Form 10-K
period 2011-12-31
ITT Corp
filed 2012-02-29
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☑

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on December 31, 2011 was approximately $1.8 billion. The December 31, 2011 measurement date was utilized due to the aggregate market value impact from the distribution of Exelis Inc. common stock and Xylem Inc. common stock on October 31, 2011.

As of February 10, 2012, there were outstanding 94.9 million shares of common stock, $1 par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2012 Annual Meeting of Shareholders are incorporated by reference in Part II and Part III of this Form 10-K.

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

(In millions, except per share amounts, unless otherwise stated)

COMPANY OVERVIEW

ITT Corporation is a diversified manufacturer of highly engineered critical components and customized solutions for growing industrial end-markets such as energy infrastructure, electronics, aerospace and transportation. Building on its heritage of innovation, ITT partners with its customers to deliver enduring solutions to key industries. Founded in 1920, ITT is headquartered in White Plains, N.Y. with approximately 8,500 employees in 31 countries and sales in more than 100 countries. The company generated 2011 revenues of $2.1 billion.

We manufacture key components that are integral to the operation of systems and manufacturing processes in the electronics, energy & mining, transportation, aerospace, and industrial markets. Our products provide enabling functionality for applications where reliability and performance are critically important for our customers and the end users of their products. For example, our industrial pumps serve the critical function of transporting inorganic fluids throughout chemical processes at petrochemical plants. The pumps are critical to the production requirements of the customer’s plant and their reliability helps our customers meet the delivery time and quality expectations of the end users of the petro-chemicals they produce.

ITT is a global company with a balanced and diversified portfolio, positioned to capitalize on secular macro trends such as urbanization and the growing middle class in emerging economies. In 2011, 63% of our sales were outside the United States, including 28% directly from emerging growth market economies. Further, approximately 30% of our revenue is derived from aftermarket products and services where we often capture repeat sales because of our large installed base of specialized products. Additionally, approximately 45% of our revenue is derived from positions our products hold on long-lived customer platforms. Similar to the aftermarket, these are also long-term recurring revenues.

Our product and service offerings are organized in four operating segments: Industrial Process, Motion Technologies, Interconnect Solutions (ICS), and Control Technologies. These businesses generally operate with strong niche positions in large, attractive markets where specialized engineered solutions are required to support large industrial and transportation customer needs.

Industrial Process manufactures engineered fluid process equipment serving a diversified mix of customers in global infrastructure industries such as oil & gas, mining, power generation, chemical and other process markets and is an aftermarket service provider.

Motion Technologies manufactures brake pad, shock absorber and damping technologies for the global automotive, truck, trailer and public bus and rail transportation markets.

Interconnect Solutions manufactures a wide range of highly specialized connector products that make it possible to transfer signal and power in various electronic devices that are utilized in aerospace, industrial, defense and oil & gas markets.

Control Technologies manufactures specialized equipment, including actuation, valves, switches, vibration isolation, custom-energy absorption, and regulators for the aerospace, military and industrial markets.

The table included below provides revenue results by segment for each of the last three years. See section titled “Segment Information” for further information about each of our business segments.

(In Millions)	2011	2010	2009
Industrial Process	$767	$694	$719
Motion Technologies	634	548	491
Interconnect Solutions	418	413	341
Control Technologies	318	275	243
Eliminations	(18)	(22)	(24)

Total consolidated revenue	$2,119	$1,908	$1,770

Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT Corporation was incorporated as ITT Industries, Inc. on September 5, 1995 in the State of Indiana. On July 1, 2006, ITT Industries, Inc. changed its name to ITT Corporation.

Company Transformation

On January 11, 2011, the Board of Directors of ITT approved a plan to separate ITT into three independent, publicly traded companies. On October 31, 2011 (the Distribution Date), ITT completed the tax-free spin-off of its Defense and Information Solutions business, Exelis Inc. (Exelis), and its water-related businesses, Xylem Inc. (Xylem) (referred to herein as the Distribution). We believe these three businesses are well-positioned to create value for shareholders as standalone companies.

ITT’s Board of Directors determined that the Distribution would provide benefits to the Company, including: (i) greater strategic focus of financial resources and management’s efforts, (ii) enhanced customer focus, (iii) direct and differentiated access to capital resources, (iv) enhanced investor choices by offering investment opportunities in separate entities, (v) improved management incentive tools, and

(vi) greater potential for utilization of stock as an acquisition currency.

Greater Strategic Focus of Financial Resources and Management’s Efforts. Prior to the Distribution, ITT’s businesses exhibited different financial and operating characteristics. In particular, the Exelis business was generally characterized by cycles that are comparatively lengthy relative to those of Xylem and ITT. This resulted in different capital expenditure and acquisition strategies. It was believed that management resources could be efficiently utilized if each management company concentrated solely on its set of businesses.

The Distribution allows management to more closely align their time and resources to operating each of these businesses.

Enhanced Customer Focus. As a unified, commonly managed set of industrial businesses, our management will be more able to focus on the needs of our customers and the specific end-markets and geographies they serve.

Direct and Differentiated Access to Capital Resources. Following the Distribution, we have the ability to focus our capital resource deployment on the remaining businesses. As a global industrial business with strong global cash flow generation potential, our business has different financial and operating characteristics from Exelis and Xylem. We believe that direct and differentiated access to capital resources will allow each company to better align each of their financial and operational characteristics with investor and market expectations.

Enhanced Investor Choices by Offering Investment Opportunities in Separate Entities. After the Distribution, investors should be better able to evaluate our financial performance, as well as our strategy within the context of our markets. We believe that the investment characteristics of ITT following the spin may appeal to different types of investors. As a result of the Distribution, our management should be able to implement goals and evaluate strategic opportunities in light of investor expectations within our various industries. In addition, we should be able to focus our public and investor relations efforts on cultivating a new identity.

Utilization of Stock as an Acquisition Currency. The Distribution will enable Exelis and Xylem to use their stock as currency to pursue certain financial and strategic objectives, including tax-free merger transactions. In addition, future strategic transactions with similar businesses will be more easily facilitated through the use of our stand-alone stock as consideration.

On October 31, 2011 (the Distribution Date), ITT completed the Distribution of Exelis and Xylem by way of a distribution of all of the issued and outstanding shares of Exelis common stock and Xylem common stock, on a pro rata basis, to ITT shareholders of record on October 17, 2011. Exelis and Xylem are now independent companies trading on the New York Stock Exchange under the symbols “XLS” and “XYL”, respectively. The Distribution was made pursuant to a Distribution Agreement, dated October 25, 2011, among ITT, Exelis and Xylem (the Distribution Agreement). On the Distribution Date, ITT also affected a one-for-two reverse stock split of its common stock (the 1:2 Reverse Stock Split).

Following the Distribution, ITT did not own any shares of common stock of Exelis or Xylem. All information herein has been restated to reflect the Distribution, and the results of the distributed businesses are presented as discontinued operations for all periods.

Business Strengths and Strategies

Management believes that the Company has several distinct competitive advantages that allow it to sustain and grow its market positions.

ITT is a diversified industrial technology company with established businesses that share five unifying characteristics:

1.	The design and manufacture of highly engineered products for critical applications

2.	Leaders in attractive and defensible niches

3.	Global footprint & highly diversified

4.	Longstanding brands and operating history

5.	Proven management system and leadership

As a result, these businesses share a common, repeatable operating model. Each business is a leader in applying its technology and engineering expertise to solve some of the most pressing challenges of our customers. Our applied engineering adeptness provides a strong business fit with our customers given the critical nature of their applications. This in turn provides us with a strong degree of knowledge of our customer’s requirements and allows us to better determine how we can help them to achieve their business goals. Our technology and customer intimacy in tandem produce opportunities to capture recurring revenue streams, aftermarket opportunities and long lived original equipment manufacturer (OEM) platforms. ITT possesses a core competency at operating this unified model across businesses in order to create value. These businesses also tend to operate in varying economic business cycles, which reduces exposures to any one cycle.

The oil & gas business in our Industrial Process segment is representative of the capability that many of ITT’s businesses have to generate profitable growth from our common operating model. In 2007 Industrial Process began to pursue growth in the oil & gas market because of its long-term attractiveness, our existing engineering capabilities, brand strength and the aftermarket potential. We started by investing in our technology through our product line expansion. We increased our footprint to achieve strategic proximity to our customers, including facilities in India in 2008, Saudi Arabia in 2009, and the acquisition of Canberra Pumps in Brazil in 2010. Additionally, we invested in upgrading and expanding our global test capabilities to accommodate high horsepower pumps that are used in this market. We have just recently completed a significant upgrade and expansion of our plant in Brazil and acquired our distributor in Australia to cover the expanding oil & gas market in that region. As a result of our operating model, over this time we have signed global oil & gas strategic account agreements with five globally recognized oil & gas customers.

ITT possesses leading brands in many of its niche markets such as Goulds Pumps, Cannon, KONI, Enidine and ITT. These brands are associated with quality, reliability, durability, and engineering excellence. Recently, the Company has extended its branding efforts internationally. As a result, the ITT brand is very well recognized in emerging markets including China, India, Brazil and Saudi Arabia.

In addition to branding efforts, we collectively utilize the well-established ITT Management System (IMS), which is a framework for running our businesses in a measureable, data-driven manner and is a guide for the behaviors, decisions and actions of our employees. The IMS consists of four core integrated processes:

1.	Profitable Growth – Value based approach to organic growth through strategic planning, market segmentation, and new product development

2.	Operational Excellence – Value Based Lean Six Sigma and goal deployment process for continuous, sustained cost reduction

3.	Resource Optimization – Alignment of our production, sourcing, and footprint with our growth strategies

4.	Leadership & Learning – Continuous training and development of our employees

We deploy the IMS in each of our operating segments and at each of our major facilities. In addition, we have implemented a system of integrated councils comprised of leaders from each business that focus on core growth and efficiency improvement areas across ITT. The focus areas are 1) Commercial Excellence; 2) Operational Excellence; 3) Technology; and 4) Global Sourcing. This collaborative approach provides us with the opportunity to leverage best practices and key resources in customer relationship management, coordinated sourcing initiatives, innovation, and technology sharing.

ITT’s long-term objectives are to increase the Company’s earnings and financial returns through a balanced operating strategy. The elements of this strategy are disciplined organic growth through global market expansion and new product development, combined with operational improvements through the ITT Management System that focus on reducing costs and cycle times and improving our productivity on a continual basis. We believe we can drive growth by helping our existing customers grow while seeking new customers by expanding our geographic and product markets. With the external focus of the ITT Management System our efforts at continuous improvement are centered on meeting and exceeding customer requirements.

Our long-term goals are to drive average annual organic revenue growth of approximately 5%-7%, with corresponding operating margin expansion of 50-70 basis points, achieve free cash flow conversion of greater than 105%, and adjusted EPS growth of 10%-15% per year. We intend to leverage our niche market positions, continue to expand globally by following and supporting our customers and their growth, introduce new products, and drive down costs and increase productivity to reach these goals.

ITT’s growth strategy consists of the following six key elements, which collectively are expected to grow revenues, expand margins, and drive increased profitability and cash flow:

1. Premier Customer Experience

ITT places significant focus on managing the relationships it has with its customers through a formalized process known as Value-Based Commercial Excellence (VBCE). VBCE is a continuous improvement process which our businesses use to strategically price our products and services, develop our value propositions, and assist our customers to solve their toughest business challenges. ITT is able to accomplish this by providing an efficient and productive customer experience through advanced order configuration, on-time delivery initiatives, and reliable products and services. In addition, ITT has key strategic account relationships throughout the industries we serve. Strategic accounts are customer partnerships, often global in scale, which promote the shared benefits of improved business processes between ITT and its customers. Our strategic account agreements promote customer intimacy, optimized service and delivery performance, and provide growth and profit improvement opportunities. In some instances we are able to leverage these relationships across segments. For example, both Industrial Process and ICS supply products and services to certain oil & gas customers through Industrial Process’s strategic account relationships. Additionally, ITT’s Global Supply Chain Services (GSCS) capabilities and operational excellence initiatives are key supporting elements to the premier customer experience. The Company views its customer relationships as its primary vehicle for growth and technological advancement. Understanding our customer’s growth plans and challenges allows ITT’s businesses to tailor and deliver reliable and timely products and services.

2. Investment in Technology and Research & Development

The company has a core competency in application engineering because a majority of our products feature leading technologies that operate in harsh environments. Harsh environments reflect challenging surrounding conditions such as the extreme cold and darkness of outer space, the high pressure of the ocean floor or within the confines of hand held communication devices that oftentimes are dropped on hard surfaces. For example, our electrical connectors are built specifically for service on satellites in space, in oil & gas drilling operations under sea and on land, and in popular mobile devices such as smart phones.

ITT has differentiated itself in the critical arena of technology and research & development (R&D). ITT has a strong track record in new product development and introduction. As a result of our investments, R&D as a percentage of sales has exceeded three percent during each of the last three years. ITT’s approach to technology is to work with its customers in tailoring the right approach to a particular customer need or problem. In our Industrial Process business, our engineers work with our customers in a number of highly challenging environments to improve the way our pumps are installed and operated. This allows the customer to run their processes more reliably and use less energy since energy is the largest component of pump life cycle operating costs.

3. Focused Expansion in Growth Markets

ITT is a global company with 63% of its 2011 revenue derived from international markets, including 28% from emerging growth market economies. Accordingly, ITT has located approximately half of its manufacturing facilities outside of the United States to lower costs, achieve strategic proximity to its customers and to further increase international sales and market share. For example, ITT’s ICS segment has had a long-term presence at its Shenzhen, Guangdong Province, China facility. Shenzhen is a low cost manufacturing site that also possesses component fabrication capabilities such as metal stamping, plating, machining and injection molding. Shenzhen produces products for both domestic consumption in China and for global customers. The plant and its experienced, skilled workforce produce a number of ICS products such as universal contacts, electric vehicle connectors, and medical connectors. In addition, the Shenzhen site is staffed with engineers who design specific products for the Asia Pacific and China region.

ITT’s businesses are in a position to grow with its customers in these rapidly expanding global markets. Many of these markets are bolstered by secular trends driving development throughout the emerging economies such as a growing middle class and urbanization. These trends are fueling increased consumer consumption of energy, durable goods, automobiles, rail and air travel. For example, Goulds Pumps are used in processing petrochemicals in Saudi Arabia for use in a host of consumer goods such as plastics. Our Motion Technologies’ brake pads are installed on Shanghai General Motors and Mercedes automobiles in China, and KONI rail dampers are making high speed trains more comfortable for passengers in China.

We have and expect to continue to expand our R&D capabilities to make products that are relevant to local markets. Our focus is on products where reliability and engineered solutions are valued. We recently added R&D technology centers in key markets such as India and China. In early 2012, we plan to begin development on another R&D center in China that will be focused on expanding and enhancing braking technologies for the local market. Industrial Process is developing localized ISO and multistage ring section pumps at our Baroda, India plant for the growing chemical process, oil & gas, and general industrial pump markets in India.

4. Increased Aftermarket Capture and Platform Expansion

Aftermarket sources accounted for approximately 30% of our 2011 revenue. Our Industrial Process, Motion Technologies, and Control Technologies segments benefit from repeat sales of original products, consumable spare parts, and services as a result of our large, global, and growing installed base of products. Aftermarket business generally carries higher margins than original sale products and tends to be a more stable, recurring revenue stream than project-based businesses. The key drivers of aftermarket demand are the wear and tear on critical components in harsh environmental applications. We develop our aftermarket business through our end user sales channels and dedicated service personnel. The Company views this as a valuable source of future earnings and is actively marketing its capabilities while investing in technologies that reduce the customer’s total life cycle cost. For example, our Industrial Process business has an established international service center network with eight Pump Repair and Overhaul shops (PRO shops) in the United States and facilities in Australia, Brazil, Chile, Saudi Arabia, Thailand, and Venezuela.

Our Motion Technologies segment also has recurring revenue streams from automotive and rail platform content. Its products generally serve on long-term platforms whereby once the original equipment products are sold, aftermarket parts are needed to replace and extend the life of a vehicle. Our up-front investments to gain positions on automotive platforms provide long-term sustainable revenue. Another example of this is on various aerospace platforms where ICS has been supplying content for many decades.

5. Margin Expansion through Operational Excellence

The Company strives to increase its profit margins and improve its competitive position in all of its business segments through its operational excellence strategy. The core elements of this strategy are Value Based Lean Six Sigma (VBLSS), GSCS and shared service utilization. These strategies enable the company to realize operating efficiencies, increased customer satisfaction, and increased free cash flow while lowering operating costs, streamlining processes, eliminating waste and improving cycle times.

The ITT culture has long embraced Lean as its central operating tenet. VBLSS encompasses Lean manufacturing as well as continuous process improvement in other critical areas such as customer service and order entry and fulfillment. Our intent is to drive ever increasing levels of quality, speed, and efficiency.

GSCS which includes low cost region sourcing and production, has enabled us to mitigate inflation and increasing material costs in order to maintain or improve profitability during periods of rising costs. ITT produces its array of engineered products in key low-cost and emerging growth countries such as China, India, Brazil, Saudi Arabia, South Korea, Czech Republic and Mexico. Certain operations, including shared services are leveraged between the Company’s operating segments which have resulted in additional cost savings and synergies through the consolidation of operations and reduced general and administrative expenses.

6. Effective Capital Deployment to Drive Organic and Inorganic Growth

ITT’s businesses operate in growing and highly fragmented markets. ITT estimates the sum of its served addressable markets to be approximately $31 billion worldwide. Given these dynamics and ITT’s technology investments, global reach and strong brands, the Company believes it has the opportunity to continue to expand geographically, broaden its product lines, improve its market share positions, and increase earnings through sales growth and operational efficiencies on an organic basis and through acquisition. We strive to effectively deploy our capital by combining strategic filters with rigorous financial criteria. ITT’s acquisition strategy generally targets firms in similar businesses and end-markets that produce unique and differentiated products and technologies. A disciplined focus on liquidity and cash management is a major part of how we will manage ITT’s financial performance.

Targeted Leverage Of Our Capabilities

In addition to the six key elements of the growth strategy described above, ITT will leverage its diverse set of resources and capabilities across its businesses in order to maximize the Company’s value creation potential. The Company is continually evaluating cross business revenue growth and cost saving opportunities and views the following assets and capabilities as core to this mission:

■

ITT Brand – The ITT brand is well regarded and widely recognized, particularly in global growth markets. This provides our segments with brand recognition for new products in key emerging growth market economies such as Brazil, China, and India.

■	IMS – Increased performance and productivity through the common application of the ITT Management System.

■	Shared Services – North American, Chinese and other regional shared services initiatives; including information technology.

■

Councils – Cross value center operational councils in areas such as operations, commercial excellence, and technology and new product development. While our technologies vary significantly between each of our segments, our engineering leaders across the businesses leverage our collective strengths through collaboration and cooperation in areas such as design tooling, specific technologies and best practices including our long-standing, results-driven value-based product development process.

■

Strategic Accounts – Further development and expansion of our global strategic account program to bring the combined technical capabilities of multiple ITT businesses to address incremental customer opportunities.

■

Sourcing – Indirect sourcing activities across ITT’s businesses are managed centrally to better leverage our third-party spending and vendor performance levels. ITT’s global indirect sourcing group also provides services to Exelis and Xylem on a third-party contract basis. Generally these third-party contracts last for one to two years, but may be terminated earlier if either Exelis or Xylem source the services from an alternative provider.

Segment Information

Industrial Process

The Industrial Process segment is a global manufacturer of industrial pumps, valves and related equipment, and is a provider of plant optimization and efficiency solutions and aftermarket services and parts. Headquartered in Seneca Falls, New York, its operations include four product categories:

Goulds Pumps, Inc. is the largest operating division in the Industrial Process segment and is a market leader with over 160 years of product design history and is focused on customer needs primarily in the chemical, oil & gas, mining, power, pulp & paper, and general industrial markets. The Goulds Pumps brand is among the most widely recognized brands in the global pump industry. We have a broad portfolio of centrifugal pumps including ANSI and ISO chemical pumps, API (American Petroleum Institute) pumps for the petrochemical and oil & gas industry, slurry and process pumps for the mining industry and paper stock pumps for the pulp & paper industry. Our portfolio also includes vertical, axial flow, multi-stage and other pumps that are used in a multitude of industries.

ITT Engineered Valves is a manufacturer of process valves for the biopharmaceutical, mining, power, pulp and paper and general industrial markets. ITT Engineered Valves has 65 years of experience in design, fabrication and engineering of market leading industrial knife-gate (Fabri-Valve) and sanitary diaphragm valves (Pure-Flo). Pure-Flo is a leading provider of sanitary valves to the global biopharmaceutical market.

ITT PRO Services is the aftermarket solutions offering of Industrial Process which strives to extend equipment life in its customers’ facilities. PRO Services provides an array of services focused on reducing equipment total cost of ownership (TCO) and increasing plant output. The typical services provided include parts supply, inventory optimization, field service, energy and reliability assessments, repairs, upgrades and overall equipment maintenance. PRO Services offerings include Goulds Pumps Parts, ProShop Repair and Upgrades, ProSmart, PumpSmart, ProCast and Plant Performance Services.

ITT C’treat is a leading provider of water treatment systems for offshore oil and gas production platforms and has been in business since 1980. Its skid-mounted, reverse osmosis water makers convert seawater to drinking water and process water for the world’s largest offshore oil and gas exploration and production corporations.

Industrial Process services an extensive base of customers from large multi-national companies, engineering, procurement and construction firms (EPC) to regional distributors with thousands of end-user customers. We estimate this segment’s served addressable market is approximately $12 billion worldwide. In 2011, the end-use markets that these customers operated in include oil & gas (29%), chemical & petrochemical (23%), mining (13%), and general industrial (35%). These customers are geographically distributed with a regional mix of North America (57%), Latin America (16%), Middle East & Africa (10%), Asia Pacific (12%) and Europe (5%).

Industrial Process has transformed its Goulds Pumps business considerably over the past five years. Goulds Pumps is an industry leader in the chemical, power, mining, paper and other pump segments, including food & beverage, biofuels, steel and many other industries. Key products include ANSI and ISO process pumps, paper stock, horizontal split case, sump, slurry and vertical turbine pumps. Investments have been made in this segment to automate the product selection and order entry process to drive highly efficient transactions and accuracy. In order to support more complex industrial pump segments which includes engineered to order API products for the global oil & gas, petro-chemical and power generation markets a great deal of investment has been made over the last decade. Industrial Process has been successful in penetrating this segment by investing in upgrading existing products and infrastructure, increasing engineering resources globally, enhancing global product and project management and driving operational excellence. Order fulfillment for the more complex segment often involves customization and multiple customer milestone meetings as they progress from order entry, manufacturing, testing, shipment, and installation and start-up.

Industrial Process recognizes that serving the customer before, during and after installation is critical. Our success in the marketplace is largely due to our global and diversified channel structures. End-users are serviced by an extensive network of independent industrial distributors and representatives which complement our customer-focused direct sales and service organization. We also have focused channels dedicated to supporting the EPC firms as their needs are often different from other end-user customers.

The pump and valve markets Industrial Process serves are highly competitive. For most of our products there are hundreds of regional competitors and a limited number of larger global peers. We consider our larger competitors to include Flowserve, Sulzer Pump, ClydeUnion (SPX), Ebara, Weir and Tyco (valves). Primary customer decision drivers include price, delivery, brand recognition/ reputation, perceived quality, broad product offerings, commercial terms, technical support and localization. Pricing is typically very competitive for large projects because of the increased potential for aftermarket opportunities for the original equipment provider.

Our ability to compete is based upon having a wide range of engineered industrial pumps to meet many of our customers’ most demanding applications and on our capability to provide our customers with an array of after sale services and support. For larger projects, breadth of product offering is an important factor as it simplifies the customer procurement process. Industrial Process’ ability to expand our product portfolio has historically been a competitive strength.

We benefit from our large global installed base of products, and because of the processes in which they are installed, require frequent maintenance, repair and replacement parts. The frequency of repair and maintenance services is dependent on utilization levels and the conditions and environment in which they operate. Our direct and distributor channels provide market leading service to our customers. As we increase the number our global installations, we continue to add service centers and personnel. By positioning our presence closer to customers, we are able to provide quick responses to their growing aftermarket needs.

We believe our Industrial Process segment demonstrates ITT’s competency in Premier Customer Experience because the organization works with its customers over the life cycle of the installation and operation of its products in the customers’ facilities or its customers’ end users in the case of an EPC firm. Industrial Process is able to accomplish this because of its extensive global customer relationships, breadth of product offering, product availability, project management skills, and aftermarket and reliability services.

Motion Technologies

Motion Technologies, headquartered in Lainate, Italy, is a global manufacturer of highly engineered and durable components, consisting of brake pads, shock absorbers and damping technologies for the transportation industry. The transportation industry encompasses both personal and public transport equipment, such as passenger cars, light and heavy-duty commercial vehicles, buses and rail transportation. Motion Technologies consists of two businesses, Friction Technologies and KONI. Through its Friction Technologies business, Motion Technologies provides the automotive market with high-performance, high-quality brake pads and through its KONI business, Motion Technologies provides the transportation industry with shock absorber and damping equipment. The Motion Technologies revenue composition is split approximately 80% from Friction Technologies and 20% from KONI. Motion Technologies primarily serves the high-end of the transportation industry, with a strong reputation for quality products and a focus on new product development and operational excellence.

We believe that Motion Technologies is positioned and structured to benefit from the anticipated growth in the transportation industry. Growth that we believe will be driven by increasing urban and middle class populations, creating a significant need for additional mass transit infrastructure and individual desire for automobile ownership.

Friction Technologies

Our Friction Technologies business applies innovative research of new friction materials and the identification of highly productive technologies to produce a range of brake pads installed as original equipment (OE pads) on cars and light to heavy duty commercial vehicles. OE pads are sold either directly to original equipment manufacturers (OEM) or to Tier-1 and Tier-2 brake manufacturers. Our OE pads are designed to meet specific customer specifications and environmental regulations, and to satisfy an array of geographic applications. Most automobile OEM platforms (car model) require specific brake pad formulations based the customer’s specifications, including demanding delivery and volume schedules.

Friction Technologies also manufactures aftermarket brake pads destined to the automotive service and repairs market. This market consisting of both OEM dealers, also referred to as original equipment service (OES) networks, and independent aftermarket (AM) networks. Brake pads sold within the OES network generally match the exact specifications of an original auto platform OE brake pad, while our robust catalogue of AM pads features technology designed to provide up to the highest levels of braking performance. Within the service and repairs market, pads are sold either directly to OEM manufacturers and to the Tier-1/Tier-2 brake manufacturers or indirectly through European distributors, primarily Continental. Combined sales to Continental and TRW, Motion Technologies’ largest customers were 41% of 2011 revenue and 12% of consolidated ITT revenue.

Our dedication to customers and to the advancement of braking technologies has built a legacy of quality, reliable products that meet the demands of customers across the globe, creating our leadership position in the European OE pad and AE pad markets. Historically, revenue for Friction Technologies has been generally balanced between OE pads and AM pads.

KONI

The KONI business organizes its various performance shock absorber products into three main product market groups: railway rolling stock; car & racing; and bus truck & trailer. Each product market group is handled by its own dedicated team for product development and engineering, assembly lines and sales & marketing, thus assuring the best possible concentration of product specialization and know-how.

Railway Rolling Stock – The railway rolling stock market group provides a wide range of equipment for passenger rail, locomotives, freight cars, high speed trains and light rail.

Offerings include hydraulic shock absorbers (primary, lateral and inter-car), yaw dampers as well as visco-elastic and hydraulic buffers. This market group also engages in the revamping of air springs which are primarily used on high speed trains and light rail in the United States. Revenue opportunities for our rail damping systems are balanced between OE and AM customers. Sales are either directly to train manufacturers and train operators carrying out scheduled train maintenance programs or indirectly through distributors.

Car & Racing – The car & racing market group features performance shock absorbers using our Frequency Selective Damping (FSD) technology. FSD products are popular with car and racing enthusiasts who desire to modify their shock absorbers for increased handling performance. KONI car shock absorbers are sold all over the world, through a distribution network that markets KONI products into specific geographies or customer groups.

Bus, Truck & Trailer – The bus, truck and trailer market group manufactures shock absorbers and bus dampers, destined to both OE and AM customers.

The rail damping systems and bus dampers market, have attractive growth prospects because mass transit systems are benefiting from ongoing large-scale urbanization trends and infrastructure investments. The long-term, enduring nature of these factors fosters a market environment that tends to demonstrate mitigated levels of cyclicality. In addition, train and bus vehicles are sustainable transport modes that reduce traffic congestion and smog levels in urban areas.

Motion Technologies has a strong market reputation derived from many years of mutual collaboration with major OE manufacturers and is focused on customer satisfaction, quality and on-time delivery. Motion Technologies has a global manufacturing footprint, with production facilities in Western Europe, Eastern Europe, North America and Asia. Although 41% of Motion Technologies revenue is derived from its top two customers, demand for its products stems from a variety of end customers all over the world.

Motion Technologies competes in markets primarily constituted by large and well-established national and global companies. The brake pads and linings market, which exceeds $6 billion, includes companies such as Nisshinbo, Honeywell, Akebono and Federal Mogul. Key competitive drivers within the OE pad business include technical expertise, formulation development capabilities, scale production, product performance, high-quality standards, customer intimacy and reputation. OEM customers usually require long-lasting and well-established relationships, based on mutual trust, local proximity and a wide range of cooperative activities, starting from the design to the sampling, prototyping and testing phases of brake pads. Within the AM pads market, Motion Technologies is a leading European provider in a highly fragmented global market.

Competitive drivers in the rail damping systems business include price, technical expertise and product performance. Rail damping systems are considered critical components because of safety requirements and thus they have to be specifically designed according to many different train applications, and must satisfy strict compliance requirements. We estimate the rail damping systems and bus dampers segments have a combined available market of approximately $500. Motion Technologies is a global leader in the rail dampers component of the complete rail damper system.

Interconnect Solutions

Headquartered in Santa Ana, California, ICS designs and manufactures a broad range of highly engineered connectors and cable assemblies for critical applications in harsh environments that make it possible to transfer signal and power in an increasingly connected world. Through our brands that include Cannon, VEAM and BIW, this segment serves customers in the aerospace, oil and gas, medical, handheld electronics, industrial, alternative energy, transportation and defense markets. The connectors market is large and fragmented but ICS is generally one of the leading companies in our served markets due to our technology, strong customer relationships, cost performance and global footprint. ICS has seven production facilities, including two in the United States, and one in Mexico, Italy, Germany, England, and China that provide geographic proximity to our key global customers.

Our products and solutions are generally focused in various applications, characterized as harsh environments or telecom, computer and consumer connectors.

■	Harsh Environment Connectors

We design, manufacture and sell high performance, military-specification, and commercial electrical connectors of the following types: Circular, Rectangular, Radio Frequency, Fiber Optic, D-sub Miniature, Micro-Miniature and cable assemblies. Based on our technological capabilities in filtering, sealing, contact geometry, composite materials and plating, we focus on product solutions for harsh operating environments. These products are used in aerospace, oil & gas, industrial, defense and transportation markets. Applications include avionics equipment, civil aircraft, industrial automation and production equipment, electric vehicles, medical imaging and diagnostics equipments, rail, construction and agriculture equipment, military equipment, navigation devices and smart phones.

■	Telecom, Computer, Consumer Connectors

We design, manufacture and sell high-bandwidth, high density connectors that are used in entertainment equipment, lighting, telecom transmission and switching equipment, cellular base stations, cable and satellite set-top boxes and high end servers. Applications include broadcasting equipment, stage lighting, voice and VoIP telecom equipment, computer workstations, and cellular towers.

ICS products are used in a wide variety of applications throughout the world. ICS sells its products to over 2,500 customers and the four largest customers represent approximately 8% of net sales for the year ended December 31, 2011. ICS’s products are sold directly to OEM’s, Contract Manufacturers and cable system operators and through its global distribution channel. ICS has a global distribution network and is engaged with the leading distribution companies throughout the world. Many of these distributors have been distributing ICS products for over 70 years. ICS’s sales to distributors account for approximately 32% of 2011 sales. ICS also provides custom products for unique applications using its engineering expertise to solve difficult connectivity problems and reliability challenges.

The global market for connectors and related products is estimated to be in excess of $48 billion in 2011. ICS competes with a large number of competitors in a fragmented market. Based on our technological capabilities, we focus mostly on product solutions for harsh operating environments and estimate our addressable market to be approximately $6 billion in 2011. The major competitors for these products are Amphenol, Deutsch, Souriau (Esterline) and Glenair. ICS is one of the leading companies in our served market driven by our technology, our customer relationships, cost performance and global footprint. Our major customers consist of major aerospace and defense companies, as well as other handheld electronics and industrial companies.

Control Technologies

Control Technologies, headquartered in Valencia, California, specializes in highly engineered aerospace components and industrial products. We offer an extensive portfolio of qualified products such as fuel management, actuation and noise absorption components in the aerospace market and a range of products that manage motion and absorb energy in a variety of industrial markets. Our application expertise allows us to offer customized solutions using modular platforms that effectively deliver our technologies into various customer applications. We have strong aftermarket opportunities, particularly in our aerospace business, and a broad customer base with no single customer accounting for more than 10% of Control Technologies revenue.

CT Aerospace

CT Aerospace designs and manufactures flow control and actuation components, motion control, energy absorption and vibration isolation products primarily for commercial aerospace, military and other markets. We estimate the served addressable market for CT Aerospace is approximately $2.4 billion worldwide. Our aircraft component products consist of fuel and water pumps, valves, electro-mechanical rotary and linear actuators, and pressure, temperature, limit, and flow switches for various aircraft systems. Our aircraft interior products include stowage bin rate controls, rotary hinge dampers and actuators, seat recline locks and control cables and a variety of engineered elastomer aircraft interior isolators to protect equipment and keep the interior of the aircraft quiet. We also provide electromechanical seat actuation systems for premium seating products. Military products generally include energy absorption applications. Most of our products are sold direct to the customer by our in-house sales force. We utilize a small third-party business for government spare parts distribution, thereby eliminating extensive administrative costs. CT Aerospace also has a well-established Federal Aviation Agency (FAA) certified repair station which focuses on the aftermarket. The repair station also carries ISO9001/AS9100 and European Aviation Safety Agency (EASA) accreditations.

Our products are custom designed for specific customer applications. We have a highly skilled engineering group for R&D, application engineering and qualification. We conduct fundamental research internally, with universities, and with our customers. We leverage our technical capability to provide innovative and reliable solutions for our customers. Our flow control and actuation products deliver reliability requirements through a unique patented shunt disc technology for pressure and temperature switch applications for hostile environments. In addition, our actuator utilizes a patented optical technology for enhanced reliability. Our pumps have the ability to run dry for extended periods, eliminating potential fire ignition sources in fuel system applications and provide high reliability. Our energy absorption products use patented technology to provide innovative solutions, such as self compensation for load variations. Our noise/vibration isolation products use patented innovations to improve noise control, reduce weight, and reduce installation time.

CT Aerospace sells a wide range of products to the aerospace industry and has many customers globally. Our customers are predominantly commercial airframe manufacturers, airframe systems manufacturers, interior systems, seat manufacturers, commercial airlines and defense contractors. We have strong positions with the leading commercial airframe and systems manufacturers such as Boeing, Parker, Eaton and Honeywell. We have significant content in a number of large commercial transport platforms. We also have significant content on regional and business aircrafts. These platforms provide a long life cycle of original equipment and aftermarket sales.

We serve the aircraft interior market for overhead bins and seating components. The seat actuation market typically sells over 60% of annual sales to modernize existing commercial aircraft fleets. Our business is neither dependent on one or a small number of customers.

In the highly regulated Aerospace Market we benefit from our large installed base of products. We compete by offering a wide portfolio of reliable products, coupled with advanced application expertise and customer support. We believe application expertise and our reputation for quality significantly enhance our market position. Our ability to collaborate with our customers to deliver wide product offerings has allowed us to compete effectively, to cultivate and maintain customer relationships, and to expand into many new markets.

Competitors range from large multi-national corporations to small privately held firms. Our markets are often fragmented and thus there are several types of companies who choose to play in the field. Aviation competitors include Circo, Hydra Electric, Eaton, Lord Corporation, Hutchinson, Ro-RA General Aerospace and Crane. Competition in these markets focuses on application expertise with effective solutions, product delivery and performance, previous installation history, quality, price and customer support. We have been successful in establishing long-term supply agreements with a number of our larger customers, thereby increasing opportunities to win future business.

Given the highly fragmented nature of the Aerospace Repair & Overhaul industry, CT Aerospace competes with a large number of Maintenance Repair and Overhaul (MRO) businesses. Some airlines have established repair and overhaul capabilities which makes them competitors as well. We compete in the repair and overhaul segment of our business by offering a high quality service with increased reliability, coupled with advanced technical expertise.

CT Industrial

CT Industrial designs and manufactures energy absorption, motion control, and general industrial products primarily for the heavy industrial, medical, automation, energy, and shape cutting markets. We estimate the served addressable market for CT Industrial is approximately $4.3 billion globally. Our energy absorption products consist of customized shocks, dampers, and wire rope. CT Industrial possesses a specialized set of skills and capabilities in the energy absorption business. Our motion control products consist of servomotors, actuators, and controllers. Our general industrial products include gas regulators, pressure switches, and web tensioning equipment.

We also provide the controls, torches, power supply, and torch tip consumables for the plasma shape cutting industry.

CT Industrial has solid positions in China, Europe, and North America. It has a broad customer base including end users, OEM’s, and distribution. Channels to market include direct, commissioned representation and buy-resell distributors. CT Industrial competes by offering a wide portfolio of reliable products that are brought to specific markets as a basket of tools to solve applications for customers. Historically, we have focused on product delivery, quality, performance and application engineering.

Our ability to collaborate with our customers to deliver comprehensive product offerings has allowed us to compete effectively. Two recent examples of this include collaborating with a customer to design a unique solution for under water remote operated vehicles serving off shore oil platforms in our motion control business. Another example includes working with a Chinese customer to develop a unique solution for life extension and efficiency of hydro electric plants in our energy absorption business.

Competitors change depending on the product line and range from large multi-national corporations to small privately held firms. CT Industrial has a leading position in our energy absorption business. Our position in the top three manufacturers in energy absorption is significant in the automation, heavy industrial and energy markets.

The motion control and general industrial businesses are highly fragmented and we compete with a group of industry participants. The main competitor in the servo motor product line is Danaher. Parker is a leading competitor in the pneumatic actuation. This is a diverse, global market. The shape cutting markets are led by Hypertherm, followed by Kjellberg and Thermal Dynamics.

CT Industrial will continue to focus on delivery lead times, quality and performance while enhancing our already strong application engineering offering. The development of new customer service strategies will create a differentiated service offering and improve turnaround time in product, quotations and service communications.

Other Company Information

Materials

All of our businesses require various raw materials, the availability and prices of which may fluctuate. The principal raw materials used in manufacturing our products include steel, iron, aluminum, nickel, tin and copper, as well as specialty alloys, including titanium. Materials are purchased in various forms, such as bar, rod and wire stock, pellets, metal powders, shims, springs, fabricated parts including motors, and machined castings.

Our global sourcing initiatives continue to expand and are designed to capitalize on sources in emerging markets and other low-cost sources of purchased goods balanced with efficient coordinated global logistics. Raw materials, supplies and product subassemblies are purchased from third-party suppliers, contract manufacturers, and commodity dealers. For most of our products, we have existing alternate sources of supply, or such materials are readily available. In some instances we depend on a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to a limited number of suppliers.

We continually monitor the business conditions of our supply chain to maintain our market position and to avoid potential supply disruptions. There have been no raw materials shortages that have had a material adverse impact on our business as a whole, and we have been able to develop a robust supply chain such that we do not anticipate shortages of such materials in the future.

Although some cost increases may be recovered through increased prices to customers, our operating results are generally exposed to such fluctuations. We attempt to control such costs through fixed-priced contracts with suppliers and various other cost containment strategies, such as our GSCS initiative. We typically acquire materials and components through a combination of blanket and scheduled purchase orders to support our materials requirements for an average of four to eight weeks, with the exception of some specialty materials. From time to time, we experience significant price volatility or supply constraints for materials that are not available from multiple sources such as certain rare earth minerals. In limited circumstances, we may have to obtain scarce components for higher prices on the spot market, which may have a negative impact on gross margin and can periodically create a disruption to production and delivery. We also acquire certain inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. We evaluate hedging opportunities to mitigate or minimize the risk of operating margin erosion resulting from the volatility of commodity prices.

Manufacturing Methods

We utilize two primary methods of fulfilling demand for products: build-to-order and engineer-to-order. Build-to-order assembly consists of building a group of products with the same pre-defined specifications, generally for our OEM customers’ inventory. Engineer-to-order assembly consists of building a customized system for a customer’s individual order specifications. In both cases, we offer design, integration, test and other production value-added services. We employ build-to-order capabilities to maximize manufacturing and logistics efficiencies by producing high volumes of basic product configurations. Engineering products to order permits the configuration of units to meet the customized requirements of our customers. Our inventory management and distribution practices in both build-to-order and engineer-to-order seek to minimize inventory holding periods.

Backlog

Delivery schedules vary from customer to customer based on their requirements. For example, large complex projects in specialized markets such as oil and gas and mining at Industrial Process require longer lead times and production cycles. Delivery delays could arise from changes in the customer’s requirements or technical difficulties. Total backlog, representing firm orders that have been received, acknowledged and entered into our production systems, was $850 and $682 at December 31, 2011 and 2010, respectively. Total backlog at December 31, 2011 was comprised of 57% from Industrial Process, 19% from Motion Technologies and 12% from each ICS and Control Technologies. We expect to satisfy nearly all December 31, 2011 backlog commitments during 2012.

Intellectual Property

We generally seek patent protection for those inventions and improvements that are likely to be incorporated into our products or where proprietary rights are expected to improve our competitive position. The highly customized application engineering embedded within our products, our proprietary rights and our knowledge capabilities all contribute to enhancing our competitive position.

While we own and control a significant number of patents, trade secrets, confidential information, trademarks, trade names, copyrights, and other intellectual property rights which, in the aggregate, are of material importance to our business, management believes that our business, as a whole, as well as each of our core segments, is not materially dependent on any one intellectual property right or related group of such rights. Patents, patent applications, and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise. As the portfolio of our patents, patent applications, and license agreements has evolved over a long period of time, we do not expect the expiration of any specific patent or other intellectual property right to have a material adverse effect on our financial position, results of operations or cash flows.

Research and Development

R&D is a key element of ITT’s engineering culture and is generally focused on the design and development of products and solutions that anticipate customer needs and emerging trends. In addition, our R&D is based on taking technology quickly to the tangible phase, increasing the competitive offering, and increasing the customer service level through application engineered solutions.

Product development efforts at Industrial Process focus on technologies that reduce customer’s total cost of ownership. We have significantly expanded our API pump coverage to service the oil & gas market. During 2011, we introduced some key new products, including two slurry valves and a slurry pump to service the mining market and a high pressure ring section pump for reverse osmosis and general industrial applications.

Motion Technologies R&D activities focus on the design and development of products and solutions that either meet specific customers’ needs or anticipate new market trends and environmental regulations. During 2011, Motion Technologies introduced key new products, including a low-copper content brake pad, new friction materials for the North American market and the Ceramic product line for high-performance European aftermarket. Additionally, in 2012 Motion Technologies will begin construction of a new R&D and production center in Wuxi, China. The facility, expected to be completed in mid-2012, will be focused on driving development of friction materials suited to performance requirements specific of the Chinese market, to better serve local demands and to be included in all new projects currently restricted to local suppliers.

ICS’s R&D programs are focused on bringing products to market that satisfy the present and future needs of the connectors industry. Our product designs attempt to deliver solutions to size reduction and bandwidth expansion challenges, while providing reliable power and signal connections that meet and exceed the requirements of our customers. Our new J1772 Electric Vehicle connector was the first in the industry to receive approval from UL, the electrical safety testing and certification organization, and won product of the year awards in 2011. Our new QLC miniature high density connector, used in medical ultrasound equipment, was selected by a leading medical equipment company as their choice for all new ultrasound equipment.

Control Technologies R&D efforts are aimed at producing innovative technologies that solve our customer’s critical issues. During 2011, we introduced Enidamp(tm), a vibration control product that significantly reduces vibrations on commercial aircraft that allows critical overheat detection system to function properly. Other important developments in 2011 were an environmentally friendly shock absorber and an actuator for gate valves that addresses two critical customer concerns. First, it is extremely light in weight, and second, it can meet or exceed customer lead time requirements.

We anticipate our investments in future R&D activities will moderately increase from current spending levels to ensure a continuing flow of innovative, high quality products and maintain our competitive position in the markets we serve. Such activities are conducted in laboratory and engineering facilities at several of our major manufacturing locations, as well as in our dedicated R&D facilities strategically positioned close to our customers. During 2011, 2010 and 2009, we recognized R&D expenses of $66, $61, and $53, respectively, within operating expenses, which is 3.1%, 3.2% and 3.0% as a percent of revenues, respectively.

Cyclicality and Seasonality

Many of the businesses in which we operate are subject to specific industry and general economic cycles. Our connectors business tends to be impacted more in the early portion of an economic cycle, while the automotive and aerospace components businesses tend to expand in the middle portion of the economic cycle and the industrial pump business typically benefits from late cycle expansion.

Our businesses experience limited seasonal variations, with demand generally at an annual low during summer months (our third quarter) mainly attributable to European automotive manufacturing shutdowns and the planned industrial maintenance activities of our customers. Revenue impacts from the limited seasonal variations are typically mitigated by our backlog of orders that allow us to adjust levels of production across the summer months.

Environmental Matters

We are subject to stringent federal, state, local, and foreign environmental laws and regulations concerning air emissions, water discharges and waste disposal. In the United States, these include but are not limited to the Federal Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Environmental requirements are significant factors affecting our operations. We have established an internal program to assess compliance with applicable environmental requirements for our facilities. The program, which includes periodic audits of many of our locations, including our major operating facilities, is designed to identify problems in a timely manner, correct deficiencies and prevent future noncompliance.

Management does not believe, based on current circumstances, that we will incur compliance costs pursuant to such regulations that will have a material adverse effect on our financial position, results of operations or cash flows. We believe we closely monitor our environmental responsibilities, together with trends in the environmental laws. In addition, we have purchased insurance protection against certain environmental risks arising out of our business. Environmental laws and regulations are subject to change, however, the nature and timing of which may be difficult to predict.

Accruals for environmental liabilities are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our estimated liability is undiscounted and is reduced to reflect the participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective share of the relevant costs. At December 31, 2011, we had accrued $102 related to environmental matters. Such estimates are subject to change and may be affected by many factors, such as new information about a site, evolving scientific knowledge about risk associated with any contamination involved, developments affecting remediation technology, and attitudes of regulatory authorities.

Employees

As of December 31, 2011, we had approximately 8,500 employees, of which approximately 3,500 were located in the United States. Approximately 15% of our U.S. employees are represented by unions. We also have unionized employees in Italy and Brazil. No one unionized facility accounts for more than 20% of ITT total revenues. Although our relations with our employees are strong and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not experience these or other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. On July 28, 2012, our contract with the United Steelworkers at our Seneca Falls, NY location will expire. Negotiations to renew this contract have not yet begun. This union contract covered 387 employees as of December 31, 2011.

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

ITEM 1A.	RISK FACTORS

We are subject to a wide range of factors that could materially affect future developments and performance. Because of these factors, past performance may not be a reliable indicator of future results. Set forth below and elsewhere in this document are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this document. The most significant factors affecting our business and operations include the following:

Business and Operating Risks

Our exposure to pending and future asbestos claims and related assets, liabilities, and cash flows are subject to significant uncertainties, which could have adverse effects on our financial position, results of operations and cash flows.

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

We record an asset that represents our best estimate of probable recoveries from insurers or other responsible parties for the estimated asbestos liabilities. There are significant assumptions made in developing estimates of asbestos-related recoveries, such as policy triggers, policy or contract interpretation, the methodology for allocating claims to policies, and the continued solvency of the Company’s insurers or other responsible parties. Certain of our primary coverage in place agreements are expected to exhaust in the next twelve months, which may result in higher net cash outflows for the short-term. The assumptions underlying the recorded asset may not prove accurate, and as such, actual performance by our insurers and other responsible parties could result in lower receivables or cash flows expected to reduce the Company’s asbestos costs.

Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims that may be filed beyond the next 10 years, it is not possible to predict the ultimate outcome of the cost, nor potential recoveries, of resolving the pending and all unasserted asbestos claims. Additionally, we believe it is possible that the cost of asbestos claims filed beyond the next 10 years, net of expected recoveries, could have a material adverse effect on our financial position, results of operations and cash flows.

Many uncertainties exist surrounding asbestos litigation, and the Company will continue to evaluate its estimated asbestos-related liability and corresponding estimated insurance reimbursement as well as the underlying assumptions and process used to derive these amounts. Changes in estimates related to these uncertainties may result in increases or decreases to the net asbestos liability, particularly if the quality or number of claims or settlement or defense costs change significantly, or if there are significant developments in the trend of case law or court procedures, or if legislation or another alternative solution is implemented; however, the Company is currently unable to estimate such future changes. Although the resolution of asbestos claims takes many years, the effect of changes in our estimates related to our pending or estimated future claims in any given period could be material to our results of operations, financial position and cash flow.

In addition, as part of the Distribution, ITT indemnified Exelis and Xylem with respect to asserted and unasserted asbestos claims that relate to the presence or alleged presence of asbestos in products manufactured, repaired or sold prior to the Distribution Date, subject to limited exceptions.

Our operating results and our ability to maintain liquidity or procure capital may be adversely affected by unfavorable economic and capital market conditions and the uncertain geopolitical environment.

We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. Our international operations, including sales of U.S. exports, comprise a growing portion of our operations and are a strategic focus for continued future growth. Our strategy calls for increasing sales to operations in overseas markets, including developing markets such as Central and South America, China, India and the Middle East. In 2011, approximately 63% of our total sales were to customers operating outside of the United States.

Important factors impacting our businesses include the overall strength of these economies and our customers’ confidence in both local and global macro economic conditions, industrial spending, interest rates, availability of commercial financing for our customers and end-users and unemployment rates. A slowdown or downturn in these financial or macro economic conditions could have a significant adverse effect on our business, financial position, results of operations and cash flow.

We may be adversely affected by disruptions in financial markets or downturns in economic activity in specific countries or regions, or in the various industries in which the Company operates or be subject to adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations in the jurisdictions in which the Company operates. Many of the industries in which we operate are subject to specific industry and general economic cycles. We serve a diverse mix of customers in global infrastructure industries which can be volatile. The industries on which our business is most reliant include oil & gas, energy & mining, automotive, truck, trailer and public bus and rail transportation, aerospace and defense, electronics, and related industrial markets each of which are impacted.

Instability in the global credit markets, including the recent European economic and financial turmoil related to sovereign debt issues in certain countries and the instability in the geopolitical environment in many parts of the world, may continue to put pressure on global economic conditions. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, financial position, results of operations and cash flow. If, for any reason, we lose access to our currently available lines of credit, or if we are required to raise additional capital, we may be unable to do so or we may be able to do so only on unfavorable terms.

Adverse changes to financial conditions could jeopardize certain counterparty obligations, including those of our insurers and customers. We closely monitor the credit worthiness of our insurers and customers and evaluate their ability to service their obligations to us. The tightening of credit markets may reduce funds available to our customers to pay for or buy our products and services for an unknown, but perhaps lengthy, period. As it relates to our customers’ ability to pay for products and services, we have not experienced any significant negative consequences as a result of the recent economic downturn.

Should market conditions deteriorate, it may result in the delay or cancellation of orders from our customers or potential customers and adversely affect our revenues and our ability to collect insurer and customer receivables, manage inventory levels, and maintain current levels of profitability. Restrictive credit markets may also result in customers extending terms for payment and may result in our having higher customer receivables with increased default rates.

Economic and other risks associated with international sales and operations could adversely affect our business.

Both our sales from international operations and export sales are subject in varying degrees to risks inherent to doing business outside the United States. These risks include the following:

■	Possibility of unfavorable circumstances arising from host country laws or regulations;

■	Currency exchange rate fluctuations and restrictions on currency repatriation;

■	Potential negative consequences from changes to taxation policies;

■	The disruption of operations from labor and political disturbances;

■	Our ability to hire and maintain qualified staff in these regions; and

■	Changes in tariff and trade barriers and import and export licensing requirements.

The cost of compliance with increasingly complex and often conflicting regulations worldwide can also impair our flexibility in modifying product, marketing, pricing, or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

In addition to the general risks that we face outside the United States, we now conduct more of our operations in emerging markets than we have in the past, which could involve additional uncertainties for us, including risks that governments may impose limitations on our ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments to us, or the amount of any such taxes may increase; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging markets pose other uncertainties, including the protection of our intellectual property, pressure on the pricing of our products, and risks of political instability.

A substantial portion of our cash is generated by our foreign subsidiaries and repatriation of that cash to the United

States may be inefficient from a tax perspective. Any payment of distributions, loans or advances to us by our foreign subsidiaries could be subject to restrictions on, or taxation of, dividends on repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate.

We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, Czech Kurona, Chinese Renminbi, South Korean Won, Mexican Peso, British Pound, Brazilian Real, Australian Dollar and Canadian Dollar. As we continue to grow our business internationally, our operating results could be affected by the relative strength of the European, Asian and developing economies and the impact of currency exchange rate fluctuations. Any significant change in the value of currencies of the countries in which we do business relative to the value of the U.S. Dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial position, results of operations and cash flow.

Failure to compete successfully in our markets could adversely affect our business.

We provide products and services into competitive markets. We believe the principal points of competition in our markets are product performance, reliability and innovation, application expertise, brand reputation, energy efficiency, product life cycle cost, timeliness of delivery, proximity of service centers, effectiveness of our distribution channels and price.

Maintaining and improving our competitive position will require continued investment by us in manufacturing, research and development, engineering, marketing, customer service and support, and our distribution networks. We may not be successful in maintaining our competitive position. Our competitors may develop products that are superior to our products, or may develop more efficient or effective methods of providing products and services or may adapt more quickly than we do to new technologies or evolving customer requirements. Pricing pressures also could cause us to adjust the prices of certain products to stay competitive. We may not be able to compete successfully with existing or new competitors.

Our operating costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, energy and related utilities, freight, and cost of labor. In order to remain competitive, we may not be able to recuperate all or a portion of these higher costs from our customers through product price increases. Further, our ability to realize financial benefits from Six Sigma and Lean projects may not be able to mitigate fully or in part these manufacturing and operating cost increases and, as a result, could negatively impact our profitability.

If we fail to manage the distribution of our products and services properly, our revenue, gross margin and profitability could suffer.

We use a variety of distribution methods to sell our products and services, including third-party distributors and resellers. Successfully managing the interaction of our distributors and resellers is a complex process as we sell a broad mix of products through a network of over 500 distributors and resellers. Moreover, since each distribution method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and gross margins and therefore our profitability.

Our financial results could be materially adversely affected due to the loss of a distributor, channel conflicts or if the financial conditions of our channel partners were to weaken. Our future operating results may be adversely affected by any conflicts that might arise between our various sales channels, the loss or deterioration of any distribution or reseller arrangement. In particular, one distributor accounts for approximately 31% of Motion Technologies revenues and approximately 9% of consolidated ITT revenue. Our contract with this distributor consists of several subcontracts which are scheduled to expire at various times between 2014 and 2018. Moreover, some of our distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness. Considerable trade receivables are outstanding with our distribution partners. Revenue from indirect sales could suffer, and we could experience disruptions in distribution if our distributors’ financial conditions, abilities to borrow funds in the credit markets or operations weaken.

Further, we must manage inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and potential pricing issues. Distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. Our reliance on indirect distribution methods may reduce visibility to demand and potential pricing issues, and therefore make forecasting more difficult. If we have excess or obsolete inventory, we may have to reduce our prices and write down inventory. Moreover, our use of indirect distribution channels may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes by competitors.

Our business could be adversely affected by raw material price volatility and the inability of key suppliers to meet quality and delivery requirements.

Our business relies on third-party suppliers for raw materials, components, and contract manufacturing services to produce our products. The supply of raw materials to the Company and to its component parts suppliers and the supply of castings, motors, and other critical components could be interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated significantly in the past and significant increases could adversely affect the Company’s results of operations and profit margins. Due to pricing pressure or other factors, the Company may not be able to pass along increased raw material and components parts prices to its customers in the form of price increases or its ability to do so could be delayed. Consequently, its results of operations and financial condition may be adversely affected.

For most of our products, we have existing alternate sources of supply, or such materials are readily available. In some instances we depend on a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to a limited number of suppliers. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including production interruptions at suppliers, capacity constraints, labor disputes, the impaired financial condition of a particular supplier, the ability of suppliers to meet regulatory requirements, and suppliers’ allocations to other purchasers. Any delay in our suppliers’ abilities to provide us with sufficient quality and flow of materials, price increases, or decreased availability of raw materials or commodities could impair our ability to deliver products to our customers and, accordingly, could have an adverse effect on our business, results of operations and financial position.

Changes in our effective tax rates as a result of changes in the geographic earnings mix, tax examinations or disputes, tax authority rulings, or changes in the tax laws applicable to us may adversely affect our financial results.

The Company is subject to income taxes in the United States and in various foreign jurisdictions. We exercise significant judgment in calculating our provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability.

Given the global nature of our business, a number of factors may increase our future effective tax rates, including:

■	Decisions to repatriate non-U.S. earnings for which we have not previously provided for U.S. income taxes;

■	Changes in the geographic mix of our profits among jurisdictions with differing statutory income tax rates;

■	Sustainability of historical income tax rates in the jurisdictions in which we conduct business;

■	Changes in tax laws applicable to us;

■	The resolution of issues arising from tax audits with various tax authorities; and

■	Changes in the valuation of our deferred tax assets and liabilities, and changes in deferred tax valuation allowances.

The amount of income taxes and other taxes are subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from amounts recorded, future financial results may include unfavorable tax adjustments. We are currently under examination by the U.S. Internal Revenue Service and other tax authorities, and we may be subject to additional examinations in the future. The tax authorities may disagree with our tax treatment of certain material items and thereby increase our tax liability. Failure to sustain our position in these matters could result in a material and adverse effect on our cash flow and financial position.

Any significant increase in our future effective tax rates could reduce net income for future periods.

The level of returns on postretirement benefit plan assets, changes in interest rates and other factors could affect our earnings and cash flows in future periods.

A portion of our current and retired employee population is covered by pension and other employee-related defined benefit plans (collectively, postretirement benefit plans). We may experience significant fluctuations in costs related to postretirement benefit plans as a result of macroeconomic factors, such as interest rates, that are beyond our control. The cost of our postretirement plans is incurred over long periods of time and involves various factors and uncertainties during those periods, which can be volatile and unpredictable, including the rates of return on postretirement benefit plan assets, discount rates used to calculate liabilities and expenses, and trends for future medical costs. Management develops each assumption using relevant Company experience in conjunction with market-related data. Our liquidity, financial position, including shareholders’ equity, and results of operations could be materially affected by significant changes in key economic indicators, financial market volatility, future legislation and other governmental regulatory actions.

We make contributions to fund our postretirement benefit plans when considered necessary or advantageous to do so. The macro-economic factors discussed above, including the return on postretirement benefit plan assets and the minimum funding requirements established by local government funding or taxing authorities, or established by other agreement, may influence future funding requirements. A significant decline in the fair value of our plan assets, or other adverse changes to our overall pension and other employee-related benefit plans could require increased funding contributions and could affect cash flows in future periods.

We rely on our information systems in our operations. Security breaches could adversely affect our business and results of operations. Our information system structure could make it more difficult to cost-effectively implement changes.

The efficient operation of our business is dependent on computer hardware and software systems. Even the most well-protected information systems are vulnerable to internal and external security breaches including those by computer hackers and cyber terrorists. The unavailability of our information systems, the failure of these systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and could result in decreased performance and increased overhead costs, causing an adverse effect on our business, and the consolidated results of operations or financial position.

Our information systems infrastructure is centralized, but our information system applications are both centralized and decentralized. The centralized infrastructure presents a risk in that a potential security breach could have a company-wide impact. The decentralized applications could result in significant replacement costs were the company to decide to replace a number of the independent operating systems or consolidate operating systems. The inter-relationship of information systems also presents an additional risk when upgrading or replacing information systems.

Risk Relating to the Distribution

Following the Distribution, we are a smaller, more focused company and may be more susceptible to market fluctuations, increased costs and less favorable purchasing terms.

As a larger company prior to the Distribution we were able to enjoy certain benefits from operating diversity and purchasing leverage. Following the Distribution, we are a smaller company and as a result there is a risk that we may be more susceptible to market fluctuations and other adverse events than we would have otherwise been if we were still a part of a larger and more operationally diverse company. We may also experience increased costs and less favorable terms as a result of our inability to continue to leverage the purchasing spend of our former businesses. Prior to the Distribution we negotiated favorable pricing terms with many of our suppliers, some of which have volume-based pricing. In the future, as we establish new pricing terms, our reduced volume demand could negatively impact future pricing from suppliers. All of these outcomes may result in our products being more costly to manufacture and less competitive. Although we cannot predict the extent of any such increased costs, it is possible that such costs could have a negative impact on our business and results of operations.

In connection with the Distribution, Exelis and Xylem indemnified us for certain liabilities and we indemnified Exelis and Xylem for certain liabilities. This indemnity may not be sufficient to insure us against the full amount of the liabilities assumed by each of Exelis and Xylem and each of Exelis and Xylem may be unable to satisfy its indemnification obligations to us in the future.

As part of the Distribution Agreement, ITT, Exelis, and Xylem indemnified each other with respect to such parties’ assumed or retained liabilities pursuant to the Distribution Agreement and breaches of the Distribution Agreement or related spin agreements. There can be no assurance that the indemnity from Exelis and Xylem will be sufficient to protect us against the full amount of these and other liabilities, or that each of Exelis and Xylem will be able to fully satisfy its indemnification obligations. Third-parties could also seek to hold us responsible for any of the liabilities that each of Exelis and Xylem has agreed to assume. Even if we ultimately succeed in recovering from Exelis and Xylem any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. In addition, performance on indemnities that we provided Exelis and Xylem may be significant and could negatively impact our business. Each of these risks could negatively affect our business, results of operations and financial position.

We may be responsible for U.S. Federal income tax liabilities that relate to the Distribution.

In connection with the Distribution, we received an U.S. Internal Revenue Service (IRS) Ruling stating that ITT and its shareholders will not recognize any taxable income, gain, or loss for U.S. Federal income tax purposes as a result of the Distribution. The IRS Ruling, while generally binding upon the IRS, is based on certain factual statements and representations. If any such factual statements or representations were incomplete or untrue in any material respect, or if the facts on which the IRS Ruling was based are materially different from the facts at the time of the Distribution, the IRS could modify or revoke the IRS Ruling retroactively.

Certain requirements for tax-free treatment that are not covered in the IRS Ruling are addressed in an opinion of counsel delivered in connection with the Distribution. An opinion of counsel is not binding on the IRS. Accordingly, the IRS may reach conclusions with respect to the Distribution that are different from the conclusions reached in the opinion. Like the IRS Ruling, the opinion is based on certain factual statements and representations, which, if incomplete or untrue in any material respect, could alter counsel’s conclusions.

If all or a portion of the Distribution does not qualify as a tax-free transaction because any of the factual statements or representations in the IRS Ruling or the legal opinion are incomplete or untrue, or because the facts upon which the IRS Ruling is based are materially different from the facts at the time of the Distribution, ITT would recognize a substantial gain for U.S. Federal income tax purposes. In such case, under U.S. Treasury regulations, each member of the ITT consolidated group at the time of the Distribution would be severally liable for the resulting entire amount of any U.S. Federal income tax liability.

Even if the Distribution otherwise qualifies as a tax-free transaction for U.S. Federal income tax purposes, the Distribution will be taxable to ITT (but not to ITT shareholders) pursuant to Section 355(e) of the Internal Revenue Code if there are one or more acquisitions (including issuances) of the stock of ITT, Exelis Inc. or Xylem Inc., representing 50% or more, measured by vote or value, of the then-outstanding stock of any such corporation, and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the Distribution. Any acquisition of ITT, Exelis Inc. or Xylem Inc. common stock within two years before or after the Distribution (with exceptions, including public trading by less-than-5% shareholders and certain compensatory stock issuances) generally will be presumed to be part of such a plan unless that presumption is rebutted. The tax liability resulting from the application of Section 355(e) would be substantial. In addition, under U.S. Treasury regulations, each member of the ITT consolidated group at the time of the Distribution would be severally liable for the resulting U.S. Federal income tax liability.

Each of Exelis and Xylem has agreed not to enter into any transaction that could cause any portion of the Distribution to be taxable to ITT, including under Section 355(e). Pursuant to the Tax Matters Agreement entered into in connection with the Distribution, ITT, Exelis and Xylem have agreed to indemnify each other for any tax liabilities resulting from such transactions, and ITT, Exelis and Xylem have agreed to indemnify each other for any tax liabilities resulting from such transactions entered into by them. These obligations may discourage, delay or prevent a change of control of our company.

The Distribution may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.

While unlikely, the Distribution could also be challenged under state corporate distribution statutes. Under the Indiana Business Corporation Law, a corporation may not make distributions to its shareholders if, after giving effect to the distribution, (i) the corporation would not be able to pay its debts as they become due in the usual course of business; or (ii) the corporation’s total assets would be less than the sum of its total liabilities. No assurance can be given that a court will not later determine that the distribution of our shares in connection with the Distribution was unlawful.

No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that we were solvent at the time of or after giving effect to the Distribution.

Under the Distribution Agreement, from and after the Distribution, we will be responsible for the debts, liabilities and other obligations related to the business or businesses which we own and operate following the consummation of the Distribution. Although we do not expect to be liable for any of these or other obligations not expressly assumed by us pursuant to the Distribution Agreement, it is possible that we could be required to assume responsibility for certain obligations retained by Exelis or Xylem should Exelis or Xylem fail to pay or perform its retained obligations. In addition, we will be subject to additional liability if we are unsuccessful in defending the complaint brought by the Ad Hoc Committee of Bondholders alleging breach of the early redemption provisions of bonds issued in 2009.

Other Risks, Including Litigation and Regulatory Risk

Long-lived assets, including goodwill and other intangible assets, represent a significant portion of our assets and any impairment of these assets could negatively impact our results of operations.

At December 31, 2011, our long-lived assets, representing fixed assets, goodwill and other intangible assets, were approximately $922, net of accumulated amortization, which represented approximately 25% of our total assets. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also review the carrying value of finite-lived tangible and intangible assets for impairment when impairment indicators arise. We estimate the fair value of reporting units used in the goodwill impairment test and indefinite-lived intangible assets using an income approach, and as a result the fair value measurements depend on revenue growth rates, future operating margin assumptions, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions, and identification of appropriate market comparable data. Because of the significance of our long-lived assets, including goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our results of operations and financial position.

We are subject to laws, regulations and potential liability relating to claims, complaints and proceedings, including those related to product and other matters.

We are subject to various laws, ordinances, regulations and other requirements of government authorities in the United States and in foreign countries, any violations or failure to comply with securities laws, trade or tax rules or similar regulations could create a substantial liability for us, and also could cause harm to our reputation. Changes in laws, ordinances, regulations or other government policies, the nature, timing, and effect of which are uncertain, may significantly increase our expenses and liabilities.

From time to time we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to product liability, personal injury claims, employment and pension matters and commercial or contractual disputes, sometimes related to acquisitions or divestitures. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate or can estimate.

Changes in environmental laws or regulations, the discovery of previously unknown or more extensive contamination, or the failure of a potentially responsible party to perform may adversely affect our financial results.

We could be affected by changes in environmental laws or regulations, including, for example, those imposed in response to vapor intrusion or climate change concerns.

Environmental laws and regulations allow for the assessment of substantial fines and criminal sanctions as well as facility shutdowns to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges.

Developments such as the adoption of new environmental laws and regulations, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments, or financial insolvency of other potentially responsible parties could have a material adverse effect on our financial position, results of operations, or cash flows.

Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation could result in fines, criminal penalties and an adverse effect on our business.

We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws. We are subject, however, to the risk that we, our affiliated entities or our or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977 and the U.K. Bribery Act of 2010, as well as trade sanctions administered by the Office of Foreign Assets Control, or OFAC, and the U.S. Department of Commerce. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, curtailment of operations in certain jurisdictions, and might adversely affect our business, results of operations or financial positions. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

Anti-takeover provisions in our organizational documents and Indiana law could delay or prevent a change in control.

Certain provisions of our articles of incorporation and by-laws may delay or prevent a merger or acquisition that a shareholder may consider favorable. For example, the articles of incorporation and by-laws, among other things, provide for advance notice for shareholder proposals and nominations and do not permit action by written consent of the shareholders. In addition, the articles of incorporation authorize our Board of Directors to issue one or more series of preferred stock. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. Indiana law also imposes some restrictions on mergers and other business combinations between any holder of 10% or more of our outstanding common stock and us as well as certain restrictions on the voting rights of “control shares” of an “issuing public corporation.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We have 132 locations, in 31 countries. These properties total 6.5 million square feet, of which 102 locations, or 3.0 million square feet are leased. We consider the offices, plants, warehouses, and other properties that we own or lease to be in good condition and generally suitable for their intended purpose, are adequate for the Company’s needs and will allow for expansion of capacity if needed. The following table details our quantitatively or qualitatively significant locations by segment.

LOCATION	SQ FT (IN ‘000S)	OWNED / LEASED
Industrial Process
Seneca Falls, New York	828	Owned
Amory, Mississippi	110	Leased
Lancaster, Pennsylvania	89	Owned
City of Industry, California	74	Owned
Southaven, Mississippi	69	Leased
Salto, Brazil	68	Owned
Baroda, India	60	Leased
Tizayuca, Mexico	47	Owned
Axminster, United Kingdom	45	Leased
Cheongwon, South Korea	39	Owned
Shanghai, China	35	Leased
Perth, Australia	28	Leased
Dammam, Saudi Arabia	27	Leased
Motion Technologies
Oud Beijerland, Netherlands	379	Owned
Barge, Italy	279	Owned
Ostrava, Czech Republic	256	Leased
Vauda Canavese, Italy	97	Owned
Contrada Pantano, Italy	94	Owned
Hebron, Kentucky	42	Leased
Kelsterbach, Germany	28	Leased
Interconnect Solutions
Santa Ana, California	364	Owned
Nogales, Mexico	300	Owned
Weinstadt, Germany	231	Owned
Shenzhen, China	227	Leased
Basingstoke, England	179	Leased
Lainate, Italy	53	Leased
Control Technologies
Valencia, California	200	Leased
Wuxi, China	167	Leased
Orchard Park, New York	92	Owned
Westminster, South Carolina	66	Owned
Ladson, South Carolina	42	Owned
Billerica, Massachusetts	24	Owned
Corporate Headquarters
White Plains, New York	54	Leased

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to personal injury claims, environmental exposures, intellectual property matters, commercial or contractual disputes, sometimes related to acquisitions or divestitures, and employment and pension matters. We will continue to defend vigorously against all claims. See information provided below and Note 20 to the Consolidated Financial Statements for further information.

Asbestos Proceedings

ITT, including its subsidiary Goulds Pumps, Inc, has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain of our products sold prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers’ products that may have contained asbestos. Frequently, the plaintiffs are unable to identify any ITT or Goulds Pump product as a source of asbestos exposure. In addition, in a large majority of the claims against the Company, the plaintiffs are unable to demonstrate any injury. Many of those claims have been placed on inactive dockets. Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the Company.

We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next ten years is not reasonably estimable due to a number of factors. As of December 31, 2011, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,668, including expected legal fees, and an associated asset of $954, which represents estimated recoveries from insurers and other responsible parties, resulting in a net asbestos exposure of $714.

Other Matters

On December 20, 2011, the Ad Hoc Committee of ITT Bondholders filed a Complaint in New York State court alleging that ITT breached the early redemption provisions of certain bonds issued in 2009. In 2009, ITT issued $500 in bonds maturing in 2019 at an interest rate of 6.125%. The documents governing the bonds contained certain provisions governing early redemptions. On September 20, 2011, ITT notified the holders of the debt that it intended to redeem the bonds on October 20, 2011 in accordance with the terms of the governing documents. On October 18, 2011, the redemption price was disclosed. The Plaintiffs contend that ITT used an improper discount rate in calculating the redemption price and otherwise failed to comply with required redemption procedures. If the Plaintiffs’ claims are sustained, ITT could be required to pay up to $15 in additional redemption fees and interest to all holders of the bonds; however, the costs associated with this matter, if any, will be shared with Exelis and Xylem in accordance with the Distribution Agreement as described in Note 4, “Discontinued Operations” to the Consolidated Financial Statements. Management believes that these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is provided regarding the executive officers of ITT. Each of the executive officers was elected to his or her position by the Company’s Board of Directors.

NAME	AGE AT 2/1/12	CURRENT TITLE	OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS
Denise L. Ramos	55	Chief Executive Officer and President (2011)	Senior Vice President and Chief Financial Officer, (2007)

Aris C. Chicles	50	Executive Vice President, Strategy (2011)	Senior Vice President, Director of Strategy and Corporate Development (2008); Vice President, Director of Strategy and Corporate Development, ITT (2006)

Burt M. Fealing	42	Senior Vice President, General Counsel and Secretary (2011)	Vice President and Corporate Secretary (2010); Vice President, Corporate Secretary and Chief Securities Counsel, SUPERVALU INC. (2007)

Janice M. Klettner	51	Vice President, Chief Accounting Officer and Assistant Secretary (2008)	Chief Accounting Officer and Assistant Secretary, ITT (2006)

Thomas F. Korber	48	Senior Vice President and Chief Human Resources Officer (2011)	Towers Watson, Senior Consultant (2006)

Munish Nanda	47	Senior Vice President and President, Control Technologies (2011)	President, Control Technologies (2011); Vice President and Director, Integrated Supply Chain (2008); Vice President, General Manager Temperature Control Products, Thermo Fisher Scientific (2007)

Robert J. Pagano, Jr.	49	Senior Vice President and President, Industrial Process (2011)	President, Industrial Process (2009); Vice President Finance (2006)

Luca Savi	45	Senior Vice President and President, Motion Technologies (2011)	Chief Operating Officer, World, Comau Inc. (2009); President and Chief Executive Officer, Comau USA (2007)

Thomas M. Scalera	40	Senior Vice President and Chief Financial Officer (2011)	Vice President of Corporate Finance (2010); Director, Investor Relations (2008); Director Financial Planning and Analysis (2006)

William E. Taylor	59	Senior Vice President and President, Interconnect Solutions (2011)	President, Interconnect Solutions (2008); President ITT China & India (2006)

Note: Date in parentheses indicates the year in which the position was assumed.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S
COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK – MARKET PRICES AND DIVIDENDS

On October 31, 2011 (the Distribution Date), ITT completed the spin-offs of Exelis and Xylem and the common stock of each was distributed, on a pro rata basis, to the Company’s shareholders of record as of the close of business October 17, 2011 (the “Record Date”). On the Distribution Date, each ITT shareholder received one share of Exelis common stock and one share of Xylem common stock for every share of ITT common stock held on the Record Date. ITT completed a one-for-two reverse stock split of ITT common stock after the market close on October 31, 2011.

The table below reflects the range of market prices of our common stock as reported in the consolidated transaction reporting system of the New York Stock Exchange (NYSE), the principal market in which this security is traded (under the trading symbol “ITT”) and has been adjusted for the reverse stock split; however the historical prices prior to the Distribution have not been adjusted for the impact of the Distribution. ITT common stock is also listed on the Euronext Exchange under the “ITT” trading symbol. In February 2012, a decision was made by the Board of Directors to delist from the Euronext Exchange following the payment of our first quarter 2012 dividend in April 2012.

	2011		2010
	HIGH	LOW	HIGH	LOW
Three Months Ended:
March 31	$128.00	$103.60	$111.22	$94.82
June 30	122.08	108.80	115.98	88.34
September 30	120.26	80.50	101.58	84.10
December 31(1)	94.98	16.67	106.48	90.12

(1)	On October 31, 2011, we completed the Distribution of Exelis and Xylem. On October 31, 2011, the closing price of our common stock on the NYSE was $91.20. On November 1, 2011, the first day of “regular-way” trading following the Distribution, the opening price of our common stock on the NYSE was $17.02 and the opening prices for Exelis common stock and Xylem common stock were $10.33 and $25.60, respectively. The opening prices for Exelis and Xylem do not reflect an adjustment for the ITT common stock one-for-two reverse stock split.

During the period from January 1, 2012 through January 31, 2012, the high and low reported market prices of our common stock were $22.39 and $19.52, respectively.

After giving effect to the 1:2 Reverse Stock Split, we declared dividends of $0.50 per share of common stock in each of the four quarters of 2010 and the first three quarters of 2011, respectively. We declared a dividend of $0.091 per share of common stock in the fourth quarter of 2011. In the first quarter of 2012, we declared a dividend of $0.091 per share for shareholders of record on March 7, 2012. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.

There were approximately 17,600 holders of record of our common stock on February 10, 2012.

EQUITY COMPENSATION PLAN INFORMATION

The information called for by Item 5(a) is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 of this Annual Report on Form 10-K set forth under the caption “Equity Compensation Plan Information.”

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes our purchases of our common stock for the quarter ended December 31, 2011.

(IN MILLIONS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
10/1/11 – 10/31/11	–	–	–	$569
11/1/11 – 11/30/11	–	–	–	$569
12/1/11 – 12/31/11	–	–	–	$569

(1)	Average price paid per share is calculated on a settlement basis and excludes commission.

(2)	On October 27, 2006, a three-year $1 billion share repurchase program was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. As of December 31, 2011, we had repurchased 3.55 million shares for $431, including commission fees, under the $1 billion share repurchase program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, pay dividends, execute strategic acquisitions and repurchase common stock.

PERFORMANCE GRAPH

CUMULATIVE TOTAL RETURN

Based upon an initial investment on December 31, 2006 of $100 with dividends reinvested

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
ITT Corporation(a)	$100.00	$117.26	$82.73	$91.24	$97.60	$111.28
S&P 500	$100.00	$105.49	$66.46	$84.05	$96.71	$98.76
S&P 500 Industrials	$100.00	$112.04	$67.31	$81.40	$103.16	$102.55
S&P 400 MidCap	$100.00	$107.98	$68.46	$98.37	$122.44	$119.89
S&P 400 MidCap Industrial Machinery	$100.00	$135.93	$78.62	$109.77	$142.49	$141.86

(a)	On November 1, 2011, following the Distribution, ITT was removed from the S&P 500 Index and S&P 500 Industrial Index and was added to the S&P 400 MidCap Index and S&P 400 MidCap Industrial Machinery Index.

This graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not be deemed “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial data derived from the audited Consolidated Financial Statements and other Company information for each of the five years presented. Dividends declared and per share amounts have been restated for the 1:2 Reverse Stock Split which was effective October 31, 2011. Prior year amounts have been reclassified to reflect the discontinued operations of Exelis, Xylem and CAS, Inc (CAS) and gives effect to the immaterial corrections discussed in Note 23, “Immaterial Corrections,” to the Consolidated Financial Statements. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited Consolidated Financial Statements and the Notes thereto.

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2011	2010	2009	2008	2007
Results of Operations
Revenue(a)	$2,119	$1,908	$1,770	$2,132	$1,768
Gross profit	655	607	563	704	571
Gross margin	30.9%	31.8%	31.8%	33.0%	32.3%
Restructuring and asset impairment costs, net	5	3	43	25	12
Asbestos costs	100	385	238	14	14
Transformation costs	396	–	–	–	–
Other operating costs	401	403	403	454	342
Operating (loss) income(b)	(247)	(184)	(121)	211	203
Operating margin(b)	(11.7)%	(9.6)%	(6.8)%	9.9%	11.5%
(Loss) income from continuing operations	(578)	(132)	(111)	32	61
Income from discontinued operations, net of tax	448	936	740	706	685
Net (loss) income	$(130)	$804	$629	$738	$746
(Loss) income from continuing operations per basic share	$(6.23)	$(1.44)	$(1.21)	$0.35	$0.67
Income from discontinued operations per basic share	$4.83	$10.19	$8.10	$7.76	$7.55
Net income per basic share	$(1.40)	$8.75	$6.89	$8.11	$8.22
(Loss) income from continuing operations per diluted share	$(6.23)	$(1.44)	$(1.21)	$0.35	$0.66
Income from discontinued operations per diluted share	$4.83	$10.19	$8.10	$7.67	$7.42
Net income per diluted share	$(1.40)	$8.75	$6.89	$8.02	$8.08
Dividends declared	$1.591	$2.00	$1.70	$1.40	$1.12
Financial Position
Cash and cash equivalents(c)	$690	$206	$187	$203	$342
Total assets(d)	3,671	12,615	11,195	10,614	11,982
Total debt(e)	6	1,360	1,506	2,147	3,566

(a)	In September 2007, we acquired International Motion Control (IMC). This business contributed consolidated revenue growth of $147 in 2008.

(b)	The decline in operating income from 2010 to 2011 is primarily attributable to $396 of Transformation costs incurred to complete the Distribution of Exelis and Xylem (Transformation costs), including debt extinguishment costs of $297, partially offset by a $285 decline in net asbestos costs. The Transformation costs decreased 2011 operating margins by 1,870 basis points. See Note 3, “Company Transformation,” to the Consolidated Financial Statements for further information on the Distribution.

The decline in operating income and operating margin from 2008 to 2009 and 2009 to 2010 is primarily attributable to the recognition of a net asbestos liability related to pending claims and unasserted claims estimated to be filed over the next 10 years. The 2011, 2010 and 2009 asbestos charges, net of estimated recoveries from insurers and other responsible parties, included in operating income were $100, $385 and $238, respectively. The asbestos charges decreased operating margins by 470 basis points, 2,020 basis points and 1,345 basis points in 2011, 2010 and 2009, respectively. Prior to 2009, we recorded an asbestos liability and related assets associated with pending claims only. It is probable that we will incur additional liabilities for asbestos claims filed beyond our current 10-year horizon and such liabilities may be material. See Note 20, “Commitments and Contingencies,” to the Consolidated Financial Statements for further information on the Distribution.

(c)	The increase in cash and cash equivalents from 2010 to 2011 was primarily due to receipt of a net cash transfer (the Contribution) of $729 and $857 from Exelis and Xylem, respectively, in connection with the Distribution, offset in part by the extinguishment of $1,251 of long-term debt in October 2011.

(d)	The decline in total assets from 2010 to 2011 is primarily attributable to the Distribution of Exelis and Xylem on October 31, 2011, which had total combined assets of $9,322 as of December 31, 2010. The assets of Exelis and Xylem, although presented as discontinued operations, are included in the total asset amounts for 2007 through 2010.

(e)	The decline in total debt from 2010 to 2011 is primarily due to the extinguishment of $1,251 of long-term debt in October 2011. The year-over-year declines in total debt in 2008 and 2009 was due to repayments of outstanding commercial paper balances.

ITEM 7.	MANAGEMENT’S DISCUSSION &
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In millions, except per share amounts, unless otherwise stated)

OVERVIEW

ITT Corporation (references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries) is a diversified manufacturer of highly engineered critical components and customized technology solutions for growing industrial end-markets. Building on its heritage of innovation, ITT partners with its customers to deliver enduring solutions to the key industries that underpin our modern way of life. We manufacture key components that are integral to the operation of systems and manufacturing processes in the electronics, energy & mining, transportation, aerospace, and related industrial markets. Our products provide enabling functionality for applications where reliability and performance are critically important for our customers and the end users of their products.

Our businesses share a common, repeatable operating model. Each business applies technology and engineering expertise to solve our customer’s most pressing challenges. Our applied engineering adeptness provides a superior business fit with our customers given the critical nature of their applications. This in turn provides us with a strong degree of knowledge of our customer’s requirements and how we can help them to achieve their business goals. Our technology and customer intimacy in tandem produce opportunities to capture recurring revenue streams aftermarket opportunities and long lived original equipment manufacturer (OEM) platforms.

Our product and service offerings are organized into four segments: Industrial Process, Motion Technologies, Interconnect Solutions (ICS), and Control Technologies. Our segments generally operate with strong niche positions in large, attractive markets where specialized engineered solutions are required to support large industrial and transportation customer needs.

■

Industrial Process manufactures engineered fluid process equipment serving a diversified mix of customers in global infrastructure industries such as oil & gas, mining, power generation, chemical and other process markets and is an aftermarket service provider.

■	Motion Technologies manufactures brake pad, shock absorber and damping technologies for the global automotive, truck, trailer and public bus and rail transportation markets.
■

Interconnect Solutions manufactures a wide range of highly specialized connector products that make it possible to transfer signal and power in various electronic devices that are utilized in aerospace, industrial, defense and oil & gas markets.

■

Control Technologies manufactures specialized equipment, including actuation, valves, switches, vibration isolation, custom-energy absorption, and regulators for the aerospace, military and industrial markets.

On October 31, 2011 (the Distribution Date), ITT completed the spin-off of Exelis Inc. (Exelis), formerly ITT’s Defense and Information Solutions segment, and Xylem Inc. (Xylem), formerly ITT’s water-related business, by way of a distribution (the Distribution) of all of the issued and outstanding shares of Exelis common stock and Xylem common stock, on a pro rata basis, to ITT shareholders of record on October 17, 2011 (the Record Date). On the Distribution Date, each ITT shareholder received one share of Exelis common stock and one share of Xylem common stock for every share of ITT common stock held on the Record Date. Exelis and Xylem are now independent companies trading on the New York Stock Exchange under the symbols “XLS” and “XYL”, respectively. The Distribution was made pursuant to a Distribution Agreement, dated October 25, 2011, among ITT, Exelis and Xylem (the Distribution Agreement). The net assets and results of Exelis and Xylem prior to the Distribution are classified as discontinued operations. See Note 3, “Company Transformation,” to the Consolidated Financial Statements for further information on the Distribution.

EXECUTIVE SUMMARY

ITT reported revenue of $2,119 for the year ended December 31, 2011, an increase of 11.1% from $1,908 reported in 2010. Growth in emerging markets of 19.1% and our core markets, including oil & gas, mining, transportation and aerospace drove the increase in revenue. Operating loss increased $63, primarily due to $396 of costs incurred to complete the Distribution of Exelis and Xylem, including debt extinguishment costs of $297, partially offset by a $285 reduction in asbestos-related costs and a $39 increase in segment operating income, reflecting 17.0% growth as compared to the prior year. Driven by Transformation costs and income tax expense, full year 2011 results ended with a loss from continuing operations of $578 or $6.23 per share.

Adjusted income from continuing operations was $117 for 2011, reflecting an increase of $43, or 58.1%, over the prior year. Our adjusted income from continuing operations translated into $1.24 per diluted share, a $0.44 or 55.0% increase over the prior year. See the “Key Performance Indicators and Non-GAAP Measures,” section included within

Management’s Discussion and Analysis for a reconciliation of the adjusted non-GAAP measures.

Additional highlights for 2011 include the following:

■

On October 31, 2011, ITT completed the Distribution of its Defense and Water businesses and with it created two new publicly traded companies, Exelis and Xylem. ITT is now an industrial company with $2.1 billion of revenue derived from four segments that deliver highly engineered and customized products and services focused on the industrial, aerospace, transportation, and oil & gas markets.

■

We extinguished $1.25 billion of long-term debt and terminated a $61 capital lease. We ended 2011 with a strong capital structure, including cash and cash equivalents of $690 and total debt of only $6.

■	Segment operating income from continuing operations grew 17.0% during 2011, driven by double digit organic revenue growth at the consolidated level and within three of four segments.

■

ITT secured a number of strategic wins during the fourth quarter of 2011 across all businesses, including six significant Industrial Process emerging market wins each in excess of $2, our first major Korean medical connector order and positions on two Embraer Aerospace programs.

■	Emerging Markets provided a 19.1% increase to revenue during 2011, reflecting growth in each of our targeted economies, China, India, Brazil and the Middle East.

■

On October 27, 2011, ITT acquired Blakers Pump Engineers (Blakers), a long-time distributor of ITT’s Goulds Pumps brand in Australia. The acquisition will strengthen ITT’s presence and capabilities in Australia and Asia especially in the oil and gas and mining industries.

■

On October 31, 2011, Denise L. Ramos succeeded Steven R. Loranger as Chief Executive Officer and President of ITT Corporation. Frank T. MacInnis succeeded Mr. Loranger as Chairman of the ITT Board of Directors.

■

On October 31, 2011, we completed a one-for-two reverse stock split (1:2 Reverse Stock Split) of ITT’s common stock. Par value of our common stock remained $1 per share following the 1:2 Reverse Stock Split. All common stock shares authorized, issued and outstanding, as well as share prices and earnings per share give effect to the 1:2 Reverse Stock Split in all periods presented.

Further details related to these results are contained in the Discussion of Financial Results section.

Key Performance Indicators and Non-GAAP Measures

Management reviews key performance indicators including revenue, segment operating income and margins, earnings per share, orders growth, and backlog, among others. In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, share repurchases and debt repayment. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

■

“organic revenue” and “organic orders” are defined as revenue and orders, excluding the impact of foreign currency fluctuations and contributions from acquisitions and divestitures made during the current year. Divestitures include sales of insignificant portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations assumes no change in exchange rates from the prior period.

■

“adjusted segment operating income” defined as operating income, adjusted to exclude costs incurred in connection with the Distribution and restructuring charges and “adjusted operating margin” defined as adjusted operating income divided by total revenue.

■

“adjusted income from continuing operations” and “adjusted income from continuing operations per diluted share” are defined as income from continuing operations and income from continuing operations per diluted share, adjusted to exclude special items that include, but are not limited to, asbestos-related costs, Transformation costs, restructuring and asset impairment charges, income tax settlements or adjustments, and other unusual or infrequent non-operating items. Special items represent significant charges or credits that impact current results, but may not be related to the Company’s ongoing operations and performance. A reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, is provided below.

	2011	2010	2009
Loss from continuing operations(a)	$(578)	$(132)	$(111)
Transformation costs, net of tax(b)	257	–	–
Net asbestos-related costs, net of tax(c)	63	241	143
Restructuring and asset impairment charges, net of tax	3	3	30
Legacy items and legal entity liquidation, net of tax	(9)	–	–
Interest income, net of tax	(1)	(6)	(9)
Tax-related special items(d)	382	(32)	7

Adjusted income from continuing operations	$117	$74	$60

Loss from continuing operations per basic share(e)	$(6.23)	$(1.44)	$(1.21)
Adjusted income from continuing operations per diluted share(e)	$1.24	$0.80	$0.63

(a)	Loss from continuing operations includes interest expense associated with debt that was extinguished in October 2011 of $58, $75 and $50, for the years ended December 31, 2011, 2010 and 2009, respectively.

(b)	The following table provides a reconciliation of Transformation costs to Transformation costs, net of tax, included as a special item. See Note 3, “Company Transformation” to the Consolidated Financial Statements for further information.

	2011	2010	2009
Transformation costs before tax	$396	$–	$–
Tax-related seperation costs	4	–	–
Tax benefit	(143)	–	–

Transformation costs, net of tax	$257	$–	$–

(c)	The following table provides a reconciliation of net asbestos-related costs to net asbestos-related costs, net of tax, included as a special item. See Note 20, “Commitments and Contingencies,” to our Consolidated Financial Statements for further information.

	2011	2010	2009
Net asbestos-related costs before taxes	$100	$385	$238
Tax benefit	(37)	(144)	(95)

Net asbestos-related costs, net of tax	$63	$241	$143

(d)	The following table details significant components of the tax-related special items. See Note 7, “Income Taxes,” to our Consolidated Financial Statements for further information.

	2011	2010	2009
Change in tax valuation allowance	$340	$(36)	$(19)
Charge on undistributed foreign earnings	69	–	–
Change in state tax rates	(31)	–	–
Write-off of deferred tax asset	–	12	–
Settlement of tax audit	–	(5)	–
Other	4	(3)	26

Net tax-related special items	$382	$(32)	$7

(e)	Loss from continuing operations per share has been calculated using weighted average basic shares outstanding. Adjusted income from continuing operations per share has been calculated using weighted average diluted shares outstanding.

■

“free cash flow” is defined as net cash provided by operating activities less capital expenditures, cash payments for Transformation costs and other significant items that impact current results which management believes are not related to our ongoing operations and performance. Due to other financial obligations and commitments, the entire free cash flow may not be available for discretionary purposes. A reconciliation of free cash flow is provided below.

	2011	2010	2009
Net cash from continuing operations	(323)	(77)	261
Capital expenditures(f)	(85)	(127)	(92)
Transformation cash payments	355	–	–

Free cash flow	(53)	(204)	169

(f)	Capital expenditures in 2011 represents capital expenditures as reported in the Statement of Cash Flows, less capital expenditures associated with the Transformation of $18.

DISCUSSION OF FINANCIAL RESULTS

2011 VERSUS 2010

	2011	2010	CHANGE
Revenue	$2,119	$1,908	11.1%
Gross profit	655	607	7.9%
Gross margin	30.9%	31.8%	(90	)bp
Operating expenses	902	791	14.0%
Operating expense to revenue ratio	42.6%	41.5%	110	bp
Operating loss	(247)	(184)	34.2%
Operating margin	(11.7)%	(9.6)%	(210	)bp
Interest and non-operating expenses, net	71	92	(22.8)%
Income tax expense (benefit)	260	(144)	(280.6)%
Loss from continuing operations	(578)	(132)	337.9%
Income from discontinued operations, net of tax	448	936	(52.1)%
Net (loss) income	$(130)	$804	(116.2)%

REVENUE

Our revenue results for 2011 reflect growth in emerging markets of 19.1% and in our core markets, such as oil & gas, mining, transportation and aerospace. Our results also benefited from the continued economic recovery within the North American region, increasing production of commercial aircraft, and transportation share gains combined with a recovery in global automotive demand. During 2011, we secured positions on multiple key platforms and developed strategic account agreements with a number of significant customers, including six significant Industrial Process emerging market wins each in excess of $2, our first major Korean medical connector order and positions on two Embraer Aerospace programs.

	2011	2010	CHANGE
Industrial Process	$767	$694	10.5%
Motion Technologies	634	548	15.7%
Interconnect Solutions	418	413	1.2%
Control Technologies	318	275	15.6%
Eliminations	(18)	(22)	(18.2)%
Total	$2,119	$1,908	11.1%

The following table illustrates revenue generated with a specific country or region for the years ended December 31, 2011 and 2010, and the corresponding percentage change.

	2011	2010	% Change
United States	$792	$742	6.7%
Germany	233	205	13.7%
France	127	117	8.5%
Other developed markets	368	341	7.9%
Total developed markets	1,520	1,405	8.2%
South and Central America(a)	179	139	28.8%
Eastern Europe and Russia	107	68	57.4%
Middle East and Africa	100	101	(1.0)%
China and Hong Kong	119	115	3.5%
Other emerging markets	94	80	17.5%
Total emerging markets	599	503	19.1%
Total Revenue	$2,119	$1,908	11.1%

(a)	Includes Mexico

The following table illustrates the impact from organic growth, recent acquisitions, and fluctuations in foreign currency, in relation to revenue during 2011.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2010 Revenue	$694	$548	$413	$275	$(22)	$1,908
Organic growth	61	59	(1)	41	4	164	8.6%
Acquisitions/(divestitures), net	7	–	(2)	–	–	5	0.3%
Foreign currency translation	5	27	8	2	–	42	2.2%
Total change in revenue	73	86	5	43	4	211	11.1%
2011 Revenue	$767	$634	$418	$318	$(18)	$2,119

Industrial Process

The Industrial Process segment generated revenue growth of 10.5% reflecting growth in aftermarket (pump parts and service) of approximately 17% and pump units of approximately 8%. This includes growth in our North American business of approximately 7% reflecting positive results across all industrial markets. The chemical market in the U.S. and Canada was a major contributor to the growth as chemical companies increased output due to lower cost North American natural gas feedstock. Growth in international pump units of 14% reflects increased activity in South America and the Middle East, primarily within the oil & gas market, partially offset by a decline in revenue from a large 2010 project in Africa. The Industrial Process revenue results include 21% growth in emerging markets and also reflect the benefits from product development investments in more complex and specialized equipment.

Orders increased during 2011 by 27.5% to $917 in both baseline and project business stemming from expanded capabilities focused on the oil & gas and mining markets as well as expanded presence in growth regions, including acquisitions. Fourth quarter 2011 orders were $235 or 30.5% higher than the prior year, primarily driven by the North American chemical market and emerging market oil & gas projects and mining. Backlog as of December 31, 2011 was $489, representing a 54.1% increase over the prior year, and an all-time high for Industrial Process.

Motion Technologies

The Motion Technologies segment generated revenue growth of 15.7% during 2011, primarily driven by a 12% or $54 increase in braking equipment volume, primarily to OEM. The increase in OEM pads stems from the significant automotive platform wins over the past several years, which included new positions with European, North American and Chinese producers. Sales of shock absorber equipment increased 6%, or $6, however results were negatively impacted by the Chinese government’s decision to slow the development of the China rail infrastructure expansion program in the second half of 2011. Motion Technologies’ 2011 revenue results included 33% growth in emerging markets driven by automotive and rail activity in China and a combined growth of 20% within the United States and Canada.

Interconnect Solutions

The ICS segment generated revenue growth of 1.2% during 2011, as strength in the aerospace, transportation, oil & gas, and defense markets were offset by an approximate 20% revenue decline in the communications market. The year-over-year decrease within the communications market equipment reflects a decline in sales primarily due to lower production rates at a major smartphone customer and share declines in a specific communications application. Revenue growth within the aerospace market was approximately 7%, due to increased Boeing production and regional jet OEM demand. Revenue growth within the transportation market was approximately 10%, driven by our recently launched electronic vehicle-related connector products and construction and agriculture equipment platform wins in Europe and China. Revenue growth within the oil & gas market was approximately 9%, driven by increased demand in the Middle East and Latin America regions. Revenue growth in the defense market was approximately 5%, driven by radar and communication equipment platform wins.

Control Technologies

The Control Technologies segment generated revenue growth of 15.6% during 2011, with growth in the aerospace and industrial markets, partially offset by a 10% decline in defense revenues. Revenue within the aerospace market grew approximately $19, or 12% driven by 2011 Boeing and Airbus production increases. Industrial market revenues grew approximately $14 or 13%, primarily driven by increased demand for oil & gas and energy products, such as our Neo-Dyne switches and Conoflow regulators. Chinese rail infrastructure activities provided revenue growth of $10 related to a first-class seats program that is not expected to be meaningful in 2012.

GROSS PROFIT

	2011	2010	CHANGE
Industrial Process	$244	$216	13.0%
Motion Technologies	157	153	2.6%
Interconnect Solutions	134	142	(5.6)%
Control Technologies	119	95	25.3%
Corporate and Other	1	1	–
Total gross profit	$655	$607	7.9%
Gross margin:
Industrial Process	31.8%	31.1%	70	bp
Motion Technologies	24.8%	27.9%	(310	)bp
Interconnect Solutions	32.1%	34.4%	(230	)bp
Control Technologies	37.4%	34.5%	290	bp

Industrial Process gross profit increased $28 or 13.0% during 2011 due to increased sales volume and net cost reductions from material sourcing initiatives. These items drove an increase to gross margin of 70 basis points over the prior year to 31.8%.

Motion Technologies gross profit increased $4 or 2.6% during 2011 from increased sales volume, however gross margin declined 310 basis points to 24.8%. The decline in gross margin was due to increasing material costs and an unfavorable mix shift attributable to recent OEM share gains between 2010 and 2011.

Interconnect Solutions gross profit decreased $8 or 5.6%, representing a 230 basis point decline, during 2011 due to an unfavorable change in product sales mix, partially offset by favorable product pricing.

Control Technologies gross profit increased $24 or 25.3% during 2011 due to increased sales volume, improved pricing, favorable mix, and operational performance improvements related to recent footprint consolidations and leadership changes. These favorable items were partially offset by increased labor, material and overhead costs. These items drove an increase to gross margin of 290 basis points over the prior year to 37.4%.

OPERATING EXPENSES

Operating expenses increased 14.0% or $111 during 2011 to $902, primarily attributable to a $396 of costs incurred to complete the Distribution of Exelis and Xylem, including debt extinguishment costs of $297, partially offset by a $285 reduction in asbestos-related costs. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	2011	2010	CHANGE
Sales and marketing expenses	$167	$166	0.6%
General and administrative expenses	168	176	(4.5)%
Research and development expenses	66	61	8.2%
Restructuring and asset impairment charges, net	5	3	66.7%
Asbestos-related costs, net	100	385	(74.0)%
Transformation costs	396	–	–
Total operating expenses	$902	$791	14.0%
By Segment:
Industrial Process	$153	$137	11.7%
Motion Technologies	72	68	5.9%
Interconnect Solutions	96	105	(8.6)%
Control Technologies	64	66	(3.0)%
Corporate & Other	517	415	24.6%

Sales and marketing expenses were relatively flat year-over-year; however, due to our value-based commercial excellence (VBCE) initiative these costs as a percentage of revenue declined 130 basis points at the consolidated level from 9.2% in 2010 to 7.9% in 2011, with similar basis point declines at each segment. VBCE is a continuous improvement process which our businesses use to strategically price our products and services, develop our value propositions, and assist our customers to solve their toughest business challenges.

G&A expenses decreased $8 or 4.5% during 2011, as additional postretirement costs of $8 were partially offset by a $10 cancellation of a bond guarantee and a $4 gain on the sale of an ICS’ product line.

R&D costs increased 8.2% over the prior year due to slightly higher spending on new product developments in targeted growth markets at each segment. As a percentage of revenue, R&D costs declined to 3.1% in 2011 from 3.2% in 2010. We anticipate our investments in future R&D activities will moderately increase from current spending levels to ensure a continuing flow of innovative, high quality products and maintain our competitive position in the markets we serve.

Asbestos-Related Costs, Net

ITT, including its subsidiary Goulds Pumps, Inc., has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. As of December 31, 2011 and 2010, there were 105,486 and 103,575 open claims pending against ITT filed in various state and federal courts alleging injury as a result of exposure to asbestos. We record an undiscounted asbestos liability, including legal fees, for costs that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. We also record a corresponding asbestos-related asset that represents our best estimate of probable recoveries from insurers and other responsible parties for the estimated asbestos liabilities.

The Company records a net asbestos charge each quarter to maintain a rolling 10 year forecast period (referred to as the Provision). In addition, in the third quarter of each year, we conduct an annual study to review and update the underlying assumptions used in our asbestos liability and related asset estimates (referred to as Remeasurement). During the annual study, the underlying assumptions are updated based on our actual experience since our last annual study, a reassessment of the appropriate reference period of years of experience used in determining each assumption and our expectations regarding future conditions, including inflation. For the years ended December 31, 2011 and 2010, the income statement effects to continuing operations from asbestos charges consisted of the following:

	December 31, 2011			December 31, 2010
	Liability	Asset	Net	Liability	Asset	Net
Provision	$85	$26	$59	$67	$12	$55
Remeasurement	38	(3)	41	524	194	330
Asbestos-related costs before tax	123	23	100	591	206	385
Tax benefit			(37)			(144)
Asbestos-related costs, net of tax			$63			$241

Charges included in the table above reflect undiscounted costs that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years, including legal fees. The decrease in our Remeasurement expense from 2010 to 2011 reflects the impact of our annual update to the underlying assumptions used to measure our asbestos liabilities and related assets and was a result of several developments including a reduction in the assumed rate of increase in future average settlement costs and an expectation of lower defense costs relative to indemnities paid. These favorable factors were offset in part by increased activity in several higher-cost jurisdictions, increasing the number of cases expected to be adjudicated. The 2010 Remeasurement reflects an assumed increase in settlement costs and significantly increased activity in several higher-cost jurisdictions, increasing the number of cases to be adjudicated and the expected legal costs to defend the additional cases.

See Note 20, “Commitments & Contingencies,” to the Consolidated Financial Statements for further information on our asbestos-related liability and assets.

Transformation Costs

During 2011, we recognized expenses of $639 in connection with the Transformation. We have presented $396 of the Transformation costs within income from continuing operations and $240 within income from discontinued operations. The components of Transformation costs incurred during 2011 and included within income from continuing operations are presented below.

Loss on extinguishment of debt(a)	$297
Non-cash asset impairment(b)	57
Employee retention and other compensation costs(c)	37
IT costs	–
Lease termination and other real estate costs	4
Other costs	1
Transformation costs before income tax expense	396

(a)	The $297 loss on extinguishment of debt represents the costs to extinguish substantially all outstanding debt prior to the Distribution. The activities associated with the extinguishment of debt are described in Note 16. “Debt,” to the Consolidated Financial Statements.

(b)	Includes $55 non-cash impairment charge related to a decision to discontinue development of an information technology consolidation initiative.

(c)	Includes $17 of compensation costs recognized in connection with the retirement of Steven R. Loranger, our Former Chairman, President and Chief Executive Officer in October 2011.

The Company expects to incur additional cash and non-cash Transformation costs during 2012 of approximately $15 to $20, net of tax, primarily consisting of additional advisory fees. The Company anticipates net after-tax cash outflows during 2012 of approximately $30 to $40, primarily related to advisory fees and employee-related costs.

OPERATING LOSS

	2011	2010	CHANGE
Industrial Process	$91	$79	15.2%
Motion Technologies	85	85	–
Interconnect Solutions	38	37	2.7%
Control Technologies	55	29	89.7%
Segment operating income	269	230	17.0%
Asbestos-related costs, net	(100)	(385)	(74.0)%
Transformation costs	(396)	–	–
Other corporate costs	(20)	(29)	(31.0)%
Total operating loss	$(247)	$(184)	34.2%
Operating margin:
Consolidated operating margin	(11.7)%	(9.6)%	(210	)bp
Segment operating margin	12.7%	12.1%	60	bp
Industrial Process	11.9%	11.4%	50	bp
Motion Technologies	13.4%	15.5%	(210	)bp
Interconnect Solutions	9.1%	9.0%	10	bp
Control Technologies	17.3%	10.5%	680	bp

Industrial Process operating income increased $12 or 15.2% during 2011 due to increased sales volume and net cost reductions from productivity, sourcing and Value Based Lean Six Sigma initiatives. The favorability of these items was partially offset by competitive project pricing levels, increased bad debt expense of $5 and Transformation costs of $3. These items resulted in a net increase to operating margin of 50 basis points over the prior year.

Motion Technologies operating income was flat at $85 for 2011. Although Motion Technologies generated revenue growth of 15.7% during 2011, this growth was volume driven from the lower margin OEM equipment associated with key wins on numerous automotive platforms in the last two years. This dynamic contributed to an overall 210 basis point decline in operating margin, as did rising material costs and increased year-over-year severance costs. The overall impact of these items was offset partially by strategic sourcing initiatives.

Interconnect Solutions operating income increased $1 or 2.7% during 2011, as an unfavorable change in product sales mix and a $3 restructuring charge were offset by declines in warranty and compensation costs and a $4 gain from the sale of a product line.

Control Technologies operating income increased $26 or 89.7% during 2011 due to increased sales volume, improved pricing and favorable mix combined with operational improvements resulting from recent footprint actions. These results also include a favorable comparison to various 2010 inventory adjustments totaling $5. These favorable items were partially offset by increased labor, material and overhead costs. These items drove an increase to operating margin of 680 basis points over the prior year to 17.3%.

Corporate costs, excluding net asbestos-related costs and Transformation costs, decreased $9 during 2011, primarily due to a $10 gain from the cancellation of a bond guarantee, partially offset by a $3 unfavorable movement in the value of corporate owned life insurance policies.

INTEREST AND NON-OPERATING EXPENSES, NET

	2011	2010	CHANGE
Interest expense	$76	$97	(21.6)%
Interest income	4	11	(63.6)%
Miscellaneous (income) expense, net	(1)	6	(116.7)%
Total interest and non-operating expenses, net	71	92	(22.8)%

Total interest and non-operating expense, net decreased $21, or 22.8%, during 2011 due to the extinguishment of $1.25 billion of long-term debt in October 2011. We expect that our future interest expense will be significantly lower than our historical interest costs due to the extinguishment of $1.25 billion of debt in October 2011. In the future, we expect our interest expenses will be aligned with borrowing levels commensurate with the size of the Company following the distribution of Exelis and Xylem. See Note 16, “Debt” to the Consolidated Financial Statements for further information regarding the debt extinguishment.

INCOME TAX EXPENSE (BENEFIT)

During the year ended December 31, 2011, we recognized income tax expense of $260 on a loss from continuing operations before income taxes of $318, an effective rate of (81.8)%, as compared to an income tax benefit of $144 on a loss from continuing operations before income taxes of $276, an effective rate of 52.2%, in the prior year.

The effective tax rate recorded in 2011 differs from US federal statutory rate of 35% due to several items. First, in 2011, we recorded a valuation allowance of $340 for US federal and state deferred tax assets as it became more likely than not that these deferred tax assets would not be realized as a result of the Distribution. The valuation allowance decreased the effective tax rate benefit by 106.7%. As of December 31, 2011, the Company was in a cumulative three-year loss position, which was considered a significant source of negative evidence indicating the need for a valuation allowance on our net deferred tax assets. Since the Company was in a three-year cumulative loss position at the end of 2011, management determined that the size and frequency of the losses from continuing operations in recent years and the uncertainty associated with projecting future taxable income supported the conclusion that a valuation allowance was required to reduce its deferred tax assets.

Second, the Company recorded a $31 tax benefit in 2011 from an increase in state deferred tax assets which resulted in a 9.7% increase in the effective tax rate benefit. As a consequence of the Distribution, certain state deferred tax assets were re-valued based on enacted tax rates using different state apportionment factors, increasing the future state tax benefit. Third, in 2011 the Company also recorded $69 of tax expense for a portion of undistributed foreign earnings that were previously considered to be indefinitely re-invested which decreased the effective tax rate benefit by 21.8%. As a result of the Distribution and its impacts on the Company’s expected liquidity, investment opportunities and other factors, the Company determined that certain earnings generated in Luxemburg, Japan, and South Korea may be distributed in the future. As a result of the change in intent, the Company recorded an additional tax expense on these unremitted earnings. Such undistributed foreign earnings have not been remitted to the U.S. and the timing of such remittance if any is currently under evaluation. The Company recorded a tax benefit of $23 for various tax credits, resulting in a tax rate benefit of 7.2%.

The effective tax rate in 2010 differs from the US federal statutory tax rate due to the release of a $36 valuation allowance on a capital loss carry-forward that increased the 2010 effective tax rate by 12.9%, related to the sale of CAS and $35 of tax credits which increased the effective tax rate by 12.6%. These items were offset in part by the writeoff of a deferred tax asset as a result of the Parent Protection Act of 2010.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX

On October 31, 2011, the Company completed the Distribution of Exelis and Xylem. As a result, the operating results of Exelis and Xylem through the date of the Distribution have been classified in the consolidated financial statements as discontinued operations for all periods presented. The tables included below provide the operating results of discontinued operations through the date of disposal or distribution.

Year Ended 2011	Exelis	Xylem	Other(b)	Total
Revenue	$4,916	$3,107	$–	$8,023
Transformation costs	31	75	134	240
Earnings (loss) before income taxes	473	321	(108)	686
Income tax expense (benefit)	194	70	(26)	238
Income (loss) from discontinued operations	279	251	(82)	448

Year Ended 2010	Exelis(a)	Xylem	CAS	Other(b)	Total
Revenue	$5,893	$3,192	$160	$–	$9,245
Earnings before income taxes	718	395	13	12	1,138
Gain on sale of disposal before tax	–	–	125	–	125
Income tax expense	251	51	–	25	327
Income (loss) from discontinued operations	467	344	138	(13)	936

(a)	CAS was a component of our Defense and Information Solutions business, which was distributed as Exelis. The table above presents Exelis without CAS, which was disposed during 2010.
(b)	Amounts presented in the “Other” column within the tables above relate to various divested ITT businesses accounted for as discontinued operations in the year of divestiture for which legacy liabilities remain, as well as certain Transformation costs which were directly related to the Distribution and provide no future benefit to the Company. See Note 3, “Company Transformation” for further information.

The components of Transformation costs incurred during 2011, and included within income from discontinued operations, are presented below.

Advisory fees	$139
IT costs	46
Employee retention and other compensation costs	20
Lease termination and other real estate costs	10
Non-cash asset impairment	8
Other costs	17
Transformation costs before income tax expense	240
Tax-related separation costs	7
Income tax benefit	(74)
Total transformation costs, net of tax impact	173

DISCUSSION OF FINANCIAL RESULTS

2010 VERSUS 2009

	2010	2009	CHANGE
Revenue	$1,908	$1,770	7.8%
Gross profit	607	563	7.8%
Gross margin	31.8%	31.8%	–
Operating expenses	791	684	15.6%
Expense to revenue ratio	41.5%	38.6%	290	bp
Operating loss	(184)	(121)	52.1%
Operating margin	(9.6)%	(6.8)%	(280	)bp
Interest and non-operating expenses, net	92	87	5.7%
Income tax benefit	(144)	(97)	48.5%
Loss from continuing operations	(132)	(111)	18.9%
Income from discontinued operations	936	740	26.5%
Net income	$804	$629	27.8%

REVENUE

Our 2010 revenue growth reflected recoveries in three of our businesses from the economic lows experienced during 2009. Overall revenue increased 7.8% reflecting growth in both emerging and developed markets as strength in our short cycle businesses was partially offset by a slower recovery in our late-cycle Industrial Process segment. In addition to the economic impact our business felt over the 2009-2010 period, our ICS segment gained market share with new products and platforms and our Motion Technologies segment continued to gain market share with key wins on various OEM platforms. The Control Technologies segment primarily benefited from a strengthening in the aerospace market. The following table illustrates the 2010 and 2009 revenue of our segments. See below for further discussion of year-over-year revenue activity at the segment level.

	2010	2009	CHANGE
Industrial Process	$694	$719	(3.5)%
Motion Technologies	548	491	11.6%
Interconnect Solutions	413	341	21.1%
Control Technologies	275	243	13.2%
Eliminations	(22)	(24)	(8.3)%
Total	$1,908	$1,770	7.8%

The following table illustrates revenue generated with a specific country or region for the years ended December 31, 2010 and 2009, and the corresponding percentage change.

	2010	2009	% Change
United States	$742	$710	4.5%
Germany	205	188	9.0%
France	117	101	15.8%
Other developed markets	341	305	11.8%
Total developed markets	1,405	1,304	7.7%
South and Central America(a)	139	116	19.8%
Eastern Europe and Russia	68	53	28.3%
Middle East and Africa	101	101	–
China and Hong Kong	115	98	17.3%
Other emerging markets	80	98	(18.4)%
Total emerging markets	503	466	7.9%
Total Revenue	$1,908	$1,770	7.8%

(a)	Includes Mexico

The following table illustrates the impact from organic growth, recent acquisitions, and fluctuations in foreign currency, in relation to revenue during 2010.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2009 Revenue	$719	$491	$341	$243	$(24)	$1,770
Organic growth	(39)	82	75	33	12	163	9.2%
Acquisitions/(divestitures), net	5	–	–	(1)	–	4	0.2%
Foreign currency translation	9	(25)	(3)	–	(10)	(29)	(1.6)%
Total change in revenue	(25)	57	72	32	2	138	7.8%
2010 Revenue	$694	$548	$413	$275	$(22)	$1,908

Industrial Process

The 2010 revenue generated by our Industrial Process segment was $694, reflecting a decline of $25 or 3.5% from the segment’s 2009 revenue of $719. Growth from aftermarket (pump parts and service) of 3.5% partially offset lower revenue from pump units. The Industrial Process segment experienced a sharp decline in pump unit order activity during 2009, as economic conditions caused our customers to delay or cancel a significant number of planned projects. The decline in 2009 project orders led to lower revenues in 2010.

Motion Technologies

The Motion Technologies segment generated revenue growth of 11.6% during 2010, despite negative impacts from unfavorable foreign currency fluctuations of 5.1%. The growth reflected benefits from European automotive stimulus programs in place during the latter part of 2009 that bolstered demand and led to distributor inventory restocking in the early portions of 2010. In addition, key platform wins obtained during the past 18 months within Europe, North America and China increased our share in the OEM braking equipment market.

Interconnect Solutions

The ICS segment generated revenue growth of 21.1% during 2010, primarily driven by the overall strengthening and recovery within the majority of markets served. In addition, our results also included benefits from key 2010 platform wins on Smartphone devices that increased our share within the communications market. The release of our DL connector used in medical imaging equipment drove revenue growth of approximately 37% within the medical market. These results also reflect expansion within emerging markets on oil and gas related projects.

Control Technologies

The Control Technologies segment generated revenue growth of 13.2% during 2010, primarily reflecting an overall strengthening of the general industrial, aerospace and defense markets served by this division as compared to prior year. In addition, our revenue results further benefited by the increasing production of high-speed rail seating equipment in China.

GROSS PROFIT

Gross profit for 2010 was $607, representing a $44 increase, or 7.8% from 2009. Increased volume and significant net savings generated by productivity and other cost-reduction initiatives, more than offset rising material and labor costs. See further discussion on the 2010 net savings generated by our segments within the “Operating Income” discussion below. The following table illustrates the 2010 and 2009 gross profit results of our segments, including gross margin results.

	2010	2009	CHANGE
Industrial Process	$216	226	(4.4)%
Motion Technologies	153	133	15.0%
Interconnect Solutions	142	108	31.5%
Control Technologies	95	95	–
Corporate and Other	1	1	–
Total gross profit	$607	$563	7.8%
Gross margin:
Industrial Process	31.1%	31.4%	(30	)bp
Motion Technologies	27.9%	27.1%	80	bp
Interconnect Solutions	34.4%	31.7%	270	bp
Control Technologies	34.5%	39.1%	(460	)bp

OPERATING EXPENSES

Operating expenses increased 15.6% or $107 during 2010 to $791, primarily attributable to a $147 increase in net asbestos-related costs resulting from unfavorable trends in certain key assumptions used in measuring our potential asbestos exposure to pending claims and those estimated to be filed over the next 10 years. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	2010	2009	CHANGE
Sales and marketing expenses	$166	$149	11.4%
General and administrative expenses	176	201	(12.4)%
Research and development expenses	61	53	15.1%
Restructuring and asset impairment charges, net	3	43	(93.0)%
Asbestos-related costs, net	385	238	61.8%
Total operating expenses	$791	$684	15.6%
By Segment:
Industrial Process	$137	154	(11.0)%
Motion Technologies	68	85	(20.0)%
Interconnect Solutions	105	89	18.0%
Control Technologies	66	63	4.8%
Corporate & Other	415	293	41.6%

The increase in sales and marketing expenses was primarily due to additional variable selling costs corresponding to the rise in revenues. Additional factors contributing to the increased costs include added headcount in emerging market locations and higher employee related costs within the ICS segment primarily due to increased commissions and severance costs.

The decrease in G&A expenses was primarily due to lower costs for corporate compensation and benefit related matters. G&A expenses were relatively flat within our operating segments, as a $15 decline at Industrial Process was offset by a $12 increase at ICS. The decline at Industrial Process was primarily due to lower bad debt expense while the increase at

ICS was primarily due to increased compensation costs and bad debt expense.

The increased R&D expense is primarily due to additional development projects within the ICS segment, such as our Universal Connector and Elec tric Vehicle Connector.

During 2010, we recognized net restructuring charges of $3, representing a $40 decrease as compared to the prior year. This decrease in expense was mainly attributable to a fewer number of actions that were initiated during 2010 versus 2009. Restructuring charges incurred during 2009 related to the relocation of certain Motion Technologies and ICS production facilities to lower cost regions. See Note 6, “Restructuring and Asset Impairment Charges,” to the Consolidated Financial Statements for additional information.

Asbestos-Related Costs, Net

For the years ended December 31, 2010 and 2009, the income statement effects to continuing operations from asbestos charges consisted of the following:

	December 31, 2010			December 31, 2009
	Liability	Asset	Net	Liability	Asset	Net
Provision	$67	$12	$55	$56	$28	$28
Remeasurement	524	194	330	644	434	210
Asbestos-related costs before tax	591	206	385	$700	$462	238
Tax benefit			(144)			(95)
Asbestos-related costs, net of tax			$241			$143

Charges included in the table above reflect undiscounted costs that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years, including legal fees.

In the third quarter of 2009, we recorded a charge for claims estimated to be filed against the Company over the next 10 years for the first time. Beginning in the fourth quarter of 2009, we began recording a quarterly Provision to maintain a rolling 10 year projection period. The increase in the net Provision expense from 2009 to 2010 is a result of the Provision in 2009 including only the fourth quarter of 2009, while the Provision in 2010 includes a quarterly expense for all four quarters in 2010. The increase in our net Remeasurement expense from 2009 to 2010 was a result of several developments, including higher settlement costs and significantly increased activity in several higher-cost jurisdictions, increasing the number of cases to be adjudicated and the expected legal costs.

See Note 20, “Commitments & Contingencies,” to the Consolidated Financial Statements for further information on our asbestos-related liability and assets.

OPERATING LOSS

Our 2010 and 2009 results include operating losses of $184 and $121, respectively, due to asbestos-related costs of $385 and $238 discussed above and in Note 20, “Commitments and Contingencies”, to the Consolidated Financial Statements. Asbestos-related costs reduced operating margins by 2,020 basis points and 1,340 basis points in 2010 and 2009, respectively. Operating margin during 2010 was favorably impacted by lower restructuring and asset impairment costs of $40 which provided a 230 basis point improvement and net cost reductions of $42 which provided a 240 basis point improvement. Net cost reductions were the result of global sourcing initiatives, Value-Based Six Sigma and prior restructuring actions, which more than offset the impact from rising material, labor and overhead costs. The following table illustrates the 2010 and 2009 operating income (loss) results of our segments, including operating margin results.

	2010	2009	CHANGE
Industrial Process	$79	$72	9.7%
Motion Technologies	85	48	77.1%
Interconnect Solutions	37	19	94.7%
Control Technologies	29	32	(9.4)%
Segment operating income	230	171	34.5%
Asbestos-related costs, net	(385)	(238)	61.8%
Other corporate costs	(29)	(54)	(46.3)%
Total operating loss	(184)	(121)	52.1%
Operating margin:
Consolidated operating margin	(9.6)%	(6.8)%	(280	)bp
Segment operating margin	12.1%	9.7%	240bp
Industrial Process	11.4%	10.0%	140bp
Motion Technologies	15.5%	9.8%	570bp
Interconnect Solutions	9.0%	5.6%	340bp
Control Technologies	10.5%	13.2%	(270	)bp

Industrial Process’ operating income increased $7 or 9.7% during 2010, resulting in an operating margin of 11.4%, an improvement of 140 basis points versus 2009. The year-over-year growth was primarily attributable to lower bad debt and restructuring costs, as well as benefits from sourcing and productivity initiatives. These positive factors were partially offset by lower sales and increased emerging market investments.

Motion Technologies’ operating income increased $37 or 77.1% during 2010, resulting in an operating margin of 15.5%, an improvement of 570 basis points versus 2009. The year-over-year growth was primarily attributable to lower restructuring costs, increased sales volumes and benefits from productivity initiatives. Global sourcing actions mitigated rising material costs.

Interconnect Solutions’ operating income increased $18 or 94.7% during 2010, resulting in an operating margin of 9.0%, an improvement of 340 basis points versus 2009. The year-over-year growth was primarily attributable to increased sales volumes and lower restructuring costs, as well as benefits from sourcing and productivity initiatives. These positive factors were partially offset by increased R&D costs, bad debt expense and costs incurred in connection with a sales department reorganization initiative.

Control Technologies’ operating income decreased $3 or 9.4% during 2010, resulting in an operating margin of 10.5%, a decline of 270 basis points versus 2009. The year-over-year decline was primarily attributable to a $5 unfavorable 2010 inventory adjustment, which was partially offset by increased sales volumes and benefits from sourcing and productivity initiatives.

Other corporate costs declined $25, or 46.3%, during 2010 primarily due to a $15 decline in employee compensation and benefit costs and a $6 decline from additional 2009 product liability related costs.

INTEREST AND NON-OPERATING EXPENSES, NET

	2010	2009	CHANGE
Interest expense	$97	$98	(1.0)%
Interest income	11	17	(35.3)%
Miscellaneous (income) expense, net	6	6	–
Total interest and non-operating expenses, net	92	87	5.7%

Interest expense for 2010 was relatively flat as compared to 2009, as a reduction in interest expense derived from commercial paper of $20 was offset by an increase in interest expense from long-term debt related to the issuance of $1 billion of debt in May 2009. Our daily average outstanding commercial paper balance decreased from $704 in 2009 to $231 in 2010. The decline in 2010 interest income was primarily due to the recognition of a $13 interest refund received in conjunction with an U.S federal tax settlement during 2009.

INCOME TAX BENEFIT

During the year ended December 31, 2010, we recognized an income tax benefit of $144 on a loss from continuing operations before income taxes of $276, an effective rate of 52.2%, as compared to an income tax benefit of $97 on a loss from continuing operations before income taxes of $208, an effective rate of 46.6%, in the prior year.

The year-over-year decrease in the effective tax rate was partially attributable to an income tax benefit in 2010 from the release of a valuation allowance. The sale of CAS in 2010 enabled us to utilize a previously reserved capital loss carryforward, which benefited the 2010 effective tax rate by $36, or 12.9%. The effective tax rate was also impacted by $35 of tax credits. These 2010 benefits to the effective tax rate were partially offset by the enactment of the Patient Protection Act of 2010 which resulted in the write-off of a deferred tax asset of $12, and increased the effective tax rate by 4.2%. These 2010 income tax benefits largely replaced the prior year benefit of $14 from the release of a valuation allowance for state deferred tax assets which benefited the effective tax rate by 6.6%.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX

Income from discontinued operations, net of tax, was $936 for 2010, as compared to $740 for 2009. These results primarily reflect the operations of Exelis and Xylem, which were discontinued in connection with the Distribution. The results also reflect the recognition of an after-tax gain on sale of $129 related to our divesture of CAS, a component of our former Defense segment, which was sold on September 8, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Funding and Liquidity Strategy

Our funding needs are monitored and strategies are executed to meet overall liquidity requirements, including the management of our capital structure on both a short- and long-term basis. Historically, we have generated operating cash flow sufficient to fund our working capital, dividends, capital expenditures and financing requirements. Subsequent to the Distribution, while our ability to forecast future cash flows is more limited, we expect to fund our ongoing working capital, dividends, capital expenditures and financing requirements through cash flows from operations and cash on hand, accessing the commercial paper market and utilizing our borrowing capacity under the 2011 Revolving Credit Agreement, described below. If our access to the commercial paper market were adversely affected, we believe that alternative sources of liquidity, including our 2011 Revolving Credit Agreement would be sufficient to meet our short-term funding requirements.

In connection with the Distribution, ITT received a net cash transfer (the Contribution) of $729 and $857 from Exelis and Xylem, respectively. The proceeds from the Contribution were utilized during October 2011 to repay substantially all outstanding ITT long-term debt and commercial paper, with the remainder to be used for general corporate purposes, including Transformation costs.

Cash and cash equivalents at December 31, 2011 were 235.0% higher than the December 31, 2010 balance, and represented 18.8% of total assets. The increase in cash and cash equivalents is due largely to the Contribution. Cash and cash equivalents denominated in the Euro accounted for 67% of our cash and cash equivalents at of December 31, 2011.

We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. We have and may continue to transfer cash from certain international subsidiaries to the United States. and other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the United States; however, in connection with the Distribution we reviewed our domestic and foreign cash profile, expected future cash generation and investment opportunities and determined that $515 of previously undistributed foreign earnings would no longer be considered indefinitely reinvested outside the United States. Such undistributed foreign earnings have not been remitted to the United States and the timing of such remittance if any is currently under evaluation. In connection with the review of our domestic and foreign cash profile, we recorded $69 of income tax expense and a corresponding deferred tax liability in the fourth quarter of 2011.

In future periods, we expect to analyze any undistributed foreign earnings and profits for which an applicable outside basis difference exists to continue to support our assertion that such amounts will be indefinitely reinvested outside the United States. For the foreseeable future, ITT plans to reinvest the excess undistributed foreign earnings in its international operations, consistent with its overall intentions to support growth and expand in markets outside the U.S., particularly in China, Latin and South America, Eastern Europe, India, Africa and the Middle East, as well as other developing and emerging markets, through development of business segment products, increasing non-US capital spending, and potentially acquiring foreign businesses.

The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of

Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. Aggregate dividends paid in 2011 were $193, compared to $176 in 2010 and $148 in 2009. After giving effect to the 1:2 Reverse Stock Split, we declared dividends of $0.50 per share of common stock in each of the four quarters of 2010 and the first three quarters of 2011, respectively. In connection with the fourth quarter dividends expected to be declared by Exelis and Xylem of $0.2066 per share and $0.2024 per share, respectively, ITT decreased its quarterly dividend from $0.50 per share to $0.091 per share. Accordingly, dividends expected to be declared in the fourth-quarter for the three companies in the aggregate equaled ITT’s prior quarterly dividend of $0.50 per share. In the first quarter of 2012, we declared a dividend of $0.091 per share for shareholders of record on March 7, 2012. If dividends are declared each quarter of 2012 at a rate of $0.091 per share, aggregate dividends for 2012 would be approximately $35.

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

We access the commercial paper market to supplement the cash flows generated internally to provide additional short-term funding for strategic investments and other non-recurring funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise, it is cost effective to do so, and a sufficient return on investment can be generated.

Credit Facilities

Effective October 31, 2011 we replaced a three-year revolving $1.5 billion credit agreement (August 2010 Credit Facility) with a new four-year revolving $500 credit agreement (the 2011 Revolving Credit Agreement). The 2011 Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of funding for the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The interest rate for borrowings under the 2011 Revolving Credit Agreement is generally based on the London Interbank Offered Rate (LIBOR), plus a spread, which reflects our debt rating. The provisions of the 2011

Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined, of at least 3.0 times and a leverage ratio, as defined, of not more than 3.0 times. At December 31, 2011, our interest coverage ratio and leverage ratio were well in excess of the minimum requirements. See Note 16 to the Consolidated Financial Statements for further information on the credit facility.

Our credit ratings as of December 31, 2011 are as follows:

Rating Agency	Short-Term Ratings	Long-Term Ratings
Standard & Poor’s	A-3	BBB-
Moody’s Investors Service	P-3	Baa3
Fitch Ratings	F2	A -

Please refer to the rating agency websites and press releases for more information.

Asbestos

Based on the estimated asbestos liability as of December 31, 2011 (for claims filed or estimated to be filed through 2021), we have estimated that we will be able to recover 57% of the asbestos indemnity and defense costs for pending claims as well as unasserted claims estimated to be filed over the next 10 years from our insurers or other responsible parties. However, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended and such cash payments will continue for a number of years past 2021 due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. In addition, because there are gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers and prior insurance settlements, and our expectation that certain policies from some of our primary insurers will exhaust within the next 10 years, actual insurance reimbursements vary from period to period and the anticipated recovery rate is expected to decline over time. Future recoverability rates may be impacted by other factors, such as future insurance settlements, unforeseen insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.

Subject to these inherent uncertainties, it is expected that future annual cash payments, net of recoveries related to pending asbestos claims and unasserted claims estimated to be filed within the next 10 years, will extend through approximately 2026 due to the length of time between the filing of a claim and its resolution. Certain of our primary coverage in place agreements are expected to exhaust in the next twelve months, which will result in higher net cash outflows for the short-term. These annual net cash outflows are projected to average $10 to $20, net of tax benefits over the next five years, as compared to an average of approximately $6, net of tax benefits in the past three years, and increase to an average of approximately $35 to $45, net of tax benefits over the remainder of the projection period. Recovery rates for the tenth year of our model are currently projected to be approximately 27% of cash spent on settlements and defense costs.

In light of the uncertainties and variables inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims for years beyond the next 10 years at this time. Accordingly, no liability or related asset has been recorded for any costs which may be incurred for claims asserted subsequent to 2021.

Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims which may be filed beyond the next 10 years, it is not possible to predict the ultimate outcome of the cost of resolving the pending and estimated unasserted asbestos claims. We believe it is possible that the future events affecting the key factors and other variables within the next 10 years, as well as the cost of asbestos claims filed beyond the next 10 years, net of expected recoveries, could have a material adverse effect on our financial position, results of operations and cash flows.

Sources and Uses of Liquidity

Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities, as well as net cash derived from discontinued operations, for each of the three years ended December 31, 2011.

	2011	2010	2009
Operating Activities	$(323)	$(77)	$261
Investing Activities	(107)	(136)	(86)
Financing Activities	1,202	450	(497)
Foreign Exchange	(9)	(22)	34
Total net cash flow from continuing operations	763	215	(288)
Net cash from discontinued operations	(279)	(196)	272
Net change in cash and cash equivalents	$484	$19	$(16)

Net cash used by operating activities was ($323) in 2011 representing a decrease of $246 from 2010. The decrease in operating cash flow was primarily attributable to several factors,

the most significant of which are to a) $355 of cash payments associated with the Distribution, b) lower income from continuing operations of $446 as a result of $396 of Transformation costs and a higher deferred income tax expense of $414, partially offset by lower net asbestos-related costs of $285, c) a cash use associated with changes in working capital of $151, primarily related to changes in the level of trade receivables and accounts payable, and d) a cash benefit from lower accrued income taxes of $160. Net cash payments for asbestos matters in 2011 increased by $21 and contributions to our global postretirement benefit plans increased by $16, while cash payments for restructuring actions decreased by $20.

The annual net cash outflows associated with our asbestos-related liability are projected to average $10 to $20, net of tax, over the next five years, as compared to an average of approximately $6, net of tax, in the past three years, and increase to an average of approximately $35 to $45, net of tax, over the remainder of the projection period. We do not believe, subject to risks and uncertainties inherent in the estimation process, cash flows associated with the net asbestos-related liability for pending and unasserted claims estimated to be filed over the next 10 years will materially affect our short- or long-term liquidity or our operating cash flow.

Net cash used by operating activities was ($77) in 2010, a decrease of $338 as compared to 2009. Significant contributing factors included a) a decrease in operating income from continuing operations of $21 as improved operating performance by the segments was offset by higher net asbestos-related costs of $147, b) a cash benefit from changes in working capital of $63, primarily related to accounts payable which was supporting higher inventory levels, and c) a cash use associated with higher accrued income taxes of $354. Compared to 2009, net cash payments for asbestos matters in 2010 decreased by $7 and contributions to our global postretirement benefit plans increased by $7.

Net cash used in investing activities decreased by $29 in 2011 as compared to 2010. Spending on capital expenditures decreased by $24 as a result of a decision to terminate the planned implementation of an entity-wide enterprise resource planning (ERP) system in early 2011 for which we had capital expenditures of $35 in 2010. The ERP implementation was terminated in 2011 and $55 of capitalized costs were written off as part of Transformation costs included in continuing operations.

Net cash used in investing activities increased by $50 in 2010 as compared to 2009 as we increased our capital expenditure spending by $29, primarily related to the implementation of an entity-wide ERP system and a net cash use in 2010 of $10, net of cash acquired, for the acquisition of Canberra.

Net cash provided by financing activities increased by $752 in 2011 as compared to 2010, primarily related to the $1,586 Contribution paid to ITT by Exelis and Xylem in connection with the Distribution, lower cash used by Xylem for acquisitions and the net effect of the global cash pooling in which Exelis and Xylem participated prior to the Distribution. The proceeds received by ITT from the Contribution were used during October 2011 to repay substantially all outstanding ITT long-term debt, commercial paper and capital leases, as well as debt extinguishment costs of $297 and other cash Transformation costs. Cash provided by financing activities in 2011 also included a cash inflow of $53 from the exercise of employee stock options, an increase of $25 compared to 2010 and cash outflow of $193 related to cash dividend payments, a 9.7% increase over 2010.

Compared to 2009, our 2010 cash flow from financing activities increased $947. In 2010, we repaid $135 of short and long-term debt compared to 2009 repayments of $644, net of $1 billion of debt issued in May 2009, primarily related to the financing of Exelis’ EDO acquisition and our acquisition of IMC, both in 2007. Financing cash flows also benefitted from the net effect of the global cash pooling in which Exelis and Xylem participated prior to the Distributions, offset in part by increased cash used by Xylem for acquisitions. Our cash usage related to financing activities during 2010 also included $176 of dividend payments that represented an 18.9% increase as compared to 2009.

Our average daily outstanding commercial paper balance for the year ended 2011 and 2010 was $128 and $231, respectively. The maximum outstanding commercial paper during 2011 and 2010 was $408 and $620, corresponding with Xylem’s acquisition of YSI in 2011 and Godwin in 2010. As of December 31, 2011, we did not have any commercial paper outstanding.

During the first half of 2012, we expect to receive a $105 refund from the U.S. Internal Revenue Service (IRS) for income taxes previously paid. In addition, we expect to receive an additional $35 income tax refund near the end of 2012 for net operating losses and R&D tax credits generated during 2011 and $25 for carryback of foreign credits to prior years. Under the Tax Matters Agreement, $27 of the $35 refund is owed to Exelis.

Funding of Postretirement Plans

Effective as of the Distribution Date, ITT transferred to Exelis and Xylem certain defined benefit pension and other postretirement benefit plans, most significantly the U.S. Salaried Retirement Plan to Exelis. Following the distribution, Exelis and Xylem assumed all liabilities and assets associated with such plans and became the plans’ sponsors.

The net liabilities associated with such plans assumed by Exelis and Xylem were approximately $2,150 and $170, respectively, excluding net deferred tax assets of approximately $800 and $55, respectively.

At December 31, 2011, our global postretirement benefit plans were underfunded by $330, of which $146 relates to pension plans, including $50 for non-U.S. plans which are typically not funded due to local regulations, and $184 relates to other postretirement benefit plans. Funding requirements under IRS rules are a major consideration in making contributions to our U.S. postretirement benefit plans. With respect to U.S. qualified postretirement benefit plans, we intend to contribute annually not less than the minimum required by applicable law and regulations. During 2011, we contributed $27 to our U.S. postretirement benefit plans, $18 of which was to U.S. pension plans and $9 to our other employee-related benefit plans.

While the Company has significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008 and applicable Internal Revenue Code regulations mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plan or make benefit payments. In general, certain benefit restrictions apply when the Adjusted Funding Target Attainment Percentage (AFTAP) of a plan is less than 80%. When the AFTAP is between 80% and 60%, there is a restriction on plan amendments and a partial restriction on accelerated benefit payments (i.e., lump sums cannot exceed 50% of the value of the participants total benefit). Full benefit restrictions apply if the plan’s AFTAP falls below 60%. Although mandatory contributions to our U.S. postretirement plans were not required during 2011, we will continue to monitor the funded status and minimum funding requirements.

The funded status at January 1, 2012 and future statutory minimum contributions will depend primarily on the return on assets and discount rate, both determined using AFTAP guidelines. Depending on these factors, and the resulting funded status of our U.S. pension plans, the level of future statutory minimum contributions could be material. We currently anticipate making contributions of $20 to $25 to our global pension plans during 2012.

Capital Resources

Long-term debt is raised through the offering of debt securities primarily within the United States capital markets. Long-term debt is generally defined as any debt with an original maturity greater than 12 months. On September 20, 2011, Exelis and Xylem issued an aggregate principal of $1,850 of long-term debt. The Exelis and Xylem Notes were initially guaranteed on a senior unsecured basis by ITT. The guarantee terminated and was automatically and unconditionally released on the distribution of the common stock of Exelis and Xylem to the holders of the Company’s common stock.

In October 2011, we paid $1,340 and deposited U.S. Treasury securities with an aggregate purchase price of $263 to retire $1,251 of long-term debt that was outstanding as of September 30, 2011. Additionally during 2011, we terminated a sale leaseback agreement by repurchasing the leased property for $66. These transactions resulted in a net $297 charge presented within our Consolidated Income Statement as Transformation costs.

As of December 31, 2011, we have sources of long- and short-term funding including access to the capital markets through an unlimited 2009 Shelf Registration Statement, an available $500 commercial paper program and unused credit lines. Our commercial paper program is supported by the 2011 Revolving Credit Agreement.

We had the following long-term debt outstanding at December 31:

	2011	2010
Current portion of long-term debt	$2	$10
Non-current portion of long-term debt	4	1,350
Total long-term debt	$6	$1,360

See further details on debt transactions in 2011 in Note 16, “Debt,” to the Consolidated Financial Statements.

Contractual Obligations

ITT’s commitment to make future payments under long-term contractual obligations was as follows, as of December 31, 2011:

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Debt	$6	$2	$1	$1	$2
Operating leases	134	17	22	18	77
Purchase obligations(1)	113	86	26	–	–
Other long-term obligations(2)	141	23	39	36	43

Total	$394	$128	$88	$55	$122

In addition to the amounts presented in the table above, we have recorded liabilities for pending asbestos claims and asbestos claims estimated to be filed over the next ten years and uncertain tax positions of $1,668 and $100, respectively, in our Consolidated Balance Sheet at December 31, 2011. These amounts have been excluded from the contractual obligations table due to an inability to reasonably estimate the timing of payments in individual years.

(1)	Represents unconditional purchase agreements that are enforceable and legally binding and that specify all significant terms to purchase goods or services, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase agreements that are cancellable without penalty have been excluded.

(2)	Other long-term obligations include amounts recorded on our December 31, 2011 Consolidated Balance Sheet, including estimated environmental payments and employee compensation agreements. We estimate, based on historical experience that we will spend between $12 and $15 per year on environmental investigation and remediation. We are contractually required to spend a portion of these monies based on existing agreements with various governmental agencies and other entities. At December 31, 2011, our recorded environmental liability was $102.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements represent transactions, agreements or other contractual arrangements with unconsolidated entities, where an obligation or contingent interest exists. Our off-balance sheet arrangements, as of December 31, 2011, consist of indemnities related to acquisition and disposition agreements and certain third-party guarantees.

Indemnities

As part of the Distribution, ITT provided certain indemnifications and cross-indemnifications among ITT, Exelis and Xylem, subject to limited exceptions with respect to employee claims. The indemnifications address a variety of subjects, including asserted and unasserted product liability matters (e.g., asbestos claims, product warranties) which relate to products manufactured, repaired and/or sold prior to the Distribution Date. The indemnifications are indefinite. The indemnification associated with pending and future asbestos claims does not expire. In addition, ITT, Exelis and Xylem agreed to certain cross-indemnifications with respect to other liabilities and obligations. ITT expects Exelis and Xylem to fully perform under the terms of the Distribution Agreement and therefore has not recorded a liability for matters for which we have been indemnified. In addition, we are not aware of any claims or other circumstances that would give rise to material payments to Xylem or Exelis under the indemnity provided by ITT.

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

Guarantees

We have a number of guarantees, letters of credit and similar arrangements outstanding at December 31, 2011 primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2011 as the likelihood of nonperformance by the underlying obligors is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our financial position, results of operations or cash flows on a consolidated basis.

In December 2007, we entered into a sale leaseback agreement for our corporate aircraft, with the aircraft leased to ITT under a five-year operating lease and ITT provided a residual value guarantee to the lessor for the future value of the aircraft. During the second quarter of 2011, we purchased the aircraft from the lessor for $50, the price stated in the sale leaseback agreement, and as such the sale leaseback agreement and the associated residual value guarantee were terminated. In connection with this transaction, we settled a previously recorded $22 residual value guarantee and recognized an additional charge of $3, presented within G&A expenses, as the purchase price exceeded the fair value of the aircraft at the date of termination of the sale leaseback agreement. One of the corporate aircraft was sold for a gain of $3 and the other aircraft was distributed to Exelis, and accordingly, at December 31, 2011, ITT no longer owned any corporate aircraft.

In December 2011, the Flagler County Board of Commissioners approved the termination of certain construction obligations associated with a 1984 Development Order for Development of Regional Impact (“DRI”) known as Hammock Dunes, Florida. On February 1, 2012, the Flagler County Board of Commissioners released ITT from further material obligations related to the DRI and cancelled the $10 bond issued in its favor by ITT to secure the construction obligations under the DRI. As a result of the approval to terminate the construction obligation in December 2011, the Company released its $10 previously recorded contingent liability for these construction obligations.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in accordance with GAAP requires us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting policies used in the preparation of the financial statements are discussed in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements. An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes to the estimate that are reasonably possible could materially affect the financial statements. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of ITT’s Board of Directors.

The accounting estimates and assumptions discussed below are those that we consider most critical to fully understanding our financial statements and evaluating our results as they are inherently uncertain, involve the most subjective or complex judgments, include areas where different estimates reasonably could have been used, and the use of an alternative estimate that is reasonably possible could materially effect the financial statements. We base our estimates on historical experience and other data and assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes that the accounting estimates employed and the resulting balances reported in the Consolidated Financial Statements are reasonable; however, actual results could differ materially from our estimates and assumptions.

Asbestos Matters

ITT, including its subsidiary Goulds Pumps, Inc., has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain products sold by us or our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers’ products that may have contained asbestos.

Estimating our exposure to pending asbestos claims and those that may be filed in the future is subject to significant uncertainty and risk as there are multiple variables that can affect the timing, severity, quality, quantity and resolution of claims. The methodology used to project future asbestos costs is based largely on the Company’s experience in a reference period, including the last few years, for claims filed, settled and dismissed, and is supplemented by management’s expectations of the future. This experience is compared to the results of previously conducted epidemiological studies by estimating the number of individuals likely to develop asbestos-related diseases. Those studies were undertaken in connection with an independent analysis of the population of U.S. workers across eleven different industry and occupation categories believed to have been exposed to asbestos. Using information for the industry and occupation categories relevant to the Company, an estimate is developed of the number of claims estimated to be filed against the Company over the next ten years, as well as the aggregate settlement costs that would be incurred to resolve both pending and estimated future claims based on the average settlement costs by disease during the reference period. In addition, the estimate is augmented for the costs of defending asbestos claims in the tort system using a forecast based on recent experience, as well as discussions with the Company’s external defense counsel. The asbestos liability has not been discounted to present value due to the inability to reliably forecast the timing of future cash flows. The Company retains a consulting firm to assist management in estimating our potential exposure to pending asbestos claims and for claims estimated to be filed over the next 10 years. The methodology to project future asbestos costs is one in which the underlying assumptions are separately assessed for their reasonableness and then each is used as an input to the liability estimate. Our assessment of the underlying assumptions yields only one value for each assumption.

The liability estimate is most sensitive to assumptions surrounding mesothelioma and lung cancer claims, as together, the estimated costs to resolve pending and estimated future mesothelioma and lung cancer claims represent more than 90% of the estimated asbestos exposure, but only 10% of pending claims. The assumptions related to mesothelioma and lung cancer that are most significant include the number of new claims forecast to be filed against the Company in the future, the projected average settlement costs (including the rate of inflation assumed), the percentage of claims against the Company that are dismissed without a settlement payment, and the cost to defend against filed claims.

These assumptions are interdependent, and no one factor predominates in estimating the asbestos liability. While there are other potential inputs to the model used to estimate our asbestos exposures for pending and estimated future claims, our methodology relies on the best input available in the circumstances for each individual assumption and does not create a range of reasonably possible outcomes. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key assumptions, additional uncertainty related to asbestos claims arises from the long latency period prior to the manifestation of an asbestos-related disease, changes in available medical treatments and changes in medical costs, changes in plaintiff behavior resulting from bankruptcies of other companies that are potential or co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes.

The forecast period used to estimate our potential exposure to pending and projected asbestos claims is a judgment based on a number of factors, including the number and type of claims filed, recent experience with pending claims activity and whether that experience will continue into the future, the jurisdictions where claims are filed, the effect of any legislative or judicial developments, and the likelihood of any comprehensive asbestos legislation at the federal level. These factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and, accordingly, our estimate of the asbestos exposure. Developments related to asbestos tend to be long-cycle, changing over multi-year periods. Accordingly, we monitor these and other factors and periodically assess whether an alternative forecast period is appropriate.

We record a corresponding asbestos-related asset that represents our best estimate of probable recoveries related to the recorded asbestos liability. In developing this estimate, the Company considers coverage-in-place and other settlement agreements with its insurers and other contractual agreements with responsible parties, as well as a number of additional factors. These additional factors include expected levels of future cost recovery, the financial viability of the insurance companies or other responsible parties, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, the extent to which settlement and defense costs will be reimbursed by the insurance policies, and interpretation of the various policy and contract terms and limits and their interrelationships. The asbestos-related asset has not been discounted to present value.

The Company has negotiated with certain of its excess insurers to reimburse the Company for a portion of its settlement and/or defense costs as incurred, frequently referred to as “coverage-in-place” agreements. Under coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. As of December 31, 2011, the Company has entered into five coverage-in-place agreements representing approximately 40% of our recorded asset. Certain of our primary coverage-in-place agreements are expected to exhaust in the next twelve months, which will result in higher net cash outflows for the short-term. The Company has entered into policy buyout and settlement agreements with certain insurers confirming the aggregate amount of available coverage under the subject policies and setting forth a schedule for future reimbursement payments to the Company based on aggregate indemnity and defense payments made by the Company. As of December 31, 2011, the Company has entered into two policy buyout and settlement agreements representing approximately 10% of our recorded asset, including an agreement in principal entered into in the fourth quarter of 2011 that will result in $68 million being paid to the Company between 2012 and 2026. In addition, the Company is party to a cost sharing agreement that represents 10% of our recorded asset. The cost sharing agreement provides that responsibility for costs associated with claims resolved gradually transitions away from ITT, such that ITT will have no responsibility for claims resolved beginning no later than July 1, 2022. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the estimated liability recorded by the Company at December 31, 2011. In the aggregate, approximately 60% of our asbestos-related asset represents coverage-in-place agreements, policy buyout settlements and other agreements with our insurers and other responsible parties.

The timing and amount of reimbursements from our insurers and other responsible parties will vary due to the lag between when ITT pays an amount to defend or settle a claim and when a reimbursement is received, differing policy terms, and certain gaps in our insurance coverage as a result of uninsured periods, insurer insolvencies, and prior insurance settlements.

The Company retains an insurance consulting firm to assist management in estimating probable recoveries for pending asbestos claims and for claims estimated to be filed over the next 10 years based on the analysis of policy terms, the likelihood of recovery provided by external legal counsel assuming the continued viability of those insurance carriers and other responsible parties that are currently solvent, incorporating risk mitigation judgments where policy terms or other factors are not certain, and allocating asbestos settlement and defense costs between our insurers and other responsible parties.

Using the estimated liability as of December 31, 2011 (for claims filed or estimated to be filed through 2021), we estimate that we will be able to recover approximately 57% of indemnity and defense costs for pending claims and unasserted claims estimated to be filed over the next 10 years from our insurers and other responsible parties. However, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended and such cash payments will continue for a number of years past 2021 due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. In addition, because there are gaps in our insurance coverage and our expectation that certain policies from some of our primary insurers will exhaust within the next 10 years, actual insurance reimbursements vary from period to period and the anticipated recovery rate is expected to decline over time. Recovery rates for the tenth year of our model are currently projected to be approximately 27% of cash spent on settlements and defense costs. Future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.

Our estimated asbestos liability and related receivables are based on management’s best estimate of future events largely based on past experience; however, past experience may not prove a reliable predictor of the future. Future events affecting the key assumptions and other variables for either the asbestos liability or the related receivables could cause actual costs and recoveries to be materially higher or lower than currently estimated. For example, a significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed and the quality of the product identification, or a significant upward or downward trend in the costs of defending claims, could change the estimated liability, as would substantial adverse verdicts at trial that withstand appeal. A legislative solution, structured settlement transaction, or significant change in relevant case law could also change the estimated liability. Further, the bankruptcy of an insurer or other responsible party or settlements with our insurers, whether through coverage-in-place agreements or policy buyouts, could change the estimated receivable.

Furthermore, any predictions with respect to the variables impacting the estimate of the asbestos liability and related asset are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims for years beyond the next 10 years at this time. Accordingly, no accrual or receivable has been recorded for any costs which may be incurred for claims asserted subsequent to 2021.

Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims which may be filed beyond the next 10 years, it is not possible to predict the ultimate outcome of the cost of resolving the pending and estimated unasserted asbestos claims. We believe it is possible that the future events affecting the key factors and other variables within the next 10 years, as well as the cost of asbestos claims filed beyond the next 10 years, net of expected recoveries, could have a material adverse effect on our financial position, results of operations and cash flows.

As part of our ongoing review of our estimated asbestos exposure and related receivables, each quarter we assess the most recent data available underlying the key assumptions related to mesothelioma and lung cancer (e.g., claims filed, settled and dismissed, acceptance rates, average settlement values), comparing the data to the expectations on which the most recent annual liability and asset estimates were based. In addition to evaluating ITT’s claims experience, the Company also considers additional quantitative and qualitative factors such as significant appellate rulings and legislative developments, and their respective effects on estimated future filings and settlement values, and trends in the tort system. Our quarterly procedures also involve a review of our assumed recovery rates, considering changes in the financial wherewithal of the insurers and settlements or other agreements with insurers. Provided the quarterly review does not indicate a more detailed evaluation of our asbestos exposure is required, each quarter, we record a net asbestos expense to maintain a rolling 10-year time horizon. In the third quarter each year we conduct a detailed study with the assistance of outside consultants to review and update, as appropriate, the underlying assumptions used to estimate our asbestos liability and related assets, including a reassessment of the time horizon over which a reasonable estimate of unasserted claims can be projected.

Revenue Recognition

Revenue is derived from the sale of products and services to customers. We recognize revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonably assured and delivery has occurred. For product sales, other than long-term construction and production-type contracts (referred to as design and build arrangements), we recognize revenue at the time title and risks and rewards of ownership pass to the customer, which is generally when products are shipped, and the contractual terms have been fulfilled. Certain contracts with customers require delivery, installation, testing, certification or other acceptance provisions to be satisfied before revenue is recognized. In instances where contractual terms include a provision for customer acceptance, revenue is recognized when either (i) we have previously demonstrated that the product meets the specified criteria based on either seller or customer-specified objective criteria or (ii) on formal acceptance received from the customer where the product has not been previously demonstrated to meet customer-specified objective criteria.

We recognize revenue on product sales to channel partners, including resellers, distributors or value-added solution providers at the time of sale when the channel partners have economic substance apart from ITT and ITT has completed its obligations related to the sale. Revenue on service and repair contracts is recognized after services have been agreed to by the customer and rendered or over the service period.

We enter into contracts to sell our products and services, and while the majority of our sales agreements contain standard terms and conditions, certain agreements contain multiple elements or non-standard terms and conditions. Where sales agreements contain multiple elements or non-standard terms and conditions, judgment is required to determine the appropriate accounting, including whether the deliverables specified in these agreements should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the transaction price should be allocated among the elements and when to recognize revenue for each element.

When a sale involves multiple deliverables, the entire fee from the arrangement is allocated to each unit of accounting based on the relative selling price of the deliverable to all other deliverables in the contract. Revenue for multiple element arrangements is recognized when the appropriate revenue recognition criteria for the individual deliverable have been satisfied. The allocation of sales price between elements may impact the timing of revenue recognition, but will not change the total revenue recognized on the arrangement. For agreements that contain multiple deliverables, we recognize revenue based on the relative selling price if the deliverable has stand-alone value to the customer and, in arrangements that include a general right of return relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. The selling price for a deliverable is based on vendor-specific objective evidence of selling price (VSOE), if available, third-party evidence of selling price (TPE), if VSOE is not available, or best estimated selling price (BESP), if neither VSOE nor TPE is available.

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

We recognize revenue on certain design and build projects using the completed contract method. Provisions for estimated losses, if any, on uncompleted design and build arrangements, are recognized in the period in which such losses are determined. Due to the long-term nature of the contracts, these estimates are subject to uncertainties and require significant judgment and may consider historical performance, the complexity of the work to be performed, the estimated time to complete the project, and other economic factors such as inflation.

Additionally, accruals for estimated expenses related to sales returns and warranties are made at the time products are sold. Reserves for sales returns, rebates and other allowances are established using historical information on the frequency of returns for a particular product and period over which products can be returned. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in a reduction in revenue at the time the incentive is offered.

For distributors and resellers, our typical return period is less than 180 days. Warranty accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, we base our estimated warranty obligation on product warranty terms offered to customers, ongoing product failure rates, materials usage, service delivery costs incurred in correcting a product failure, as well as specific product class failures outside of our baseline experience and associated overhead costs. If actual product failure rates, repair rates or any other post-sales support costs differ from these estimates, revisions to the estimated warranty liability would be required.

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of differences between the financial reporting and tax bases of assets and liabilities, applying currently enacted tax rates in effect for the year in which we expect the differences will reverse. Based on the evaluation of available evidence, we recognize future tax benefits to the extent that we believe it is more likely than not we will realize these benefits. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes to our estimate of the amount we are more likely than not to realize in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate.

Significant judgment is required in assessing the need for any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including the future reversal of existing taxable temporary differences, taxable income in carryback periods, prudent and feasible tax planning strategies, and estimated future taxable income. The valuation allowance can be affected by changes to tax regulations, interpretations and rulings, changes to enacted statutory tax rates, and changes to future taxable income estimates.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. The Company’s management assesses available positive and negative evidence regarding the realizability of its deferred tax assets, and records a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized. To form a conclusion, management considers positive evidence in the form of reversing temporary differences, projections of future taxable income and tax planning strategies, and negative evidence such as recent history of losses. Beginning in 2011, the Company is in a cumulative three-year loss position, which we weighted as a significant source of negative evidence indicating the need for a valuation allowance on our net deferred tax assets. Since the Company was in a three-year cumulative loss position at the end of 2011, management determined that the size and frequency of the losses from continuing operations in recent years and the uncertainty associated with projecting future taxable income supported the conclusion that a valuation allowance was required to reduce its deferred tax assets. If ITT achieves profitability in future periods, then management will evaluate whether its recent history of profitability constitutes sufficient positive evidence to support a reversal of a portion, or all, of the remaining valuation allowance.

Our effective tax rate reflects the impact of certain undistributed foreign earnings for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the United States. We plan foreign earnings remittance amounts based on projected cash flow needs, as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount we will distribute to the United States and accrue U.S. federal taxes on these planned foreign remittance amounts. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate. Our provision for income taxes could be adversely impacted by changes in our geographic mix of earnings or changes in the enacted tax rates in the jurisdictions in which we conduct our business.

The calculation of our deferred and other tax balances involves significant management judgment when dealing with uncertainties in the application of complex tax regulations and rulings in a multitude of taxing jurisdictions across our global operations. The Company is routinely audited by U.S federal, state and foreign tax authorities, the results of which could result in proposed assessments against the Company. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues based on our estimate of whether, and to the extent to which, additional taxes will be due. Furthermore, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position in consideration of applicable tax statutes and related interpretations and precedents and the expected outcome of the proceedings (or negotiations) with the taxing authorities. Tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized on ultimate settlement.

We adjust our liability for uncertain tax positions in light of changing facts and circumstances; however, the ultimate resolution of a tax examination may differ from the amounts recorded in the financial statements for a number of reasons, including the Company’s decision to settle rather than litigate a matter, relevant legal precedent related to similar matters, and the Company’s success in supporting its filing positions with the tax authorities. If our estimate of tax liabilities proves different than the ultimate outcome, such differences will effect the provision for income taxes in the period in which such determination is made.

Postretirement Plans

ITT sponsors numerous defined benefit pension and other postretirement benefit plans for certain employees around the world (collectively, postretirement benefit plans). Postretirement benefit obligations for domestic plans are generally determined on a flat dollar benefit formula and years of service. Foreign plan benefit obligations are primarily determined based on participant years of service, future compensation, and age at retirement or termination. The determination of projected benefit obligations and the recognition of expenses related to postretirement benefit plans are dependent on various assumptions that are judgmental and developed in consultation with our actuaries and other advisors. The major assumptions involved in the measurement of our postretirement benefit plan obligations and net periodic postretirement costs primarily relate to discount rates, long-term expected rates of return on plan assets, and mortality and termination rates. Actual results that differ from our assumptions are accumulated and are amortized generally over the estimated future working life of the plan participants.

Significant Assumptions

Management develops each assumption using relevant Company experience, in conjunction with market-related data for each individual country in which such plans exist. All assumptions are reviewed with external advisors and adjusted as necessary. The table included below provides the weighted average assumptions used to estimate our defined benefit pension obligations and costs as of and for the years ended 2011 and 2010.

	2011		2010
	U.S.	Int’l	U.S.	Int’l
Obligation Assumptions:
Discount rate	4.79%	4.85%	5.69%	5.03%
Cost Assumptions:
Discount rate	5.69%	5.03%	6.00%	5.09%
Expected return on plan assets	9.00%	4.75%	9.00%	4.75%

The assumed discount rates reflect our expectation of the present value of expected future cash payments for benefits at the measurement date. A decrease in the discount rate increases the present value of benefit obligations and increases net periodic postretirement cost. We base the discount rate assumption on current investment yields of high-quality fixed income securities during the retirement benefits maturity period. The discount rates were determined by considering an interest rate yield curve comprising high quality corporate bonds, with maturities between zero and thirty years. Annual benefit payments are then discounted to present value using this yield curve to develop a single-point discount rate matching the plan’s characteristics. Our weighted average discount rate for all postretirement benefit plan obligations, including foreign affiliate plans, at December 31, 2011 is 4.80%.

We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, we estimate future returns based on independent estimates of asset class returns weighted by the targeted investment allocation and evaluate historical broad market returns over long-term timeframes based on our targeted asset allocation, which is detailed in Note 17, “Postretirement Benefit Plans,” to the Consolidated Financial Statements. Based on this approach, our weighted average expected return on plan assets for all postretirement benefit plans, including foreign affiliate plans, at December 31, 2011 is 8.96%.

Prior to the Distribution of Exelis and Xylem, the Company’s U.S. postretirement plans participated in a master trust that invested in asset classes that historically generated asset returns in excess of the expected long-term rate of return on plan assets. With the distribution of certain postretirement benefit plans and their respective plan assets to Exelis and

Xylem, we developed a new targeted asset allocation that is expected to generate a lower level of returns on plan assets than were realized in the past. Accordingly, we have reduced our long-term expected rate of return on plan assets beginning in 2012. For postretirement plans that participated in the master trust distributed to Exelis, the chart below shows actual returns compared to the expected long-term returns for our U.S. postretirement plans that were utilized in the calculation of the net periodic postretirement cost for each respective year.

	2011	2010	2009
Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%
Actual rate of return on plan assets	(3.2)%	14.1%	24.1%

For the recognition of net periodic postretirement cost, the calculation of the expected return on plan assets is generally derived using a market-related value of plan assets based on average asset values at the measurement date over the last five years. The use of fair value, rather than a market-related value, of plan assets could materially affect net periodic postretirement cost.

Assumption Sensitivity

A 25 basis point increase or decrease in the expected rate of return on plan assets, discount rate, or rate of future compensation increases, would not have a material effect on 2012 postretirement expense. We estimate that every 25 basis point change in the discount rate impacts the funded status of our postretirement benefit plans by approximately $14. Similarly, every five percentage point change in the fair value of plan assets impacts the funded status by approximately $10.

Goodwill and Other Intangible Assets

We review goodwill and indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We also review the carrying value of our finite-lived intangible assets for potential impairment when impairment indicators arise. We conduct our annual impairment test as of the first day of the fourth quarter. We perform a two-step impairment test for goodwill. In the first step, we compare the estimated fair value of each reporting unit to its carrying value. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then we must perform the second step of the impairment test in order to measure the impairment loss to be recorded. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. In our annual impairment test for indefinite-lived intangible assets, we compare the fair value of those assets to their carrying value. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. We estimate the fair value of our reporting units and intangible assets with indefinite lives using an income approach, corroborated by market multiples when appropriate. Under the income approach, we calculate fair value based on the present value of estimated future cash flows.

Determining the fair value of a reporting unit or an indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions and identification of appropriate market comparable data. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also requires judgment. Goodwill is tested for impairment at the reporting unit level, which, based on the applicable accounting guidance, is either the reportable segment identified in Note 22, “Segment Information,” to the Consolidated Financial Statements, or one level below (e.g., the divisions of our Control Technology segment). The fair value of our reporting units and indefinite-lived intangible assets are based on estimates and assumptions that are believed to be reasonable. Significant changes to these estimates and assumptions could adversely impact our conclusions. Actual future results may differ from those estimates. Further, had different reporting units been identified or had different valuation methodologies or assumptions been utilized, the results of our impairment tests could have resulted in an impairment loss, which could have been material.

The 2011 annual goodwill impairment test indicated that the fair value of each reporting unit was significantly in excess of its respective carrying value. In connection with the Distribution of Exelis and Xylem, we conducted an interim goodwill impairment test as of October 31, 2011. The 2011 interim goodwill impairment analysis indicated the estimated fair value of our reporting units significantly exceeded their carrying value. The reporting unit with the lowest passing margin as of the 2011 interim goodwill impairment test had $56 million of goodwill and passed the test by 39%. Accordingly, no reporting unit with significant goodwill was at risk of failing step one of the goodwill impairment test at October 31, 2011. In order to evaluate the sensitivity of the fair value estimates on the goodwill impairment test, we applied a hypothetical 100 basis point increase to the discount rates utilized, a ten percent reduction in expected future cash flows, and reduced the assumed future growth rates of each reporting unit to zero. These hypothetical changes did not result in any reporting unit failing step one of the impairment test. Further, our 2011 annual indefinite-lived intangible asset impairment test did not result in an impairment charge as the estimated fair value of the assets significantly exceeded their carrying values.

Environmental Liabilities

We are subject to various federal, state, local and foreign environmental laws and regulations that require environmental assessment or remediation efforts. Accruals for environmental exposures are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Significant judgment is required to determine both the likelihood of a loss and the estimated amount of loss. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in estimating our reserve for environmental liabilities. Our environmental reserve of $102 related to environmental matters at December 31, 2011, represents management’s estimate of undiscounted costs expected to be incurred related to environmental assessment or remediation efforts, as well as related legal fees, without regard to potential recoveries from insurance companies or other third parties. Our estimated liability is reduced to reflect the participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective share of the relevant costs. Our environmental accruals are reviewed and adjusted for progress of investigation and remediation efforts and as additional technical or legal information become available, such as the impact of negotiations with regulators and other potentially responsible parties, settlements, rulings, advice of legal counsel, and other current information.

We closely monitor our environmental responsibilities, together with trends in the environmental laws. Environmental remediation reserves are subject to numerous inherent uncertainties that affect our ability to estimate our share of the costs. Such uncertainties involve incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the nature and extent of contamination at each site, the extent of remediation required under existing regulations, our share of any remediation liability, if any, widely varying cost estimates associated with potential alternative remedial approaches, the length of time required to remediate a particular site, the potential effects of continuing improvements in remediation technology, and changes in environmental standards and regulatory requirements. While environmental laws and regulations are subject to change, the nature of such change is inherently unpredictable and the timing of potential changes is uncertain. The effect of legislative or regulatory changes on environmental standards could be material to the Company’s financial position or results of operations. Additionally, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments, or financial insolvency of other potentially responsible parties could have a material adverse effect on our financial position, results of operations, or cash flows.

Although it is not possible to predict with certainty the ultimate costs of environmental remediation, the reasonably possible low- and high end range of our estimated environmental liability, for these environmental matters at December 31, 2011 was $81 and $175.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements,” in the Notes to the Consolidated Financial Statements for a complete discussion of recent accounting pronouncements. There were no new pronouncements which we expect to have a material impact on our financial condition and results of operations in future periods.

Forward-Looking and Cautionary Statements

Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the Act). These forward-looking statements include statements that describe our business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. Factors that could cause results to differ materially from those anticipated include:

■	Uncertainties with respect to our estimation of asbestos liability exposures, third party recoveries and net cash flows;

■	Economic, political and social conditions in the countries in which we conduct our businesses;

■	Changes in U.S. or International sales and operations;

■	Contingencies related to actual or alleged environmental contamination, claims and concerns;

■	Decline in consumer spending;

■	Revenue mix and pricing levels;

■	Availability of adequate labor, commodities, supplies and raw materials;

■	Foreign currency exchange rate fluctuations;

■	Changes in government regulations and compliance therewith;

■	Competition, industry capacity and production rates;

■	Declines in orders or sales as a result of industry or geographic downturns;

■	Ability of third parties, including our commercial partners, counterparties, financial institutions and insurers, to comply with their commitments to us;

■	Our ability to borrow and availability of liquidity sufficient to meet our needs;

■	Changes in the recoverability of goodwill or intangible assets;

■	Our ability to achieve stated synergies or cost savings from acquisitions or divestitures;

■	The number of personal injury claims filed against the companies or the degree of liability;

■	Our ability to affect restructuring and cost reduction programs and realize savings from such actions;

■	Changes in our effective tax rate as a result in changes in the geographic earnings mix, tax examinations or disputes, tax authority rulings or changes in applicable tax laws;

■	Changes in technology;

■	Intellectual property matters;

■	Potential future postretirement benefit plan contributions and other employment and pension matters;

■	Susceptibility to market fluctuations and costs as a result of becoming a smaller, more focused company after the Distribution; and

■	Changes in generally accepted accounting principles.

We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A. “Risk Factors,” for further discussion pertaining to known and unknown risk affecting the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

As a result of our global operating and financing activities, we are exposed to market risks from changes in foreign currency exchange rates and commodity prices, which may adversely affect our operating results and financial position. The impact from changes in market conditions is generally minimized through our normal operating and financing activities. However, we may use derivative instruments, primarily forward contracts, to manage some of these exposures. We do not use derivative financial instruments for trading or other speculative purposes. To minimize the risk of counterparty non-performance, derivative instrument agreements are made only through major financial institutions and there is no significant concentration of exposure with any one counterparty. A summary of our accounting policies for derivative financial instruments is included in Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements.

Foreign Currency Exchange Rate Exposures

Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. As of December 31, 2011, we had a total of 3 forward contracts in place to mitigate exposures related to intercompany transactions with an aggregate notional amount of $64 and related net fair value less than $1. These forward contracts are all short-term in duration, generally maturing within three months from contract date. We may also use derivative financial instruments to offset risk related to receipts from customers and payments to suppliers, when it is believed that the exposure will not be limited by our normal operating and financing activities. Our principal currency exposures relate to the Euro, Czech Kurona, Chinese Renminbi, South Korean Won, Mexican Peso, British Pound, Brazilian Real, Australian Dollar and Canadian Dollar. We currently do not believe the net exposure related to receipts from customers and payments to suppliers to be significant, as such we have not entered into any derivative financial instruments to offset this potential exposure. We estimate that a hypothetical 10% adverse movement in foreign currency rates to which we are exposed would not be material to our financial position, results of operations or cash flows.

Effective January 1, 2010, Venezuela was determined to be a highly inflationary economy and we changed the functional currency of our operations in Venezuela to the U.S dollar. In addition, on January 8, 2010, Venezuela announced the devaluation of the Bolivar and provided further currency adjustments on January 1, 2011. Given our limited presence in Venezuela, the devaluation, as well as the highly inflationary accounting treatment has not resulted in, nor is it expected to have, a material impact on our results of operations, financial position or cash flows.

Interest Rate Exposures

As of December 31, 2011, we do not have a material exposure to interest rate risk as we have minimal debt. We issue commercial paper, which exposes us to changes in interest rates; however, we do not have an outstanding commercial paper balance as of December 31, 2011.

Commodity Price Exposures

Portions of our business are exposed to volatility in the prices of certain commodities, such as steel, iron, aluminum, nickel, tin, and copper, among others. Our primary exposure to commodity price volatility resides with the use of these materials in purchased component parts. We generally maintain long-term fixed price contracts on raw materials and component parts; however, we are prone to exposure as these contracts expire. We estimate that a hypothetical 10% adverse movement in prices for raw metal commodities would not be material to the financial position, results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements herein.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) of the Act) as of December 31, 2011. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.

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

Management’s assessment, included herein, should be read in conjunction with the certifications and the report issued by Deloitte & Touche LLP (Deloitte & Touche), an independent registered public accounting firm, as stated in their report, which appears subsequent to Item 9B in this Annual Report on Form 10-K.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ITT Corporation

White Plains, New York

We have audited the internal control over financial reporting of ITT Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements.

/S/ DELOITTE & TOUCHE
Stamford, Connecticut

February 29, 2012

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS
AND CORPORATE GOVERNANCE

The information called for by Item 10 with respect to directors is incorporated herein by reference to the portions of the definitive proxy statement for the Company’s 2011 annual meeting of shareholders to be filed pursuant to Regulation 14A of the Exchange Act set forth under the captions “1. Election of Directors,” “Information About the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee.”

The information called for by Item 10 with respect to executive officers is set forth above in Part I under the caption “Executive Officers of the Registrant.”

ITT has adopted corporate governance principles and charters for each of its standing committees. The principles address director qualification standards, election and selection of an independent presiding director, as well as responsibilities, access to management and independent advisors, compensation, orientation and continuing education, management succession principles and board and committee self-evaluation. The corporate governance principles and charters are available on the company’s website at http://www.itt.com/investors/governance/. A copy of the corporate governance principles and charters is also available to any shareholder who requests a copy from the Company’s secretary.

ITT has also adopted a written code of ethics, the “Code of Conduct,” which is applicable to all ITT directors, officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and other executive officers identified pursuant to this Item 10 (collectively, the Selected Officers). The 2011 Code of Conduct is available on the company’s website at http://www.itt.com/news/publications/. In accordance with the SEC’s rules and regulations, a copy of the code was filed as an exhibit to the 2002 Form 10-K and has been posted on our website and a copy of the code is also available to any shareholder who requests it. ITT intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.itt.com.

Pursuant to New York Stock Exchange (NYSE) Listing Company Manual Section 303A.12(a), the Company submitted a Section 12(a) CEO Certification to the NYSE in 2011. The Company also filed with the SEC, as exhibits to the Company’s current Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 set forth under the captions “Executive Compensation” and “2011 Non-Management Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 set forth under the captions “Stock Ownership of Directors and Executive Officers,” “Beneficial Ownership of ITT Corporation Common Stock” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference portions to the definitive proxy statement referred to in Item 10.

ITEM 14.	PRINCIPAL ACCOUNTING FEES
AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 set forth under the caption “2. Ratification of Appointment of the Independent Registered Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL
STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

1.	See Index to Consolidated Financial Statements appearing on page XXX for a list of the financial statements filed as a part of this report.

2.	See Exhibit Index beginning on pages II-2 for a list of the exhibits filed or incorporated herein as a part of this report.

(b)	Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements filed as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ITT Corporation

White Plains, New York

We have audited the accompanying consolidated balance sheets of ITT Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITT Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE
Stamford, Connecticut

February 29, 2012

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) YEARS ENDED DECEMBER 31	2011	2010	2009
Revenue	$2,119	$1,908	$1,770
Costs of revenue	1,464	1,301	1,207

Gross profit	655	607	563

Sales and marketing expenses	167	166	149
General and administrative expenses	168	176	201
Research and development expenses	66	61	53
Restructuring and asset impairment charges, net	5	3	43
Asbestos-related costs, net	100	385	238
Transformation costs	396	–	–

Operating loss	(247)	(184)	(121)

Interest expense	76	97	98
Interest income	4	11	17
Miscellaneous (income) expense, net	(1)	6	6

Loss from continuing operations before income tax expense (benefit)	(318)	(276)	(208)

Income tax expense (benefit)	260	(144)	(97)

Loss from continuing operations	(578)	(132)	(111)

Income from discontinued operations, including tax expense of $237, $330 and $275, respectively	448	807	740
Gain on sale of discontinued operation, including tax benefit of $4	–	129	–

Net (loss) income	$(130)	$804	$629

Basic and Diluted Earnings Per Share:
Continuing operations	$(6.23)	$(1.44)	$(1.21)
Discontinued operations	4.83	10.19	8.10

Net (loss) income	$(1.40)	$8.75	$6.89

Weighted average common shares – basic and diluted	92.8	92.0	91.3
Cash dividends declared per common share	$1.591	$2.00	$1.70

The accompanying Notes to Consolidated Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS) YEARS ENDED DECEMBER 31	2011	2010	2009
Net (loss) income	$(130)	$804	$629
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(40)	(74)	126
Net change in postretirement benefit plans, net of tax (expense) benefit of $399, $(19) and $(88), respectively	(508)	29	141
Net change in unrealized gains on investment securities, net of tax (expense) benefit of $8, $0 and $(7), respectively	(12)	(1)	12

Other comprehensive (loss) income	(560)	(46)	279

Comprehensive (loss) income	$(690)	$758	$908

Disclosure of reclassification adjustments:
Net change in postretirement benefit plans, net of tax:
Prior service benefit (cost) from plan amendment, net of tax (expense) benefit of $(1), $1 and $(1), respectively	$2	$(2)	$2
Net actuarial (loss) gain arising during the period, net of tax benefit (expense) of $443, $14 and $(61), respectively	(580)	(23)	95

Unrealized changes in postretirement benefit plans, net of tax	(578)	(25)	97
Amortization of prior service costs, net of tax benefit of $(1), $(1) and $(2), respectively	2	1	5
Amortization of net actuarial loss, net of tax benefit of $(42), $(33) and $(24), respectively	68	53	39

Total amortization from accumulated other comprehensive loss into net periodic benefit cost, net of tax	70	54	44

Net change in postretirement benefit plans, net of tax	$(508)	$29	$141

Net change in unrealized gains on investment securities, net of tax:
Unrealized holding (losses) gains arising during period, net of tax benefit (expense) of $2, $(3) and $(7), respectively	$(2)	$4	$12
Realized gains arising during the period, net of tax expense of $6, $3 and $0, respectively	(10)	(5)	–

Net change in unrealized gains on investment securities, net of tax	$(12)	$(1)	$12

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of comprehensive income.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) DECEMBER 31	2011	2010
Assets
Current assets:
Cash and cash equivalents	$690	$206
Receivables, net	396	315
Inventories, net	254	218
Other current assets	422	228
Current assets of discontinued operations	–	3,457

Total current assets	1,762	4,424

Plant, property and equipment, net	324	299
Deferred income taxes	45	320
Goodwill	510	504
Other intangible assets, net	88	92
Asbestos-related assets	821	930
Other non-current assets	121	181
Non-current assets of discontinued operations	–	5,865

Total non-current assets	1,909	8,191

Total assets	$3,671	$12,615

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$364	$397
Accrued liabilities	468	442
Short-term borrowings and current maturities of long-term debt	2	10
Current liabilities of discontinued operations	–	1,892

Total current liabilities	834	2,741

Postretirement benefits	315	262
Long-term debt	4	1,350
Asbestos-related liabilities	1,529	1,559
Other non-current liabilities	295	325
Non-current liabilities of discontinued operations	–	1,917

Total non-current liabilities	2,143	5,413

Total liabilities	2,977	8,154

Shareholders’ Equity:
Common stock: Authorized – 250 shares, $1 par value per share (104.1 shares issued(a)) Outstanding – 93.5 shares and 92.6, respectively(a)	93	92
Retained earnings	852	5,441
Accumulated other comprehensive loss:
Postretirement benefit plans	(153)	(1,359)
Cumulative translation adjustments	(97)	276
Unrealized (loss) gain on investment securities	(1)	11

Total shareholders’ equity	694	4,461

Total liabilities and shareholders’ equity	$3,671	$12,615

(a)	Shares issued and outstanding include unvested restricted common stock of 0.5 and 0.6 at December 31, 2011 and 2010, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS) YEARS ENDED DECEMBER 31	2011	2010	2009
Operating Activities
Net (loss) income	(130)	804	629
Less: Income from discontinued operations	448	936	740

Loss from continuing operations	(578)	(132)	(111)
Adjustments to loss from continuing operations
Depreciation and amortization	74	66	65
Stock-based compensation	12	10	18
Restructuring and asset impairment charges, net	5	3	43
Asbestos-related costs, net	100	385	238
Transformation costs	396	–	–
Deferred income taxes	303	(111)	(122)
Restructuring payments	(7)	(27)	(30)
Asbestos-related payments	(21)	–	(7)
Transformation-related payments	(355)	–	–
Contributions to pension plans	(30)	(14)	(7)
Changes in assets and liabilities (net of acquisitions):
Change in receivables	(74)	1	5
Change in inventories	(38)	(41)	(7)
Change in accounts payable	4	83	(18)
Change in accrued expenses	38	(29)	30
Change in accrued income taxes	(99)	(259)	95
Other, net	(53)	(12)	69

Net Cash – Operating activities	(323)	(77)	261

Investing Activities
Capital expenditures	(103)	(127)	(92)
Acquisitions, net of cash acquired	(16)	(10)	–
Proceeds from sale of discontinued operations and other assets	11	1	6
Other, net	1	–	–

Net Cash – Investing activities	(107)	(136)	(86)

Financing Activities
Short-term debt, net	3	(56)	(1,607)
Long-term debt repaid	(1,319)	(79)	(29)
Long-term debt issued	–	–	992
Proceeds from issuance of common stock	53	28	15
Tax benefit from share-based compensation	7	6	3
Dividends paid	(193)	(176)	(148)
Contributions from Exelis and Xylem, net	1,671	–	–
Distributions of Exelis and Xylem, net	980	727	277

Net Cash – Financing activities	1,202	450	(497)

Exchange rate effects on cash and cash equivalents	(9)	(22)	34
Discontinued operations:
Operating activities	500	1,053	1,011
Investing activities	(467)	(984)	(202)
Financing activities	(319)	(269)	(543)
Exchange rate effects on cash and cash equivalents	7	4	6

Net Cash – Discontinued operations	(279)	(196)	272

Net change in cash and cash equivalents	484	19	(16)
Cash and cash equivalents – beginning of year	206	187	203

Cash and Cash Equivalents – End of Year	690	206	187

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	80	92	90
Income taxes (net of refunds received)	140	343	172

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of cash flows.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN MILLIONS) YEARS ENDED DECEMBER 31	SHARES			DOLLARS
	2011	2010	2009	2011	2010	2009
Common Stock
Common stock, beginning balance	91.5	90.8	90.3	$92	$91	$90
Activity from stock incentive plans	1.6	0.7	0.5	1	1	1

Common stock, ending balance	93.1	91.5	90.8	$93	$92	$91

Retained Earnings
Retained earnings, beginning balance				$5,441	$4,762	$4,242
Net (loss) income				(130)	804	629
Cash dividends declared on common stock				(147)	(184)	(154)
Activity from stock incentive plans				97	59	45
Distribution of Exelis and Xylem				(4,409)	–	–

Retained earnings, ending balance				$852	$5,441	$4,762

Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance				$(1,359)	$(1,388)	$(1,529)
Net change in postretirement benefit plans				(508)	29	141
Distribution of Exelis and Xylem				1,714	–	–

Postretirement benefit plans, ending balance				$(153)	$(1,359)	$(1,388)

Cumulative translation adjustments, beginning balance				$276	$350	$224
Net foreign currency translation adjustment				(40)	(74)	126
Distribution of Exelis and Xylem				(333)	–	–

Cumulative translation adjustments, ending balance				$(97)	$276	$350

Unrealized gain on investment securities, beginning balance				$11	$12	$1
Net change in unrealized gains on investment securities				(12)	(1)	11

Unrealized gain on investment securities, ending balance				$(1)	$11	$12

Total accumulated other comprehensive loss				$(251)	$(1,072)	$(1,026)

Total Shareholders’ Equity
Total shareholders’ equity, beginning balance				$4,461	$3,827	$3,028
Net change in common stock				1	1	–
Net change in retained earnings				(4,589)	679	520
Net change in accumulated other comprehensive income				821	(46)	279

Total shareholders’ equity, ending balance				$694	$4,461	$3,827

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of changes in shareholders’ equity.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

NOTE 1

Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

ITT Corporation is a global industrial company specializing in the engineering and manufacture of critical components in the aerospace, transportation, energy and industrial markets. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT operates through four segments: Industrial Process consisting of industrial pumping and complementary equipment; Motion Technologies consisting of friction and shock & vibration equipment; Interconnect Solutions (ICS) consisting of electronic connectors; and Control Technologies consisting of fluid handling, motion control and vibration and shock isolation products. Financial information for our segments is presented in Note 22, “Segment Information.”

Basis of Presentation

On October 31, 2011, ITT Corporation made a pro rata distribution to its shareholders consisting of all the shares of common stock of Xylem Inc. (Xylem, previously referred to as the water-related businesses), which held ITT’s interests in the water businesses, and all the shares of common stock of Exelis Inc. (Exelis, previously referred to as ITT’s Defense & Information Solutions segment), which held ITT’s interests in the defense businesses (the Distribution). These financial statements have been reclassified to present the financial position, results of operations and cash flows of Exelis and Xylem as discontinued operations in all periods presented. For further information on the discontinued operations of Exelis and Xylem, see Note 4, “Discontinued Operations.” In addition, in conjunction with the Distribution, we implemented changes to our management structure and changed our segment reporting structure.

On October 31, 2011, we completed a one-for-two reverse stock split (1:2 Reverse Stock Split) of ITT’s issued and outstanding common stock, as approved by our Board of Directors. The par value of our common stock remained $1 per share following the 1:2 Reverse Stock Split. All common stock shares authorized, issued and outstanding, as well as share prices and earnings per share give effect to the 1:2 Reverse Stock Split in all periods presented.

In addition to the reclassification effects from the Distribution, certain other prior year amounts have been reclassified to conform to the current year presentation as described within these Notes to the Consolidated Financial Statements.

Significant Accounting Policies

Use of Estimates

The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, asbestos-related liabilities and recoveries from insurers and other responsible parties, revenue recognition, income tax contingency accruals and valuation allowances, postretirement obligations and assets, goodwill and other intangible asset impairment testing, environmental liabilities, allowance for doubtful accounts and inventory valuation. Actual results could differ from these estimates.

Principles of Consolidation

Our consolidated financial statements include the accounts of all majority-owned subsidiaries. ITT consolidates companies in which it has a controlling financial interest or when ITT is considered the primary beneficiary of a variable interest entity. We account for investments in companies over which we have the ability to exercise significant influence, but do not hold a controlling interest under the equity method, and we record our proportionate share of income or losses in the Consolidated Income Statements. The results of companies acquired or disposed of during the fiscal year are included in the Consolidated Financial Statements from the effective date of acquisition or up to the date of disposal or distribution. All intercompany transactions have been eliminated.

Revenue Recognition

Revenue is derived from the sale of products and services to customers. The following revenue recognition policies describe the manner in which we account for different classes of revenue transactions.

Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonably assured and delivery has occurred or services have been rendered. For product sales, other than long-term construction and production-type contracts (referred to as design and build arrangements), we recognize revenue at the time title and risks and rewards of ownership pass to the customer, which is generally when products are shipped, and

ITT CORPORATION AND SUBSIDIARIES

the contractual terms have been fulfilled. Certain contracts with customers require delivery, installation, testing, certification or other acceptance provisions to be satisfied before revenue is recognized. In instances where contractual terms include a provision for customer acceptance, revenue is recognized when either (i) we have previously demonstrated that the product meets the specified criteria based on either seller or customer-specified objective criteria or (ii) on formal acceptance received from the customer where the product has not been previously demonstrated to meet customer-specified objective criteria.

We recognize revenue on product sales to channel partners, including resellers, distributors or value-added solution providers at the time of sale when the channel partners have economic substance apart from ITT and ITT has completed its obligations related to the sale. Revenue on service and repair contracts is recognized after services have been agreed to by the customer and rendered or over the service period.

Effective January 1, 2011, we adopted amended guidance on the accounting for revenue arrangements that contain multiple elements. The amended guidance was applied to new arrangements or arrangements materially modified on or after January 1, 2011 on a prospective basis.

For multiple deliverable arrangements entered into or materially modified on or after January 1, 2011, we recognize revenue based on the relative selling price if the deliverable has stand-alone value to the customer and, in arrangements that include a general right of return relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. The selling price for a deliverable is based on vendor-specific objective evidence of selling price (VSOE), if available, third-party evidence of selling price (TPE), if VSOE is not available, or best estimated selling price (BESP), if neither VSOE nor TPE is available.

The deliverables in our arrangements with multiple elements include various products and may include related services, such as installation and start-up services. We allocate arrangement consideration based on the relative selling prices of the separate units of accounting determined in accordance with the hierarchy described above. For deliverables that are sold separately, we establish VSOE based on the price when the deliverable is sold separately. We establish TPE, generally for services, based on prices similarly situated customers pay for similar services from third party vendors. For those deliverables for which we are unable to establish VSOE or TPE, we estimate the selling price considering various factors including market and pricing trends, geography, product customization, and profit objectives. Revenue for multiple element arrangements is recognized when the appropriate revenue recognition criteria for the individual deliverable have been satisfied.

For arrangements entered into prior to January 1, 2011 and not subsequently materially modified, if objective and reliable evidence of fair value existed for all of the units of accounting identified, the transaction consideration was allocated based on the relative fair values of the units of accounting. Alternatively, when the evidence of fair value existed for the delivered items, but not the undelivered items, the arrangement consideration was allocated using the residual method.

We recognize revenue on certain design and build projects using the completed contract method. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue, until the revenue recognition criteria are satisfied, and are recorded as a component of accrued liabilities.

During the performance of design and build arrangements, estimated final contract prices and costs are reviewed quarterly. Provisions for estimated losses on uncompleted design and build arrangements are recognized in the period in which such losses are determined. Provisions for estimated losses are recorded as a component of costs of revenue.

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

Product Warranties

Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. Accruals for estimated expenses related to product warranties are made at the time revenue is recognized and are recorded as a component of costs of revenue. We estimate the liability for warranty claims based on our standard warranties, the historical frequency of claims and the cost to replace or repair our products under warranty. Factors that influence our warranty liability include the number of units sold, the length of warranty term, historical and anticipated rates of warranty claims and the cost per claim.

Asbestos-Related Liabilities and Assets

ITT has been named as a defendant in numerous product liability lawsuits alleging personal injury due to asbestos exposure. We accrue the estimated value of pending claims and

ITT CORPORATION AND SUBSIDIARIES

unasserted claims estimated to be filed over the next 10 years, including legal fees, on an undiscounted basis. Assumptions utilized in estimating the liability for both pending and unasserted claims include: disease type, average settlement costs, percentage of claims settled or dismissed, the number of claims estimated to be filed against the Company in the future and the costs to defend such claims. In light of the uncertainties and variables inherent in the long-term projection of the Company’s asbestos liability, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating those costs at this time.

The Company has also recorded an asbestos-related asset, comprised predominantly of insurance receivables and expected recoveries from other responsible parties. The asbestos-related asset represents our best estimate of probable recoveries from third parties for pending claims, as well as unasserted claims estimated to be filed over the next 10 years. In developing this estimate, the Company considers coverage-in-place and other settlement agreements with its insurers and other contractual agreements with responsible parties, as well as a review of expected levels of future cost recovery, the financial viability of the insurance companies or other responsible parties, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, and interpretation of the various policy and contract terms and limits and their interrelationships.

As part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent data available for the key inputs and assumptions, comparing the data to the expectations on which the most recent annual liability and asset estimates were based. Provided the quarterly review does not indicate a more detailed evaluation of our asbestos exposure is required, each quarter, we record a net asbestos expense to maintain a rolling 10-year time horizon. In the third quarter each year we conduct a detailed study with the assistance of outside consultants to review and update, as appropriate, the underlying assumptions used to estimate our asbestos liability and related assets, including a reassessment of the time horizon over which a reasonable estimate of unasserted claims can be projected.

Postretirement Benefit Plans

ITT sponsors pension and other employee-related defined benefit plans (collectively, postretirement benefit plans) for certain employees around the world. Postretirement benefit obligations are generally determined, where applicable, based on participant years of service, future compensation, age at retirement or termination, and medical cost trends. The determination of projected benefit obligations and the recognition of expenses related to postretirement benefit plans are dependent on various assumptions that are judgmental and developed in consultation with our actuaries and other advisors. The major assumptions involved in the measurement of our postretirement benefit plan obligations and net periodic postretirement costs primarily relate to discount rates, long-term expected rates of return on plan assets, mortality and termination rates, health care inflation trend rates and other factors. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. Actual results that differ from our assumptions are accumulated and amortized over the estimated future working life of the plan participants. For the recognition of net periodic postretirement cost, the calculation of the long-term expected return on plan assets is generally derived using a market-related value of plan assets based on yearly average asset values at the measurement date over the last five years.

The fair value of plan assets is estimated based on market prices or estimated fair value at the measurement date. See Note 17, “Postretirement Benefit Plans,” for further information on the measurement of plan assets.

The funded status of each plan is recorded on our balance sheet. Actuarial gains and losses and prior service costs or credits that have not yet been recognized through net (loss) income are recorded in accumulated other comprehensive income (loss) within shareholders’ equity, net of taxes, until they are amortized as a component of net periodic postretirement cost.

Stock-Based Compensation

Stock-based awards issued to employees and non-employee directors include non-qualified stock options, restricted stock awards, restricted stock units, and certain liability-based awards. Compensation costs resulting from share-based payment transactions are recognized primarily within general and administrative expenses, at fair value over the requisite service period (typically three years) on a straight-line basis. The amount of compensation recognized includes an adjustment based on an estimate of awards ultimately expected to vest. The fair value of a non-qualified stock option is determined on the date of grant using a binomial lattice pricing model incorporating multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The fair value of restricted stock awards is determined using the closing price of the Company’s common stock on date of grant. The fair value of our liability-based awards, including cash awards under our Long-Term Incentive Plan, is reassessed at the end of each reporting period.

Restructuring

We periodically initiate management approved restructuring activities to achieve cost savings through reduced operational

ITT CORPORATION AND SUBSIDIARIES

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

Income Taxes

We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred income tax assets and liabilities are determined based on the estimated future tax effects of differences between the financial reporting and tax bases of assets and liabilities, applying currently enacted tax rates in effect for the year in which we expect the differences will reverse. We record a valuation allowance against our deferred tax assets when uncertainty regarding their realizability exists.

In assessing the need for a valuation allowance, we consider all available evidence, including the future reversal of existing taxable temporary differences, taxable income in carryback periods, prudent and feasible tax planning strategies, and estimated future taxable income. The valuation allowance can be affected by changes to tax regulations, interpretations and rulings, changes to enacted statutory tax rates, and changes to future taxable income estimates.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. The Company’s management assesses available positive and negative evidence regarding the realizability of its deferred tax assets, and records a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized. To form a conclusion, management considers positive evidence in the form of reversing temporary differences, projections of future taxable income and tax planning strategies, and negative evidence such as recent history of losses. Beginning in 2011, the Company is in a cumulative three-year loss position, which we weighted as a significant source of negative evidence indicating the need for a valuation allowance on our net deferred tax assets. Since the Company was in a three-year cumulative loss position at the end of 2011, management determined that the size and frequency of the losses from continuing operations in recent years and the uncertainty associated with projecting future taxable income supported the conclusion that a valuation allowance was required to reduce its deferred tax assets. If ITT achieves profitability in future periods, then management will evaluate whether its recent history of profitability constitutes sufficient positive evidence to support a reversal of a portion, or all, of the remaining valuation allowance.

We have not provided deferred tax liabilities for the impact of U.S income taxes on undistributed foreign earnings which we plan to reinvest indefinitely outside the United States. We have recorded deferred tax liabilities for the impact of U.S income taxes on undistributed foreign earnings which are not indefinitely reinvested outside the United States. We plan foreign earnings remittance amounts based on projected cash flow needs, as well as the working capital and long-term investment requirements of foreign subsidiaries and our domestic operations.

Furthermore, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position in consideration of applicable tax statutes and related interpretations and precedents and the expected outcome of the proceedings (or negotiations) with the taxing authorities. Tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized on ultimate settlement.

Earnings Per Share

Basic earnings per common share considers the weighted average number of common shares outstanding, as well as outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends. Diluted earnings per share considers the outstanding shares utilized in the basic earnings per share calculation as well as the dilutive effect of outstanding stock options and restricted stock that do not contain rights to nonforfeitable dividends. Diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock and unvested restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each reporting period using the treasury stock method. Common stock equivalents are excluded from the computation of earnings per share if they have an anti-dilutive effect.

Cash and Cash Equivalents

ITT considers all highly liquid investments purchased with an original maturity or remaining maturity at time of purchase of three months or less to be cash equivalents.

ITT CORPORATION AND SUBSIDIARIES

Concentrations of Credit Risk

Financial instruments that potentially subject ITT to significant concentrations of credit risk consist principally of cash and cash equivalents and, accounts receivable from trade customers. We maintain cash and cash equivalents with various financial institutions located in different geographical regions, and our policy is designed to limit exposure with any one institution. As part of our cash and risk management processes, we perform periodic evaluations of the relative credit standing of the financial institutions. We have not sustained any material credit losses during the previous three years from instruments held at financial institutions.

Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising ITT’s customer base and their dispersion across many different industries and geographic regions. ITT performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.

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

Inventories

Inventories, which include the costs of material, labor and overhead, are stated at the lower of cost or market, with cost generally computed on a first-in, first-out (FIFO) basis. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value. Inventory write-downs are measured as the difference between the cost of the inventory and market based assumptions about future demand and is charged to cost of sales. At the point of loss recognition, a new cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in a recovery in carrying value. Inventories valued under the last-in, first-out (LIFO) method represent 17.6% and 12.8% of total 2011 and 2010 inventories, respectively. We have a LIFO reserve of $8 and $7 recorded as of December 31, 2011 and 2010, respectively.

Cost of sales is reported using standard cost techniques with full overhead absorption, which generally approximates actual cost.

Plant, Property and Equipment

Plant, property and equipment, including capitalized interest applicable to major project expenditures, are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows: buildings and improvements – five to 40 years, machinery and equipment – two to 10 years, furniture and office equipment – three to seven years, and other – five to 40 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Fully depreciated assets are retained in property and accumulated depreciation accounts until disposal. Repairs and maintenance costs are expensed as incurred.

The Company enters into operating and capital leases for the use of premises and equipment. Rent expense related to operating lease agreements are recorded on a straight line basis, considering lease incentives and escalating rental payments.

Capitalized Internal Use Software

Costs incurred in the preliminary project stage of developing or acquiring internal use software are expensed as incurred. After the preliminary project stage is completed, management has approved the project and it is probable that the project will be completed and the software will be used for its intended purpose, ITT capitalizes certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces and installation and testing of the software. ITT amortizes capitalized internal use software costs using the straight-line method over the estimated useful life of the software, generally from three to seven years.

Investments in Corporate-Owned Life Insurance

Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of each balance sheet date. The total amounts related to the Company’s investments in COLI policies are included in other non-current assets in the consolidated balance sheets and were $79 and $76 at December 31, 2011 and 2010, respectively. Changes in the cash surrender value during the period are recorded as a gain or loss within operating expenses and were not material in the years ended December 31, 2011, 2010 and 2009. These investments were made with the intention of utilizing them as a long-term funding source for deferred compensation obligations, which as of December 31, 2011 and 2010 were

ITT CORPORATION AND SUBSIDIARIES

approximately $20 and $16, respectively, however, the COLI policies do not represent a committed funding source for these obligations and as such they are subject to claims from creditors, and we can designate them for another purpose at any time.

Long-Lived Asset Impairment

Long-lived assets, including intangible assets with finite lives and capitalized internal use software, are tested for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. We assess the recoverability of long-lived assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

Goodwill and Intangible Assets

Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of acquired businesses. Intangible assets include customer relationships, proprietary technology, trademarks, patents and other intangible assets. Intangible assets with a finite life are generally amortized on a straight-line basis over an estimated economic useful life, which generally range from 15-20 years, and are tested for impairment if indicators of impairment are identified. Certain of our intangible assets have an indefinite life, namely certain brands and trademarks.

Goodwill and indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure, significant adverse changes in the business climate or an adverse action or assessment by a regulator). We conduct our annual impairment testing on the first day of the fourth fiscal quarter. For goodwill, the impairment test is a two-step test. In the first step, the estimated fair value of each reporting unit is compared to the carrying value of the net assets assigned to that reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the second step of the impairment test is not performed. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the impairment test is performed in order to measure the impairment loss to be recorded, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We estimate the fair value of our reporting units and indefinite-lived intangible assets using an income approach. Under the income approach, we estimate fair value based on the present value of estimated future cash flows.

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

Commitments and Contingencies

We record accruals for commitments and loss contingencies for those which are both probable and the amount can be reasonably estimated. In addition, legal fees are accrued for cases where a loss is probable and the related fees can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount of loss. We review these accruals quarterly and adjust the accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other current information.

Environmental Liabilities

Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our estimated liability is reduced to reflect the participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. Accruals for environmental liabilities are primarily included in other non-current liabilities at undiscounted amounts and exclude claims for recoveries from insurance companies or other third parties.

Foreign Currency Translation

The national currencies of our foreign subsidiaries are generally the functional currencies. Balance sheet accounts are translated at the exchange rate in effect at the end of each period, except for equity which is translated at historical rates; income statement accounts are translated at the average rates of exchange prevailing during the period. Gains and losses resulting from foreign currency translation are reflected in the

ITT CORPORATION AND SUBSIDIARIES

cumulative translation adjustments component of shareholders’ equity.

For foreign subsidiaries that do not use the local currency as their functional currency, foreign currency assets and liabilities are remeasured to the foreign subsidiary’s functional currency using end of period exchange rates, except for nonmonetary balance sheet accounts, which are remeasured at historical exchange rates.

For transactions denominated in other than the functional currency, revenue and expenses are remeasured at average exchange rates in effect during the reporting period in which the transactions occurred, except for expenses related to nonmonetary assets and liabilities. Transaction gains or losses from foreign currency remeasurement are reported in general and administrative expenses.

Fair Value Measurements

We determine fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We prioritize the inputs to valuation techniques used to measure fair value into three broad levels based on the observability of the input. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), then to quoted market prices for similar assets or liabilities in active markets (Level 2) and gives the lowest priority to unobservable inputs (Level 3).

Derivative Financial Instruments

ITT uses derivative financial instruments, primarily foreign currency forward contracts, to mitigate exposure from foreign currency exchange rate fluctuations as it pertains to intercompany transactions. We do not use derivative instruments for speculative purposes. We record derivatives at their fair value as either an asset or liability. We include adjustments to reflect changes in fair values of derivatives in earnings as these contracts are not designated as hedges. The amount of gains and losses recorded related to our foreign currency exchange contracts and the net fair value of our outstanding contracts was not material as of and for the years ended December 31, 2011, 2010 and 2009. Such contracts involve the risk of non-performance by the counterparty. The fair values associated with the foreign currency contracts have been determined using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date.

NOTE 2

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued additional guidance applicable to the testing of goodwill for potential impairment. Specifically, for reporting units with zero or negative carrying amounts, an entity is required to perform the second step of the goodwill impairment test (a comparison between the carrying amount of a reporting unit’s goodwill to its implied fair value) if it is more likely than not that a goodwill impairment exists, considering any adverse qualitative factors. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. As of the date of our annual and interim goodwill impairment tests, none of our reporting units were affected by the application of this guidance as each reporting unit had a carrying amount that exceeded zero.

In April 2010, the FASB issued authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. On January 1, 2011, we adopted the new guidance on a prospective basis. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

We adopted the new multiple element guidance effective January 1, 2011 for new arrangements entered into or arrangements materially modified on or after that date on a prospective basis. The adoption of the new multiple element guidance did not result in a material change in either the units of accounting or the pattern or timing of revenue recognition. Additionally, the adoption of the revised multiple element arrangement guidance did not have a material impact on our financial position, results of operations or cash flows.

In October 2009, the FASB amended the accounting requirements for software revenue recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of the software revenue recognition literature. The amendments align the accounting for these revenue transaction types with the amendments described for multiple element arrangements above. We adopted the provisions of this guidance for new or materially modified arrangements

ITT CORPORATION AND SUBSIDIARIES

entered into on or after January 1, 2011 on a prospective basis. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Accounting Pronouncements Not Yet Adopted

In September 2011, the FASB provided companies with the option to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine the likelihood of goodwill impairment. The result of this qualitative assessment determines whether it is necessary to perform the currently required two-step impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a company would be required to perform the two-step impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company could elect to apply the option in future goodwill impairment tests; however, the amendments are not expected to have a material effect on the Company’s Consolidated Financial Statements.

In May 2011, the FASB issued guidance intended to achieve common fair value measurements and related disclosures between U.S. GAAP and international accounting standards. The amendments primarily clarify existing fair value guidance and are not intended to change the application of existing fair value measurement guidance. However, the amendments include certain instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance is effective for the periods beginning after December 15, 2011 and early application is prohibited. We will adopt these amendments on January 1, 2012; however, the requirements are not expected to have a material effect on the Company’s Consolidated Financial Statements.

NOTE 3

Company Transformation

As mentioned in Note 1, on October 31, 2011, the Company completed the legal and structural separation of Exelis and Xylem from the Company into two independent, publicly traded companies via a tax-free Distribution to shareholders. The Distribution was made pursuant to a Distribution Agreement, dated October 25, 2011, among ITT, Exelis and Xylem (the Distribution Agreement). With the completion of these separations, the Company disposed of its water-related businesses and Defense segment in their entirety and ceased to consolidate their financial position and results of operations in its consolidated financial statements. Accordingly, the Company has presented the financial position and results of operations of its former water-related businesses and Defense segment as discontinued operations in the consolidated financial statements for all periods presented. See Note 4, “Discontinued Operations,” for additional information. The water-related businesses include the Water & Wastewater division, including its analytical instrumentation component, and the Residential & Commercial Water division previously reported within the Fluid Technology segment, as well as the Flow Control division that was previously reported within the Motion & Flow segment. The Industrial Process division, which was previously reported within the Fluid Technology segment, was not included in the Distribution and is now reported as a segment of ITT.

During 2011, we recognized pre-tax expenses of $636 in connection with activities taken to complete the Distribution and to create the revised organizational structure (referred to herein as Transformation costs). We have presented $396 of the pre-tax transformation costs within income from continuing operations and $240 within income from discontinued operations. Amounts presented within discontinued operations are costs directly related to the Distribution and provide no future benefit to the Company. The components of transformation costs incurred during 2011 are presented below.

	Continuing Operations	Discontinued Operations	Total
Loss on extinguishment of debt (see Note 16)	$297	$–	$297
Advisory fees	–	139	139
Non-cash asset impairment(a)	57	8	65
IT costs	–	46	46
Employee retention and other compensation costs(b)	37	20	57
Lease termination and other real estate costs	4	10	14
Other costs	1	17	18

Transformation costs before income tax expense	396	240	636
Tax-related separation costs	4	7	11
Tax benefit	(143)	(74)	(217)

Total transformation costs, net of tax benefit	$257	$173	$430

(a)	Includes a $55 million non-cash impairment charge related to a decision to discontinue development of an information technology consolidation initiative.

(b)	Includes $17 of compensation costs recognized within continuing operations in connection with the retirement of Steven R. Loranger, our former Chairman, President and Chief Executive Officer in October 2011.

ITT CORPORATION AND SUBSIDIARIES

The table included below provides a rollforward of the accrual for Transformation costs for the year ended 2011.

Transformation accrual – January 1	$2
Charges for actions during the period:
Continuing operations	396
Discontinued operations	240
Cash payments	(559)
Asset impairment and other non-cash charges, net	(45)

Transformation accrual – December 31	$34

NOTE 4

Discontinued Operations

On October 31, 2011, the Company completed the Distribution of Exelis and Xylem (see Note 1). ITT was designated as the accounting and legal spinnor with respect to the Distribution. In connection with the Distribution, ITT received a net cash transfer (the Contribution) of $683 and $988 from Exelis and Xylem, respectively. No gain or loss was recognized in connection with the Distribution. While we are a party to a Distribution Agreement and several other agreements, including a Tax Matters Agreement, Benefits and Compensation Matters Agreement and Master Transition Services Agreement, we have determined we do not have significant continuing involvement in the operations of Xylem or Exelis, nor do we expect significant continuing cash flows from Exelis or Xylem. As a result, the operating results of Exelis and Xylem through the date of the Distribution have been classified in the consolidated financial statements as discontinued operations for all periods presented.

During 2010 we sold CAS, Inc. (CAS), a component of our prior Defense & Information Solutions segment, engaging in systems engineering and technical assistance (SETA) for the U.S. Government. The sale of CAS was completed on September 8, 2010, resulting in proceeds from the sale of $237. Subsequent to this divestiture, we do not have any significant continuing involvement in the operations of CAS, nor do we expect significant continuing cash flows from CAS. Accordingly, the financial position and results of operations from CAS are reported as a discontinued operation for the 2010 and 2009 periods.

Interest expense was not allocated to the divested businesses for any of the periods presented.

Amounts presented for 2010 and 2009 have been adjusted to reflect certain immaterial corrections, primarily relating to income taxes, to the amounts previously reported in the consolidated financial statements. See Note 23, “Immaterial Corrections,” for further information.

The tables below provides the operating results of discontinued operations through the date of disposal or distribution and certain Transformation costs that were incurred by ITT but qualified for classification within discontinued operations.

Year Ended 2011	Exelis	Xylem	Other(b)	Total
Revenue	$4,916	$3,107	$–	$8,023
Transformation costs	31	75	134	240
Earnings (loss) before income taxes	473	321	(108)	686
Income tax expense (benefit)	194	70	(26)	238
Income (loss) from discontinued operations	$279	$251	$(82)	$448

Year Ended 2010	Exelis(a)	Xylem	CAS	Other(b)	Total
Revenue	$5,893	$3,192	$160	$–	$9,245
Earnings before income taxes	718	395	13	12	1,138
Gain on sale of disposal before tax	–	–	125	–	125
Income tax expense	251	51	–	25	327
Income (loss) from discontinued operations	$467	$344	$138	$(13)	$936

Year Ended 2009	Exelis(a)	Xylem	CAS	Other(b)	Total
Revenue	$6,059	$2,839	$231	$–	$9,129
Earnings (loss) before income taxes	727	285	15	(12)	1,015
Income tax expense	253	14	6	2	275
Income (loss) from discontinued operations	$474	$271	$9	$(14)	$740

(a)	CAS was a component of our Defense and Information Solutions business, which was distributed as Exelis. The table above presents Exelis without CAS, which was disposed during 2010.

(b)	Amounts presented in the “Other” column within the tables above relate to various divested ITT businesses accounted for as discontinued operations in the year of divestiture for which legacy liabilities remain, as well as certain Transformation costs which were directly related to the Distribution and provide no future benefit to the Company. See Note 3, “Company Transformation” for further information.

ITT CORPORATION AND SUBSIDIARIES

The table below provides the major components of assets and liabilities at December 31, 2010 that were included in the Distribution and includes those assets and liabilities that were distributed to Exelis and Xylem which were not part of their historical operations.

	Exelis	Xylem	Total
Cash and cash equivalents	$18	$808	$826
Receivables, net	958	690	1,648
Inventories, net	239	389	628
Other current assets	188	167	355

Total current assets	1,403	2,054	3,457

Plant, Property and Equipment, net	462	465	927
Goodwill	2,156	1,617	3,773
Other intangible assets	258	416	674
Other non-current assets	243	248	491

Total assets	4,522	4,800	9,322

Accounts payable	326	321	647
Accrued liabilities and other current liabilities	884	361	1,245

Total current liabilities	1,210	682	1,892

Postretirement benefits	1,223	257	1,480
Other non-current liabilities	113	324	437

Total liabilities	$2,546	$1,263	$3,809

In order to effect the Distribution and govern ITT’s relationship with Exelis and Xylem after the Distribution, ITT entered into a distribution agreement and several other agreements, including a tax matters agreement, employee benefits and compensation agreement and master transition services agreement. Information on the agreements utilized to effectuate the Distribution are provided below.

Distribution Agreement

The Distribution Agreement between ITT and Exelis and Xylem contains the key provisions relating to the separation of the businesses of Exelis and Xylem from ITT and the distribution of the shares of Exelis and Xylem common stock to our shareholders. The Distribution Agreement provides the framework for the allocation, transfer and assumption of assets and liabilities among ITT, Exelis and Xylem as well as the settlement or extinguishment of certain liabilities and other obligations between and among ITT, Exelis and Xylem. Under the Distribution Agreement, we agreed to indemnify Exelis and Xylem and their respective subsidiaries and affiliates, subject to limited exceptions with respect to certain employee claims, against claims and liabilities related to the past operation of ITT’s business (other than the liabilities of the divested businesses) and Exelis and Xylem agreed to indemnify us against claims and liabilities related to their respective businesses. The Distribution Agreement establishes that certain liabilities, e.g., the bond litigation, referenced in Note 20,

“Commitments and Contingencies,” will be shared 21% to ITT, 40% to Exelis, and 39% to Xylem.

In connection with the Distribution, ITT retained certain material contingent legacy liabilities involving asbestos and environmental matters. See Note 20, “Commitments and Contingencies,” for information regarding asbestos and environmental related contingencies.

Tax Matters Agreement

On October 25, 2011, we entered into a Tax Matters Agreement with Exelis and Xylem that governs the respective rights, responsibilities and obligations of the companies after the Distribution with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. Federal, state, local and foreign income taxes, other tax matters and related tax returns. Exelis and Xylem have liability with ITT to the U.S. Internal Revenue Service (IRS) for the consolidated U.S. Federal income taxes of the ITT consolidated group relating to the taxable periods in which Exelis and Xylem were part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which ITT, Exelis and Xylem will bear responsibility, and ITT, Exelis and Xylem agreed to indemnify each other against any amounts for which they are not responsible. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the Distribution is determined to not be tax-free. The Tax Matters Agreement provides for certain covenants that may

ITT CORPORATION AND SUBSIDIARIES

restrict our ability to pursue strategic or other transactions that otherwise could maximize the value of our business and may discourage or delay a change of control that may be considered favorable. Though valid as between the parties, the Tax Matters Agreement will not be binding on the IRS.

Pursuant to the Tax Matters Agreement, as the shared income tax liabilities are settled, ITT will make payments up to certain specified thresholds, with payments in excess of those specified thresholds shared among ITT, Exelis, and Xylem. If payments to the taxing authorities are less than certain specified thresholds, ITT will make payments up to the remaining specified thresholds to Exelis and Xylem. Settlement is expected to occur as the audit process by applicable taxing authorities is completed for the impacted years and cash payments are made. Given the nature of the shared tax liabilities, the maximum amount of potential future payments is not determinable. Any such cash payments, when they occur, will reduce the liability for uncertain tax positions as such payments represent an equivalent reduction of risk. At December 31, 2011, ITT’s accrual for uncertain tax positions includes amounts related to certain shared tax liabilities; however, no receivables from Exelis or Xylem have been recorded as our estimate of their portion of the shared tax liabilities is not more than the amounts currently accrued for the uncertain tax position. If our estimate of exposures to the shared tax liabilities increases above the specified threshold, a receivable would be recorded. At December 31, 2011, there is a tax indemnification liability recorded of $4 due to Xylem.

Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of ITT, Exelis and Xylem legal entities and for certain amended income tax returns for the periods prior to the Distribution may be recorded to either shareholders’ equity or the statement of income depending on the specific item giving rise to the adjustment.

Benefits and Compensation Matters Agreement

On October 25, 2011, we entered into a Benefits and Compensation Matters Agreement with Exelis and Xylem that governs the respective rights, responsibilities and obligations of Exelis, Xylem and ITT after the Distribution with respect to transferred employees, defined benefit pension plans, defined contribution pension plans, nonqualified pension plans, employee health and welfare benefit plans, incentive plans, corporate-owned life insurance, stock equity awards, foreign benefit plans, director plans and collective bargaining agreements. The Benefits and Compensation Matters Agreement provides for the allocation and treatment of assets and liabilities arising out of incentive plans, pension plans and employee welfare benefit programs in which Exelis and Xylem employees participated prior to the Distribution. Generally,

Exelis and Xylem assumed or retained sponsorship of, and liabilities relating to, employee compensation and benefit programs relating to Exelis and Xylem current employees.

The Benefits and Compensation Matters Agreement also provided that outstanding ITT equity awards would be equitably adjusted in connection with the Distribution. All outstanding ITT equity awards held by employees of Exelis as of the Distribution Date were substituted for Exelis equity awards and all outstanding ITT equity awards held by employees of Xylem as of the Distribution Date were substituted for Xylem equity awards. As described in Note 18, “Long-Term Incentive Employee Compensation,” the substitution preserved the economic value of the cancelled ITT equity awards for employees of Exelis and Xylem as of the Distribution Date. Subject to the applicable transition period with respect to certain benefit plans or programs, after the Distribution, employees of Exelis and Xylem no longer participate in ITT’s plans or programs, and Exelis and Xylem have established or maintained plans or programs for their employees.

Master Transition Services Agreement

On October 25, 2011, we entered into a Master Transition Services Agreement with Exelis and Xylem, under which each of Exelis and Xylem or their respective affiliates provide us with certain services (including information technology, financial, procurement and human resource services, benefits support services and other specified services), and we or certain of our affiliates provide each of Exelis and Xylem certain services (including information technology, human resources services and other specified services). These services will initially be provided at cost with scheduled, escalating increases to up to cost plus 10% and generally extend for a period of 3 to 24 months and are intended to help ensure an orderly transition for each of Exelis, Xylem and ITT following the Distribution.

During November and December of 2011, we billed Exelis and Xylem approximately $22, primarily relating to active employee health benefits which continued to be administered by ITT. On January 1, 2012, the administration of the employee health benefit plans was transferred to Exelis and Xylem. Total billings by Exelis and Xylem to ITT, following the Distribution, amount to less than $1. As of December 31, 2011, we have an aggregate receivable and payable, associated with transactions related to the Master Transition Services Agreement, of less than $1 each.

Subcontract Pending Novation

On October 31, 2011, we entered into a Subcontract Agreement Pending Novation with Exelis through which ITT engaged Exelis as a subcontractor for approximately 425 U.S. government contracts. Exelis will be obligated to directly perform to the contract specifications to the satisfaction of the U.S. Government as if the contracts had been novated. The

ITT CORPORATION AND SUBSIDIARIES

Subcontract Agreement Pending Novation will remain in effect until the earlier of the U.S. Government’s agreement to novate is completed or performance under the contract is completed. ITT and Exelis are working with the U.S. Government to finalize the novation of the underlying contracts and do not expect any disruptions as a result of this process.

All rights and benefits conferred or accruing under the contracts pending novation inure to Exelis. Pursuant to the terms of the Subcontract Agreement Pending Novation, ITT is obligated to immediately deposit all proceeds it receives under such government contracts into a bank account controlled by Exelis. Exelis has indemnified ITT against claims and liabilities related to the U.S. Government contracts pending novation arising in connection with performance under the contracts.

While the novation is pending, ITT does not have the ability to significantly influence Exelis’ performance under the contracts as Exelis acts as the contracted party and has assumed control of all legal matters, including with respect to audits performed by the U.S. Government. Further, ITT has granted Exelis the right to, among other things, (i) prepare, execute and submit invoices in the name of ITT, (ii) send correspondence relating to matters under such contract in the name of ITT and (iii) otherwise exercise all rights in respect of such contract in the name of ITT. The U.S. government was billed approximately $250 from the Distribution Date through December 31, 2011 for contracts awaiting novation. Revenues and costs resulting from activities performed by Exelis on these contracts after the Distribution Date have been recorded on a net basis in ITT’s financial statements, resulting in no effect on any amounts reported in ITT’s financial statements.

NOTE 5

Acquisitions

During 2011, we spent $16, net of cash acquired, on acquisitions that were not material individually or in the aggregate to our results of operations or financial position. The most significant of these acquisitions was Blakers Pump Engineers Unit Trust (Blakers) on October 27, 2011 for $15, net of cash acquired. Blakers, reported within the Industrial Process segment, is a supplier of process and industrial pumping equipment serving customers in the oil & gas, mining, power, and general markets.

During 2010, we spent $10, net of cash acquired, on the acquisition of Canberra Pumps do Brasil (Canberra). Canberra, a manufacturer of pump equipment serving customers in the chemical, pulp and paper, and general industry pump markets. Canberra is reported within the Industrial Process segment.

Our financial statements include the results of operations and cash flows from each of our acquisitions prospectively from their respective acquisition date; however, these results were not material during the years ended December 31, 2011, 2010 or 2009 and accordingly, pro forma results of operations have not been presented.

NOTE 6

Restructuring and Asset Impairment Charges, net

The components of restructuring and asset impairment charges incurred during each of the previous three years ended December 31, 2011, excluding impairment charges of $55 incurred during 2011 in connection with the Distribution, are presented below.

	2011	2010	2009
By component:
Severance charges	$4	$2	$40
Other restructuring charges	1	2	5
Reversal of restructuring accruals	–	(1)	(2)

Restructuring and asset impairment charge, net	$5	$3	$43

By segment:
Industrial Process	$–	$1	$11
Motion Technologies	–	–	21
Interconnect Solutions	3	–	7
Control Technologies	2	2	3
Corporate and Other	–	–	1

The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Balance Sheet within accrued liabilities, for the years ended December 31, 2011 and 2010.

	2011	2010
Restructuring accruals – January 1	$6	$33
Charges for plans initiated during the year	3	2
Charges for plans initiated in prior years	2	2
Cash payments	(7)	(27)
Asset write-offs	–	(1)
Reversal of accruals	–	(1)
Foreign exchange translation and other	–	(2)

Restructuring accruals – December 31	$4	$6

By accrual type:
Severance accrual	$4	$5
Facility carrying and other costs accrual	–	1

By segment:
Industrial Process	$–	$–
Motion Technologies	1	4
Interconnect Solutions	3	–
Control Technologies	–	1
Corporate and Other	–	1

ITT CORPORATION AND SUBSIDIARIES

The following is a rollforward of employee position eliminations associated with restructuring activities for the years ended December 31, 2011 and 2010:

	2011	2010
Planned reductions – January 1	113	257
Additional planned reductions	52	75
Actual reductions	(136)	(219)

Planned reductions – December 31	29	113

Strategic Relocation of Manufacturing Operations

During the fourth quarter of 2009, we initiated an action within Motion Technologies to relocate certain of our production operations to lower cost regions. This action resulted in $21 of total restructuring charges, primarily related to employee severance costs associated with the total headcount reduction of 175, including 153 factory workers, 18 office workers and 4 management employees. This action was completed during 2010.

NOTE 7

Income Taxes

For each of the three years ended December 31, 2011, the tax data related to the loss from continuing operations is as follows:

	2011	2010	2009
Income components:
United States	$(466)	$(395)	$(306)
International	148	119	98

Total pre-tax loss from continuing operations	$(318)	$(276)	$(208)

Income tax expense (benefit) components:
Current income tax expense (benefit):
United States – federal	$(80)	$(61)	$9
United States – state and local	(12)	–	(2)
International	49	28	18

Total current income tax (benefit) expense	(43)	(33)	25

Deferred income tax expense (benefit):
United States – federal	319	(100)	(115)
United States – state and local	(15)	(15)	(9)
International	(1)	4	2

Total deferred income tax expense (benefit)	303	(111)	(122)

Total income tax expense (benefit)	$260	$(144)	$(97)
Effective income tax rate	(81.8)%	52.2%	46.6%

ITT CORPORATION AND SUBSIDIARIES

A reconciliation of the tax expense (benefit) for continuing operations from the U.S. statutory income tax rate to the effective income tax rate as reported is as follows for each of the three years ended December 31, 2011:

	2011	2010	2009
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	4.2	2.2	1.9
State and local income tax	0.5	5.6	5.8
Tax on undistributed foreign earnings	(21.8)	–	–
Change in state tax rate	9.7	–	–
Valuation allowance on realizability of deferred tax assets	(106.7)	14.6	6.6
U.S. permanent items	–	–	(6.5)
Audit settlements	–	–	(1.0)
Medicare	0.4	(4.2)	–
U.S. tax on foreign earnings	(6.8)	(16.0)	–
Tax credits	7.2	12.6	5.3
Other adjustments	(3.5)	2.4	(0.5)

Effective income tax rate	(81.8)%	52.2%	46.6%

We recorded the valuation allowance in 2011 primarily because 2011 operating results produced a cumulative three-year loss, which is considered a significant factor that is difficult to overcome when determining whether a valuation allowance is required. Since the Company was in a three-year cumulative loss position at the end of 2011, management determined that the size and frequency of the losses from continuing operations in recent years and the uncertainty associated with projecting future taxable income supported the conclusion that a valuation allowance was required to reduce its deferred tax assets.

As a result of the Distribution and its impacts on the Company’s expected liquidity, investment opportunities and other factors, the Company determined that certain earnings generated in Luxemburg, Japan, and South Korea were no longer considered to be indefinitely reinvested. As a result of the change in intent, the Company recorded $69 of income tax expense on these undistributed foreign earnings. However, as of December 31, 2011, we have not provided for deferred taxes on the remaining excess of financial reporting over tax basis of investments in foreign subsidiaries in the amount of $370 because we plan to reinvest such earnings indefinitely outside the United States. While the amount of federal income taxes, if such earnings are distributed in the future, cannot be determined, such taxes may be reduced by tax credits and other deductions.

As a consequence of the Distribution, certain state deferred tax assets were revalued based on enacted tax rates using different state apportionment factors, effectively increasing the future state tax rates at which these deferred tax assets will be benefitted resulting in a $31 income tax benefit.

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse.

Deferred tax assets and liabilities include the following:

	2011	2010
Deferred Tax Assets:
Accruals	$355	$303
Employee benefits	135	69
Credit carryforwards	35	7
Loss carryforwards	65	57
Other	40	60

Subtotal	630	496
Valuation allowance	(438)	(28)

Net deferred tax assets	$192	$468

Deferred Tax Liabilities:
Undistributed earnings	$(69)	$–
Intangibles	(51)	(50)
Accelerated depreciation	(21)	(23)
Investment	(1)	(1)

Total deferred tax liabilities	$(142)	$(74)

Deferred taxes in the Consolidated Balance Sheets consist of the following:

	2011	2010
Current assets	$25	$85
Non-current assets	45	320
Current liabilities	(2)	–
Other non-current liabilities	(18)	(11)

Net deferred taxes	$50	$394

We have the following attributes available for utilization:

ATTRIBUTE	AMOUNT	FIRST YEAR OF EXPIRATION
U.S. federal net operating losses	$85	2031
U.S. state net operating losses	2,519	2012
Federal and state capital losses	13	2013
U.S. federal tax credits	33	2012
U.S. state tax credits	12	2012
Foreign net operating losses	87	2012

As of December 31, 2011, a valuation allowance of $438 had been established to reduce the deferred income tax asset related to certain U.S. state and foreign net operating losses

ITT CORPORATION AND SUBSIDIARIES

and U.S. capital loss carryforwards. During 2011, the valuation allowance increased by $410 resulting from the following: an increase of $340 attributable to U.S. federal and state net noncurrent temporary differences, an increase of $57 attributable to U.S. state net operating loss and credit carryforwards, an increase of $12 attributable to foreign net operating loss carryforwards and foreign investments, and an increase of $1 attributable to U.S. federal capital loss carryforwards.

Shareholders’ equity at December 31, 2011 and 2010 reflects excess income tax benefits related to stock-based compensation in 2011 and 2010 of approximately $7 and $6, respectively.

Uncertain Tax Positions

We recognize income tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for each of the three years ended December 31, 2011 is as follows:

	2011	2010	2009
Unrecognized tax benefits – January 1	$169	$149	$126
Additions for:
Prior year tax positions	1	17	28
Current year tax positions	15	48	2
Purchase accounting	–	5	–
Reductions for:
Prior year tax positions	(21)	(38)	(6)
Settlements	–	(12)	(1)

Unrecognized tax benefits – December 31	$164	$169	$149

As of December 31, 2011, $92 of the unrecognized tax benefits would affect the effective tax rate if realized. Included in the balance at December 31, 2011 are tax positions of $72, which, because of deferred tax accounting would not impact the annual effective rate, but could accelerate the payment of cash to the taxing authority. See Note 4, “Discontinued Operations” for discussion of the Tax Matters Agreement.

We do not believe that the uncertain tax positions will significantly change within twelve months of the reporting date.

In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes the earliest open tax years by major jurisdiction:

JURISDICTION	EARLIEST OPEN YEAR
Germany	2006
Italy	2005
Netherlands	2008
United Kingdom	2008
United States	2007

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Income Statement. During 2011 and 2010, we recognized less than $1 in net interest expense related to tax matters. We had $18 and $14 of interest accrued as of December 31, 2011 and 2010, respectively.

NOTE 8

Earnings Per Share

The following table provides a reconciliation of the data used in the calculation of basic and diluted loss per share computations for loss from continuing operations for the years ended December 31, 2011, 2010 and 2009. The presentation gives effect to the 1:2 Reverse Stock Split, which occurred after market close on October 31, 2011.

	2011	2010	2009
Loss from continuing operations	$(578)	$(132)	$(111)
Weighted average common shares outstanding	92.2	91.2	90.5
Add: Weighted average restricted stock awards outstanding(a)	0.6	0.8	0.8

Basic weighted average common shares outstanding	92.8	92.0	91.3
Add: Dilutive impact of stock options	N/A	N/A	N/A

Diluted weighted average common shares outstanding	92.8	92.0	91.3
Basic and diluted loss per share	$(6.23)	$(1.44)	$(1.21)

(a)	Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

ITT CORPORATION AND SUBSIDIARIES

Shares underlying stock options excluded from the computation of diluted loss per share because they were anti-dilutive were as follows:

	2011	2010	2009
Anti-dilutive stock options	2.1	1.7	1.5
Average exercise price(b)	$16.70	$85.08	$80.58

Years of expiration	2012- 2021	2012- 2020	2012- 2016

(b)	The decrease in average exercise price of anti-dilutive stock options from 2010 to 2011 resulted from the change in stock price of ITT common stock following the Distribution.

NOTE 9

Receivables, Net

	2011	2010
Trade accounts receivable	$361	$305
Notes receivable	7	5
Other receivables	41	18

Receivables, gross	409	328
Allowance for doubtful accounts	(13)	(13)

Receivables, net	$396	$315

The following table displays an aggregate rollforward of the allowance for doubtful accounts, for the years ended December 31, 2011 and 2010.

	2011	2010	2009
Allowance for doubtful accounts – January 1	$13	$21	$12
Charges (benefits) to income	2	(3)	13
Write-offs	(1)	(3)	(3)
Foreign currency and other	(1)	(2)	(1)

Allowance for doubtful accounts – December 31	$13	$13	$21

NOTE 10

Inventories, Net

	2011	2010
Finished goods	$62	$62
Work in process	49	38
Raw materials	125	107

Total product inventory	236	207
Inventoried costs related to long-term contracts	65	44
Less – progress payments	(47)	(33)

Inventoried costs related to long-term contracts, net	18	11

Inventories, net	$254	$218

NOTE 11

Other Current and Non-Current Assets

	2011	2010
Current deferred income taxes	$25	$85
Asbestos-related current assets	133	105
Income tax receivable	164	–
Other	100	38

Other current assets	$422	$228

Other employee benefit-related assets	$79	$76
Capitalized software costs	13	67
Other	29	38

Other non-current assets	$121	$181

As described in Note 3, “Company Transformation,” during the first quarter of 2011 we discontinued the development of an information technology consolidation initiative and recorded a capitalized software impairment charge of $55.

NOTE 12

Plant, Property and Equipment, Net

	2011	2010
Land and improvements	$17	$17
Buildings and improvements	163	164
Machinery and equipment	738	710
Furniture, fixtures and office equipment	62	59
Construction work in progress	46	38
Other	8	11

Plant, property and equipment, gross	1,034	999
Less – accumulated depreciation	(710)	(700)

Plant, property and equipment, net	$324	$299

Depreciation expense of $57, $52 and $54 was recognized in 2011, 2010 and 2009, respectively.

ITT CORPORATION AND SUBSIDIARIES

NOTE 13

Goodwill and Other Intangible Assets, Net

Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 by segment are as follows:

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total
Goodwill – January 1, 2010	$184	$52	$72	$198	$506
Goodwill acquired	3	–	–	–	3
Foreign currency	1	(4)	(2)	–	(5)

Goodwill – December 31, 2010	188	48	70	198	504
Goodwill acquired	8	–	3	–	11
Adjustments to purchase price allocations	(3)	–	–	–	(3)
Foreign currency	–	(1)	(1)	–	(2)

Goodwill – December 31, 2011	$193	$47	$72	$198	$510

Goodwill of $2,156 and $1,617 was disposed of during 2011 related to the Distribution of Exelis and Xylem, respectively. Goodwill of $76 was disposed of during 2010 related to the sale of CAS. See Note 4, “Discontinued Operations” for further information.

Based on the results of our annual impairment tests, performed as of October 1, 2011, and subsequent tests performed as of the Distribution Date for Exelis and Xylem, we determined that no impairment of goodwill existed as of either measurement date in 2011. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth fiscal quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

Other Intangible Assets

Information regarding our other intangible assets is as follows:

	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET INTANGIBLES
Customer relationships	$77	$(24)	$53
Proprietary technology	20	(7)	13
Trademarks	3	(1)	2
Patents and other	5	(2)	3
Indefinite-lived intangibles	17	–	17

Intangibles – December 31, 2011	$122	$(34)	$88

Customer and distributor relationships	$74	$(18)	$56
Proprietary technology	20	(5)	15
Trademarks	3	(1)	2
Patents and other	4	(2)	2
Indefinite-lived intangibles	17	–	17

Intangibles – December 31, 2010	$118	$(26)	$92

ITT CORPORATION AND SUBSIDIARIES

Indefinite-lived intangibles consist of brands and trademarks. Based on the results of its annual impairment tests, we determined that no impairment of the indefinite-lived intangibles existed as of the measurement date in 2011 or 2010. However, future impairment tests could result in a charge to earnings. We will continue to evaluate the indefinite-lived intangible assets on an annual basis as of the beginning of our fourth fiscal quarter and whenever events and changes in circumstances indicate there may be an indicator of potential impairment.

Customer relationships, proprietary technology, trademarks, and patents and other are amortized over weighted average lives of approximately 14.3 years, 14.1 years, 7.4 years and 11.7 years, respectively.

Amortization expense related to intangible assets for 2011, 2010 and 2009 was $10, $8 and $8, respectively. Estimated amortization expense for each of the five succeeding years is as follows:

Year	Estimated Amortization Expense
2012	$10
2013	9
2014	8
2015	7
2016	7

NOTE 14

Accrued Liabilities and Other Non-Current Liabilities

	2011	2010
Compensation and other employee-benefits	$172	$167
Asbestos-related liability	139	117
Customer-related liabilities	32	21
Accrued warranty costs	26	27
Accrued income taxes	23	24
Environmental and other legal matters	19	21
Other accrued liabilities	57	65

Accrued liabilities	$468	$442

Deferred income taxes and other tax-related accruals	$136	$129
Environmental	91	93
Compensation and other employee-related benefits	46	44
Product liability, guarantees and other legal matters	2	39
Other	20	20

Other non-current liabilities	$295	$325

NOTE 15

Leases and Rentals

ITT leases certain offices, manufacturing buildings, land, machinery, automobiles, computers and other equipment. The majority of leases expire at various dates through 2027 and may include renewal and payment escalation clauses. ITT often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under operating leases were $16, $19 and $25 for 2011, 2010 and 2009, respectively. Future minimum operating lease payments under non-cancellable operating leases with an initial term in excess of one year as of December 31, 2011 are shown below.

2012	$17
2013	12
2014	10
2015	9
2016	8
2017 and thereafter	78

Total minimum lease payments	$134

NOTE 16

Debt

	2011	2010
Short-term loans	$2	$–
Current maturities of long-term debt and other	–	10
Short-term debt and current maturities of long-term debt	2	10
Non-current maturities of long-term debt	4	1,256
Non-current capital leases	–	57
Deferred gain on interest rate swaps	–	45
Unamortized discounts and debt issuance costs	–	(8)
Long-term debt	4	1,350
Total debt	$6	$1,360

During 2011, we reclassified the presentation of amounts reported within the long-term debt balance sheet account as of December 31, 2010, related to non-current capital leases by reclassifying $57 from non-current maturities of long-term debt to non-current capital leases. This reclassification had no impact on amounts reported within the 2010 Consolidated Income Statements or net cash from financing activities within the Consolidated Statements of Cash Flows.

Revolving Credit Facility

On October 25, 2011, we entered into a competitive advance and revolving credit facility agreement (2011 Revolving Credit Agreement) with a consortium of third party lenders including JP Morgan Chase Bank, N.A., as administrative agent, and Citibank, N.A. as syndication agent. Upon its effectiveness at

ITT CORPORATION AND SUBSIDIARIES

the Distribution, this agreement replaced our existing $1,500 three-year revolving credit facility due August 2013. The 2011 Revolving Credit Agreement provides for a four-year maturity with a one-year extension option upon satisfaction of certain conditions, and comprises an aggregate principal amount of up to $500 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, (ii) competitive advance borrowing option which will be provided on an uncommitted competitive advance basis through an auction mechanism (the competitive advances), and (iii) letters of credit in a face amount up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments in minimum amounts of $10. We are also permitted, subject to certain conditions, to request that lenders increase the commitments under the facility by up to $200 for a maximum aggregate principal amount of $700. Voluntary prepayments are permitted in minimum amounts of $50.

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

Our obligations under the credit facility are unconditionally guaranteed by each of our direct or indirect domestic subsidiaries.

The credit facility contains customary affirmative and negative covenants that, among other things, will limit or restrict our ability to: incur additional debt or issue guarantees; create liens; enter into certain sale and lease-back transactions; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. Additionally, the 2011 Revolving Credit Agreement requires us not to permit the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (leverage ratio) to exceed 3.00 to 1.00 at any time, or the ratio of consolidated EBITDA to consolidated interest expense (interest coverage ratio) to be less than 3.00 to 1.00. At December 31, 2011, our interest coverage ratio and leverage ratio were well in excess of the minimum requirements.

Long-Term Debt

The following table summarizes the carrying and fair value of our long-term outstanding notes and debentures by maturity date at December 31, 2010. The fair value of our outstanding commercial paper and short-term loans approximates carrying value.

		2010
	Interest Rate	Carrying Value	Fair Value
MATURITY DATE:
May 2014	4.90%	$500	$538
May 2019	6.125%	500	553
November 2025	7.40%	250	311
August 2048	(a )	1	1
December 2011 – 2014	4.70%	66	69
Various 2011 – 2022	(b )	6	6
		$1,323	$1,478

(a)	Variable rate debt with an interest rate of 0.19% as of December 31, 2010.

(b)	Includes individually immaterial notes, bonds and capital leases. The weighted average interest rate was 4.86% at December 31, 2010.

Redemption of 4.90% Senior Notes due 2014 and 6.125% Senior Notes due 2019

On September 20, 2011, ITT called all of its 4.90% Senior Notes due May 2014 (the 2014 Notes) and all of its 6.125% Senior Notes due May 2019 (the 2019 Notes). The 2014 and 2019 Notes were redeemed on October 20, 2011. The redemption price for the 2014 Notes was $1,098 per $1,000 par value, plus accrued interest, and the redemption price for the 2019 Notes was $1,235 per $1,000 par value, plus accrued interest. The redemption resulted in a loss on extinguishment of $167, plus incidental fees, which was recorded as a Transformation cost.

Tender Offer for 7.40% Debentures due 2025

On September 20, 2011, we commenced a cash tender offer to purchase up to $100 in principal of our 7.40% Debentures due November 2025 (the 2025 Notes). On October 19, 2011, the tender period expired and, $88 of principal was tendered. The tender offer resulted in a loss on extinguishment of $51 which was recorded as a Transformation cost.

Following the completion of the tender offer, on October 21, 2011, we extinguished the remaining $162 of principal on the 2025 Notes pursuant to the satisfaction and discharge provisions in the indenture relating to the 2025 Notes. In order to discharge the 2025 Notes, on October 20, 2011, we deposited $6 of cash and U.S. treasury securities with an aggregate purchase price of $263 in a trust account. As a result of the satisfaction and discharge, the 2025 Notes have been extinguished for accounting purposes and are no longer presented in ITT’s consolidated financial statements. The satisfaction and discharge resulted in a loss on extinguishment

ITT CORPORATION AND SUBSIDIARIES

of approximately $107 which was recorded as a Transformation Cost.

Termination of Capital Lease

During the second quarter of 2011, we notified the lessor of our intent to terminate a sale leaseback agreement entered into in 2004 by repurchasing the leased property. The leased property includes five manufacturing and office facilities. The repurchase occurred on September 28, 2011 when ITT paid the lessor $66 million related to the capital lease obligation. The termination of the capital lease resulted in a charge of $5 which was recorded as a Transformation Cost. Four of the five properties were distributed to either Exelis or Xylem on the Distribution Date.

Other Actions Associated with Extinguishment of Debt

In connection with the debt extinguishment of $1,251, we recognized a previously deferred gain of $43 on a terminated interest rate swap and expensed previously deferred debt issuance costs and an unamortized debt discounts of $6. In addition, in September 2011 we entered into three forward-starting interest rate swaps and treasury lock to hedge certain exposure associated with the plan to extinguish the 2019 Notes and 2025 Notes. In October 2011, all four of the contracts matured and were settled in cash, resulting in a loss of $3.

NOTE 17

Postretirement Benefit Plans

In connection with the Distribution, certain pension and other employee-related benefit plans (collectively, postretirement benefit plans) were contributed by ITT to Exelis and Xylem. Exelis and Xylem assumed all assets and liabilities of the contributed plans and became the plans’ sponsor on the date of the Distribution. Most significantly, Exelis became the plan sponsor of the former U.S. ITT Salaried Retirement Plan (SRP). ITT’s U.S salaried employees no longer accrue retirement benefits under SRP and all benefits accrued as of the Distribution date were frozen. Benefit payments to participants in the SRP that remained ITT employees following the Distribution will be made by Exelis. During 2011, 2010, and 2009, ITT recorded expenses of approximately $15, $9 and $4, respectively, related to the participation of ITT employees in the SRP. Included in the 2011 cost of ITT participation in the SRP is a curtailment charge of approximately $1 related to the reduction in benefits, including the effect of immediate recognition of prior service costs and the impact of special termination benefits. All assets and liabilities related to postretirement benefit plans that were contributed to Exelis and Xylem, including the SRP, are reflected in discontinued operations in the consolidated financial statements.

Effective at the date of Distribution, the ITT Corporation Retirement Savings Plan for Salaried Employees was created,

which increased company contributions from a maximum of 3.5% of base pay to 6% or 7%, depending on age and years of service, of total eligible pay which includes base pay, overtime and bonuses. Additionally, for five years subsequent to the distribution, the Company will provide transition credits to certain employees up to 5% of eligible pay.

Defined Contribution Plans

Substantially all of ITT’s U.S. and certain international employees are eligible to participate in a defined contribution plan. ITT sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require us to match a percentage of the employee contributions up to certain limits. Company contributions charged to income amounted to $8, $7 and $5 for 2011, 2010 and 2009, respectively.

The ITT Stock Fund, an investment option under the ITT Corporation Retirement Savings Plan for Salaried Employees and the ITT Hourly Savings Plan, is considered an employee stock ownership plan and, as a result, participants in the ITT Stock Fund may receive dividends in cash or may reinvest such dividends into the ITT Stock Fund. The ITT Stock Fund held approximately 0.5 shares of ITT common stock at December 31, 2011. At the date of distribution, for each share of ITT common stock in the ITT Stock Fund, a share of common stock of each Exelis and Xylem was received. As of December 31, 2011, there were 0.4 and 1.1 shares of Exelis and Xylem, respectively, held in the ITT Corporation Retirement Savings Plan for Salaried Employees and ITT Hourly Savings Plan.

Defined Benefit Plans

ITT sponsors numerous defined benefit pension plans which have approximately 2,200 active participants, however, most of these plans have been closed to new participants for several years. As of December 31, 2011, of our total projected benefit obligation, the ITT Pension Plan for Bargaining Unit Employees Seneca Falls represented 28%, the ITT Consolidated Hourly Pension Plan represented 26%, other U.S. plans represented 30% and international pension plans represented 16%. The domestic plans are generally for hourly employees with a flat dollar benefit formula based on years of service. Foreign plan benefits are primarily determined based on participant years of service, future compensation, and age at retirement or termination.

ITT also provides health care and life insurance benefits for certain eligible U.S. employees upon retirement. In some cases, the plan is still open to new employees, but for the majority of our businesses these plans are closed to new participants. The majority of the liability pertains to retirees with postretirement medical insurance.

ITT CORPORATION AND SUBSIDIARIES

Balance Sheet Information

Amounts recognized as liabilities in the Consolidated Balance Sheets for postretirement benefit plans reflect the funded status. The following table provides a summary of the funded status of our postretirement benefit plans and the presentation of the funded status within our Consolidated Balance Sheet as of December 31, 2011 and 2010.

	2011			2010
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Fair value of plan assets	$184	$8	$192	$187	$8	$195
Projected benefit obligation	330	192	522	299	175	474

Funded status	$(146)	$(184)	$(330)	$(112)	$(167)	$(279)

Amounts reported within:
Accrued liabilities	$(4)	$(10)	$(14)	$(3)	$(10)	$(13)
Non-current liabilities	(142)	(174)	(316)	(109)	(158)	(267)

A portion of our projected benefit obligation includes amounts that have not yet been recognized as expense in our results of operations. Such amounts are recorded within accumulated other comprehensive loss until they are amortized as a component of net periodic postretirement cost. The following table provides a summary of amounts recorded within accumulated other comprehensive loss at December 31, 2011 and 2010.

	2011			2010
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net actuarial loss	$147	$58	$205	$100	$45	$145
Prior service cost (benefit)	6	(1)	5	9	(1)	8

Total	$153	$57	$210	$109	$44	$153

The following table provides a rollforward of the projected benefit obligations for our U.S. and international pension plans for the years ended December 31, 2011 and 2010.

	2011			2010
	U.S.	Int’l	Total	U.S.	Int’l	Total
Change in benefit obligation
Benefit obligation – January 1	$246	$53	$299	$229	$51	$280
Service cost	6	1	7	6	1	7
Interest cost	13	2	15	14	2	16
Amendments /other	(2)	–	(2)	(1)	2	1
Actuarial loss (gain)	27	(1)	26	10	(1)	9
Benefits paid	(13)	(3)	(16)	(12)	(2)	(14)
Curtailment / Special termination benefit	1	–	1	–	1	1
Liabilities assumed through acquisition	–	1	1	–	–	–
Foreign currency translation	–	(1)	(1)	–	(1)	(1)

Benefit obligation – December 31	$278	$52	$330	$246	$53	$299

ITT CORPORATION AND SUBSIDIARIES

The following table provides a rollforward of the projected benefit obligations for our other employee-related defined benefit plans for the years ended December 31, 2011 and 2010.

	2011	2010
Change in benefit obligation
Benefit obligation – January 1	$175	$171
Service cost	2	2
Interest cost	9	9
Actuarial loss	15	2
Benefits paid	(9)	(9)

Benefit obligation – December 31	$192	$175

The following table provides a rollforward of the pension plan assets and the funded status for our U.S. and international pension plans for the years ended December 31, 2011 and 2010.

	2011			2010
	U.S.	Int’l	Total	U.S.	Int’l	Total
Change in plan assets
Plan assets – January 1	$185	$2	$187	$174	$2	$176
Actual return on plan assets	(6)		(6)	23	–	23
Employer contributions	18	3	21	2	3	5
Benefits paid	(13)	(3)	(16)	(12)	(3)	(15)
Expenses	(2)	–	(2)	(2)	–	(2)

Plan assets – December 31	$182	$2	$184	$185	$2	$187

Funded status at end of year	$(96)	$(50)	$(146)	$(61)	$(51)	$(112)

The following table provides a rollforward of the other employee-related defined benefit plan assets and the funded status for the years ended December 31, 2011 and 2010.

	2011	2010
Change in plan assets
Plan assets – January 1	$8	$8
Employer contributions	9	9
Benefits paid	(9)	(9)

Plan assets – December 31	$8	$8

Funded status at end of year	$(184)	$(167)

The accumulated benefit obligation for all defined benefit pension plans was $328 and $297 at December 31, 2011 and 2010, respectively. The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets.

	2011	2010
Projected benefit obligation	$328	$299
Accumulated benefit obligation	327	297
Fair value of plan assets	182	187

ITT CORPORATION AND SUBSIDIARIES

Income Statement Information

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income for each of the three years ended December 31, 2011, as they pertain to our defined benefit pension plans.

	2011			2010			2009
	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Net periodic benefit cost
Service cost	$6	$1	$7	$6	$1	$7	$4	$1	$5
Interest cost	13	2	15	14	2	16	13	3	16
Expected return on plan assets	(19)	–	(19)	(18)	–	(18)	(18)	–	(18)
Amortization of net actuarial loss	4	–	4	2	–	2	2	–	2
Amortization of prior service cost	1	–	1	1	–	1	1	–	1

Net periodic benefit cost (income)	5	3	8	5	3	8	2	4	6

Effect of curtailment / Special termination benefit	3	–	3	–	2	2	–	–	–

Total net periodic benefit cost (income)	8	3	11	5	5	10	2	4	6

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	52	(1)	51	5	–	5	(10)	–	(10)
Prior service cost	–	–	–	1	–	1	–	–	–
Amortization of net actuarial loss	(4)	–	(4)	(2)	–	(2)	(2)	–	(2)
Amortization of prior service cost	(3)	–	(3)	(1)	–	(1)	(1)	–	(1)

Total change recognized in other comprehensive (loss) income	45	(1)	44	3	–	3	(13)	–	(13)

Total impact from net periodic benefit cost and changes in other comprehensive (loss) income	$53	$2	$55	$8	$5	$13	$(11)	$4	$(7)

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive (loss) income for each of the three years ended December 31, 2011, as they pertain to other employee-related defined benefit plans.

	2011	2010	2009
Net periodic benefit cost
Service cost	$2	$2	$2
Interest cost	9	9	10
Expected return on plan assets	(1)	(1)	(1)
Amortization of net actuarial loss	3	1	2

Total net periodic benefit cost	13	11	13

Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income
Net loss	15	2	7
Amortization of net actuarial loss	(3)	(1)	(2)

Total changes recognized in other comprehensive (loss) income	12	1	5

Total impact from net periodic benefit cost and changes in other comprehensive (loss) income	$25	$12	$18

ITT CORPORATION AND SUBSIDIARIES

The following table provides the estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2012.

	Pension	Other Benefits	Total
Net actuarial loss	$6	$4	$10
Prior service cost	1	–	1

Total	$7	$4	$11

Postretirement Plan Assumptions

The determination of projected benefit obligations and the recognition of expenses related to postretirement benefit plans are dependent on various assumptions that are judgmental and developed in consultation with external advisors. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. Assumptions are reviewed annually and adjusted as necessary. The actuarial assumptions are based on the provisions of the applicable accounting pronouncements, review of various market data and discussion with our external advisors. Changes in these assumptions could materially affect our financial position and results of operations.

The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic postretirement cost, as they pertain to our defined benefit pension plans.

	2011		2010
	U.S.	Int’l	U.S.	Int’l
Obligation Assumptions:
Discount rate	4.79%	4.85%	5.69%	5.03%
Rate of future compensation increase	N/A	2.46%	N/A	2.42%
Cost Assumptions:
Discount rate	5.69%	5.03%	6.00%	5.09%
Expected return on plan assets	9.00%	4.75%	9.00%	4.75%

The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic postretirement cost, as they pertain to other employee-related defined benefit plans.

	2011	2010
Obligation Assumptions:
Discount rate	4.80%	5.50%
Cost Assumptions:
Discount rate	5.50%	6.00%
Expected return on plan assets	9.00%	9.00%

The assumed discount rates reflect our expectation of the present value of expected future cash payments for benefits at the measurement date. We base the discount rate assumption on current investment yields of high-quality fixed income securities during the retirement benefits maturity period. The discount rates were determined by considering an interest rate yield curve comprising high quality corporate bonds, with maturities between zero and thirty years. Annual benefit payments are then discounted to present value using this yield curve to develop a single-point discount rate matching the plan’s characteristics.

The rate of future compensation increase assumption for foreign plans reflects our long-term actual experience and future and near-term outlook.

The expected long-term rate of return on assets reflects the expected returns for each major asset class in which the plans invest, the weight of each asset class in the target mix, the correlations among asset classes and their expected volatilities. Our expected return on plan assets is estimated by evaluating both historical returns and estimates of future returns based on our targeted asset allocation. Specifically, we estimate future returns based on independent estimates of asset class returns weighted by the targeted investment allocation.

Prior to the Distribution of Exelis and Xylem, the Company’s U.S. postretirement plans participated in a master trust that invested in asset classes that historically generated asset returns in excess of the expected long-term rate of return on plan assets. With the distribution of certain postretirement benefit plans and their respective plan assets to Exelis and Xylem, we developed a new targeted asset allocation that is expected to generate a lower level of returns on plan assets than were realized in the past. Based on this approach, our weighted average estimate of the long-term annual rate of return on assets for pension plans beginning in 2012 will be reduced to 8%. For postretirement plans that participated in the master trust distributed to Exelis, the chart below shows actual returns compared to the expected long-term returns for our postretirement plans that were utilized in the calculation of the net periodic postretirement cost for each respective year.

	2011	2010	2009
Expected rate of return on plan assets	9.00%	9.00%	9.00%
Actual rate of return on plan assets	(3.2)%	14.1%	24.1%

For the recognition of net periodic postretirement cost, the calculation of the expected return on plan assets is generally derived using a market-related value of plan assets based on average asset values at the measurement date over the last five years. The use of fair value, rather than a market-related value, of plan assets could materially affect net periodic postretirement cost.

ITT CORPORATION AND SUBSIDIARIES

The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 7.3% for 2012, decreasing ratably to 5.0% in 2019. Increasing the health care trend rates by one percent per year would have the effect of increasing the benefit obligation by $23 and the aggregate annual service and interest cost components by $2. A decrease of one percent in the health care trend rate would reduce the benefit obligation by $19 and the aggregate annual service and interest cost components by $1. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future service of the covered active employees.

Investment Policy

The investment strategy for managing worldwide postretirement benefit plan assets is to seek an optimal rate of return relative to an appropriate level of risk for each plan. Investment strategies vary by plan, depending on the specific characteristics of the plan, such as plan size and design, funded status, liability profile and legal requirements.

Substantially all of the postretirement benefit plan assets are managed on a commingled basis in a master investment trust. With respect to the master investment trust, the Company allows itself broad discretion to invest tactically to respond to changing market conditions, while staying reasonably within the targeted asset allocation ranges prescribed by its investment guidelines. In making these asset allocation decisions, the Company takes into account recent and expected returns and volatility of returns for each asset class, the expected correlation of returns among the different investments, as well as anticipated funding and cash flows. To enhance returns and mitigate risk, the Company diversifies its investments by strategy, asset class, geography and sector.

Prior to the Distribution, the domestic postretirement benefit plan assets were included in the master investment trust that also included assets of plans contributed to Exelis and Xylem. At the distribution date, the master trust and all of its investments were transferred to Exelis and ITT received a cash contribution from Exelis proportionate to its share of investments in the master trust which was subsequently invested through a newly established master trust. At December 31, 2011, the plan assets have been invested on a temporary basis. As a result of these developments, the actual asset allocation, targeted asset allocation and mix of investments in the master trust has changed from the prior year.

The following table provides the allocation of plan assets held in the master investment trust by asset category, as of December 31, 2011 and 2010, and the related targeted asset allocation ranges by asset category.

	2011	Targeted Allocation Range	2010	Targeted Allocation Range
Domestic equities	33%	30-40%	25%	25-75%
Alternative investments	0%	0%	47%	20-45%
International equities	27%	20-40%	18%	10-45%
Fixed income	35%	25-45%	2%	0-60%
Cash and other	5%	0-5%	8%	0-30%

The strategies and allocations of plan assets outside of the U.S. are managed locally and may differ significantly from those in the U.S. In general and as of December 31, 2011, non-U.S. plan assets of approximately $2 million are managed closely to their strategic allocations.

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

ITT CORPORATION AND SUBSIDIARIES

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

■

Fixed income – U.S. government securities are generally valued using quoted prices of securities with similar characteristics. Corporate bonds and notes are generally valued by using pricing models (e.g. discounted cash flows), quoted prices of securities with similar characteristics or broker quotes. Fixed income securities are generally classified in Level 2 of the fair value hierarchy. Other employee benefit plan assets include an investment in a structured security valued using broker quotes. Due to the significance of unobservable inputs involved in the broker quote, the investment is classified within Level 3 of the fair value hierarchy.

The following table provides the fair value of plan assets held by our postretirement benefit plans, at December 31, 2011 and 2010, by asset class.

	Pension		Other Benefits
2011	Total	Level 2	Total	Level 3
Asset Category
Equities:
Domestic	$60	$60	$–	$–
International	33	33	–	–
Emerging Markets	16	16	–	–
Fixed income	63	63	–	–
Cash and other	12	12	8	8

Total	$184	$184	$8	$8

ITT CORPORATION AND SUBSIDIARIES

	Pension				Other Benefits
2010	Total	Level 1	Level 2	Level 3	Total	Level 3
Asset Category
Equities:
Domestic	$47	$36	$7	$4	$–	$–
International	15	10	–	5	–	–
Emerging Markets	19	8	9	2	–	–
Private equity(a)	55	–	7	48	–	–
Absolute return (hedge funds) (b)	32	–	12	20	–	–
Commodities, fixed income and other	19	–	16	3	8	8

Total	$187	$54	$51	$82	$8	$8

(a)	Private equity includes a diversified range of strategies, including buyout funds, distressed funds, venture and growth equity funds and mezzanine funds.

(b)	Absolute return hedge funds primarily include fund of funds that invest in a diversified portfolio of other hedge funds that employ a range of investment strategies and fixed income/multi-strategy absolute return funds, which invest in multiple investment strategies with the intent of diversifying risk and reducing volatility.

The following table presents a reconciliation of the beginning and ending balances of fair value measurement within our pension plans using significant unobservable inputs (Level 3).

	Equity Securities	Private Equity	Absolute Returns	Commodities, Fixed Income and Other	Total
Level 3 balance – December 31, 2009	$9	$47	$21	$2	$79
Realized gains (losses), net	–	4	–	–	4
Unrealized gains (losses), net	2	2	1	–	5
Purchases/(sales), net	–	–	(2)	1	(1)
Transfers in (out), net	–	(5)	–	–	(5)

Level 3 balance – December 31, 2010	11	48	20	3	82
Realized gains (losses), net	(1)	3	–	–	2
Unrealized gains (losses), net	–	–	–	–	–
Purchases/(sales) and settlements, net	(10)	(51)	(20)	(3)	(84)
Transfers in (out), net	–	–	–	–	–

Level 3 balance – December 31, 2011	$–	$–	$–	$–	$–

There have been no significant realized or unrealized gains and losses, purchases, sales or transfers of assets within our other employee-related benefit plans measured using significant unobservable inputs (Level 3).

Contributions

Funding requirements under IRS rules are a major consideration in making contributions to our post-retirement plans. With respect to qualified pension plans, we intend to contribute annually not less than the minimum required by applicable law and regulations. In addition, we fund certain of our international pension plans in countries where funding is allowable and tax-efficient. We made contributions of $21 and $5 to pension plans during 2011 and 2010, respectively. We anticipate making contributions to our global pension plans of $20 to $25 during 2012, of which $2 has been made in the first quarter.

Estimated Future Benefit Payments

The following table provides the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our pension and other employee-related benefit plans.

	U.S. Pension	Int’l Pension	Other Benefits
2012	$15	$3	$11
2013	15	3	11
2014	16	4	11
2015	16	4	12
2016	17	4	12
2017 – 2021	$93	$17	$61

ITT CORPORATION AND SUBSIDIARIES

NOTE 18

Long-Term Incentive Employee Compensation

Our long-term incentive awards program historically has comprised three components: non-qualified stock options (NQOs), restricted shares and units (RS) and a target cash award (TSR). We account for NQOs and RS as equity-based compensation awards. TSR awards are cash settled and accounted for as liability-based compensation.

The 2011 Omnibus Incentive Plan (2011 Incentive Plan) was approved by shareholders and established in May of 2011 to provide for the awarding of options on common shares and full value restricted common shares or units to employees and non-employee directors. The number of shares initially available for issuance to participants under the 2011 Incentive Plan was 4.6. The 2011 Incentive Plan replaced the 2003 Incentive Plan on a prospective basis and no future grants will be made under the ITT Amended and Restated 2003 Equity Incentive Plan (2003 Incentive Plan). However, any shares remaining available for issuance under the 2003 Incentive Plan as of the date of 2011 Incentive Plan shareholder approval became available for grant under the 2011 Incentive Plan. In connection with the Distribution, and per the terms of the 2011 Incentive Plan, an equitable adjustment which preserved the intrinsic value of the awards after giving effect to the distribution of Exelis and Xylem was made (referred to as the Equitable Adjustment). As of December 31, 2011, 41.1 shares were available for future grants under the 2011 Incentive Plan. ITT makes shares available for the exercise of stock options or vesting of restricted shares or units by purchasing shares in the open market or by issuing shares from treasury stock.

Long-term incentive employee compensation costs are primarily recorded within general and administrative expenses, and are reduced by an estimated forfeiture rate. These costs impacted our consolidated results of operations as follows:

	2011(a)	2010	2009
Share-based compensation expense, equity-based awards	$23	$14	$16
Share-based compensation expense, liability-based awards	2	(4)	2

Total share-based compensation expense in operating income (loss)	25	10	18
Tax benefit	8	3	6

Share-based compensation expense, net of tax	$17	$7	$12

(a)	Share-based compensation expense incurred during 2011 includes $13 classified as a Transformation cost in the Consolidated Income Statement related to the modification of equity awards.

At December 31, 2011, there was $22 of total unrecognized compensation cost related to non-vested awards. This cost is expected to be recognized ratably over a weighted-average period of 2.44 years.

Conversion and Cancellation of Outstanding Equity at Spin Date

In connection with the Distribution, ITT modified its outstanding equity awards on October 31, 2011 (the modification date). For equity awards issued through employee compensation arrangements, the awards were generally modified such that, following the Distribution, the employee only held equity in their future employer and the intrinsic value of the awards was preserved through the Equitable Adjustment. Awards held by members of the Board of Directors were modified so that the awardee continued to hold an award in each of the three companies following the Distribution.

As a result of the Equitable Adjustment, an option modification expense of $9 was recorded for awards that were fully vested on the modification date, and an addition $1 of incremental fair value will be recorded in future periods as unvested awards vest. A portion of the option modification charge was allocated to discontinued operations for employees who transferred to Exelis or Xylem. Further, subsequent to the Distribution, ITT will only recognize compensation cost for awards that were unvested on the modification date for employees who remained with ITT.

Pursuant to the completion of the Distribution on October 31, 2011, 1.2 stock options and 0.5 restricted equity awards held by the employees of Exelis and Xylem were converted to equity awards in the underlying common stock of their respective employer and were cancelled as ITT equity awards.

Non-Qualified Stock Options

Options generally vest over or at the conclusion of a three-year period and are exercisable in seven or ten-year periods, except in certain instances of death, retirement or disability. Options granted between 2004 and 2009 were awarded with a contractual term of seven years. Options granted prior to 2004 and during 2010 and 2011 were awarded with a contractual term of ten years. The exercise price per share is the fair market value of the underlying common stock on the date each option is granted.

ITT CORPORATION AND SUBSIDIARIES

A summary of the status of our NQOs as of December 31, 2011, 2010 and 2009 and changes during the years then ended is presented below.

	2011		2010		2009
STOCK OPTIONS	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE
Outstanding – January 1	3.7	$85.08	4.0	$80.58	4.1	$79.66
Granted	0.3	115.36	0.4	106.60	0.4	67.18
Exercised	(0.7)	76.27	(0.6)	62.90	(0.4)	52.64
Cancelled or expired(a)	(1.3)	92.76	(0.1)	97.56	(0.1)	91.88

Outstanding on Distribution Date before Equitable Adjustment	2.0	88.52	–	–	–	–

Outstanding on Distribution Date after Equitable Adjustment	8.0	16.18	–	–	–	–

November/December 2011 Activity:
Granted	0.7	20.28	–	–	–	–
Exercised	(0.7)	13.87	–	–	–	–

Outstanding – December 31	8.0	$16.70	3.7	$85.08	4.0	$80.58

Options exercisable – December 31	6.3	$16.03	3.0	$83.72	3.2	$78.98

(a)	Includes 1.2 shares cancelled in connection with the Distribution of Exelis and Xylem, with a corresponding weighted average exercise price of $92.20.

The intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2011, 2010 and 2009 was $30, $22 and $18, respectively.

The amount of cash received from the exercise of stock options was $62, $35 and $20 for 2011, 2010 and 2009, respectively. The income tax benefit realized during 2011, 2010 and 2009 associated with stock option exercises and lapses of restricted stock was $17, $14 and $11, respectively. We classify the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock lapses as a financing activity. Excess tax benefits arising from stock option exercises and restricted stock lapses were $7, $6 and $3 for 2011, 2010 and 2009, respectively. The following table summarizes information about ITT’s stock options at December 31, 2011:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	WEIGHTED- AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE	NUMBER	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	WEIGHTED- AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE
$5-$10	0.2	(b)	$ 9.46	$ 2	0.2	(b)	$ 9.46	$ 2
$10-$15	2.9	2.2	12.98	18	2.6	1.9	13.04	16
$15-$20	3.3	1.9	18.21	5	3.0	1.2	18.02	5
$20-$26	1.6	7.2	21.19	–	0.5	2.2	22.04	–

	8.0	3.0	$16.70	$25	6.3	1.6	$16.03	$23

(b)	The contractual life of the 0.2 options ended on January 2, 2012.

ITT CORPORATION AND SUBSIDIARIES

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on ITT’s closing stock price of $19.33 as of December 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The number of options “out-of-the-money” as of December 31, 2011, included as exercisable in the preceding table was 1.7.

As of December 31, 2011, the total number of stock options expected to vest (including those that have already vested) was 7.9. These stock options have a weighted-average exercise price of $16.65, an aggregate intrinsic value of $25 and a weighted-average remaining contractual life of 2.9 years.

The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2011, 2010 and 2009:

	November 7, 2011 Grants	2011 Grants Before Distribution	2010	2009
Dividend yield	1.79%	1.73%	1.88%	2.54%
Expected volatility	39.30%	24.74%	27.06%	38.77%
Expected life (in years)	7.0	7.0	7.0	4.7
Risk-free rates	1.51%	3.05%	3.06%	2.20%
Weighted-average grant date fair value	$6.97	$29.70	$29.00	$19.20

Expected volatilities for option grants prior to the Distribution were based on ITT’s stock price history, including implied volatilities from traded options on our stock. Expected volatilities for option grants subsequent to the Distribution were based on a peer average of historical and implied volatility. ITT uses historical data to estimate option exercise and employee termination behavior within the valuation model. Employee groups and option characteristics are considered separately for valuation purposes. The expected life represents an estimate of the period of time options are expected to remain outstanding. The expected life provided above represents the weighted average of expected behavior for certain groups of employees who have historically exhibited different behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of option grant.

Restricted Stock

RS typically vests three years from the date of grant. Holders of restricted shares have the right to receive dividends and vote on the shares. Holders of restricted units have the right to receive cumulative dividends, which are subject to forfeiture, at the vesting date. If an employee leaves the Company prior to vesting, whether through resignation or termination for cause, the RS is forfeited. If an employee retires or is terminated other than for cause, a pro rata portion of the RS may vest. Included within restricted stock outstanding are 0.1 vested shares that have been deferred until termination of service per individual award agreements. As of December 31, 2011, the total number of RS expected to vest was 1.3.

ITT CORPORATION AND SUBSIDIARIES

The table below provides a rollforward of outstanding RS for each of the previous three years ended.

	2011		2010		2009
RESTRICTED STOCK	SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE	SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE	SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Outstanding – January 1	0.9	$89.70	0.8	$88.72	0.7	$103.92
Granted	0.3	115.18	0.3	106.50	0.3	67.76
Lapsed	(0.3)	99.53	(0.2)	108.88	(0.2)	105.66
Cancelled(c)	(0.6)	95.30	–	89.50	–	109.88

Outstanding on Distribution Date before equitable adjustment	0.3	93.42	–	–	–	–

Outstanding on Distribution Date after equitable adjustment	1.0	17.94	–	–	–	–

November/December 2011 Activity:
Granted	0.4	20.27	–	–	–	–

Outstanding – December 31	1.4	$18.55	0.9	$89.62	0.8	$88.72

(c)	Includes 0.5 RS cancelled in connection with the Distribution of Exelis and Xylem, with a corresponding weighted average grant date fair value of $95.14.

Restricted units represented approximately 63%, 21% and 19% of total RS outstanding at December 31, 2011, 2010 and 2009, respectively.

Total Shareholder Return Awards

The TSR award plan is a performance-based cash award incentive program provided to key employees of ITT. TSR awards are accounted for under stock-compensation principles of accounting as liability-based awards. The fair value of outstanding awards is determined at the conclusion of the three-year performance period by measuring ITT’s total shareholder return percentage against the total shareholder return performance of other stocks generally comprising the S&P Industrials Index. We reassess the fair value of our TSR awards on a quarterly basis at the end of each reporting period using actual total shareholder return data over the elapsed performance period as well as a Monte Carlo simulation. Payment, if any, typically occurs during the first quarter of each year and is based on the TSR performance comparison measured against targets established at the time of the award. However, no payments were made during 2011 as the TSR performance metric for the 2008 to 2010 performance period was less than the minimum stipulated in the TSR Award Agreement. During 2010 and 2009, payments totaling $18 and $21 were made to settle the vested 2007 and 2006 TSR awards, respectively.

In connection with the Distribution, a proportionate number of outstanding TSR awards vested corresponding to the percentage of time passed between original grant date and

October 31, 2011 (the vested portion). The fair value of the vested portion on October 31, 2011 was nil, as the performance factor for each TSR grant was below the floor threshold. The unvested portion of TSR awards (the percent of time remaining between October 31, 2011 and the awards originally stated vest end date) were modified depending on the year of grant. The 2009 TSR awards were modified to settle via a cash payment in December 2011 of less than $1, equal to the unvested portion at target payout of 100%. The unvested portion of the 2010 and 2011 TSR awards were modified through the granting of RSU awards with a grant date fair value equal to the unvested portion at target. The replacement RSU awards maintain the vesting date established in the original TSR award agreement. No compensation expense was recognized in connection with these modifications as the incremental fair value resulting from the modification pertains to the unvested portion of the original TSR award. The deferred compensation cost of $2 will be recognized straight-line over the remaining vesting periods.

NOTE 19

Capital Stock

ITT has authority to issue an aggregate of 300 shares of capital stock, of which 250 shares have been designated as “Common Stock” having a par value of $1 per share and 50 shares have been designated as “Preferred Stock” not having any par or stated value. There was no Preferred Stock outstanding as of December 31, 2011 and 2010.

ITT CORPORATION AND SUBSIDIARIES

The stockholders of ITT common stock are entitled to receive dividends when and as declared by ITT’s Board of Directors. Dividends are paid quarterly. Dividends declared were $1.591, $2.00 and $1.70 per common share in 2011, 2010, and 2009, respectively.

On October 27, 2006, a three-year $1 billion share repurchase program was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. Through December 2008, we had repurchased 3.6 million shares for $431, including commission fees, under the $1 billion share repurchase program. No shares have been repurchased since December 2008.

We make shares available for the exercise of stock options and vesting of restricted stock by purchasing shares in the open market or by issuing shares from treasury stock. During 2011, we issued 0.8 shares from our treasury account related to equity compensation arrangements. As of December 31, 2011 and 2010, 10.6 and 11.5 shares of Common Stock were held in our treasury account, respectively.

On October 31, 2011, the distribution of Exelis and Xylem from ITT was completed. On October 31, 2011, the stockholders of record as of the Record Date received one share of Xylem common stock and one share of Exelis common stock for each share of ITT common stock held as of the Record Date. The Distribution was completed pursuant to a Distribution Agreement, effective as of October 25, 2011, among ITT, Exelis and Xylem.

On October 31, 2011, we completed the 1:2 Reverse Stock Split. The par value of our common stock remained $1 per share following the 1:2 Reverse Stock Split. All preferred and common stock shares available, issued and outstanding, as well as share prices and earnings per share give effect to the 1:2 Reverse Stock Split in all periods presented. Cash payments made to settle fractional shares resulting from the 1:2 Reverse Stock Split were immaterial.

NOTE 20

Commitments and Contingencies

From time to time we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to asbestos liabilities, environmental liabilities, intellectual property matters, copyright infringement, personal injury claims, employment and pension matters and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to defend vigorously against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including our assessment of the merits of the particular claim, as well as our current reserves and insurance coverage, we do not expect that such legal proceedings will have any material adverse impact on our cash flow, results of operations, or financial position on a consolidated basis, unless otherwise noted below.

Asbestos Matters

Background

ITT, including its subsidiary Goulds Pumps, Inc., has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain products sold by us or our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers’ products that may have contained asbestos.

As of December 31, 2011, there were 105,486 open claims against ITT filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

	2011	2010(b)	2009
Pending claims(a) – January 1	103,575	104,679	103,006
New claims	5,691	5,865	4,274
Settlements	(1,426)	(991)	(1081)
Dismissals	(2,354)	(6,469)	(4,728)
Adjustment(c)	–	491	3,208
Pending claims(a) – December 31	105,486	103,575	104,679

(a)	Excludes 34,869 claims related to maritime actions, almost all of which were filed in the United States District Court for the Northern District of Ohio, because the Company believed they would not be litigated. In August 2010, these cases were dismissed.

(b)	In September 2010, ITT executed an amended cost-sharing agreement related to a business we disposed of a number of years ago. The cost sharing agreement provides that responsibility for costs associated with claims resolved gradually transitions away from ITT, such that ITT will have no responsibility for claims resolved beginning no later than July 1, 2022. The table above excludes claim activity associated with the amended cost-sharing agreement for claims that were not filed against ITT.

(c)	Reflects an adjustment to increase the number of open claims as a result of transitioning claims data from our primary insurance carriers to a third party claims administrator.

At December 31, 2011, the jurisdictions with highest pending claims counts against ITT include Mississippi (approximately 40,000 claims), New York (approximately 30,000 claims), and Florida (approximately 7,000 claims).

Frequently, plaintiffs are unable to identify any ITT or Goulds Pumps product as a source of asbestos exposure. In

ITT CORPORATION AND SUBSIDIARIES

addition, in a large majority of claims pending against the Company, plaintiffs are unable to demonstrate any injury. Many of those claims have been placed on inactive dockets (including 39,604 claims in Mississippi). Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the Company. As a result, management believes that a large majority of the pending claims have little or no value. The average cost per claim, including indemnity and defense costs, resolved in 2011 and 2010 was $19 thousand and $7 thousand, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim can fluctuate significantly from period to period.

The Company records an asbestos liability, including legal fees, for costs that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The asbestos liability has not been discounted to present value due to the inability to reliably forecast the timing of future cash flows. The methodology used to estimate our liability for pending and asbestos claims estimated to be filed over the next 10 years relies on and includes the following:

■	interpretation of a widely accepted forecast of the population likely to have been occupationally exposed to asbestos;

■	widely accepted epidemiological studies estimating the number of people likely to develop mesothelioma and lung cancer from exposure to asbestos;

■	the Company’s historical experience with the filing of non-malignant claims against it and the historical relationship between non-malignant and malignant claims filed against the Company;

■	analysis of the number of likely asbestos personal injury claims to be filed against the Company based on such epidemiological and historical data and the Company’s recent claims experience;

■	analysis of the Company’s pending cases, by disease type;

■	analysis of the Company’s recent experience to determine the average settlement value of claims, by disease type;

■	analysis of the Company’s defense costs in relation to its indemnity costs and resolved claims;

■	adjustment for inflation in the future average settlement value of claims and defense costs; and

■	analysis of the Company’s recent experience with regard to the length of time to resolve asbestos claims.

The forecast period used to estimate our potential exposure to pending and projected asbestos claims is a judgment based on a number of factors, including the number and type of claims filed, recent experience with pending claims activity and whether that experience will continue into the future, the jurisdictions where claims are filed, the effect of any legislative or judicial developments, and the likelihood of any comprehensive asbestos legislation at the federal level. These factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and, accordingly, our estimate of the asbestos exposure. Developments related to asbestos tend to be long-cycle, changing over multi-year periods. Accordingly, we monitor these and other factors and periodically assess whether an alternative forecast period is appropriate.

The Company retains a consulting firm to assist management in estimating the potential liability for pending asbestos claims and for claims estimated to be filed over the next 10 years based on the methodology described above. Our methodology determines a point estimate based on our assessment of the value of each underlying assumption, rather than a range of reasonably possible outcomes. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key assumptions discussed above, additional uncertainty related to asbestos claims and estimated costs arises from the long latency period prior to the manifestation of an asbestos-related disease, changes in available medical treatments and changes in medical costs, changes in plaintiff behavior resulting from bankruptcies of other companies that are potential or co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes.

We record a corresponding asbestos-related asset that represents our best estimate of probable recoveries from insurers and other responsible parties for the estimated asbestos liabilities. In developing this estimate, the Company considers coverage-in-place and other settlement agreements with its insurers and contractual agreements with other responsible parties, as well as a number of additional factors. These additional factors reviewed include current levels of future cost recovery, the financial viability of the insurance companies or other responsible parties, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, the extent to which settlement and defense costs will be reimbursed by the insurance policies, and interpretation of the various policy and contract terms and limits and their interrelationships. The timing and amount of reimbursements will vary due to the lag between when ITT pays an amount to defend or settle a claim and when a reimbursement is received, differing policy terms, and certain gaps in our insurance coverage as a result of uninsured periods,

ITT CORPORATION AND SUBSIDIARIES

insurer insolvencies, and prior insurance settlements. In addition, the Company retains an insurance consulting firm to assist management in estimating probable recoveries for pending asbestos claims and for claims estimated to be filed over the next 10 years based on the analysis of policy terms, the likelihood of recovery provided by external legal counsel assuming the continued viability of those insurance carriers and other responsible parties that are currently solvent, and incorporating risk mitigation judgments where policy terms or other factors are not certain, and allocating asbestos settlement and defense costs between our insurers and other responsible parties.

The Company has negotiated with certain of its insurers and other responsible parties to reimburse the Company for a portion of its settlement and/or defense costs as incurred through “coverage-in-place” agreements, policy buyout and settlement agreements and a cost sharing agreement which provides that responsibility for costs associated with claims resolved gradually transitions away from ITT, such that ITT will have no responsibility for claims resolved beginning no later than July 1, 2022. These agreements, in the aggregate, represent approximately 60% of the recorded asbestos-related asset.

Estimating our exposure to pending asbestos claims and those that may be filed in the future is subject to significant uncertainty and risk as there are multiple variables that can affect the timing, severity, quality, quantity and resolution of claims. Any predictions with respect to the variables impacting the estimate of the asbestos liability and related asset are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company’s asbestos exposures, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years which could be material, we do not believe there is a reasonable basis for estimating those costs at this time.

Income Statement Charges

In the third quarter, we conduct an annual study with the assistance of outside consultants to review and update the underlying assumptions used in our asbestos liability and related asset estimates. During this study, the underlying assumptions are updated based on our actual experience since our last annual study, a reassessment of the appropriate reference period of years of experience used in determining each assumption and our expectations regarding future conditions, including inflation. Based on the results of this study, we adjusted our estimated undiscounted asbestos liability, including legal fees, by ($44), $691 and $708, in 2011, 2010 and 2009, respectively. These charges reflect costs that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The increase in our estimated liability in the third quarter of 2011 was a result of several developments, including a reduction in the assumed rate of increase in future average settlement costs and an expectation of lower defense costs relative to indemnities paid. These favorable factors were offset in part by increased activity in several higher-cost jurisdictions, increasing the number of cases expected to be adjudicated. The increase in our estimated liability in the third quarter of 2010 was a result of several developments, including higher settlement costs and significantly increased activity in several higher-cost jurisdictions, increasing the number of cases to be adjudicated and the expected legal costs. The increase in our estimated liability in the third quarter of 2009 was a result of recording an estimated liability to claims estimated to be filed. Prior to 2009, the Company only recorded a liability for pending asbestos claims due to the inability to estimate the potential exposure.

Further, in the third quarter of 2011 the Company recorded a $76 reduction in its asbestos-related assets based on the results of the annual studies, whereas in the third quarter 2010 and 2009 the Company increased its asbestos-related asset by $371 and $485, respectively. These assets comprise an insurance asset, as well as receivables from other responsible parties. See discontinued operations discussion below for further information about receivables from parties other than insurers.

In addition to charges associated with the annual reassessment, beginning in the fourth quarter of 2009, the Company also records a net asbestos charge each quarter to maintain a rolling 10 year forecast period.

ITT CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2011, 2010 and 2009, the income statement effects of asbestos charges consisted of the following:

For the Year Ended December 31, 2011	Continuing Operations			Discontinued Operations
	Liability	Asset	Net	Liability	Asset	Net	Total
Provision	$85	$26	$59	$24	$21	$3	$62
Remeasurement	38	(3)	41	(82)	(73)	(9)	32
Asbestos-related costs before tax	$123	$23	100	$(58)	$(52)	(6)	94
Tax benefit			(37)			2	(35)
Asbestos-related costs, net of tax			$63			$(4)	$59

For the Year Ended December 31, 2010	Continuing Operations			Discontinued Operations
	Liability	Asset	Net	Liability	Asset	Net	Total
Provision	$67	$12	$55	$50	$50	$–	$55
Remeasurement	524	194	330	167	177	(10)	320
Asbestos-related costs before tax	$591	$206	385	$217	$227	(10)	375
Tax benefit			(144)			4	(140)
Asbestos-related costs, net of tax			$241			$(6)	$235

For the Year Ended December 31, 2009	Continuing Operations			Discontinued Operations
	Liability	Asset	Net	Liability	Asset	Net	Total
Provision	$56	$28	$28	$2	$6	$(4)	$24
Remeasurement	644	434	210	64	51	13	223
Asbestos-related costs before tax	$700	$462	238	$66	$57	9	247
Tax benefit			(95)			(3)	(98)
Asbestos-related costs, net of tax			$143			$6	$149

Changes in Financial Position:

The Company’s estimated asbestos exposure, net of expected recoveries from insurers and other responsible parties, for the resolution of all pending claims and claims estimated to be filed in the next 10 years was $714 and $641 as of December 31, 2011 and 2010, respectively. The following table provides a rollforward of the estimated total asbestos liability and related assets for the years ended December 31, 2011 and 2010, respectively.

	2011			2010
	Liability	Asset	Net	Liability	Asset	Net
Balance as of January 1	$1,676	$1,035	$641	$933	$667	$266
Changes in estimate during the period:
Continuing operations	123	23	100	591	206	385
Discontinued operations	(58)	(52)	(6)	217	227	(10)
Cash activity	(73)	(52)	(21)	(54)	(54)	–
Other adjustments	–	–	–	(11)	(11)	–
Balance as of December 31	$1,668	$954	$714	$1,676	$1,035	$641

Current portion	139	133	6	117	105	12
Noncurrent portion	1,529	821	708	1,559	930	629

ITT CORPORATION AND SUBSIDIARIES

The asbestos liability and related receivables are based management’s best estimate of future events. However, future events affecting the key factors and other variables for either the asbestos liability or the related receivables could cause actual costs and recoveries to be materially higher or lower than currently estimated. Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims which may be filed beyond the next 10 years, it is not possible to predict the ultimate outcome of the cost of resolving all pending and estimated unasserted asbestos claims. We believe it is possible that future events affecting the key factors and other variables within the next 10 years, as well as the cost of asbestos claims filed beyond the next 10 years, net of expected recoveries, could have a material adverse effect on our financial position, results of operations and cash flows.

Discontinued Operations:

At December 31, 2011 and 2010, $234 and $292 of the asbestos liability and $233 and $285 of the related asset, respectively, related to a business which we disposed of a number of years ago that is reported as a discontinued operation. The liability and asset is subject to an amended cost-sharing agreement that was executed in September 2010 with the entity that acquired the disposed business. The amended agreement provides for a sharing of the claims settled between 2010 and 2019 naming ITT or the entity which acquired the disposed business. In future years, the liability for sharing the claims gradually transitions away from ITT, such that ITT will have no responsibility for claims resolved beginning no later than July 1, 2022. The amended cost-sharing agreement also provides for the sharing of certain insurance policies. Prior to executing the amended cost-sharing agreement in September 2010, we recorded a liability for this discontinued operation based on pending claims and unasserted claims estimated to be filed over the next 10 years against ITT. As part of amending the cost-sharing agreement, ITT was provided with the key data necessary to estimate the exposure related to the shared pending and estimated future claims. The estimate of the additional liability and asset recorded as a result of the amended cost-sharing agreement in 2010 was calculated in a manner consistent with the approach used to estimate ITT’s stand-alone asbestos liabilities and assets.

Future Cash Flows:

Using the estimated liability as of December 31, 2011 (for claims filed or estimated to be filed through 2021), we have estimated that we will be able to recover 57% of the asbestos indemnity and defense costs for pending claims as well as unasserted claims estimated to be filed over the next 10 years from our insurers or other responsible parties. However, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended and such cash payments will continue for a number of years past 2021 due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. In addition, because there are gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers and prior insurance settlements, and our expectation that certain policies from some of our primary insurers will exhaust within the next 10 years, actual insurance reimbursements vary from period to period and the anticipated recovery rate is expected to decline over time. Future recoverability rates may be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.

Subject to these inherent uncertainties, it is expected that future annual cash payments, net of recoveries related to pending claims and unasserted claims to be filed within the next 10 years, will extend through approximately 2026 due to the length of time between the filing of a claim and its resolution. Certain of our primary coverage in place agreements are expected to exhaust in the next twelve months, which will result in higher net cash outflows for the short-term. These annual net cash outflows are projected to average $10 to $20, net of tax benefits over the next five years, as compared to an average of approximately $6, net of tax benefits in the past three years, and increase to an average of approximately $35 to $45, net of tax over the remainder of the projection period. Recovery rates for the tenth year of our model are currently projected to be approximately 27% of cash spent on settlements and defense costs.

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

ITT CORPORATION AND SUBSIDIARIES

Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for environmental matters represent management’s estimate of undiscounted costs to be incurred related to environmental assessment or remediation efforts, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and adjusted for progress of investigation and remediation efforts as additional technical or legal information become available.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect our ability to estimate our share of the costs. Such uncertainties involve incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the nature and extent of contamination at each site, the extent of remediation required under existing regulations, our share, if any, of any remediation liability, widely varying cost estimates associated with potential alternative remedial approaches, the length of time required to remediate a particular site, the potential effects of continuing improvements in remediation technology, and changes in environmental standards and regulatory requirements.

The following table illustrates the activity related to our accrued liabilities for environmental matters.

	2011	2010
Environmental liability – January 1	$100	$101
Accruals added during the period	–	–
Change in estimates for pre-existing accruals	13	10
Payments	(11)	(11)
Environmental liability – December 31	$102	$100

The following table illustrates the reasonably possible low- and high end range of estimated liability, and number of active sites for environmental matters.

	2011	2010
Low-end range	$81	$82
High end range	$175	$180
Number of active environmental investigation and remediation sites	64	65

While actual costs to be incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, we do not anticipate changes in our estimated liabilities for identified sites will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Other Matters

The Company is involved in coverage litigation with various insurers seeking recovery of costs incurred in connection with certain environmental and product liabilities. In a suit filed in 1991, ITT Corporation, et al. v. Pacific Indemnity Corporation et al, Sup. Ct., Los Angeles County, we are seeking recovery of costs related to environmental losses. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. For several years, the case was on appeal before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims made by ITT. In 2011, ITT filed a Motion for Summary Judgment on PEIC’s obligation to pay defense costs. That motion is currently pending before the court. Mandatory settlement conferences are anticipated to be held later this year.

On February 13, 2003, we commenced an action, Cannon Electric, Inc. v. Affiliated FM Ins. Co., Sup. Ct., Los Angeles County, seeking recovery of costs related to asbestos product liability losses described above. During this coverage litigation, we entered into coverage-in-place settlement agreements with ACE, Wausau and Utica Mutual dated April 2004, September 2004, and February 2007, respectively. These agreements provide specific coverage for the Company’s legacy asbestos liabilities. In December 2011, Goulds Pumps reached an agreement in principle to resolve its claims against Fireman’s Fund and, in January 2012, we reached an agreement in principle with another insurer. In early January 2012, ITT and Goulds Pumps filed a putative class action against Travelers Casualty and Surety Company alleging that Travelers is unilaterally reinterpreting language contained in older Aetna policies so as to avoid paying on asbestos claims. ITT Corporation and Goulds Pumps, Inc., v. Travelers Casualty and Surety Company (f/k/a Aetna Casualty and Surety Company,) U.S.D.C. CT. CA No. 3:12-CU 00038. We continue to negotiate settlement agreements with other insurers, where appropriate.

On December 20, 2011, the Ad Hoc Committee of ITT Bondholders filed a Complaint in New York State court alleging that ITT breached the early redemption provisions of certain bonds issued in 2009. In 2009, ITT issued $500 in bonds maturing in 2019 at an interest rate of 6.125%. The documents governing the bonds contained certain provisions governing early redemptions. On September 20, 2011, ITT notified the holders of the debt that it intended to redeem the bonds on October 20, 2011 in accordance with the terms of the governing documents. On October 18, 2011, the redemption price was disclosed. The Plaintiffs contend that ITT used an improper discount rate in calculating the redemption price and otherwise failed to comply with required redemption procedures. If the Plaintiffs’ claims are sustained, ITT could be required to pay up to $15 in additional redemption fees and interest to all holders of the bonds; however, the costs

ITT CORPORATION AND SUBSIDIARIES

associated with this matter, if any, will be shared with Exelis and Xylem in accordance with the Distribution Agreement. See Note 4, “Discontinued Operations,” for further information about the Distribution Agreement and shared liabilities. As of December 31, 2011, no amounts were accrued for this matter as the company is in the early stages of evaluating the claim. Management believes that these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 21

Guarantees, Indemnities and Warranties

Indemnities

As part of the Distribution, ITT provided certain indemnifications and cross-indemnifications among ITT, Exelis and Xylem, subject to limited exceptions with respect to certain employee claims. The indemnifications address a variety of subjects, including asserted and unasserted product liability matters (e.g., asbestos claims, product warranties) which relate to products manufactured, repaired and/or sold prior to the Distribution Date. The indemnifications are indefinite. The indemnification associated with pending and future asbestos claims does not expire. In addition, ITT, Exelis and Xylem agreed to certain cross-indemnifications with respect to other liabilities and obligations. ITT expects Exelis and Xylem to fully perform under the terms of the Distribution Agreement and therefore has not recorded a liability for matters for which we have been indemnified. In addition, we are not aware of any claims or other circumstances that would give rise to material payments to Xylem or Exelis under the indemnity provided by ITT.

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

Guarantees

We have $192 of guarantees, letters of credit and similar arrangements outstanding at December 31, 2011 primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2011 as the likelihood of nonperformance by ITT is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our financial position, results of operations or cash flows on a consolidated basis.

In December 2007, we entered into a sale leaseback agreement for our corporate aircraft, with the aircraft leased to ITT under a five-year operating lease and ITT provided a residual value guarantee to the lessor for the future value of the aircraft. During the second quarter of 2011, we purchased the aircraft from the lessor for $50, the price stated in the sale leaseback agreement, and as such the sale leaseback agreement and the associated residual value guarantee were terminated. In connection with this transaction, we settled a previously recorded $22 residual value guarantee and recognized an additional charge of $3, presented within G&A expenses, as the purchase price exceeded the fair value of the aircraft at the date of termination of the sale leaseback agreement. One of the corporate aircraft was sold for a gain of $3 and the other aircraft was distributed to Exelis, and accordingly, at December 31, 2011, ITT no longer owned any corporate aircraft.

In December 2011, the Flagler County Board of Commissioners approved the termination of certain construction obligations associated with a 1984 Development Order for Development of Regional Impact (“DRI”) known as Hammock Dunes, Florida. On February 1, 2012, the Flagler County Board of Commissioners released ITT from further material obligations related to the DRI and cancelled the $10 bond issued in its favor by ITT to secure the construction obligations under the DRI. As a result of the approval to terminate the construction obligation in December 2011, the Company released its $10 previously recorded contingent liability for these construction obligations.

ITT CORPORATION AND SUBSIDIARIES

Warranties

ITT warrants numerous products, the terms of which vary widely. In general, ITT warrants its products against defect and specific non-performance. In the certain markets, such as automotive, aerospace and rail, liability for product defects could extend beyond the selling price of the product and could be significant if the defect interrupts production or results in a recall. The table included below provides changes in the product warranty accrual for December 31, 2011 and 2010.

	2011	2010
Warranty accrual – January 1	$27	$24
Warranty expense	8	13
Payments	(9)	(10)

Warranty accrual – December 31	$26	$27

NOTE 22

Segment Information

In connection with the Distribution, we reorganized our businesses into four reportable segments: Industrial Process, Motion Technologies, ICS, and Control Technologies. The reportable segments are presented on the same basis in which management internally evaluates performance and allocates resources. All segment information has been reclassified based on our current segment structure.

Industrial Process manufactures engineered fluid process equipment serving a diversified mix of customers in global infrastructure industries such as oil & gas, mining, power generation, chemical and other process markets and is an aftermarket service provider.

Motion Technologies manufactures brake pad, shock absorber and damping technologies for the global automotive, truck, trailer and public bus and rail transportation markets.

Interconnect Solutions manufactures a wide range of highly specialized connector products that make it possible to transfer signal and power in various electronic devices that are utilized in aerospace, industrial, defense and oil & gas markets.

Control Technologies manufactures specialized equipment, including actuation, valves, switches, vibration isolation, custom-energy absorption, and regulators for the aerospace, military and industrial markets.

Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as asbestos and environmental liabilities, that are managed at a corporate level and are not included in the segments in evaluating performance or allocating resources. Assets of the segments exclude general corporate assets, which principally consist of cash, company owned life insurance, deferred tax assets, insurance receivables and certain property, plant and equipment.

	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Industrial Process	$767	$694	$719	$91	$79	$72	11.9%	11.4%	10.0%
Motion Technologies	634	548	491	85	85	48	13.4%	15.5%	9.8%
Interconnect Solutions	418	413	341	38	37	19	9.1%	9.0%	5.6%
Control Technologies	318	275	243	55	29	32	17.3%	10.5%	13.2%
Asbestos-related costs, net	–	–	–	(100)	(385)	(238)	–	–	–
Transformation costs	–	–	–	(396)	–	–	–	–	–
Eliminations / Corporate costs and Other	(18)	(22)	(24)	(20)	(29)	(54)	–	–	–

Total	$2,119	$1,908	$1,770	$(247)	$(184)	$(121)	(11.7)%	(9.6)%	(6.8)%

ITT CORPORATION AND SUBSIDIARIES

	TOTAL ASSETS		CAPITAL EXPENDITURES			DEPRECIATION AND AMORTIZATION
	2011	2010	2011	2010	2009	2011	2010	2009
Industrial Process	$624	$529	$25	$19	$13	$13	$11	$10
Motion Technologies	431	383	33	28	37	27	25	25
Interconnect Solutions	343	309	17	16	11	10	9	10
Control Technologies	411	401	6	4	5	13	13	15
Corporate and Other	1,862	1,671	22	60	26	11	8	5
Discontinued operations	–	9,322	–	–	–	–	–	–

Total	$3,671	$12,615	$103	$127	$92	$74	$66	$65

	REVENUE(a)			TOTAL ASSETS		PLANT, PROPERTY & EQUIPMENT, NET
Geographic Information	2011	2010	2009	2011	2010	2011	2010
United States	$792	$742	$710	$2,321	$2,247	$123	$111
Other developed markets(a)(b)	728	663	594	941	721	121	115
Emerging markets	599	503	466	409	325	80	74
Discontinued operations	–	–	–	–	9,322	–	–

Total	$2,119	$1,908	$1,770	$3,671	$12,615	$324	$299

(a)	Revenue to external customers is attributed to individual regions based upon the destination of product or service delivery. Germany represented 11.0%, 10.7% and 10.6% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

(b)	Luxembourg represented 12.6% and 1.9% of total assets, excluding assets of discontinued operations, at December 31, 2011 and 2010, respectively.

The following table provides revenue by product category, net of intercompany balances.

	2011	2010	2009
Pumps and complementary products	$692	$633	$650
Pump support and maintenance services	67	52	57
Friction products	524	446	386
Shock absorber equipment	110	101	104
Connectors equipment	413	405	335
CT Aerospace products	193	165	148
CT Industrial products	120	106	90

Total	$2,119	$1,908	$1,770

No individual customer accounted for greater than 10% of consolidated ITT revenue during any of the three years presented.

NOTE 23

Immaterial Corrections

During the fourth quarter of 2011, management concluded the previously issued consolidated financial statements required adjustments to reflect certain immaterial corrections. Prior to the distribution of Exelis and Xylem, the Company had evaluated and concluded that the identified amounts were not material to any of its previously issued financial statements. Although management believes the amounts, individually and in the aggregate, were, and continue to be, immaterial to prior periods, management concluded that the prior period corrections to the post-Distribution financial statements are appropriate.

The Company has revised amounts previously reported in the consolidated financial statements to reflect certain adjustments, primarily related to income taxes, cumulative translation adjustments, and other adjustments, related to previously unrecorded immaterial adjustments identified during the preparation of prior years’ financial statements.

ITT CORPORATION AND SUBSIDIARIES

As a result of these adjustments, basic and diluted earnings per share were adjusted by $0.07 and ($0.16) for 2010 and 2009, respectively, which includes $0.03 and ($0.09) in 2010 and 2009, respectively, related to discontinued operations. The impact of these adjustments are detailed in the tables below.

Income Statement as of December 31, 2010

YEAR ENDED DECEMBER 31, 2010	As Previously Reported with Reclassification For Discontinued Operations (Note 4)	Adjustments	As Adjusted and with Reclassification For Discontinued Operations
General and administrative expenses	$179	$(3)	$176
Operating loss	(187)	3	(184)
Loss from continuing operations before income tax expense	(279)	3	(276)
Loss from continuing operations	(135)	3	(132)
Income from discontinued operations	933	3	936
Net income	$798	$6	$804

Income Statement as of December 31, 2009

YEAR ENDED DECEMBER 31, 2009	As Previously Reported with Reclassification For Discontinued Operations (Note 4)	Adjustments	As Adjusted and with Reclassification For Discontinued Operations
General and administrative expenses	$195	$6	$201
Operating loss	(115)	(6)	(121)
Loss from continuing operations before income tax expense	(202)	(6)	(208)
Income tax expense	(98)	1	(97)
Loss from continuing operations	(104)	(7)	(111)
Income from discontinued operations	748	(8)	740
Net income	$644	$(15)	$629

ITT CORPORATION AND SUBSIDIARIES

Balance Sheet at December 31, 2010

DECEMBER 31, 2010	As Previously Reported with Reclassification For Discontinued Operations (Note 4)	Adjustments	As Adjusted and with Reclassification For Discontinued Operations
Assets
Current assets of discontinued operations	$3,459	$(2)	$3,457
Total current assets	4,426	(2)	4,424
Deferred income taxes (noncurrent)	339	(19)	320
Noncurrent assets of discontinued operations	5,871	(6)	5,865
Total non-current assets	8,216	(25)	8,191
Total assets	12,642	(27)	12,615
Liabilities and Shareholders’ Equity
Accrued liabilities	408	(11)	397
Current liabilities of discontinued operations	1,883	9	1,892
Total current liabilities	2,743	(2)	2,741
Other non-current liabilities	322	3	325
Noncurrent liabilities of discontinued operations	1,902	15	1,917
Total noncurrent liabilities	5,395	18	5,413
Total liabilities	8,138	16	8,154
Shareholders’ Equity:
Retained earnings	5,499	(58)	5,441
Postretirement benefit plans	(1,360)	1	(1,359)
Cumulative translation adjustments	262	14	276
Total shareholders’ equity	4,504	(43)	4,461
Total liabilities and shareholders’ equity	$12,642	$(27)	$12,615

Certain of the adjustments described above, or portions thereof, relate to periods prior to 2010. The cumulative effect of those adjustments to retained earnings as of January 1, 2009 and December 31, 2009 is reflected as a change of $51 and $66, respectively.

Cash Flows

The adjustments had no effect on each of the subtotals within the Consolidated Statement of Cash Flows.

SUPPLEMENTAL FINANCIAL DATA

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2011 QUARTERS				2010 QUARTERS
	FIRST	SECOND	THIRD	FOURTH	FIRST	SECOND	THIRD	FOURTH
Revenue	$533	$553	$515	$518	$501	$464	$473	$470
Gross profit	168	176	155	156	157	147	150	153
(Loss) income from continuing operations(a)(b)	(22)	19	(29)	(546)	—	11	(150)	7
Income from discontinued operations	143	151	138	16	140	226	303	267
Net income(b)	121	170	109	(530)	140	237	153	274
Basic earnings (loss) per share:
Continuing operations	$(0.23)	$0.20	$(0.32)	$(5.86)	$—	$0.12	$(1.63)	$0.07
Discontinued operations	1.54	1.63	1.49	0.18	1.52	2.46	3.28	2.91

Net income	$1.31	$1.83	$1.17	$(5.68)	$1.52	$2.58	$1.65	$2.98
Diluted earnings (loss) per share:
Continuing operations	$(0.23)	$0.20	$(0.32)	$(5.86)	$–	$0.12	$(1.63)	$0.07
Discontinued operations	1.54	1.62	1.49	0.18	1.51	2.44	3.28	2.89

Net income	$1.31	$1.82	$1.17	$(5.68)	$1.51	$2.56	$1.65	$2.96
Common stock price per share:
High	$128.00	$122.08	$120.26	$94.98	$111.22	$115.98	$101.58	$106.48
Low	$103.60	$108.80	$80.50	$16.67	$94.82	$88.34	$84.10	$90.12
Close	$120.10	$117.86	$84.00	$19.33	$107.22	$89.84	$93.66	$104.22
Dividends per share	$0.50	$0.50	$0.50	$0.091	$0.50	$0.50	$0.50	$0.50

All per share amounts presented give effect to the 1:2 Reverse Stock Split completed on October 31, 2011. All amounts reflect the correction of certain immaterial adjustments as described in Note 23, “Immaterial Corrections.”

Results from continuing operations presented in the table above, including revenue, gross profit and income from continuing operations have been restated to reflect the Distribution of Exelis and Xylem and the 2010 sale of CAS as discontinued operations.

(a)	Third quarter 2011 and 2010 results include a $63 and $212 net after-tax charge to income from continuing operations, respectively. See Note 20, “Commitments and Contingencies” for further information.

(b)	The quarterly periods of 2011 have been recast to reflect certain Transformation costs as discontinued operations following the completion of the Distribution. Transformation costs, net of tax are included in the quarterly results as follows:

	2011 QUARTERS
Transformation Costs, net of tax	FIRST	SECOND	THIRD	FOURTH

Continuing operations	$40	$3	$16	$198
Discontinued operations	23	43	77	30

Total Transformation costs	63	46	93	228

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Corporation (Registrant)

By:	/S/ JANICE M. KLETTNER
Janice M. Klettner Vice President and Chief Accounting Officer (Principal accounting officer)

February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ DENISE L. RAMOS Denise L. Ramos (Principal executive officer)	Chief Executive Officer and President and and Director	February 29, 2012

/S/ THOMAS M. SCALERA Thomas M. Scalera (Principal financial officer)	Senior Vice President and Chief Financial Officer	February 29, 2012

/S/ JANICE M. KLETTNER Janice M. Klettner (Principal accounting officer)	Vice President and Chief Accounting Officer	February 29, 2012

/S/ ORLANDO D. ASHFORD Orlando D. Ashford	Director	February 29, 2012

/S/ G. PETER D’ALOIA G. Peter D’Aloia	Director	February 29, 2012

/S/ DONALD DEFOSSET, JR. Donald DeFosset, Jr.	Director	February 29, 2012

/S/ CHRISTINA A. GOLD Christina A. Gold	Director	February 29, 2012

/S/ PAUL J. KERN Paul J. Kern	Director	February 29, 2012

/S/ FRANK T. MACINNIS Frank T. MacInnis	Director	February 29, 2012

/S/ LINDA S. SANFORD Linda S. Sanford	Director	February 29, 2012

/S/ MARKOS I. TAMBAKERAS Markos I. Tambakeras	Director	February 29, 2012

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(3.1)	ITT Corporation’s Articles of Amendment of the Restated Articles of Incorporation, effective as of May 13, 2008	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated May 14, 2008 (CIK No. 216228, File No. 1-5672).

(3.2)	ITT Corporation’s By-laws, as amended July 15, 2009	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated July 15, 2009 (CIK No. 216228, File No. 1-5672).

(3.3)	Amended and Restated By-laws of ITT	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated October 5, 2011 (CIK No. 216228, File No. 1-5672).

(3.4)	Articles of Amendment of the Articles of Incorporation of ITT Corporation	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated October 31, 2011 (CIK No. 216228, File No. 1-5672).

(4.1)	Indenture, dated as of September 20, 2011, between Exelis Inc., ITT Corporation, as guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.1 of ITT Corporation’s Form 8-K Current Report dated September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.2)	Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K Current Report dated September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.3)	Form of Exelis Inc. 4.250% Senior Notes due 2016	Incorporated by reference to Exhibit 4.3 of ITT Corporation’s Form 8-K Current Report dated September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.4)	Form of Exelis Inc. 4.250% Senior Notes due 2021	Incorporated by reference to Exhibit 4.4 of ITT Corporation’s Form 8-K Current Report dated September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.5)	Form of Exelis Inc. 4.250% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of ITT Corporation’s Form 8-K Current Report dated September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.6)	Form of Exelis Inc. 4.250% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of ITT Corporation’s Form 8-K Current Report dated September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.7)	Registration Rights Agreement, dated as of September 20, 2011, between Exelis Inc., ITT Corporation and Barclays Capital Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the Initial Purchases	Incorporated by reference to Exhibit 4.7 of ITT Corporation’s Form 8-K Current Report dated September 21, 2011 (CIK No. 216228, File No. 1-5672).

(4.8)	Registration Rights Agreement, dated as of September 20, 2011, between Xylem Inc., ITT Corporation and J.P. Morgan Securities LLC, RBS Securities Inc. and Wells Fargo Securities, LLC., as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 4.8 of ITT Corporation’s Form 8-K Current Report dated September 21, 2011 (CIK No. 216228, File No. 1-5672).

(10.01)	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (CIK No. 216228, File No. 1-5672).

(10.02)	Benefits and Compensation Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.2 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (CIK No. 216228, File No. 1-5672).

(10.03)	Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.3 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (CIK No. 216228, File No. 1-5672).

(10.04)	Master Transition Services Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.4 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (CIK No. 216228, File No. 1-5672).

(10.05)	ITT Transitional Trademark License Agreement – Exelis, dated as of October 25, 2011, between ITT Manufacturing Enterprises LLC and Exelis Inc.	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (CIK No. 216228, File No. 1-5672).

(10.06)	Master Lease Agreement and Master Sublease Agreement, dated as of October 25, 2011 and September 30, 2011, respectively	Incorporated by reference to Exhibit 10.6 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (CIK No. 216228, File No. 1-5672).

EXHIBIT NUMBER		DESCRIPTION	LOCATION

(10.07)		Four-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of October 25, 2011 among ITT Corporation and Other Parties Signatory Thereto	Incorporated by reference to Exhibit 10.7 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (CIK No. 216228, File No. 1-5672).

(10.08	)*	Steve Loranger Resignation Agreement	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 8-K dated October 14, 2011 (CIK No. 216228, File No. 1-5672).

(10.09	)*	2011 Omnibus Incentive Plan	Incorporated by reference to Exhibit 4.3 of ITT Corporation’s Registration Statement on Form S-8 as filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.10	)*	ITT Corporation Retirement Savings Plan for Salaried Employees (effective October 31, 2011)	Incorporated by reference to Exhibit 4.4 of ITT Corporation’s Registration Statement on Form S-8 as filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.11	)*	ITT Deferred Compensation Plan	Incorporated by reference to Exhibit 4.5 of ITT Corporation’s Registration Statement on Form S-8 as filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

(10.12	)*	ITT Corporation Form of Non-Qualified Stock Option Agreement (Band A Employees)	Incorporated by reference to Exhibit 10.01 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2011 (CIK No. 216228, File No. 1-5672).

(10.13	)*	ITT Corporation Form of Non-Qualified Stock Option Agreement (Non-Band A Employees)	Incorporated by reference to Exhibit 10.02 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2011 (CIK No. 216228, File No. 1-5672).

(10.14	)*	ITT Corporation Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.03 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2011 (CIK No. 216228, File No. 1-5672).

(10.15	)*	ITT Corporation Form TSR Award Agreement	Incorporated by reference to Exhibit 10.04 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2011 (CIK No. 216228, File No. 1-5672).

(10.16	)*	Employment Agreement dated as of June 28, 2004 between ITT Industries, Inc. and Steven R. Loranger (amended as of December 18, 2008)	Incorporated by reference to Exhibit 99.1 of ITT Corporation’s Form 8-K dated December 19, 2008. (CIK No. 216228, File No. 1-5672).

(10.17	)*	Form of Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.3 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

(10.18	)*	Form of Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

(10.19	)*	ITT 2003 Equity Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) and previously known as ITT Industries, Inc. 2003 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).

(10.20	)*	ITT Corporation 1997 Long-Term Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004) and formerly known as ITT Industries, Inc. 1997 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.6 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).

(10.21	)*	ITT Corporation Annual Incentive Plan for Executive Officers, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 previously known as 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004) and also previously known as ITT Industries, Inc. 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.7 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).

EXHIBIT NUMBER		DESCRIPTION	LOCATION

(10.22	)*	1994 ITT Incentive Stock Plan (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as 1994 ITT Industries Incentive Stock Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).

(10.23	)*	ITT Corporation Special Senior Executive Severance Pay Plan amended and restated as of December 31, 2008 (previously amended and restated as of July 13, 2004) and formerly known as ITT Industries Special Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.9 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

(10.24	)*	ITT 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).

(10.25	)*	ITT Corporation Enhanced Severance Pay Plan (amended and restated as of July 13, 2004) and formerly known as ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004). Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.11 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

(10.26	)*	ITT Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004) formerly known as ITT Industries Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004). Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.12 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

(10.27	)*	ITT 1997 Annual Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.13 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.28	)*	ITT Excess Pension Plan IA formerly known as ITT Industries Excess Pension Plan IA. Originally effective as of July 1, 1975. Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.14 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

(10.29	)*	ITT Excess Pension Plan IB formerly known as ITT Industries Excess Pension Plan IB. Originally effective as of January 1, 1996. Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.15 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

(10.30	)*	ITT Excess Pension Plan IIA formally known as ITT Excess Pension Plan II, and ITT Industries Excess Pension Plan II (as amended and restated as of July 13, 2004) originally effective as of January 1, 1988. Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.16 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

(10.31	)*	ITT Excess Savings Plan (as amended and restated as of July 13, 2004) formerly known as ITT Industries Excess Savings Plan (as amended and restated as of July 13, 2004). Amended and restated effective December 31, 2008	Incorporated by reference to Exhibit 10.17 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

(10.32	)*	ITT Industries Excess Benefit Trust	Incorporated by reference to Exhibit 10.18 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.33)		Form of indemnification agreement with directors	Incorporated by reference to Exhibit 10(h) to ITT Industries’ Form 10-K for the fiscal year ended December 31, 1996 (CIK No. 216228, File No. 1-5672).

(10.34	)*	Form of Restricted Stock Award for Non-Employee Directors	Incorporated by reference to Exhibit 10.28 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).

(10.35	)*	Form of Restricted Stock Award for Employees	Incorporated by reference to Exhibit 10.29 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).

(10.36)		Amended and Restated 364-day Revolving Credit Agreement	Incorporated by reference to Exhibits 10.1 and 10.2 to ITT Industries’ Form 8-K dated March 28, 2005 (CIK No. 216228, File No. 1-5672).

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.37)*	ITT Corporation Senior Executive Severance Pay Plan. (previously known as the ITT Industries, Inc. Senior Executive Severance Pay Plan, dated December 20, 1995, amended and restated as of December 31, 2008)	Incorporated by reference to Exhibit 10.32 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

(10.38)	Non-Employee Director Compensation Agreement	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated December 1, 2005 (CIK No. 216228, File No. 1-5672).

(10.39)*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.34 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

(10.40)*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.35 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

(10.41)*	Form of 2006 Restricted Stock Award Agreement for Employees	Incorporated by reference to Exhibit 10.36 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

(10.42)	Form of 2006 Non-Qualified Stock Option Award Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.37 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

(10.43)	2002 ITT Stock Option Plan for Non-Employee Directors formerly known as the 2002 ITT Industries, Inc. Stock Option Plan for Non-Employee Directors (as amended on December 19, 2006)	Incorporated by reference to Exhibit 10.38 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).

(10.44)*	Employment Agreement dated as of May 21, 2007 and effective as of July 1, 2007 between ITT Corporation and Denise L. Ramos.	Incorporated by reference to Exhibit 99.1 to ITT Corporation Form 8-K dated July 2, 2007 (CIK No. 216228, File No. 1-5672).

(10.45)	Agreement and Plan of Merger	Incorporated by reference to Exhibit 2.1 and 2.2 to ITT Corporation’s Form 8-K dated September 18, 2007 (CIK No. 216228, File No. 1-5672).

(10.46)	Accession Agreement to Five-Year Competitive Advance and Revolving Credit Facility	Incorporated by reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated November 8, 2007 (CIK No. 216228, File No. 1-5672).

(10.47)	Summary of material terms of amendments to ITT Excess Pension Plan 1A and the ITT Excess Pension Plan 1B, the ITT Excess Pension Plan II, the ITT Excess Savings Plan, the ITT Deferred Compensation Plan and the severance plans and policies of the Company and its subsidiaries and other affiliates	Incorporated by reference to Exhibit 5.02 to ITT Corporation’s Form 8-K dated December 19, 2007 (CIK No. 216228, File No. 1-5672).

(10.48)	Senior Notes Offering	Incorporated by reference to Exhibit 9.01(d) to ITT Corporations Form 8-K dated April 28, 2009 (CIK No. 216228, File No. 1-5672).

(10.49)	Issuance of Commercial Paper	Incorporated by Reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated December 20, 2007 (CIK No. 216228, File No. 1-5672).

(10.50)	ITT Corporation 2003 Equity Incentive Plan Restricted Stock Unit Award Agreement – Non-Employee Director	Incorporated by reference to Exhibit 10.46 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).

(10.51)	ITT Corporation 2003 Equity Incentive Plan Director Restricted Stock Unit Award Deferral Election Form	Incorporated by reference to Exhibit 10.47 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).

(10.52)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.48 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).

(10.53)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Deferral Election Form for those Directors without a Specified Distribution Date for Non-Grandfathered Deferrals	Incorporated by reference to Exhibit 10.49 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.54)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Deferral Election Form for those Directors with a Specified Distribution Date for Non-Grandfathered Deferrals	Incorporated by reference to Exhibit 10.50 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).

(10.55)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Subsequent Election Form	Incorporated by reference to Exhibit 10.51 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).

(10.56)	ITT 2003 Equity Incentive Plan Director Restricted Stock Unit Award Deferral Election Form	Incorporated by reference to Exhibit 10.52 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).

(10.57)	ITT Corporation Non-Employee Director Deferred Restricted Stock Unit Award Subsequent Election Form	Incorporated by reference to Exhibit 10.53 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

(10.58)	ITT Director Consent Letter – Required Modifications to Prior Annual Retainer Deferrals.	Incorporated by reference to Exhibit 10.54 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

(10.59)*	ITT Excess Pension Plan IIB. Effective as of January 1, 1988. As Amended and Restated as of December 31, 2008	Incorporated by reference to Exhibit 10.55 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

(10.60)*	ITT Corporation Form of Non-Qualified Stock Option Agreement (Band A)	Incorporated by reference to Exhibit 10.56 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2009 (CIK No. 216228, File No. 1-5672).

(10.61)*	ITT Corporation Form of Non-Qualified Stock Option Agreement (Non Band A)	Incorporated by reference to Exhibit 10.57 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2009 (CIK No. 216228, File No. 1-5672).

(10.62)*	Employment Agreement dated as of October 4, 2011 and effective as of October 31, 2011 between ITT Corporation and Denise L. Ramos.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 8-K/A dated October 17, 2011 (CIK No. 216228, File No. 1-5672).

(11)	Statement re computation of per share earnings	Not required to be filed.

(12)	Statement re computation of ratios	Filed herewith.

(18)	Letter re change in accounting principles	Incorporated by reference to Exhibit 18 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2006 (CIK No. 216228, File No. 1-5672).

(21)	Subsidiaries of the Registrant	Filed herewith.

(22)	Published report regarding matters submitted to vote of Security holders	Not required to be filed.

(23.1)	Consent of Deloitte & Touche LLP	Filed herewith.

(24)	Power of attorney	None.

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(99.1)	Deferred Prosecution Agreement filed March 28, 2007 between ITT Corporation and the United States Attorney’s Office for the Western District of Virginia	Incorporated by reference to Exhibit 99.4 of ITT Corporation’s Form 8-K dated March 30, 2007 (CIK No. 216228, File No. 1-5672).

(99.2)	Administrative Compliance Agreement filed October 11, 2007 between ITT Corporation and The United States Agency (Suspensions’ Department Affiliate for the U.S. Army) on behalf of the U.S. Government	Incorporated by reference to Exhibit 99.1 of ITT Corporation’s Form 8-K dated October 12, 2007 (CIK No. 216228, File No. 1-5672).

(101)	The following materials from ITT Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements	Submitted electronically with this report.

*  Management compensatory plan