Form 10-Q
period 2012-03-31
ITT Corp
filed 2012-05-04
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

As of April 23, 2012, there were outstanding 92.3 million shares of common stock ($1 par value per share) of the registrant.

ITT CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED INCOME STATEMENTS (UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

QUARTER ENDED MARCH 31	2012	2011
Revenue	$577	$533
Costs of revenue	404	365
Gross profit	173	168
Sales and marketing expenses	48	41
General and administrative expenses	53	45
Research and development expenses	17	16
Asbestos-related costs, net	13	16
Transformation costs	5	60
Operating income (loss)	37	(10)
Interest and non-operating expenses, net	2	25
Income (loss) from continuing operations before income tax expense (benefit)	35	(35)
Income tax expense (benefit)	25	(13)
Income (loss) from continuing operations	10	(22)
(Loss) income from discontinued operations, including tax benefit (expense) of $1 and $(67), respectively	(7)	143
Net income	$3	$121

Earnings Per Share:
Basic:
Continuing operations	$0.11	$(0.23)
Discontinued operations	(0.08)	1.54
Net income	$0.03	$1.31
Diluted:
Continuing operations	$0.11	$(0.23)
Discontinued operations	(0.08)	1.54
Net income	$0.03	$1.31
Weighted average common shares – basic	94.3	92.5
Weighted average common shares – diluted	95.7	92.5
Cash dividends declared per common share	$0.091	$0.50

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

QUARTER ENDED MARCH 31	2012	2011
Net income	$3	$121
Other comprehensive income:
Net foreign currency translation adjustment	30	119
Net change in postretirement benefit plans, net of tax benefit of $0 and $11, respectively	12	20
Net change in unrealized gains on investment securities, net of tax expense of $3	—	(6)
Other comprehensive income	42	133
Comprehensive income	$45	$254

Disclosure of reclassification adjustments:

Net change in postretirement benefit plans, net of tax:
Amortization of prior service costs, net of tax benefit of $0	$—	$1
Amortization of net actuarial loss, net of tax benefit of $0 and $11, respectively	3	19
Unrealized change in net actuarial loss, net of tax expense of $0	9	—
Net change in postretirement benefit plans, net of tax	$12	$20
Net change in unrealized gains on investment securities, net of tax:
Unrealized losses arising during period, net of tax benefit of $0	$—	$(1)
Gains realized during the period, net of tax expense of $3	—	(5)
Net change in unrealized gains on investment securities, net of tax	$—	$(6)

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$728	$690
Receivables, net	474	396
Inventories, net	268	254
Other current assets	389	422
Total current assets	1,859	1,762
Plant, property and equipment, net	328	324
Goodwill	515	510
Other intangible assets, net	83	88
Asbestos-related assets	831	821
Other non-current assets	133	166
Total non-current assets	1,890	1,909
Total assets	$3,749	$3,671
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$450	$364
Accrued and other current liabilities	475	470
Total current liabilities	925	834
Postretirement benefits	281	315
Asbestos-related liabilities	1,522	1,529
Other non-current liabilities	298	299
Total non-current liabilities	2,101	2,143
Total liabilities	3,026	2,977
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share (104.0 and 104.1 shares issued, respectively(a) Outstanding – 94.0 shares and 93.5 shares, respectively(a)	93	93
Retained earnings	839	852
Total accumulated other comprehensive loss	(209)	(251)
Total shareholders’ equity	723	694
Total liabilities and shareholders’ equity	$3,749	$3,671

(a)	Shares issued and outstanding include unvested restricted common stock of 0.2 at March 31, 2012 and 0.5 at December 31, 2011.

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN MILLIONS)

QUARTER ENDED MARCH 31	2012	2011
Operating Activities
Net income	$3	$121
Less: (Loss) income from discontinued operations	(7)	143
Income (loss) from continuing operations	10	(22)
Adjustments to income (loss) from continuing operations:
Depreciation and amortization	17	18
Stock-based compensation	3	3
Asbestos-related costs, net	13	16
Transformation costs	5	60
Asbestos-related payments	(16)	(7)
Transformation-related payments	(30)	(15)
Contributions to pension plans	(32)	(2)
Changes in assets and liabilities:
Change in receivables	(68)	(53)
Change in inventories	(11)	(14)
Change in accounts payable	11	16
Change in accrued expenses	(14)	11
Change in accrued and deferred income taxes	108	(31)
Other, net	22	(25)
Net Cash – Operating activities	18	(45)
Investing Activities
Capital expenditures	(13)	(15)
Other, net	1	2
Net Cash – Investing activities	(12)	(13)
Financing Activities
Short-term debt, net	21	74
Repurchase of common stock	(38)	(5)
Issuance of common stock	35	33
Dividends paid	(9)	(92)
Other, net	5	7
Net Cash – Financing activities	14	17
Exchange rate effects on cash and cash equivalents	19	5
Discontinued operations:
Operating activities	(1)	130
Investing activities	—	(31)
Financing activities	—	(65)
Exchange rate effects on cash and cash equivalents	—	44
Net Cash – Discontinued operations	(1)	78
Net change in cash and cash equivalents	38	42
Cash and cash equivalents – beginning of year	690	1,032
Cash and cash equivalents – end of period	728	1,074
Less: cash and cash equivalents of discontinued operations – end of period	—	904
Cash and Cash Equivalents of Continuing Operations – End of Period	$728	$170
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the year for:
Interest	$—	$3
Income taxes, net of refunds received	$(100)	$17

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

ITT Corporation is a global industrial company specializing in the engineering and manufacture of critical components in the industrial, transportation, energy and aerospace markets. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT operates through four segments: Industrial Process consisting of industrial pumping and complementary equipment; Motion Technologies consisting of friction and shock & vibration equipment; Interconnect Solutions (ICS) consisting of electronic connectors; and Control Technologies consisting of fluid and motion control devices and vibration and shock isolation products.

On October 31, 2011, ITT Corporation completed the legal and structural separation of Exelis Inc. (Exelis, previously referred to as ITT’s Defense & Information Solutions segment) and Xylem Inc. (Xylem, previously referred to as the water-related businesses) from the Company into two independent, publicly traded companies via a tax-free pro rata distribution to its shareholders consisting of all the shares of common stock of Exelis and all the shares of common stock of Xylem (the Distribution). The Distribution was made pursuant to a Distribution Agreement, dated October 25, 2011, among ITT, Exelis and Xylem (the Distribution Agreement). With the completion of these separations, the Company disposed of its water-related businesses and Defense segment in their entirety and ceased to consolidate their financial position and results of operations in its consolidated financial statements. Accordingly, these financial statements have been reclassified to present the financial position, results of operations and cash flows of Exelis and Xylem as discontinued operations in all periods presented. For further information on the discontinued operations of Exelis and Xylem, see Note 4, “Discontinued Operations.”

On October 31, 2011, we completed a one-for-two reverse stock split (1:2 Reverse Stock Split) of ITT’s issued and outstanding common stock, as approved by our Board of Directors. The par value of our common stock remained $1 per share following the 1:2 Reverse Stock Split. All common stock authorized, issued and outstanding, as well as share prices and earnings per share give effect to the 1:2 Reverse Stock Split in all periods presented.

The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in ITT’s 2011 Annual Report on Form 10-K (2011 Annual Report) in preparing these unaudited financial statements, with the exception of accounting standard updates, described in Note 2, “Recent Accounting Pronouncements,” adopted on January 1, 2012. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2011 Annual Report.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, asbestos-related liabilities and recoveries from insurers and other responsible parties, revenue recognition, income tax contingency accruals and valuation allowances, projected benefit obligations for postretirement plans, goodwill and other intangible asset impairment testing, environmental liabilities, allowance for doubtful accounts and inventory valuation. Actual results could differ from these estimates.

Financial Periods

ITT’s quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. For ease of presentation, the quarterly financial statements included herein are described as ending on the last day of the calendar quarter.

NOTE 2

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In September 2011, the FASB provided companies with the option to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine the likelihood of goodwill impairment. The result of this qualitative assessment determines whether it is necessary to perform the currently required two-step impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a company would be required to perform the two-step impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company could elect to apply the option in goodwill impairment tests performed subsequent to January 1, 2012; however, the amendments are not expected to have a material effect on the Company’s financial statements.

In May 2011, the FASB issued guidance intended to achieve common fair value measurements and related disclosures between U.S. GAAP and international accounting standards. The amendments primarily clarify existing fair value guidance and are not intended to change the application of existing fair value measurement guidance. However, the amendments include certain instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance is effective for the periods beginning after December 15, 2011. We adopted these amendments on January 1, 2012. The amendments did not have a material effect on the Company’s financial statements.

NOTE 3

COMPANY TRANSFORMATION

During the first quarter of 2012 and 2011, we recognized pre-tax expenses of $12 and $85, respectively, in connection with activities taken to complete the Distribution and to create the revised organizational structure (referred to herein as Transformation costs). Transformation costs presented within income from discontinued operations are costs directly related to the Distribution that provide no future benefit to the Company. The components of Transformation costs incurred during first quarter of 2012 and 2011 are presented below.

	2012			2011
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Non-cash asset impairment(a)	$—	$—	$—	$55	$—	$55
Advisory fees	1	6	7	—	22	22
Lease termination and other real estate costs	—	—	—	3	—	3
Other costs	4	1	5	2	3	5
Transformation costs before income tax benefit	5	7	12	60	25	85
Tax benefit	(1)	(1)	(2)	(20)	(2)	(22)
Total transformation costs, net of tax benefit	$4	$6	$10	$40	$23	$63

(a)	Reflects a $55 non-cash impairment charge related to a decision to discontinue development of an information technology consolidation initiative.

The table included below provides a rollforward of accrued Transformation costs for the quarter ended March 31, 2012.

Transformation accrual – December 31, 2011	$34
Charges for actions during the period:
Continuing operations	5
Discontinued operations	7
Cash payments	(30)
Transformation accrual – March 31, 2012	$16

NOTE 4

DISCONTINUED OPERATIONS

On October 31, 2011, the Company completed the Distribution of Exelis and Xylem (see Note 1). ITT was designated as the accounting and legal spinnor with respect to the Distribution. While we are a party to a Distribution Agreement and several other agreements, including a Tax Matters Agreement, Benefits and Compensation Matters Agreement and Master Transition Services Agreement, we have determined we do not have significant continuing involvement in the operations of Exelis or Xylem, nor do we expect significant continuing cash flows from Exelis or Xylem. As a result, the operating results of Exelis and Xylem through the date of the Distribution have been classified in the Consolidated Condensed Financial Statements as discontinued operations for all periods presented.

Amounts presented for the first quarter of 2011 have been adjusted to reflect certain immaterial corrections to the amounts previously reported in the consolidated financial statements. See Note 18, “Immaterial Corrections,” for further information.

The table below provides the operating results of discontinued operations through the date of disposal or distribution and certain Transformation costs that were incurred by ITT but qualified for classification within discontinued operations.

Quarter Ended March 31, 2011	Exelis	Xylem	Other(a)	Total
Revenue	$1,347	$886	$—	$2,233
Transformation costs	4	3	18	25
Earnings (loss) before income taxes	134	95	(19)	210
Income tax expense (benefit)	45	29	(7)	67
Income (loss) from discontinued operations	89	66	(12)	143

(a)	Amounts presented in the “Other” column within the table above relate to various divested ITT businesses accounted for as discontinued operations in the year of divestiture for which legacy liabilities remain, as well as certain Transformation costs which were directly related to the Distribution that provide no future benefit to the Company. See Note 3, “Company Transformation” for further information.

The loss from discontinued operations for the quarter ended March 31, 2012 was $7 primarily related to costs incurred in connection with the Distribution that qualified for classification within discontinued operations.

NOTE 5

INCOME TAXES

For the quarter ended March 31, 2012, the Company recognized income tax expense of $25 representing an effective tax rate of 71.4% as compared to an income tax benefit of $13, an effective tax rate of 37.1%, for the three months ended March 31, 2011. The higher tax rate recorded in 2012 was mainly due to the recognition of a valuation allowance against U.S. deferred tax assets and the inability of the Company to record tax benefits on losses in certain foreign tax jurisdictions.

We recorded a valuation allowance related to current U.S. deferred tax assets in the first quarter of 2012 primarily because of a determination that current year temporary differences expected to reverse in future years will not be recognized as the Company will be unable to carry-back such amounts to prior years.

In the fourth quarter of 2011, the Company determined that a portion of its undistributed foreign earnings were no longer considered indefinitely reinvested. Accordingly, the Company recorded a tax liability for these undistributed foreign earnings. Such undistributed earnings have not been remitted to the U.S., and the timing of such remittance, if any, remains under evaluation.

Pursuant to the Tax Matters Agreement, certain income tax refunds are shared with Exelis and Xylem. At March 31, 2012, $85 of our $128 income tax receivable relates to contributions made by Exelis subsequent to the Distribution Date to ITT’s former U.S. Salaried Retirement Plan which transferred to Exelis at the Distribution Date. Receivables associated with the U.S. Salaried Retirement Plan that are payable to Exelis have been presented within accounts payable.

NOTE 6

EARNINGS PER SHARE

The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings (loss) per share from continuing operations for the quarters ended March 31, 2012 and 2011. The presentation gives effect to the 1:2 Reverse Stock Split, which occurred after market close on October 31, 2011.

	2012	2011
Income (loss) from continuing operations	$10	$(22)
Weighted average common shares outstanding	93.9	91.8
Add: Weighted average restricted stock awards outstanding(a)	0.4	0.7
Basic weighted average common shares outstanding	94.3	92.5
Add: Dilutive impact of stock options	1.4	N/A
Diluted weighted average common shares outstanding	95.7	92.5
Basic earnings (loss) per share from continuing operations	$0.11	$(0.23)
Diluted earnings (loss) per share from continuing operations	$0.11	$(0.23)
(a)	Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings (loss) per share as of March 31, 2012 and 2011 because they were anti-dilutive.

	2012	2011
Anti-dilutive stock options	1.3	1.4
Average exercise price	$21.16	$92.56
Years of expiration	2014-2022	2012-2021

NOTE 7

RECEIVABLES, NET

	March 31, 2012	December 31, 2011
Trade accounts receivable	$437	$361
Notes receivable	4	7
Other	46	41
Receivables, gross	487	409
Allowance for doubtful accounts	(13)	(13)
Receivables, net	$474	$396

NOTE 8

INVENTORIES, NET

	March 31, 2012	December 31, 2011
Finished goods	$60	$62
Work in process	55	49
Raw materials	130	125
Total product inventory	245	236
Inventoried costs related to long-term contracts	73	65
Less – progress payments	(50)	(47)
Inventoried costs related to long-term contracts, net	23	18
Inventories, net	$268	$254

NOTE 9

OTHER CURRENT AND NON-CURRENT ASSETS

	March 31, 2012	December 31, 2011
Asbestos-related current assets	$118	$133
Income tax receivable	128	164
Current deferred income taxes	53	25
Prepaid income taxes	30	40
Other	60	60
Other current assets	$389	$422
Deferred income tax	$7	$45
Other employee benefit-related assets	82	79
Capitalized software costs	13	13
Other	31	29
Other non-current assets	$133	$166

NOTE 10

PLANT, PROPERTY AND EQUIPMENT, NET

	March 31, 2012	December 31, 2011
Land and improvements	$17	$17
Buildings and improvements	167	163
Machinery and equipment	755	738
Furniture, fixtures and office equipment	62	62
Construction work in progress	46	46
Other	9	8
Plant, property and equipment, gross	1,056	1,034
Less – accumulated depreciation	(728)	(710)
Plant, property and equipment, net	$328	$324

Depreciation expense of $13 and $14 was recognized in the quarter ended March 31, 2012 and 2011, respectively.

NOTE 11

GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table provides a rollforward of the carrying amount of goodwill for the quarter ended March 31, 2012 by segment.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total
Goodwill — December 31, 2011	$193	$47	$72	$198	$510
Adjustments to purchase price allocations	3	—	—	—	3
Foreign currency	—	1	1	—	2
Goodwill — March 31, 2012	$196	$48	$73	$198	$515

Other Intangible Assets, Net

	MARCH 31, 2012			DECEMBER 31, 2011
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET INTANGIBLES	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET INTANGIBLES
Customer relationships	$75	$(25)	$50	$77	$(24)	$53
Proprietary technology	20	(7)	13	20	(7)	13
Trademarks	3	(2)	1	3	(1)	2
Patents and other	5	(3)	2	5	(2)	3
Indefinite-lived intangibles	17	—	17	17	—	17
Other Intangible Assets	$120	$(37)	$83	$122	$(34)	$88

Amortization expense related to finite-lived intangible assets was $2 for both the first quarter 2012 and 2011. Estimated amortization expense for the remaining nine months of 2012 and each of the five succeeding years is as follows:

Remaining 2012	$7
2013	9
2014	7
2015	7
2016	7
2017 and thereafter	29
Total	$66

NOTE 12

ACCRUED AND OTHER CURRENT LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	March 31, 2012	December 31, 2011
Compensation and other employee-related benefits	$144	$172
Asbestos-related liability	138	139
Customer-related liabilities	36	32
Accrued warranty costs	27	26
Accrued income taxes	40	23
Environmental liabilities and other legal matters	24	19
Short-term borrowings	23	2
Other accrued liabilities	43	57
Accrued and other current liabilities	$475	$470
Deferred income taxes and other tax-related accruals	$141	$136
Environmental liabilities	89	91
Compensation and other employee-related benefits	43	46
Other	25	26
Other non-current liabilities	$298	$299

NOTE 13

POSTRETIREMENT BENEFIT PLANS

The following table provides the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the quarters ended March 31, 2012 and 2011.

	2012			2011
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$2	$—	$2	$1	$1	$2
Interest cost	3	2	5	4	2	6
Expected return on plan assets	(4)	—	(4)	(5)	—	(5)
Amortization of net actuarial loss	2	1	3	1	1	2
Net periodic benefit cost (income)	$3	$3	$6	$1	$4	$5

During the first quarter of 2012, we contributed $32 to our U.S. pension plans, including a $15 discretionary contribution and $17 in required 2012 contributions. We do not expect to make additional contributions to our U.S. pension plans during the remainder of 2012.

In connection with the first quarter contributions, we remeasured our projected benefit obligations and plan assets for our U.S. pension plans. As a result of the remeasurement, the funded status of our U.S. pension plans improved by $41 and an after-tax adjustment of $9 was recorded to unrecognized actuarial loss included in accumulated other comprehensive income. At March 31, 2012, in the aggregate, ITT’s net postretirement liability was $296.

NOTE 14

LONG-TERM INCENTIVE EMPLOYEE COMPENSATION

Our long-term incentive awards program (LTIP) comprises three components: non-qualified stock options (NQOs), restricted stock (RS) and a target cash award (TSR). We account for NQOs and RS as equity-based compensation awards. TSR awards are cash settled and accounted for as liability-based compensation. LTIP employee compensation costs are primarily recorded within general and administrative expenses, and are reduced by an estimated forfeiture rate. The following table provides the components of these costs for the quarters ended March 31, 2012 and 2011.

	2012	2011
Share-based compensation expense, equity-based awards	$3	$3
Share-based compensation expense, liability-based awards	—	1
Total share-based compensation expense in operating income (loss)	3	4
Tax benefit	(1)	(1)
Share-based compensation expense, net of tax	$2	$3

At March 31, 2012, there was $28 of unrecognized compensation cost related to non-vested NQOs and RS. This cost is expected to be recognized ratably over a weighted-average period of 2.4 years. Unrecognized compensation cost of $3 is projected to be incurred under the TSR based on performance measurements as of March 31, 2012. The TSR unamortized expense is expected to be recognized over a weighted average period of 2.75 years. Actual performance measurements in future periods may differ from current estimates and positively or negatively impact the TSR compensation cost recognized as well as create volatility between periods.

First Quarter 2012 LTIP Activity

On March 8, 2012, we granted the 2012 LTIP awards. The grants comprised 0.4 NQOs, 0.3 units of RS and 3.0 TSR units with respective grant date fair values of $6.71, $22.80 and $1.00, respectively. The NQOs vest either on the completion of a three-year service period or annually in three equal installments, as determined by employee level, and have a ten-year expiration period. RS and TSR units vest on the completion of a three-year service period.

The fair value of RS corresponds to the closing price of ITT common stock on the date of grant. The fair value of each NQO grant was estimated on the date of grant, using a binomial lattice pricing model that incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following table details the weighted average assumptions used to measure fair value and the resulting grant date fair value.

Dividend yield	1.60%
Expected volatility	34.10%
Expected life (in years)	6.9
Risk-free rates	1.40%
Grant date fair value	$6.71

Expected volatilities for option grants were based on a peer average of historical and implied volatility. ITT uses historical data to estimate option exercise and employee termination behavior within the valuation model. Option characteristics, such as vesting terms, are considered separately for valuation purposes. The expected life represents an estimate of the period of time options are expected to remain outstanding. The expected life provided above represents the weighted average of options granted with differing vesting terms. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of option grant.

The fair value of TSR units is measured on a quarterly basis and corresponds to ITT’s total shareholder return as compared to the total shareholder return of companies within the S&P Mid-Cap Capital Goods composite, subject to a multiplier which includes a maximum and minimum payout. The relative performance ranking calculated is adjusted to reflect expected volatility over the remaining term of the award using a Monte Carlo simulation.

During the first quarter of 2012, 2.1 stock options were exercised resulting in proceeds of $35. Restrictions on 0.3 shares of RS granted in 2009 lapsed on March 5, 2012.

NOTE 15

CAPITAL STOCK

On October 27, 2006, a three-year $1 billion share repurchase program was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. During the first quarter of 2012, we repurchased 2.15 shares of common stock at an aggregate cost of $49 to offset the dilution caused by recent exercises of employee stock options. We have recorded a $13 liability for 0.6 share repurchases that did not settle prior to March 31, 2012 which is included in the aggregate cost. To date under the $1 billion share repurchase program, the Company has repurchased 5.7 shares for $480, including commissions.

Separate from the $1 billion share repurchase program, the Company repurchased 0.1 shares and 0.1 shares for an aggregate price of $2 and $5, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units during the first quarter of 2012 and 2011, respectively.

NOTE 16

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

As of March 31, 2012, there were 95,682 open claims against ITT, including Goulds Pumps, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

	2012	2011
Pending claims – January 1	105,486	103,575
New claims	1,032	1,339
Settlements	(345)	(475)
Dismissals	(10,491)	(761)
Pending claims – March 31	95,682	103,678

Frequently, plaintiffs are unable to identify any ITT or Goulds Pumps product as a source of asbestos exposure. In addition, in a large majority of claims pending against the Company, plaintiffs are unable to demonstrate any injury. Many of the pending claims have been placed on inactive dockets (including 29,429 claims in Mississippi). Our experience to date is that a substantial portion of resolved claims are dismissed without payment by the Company. As a result, management believes that a large majority of the pending claims have little or no value. In the first quarter of 2012, approximately 10,000 pending claims, substantially all of which were filed in Mississippi and were inactive, were dismissed. Because claims are sometimes dismissed in large groups, the average cost per resolved claim as well as the number of open claims can fluctuate significantly from period to period.

Income Statement Charges

In the third quarter, we conduct an annual study with the assistance of outside consultants to review and update the underlying assumptions used in our asbestos liability and related asset estimates. During this study, the underlying assumptions are updated based on our actual experience since our last annual study, a reassessment of the appropriate reference period of years of experience used in determining each assumption and our expectations regarding future conditions, including inflation. As part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent qualitative and quantitative data available for the key inputs and assumptions, comparing the data to the expectations on which the most recent annual liability and asset estimates were based. The table below summarizes the net asbestos charges for the quarters ended March 31, 2012 and 2011.

	2012		2011
	Pre-tax	After-tax	Pre-tax	After-tax
Continuing operations	$13	$8	$16	$12
Discontinued operations	—	—	3	2
Total	$13	$8	$19	$14

Changes in Financial Position

The Company’s estimated undiscounted asbestos exposure, net of expected recoveries from insurers and other responsible parties, for the resolution of all pending claims and claims estimated to be filed in the next 10 years was $711 and $714 as of March 31, 2012 and December 31, 2011, respectively. The following table provides a rollforward of the estimated asbestos liability and related assets for the quarter ended March 31, 2012.

	Liability	Asset	Net
Balance as of December 31	$1,668	$954	$714
Changes in estimate during the period:
Continuing operations	22	9	13
Discontinued operations	4	4	—
Net cash activity	(34)	(18)	(16)
Balance as of March 31	$1,660	$949	$711
Current portion	138	118
Noncurrent portion	1,522	831

The asbestos liability and related receivables are based management’s best estimate of future events. However, future events affecting the key factors and other variables for either the asbestos liability or the related receivables could cause actual costs and recoveries to be materially higher or lower than currently estimated. Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims which may be filed beyond the next 10 years, it is not possible to predict the ultimate outcome of the cost of resolving all pending and unasserted asbestos claims. We believe it is possible that future events affecting the key factors and other variables within the next 10 years, as well as the cost of asbestos claims filed beyond the next 10 years, net of expected recoveries, could have a material adverse effect on our financial position, results of operations and cash flows.

Environmental

In the ordinary course of business, we are subject to federal, state, local, and foreign environmental laws and regulations. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and site remediation. These sites are in various stages of investigation and/or remediation and in many of these proceedings our liability is considered de minimis. We have received notification from the U.S. Environmental Protection Agency, and from similar state and foreign environmental agencies, that a number of sites formerly or currently owned and/or operated by ITT, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under federal and state environmental laws and regulations.

The following table illustrates the activity related to our accrued liabilities for environmental matters for the quarter ended March 31, 2012.

Environmental liability – December 31	$102
Accruals added during the period	—
Change in estimates for pre-existing accruals	2
Payments	(3)
Environmental liability – March 31	$101

The following table illustrates the reasonably possible low and high end range of estimated liability, and number of active sites for environmental matters at March 31, 2012.

Low-end range	$81
High end range	$172
Number of active environmental investigation and remediation sites	66

While actual costs to be incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, we do not anticipate changes in our estimated liabilities for identified sites will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Other Matters

The Company is involved in coverage litigation with various insurers seeking recovery of costs incurred in connection with certain environmental and product liabilities. In a suit filed in 1991, ITT Corporation, et al. v. Pacific Indemnity Corporation et al, Sup. Ct., Los Angeles County, we are seeking recovery of costs related to environmental losses. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. For several years, the case was on appeal before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims made by ITT. In 2011, ITT filed a Motion for Summary Judgment on Pacific Indemnity’s obligation to pay defense costs. That motion is currently pending before the court. Mandatory settlement conferences are anticipated to be held in 2012.

On February 13, 2003, we commenced an action, Cannon Electric, Inc. v. Affiliated FM Ins. Co., Sup. Ct., Los Angeles County, seeking recovery of costs related to asbestos product liability losses described above. During this coverage litigation, we entered into coverage-in-place settlement agreements with ACE, Wausau and Utica Mutual dated April 2004, September 2004, and February 2007, respectively. These agreements provide specific coverage for the Company’s legacy asbestos liabilities. In the first quarter of 2012, Goulds Pumps agreed to resolve its claims against Fireman’s Fund and reached an agreement-in-principle to resolve its claims with another insurer. In January 2012, ITT and Goulds Pumps filed a putative class action against Travelers Casualty and Surety Company (ITT Corporation and Goulds Pumps, Inc., v. Travelers Casualty and Surety Company (f/k/a Aetna Casualty and Surety Company)), alleging that Travelers is unilaterally reinterpreting language contained in older Aetna policies so as to avoid paying on asbestos claims. We continue to negotiate settlement agreements with other insurers, where appropriate.

On December 20, 2011, the Ad Hoc Committee of ITT Bondholders filed a Complaint in New York State court alleging that ITT breached the early redemption provisions of certain bonds issued in 2009. In 2009, ITT issued $500 in bonds maturing in 2019 at an interest rate of 6.125%. The documents governing the bonds contained certain provisions governing early redemptions. On September 20, 2011, ITT notified the holders of the debt that it intended to redeem the bonds on October 20, 2011 in accordance with the terms of the governing documents. On October 18, 2011, the redemption price was disclosed. The Plaintiffs contend that ITT used an improper discount rate in calculating the redemption price and otherwise failed to comply with required redemption procedures. The Plaintiffs allege damages in excess of $5 million and further allege that if such damages are extended to all holders of these bonds, the damages would be in excess of $15 million. The costs associated with this matter, if any, will be shared with Exelis and Xylem in accordance with the Distribution Agreement (21% ITT, 39% Exelis and 40% Xylem). Management believes that this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 17

SEGMENT INFORMATION

The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. Our four reportable segments are referred to as: Industrial Process, Motion Technologies, Interconnect Solutions and Control Technologies.

Industrial Process manufactures engineered fluid process equipment serving a diversified mix of customers in global infrastructure industries such as oil & gas, mining, power generation, chemical and other process markets and is an aftermarket service provider.

Motion Technologies manufactures friction materials, shock absorber and damping technologies for the global automotive, truck, trailer and public bus and rail transportation markets.

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

Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as asbestos and environmental liabilities, that are managed at a corporate level and are not included in segment results when evaluating performance or allocating resources. Assets of the segments exclude general corporate assets, which principally consist of cash, company owned life insurance, deferred tax assets, asbestos-related receivables and certain property, plant and equipment.

	Revenue		Operating Income		Operating Margin
Three Months Ended March 31	2012	2011	2012	2011	2012	2011
Industrial Process	$226	$168	$22	$21	9.7%	12.5%
Motion Technologies	180	184	27	28	15.0%	15.2%
Interconnect Solutions	93	108	2	11	2.2%	10.2%
Control Technologies	79	78	13	13	16.5%	16.7%
Total segment results	$578	$538	$64	$73	11.1%	13.6%
Asbestos-related costs, net	—	—	(13)	(16)	—	—
Transformation costs	—	—	(5)	(60)	—	—
Eliminations / Corporate and Other costs	(1)	(5)	(9)	(7)	—	—
Total Eliminations / Corporate and Other costs	$(1)	$(5)	$(27)	$(83)	—	—
Total	$577	$533	$37	$(10)	6.4%	(1.9)%

	Total Assets		Capital Expenditures		Depreciation & Amortization
Three Months Ended March 31	2012	2011(a)	2012	2011	2012	2011
Industrial Process	$664	$624	$3	$2	$4	$3
Motion Technologies	504	431	7	5	6	7
Interconnect Solutions	352	343	1	2	2	2
Control Technologies	418	411	1	1	3	3
Corporate and Other	1,811	1,862	1	5	2	3
Total	$3,749	$3,671	$13	$15	$17	$18

(a)	Amounts reflect balances as of December 31, 2011.

NOTE 18

IMMATERIAL CORRECTIONS

During the fourth quarter of 2011, management concluded the previously issued consolidated financial statements required adjustments to reflect certain immaterial corrections. The Company revised amounts previously reported in the consolidated financial statements to reflect certain adjustments, primarily related to income taxes, cumulative translation adjustments, and other adjustments, related to previously unrecorded immaterial adjustments identified during the preparation of prior years’ financial statements. Certain of these adjustments had an impact on the previously reported first quarter 2011 financial statements. Prior to the distribution of Exelis and Xylem, the Company had evaluated and concluded that the identified amounts were not material to any of its previously issued financial statements. Although management believes the amounts, individually and in the aggregate, were, and continue to be, immaterial to prior periods, management concluded that the prior period corrections to the post-Distribution financial statements are appropriate.

As a result of these adjustments, basic and diluted earnings per share were adjusted by $(0.03) for the first quarter of 2011, which includes $(0.04) related to discontinued operations. The impact of these adjustments is detailed in the table below.

QUARTER ENDED MARCH 31, 2011	As Previously Reported with Reclassification For Discontinued Operations (Note 4)	Adjustments	As Adjusted and with Reclassification For Discontinued Operations
Cost of sales	$364	$1	$365
Gross profit	169	(1)	168
General and administrative expenses	48	(3)	45
Operating income (loss)	(12)	2	(10)
Income (loss) from continuing operations before income tax expense	(37)	2	(35)
Income (loss) from continuing operations	(23)	1	(22)
Income from discontinued operations	147	(4)	143
Net income	$124	$(3)	$121

The adjustments had no effect on any of the subtotals within the Consolidated Condensed Statement of Cash Flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In millions, except per share amounts, unless otherwise stated)

OVERVIEW

ITT Corporation (references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries) is a diversified manufacturer of highly engineered critical components and customized technology solutions for industrial end-markets. Building on its heritage of innovation, ITT partners with its customers to deliver enduring solutions to the key industries that underpin our modern way of life. We manufacture key components that are integral to the operation of systems and manufacturing processes in the industrial, transportation, energy and aerospace markets. Our products provide enabling functionality for applications where reliability and performance are critically important for our customers and the end users of their products.

Our businesses share a common, repeatable operating model. Each business applies technology and engineering expertise to solve our customers’ most pressing challenges. Our applied engineering adeptness provides a superior business fit with our customers given the critical nature of their applications. This in turn provides us with a strong degree of knowledge of our customers’ requirements and how we can help them to achieve their business goals. Our technology and customer intimacy in tandem produce opportunities to capture recurring revenue streams, aftermarket opportunities and long lived original equipment manufacturer (OEM) platforms.

Our product and service offerings are organized into four segments: Industrial Process, Motion Technologies, Interconnect Solutions (ICS), and Control Technologies. Our segments generally operate with strong niche positions in large, attractive markets where specialized engineered solutions are required to support large industrial and transportation customer needs.

Industrial Process manufactures engineered fluid process equipment serving a diversified mix of customers in global infrastructure industries such as oil & gas, mining, power generation, chemical and other process-markets and is an aftermarket service provider.

Motion Technologies manufactures friction materials, shock absorber and damping technologies for the global automotive, truck, trailer and public bus and rail transportation markets.

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

On October 31, 2011 (the Distribution Date), ITT completed the spin-off of Exelis Inc. (Exelis), formerly ITT’s Defense and Information Solutions segment, and Xylem Inc. (Xylem), formerly ITT’s water-related business, by way of a distribution (the Distribution) of all of the issued and outstanding shares of Exelis common stock and Xylem common stock, on a pro rata basis, to ITT shareholders of record on October 17, 2011 (the Record Date). On the Distribution Date, each ITT shareholder received one share of Exelis common stock and one share of Xylem common stock for every share of ITT common stock held on the Record Date. Exelis and Xylem are now independent companies trading on the New York Stock Exchange under the symbols “XLS” and “XYL”, respectively. The Distribution was made pursuant to a Distribution Agreement, dated October 25, 2011, among ITT, Exelis and Xylem (the Distribution Agreement). The net assets and results of Exelis and Xylem prior to the Distribution are classified as discontinued operations. See Note 3, “Company Transformation,” to the Consolidated Condensed Financial Statements for further information on the Distribution.

Executive Summary

ITT reported revenue of $577 for the quarter ended March 31, 2012, an increase of 8.3% from $533 reported in 2011. Operating income for the first quarter of 2012 was $37, representing a $47 increase from the prior year that reflect a $55 decline in costs related to the Transformation. Income (loss) generated from continuing operations during the first quarter was $10 and $(22), or $0.11 and $(0.23) per diluted share for 2012 and 2011, respectively.

Adjusted income from continuing operations was $37 for the first quarter of 2012, reflecting an increase of $6, or 19.4%, compared to the prior year adjusted amount. Our adjusted income from continuing operations for the first quarter of 2012 translated into $0.39 per diluted share as compared to $0.34 per diluted share from the first quarter of 2011. Adjusted income from continuing operations for the first quarter of 2011 includes interest expense of $18 ($11 net of tax, $0.12 per share) associated with debt that was extinguished in October 2011. See the “Key Performance Indicators and Non-GAAP Measures,” section included within Management’s Discussion and Analysis for a reconciliation of the adjusted non-GAAP measures.

Additional highlights for the first quarter of 2012 include the following:

■	Strong oil & gas, chemical and mining project activity within our Industrial Process segment drove consolidated revenue growth of $44 or 8.3%.

■	Free cash flow of $61, representing an increase of $99 over the prior year

■	Repurchased 2.25 shares of common stock

■	Contributed $32 to our U.S. pension plans, including $15 in discretionary contributions.

■

Completed an upgrade/expansion of our Salto, Brazil Industrial Process facility and made significant progress on the development of a new $10 Motion Technologies production and research facility in Wuxi, China.

Further details related to these results are contained in the Results of Operations section.

Key Performance Indicators and Non-GAAP Measures

Management reviews key performance indicators including revenue, segment operating income and margins, earnings per share, orders growth, and backlog, among others. In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions and share repurchases. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

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

■

“adjusted segment operating income” defined as operating income, adjusted to exclude costs incurred in connection with the Transformation and restructuring charges and “adjusted segment operating margin” defined as adjusted segment operating income divided by total revenue.

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

	2012	2011
Income (loss) from continuing operations(a)	$10	$(22)
Transformation costs, net of tax	4	40
Net asbestos-related charges, net of tax	8	12
Restructuring and asset impairment charges, net of tax	—	1
Tax-related special items(b)	15	—
Adjusted income from continuing operations	$37	$31
Income (loss) from continuing operations per diluted share	$0.11	$(0.23)
Adjusted income from continuing operations per diluted share	$0.39	$0.34

(a)	Loss from continuing operations for the first quarter of 2011 includes interest expense associated with debt that was extinguished in October 2011 of $18 ($11 net of tax, $0.12 per share).

(b)

Tax-related special items for the quarter ended March 31, 2012 primarily relate to the recognition of an additional valuation allowance against U.S. deferred tax assets and to the Company’s inability to record tax benefits on losses in certain foreign tax jurisdictions. See Note 5, “Income Taxes” to our Consolidated Condensed Financial Statements for further information.

■

“free cash flow” is defined as net cash provided by operating activities less capital expenditures, cash payments for Transformation costs, net asbestos cash flows and other significant items that impact current results which management believes are not related to our ongoing operations and performance. Due to other financial obligations and commitments, the entire free cash flow may not be available for discretionary purposes. A reconciliation of free cash flow is provided below.

	2012	2011
Net cash provided by operating activities	$18	$(45)
Capital expenditures(a)	(12)	(15)
Transformation cash payments	30	15
Net asbestos cash flows	16	7
Discretionary pension contribution, net of tax	9	—
Free cash flow	$61	$(38)

(a)

Capital expenditures represents capital expenditures as reported in the Statement of Cash Flows, less capital expenditures associated with the Transformation of $1 and $0 during the first quarter of 2012 and 2011.

DISCUSSION OF FINANCIAL RESULTS

Quarter Ended March 31

	2012	2011	Change
Revenue	$577	$533	8.3%
Gross profit	173	168	3.0%
Gross margin	30.0%	31.5%	(150	)bp
Operating expenses	136	178	(23.6)%
Expense to revenue ratio	23.6%	33.4%	(980	)bp
Operating income (loss)	37	(10)	470.0%
Operating margin	6.4%	(1.9)%	830	bp
Interest and non-operating expenses, net	2	25	(92.0)%
Income tax expense (benefit)	25	(13)	(292.3)%
Effective tax rate	71.4%	37.1%	3,430	bp
Income (loss) from continuing operations	10	(22)	145.5%
Income (loss) from discontinued operations, net of tax	(7)	143	(104.9)%
Net income	3	121	(97.5)%

REVENUE

Revenue for the first quarter 2012 increased $44 or 8.3%, as significant growth within our Industrial Process segment was partially offset by lower revenue from our Interconnect Solutions segment. The following table illustrates the first quarter 2012 and 2011 revenue of our business segments. See below for further discussion of year-over-year revenue activity at the segment level.

	2012	2011	Change
Industrial Process	$226	$168	34.5%
Motion Technologies	180	184	(2.2)%
Interconnect Solutions	93	108	(13.9)%
Control Technologies	79	78	1.3%
Eliminations	(1)	(5)	(80.0)%
Total Revenue	$577	$533	8.3%

The following table illustrates revenue generated with a specific country or region for the quarter ended March 31, 2012 and 2011, and the corresponding percentage change.

	2012	2011	% Change
United States	$216	$199	8.5%
Germany	70	77	(9.1)%
France	33	34	(2.9)%
Other developed markets	104	97	7.2%
Total developed markets	423	407	3.9%
South and Central America(a)	50	34	47.1%
Eastern Europe and Russia	29	22	31.8%
Middle East and Africa	25	21	19.0%
China and Hong Kong	25	31	(19.4)%
Other emerging markets	25	18	38.9%
Total emerging markets	154	126	22.2%
Total Revenue	$577	$533	8.3%

(a)	Includes Mexico

The following table illustrates the impact from organic growth, recent acquisitions, and fluctuations in foreign currency, in relation to consolidated revenue during the first quarter of 2012.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2011 Revenue	$168	$184	$108	$78	$(5)	$533
Organic growth	50	4	(13)	1	4	46	8.6%
Acquisitions/(divestitures), net	7	—	(1)	—	—	6	1.1%
Foreign currency translation	1	(8)	(1)	—	—	(8)	(1.4)%
Total change in revenue	58	(4)	(15)	1	4	44	8.3%
2012 Revenue	$226	$180	$93	$79	$(1)	$577

Industrial Process

The Industrial Process segment generated revenue growth of $58 or 34.5% during the quarter, reflecting growth in all regions and markets as compared to the first quarter of 2011, with a high portion of the growth coming from project-related shipments. Within the North American region, from which approximately 55% of the segment’s revenue is derived, revenue increased 21.3% or $22, with growth across the various end-markets. Within the South and Central American region revenue increased 73.6% or $17, primarily due to the delivery of large project pumps for the mining market. In addition, the acquisition of Blakers Pump Engineers Unit Trust (Blakers) in October 2011 provided an additional $7 of revenue in the first quarter of 2012.

Motion Technologies

Motion Technologies first quarter revenue declined by $4, or 2.2%, which included an $8 unfavorable impact from foreign currency translation. On an organic basis revenue grew by 2.2% or $4 for the quarter primarily driven by our Friction Technologies business which had an increased volume of premium original equipment manufacturer (OEM) brake pads. Regionally, the year-over-year revenue results reflect growth from market share gains in the U.S. and China, as well as a change in the destination of certain shipments to two significant customers which has reduced 2012 revenue results within Western Europe by approximately $5 with a corresponding increase to results within Eastern Europe.

Industry data suggests that aggregate car sales in Western European Union countries fell by 7.7% during the first quarter of 2012 as compared to the first quarter of 2011, with significant declines in France and Italy. Similar declines are currently forecasted within this region throughout the remainder of 2012. Although this trend is expected to impact the volume of our friction materials revenues, we expect that our Motion Technologies business will experience slight growth during the remainder of 2012. Our growth expectation in the down market is based on two factors; 1) our original equipment (OE) positions on premium automotive platforms that continue to exhibit year-over-year production growth and 2) the strength of our aftermarket business, including OE replacement parts, which typically benefit from an aging of vehicles in service.

Interconnect Solutions

Interconnect Solutions first quarter revenue declined by $15, or 13.9%, primarily driven by a general weakness in the global connector industry combined with a year-over-year decrease within the communications market from lower production rates at a major smartphone customer and share declines in a specific communications application. Our year-over-year comparisons also reflected declines in the aerospace and transportation markets. Results within the aerospace market were further impacted by the BIW aerospace product line divesture in the second quarter of 2011.

Control Technologies

The Control Technologies segment generated first quarter revenue growth of $1, or 1.3%. First quarter 2011 revenue included $4 related to a first class seat program on a Chinese rail infrastructure project which was suspended in the third quarter of 2011 resulting in no revenue from the program in the first quarter of 2012. For the year ended 2011, we recognized revenue of $16 from the Chinese rail infrastructure project and are not currently forecasting any revenue from this project during 2012. Revenue from the remaining Control Technologies businesses increased approximately 6% year-over-year.

GROSS PROFIT

Gross profit for the first quarter 2012 was $173, representing a $5 increase, or 3.0% from 2011, which was primarily driven by increased sales volumes that was partially offset by an unfavorable product mix shift related to a higher mix of project business at Industrial Process. The following table illustrates the first quarter 2012 and 2011 gross profit and gross margin results of our segments.

	2012	2011	Change
Industrial Process	$69	$56	23.2%
Motion Technologies	48	48	—
Interconnect Solutions	26	35	(25.7)%
Control Technologies	30	29	3.4%
Total gross profit	$173	$168	3.0%
Gross margin:
Consolidated	30.0%	31.5%	(150	)bp
Industrial Process	30.5%	33.3%	(280	)bp
Motion Technologies	26.7%	26.1%	60	bp
Interconnect Solutions	28.0%	32.4%	(440	)bp
Control Technologies	38.0%	37.2%	80	bp

Industrial Process gross profit increased $13 or 23.2% during the first quarter of 2012 due to increased sales volumes, while gross margin decreased 280 basis points from unfavorable product pricing attributable to the competitive project business environment and a mix shift toward the project business in the first quarter 2012. We anticipate a continued mix shift toward the project business in the second quarter of 2012 followed by a trend reversal in the second half of 2012.

Motion Technologies gross profit for the quarter was flat as compared to the prior year, as a year-over-year rise in commodity costs was offset by actions taken by our Global Supply Chain Services program. However, our continued ability to offset the rising costs of commodities will become increasingly limited if the prices of commodities, such as steel, copper and tin, continue to escalate. Gross margin for the first quarter of 2012 increased 60 basis points compared to the prior year, primarily due to the impact of the commodity cost actions on a slightly lower revenue base.

Interconnect Solutions gross profit decreased by $9 or 25.7%, representing a 440 basis point decline to gross margin, during the first quarter of 2012 primarily due to reduced sales volumes. In addition, gross margin was negatively impacted by approximately 130 basis points due to changes in product/market mix primarily due to the revenue loss within the communications market associated with our Universal Contact product. We anticipate that our margins will begin to improve during the second half of 2012 primarily from volume growth, continued penetration in emerging markets and beneficial product mix during the second half of 2012.

Control Technologies gross profit increased $1 or 3.4% during the first quarter of 2012, representing an 80 basis point improvement from the prior year, primarily due to net cost reductions from productivity and sourcing initiatives as well as lean operational improvements.

OPERATING EXPENSES

Operating expenses decreased 23.6% during the first quarter of 2012 to $136, primarily attributable to a reduction in Transformation costs of $55. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	2012	2011	Change
Sales and marketing expenses	$48	$41	17.1%
General and administrative expenses	53	45	17.8%
Research and development expenses	17	16	6.3%
Asbestos-related costs, net	13	16	(18.8)%
Transformation costs	5	60	(91.7)%
Total operating expenses	$136	$178	(23.6)%
By Segment:
Industrial Process	$47	$35	34.3%
Motion Technologies	21	20	5.0%
Interconnect Solutions	24	24	—
Control Technologies	17	16	6.3%
Corporate & Other	27	83	(67.5)%

Sales and marketing expenses increased by $7 or 17.1% during the first quarter of 2012, primarily from our Industrial Process segment which incurred increased commission and other selling expenses associated with the rise in revenue as well as additional costs from our fourth quarter 2011 acquisition of Blakers.

General and administrative expenses increased by $8 or 17.8% during the first quarter of 2012, primarily from our Industrial Process segment related to additional costs from the acquisition of Blakers, an increase in investments in technology and for the lost leverage resulting from the Distribution related to higher standalone facility and infrastructure costs.

Asbestos-Related Costs, Net

During the first quarter of 2012, we recognized net asbestos related costs of $13, reflecting a decrease of $3 compared to the prior year. As part of our annual asbestos measurement process, the underlying assumptions used to estimate asbestos liabilities and potential recoveries are estimated based on our experience since our last detailed review, the appropriate reference period of years of experience used in determining each assumption is reassessed, and our expectations regarding future conditions are evaluated. The net asbestos-related costs primarily reflect the recognition of incremental asbestos liabilities and related asbestos assets to maintain our rolling 10-year projection of unasserted claims. The year-over-year decrease is due to a benefit realized from an agreement-in-principle reached with an insurer during the first quarter of 2012.

The net asbestos expense is primarily recorded within Corporate and Other; however, an additional net asbestos expense of $0 and $3, for the quarter ended March 31, 2012 and 2011, respectively, associated with businesses that were disposed of a number of years ago, and is reported within discontinued operations in our Consolidated Condensed Financial Statements. See Note 16, “Commitments and Contingencies,” in our Notes to the Consolidated Condensed Financial Statements for further information on our asbestos-related liabilities and assets.

Transformation Costs

During the quarters ended March 31, 2012 and 2011, we recognized expenses of $12 and $85, respectively, in connection with the Transformation. We have presented $5 and $60 of the Transformation costs within income from continuing operations and $7 and $25 within income from discontinued operations, for the quarters ended March 31, 2012 and 2011, respectively. The components of Transformation costs included within income from continuing operations during 2012 and 2011 are presented below.

	2012	2011
Transformation Costs:
Asset impairments(a)	$—	$55
Advisory fees	1	—
Lease termination and other real estate costs	—	3
Other costs	4	2
Total transformation costs	$5	$60
(a)	Includes $55 non-cash impairment charge related to a decision to discontinue development of an information technology consolidation Initiative.

The Company expects to incur additional cash and non-cash Transformation costs during the remainder of 2012 of approximately $5 to $10, net of tax, primarily consisting of advisory fees. The Company anticipates net after-tax cash outflows during the remainder of 2012 of approximately $20 to $25.

The Company also expects to incur approximately $5 to $15, net of tax, during the remainder of 2012 to reposition the post-Transformation organization to its optimal structure. Cash outflows for these repositioning actions are expected to be approximately $15 to $25, net of tax, during the remainder of 2012. The costs and cash outflows primarily consist of advisory fees, IT infrastructure improvements and other cost reduction actions.

OPERATING INCOME

We generated operating income of $37 during the first quarter of 2012, a $47 or 470.0% change from the prior year, primarily reflecting a $55 decline in costs related to the Transformation. Operating margin increased to 6.4% for 2012, a year-over-year increase of 830 basis points, including a 1,040 basis point impact from Transformation costs. The following table illustrates the 2012 and 2011 operating income results of our segments, including operating margin results.

	2012	2011	Change
Industrial Process	$22	$21	4.8%
Motion Technologies	27	28	(3.6)%
Interconnect Solutions	2	11	(81.8)%
Control Technologies	13	13	—
Segment operating income	64	73	(12.3)%
Asbestos-related costs, net	(13)	(16)	18.8%
Transformation costs	(5)	(60)	91.7%
Corporate and Other	(9)	(7)	(28.6)%
Total operating income	$37	$(10)	470.0%
Operating margin:
Consolidated	6.4%	(1.9)%	830	bp
Segment operating margin	11.1%	13.6%	(250	)bp
Industrial Process	9.7%	12.5%	(280	)bp
Motion Technologies	15.0%	15.2%	(20	)bp
Interconnect Solutions	2.2%	10.2%	(800	)bp
Control Technologies	16.5%	16.7%	(20	)bp

Industrial Process operating income during the first quarter of 2012 increased 4.8% as compared to the first quarter of 2011, however operating margin decreased 280 basis points from 12.5% to 9.7%. The benefits from increased sales volumes and net cost reductions from productivity, sourcing and Value Based Lean Six Sigma (VBLSS) initiatives were offset by pricing, mix shift, lost leverage resulting from the Distribution related to a higher cost structure and increased spending on productivity initiatives.

Motion Technologies operating income decreased $1 or 3.6% during the first quarter of 2012, including a $2 unfavorable impact from foreign currency fluctuations. In addition to items noted in the gross profit section, operating income was unfavorably impacted by start-up costs incurred on the development of a new production and research facility in Wuxi, China.

Interconnect Solutions operating income decreased $9 or 81.8% during the first quarter of 2012 primarily due to reduced sales volumes and unfavorable change in product mix.

Control Technologies operating income during the first quarter of 2012 was flat as compared to the prior year as net cost reductions from productivity, sourcing and VBLSS initiatives were offset by an unfavorable product mix shift and increased spending on productivity initiatives.

INTEREST AND NON-OPERATING EXPENSES, NET

	2012	2011	Change
Interest expense	$2	$25	(92.0)%
Interest income	(1)	(1)	—
Miscellaneous (income) expense, net	1	1	—
Total interest and non-operating expenses, net	$2	$25	(92.0)%

Interest expense decreased by $23 during the first quarter of 2012, due to the extinguishment of $1.25 billion of long-term debt during the fourth quarter of 2011 which resulted in lower interest costs during the first quarter of 2012.

INCOME TAX EXPENSE

For the quarter ended March 31, 2012, the Company recognized income tax expense of $25 representing an effective tax rate of 71.4% as compared to an income tax benefit of $13, an effective tax rate of 37.1%, for the three months ended March 31, 2011. The higher tax rate recorded in 2012 was mainly due to the recognition of a valuation allowance against U.S. deferred tax assets and the inability of the Company to record tax benefits on losses in certain foreign tax jurisdictions.

We recorded a valuation allowance related to current U.S. deferred tax assets in the first quarter of 2012 primarily because of a determination that current year temporary differences expected to reverse in future years will not be recognized as the Company will be unable to carry-back such amounts to prior years.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX

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

Quarter Ended March 31, 2011	Exelis	Xylem	Other(a)	Total
Revenue	$1,347	$886	$—	$2,233
Transformation costs	4	3	18	25
Earnings (loss) before income taxes	134	96	(20)	210
Income tax expense (benefit)	45	29	(7)	67
Income (loss) from discontinued operations	89	66	(12)	143
(a)	Amounts presented in the “Other” column within the tables above relate to various divested ITT businesses accounted for as discontinued operations in the year of divestiture for which legacy liabilities remain, as well as certain Transformation costs which were directly related to the Distribution that provide no future benefit to the Company. See Note 3, “Company Transformation” for further information.

The loss from discontinued operations for the quarter ended March 31, 2012 of $7 primarily related to costs incurred in connection with the Distribution that qualified for classification within discontinued operations.

LIQUIDITY

Funding and Liquidity Strategy

Our funding needs are monitored and strategies are executed to meet overall liquidity requirements, including the management of our capital structure on both a short- and long-term basis. Historically, we have generated operating cash flow sufficient to fund our working capital, dividends, capital expenditures and financing requirements. Subsequent to the Distribution, while our ability to generate cash flows is more limited, we expect to fund our ongoing working capital, dividends, capital expenditures and financing requirements through cash flows from operations and cash on hand, accessing the commercial paper market and utilizing our borrowing capacity under the 2011 Revolving Credit Agreement (see Credit Facility section below). If our access to the commercial paper market were adversely affected, we believe that alternative sources of liquidity, including our 2011 Revolving Credit Agreement would be sufficient to meet our short-term funding requirements.

We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. We have and may continue to transfer cash from certain international subsidiaries to the United States and other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the United States; however, in connection with the Distribution we reviewed our domestic and foreign cash profile, expected future cash generation and investment opportunities and determined that certain previously undistributed foreign earnings would no longer be considered indefinitely reinvested outside the United States. Such undistributed foreign earnings have not been remitted to the United States and the timing of such remittance, if any, is currently under evaluation.

The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2012, we declared a dividend of $0.091 per share for shareholders of record on March 16, 2012.

Significant factors that affect our overall management of liquidity include, the adequacy of commercial paper and supporting bank lines of credit, and the ability to attract long-term capital on satisfactory terms. We assess these factors along with current market conditions on a continuous basis, and as a result, may alter the mix of our short- and long-term financing when it is advantageous to do so.

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

Credit Facilities

Effective October 31, 2011 we replaced a three-year revolving $1.5 billion credit agreement (August 2010 Credit Facility) with a new four-year revolving $500 credit agreement (the 2011 Revolving Credit Agreement). The 2011 Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of funding for the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The interest rate for borrowings under the 2011 Revolving Credit Agreement is generally based on the London Interbank Offered Rate (LIBOR), plus a spread, which reflects our debt rating. The provisions of the 2011 Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined, of at least 3.0 times and a leverage ratio, as defined, of not more than 3.0 times. At March 31, 2012, our interest coverage ratio and leverage ratio were well within the prescribed thresholds.

Asbestos

Based on the estimated undiscounted asbestos liability as of March 31, 2012 (for claims filed or estimated to be filed through March of 2022), we have estimated that we will be able to recover 57% of the asbestos indemnity and defense costs for pending claims as well as unasserted claims estimated to be filed over the next 10 years from our insurers or other responsible parties. However, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended and such cash payments will continue for a number of years past 2022 due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. In addition, because there are gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers and prior insurance settlements, and our expectation that certain policies from some of our primary insurers will exhaust within the next 10 years, actual insurance reimbursements vary from period to period and the anticipated recovery rate is expected to decline over time. Future recoverability rates may be impacted by other factors, such as future insurance settlements, unforeseen insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.

Subject to these inherent uncertainties, it is expected that future annual cash payments, net of recoveries related to pending asbestos claims and unasserted claims estimated to be filed within the next 10 years, will extend through approximately 2026 due to the length of time between the filing of a claim and its resolution. Certain of our primary coverage-in-place agreements are expected to exhaust in the next twelve months, which will result in higher net cash outflows for the short-term. These annual net cash outflows are projected to average $10 to $20, net of tax benefits over the next five years, as compared to an average of approximately $6, net of tax benefits in the past three years, and increase to an average of approximately $35 to $45, net of tax benefits over the remainder of the projection period. Recovery rates for the tenth year of our model are currently projected to be approximately 29% of cash spent on indemnity and defense costs.

In light of the uncertainties and variables inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims for years beyond the next 10 years at this time. Accordingly, no liability or related asset has been recorded for any costs which may be incurred for claims asserted subsequent to 2022.

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

Sources and Uses of Liquidity

Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities, as well as net cash derived from discontinued operations, for the three months ended March 31, 2012 and 2011.

	2012	2011
Operating Activities	$18	$(45)
Investing Activities	(12)	(13)
Financing Activities	14	17
Foreign Exchange	19	5
Total net cash flow from continuing operations	$39	$(36)
Net cash from discontinued operations	(1)	78
Net change in cash and cash equivalents	$38	$42

Net cash provided by operating activities was $18 for the first quarter of 2012, representing an increase of $63 from the comparable prior year period. The increase in operating cash flow was primarily attributable to the collection of a $103 U.S. federal tax refund, an increase in net deferred and accrued tax liabilities and higher income from continuing operations, offset in part by a $15 discretionary contribution to the U.S. pension plans, an acceleration of the 2012 required minimum U.S. pension funding into the first quarter and an increase in cash payments for Transformation costs and asbestos indemnity and defense costs. In addition, accounts receivable consumed an additional $15 of cash primarily due to delays in customer payments at Motion Technologies.

Payments for asbestos indemnity and defense costs are subject to significant volatility on a quarterly basis due to the timing of defense activities, the nature, timing and amount of resolutions resulting in indemnity payments, delays between when a settlement with a plaintiff is agreed to and when the payment to a plaintiff is made, the timing and amount of reimbursements from insurers and other responsible parties, gaps in our insurance portfolio due to uninsured periods and prior insurance settlements, and the exhaustion of certain policies from our primary insurers. Certain of our primary coverage-in-place agreements are expected to exhaust in 2012, which will result in higher net cash outflows for the short-term.

The Company anticipates net after-tax cash outflows for Transformation costs during the remainder of 2012 of approximately $20 to $25. The Company also expects cash outflows for repositioning actions to be approximately $15 to $25, net of tax, during the remainder of 2012. The Transformation and repositioning cash outflows primarily consist of advisory fees, IT infrastructure improvements and other cost reduction actions.

Net cash used in investing activities decreased by $1 in the first quarter of 2012 as compared to 2011 due to lower capital expenditures.

Net cash provided by financing activities in the first quarter of 2012 decreased by $3 from 2011. The decrease was primarily related to lower net proceeds from the issuance of commercial paper and an increase in share repurchase activities. These were offset by lower aggregate dividend payments due to the Distribution of Exelis and Xylem as well as the occurrence of two dividend payments in the first quarter of 2011.

First quarter share repurchases at a cost of $38, together with additional share repurchases at a cost of $38 in April, are intended to offset actual and forecasted dilution in 2012 associated with the exercise of employee stock options and other stock-based compensation actions. Any future repurchase activity will be based on a number of factors, including changes to dilution forecasts and ongoing market conditions.

We expect to receive U.S. federal income tax refunds over the remainder of 2012 aggregating approximately $103 for contributions to the U.S. Salaried Retirement Plan which was distributed to Exelis at the Distribution Date, net operating losses and research and development tax credits generated during 2011. In addition, we expect to receive a $25 U.S. federal income tax refund in early 2013 for the carryback of foreign tax credits to prior years. Pursuant to the Tax Matters Agreement, $85 of the $128 aggregate expected refund is owed to Exelis.

Funding of Postretirement Plans

At March 31, 2012, our global postretirement benefit plans were underfunded by $296, of which $106 relates to pension plans, including $50 for non-U.S. plans which are typically not funded due to local regulations, and $190 relates to other postretirement benefit plans. Funding requirements under IRS rules are a major consideration in making contributions to our U.S. postretirement benefit plans. With respect to U.S. qualified postretirement benefit plans, we intend to contribute annually not less than the minimum required by applicable law and regulations. At March 31, 2012, the U.S. qualified pension plans were approximately 85% funded, as compared to 69% at December 31, 2011.

During the first quarter of 2012, we contributed $32 to our U.S. pension plans, including a $15 discretionary contribution and $17 in required 2012 contributions. We do not expect to make additional contributions to our U.S. pension plans during the remainder of 2012 as the required 2012 contributions were accelerated to the first quarter of 2012.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of ITT’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the Consolidated Condensed Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the 2011 Annual Report describes the critical accounting estimates used in preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the information concerning ITT’s critical accounting estimates as stated in our 2011 Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the Act). These forward-looking statements include statements that describe our business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. Factors that could cause results to differ materially from those anticipated include:

■	Uncertainties with respect to our estimation of asbestos liability exposures, third party recoveries and net cash flows;
■	Economic, political and social conditions in the countries in which we conduct our businesses;
■	Changes in U.S. or International sales and operations;
■	Contingencies related to actual or alleged environmental contamination, claims and concerns;
■	Decline in consumer spending;
■	Revenue mix and pricing levels;
■	Availability of adequate labor, commodities, supplies and raw materials;
■	Foreign currency exchange rate fluctuations;
■	Changes in government regulations and compliance therewith;
■	Competition, industry capacity and production rates;
■	Declines in orders or sales as a result of industry or geographic downturns;
■	Ability of third parties, including our commercial partners, counterparties, financial institutions and insurers, to comply with their commitments to us;
■	Our ability to borrow and availability of liquidity sufficient to meet our needs;
■	Changes in the recoverability of goodwill or intangible assets;
■	Our ability to achieve stated synergies or cost savings from acquisitions or divestitures;
■	The number of personal injury claims filed against the Company or the degree of liability;
■	Our ability to effect restructuring and cost reduction programs and realize savings from such actions;
■	Changes in our effective tax rate as a result in changes in the geographic earnings mix, valuation allowances, tax examinations or disputes, tax authority rulings or changes in applicable tax laws;
■	Changes in technology;
■	Intellectual property matters;
■	Potential future postretirement benefit plan contributions and other employment and pension matters;
■	Susceptibility to market fluctuations and costs as a result of becoming a smaller, more focused company after the Distribution; and
■	Changes in generally accepted accounting principles.

We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A. “Risk Factors,” for further discussion pertaining to known and unknown risk affecting the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning market risk as stated in our 2011 Annual Report.

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

From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to personal injury claims, environmental exposures, intellectual property matters, commercial or contractual disputes, sometimes related to acquisitions or divestitures, and employment and pension matters. We will continue to defend vigorously against all claims. See information provided below and Note 16 to the Consolidated Condensed Financial Statements for further information.

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

We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next ten years is not reasonably estimable due to a number of factors. As of March 31, 2012, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,660, including expected legal fees, and an associated asset of $949, which represents estimated recoveries from insurers and other responsible parties, resulting in a net asbestos exposure of $711.

Other Matters

On December 20, 2011, the Ad Hoc Committee of ITT Bondholders filed a Complaint in New York State court alleging that ITT breached the early redemption provisions of certain bonds issued in 2009. In 2009, ITT issued $500 in bonds maturing in 2019 at an interest rate of 6.125%. The documents governing the bonds contained certain provisions governing early redemptions. On September 20, 2011, ITT notified the holders of the debt that it intended to redeem the bonds on October 20, 2011 in accordance with the terms of the governing documents. On October 18, 2011, the redemption price was disclosed. The Plaintiffs contend that ITT used an improper discount rate in calculating the redemption price and otherwise failed to comply with required redemption procedures. The Plaintiffs allege damages in excess of $5 million and further allege that if such damages are extended to all holders of these bonds, the damages would be in excess of $15 million. The costs associated with this matter, if any, will be shared with Exelis and Xylem in accordance with the Distribution Agreement (21% ITT, 39% Exelis and 40% Xylem). Management believes that this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There has been no material change in the information concerning risk factors as disclosed in our 2011 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(IN MILLIONS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
1/1/12 - 1/31/12	—	—	—	$569
2/1/12 - 2/29/12	—	—	—	$569
3/1/12 - 3/31/12	2.25	$22.82	2.15	$520

(1)	Average price paid per share is calculated on a settlement basis and excludes commissions.

(2)	On October 27, 2006, a three-year $1 billion share repurchase program was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. As of March 31, 2012, we had repurchased 5.7 million shares for $480, including commissions, under the $1 billion share repurchase program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, pay dividends, execute strategic acquisitions and repurchase common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) See the Exhibit Index for a list of exhibits filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Corporation

(Registrant)

By:	/s/ JANICE M. KLETTNER
Janice M. Klettner
Vice President and Chief Accounting Officer
(Principal accounting officer)

May 4, 2012

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.01)*	ITT Corporation Form of 2012 Non-Qualified Stock Option Agreement (Band A Employees)	Filed herewith.

(10.02)*	ITT Corporation Form of 2012 Non-Qualified Stock Option Agreement (Non-Band A Employees)	Filed herewith.

(10.03)*	ITT Corporation Form of 2012 Restricted Stock Unit Agreement	Filed herewith.

(10.04)*	ITT Corporation Form of 2012 TSR Award Agreement	Filed herewith.

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(101)	The following materials from ITT Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Income Statements, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements	Submitted electronically with this report.

*	Management compensatory plan