Form 10-Q
period 2012-06-30
ITT Corp
filed 2012-08-03
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 23, 2012, there were outstanding 92.4 million shares of common stock ($1 par value per share) of the registrant.

ITT CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED INCOME STATEMENTS (UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months		Six Months
For the Periods Ended June 30	2012	2011	2012	2011
Revenue	$567.5	$552.4	$1,144.4	$1,085.5
Costs of revenue	393.8	376.4	797.8	741.4
Gross profit	173.7	176.0	346.6	344.1
Sales and marketing expenses	46.9	43.9	95.1	85.3
General and administrative expenses	37.9	48.2	91.9	92.5
Research and development expenses	17.1	17.0	33.8	33.5
Asbestos-related costs, net	9.7	15.6	22.3	31.5
Transformation costs	4.4	4.7	9.3	64.4
Operating income	57.7	46.6	94.2	36.9
Interest and non-operating expenses, net	3.4	18.2	5.0	43.6
Income (loss) from continuing operations before income tax expense	54.3	28.4	89.2	(6.7)
Income tax expense (benefit)	37.6	9.7	62.3	(3.9)
Income (loss) from continuing operations	16.7	18.7	26.9	(2.8)
Income (loss) from discontinued operations, including tax benefit (expense) of $(0.9), $(64.5), $0.3 and $(131.6), respectively	0.1	151.0	(6.9)	293.8
Net income	$16.8	$169.7	$20.0	$291.0

Earnings (Loss) Per Share:
Basic:
Continuing operations	$0.18	$0.20	$0.29	$(0.03)
Discontinued operations	—	1.63	(0.08)	3.17
Net income	$0.18	$1.83	$0.21	$3.14
Diluted:
Continuing operations	$0.18	$0.20	$0.28	$(0.03)
Discontinued operations	—	1.62	(0.07)	3.17
Net income	$0.18	$1.82	$0.21	$3.14
Weighted average common shares – basic	92.8	92.6	93.4	92.5
Weighted average common shares – diluted	93.9	93.4	94.7	92.5
Cash dividends declared per common share	$0.091	$0.50	$0.182	$1.00

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months		Six Months
FOR THE PERIODS ENDED JUNE 30	2012	2011	2012	2011
Net income	$16.8	$169.7	$20.0	$291.0
Other comprehensive income:
Net foreign currency translation adjustment	(45.5)	56.3	(15.4)	174.9
Net change in postretirement benefit plans, net of tax impacts of $0.0, $11.9, $0.0 and $23.7, respectively	2.9	19.8	14.4	39.6
Net change in unrealized gains on investment securities, net of tax impacts of $0.0, $2.9, $0.0 and $6.6, respectively	—	(4.8)	—	(10.9)
Other comprehensive income	(42.6)	71.3	(1.0)	203.6
Comprehensive (loss) income	$(25.8)	$241.0	$19.0	$494.6
Disclosure of reclassification adjustments:
Net change in postretirement benefit plans, net of tax:
Amortization of prior service costs, net of tax benefit of $0.0, $0.2, $0.0 and $0.5, respectively	$0.2	$0.4	$0.4	$0.8
Amortization of net actuarial loss, net of tax benefit of $0.0, $11.7, $0.0 and $23.2, respectively	2.7	19.4	5.2	38.8
Unrealized change in net actuarial loss, net of tax expense of $0.0	—	—	8.8	—
Net change in postretirement benefit plans, net of tax	$2.9	$19.8	$14.4	$39.6
Net change in unrealized gains on investment securities, net of tax:
Unrealized losses arising during period, net of tax benefit of $0.0, $0.2, $0.0 and $0.5, respectively	$—	$(0.3)	$—	$(0.8)
Gains realized during the period, net of tax expense of $0.0, $2.7, $0.0 and $6.1, respectively	—	(4.5)	—	(10.1)
Net change in unrealized gains on investment securities, net of tax	$—	$(4.8)	$—	$(10.9)

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$739.1	$689.9
Receivables, net	464.5	396.1
Inventories, net	259.7	253.9
Other current assets	366.3	421.8
Total current assets	1,829.6	1,761.7
Plant, property and equipment, net	320.9	324.1
Goodwill	511.0	510.4
Other intangible assets, net	80.5	87.8
Asbestos-related assets	824.0	821.3
Other non-current assets	137.6	166.2
Total non-current assets	1,874.0	1,909.8
Total assets	$3,703.6	$3,671.5
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$426.2	$363.6
Accrued and other current liabilities	495.7	470.4
Total current liabilities	921.9	834.0
Postretirement benefits	279.5	315.4
Asbestos-related liabilities	1,526.8	1,529.1
Other non-current liabilities	284.7	298.2
Total non-current liabilities	2,091.0	2,142.7
Total liabilities	3,012.9	2,976.7
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share (103.8 and 104.1 shares issued, respectively(a)) Outstanding – 92.4 shares and 93.5 shares, respectively(a)	92.2	93.1
Retained earnings	850.5	852.6
Total accumulated other comprehensive loss	(252.0)	(250.9)
Total shareholders’ equity	690.7	694.8
Total liabilities and shareholders’ equity	$3,703.6	$3,671.5

(a)	Shares issued and outstanding include unvested restricted common stock of 0.2 at June 30, 2012 and 0.5 at December 31, 2011.

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN MILLIONS)

FOR THE SIX MONTHS ENDED JUNE 30	2012	2011
Operating Activities
Net income	$20.0	$291.0
Less: (Loss) income from discontinued operations	(6.9)	293.8
Income (loss) from continuing operations	26.9	(2.8)
Adjustments to income (loss) from continuing operations:
Depreciation and amortization	34.0	36.0
Stock-based compensation	5.8	7.1
Asbestos-related costs, net	22.3	31.5
Transformation costs	9.3	64.4
Asbestos-related payments, net	(16.3)	(12.0)
Transformation-related payments	(40.3)	(57.4)
Contributions to pension plans	(32.8)	(4.0)
Changes in assets and liabilities:
Change in receivables	(60.9)	(79.2)
Change in inventories	(8.1)	(26.3)
Change in accounts payable	4.5	38.8
Change in accrued expenses	(8.7)	6.2
Change in accrued and deferred income taxes	134.7	(130.7)
Other, net	32.7	(40.8)
Net Cash – Operating activities	103.1	(169.2)
Investing Activities
Capital expenditures	(29.7)	(37.1)
Proceeds from sale of discontinued operations and other assets	0.3	4.6
Other, net	0.7	(0.6)
Net Cash – Investing activities	(28.7)	(33.1)
Financing Activities
Short-term debt, net	37.8	64.0
Long-term debt, repaid	(0.2)	(1.1)
Repurchase of common stock	(76.8)	(5.4)
Issuance of common stock	35.7	41.4
Dividends paid	(17.2)	(138.3)
Distribution of Exelis and Xylem, net	—	215.4
Tax impact from equity compensation activity	3.6	4.3
Other, net	1.7	—
Net Cash – Financing activities	(15.4)	180.3
Exchange rate effects on cash and cash equivalents	(10.3)	3.0
Discontinued operations:
Operating activities	0.5	376.0
Investing activities	—	(68.0)
Financing activities	—	(225.4)
Exchange rate effects on cash and cash equivalents	—	63.9
Net Cash – Discontinued operations	0.5	146.5
Net change in cash and cash equivalents	49.2	127.5
Cash and cash equivalents – beginning of year	689.9	1,032.3
Cash and cash equivalents – end of period	739.1	1,159.8
Less: Cash and cash equivalents of discontinued operations – end of period	—	(973.7)
Cash and Cash Equivalents of Continuing Operations – End of Period	$739.1	$186.1
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the year for:
Interest	$0.7	$42.3
Income taxes, net of refunds received	$(89.5)	$152.7

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

NOTE 1

DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

ITT Corporation is a global industrial company specializing in the engineering and manufacture of critical components in the industrial, transportation, energy and aerospace markets. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT operates through four segments: Industrial Process consisting of industrial pumping and complementary equipment; Motion Technologies consisting of friction and shock & vibration equipment; Interconnect Solutions consisting of electronic connectors; and Control Technologies consisting of fluid and motion control devices and vibration and shock isolation products.

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

The Distribution

On October 31, 2011 (the Distribution Date), ITT Corporation completed the legal and structural separation of Exelis Inc. (Exelis, previously referred to as ITT’s Defense & Information Solutions segment) and Xylem Inc. (Xylem, previously referred to as ITT’s water-related businesses) from the Company into two independent, publicly traded companies via a tax-free pro rata distribution to its shareholders consisting of all the shares of common stock of Exelis and all the shares of common stock of Xylem (the Distribution). The Distribution was made pursuant to a Distribution Agreement, dated October 25, 2011, among ITT, Exelis and Xylem (the Distribution Agreement). With the completion of these separations, the Company disposed of its water-related businesses and Defense segment in their entirety and ceased to consolidate their financial position and results of operations in its consolidated financial statements. Accordingly, these financial statements have been reclassified to present the results of operations and cash flows of Exelis and Xylem as discontinued operations in all periods presented. For further information on the discontinued operations of Exelis and Xylem, see Note 4, “Discontinued Operations.”

1:2 Reverse Stock Split

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

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, asbestos-related liabilities and recoveries from insurers and other responsible parties, revenue recognition, income tax contingency accruals and valuation allowances, projected benefit obligations for postretirement plans, goodwill and other intangible asset impairment testing, environmental liabilities and recoveries from insurers, allowance for doubtful accounts and inventory valuation. Actual results could differ from these estimates.

Environmental-Related Liabilities and Assets

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

The Company has also recorded an environmental-related asset, comprised of an insurance receivable, during the second quarter of 2012. The environmental-related asset represents our best estimate of probable recoveries from third parties for costs incurred in past periods, as well as costs estimated to be incurred in future periods. In developing this estimate, the Company reviews the expected levels of future cost recovery, the financial viability of the insurance companies, the sites and claims covered by those policies, and our interpretation of the various policy and contract terms and limits. See Note 16, Commitments and Contingencies, for additional information.

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

NOTE 3

COMPANY TRANSFORMATION

In connection with activities taken to complete the Distribution and to create the revised organizational structure we recognized pre-tax expenses of $5.2 and $62.8 during the three months ended June 30, 2012 and 2011, respectively, and pre-tax expenses of $17.5 and $146.6 during the six months ended June 30, 2012 and 2011, respectively (referred to herein as transformation costs). Transformation costs presented within income from discontinued operations are costs directly related to the Distribution that provide no future benefit to the Company. The components of transformation costs incurred during the three and six month periods ended June 30, 2012 and 2011 are presented below.

	2012			2011
Three Months Ended June 30	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Advisory fees	$1.8	$0.1	$1.9	$—	$22.0	$22.0
IT costs	1.3	—	1.3	—	21.2	21.2
Employee retention and other compensation costs	0.1	—	0.1	2.8	5.1	7.9
Other costs	1.2	0.7	1.9	1.9	9.8	11.7
Transformation costs before income tax expense (benefit)	4.4	0.8	5.2	4.7	58.1	62.8
Tax-related separation costs	—	—	—	0.3	13.6	13.9
Tax benefit	(1.7)	(0.2)	(1.9)	(2.1)	(27.5)	(29.6)
Total transformation costs, net of tax benefit	$2.7	$0.6	$3.3	$2.9	$44.2	$47.1

	2012			2011
Six Months Ended June 30	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Asset impairment(a)	$—	$—	$—	$55.0	$—	$55.0
Advisory fees	2.8	6.3	9.1	—	43.0	43.0
IT costs	1.9	1.0	2.9	—	21.9	21.9
Employee retention and other compensation costs	1.1	—	1.1	3.7	6.9	10.6
Other costs	3.5	0.9	4.4	5.7	10.4	16.1
Transformation costs before income tax expense (benefit)	9.3	8.2	17.5	64.4	82.2	146.6
Tax-related separation costs	—	—	—	0.3	13.6	13.9
Tax benefit	(3.1)	(1.1)	(4.2)	(22.1)	(30.0)	(52.1)
Total transformation costs, net of tax benefit	$6.2	$7.1	$13.3	$42.6	$65.8	$108.4

(a)	Reflects a $55.0 non-cash impairment charge related to a decision to discontinue development of an information technology consolidation initiative.

The table included below provides a rollforward of accrued transformation costs for the six months ended June 30, 2012.

Transformation accrual – December 31, 2011	$33.9
Charges for actions during the period:
Continuing operations	9.3
Discontinued operations	8.2
Cash payments	(40.3)
Transformation accrual – June 30, 2012	$11.1

NOTE 4

DISCONTINUED OPERATIONS

On October 31, 2011, the Company completed the Distribution of Exelis and Xylem (see Note 1). ITT was designated as the accounting and legal spinnor with respect to the Distribution. While we are a party to a Distribution Agreement and several other agreements, including a Tax Matters Agreement, Benefits and Compensation Matters Agreement and Master Transition Services Agreement, we have determined that we do not have significant continuing involvement in the operations of Exelis or Xylem, nor do we expect significant continuing cash flows from Exelis or Xylem. As a result, the operating results of Exelis and Xylem through the date of the Distribution have been classified in the Consolidated Condensed Financial Statements as discontinued operations for all periods presented.

Amounts presented for the three and six months ended June 30, 2011 have been adjusted to reflect certain immaterial corrections to the amounts previously reported in the consolidated financial statements. See Note 18, “Immaterial Corrections,” for further information.

The tables below provide the results of discontinued operations through the date of disposal or distribution and certain transformation costs that were incurred by ITT but qualified for classification within discontinued operations.

Three Months Ended June 30, 2011	Exelis	Xylem	Other(a)	Total
Revenue	$1,484.7	$970.8	$—	$2,455.5
Transformation costs	8.8	17.6	31.7	58.1
Earnings (loss) before income taxes	122.7	125.6	(32.8)	215.5
Income tax expense (benefit)	45.1	26.7	(7.3)	64.5
Income (loss) from discontinued operations	77.6	98.9	(25.5)	151.0

Six Months Ended June 30, 2011	Exelis	Xylem	Other(a)	Total
Revenue	$2,832.1	$1,861.1	$—	$4,693.2
Transformation costs	12.4	20.9	48.9	82.2
Earnings (loss) before income taxes	256.6	221.8	(53.0)	425.4
Income tax expense (benefit)	89.7	56.8	(14.9)	131.6
Income (loss) from discontinued operations	166.9	164.9	(38.0)	293.8

(a)

Amounts presented in the “Other” column in the tables above relate to various divested ITT businesses accounted for as discontinued operations in the year of divestiture for which legacy liabilities remain, as well as certain transformation costs which were directly related to the Distribution that provide no future benefit to the Company. See Note 3, “Company Transformation” for further information.

Income (loss) from discontinued operations was $0.1 and $(6.9) for the three and six month periods ended June 30, 2012, respectively. These results include costs incurred in connection with the Distribution that qualified for classification within discontinued operations and net asbestos-related expenses related to a business we disposed of a number of years ago.

NOTE 5

INCOME TAXES

For the three months ended June 30, 2012, the Company recognized income tax expense of $37.6 representing an effective tax rate of 69.2% as compared to an income tax expense of $9.7, an effective tax rate of 34.2%, for the three months ended June 30, 2011. For the six months ended June 30, 2012, the Company recognized income tax expense of $62.3 representing an effective tax rate of 69.8% as compared to an income tax benefit of $3.9, an effective tax rate of 58.2%, for the six months ended June 30, 2011. The higher tax rate recorded in 2012 was mainly due to the recognition of a valuation allowance against deferred tax assets. We recorded a valuation allowance related to current U.S. deferred tax assets in the first and second quarters of 2012 primarily because of a determination that it is more likely than not that the current year temporary differences expected to reverse in future years will not be realized as the Company does not expect to be able to carry back such amounts to prior years.

Pursuant to the Tax Matters Agreement, certain expected income tax refunds will be shared with Exelis and Xylem. At June 30, 2012, $85.3 of our $134.1 income tax receivable relates to contributions made by Exelis subsequent to the Distribution Date to ITT’s former U.S. Salaried Retirement Plan which transferred to Exelis at the Distribution Date. Income tax receivables associated with the U.S. Salaried Retirement Plan that are payable to Exelis in accordance with the Tax Matters Agreement have been presented within accounts payable. On July 6, 2012, the Surface Transportation Extension Act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (MAP-21), was signed into law by President Obama. MAP-21, in part, modified certain elections related to the timing of tax deductions associated with pension plan contributions. The Company and Exelis are evaluating the effect of MAP-21 on the income tax receivables and payables associated with the post-Distribution contributions to the U.S. Salaried Retirement Plan.

In July 2012, the Company reached a preliminary audit settlement with the U.S. Internal Revenue Service (IRS) for the tax years ending December 31, 2007 and 2008. The Company expects to pay approximately $9.9 to the IRS associated with the settlement. As a result of the preliminary audit settlement and the lapsing of the statute of limitations, over the next 12 months it is reasonably possible that the total amount of unrecognized tax benefits could decrease. The Company is currently evaluating the impact of the preliminary audit settlement on its consolidated financial statements.

NOTE 6

EARNINGS PER SHARE

The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings (loss) per share from continuing operations for the three and six month periods ended June 30, 2012 and 2011. The presentation gives effect to the 1:2 Reverse Stock Split, which occurred after market close on October 31, 2011.

For the Periods Ended June 30	Three Months		Six Months
(in millions, except per share amounts)	2012	2011	2012	2011
Income (loss) from continuing operations	$16.7	$18.7	$26.9	$(2.8)
Weighted average common shares outstanding	92.6	92.0	93.1	91.9
Add: Weighted average restricted stock awards outstanding(a)	0.2	0.6	0.3	0.6
Basic weighted average common shares outstanding	92.8	92.6	93.4	92.5
Add: Dilutive impact of stock options	1.1	0.8	1.3	N/A
Diluted weighted average common shares outstanding	93.9	93.4	94.7	92.5
Basic earnings (loss) per share from continuing operations	$0.18	$0.20	$0.29	$(0.03)
Diluted earnings (loss) per share from continuing operations	$0.18	$0.20	$0.28	$(0.03)

(a)

Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings (loss) per share for the three and six month periods ended June 30, 2012 and 2011 because they were anti-dilutive.

	Three Months		Six Months
For the Periods Ended June 30	2012	2011	2012	2011
Anti-dilutive stock options	2.0	0.8	1.9	1.5
Average exercise price	$21.52	$113.48	$21.42	$94.50
Years of expiration	2014-2022	2014-2021	2014-2022	2012-2021

NOTE 7

RECEIVABLES, NET

	June 30, 2012	December 31, 2011
Trade accounts receivable	$420.1	$361.1
Notes receivable	4.6	7.3
Other	53.2	40.8
Receivables, gross	477.9	409.2
Allowance for doubtful accounts	(13.4)	(13.1)
Receivables, net	$464.5	$396.1

NOTE 8

INVENTORIES, NET

	June 30, 2012	December 31, 2011
Finished goods	$56.2	$61.9
Work in process	53.9	49.1
Raw materials	125.8	124.7
Total product inventory	235.9	235.7
Inventoried costs related to long-term contracts	79.1	65.4
Less – progress payments	(55.3)	(47.2)
Inventoried costs related to long-term contracts, net	23.8	18.2
Inventories, net	$259.7	$253.9

NOTE 9

OTHER CURRENT AND NON-CURRENT ASSETS

	June 30, 2012	December 31, 2011
Asbestos-related current assets	$117.8	$132.9
Income tax receivable	134.1	164.5
Current deferred income taxes	49.8	24.8
Prepaid income taxes	19.9	40.3
Other	44.7	59.3
Other current assets	$366.3	$421.8
Deferred income tax	$7.1	$45.4
Other employee benefit-related assets	80.7	79.2
Capitalized software costs	11.6	13.3
Other	38.2	28.3
Other non-current assets	$137.6	$166.2

NOTE 10

PLANT, PROPERTY AND EQUIPMENT, NET

	June 30, 2012	December 31, 2011
Land and improvements	$16.8	$17.2
Buildings and improvements	164.6	163.1
Machinery and equipment	744.4	737.7
Furniture, fixtures and office equipment	61.7	61.8
Construction work in progress	43.1	46.5
Other	7.9	8.2
Plant, property and equipment, gross	1,038.5	1,034.5
Less – accumulated depreciation	(717.6)	(710.4)
Plant, property and equipment, net	$320.9	$324.1

Depreciation expense of $13.4 and $26.4 was recognized in the three and six month periods ended June 30, 2012, respectively, and $14.2 and $28.0 for the three and six month periods ended June 30, 2011, respectively.

NOTE 11

GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table provides a rollforward of the carrying amount of goodwill for the six months ended June 30, 2012 by segment.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total
Goodwill — December 31, 2011	$193.2	$46.9	$72.3	$198.0	$510.4
Adjustments to purchase price allocations	2.5	—	—	—	2.5
Foreign currency	(0.4)	(1.1)	(0.4)	—	(1.9)
Goodwill — June 30, 2012	$195.3	$45.8	$71.9	$198.0	$511.0

Other Intangible Assets, Net

	June 30, 2012			December 31, 2011
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET INTANGIBLES	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET INTANGIBLES
Customer relationships	$74.7	$(26.5)	$48.2	$77.2	$(23.6)	$53.6
Proprietary technology	19.5	(7.5)	12.0	19.6	(6.7)	12.9
Trademarks	2.8	(1.8)	1.0	2.9	(1.7)	1.2
Patents and other	4.9	(2.8)	2.1	5.2	(2.3)	2.9
Indefinite-lived intangibles	17.2	—	17.2	17.2	—	17.2
Other Intangible Assets	$119.1	$(38.6)	$80.5	$122.1	$(34.3)	$87.8

Amortization expense related to finite-lived intangible assets was $2.2 and $4.6 for the three and six month periods ended June 30, 2012, respectively, and $2.1 and $4.2 for the three and six month periods ended June 30, 2011, respectively. Estimated amortization expense for the remaining six months of 2012 and each of the five succeeding years is as follows:

Remaining 2012	$4.4
2013	8.7
2014	7.3
2015	7.0
2016	6.8
2017 and thereafter	29.1
Total	$63.3

NOTE 12

ACCRUED AND OTHER CURRENT LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	June 30, 2012	December 31, 2011
Compensation and other employee-related benefits	$140.9	$171.7
Asbestos-related liability	135.4	139.0
Customer-related liabilities	36.4	32.3
Accrued warranty costs	26.2	26.0
Accrued income taxes	53.6	23.0
Environmental liabilities and other legal matters	23.7	19.4
Short-term borrowings	40.3	2.4
Other accrued liabilities	39.2	56.6
Accrued and other current liabilities	$495.7	$470.4
Deferred income taxes and other tax-related accruals	$134.3	$136.4
Environmental liabilities	85.7	90.6
Compensation and other employee-related benefits	40.3	45.5
Other	24.4	25.7
Other non-current liabilities	$284.7	$298.2

NOTE 13

POSTRETIREMENT BENEFIT PLANS

The following tables provides the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three and six month periods ended June 30, 2012 and 2011.

	2012			2011
Three Months Ended June 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$1.6	$0.5	$2.1	$1.7	$0.5	$2.2
Interest cost	4.1	2.2	6.3	4.0	2.3	6.3
Expected return on plan assets	(5.0)	(0.2)	(5.2)	(4.7)	(0.1)	(4.8)
Amortization of prior service cost	0.2	—	0.2	0.3	—	0.3
Amortization of net actuarial loss	1.6	1.1	2.7	0.9	0.6	1.5
Net periodic benefit cost (income)	$2.5	$3.6	$6.1	$2.2	$3.3	$5.5

	2012			2011
Six Months Ended June 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost
Service cost	$2.9	$1.1	$4.0	$3.3	$1.1	$4.4
Interest cost	7.7	4.5	12.2	8.0	4.7	12.7
Expected return on plan assets	(9.1)	(0.3)	(9.4)	(9.4)	(0.3)	(9.7)
Amortization of prior service cost (benefit)	0.5	(0.1)	0.4	0.6	(0.1)	0.5
Amortization of net actuarial loss	3.1	2.1	5.2	1.7	1.2	2.9
Net periodic benefit cost (income)	$5.1	$7.3	$12.4	$4.2	$6.6	$10.8

During the six months ended June 30, 2012, we contributed $32.8 to our U.S. pension plans. We expect to make additional contributions totaling $0.5 million to our U.S. pension plans during the remainder of 2012.

In connection with the 2012 contributions, during the first quarter of 2012 we performed a remeasurement of our projected benefit obligations and plan assets for our U.S. pension plans. As a result of the remeasurement, the funded status of our U.S. pension plans improved by $41.2 and an after-tax adjustment of $8.8 was recorded to unrecognized actuarial loss included in accumulated other comprehensive income. At June 30, 2012, in the aggregate, ITT’s net postretirement liability was $293.1.

NOTE 14

LONG-TERM INCENTIVE EMPLOYEE COMPENSATION

Our long-term incentive awards program (LTIP) comprises three components: non-qualified stock options (NQOs), restricted stock (RS) and a target cash award (TSR). We account for NQOs and RS as equity-based compensation awards. TSR awards are cash settled and accounted for as liability-based compensation. LTIP employee compensation costs are primarily recorded within general and administrative expenses, and are reduced by an estimated forfeiture rate. The following table provides the components of these costs for the three and six month periods ended June 30, 2012 and 2011.

	Three Months		Six Months
For the Periods Ended June 30	2012	2011	2012	2011
Share-based compensation expense, equity-based awards	$3.0	$3.6	$5.8	$7.1
Share-based compensation expense, liability-based awards	(0.2)	1.0	0.4	2.3
Total share-based compensation expense in operating income (loss)	2.8	4.6	6.2	9.4
Less: tax benefit	1.1	1.6	2.2	3.3
Share-based compensation expense, net of tax	$1.7	$3.0	$4.0	$6.1

At June 30, 2012, there was $25.3 of unrecognized compensation cost related to non-vested NQOs and RS. This cost is expected to be recognized ratably over a weighted-average period of 2.3 years.

Year-to-Date 2012 LTIP Activity

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

The fair value of RS corresponds to the closing price of ITT common stock on the date of grant. The fair value of each NQO grant was estimated on the date of grant using a binomial lattice pricing model that incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following table details the weighted average assumptions used to measure fair value and the resulting grant date fair value.

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

During the six month period ended June 30, 2012, 2.2 stock options were exercised resulting in proceeds of $35.7, and restrictions on 0.4 shares of RS lapsed.

NOTE 15

CAPITAL STOCK

On October 27, 2006, a three-year $1 billion share repurchase program was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. To offset the dilution caused by recent exercises of employee stock options we repurchased 1.1 shares of common stock for $24.6 during the three months ended June 30, 2012, resulting in aggregate repurchases of 3.3 shares of common stock for $73.6 for the six months of 2012. No shares were repurchased under the 2006 Share Repurchase Program during either the three or six month periods ending June 30, 2011. To date, under the 2006 Share Repurchase Program, the Company has repurchased 6.8 shares for $504.3, including commissions.

Separate from the 2006 Share Repurchase Program, the Company repurchased 0.1 shares and 0.1 shares for an aggregate price of $3.2 and $5.4, during the six months ended June 30, 2012 and 2011, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

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

As of June 30, 2012, there were 96,023 open claims against ITT, including Goulds Pumps, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

For the Six Months Ended June 30	2012	2011
Pending claims – Beginning	105,486	103,575
New claims	2,093	2,829
Settlements	(602)	(731)
Dismissals	(10,954)	(1,357)
Pending claims – Ending	96,023	104,316

Frequently, plaintiffs are unable to identify any ITT or Goulds Pumps product as a source of asbestos exposure. In addition, in a large majority of claims pending against the Company, plaintiffs are unable to demonstrate any injury. Many of the pending claims reflected above have been placed on inactive dockets (including 29,431 claims in Mississippi). Our experience to date is that a substantial portion of resolved claims are dismissed without payment by the Company. As a result, management believes that a large majority of the pending claims have little or no value. In the six month period ended June 30, 2012, 10,954 pending claims, substantially all of which were filed in Mississippi and were inactive, were dismissed. Because claims are sometimes dismissed in large groups, the average cost per resolved claim as well as the number of open claims can fluctuate significantly from period to period.

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

In addition to the charges associated with our annual measurement, we record a net asbestos charge each quarter to maintain a rolling 10 year forecast period. During the second quarter of 2012, we received a distribution totaling $8.3 from certain insolvent insurers. As a result, we reduced our asbestos related asset by $2.5 and recognized $5.8 in continuing operations as a reduction to the net asbestos charge for the quarter.

The tables below summarize the net asbestos charges for the three and six months ended June 30, 2012 and 2011.

	2012		2011
Three Months Ended June 30	Pre-tax	After-tax	Pre-tax	After-tax
Continuing operations	$9.6	$5.9	$15.9	$10.7
Discontinued operations	0.7	0.4	—	—
Total	$10.3	$6.3	$15.9	$10.7

	2012		2011
Six Months Ended June 30	Pre-tax	After-tax	Pre-tax	After-tax
Continuing operations	$22.3	$13.5	$31.5	$19.8
Discontinued operations	0.7	0.5	2.8	1.8
Total	$23.0	$14.0	$34.3	$21.6

Changes in Financial Position

The Company’s estimated undiscounted asbestos exposure, net of expected recoveries from insurers and other responsible parties, for the resolution of all pending claims and claims estimated to be filed in the next 10 years was $720.4 and $713.7 as of June 30, 2012 and December 31, 2011, respectively. The following table provides a rollforward of the estimated asbestos liability and related assets for the six months ended June 30, 2012.

	Liability	Asset	Net
Balance as of December 31, 2011	$1,667.9	$954.2	$713.7
Changes in estimate during the period:
Continuing operations	42.0	19.7	22.3
Discontinued operations	7.8	7.1	0.7
Net cash activity	(55.5)	(39.2)	(16.3)
Balance as of June 30, 2012	$1,662.2	$941.8	$720.4
Current portion	135.4	117.8
Noncurrent portion	1,526.8	824.0

The asbestos liability and related receivables reflect management’s best estimate of future events. However, future events affecting the key factors and other variables for either the asbestos liability or the related receivables could cause actual costs or recoveries to be materially higher or lower than currently estimated. Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims which may be filed beyond the next 10 years, it is not possible to predict the ultimate cost of resolving all pending and unasserted asbestos claims. We believe it is possible that future events affecting the key factors and other variables within the next 10 years, as well as the cost of asbestos claims filed beyond the next 10 years, net of expected recoveries, could have a material adverse effect on our financial position, results of operations and cash flows.

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

The following table provides a rollforward of the estimated environmental liability and related assets for the six months ended June 30, 2012.

	Liability	Asset	Net
Environmental liability – December 31, 2011	$101.8	$—	$101.8
Change in estimates for pre-existing accruals:
Continuing operations	1.7	6.7	(5.0)
Discontinued operations	(0.8)	1.5	(2.3)
Accruals added during the period for new matters	—	—	—
Payments	(5.8)	—	(5.8)
Environmental liability – June 30, 2012	$96.9	$8.2	$88.7

The following table illustrates the reasonably possible range of estimated liability, and number of active sites for environmental matters, at June 30, 2012.

Low-end estimate	$77.5
High end estimate	$167.3
Number of active environmental investigation and remediation sites	66

While actual costs to be incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, we do not anticipate changes in our estimated liabilities for identified sites will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In the second quarter of 2012, the Company recorded an asset related to an insurance policy that is responsive to environmental exposures. The asset reflects the Company’s best estimate of costs that are expected to be reimbursed by the insurer for past costs incurred and costs expected to be incurred in the future subject to the various policy terms and limits. The timing and amount of reimbursements will vary and may not be received in the same periods as costs are incurred. Historically, we had not recorded an asset for potential recoveries because future receipts were not considered probable due to uncertainties associated with the interpretation of policy terms, the insurer’s cost review and approval process, and the pattern of performance of the insurer. Over the past several months, the performance of the insurer stabilized and agreements on coverage for certain sites were resolved with the insurer. Based on these events, combined with a longer history of experience with the insurer the Company determined it was probable that the insurer would perform in the future in accordance with the terms of the policy and that the amount of potential recovery could be reasonably estimated. Of the $8.2 asset recorded in the second quarter of 2012, $6.7 was recognized in income from continuing operations, while the remaining $1.5 was reflected in income from discontinued operations.

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

On February 13, 2003, we commenced an action, Cannon Electric, Inc. v. Affiliated FM Ins. Co., Sup. Ct., Los Angeles County, seeking recovery of costs related to asbestos product liability losses described above. During this coverage litigation, we entered into coverage-in-place settlement agreements with ACE, Wausau and Utica Mutual dated April 2004, September 2004, and February 2007, respectively. These agreements provide specific coverage for the Company’s legacy asbestos liabilities. In the first quarter of 2012, Goulds Pumps resolved its claims against Fireman’s Fund and reached an agreement-in-principle to resolve its claims with another insurer. In January 2012, ITT and Goulds Pumps filed a putative class action against Travelers Casualty and Surety Company (ITT Corporation and Goulds Pumps, Inc., v. Travelers Casualty and Surety Company (f/k/a Aetna Casualty and Surety Company)), alleging that Travelers is unilaterally reinterpreting language contained in older Aetna policies so as to avoid paying on asbestos claims. We continue to negotiate settlement agreements with other insurers, where appropriate.

On December 20, 2011, the Ad Hoc Committee of ITT Bondholders filed a Complaint in New York State court alleging that ITT breached the early redemption provisions of certain bonds issued in 2009. In 2009, ITT issued $500 in bonds maturing in 2019 at an interest rate of 6.125%. The documents governing the bonds contained certain provisions governing early redemptions. On September 20, 2011, ITT notified the holders of the debt that it intended to redeem the bonds on October 20, 2011 in accordance with the terms of the governing documents. On October 18, 2011, the redemption price was disclosed. This matter was resolved in July 2012 for an immaterial amount.

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

Motion Technologies manufactures friction materials, shock absorbers and damping technologies for the global automotive, truck, trailer and public bus and rail transportation markets.

Interconnect Solutions manufactures a wide range of highly specialized connector products that make it possible to transfer signal and power in various electronic devices that are utilized in aerospace, industrial, defense and oil & gas markets.

Control Technologies manufactures specialized equipment, including actuators, valves, switches, vibration isolation devices, custom-energy absorption equipment, and regulators for the aerospace, military and industrial markets.

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

	Revenue		Operating Income		Operating Margin
Three Months Ended June 30	2012	2011	2012	2011	2012	2011
Industrial Process	$233.0	$200.5	$27.7	$29.2	11.9%	14.6%
Motion Technologies	155.1	164.4	20.2	21.7	13.0%	13.2%
Interconnect Solutions	99.9	108.6	5.5	15.3	5.5%	14.1%
Control Technologies	81.1	83.2	14.5	15.4	17.9%	18.5%
Total segment results	$569.1	$556.7	$67.9	$81.6	11.9%	14.7%
Asbestos-related costs, net	—	—	(9.7)	(15.6)	—	—
Transformation costs(a)	—	—	(3.4)	(4.7)	—	—
Eliminations / Other corporate costs	(1.6)	(4.3)	2.9	(14.7)	—	—
Total Eliminations / Corporate and Other costs	$(1.6)	$(4.3)	$(10.2)	$(35.0)	—	—
Total	$567.5	$552.4	$57.7	$46.6	10.2%	8.4%

	Revenue		Operating Income		Operating Margin
Six Months Ended June 30	2012	2011	2012	2011	2012	2011
Industrial Process	$459.3	$368.2	$49.5	$50.2	10.8%	13.6%
Motion Technologies	335.3	348.1	47.5	49.4	14.2%	14.2%
Interconnect Solutions	192.8	216.9	7.4	26.6	3.8%	12.3%
Control Technologies	159.7	161.7	27.5	28.8	17.2%	17.8%
Total segment results	$1,147.1	$1,094.9	$131.9	$155.0	11.5%	14.2%
Asbestos-related costs, net	—	—	(22.3)	(31.5)	—	—
Transformation costs(a)	—	—	(7.1)	(64.4)	—	—
Eliminations / Other corporate costs	(2.7)	(9.4)	(8.3)	(22.2)	—	—
Total Eliminations / Corporate and Other costs	$(2.7)	$(9.4)	$(37.7)	$(118.1)	—	—
Total	$1,144.4	$1,085.5	$94.2	$36.9	8.2%	3.4%

	Total Assets		Capital Expenditures		Depreciation & Amortization
Six Months Ended June 30	2012	2011(b)	2012	2011	2012	2011
Industrial Process	$662.3	$633.8	$8.5	$5.1	$7.0	$6.4
Motion Technologies	453.4	430.7	15.1	12.2	13.2	13.2
Interconnect Solutions	356.0	342.7	3.1	4.5	4.9	4.8
Control Technologies	414.7	413.5	2.3	1.7	5.8	6.3
Corporate and Other	1,817.2	1,850.8	0.7	13.6	3.1	5.3
Total	$3,703.6	$3,671.5	$29.7	$37.1	$34.0	$36.0

(a)	Excludes transformation costs of $1.0 and $2.2 reflected within total segment operating income for the three and six months ended June 30, 2012, respectively.

(b)	Amounts reflect balances as of December 31, 2011.

NOTE 18

IMMATERIAL CORRECTIONS

During the fourth quarter of 2011, management concluded the previously issued consolidated financial statements required adjustments to reflect certain immaterial corrections. The Company revised amounts previously reported in the consolidated financial statements to reflect certain adjustments, primarily related to income taxes, cumulative translation adjustments, and other adjustments, related to previously unrecorded immaterial adjustments identified during the preparation of prior years’ financial statements. Certain of these adjustments had an impact on the previously reported second quarter 2011 financial statements. Prior to the distribution of Exelis and Xylem, the Company had evaluated and concluded that the identified amounts were not material to any of its previously issued financial statements. Although management believes the amounts, individually and in the aggregate, were, and continue to be, immaterial to prior periods, management concluded that correcting prior periods in the post-Distribution financial statements was appropriate.

As a result of these adjustments, basic and diluted earnings per share for the three months ended June 30, 2011 were adjusted by $0.02, including $0.04 related to discontinued operations. Basic and diluted earnings per share for the six months ended June 30, 2011 were adjusted by $(0.01), including less than $(0.01) related to discontinued operations. The impact of these adjustments is detailed in the table below.

Three Months Ended June 30, 2011	As Previously Reported with Reclassification For Discontinued Operations (Note 4)	Adjustments	As Adjusted and with Reclassification For Discontinued Operations
Cost of sales	$376.6	$(0.2)	$376.4
Gross profit	175.8	0.2	176.0
Sales and marketing expenses	44.0	(0.1)	43.9
General and administrative expenses	44.4	3.8	48.2
Operating income	50.1	(3.5)	46.6
Income (loss) from continuing operations before income tax expense	31.9	(3.5)	28.4
Income tax expense	11.4	(1.7)	9.7
Income (loss) from continuing operations	20.5	(1.8)	18.7
Income (loss) from discontinued operations	147.2	3.8	151.0
Net income	$167.7	$2.0	$169.7

Six Months Ended June 30, 2011	As Previously Reported with Reclassification For Discontinued Operations (Note 4)	Adjustments	As Adjusted and with Reclassification For Discontinued Operations
Cost of sales	$741.0	$0.4	$741.4
Gross profit	344.5	(0.4)	344.1
Sales and marketing expenses	85.1	0.2	85.3
General and administrative expenses	92.1	0.4	92.5
Operating income	37.9	(1.0)	36.9
Income (loss) from continuing operations before income tax expense	(5.7)	(1.0)	(6.7)
Income tax expense (benefit)	(3.5)	(0.4)	(3.9)
Income (loss) from continuing operations	(2.2)	(0.6)	(2.8)
Income (loss) from discontinued operations	294.0	(0.2)	293.8
Net income	$291.8	$(0.8)	$291.0

The adjustments had no effect on any of the subtotals within the Consolidated Condensed Statement of Cash Flows.

NOTE 19

SUBSEQUENT EVENTS

In July 2012, ITT reached an agreement-in-principle to terminate an existing cost sharing agreement for asbestos matters pertaining to a business ITT sold a number of years ago that is reported in discontinued operations. However, finalization of the agreement-in-principle is contingent on a parallel agreement between the third party and its insurer. If the existing cost sharing agreement is terminated, the entity which acquired the disposed business would assume full responsibility for all pending and future asbestos claims, including defense costs, associated with the disposed business. Termination of the cost sharing agreement would also cause ITT to relinquish certain shared insurance policies specific to the transferred liabilities. ITT is evaluating the effect that terminating the existing cost sharing agreement would have on its financial statements.

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

Our businesses share a common, repeatable operating model. Each business applies technology and engineering expertise to solve our customers’ most pressing challenges. Our applied engineering aptitude provides a superior business fit with our customers given the critical nature of their applications. This in turn provides us with a strong degree of knowledge of our customers’ requirements and how we can help them to achieve their business goals. Our technology and customer intimacy in tandem produce opportunities to capture recurring revenue streams, aftermarket opportunities and long-lived original equipment manufacturer (OEM) platforms.

Our product and service offerings are organized into four segments: Industrial Process, Motion Technologies, Interconnect Solutions, and Control Technologies. Our segments generally operate with strong niche positions in large, attractive markets where specialized engineered solutions are required to support large industrial and transportation customer needs.

Industrial Process manufactures engineered fluid process equipment serving a diversified mix of customers in global infrastructure industries such as oil & gas, mining, power generation, chemical and other process markets and is an aftermarket service provider.

Motion Technologies manufactures friction materials, shock absorbers and damping technologies for the global automotive, truck, trailer and public bus and rail transportation markets.

Interconnect Solutions manufactures a wide range of highly specialized connector products that make it possible to transfer signal and power in various electronic devices that are utilized in aerospace, industrial, defense and oil & gas markets.

Control Technologies manufactures specialized equipment, including actuators, valves, switches, vibration isolation devices, custom-energy absorption equipment, and regulators for the aerospace, military and industrial markets.

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

Executive Summary

ITT reported revenue of $567.5 for the quarter ended June 30, 2012, an increase of 2.7% from $552.4 reported in 2011, which includes an unfavorable foreign currency translation impact of $25.9. Operating income increased $11.1 during the second quarter of 2012 to $57.7, resulting in an operating margin of 10.2%, a 180 basis point increase over the prior year. Income generated from continuing operations during the second quarter of 2012 and 2011 was $16.7 and $18.7, respectively, or $0.18 and $0.20 per diluted share, as benefits from substantially reduced interest expense were more than offset by additional income tax expense.

Adjusted income from continuing operations was $46.7 for the second quarter of 2012, reflecting an increase of $14.1, or 43.3%, compared to the prior year adjusted amount. Our adjusted income from continuing operations for the second quarter of 2012 translated into $0.50 per diluted share as compared to $0.35 per diluted share from the second quarter of 2011. Adjusted income from continuing operations for the second quarter of 2011 includes net interest expense of $17.0 ($10.6 net of tax, $0.11 per share) associated with debt that was extinguished in October 2011. See the “Key Performance Indicators and Non-GAAP Measures,” section included within Management’s Discussion and Analysis for a reconciliation of the adjusted non-GAAP measures.

Additional highlights for the second quarter of 2012 include the following:

■	Consolidated organic revenue growth of $34.1 or 6.2%

■	Third consecutive quarter of record shipments at Industrial Process driven by solid project backlog

■	Organic revenue growth of $8.0 or 4.9% at Motion Technologies despite challenging European economic conditions

■	Sequential quarterly revenue growth at Interconnect Solutions of 7.5%

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

■

“adjusted segment operating income” defined as operating income, adjusted to exclude costs incurred in connection with the Transformation, restructuring charges and spin-related repositioning charges; and “adjusted segment operating margin” defined as adjusted segment operating income divided by total revenue. Spin-related repositioning charges are costs to realign our processes to the new structure of ITT and primarily consist of costs to exit transition services agreements and advisory fees.

■

“adjusted income from continuing operations” and “adjusted income from continuing operations per diluted share” are defined as income from continuing operations and income from continuing operations per diluted share, adjusted to exclude special items that include, but are not limited to, asbestos-related costs, transformation costs, repositioning costs, restructuring and asset impairment charges, income tax settlements or adjustments, and other unusual or infrequent non-operating items. Special items represent significant charges or credits that impact current results, but may not be related to the Company’s ongoing operations and performance. A reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, is provided below.

	Three Months		Six Months
For the Periods Ended June 30	2012	2011	2012	2011
Income (loss) from continuing operations(a)	$16.7	$18.7	$26.9	$(2.8)
Transformation costs, net of tax	2.7	2.9	6.2	42.6
Repositioning costs, net of tax	1.4	—	1.4	—
Net asbestos-related charges, net of tax	5.9	10.7	13.5	19.8
Environmental insurance-related asset, net of tax	(4.1)	—	(4.1)	—
Restructuring and asset impairment charges, net of tax	0.9	0.3	1.1	1.3
Tax-related special items(b)	23.2	—	38.2	—
Adjusted income from continuing operations	$46.7	$32.6	$83.2	$60.9
Income (loss) from continuing operations per diluted share	$0.18	$0.20	$0.29	$(0.03)
Adjusted income from continuing operations per diluted share	$0.50	$0.35	$0.88	$0.65

The special items presented above include an aggregate net tax benefit of $4.0, $6.9, $10.5 and $34.0, respectively, in the 2012 and 2011 periods as presented.

(a)

Income (loss) from continuing operations for the three and six months ended June 30, 2011 includes net interest expense associated with debt that was extinguished in October 2011 of $17.0 ($10.6 net of tax, $0.11 per share) and $34.0 ($21.2 net of tax, $0.23 per share), respectively.

(b)

Tax-related special items for the three and six months ended June 30, 2012 primarily relate to the recognition of a deferred tax valuation allowance. See Note 5, “Income Taxes” to our Consolidated Condensed Financial Statements for further information.

■

“adjusted free cash flow” is defined as net cash provided by operating activities less capital expenditures, cash payments for transformation costs, repositioning costs, net asbestos cash flows and other significant items that impact current results which management believes are not related to our ongoing operations and performance. Due to other financial obligations and commitments, the entire free cash flow may not be available for discretionary purposes. A reconciliation of free cash flow is provided below.

For the Six Months Ended June 30	2012	2011
Net cash provided by operating activities	$103.1	$(169.2)
Capital expenditures(a)	(27.8)	(37.1)
Transformation cash payments	40.3	57.4
Repositioning cash payments	0.9	—
Net asbestos cash flows	16.3	12.0
Discretionary pension contribution, net of tax	9.5	—
Adjusted free cash flow	$142.3	$(136.9)

(a)

Capital expenditures represent capital expenditures as reported in the Consolidated Condensed Statement of Cash Flows, less capital expenditures associated with transformation and repositioning activities. Capital expenditures associated with the transformation were $1.9 and $0.0 during the six months ending June 30, 2012 and 2011, respectively. There were no capital expenditures associated with repositioning activities in any of the periods presented.

DISCUSSION OF FINANCIAL RESULTS

Three and Six Months Ended June 30

	Three Months				Six Months
For the Periods Ended June 30	2012	2011	Change		2012	2011	Change
Revenue	$567.5	$552.4	2.7%		$1,144.4	$1,085.5	5.4%
Gross profit	173.7	176.0	(1.3)%		346.6	344.1	0.7%
Gross margin	30.6%	31.9%	(130	)bp	30.3%	31.7%	(140)bp
Operating expenses	116.0	129.4	(10.4)%		252.4	307.2	(17.8)%
Expense to revenue ratio	20.4%	23.4%	(300	)bp	22.1%	28.3%	(620)bp
Operating income (loss)	57.7	46.6	23.8%		94.2	36.9	155.3%
Operating margin	10.2%	8.4%	180	bp	8.2%	3.4%	480bp
Interest and non-operating expenses, net	3.4	18.2	(81.3)%		5.0	43.6	(88.5)%
Income tax expense (benefit)	37.6	9.7	287.6%		62.3	(3.9)	(1,697.4)%
Effective tax rate	69.2%	34.2%	3,500	bp	69.8%	58.2%	1,160bp
Income (loss) from continuing operations	16.7	18.7	(10.7)%		26.9	(2.8)	1,060.7%
Income (loss) from discontinued operations, net of tax	0.1	151.0	(99.9)%		(6.9)	293.8	(102.3)%
Net income	16.8	169.7	(90.1)%		20.0	291.0	(93.1)%

REVENUE

Revenue for the three and six months ended June 30, 2012 increased $15.1 or 2.7% and $58.9 or 5.4%, respectively. Consolidated organic revenue grew $34.1 or 6.2% for the quarter and $79.8 or 7.4% for the year-to-date period, primarily driven by strength at Industrial Process. This increase was partially offset by unfavorable foreign currency fluctuations of $25.9 or 4.7% and $34.1 or 3.2%, which primarily affected Motion Technologies, for the three and six month periods ended June 30, 2012, respectively.

The following table illustrates the year-over-year revenue results from each of our business segments for the three and six months ended June 30, 2012 and 2011. See below for further discussion of year-over-year revenue activity at the segment level.

For the Three Months Ended June 30	2012	2011	Change	Organic Growth
Industrial Process	$233.0	$200.5	16.2%	15.1%
Motion Technologies	155.1	164.4	(5.7)%	4.9%
Interconnect Solutions	99.9	108.6	(8.0)%	(4.6)%
Control Technologies	81.1	83.2	(2.5)%	(2.3)%
Eliminations	(1.6)	(4.3)	(62.8)%	—
Total Revenue	$567.5	$552.4	2.7%	6.2%

For the Six Months Ended June 30	2012	2011	Change	Organic Growth
Industrial Process	$459.3	$368.2	24.7%	21.9%
Motion Technologies	335.3	348.1	(3.7)%	3.7%
Interconnect Solutions	192.8	216.9	(11.1)%	(8.5)%
Control Technologies	159.7	161.7	(1.2)%	(1.2)%
Eliminations	(2.7)	(9.4)	(71.3)%	—
Total Revenue	$1,144.4	$1,085.5	5.4%	7.4%

The following tables illustrate revenue generated with a specific country or region for the three and six months ended June 30, 2012 and 2011, and the corresponding percentage change on a standard and constant currency basis.

For the Three Months Ended June 30	2012	2011	% Change	Constant Currency % Change
United States	$224.8	$190.0	18.3%	18.3%
Germany	48.7	59.5	(18.2)%	(7.2)%
France	31.3	35.6	(12.1)%	(1.8)%
Other developed markets	97.4	94.4	3.2%	9.5%
Total developed markets	402.2	379.5	6.0%	10.5%
South and Central America(a)	52.3	57.1	(8.4)%	0.5%
Eastern Europe and Russia	23.6	32.7	(27.8)%	(19.9)%
Middle East and Africa	31.9	29.5	8.1%	10.6%
China and Hong Kong	28.5	29.9	(4.7)%	(4.0)%
Other emerging markets	29.0	23.7	22.4%	26.1%
Total emerging markets	165.3	172.9	(4.4)%	1.3%
Total Revenue	$567.5	$552.4	2.7%	7.7%

For the Six Months Ended June 30	2012	2011	% Change	Constant Currency % Change
United States	$440.8	$389.4	13.2%	13.2%
Germany	118.7	136.3	(12.9)%	(5.0)%
France	64.8	69.4	(6.6)%	0.7%
Other developed markets	201.1	191.0	5.3%	9.2%
Total developed markets	825.4	786.1	5.0%	8.1%
South and Central America(a)	102.0	90.8	12.3%	19.3%
Eastern Europe and Russia	52.6	54.9	(4.2)%	3.3%
Middle East and Africa	57.1	50.8	12.4%	14.3%
China and Hong Kong	53.6	61.0	(12.1)%	(12.3)%
Other emerging markets	53.7	41.9	28.2%	30.5%
Total emerging markets	319.0	299.4	6.5%	10.5%
Total Revenue	$1,144.4	$1,085.5	5.4%	8.7%

(a)	Includes Mexico

The following tables illustrate the impact from organic growth, recent acquisitions, and fluctuations in foreign currency, in relation to consolidated revenue during the three and six months ended June 30, 2012.

For the Three Months Ended June 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2011 Revenue	$200.5	$164.4	$108.6	$83.2	$(4.3)	$552.4
Organic growth	30.3	8.0	(5.0)	(1.9)	2.7	34.1	6.2%
Acquisitions/(divestitures), net	8.0	—	(1.1)	—	—	6.9	1.2%
Foreign currency translation	(5.8)	(17.3)	(2.6)	(0.2)	—	(25.9)	(4.7)%
Total change in revenue	32.5	(9.3)	(8.7)	(2.1)	2.7	15.1	2.7%
2012 Revenue	$233.0	$155.1	$99.9	$81.1	$(1.6)	$567.5

For the Six Months Ended June 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2011 Revenue	$368.2	$348.1	$216.9	$161.7	$(9.4)	$1,085.5
Organic growth	80.8	12.8	(18.5)	(1.9)	6.6	79.8	7.4%
Acquisitions/(divestitures), net	15.4	—	(2.2)	—	—	13.2	1.2%
Foreign currency translation	(5.1)	(25.6)	(3.4)	(0.1)	0.1	(34.1)	(3.2)%
Total change in revenue	91.1	(12.8)	(24.1)	(2.0)	6.7	58.9	5.4%
2012 Revenue	$459.3	$335.3	$192.8	$159.7	$(2.7)	$1,144.4

Industrial Process

Industrial Process revenue for the three months ended June 30, 2012 increased $32.5 or 16.2% year-over-year, as 15.1% organic revenue growth and 4.0% acquisitive growth related to our fourth quarter 2011 acquisition of Blakers Pump Engineers Unit Trust (Blakers) were partially offset by an unfavorable impact from foreign currency fluctuations of 2.9%. The segment’s organic revenue growth was primarily driven by improvement in industrial market production and utilization rates in North America. Sales to the Central and South American region were down 1.4%; however these results reflect significant growth in Chile, Argentina and Peru that were offset by the fulfillment of a $22.0 project in the Oil & Gas market during the second quarter of 2011.

Industrial Process revenue for the six months ended June 30, 2012 increased $91.1 or 24.7% year-over-year, as 21.9% organic revenue growth and 4.2% acquisitive growth related to our fourth quarter 2011 acquisition of Blakers were partially offset by an unfavorable impact from foreign currency fluctuations of 1.4%. The organic revenue results reflect growth across all geographic regions and end-markets, except in the Oil & Gas market which included the fulfillment of a $22 project during the second quarter of 2011.

Motion Technologies

Motion Technologies revenue for the three months ended June 30, 2012 declined $9.3 or 5.7% year-over-year, as an increase in organic revenue of $8.0 or 4.9% from increased volume to the Automotive and Rail markets in Asia Pacific and the United States was more than offset by unfavorable foreign currency impacts of $17.3 primarily related to the strengthening of the U.S. Dollar against the Euro. For the year-to-date period, Motion Technologies revenue declined $12.8 or 3.7% as compared to the prior year-to-date period, as unfavorable foreign currency impacts from Euro weakness of $25.6 more than offset the segment’s organic revenue growth of $12.8 or 3.7%.

A strategic area of focus for Motion Technologies is growth within the emerging market economies of the Asia Pacific region, with an emphasis on China. Our brake pads are installed on many different models for Shanghai General Motors and Daimler automobile models and KONI rail dampers are utilized on high speed passenger trains. For the three and six month periods of 2012, aggregate sales to China and Hong Kong on a constant currency basis grew by 98.5% and 60.9%, respectively, over the same prior year periods.

Revenue growth of 44.6% and 16.8% within the United States, for the three and six months ended June 30, 2012, was primarily within the Automotive market from recent platform wins and increased market share.

Economic conditions in Europe continue to negatively impact the European auto industry with industry data estimating a year-over-year second quarter decline in light vehicle sales of approximately 7% within the Western European region, with substantial year-over-year weakness in Italy and Spain. For the three and six month periods of 2012, Motion Technologies sales within Europe (including Russia) on a constant currency basis have declined by 3.4% and 1.2%, respectively, as compared to the same prior year periods. Our ability to outperform the market during this difficult economic time is due to our increasing number of positions on premium auto platforms and the consumer demand for the platform models that our products are on.

Within our brake pads business, accounting for approximately 80% of segment revenue and 4.6% year-over-year organic revenue growth, the mix of revenue derived from original equipment and aftermarket equipment shifted from an approximately 50/50 split to a 57/43 split. This shift is partially related to our increased number of OEM platforms but is also associated with a declining trend in automotive travel within Europe which has slowed the rate of purchase for aftermarket replacement parts.

Interconnect Solutions

Interconnect Solutions revenue for the three months ended June 30, 2012 declined by $8.7, or 8.0%, which included unfavorable impacts of $2.6 from foreign currency translation and $1.1 from the June 2011 divestiture of a cable cord product line. Organic revenue declined by 4.6% or $5.0 for the second quarter of 2012, primarily driven by a sales decline in the communications market of approximately $3.1 or 19.2% from lower production rates at a major smartphone customer and share declines in a specific non-strategic communications application. Second quarter 2012 revenue was also impacted by a decrease in sales of electric vehicle connectors and cables due to a decline in shipments to one customer. Sales growth within the oil and gas market of $3.6 partially offset the declines in the other markets.

Interconnect Solutions revenue for the six months ended June 30, 2012 declined by $24.1, or 11.1%, which included unfavorable impacts of $3.4 from foreign currency translation and $2.2 from the June 2011 divestiture of a cable cord product line impact from foreign currency translation. Organic revenue declined by 8.5% or $18.5 for the year-to-date 2012 period, primarily driven by lower production rates at a major smartphone customer and share declines in a specific communications application. Our year-over-year comparisons also reflect declines in the aerospace and transportation markets.

Control Technologies

Control Technologies revenue for the three and six months ended June 30, 2012 declined by $2.1 or 2.5% and $2.0 or 1.2%, respectively. The comparable 2011 results include $5.3 and $9.7, respectively, related to a VIP seat program on a Chinese rail infrastructure project that was completed in the fourth quarter of 2011. We have not recognized any revenue from the program in 2012. Organic revenue from the remaining Control Technologies businesses increased year-over-year by $3.4 or 4.4% for the three month period and by $7.8 or 5.1% for the six month period.

For the year ended 2011, we recognized revenue of $16.1 from the Chinese rail infrastructure project and we are not currently forecasting any revenue from this project during 2012.

GROSS PROFIT

Gross profit for the second quarter of 2012 was $173.7, a decline of $2.3 or 1.3% from 2011 as the benefits from increased sales volume of $8.1 from Industrial Process and Motion Technologies was partially offset by a $7.0 unfavorable impact from foreign currency, primarily related to a weakening Euro. The benefit from increased sales volume was also offset by an unfavorable change in sales mix and lower volume at Interconnect Solutions and unfavorable product pricing at Industrial Process attributable to the competitive project business environment. Gross profit for the second quarter of 2012 was favorably impacted by net savings from productivity, sourcing and Value Based Lean Six Sigma (VBLSS) initiatives. The year-over-year decline in gross margin of 130 basis points primarily reflects the unfavorable changes in sales mix and pricing.

Gross profit for the six months ended June 30, 2012 was $346.6, representing a $2.5 increase, or 0.7% from 2011, as the factors impacting the year-over-year comparison for the three month period also explain the six month results. Increased sales volume from Industrial Process and Motion Technologies of $18.9 and net savings from productivity, sourcing and VBLSS initiatives were partially offset by lower volume and an unfavorable change in sales mix at Interconnect Solutions, as well as unfavorable product pricing attributable to the competitive project business environment and increased levels of project business in the first half of 2012 affecting Industrial Process. In addition, foreign currency unfavorably impacted our six month 2012 gross margin results by $9.2, primarily due to a weakening Euro. The year-over-year decline in gross margin of 140 basis points primarily reflects the volume decline at Interconnect Solutions and unfavorable changes in sales mix and pricing. The following table illustrates the gross profit and gross margin results of our segments for the three and six months ended June 30, 2012 and 2011.

	Three Months				Six Months
For the Periods Ended June 30	2012	2011	Change		2012	2011	Change
Industrial Process	$72.8	$66.5	9.5%		$141.3	$121.9	15.9%
Motion Technologies	38.0	41.6	(8.7)%		85.9	89.8	(4.3)%
Interconnect Solutions	30.6	37.2	(17.7)%		57.1	72.6	(21.3)%
Control Technologies	32.0	30.9	3.6%		61.5	60.2	2.2%
Corporate and Other	0.3	(0.2)	250.0%		0.8	(0.4)	300.0%
Total gross profit	$173.7	$176.0	(1.3)%		$346.6	$344.1	0.7%
Gross margin:
Consolidated	30.6%	31.9%	(130	)bp	30.3%	31.7%	(140)bp
Industrial Process	31.2%	33.2%	(200	)bp	30.8%	33.1%	(230)bp
Motion Technologies	24.5%	25.3%	(80	)bp	25.6%	25.8%	(20)bp
Interconnect Solutions	30.6%	34.3%	(370	)bp	29.6%	33.5%	(390)bp
Control Technologies	39.5%	37.1%	240	bp	38.5%	37.2%	130bp

OPERATING EXPENSES

Operating expenses for the three and six months ended June 30, 2012 declined $13.4 or 10.4% and $54.8 or 17.8%, respectively from the comparable prior year periods, which was primarily driven by lower Corporate & Other expenses of $24.3 for the quarter-to-date period and $79.2 for the year-to-date period. The decline in Corporate & Other expenses, which relates to various items further discussed below and within the Operating Income section, were partially offset by increases of $3.0 and $9.8 in sales and marketing costs for the three and six month periods, respectively, associated with the increase in second quarter 2012 sales volume. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	Three Months			Six Months
For the Periods Ended June 30	2012	2011	Change	2012	2011	Change
Sales and marketing expenses	$46.9	$43.9	6.8%	$95.1	$85.3	11.5%
General and administrative expenses	37.9	48.2	(21.4)%	91.9	92.5	(0.6)%
Research and development expenses	17.1	17.0	0.6%	33.8	33.5	0.9%
Asbestos-related costs, net	9.7	15.6	(37.8)%	22.3	31.5	(29.2)%
Transformation costs	4.4	4.7	(6.4)%	9.3	64.4	(85.6)%
Total operating expenses	$116.0	$129.4	(10.4)%	$252.4	$307.2	(17.8)%
By Segment:
Industrial Process	$45.1	$37.3	20.9%	$91.8	$71.7	28.0%
Motion Technologies	17.8	19.9	(10.6)%	38.4	40.4	(5.0)%
Interconnect Solutions	25.1	21.9	14.6%	49.7	46.0	8.0%
Control Technologies	17.5	15.5	12.9%	34.0	31.4	8.3%
Corporate & Other	10.5	34.8	(69.8)%	38.5	117.7	(67.3)%

Sales and marketing expenses increased $3.0 or 6.8% and $9.8 or 11.5% for the three and six months ended June 30, 2012, respectively, as compared to the same prior year periods, primarily due to increased commission and other selling expenses associated with the increase in revenue from Industrial Process, as well as additional costs from our fourth quarter 2011 acquisition of Blakers.

General and administrative (G&A) expenses declined $10.3 or 21.4% and $0.6 or 0.6% during the three and six months ended June 30, 2012, respectively, as compared to the same prior year periods. The decline in G&A expenses is primarily due to lower Corporate & Other G&A costs of $17.0 and $12.3 for the three and six month periods, respectively, primarily because of higher prior year expenses associated with certain legal entity reorganizations and the recognition of an insurance-related asset on environmental exposures during the second quarter of 2012. The reduction in Corporate & Other G&A costs was partially offset by additional costs from our Blakers acquisition, an increase in strategic investments and by lost leverage resulting from the Distribution related to higher standalone facility and infrastructure costs.

During the three and six months ended June 30, 2012, we recognized restructuring costs of $1.4 and $1.7, respectively. These restructuring costs, presented within G&A expenses, were relatively flat as compared to the prior year. During the second half of 2012, we expect to implement restructuring actions across our businesses to proactively address on-going macro uncertainties. Certain actions are in the process of being implemented, whereas other actions are still in the planning phase. For actions that are in the implementation stage, we expect to incur costs of approximately $4.0 to $5.0 during the remainder of 2012.

Asbestos-Related Costs, Net

During the three and six months ended June 30, 2012, we recognized net asbestos related costs of $9.7 and $22.3, reflecting a decrease of $6.9 and $9.2 compared to the prior year. As part of our annual asbestos measurement process performed in the third quarter, the underlying assumptions used to estimate asbestos liabilities and potential recoveries are estimated based on our experience since our last detailed review, the appropriate reference period of years of experience used in determining each assumption is reassessed, and our expectations regarding future conditions are evaluated. The net asbestos-related costs primarily reflect the recognition of incremental asbestos liabilities and related asbestos assets to maintain our rolling 10-year projection of unasserted claims. The year-over-year decrease for the three and six months ended June 30, 2012 is due to a distribution from certain insolvent insurers on a receivable that was mostly reserved in an earlier period. The year-over-year decrease for the six month period also includes the benefit recognized from an agreement-in-principle reached with an insurer during the first quarter of 2012.

The net asbestos expense is primarily recorded within Corporate & Other; however, an additional net asbestos expense of $0.7 was recorded for the three and six months ended June 30, 2012 and $2.8 for the six months ended June 30, 2011, associated with businesses that were disposed of a number of years ago, and is reported within discontinued operations in our Consolidated Condensed Financial Statements. There was no net asbestos expense recorded during the second quarter of 2011 within discontinued operations. See Note 16, “Commitments and Contingencies,” in our Notes to the Consolidated Condensed Financial Statements for further information on our asbestos-related liabilities and assets.

Transformation Costs

During the three and six months ended June 30, 2012, we recognized expenses of $4.4 and $9.3, respectively, in connection with the Transformation within income from continuing operations, representing a decline of $0.3 and $55.1 from the comparable prior year periods. The components of transformation costs included within income from continuing operations during 2012 and 2011 are presented below.

	Three Months		Six Months
For the Periods Ended June 30	2012	2011	2012	2011
Asset impairments(a)	$—	$—	$—	$55.0
Advisory fees	1.8	—	2.8	—
IT costs	1.3	—	1.9	—
Employee retention and other compensation costs	0.1	2.8	1.1	3.7
Other costs	1.2	1.9	3.5	5.7
Transformation costs	$4.4	$4.7	$9.3	$64.4

(a)	Includes $55 non-cash impairment charge related to a decision to discontinue development of an information technology consolidation initiative.

The Company expects to incur transformation costs of approximately $4.0, net of tax, during the remainder of 2012. The Company anticipates after-tax cash outflows during the remainder of 2012 and 2013 of approximately $10.0 and $3.0, respectively.

The Company expects to incur costs of approximately $15.0, net of tax, during the remainder of 2012 and a total of approximately $15.0, net of tax, during 2013 and 2014 to complete the repositioning of the post-Transformation organization. Cash outflows for these repositioning actions are expected to be approximately $10.0, net of tax, during the remainder of 2012 and approximately $25.0, net of tax, thereafter. The repositioning costs and cash outflows primarily consist of advisory fees, costs to exit transition services agreements, IT infrastructure modifications, and other actions.

OPERATING INCOME

Operating income for the three and six months ended June 30, 2012 was $57.7 and $94.2, respectively, as compared to $46.6 and $36.9 for the same prior year periods. The increase in operating income and operating margin for both 2012 periods is primarily due to reductions in various Corporate & Other items, which are further discussed below. The following table illustrates the 2012 and 2011 operating income results of our segments, including operating margin results.

	Three Months				Six Months
For the Periods Ended June 30	2012	2011	Change		2012	2011	Change
Industrial Process	$27.7	$29.2	(5.1)%		$49.5	$50.2	(1.4)%
Motion Technologies	20.2	21.7	(6.9)%		47.5	49.4	(3.8)%
Interconnect Solutions	5.5	15.3	(64.1)%		7.4	26.6	(72.2)%
Control Technologies	14.5	15.4	(5.8)%		27.5	28.8	(4.5)%
Segment operating income	67.9	81.6	(16.8)%		131.9	155.0	(14.9)%
Asbestos-related costs, net	(9.7)	(15.6)	(37.8)%		(22.3)	(31.5)	(29.2)%
Transformation costs(a)	(3.4)	(4.7)	(27.7)%		(7.1)	(64.4)	(89.0)%
Other corporate costs	2.9	(14.7)	(119.7)%		(8.3)	(22.2)	(62.6)%
Total operating income	$57.7	$46.6	23.8%		$94.2	$36.9	155.3%
Operating margin:
Consolidated	10.2%	8.4%	180	bp	8.2%	3.4%	480bp
Segment operating margin	12.0%	14.7%	(270	)bp	11.5%	14.3%	(280)bp
Industrial Process	11.9%	14.6%	(270	)bp	10.8%	13.6%	(280)bp
Motion Technologies	13.0%	13.2%	(20	)bp	14.2%	14.2%	—
Interconnect Solutions	5.5%	14.1%	(860	)bp	3.8%	12.3%	(850)bp
Control Technologies	17.9%	18.5%	(60	)bp	17.2%	17.8%	(60)bp

(a)	Excludes transformation costs of $1.0 and $2.2 reflected within the total segment operating income results for the three and six months ended June 30, 2012, respectively.

Industrial Process

Industrial Process operating income for the quarter declined $1.5 or 5.1%, resulting in a 270 basis point decline in operating margin. While sales volume increased and we realized net cost reductions from sourcing and VBLSS initiatives, the benefits were more than offset by project pricing resulting in a net operating income benefit of $3.8 that translated into a 40 basis point decline to operating margin. In addition, the year-over-year operating income comparison for the second quarter of 2012 was unfavorably impacted by $2.5 from lost leverage resulting from the Distribution related to higher standalone facility and infrastructure costs (110 basis point decline) and $1.0 of transformation costs (50 basis point decline) as well as an additional $1.2 of strategic investment related costs (50 basis point decline).

Industrial Process operating income for the six months ended June 30, 2012 declined $0.7 or 1.4%, resulting in a 280 basis point decline in operating margin. While sales volume increased and we realized net cost reductions from sourcing and VBLSS initiatives, these were more than offset by project pricing and sales mix resulting in a net operating income benefit of $8.0 that translated into a 30 basis point decline to operating margin. In addition, the year-over-year operating income comparison for the second quarter of 2012 was unfavorably impacted by $4.4 from lost leverage resulting from the Distribution related to higher standalone facility and infrastructure costs (110 basis point decline) and $1.6 of transformation costs (40 basis point decline) as well as an additional $2.8 of strategic investment related costs (80 basis point decline).

Motion Technologies

Motion Technologies operating income for the quarter declined $1.5 or 6.9%, resulting in a 20 basis point decline in operating margin. The decline in operating income and margin was primarily due to foreign currency effects, primarily related to the

Euro that unfavorably impacted operating income by $1.6 but provided a 50 basis point improvement to operating margin. In addition, operating income was negatively impacted by $1.1 from a change in sales mix shift between OEMs and aftermarket as well as competitive pricing actions (70 basis point decline) which were offset by a $2.1 benefit from higher sales volume (70 basis points improvement). Operating income was also unfavorably impacted by $1.6 from expenses incurred in the development of a new production and research facility in Wuxi, China (100 basis point decline), and $1.0 from additional warranty expense (60 basis point decline). These items were partially offset by net savings from productivity, sourcing and VBLSS initiatives.

Motion Technologies operating income for the six months ended June 30, 2012 declined $1.9 or 3.8%, with no associated change in operating margin. This decline was primarily due to foreign currency effects, primarily related to the Euro that unfavorably impacted operating income by $3.5 but provided a 10 basis point improvement to operating margin. In addition, operating income benefited by $1.9 from higher sales volume (10 basis points improvement), however this benefit was reduced by $1.6 associated with competitive pricing actions (40 basis point decline). Operating income was also unfavorably impacted by $2.6 from expenses incurred on the development of a new production and research facility in Wuxi, China (90 basis point decline), and $1.5 from additional warranty expense (40 basis point decline). These items were partially offset by net savings from productivity, sourcing and VBLSS initiatives.

Interconnect Solutions

Interconnect Solutions operating income for the quarter declined $9.8 or 64.1%, resulting in an 860 basis point decline in operating margin. The decline in operating income was due to lower sales volumes which negatively impacted operating income by $2.7 (180 basis point decline), an unfavorable change in product mix primarily due to lower sales of our Universal Connector product line that impacted operating income by $2.3 (220 basis point decline), a prior year gain of $3.6 on the June 2011 sale of a product line (380 basis point decline) and a prior year warranty accrual reversal of $1.2 associated with a cable cord product line (110 basis point decline) during the second quarter of 2011. The impact from these items was partially offset by net savings from productivity, sourcing and VBLSS initiatives.

Interconnect Solutions operating income for the six months ended June 30, 2012 declined $19.2 or 72.2%, resulting in an 850 basis point decline in operating margin. The decline in operating income was due to lower sales volumes which negatively impacted operating income by $9.4 (370 basis point decline), an unfavorable change in product mix primarily due to lower sales of our Universal Connector product line that impacted operating income by $3.5 (170 basis point decline) and a prior year gain of $3.6 on the June 2011 sale of a product line (220 basis point decline). The impact from these items was partially offset by net savings from productivity and VBLSS initiatives.

Control Technologies

Control Technologies operating income for the quarter declined $0.9 or 5.8%, resulting in a 60 basis point decline in operating margin. The year-over-year operating income comparison was negatively impacted by $1.5 of additional recurring costs following the Distribution (180 basis point decline), lower sales volume of $1.1 (60 basis point decline) and unfavorable foreign currency effects of $0.5 (60 basis point decline). The impact of these items was partially offset by benefits from changes in product mix and pricing of $1.5 (160 basis point improvement) as well as net savings from productivity, sourcing and VBLSS initiatives.

Control Technologies operating income for the six months ended June 30, 2012 declined $1.3 or 4.5%, resulting in a 60 basis point decline in operating margin. The year-over-year operating income comparison was negatively impacted by $3.0 of additional recurring costs following the Distribution (190 basis point decline), lower sales volume of $1.4 (40 basis point decline), an increase in investment spending of $1.3 (60 basis point decline) and unfavorable foreign currency effects of $0.5 (40 basis point decline). The impact of these items was partially offset by benefits from changes in product mix and pricing of $1.4 (70 basis point improvement) as well as net savings from productivity, sourcing and VBLSS initiatives.

Other Corporate Costs

Other corporate costs declined $17.6, resulting in a benefit to operating income of $2.9 during the second quarter of 2012, and declined $13.9 for the six months ended June 30, 2012 primarily due to the recognition of an insurance-related asset on environmental exposures during the second quarter of 2012 as well as higher prior year expenses associated with certain legal entity reorganizations.

INTEREST AND NON-OPERATING EXPENSES, NET

	Three Months			Six Months
For the Periods Ended June 30	2012	2011	Change	2012	2011	Change
Interest expense	$2.5	$22.0	(88.6)%	$4.6	$47.1	(90.2)%
Interest income	(0.4)	(0.9)	(55.6)%	(1.6)	(1.9)	(15.8)%
Miscellaneous (income) expense, net	1.3	(2.9)	(144.8)%	2.0	(1.6)	(225.0)%
Total interest and non-operating expenses, net	$3.4	$18.2	(81.3)%	$5.0	$43.6	(88.5)%

Interest expense decreased by $19.5 and $42.5 during the three and six months ended June 30, 2012, due to the extinguishment of $1.25 billion of long-term debt during the fourth quarter of 2011 which resulted in lower interest costs during 2012.

INCOME TAX EXPENSE

For the three months ended June 30, 2012, the Company recognized income tax expense of $37.6 representing an effective tax rate of 69.2% as compared to an income tax expense of $9.7, an effective tax rate of 34.2%, for the three months ended June 30, 2011. For the six months ended June 30, 2012, the Company recognized income tax expense of $62.3 representing an effective tax rate of 69.8% as compared to an income tax benefit of $3.9, an effective tax rate of 58.2%, for the six months ended June 30, 2011. The higher tax rate recorded in 2012 was mainly due to the recognition of a valuation allowance against deferred tax assets. We recorded a valuation allowance related to current U.S. deferred tax assets in the first and second quarters of 2012 primarily because of a determination that it is more likely than not that the current year temporary differences expected to reverse in future years will not be realized as the Company does not expect to be able to carry back such amounts to prior years.

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

Three Months Ended June 30, 2011	Exelis	Xylem	Other(a)	Total
Revenue	$1,484.7	$970.8	$—	$2,455.5
Transformation costs	8.8	17.6	31.7	58.1
Earnings (loss) before income taxes	122.7	125.6	(32.8)	215.5
Income tax expense (benefit)	45.1	26.7	(7.3)	64.5
Income (loss) from discontinued operations	77.6	98.9	(25.5)	151.0

Six Months Ended June 30, 2011	Exelis	Xylem	Other(a)	Total
Revenue	$2,832.1	$1,861.1	$—	$4,693.2
Transformation costs	12.4	20.9	48.9	82.2
Earnings (loss) before income taxes	256.6	221.8	(53.0)	425.4
Income tax expense (benefit)	89.7	56.8	(14.9)	131.6
Income (loss) from discontinued operations	166.9	164.9	(38.0)	293.8

(a)

Amounts presented in the “Other” column in the tables above relate to various divested ITT businesses accounted for as discontinued operations in the year of divestiture for which legacy liabilities remain, as well as certain transformation costs which were directly related to the Distribution that provide no future benefit to the Company. See Note 3, “Company Transformation” for further information.

Income (loss) from discontinued operations was $0.1 and $(6.9) for the three and six month periods ended June 30, 2012, respectively. These results include costs incurred in connection with the Distribution that qualified for classification within discontinued operations and net asbestos-related expenses related to a business we disposed of a number of years ago.

LIQUIDITY

Funding and Liquidity Strategy

Our funding needs are monitored and strategies are executed to meet overall liquidity requirements, including the management of our capital structure on both a short- and long-term basis. Historically, we have generated operating cash flow sufficient to fund our working capital, dividends, capital expenditures and financing requirements. Subsequent to the Distribution, while our ability to generate cash flows is more limited, we expect to fund our ongoing working capital, dividends, capital expenditures and financing requirements through cash flows from operations and cash on hand, and as needed or when advantageous to do so, accessing the commercial paper market or utilizing our borrowing capacity under the 2011 Revolving Credit Agreement (see Credit Facility section below). If our access to the commercial paper market were adversely affected, we believe that alternative sources of liquidity, including our 2011 Revolving Credit Agreement would be sufficient to meet our short-term funding requirements.

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

The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the second quarter of 2012, we declared a dividend of $0.091 per share for shareholders of record on May 25, 2012.

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

We access the commercial paper market to supplement the cash flows generated internally or to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise, it is cost effective to do so, and a sufficient return on investment can be generated. There have been no material changes that have impacted our funding and liquidity capabilities since December 31, 2011.

Credit Facilities

Effective October 31, 2011, we replaced a three-year revolving $1.5 billion credit agreement (August 2010 Credit Facility) with a new four-year revolving $500 credit agreement (the 2011 Revolving Credit Agreement). The 2011 Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of funding for the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The interest rate for borrowings under the 2011 Revolving Credit Agreement is generally based on the London Interbank Offered Rate (LIBOR), plus a spread, which reflects our debt rating. The provisions of the 2011 Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined, of at least 3.0 times and a leverage ratio, as defined, of not more than 3.0 times. At June 30, 2012, we had no amounts outstanding under the 2011 Revolving Credit Agreement and our interest coverage ratio and leverage ratio were well within the prescribed thresholds.

Asbestos

Based on the estimated undiscounted asbestos liability as of June 30, 2012 (for claims filed or estimated to be filed through June of 2022), we have estimated that we will be able to recover 57% of the asbestos indemnity and defense costs for pending claims as well as unasserted claims estimated to be filed over the next 10 years from our insurers or other responsible parties. However, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended and such cash payments will continue for a number of years past 2022 due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. In addition, because there are gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers and prior insurance settlements, and our expectation that certain policies from some of our primary insurers will exhaust within the next 10 years, actual insurance reimbursements vary from period to period and the anticipated recovery rate is expected to decline over time. Future recoverability rates may be impacted by other factors, such as future insurance settlements, unforeseen insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.

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

Sources and Uses of Liquidity

Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities, as well as net cash derived from discontinued operations, for the six months ended June 30, 2012 and 2011.

For the Six Months Ended June 30	2012	2011
Operating Activities	$103.1	$(169.2)
Investing Activities	(28.7)	(33.1)
Financing Activities	(15.4)	180.3
Foreign Exchange	(10.3)	3.0
Total net cash flow from continuing operations	$48.7	$(19.0)
Net cash from discontinued operations	0.5	146.5
Net change in cash and cash equivalents	$49.2	$127.5

Net cash provided by operating activities was $103.1 for the six months ended June 30, 2012, representing an increase of $272.3 from the comparable prior year period. The increase in operating cash flow was primarily attributable to net income tax refunds of $89.5 during the six months of 2012 as compared to net income tax payments of $152.7 during the comparable 2011 period, resulting in a year-over-year change of $242.2. Additional year-over-year cash flow sources and uses include: a) a decline in cash paid for transformation-related costs of $17.1, b) an increase in cash contributions to pension plans of $28.8 as discussed further below, c) favorable inventory comparison of $18.2 due to targeted inventory reductions at Control Technologies and Motion Technologies, d) favorable accounts receivable comparison of $18.3 primarily due to the 2012 collection of a significant prior year project-related receivable, e) an unfavorable accounts payable and accrued expense comparison of $49.2 primarily due to lower inventory-related and transformation-related payables, and f) a favorable change of $73.5 due to fluctuations in other assets and other liability balances.

Net cash used in investing activities decreased by $4.4 in the six months ended June 30, 2012 as compared to 2011 due to lower capital expenditures, partially offset by proceeds of $4.6 from the 2011 sale of an Interconnect Solutions product line.

Net cash used in financing activities in the six months ended June 30, 2012 increased by $195.7. This fluctuation reflects a $215.4 source of cash during the first six months of 2011 from the net effect of the global cash pooling in which Exelis and Xylem participated prior to the Distribution, increased 2012 spending of $71.4 for repurchases of common stock and lower net commercial paper borrowings of $26.2. These cash flow items were partially offset by lower aggregate dividend payments of $121.1 due to the Distribution of Exelis and Xylem as well as the occurrence of two dividend payments in the first quarter of 2011.

Cash used for share repurchases of $76.8 during the first six months of 2012 ($38.2 for the second quarter of 2012) are intended to offset actual and forecasted dilution in 2012 associated with the exercise of employee stock options and other stock-based compensation actions. Any future repurchase activity will be based on a number of factors, including changes to dilution forecasts and ongoing market conditions.

We expect to receive U.S. federal income tax refunds over the remainder of 2012 aggregating approximately $109.2 for contributions to the U.S. Salaried Retirement Plan which was distributed to Exelis at the Distribution Date, net operating losses and research and development tax credits generated during 2011. In addition, we expect to receive a $24.9 U.S. federal income tax refund in early 2013 for the carryback of foreign tax credits to prior years. Pursuant to the Tax Matters Agreement, $85.3 of the $134.1 aggregate expected refund is owed to Exelis. On July 6, 2012, the Surface Transportation Extension Act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (MAP-21), was signed into law by President Obama. MAP-21, in part, modified certain elections related to the timing of tax deductions associated with pension plan contributions. The Company and Exelis are evaluating the effect of MAP-21 on the income tax receivables and payables associated with the post-Distribution contributions to the U.S. Salaried Retirement Plan.

Funding of Postretirement Plans

During the six months ended June 30, 2012, we contributed $32.8 to our U.S. pension plans, including first quarter 2012 contributions of $32.2, of which $14.9 was considered to be discretionary. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to minimum funding contributions by spreading the required funding for U.S. pension plans over a longer period of time. We have not yet estimated the effect of MAP-21 on our projected pension contributions as the rules to apply the new law are not yet available; however, future minimum funding requirements are expected to be lower than previously estimated. Additionally, as a result of MAP-21, we expect that a greater portion of our first quarter 2012 contribution will be considered discretionary. We do not expect to make additional contributions to our U.S. qualified pension plans during the remainder of 2012 as the required 2012 contributions were accelerated to the first quarter of 2012. We do expect to contribute $0.5 to our U.S. non-qualified pension plans for the remainder of 2012.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of ITT’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the Consolidated Condensed Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the 2011 Annual Report describes the critical accounting estimates that are used in preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes concerning ITT’s critical accounting estimates as described in our 2011 Annual Report.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the Act). These forward-looking statements include statements that describe our business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. Factors that could cause results to differ materially from those anticipated include:

■	Uncertainties with respect to our estimation of asbestos liability exposures, third party recoveries and net cash flows;
■	Economic, political and social conditions in the countries in which we conduct our businesses;
■	Changes in U.S. or International sales and operations;
■	Contingencies related to actual or alleged environmental contamination, claims and concerns and related recoveries from insurers;
■	Decline in consumer spending;
■	Revenue mix and pricing levels;
■	Availability of adequate labor, commodities, supplies and raw materials;
■	Foreign currency exchange rate fluctuations;
■	Changes in government regulations and compliance therewith;
■	Competition, industry capacity and production rates;
■	Declines in orders or sales as a result of industry or geographic downturns;
■	Ability of third parties, including our commercial partners, counterparties, financial institutions and insurers, to comply with their commitments to us;
■	Our ability to borrow and availability of liquidity sufficient to meet our needs;
■	Changes in the recoverability of goodwill or intangible assets;
■	Our ability to achieve stated synergies or cost savings from acquisitions or divestitures;
■	The number of personal injury claims filed against the Company or the degree of liability;
■	Our ability to effect restructuring and cost reduction programs and realize savings from such actions;
■	Changes in our effective tax rate as a result in changes in the geographic earnings mix, valuation allowances, tax examinations or disputes, tax authority rulings or changes in applicable tax laws;
■	Changes in technology;
■	Intellectual property matters;
■	Potential future postretirement benefit plan contributions and other employment and pension matters;
■	Susceptibility to market fluctuations and costs as a result of becoming a smaller, more focused company after the Distribution; and
■	Changes in generally accepted accounting principles.

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

We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next ten years is not reasonably estimable due to a number of factors. As of June 30, 2012, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,662.2, including expected legal fees, and an associated asset of $941.8, which represents estimated recoveries from insurers and other responsible parties, resulting in a net asbestos exposure of $720.4.

Other Matters

On December 20, 2011, the Ad Hoc Committee of ITT Bondholders filed a Complaint in New York State court alleging that ITT breached the early redemption provisions of certain bonds issued in 2009. In 2009, ITT issued $500 in bonds maturing in 2019 at an interest rate of 6.125%. The documents governing the bonds contained certain provisions governing early redemptions. On September 20, 2011, ITT notified the holders of the debt that it intended to redeem the bonds on October 20, 2011 in accordance with the terms of the governing documents. On October 18, 2011, the redemption price was disclosed. This matter was resolved in July 2012 for an immaterial amount.

ITEM 1A.	RISK FACTORS

There has been no material change in the information concerning risk factors as disclosed in our 2011 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(IN MILLIONS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
4/1/12 – 4/30/12	1.1	$22.32	1.1	$495.6
5/1/12 – 5/31/12	—	—	—	$495.6
6/1/12 – 6/30/12	—	—	—	$495.6

(1)	Average price paid per share is calculated on a settlement basis and excludes commissions.

(2)

On October 27, 2006, a three-year $1 billion share repurchase program (2006 Share Repurchase Program) was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. As of June 30, 2012, we had repurchased 6.8 million shares for $504.4, including commissions, under the 2006 Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

The following is provided as an update to the ITT 2011 Annual Report, Item 1. Description of Business, “Employees” section:

On July 28, 2012, our contract with the United Steelworkers at our Seneca Falls, NY location was extended five years, to July 28, 2017.

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
Janice M. Klettner
Vice President and Chief Accounting Officer
(Principal accounting officer)

August 3, 2012

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(101)	The following materials from ITT Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Income Statements, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements	Submitted electronically with this report.