Form 10-Q
period 2012-09-30
ITT Corp
filed 2012-11-02
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 23, 2012, there were outstanding 92.7 million shares of common stock ($1 par value per share) of the registrant.

ITT CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED INCOME STATEMENTS (UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months		Nine Months
For the Periods Ended September 30	2012	2011	2012	2011
Revenue	$555.9	$515.9	$1,700.3	$1,601.4
Costs of revenue	387.1	360.7	1,184.9	1,102.1
Gross profit	168.8	155.2	515.4	499.3
Sales and marketing expenses	42.6	43.6	137.7	128.9
General and administrative expenses	58.2	28.0	150.1	120.5
Research and development expenses	15.7	15.8	49.5	49.3
Asbestos-related costs, net	12.8	59.3	35.1	90.8
Transformation costs	2.6	19.8	11.9	84.2
Operating income (loss)	36.9	(11.3)	131.1	25.6
Interest and non-operating (income) expenses, net	(5.1)	22.5	(0.1)	66.1
Income (loss) from continuing operations before income tax (benefit) expense	42.0	(33.8)	131.2	(40.5)
Income tax (benefit) expense	(18.8)	(4.3)	43.5	(8.2)
Income (loss) from continuing operations	60.8	(29.5)	87.7	(32.3)
Income from discontinued operations, including tax (benefit) expense of $(1.8), $41.2, $(2.1) and $172.8, respectively	12.2	138.0	5.3	431.8
Net income	$73.0	$108.5	$93.0	$399.5

Earnings (Loss) Per Share:
Basic:
Continuing operations	$0.66	$(0.32)	$0.94	$(0.35)
Discontinued operations	0.13	1.49	0.06	4.66
Net income	$0.79	$1.17	$1.00	$4.31
Diluted:
Continuing operations	$0.65	$(0.32)	$0.93	$(0.35)
Discontinued operations	0.13	1.49	0.06	4.66
Net income	$0.78	$1.17	$0.99	$4.31
Weighted average common shares – basic	92.5	92.7	93.2	92.6
Weighted average common shares – diluted	93.5	92.7	94.3	92.6
Cash dividends declared per common share	$0.091	$0.50	$0.273	$1.50

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months		Nine Months
FOR THE PERIODS ENDED SEPTEMBER 30	2012	2011	2012	2011
Net income	$73.0	$108.5	$93.0	$399.5
Other comprehensive income:
Net foreign currency translation adjustment	12.9	(194.0)	(2.6)	(19.1)
Net change in postretirement benefit plans, net of tax impacts of $0.0, $340.9, $0.0 and $317.2, respectively	2.9	(584.6)	17.3	(545.0)
Net change in unrealized gains on investment securities, net of tax impacts of $0.0, $0.5, $0.0 and $7.1, respectively	—	(0.8)	—	(11.7)
Other comprehensive income (loss)	15.8	(779.4)	14.7	(575.8)
Comprehensive income (loss)	$88.8	$(670.9)	$107.7	$(176.3)
Disclosure of reclassification adjustments:
Net change in postretirement benefit plans, net of tax:
Amortization of prior service costs, net of tax benefit of $0.0, $0.2, $0.0 and $0.7, respectively	$0.2	$0.4	$0.6	$1.2
Amortization of net actuarial loss, net of tax benefit of $0.0, $11.4, $0.0 and $34.6, respectively	2.7	20.1	7.8	58.9
Prior service cost recognized from curtailment, net of tax benefit of $0.8	—	1.4	—	1.4
Unrealized change in net actuarial loss, net of tax benefit of $353.3	—	(606.5)	8.9	(606.5)
Net change in postretirement benefit plans, net of tax	$2.9	$(584.6)	$17.3	$(545.0)
Net change in unrealized gains on investment securities, net of tax:
Unrealized losses arising during period, net of tax benefit of $0.0, $0.5, $0.0 and $1.0, respectively	$—	$(0.8)	$—	$(1.6)
Gains realized during the period, net of tax expense of $0.0, $0.0, $0.0 and $6.1, respectively	—	—	—	(10.1)
Net change in unrealized gains on investment securities, net of tax	$—	$(0.8)	$—	$(11.7)

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$762.0	$689.9
Receivables, net	458.2	396.1
Inventories, net	268.7	253.9
Other current assets	225.6	421.8
Total current assets	1,714.5	1,761.7
Plant, property and equipment, net	323.9	324.1
Goodwill	513.3	510.4
Other intangible assets, net	78.4	87.8
Asbestos-related assets	536.8	821.3
Other non-current assets	147.7	166.2
Total non-current assets	1,600.1	1,909.8
Total assets	$3,314.6	$3,671.5
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$331.9	$363.6
Accrued and other current liabilities	409.2	470.4
Total current liabilities	741.1	834.0
Postretirement benefits	282.1	315.4
Asbestos-related liabilities	1,254.2	1,529.1
Other non-current liabilities	267.6	298.2
Total non-current liabilities	1,803.9	2,142.7
Total liabilities	2,545.0	2,976.7
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share (104.0 and 104.1 shares issued, respectively(a)) Outstanding – 92.7 shares and 93.5 shares, respectively(a)	92.5	93.1
Retained earnings	913.3	852.6
Total accumulated other comprehensive loss	(236.2)	(250.9)
Total shareholders’ equity	769.6	694.8
Total liabilities and shareholders’ equity	$3,314.6	$3,671.5

(a)	Shares issued and outstanding include unvested restricted common stock of 0.2 at September 30, 2012 and 0.5 at December 31, 2011.

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN MILLIONS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30	2012	2011
Operating Activities
Net income	$93.0	$399.5
Less: Income from discontinued operations	5.3	431.8
Income (loss) from continuing operations	87.7	(32.3)
Adjustments to income (loss) from continuing operations:
Depreciation and amortization	51.7	53.3
Stock-based compensation	9.4	10.7
Asbestos-related costs, net	35.1	90.8
Transformation costs	11.9	84.2
Asbestos-related payments, net	(28.2)	(16.0)
Transformation-related payments	(44.2)	(120.6)
Contributions to pension plans	(33.1)	(16.6)
Changes in assets and liabilities:
Change in receivables	(59.9)	(86.6)
Change in inventories	(14.4)	(46.2)
Change in accounts payable	(11.9)	52.4
Change in accrued expenses	(12.3)	130.7
Change in accrued and deferred income taxes	153.6	(208.1)
Other, net	31.7	(7.5)
Net Cash – Operating activities	177.1	(111.8)
Investing Activities
Capital expenditures	(43.9)	(53.2)
Proceeds from sale of discontinued operations and other assets	0.4	5.6
Other, net	0.9	0.1
Net Cash – Investing activities	(42.6)	(47.5)
Financing Activities
Short-term debt, net	(2.2)	13.1
Long-term debt, repaid	(0.2)	(66.1)
Repurchase of common stock	(76.9)	(4.6)
Issuance of common stock	40.2	47.6
Dividends paid	(17.2)	(184.4)
Distribution of Exelis and Xylem, net	—	2,021.7
Tax impact from equity compensation activity	4.1	5.1
Other, net	1.5	(0.1)
Net Cash – Financing activities	(50.7)	1,832.3
Exchange rate effects on cash and cash equivalents	(8.8)	(10.9)
Discontinued operations:
Operating activities	(2.9)	570.8
Investing activities	—	(416.1)
Financing activities	—	(168.5)
Exchange rate effects on cash and cash equivalents	—	5.9
Net Cash – Discontinued operations	(2.9)	(7.9)
Net change in cash and cash equivalents	72.1	1,654.2
Cash and cash equivalents – beginning of year	689.9	1,032.3
Cash and cash equivalents – end of period	762.0	2,686.5
Less: Cash and cash equivalents of discontinued operations – end of period	—	(819.3)
Cash and Cash Equivalents of Continuing Operations – End of Period	$762.0	$1,867.2
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the year for:
Interest	$0.8	$46.1
Income taxes, net of refunds received	$(118.0)	$168.6

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

NOTE 1

DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

ITT Corporation is a diversified manufacturer of highly engineered critical components and customized technology solutions of industrial end-markets in energy infrastructure, electronics, aerospace and transportation. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT operates through four segments: Industrial Process consisting of industrial pumping and complementary equipment; Motion Technologies consisting of friction and shock & vibration equipment; Interconnect Solutions consisting of electronic connectors; and Control Technologies consisting of fluid and motion control devices and vibration and shock isolation products.

Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in ITT’s 2011 Annual Report on Form 10-K (2011 Annual Report) in preparing these unaudited financial statements, with the exception of accounting standard updates, described in Note 2, “Recent Accounting Pronouncements,” adopted on January 1, 2012. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2011 Annual Report.

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

1:2 Reverse Stock Split

On October 31, 2011, we completed a one-for-two reverse stock split (1:2 Reverse Stock Split) of ITT’s authorized, issued and outstanding common stock, as approved by our Board of Directors. The par value of our common stock remained $1 per share following the 1:2 Reverse Stock Split. All common stock authorized, issued and outstanding, as well as share prices and earnings per share give effect to the 1:2 Reverse Stock Split in all periods presented.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, asbestos-related liabilities and recoveries from insurers and other responsible parties, revenue recognition, unrecognized tax benefits, deferred tax valuation allowances, projected benefit obligations for postretirement plans, goodwill and other intangible asset impairment testing, environmental liabilities and recoveries from insurers, allowance for doubtful accounts and inventory valuation. Actual results could differ from these estimates.

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

In the second quarter of 2012, the Company established an insurance asset related to its environmental exposures. The environmental-related asset represents our best estimate of probable recoveries from third parties for costs incurred in past periods, as well as costs estimated to be incurred in future periods. In developing this estimate, the Company reviews the expected levels of future cost recovery, the financial viability of the insurance companies, the sites and claims covered by those policies, and our interpretation of the various policy and contract terms and limits. See Note 16, Commitments and Contingencies, for additional information.

NOTE 2

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In September 2011, the FASB provided companies with the option to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine the likelihood of goodwill impairment. The result of this qualitative assessment determines whether it is necessary to perform the currently required two-step impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a company would be required to perform the two-step impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company could elect to apply the option in goodwill impairment tests performed subsequent to January 1, 2012.

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

Accounting Pronouncements Not Yet Adopted

In July 2012, the FASB provided companies with the option to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine the likelihood of an indefinite-lived intangible asset impairment. The result of this qualitative assessment determines whether it is necessary to perform a quantitative impairment test. If it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, a company would be required to perform the quantitative impairment test. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.

NOTE 3

COMPANY TRANSFORMATION

In connection with activities taken to complete the Distribution and to create the revised organizational structure we recognized pre-tax expenses of $2.2 and $132.8 during the three months ended September 30, 2012 and 2011, respectively, and pre-tax expenses of $19.7 and $279.4 during the nine months ended September 30, 2012 and 2011, respectively (referred to herein as transformation costs). Transformation costs presented within income from discontinued operations are costs directly related to the Distribution that provide no future benefit to the Company. The components of transformation costs incurred during the three and nine month periods ended September 30, 2012 and 2011 are presented below.

	2012			2011
Three Months Ended September 30	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Advisory fees	$1.1	$—	$1.1	$—	$32.5	$32.5
IT costs	0.3	—	0.3	—	35.9	35.9
Employee retention and other compensation costs	0.2	—	0.2	17.4	5.1	22.5
Lease termination and other real estate costs	—	—	—	—	9.8	9.8
Asset impairment	—	—	—	—	8.5	8.5
Other costs	1.0	(0.4)	0.6	2.4	21.2	23.6
Transformation costs before income tax expense (benefit)	2.6	(0.4)	2.2	19.8	113.0	132.8
Tax-related separation costs	—	—	—	3.6	(7.4)	(3.8)
Tax (benefit) expense	(0.6)	0.1	(0.5)	(7.9)	(27.1)	(35.0)
Total transformation costs, net of tax benefit	$2.0	$(0.3)	$1.7	$15.5	$78.5	$94.0

	2012			2011
Nine Months Ended September 30	Continuing Operations	Discontinued Operations	Total	Continuing Operations		Discontinued Operations	Total
Asset impairment	$—	$—	$—	$55.0	(a)	$8.5	$63.5
Advisory fees	3.9	6.4	10.3	—		75.5	75.5
IT costs	2.3	0.9	3.2	—		57.8	57.8
Employee retention and other compensation costs	1.2	—	1.2	21.1		12.0	33.1
Lease termination and other real estate costs	—	—	—	2.9		9.8	12.7
Other costs	4.5	0.5	5.0	5.2		31.6	36.8
Transformation costs before income tax expense (benefit)	11.9	7.8	19.7	84.2		195.2	279.4
Tax-related separation costs	—	—	—	3.9		6.2	10.1
Tax benefit	(3.7)	(1.0)	(4.7)	(30.0)		(57.1)	(87.1)
Total transformation costs, net of tax benefit	$8.2	$6.8	$15.0	$58.1		$144.3	$202.4

(a)	Reflects a $55.0 non-cash impairment charge related to a decision to discontinue development of an information technology consolidation initiative.

The table included below provides a rollforward of accrued transformation costs for the nine months ended September 30, 2012.

Transformation accrual – December 31, 2011	$33.9
Charges for actions during the period:
Continuing operations	11.9
Discontinued operations	7.8
Cash payments	(44.2)
Transformation accrual – September 30, 2012	$9.4

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

Amounts presented for the three and nine months ended September 30, 2011 have been adjusted to reflect certain immaterial corrections to the amounts previously reported in the consolidated financial statements. See Note 18, “Immaterial Corrections,” for further information.

The tables below provide the results of discontinued operations through the date of disposal or distribution and certain transformation costs that were incurred by ITT but qualified for classification within discontinued operations.

Three Months Ended September 30, 2011	Exelis	Xylem	Other(a)	Total
Revenue	$1,522.4	$939.0	$—	$2,461.4
Transformation costs	11.0	45.8	56.2	113.0
Earnings (loss) before income taxes	152.5	72.4	(45.7)	179.2
Income tax expense (benefit)	52.7	17.5	(29.0)	41.2
Income (loss) from discontinued operations	99.8	54.9	(16.7)	138.0

Nine Months Ended September 30, 2011	Exelis	Xylem	Other(a)	Total
Revenue	$4,354.5	$2,800.2	$—	$7,154.7
Transformation costs	23.4	66.7	105.1	195.2
Earnings (loss) before income taxes	409.1	294.2	(98.7)	604.6
Income tax expense (benefit)	142.4	74.3	(43.9)	172.8
Income (loss) from discontinued operations	266.7	219.9	(54.8)	431.8

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

Income from discontinued operations was $12.2 and $5.3 for the three and nine month periods ended September 30, 2012, respectively. The results include benefits from a third quarter 2012 asbestos-related Settlement Agreement related to a business we disposed of a number of years ago and changes in unrecognized tax benefits. The nine month period also includes transformation costs incurred in connection with the Distribution that qualified for classification within discontinued operations.

Novation of Contracts

On October 31, 2011, we entered into a Subcontract Agreement Pending Novation with Exelis through which ITT engaged Exelis as a subcontractor for approximately 425 contracts with the U.S. Government. Pursuant to the Subcontract Agreement Pending Novation, Exelis was obligated to perform to the contract specifications to the satisfaction of the U.S. Government as if the contracts had been novated. As of September 2012, the novation process has been completed with the U.S. Government for substantially all of the agreements in which ITT engaged Exelis as a subcontractor. Following the novation, all rights and benefits conferred or accruing under the U.S. Government contracts inure to Exelis. Exelis has indemnified ITT against claims and liabilities related to the U.S. Government contracts in connection with performance under the contracts while the novation was pending.

NOTE 5

INCOME TAXES

For the three months ended September 30, 2012, the Company recognized an income tax benefit of $18.8 representing an effective tax rate of (44.8)% as compared to an income tax benefit of $4.3, an effective tax rate of 12.7%, for the three months ended September 30, 2011. For the nine months ended September 30, 2012, the Company recognized income tax expense of $43.5 representing an effective tax rate of 33.2% as compared to an income tax benefit of $8.2, an effective tax rate of 20.2%, for the nine months ended September 30, 2011. The higher tax rate recorded in 2012 was mainly due to the increase in tax expense from the recognition of a valuation allowance against deferred tax assets, a decrease in tax expense for changes in unrecognized tax benefits, and a decrease in tax expense related to a reduction in the valuation allowance for deferred tax assets associated with the filing of ITT’s 2011 U.S. federal income tax return which differed from previously estimated amounts. We recorded a valuation allowance related to current U.S. deferred tax assets in the nine months ended September 30, 2012 primarily because of a determination that it is more likely than not that the current year temporary differences expected to reverse in future years will not be realized as the Company does not expect to be able to carryback such amounts to prior years.

During the third quarter of 2012, the U.S. Internal Revenue Service (IRS) closed its examination of the Company’s tax returns for the years 2007 and 2008. The Company recognized a decrease in the unrecognized tax benefits of approximately $24.7 ($16.3 recognized within income from continuing operations) primarily related to the completion of an IRS examination. Over the next 12 months it is reasonably possible that the total amount of unrecognized tax benefits could decrease due to the completion of non-U.S. tax examinations and a lapsing of the statute of limitations for certain non-U.S. and state tax jurisdictions.

NOTE 6

EARNINGS PER SHARE

The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings (loss) per share from continuing operations for the three and nine month periods ended September 30, 2012 and 2011. The presentation gives effect to the 1:2 Reverse Stock Split, which occurred after market close on October 31, 2011.

For the Periods Ended September 30	Three Months		Nine Months
(in millions, except per share amounts)	2012	2011	2012	2011
Income (loss) from continuing operations	$60.8	$(29.5)	$87.7	$(32.3)
Weighted average common shares outstanding	92.3	92.2	92.9	92.0
Add: Weighted average restricted stock awards outstanding(a)	0.2	0.5	0.3	0.6
Basic weighted average common shares outstanding	92.5	92.7	93.2	92.6
Add: Dilutive impact of stock options	1.0	N/A	1.1	N/A
Diluted weighted average common shares outstanding	93.5	92.7	94.3	92.6
Basic earnings (loss) per share from continuing operations	$0.66	$(0.32)	$0.94	$(0.35)
Diluted earnings (loss) per share from continuing operations	$0.65	$(0.32)	$0.93	$(0.35)

(a)

Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings (loss) per share for the three and nine month periods ended September 30, 2012 and 2011 because they were anti-dilutive.

	Three Months		Nine Months
For the Periods Ended September 30	2012	2011	2012	2011
Anti-dilutive stock options	2.9	1.8	1.9	1.6
Average exercise price	$21.05	$100.64	$21.45	$95.90
Years of expiration	2014-2022	2012-2021	2014-2022	2012-2021

NOTE 7

RECEIVABLES, NET

	September 30, 2012	December 31, 2011
Trade accounts receivable	$422.5	$361.1
Notes receivable	7.3	7.3
Other	42.0	40.8
Receivables, gross	471.8	409.2
Allowance for doubtful accounts	(13.6)	(13.1)
Receivables, net	$458.2	$396.1

NOTE 8

INVENTORIES, NET

	September 30, 2012	December 31, 2011
Finished goods	$54.2	$61.9
Work in process	63.3	49.1
Raw materials	125.0	124.7
Total product inventory	242.5	235.7
Inventoried costs related to long-term contracts	79.7	65.4
Less – progress payments	(53.5)	(47.2)
Inventoried costs related to long-term contracts, net	26.2	18.2
Inventories, net	$268.7	$253.9

NOTE 9

OTHER CURRENT AND NON-CURRENT ASSETS

	September 30, 2012	December 31, 2011
Asbestos-related current assets	$94.2	$132.9
Prepaid income taxes and income tax receivable	53.6	204.8
Current deferred income taxes	36.0	24.8
Other	41.8	59.3
Other current assets	$225.6	$421.8
Other employee benefit-related assets	$85.3	$79.2
Capitalized software costs	11.7	13.3
Deferred income tax	11.5	45.4
Other	39.2	28.3
Other non-current assets	$147.7	$166.2

During the nine months ended September 30, 2012, we received income tax refunds totaling $155.4, including $122.6 from the IRS for income taxes previously paid and $32.8 for net operating losses and research and development tax credits generated during 2011 carried back to prior tax years.

NOTE 10

PLANT, PROPERTY AND EQUIPMENT, NET

	September 30, 2012	December 31, 2011
Land and improvements	$17.0	$17.2
Buildings and improvements	170.6	163.1
Machinery and equipment	760.7	737.7
Furniture, fixtures and office equipment	63.1	61.8
Construction work in progress	33.5	46.5
Other	7.8	8.2
Plant, property and equipment, gross	1,052.7	1,034.5
Less – accumulated depreciation	(728.8)	(710.4)
Plant, property and equipment, net	$323.9	$324.1

Depreciation expense of $13.8 and $40.2 was recognized in the three and nine month periods ended September 30, 2012, respectively, and $14.2 and $42.2 for the three and nine month periods ended September 30, 2011, respectively.

NOTE 11

GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table provides a rollforward of the carrying amount of goodwill for the nine months ended September 30, 2012 by segment.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total
Goodwill — December 31, 2011	$193.2	$46.9	$72.3	$198.0	$510.4
Adjustments to purchase price allocations	2.6	—	—	—	2.6
Foreign currency	0.4	(0.3)	0.2	—	0.3
Goodwill — September 30, 2012	$196.2	$46.6	$72.5	$198.0	$513.3

Other Intangible Assets, Net

	September 30, 2012			December 31, 2011
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET INTANGIBLES	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET INTANGIBLES
Customer relationships	$74.8	$(28.1)	$46.7	$77.2	$(23.6)	$53.6
Proprietary technology	19.5	(7.9)	11.6	19.6	(6.7)	12.9
Trademarks	2.9	(1.9)	1.0	2.9	(1.7)	1.2
Patents and other	4.9	(3.0)	1.9	5.2	(2.3)	2.9
Indefinite-lived intangibles	17.2	—	17.2	17.2	—	17.2
Other Intangible Assets	$119.3	$(40.9)	$78.4	$122.1	$(34.3)	$87.8

Amortization expense related to finite-lived intangible assets was $2.1 and $6.7 for the three and nine month periods ended September 30, 2012, respectively, and $2.1 and $6.3 for the three and nine month periods ended September 30, 2011, respectively.

Estimated amortization expense for the remaining three months of 2012, each of the four succeeding years and thereafter is as follows:

Remaining 2012	$2.5
2013	8.5
2014	7.2
2015	7.0
2016	6.7
2017 and thereafter	29.3
Total	$61.2

NOTE 12

ACCRUED AND OTHER CURRENT LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	September 30, 2012	December 31, 2011
Compensation and other employee-related benefits	$143.1	$171.7
Asbestos-related liability	92.5	139.0
Customer-related liabilities	38.5	32.3
Accrued warranty costs	27.0	26.0
Accrued income taxes	45.5	23.0
Environmental liabilities and other legal matters	19.1	19.4
Other accrued liabilities	43.5	59.0
Accrued and other current liabilities	$409.2	$470.4
Deferred income taxes and other tax-related accruals	$116.3	$136.4
Environmental liabilities	86.2	90.6
Compensation and other employee-related benefits	41.2	45.5
Other	23.9	25.7
Other non-current liabilities	$267.6	$298.2

NOTE 13

POSTRETIREMENT BENEFIT PLANS

The following tables provides the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three and nine month periods ended September 30, 2012 and 2011.

	2012			2011
Three Months Ended September 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost:
Service cost	$1.5	$0.5	$2.0	$1.7	$0.5	$2.2
Interest cost	3.9	2.2	6.1	4.0	2.3	6.3
Expected return on plan assets	(4.7)	(0.2)	(4.9)	(4.7)	(0.1)	(4.8)
Amortization of prior service cost	0.2	—	0.2	0.3	—	0.3
Amortization of net actuarial loss	1.6	1.1	2.7	0.9	0.6	1.5
Net periodic benefit cost	$2.5	$3.6	$6.1	$2.2	$3.3	$5.5

	2012			2011
Nine Months Ended September 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost:
Service cost	$4.3	$1.6	$5.9	$5.0	$1.6	$6.6
Interest cost	11.6	6.7	18.3	12.0	7.0	19.0
Expected return on plan assets	(13.6)	(0.4)	(14.0)	(14.0)	(0.4)	(14.4)
Amortization of prior service cost (benefit)	0.7	(0.1)	0.6	0.9	(0.1)	0.8
Amortization of net actuarial loss	4.7	3.1	7.8	2.6	1.9	4.5
Net periodic benefit cost	$7.7	$10.9	$18.6	$6.5	$10.0	$16.5

During the nine months ended September 30, 2012, we contributed $33.1 to our U.S. pension plans. We do not expect to make material contributions to our pension plans during the remainder of 2012.

In connection with the 2012 contributions, during the first quarter of 2012 we elected to remeasure the projected benefit obligations and plan assets for our U.S. pension plans. As a result of the remeasurement, the funded status of our U.S. pension plans improved by $41.2 and an after-tax adjustment of $8.8 was recorded to unrecognized actuarial loss included in other comprehensive income. At September 30, 2012, in the aggregate, ITT’s net postretirement liability was $294.9.

Third Quarter 2011 Plan Design Changes – Discontinued Operations

Prior to the Distribution, substantially all of ITT’s employees were covered under various defined benefit pension plans, defined contribution plans, or both, when they met the eligibility requirements of the plans. During the third quarter of 2011, the Compensation Committee of ITT’s Board of Directors amended the U.S. retirement programs to more closely align to industry practice. The most significant amendment was to ITT’s former U.S. Salaried Retirement Plan (U.S. SRP) which was transferred to Exelis at the Distribution Date. These amendments became effective on completion of the Distribution. The plan design changes eliminated future benefit accruals for a significant portion of employees who remained with ITT or who transferred to Xylem, accelerated vesting for certain plan participants as of the Distribution Date, and recognized future service for eligibility purposes for a defined period of time. Following the Distribution, employees remaining with ITT and new hires are eligible for an enhanced employer contribution to their 401(k).

As a result of the third quarter 2011 changes, ITT remeasured its projected benefit obligations and plan assets for certain U.S. and international pension plans, including the former U.S. SRP. These actions resulted in an unrecognized actuarial loss of $959.8 recorded within other comprehensive income and a curtailment loss of $4.9 including $3.6 presented within income from discontinued operations.

NOTE 14

LONG-TERM INCENTIVE EMPLOYEE COMPENSATION

Our long-term incentive awards program (LTIP) comprises three components: non-qualified stock options (NQOs), restricted stock (RS) and a target cash award (TSR). We account for NQOs and RS as equity-based compensation awards. TSR awards are cash settled and accounted for as liability-based compensation. LTIP employee compensation costs are primarily recorded within general and administrative expenses, and are reduced by an estimated forfeiture rate. The following table provides the components of these costs for the three and nine month periods ended September 30, 2012 and 2011.

	Three Months		Nine Months
For the Periods Ended September 30	2012	2011	2012	2011
Share-based compensation expense, equity-based awards	$3.6	$3.6	$9.4	$10.7
Share-based compensation expense, liability-based awards	0.8	4.7	1.1	7.0
Total share-based compensation expense in operating income (loss)	4.4	8.3	10.5	17.7
Less: tax benefit	1.6	2.9	3.7	6.2
Share-based compensation expense, net of tax	$2.8	5.4	$6.8	$11.5

At September 30, 2012, there was $21.9 of unrecognized compensation cost related to non-vested NQOs and RS. This cost is expected to be recognized ratably over a weighted-average period of 2.1 years.

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

During the nine month period ended September 30, 2012, 2.6 stock options were exercised resulting in proceeds of $40.2, and restrictions on 0.4 shares of RS lapsed.

NOTE 15

CAPITAL STOCK

On October 27, 2006, a three-year $1 billion share repurchase program was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. To offset the dilution caused by exercises of employee stock options, we repurchased 3.3 shares of common stock for $73.6 during the nine months ended September 30, 2012. No shares were repurchased under the 2006 Share Repurchase Program during the three months ended September 30, 2012 and either the three or nine month periods ending September 30, 2011. To date, under the 2006 Share Repurchase Program, the Company has repurchased 6.8 shares for $504.3, including commissions.

Separate from the 2006 Share Repurchase Program, the Company repurchased 0.1 shares and 0.1 shares for an aggregate price of $3.3 and $5.4, during the nine months ended September 30, 2012 and 2011, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

NOTE 16

COMMITMENTS AND CONTINGENCIES

From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to defend vigorously against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including our assessment of the merits of the particular claim, as well as our current reserves and insurance coverage, we do not expect that such legal proceedings will have any material adverse impact on our financial statements, unless otherwise noted below.

Asbestos Matters

Background

ITT, including its subsidiary Goulds Pumps, Inc., has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by us or our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable.

As of September 30, 2012, there were 96 thousand pending claims against ITT, including Goulds Pumps, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

For the Nine Months Ended September 30 (in thousands)	2012	2011
Pending claims – Beginning	105	104
New claims	3	4
Settlements	(1)	(1)
Dismissals(a)	(11)	(2)
Pending claims – Ending	96	105

(a)

In the nine month period ended September 30, 2012, 11 thousand pending claims were dismissed, approximately 10 thousand of which were filed in Mississippi and were inactive. As of September 30, 2012, approximately 29 thousand claims pending against the Company have been placed on inactive dockets in Mississippi.

Frequently, plaintiffs are unable to identify any ITT or Goulds Pumps product as a source of asbestos exposure. In addition, a large majority of claims pending against the Company have been placed on inactive dockets (including in Mississippi) because the plaintiffs cannot demonstrate a significant compensable loss. Our experience to date is that a substantial portion of resolved claims are dismissed without any payment from the Company. Management believes that a large majority of the pending claims have little or no value. In addition, because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. ITT expects more asbestos-related suits will be filed in the future, and ITT will aggressively defend or seek a reasonable resolution, as appropriate.

Estimating the Liability and Related Asset

The Company records an asbestos liability, including legal fees, for costs estimated to be incurred to resolve all pending claims, as well as unasserted claims estimated to be filed against the Company over the next 10 years. The asbestos liability has not been discounted to present value due to an inability to reliably forecast the timing of future cash flows. The methodology used to estimate our asbestos liability for pending claims and claims estimated to be filed over the next 10 years relies on and includes the following:

■	interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos in the workplace;

■	widely accepted epidemiological studies estimating the number of people likely to develop mesothelioma and lung cancer from exposure to asbestos;

■	the Company’s historical experience with the filing of non-malignant claims against it and the historical relationship between non-malignant and malignant claims filed against the Company;

■	analysis of the number of likely asbestos personal injury claims to be filed against the Company based on such epidemiological and historical data and the Company’s recent claims experience;

■	analysis of the Company’s pending cases, by disease type;

■	analysis of the Company’s recent experience to determine the average settlement value of claims, by disease type;

■	analysis of the Company’s defense costs in relation to its indemnity costs;

■	adjustment for inflation in the average settlement value of claims and defense costs estimated to be paid in the future; and

■	analysis of the Company’s recent experience with regard to the length of time to resolve asbestos claims.

Asbestos litigation is a unique form of litigation. Frequently, the plaintiff sues a large number of defendants and does not state a specific claim amount. After filing of the complaint, the plaintiff engages defendants in settlement negotiations to establish a settlement value based on certain criteria, including the number of defendants in the case. Rarely do the plaintiffs seek to collect all damages from one defendant. Rather, they seek to spread the liability, and thus the payments, among many defendants. As a result, the Company is unable to estimate the maximum potential exposure to pending claims and claims estimated to be filed over the next 10 years.

The forecast period used to estimate our potential liability to pending and projected asbestos claims is a judgment based on a number of factors, including the number and type of claims filed, recent experience with pending claims activity and whether that experience will continue into the future, the jurisdictions where claims are filed, the effect of any legislative or judicial developments, and the likelihood of any comprehensive asbestos legislation at the federal level. These factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and, accordingly, our estimate of the asbestos exposure. Developments related to asbestos tend to be long-cycle, changing over multi-year periods. Accordingly, we monitor these and other factors and periodically assess whether an alternative forecast period is appropriate.

The Company retains a consulting firm to assist management in estimating the potential liability for pending asbestos claims and for claims estimated to be filed over the next 10 years based on the methodology described above. Our methodology determines a point estimate based on our assessment of the value of each underlying assumption, rather than a range of reasonably possible outcomes. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key assumptions discussed above, additional uncertainty related to asbestos claims and estimated costs arises from the long latency period prior to the manifestation of an asbestos-related disease, changes in available medical treatments and changes in medical costs, changes in plaintiff behavior resulting from bankruptcies of other companies that are or could be co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes. At September 30, 2012, approximately 36% of the recorded asbestos liability relates to pending claims, with the remainder relating to claims estimated to be filed over the next 10 years.

We record a corresponding asbestos-related asset that represents our best estimate of probable recoveries from insurers for the estimated asbestos liabilities. Consistent with the asbestos liability, the asbestos-related asset has not been discounted to present value. In developing this estimate, the Company considers coverage-in-place and other agreements with its insurers, as well as a number of additional factors. These additional factors reviewed include the financial viability of our insurance carriers and any related solvency issues, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, the extent to which settlement and defense costs will be reimbursed by the insurance policies, and interpretation of the various policy and contract terms and limits and their interrelationships, and various judicial determinations relevant to our insurance programs. The timing and amount of reimbursements will vary due to a time lag between when ITT pays an amount to defend or settle a claim and when a reimbursement is received from an insurer, differing policy terms, and certain gaps in our insurance coverage as a result of uninsured periods, insurer insolvencies, and prior insurance settlements. Approximately 89% of our estimated receivables are due from domestic insurers, substantially all of which had credit ratings of A- or better from A.M. Best as of September 30, 2012. While the substantial majority of our insurance carriers are solvent, some of the individual carriers are insolvent, which has been considered in our analysis of probable recoveries.

In addition, the Company retains an insurance consulting firm to assist management in estimating probable recoveries for pending asbestos claims and for claims estimated to be filed over the next 10 years based on the analysis of policy terms, the likelihood of recovery provided by external legal counsel, and incorporating risk mitigation judgments where policy terms or other factors are not certain. Amounts deemed not recoverable generally are due from insurers that are insolvent, rather than as a result of disagreements with the insurers over policy terms, coverage limits or coverage disputes. The aggregate amount of insurance available to the Company for asbestos-related claims was acquired over many years and from many different carriers, and remains substantial. However, limitations in that coverage are expected to result in projected payments to claimants substantially exceeding the probable insurance recovery.

The Company has negotiated with certain of its insurers to reimburse the Company for a portion of its settlement and/or defense costs as incurred through “coverage-in-place” agreements or long-term policy payout agreements. The agreements are designed to facilitate an orderly resolution and collection of ITT’s insurance portfolio and to mitigate issues that insurers may raise regarding their responsibility to respond to claims. These agreements, in the aggregate, represent approximately 58% of the recorded asbestos-related asset.

After reviewing our portfolio of insurance policies, with consideration given to applicable deductibles, retentions and policy limits, the solvency and historical payment experience of various insurance carriers, existing insurance settlements, and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, ITT believes that its recorded receivable for insurance recoveries is probable of collection.

Estimating our exposure to pending asbestos claims and those that may be filed in the future is subject to significant uncertainty and risk as there are multiple variables that can affect the timing, severity, quality, quantity and resolution of claims. Any predictions with respect to the variables impacting the estimate of the asbestos liability and related asset are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company’s asbestos exposures, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years which could be material to the financial statements, we do not believe there is a reasonable basis for estimating those costs at this time.

The asbestos liability and related receivables reflect management’s best estimate of future events. However, future events affecting the key factors and other variables for either the asbestos liability or the related receivables could cause actual costs or recoveries to be materially higher or lower than currently estimated. Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims which may be filed beyond the next 10 years, it is not possible to predict the ultimate cost of resolving all pending and unasserted asbestos claims. We believe it is possible that future events affecting the key factors and other variables within the next 10 years, as well as the cost of asbestos claims filed beyond the next 10 years, net of expected recoveries, could have a material adverse effect on our financial statements.

Income Statement Charges

In the third quarter of 2012, we conducted our annual study with the assistance of outside consultants to review and update the underlying assumptions used to estimate our asbestos liability and related assets. During this study, the underlying assumptions were updated based on actual experience since our last annual study, a reassessment of the appropriate reference period of years of experience used in determining each assumption and our expectations regarding future conditions, including inflation. Based on the results of this study, we decreased our estimated undiscounted asbestos liability, including legal fees, by $75.8, reflecting a decrease in costs that the Company estimates will be incurred to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The decrease in our estimated liability is a result of several developments, including an expectation of lower defense costs relative to indemnities paid over the projection period and a reduction in the assumed rate of increase in future average settlement values. These favorable factors were offset in part by an increasing number of cases expected to be adjudicated, increased activity in several higher-cost jurisdictions, an increase in average settlement values and an increase in lung cancer activity.

Further, in the third quarter of 2012, the Company reduced its estimated asbestos-related assets by $78.7, based on the results of this study. The decrease in our asbestos-related assets is primarily a result of the decrease in the estimated liability and, to a lesser extent, reductions in expected recovery rates from certain insurers, offset in part by benefits from the recently executed Settlement Agreement.

At each balance sheet date, ITT compares current asbestos claims and resolution activity and changes in insurer credit ratings to the results of the most recent annual study to assess whether the recorded asbestos liability and related asset remain appropriate. Further, in addition to the charges associated with our annual measurement, we record a net asbestos charge each quarter to maintain a rolling 10 year forecast period. Further, during the quarter ended June 30, 2012, we received a distribution totaling $8.3 from certain insolvent insurers. As a result, we reduced our asbestos related asset by $2.5 and recognized $5.8 in continuing operations as a reduction to the net asbestos charge for the second quarter. The tables below summarize the total net asbestos charges for the three and nine months ended September 30, 2012 and 2011.

	2012		2011
Three Months Ended September 30	Pre-Tax	After-Tax	Pre-Tax	After-Tax
Continuing operations:
Provision	$15.7	$9.8	$18.4	$11.5
Remeasurement	2.9	1.8	40.9	25.6
Settlement Agreement	(5.8)	(3.6)	—	—
Net asbestos charge – continuing operations	12.8	8.0	59.3	37.1
Discontinued Operations:
Provision	—	—	—	—
Settlement Agreement	(5.6)	(3.5)	(9.2)	(5.8)
Net asbestos charge – discontinued operations	(5.6)	(3.5)	(9.2)	(5.8)
Total net asbestos charge	$7.2	$4.5	$50.1	$31.3

	2012		2011
Nine Months Ended September 30	Pre-Tax	After-Tax	Pre-Tax	After-Tax
Continuing operations:
Provision	$38.0	$23.7	$49.9	$34.6
Remeasurement	2.9	1.8	40.9	25.6
Settlement Agreement	(5.8)	(3.6)	—	—
Net asbestos charge – continuing operations	35.1	21.9	90.8	60.2
Discontinued Operations:
Provision	$0.7	$0.4	$2.8	$1.8
Settlement Agreement	(5.6)	(3.5)	(9.2)	(5.8)
Net asbestos charge – discontinued operations	(4.9)	(3.1)	(6.4)	(4.0)
Total net asbestos charge	$30.2	$18.8	$84.4	$56.2

Changes in Financial Position

The Company’s estimated asbestos exposure, net of expected recoveries, for the resolution of all pending claims and claims estimated to be filed in the next 10 years was $715.7 and $713.7 as of September 30, 2012 and December 31, 2011, respectively.

The following table provides a rollforward of the estimated asbestos liability and related assets for the nine months ended September 30, 2012.

	Liability	Asset	Net
Balance as of December 31, 2011	$1,667.9	$954.2	$713.7
Changes in estimate during the period:
Continuing operations	(12.8)	(53.7)	40.9
Discontinued operations	11.7	11.0	0.7
Settlement Agreement	(245.2)	(233.8)	(11.4)
Net cash activity	(74.9)	(46.7)	(28.2)
Balance as of September 30, 2012	$1,346.7	$631.0	$715.7
Current portion	92.5	94.2
Noncurrent portion	1,254.2	536.8

Settlement Agreement

In September 2012, we executed an agreement (the Settlement Agreement) with the entity (the counterparty) that acquired a business disposed by ITT in 1986. The Settlement Agreement accelerates the cost sharing provisions of a previous agreement with the counterparty. Prior to executing the Settlement Agreement, claims subject to the previous cost sharing agreement where ITT was not a named defendant were excluded from the count of pending claims; however, our recorded asbestos liability included an estimate of exposure to all claims subject to the cost sharing agreement.

Under the terms of the Settlement Agreement, the counterparty assumed full responsibility for all pending and future asbestos-related claims filed against the disposed business, whether they were served on ITT or the counterparty. However, if the disposed business and other ITT entities were both named in a claim, ITT continues to be responsible for defending the ITT portion(s) of the claim and thus those cases remain in the Company’s count of pending claims and in our estimated asbestos liability. ITT also agreed that certain insurance rights will remain with the pending and future claims filed against the disposed business, benefitting the counterparty.

As a result of the Settlement Agreement, ITT’s asbestos-related liabilities were reduced by $245.2, while the asbestos-related assets were reduced by $233.8. The reduction in the asbestos liability results from eliminating the liability for all asbestos claims filed and estimated to be filed over the next 10 years against the disposed business. In addition, under the Settlement Agreement, ITT will receive a $10.0 cash payment from the counterparty for past and future costs which would otherwise have been paid by the surrendered insurance. Income from discontinued operations includes $5.6 of the reduction in the net asbestos liability resulting from the Settlement Agreement with the remainder recorded in continuing operations.

Future Cash Flows

We estimate that we will be able to recover 47% of the asbestos indemnity and defense costs for pending claims as well as unasserted claims estimated to be filed over the next 10 years from our insurers. Actual insurance reimbursements will vary from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. Certain of our primary coverage-in-place agreements are expected to exhaust within the next twelve months, which will result in higher net cash outflows for the short-term. In the tenth year of our estimate, our insurance recoveries are currently projected to be 24%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.

Further, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended. Such cash payments will continue for a number of years beyond the next 10 years due to the significant proportion of future claims included in the estimated asbestos liability and the delay between the date a claim is filed and when it is resolved. Subject to these inherent uncertainties, it is expected that net cash payments related to pending claims and claims estimated to be filed in the next 10 years will extend through approximately 2028.

Annual net cash outflows, net of tax benefits, are projected to average $10 to $20 over the next five years, as compared to an annual average of $10 over the past three years, and increase to an average of approximately $35 to $45, over the remainder of the projection period.

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

The following table provides a rollforward of the estimated environmental liability and related assets for the nine months ended September 30, 2012.

	Liability	Asset	Net
Environmental liability – December 31, 2011	$101.8	$—	$101.8
Change in estimates for pre-existing accruals:
Continuing operations	4.0	6.5	(2.5)
Discontinued operations	(0.7)	1.4	(2.1)
Accruals added during the period for new matters	—	—	—
Net cash activity	(7.8)	(0.1)	(7.7)
Environmental liability – September 30, 2012	$97.3	$7.8	$89.5

The following table illustrates the reasonably possible range of estimated liability, and number of active sites for environmental matters, at September 30, 2012.

Low-end estimate	$77.6
High end estimate	$167.2
Number of active environmental investigation and remediation sites	68

As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.

In the second quarter of 2012, the Company recorded an $8.2 asset related to an insurance policy that is responsive to environmental exposures. The asset reflects the Company’s best estimate of costs that are expected to be reimbursed by the insurer for past costs incurred and costs expected to be incurred in the future subject to the various policy terms and limits. The timing and amount of reimbursements will vary and may not be received in the same periods as costs are incurred. Historically, we had not recorded an asset for potential recoveries because future receipts were not considered probable due to uncertainties associated with the interpretation of policy terms, the insurer’s cost review and approval process, and the pattern of performance of the insurer. In the first half of 2012, the performance of the insurer stabilized and disagreements on coverage for certain sites were resolved with the insurer. Based on these events, combined with a longer history of experience with the insurer, the Company determined it was probable that the insurer would perform in the future in accordance with the terms of the policy and that the amount of potential recovery could be reasonably estimated. Of the $8.2 asset recorded in the second quarter of 2012, $6.7 was recognized in income from continuing operations, while the remaining $1.5 was reflected in income from discontinued operations. During the third quarter of 2012, the environmental insurance-related asset was reduced by $0.3 due to a change in the amount of estimated reimbursements, reflected as a $0.2 adjustment within income from continuing operations and a $0.1 adjustment within income from discontinued operations.

Other Matters

The Company is involved in coverage litigation with various insurers seeking recovery of costs incurred in connection with certain environmental and product liabilities. In a suit filed in 1991, ITT Corporation, et al. v. Pacific Indemnity Corporation et al, Sup. Ct., Los Angeles County, we are seeking recovery of costs related to environmental losses. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. For several years, the case was on appeal before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims made by ITT. In 2011, ITT filed a Motion for Summary Judgment on Pacific Indemnity’s obligation to pay defense costs. That motion is currently pending before the court and the Company is continuing to engage the defendants in settlement negotiations.

On February 13, 2003, we commenced an action, Cannon Electric, Inc. v. Affiliated FM Ins. Co., Sup. Ct., Los Angeles County, seeking recovery of costs related to asbestos product liability losses described above. During this coverage litigation, we entered into coverage-in-place settlement agreements with ACE, Wausau and Utica Mutual dated April 2004, September 2004, and February 2007, respectively. These agreements provide specific coverage for the Company’s legacy asbestos liabilities. In the first quarter of 2012, Goulds Pumps resolved its claims against Fireman’s Fund and Continental Casualty. In January 2012, ITT and Goulds Pumps filed a putative class action against Travelers Casualty and Surety Company (ITT Corporation and Goulds Pumps, Inc., v. Travelers Casualty and Surety Company (f/k/a Aetna Casualty and Surety Company)), alleging that Travelers is unilaterally reinterpreting language contained in older Aetna policies so as to avoid paying on asbestos claims. We continue to negotiate settlement agreements with other insurers, where appropriate.

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

Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as asbestos and environmental liabilities, that are managed at a corporate level and are not included in segment results when evaluating performance or allocating resources. Assets of the segments exclude general corporate assets, which principally consist of cash, company owned life insurance, asbestos-related receivables and certain property, plant and equipment.

	Revenue		Operating Income		Operating Margin
Three Months Ended September 30	2012	2011	2012	2011	2012	2011
Industrial Process	$239.9	$188.3	$30.6	$22.4	12.8%	11.9%
Motion Technologies	151.1	151.0	18.6	17.7	12.3%	11.7%
Interconnect Solutions	90.8	101.2	(0.9)	7.2	(1.0)%	7.1%
Control Technologies	75.8	81.0	15.1	14.2	19.9%	17.5%
Total segment results	$557.6	$521.5	$63.4	$61.5	11.4%	11.8%
Asbestos-related costs, net	—	—	(12.8)	(59.3)	—	—
Transformation costs(a)	—	—	(1.8)	(18.9)	—	—
Eliminations / Other corporate costs	(1.7)	(5.6)	(11.9)	5.4	—	—
Total Eliminations / Corporate and Other costs	$(1.7)	$(5.6)	$(26.5)	$(72.8)	—	—
Total	$555.9	$515.9	$36.9	$(11.3)	6.6%	(2.2)%

	Revenue		Operating Income		Operating Margin
Nine Months Ended September 30	2012	2011	2012	2011	2012	2011
Industrial Process	$699.2	$556.5	$80.1	$72.6	11.5%	13.0%
Motion Technologies	486.4	499.1	66.1	67.1	13.6%	13.4%
Interconnect Solutions	283.6	318.1	6.5	33.8	2.3%	10.6%
Control Technologies	235.5	242.7	42.6	43.0	18.1%	17.7%
Total segment results	$1,704.7	$1,616.4	$195.3	$216.5	11.5%	13.4%
Asbestos-related costs, net	—	—	(35.1)	(90.8)	—	—
Transformation costs(a)	—	—	(8.9)	(83.2)	—	—
Eliminations / Other corporate costs	(4.4)	(15.0)	(20.2)	(16.9)	—	—
Total Eliminations / Corporate and Other costs	$(4.4)	$(15.0)	$(64.2)	$(190.9)	—	—
Total	$1,700.3	$1,601.4	$131.1	$25.6	7.7%	1.6%

	Total Assets		Capital Expenditures		Depreciation & Amortization
Nine Months Ended September 30	2012	2011(b)	2012	2011	2012	2011
Industrial Process	$685.4	$633.8	$14.0	$8.8	$10.4	$9.5
Motion Technologies	457.6	430.7	20.1	19.3	20.1	20.3
Interconnect Solutions	360.5	342.7	5.2	7.6	7.4	7.2
Control Technologies	413.9	413.5	3.0	2.4	8.7	9.6
Corporate and Other	1,397.2	1,850.8	1.6	15.1	5.1	6.7
Total	$3,314.6	$3,671.5	$43.9	$53.2	$51.7	$53.3

(a)

Excludes transformation costs of $0.8 and $3.0 reflected within total segment operating income for the three and nine months ended September 30, 2012, respectively, and $0.9 and $1.0 during the three and nine months ended September 30, 2011.

(b)	Amounts reflect balances as of December 31, 2011.

NOTE 18

IMMATERIAL CORRECTIONS

During the fourth quarter of 2011, management concluded the previously issued consolidated financial statements required adjustments to reflect certain immaterial corrections. The Company revised amounts previously reported in the consolidated financial statements to reflect certain adjustments, primarily related to income taxes, cumulative translation adjustments, and other adjustments, related to previously unrecorded immaterial adjustments identified during the preparation of prior years’ financial statements. Certain of these adjustments had an impact on the previously reported third quarter 2011 financial statements. Prior to the distribution of Exelis and Xylem, the Company had evaluated and concluded that the identified amounts were not material to any of its previously issued financial statements. Although management believes the amounts, individually and in the aggregate, were, and continue to be, immaterial to prior periods, management concluded that correcting prior periods in the post-Distribution financial statements was appropriate.

As a result of these adjustments, basic and diluted earnings per share for the three months ended September 30, 2011 were adjusted by $0.33, including $0.20 related to discontinued operations. Basic and diluted earnings per share for the nine months ended September 30, 2011 were adjusted by $0.32, including $0.20 related to discontinued operations. The impact of these adjustments is detailed in the table below.

Three Months Ended September 30, 2011	As Previously Reported with Reclassification For Discontinued Operations (Note 4)	Adjustments	As Adjusted and with Reclassification For Discontinued Operations
Cost of sales	$358.3	$2.4	$360.7
Gross profit	157.6	(2.4)	155.2
Sales and marketing expenses	42.3	1.3	43.6
General and administrative expenses	41.8	(13.8)	28.0
Operating income (loss)	(21.4)	10.1	(11.3)
Income (loss) from continuing operations before income tax expense	(43.9)	10.1	(33.8)
Income tax (benefit) expense	(2.7)	(1.6)	(4.3)
Income (loss) from continuing operations	(41.2)	11.7	(29.5)
Income (loss) from discontinued operations	119.0	19.0	138.0
Net income	$77.8	$30.7	$108.5

Nine Months Ended September 30, 2011	As Previously Reported with Reclassification For Discontinued Operations (Note 4)	Adjustments	As Adjusted and with Reclassification For Discontinued Operations
Cost of sales	$1,099.3	$2.8	$1,102.1
Gross profit	502.1	(2.8)	499.3
Sales and marketing expenses	127.5	1.4	128.9
General and administrative expenses	133.9	(13.4)	120.5
Operating income (loss)	16.4	9.2	25.6
Income (loss) from continuing operations before income tax expense	(49.7)	9.2	(40.5)
Income tax (benefit) expense	(6.2)	(2.0)	(8.2)
Income (loss) from continuing operations	(43.5)	11.2	(32.3)
Income (loss) from discontinued operations	413.0	18.8	431.8
Net income	$369.5	$30.0	$399.5

The adjustments had no effect on any of the subtotals within the Consolidated Condensed Statement of Cash Flows.

Additionally, during the nine months ended September 30, 2012, we decreased the Distribution of Exelis and Xylem within shareholder’s equity by $13.8 as a result of immaterial corrections primarily related to various liabilities associated with those entities.

NOTE 19

SUBSEQUENT EVENTS

On October 14, 2012, we executed an agreement to acquire all issued and outstanding stock of the privately held Joh. Heinr. Bornemann GmbH (Bornemann Pumps). Bornemann Pumps is a supplier and servicer of multiphase pumping systems serving the global oil and gas, industrial, food and pharmaceutical markets. Bornemann Pumps estimates 2012 revenue of approximately €115, employs more than 550 employees globally and is expected to be reported within the Industrial Process segment. The purchase price of approximately €200 will be reduced by debt expected to be assumed in the acquisition of approximately €30 and is expected to be funded with cash on hand. The acquisition is expected to close in the fourth quarter of 2012, pending customary regulatory approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In millions, except per share amounts, unless otherwise stated)

OVERVIEW

ITT Corporation (references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries) is a diversified manufacturer of highly engineered critical components and customized technology solutions for industrial end-markets in energy infrastructure, electronics, aerospace and transportation. Building on its heritage of innovation, ITT partners with its customers to deliver enduring solutions to the key industries that underpin our modern way of life. We manufacture key components that are integral to the operation of systems and manufacturing processes in the industrial, transportation, energy and aerospace markets. Our products provide enabling functionality for applications where reliability and performance are critically important for our customers and the end users of their products.

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

Executive Summary

ITT reported revenue of $555.9 for the quarter ended September 30, 2012, an increase of 7.8% from 2011, reflecting significant year-over-year growth in the global industrial pump market and share gains in the global automotive market, partially offset by revenue declines at Interconnect Solutions and Control Technologies. Operating income increased $48.2 during the third quarter of 2012 to $36.9, resulting in an operating margin of 6.6%, an 880 basis point improvement from the prior year. Income from continuing operations during the third quarter of 2012 was $60.8 or $0.65 per diluted share, reflecting an increase of $90.3 or $0.97 per diluted share from the prior year, primarily resulting from substantially reduced asbestos costs, interest expense and transformation costs.

Adjusted income from continuing operations, a non-GAAP measure, was $40.8 for the third quarter of 2012, reflecting an increase of $20.3, or 99.0%, compared to the prior year adjusted amount. Our adjusted income from continuing operations for the third quarter of 2012 translated into earnings of $0.44 per diluted share as compared to $0.22 per diluted share from the third quarter of 2011. Adjusted income from continuing operations for the third quarter of 2011 includes net interest expense of $17.0 ($10.6 net of tax, $0.11 per share) associated with debt that was extinguished in October of 2011. See the “Key Performance Indicators and Non-GAAP Measures,” section included within Management’s Discussion and Analysis for a reconciliation of the adjusted non-GAAP measures.

Additional highlights for the third quarter of 2012 include the following:

■	ITT’s organic revenue growth of $51.0 or 9.9%, including organic revenue growth from emerging markets of $16.2 or 11.1%

■	Organic revenue growth of $15.9 or 10.5% at Motion Technologies despite challenging European economic conditions

■	Executed a Settlement Agreement that reduces the risk associated with our net asbestos exposure

■

Reached agreement in October 2012 to acquire Joh. Heinr. Bornemann GmbH (Bornemann Pumps), a global industrial pump company, for approximately €200, including €30 of debt expected to be assumed at the acquisition date.

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

A reconciliation of organic revenue from revenue for the three and nine months ended September 30, 2012, is provided below.

For the Three Months Ended September 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2011 Revenue	$188.3	$151.0	$101.2	$81.0	$(5.6)	$515.9
Organic growth	43.7	15.9	(7.6)	(4.8)	3.8	51.0	9.9%
Acquisitions/(divestitures), net	9.4	—	—	—	—	9.4	1.8%
Foreign currency translation	(1.5)	(15.8)	(2.8)	(0.4)	0.1	(20.4)	(3.9)%
Total change in revenue	51.6	0.1	(10.4)	(5.2)	3.9	40.0	7.8%
2012 Revenue	$239.9	$151.1	$90.8	$75.8	$(1.7)	$555.9

For the Nine Months Ended September 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2011 Revenue	$556.5	$499.1	$318.1	$242.7	$(15.0)	$1,601.4
Organic growth	124.6	28.7	(26.1)	(6.7)	10.3	130.8	8.2%
Acquisitions/(divestitures), net	24.8	—	(2.2)	—	—	22.6	1.4%
Foreign currency translation	(6.7)	(41.4)	(6.2)	(0.5)	0.3	(54.5)	(3.4)%
Total change in revenue	142.7	(12.7)	(34.5)	(7.2)	10.6	98.9	6.2%
2012 Revenue	$699.2	$486.4	$283.6	$235.5	$(4.4)	$1,700.3

■

“adjusted income from continuing operations” and “adjusted income from continuing operations per diluted share” are defined as income from continuing operations and income from continuing operations per diluted share, adjusted to exclude special items that include, but are not limited to, asbestos-related costs, transformation costs, repositioning costs, restructuring and asset impairment charges, income tax settlements or adjustments, and other unusual or infrequent non-operating items. Special items represent significant charges or credits, on an after-tax basis, that impact current results, but may not be related to the Company’s ongoing operations and performance. A reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, is provided below.

	Three Months		Nine Months
For the Periods Ended September 30	2012	2011	2012	2011
Income (loss) from continuing operations(a)	$60.8	$(29.5)	$87.7	$(32.3)
Tax-related special items(b)	(36.1)	(2.7)	1.5	(2.7)
Net asbestos-related charges, net of tax	8.0	37.1	21.9	60.2
Restructuring and asset impairment charges, net of tax	3.2	0.1	4.3	1.4
Transformation costs, net of tax	2.0	15.5	8.2	58.1
Repositioning costs, net of tax	1.4	—	2.8	—
Acquisition-related expenses, net of tax	1.5	—	1.5	—
Environmental insurance-related asset, net of tax	—	—	(4.1)	—
Adjusted income from continuing operations	$40.8	$20.5	$123.8	$84.7
Income (loss) from continuing operations per diluted share	$0.65	$(0.32)	$0.93	$(0.35)
Adjusted income from continuing operations per diluted share	$0.44	$0.22	$1.31	$0.91

The special items presented above include an aggregate net tax benefit of $7.3, $26.7, $17.8 and $57.3, respectively, in the 2012 and 2011 periods as presented.

(a)

Income (loss) from continuing operations for the three and nine months ended September 30, 2011 includes net interest expense associated with debt that was extinguished in October 2011 of $17.0 ($10.6 net of tax, $0.11 per share) and $51.0 ($31.8 net of tax, $0.34 per share), respectively.

(b)

Tax-related special items for the three and nine months ended September 30, 2012 primarily relate to the recognition of a valuation allowance on deferred tax assets, changes in unrecognized tax benefits and the filing of ITT’s 2011 U.S. federal income tax return. See Note 5, “Income Taxes” to our Consolidated Condensed Financial Statements for further information.

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

For the Nine Months Ended September 30	2012	2011
Net cash provided by operating activities	$177.1	$(111.8)
Capital expenditures(a)	(41.2)	(40.1)
Transformation cash payments	44.2	120.6
Net asbestos cash flows	28.2	16.0
Discretionary pension contribution, net of tax	11.8	—
Repositioning cash payments	0.9	—
Adjusted free cash flow	$221.0	$(15.3)

(a)

Capital expenditures represent capital expenditures as reported in the Consolidated Condensed Statement of Cash Flows, less capital expenditures associated with transformation activities. Capital expenditures associated with the transformation were $2.7 and $13.1 during the nine months ending September 30, 2012 and 2011, respectively.

DISCUSSION OF FINANCIAL RESULTS

Three and Nine Months Ended September 30

	Three Months				Nine Months
For the Periods Ended September 30	2012	2011	Change		2012	2011	Change
Revenue	$555.9	$515.9	7.8%		$1,700.3	$1,601.4	6.2%
Gross profit	168.8	155.2	8.8%		515.4	499.3	3.2%
Gross margin	30.4%	30.1%	30	bp	30.3%	31.2%	(90	)bp
Operating expenses	131.9	166.5	(20.8)%		384.3	473.7	(18.9)%
Expense to revenue ratio	23.7%	32.3%	(860	)bp	22.6%	29.6%	(700	)bp
Operating income (loss)	36.9	(11.3)	426.5%		131.1	25.6	412.1%
Operating margin	6.6%	(2.2)%	880	bp	7.7%	1.6%	610	bp
Interest and non-operating (income) expenses, net	(5.1)	22.5	(122.7)%		(0.1)	66.1	(100.2)%
Income tax (benefit) expense	(18.8)	(4.3)	337.2%		43.5	(8.2)	(630.5)%
Effective tax rate	(44.8)%	12.7%	(5,750	)bp	33.2%	20.2%	1,300	bp
Income (loss) from continuing operations	60.8	(29.5)	306.1%		87.7	(32.3)	371.5%
Income from discontinued operations, net of tax	12.2	138.0	(91.2)%		5.3	431.8	(98.8)%
Net income	73.0	108.5	(32.7)%		93.0	399.5	(76.7)%

REVENUE

Revenue for the three and nine months ended September 30, 2012 increased $40.0 or 7.8% and $98.9 or 6.2%, respectively, reflecting growth in the global industrial pump market and share gains in the global automotive market, partially offset by revenue declines at Interconnect Solutions and Control Technologies. This increase was partially offset by unfavorable foreign currency fluctuations of $20.4 and $54.5 for the three and nine month periods ended September 30, 2012, respectively, which primarily related to the U.S. Dollar to Euro currency exchange translation that affected Motion Technologies.

The following table illustrates the year-over-year revenue results from each of our business segments for the three and nine months ended September 30, 2012 and 2011. See below for further discussion of year-over-year revenue activity at the segment level.

For the Three Months Ended September 30	2012	2011	Change	Organic Growth
Industrial Process	$239.9	$188.3	27.4%	23.2%
Motion Technologies	151.1	151.0	0.1%	10.5%
Interconnect Solutions	90.8	101.2	(10.3)%	(7.5)%
Control Technologies	75.8	81.0	(6.4)%	(5.9)%
Eliminations	(1.7)	(5.6)	(69.6)%	—
Total Revenue	$555.9	$515.9	7.8%	9.9%

For the Nine Months Ended September 30	2012	2011	Change	Organic Growth
Industrial Process	$699.2	$556.5	25.6%	22.4%
Motion Technologies	486.4	499.1	(2.5)%	5.8%
Interconnect Solutions	283.6	318.1	(10.8)%	(8.2)%
Control Technologies	235.5	242.7	(3.0)%	(2.8)%
Eliminations	(4.4)	(15.0)	(70.7)%	—
Total Revenue	$1,700.3	$1,601.4	6.2%	8.2%

The following tables illustrate revenue generated within a country or region for the three and nine months ended September 30, 2012 and 2011, and the corresponding percentage change as reported and on a constant currency basis.

For the Three Months Ended September 30	2012	2011	As Reported % Change	Constant Currency % Change
United States	$222.5	$194.5	14.4%	14.4%
Germany	45.2	55.9	(19.1)%	(8.6)%
France	28.8	28.1	2.5%	15.0%
Other developed markets	97.2	86.3	12.6%	19.0%
Total developed markets	393.7	364.8	7.9%	12.1%
South and Central America(a)	45.9	45.6	0.7%	5.2%
Eastern Europe and Russia	23.1	28.9	(20.1)%	(11.6)%
Middle East and Africa	29.6	24.6	20.3%	22.6%
China and Hong Kong	32.2	27.5	17.1%	18.5%
Other emerging markets	31.4	24.5	28.2%	30.3%
Total emerging markets	162.2	151.1	7.3%	11.5%
Total Revenue	$555.9	$515.9	7.8%	11.9%

For the Nine Months Ended September 30	2012	2011	As Reported % Change	Constant Currency % Change
United States	$665.9	$586.9	13.5%	13.5%
Germany	162.4	190.6	(14.8)%	(6.0)%
France	93.6	97.5	(4.0)%	4.8%
Other developed markets	297.4	276.2	7.7%	12.3%
Total developed markets	1,219.3	1,151.2	5.9%	9.4%
South and Central America(a)	147.9	136.4	8.4%	14.5%
Eastern Europe and Russia	75.7	83.7	(9.6)%	(1.8)%
Middle East and Africa	86.6	75.4	14.9%	17.0%
China and Hong Kong	85.6	88.1	(2.8)%	(2.7)%
Other emerging markets	85.2	66.6	27.9%	30.4%
Total emerging markets	481.0	450.2	6.8%	10.8%
Total Revenue	$1,700.3	$1,601.4	6.2%	9.8%

(a)	Includes Mexico

Industrial Process

Industrial Process revenue for the three months ended September 30, 2012 increased $51.6 or 27.4% year-over-year, as 23.2% organic revenue growth and 5.0% acquisitive growth, related to our fourth quarter 2011 acquisition of Blakers Pump Engineers Unit Trust (Blakers), were partially offset by an unfavorable impact from foreign currency fluctuations of 0.8%. The growth in revenue reflects the fourth consecutive quarter of record shipments of the segment. The segment’s organic revenue growth was primarily driven by strength in all end markets served within the U.S., resulting in an increase of $26.5 or 30.4%. In addition, organic revenue increased $11.9 or 56.1% in the Asia Pacific region primarily due to the completion of large projects in the oil and gas and chemical markets.

Industrial Process revenue for the nine months ended September 30, 2012 increased $142.7 or 25.6% year-over-year, as 22.4% organic revenue growth and 4.5% acquisitive growth related to our fourth quarter 2011 acquisition of Blakers were partially offset by an unfavorable impact from foreign currency fluctuations of 1.3%. The organic revenue results reflect volume growth across all geographic regions and end-markets, except in the Oil & Gas market which was flat year-over-year, primarily because of the fulfillment of a large project in Brazil during the second quarter of 2011. The Industrial Process sales volume growth was also partially offset by unfavorable product pricing of approximately $5.0, attributable to the competitive project business environment.

Motion Technologies

Motion Technologies revenue for the three months ended September 30, 2012 was flat as compared to the prior year period as growth from increased sales volume was offset by a $15.8 or 10.5% unfavorable foreign currency translation impact. On an organic revenue basis the segment generated growth of $15.9 or 10.5% from increased volume to the Automotive and Rail markets in Asia Pacific and the United States. For the nine months ended September 30, 2012, Motion Technologies revenue declined $12.7 or 2.5% as compared to the comparable period in 2011, due to unfavorable foreign currency impacts from Euro weakness of $41.4 or 8.3% which more than offset an increase in sales volume of approximately $30.0.

A strategic area of focus for Motion Technologies is growth within the emerging market economies of the Asia Pacific region, with an emphasis on China. Our brake pads are installed on many different Shanghai General Motors and Daimler automobile models and KONI rail dampers are utilized on high speed passenger trains. For the three and nine month periods of 2012, aggregate sales to China and Hong Kong on a constant currency basis grew by 129.1% and 82.8%, respectively, over the prior year periods.

Revenue growth of 23.4% and 19.2% within the United States, for the three and nine months ended September 30, 2012, was primarily within the Automotive market from recent platform wins at Ford and increased market share.

Economic conditions in Europe continue to negatively impact the European auto industry with industry data estimating a year-over-year third quarter decline in light vehicle sales of approximately 9.7% within the Western European region, with substantial year-over-year weakness in Italy, Spain and France. However, for the three and nine month periods of 2012, Motion Technologies sales within Western Europe on a constant currency basis increased by 1.1% and declined 2.6%, respectively. Our ability to outperform the market and gain market share during this difficult economic time is due to our increasing number of positions on new and existing auto platforms and the consumer demand for these platform models.

Within our friction business, accounting for approximately 80% of segment revenue and 12.7% year-over-year organic revenue growth, the mix of revenue derived from original equipment and aftermarket equipment shifted from an approximately 50/50 split during 2011 to a 61/39 split during the third quarter of 2012 and 53/47 split during the nine months ended 2012. This shift is partially related to our increased number of OEM platforms but is also associated with a declining trend in automotive travel within Europe, which has slowed the rate of purchase for aftermarket replacement parts.

Interconnect Solutions

Interconnect Solutions revenue for the third quarter of 2012 declined by $10.4, or 10.3%, which included an unfavorable impact of $2.8 from foreign currency translation. Organic revenue declined by $7.6 or 7.5% for the third quarter of 2012. For the nine month period ended September 30, 2012, segment revenue declined by $34.5, or 10.8%, which included unfavorable impacts of $6.2 from foreign currency translation and $2.2 from the June 2011 divestiture of a cable cord product line. Organic revenue declined by $26.1 or 8.2% for the nine month period ended September 30, 2012.

The 2012 decrease in revenue for both periods is the result of a decline in market share as well as overall weakness within the connector industry throughout the year that has impacted the majority of our various connector market applications. Specifically, within the aerospace and defense markets, our sales declined $4.8 or 13.2% during the quarter and $11.7 or 10.3% during the nine month period.

Our 2012 three and nine month period results also reflect a decrease in revenue within the communication market of $3.1 or 22.8% and $9.5 or 20.1%, respectively. In addition to the overall weakness in the connector industry, this market was also impacted by lower production rates at a major smartphone customer and market share declines in a specific communications application.

Control Technologies

Control Technologies revenue for the three and nine months ended September 30, 2012 declined by $5.2 or 6.4% and $7.2 or 3.0%, respectively. The comparable 2011 results include revenue of $4.9 and $14.6, respectively, related to a seat program on a Chinese rail infrastructure project that was completed in the fourth quarter of 2011. Year-over-year organic revenue growth from the remaining Control Technologies businesses was flat for the three month period, as year-over-year growth in our commercial aviation product applications of approximately 8.0% was offset by declines in defense and industrial product applications of approximately 15.0% and 3.0%, respectively. Third quarter revenue growth from commercial aerospace was driven by new product sales of our Enivate SkyMotion power seat actuation system. The third quarter revenue decline from our defense product applications was primarily due to the fulfillment of a significant prior year order to a major defense contractor that was not repeated during the third quarter of 2012 and an overall decline in U.S. defense spending. The third quarter revenue decline from industrial product applications was within the Asia Pacific and European regions, primarily related to lower sales of shape cutting equipment.

For the nine months ended September 30, 2012, organic revenue grew $7.9 or 3.5%, when excluding the prior year revenue generated from the seat program noted in the paragraph above, as growth in commercial aerospace and industrial product applications was partially offset by lower defense-related sales.

GROSS PROFIT

Gross profit for the third quarter of 2012 was $168.8, an increase of $13.6 or 8.8% from 2011 as the benefit from increased sales volume of approximately $13.0 was partially offset by a $4.8 unfavorable impact from foreign currency, primarily related to a weakening Euro, and an unfavorable change in sales mix. Gross profit for the third quarter of 2012 was favorably impacted by net savings from productivity, sourcing and Value Based Lean Six Sigma (VBLSS) initiatives. The year-over-year improvement in gross margin of 30 basis points primarily reflects a 130 basis point increase from volume offset by a 90 basis point decline from sales mix.

Gross profit for the nine months ended September 30, 2012 was $515.4, representing a $16.1 increase, or 3.2% from 2011, as similar factors impacting the three month year-over-year comparison also explain the nine month results. Increased sales volume from Industrial Process and Motion Technologies of $37.5 and net savings from productivity, sourcing and VBLSS initiatives were partially offset by lower volume and an unfavorable change in sales mix at Interconnect Solutions. Gross profit was also impacted by unfavorable product pricing attributable to the competitive project business environment and increased levels of project business affecting Industrial Process during the nine month period of 2012. In addition, foreign currency unfavorably impacted our nine month 2012 gross margin results by $14.0, primarily due to a weakening Euro. The year-over-year decline in gross margin of 90 basis points primarily reflects the volume decline at Interconnect Solutions and unfavorable changes in sales mix and pricing. The following table illustrates the gross profit and gross margin results of our segments for the three and nine months ended September 30, 2012 and 2011.

	Three Months				Nine Months
For the Periods Ended September 30	2012	2011	Change		2012	2011	Change
Industrial Process	$75.8	$58.3	30.0%		$217.1	$180.2	20.5%
Motion Technologies	37.6	35.7	5.3%		123.5	125.5	(1.6)%
Interconnect Solutions	25.4	31.3	(18.8)%		82.5	103.9	(20.6)%
Control Technologies	29.7	29.8	(0.3)%		91.2	90.0	1.3%
Corporate and Other	0.3	0.1	200.0%		1.1	(0.3)	466.7%
Total gross profit	$168.8	$155.2	8.8%		$515.4	$499.3	3.2%
Gross margin:
Consolidated	30.4%	30.1%	30	bp	30.3%	31.2%	(90	)bp
Industrial Process	31.6%	31.0%	60	bp	31.0%	32.4%	(140	)bp
Motion Technologies	24.9%	23.6%	130	bp	25.4%	25.1%	30	bp
Interconnect Solutions	28.0%	30.9%	(290	)bp	29.1%	32.7%	(360	)bp
Control Technologies	39.2%	36.8%	240	bp	38.7%	37.1%	160	bp

OPERATING EXPENSES

Operating expenses for the three and nine months ended September 30, 2012 decreased $34.6 or 20.8% and $89.4 or 18.9%, respectively from the comparable prior year periods, which was primarily driven by lower Corporate & Other expenses of $46.1 for the quarter-to-date period and $125.2 for the year-to-date period. The decline in Corporate & Other expenses primarily relate to lower year-over-year transformation costs and asbestos-related costs, which were partially offset by additional company-wide general and administrative (G&A) expenses of $30.2 and $29.6 for the three and nine month periods, respectively. Discussion of the change in G&A expenses is provided below. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	Three Months			Nine Months
For the Periods Ended September 30	2012	2011	Change	2012	2011	Change
Sales and marketing expenses	$42.6	$43.6	(2.3)%	$137.7	$128.9	6.8%
General and administrative expenses	58.2	28.0	107.9%	150.1	120.5	24.6%
Research and development expenses	15.7	15.8	(0.6)%	49.5	49.3	0.4%
Asbestos-related costs, net	12.8	59.3	(78.4)%	35.1	90.8	(61.3)%
Transformation costs	2.6	19.8	(86.9)%	11.9	84.2	(85.9)%
Total operating expenses	$131.9	$166.5	(20.8)%	$384.3	$473.7	(18.9)%
By Segment:
Industrial Process	$45.2	$35.9	25.9%	$137.0	$107.6	27.3%
Motion Technologies	19.0	18.0	5.6%	57.4	58.4	(1.7)%
Interconnect Solutions	26.3	24.1	9.1%	76.0	70.1	8.4%
Control Technologies	14.6	15.6	(6.4)%	48.6	47.0	3.4%
Corporate & Other	26.8	72.9	(63.2)%	65.3	190.6	(65.7)%

Sales and marketing expenses for the third quarter of 2012 decreased $1.0 or 2.3% year-over-year primarily due to lower employee compensation costs at Interconnect Solutions. Sales and marketing expenses for the nine months ended September 30, 2012 increased $8.8 or 6.8% year-over-year, primarily due to increased compensation and other selling expenses associated with the increase in revenue from Industrial Process, as well as additional costs from our fourth quarter 2011 acquisition of Blakers.

G&A expenses increased $30.2 or 107.9% during the three months ended September 30, 2012, as compared to the prior year period. The increase in G&A expenses for the three month period is due to various factors including increased restructuring expenses, an unfavorable change in foreign currency, costs incurred to reposition the post-Transformation organization (repositioning costs), lost leverage resulting from the Distribution related to higher standalone facility and infrastructure costs, additional costs related to our fourth quarter 2011 acquisition of Blakers, an increase in strategic investments and an increase in acquisition-related costs.

G&A expenses increased $29.6 or 24.6% during nine months ended September 30, 2012, as compared to the same prior year period. The increase in G&A expenses is due to factors mentioned above, in the three month period discussion, partially offset by the recognition of an asset for environmental liability insurance.

Over the next twelve months, we expect to implement restructuring actions across our businesses to proactively address on-going macro uncertainties with a focus on reducing European costs and improving global efficiency.

During the three and nine months ended September 30, 2012, repositioning costs of $2.0 and $4.1 were recognized within G&A expenses. The Company expects to incur additional repositioning costs of approximately $5.0, net of tax, during the remainder of 2012 and a combined total of approximately $20.0, net of tax, during 2013 and 2014. Cash outflows for these repositioning actions are expected to be approximately $6.0, net of tax, during the remainder of 2012 and approximately $25.0, net of tax, thereafter. The repositioning costs primarily consist of advisory fees, costs to exit transition services agreements, IT infrastructure modifications, and other actions.

Asbestos-Related Costs, Net

In the third quarter 2012, we recognized net asbestos related costs of $12.8, reflecting a decrease of $46.5 as compared to the prior year, primarily reflecting the impact of our annual update to the underlying assumptions used in our liability and asset estimates. As part of the annual update, the underlying assumptions used to estimate asbestos liabilities and potential recoveries are estimated based on our experience since our last detailed review, the appropriate reference period of years of experience used in determining each assumption is reassessed, and our expectations regarding future conditions are evaluated.

Based on the results of this annual update in 2012, we decreased our estimated undiscounted asbestos liability by $75.8, reflecting costs, including legal fees, that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The decrease in our estimated liability is a result of several developments, including an expectation of lower defense costs relative to indemnities paid over the projection period and a reduction in the assumed rate of increase in future average settlement values. These favorable factors were offset in part by an increasing number of cases expected to be adjudicated, increased activity in several higher-cost jurisdictions, an increase in average settlement values and an increase in lung cancer activity. Our 2012 detailed review of the asbestos-related assets, including estimated recoveries from insurers, resulted in a $78.7 decrease in the recognized asset primarily as a result of the decrease in the estimated liability and, to a lesser extent, reductions in expected recovery rates from certain insurers, offset in part by benefits from the Settlement Agreement (described in the paragraph below) executed in September 2012.

The Settlement Agreement, executed in September 2012, accelerates the cost sharing provisions of a previous agreement with the entity (the counterparty) that had previously acquired the disposed business. Under the terms of the Settlement Agreement, the counterparty assumed full responsibility for pending and future asbestos-related claims filed against the disposed business. As part of the Settlement Agreement, ITT also agreed to relinquish certain insurance policies of the disposed business. As a result of the Settlement Agreement, ITT’s asbestos-related liabilities were reduced by $245.2 while the asbestos-related assets were reduced by $233.8. In addition, under the Settlement Agreement, ITT will receive a $10.0 cash payment from the counterparty for past and future costs that would otherwise have been paid by the surrendered insurance. Income from discontinued operations reflects $5.6 of the reduction in net asbestos liability resulting from the Settlement Agreement with the remainder recorded in continuing operations.

See Note 16, “Commitments and Contingencies” to the Consolidated Condensed Financial Statements for further information on our asbestos-related liability and assets.

Transformation Costs

During the three and nine months ended September 30, 2012, we recognized expenses of $2.6 and $11.9, respectively, in connection with the Distribution within income from continuing operations, representing a decline of $17.2 and $72.3 from the comparable prior year periods. The components of transformation costs included within income from continuing operations during 2012 and 2011 are presented below.

	Three Months		Nine Months
For the Periods Ended September 30	2012	2011	2012	2011
Asset impairments(a)	$—	$—	$—	$55.0
Advisory fees	1.1	—	3.9	—
IT costs	0.3	—	2.3	—
Employee retention and other compensation costs	0.2	17.4	1.2	21.1
Lease termination and other real estate costs	—	—	—	2.9
Other costs	1.0	2.4	4.5	5.2
Transformation costs	$2.6	$19.8	$11.9	$84.2

(a)	Includes $55 non-cash impairment charge related to a decision to discontinue development of an information technology consolidation initiative.

The Company expects to incur transformation costs of approximately $2.0, net of tax, during the remainder of 2012, and we do not expect to incur significant transformation costs thereafter. The Company anticipates after-tax cash outflows during the remainder of 2012 and 2013 of approximately $7.0 and $3.0, respectively, to settle any remaining transformation-related liabilities.

OPERATING INCOME

Operating income (loss) for the three and nine months ended September 30, 2012 was $36.9 and $131.1, respectively, as compared to $(11.3) and $25.6 for the same prior year periods. The increase in operating income and operating margin for both 2012 periods is primarily due to lower asbestos-related costs and Transformation costs. The following table illustrates the 2012 and 2011 operating income results of our segments, including operating margin results.

	Three Months				Nine Months
For the Periods Ended September 30	2012	2011	Change		2012	2011	Change
Industrial Process	$30.6	$22.4	36.6%		$80.1	$72.6	10.3%
Motion Technologies	18.6	17.7	5.1%		66.1	67.1	(1.5)%
Interconnect Solutions	(0.9)	7.2	(112.5)%		6.5	33.8	(80.8)%
Control Technologies	15.1	14.2	6.3%		42.6	43.0	(0.9)%
Segment operating income	63.4	61.5	3.1%		195.3	216.5	(9.8)%
Asbestos-related costs, net	(12.8)	(59.3)	(78.4)%		(35.1)	(90.8)	(61.3)%
Transformation costs(a)	(1.8)	(18.9)	(90.5)%		(8.9)	(83.2)	(89.3)%
Other corporate costs	(11.9)	5.4	(320.4)%		(20.2)	(16.9)	19.5%
Total operating income (loss)	$36.9	$(11.3)	426.5%		$131.1	$25.6	412.1%
Operating margin:
Consolidated	6.6%	(2.2)%	880	bp	7.7%	1.6%	610bp
Segment operating margin	11.4%	11.8%	(40	)bp	11.5%	13.4%	(190)bp
Industrial Process	12.8%	11.9%	90	bp	11.5%	13.0%	(150)bp

Motion Technologies	12.3%	11.7%	60	bp	13.6%	13.4%	20bp
Interconnect Solutions	(1.0)%	7.1%	(810	)bp	2.3%	10.6%	(830)bp
Control Technologies	19.9%	17.5%	240	bp	18.1%	17.7%	40bp

(a)

Excludes transformation costs of $0.8 and $3.0 reflected within total segment operating income for the three and nine months ended September 30, 2012, respectively, and $0.9 and $1.0 during the three and nine months ended September 30, 2011.

Industrial Process

Industrial Process operating income for the quarter increased $8.2 or 36.6%, resulting in a 90 basis point improvement in operating margin. Increased sales volume and a net beneficial impact from stronger pricing and favorable sales mix as well as realized net cost reductions from sourcing and VBLSS initiatives more than offset a $2.5 unfavorable impact from lost leverage resulting from the Distribution related to higher standalone facility and infrastructure costs and an unfavorable impact of foreign exchange of $3.3 or 130 basis points.

Industrial Process operating income for the nine months ended September 30, 2012 increased $7.5 or 10.3%, compared to the prior year, as the benefit from increased sales volume of $30.7 and net savings from productivity, sourcing and VBLSS initiatives of approximately $15.2, was partially offset by weaker project pricing and negative sales mix of $6.8. In addition, operating income was unfavorably impacted by lost leverage resulting from the Distribution related to higher standalone facility and infrastructure costs, an increase in strategic investment spending, higher year-over-year corporate expense allocations, unfavorable foreign currency effects and acquisition costs related to due diligence efforts. Operating margin declined 150 basis points for the nine months ended 2012 to 11.5%, as a result of the drivers mentioned above.

Motion Technologies

Motion Technologies operating income for the quarter increased $0.9 or 5.1%, resulting in a 60 basis point improvement in operating margin. The increase in operating income and margin was primarily due to higher sales volumes of $4.9 providing a 190 basis point improvement and net savings of approximately $5.3 from productivity, sourcing and VBLSS initiatives, which provided an approximate improvement of 350 basis points to operating margin. These benefits were partially offset by foreign currency effects, primarily related to the Euro that unfavorably impacted operating income by $3.2 resulting in a 70 basis point decline to operating margin, and a $2.5 decline from competitive pricing actions and a change in sales mix between OEMs and aftermarket, resulting in a 170 basis point decline in operating margin. In addition, operating income was unfavorably impacted by $3.6 from additional restructuring expenses and costs incurred in the development of a new production and research facility in Wuxi, China that resulted in a 230 basis point decline to operating margin.

Motion Technologies operating income for the nine months ended September 30, 2012 declined $1.0 or 1.5% compared to the prior year, resulting in a 20 basis point improvement to operating margin. The decline in operating income was primarily due to foreign currency effects primarily related to the Euro which reduced operating income by $6.8, however only resulted in a 20 basis point decline to operating margin. Operating income benefited by $6.7 from higher sales volume, however this benefit was reduced by $4.2 associated with competitive pricing actions and an unfavorable change in sales mix, resulting in a net decline of 30 basis points to operating margin. Operating income was also unfavorably impacted by expenses incurred in connection with the development of a new production and research facility in Wuxi, China and an increase in warranty expense. These items were partially offset by net savings from productivity, sourcing and VBLSS initiatives of approximately $11.5, which provided an approximate benefit of 240 basis points to operating margin.

Interconnect Solutions

Interconnect Solutions had an operating loss of $0.9 for the quarter ended September 30, 2012, reflecting a decline of 112.5%, and an 810 basis point decline in operating margin. The decline in operating income was due to lower sales volumes, which negatively impacted operating income by $3.7 and operating margin by 350 basis points and an unfavorable change in product mix primarily due to lower sales of our Universal Connector product line that impacted operating income by $3.9 and operating margin by 410 basis points.

Interconnect Solutions operating income for the nine months ended September 30, 2012 declined $27.3 or 80.8%, resulting in an 830 basis point decline in operating margin. The decline in operating income was due to lower sales volumes which negatively impacted operating income by $13.1 and operating margin by 380 basis points, an unfavorable change in product mix primarily due to lower sales of our Universal Connector product line that impacted operating income by $7.4 and operating margin by 250 basis points and a prior year gain of $3.6 on the June 2011 sale of a product line that decreased operating margin by 110 basis points.

In light of difficult market conditions, during the third and fourth quarters of 2012 restructuring actions have been initiated to reduce European costs and improve global efficiency at the Interconnect Solutions segment.

Control Technologies

Control Technologies operating income for the quarter increased $0.9 or 6.3%, reflecting a 240 basis point improvement in operating margin. The year-over-year increase to operating income was primarily driven by productivity, sourcing, VBLSS and pricing initiatives of approximately $3.0 which provided an approximate benefit to operating margin of 380 basis points, as well as a write-off of obsolete inventory in the prior year of $1.1 that provided a 200 basis point year-over-year improvement to operating margin. In addition, favorable foreign currency effects of $0.2 resulted in a 40 basis point operating margin improvement. The benefit of these items to operating income was partially offset by lower sales volumes of $2.0 and an unfavorable change in sales mix of $0.8, resulting in a combined operating margin decline of 250 basis points, and additional recurring costs following the Distribution of $1.3, a 170 basis point decline to operating margin.

Control Technologies operating income for the nine months ended September 30, 2012 declined $0.4 or 0.9%, compared to the prior year, due primarily to the impact of lower volume of $2.2 and additional recurring costs following the Distribution of $4.5 resulting in a combined decline to operating margin of 190 basis points. However, productivity, sourcing, VBLSS and pricing initiatives partially offset the decline, resulting in net operating margin growth of 40 basis points.

Other Corporate Costs

Other corporate costs increased $17.3 and $3.3 during the three and nine months ended September 30, 2012, respectively, primarily due to increased expenses associated with the Distribution partially offset by lower corporate-owned life insurance costs and benefit-related expenses. Other corporate costs for the nine months ended September 30, 2012 also benefited from the recognition of an asset related to environmental liability insurance during 2012 and lower overall environmental-related costs.

INTEREST AND NON-OPERATING EXPENSES, NET

	Three Months			Nine Months
For the Periods Ended September 30	2012	2011	Change	2012	2011	Change
Interest (income) expense, net	$(6.3)	$20.5	(130.7)%	$(3.3)	$65.7	(105.0)%
Miscellaneous (income) expense, net	1.2	2.0	(40.0)%	3.2	0.4	700.0%
Total interest and non-operating (income) expenses, net	$(5.1)	$22.5	(122.7)%	$(0.1)	$66.1	(100.2)%

Interest (income) expense, net decreased by $26.8 and $69.0 during the three and nine months ended September 30, 2012, due to the extinguishment of $1.25 billion of long-term debt during the fourth quarter of 2011, and a $6.6 reversal of accrued interest expense associated with unrecognized tax benefits primarily related to the completion of an IRS examination.

INCOME TAX EXPENSE

For the three months ended September 30, 2012, the Company recognized an income tax benefit of $18.8 representing an effective tax rate of (44.8)% as compared to an income tax benefit of $4.3, an effective tax rate of 12.7%, for the three months ended September 30, 2011. For the nine months ended September 30, 2012, the Company recognized income tax expense of $43.5 representing an effective tax rate of 33.2% as compared to an income tax benefit of $8.2, an effective tax rate of 20.2%, for the nine months ended September 30, 2011. The higher tax rate recorded in 2012 was mainly due to the increase in tax expense from the recognition of a valuation allowance against deferred tax assets, a decrease in tax expense for changes in unrecognized tax benefits and, and a decrease in tax expense related to a reduction in the valuation allowance for deferred tax assets associated with the filing of ITT’s 2011 U.S. federal income tax return which differed from previously estimated amounts. We recorded a valuation allowance related to current U.S. deferred tax assets in the nine months ended September 30, 2012 primarily because of a determination that it is more likely than not that the current year temporary differences expected to reverse in future years will not be realized as the Company does not expect to be able to carryback such amounts to prior years.

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

Three Months Ended September 30, 2011	Exelis	Xylem	Other(a)	Total
Revenue	$1,522.4	$939.0	$—	$2,461.4
Transformation costs	11.0	45.8	56.2	113.0
Earnings (loss) before income taxes	152.5	72.4	(45.7)	179.2
Income tax expense (benefit)	52.7	17.5	(29.0)	41.2
Income (loss) from discontinued operations	99.8	54.9	(16.7)	138.0

Nine Months Ended September 30, 2011	Exelis	Xylem	Other(a)	Total
Revenue	$4,354.5	$2,800.2	$—	$7,154.7
Transformation costs	23.4	66.7	105.1	195.2
Earnings (loss) before income taxes	409.1	294.2	(98.7)	604.6
Income tax expense (benefit)	142.4	74.3	(43.9)	172.8
Income (loss) from discontinued operations	266.7	219.9	(54.8)	431.8

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

Income from discontinued operations was $12.2 and $5.3 for the three and nine month periods ended September 30, 2012, respectively. The results include a benefit from a third quarter 2012 asbestos-related Settlement Agreement related to a business we disposed of a number of years ago. The nine month period also includes costs incurred in connection with the Distribution that qualified for classification within discontinued operations.

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

Cash and cash equivalents denominated in the Euro accounted for 45% and 65% of our cash and cash equivalents as of September 30, 2012 and December 31, 2011, respectively. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. We have and may continue to transfer cash from certain international subsidiaries to the United States and other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the United States; however, in connection with the Distribution we reviewed our domestic and foreign cash profile, expected future cash generation and investment opportunities and determined that certain previously undistributed foreign earnings would no longer be considered indefinitely reinvested outside the United States. Such undistributed foreign earnings have not been remitted to the United States and the timing of such remittance, if any, is currently under evaluation.

The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the third quarter of 2012, we declared a dividend of $0.091 per share for shareholders of record on August 31, 2012.

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

On October 14, 2012, we executed an agreement to acquire all issued and outstanding stock of the privately held Bornemann Pumps for a purchase price of approximately €200. The cash paid for the acquisition will be reduced by debt expected to be assumed of approximately €30 and is expected to be funded with cash on hand in Europe. The acquisition is expected to close in the fourth quarter of 2012, pending customary regulatory approval.

Credit Facilities

Effective October 31, 2011, we replaced a three-year revolving $1.5 billion credit agreement (August 2010 Credit Facility) with a new four-year revolving $500 credit agreement (the 2011 Revolving Credit Agreement). The 2011 Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of funding for the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The interest rate for borrowings under the 2011 Revolving Credit Agreement is generally based on the London Interbank Offered Rate (LIBOR), plus a spread, which reflects our debt rating. The provisions of the 2011 Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined, of at least 3.0 times and a leverage ratio, as defined, of not more than 3.0 times. At September 30, 2012, we had no amounts outstanding under the 2011 Revolving Credit Agreement and our interest coverage ratio and leverage ratio were well within the prescribed thresholds.

Asbestos

Based on the estimated undiscounted asbestos liability as of September 30, 2012 (for claims filed or estimated to be filed over the next 10 years), we have estimated that we will be able to recover 47% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements will vary from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. Certain of our primary coverage-in-place agreements are expected to exhaust within the next twelve months, which will result in higher net cash outflows for the short-term. In the tenth year of our estimate, our insurance recoveries are currently projected to be 24%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.

Further, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended and such cash payments will continue for a number of years beyond the next 10 years due to the significant proportion of future claims included in the estimated asbestos liability and the delay between the date a claim is filed and when it is resolved. Subject to these inherent uncertainties, it is expected that net cash payments related to pending claims and estimated claims to be filed in the next 10 years, will extend through approximately 2028.

Annual net cash outflows, net of tax benefits, are projected to average $10 to $20 over the next five years, as compared to an annual average of $10 over the past three years, and increase to an average of approximately $35 to $45, over the remainder of the projection period.

In light of the uncertainties and variables inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims for years beyond the next 10 years at this time. Accordingly, no liability or related asset has been recorded for any costs that may be incurred for claims asserted subsequent to 2022.

Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims which may be filed beyond the next 10 years, it is not possible to predict the ultimate outcome of the cost of resolving the pending and estimated unasserted asbestos claims. We believe it is possible that the future events affecting the key factors and other variables within the next 10 years, as well as the cost of asbestos claims filed beyond the next 10 years, net of expected recoveries, could have a material adverse effect on our financial statements.

Sources and Uses of Liquidity

Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash derived from discontinued operations, for the nine months ended September 30, 2012 and 2011.

For the Nine Months Ended September 30	2012	2011
Operating Activities	$177.1	$(111.8)
Investing Activities	(42.6)	(47.5)
Financing Activities	(50.7)	1,832.3
Foreign Exchange	(8.8)	(10.9)
Total net cash flow from continuing operations	$75.0	$1,662.1
Net cash from discontinued operations	(2.9)	(7.9)
Net change in cash and cash equivalents	$72.1	$1,654.2

Net cash provided by operating activities was $177.1 for the nine months ended September 30, 2012, representing an increase of $288.9 from the comparable prior year period. The increase in operating cash flow was primarily attributable to net income tax refunds of $118.0 during the nine months of 2012 as compared to net income tax payments of $168.6 during the comparable 2011 period, resulting in a year-over-year change of $286.6. Additional year-over-year cash flow sources and uses include a decline in cash paid for transformation costs of $76.4 offset by an increase in cash contributions to pension plans of $16.5 as discussed further below and increased cash payments for asbestos of $12.2.

Net cash used in investing activities decreased by $4.9 in the nine months ended September 30, 2012 as compared to 2011 due to lower capital expenditures, partially offset by proceeds of $4.6 from the 2011 sale of an Interconnect Solutions product line.

Net cash used in financing activities in the nine months ended September 30, 2012 was $50.7, compared to cash provided by financing activities of $1,832.3 in the nine months ended September 30, 2011. The year-over-year change predominately reflects a $2,021.7 source of cash during the first nine months of 2011 from the effect of cash transfers from Exelis and Xylem to ITT prior to the Distribution. Other significant changes in financing cash flows included increased repurchases of common stock of $72.3 offset by lower net repayments of outstanding borrowings of $50.6 and lower aggregate dividend payments of $167.2 due to the Distribution of Exelis and Xylem.

Share repurchases are intended to offset actual and forecasted dilution associated with the exercise of employee stock options and other stock-based compensation activities. We expect to repurchase up to $50.0 of our outstanding common stock over the next six months. Any future repurchase activity will be based on a number of factors, including changes to dilution forecasts and ongoing market conditions.

We anticipate a U.S. federal income tax refund of $26.8 will be received in early 2013 for the carryback of foreign tax credits to prior years.

Funding of Postretirement Plans

During the nine months ended September 30, 2012, we contributed $33.1 to our U.S. pension plans, including first quarter 2012 contributions of $32.2, of which $14.9 was considered to be discretionary. On July 6, 2012, the Surface Transportation Extension Act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (MAP-21), was signed into law. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to minimum funding contributions by spreading the required funding for U.S. pension plans over a longer period of time. We have calculated that MAP-21 will provide a reduction of $5.7 to our minimum funding requirements for the 2012 plan year and as a result an additional $3.7 of our first quarter 2012 contribution will be considered discretionary. We are not yet able to estimate the effect of MAP-21 beyond the 2012 plan year as specific assumptions necessary for the calculation have not yet been made available; however, future minimum funding requirements are expected to be lower than previously estimated. We do not expect to make material contributions to our pension plans during the remainder of 2012.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the Act). These forward-looking statements include statements that describe our business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. Factors that could cause results to differ materially from those anticipated include:

■	Uncertainties with respect to our estimate of asbestos exposures, third party recoveries and net cash flows;
■	Economic, political and social conditions in the countries in which we conduct our businesses;
■	Changes in U.S. or international sales and operations;
■	Contingencies related to actual or alleged environmental contamination, claims and concerns and related recoveries from insurers;
■	Decline in consumer spending;
■	Revenue mix and pricing levels;
■	Availability of adequate labor, commodities, supplies and raw materials;
■	Foreign currency exchange rate fluctuations;
■	Changes in government regulations and compliance therewith;
■	Competition, industry capacity and production rates;
■	Declines in orders or sales as a result of industry or geographic downturns;
■	Ability of third parties, including our commercial partners, counterparties, financial institutions and insurers, to comply with their commitments to us;
■	Our ability to borrow and availability of liquidity sufficient to meet our needs;
■	Changes in the recoverability of goodwill or intangible assets;
■	Our ability to achieve stated synergies or cost savings from acquisitions or divestitures;
■	The number of personal injury claims filed against the Company or the degree of liability;
■	Our ability to effect restructuring and cost reduction programs and realize savings from such actions;
■	Changes in our effective tax rate as a result in changes in the geographic earnings mix, valuation allowances, tax examinations or disputes, tax authority rulings or changes in applicable tax laws;
■	Changes in technology;
■	Intellectual property matters;
■	Potential future postretirement benefit plan contributions and other employment and pension matters;
■	Susceptibility to market fluctuations and costs as a result of becoming a smaller, more focused company after the Distribution; and
■	Changes in generally accepted accounting principles within the U.S.

The forward-looking statements included in this disclosure speak only as of the date of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A. “Risk Factors,” for further discussion pertaining to known and unknown risk affecting the Company.

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

Asbestos Proceedings

ITT, including its subsidiary Goulds Pumps, Inc., has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain of our products sold prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. Frequently, the plaintiffs are unable to identify any ITT or Goulds Pump product as a source of asbestos exposure. In addition, a large majority of claims pending against the Company have been placed on inactive dockets because the plaintiff cannot demonstrate a significant compensable loss. Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the Company.

We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to a number of factors. As of September 30, 2012, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,346.7, including expected legal fees, and an associated asset of $631.0 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $715.7.

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

ITEM 1A.	RISK FACTORS

There has been no material change in the information concerning risk factors as disclosed in our 2011 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(IN MILLIONS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
7/1/12 – 7/31/12	—	—	—	$495.7
8/1/12 – 8/31/12	—	—	—	$495.7
9/1/12 – 9/30/12	—	—	—	$495.7

(1)	Average price paid per share is calculated on a settlement basis and excludes commissions.

(2)	On October 27, 2006, a three-year $1 billion share repurchase program (2006 Share Repurchase Program) was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. As of September 30, 2012, we had repurchased 6.8 million shares for $504.3, including commissions, under the 2006 Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a) See the Exhibit Index for a list of exhibits filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Corporation

(Registrant)

By:	/s/ JANICE M. KLETTNER
Janice M. Klettner
Vice President and Chief Accounting Officer
(Principal accounting officer)

November 2, 2012

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(101)	The following materials from ITT Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Income Statements, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements	Submitted electronically with this report.