Form 10-K
period 2012-12-31
ITT Corp
filed 2013-02-27
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2012 was approximately $1.6 billion. As of February 11, 2013, there were outstanding 92.3 million shares of common stock, $1 par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2013 Annual Meeting of Shareholders are incorporated by reference in Part II and Part III of this Form 10-K.

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

(In millions, except per share amounts, unless otherwise stated)

COMPANY OVERVIEW

ITT Corporation is a diversified manufacturer of highly engineered critical components and customized technology solutions for growing industrial markets. Building on its heritage of innovation, ITT partners with its customers to deliver enduring solutions to industries that underpin our modern way of life. Founded in 1920, ITT is headquartered in White Plains, N.Y. with approximately 9,000 employees in more than 30 countries and sales in well over 100 countries. The Company generated 2012 revenues of $2.2 billion.

We manufacture components that are integral to the operation of systems and manufacturing processes in the energy, transportation and industrial markets. Our products provide enabling functionality for applications where reliability and performance are critically important to our customers and the users of their products. For example, our industrial pumps serve the critical function of transporting inorganic fluids throughout chemical processes at petrochemical plants. The pumps are critical to the production requirements of the customer’s plant and their reliability helps our customers meet the delivery time and quality expectations of the users of the petro-chemical products they produce.

ITT is a global company with a balanced and diversified portfolio, positioned to capitalize on secular macro trends such as large-scale urbanization, energy creation and efficiency, resource scarcity, and the growing middle class in emerging economies. In 2012, 61.0% of our sales were outside the U.S., including 28.7% from emerging growth markets. Further, approximately 30% of our revenue is derived from aftermarket products and services where we capture repeatable revenues from our large installed base of specialized products. Additionally, approximately 45% of our revenue is derived from positions our products hold on long-lived customer platforms. Similar to the aftermarket, these are also long-term recurring revenues.

Our product and service offerings are organized in four segments: Industrial Process, Motion Technologies, Interconnect Solutions (ICS), and Control Technologies. These businesses generally operate with in niche positions in large, attractive markets where specialized engineered solutions are required to support large industrial and transportation customer needs.

Industrial Process manufactures engineered fluid process equipment serving a diversified mix of customers in global infrastructure industries such as oil & gas, mining, power generation, chemical and other process markets and is an aftermarket service provider.

Motion Technologies manufactures brake pads, shock absorbers and damping technologies for the global automotive, truck, trailer and public bus and rail transportation markets.

Interconnect Solutions manufactures a wide range of highly specialized connector products that make it possible to transfer signal and power in various electronic devices that are utilized in aerospace, industrial, defense and oil & gas markets.

Control Technologies manufactures specialized equipment, including actuation, valves, switches, vibration isolation, custom-energy absorption, and regulators for the aerospace, defense and industrial markets.

The table below provides revenue by segment for each of the last three years. See section titled “Segment Information” in Company Overview and Note 21, “Segment Information” to the Consolidated Financial Statements for further information about each of our segments.

(In Millions)	2012	2011	2010
Industrial Process	$955.8	$766.7	$693.7
Motion Technologies	626.2	634.4	547.7
Interconnect Solutions	375.7	417.8	412.9
Control Technologies	277.1	285.5	259.4
Eliminations	(7.0)	(18.8)	(23.0)
Total consolidated revenue	$2,227.8	$2,085.6	$1,890.7

Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT Corporation was incorporated as ITT Industries, Inc. on September 5, 1995 in the State of Indiana. On July 1, 2006, ITT Industries, Inc. changed its name to ITT Corporation.

Company Transformation

On October 31, 2011 (the Distribution Date), ITT completed the tax-free spin-off (referred to herein as the Distribution) of its Defense and Information Solutions business, Exelis Inc. (Exelis), and its water-related businesses, Xylem Inc. (Xylem) by way of a distribution of all of the issued and outstanding shares of Exelis common stock and Xylem common stock, on a pro rata basis, to ITT shareholders of record on October 17, 2011. Exelis and Xylem are now independent companies trading on the

New York Stock Exchange under the symbols “XLS” and “XYL”, respectively. The Distribution was made pursuant to a Distribution Agreement, dated October 25, 2011, among ITT, Exelis and Xylem (the Distribution Agreement). Following the Distribution, ITT did not own any shares of common stock of Exelis or Xylem. All information herein has been restated to reflect the Distribution, and the results of Exelis and Xylem are presented as discontinued operations in all periods.

Business Strengths and Strategies

Management believes that the Company has several competitive advantages that allow it to sustain and grow its market positions. ITT is a diversified industrial technology company with established businesses that share five unifying characteristics:

1.	The design and manufacture of highly engineered products for critical applications

2.	Leaders in attractive and defensible niches

3.	Global footprint & highly diversified

4.	Longstanding brands and operating history

5.	Proven management system and leadership

As a result, these businesses share a common, repeatable operating model. Each business is a leader in applying its technology and engineering expertise to solve some of the most pressing challenges of our customers. Our applied engineering aptitude provides a special business fit with our customers given the critical nature of their applications. This in turn provides us with unique insight to our customer’s requirements and enables us to develop solutions to better assist our customers achieve their business goals. Our technology and customer intimacy in tandem produce opportunities to capture recurring revenue streams, aftermarket opportunities and long lived original equipment manufacturer (OEM) platforms. ITT possesses a core competency operating this unified model across businesses in order to create value. These businesses also tend to operate in varying business cycles, which reduces exposures to any one economic cycle.

The oil & gas business in our Industrial Process segment is representative of the capability that many of ITT’s businesses have to generate profitable growth from our common operating model. In 2007, Industrial Process began to pursue growth in the oil & gas market because of its long-term attractiveness, our existing engineering capabilities, brand strength and the aftermarket potential. We started by investing in our technology through product line extensions and followed with expansion through pursuing adjacent markets. To supplement these organic growth drivers, we expanded our strategic footprint and increased proximity to our customers through new facilities in India in 2008 and Saudi Arabia in 2009. The acquisition of Canberra Pumps during 2010 provided an opportunity to realize additional growth opportunities in global oil & gas markets, while the acquisition of Joh. Heinr. Bornemann GmbH (Bornemann) in 2012 provides us with a leadership position in the upstream oil & gas market worldwide, especially with respect to multi-phase boosting. Additionally, we have been actively upgrading and expanding our global test capabilities to accommodate high horsepower pumps that are used in the oil & gas market. For example, we significantly upgraded and expanded our plant in Brazil and acquired our distributor in Australia in 2011 to serve the growing oil & gas market in those regions. As a result of our operating model, during this time period we have signed global strategic account agreements with five market leading oil & gas customers, complementing our existing forty-plus strategic agreements. Together, these actions have led to a compound annual growth rate for oil & gas revenues in our Industrial Process business of 9.2% from $146.0 in 2007 to $227.0 in 2012.

ITT possesses leading brands, such as Goulds Pumps, Bornemann, Cannon, KONI, Enidine and ITT, in many of its niche markets. These brands are associated with quality, reliability, durability, and engineering excellence. The Company’s brand extends internationally and is very well recognized in emerging growth markets including China, India, Brazil and Saudi Arabia.

In addition to branding efforts, we collectively utilize the well-established ITT Management System (IMS), which is a framework for running our businesses in a data-driven manner and serves as a guide for the behaviors, decisions and actions of our employees. The IMS consists of four core integrated processes:

1.	Profitable Growth – Value-Based approach to organic growth through strategic planning, market segmentation, and new product development

2.	Operational Excellence – Value-Based Lean Six Sigma (VBLSS) and goal deployment process for continuous, sustained cost reduction

3.	Resource Optimization – Alignment of our production, sourcing, and footprint with our growth strategies

4.	Leadership & Learning – Continuous training and development of our employees

We deploy the IMS in each of our segments and at each of our major facilities. In addition, we have implemented a system of integrated councils, including the Risk Center of Excellence, which is dedicated to improving ITT’s risk management process through a proactive risk assessment, that are comprised of leaders from each business and that focus on core growth and efficiency improvement areas across ITT. The focus areas are 1) Commercial Excellence; 2) Operational Excellence;

3) Technology; and 4) Global Sourcing. This collaborative cross-functional, cross-business approach provides us with the opportunity to leverage best practices and key resources in customer relationship management, coordinated sourcing initiatives, innovation, and technology sharing.

ITT’s long-term objectives are to increase the Company’s earnings and financial returns through a balanced operating strategy. The elements of this strategy are disciplined organic growth through global market expansion and new product development, combined with operational improvements through the IMS that focus on reducing costs and cycle times and improving productivity on a continuing basis. We believe we can drive growth by helping our existing customers grow while cultivating new customers through geographic and product expansion. While the IMS is principally an internal tool, IMS benefits our customers through our continuous improvement efforts which are centered on exceeding our customer’s requirements.

Our long-term goals are to drive average annual organic revenue growth of approximately 5%-7%, with corresponding operating margin expansion of 50-70 basis points, achieve an adjusted free cash flow conversion rate of greater than 105%, and deliver adjusted earnings per share growth of 10%-15% per year. We intend to reach these goals through a combination of leveraging our niche market positions, continuing to expand globally by following and supporting our customers and their growth, introducing new products, reducing costs and increasing productivity.

ITT’s strategy to achieve these goals consists of the following six key elements, which collectively are expected to grow revenues, expand margins, and drive increased profitability and cash flow:

1. Premier Customer Experience

ITT places significant focus on managing the relationships it has with its customers through a formalized process referred to as Value-Based Commercial Excellence (VBCE). VBCE is a continuous improvement process which our businesses use to strategically price our products and services, develop our value propositions, and assist our customers to solve their toughest business challenges. ITT is able to accomplish this by providing an efficient and productive customer experience through advanced order configuration, on-time delivery, and reliable products and services. In addition, ITT has key strategic account relationships throughout the industries we serve. Strategic accounts are customer partnerships, often global in scale, which promote the shared benefits of improved business processes between ITT and its customers. Our strategic account agreements promote customer intimacy, optimized service and delivery performance, and provide growth and profit improvement opportunities. In some instances we are able to leverage these relationships across segments. For example, both Industrial Process and ICS supply products and services to certain oil & gas customers through Industrial Process’s strategic account relationships. Additionally, ITT’s Global Supply Chain Services (GSCS) capabilities and operational excellence initiatives are key supporting elements to the premier customer experience. The Company views its customer relationships as its primary vehicle for growth and technological advancement. Understanding our customer’s growth plans and challenges allows ITT’s businesses to tailor and deliver reliable and timely products and services. Our customers recognize this and ranked ITT’s Goulds Pumps as the Readers Choice #1 in chemical pumps by Chemical Processing magazine in 2012.

2. Investment in Technology and Research & Development

The Company has a core competency in application engineering because a majority of our products feature leading technologies that operate in harsh environments. Harsh environments reflect challenging surrounding conditions such as the extreme cold and darkness of outer space or the high pressure of the ocean floor. For example, our electrical connectors are built specifically to service satellites in space and our oil & gas drilling products are designed to function under the intense pressure of the ocean floor.

ITT has differentiated itself in the critical arena of technology and research & development (R&D). ITT has a proven track record in new product development and introduction. ITT’s approach to technology is to work with its customers in tailoring the right approach to a particular customer need or problem. In our Industrial Process business, our engineers work with our customers in a number of highly challenging environments to improve the way our pumps are installed and operated. This allows the customer to run their processes more reliably and cost effectively by using less energy, which is the largest operating cost in a pump’s life cycle. In 2012, Motion Technologies developed its first high performance copper-free brake pads and Control Technologies launched the first environmentally friendly hydraulic shock absorbers for industrial applications to meet the requirements of our customers.

3. Focused Expansion in Emerging Growth Markets

ITT is a global company with 61.0% of its 2012 revenue derived from international markets, including 28.7% from emerging growth markets. Accordingly, ITT has located approximately half of its manufacturing facilities outside of the U.S. to lower costs, achieve strategic proximity to its customers and to further increase international sales and market share. For example, ICS has had a long-term presence at its Shenzhen, Guangdong Province, China facility. Shenzhen is a low cost manufacturing site that also possesses component fabrication capabilities such as metal stamping, plating, machining and injection molding. Shenzhen produces products for both domestic consumption in China and for global customers. The plant and its experienced, skilled workforce produce a number of ICS products such as universal contacts, electric vehicle connectors, and medical connectors. In addition, the Shenzhen site is staffed with engineers who design specific products for the Asia Pacific and China region.

ITT’s businesses are in a position to grow with its customers in these rapidly expanding global markets. Many of these markets are bolstered by secular trends driving development throughout the emerging economies such as a growing middle class, urbanization, and resource scarcity. These trends are fueling increased consumer consumption of energy, durable goods, automobiles, rail and air travel. For example, Goulds Pumps are used in processing petrochemicals in Saudi Arabia for use in a host of consumer goods such as plastics, while Motion Technologies’ brake pads are installed on Shanghai General Motors and Mercedes automobiles in China, and KONI rail dampers are making high speed trains more comfortable for passengers in China.

We have and expect to continue to expand our R&D capabilities to make products that are relevant to local markets. Our focus is on products where reliability and engineered solutions are valued. We have established R&D technology centers in key markets such as India and China. Motion Technologies recently opened a R&D center and production facility in Wuxi, China that will be focused on expanding and enhancing braking technologies for the local transportation market. Industrial Process is expanding its Korea process pump technology Center of Excellence in order to continue to capture a larger share of the burgeoning oil & gas market in the Eastern Hemisphere.

Because of the global nature of our businesses, ITT benefits from opportunities in emerging growth markets and in developed markets. For example, Motion Technologies is the leading manufacturer of automotive brake pads in Europe. One of the largest growth opportunities for this European-based business is the developed markets in North America, which present a tremendous opportunity. To connect with the opportunity in North America, Motion Technologies has a research, engineering and sales center in Michigan in order to be located close to, and work directly with, customers on the design and development of brake pads specifically tailored to the North American market.

4. Increased Aftermarket Capture and Platform Expansion

Aftermarket sources accounted for $644.3 and $620.0 of our 2012 and 2011 revenue, respectively. Our Industrial Process, Motion Technologies, and Control Technologies segments benefit from repeat sales of original products, consumable spare parts, and services as a result of our large, global, and growing installed base of products. Aftermarket business generally carries higher margins than original product sales and tends to be a more stable, recurring revenue stream than project-based businesses. The key drivers of aftermarket demand are the wear and tear on critical components in harsh environment applications. We develop our aftermarket business through our end user sales channels and dedicated service personnel. The Company views this as a valuable source of future earnings and is actively marketing its capabilities while investing in technologies that reduce the customer’s total life cycle cost. For example, our Industrial Process business has an established international service center network with eight Pump Repair and Overhaul shops (PRO shops) in the U.S. and facilities in Australia, Brazil, Chile, Saudi Arabia, Thailand, and Venezuela.

Our Motion Technologies segment also has recurring revenue streams from automotive and rail platform content. Its products generally serve on long-term platforms whereby once the original equipment products are sold, aftermarket parts are needed to replace and extend the life of a vehicle. Our up-front investments to gain positions on automotive platforms generate long-term repeatable revenue. Another example of a recurring revenue stream is on various aerospace platforms where ICS has been supplying content for many decades, such as with our rectangular & circular connectors which have been used in commercial and military aerospace applications for over 45 years.

5. Margin Expansion through Operational Excellence

The Company strives to increase its profit margins and improve its competitive position in all of its businesses through its operational excellence strategy. The core elements of this strategy are Value-Based Lean Six Sigma (VBLSS), GSCS, VBCE and shared service utilization. These strategies enable the Company to realize operating efficiencies, increase customer satisfaction, and increase free cash flow while lowering operating costs, streamlining processes, eliminating waste and improving cycle times.

The ITT culture has long embraced VBLSS as its central operating tenet. VBLSS encompasses Lean manufacturing as well as continuous process improvement in other critical areas such as customer service and order entry and fulfillment. Our intent is to drive ever increasing levels of quality, speed, and efficiency throughout the organization. We have recently launched an enterprise-wide Lean transformation initiative with the goal of improving all elements of a Lean enterprise that encompasses not only core lean, problem solving and continuous improvement principles but also leadership, talent and cultural aspects. We are targeting achievement and sustainment of a lean assessment score of 80% within the next 3-5 years at our significant revenue producing facilities representing approximately 80% of ITT’s total revenue.

GSCS, which includes low cost region sourcing and leverage through a shared buying channel, has enabled us to mitigate the effects of inflation and increasing material costs in order to maintain or improve profitability. ITT produces its array of engineered products in low-cost and emerging growth markets such as China, India, Brazil, Saudi Arabia, South Korea, Czech Republic and Mexico. Certain operations, including shared services, are leveraged among the Company’s segments resulting in additional cost savings and synergies through the consolidation of operations and reduced general and administrative expenses.

ITT has driven world-class commercial capabilities through VBCE, a sales and marketing initiative intended to accelerate organic growth and margin expansion through increasing sales efficiency and effectiveness. VBCE initiatives target both pricing and improving the value-creation potential for our customers. This leads to pricing based on the differentiated value we deliver to our customers and is an important part of our pricing model. VBCE also drives our global account management where we continue to grow margins across our markets and verticals by providing our customers a premier customer experience.

6. Effective Capital Deployment to Drive Organic and Inorganic Growth

Effective capital deployment and a disciplined focus on liquidity and cash management is a major part of how we achieve our financial performance goals. ITT’s businesses operate in growing and highly fragmented markets, which allows for increasing market share opportunities. ITT estimates the sum of its served addressable markets to be in excess of $30 billion worldwide. Given these dynamics and ITT’s technology investments, global reach and vibrant brands, the Company believes it has the opportunity to continue to expand geographically, broaden its product lines, improve its market position, and increase earnings through revenue growth and operational efficiencies on an organic basis and through acquisition. ITT continues to prioritize deploying capital for organic growth and then acquisitive growth. ITT’s acquisition strategy generally targets firms in similar businesses and end-markets that produce unique and differentiated products and technologies.

Targeted Leverage of Our Capabilities

In addition to the six key elements of the strategy described above, ITT leverages its diverse set of resources and capabilities across its businesses in order to maximize the Company’s value creation potential. The Company is continually evaluating cross-business revenue synergies and cost saving opportunities and views the following assets and capabilities as core to this objective:

¡

ITT Brand – The ITT brand is well regarded and widely recognized, particularly in emerging growth markets. This provides our segments with brand recognition for new products in key emerging growth markets such as Brazil, China, and India.

¡	IMS – Increased performance and productivity through the common application of the ITT Management System.

¡	Shared Services – North American and other regional shared services initiatives to consolidate business functions, including information technology, and reduce overhead costs.

¡

Councils – Cross business operational councils in areas such as operations, commercial excellence, and technology and new product development. While our technologies may vary significantly between each of our segments, our engineering leaders across the businesses leverage our collective strengths through collaboration and cooperation in areas such as design tooling, specific technologies and best practices including our long-standing, results-driven value-based product development process.

¡

Strategic Accounts – Further development and expansion of our global strategic account program to bring the combined technical capabilities of multiple ITT businesses to address incremental customer opportunities.

¡	Sourcing – Indirect sourcing activities across ITT’s businesses are managed centrally to better leverage our third-party contracts and pricing and to evaluate vendor performance.

Segment Information

Industrial Process

The Industrial Process segment is a global manufacturer of industrial pumps, valves and related equipment, and is a provider of plant optimization and efficiency solutions and aftermarket services and parts. Headquartered in Seneca Falls, New York, its operations include five product categories:

Goulds Pumps, Inc. is the largest product category in the Industrial Process segment and is a market leader with over 160 years of product design history and is focused on customer needs primarily in the oil & gas, chemical, mining, general industrial, pulp & paper, and power markets. The Goulds Pumps brand is among the most widely recognized brands in the global pump industry. Goulds has a broad portfolio of centrifugal pumps including ANSI (American National Standard Institute) and ISO (International Standards Organization) chemical pumps, API (American Petroleum Institute) pumps for the petrochemical and oil & gas industry, slurry and process pumps for the mining industry and paper stock pumps for the pulp & paper industry. Our portfolio also includes vertical, axial flow, multi-stage and other pumps that are used in a multitude of industries.

Industrial Process has transformed its Goulds Pumps business considerably over the past five years. Investments have been made in this segment to automate the product selection and order entry process to drive highly efficient transactions and accuracy. In order to support more complex industrial pump orders, including engineered to order API products for the global oil & gas, petro-chemical and power generation markets, a great deal of investment has been made over the last decade. Industrial Process has been successful in penetrating these markets by upgrading existing products and infrastructure, increasing global engineering resources, enhancing global product and project management and driving operational excellence. Order fulfillment for the more complex orders often involves customization and multiple customer milestones as orders progress from order entry to manufacturing and testing, to shipment, to installation and start-up.

Bornemann, acquired during the fourth quarter of 2012, is a manufacturer of pumps and systems utilized in the oil & gas, marine, food and pharmaceutical industries. Technologies include twin screw pumps, multiphase boosting system pumps and progressive cavity pumps. Bornemann twin screw pumps are rotating displacement pumps that are ideal for mixtures of crude oil, gas, water and the finest solids. Twin screw pumps can be used onshore, offshore and subsea and the dry running technology also allow the presence of gases. The multiphase boosting system pumps provide a complete system solution for a wide range of performance conditions and harsh environmental conditions. Progressive cavity pumps are used to convey a wide range of media, in particular highly viscous and abrasive materials such as slurry, liquid manure, crude oil and greases. Progressive cavity pumps are an optimum solution to conveying tasks where the conveyed product is too viscous and flows too poorly to be pumped by other types of pumps.

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

ITT PRO Services is the aftermarket solutions offering of Industrial Process which strives to extend equipment life in its customers’ facilities. PRO Services provides an array of services focused on reducing equipment total cost of ownership and increasing plant output by minimizing downtime. The typical services provided include parts supply, inventory optimization, field service, energy and reliability assessments, repairs, upgrades and overall equipment maintenance. PRO Services offerings include ProShop Repair and Upgrades, ProCast, ProSmart, Goulds Pumps Parts, PumpSmart, and Plant Performance Services.

ITT C’treat is a leading provider of water treatment systems for offshore oil and gas production platforms and has been in business since 1980. Its skid-mounted, reverse osmosis watermakers convert seawater to drinking water and process water for the world’s largest offshore oil & gas exploration and production corporations.

Industrial Process services an extensive base of customers from large multi-national engineering, procurement and construction firms (EPC) to regional distributors with thousands of customers. We estimate this segment’s served addressable market to be in excess of $14 billion worldwide. In 2012, Industrial Process’ customers operated in the oil & gas (24%), chemical & petrochemical (23%), mining (17%), general industrial (15%), pulp & paper (9%) and power (8%) markets. These customers are geographically distributed with a regional mix of North America (54%), Latin America (17%), Asia Pacific (15%), Middle East & Africa (9%) and Europe (5%).

Industrial Process recognizes that serving the customer before, during and after installation is critical. Our success in the marketplace is largely due to our global and diversified channel structures. End-users are serviced by an extensive network of independent industrial distributors, which account for approximately 40% of orders, and representatives which complement our customer-focused direct sales and service organization. We also have focused channels dedicated to supporting the EPC firms as their needs are often different from those of other customers.

The pump and valve markets Industrial Process serves are highly competitive. For most of our products there are hundreds of regional competitors and a limited number of larger global peers. We consider our larger competitors to include Flowserve Corporation, Sulzer Pumps, ClydeUnion (SPX Corporation), Ebara Corporation, The Weir Group PLC and Pentair, Inc. Primary customer purchase decision drivers include price, delivery times and on-time delivery performance, brand recognition and reputation, perceived quality, breadth of product offerings, commercial terms, technical support and localization. Pricing is typically very competitive for large projects because of the increased potential for aftermarket opportunities for the original equipment provider.

Our ability to compete is based on having a wide range of engineered industrial pumps designed to meet our customers’ most demanding applications and our capacity to provide customers with an array of after sale services and support. For large projects, our breadth of product offering is an important sales factor as it simplifies the customer’s procurement process. Industrial Process’ ability to expand its product portfolio has been, and is expected to continue to be, a competitive strength.

We benefit from our large global installed base of products, which, because of their function in the processes in which they are installed, require frequent maintenance, repair and replacement. The frequency of repair and maintenance services depends on utilization levels and the conditions and environment in which they operate. Our direct and distributor channels provide market leading service to our customers. As we increase the number of our global installations, we continue to add service centers and personnel. By positioning our facilities close to customers, we are able to provide quicker responses to their growing aftermarket needs.

The Industrial Process segment demonstrates ITT’s ability to achieve the Premier Customer Experience because the organization works with its customers over the life cycle of the installation and operation of its products in the customers’ facilities or its customers’ end users in the case of an EPC firm. Industrial Process is able to accomplish this because of its extensive global customer relationships, breadth of product offering, product availability, project management skills, and aftermarket and reliability services.

Motion Technologies

Motion Technologies, headquartered in Lainate, Italy, is a global manufacturer of highly engineered and durable components, consisting of brake pads, shock absorbers and damping technologies for the transportation industry. The transportation industry encompasses both personal and public transport equipment, such as passenger cars, light and heavy-duty commercial and military vehicles, buses and rail transportation. Motion Technologies consists of two product categories, Friction Technologies and KONI. Friction Technologies provides the automotive market with high-performance, high-quality brake pads while KONI provides the transportation industry with shock absorber and damping equipment. Motion Technologies primarily serves the high-end of the transportation industry, with a reputation for quality products and a focus on new product development and operational excellence.

We believe that Motion Technologies is positioned and structured to benefit from the anticipated growth in the transportation industry. We believe this growth will be driven by increasing urban and middle class populations, creating a significant need for additional mass transit infrastructure and individual desire for automobile ownership.

Friction Technologies

Our Friction Technologies business applies innovative research of new friction materials and the identification of highly productive technologies to produce a range of brake pads installed as original equipment (OE pads) on cars and light to heavy duty commercial vehicles. OE pads are sold either directly to original equipment manufacturers (OEM) or to Tier-1 and Tier-2 brake manufacturers. Our OE pads are designed to meet customer specifications and environmental regulations, and to satisfy an array of geographic applications. Most automobile OEM platforms (car model) require specific brake pad formulations and have demanding delivery and volume schedules.

Friction Technologies also manufactures aftermarket brake pads designed for the automotive service and repairs market. This market consists of both OEM dealers, also referred to as original equipment service (OES) networks, and independent aftermarket (AM) networks. Brake pads sold within the OES network generally match the specifications of an original auto platform OE brake pad, while our robust catalogue of AM pads features technology designed to provide up to the highest levels of braking performance. Within the service and repairs market, pads are sold either directly to OEM manufacturers and to the Tier-1 and Tier-2 brake manufacturers or indirectly through European distributors, primarily Continental AG and TRW Automotive. Combined sales to Continental and TRW, Motion Technologies’ largest customers, were approximately 60% of 2012 Motion Technologies revenue and 16% of consolidated ITT revenue.

Our dedication to customers and to the advancement of braking technologies has built a legacy of quality, reliable products that meet the demands of customers across the globe, creating our leadership position in the European brake pad market. Historically, revenue for Friction Technologies has been generally balanced between OE pads and AM pads. However, during 2012, revenue from OE pads was higher than AM pads due to an increasing share of auto platforms wins. We anticipate that OE sales growth will continue outpace AM sales growth over the next 2-3 years as we continue to pursue placement on additional OE platforms.

KONI

The KONI business organizes its various performance shock absorber products into three main product groups: railway rolling stock; car & racing; and bus, truck & trailer. Each product group is managed by a dedicated team for product development and engineering, assembly lines and sales & marketing, thus assuring the best possible concentration of product specialization and know-how.

Railway Rolling Stock provides a wide range of equipment for passenger rail, locomotives, freight cars, high speed trains and light rail. Offerings include hydraulic shock absorbers (primary, lateral and inter-car), yaw dampers as well as visco-elastic and hydraulic buffers. This market group also engages in the revamping of air springs which are primarily used on high speed trains and light rail in the United States. Revenue opportunities for our rail damping systems are balanced between OE and AM customers. Sales are either directly to train manufacturers and train operators carrying out scheduled train maintenance programs or indirectly through distributors.

Car & Racing features performance shock absorbers using our Frequency Selective Damping (FSD) technology. FSD products are popular with car and racing enthusiasts who desire to modify their shock absorbers for increased handling performance. KONI car shock absorbers are sold all over the world, through a distribution network that markets KONI products into specific geographies or customer groups.

Bus, Truck & Trailer manufactures shock absorbers and bus dampers, destined to both OE and AM customers.

The rail damping systems and bus dampers market have attractive growth prospects because mass transit systems are benefiting from ongoing large-scale urbanization trends and infrastructure investments. The long-term, enduring nature of these factors fosters a market environment that tends to demonstrate mitigated levels of cyclicality. In addition, train and bus vehicles are sustainable transportation modes that reduce traffic congestion and smog levels in urban areas.

Motion Technologies has a market reputation derived from many years of mutual collaboration with major OE manufacturers and is focused on customer satisfaction, quality and on-time delivery. Motion Technologies has a global manufacturing footprint, with production facilities in Western Europe, Eastern Europe and China. Although approximately 60% of Motion Technologies revenue is derived from its top two customers, demand for its products stems from a variety of end customers around the world.

Motion Technologies competes in markets primarily served by large, well-established national and global companies. The brake pads and linings market, which we estimate to be in excess of $6 billion, includes companies such as Nisshinbo Automotive Corporation, Honeywell International, Inc., Akebono Brake Corporation and Federal-Mogul Corporation. Key competitive drivers within the brake pad business include technical expertise, formulation development capabilities, scale production, product performance, high-quality standards, customer intimacy, reputation and the ability to meet demanding delivery and volume schedules in a reduced amount of time. OEM customers usually require long-lasting and well-established relationships, based on mutual trust, local proximity and a wide range of cooperative activities, starting from the design to the sampling, prototyping and testing phases of brake pads. Within the AM pads market, Motion Technologies is a leading European provider in a highly fragmented global market.

Competitive drivers in the rail damping systems business include price, technical expertise and product performance. Rail damping systems are considered critical components because of safety requirements and thus they have to be specifically designed according to many different train applications, and must satisfy strict compliance requirements. We estimate the rail damping systems and bus dampers segments have a combined addressable market of approximately $0.5 billion. Motion Technologies is a global leader in the rail dampers component of the complete rail damper system.

Interconnect Solutions

Headquartered in Santa Ana, California, ICS designs and manufactures a broad range of highly engineered connectors and cable assemblies for critical applications in harsh environments that make it possible to transfer signal and power in an increasingly connected world. ICS also provides custom products for unique applications using its engineering expertise to solve difficult connectivity problems and reliability challenges. Through the Cannon, VEAM and BIW Connector Systems brands, our product portfolio and customized engineered connector solutions serve customers in the defense, aerospace, industrial, communications, oil & gas, medical, transportation, and rail markets. In the oil & gas market, ICS is a major solution provider for down-hole electric submersible pump applications. Within the defense and aerospace markets, ICS has a rich legacy and demonstrated track record of providing a broad portfolio of industry standards-based products as well as customer specific solutions across a broad range of mission critical systems applications. ICS is considered a leading company in the harsh environment niche because of our technological capabilities, customer relationships, cost performance and global footprint.

Our technological capabilities in filtering, sealing, contact geometry, composite materials and plating allow us to deliver innovative connector solutions that address our customers’ unique and challenging requirements. Our product portfolio includes high performance, military-specification, and commercial electrical connectors of the following types: Circular, Rectangular, Radio Frequency, Fiber Optic, D-sub Miniature, Micro-Miniature and cable assemblies. Applications include avionics, commercial and military aircraft, rail, industrial automation and production, medical imaging and diagnostics, construction, agriculture and military equipment. ICS has eight production facilities, including two in the United States, and one in Mexico, Italy, Germany, England, China and Japan, providing geographic proximity and highest level of customer support to over 2,500 global customers. Products are sold either directly to OEM’s, contract manufacturers and cable system operators or indirectly through our partnerships with leading distribution companies, creating an extensive global distribution channel. We have long-lasting relationships with our distributor partners, as many have been selling ICS products for over 70 years. Sales to distributors represented approximately 34% of 2012 ICS revenue.

We estimate the global market for connectors and related products to be in excess of $45 billion in 2012. ICS competes with a large number of competitors in a highly fragmented industry. We estimate our addressable market to be approximately $6 billion in 2012. The major competitors for these products are Amphenol Corporation, Deutsch (TE Connectivity Ltd.), Souriau (Esterline) and Glenair, Inc.

Control Technologies

Control Technologies, headquartered in Valencia, California, specializes in highly engineered aerospace components and industrial products. We offer an extensive portfolio of qualified products such as fuel management, actuation and noise absorption components in the aerospace market and a range of products that manage motion and absorb energy in a variety of industrial markets. Our application expertise allows us to offer customized solutions using modular platforms that effectively deliver our technologies for various customer applications. We have strong aftermarket opportunities, particularly in our aerospace business, and a broad customer base with no single customer accounting for more than 10% of Control Technologies revenue. Control Technologies’ distribution network represents approximately 25% of revenue.

CT Aerospace

CT Aerospace designs and manufactures flow control and actuation components, motion control, energy absorption and vibration isolation products primarily for commercial aerospace, military and other markets. We estimate the served addressable market for CT Aerospace to be in excess of $2 billion worldwide. Our aircraft component products consist of fuel and water pumps, valves, electro-mechanical rotary and linear actuators, and pressure, temperature, limit, and flow switches for various aircraft systems. Our aircraft interior products include stowage bin rate controls, rotary hinge dampers and actuators, seat recline locks and control cables and a variety of engineered elastomer aircraft interior isolators to protect equipment and keep the interior of the aircraft quiet. We also provide electromechanical seat actuation for premium seating products. Defense products generally include energy absorption applications and aerospace components. Most of our products are sold direct to the customer by our in-house sales force. We utilize a small third-party business for government spare parts distribution, thereby eliminating extensive administrative costs. CT Aerospace also has a well-established Federal Aviation Agency (FAA) certified repair station which focuses on the aftermarket. The repair station also carries ISO9001/AS9100 and European Aviation Safety Agency (EASA) accreditations.

Our products are custom designed for specific customer applications. We have a highly skilled engineering group for R&D, application engineering and qualification. We conduct fundamental research internally, with universities, and with our customers. We leverage our technical capability to provide innovative and reliable solutions for our customers. Our flow control and actuation products meet reliability requirements through a unique patented shunt disc technology for pressure and temperature switch applications for hostile environments. In addition, our actuator utilizes a patented optical technology for enhanced reliability. Our pumps have the ability to run dry for extended periods, eliminating potential fire ignition sources in fuel system applications and provide high reliability. Our energy absorption products use patented technology to provide innovative solutions, such as self-compensating load variations. Our noise/vibration isolation products use patented innovations to improve noise control, reduce weight, and reduce installation time.

CT Aerospace sells a wide range of products to the aerospace industry and has many customers globally. Our business is neither dependent on one or a small number of customers. Our customers are predominantly commercial airframe manufacturers, airframe systems manufacturers, interior manufacturers, seat manufacturers, commercial airlines and defense contractors. We have positions with the leading commercial airframe and systems manufacturers such as Boeing, Parker-Hannifin, Eaton, Honeywell and Airbus. We have significant content in a number of large commercial transport platforms. We also have significant content on regional and business aircrafts. These platforms provide a long life cycle of original equipment and aftermarket sales.

In the highly regulated Aerospace Market, we benefit from our large installed base of products. We compete by offering a wide portfolio of reliable products, coupled with advanced application expertise and customer support. We believe application expertise and our reputation for quality significantly enhance our market position. Our ability to collaborate with our customers to deliver a wide range of product offerings has allowed us to compete effectively, to cultivate and maintain customer relationships, and to expand into new markets.

Competitors range from large multi-national corporations to small privately held firms. Our markets are often fragmented and thus there are several types of competitors. CT Aerospace competitors include Circor Aerospace, Inc., Hydra Electric, Lord Corporation and Hutchinson Worldwide. Competition in these markets focuses on application expertise with effective solutions, product delivery and performance, previous installation history, quality, price and customer support. We have been successful in establishing long-term supply agreements with a number of our larger customers, thereby increasing opportunities to win future business.

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

CT Industrial

CT Industrial designs and manufactures energy absorption, precision motion control, and natural gas regulators primarily for heavy industry, infrastructure, automation, and energy markets. We estimate the served addressable market for CT Industrial is over $3 billion globally. Our energy absorption products consist of customized shocks absorbers, vibration isolators and dampers. CT Industrial possesses a specialized set of skills and capabilities in the energy absorption business. Our precision motion control products consist of servomotors, actuators, and controllers.

During 2012, the Company completed the sale of its shape cutting product lines, including the Kaliburn and Burny brands as well as the web tension control products and custom engineered systems sold under the Cleveland Motion Controls brand (collectively referred to herein as the Shape Cutting Businesses).

CT Industrial has solid positions in China, Europe, and North America. It has a broad customer base including end users, OEM’s, and distributors. Channels to market include direct, commissioned representation and buy-resell distributors. CT Industrial competes by offering a wide portfolio of reliable products that are brought to specific markets as a basket of tools to solve critical application problems for customers. CT Industrial focuses on product delivery, quality, performance and application engineering.

Our ability to collaborate with our customers to deliver comprehensive product offerings has allowed us to compete effectively. Two recent examples of this include collaborating with a customer to design unique deep well applications serving off shore oil platforms in our precision motion control business. Another example includes working with a Brazilian customer to develop a unique solution for life extension and efficiency of hydroelectric plants in our energy absorption business.

Competitors change depending on the product line and range from large multi-national corporations to small privately held firms. CT Industrial has a leading position in our energy absorption business. Our position in the top three manufacturers in energy absorption is significant in the automation, heavy industrial and energy markets.

The precision motion control and natural gas regulators businesses are highly fragmented and we compete with a global group of industry participants. The main competitor in the servo motor product line is Yaskawa Electric Corporation. Parker-Hannifin Corporation is a leading competitor in the pneumatic actuation.

CT Industrial will continue to focus on delivery lead times, quality and performance while enhancing our application engineering offering. The development of new customer service strategies will create a differentiated service offering and improve turnaround time in product, quotations and service communications.

Other Company Information

Materials

All of our businesses require various OEM products, manufactured components and raw materials, the availability and prices of which may fluctuate. The principal OEM products, and manufactured components assembled into our products include motors, mechanical seals, machined castings, metal fabrications and miscellaneous metal, plastic, or electronic components. The primary raw materials used in manufacturing our products include steel, gold, copper, nickel, iron, aluminum, and tin, as well as specialty alloys, including titanium. Materials are purchased in various forms, such as sheet, bar, rod and wire stock, pellets and metal powders.

Our global sourcing initiatives continue to expand and are designed to capitalize on sources in emerging growth markets and other low-cost sources of purchased goods balanced with efficient coordinated global logistics. Raw materials, supplies and product subassemblies are purchased from third-party suppliers, contract manufacturers, and commodity dealers. For most of our products, we have existing alternate sources of supply, or such materials are readily available. In some instances we depend on a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to a limited number of suppliers.

We continually monitor the business conditions of our supply chain to maintain our market position and to avoid potential supply disruptions. There have been no raw materials shortages that have had a material adverse impact on our business as a whole, and we have been able to develop a robust supply chain such that we do not anticipate shortages of such materials in the future.

Although some cost increases may be recovered through increased prices to customers, our operating results are generally exposed to such fluctuations. We attempt to control such costs through fixed-priced contracts with suppliers and various other cost containment strategies, such as our GSCS initiative. We typically acquire materials and components through a combination of blanket and scheduled purchase orders to support our materials requirements for an average of four to eight weeks, with the exception of some specialty materials. From time to time, we experience price volatility or supply constraints for raw materials based on market supply and demand dynamics. In limited circumstances, we may have to obtain scarce components for higher prices on the spot market, which may have a negative impact on gross margin and can periodically create a disruption to production and delivery. We also acquire certain inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. We evaluate hedging opportunities to mitigate or minimize the risk of operating margin erosion resulting from the volatility of commodity prices.

Manufacturing Methods

We utilize two primary methods of fulfilling demand for products: build-to-order and engineer-to-order. Build-to-order consists of assembling a group of products with the same pre-defined specifications, generally for our OEM customers’ inventory. Engineer-to-order consists of assembling a customized system for a customer’s individual order specifications. In both cases, we offer design, integration, test and other production value-added services. We employ build-to-order capabilities to maximize manufacturing and logistics efficiencies by producing high volumes of basic product configurations. Engineering products to order permits the configuration of units to meet the customized requirements of our customers. Our inventory management and distribution practices in both build-to-order and engineer-to-order seek to minimize inventory holding periods.

Backlog

Delivery schedules vary from customer to customer based on their requirements. For example, large complex projects in specialized markets such as oil & gas and mining at Industrial Process require longer lead times and production cycles. Delivery delays could arise from changes in the customer’s requirements or technical difficulties. Total backlog, representing firm orders that have been received, acknowledged and entered into our production systems, was $967.0 and $859.8 at December 31, 2012 and 2011, respectively. The ending 2012 backlog includes $94.4 related to our newly acquired Bornemann business. Total backlog at December 31, 2012 was comprised of 59.9% from Industrial Process, 17.9% from Motion Technologies and 11.7% from ICS and 10.5% from Control Technologies. We expect to satisfy nearly all December 31, 2012 backlog commitments during 2013.

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

While we own and control a significant number of patents, trade secrets, confidential information, trademarks, trade names, copyrights, and other intellectual property rights which, in the aggregate, are of material importance to our business, management believes that our Company, as a whole, as well as each of our core segments, is not materially dependent on any one intellectual property right or related group of such rights. Patents, patent applications, and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise. As the portfolio of our patents, patent applications, and license agreements has evolved over a long period of time, we do not expect the expiration of any specific patent or other intellectual property right to have a material adverse effect on our financial statements.

Research and Development

R&D is a key element of ITT’s engineering culture and is generally focused on the design and development of products and solutions that anticipate customer needs and emerging trends. ITT’s track record for new product development and introduction is strong given our approach to R&D which is designed to work with our customers to tailor a solution to a particular customer need or problem. As a result, our R&D is based on taking technology quickly to the tangible phase, increasing the competitive offering, and increasing the customer service experience through engineered application solutions.

Product development efforts at Industrial Process focus on technologies that reduce customer’s total cost of ownership. We have significantly expanded our API pump coverage to service the oil & gas market. One of our newest products, the Goulds Pumps XHD Extra Heavy Duty Lined Slurry Pump has been honored with a 2012 Breakthrough Product of the Year Award by Processing magazine. The XHD pump has been designed for even the toughest slurry applications, such as primary metals, mineral processing, non-metallic mining, power utilities, and sand and aggregates. The XHD model features more accessible and adjustable components than other slurry pumps. We also launched an updated Multistage Process barrel pump for high pressure and high temperature applications and expanded the range of single and two-stage pumps for oil & gas market applications.

Motion Technologies R&D activities focus on the design and development of products and solutions that either meet specific customers’ needs or anticipate new market trends and environmental regulations. During 2012, Motion Technologies began construction of a new R&D and production center in Wuxi, China that will perform car testing, dyno testing and mass production. The facility became operational in 2012 and is expected to be fully completed by mid-2013. The focus of the R&D center is to enable ITT to provide the appropriate engineering solutions with flexible and time responsive service to our customers directly participating in the development of new local product launches. In addition, this R&D center will function as a Center of Excellence for friction material by offering training programs to local OEMs. Additionally, during 2012, we developed our first high performance copper-free brake pad which was validated by major OEMs.

ICS’s R&D programs are focused on bringing products to market that satisfy the present and future needs of the connectors industry. Our product designs attempt to deliver solutions to size reduction and bandwidth expansion challenges, while providing reliable power and signal connections that meet and exceed the requirements of our customers. The new 38999 Composite products address emerging requirements in aerospace and defense markets where weight and durability are essential.

Control Technologies R&D efforts are aimed at producing innovative technologies that solve our customer’s critical issues. For example, CT Industrial is currently developing a series of energy absorption devices for hydro-electric turbines. The technology, termed VES (Visco-Elastic Support), decouples the turbine from the civil structure, dampening the system to mitigate vibration induced damage. In addition, CT Aerospace is developing a vibration isolator and a high endurance electromechanical actuator for helicopters to reduce rotor noise and improve fuel efficiency.

We anticipate our investments in future R&D activities will moderately increase from current spending levels to ensure a continuing flow of innovative, high quality products and maintain our competitive position in the markets we serve. Such activities are conducted in laboratory and engineering facilities at several of our major manufacturing locations, as well as in our dedicated R&D facilities strategically positioned close to our customers. During 2012, 2011 and 2010, we recognized R&D expenses of $62.7, $63.5, and $59.3, respectively, which are 2.8%, 3.0%, and 3.1% of revenues, respectively.

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

Our businesses experience limited seasonal variations, with demand generally at an annual low during summer months (our third quarter) mainly attributable to manufacturing shutdowns and the planned industrial maintenance activities of our customers. Revenue impacts from the limited seasonal variations are typically mitigated by our backlog of orders that allow us to adjust levels of production across the summer months.

Environmental Matters

We are subject to stringent federal, state, local, and foreign environmental laws and regulations concerning air emissions, water discharges and waste disposal. In the U.S., these include but are not limited to the Federal Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Environmental requirements are significant factors affecting our operations. We have established an internal program to assess compliance with applicable environmental requirements for our facilities. The program, which includes periodic audits of many of our locations, including our major operating facilities, is designed to identify problems in a timely manner, correct deficiencies and prevent future noncompliance.

Management does not believe, based on current circumstances, that we will incur compliance costs pursuant to such regulations that will have a material adverse effect on our financial statements. We closely monitor our environmental responsibilities, together with trends in the environmental laws. In addition, we have purchased insurance protection against certain environmental risks arising from our business activities. Environmental laws and regulations are subject to change, however, the nature and timing of such changes, if any, is difficult to predict.

Accruals for environmental liabilities are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. Our estimated liability is undiscounted and is reduced to reflect the participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective share of the relevant costs. At December 31, 2012, we had accrued $96.1 related to environmental matters. Such estimates are subject to change and may be affected by many factors, such as new information about a site, evolving scientific knowledge about risk associated with any contamination involved, developments affecting remediation technology, and enforcement by regulatory authorities.

Employees

As of December 31, 2012, we had approximately 9,000 employees, of which approximately 3,400 were located in the U.S. Approximately 15% of our U.S. employees are represented by unions. We also have unionized employees in Italy and Brazil. No one unionized facility accounts for more than 20% of ITT total revenues. Although our relations with our employees are strong and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not experience these or other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. On July 28, 2012, our contract with the United Steelworkers at our Seneca Falls, NY location was extended five years, to July 28, 2017.

Available Information, Internet Address and Internet Access to Current and Periodic Reports

ITT’s website address is www.itt.com. ITT makes available free of charge on or through www.itt.com/ir our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC). Information contained on our website is not incorporated by reference unless specifically stated herein. As noted, we file the above reports electronically with the SEC, and they are available on the SEC’s web site (www.sec.gov). In addition, all reports filed by ITT with the SEC may be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Business and Operating Risks

Our exposure to pending and future asbestos claims and related liabilities, assets, and cash flows are subject to significant uncertainties.

ITT, including its subsidiary Goulds Pumps, Inc., has been joined as a defendant in numerous lawsuits and claims in which the plaintiffs claim damages for personal injury arising from exposure to asbestos in connection with certain products sold or distributed that may have contained asbestos. We expect to be named as defendants in similar actions in the future. We record an estimated liability related to pending claims and claims estimated to be filed over the next 10 years based on a number of key assumptions, including the plaintiffs’ propensity to sue, claim acceptance rates, disease type, settlement values and defense costs. These assumptions are derived from ITT’s recent experience and reflect the Company’s expectations about future claim activities. These assumptions about the future may or may not prove accurate, and accordingly, the Company may incur additional liabilities in the future. A change in one or more of the inputs used to estimate our asbestos liability could materially change the estimated liability and associated cash flows for pending claims and those estimated to be filed in the next 10 years. Although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating those costs at this time.

We record an asset that represents our best estimate of probable recoveries from insurers for the estimated asbestos liabilities. There are significant assumptions made in developing estimates of asbestos-related recoveries, such as policy triggers, policy or contract interpretation, the methodology for allocating claims to policies, and the continued solvency of the Company’s insurers. Certain of our primary coverage-in-place agreements are expected to exhaust within the next twelve months, which may result in higher net cash outflows until excess carriers begin accepting claims for reimbursement. Performance by our insurers could differ from the assumptions underlying the recognized asset and could result in lower collections of receivables than are currently expected to reduce the Company’s asbestos costs.

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

Many uncertainties exist surrounding asbestos litigation, and the Company will continue to evaluate its estimated asbestos-related liability and corresponding estimated insurance reimbursement as well as the underlying assumptions and process used to derive these amounts. Changes in estimates related to these uncertainties may result in increases or decreases to the net asbestos liability, particularly if the quality or number of claims or settlement or defense costs change significantly, or if there are significant developments in the trend of case law or court procedures, or if legislation or another alternative solution is implemented; however, the Company is currently unable to estimate such future changes. Although the resolution of asbestos claims takes many years, the effect of changes in our estimates related to our pending or estimated future claims in any given period could be material to our financial statements.

In addition, as part of the Distribution, ITT indemnified Exelis and Xylem with respect to asserted and unasserted asbestos claims that relate to the presence or alleged presence of asbestos in products manufactured, repaired or sold prior to the Distribution Date, subject to limited exceptions.

Our operating results and our ability to maintain liquidity or procure capital may be adversely affected by unfavorable economic and capital market conditions associated with global sales and operations and the uncertain geopolitical environment. Adverse conditions in the markets we serve could adversely affect demand for our products.

We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. Important factors impacting our businesses include the overall strength of the global economy and our customers’ confidence in local and global macroeconomic conditions, industrial spending, interest rates, availability of commercial financing for our customers and unemployment rates.

We serve a diverse mix of customers in global infrastructure industries which can be volatile. The markets in which our business operates include automotive, aerospace, oil & gas, chemical and defense, each of which is impacted by specific industry and general economic cycles. Our revenues, operating results and profitability have varied in the past and may vary from quarter to quarter in the future and can be negatively impacted by volatility in the end markets we serve. We have undertaken measures to reduce the impact of this volatility through diversification of markets we serve and expansion of geographic regions in which we operate. We may be adversely affected by disruptions in financial markets or downturns in macroeconomic conditions in specific countries or regions, or in the various industries in which the Company operates or be subject to adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations in the jurisdictions in which the Company operates.

Our international operations, including sales of U.S. exports, comprise a growing portion of our operations and are a strategic focus for continued future growth. Our strategy calls for increasing sales in overseas markets, including emerging growth markets such as Central and South America, China, India and the Middle East. In 2012, approximately 61.0% of our total sales were to customers operating outside of the United States. Both our sales from international operations and export sales are subject in varying degrees to risks inherent to doing business outside the United States. These risks include the following:

¡	Possibility of unfavorable circumstances arising from host country laws or regulations;

¡	Currency exchange rate fluctuations and restrictions on currency repatriation;

¡	Potential negative consequences from changes to taxation policies;

¡	The disruption of operations from labor and political disturbances;

¡	Our ability to hire and maintain qualified staff in these regions; and

¡	Changes in tariff and trade barriers and import and export licensing requirements.

Instability in the global credit markets, including the recent European economic and financial difficulties related to sovereign debt issues in certain countries and the instability in the geopolitical environment in many parts of the world, may continue to put pressure on global economic conditions. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further we may experience material impacts on our financial statements.

Adverse changes to financial conditions could jeopardize certain counterparty obligations, including those of our insurers and customers. Restrictive credit markets may also result in customers extending terms for payment and may result in our having higher customer receivables with increased risk of default. We closely monitor the credit worthiness of our insurers and customers and evaluate their ability to service their obligations to us. A tightening of credit markets may reduce funds available to our customers to pay for or buy our products and services for an unknown, but perhaps lengthy, period. As it relates to our customers’ ability to pay for products and services, we have not experienced any significant negative consequences as a result of current economic conditions.

Should market conditions deteriorate, this may adversely affect our ability to manage inventory levels and maintain current levels of profitability. If, for any reason, we lose access to our currently available lines of credit, or if we are required to raise additional capital, we may be unable to do so or we may be able to do so only on unfavorable terms.

We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, Chinese Renminbi, South Korean Won, Hong Kong Dollar, Mexican Peso, British Pound, Czech Koruna, Australian Dollar and Canadian Dollar. As we continue to grow our business internationally, our operating results could be affected by the relative strength of the European, Asian and developing economies and the impact of currency exchange rate fluctuations. Any significant change in the value of currencies of the countries in which we do business relative to the value of the U.S. Dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our financial statements. In addition to the general risks that we face outside the U.S., we now conduct more of our operations in emerging growth markets than we have in the past, which could involve additional uncertainties, including risks that governments may impose limitations on our ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments to us, or the amount of any such taxes may increase; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging growth markets pose other uncertainties, including the protection of our intellectual property, pressure on the pricing of our products, and risks of political instability.

A substantial portion of our earnings is generated by our foreign subsidiaries and repatriation of those earnings to the U.S. may be inefficient from a tax perspective. Any payment of distributions, loans or advances to us by our foreign subsidiaries could be subject to restrictions on, or taxation of, dividends on repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. The cost of compliance with increasingly complex and often conflicting regulations worldwide can also impair our flexibility in modifying product, marketing, pricing, or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable profit margins.

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

If we fail to manage the distribution of our products and services effectively, our revenue, gross margin and profitability could suffer.

We use a variety of distribution methods to sell our products and services, including third-party distributors and resellers. Successfully managing the interaction of our distributors and resellers is a complex process as we sell a broad mix of products through a network of over 500 distributors and resellers. Moreover, since each distribution method has distinct risks and profit margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and profit margins. In addition, changes to or from a distribution model could introduce additional complexity to the sales and inventory management processes and could cause disruptions to customer service or create channel conflicts.

Our financial results could be materially adversely affected due to the loss of a distributor, channel conflicts or if the financial conditions of our channel partners were to weaken. Our future operating results may be adversely affected by any conflicts that might arise between our various sales channels, or the loss or deterioration of any distribution or reseller arrangement. In particular, two distributors account for approximately 60% of Motion Technologies revenues and approximately 16% of consolidated ITT revenue. Our contract with this distributor consists of several subcontracts which are scheduled to expire at various times between 2014 and 2018. Moreover, some of our distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness. Considerable trade receivables are outstanding with our distribution partners. Revenue from indirect sales could suffer, and we could experience disruptions in distribution if our distributors’ financial conditions, abilities to borrow funds in the credit markets or operations weaken.

Further, we must manage inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and potential pricing issues. Distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. Our reliance on indirect distribution methods may reduce visibility to demand and potential pricing issues, and therefore make forecasting more difficult. If we have excess or obsolete inventory, we may have to reduce our prices or write down inventory. Moreover, our use of indirect distribution channels may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes by competitors.

Quality problems with our manufacturing processes or finished goods could harm our reputation for producing high-quality products and erode our competitive advantage, sales, and market share.

We manufacture key components that are integral to the operation of systems and manufacturing processes in the energy, transportation and industrial markets. Our products provide enabling functionality for applications where reliability and performance are critically important to our customers and the users of their products. As such, quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Our quality certifications are critical to the marketing success of our goods and services. If we fail to meet these standards, our reputation could be damaged, we could lose customers, and our revenue and results of operations could be materially adversely affected. Aside from specific customer standards, our success in part depends on our ability to manufacture to exact tolerances precision-engineered components, subassemblies, and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high-quality components will be harmed, our competitive advantage could be damaged, and we could lose customers and market share.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of products for the markets we serve. In addition, many of the devices we manufacture and sell are designed to be used in harsh environments for long periods of time where the cost of failure is high. Component failures, manufacturing defects, design flaws, or inadequate disclosure of product-related risks or product-related information could result in an unsafe condition or injury to, or death of, an end user of our products. The occurrence of such a problem could result in product liability claims or a recall of, or safety alert relating to, one or more of our products which could ultimately result, in certain cases, in the removal of such products from the marketplace and claims regarding costs associated therewith. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers for our products.

Our business could be adversely affected by raw material price volatility and the inability of key suppliers to meet quality and delivery requirements.

Our business relies on third-party suppliers for raw materials, components, and contract manufacturing services to produce our products. The supply of raw materials to the Company and to its component parts suppliers and the supply of castings, motors, and other critical components could be interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated significantly in the past and significant increases could adversely affect the Company’s results of operations and profit margins. Due to pricing pressure or other factors, the Company may not be able to pass along increased raw material and components parts prices to its customers in the form of price increases or its ability to do so could be delayed. Consequently, our results of operations and financial condition may be adversely affected.

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

Our portfolio reviews also include the potential for cost-saving initiatives through restructuring, realignment and other initiatives. We strive for and expect to achieve cost savings in connection with certain initiatives, including: (i) manufacturing process and supply chain rationalization; (ii) streamlining redundant administrative overhead and support activities; and (iii) restructuring and repositioning organizations. Cost savings expectations are inherently estimates that are difficult to predict and are necessarily speculative in nature, and we cannot provide assurance that we will achieve expected, or any, actual cost savings. Our restructuring activities may place substantial demands on our management, which could lead to the diversion of management’s attention from other business priorities and result in a reduced customer focus.

Changes in our effective tax rates as a result of changes in the realizability of our deferred tax assets, the geographic mix of earnings, tax examinations or disputes, tax authority rulings, or changes in the tax laws applicable to us may adversely affect our financial results.

The Company is subject to income taxes in the U.S. and in various foreign jurisdictions. We exercise significant judgment in calculating our provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability.

Any significant increase in our future effective tax rates could reduce net income for future periods. Given the global nature of our business, a number of factors may increase our future effective tax rates, including:

¡	Decisions to repatriate non-U.S. earnings for which we have not previously provided for U.S. income taxes;

¡	Changes in the geographic mix of our profits among jurisdictions with differing statutory income tax rates;

¡	Sustainability of historical income tax rates in the jurisdictions in which we conduct business;

¡	Changes in tax laws applicable to us;

¡	The resolution of issues arising from tax audits with various tax authorities; and

¡	Changes in the valuation of our deferred tax assets, deferred tax liabilities and deferred tax asset valuation allowances.

The amount of income taxes and other taxes we have paid are subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from amounts paid or reserved, future financial results may include unfavorable tax adjustments. We are currently under examination by the U.S. Internal Revenue Service and other tax authorities, and we may be subject to additional examinations in the future. The tax authorities may disagree with our tax treatment of certain material items and thereby increase our tax liability. Failure to sustain our position in these matters could result in a material adverse effect on our financial statements.

The level of returns on postretirement benefit plan assets, changes in interest rates and other factors could affect our earnings and cash flows in future periods.

A portion of our current and retired employee population is covered by pension and other employee-related defined benefit plans (collectively, postretirement benefit plans). We may experience significant fluctuations in costs related to postretirement benefit plans as a result of macroeconomic factors, such as interest rates, that are beyond our control. The cost of our postretirement plans is incurred over long periods of time and involves various factors and uncertainties during those periods, which can be volatile and unpredictable, including the rates of return on postretirement benefit plan assets and discount rates used to calculate liabilities and expenses. Management develops each assumption using relevant Company experience in conjunction with market-related data. Our liquidity, cash flows and financial statements could be materially affected by significant changes in key economic indicators, volatility in the financial markets, future legislation and other governmental regulatory actions.

We make contributions to fund our postretirement benefit plans when considered necessary or advantageous to do so. The macro-economic factors discussed above, including the return on postretirement benefit plan assets and the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future funding requirements. A significant decline in the fair value of our plan assets, or other adverse changes to our overall pension and other employee-related benefit plans could require increased funding contributions and could adversely affect our financial statements. Future minimum funding requirements will depend primarily on the return on plan assets and discount rate. Depending on these factors, and the resulting funded status of our U.S. pension plans, the level of future minimum contributions could be material.

Failure to retain our existing senior management, engineering and other key personnel or the inability to attract and retain new qualified personnel could negatively impact our ability to operate or grow our business.

Our success will continue to depend to a significant extent on our ability to retain or attract a significant number of employees in senior management, engineering and other key personnel. The ability to attract or retain employees will depend on our ability to offer competitive compensation, training and cultural benefits. We will need to continue to develop a roster of qualified talent to support business growth and replace departing employees. A failure to retain or attract highly skilled personnel could adversely affect our operating results or ability to operate or grow our business.

We rely on our information systems in our operations. Security breaches could adversely affect our business and results of operations. Our information system structure could make it more difficult to cost-effectively implement changes.

The efficient operation of our business is dependent on computer hardware and software systems. Even the most well-protected information systems are vulnerable to internal and external security breaches including those by computer hackers and cyber terrorists. The unavailability of our information systems, the failure of these systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and could result in decreased performance and increased overhead costs, causing an adverse effect on our business, reputation and financial statements.

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

At December 31, 2012, our long-lived assets, representing fixed assets, goodwill and other intangible assets, were approximately $1,147.8, net of accumulated amortization, which represented approximately 33.9% of our total assets. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also review the carrying value of finite-lived tangible and intangible assets for impairment when impairment indicators arise. We estimate the fair value of reporting units used in the goodwill impairment test and indefinite-lived intangible assets using an income approach, and as a result the fair value measurements depend on revenue growth rates, future operating margin assumptions, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions, and the identification of appropriate market comparable data. Because of the significance of our long-lived assets, including goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our results of operations and financial position.

Other Risks, Including Litigation and Regulatory Risk

We are subject to laws, regulations and potential liability relating to claims, complaints and proceedings, including those related to product and other matters.

We are subject to various laws, ordinances, regulations and other requirements of government authorities in the U.S. and in foreign countries. Any violations or failure to comply with securities laws, trade or tax rules or similar regulations could create a substantial liability for us, and also could cause harm to our reputation. Changes in laws, ordinances, regulations or other government policies, the nature, timing, and effect of which are uncertain, may significantly increase our expenses and liabilities.

From time to time we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to product liability, personal injury claims, employment and employee benefit matters and commercial or contractual disputes, sometimes related to acquisitions or divestitures. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate or can estimate.

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

Accruals for environmental liabilities are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. Our estimated liability is undiscounted and is reduced to reflect the participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective share of the relevant costs. Such estimates are subject to change and may be affected by many factors, such as new information about a site, evolving scientific knowledge about risk associated with any contamination involved, developments affecting remediation technology, and enforcement by regulatory authorities.

We record an asset that represents our best estimate of probable recoveries from insurers for the estimated environmental liabilities. There are significant assumptions made in developing estimates of environmental-related recoveries, such as policy triggers, policy or contract interpretation, and the continued solvency of the Company’s insurers. Performance by our insurers could differ from the assumptions underlying the recognized asset and could result in lower collections of receivables than are currently expected.

Developments such as the adoption of new environmental laws and regulations, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments, or financial insolvency of other potentially responsible parties could have a material adverse effect on our financial statements.

Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, as well as export controls and trade sanctions, could result in fines or criminal penalties.

We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws. We are subject, however, to the risk that we, our affiliated entities or our or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including but not limited to, the U.S. Foreign Corrupt Practices Act of 1977 and the U.K. Bribery Act of 2010, as well as trade sanctions administered by the Office of Foreign Assets Control, or OFAC, and the U.S. Department of Commerce. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, curtailment of operations in certain jurisdictions, and might adversely affect our business, results of operations or financial position. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

The Distribution may expose us to potential liabilities.

In connection with the Distribution we may be exposed to potential liabilities. As part of the Distribution Agreement, ITT, Exelis, and Xylem indemnified each other with respect to such parties’ assumed or retained liabilities pursuant to the Distribution Agreement and breaches of the Distribution Agreement or related spin agreements. There can be no assurance that the indemnity from Exelis and Xylem will be sufficient to protect us against the full amount of these and other liabilities, or that each of Exelis and Xylem will be able to fully satisfy its indemnification obligations. Third-parties could also seek to hold us responsible for any of the liabilities that each of Exelis and Xylem has agreed to assume. Even if we ultimately succeed in recovering from Exelis and Xylem any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. In addition, performance on indemnities that we provided Exelis and Xylem may be significant. Each of these risks could negatively affect our business, results of operations and financial position.

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

Even if the Distribution otherwise qualifies as a tax-free transaction for U.S. Federal income tax purposes, the Distribution will be taxable to ITT (but not to ITT shareholders) pursuant to Section 355(e) of the Internal Revenue Code if there are one or more acquisitions (including issuances) of the stock of ITT, Exelis or Xylem, representing 50% or more, measured by vote or value, of the then-outstanding stock of any such corporation, and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the Distribution. Any acquisition of ITT, Exelis or Xylem common stock within two years before or after the Distribution (with exceptions, including public trading by less-than-5% shareholders and certain compensatory stock issuances) generally will be presumed to be part of such a plan unless that presumption is rebutted. The tax liability resulting from the application of Section 355(e) would be substantial. In addition, under U.S. Treasury regulations, each member of the ITT consolidated group at the time of the Distribution would be severally liable for the resulting U.S. Federal income tax liability.

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

Certain provisions of our articles of incorporation and by-laws may delay or prevent a merger or acquisition that a shareholder may consider favorable. For example, the articles of incorporation authorize our Board of Directors to issue one or more series of preferred stock. In addition, the articles of incorporation and by-laws, among other things, do not permit action by written consent of the shareholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. Indiana law also imposes some restrictions on mergers and other business combinations between any holder of 10% or more of our outstanding common stock and us as well as certain restrictions on the voting rights of “control shares” of an “issuing public corporation.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate in 31 countries through 146 locations, of which 119 locations are leased. Our properties total 6.9 million square feet, of which 3.1 million square feet are leased. We consider the offices, plants, warehouses, and other properties that we own or lease to be in good condition and generally suitable for their intended purpose. We believe these properties are adequate for the Company’s needs and will generally allow for expansion of capacity if needed. The following table details our quantitatively or qualitatively significant locations by segment.

LOCATION	SQ FT (IN ‘000S)	OWNED / LEASED
Industrial Process
Seneca Falls, New York	828	Owned
Obernkirchen, Germany	176	Owned
Cheongwon, South Korea	124	Leased
Amory, Mississippi	110	Leased
Lancaster, Pennsylvania	89	Owned
City of Industry, California	74	Owned
Southaven, Mississippi	69	Leased
Salto, Brazil	68	Owned
Baroda, India	60	Leased
Tizayuca, Mexico	46	Owned
Axminster, United Kingdom	45	Leased
Cheongwon, South Korea	39	Owned
Shanghai, China	35	Leased
Wangara, Australia	28	Leased
Dammam, Saudi Arabia	27	Leased
Motion Technologies
Oud Beijerland, Netherlands	379	Owned
Barge, Italy	279	Owned
Ostrava, Czech Republic	261	Leased
Wuxi, China	206	Leased
Vauda Canavese, Italy	97	Owned
Termoli, Italy	94	Owned
Hebron, Kentucky	42	Leased
Kelsterbach, Germany	28	Leased
Interconnect Solutions
Santa Ana, California	364	Owned
Nogales, Mexico	358	Owned
Shenzhen, China	294	Leased
Weinstadt, Germany	231	Owned
Basingstoke, England	179	Leased
Lainate, Italy	52	Leased
Santa Rosa, CA	35	Leased
Control Technologies
Valencia, California	200	Leased
Orchard Park, New York	92	Owned
Wuxi, China	39	Leased
Westminster, South Carolina	66	Owned
Billerica, Massachusetts	24	Owned
Corporate Headquarters
White Plains, New York	54	Leased

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to personal injury claims, environmental exposures, intellectual property matters, commercial or contractual disputes, sometimes related to acquisitions or divestitures, and employment and employee benefit matters. We will continue to defend vigorously against all claims. See information provided below and Note 19, Commitments and Contingencies, to the Consolidated Financial Statements for further information.

Asbestos Proceedings

ITT, including its subsidiary Goulds Pumps, Inc., has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain of our products sold prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. Frequently, the plaintiffs are unable to identify any ITT or Goulds Pump product as a source of asbestos exposure. In addition, a large percentage of claims pending against the Company have been placed on inactive dockets because the plaintiff cannot demonstrate a significant compensable loss. Our experience to date is that a majority of resolved claims have been dismissed without payment by the Company.

We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to a number of factors. As of December 31, 2012, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,347.4, including expected legal fees, and an associated asset of $607.9 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $739.5.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is provided regarding the executive officers of ITT. Each of the executive officers was elected to his or her position by the Company’s Board of Directors.

NAME	AGE AT 2/1/13	CURRENT TITLE	OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS
Denise L. Ramos	56	Chief Executive Officer and President (2011)	Senior Vice President and Chief Financial Officer, (2007)

Aris C. Chicles	51	Executive Vice President (2011)	Senior Vice President, Director of Strategy and Corporate Development (2008);

Burt M. Fealing	43	Senior Vice President, General Counsel and Secretary (2011)	Vice President and Corporate Secretary (2010); Vice President, Corporate Secretary and Chief Securities Counsel, SUPERVALU INC. (2007)

Janice M. Klettner	52	Vice President, Chief Accounting Officer and Assistant Secretary (2008)

Munish Nanda	48	Senior Vice President and President, Control Technologies (2011)	President, Control Technologies (2011); Vice President and Director, Integrated Supply Chain (2008)

Robert J. Pagano, Jr.	50	Senior Vice President and President, Industrial Process (2011)	President, Industrial Process (2009); Vice President Finance (2006)

Luca Savi	46	Senior Vice President and President, Motion Technologies (2011)	Chief Operating Officer, World, Comau Inc. (2009); President and Chief Executive Officer, Comau USA (2007)

Thomas M. Scalera	41	Senior Vice President and Chief Financial Officer (2011)	Vice President of Corporate Finance (2010); Director, Investor Relations (2008)

Neil W. Yeargin	47	Senior Vice President and President, Interconnect Solutions (2013)	Senior Vice President, Global Commercial / Invensys Controls (2011); Vice President & General Manager, Americas Commercial & Aftermarket / Invensys Controls (2008)

Note: Date in parentheses indicates the year in which the position was assumed.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK – MARKET PRICES AND DIVIDENDS

The table below reflects the range of market prices of our common stock as reported in the consolidated transaction reporting system of the New York Stock Exchange (NYSE), the principal market in which this security is traded (under the trading symbol “ITT”). On October 31, 2011, ITT completed the Distribution and executed a one-for-two reverse stock split (1:2 Reverse Stock Split) of ITT common stock after the market close. Market prices in the table below have been adjusted for the reverse stock split; however, the historical prices prior to the Distribution have not been adjusted for the impact of the Distribution.

	2012		2011
	High	Low	High	Low
Three Months Ended:
March 31	$25.59	$19.52	$128.00	$103.60
June 30	23.33	16.88	122.08	108.80
September 30	21.85	17.22	120.26	80.50
December 31	23.46	19.79	94.98	16.67	(1)

(1)	On October 31, 2011, we completed the Distribution of Exelis and Xylem. On October 31, 2011, the closing price of our common stock on the NYSE was $91.20. On November 1, 2011, the first day of “regular-way” trading following the Distribution, the opening price of our common stock on the NYSE was $17.02 and the opening prices for Exelis common stock and Xylem common stock were $10.33 and $25.60, respectively. The opening prices for Exelis and Xylem do not reflect an adjustment for the ITT common stock one-for-two reverse stock split.

After giving effect to the 1:2 Reverse Stock Split, we declared dividends of $0.50 per share of common stock in each of the first three quarters of 2011. We declared a dividend of $0.091 per share of common stock in the fourth quarter of 2011 and each quarter of 2012. In the first quarter of 2013, we declared a dividend of $0.10 per share for shareholders of record on March 15, 2013. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.

There were approximately 11,700 holders of record of our common stock on February 11, 2013.

EQUITY COMPENSATION PLAN INFORMATION

The information called for by Item 5(a) is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 of this Annual Report on Form 10-K set forth under the caption “Equity Compensation Plan Information.”

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes our purchases of our common stock for the quarter ended December 31, 2012.

Period (In Millions)	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
10/1/12 – 10/31/12	–	–	–	$495.7
11/1/12 – 11/30/12	1.8	$21.80	1.8	$455.8
12/1/12 – 12/31/12	–	–	–	$455.8

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.
(2)	On October 27, 2006, a three-year $1 billion share repurchase program (2006 Share Repurchase Program) was approved by our Board of Directors. On December 16, 2008, the provisions of the 2006 Share Repurchase Program were modified by our Board of Directors to replace the original three-year term with an indefinite term. As of December 31, 2012, we had repurchased 12.2 shares for $544.2, including commissions, under the 2006 Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

PERFORMANCE GRAPH

CUMULATIVE TOTAL RETURN

Based upon an initial investment on December 31, 2007 of $100 with dividends reinvested

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
ITT Corporation(a)	$100.00	$70.55	$77.81	$83.23	$94.89	$117.16
S&P 500	$100.00	$63.00	$79.67	$91.67	$93.60	$108.58
S&P 500 Industrials	$100.00	$60.08	$72.65	$92.08	$91.54	$105.65
S&P 400 MidCap	$100.00	$63.77	$87.61	$110.95	$109.03	$128.52
S&P 400 MidCap Industrial Machinery	$100.00	$63.38	$83.42	$109.30	$108.03	$131.83

(a)	On November 1, 2011, following the Distribution, ITT was removed from the S&P 500 Index and S&P 500 Industrial Index and was added to the S&P 400 MidCap Index and S&P 400 MidCap Industrial Machinery Index.

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

The following table presents selected historical financial data derived from the Consolidated Financial Statements for each of the five years presented. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto.

(In Millions, except per share amounts)	2012	2011	2010	2009	2008
Results of Operations
Revenue	$2,227.8	$2,085.6	$1,890.7	$1,757.3	$2,109.2
Gross profit	680.2	645.0	603.9	560.0	696.2
Gross margin	30.5%	30.9%	31.9%	31.9%	33.0%
Asbestos costs(a)	50.9	100.4	384.8	237.5	14.3
Transformation costs(b)	13.0	396.1	–	–	–
Other operating costs	464.8	393.4	399.7	439.9	473.3
Operating (loss) income	151.5	(244.9)	(180.6)	(117.4)	208.6
Operating margin	6.8%	(11.7)%	(9.6)%	(6.7)%	9.9%
Income tax expense (benefit) (c)	39.6	260.6	(142.2)	(95.9)	37.7
(Loss) income from continuing operations	109.5	(576.5)	(130.4)	(109.1)	30.3
Earnings from discontinued operations, net of tax(d)	15.9	447.0	934.7	737.9	707.6
Net (loss) income	$125.4	$(129.5)	$804.3	$628.8	$737.9
Income (loss) from continuing operations per basic share	$1.18	$(6.22)	$(1.42)	$(1.20)	$0.33
Income from discontinued operations per basic share	$0.17	$4.82	$10.17	$8.09	$7.78
Net income (loss) per basic share	$1.35	$(1.40)	$8.75	$6.89	$8.11
Income (loss) from continuing operations per diluted share	$1.16	$(6.22)	$(1.42)	$(1.20)	$0.33
Income from discontinued operations per diluted share	$0.17	$4.82	$10.17	$8.09	$7.69
Net income (loss) per diluted share	$1.33	$(1.40)	$8.75	$6.89	$8.02
Dividends declared	$0.364	$1.591	$2.00	$1.70	$1.40
Financial Position
Cash and cash equivalents(e)	$544.5	$689.8	$206.0	$186.6	$201.8
Total assets(f)	3,386.1	3,671.5	12,616.4	11,195.5	10,613.6
Total short and long-term debt and capital leases (g)	26.9	6.5	1,359.6	1,493.8	2,140.8

(a)	Prior to 2009, we recorded an asbestos liability and related assets associated with pending claims only. In 2009, we also began recognizing asbestos liabilities for claims estimated to the filed over the next 10 years, net of estimated recoveries. It is probable that we will incur additional liabilities for asbestos claims filed beyond the next 10 years and such liabilities may be material. See Note 19, “Commitments and Contingencies,” to the Consolidated Financial Statements for further information.

(b)	In 2011, $396.1 of transformation costs were incurred to complete the Distribution of Exelis and Xylem (transformation costs), including debt extinguishment costs of $296.8. See Note 5, “Company Transformation,” to the Consolidated Financial Statements for further information.

(c)	The 2011 tax expense of $260.6 includes a $340.7 valuation allowance for U.S. federal and state deferred tax assets as it became more likely than not that these deferred tax assets would not be realized, a $69.3 tax expense for undistributed foreign earnings that were no longer considered indefinitely reinvested, and a $30.9 tax benefit from an increase in state deferred tax assets which were re-measured based on enacted tax rates using different state apportionment factors as a result of the Distribution.

(d)	Discontinued operations include the results of the Shape Cutting Businesses (disposed of in 2012), Exelis (disposed of in 2011), and Xylem (disposed of in 2011).

(e)	The decline in cash and cash equivalents from 2011 to 2012 was primarily due to the acquisition of Bornemann for $193.2 net of cash acquired. The increase in cash and cash equivalents from 2010 to 2011 was primarily due to receipt of a net cash transfer (the Contribution) of $683.0 and $988.0 from Exelis and Xylem, respectively, in connection with the Distribution, offset in part by the extinguishment of $1,251.0 of long-term debt in October 2011. For all periods, cash and cash equivalents excludes cash and cash equivalents held by discontinued operations at the balance sheet date. See Management’s Discussion & Analysis, Liquidity section for further information.

(f)	The decline in total assets from 2011 to 2012 is primarily due to a reduction in asbestos-related assets and liabilities resulting from a Settlement Agreement executed during the third quarter of 2012. See Note 19, Commitments and Contingencies, to the Consolidated Financial Statements for further information. The decline in total assets from 2010 to 2011 is primarily attributable to the Distribution of Exelis and Xylem on October 31, 2011, which had total combined assets of $9,322.6 as of December 31, 2010. The assets of Exelis and Xylem, although presented as discontinued operations, are included in total assets for 2007 through 2010.

(g)	The decline in total debt from 2010 to 2011 is primarily due to the extinguishment of $1,251.0 of long-term debt in October 2011. The year-over-year declines in total debt in 2008 and 2009 were due to repayments of outstanding commercial paper balances.

ITEM 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In millions, except per share amounts, unless otherwise stated)

OVERVIEW

During 2012, we substantially completed our transformation efforts following the Distribution and made significant progress toward repositioning the post-transformation organization. The Company is a diversified manufacturer of highly engineered critical components and customized technology solutions for growing industrial markets. Building on its heritage of innovation, ITT partners with its customers to deliver enduring solutions to the key industries that underpin our modern way of life. We manufacture key components that are integral to the operation of systems and manufacturing processes in the energy, transportation and industrial markets. Our products provide enabling functionality for applications where reliability and performance are critically important to our customers and the users of their products.

Our businesses share a common, repeatable operating model. Each business applies technology and engineering expertise to solve our customer’s most pressing challenges. Our applied engineering aptitude provides a superior business fit with our customers given the critical nature of their applications. This in turn provides us with a unique insight to our customer’s requirements and enables us to develop solutions to assist our customers achieve their business goals. Our technology and customer intimacy in tandem produce opportunities to capture recurring revenue streams, aftermarket opportunities, and long lived original equipment manufacturer (OEM) platforms.

Our product and service offerings are organized into four segments: Industrial Process, Motion Technologies, Interconnect Solutions (ICS), and Control Technologies. Our segments generally operate within niche positions in large, attractive markets where specialized engineered solutions are required to support large industrial and transportation customer needs.

¡

Industrial Process manufactures engineered fluid process equipment serving a diversified mix of customers in global infrastructure industries such as oil & gas, mining, power generation, chemical and other process markets and is an aftermarket service provider.

¡	Motion Technologies manufactures brake pads, shock absorbers and damping technologies for the global automotive, truck, trailer and public bus and rail transportation markets.

¡

Interconnect Solutions manufactures a wide range of highly specialized connector products that make it possible to transfer signal and power in various electronic devices that are utilized in aerospace, industrial, defense and oil & gas markets.

¡

Control Technologies manufactures specialized equipment, including actuation, valves, switches, vibration isolation, custom-energy absorption, and regulators for the aerospace, defense and industrial markets.

EXECUTIVE SUMMARY

As this was the first full year of the “new” ITT, significant time and attention was devoted to focusing our strategy to enable a successful future. As we focused on our product portfolio and potential acquisition pipeline, we completed the acquisition of Bornemann to expand our technological capabilities and footprint in the oil & gas market and sold our Shape Cutting Businesses. We invested in technology and innovation, recently opening a new Motion Technologies R&D Center of Excellence and production center in Wuxi, China. We have added capacity through an expansion at our Industrial Process facility in Brazil and have begun constructing a new engineered pump facility in South Korea and are expanding our engineered pump facility in Seneca Falls, New York. In addition, we strengthened our balance sheet by executing agreements that reduced the risk associated with our net asbestos liabilities. We returned $147.6 to shareholders in 2012 through a combination of share repurchases and dividends. We invested $14.0 in proactive restructuring initiatives and contributed $58.3 to our U.S. pension plans.

We have worked to further our Premier Customer Experience in a variety of ways, including the implementation of advanced order configuration capabilities across three of our four segments that shorten lead times and enable us to be responsive to customer needs and improve on-time delivery to the customer. During 2012, Goulds Pumps was acknowledged as the #1 Readers Choice in Chemical Centrifugal Pumps by Chemical Processing magazine, a testament to our customer focus.

From a results standpoint, 2012 was a mixed year as we experienced positive results from our two biggest segments, Industrial Process and Motion Technologies (on an organic basis), but confronted challenging conditions and declining market share in the connectors market leading to consolidated revenue and gross profit growth of 6.8% and 5.5%, respectively. Revenue growth stemmed from our expanding presence in emerging growth markets which grew 8.5%, strong U.S. growth and an increasing capture of aftermarket opportunities. Operating income was $151.5 for 2012, with a corresponding margin of 6.8%, reflecting the impact of a $30.9 decline in ICS operating income and stable results at our other segments. Year-over-year operating income increased $396.4, from the 2011 operating loss of $244.9, primarily due to lower transformation costs of $383.1 and lower asbestos-related costs of $49.5. Net income from continuing operations was $109.5 during 2012, resulting in earnings of $1.16 per diluted share, compared to a prior year net loss of $576.5 ($6.22 loss per diluted share).

Also during 2012, improved segment operating performance and reductions in asbestos, transformation and tax costs combined to provide a return to profitability. In addition, we won numerous positions on key strategic contracts and orders, including:

•	A $20.0 multi-year aerospace isolation platform win,

•	An $11.0 Chemical API agreement in Saudi Arabia

•	Our largest valve order to date, a $9.8 chemical valve contract with a customer in India,

•	A $6.0 multi-year mining service contract in Chile,

•	Approximately $10.0 in orders from our process barrel pump introduced during 2012.

•	Key global contracts with major North American, German, Swedish and Japanese auto manufacturers,

•	Two ten-year commercial-aviation agreements totaling $7.5, and

•	High-speed rail connectors win of $2.0.

Adjusted income from continuing operations was $158.0 for 2012, reflecting an increase of $40.1, or 34.0%, over the prior year. Our adjusted income from continuing operations translated into $1.68 per diluted share, a $0.48 or 40.0% increase over the prior year. See the “Key Performance Indicators and Non-GAAP Measures,” for reconciliation of non-GAAP measures.

Our strategic focus in 2013 is geared towards margin improvement through various operational initiatives, while leveraging our strengths to further expand our global customer base. We expect to continue to invest in technology and R&D to drive organic growth and continue to advance our acquisition pipeline. We plan to implement a series of strategic objectives to grow the top-line of ICS, while improving the overall cost structure of the segment. We intend to continue on our strategic growth path by following our six key growth elements.

One of our key operational initiatives is a VBLSS initiative to achieve Lean transformations at each of our significant revenue-producing facilities in the next three to five years, with the goal of improving the overall depth and breadth across all elements of process efficiency. VBLSS encompasses Lean Enterprise as well as continuous process improvement in other critical areas such as customer service and order entry and fulfillment. Our intent is to drive ever increasing levels of quality, speed, and efficiency throughout the organization to help drive margin improvement.

Our Industrial Process segment is pursuing opportunities in the growing North American oil & gas markets and is looking for opportunities to expand their aftermarket business, while integrating Bornemann to fully leverage their technology and our distribution network. Our Motion Technologies segment continues to expand our share of the automotive market with our advanced braking technologies by further penetrating the Asia Pacific and North American regions. Control Technologies is focused on expanding their customer base, especially internationally, and to increase our direct customer contact to complement our extensive distributor network.

DISCUSSION OF FINANCIAL RESULTS

2012 VERSUS 2011

	2012	2011	Change
Revenue	$2,227.8	$2,085.6	6.8%
Gross profit	680.2	645.0	5.5%
Gross margin	30.5%	30.9%	(40)bp
Operating expenses	528.7	889.9	(40.6)%
Operating expense to revenue ratio	23.7%	42.7%	(1,900)bp
Operating income (loss)	151.5	(244.9)	161.9%
Operating margin	6.8%	(11.7)%	1,850bp
Interest and non-operating expenses, net	2.4	71.0	(96.6)%
Income tax expense	39.6	260.6	(84.8)%
Effective tax rate	26.6%	(82.5)%	10,910bp
Income (loss) from continuing operations	109.5	(576.5)	119.0%
Earnings from discontinued operations, net of tax	15.9	447.0	(96.4)%
Net income (loss)	$125.4	$(129.5)	196.8%

REVENUE

Revenue for the year ended December 31, 2012 increased $142.2 or 6.8%, reflecting growth in the global industrial pump market and share gains in the global automotive market, partially offset by revenue declines at ICS and Control Technologies. This increase was partially offset by unfavorable foreign currency fluctuations of $58.9, which primarily related to a weakening of the Euro relative to the U.S. Dollar that affected Motion Technologies.

The following table illustrates the year-over-year revenue results from each of our segments for the years ended December 31, 2012 and 2011. See below for further discussion of year-over-year revenue activity at the segment level.

	2012	2011	Change	Organic Growth
Industrial Process	$955.8	$766.7	24.7%	20.2%
Motion Technologies	626.2	634.4	(1.3)%	6.0%
Interconnect Solutions	375.7	417.8	(10.1)%	(7.9)%
Control Technologies	277.1	285.5	(2.9)%	(2.9)%
Eliminations	(7.0)	(18.8)	(62.8)%	–
Total	$2,227.8	$2,085.6	6.8%	7.9%

The following table illustrates revenue generated with a specific country or region for the years ended December 31, 2012 and 2011, and the corresponding percentage change and on a constant currency basis.

	2012	2011	Change	Organic Growth
United States	$869.3	$779.6	11.5%	11.8%
Germany	200.5	229.8	(12.8)%	(5.3)%
France	118.2	126.9	(6.9)%	0.4%
Other developed markets	401.1	360.9	11.1%	6.8%
Total developed markets	1,589.1	1,497.2	6.1%	7.1%
South and Central America(a)	198.4	178.1	11.4%	14.6%
Eastern Europe and Russia	103.1	105.5	(2.3)%	4.4%
Middle East and Africa	114.3	98.2	16.4%	16.5%
China and Hong Kong	113.6	115.0	(1.2)%	(2.2)%
Other emerging growth markets	109.3	91.6	19.3%	18.3%
Total emerging growth markets	638.7	588.4	8.5%	10.3%
Total Revenue	$2,227.8	$2,085.6	6.8%	7.9%
(a)	Includes Mexico

Industrial Process

The Industrial Process segment reported record sales during 2012 with revenue reaching $955.8, an increase of $189.1 or 24.7% from 2011. This growth was partially derived from our fourth quarter 2011 acquisition of Blakers and our fourth quarter 2012 acquisition of Bornemann, which combined to provide $39.4 of additional revenue during 2012. Organic revenue growth of $155.1 or 20.2% was fueled by fulfilling a record backlog to begin 2012 in the engineered project business and reflected volume growth across most geographic regions and end-markets. Geographically, North America was our strongest region, providing revenue growth of 25.8% with significant strength coming from North American oil & gas and chemical production, as well as improved plant utilization and new product development, primarily our expanded range of single and two-stage pumps. In addition, our past investments in the oil & gas and mining markets continued to drive positive results during 2012, which supported revenue growth of approximately 28.0% during 2012 and helped to drive our second consecutive year of record shipments. Pricing pressure stemming from the increasingly competitive project business environment resulted in a 0.7% year-over-year decline in revenue, which partially offset the growth from additional sales volume.

Orders increased by 4.2% to $954.9 for 2012, or 1.0% on an organic basis, reflecting strong activity in the first half of the year, which gradually slowed during the second half of the year. The second half slowdown in orders was primarily the result of economic uncertainty, primarily in the U.S., during the latter half of 2012, which led to a declining trend in baseline equipment order activity and slowdowns and delays of project business. These factors impacted our fourth quarter 2012 orders and resulted in a 4.4% decline in organic orders as compared to the fourth quarter of 2011. Industrial Process ended the year with a book-to-bill ratio of 1.0 compared to the prior year measure of 1.2. We forecast that 2013 revenue and orders will be driven by continued strength from North American oil & gas production rates; however, growth may be weighted more towards the second half of the year.

Backlog as of December 31, 2012 was $578.9, representing an 18.3% increase from a record prior year, driven by $94.4 of backlog due to the Bornemann acquisition.

Motion Technologies

The Motion Technologies segment had another strong year of sales growth during 2012. Although revenue declined $8.2 or 1.3% from 2011, this decline was attributable to unfavorable foreign currency impacts of $46.5 or 7.3% primarily related to a weakening of the Euro relative to the U.S. Dollar. On an organic basis, 2012 revenue increased 6.0% despite the extremely difficult European automotive industry conditions due to the Eurozone financial crisis. According to the European Automobile Manufacturers’ Association (ACEA), car sales in Europe were 12.1 units in 2012, the lowest level since 1995, a year-over-year decline of 8.2%, as banks were reluctant to finance new car purchases for customers. The 2012 growth was primarily the result of a growing market share from our expanding presence in emerging growth markets and platform wins in the U.S.; however, we also maintained positive growth within Europe of 0.7%, excluding the impact of foreign currency translation, due to our increasing number of positions on new and existing auto platforms and the consumer demand for these platform models.

A strategic area of focus for Motion Technologies is growth within emerging growth market economies, primarily within the Asia Pacific region with an emphasis on China. Our brake pads are installed on many different Shanghai General Motors and Daimler automobile models and KONI rail dampers are utilized on high speed passenger trains. During 2012, aggregate sales to emerging growth markets on a constant currency basis grew by 36.5%, over the prior year, with 78.3% growth from China. To facilitate further growth within the Asia Pacific region, we completed construction of a R&D Center of Excellence and production center in Wuxi, China at the end of 2012 and production is expected to begin in early 2013.

In 2012, we have continued to grow in North America mainly through share gains at Ford that reflect our robust and innovative technical solutions. In 2013 we intend to continue on that path and are preparing to penetrate other North American automakers.

Orders decreased during 2012 by 2.5% year-over-year to $626.3, including an unfavorable impact from foreign currency of 7.1% or $45.3. On an organic basis, orders increased by 4.6%, reflecting growth of 7.1% during the first half of 2012 which leveled out during the second half of 2012 to 1.8%. We believe that the recent declining order trend may continue into the early portions of 2013, as such we estimate a low-single digit decline in orders during the first quarter. Given the significant European automotive industry struggles, it is unclear how our orders and revenue will be impacted in 2013 will be impacted.

Interconnect Solutions

The Interconnect Solutions segment had a challenging year during 2012 as revenue declined by $42.1 or 10.1% from the prior year. This decline was primarily due to a loss of market share in the communications, aerospace and transportation markets and major inventory re-balancing by our primary U.S. distributor due to the significant decline in connector industry demand entering 2012. In addition, our 2012 revenues were negatively impacted by an overall weakness within the harsh environment connector industry. Within the communications market, 2012 revenue declined 22.3% due to a loss of market share by one of our key Smartphone customers. In the aerospace market, 2012 revenue declined 14.1% primarily due to weaker demand from commercial aerospace subcontractors. Within the transportation market revenue declined 22.9%, primarily due to weak economic conditions, resulting in many rail project delays in Europe and China. However, positive results were experienced in the oil & gas market with project wins in the Middle East and North America resulting in revenue growth of 12.0% over the prior year. We also saw revenue growth in Japan and Korea of 13.0% in the aggregate due, in part, to benefits from Japan’s recovery from the 2011 tsunami and floods and increased sales of medical-related connector applications.

We have implemented various recovery initiatives to improve our operating results in 2013. Our revenue initiatives are centered on enhancing our focus on the needs of customers and by providing superior service, solutions and lead times. We will be pursuing additional content placement for our new products and will focus heavily in the aerospace, rail and oil & gas markets. As a result of the revenue initiatives being implemented in 2013, we are forecasting revenue growth will be weighted more in the second half of the year.

Control Technologies

The Control Technologies segment revenue for the year declined $8.4 or 2.9%, the prior year results included $16.1 of revenue related to a seat program on a Chinese rail infrastructure project that was completed at the end of 2011. Revenue from the remaining Control Technologies businesses grew 2.9% during 2012. Year-over-year growth in our commercial aviation-related product applications of $15.6 or 12.3% was driven by the expansion of our Enivate SkyMotion power seat actuation system onto new aerospace platforms and Boeing 787 production ramp-up, which offset a $2.5 decline in Opto actuator sales due to a retrofit program that is largely completed. Revenue from defense-related products declined $7.3 or 14.5% during 2012 primarily due to the reduction of funding for certain U.S. Department of Defense programs. CT Industrial revenue was relatively flat year-over-year as growth in energy absorption equipment and natural gas valves was offset by declines in Europe.

During 2012, we were successful in obtaining new direct strategic relationships to complement our distributor network relationships, a key component of the Control Technologies growth strategy. We expect 2013 strength in commercial aviation and CT Industrial will be offset by further declines in Opto actuator and defense market revenue.

GROSS PROFIT

Gross profit for 2012 was $680.2, representing a $35.2 increase, or 5.5% from 2011. Benefits from increased sales volume from Industrial Process and Motion Technologies and net savings from productivity, sourcing and VBLSS initiatives were partially offset by lower volume and an unfavorable change in sales mix at Interconnect Solutions. Gross profit was also impacted by unfavorable product pricing attributable to the competitive project business environment and increased levels of project business at Industrial Process during 2012. In addition, foreign currency unfavorably impacted our 2012 gross margin by $15.1, primarily due to the weakening of the Euro relative to the U.S. Dollar. The year-over-year decline in gross margin of 40 basis points primarily reflects the volume decline at Interconnect Solutions and unfavorable changes in sales mix and pricing. The following table illustrates the gross profit and gross margin results of our segments for 2012 and 2011.

	2012	2011	Change
Industrial Process	$294.8	$244.3	20.7%
Motion Technologies	160.4	156.9	2.2%
Interconnect Solutions	111.8	133.6	(16.3)%
Control Technologies	111.8	109.5	2.1%
Corporate and Other	1.4	0.7	100.0%
Total gross profit	$680.2	$645.0	5.5%
Gross margin:
Industrial Process	30.8%	31.9%	(110)bp
Motion Technologies	25.6%	24.7%	90bp
Interconnect Solutions	29.8%	32.0%	(220)bp
Control Technologies	40.3%	38.4%	190bp
Consolidated	30.5%	30.9%	(40)bp

OPERATING EXPENSES

Operating expenses for 2012 decreased $361.2 or 40.6% from the prior year, which was primarily driven by lower Corporate & Other expenses of $417.9. The decline in Corporate & Other expenses primarily relate to lower year-over-year transformation costs and asbestos-related costs, which were partially offset by additional company-wide general and administrative (G&A) expenses of $55.4 for 2012. Further discussion of the changes in operating expenses is provided below. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	2012	2011	Change
Sales and marketing expenses	$180.4	$163.6	10.3%
General and administrative expenses	221.7	166.3	33.3%
Research and development expenses	62.7	63.5	(1.3)%
Asbestos-related costs, net	50.9	100.4	(49.3)%
Transformation costs	13.0	396.1	(96.7)%
Total operating expenses	$528.7	$889.9	(40.6)%
By Segment:
Industrial Process	$195.5	$152.8	27.9%
Motion Technologies	77.3	71.6	8.0%
Interconnect Solutions	104.9	95.8	9.5%
Control Technologies	53.5	54.3	(1.5)%
Corporate & Other	97.5	515.4	(81.1)%

Sales and marketing expenses for 2012 increased $16.8 or 10.3% year-over-year, primarily due to increased compensation and other selling expenses associated with the increase in revenue from Industrial Process, as well as additional costs from our Blakers and Bornemann acquisitions. As a percent of revenue, sales and marketing expenses were 8.1% in 2012 compared to 7.8% in 2011.

G&A expenses for 2012 increased $55.4 or 33.3% year-over-year, due to various factors including increased restructuring expenses, an unfavorable change in foreign currency, costs incurred to reposition the post-transformation organization (repositioning costs), lost leverage resulting from the Distribution related to higher standalone facility and infrastructure costs, additional costs related to our fourth quarter 2011 acquisition of Blakers, an increase in strategic investments and an increase in acquisition-related costs. The increase in G&A expenses was partially offset by the recognition of an asset for potential recoveries from environmental insurance policies.

Over the next twelve months, we expect to implement restructuring actions across our businesses to proactively address on-going macro uncertainties with a focus on reducing European costs and improving global efficiency.

During 2012, repositioning costs of $8.7 were recognized within G&A expenses. The Company expects to incur additional repositioning costs of approximately $20.0 to $30.0, during 2013 and approximately $5.0 to $10.0, thereafter. Cash outflows for these repositioning actions are expected to be approximately $30.0 to $40.0 during 2013 and approximately $5.0 to $10.0 thereafter. The remaining repositioning costs primarily consist of advisory fees and costs to exit transition services agreements, including IT infrastructure modifications, resulting from the Distribution.

R&D costs were relatively flat year over year, as we continued to invest in new product developments in targeted growth markets at each segment. As a percentage of revenue, R&D costs declined to 2.8% in 2012 from 3.0% in 2011, primarily as a function of our year-over-year revenue growth. We anticipate our investments in future R&D activities will moderately increase from current spending levels to ensure a continuing flow of innovative, high quality products and maintain our competitive position in the markets we serve.

Asbestos-Related Costs, Net

ITT, including its subsidiary Goulds Pumps, Inc., has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. As of December 31, 2012 and 2011, there were 67 thousand and 66 thousand pending active claims filed against ITT in various state and federal courts alleging injury as a result of exposure to asbestos. We record an undiscounted asbestos liability, including legal fees, for costs that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. We also record a corresponding asbestos-related asset that represents our best estimate of probable recoveries from insurers and other responsible parties for the estimated asbestos liabilities.

The Company records a net asbestos charge each quarter to maintain a rolling 10 year forecast period (referred to as the Asbestos Provision). In addition, in the third quarter of each year, we conduct a study to review and update the underlying assumptions used in our asbestos liability and related asset estimates (referred to as the Asbestos Remeasurement). During the annual study, the underlying assumptions are updated based on our actual experience since our last annual study, a reassessment of the appropriate reference period of years of experience used in determining each assumption and our expectations regarding future conditions, including inflation. For the years ended December 31, 2012 and 2011, the income statement effects from asbestos charges consisted of the following:

	2012	2011
Asbestos provision	$53.8	$59.5
Asbestos remeasurement, net	2.9	40.9
Settlement Agreement	(5.8)	—
Net asbestos charge	$50.9	$100.4

For the full year 2012, asbestos-related costs, net decreased to $50.9 from $100.4. This decrease was primarily related to the effect of our Asbestos Remeasurement in the third quarter. In the third quarter of 2012, we recognized net asbestos related costs of $2.9, reflecting a decrease of $38.0 as compared to the prior year to reflect the impact of our annual Asbestos Remeasurement. The decrease in the cost recognized as part of the Annual Remeasurement in 2012 is a result of several developments, including an expectation of lower defense costs as a percentage of indemnities paid over the projection period and a reduction in the assumed rate of increase in future average settlement values. These favorable factors were offset, in part, by an increasing number of cases expected to be adjudicated, increased activity in several higher-cost jurisdictions, an increase in average settlement values and an increase in lung cancer activity. The decrease in costs from the Asbestos Remeasurement also reflects changes in our asbestos-related assets, primarily as a result of the decrease in the estimated liability and, to a lesser extent, reductions in expected recovery rates from certain insurers, offset in part by benefits from the Settlement Agreement (described in the paragraph below).

The Settlement Agreement, executed in September 2012, accelerates the cost sharing provisions of a previous agreement with the entity (the counterparty) that had previously acquired the disposed business. Under the terms of the Settlement Agreement, the counterparty assumed full responsibility for pending and future asbestos-related claims filed against the disposed business. As part of the Settlement Agreement, ITT also agreed to relinquish certain insurance assets of the disposed business. As a result of the Settlement Agreement, ITT’s asbestos-related liabilities were reduced by $245.2 while the asbestos-related assets were reduced by $233.8. In addition, under the Settlement Agreement, ITT received a $10.0 cash payment from the counterparty for past and future costs that would otherwise have been paid by the surrendered insurance. Income from continuing operations reflects a benefit of $5.8 from the Settlement Agreement, while income from discontinued operations reflects a benefit of $5.6 from the Settlement Agreement.

See Note 19, “Commitments and Contingencies” to the Consolidated Condensed Financial Statements for further information on our asbestos-related liability and assets.

Transformation Costs

We recognized transformation costs of $13.0 during 2012, a decline of $383.1 from 2011 in connection with activities taken to create the revised organizational structure and to complete the Distribution. Transformation costs incurred during 2012 primarily relate to advisory services performed during the first half of the year and facility-related costs to separate locations previously shared with Xylem businesses. Transformation costs incurred during 2011 included a $296.8 loss associated with extinguishing substantially all outstanding debt in connection with the Distribution, a $55.0 impairment charge related to a decision to discontinue development of an information technology consolidation initiative and $36.8 of employee retention and other compensation costs. Employee retention and other compensation costs incurred during 2011 include $16.8 of compensation costs recognized in connection with the retirement of Steven R. Loranger, our former Chairman, President and Chief Executive Officer in October 2011.

We do not expect to incur significant costs or have significant cash outflows associated with transformation activities during 2013 or thereafter.

OPERATING INCOME (LOSS)

Operating income for 2012 was $151.5, as compared to an operating loss of $244.9 for 2011. The increase in operating income and operating margin is primarily due to lower asbestos-related costs and transformation costs, offset in part by lower operating income at ICS and higher corporate costs. The following table illustrates the 2012 and 2011 operating income and operating margin by segments and at the consolidated level.

	2012	2011	Change
Industrial Process	$99.3	$91.5	8.5%
Motion Technologies	83.1	85.3	(2.6)%
Interconnect Solutions	6.9	37.8	(81.7)%
Control Technologies	58.3	55.2	5.6%
Segment operating income	247.6	269.8	(8.2)%
Asbestos-related costs, net	(50.9)	(100.4)	(49.3)%
Transformation costs	(8.7)	(391.2)	(97.8)%
Other corporate costs	(36.5)	(23.1)	58.0%
Total operating income (loss)	$151.5	$(244.9)	161.9%
Operating margin:
Industrial Process	10.4%	11.9%	(150)bp
Motion Technologies	13.3%	13.4%	(10)bp
Interconnect Solutions	1.8%	9.0%	(720)bp
Control Technologies	21.0%	19.3%	170bp
Segment operating margin	11.1%	12.8%	(170)bp
Consolidated operating margin	6.8%	(11.7)%	1,850bp

Industrial Process operating income for 2012 increased $7.8 or 8.5%, compared to the prior year, as the benefit from increased sales volume of $31.8 and net savings from productivity, sourcing and VBLSS initiatives of approximately $20.0 was partially offset by weaker project pricing and negative sales mix of $6.1. In addition, operating income was unfavorably impacted by higher year-over-year corporate expense allocations, lost leverage resulting from the Distribution related to higher standalone facility and infrastructure costs, higher warranty costs, an increase in strategic investment spending, unfavorable foreign currency effects, and acquisition impacts and costs related to Bornemann. Operating margin for 2012 declined 150 basis points to 10.4%, as a result of the drivers mentioned above.

Motion Technologies operating income for 2012 declined $2.2 or 2.6% compared to the prior year, resulting in a 10 basis point decline in operating margin. The decline in operating income was primarily due to foreign currency translation effects which reduced operating income by $8.7, and resulted in a 40 basis point decline in operating margin. Operating income benefited by $13.4 from higher sales volume; however, this benefit was reduced by competitive pricing actions and an unfavorable change in sales mix, resulting in a net improvement of 30 basis points in operating margin. Operating income was also unfavorably impacted by expenses incurred in connection with the development of a new R&D Center of Excellence and production facility in Wuxi, China. These items were partially offset by net savings from productivity, sourcing and VBLSS initiatives of approximately $18.0, which provided an approximate benefit of 290 basis points to operating margin.

Interconnect Solutions operating income for 2012 declined $30.9 or 81.7%, resulting in a 720 basis point decline in operating margin. The decline in operating income was due to lower sales volumes which negatively impacted operating income by $16.5 and operating margin by 360 basis points, an $11.7 unfavorable change in product mix primarily due to lower sales of our Universal Connector product line that impacted operating margin by 290 basis points and a prior year gain of $3.6 on the June 2011 sale of a product line that decreased operating margin by 90 basis points. In light of difficult market conditions, during the third and fourth quarters of 2012 restructuring actions were initiated to reduce European costs and improve global efficiency, resulting in a 2012 charge of $7.3, an increase of $4.4 over the prior year. Further restructuring actions are expected during 2013 to continue improve the cost structure of the ICS segment.

Control Technologies operating income for 2012 increased $3.1 or 5.6%, resulting in a 170 basis point improvement. The increase was primarily due to productivity, sourcing, VBLSS and pricing initiatives that provided a 270 basis point improvement, which were partially offset by the impact of lower volume and unfavorable mix of $4.5 and additional recurring costs following the Distribution of $5.2 resulting in a combined decline in operating margin of 180 basis points. In 2013, operating income and margin are expected to be negatively impacted by anticipated sales volume declines from the Opto actuator retrofit program that is nearing completion.

Other corporate costs increased $13.4 or 58.0% during 2012, primarily due to the cancellation of a $10.0 bond guarantee during 2011 and $7.8 of repositioning costs incurred during 2012, partially offset by the recognition of a $10.8 asset related to environmental insurance policies during 2012.

INTEREST AND NON-OPERATING EXPENSES, NET

	2012	2011	Change
Interest expense	$0.1	$76.4	(99.9)%
Interest income	2.8	4.1	(31.7)%
Miscellaneous expense (income), net	5.1	(1.3)	(492.3)%
Total interest and non-operating expenses, net	$2.4	$71.0	(96.6)%

Interest expense decreased by $76.3 during 2012, due to the extinguishment of $1,251.0 of long-term debt during the fourth quarter of 2011, and a $3.9 reversal of accrued interest expense associated with unrecognized tax benefits primarily related to the completion of a U.S federal tax examination.

INCOME TAX EXPENSE

For the year ended December 31, 2012, the Company recognized an income tax expense of $39.6 representing an effective tax rate of 26.6%. Our effective tax rate in 2012 differs from the statutory tax rate primarily as a result of $29.3 of tax benefits from tax exempt interest which benefitted the effective tax rate by 19.7%, changes in the recognition of previously unrecognized tax benefits of $19.6 related to the completion of tax examinations which benefitted the effective tax rate by 13.2% and an increase in tax expense of $41.2 related to the recognition of an additional valuation allowance which increased the effective tax rate by 27.7%.

For the year ended December 31, 2011, the Company recorded income tax expense of $260.6, an effective tax rate of (82.5)%, The primary difference between the effective rate in 2012 and 2011 is the recognition of a valuation allowance against certain deferred tax assets in 2011 which decreased the effective tax rate benefit by 108.1%. Of the valuation allowance $340.7 was initially recorded in 2011 as a result of our cumulative three year loss position as of December 31, 2011. This was considered a significant source of negative evidence and limits our ability to consider other subjective evidence such as our projections for future growth. Despite income in 2012, the Company continues to be in a three year cumulative loss position. Since the Company is in a three-year cumulative loss position at the end of 2012, it was determined that the size and frequency of the losses from continuing operations in recent years and the uncertainty associated with projecting future taxable income supported the conclusion that a valuation allowance was required to reduce the deferred tax assets. Accordingly, we continue to record a valuation allowance against our deferred tax assets in the U.S., Luxembourg, Germany and China. As of December 31, 2012, a valuation allowance of $493.9 exists, representing an increase of $58.7 primarily due to an increase of $20.1 attributable to U.S. federal and state net operating losses and net temporary differences and an increase of $35.7 attributable to foreign net operating loss carryforwards primarily in Luxembourg and China and net temporary differences.

Our 2011 effective tax rate also reflected, as a result of the Distribution and its impacts on the Company’s expected liquidity, investment opportunities and other factors, a determination that certain earnings generated in Luxembourg, Japan, and South Korea were no longer considered to be indefinitely reinvested. As a result of the change in intent, the Company recorded $69.3 of deferred tax liability on those undistributed foreign earnings during 2011 which decreased the effective tax rate benefit by 21.8%. As of December 31, 2012, we continue to provide for taxes on these undistributed foreign earnings and have accrued an additional $2.1 deferred tax liability. The Company also recorded a $30.9 tax benefit in 2011 from an increase in state deferred tax assets which resulted in a 9.7% increase in the effective tax rate benefit. As a consequence of the Distribution, certain state deferred tax assets were re-valued based on enacted tax rates using different state apportionment factors, increasing the future state tax benefit. The Company recorded a tax benefit of $23.0 for various tax credits, resulting in a tax rate benefit of 7.2%.

EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX

During 2012, the Company completed the sale of its shape cutting product lines, including the Kaliburn and Burny brands as well as the web tension control products and custom engineered systems sold under the Cleveland Motion Controls brand (collectively referred to herein as the Shape Cutting Businesses). The financial position and results of operations of the Shape Cutting Businesses for each period presented are reported as a discontinued operation.

On October 31, 2011, the Company completed the Distribution of Exelis and Xylem. The operating results of Exelis and Xylem through the date of the Distribution have been classified in the consolidated financial statements as discontinued operations for 2011 and 2010.

The tables included below provide the operating results of discontinued operations through the date of disposal or distribution. Amounts presented in the “Other” column within the tables below relate to various divested ITT businesses accounted for as discontinued operations in the year of divestiture for which legacy liabilities remain, as well as certain transformation costs which were directly related to the Distribution and provided no future benefit to the Company. See Note 5, “Company Transformation” for further information.

Year Ended 2012	Shape Cutting Businesses	Other	Total
Revenue	$30.2	$–	$30.2
Earnings from discontinued operations, before income taxes	0.6	0.4	1.0
Gain on sale, before income taxes	9.0	–	9.0
Income tax benefit	–	(5.9)	(5.9)
Earnings from discontinued operations, net of tax	$9.6	$6.3	$15.9

Year Ended 2011	Exelis	Xylem	Shape Cutting Businesses	Other	Total
Revenue	$4,916.1	$3,107.5	$33.5	$–	$8,057.1
Transformation costs	31.2	74.8	–	134.1	240.1
Earnings (loss) from discontinued operations, before income taxes	473.0	321.5	(2.5)	(108.9)	683.1
Income tax expense (benefit)	193.6	70.3	(1.1)	(26.7)	236.1
Earnings (loss) from discontinued operations, net of tax	$279.4	$251.2	$(1.4)	$(82.2)	$447.0

DISCUSSION OF FINANCIAL RESULTS

2011 VERSUS 2010

	2011	2010	Change
Revenue	$2,085.6	$1,890.7	10.3%
Gross profit	645.0	603.9	6.8%
Gross margin	30.9%	31.9%	(100)bp
Operating expenses	889.9	784.5	13.4%
Operating expense to revenue ratio	42.7%	41.5%	120bp
Operating loss	(244.9)	(180.6)	(35.6)%
Operating margin	(11.7)%	(9.6)%	210bp
Interest and non-operating expenses, net	71.0	92.0	(22.8)%
Income tax expense (benefit)	260.6	(142.2)	(283.3)%
Loss from continuing operations	(576.5)	(130.4)	342.1%
Earnings from discontinued operations, net of tax	447.0	934.7	(52.2)%
Net (loss) income	$(129.5)	$804.3	(116.1)%

REVENUE

Our revenue results for 2011 reflect growth in emerging growth markets of 18.4% and in our core markets, such as oil & gas, mining, transportation and aerospace. Our results also benefited from the continued economic recovery within the North American region, increasing production of commercial aircraft, and transportation share gains combined with a recovery in global automotive demand. During 2011, we secured positions on multiple key platforms and developed strategic account agreements with a number of significant customers, including six significant Industrial Process emerging growth market wins each in excess of $2.0, our first major Korean medical connector order and positions on two Embraer Aerospace programs.

	2011	2010	Change	Organic Growth
Industrial Process	$766.7	$693.7	10.5%	8.8%
Motion Technologies	634.4	547.7	15.8%	11.0%
Interconnect Solutions	417.8	412.9	1.2%	(0.2)%
Control Technologies	285.5	259.4	10.1%	9.4%
Eliminations	(18.8)	(23.0)	(18.3)%	–
Total	$2,085.6	$1,890.7	10.3%	7.9%

The following table illustrates revenue generated with a specific country or region for the years ended December 31, 2011 and 2010, and the corresponding percentage change.

	2011	2010	Change	Organic Growth
United States	$779.6	$736.1	5.9%	5.5%
Germany	229.8	205.1	12.0%	7.3%
France	126.9	116.5	8.9%	4.1%
Other developed markets	360.9	336.2	7.3%	3.0%
Total developed markets	1,497.2	1,393.9	7.4%	5.0%
South and Central America(a)	178.1	138.5	28.6%	24.0%
Eastern Europe and Russia	105.5	66.4	58.9%	51.6%
Middle East and Africa	98.2	100.0	(1.8)%	(2.8)%
China and Hong Kong	115.0	112.4	2.3%	0.4%
Other emerging growth markets	91.6	79.5	15.2%	13.2%
Total emerging growth markets	588.4	496.8	18.4%	15.4%
Total	$2,085.6	$1,890.7	10.3%	7.9%
(a)	Includes Mexico

Industrial Process

The Industrial Process segment generated revenue growth of 10.5% reflecting growth in aftermarket (pump parts and service) of approximately 17.0% and pump units of approximately 8.0%. This includes growth in our North American business of approximately 7.0% reflecting positive results across all industrial markets. The chemical market in the U.S. and Canada was a major contributor to the growth as chemical companies increased output due to lower cost North American natural gas feedstock. Growth in international pump units of 14.0% reflects increased activity in South America and the Middle East, primarily within the oil & gas market, partially offset by a decline in revenue from a large 2010 project in Africa. The Industrial Process revenue results include 20.5% growth in emerging growth markets and also reflect the benefits from product development investments in more complex and specialized equipment.

Orders increased during 2011 by 27.5% to $916.7 in both baseline and project business stemming from expanded capabilities focused on the oil & gas and mining markets as well as expanded presence in growth regions, including acquisitions.

Motion Technologies

The Motion Technologies segment generated revenue growth of 15.8% during 2011, primarily driven by a 12.0% or $54.0 increase in braking equipment volume, primarily to OEM. The increase in OEM pads stems from the significant automotive platform wins over the past several years, which included new positions with European, North American and Chinese producers. Sales of shock absorber equipment increased 6.0%, or $6.0; however results were negatively impacted by the Chinese government’s decision to slow the development of the China rail infrastructure expansion program in the second half of 2011. Motion Technologies’ 2011 revenue results included 32.6% growth in emerging growth markets driven by automotive and rail activity in China and a combined growth of 20.3% within the U.S. and Canada.

Interconnect Solutions

The ICS segment generated revenue growth of 1.2% during 2011, as strength in the aerospace, transportation, oil & gas, and defense markets were offset by an approximate 20% revenue decline in the communications market. The year-over-year decrease within the communications market equipment reflects a decline in sales primarily due to lower production rates at a major smartphone customer and share declines in a specific communications application. Revenue growth within the aerospace market was approximately 7.0%, due to increased commercial aviation market production and regional jet OEM demand. Revenue growth within the transportation market was approximately 10.0%, driven by our recently launched electronic vehicle-related connector products and construction and agriculture equipment platform wins in Europe and China. Revenue growth within the oil & gas market was approximately 9.0%, driven by increased demand in the Middle East and Latin America regions. Revenue growth in the defense market was approximately 5.0%, driven by radar and communication equipment platform wins.

Control Technologies

The Control Technologies segment generated revenue growth of 10.1% during 2011, with growth in the aerospace and industrial markets, partially offset by a 9.8% decline in defense revenues. Revenue within the commercial aviation market grew approximately $23.6, or 22.8% driven by 2011 aircraft production increases. CT Industrial revenue decreased $2.2 or 2.3%, as increased demand for oil & gas and energy products, such as our Enidine energy absorption, Neo-Dyne switches and Conoflow regulators, was offset by the divestiture of our Shape Cutting Businesses in 2012. In addition, Chinese rail infrastructure activities provided revenue growth of $10.2 related to a first-class seats program.

GROSS PROFIT

	2011	2010	Change
Industrial Process	$244.3	$216.0	13.1%
Motion Technologies	156.9	153.0	2.5%
Interconnect Solutions	133.6	142.3	(6.1)%
Control Technologies	109.5	91.1	20.2%
Corporate and Other	0.7	1.5	(53.3)%
Total gross profit	$645.0	$603.9	6.8%
Gross margin:
Industrial Process	31.9%	31.1%	80bp
Motion Technologies	24.7%	27.9%	(320)bp
Interconnect Solutions	32.0%	34.5%	(250)bp
Control Technologies	38.4%	35.1%	330bp
Consolidated	30.9%	31.9%	(100)bp

Industrial Process gross profit increased $28.3 or 13.1% during 2011 due to increased sales volume and net cost reductions from material sourcing initiatives. These items drove an increase to gross margin of 80 basis points over the prior year to 31.9%.

Motion Technologies gross profit increased $3.9 or 2.5% during 2011 from increased sales volume, however gross margin declined 320 basis points to 24.7%. The decline in gross margin was due to increasing material costs and an unfavorable mix shift attributable to recent OEM share gains between 2010 and 2011.

Interconnect Solutions gross profit decreased $8.7 or 6.1%, representing a 250 basis point decline, during 2011 due to an unfavorable change in product sales mix, partially offset by favorable product pricing.

Control Technologies gross profit increased $18.4 or 20.2% during 2011 due to increased sales volume, improved pricing, favorable mix, and operational performance improvements related to recent footprint consolidations and leadership changes. These favorable items were partially offset by increased labor, material and overhead costs. These items drove an increase to gross margin of 330 basis points over the prior year to 38.4%.

OPERATING EXPENSES

Operating expenses increased 13.4% or $105.4 during 2011 to $889.9, primarily attributable to a $396.1 of costs incurred to complete the Distribution of Exelis and Xylem, including debt extinguishment costs of $296.8, partially offset by a $284.4 reduction in asbestos-related costs. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	2011	2010	Change
Sales and marketing expenses	$163.6	$164.0	(0.2)%
General and administrative expenses	166.3	176.4	(5.7)%
Research and development expenses	63.5	59.3	7.1%
Asbestos-related costs, net	100.4	384.8	(73.9)%
Transformation costs	396.1	–	–
Total operating expenses	$889.9	$784.5	13.4%
By Segment:
Industrial Process	$152.8	$136.9	11.6%
Motion Technologies	71.6	68.4	4.7%
Interconnect Solutions	95.8	105.0	(8.8)%
Control Technologies	54.3	59.4	(8.6)%
Corporate & Other	515.4	414.8	24.3%

Sales and marketing expenses were relatively flat year-over-year; however, due to our VBCE initiative these costs as a percentage of revenue declined 90 basis points at the consolidated level from 8.7% in 2010 to 7.8% in 2011, with similar basis point declines at each segment.

G&A expenses decreased $10.1 or 5.7% during 2011, the $10.0 cancellation of a bond guarantee and a $3.6 gain on the sale of an ICS product line were partially offset by additional postretirement costs of $7.6.

R&D costs increased 7.1% over the prior year due to slightly higher spending on new product developments in targeted growth markets at each segment. As a percentage of revenue, R&D costs declined to 3.0% in 2011 from 3.1% in 2010.

Asbestos-Related Costs, Net

ITT, including its subsidiary Goulds Pumps, Inc., has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. As of December 31, 2011 and 2010, there were 66 thousand and 64 thousand pending active claims filed against ITT in various state and federal courts alleging injury as a result of exposure to asbestos.

For the years ended December 31, 2011 and 2010, the income statement effects from asbestos charges consisted of the following:

	2011	2010
Asbestos provision	$59.5	$55.3
Asbestos remeasurement, net	40.9	329.5
Net asbestos charge	$100.4	$384.8

The decrease in our Asbestos Remeasurement expense from 2010 to 2011 reflects the impact of our annual update to the underlying assumptions used to measure our asbestos liabilities and related assets and was a result of several developments including a reduction in the assumed rate of increase in future average settlement costs and an expectation of lower defense costs as a percentage of indemnities paid. These favorable factors were offset in part by increased activity in several higher-cost jurisdictions, increasing the number of cases expected to be adjudicated. The 2010 Asbestos Remeasurement reflects an assumed increase in settlement costs and significantly increased activity in several higher-cost jurisdictions, increasing the number of cases to be adjudicated and the expected legal costs to defend the additional cases.

See Note 19, “Commitments & Contingencies,” to the Consolidated Financial Statements for further information on our asbestos-related liability and assets.

Transformation Costs

During 2011, we recognized transformation costs expenses of $396.1 in connection activities taken to complete the Distribution and create the revised organizational structure. Transformation costs incurred during 2011 included a $296.8 loss associated with extinguishing substantially all outstanding debt in connection with the Distribution, a $55.0 impairment charge related to a decision to discontinue development of an information technology consolidation initiative and $36.8 of employee retention and other compensation costs.

OPERATING LOSS

	2011	2010	Change
Industrial Process	$91.5	$79.1	15.7%
Motion Technologies	85.3	84.6	0.8%
Interconnect Solutions	37.8	37.3	1.3%
Control Technologies	55.2	31.7	74.1%
Segment operating income	269.8	232.7	15.9%
Asbestos-related costs, net	(100.4)	(384.8)	(73.9)%
Transformation costs	(391.2)	–	–
Other corporate costs	(23.1)	(28.5)	(18.9)%
Total operating loss	$(244.9)	$(180.6)	(35.6)%
Operating margin:
Industrial Process	11.9%	11.4%	50bp
Motion Technologies	13.4%	15.4%	(200)bp
Interconnect Solutions	9.0%	9.0%	–
Control Technologies	19.3%	12.2%	710bp
Segment operating margin	12.8%	12.2%	60bp
Consolidated operating margin	(11.7)%	(9.6)%	(210)bp

Industrial Process operating income increased $12.4 or 15.7% during 2011 due to increased sales volume and net cost reductions from productivity, sourcing and Value Based Lean Six Sigma initiatives. The favorability of these items was partially offset by competitive project pricing levels, increased bad debt expense of $4.3 and transformation costs of $2.6. These items resulted in a net increase to operating margin of 50 basis points over the prior year.

Motion Technologies operating income increased $0.7 or 0.8% during 2011. Although Motion Technologies generated revenue growth of 15.8% during 2011, this growth was volume driven from the lower margin OEM equipment associated with key wins on numerous automotive platforms in the last two years. This dynamic contributed to an overall 200 basis point decline in operating margin, as did rising material costs and increased year-over-year severance costs. The overall impact of these items was offset partially by strategic sourcing initiatives.

Interconnect Solutions operating income increased $0.5 or 1.3% during 2011, as an unfavorable change in product sales mix and a $2.4 increase in restructuring expenses were offset by declines in warranty and compensation costs and a $3.6 gain from the sale of a product line.

Control Technologies operating income increased $23.5 or 74.1% during 2011 due to increased sales volume, improved pricing and favorable mix combined with operational improvements resulting from recent footprint actions. These results also include a favorable comparison to various 2010 inventory adjustments totaling $4.7. These favorable items were partially offset by increased labor, material and overhead costs. These items drove an increase to operating margin of 710 basis points over the prior year to 19.3%.

Corporate costs, excluding net asbestos-related costs and transformation costs, decreased $5.4 during 2011, as unfavorable fluctuations in the value of corporate owned life insurance policies and foreign currency contracts were offset by a $10.0 gain from the cancellation of a bond guarantee during 2011. Employee retention and other compensation costs incurred during 2011 include $16.8 of compensation costs recognized in connection with the retirement of Steven R. Loranger, our former Chairman, President and Chief Executive Officer in October 2011.

INTEREST AND NON-OPERATING EXPENSES, NET

	2011	2010	Change
Interest expense	$76.4	$97.1	(21.3)%
Interest income	4.1	10.8	(62.0)%
Miscellaneous (income) expense, net	(1.3)	5.7	(122.8)%
Total interest and non-operating expenses, net	$71.0	$92.0	(22.8)%

Total interest and non-operating expense, net decreased $21.0, or 22.8%, during 2011 due to the extinguishment of $1,251.0 of long-term debt in October 2011.

INCOME TAX EXPENSE (BENEFIT)

During the year ended December 31, 2011, we recognized income tax expense of $260.6 on a loss from continuing operations before income taxes of $315.9, an effective rate of (82.5)%, as compared to an income tax benefit of $142.2 on a loss from continuing operations before income taxes of $272.6, an effective rate of 52.2%, in the prior year.

The effective tax rate recorded in 2011 differs from US federal statutory rate of 35% due to several items. First, in 2011, we recorded a valuation allowance which decreased the effective tax rate benefit by 108.1%. Of the valuation allowance, $340.7 primarily related to US federal and state deferred tax assets as it became more likely than not that these deferred tax assets would not be realized as a result of the Distribution. As of December 31, 2011, the Company was in a cumulative three-year loss position, which was considered a significant source of negative evidence indicating the need for a valuation allowance on our net deferred tax assets. Since the Company was in a three-year cumulative loss position at the end of 2011, it was determined that the size and frequency of the losses from continuing operations in recent years and the uncertainty associated with projecting future taxable income supported the conclusion that a valuation allowance was required to reduce its deferred tax assets.

Second, the Company recorded a $30.9 tax benefit in 2011 from an increase in state deferred tax assets which resulted in a 9.7% increase in the effective tax rate benefit. As a consequence of the Distribution, certain state deferred tax assets were re-valued based on enacted tax rates using different state apportionment factors, increasing the future state tax benefit. Third, in 2011 the Company also recorded $69.3 of tax expense for a portion of undistributed foreign earnings that were previously considered to be indefinitely re-invested which decreased the effective tax rate benefit by 21.8%. As a result of the Distribution and its impacts on the Company’s expected liquidity, investment opportunities and other factors, the Company determined that certain earnings generated in Luxembourg, Japan, and South Korea may be distributed in the future. As a result of the change in intent, the Company recorded an additional tax expense on these unremitted earnings. The Company recorded a tax benefit of $23.0 for various tax credits, resulting in a tax rate benefit of 7.2%.

The effective tax rate in 2010 differs from the U.S. federal statutory tax rate due to the release of valuation allowances which increased the effective tax rate by 14.1%, including the release of a $36.0 valuation allowance on a capital loss carry-forward related to the sale of CAS, and $35.0 of tax credits which increased the effective tax rate by 12.6%. These increases were offset, in part, by U.S. taxes on foreign earnings that benefitted the effective tax rate by 16.0% and the write-off of a deferred tax asset as a result of the Patient Protection Act of 2010 which benefitted the effective tax rate by 4.2%.

EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX

During 2012, the Company completed the sale of its Shape Cutting Businesses. The financial position and results of operations of the Shape Cutting Businesses are reported as a discontinued operation.

On October 31, 2011, the Company completed the Distribution of Exelis and Xylem. The operating results of Exelis and Xylem through the date of the Distribution have been classified in the consolidated financial statements as discontinued operations for 2011 and 2010.

The tables included below provide the operating results of discontinued operations through the date of disposal or distribution. Amounts presented in the “Other” column within the tables below relate to various divested ITT businesses accounted for as discontinued operations in the year of divestiture for which legacy liabilities remain, as well as certain transformation costs which were directly related to the Distribution and provided no future benefit to the Company. See Note 5, “Company Transformation” for further information.

Year Ended 2011	Exelis	Xylem	Shape Cutting Businesses	Other	Total
Revenue	$4,916.1	$3,107.5	$33.5	$–	$8,057.1
Transformation costs	31.2	74.8	–	134.1	240.1
Earnings (loss) from discontinued operations before income taxes	473.0	321.5	(2.5)	(108.9)	683.1
Income tax expense (benefit)	193.6	70.3	(1.1)	(26.7)	236.1
Earnings (loss) from discontinued operations, net of tax	$279.4	$251.2	$(1.4)	$(82.2)	$447.0

Year Ended 2010	Exelis	Xylem	CAS	Shape Cutting Businesses	Other	Total
Revenue	$5,893.1	$3,191.7	$159.8	$17.6	$–	$9,262.2
Earnings (loss) from discontinued operations before income taxes	718.2	395.5	13.4	(3.2)	10.7	1,134.6
Gain on sale of disposal before tax	–	–	125.8	–	(0.2)	125.6
Income tax expense (benefit)	250.6	51.6	(0.2)	(1.1)	24.6	325.5
Earnings (loss) from discontinued operations, net of tax	$467.6	$343.9	$139.4	$(2.1)	$(14.1)	$934.7

LIQUIDITY AND CAPITAL RESOURCES

Funding and Liquidity Strategy

Our funding needs are monitored and strategies are executed to meet overall liquidity requirements, including the management of our capital structure on both a short- and long-term basis. While our ability to generate future cash flows is more limited subsequent to the Distribution, we expect to fund our ongoing working capital, dividends, capital expenditures and financing requirements through cash flows from operations and cash on hand or by accessing the commercial paper market. If our access to the commercial paper market were adversely affected, we believe that alternative sources of liquidity, including our 2011 Revolving Credit Agreement, described below, would be sufficient to meet our short-term funding requirements.

Euro-denominated cash and cash equivalents accounted for 21.9% of our cash and cash equivalents at December 31, 2012, compared to 64.8% at December 31, 2011; however, a majority of our cash and cash equivalents at December 31, 2012 continues to be held by our international subsidiaries. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. We have and may continue to transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the U.S; however, in connection with the Distribution we reviewed our domestic and foreign cash profile, expected future cash generation and investment opportunities and determined that $515.0 of previously undistributed foreign earnings would no longer be considered indefinitely reinvested outside the U.S. As of December 31, 2012, $534.9 of previously undistributed foreign earnings are not considered indefinitely reinvested outside the U.S. Such undistributed foreign earnings have not been remitted to the U.S. and the timing of such remittance if any is currently under evaluation.

In future periods, we expect to analyze any undistributed foreign earnings and profits for which an applicable outside basis difference exists to continue to support our assertion that such amounts will be indefinitely reinvested outside the U.S. For the foreseeable future, ITT plans to reinvest the excess undistributed foreign earnings in its international operations, consistent with its overall intentions to support growth and expand in markets outside the U.S. through the development of products, increasing non-US capital spending, and potentially acquiring foreign businesses.

The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. Aggregate dividends paid in 2012 were $34.2, compared to $193.0 in 2011 and $176.4 in 2010. After giving effect to the 1:2 Reverse Stock Split, we declared dividends of $0.091 per share in each quarter of 2012 and the fourth quarter of 2011, $0.50 per share in each of the first three quarters of 2011 and each of the four quarters of 2010. In connection with the Distribution, ITT decreased its quarterly dividend from $0.50 per share to $0.091 per share. For holders of ITT shares at the Distribution Date, dividends declared by Exelis and Xylem subsequent to the Distribution kept the aggregate dividend after the Distribution consistent with the ITT dividend prior to the Distribution. In the first quarter of 2013, we declared a dividend of $0.10 per share for shareholders of record on March 15, 2013.

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

We access the commercial paper market to supplement the cash flows generated internally to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise, it is cost effective to do so, and a sufficient return on investment can be generated.

Credit Facilities

On October 25, 2011 we entered into a four-year revolving $500 credit agreement (the 2011 Revolving Credit Agreement). The 2011 Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of funding for the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The interest rate for borrowings under the 2011 Revolving Credit Agreement is generally based on the London Interbank Offered Rate (LIBOR), plus a spread, which reflects our debt rating. The provisions of the 2011 Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined, of at least 3.0 times and a leverage ratio, as defined, of not more than 3.0 times. At December 31, 2012, we had no amounts outstanding under the 2011 Revolving Credit Agreement and our interest coverage ratio and leverage ratio were within the prescribed thresholds.

Our credit ratings as of December 31, 2012 are as follows:

Rating Agency	Short-Term Ratings	Long-Term Ratings
Standard & Poor’s	A-3	BBB-
Moody’s Investors Service	P-3	N/A
Fitch Ratings	F2	A -

As we no longer have long-term debt securities outstanding or a current Shelf Registration Statement filed with the SEC, Moody’s Investors Service does not currently provide a long-term rating for ITT. Please refer to the rating agency websites and press releases for more information.

Asbestos

Based on the estimated undiscounted asbestos liability as of December 31, 2012 (for claims filed or estimated to be filed over the next 10 years), we have estimated that we will be able to recover 45% of asbestos indemnity and defense costs from our insurers. However, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended and such cash payments will continue for a number of years beyond the next 10 years due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. Subject to these inherent uncertainties, it is expected that net cash payments related to pending claims and claims estimated to be filed in the next 10 years, will extend through approximately 2028.

Insurance reimbursements may vary from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain policies from some of our primary insurers will exhaust within the next 10 years. Further, certain of our primary coverage-in-place agreements are expected to exhaust within the next 12 months, which may result in higher net cash outflows until excess carriers begin accepting claims for reimbursement. In the tenth year of our estimate, our insurance recoveries are currently projected to be approximately 24%. Future recovery rates may be impacted by other factors, such as future insurance settlements, unforeseen insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.

Annual net cash outflows, net of tax benefits, are projected to average $10 to $20 over the next five years, as compared to an average of $9 over the past three years, and increase to an average of $35 to $45 over the remainder of the projection period.

In light of the uncertainties and variables inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims beyond the next 10 years at this time. Accordingly, no liability or related asset has been recorded for any costs which may be incurred for claims asserted subsequent to 2022.

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

Sources and Uses of Liquidity

Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities for each of the three years ended December 31, 2012.

	2012	2011	2010
Operating activities	$247.1	$(322.4)	$(74.2)
Investing activities	(274.7)	(106.5)	(135.0)
Financing activities	(108.0)	922.3	248.1
Foreign exchange	(4.0)	(9.4)	(22.1)
Total net cash flow from continuing operations	$(139.6)	$484.0	$16.8
Net cash from discontinued operations	(5.7)	(426.5)	(200.1)
Less: Cash of discontinued operations	–	–	(826.3)
Less: Cash distributed to Exelis and Xylem	–	(400.0)	–
Net change in cash and cash equivalents	$(145.3)	$(342.5)	$(1,009.6)

Net cash provided by operating activities was $247.1 for 2012, representing an increase of $569.5 from 2011. The increase in operating cash flow was primarily attributable to net income tax refunds of $100.9 during 2012 as compared to net income tax payments of $140.0 during 2011, resulting in a year-over-year change of $240.9. The refunds received in 2012 were primarily related to tax benefits associated with transformation costs incurred in 2011. Additional year-over-year cash flow sources and uses include a decline in cash paid for transformation costs of $307.7 offset by an increase in cash contributions to global postretirement plans of $40.2 and a lower cash use associated with changes in working capital of $74.0, primarily related to changes in the level of trade receivables and inventory. Net cash payments for asbestos decreased by $1.9 compared to 2011.

Net cash used by operating activities was $322.4 in 2011 representing an increase of $248.2 from 2010. The decrease in operating cash flow was attributable to several factors, the most significant of which are a) $355.0 of cash payments associated with the Distribution, b) higher income from continuing operations of $68.4 after adjusting for non-cash expenses of $514.5 related to transformation costs and a higher income tax expense, partially offset by lower net asbestos-related costs, c) a cash use associated with changes in working capital of $149.9, primarily related to changes in the level of trade receivables and accounts payable, and d) a cash benefit from lower accrued income taxes of $158.3. Net cash payments for asbestos matters in 2011 increased by $22.0 and contributions to our global postretirement benefit plans increased by $17.1, while cash payments for restructuring actions decreased by $19.8.

Net cash used in investing activities increased by $168.2 in the 2012 as compared to 2011 due to the acquisition of Bornemann in the fourth quarter of 2012 and the purchase of investments of $38.2, partially offset by proceeds of $38.4 from the sale of the Shape Cutting Businesses as well as lower capital expenditures of $18.5.

Net cash used in investing activities decreased by $28.5 in 2011 as compared to 2010. Spending on capital expenditures decreased by $24.0 as a result of a decision to terminate the planned implementation of an entity-wide enterprise resource planning (ERP) system in early 2011 for which we had capital expenditures of $35.0 in 2010. The ERP implementation was terminated in 2011 and $55.0 of capitalized costs were written off as part of transformation costs included in continuing operations.

Net cash used in financing activities was $108.0 during 2012, compared to cash provided by financing activities of $922.3 during 2011. The year-over-year change primarily reflects the net effects of the Distribution as discussed below. Other significant financing cash flows in 2012 include repurchases of common stock of $116.8 and net repayments on borrowings of $24.5.

Net cash provided by financing activities increased by $674.2 in 2011 as compared to 2010, primarily related to the $1,671.0 Contribution paid to ITT by Exelis and Xylem in connection with the Distribution, lower cash used by Xylem for acquisitions and the net effect of the global cash pooling in which Exelis and Xylem participated prior to the Distribution. The proceeds received by ITT from the Contribution were used during October 2011 to repay substantially all outstanding ITT long-term debt, commercial paper and capital leases, as well as debt extinguishment costs of $296.8 and other cash transformation costs. Cash provided by financing activities in 2011 also included a cash inflow of $60.0 from the exercise of employee stock options, an increase of $26.5 compared to 2010 and a cash outflow of $193.0 related to dividend payments.

Our average daily outstanding commercial paper balance for the year ended 2012 and 2011 was $10.1 and $127.6, respectively. The maximum outstanding commercial paper during 2012 and 2011 was $55.0 and $408.0, corresponding with Xylem’s acquisition of YSI in 2011. We did not have any commercial paper outstanding as of December 31, 2012.

Funding of Postretirement Plans

At December 31, 2012, our global postretirement benefit plans were underfunded by $343.0, of which $137.9 relates to pension plans, including $81.4 for non-U.S. plans which are typically not funded due to local regulations, and $205.1 relates to other postretirement benefit plans. While we make contributions to our postretirement benefit plans when considered necessary or advantageous to do so, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. Funding requirements under U.S. Internal Revenue Service (IRS) rules are a major consideration in making contributions to our U.S. postretirement benefit plans. During 2012, we contributed $71.0 to our postretirement benefit plans, $58.3 of which was to U.S. pension plans and $9.7 to our other employee-related benefit plans.

On July 6, 2012, the Surface Transportation Extension Act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (MAP-21), was signed into law. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to minimum funding contributions by spreading the required funding for U.S. pension plans over a longer period of time. We have estimated the MAP-21 impact to the 2013 plan year and expect to make contributions of $3.8 to our global pension plans during 2013.

While the Company has significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008 and applicable Internal Revenue Code regulations mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend a plan or make benefit payments. In general, certain benefit restrictions apply when the Adjusted Funding Target Attainment Percentage (AFTAP) of a plan is less than 80%. When the AFTAP is between 80% and 60%, there is a restriction on plan amendments and a partial restriction on accelerated benefit payments (i.e., lump sum payments cannot exceed 50% of the value of the participants total benefit). Full benefit restrictions apply if the plan’s AFTAP falls below 60%.

Future minimum funding requirements will depend primarily on the return on plan assets and discount rate, both determined using AFTAP guidelines. Depending on these factors, and the resulting funded status of our U.S. pension plans, the level of future minimum contributions could be material.

Capital Resources

Long-term debt is raised through the offering of debt securities primarily within the U.S. capital markets. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.

As of December 31, 2012, we have sources of long- and short-term funding including access to the capital markets through an available $500 commercial paper program and unused credit lines, as well as general market access to longer-term markets. Our commercial paper program is supported by the 2011 Revolving Credit Agreement.

The table below provides long-term debt outstanding and capital lease obligations at December 31, including the remaining outstanding debt of Bornemann assumed in 2012.

	2012	2011
Current portion of long-term debt and capital leases	$4.1	$0.3
Non-current portion of long-term debt and capital leases	10.1	4.1
Total long-term debt and capital leases	$14.2	$4.4

Contractual Obligations

ITT’s commitment to make future payments under long-term contractual obligations was as follows, as of December 31, 2012:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Short and long-term debt, including interest and capital leases	$29.0	$15.4	$4.9	$3.8	$4.9
Operating leases	135.4	14.8	24.5	18.2	77.9
Purchase obligations(a)	96.6	84.8	11.8	–	–
Other long-term obligations(b)	124.7	18.3	35.4	34.0	37.0
Total	$385.7	$133.3	$76.6	$56.0	$119.8

In addition to the amounts presented in the table above, we have recorded liabilities for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years and uncertain tax positions of $1,347.4 and $117.5, respectively, in our Consolidated Balance Sheet at December 31, 2012. These amounts have been excluded from the contractual obligations table due to an inability to reasonably estimate the timing of payments in individual years. In addition, while we make contributions to our postretirement benefit plans when considered necessary or advantageous to do so, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. As such, expected contributions to our postretirement benefit plans have been excluded from the table above.

(a)	Represents unconditional purchase agreements that are enforceable and legally binding and that specify all significant terms to purchase goods or services, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase agreements that are cancellable without penalty have been excluded.

(b)	Other long-term obligations include amounts recorded on our December 31, 2012 Consolidated Balance Sheet, including estimated environmental payments and employee compensation agreements. We estimate, based on historical experience that we will spend between $10 and $15 per year on environmental investigation and remediation. We are contractually required to spend a portion of these monies based on existing agreements with various governmental agencies and other entities. At December 31, 2012, our recorded environmental liability was $96.1.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements represent transactions, agreements or other contractual arrangements with unconsolidated entities, where an obligation or contingent interest exists. Our off-balance sheet arrangements, as of December 31, 2012, consist of indemnities related to acquisition and disposition agreements and certain third-party guarantees.

Indemnities

As part of the Distribution, ITT provided certain indemnifications and cross-indemnifications among ITT, Exelis and Xylem, subject to limited exceptions with respect to employee claims. The indemnifications address a variety of subjects, including asserted and unasserted product liability matters (e.g., asbestos claims, product warranties) which relate to products manufactured, repaired and/or sold prior to the Distribution Date. The indemnifications are indefinite. The indemnification associated with pending and future asbestos claims does not expire. In addition, ITT, Exelis and Xylem agreed to certain cross-indemnifications with respect to other liabilities and obligations. ITT expects Exelis and Xylem to fully perform under the terms of the Distribution Agreement and therefore has not recorded a liability for matters for which we have been indemnified. In addition, both Exelis and Xylem have made asbestos indemnity claims that could give rise to material payments under the indemnity provided by ITT; such claims are included in our estimate of asbestos liabilities.

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

Guarantees

We have a number of guarantees, letters of credit and similar arrangements outstanding at December 31, 2012 primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2012 as the likelihood of nonperformance by the underlying obligors is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our consolidated financial statements.

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

¡

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

A reconciliation of organic revenue from revenue for the years ended December 31, 2012 and 2011 is provided below.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2011 Revenue	$766.7	$634.4	$417.8	$285.5	$(18.8)	$2,085.6
Organic growth	155.1	38.3	(32.8)	(8.3)	11.6	163.9	7.9%
Acquisitions/(divestitures), net	39.4	–	(2.2)	–	–	37.2	1.8%
Foreign currency translation	(5.4)	(46.5)	(7.1)	(0.1)	0.2	(58.9)	(2.9)%
Total change in revenue	189.1	(8.2)	(42.1)	(8.4)	11.8	142.2	6.8%
2012 Revenue	$955.8	$626.2	$375.7	$277.1	$(7.0)	$2,227.8

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2010 Revenue	$693.7	$547.7	$412.9	$259.4	$(23.0)	$1,890.7
Organic growth	60.7	60.2	(1.0)	24.5	4.6	149.0	7.9%
Acquisitions/(divestitures), net	6.6	–	(2.4)	–	–	4.2	0.2%
Foreign currency translation	5.7	26.5	8.3	1.6	(0.4)	41.7	2.2%
Total change in revenue	73.0	86.7	4.9	26.1	4.2	194.9	10.3%
2011 Revenue	$766.7	$634.4	$417.8	$285.5	$(18.8)	$2,085.6

¡

“adjusted income from continuing operations” and “adjusted income from continuing operations per diluted share” are defined as income from continuing operations and income from continuing operations per diluted share, adjusted to exclude special items that include, but are not limited to, asbestos-related costs, transformation costs, repositioning costs, restructuring and asset impairment charges, acquisition-related expenses, income tax settlements or adjustments, and other unusual or infrequent non-operating items. Special items represent significant charges or credits, on an after-tax basis, that impact current results, but may not be related to the Company’s ongoing operations and performance. A reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, is provided below.

	2012	2011	2010
Income (loss) from continuing operations(a)	$109.5	$(576.5)	$(130.4)
Legacy items and legal entity liquidation, net of tax(b)	29.0	54.4	240.8
Transformation and repositioning costs, net of tax(c)	14.2	256.6	–
Restructuring and asset impairment charges, net of tax	10.4	3.0	2.1
Bornemann acquisition-related expenses, net of tax(d)	5.4	–	–
Tax-related special items(e)	(5.2)	381.7	(30.7)
Interest income, net of tax	(5.3)	(1.3)	(5.8)
Adjusted income from continuing operations	$158.0	$117.9	$76.0
Income (loss) from continuing operations per diluted share(f)	$1.16	$(6.22)	$(1.42)
Adjusted income from continuing operations per diluted share(f)	$1.68	$1.20	$0.82

(a)	Income (loss) from continuing operations includes interest expense associated with debt that was extinguished in October 2011 of $54.2 and $73.3, for the years ended December 31, 2011 and, 2010, respectively.

(b)	The following table provides a reconciliation of legacy items and legal entity liquidation to legacy items and legal entity liquidation, net of tax, included as a special item.

	2012	2011	2010
Net asbestos-related costs	$50.9	$100.4	$384.8
Environmental insurance-related asset	(6.7)	–	–
Cancellation of bond guarantee	–	(10.0)	–
Other	–	(4.6)	–
Pre-tax total	44.2	85.8	384.8
Tax benefit	(15.2)	(31.4)	(144.0)
Legacy items and legal entity liquidation, net of tax	$29.0	$54.4	$240.8

See Note 19, “Commitments and Contingencies,” to our Consolidated Financial Statements for further information regarding net asbestos-related costs and environmental insurance-related asset.

(c)	The following table provides a reconciliation of transformation and repositioning costs to transformation and repositioning costs, net of tax, included as a special item.

	2012	2011	2010
Transformation costs	$13.0	$396.1	$–
Repositioning costs	8.7	–	–
Pre-tax total	21.7	396.1	–
Tax-related transformation costs	–	3.5	–
Tax benefit	(7.5)	(143.0)	–
Transformation and repositioning costs, net of tax	$14.2	$256.6	$–

See Note 5, “Company Transformation” to the Consolidated Financial Statements for further information regarding transformation costs.

(d)	Bornemann acquisition-related expenses, net of tax include costs to acquire and integrate Bornemann.

(e)	The following table details significant components of the tax-related special items. See Note 6, “Income Taxes,” to our Consolidated Financial Statements for further information.

	2012	2011	2010
Change in deferred tax asset valuation allowance	$29.4	$340.7	$(36.1)
Change in uncertain tax positions	(13.9)	–	–
Impacts of tax audit closure	(8.2)	–	(4.6)
Return to accrual adjustment	(9.3)	–	–
Tax basis balance sheet adjustments	(2.7)	–	–
Charge on undistributed foreign earnings	–	69.3	–
Change in state tax rates	–	(30.9)	–
Write-off of deferred tax asset	–	–	11.7
Other	(0.5)	2.6	(1.7)
Net tax-related special items	$(5.2)	$381.7	$(30.7)

(f)	Loss from continuing operations per share has been calculated using weighted average basic shares outstanding. Adjusted income from continuing operations per share has been calculated using weighted average diluted shares outstanding.

¡

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

¡	“adjusted free cash flow conversion” is defined as adjusted free cash flow divided by adjusted income from continuing operations.

	2012	2011	2010
Net cash from continuing operations	$247.1	$(322.4)	$(74.2)
Capital expenditures(g)	(78.5)	(84.6)	(126.3)
Transformation cash payments	47.3	355.0	–
Net asbestos cash flows	20.2	22.0	–
Discretionary pension contribution, net of tax	29.2	–	–
Repositioning cash payments	5.8	–	–
Adjusted free cash flow	$271.1	$(30.0)	$(200.5)
Adjusted income from continuing operations	158.0	117.9	76.0
Adjusted free cash flow conversion	172%	(25)%	(264)%

(g)	Capital expenditures represent capital expenditures as reported in the Consolidated Statement of Cash Flows, less capital expenditures associated with transformation and repositioning activities. Capital expenditures associated with the transformation were $3.8 and $17.7 during the years ended December 31, 2012 and 2011, respectively. Capital expenditures associated with the repositioning activities were $1.5 during the year ended December 31, 2012.

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

Estimating our exposure to pending asbestos claims and those that may be filed in the future is subject to significant uncertainty and risk as there are multiple variables that can affect the timing, severity, quality, quantity and resolution of claims. The methodology used to project future asbestos costs is based largely on the Company’s experience in a reference period, including the last few years, for claims filed, settled and dismissed, and is supplemented by management’s expectations of the future. This experience is compared to the results of previously conducted epidemiological studies by estimating the number of individuals likely to develop asbestos-related diseases. Those studies were undertaken in connection with an independent analysis of the population of U.S. workers across eleven different industry and occupation categories believed to have been exposed to asbestos. Using information for the industry and occupation categories relevant to the Company, an estimate is developed of the number of claims estimated to be filed against the Company over the next 10 years, as well as the aggregate settlement costs that would be incurred to resolve both pending and estimated future claims based on the average settlement costs by disease during the reference period. In addition, the estimate is augmented for the costs of defending asbestos claims in the tort system using a forecast based on recent experience, as well as discussions with the Company’s external defense counsel. The asbestos liability has not been discounted to present value due to the inability to reliably forecast the timing of future cash flows. The Company retains a consulting firm to assist management in estimating our potential exposure to pending asbestos claims and for claims estimated to be filed over the next 10 years. The methodology to project future asbestos costs is one in which the underlying assumptions are separately assessed for their reasonableness and then each is used as an input to the liability estimate. Our assessment of the underlying assumptions yields only one value for each assumption.

The liability estimate is most sensitive to assumptions surrounding mesothelioma and lung cancer claims, as together, the estimated costs to resolve pending and estimated future mesothelioma and lung cancer claims represent more than 90% of the estimated asbestos exposure, but only 17% of pending claims. The assumptions related to mesothelioma and lung cancer that are most significant include the number of new claims forecast to be filed against the Company in the future, the projected average settlement costs (including the rate of inflation assumed), the percentage of claims against the Company that are dismissed without a settlement payment, and the cost to defend against filed claims.

These assumptions are interdependent, and no one factor predominates in estimating the asbestos liability. While there are other potential inputs to the model used to estimate our asbestos exposures for pending and estimated future claims, our methodology relies on the best input available in the circumstances for each individual assumption and does not create a range of reasonably possible outcomes. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key assumptions, additional uncertainty related to asbestos claims arises from the long latency period prior to the manifestation of an asbestos-related disease, changes in available medical treatments and changes in medical costs, changes in plaintiff behavior resulting from bankruptcies of other companies that are potential defendants or co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes.

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

We record a corresponding asbestos-related asset that represents our best estimate of probable recoveries related to the recorded asbestos liability. In developing this estimate, the Company considers coverage-in-place and other settlement agreements with its insurers, as well as a number of additional factors. These additional factors include expected levels of future cost recovery, the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, the extent to which settlement and defense costs will be reimbursed by the insurance policies, and interpretation of the various policy and contract terms and limits and their interrelationships. The asbestos-related asset has not been discounted to present value due to the inability to reliably forecast the timing of future cash flows.

The Company has negotiated with certain of its excess insurers to reimburse the Company for a portion of its settlement and/or defense costs as incurred, frequently referred to as “coverage-in-place” agreements. Under coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. The Company has entered into policy buyout agreements with certain insurers confirming the aggregate amount of available coverage under the subject policies and setting forth a schedule for future reimbursement payments to the Company. Collectively, these agreements are designed to facilitate an orderly resolution and collection of ITT’s insurance portfolio and to mitigate issues that insurers may raise regarding their responsibility to respond to claims.

As of December 31, 2012, the Company has entered into coverage-in-place agreements and policy buyout agreements representing approximately 58% of our recorded asset. Certain of our primary coverage-in-place agreements are expected to exhaust within the next twelve months, which may result in higher net cash outflows until excess carriers begin accepting claims for reimbursement. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the estimated liability recorded by the Company at December 31, 2012.

The timing and amount of reimbursements from our insurers will vary due to the lag between when ITT pays an amount to defend or settle a claim and when a reimbursement is received, differing policy terms, and certain gaps in our insurance coverage as a result of uninsured periods, insurer insolvencies, and prior agreements with our insurers.

The Company retains an insurance consulting firm to assist management in estimating probable recoveries for pending asbestos claims and for claims estimated to be filed over the next 10 years based on the analysis of policy terms, the likelihood of recovery provided by external legal counsel assuming the continued viability of those insurance carriers that are currently solvent, incorporating risk mitigation judgments where policy terms or other factors are not certain, and allocating asbestos settlement and defense costs between our insurers.

Based on the estimated undiscounted asbestos liability as of December 31, 2012 (for claims filed or estimated to be filed over the next 10 years), we have estimated that we will be able to recover 45% of asbestos indemnity and defense costs from our insurers. However, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended and such cash payments will continue for a number of years beyond the next 10 years due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. Actual insurance reimbursements may vary from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain policies from some of our primary insurers will exhaust within the next 10 years. In the tenth year of our estimate, our insurance recoveries are currently projected to be approximately 24%. Future recovery rates may be impacted by other factors, such as future insurance settlements, unforeseen insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.

Our estimated asbestos liability and related receivables are based on management’s best estimate of future events largely based on past experience; however, past experience may not prove a reliable predictor of the future. Future events affecting the key assumptions and other variables for either the asbestos liability or the related receivables could cause actual costs and recoveries to be materially higher or lower than currently estimated. For example, a significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed and the quality of the product identification, or a significant upward or downward trend in the costs of defending claims, could change the estimated liability, as would substantial adverse verdicts at trial that withstand appeal. A legislative solution, structured settlement transaction, or significant change in relevant case law could also change the estimated liability. Further, the bankruptcy of an insurer or settlements with our insurers, whether through coverage-in-place agreements or policy buyouts, could change the estimated amount of recoveries.

Furthermore, any predictions with respect to the variables impacting our estimate of the asbestos liability and related asset are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims for years beyond the next 10 years at this time. Accordingly, no accrual or receivable has been recorded for any costs which may be incurred for claims asserted subsequent to 2022.

Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims which may be filed beyond the next 10 years, it is not possible to predict the ultimate cost of resolving all pending and estimated unasserted asbestos claims. We believe it is possible that the future events affecting the key factors and other variables within the next 10 years, as well as the cost of asbestos claims filed beyond the next 10 years, net of expected recoveries, could have a material adverse effect on our financial statements.

As part of our ongoing review of our estimated asbestos exposure and related receivables, each quarter we assess the most recent data available underlying the key assumptions related to mesothelioma and lung cancer (e.g., claims filed, claims settled and dismissed, acceptance rates, average settlement values), comparing the data to the expectations on which the most recent annual liability and asset estimates were based. In addition to evaluating ITT’s claims experience, the Company also considers additional quantitative and qualitative factors such as significant appellate rulings and legislative developments, and their respective effects on estimated future filings and settlement values, and trends in the tort system. Our quarterly procedures also involve a review of our assumed recovery rates, considering changes in the financial wherewithal of the insurers and the effect of settlements or other agreements with insurers. Provided the quarterly review does not indicate a more detailed evaluation of our asbestos exposure is required, each quarter, we record a net asbestos expense to maintain a rolling 10-year time horizon. In the third quarter each year we conduct a detailed study with the assistance of outside consultants to review and update, as appropriate, the underlying assumptions used to estimate our asbestos liability and related assets, including a reassessment of the time horizon over which a reasonable estimate of unasserted claims can be projected.

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

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of differences between the financial reporting and tax bases of assets and liabilities, applying currently enacted tax rates in effect for the year in which we expect the differences will reverse. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes to our estimate of the amount we are more likely than not to realize as a valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate. The ultimate realization of deferred tax assets depends on the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible.

The Company assesses all available positive and negative evidence regarding the realizability of its deferred tax assets. Significant judgment is required in assessing the need for any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including the future reversal of existing taxable temporary differences, taxable income in carryback periods, prudent and feasible tax planning strategies, estimated future taxable income, and whether we have a recent history of losses. The valuation allowance can be affected by changes to tax regulations, interpretations and rulings, changes to enacted statutory tax rates, and changes to future taxable income estimates.

Beginning in 2011, the Company was in a cumulative three-year loss position, which we weighted as a significant source of negative evidence indicating the need for a valuation allowance on our net deferred tax assets. Despite income in 2012, the Company continues to be in a three year cumulative loss position. Management determined that the size and frequency of the losses from continuing operations in recent years and the uncertainty associated with projecting future taxable income supported the conclusion that a valuation allowance was required to reduce its deferred tax assets. If ITT achieves profitability in future periods, then management will evaluate whether its recent history of profitability constitutes sufficient positive evidence to support a reversal of a portion, or all, of the remaining valuation allowance. In 2012, we recorded an additional valuation allowance related to U.S. deferred tax assets primarily because of a determination that it is more likely than not that the current year temporary differences expected to reverse in future years will not be realized as the Company does not expect to be able to carryback such amounts to prior years.

Our effective tax rate reflects the impact of certain undistributed foreign earnings for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the U.S. We plan foreign earnings remittance amounts based on projected cash flow needs, as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount we will distribute to the U.S. and accrue U.S. federal taxes on these planned foreign remittance amounts. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate. Our provision for income taxes could be adversely impacted by changes in our geographic mix of earnings or changes in the enacted tax rates in the jurisdictions in which we conduct our business.

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

We adjust our liability for uncertain tax positions in light of changing facts and circumstances; however, the ultimate resolution of a tax examination may differ from the amounts recorded in the financial statements for a number of reasons, including the Company’s decision to settle rather than litigate a matter, relevant legal precedent related to similar matters, and the Company’s success in supporting its filing positions with the tax authorities. If our estimate of tax liabilities proves different than the ultimate outcome, such differences will affect the provision for income taxes in the period in which such determination is made.

Postretirement Plans

ITT sponsors numerous defined benefit pension and other postretirement benefit plans for employees around the world (collectively, postretirement benefit plans). Postretirement benefit obligations for domestic plans are generally determined on a flat dollar benefit formula and years of service. Foreign plan benefit obligations are primarily determined based on participant years of service, future compensation, and age at retirement or termination. The determination of projected benefit obligations and the recognition of expenses related to postretirement benefit plans are dependent on various assumptions that are judgmental and developed in consultation with our actuaries and other advisors. The assumptions involved in the measurement of our postretirement benefit plan obligations and net periodic postretirement costs primarily relate to discount rates, long-term expected rates of return on plan assets, and mortality and termination rates. Actual results that differ from our assumptions are accumulated and are amortized generally over the estimated future working life of the plan participants.

Significant Assumptions

Management develops each assumption using relevant Company experience, in conjunction with market-related data for each individual country in which such plans exist. All assumptions are reviewed with external advisors and adjusted as necessary. The table included below provides the weighted average assumptions used to estimate our defined benefit pension obligations and costs as of and for the years ended 2012 and 2011.

	2012		2011
	U.S.	Int’l	U.S.	Int’l
Obligation Assumptions:
Discount rate	4.1%	3.1%	4.8%	4.8%
Cost Assumptions:
Discount rate	4.8%	4.8%	5.7%	5.0%
Expected return on plan assets	8.0%	4.7%	9.0%	4.8%

The assumed discount rates reflect our expectation of the present value of expected future cash payments for benefits at the measurement date. A decrease in the discount rate increases the present value of benefit obligations and increases net periodic postretirement cost. We base the discount rate assumption on investment yields of high-quality fixed income securities at the measurement date during the benefit payment period. The discount rates were determined by considering an interest rate yield curve comprised of high quality corporate bonds, with maturities between zero and thirty years. Annual benefit payments are then discounted to present value using this yield curve to develop a single-point discount rate matching the plan’s expected payment characteristics. Our weighted average discount rate for all postretirement benefit plan obligations, including foreign affiliate plans, at December 31, 2012 is 3.9%.

We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, we estimate future returns based on independent estimates of asset class returns weighted by the target investment allocation and evaluate historical broad market returns over long-term timeframes based on our target asset allocation, which is detailed in Note 16, “Postretirement Benefit Plans,” to the Consolidated Financial Statements. Based on this approach, our weighted average expected return on plan assets for all postretirement benefit plans, including foreign affiliate plans, at December 31, 2012 is 8.0%.

Prior to the Distribution of Exelis and Xylem, the Company’s U.S. postretirement plans participated in a master trust that invested in asset classes that historically generated asset returns in excess of the expected long-term rate of return on plan assets. With the distribution of certain postretirement benefit plans and their respective plan assets to Exelis and Xylem, we developed a new target asset allocation that is expected to generate a lower level of returns on plan assets than were realized in the past. Accordingly, in 2012, we reduced our long-term expected rate of return on plan assets. For postretirement plans that participate in the current master trust and participated in the master trust distributed to Exelis, the chart below shows actual returns compared to the expected long-term returns for our U.S. postretirement plans that were utilized in the calculation of the net periodic postretirement cost for each respective year.

	2012	2011	2010
Expected long-term rate of return on plan assets	8.0%	9.0%	9.0%
Actual rate of return on plan assets	11.1%	(3.2)%	14.1%

For the recognition of net periodic postretirement cost, the calculation of the expected return on plan assets is generally derived using a market-related value of plan assets based on average asset values at the measurement date over the last five years. The use of fair value, rather than a market-related value, of plan assets could materially affect net periodic postretirement cost.

Assumption Sensitivity

A 25 basis point increase or decrease in the expected rate of return on plan assets, discount rate, or rate of future compensation increases, would not have a material effect on 2012 net periodic postretirement cost. We estimate that every 25 basis point change in the discount rate impacts the funded status of our postretirement benefit plans by approximately $18.2. Similarly, every five percentage point change in the fair value of plan assets impacts the funded status by approximately $12.8.

Goodwill and Other Intangible Assets

We review goodwill and indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We also review the carrying value of our finite-lived intangible assets for potential impairment when impairment indicators arise. We conduct our annual impairment tests as of the first day of the fourth quarter. When reviewing for impairment, we may opt to make an initial qualitative evaluation which considers present events and circumstances, to determine the likelihood of impairment. If the likelihood of impairment is not considered to be more likely than not, then no further testing is performed. We perform a two-step impairment test for goodwill. In the first step, we compare the estimated fair value of each reporting unit to its carrying value. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then we must perform the second step of the impairment test in order to measure the impairment loss to be recorded, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. In our annual impairment test for indefinite-lived intangible assets, we compare the fair value of those assets to their carrying value. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value.

We estimate the fair value of our reporting units and intangible assets with indefinite lives using an income approach, corroborated by market multiples when appropriate. Under the income approach, we calculate fair value based on the present value of estimated future cash flows.

Determining the fair value of a reporting unit or an indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions and the identification of appropriate market comparable data. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also requires judgment. Goodwill is tested for impairment at the reporting unit level, which, based on the applicable accounting guidance, is either the operating segment or one level below (e.g., the divisions of our Control Technology segment). The fair value of our reporting units and indefinite-lived intangible assets are based on estimates and assumptions that are believed to be reasonable. Significant changes to these estimates and assumptions could adversely impact our conclusions. Actual future results may differ from those estimates. Further, had different reporting units been identified or had different valuation techniques or assumptions been utilized, the results of our impairment tests could have resulted in an impairment loss, which could have been material.

The 2012 annual goodwill impairment test indicated that the fair value of each reporting unit was significantly in excess of its respective carrying value. The reporting unit with the lowest passing margin as of the 2012 goodwill impairment test had $49.0 of goodwill and had a passing margin of 41%. Accordingly, no reporting unit with significant goodwill was considered to be at risk of failing step one of the goodwill impairment test. In order to evaluate the sensitivity of the fair value estimates on the goodwill impairment test, we applied a hypothetical 100 basis point increase to the discount rates utilized, a ten percent reduction in expected future cash flows, and reduced the assumed future growth rates of each reporting unit by 100 basis points. These hypothetical changes did not result in any reporting unit failing step one of the impairment test.

Further, our 2012 annual indefinite-lived intangible asset impairment test did not result in an impairment charge as the estimated fair value of the assets significantly exceeded their carrying values. For one indefinite-lived intangible asset, we performed a qualitative assessment of the asset’s recoverability due to the significant amount by which the asset’s fair value has historically exceeded its carrying value. As a result of this assessment, it was determined that it was not more likely than not that the asset was impaired and a quantitative test was not performed.

Environmental Liabilities

We are subject to various federal, state, local and foreign environmental laws and regulations that require environmental assessment or remediation efforts. Accruals for environmental exposures are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Significant judgment is required to determine both the likelihood of a loss and the estimated amount of loss. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in estimating our reserve for environmental liabilities. Our environmental reserve of $96.1 at December 31, 2012, represents management’s estimate of undiscounted costs expected to be incurred related to environmental assessment or remediation efforts, as well as related legal fees, without regard to potential recoveries from insurance companies or other third parties. Our estimated liability is reduced to reflect the participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective share of the relevant costs. Our environmental accruals are reviewed and adjusted for progress of investigation and remediation efforts and as additional technical or legal information become available, such as the impact of negotiations with regulators and other potentially responsible parties, settlements, rulings, advice of legal counsel, and other current information.

We closely monitor our environmental responsibilities, together with trends in the environmental laws. Environmental remediation reserves are subject to numerous inherent uncertainties that affect our ability to estimate our share of the costs. Such uncertainties involve incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the nature and extent of contamination at each site, the extent of remediation required under existing regulations, our share of any remediation liability, if any, widely varying cost estimates associated with potential alternative remedial approaches, the length of time required to remediate a particular site, the potential effects of continuing improvements in remediation technology, and changes in environmental standards and regulatory requirements. While environmental laws and regulations are subject to change, the nature of such change is inherently unpredictable and the timing of potential changes is uncertain. The effect of legislative or regulatory changes on environmental standards could be material to the Company’s financial statements. Additionally, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments, or financial insolvency of other potentially responsible parties could have a material adverse effect on our financial statements.

Although it is not possible to predict with certainty the ultimate costs of environmental remediation, the reasonably possible range of our estimated environmental liability at December 31, 2012 was $76.9 to $167.1.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements,” in the Notes to the Consolidated Financial Statements for a complete discussion of recent accounting pronouncements. There were no new pronouncements which we expect to have a material impact on our financial statements in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our global operating and financing activities, we are exposed to market risks from changes in foreign currency exchange rates, interest rates, and commodity prices, which may adversely affect our operating results and financial position. The impact from changes in market conditions is generally minimized through our normal operating and financing activities. However, we may use derivative instruments, primarily forward contracts, interest rate swaps and futures contracts, to manage some of these exposures. We do not use derivative financial instruments for trading or other speculative purposes. To minimize the risk of counterparty non-performance, derivative instruments are entered into with major financial institutions and there is no significant concentration with any one counterparty. A summary of our accounting policies for derivatives is included in Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements.

Foreign Currency Exchange Rate Exposures

Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. In connection with the Bornemann acquisition, we assumed certain foreign currency contracts related to forecasted transactions with third-parties. As of December 31, 2012, we had a total of ten derivative contracts in place with an aggregate notional amount of $48.0 and related net fair value of $0.4. These forward contracts are all short-term in duration, generally maturing within three months from contract date. The derivative contracts offset specific risks related to receipts from customers and intercompany transaction. Our principal currency exposures relate to the Euro, Chinese Renminbi, South Korean Won, Hong Kong Dollar, Mexican Peso, British Pound, Czech Koruna, Brazilian Real, Australian Dollar and Canadian Dollar. We estimate that a hypothetical 10% adverse movement in foreign currency rates to which we are exposed would not be material to our financial statements.

Effective January 1, 2010, Venezuela was determined to be a highly inflationary economy and we changed the functional currency of our operations in Venezuela to the U.S dollar. On February 8, 2013, Venezuela announced a devaluation of the Bolivar. Given our limited presence in Venezuela, the devaluation, as well as the highly inflationary accounting treatment has not resulted in, nor is it expected to have, a material impact on our financial statements.

Interest Rate Exposures

As of December 31, 2012, we do not have a material exposure to interest rate risk as our outstanding debt is $24.8 and a significant portion is fixed rate in nature.

In connection with the Bornemann acquisition, we assumed two interest rate swaps, both of which remain outstanding at December 31, 2012. The aggregate notional of the interest rate swaps was $7.9 and their fair value was $0.2. These interest rate swap agreements modify our exposure to interest rate risk by converting a portion of the floating-rate debt to a fixed rate. Changes in the fair value of the interest rate swaps are recorded in earnings as the interest rate swaps do not qualify for hedge accounting.

We issue commercial paper, which exposes us to changes in interest rates; however, we do not have an outstanding commercial paper balance as of December 31, 2012. We do not account for our long-term debt using the fair value option.

Commodity Price Exposures

Portions of our business are exposed to volatility in the prices of certain commodities, such as steel, gold, copper, nickel, iron, aluminum and tin, as well as specialty alloys, including titanium. Our primary exposure to commodity price volatility resides with the use of these materials in purchased component parts. We generally maintain long-term fixed price contracts on raw materials and component parts; however, we are prone to exposure as these contracts expire. We evaluate hedging opportunities to mitigate or minimize the risk of operating margin erosion resulting from the volatility of commodity prices. We estimate that a hypothetical 10% adverse movement in prices for raw metal commodities would not be material to the financial statements.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) of the Act) as of December 31, 2012. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

For purposes of evaluating internal controls over financial reporting, management determined that the internal controls of Joh. Heinr. Bornemann GmbH (Bornemann), which the Company acquired on November 28, 2012, would be excluded from the internal control assessment as of December 31, 2012, due to the timing of the closing of the acquisition and as permitted by the rules and regulations of the U.S. Securities and Exchange Commission. For the year ended December 31, 2012, Bornemann constituted 10.3% of total assets and 0.5% of total revenues of the Company.

Based on this assessment, management determined that, as of December 31, 2012, the Company maintained effective internal control over financial reporting.

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

Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act (ITRA)

This disclosure is made pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) which added a new subsection (r) to Section 13 of the Securities Exchange Act of 1934 requiring a public reporting issuer to disclose in its annual or quarterly reports whether it or any affiliates have knowingly engaged in specified activities or transactions relating to Iran, including activities conducted outside the United States by non-U.S. affiliates in compliance with local law.

On November 28, 2012, ITT acquired all the shares of Bornemann, a manufacturer of pumps and systems utilized in the oil & gas, marine, food and pharmaceutical industries, headquartered in Germany. In accordance with U.S. regulations prohibiting business with Iran by U.S. persons and their owned or controlled non-U.S. affiliates, Bornemann agreed in connection with its acquisition by ITT to terminate all contracts with companies in Iran, which agreement was memorialized in the Share Purchase Agreement. Bornemann sent contract termination notices having immediate effect to those companies on November 28, 2012.

Following issuance of the termination notices, Bornemann received from Oil & Energy Industries Development Q. Co. (OEID), a prepayment of approximately €670,000 for future services under one of the terminated contracts. The terminated contract involved an adaption and start-up of pump systems that Bornemann had shipped prior to its acquisition by ITT.

On December 26, 2012, the Office of Foreign Assets Control of the U.S. Department of the Treasury (OFAC) issued a General License authorizing foreign subsidiaries of U.S. companies through March 8, 2013, to wind down any ongoing transactions or dealings involving Iran that would otherwise be unlawful under ITRA Section 218, which extended the U.S. sanctions against Iran to non-U.S. entities owned or controlled by U.S. companies. Pursuant to the General License, and in an effort to resolve and mitigate the issues surrounding termination of the contract, Bornemann will be performing certain wind-down services under the terminated OEID contract. Profit from these activities will not be known until the end of the first quarter of 2013. Upon expiration of the permissible wind-down period on March 8, 2013, Bornemann will not provide any goods or services in Iran or related to the terminated contract.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ITT Corporation

White Plains, New York

We have audited the internal control over financial reporting of ITT Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Joh. Heinr. Bornemann GmbH (Bornemann Pumps), which was acquired on November 28, 2012 and whose financial statements constitute 10.3% of total assets and 0.5% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Bornemann Pumps. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements.

/S/ DELOITTE & TOUCHE LLP
Stamford, Connecticut

February 27, 2013

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 with respect to directors is incorporated herein by reference to the portions of the definitive proxy statement for the Company’s 2012 annual meeting of shareholders to be filed pursuant to Regulation 14A of the Exchange Act set forth under the captions “1. Election of Directors,” “Information About the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee.”

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

ITT has also adopted a written code of ethics, the “Code of Conduct,” which is applicable to all ITT directors, officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and other executive officers identified pursuant to this Item 10 (collectively, the Selected Officers). The Code of Conduct is available on the Company’s website at http://www.itt.com/news/publications/. In accordance with the SEC’s rules and regulations, a copy of the code was filed as an exhibit to the 2002 Form 10-K and has been posted on our website and a copy of the code is also available to any shareholder who requests it. ITT intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.itt.com.

Pursuant to New York Stock Exchange (NYSE) Listing Company Manual Section 303A.12(a), the Company submitted a Section 12(a) CEO Certification to the NYSE in 2012. The Company also filed with the SEC, as exhibits to the Company’s current Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 set forth under the captions “Executive Compensation” and “2012 Non-Management Director Compensation.”

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as a part of this report:

1.	See Index to Consolidated Financial Statements appearing on page 61 for a list of the financial statements filed as a part of this report.

2.	See Exhibit Index beginning on pages II-3 for a list of the exhibits filed or incorporated herein as a part of this report.

(b)	Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements filed as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ITT Corporation

White Plains, New York

We have audited the accompanying consolidated balance sheets of ITT Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITT Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP
Stamford, Connecticut

February 27, 2013

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) YEARS ENDED DECEMBER 31	2012	2011	2010
Revenue	$2,227.8	$2,085.6	$1,890.7
Costs of revenue	1,547.6	1,440.6	1,286.8
Gross profit	680.2	645.0	603.9
Sales and marketing expenses	180.4	163.6	164.0
General and administrative expenses	221.7	166.3	176.4
Research and development expenses	62.7	63.5	59.3
Asbestos-related costs, net	50.9	100.4	384.8
Transformation costs	13.0	396.1	–
Operating income (loss)	151.5	(244.9)	(180.6)
Interest expense	0.1	76.4	97.1
Interest income	2.8	4.1	10.8
Miscellaneous expense (income), net	5.1	(1.3)	5.7
Income (loss) from continuing operations before income tax	149.1	(315.9)	(272.6)
Income tax expense (benefit)	39.6	260.6	(142.2)
Income (loss) from continuing operations	109.5	(576.5)	(130.4)
Earnings from discontinued operations, net of tax	15.9	447.0	934.7
Net income (loss)	$125.4	$(129.5)	$804.3
Basic Earnings Per Share:
Continuing operations	$1.18	$(6.22)	$(1.42)
Discontinued operations	0.17	4.82	10.17
Net income (loss)	$1.35	$(1.40)	$8.75
Diluted Earnings Per Share:
Continuing operations	$1.16	$(6.22)	$(1.42)
Discontinued operations	0.17	4.82	10.17
Net income (loss)	$1.33	$(1.40)	$8.75
Weighted average common shares – basic	93.0	92.8	92.0
Weighted average common shares – diluted	94.1	92.8	92.0
Cash dividends declared per common share	$0.364	$1.591	$2.00

The accompanying Notes to Consolidated Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS) YEARS ENDED DECEMBER 31	2012	2011	2010
Net income (loss)	$125.4	$(129.5)	$804.3
Other comprehensive income (loss):
Net foreign currency translation adjustment	4.7	(38.8)	(74.4)
Net change in postretirement benefit plans, net of tax impacts of $0, $399.0 and $(18.0), respectively	(42.3)	(508.5)	28.7
Net change in unrealized loss on investment securities, net of tax impacts of $1.0, $7.8 and $(0.3), respectively	1.0	(12.8)	(0.6)
Other comprehensive loss	(36.6)	(560.1)	(46.2)
Comprehensive income (loss)	$88.8	$(689.6)	$758.1
Disclosure of reclassification adjustments:
Net change in postretirement benefit plans, net of tax:
Prior service credit (cost), net of tax (expense) benefit of $0, $(1.0) and $1.1, respectively	$3.1	$2.0	$(1.8)
Net actuarial loss, net of tax benefit of $0, $443.1 and $14.5, respectively	(56.7)	(580.8)	(23.7)
Foreign currency translation	(0.4)	–	–
Unrealized changes in postretirement benefit plans, net of tax	(54.0)	(578.8)	(25.5)
Amortization of prior service costs, net of tax benefit of $0, $(1.0) and $(0.9), respectively	0.8	1.6	1.4
Amortization of net actuarial loss, net of tax benefit of $0, $(42.1) and $(32.7), respectively	10.9	68.7	52.8
Total amortization from accumulated other comprehensive loss into net periodic postretirement cost, net of tax	11.7	70.3	54.2
Net change in postretirement benefit plans, net of tax	$(42.3)	$(508.5)	$28.7
Net change in unrealized loss on investment securities, net of tax:
Unrealized holding (losses) gains arising during period, net of tax benefit (expense) of $0, $1.7 and $(2.8), respectively	$–	$(2.8)	$4.5
Realized losses (gains) arising during the period, net of tax expense of $1.0, $6.1 and $3.1, respectively	1.0	(10.0)	(5.2)
Net change in unrealized loss on investment securities, net of tax	$1.0	$(12.8)	$(0.7)

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of comprehensive income.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) DECEMBER 31	2012	2011
Assets
Current assets:
Cash and cash equivalents	$544.5	$689.8
Receivables, net	440.3	390.5
Inventories, net	304.2	248.1
Other current assets	251.4	433.3
Total current assets	1,540.4	1,761.7
Plant, property and equipment, net	373.1	321.4
Goodwill	651.4	497.5
Other intangible assets, net	123.3	76.6
Asbestos-related assets	525.3	821.3
Other non-current assets	172.6	193.0
Total non-current assets	1,845.7	1,909.8
Total assets	$3,386.1	$3,671.5
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$347.0	$361.1
Accrued liabilities	458.3	472.9
Total current liabilities	805.3	834.0
Asbestos-related liabilities	1,255.0	1,529.1
Postretirement benefits	330.3	315.4
Other non-current liabilities	292.3	298.2
Total non-current liabilities	1,877.6	2,142.7
Total liabilities	2,682.9	2,976.7
Shareholders’ Equity:
Common stock: Authorized – 250 shares, $1 par value per share (104.0 and 104.1 shares issued, respectively(a))
Outstanding – 92.1 shares and 93.5, respectively(a)	91.9	93.1
Retained earnings	898.8	852.6
Accumulated other comprehensive loss:
Postretirement benefit plans	(195.5)	(153.2)
Cumulative translation adjustments	(91.7)	(96.4)
Unrealized loss on investment securities	(0.3)	(1.3)
Total shareholders’ equity	703.2	694.8
Total liabilities and shareholders’ equity	$3,386.1	$3,671.5

(a)	Shares issued and outstanding include unvested restricted common stock of 0.2 and 0.4 at December 31, 2012 and 2011, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS) YEARS ENDED DECEMBER 31	2012	2011	2010
Operating Activities
Net income (loss)	$125.4	$(129.5)	$804.3
Less: Income from discontinued operations	15.9	447.0	934.7
Income (loss) from continuing operations	109.5	(576.5)	(130.4)
Adjustments to loss from continuing operations
Depreciation and amortization	71.1	71.3	64.2
Stock-based compensation	12.4	11.5	13.7
Asbestos-related costs, net	50.9	100.4	384.8
Transformation costs	13.0	396.1	–
Deferred income taxes	34.1	302.4	(110.4)
Asbestos-related payments, net	(20.1)	(22.0)	–
Transformation-related payments	(47.3)	(355.0)	–
Contributions to postretirement plans	(71.0)	(30.8)	(13.7)
Changes in assets and liabilities (net of acquisitions):
Change in receivables	(17.7)	(71.0)	1.9
Change in inventories	(8.7)	(37.0)	(39.3)
Change in accounts payable	(4.3)	3.3	82.6
Change in accrued expenses	(10.1)	34.8	(56.6)
Change in accrued income taxes	84.1	(97.5)	(255.8)
Other, net	51.2	(52.4)	(15.2)
Net Cash – Operating activities	247.1	(322.4)	(74.2)
Investing Activities
Capital expenditures	(83.8)	(102.3)	(126.3)
Acquisitions, net of cash acquired	(193.2)	(15.6)	(9.5)
Proceeds from sale of discontinued operations and other assets	39.5	10.4	1.2
Purchases of investments	(38.2)	–	–
Other, net	1.0	1.0	(0.4)
Net Cash – Investing activities	(274.7)	(106.5)	(135.0)
Financing Activities
Short-term debt, net	(24.8)	3.5	(56.0)
Long-term debt repaid	(1.0)	(1,318.7)	(78.8)
Long-term debt issued	1.3	–	0.1
Proceeds from issuance of common stock	58.0	60.0	33.5
Repurchase of common stock	(116.8)	(6.6)	(6.0)
Tax benefit from share-based compensation	6.4	7.2	6.0
Dividends paid	(34.2)	(193.0)	(176.4)
Contributions from Exelis and Xylem, net	–	1,671.0	–
Distributions of Exelis and Xylem, net	–	699.9	525.7
Other, net	3.1	(1.0)	–
Net Cash – Financing activities	(108.0)	922.3	248.1
Exchange rate effects on cash and cash equivalents	(4.0)	(9.4)	(22.1)
Discontinued operations:
Operating activities	(3.2)	561.2	1,284.4
Investing activities	(0.1)	(467.3)	(984.7)
Financing activities	(2.4)	(527.1)	(503.8)
Exchange rate effects on cash and cash equivalents	–	6.7	4.0
Net Cash – Discontinued operations	(5.7)	(426.5)	(200.1)
Net change in cash and cash equivalents	(145.3)	57.5	(183.3)
Cash and cash equivalents – beginning of year	689.8	1,032.3	1,215.6
Cash and cash equivalents – end of year	544.5	1,089.8	1,032.3
Less: Cash and cash equivalents of discontinued operations – end of period	–	–	(826.3)
Less: Cash and cash equivalents distributed to Exelis and Xylem	–	(400.0)	–
Cash and Cash Equivalents of Continuing Operations – End of Period	544.5	689.8	206.0
Supplemental Cash Flow Disclosures
Cash paid (received) during the year for:
Interest	2.3	80.2	91.7
Income taxes, net of refunds received	$(100.9)	$140.0	$342.6

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of cash flows.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN MILLIONS)	SHARES			DOLLARS
YEARS ENDED DECEMBER 31	2012	2011	2010	2012	2011	2010
Common Stock
Common stock, beginning balance	93.1	91.5	90.8	$93.1	$91.5	$90.8
Activity from stock incentive plans	4.0	1.7	0.8	4.0	1.7	0.8
Share repurchases	(5.2)	(0.1)	(0.1)	(5.2)	(0.1)	(0.1)
Common stock, ending balance	91.9	93.1	91.5	$91.9	$93.1	$91.5
Retained Earnings
Retained earnings, beginning balance				$852.6	$5,441.9	$4,761.9
Net income (loss)				125.4	(129.5)	804.3
Cash dividends declared on common stock				(34.2)	(147.2)	(184.0)
Activity from stock incentive plans				74.1	103.4	65.6
Share repurchases				(111.6)	(6.5)	(5.9)
Distribution of Exelis and Xylem				(7.3)	(4,409.5)	–
Purchase of noncontrolling interest				(0.2)	–	–
Retained earnings, ending balance				$898.8	$852.6	$5,441.9
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance				$(153.2)	$(1,359.5)	$(1,388.2)
Net change in postretirement benefit plans				(42.3)	(508.5)	28.7
Distribution of Exelis and Xylem				–	1,714.8	–
Postretirement benefit plans, ending balance				$(195.5)	$(153.2)	$(1,359.5)
Cumulative translation adjustment, beginning balance				$(96.4)	$275.8	$350.2
Net cumulative translation adjustment				4.7	(38.8)	(74.4)
Distribution of Exelis and Xylem				–	(333.4)	–
Cumulative translation adjustments, ending balance				$(91.7)	$(96.4)	$275.8
Unrealized (loss) gain on investment securities, beginning balance				$(1.3)	$11.5	$12.1
Net change in unrealized gain (loss) on investment securities				1.0	(12.8)	(0.6)
Unrealized (loss) gain on investment securities, ending balance				$(0.3)	$(1.3)	$11.5
Total accumulated other comprehensive loss				$(287.5)	$(250.9)	$(1,072.2)
Total Shareholders’ Equity
Total shareholders’ equity, beginning balance				$694.8	$4,461.2	$3,826.8
Net change in common stock				(1.2)	1.6	0.7
Net change in retained earnings				46.2	(4,589.3)	680.0
Net change in accumulated other comprehensive loss				(36.6)	821.3	(46.3)
Total shareholders’ equity, ending balance				$703.2	$694.8	$4,461.2

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of changes in shareholders’ equity.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

NOTE 1

Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

ITT Corporation is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation, and industrial markets. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT operates through four segments: Industrial Process consisting of industrial pumping and complementary equipment; Motion Technologies consisting of friction and shock & vibration equipment; Interconnect Solutions (ICS) consisting of electronic connectors; and Control Technologies consisting of fluid handling, motion control and vibration and shock isolation products. Financial information for our segments is presented in Note 21, “Segment Information.”

Basis of Presentation

The Consolidated Financial Statements and Notes thereto were prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, asbestos-related liabilities and recoveries from insurers, revenue recognition, unrecognized tax benefits, deferred tax valuation allowances, projected benefit obligations for postretirement plans, accounting for business combinations, goodwill and other intangible asset impairment testing, environmental liabilities and recoveries from insurers, allowance for doubtful accounts and inventory valuation. Actual results could differ from these estimates.

Prior year restructuring and asset impairment charges, net have been combined with general and administrative expenses to conform to the current year presentation.

On October 31, 2011, we completed a one-for-two reverse stock split (1:2 Reverse Stock Split) of ITT’s issued and outstanding common stock. The par value of our common stock remained $1 per share following the 1:2 Reverse Stock Split. All common stock shares authorized, issued and outstanding, as well as share prices and earnings per share give effect to the 1:2 Reverse Stock Split in all periods presented.

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

Effective January 1, 2011, we adopted amended guidance on the accounting for revenue arrangements that contain multiple elements. The amended guidance was applied to new arrangements or arrangements materially modified on or after January 1, 2011 on a prospective basis. Adoption of the amended guidance did not have a material effect on ITT’s financial statements.

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

Asbestos-Related Liabilities and Assets

ITT has been named as a defendant in numerous product liability lawsuits alleging personal injury due to asbestos exposure. We accrue the estimated value of pending claims and unasserted claims estimated to be filed over the next 10 years, including legal fees, on an undiscounted basis. Assumptions utilized in estimating the liability for both pending and unasserted claims include: disease type, average settlement costs, percentage of claims settled or dismissed, the number of claims estimated to be filed against the Company in the future and the costs to defend such claims.

The Company has also recorded an asbestos-related asset, comprised of insurance receivables. The asbestos-related asset represents our best estimate of probable recoveries from third parties for pending claims, as well as unasserted claims estimated to be filed over the next 10 years. In developing this estimate, the Company considers coverage-in-place and other settlement agreements with its insurers, as well as a review of expected levels of future cost recovery, the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, and interpretation of the various policy and contract terms and limits and their interrelationships.

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

Postretirement Benefit Plans

ITT sponsors pension and other employee-related defined benefit plans (collectively, postretirement benefit plans) for employees around the world. Postretirement benefit obligations are generally determined, where applicable, based on participant years of service, future compensation, and age at retirement or termination. The determination of projected benefit obligations and the recognition of expenses related to postretirement benefit plans are dependent on various assumptions that are judgmental. The assumptions involved in the measurement of our postretirement benefit plan obligations and net periodic postretirement costs primarily relate to discount rates, long-term expected rates of return on plan assets, mortality and termination rates, and other factors. Management develops each assumption using relevant Company experience in conjunction with market-related data for each individual country in which such plans exist. Actual results that differ from our assumptions are accumulated and are amortized generally over the estimated future working life of the plan participants. For the recognition of net periodic postretirement cost, the calculation of the long-term expected return on plan assets is generally derived using a market-related value of plan assets based on yearly average asset values at the measurement date over the last five years.

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

Stock-Based Compensation

Stock-based awards issued to employees and non-employee directors include non-qualified stock options, restricted stock awards, restricted stock units, and certain liability-based awards. Compensation costs resulting from share-based payment transactions are recognized primarily within general and administrative expenses, at fair value over the requisite service period (typically three years) on a straight-line basis. The amount of compensation recognized includes an adjustment based on an estimate of awards ultimately expected to vest. The fair value of a non-qualified stock option is determined on the date of grant using a binomial lattice pricing model incorporating multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The fair value of restricted stock awards is determined using the closing price of the Company’s common stock on date of grant. The fair value of our liability-based awards, including cash awards under our Total Shareholder Return (TSR) award plan, is measured using a Monte Carlo simulation and is remeasured at the end of each reporting period.

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

Income Taxes

We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred income tax assets and liabilities are determined based on the estimated future tax effects of differences between the financial reporting and tax bases of assets and liabilities, applying currently enacted tax rates in effect for the year in which we expect the differences will reverse. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible.

We record a valuation allowance against our deferred tax assets when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence regarding the realizability of its deferred tax assets, including the future reversal of existing taxable temporary differences, taxable income in carryback periods, prudent and feasible tax planning strategies, estimated future taxable income, and whether we have a recent history of losses. The valuation allowance can be affected by changes to tax regulations, interpretations and rulings, changes to enacted statutory tax rates, and changes to future taxable income estimates.

We have not provided deferred tax liabilities for the impact of U.S income taxes on undistributed foreign earnings which we plan to reinvest indefinitely outside the U.S. We plan foreign earnings remittance amounts based on projected cash flow needs, as well as the working capital and long-term investment requirements of foreign subsidiaries and our domestic operations.

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

Cash and Cash Equivalents

ITT considers all highly liquid investments purchased with an original maturity or remaining maturity at time of purchase of three months or less to be cash equivalents. Cash equivalents primarily include fixed-maturity time deposits and money market investments. We record the fixed maturity time deposits at amortized cost and accrue interest during the maturity period.

Concentrations of Credit Risk

Financial instruments that potentially subject ITT to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable from trade customers, investments and derivatives. We maintain cash and cash equivalents with various financial institutions located in different geographical regions, and our policy is designed to limit exposure to any individual counterparty. As part of our risk management processes, we perform periodic evaluations of the relative credit standing of the financial institutions. We have not sustained any material credit losses during the previous three years from financial instruments held at financial institutions.

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

Allowance for Doubtful Accounts

We determine our allowance for doubtful accounts using a combination of factors to reduce our trade receivables balances to their estimated net realizable amount. We maintain an allowance for doubtful accounts based on a variety of factors; including the length of time receivables are past due, macroeconomic trends and conditions, significant one-time events, historical experience and the financial condition of our customers. We record a specific reserve for individual accounts when we become aware of specific customer circumstances, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable. If circumstances related to the specific customer change, we adjust estimates of the recoverability of receivables as appropriate.

Inventories

Inventories, which include the costs of material, labor and overhead, are stated at the lower of cost or market, with cost generally computed on a first-in, first-out (FIFO) basis. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value and are charged to cost of sales. At the point of loss recognition, a new cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in a recovery in carrying value. Inventories valued under the last-in, first-out (LIFO) method represent 16.3% and 18.0% of total 2012 and 2011 inventories, respectively. We have a LIFO reserve of $8.1 and $8.2 recorded as of December 31, 2012 and 2011, respectively.

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

Investments

As of December 31, 2012, we hold investments in time deposits with a cost of $38.2 having an original maturity exceeding three months at the time of purchase. These investments mature within four months of the balance sheet date and have been presented in other current assets as short-term investments on the Consolidated Balance Sheet. These investments have been classified as held-to-maturity and are recorded at amortized cost, which approximates fair value at December 31, 2012. We did not realize any gains or losses from the maturity of our investments during 2012. Interest income recognized from these investments was not material during 2012.

Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of the balance sheet date. The Company’s investments in COLI policies are included in other non-current assets in the consolidated balance sheets and were $87.7 and $79.3 at December 31, 2012 and 2011, respectively. Changes in the cash surrender value during the period are recorded as a gain or loss within operating expenses and were not material in the years ended December 31, 2012, 2011 and 2010. These investments were made with the intention of utilizing them as a long-term funding source for deferred compensation obligations, which as of December 31, 2012 and 2011 were approximately $17.0 and $20.1, respectively, however, the COLI policies do not represent a committed funding source for these obligations and as such they are subject to claims from creditors, and we can designate them for another purpose at any time.

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

Goodwill and Intangible Assets

Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of the acquired business. Intangible assets include customer relationships, proprietary technology, trademarks, patents and other intangible assets. Intangible assets with a finite life are generally amortized on a straight-line basis over an estimated economic useful life, which generally range from 12-20 years, and are tested for impairment if indicators of impairment are identified. Certain of our intangible assets have an indefinite life, namely certain brands and trademarks.

Goodwill and indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure, significant adverse changes in the business climate or an adverse action or assessment by a regulator). We conduct our annual impairment testing on the first day of the fourth fiscal quarter. When reviewing for impairment, we may opt to make an initial qualitative evaluation which considers present events and circumstances, to determine the likelihood of impairment. If the likelihood of impairment is not considered to be more likely than not, then no further testing is performed. For goodwill, if it is considered to be more likely than not that the asset is impaired, then a two-step quantitative impairment test is performed. In the first step, the estimated fair value of each reporting unit is compared to the carrying value of the net assets assigned to that reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the second step of the impairment test is not performed. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the impairment test is performed in order to measure the impairment loss to be recorded, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. For indefinite-lived intangibles, if it is considered to be more likely than not that the asset is impaired, we compare the fair value of those assets to their carrying value. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value.

We estimate the fair value of our reporting units and indefinite-lived intangible assets using an income approach. Under the income approach, we estimate fair value based on the present value of estimated future cash flows.

Business Combinations

ITT allocates the purchase price of its acquisitions to the tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquiree based on their estimated fair value at the acquisition date. Changes to acquisition date fair values prior to the expiration of the measurement period, a period not to exceed 12 months from date of acquisition, are recorded as an adjustment to the associated goodwill. Changes to acquisition date fair values after expiration of the measurement period are recorded in earnings. The excess of the acquisition price over those estimated fair values is recorded as goodwill. Acquisition-related expenses are expensed as incurred and the costs associated with restructuring actions initiated after the acquisition are recognized separately from the business combination.

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

During 2012, the Company established an insurance asset related to its environmental exposures. The environmental-related asset represents our best estimate of probable recoveries from third parties for costs incurred in past periods, as well as costs estimated to be incurred in future periods. In developing this estimate, the Company reviews the expected levels of future cost recovery, the financial viability of the insurance companies, the sites and claims covered by those policies, and our interpretation of the various policy and contract terms and limits.

Environmental costs and related recoveries are recorded within general and administrative expenses in the consolidated income statements.

Foreign Currency Translation

The national currencies of our foreign subsidiaries are generally the functional currencies. Balance sheet accounts are translated at the exchange rate in effect at the end of each period, except for equity which is translated at historical rates; income statement accounts are translated at the average rates of exchange prevailing during the period. Gains and losses resulting from foreign currency translation are reflected in the cumulative translation adjustments component of shareholders’ equity.

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

Fair Value Measurements

We determine fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We prioritize the inputs to valuation techniques used to measure fair value into three broad levels based on the observability of the lowest level input that is significant to the fair value measure. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), then to quoted market prices for similar assets or liabilities in active markets (Level 2) and gives the lowest priority to unobservable inputs (Level 3).

Derivative Financial Instruments

ITT may use derivative financial instruments, primarily foreign currency forward contracts, to mitigate exposure from foreign currency exchange rate fluctuations as it pertains to receipts from customers, payments to suppliers and intercompany transactions. In connection with the Bornemann acquisition, we assumed certain foreign currency contracts related to forecasted transactions with third-parties. We do not use derivative instruments for speculative purposes. We record derivatives at their fair value as either an asset or liability and include adjustments to reflect changes in the fair value of our derivatives in earnings as the contracts are not designated as hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. As of December 31, 2012, the notional of our foreign currency derivatives was $48.0 and our interest rate swaps was $7.9. The amount of gains and losses recorded related to our foreign currency contracts and interest rate swaps, and the net fair value of our outstanding derivative contracts was not material as of and for the years ended December 31, 2012, 2011 and 2010.

Derivative contracts involve the risk of non-performance by the counterparty. The fair value of our foreign currency contracts has been determined using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date.

NOTE 2

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2011, the FASB provided companies with the option to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine the likelihood of goodwill impairment. The result of this qualitative assessment determines whether it is necessary to perform the currently required two-step impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a company would be required to perform the two-step impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company did not apply the option in goodwill impairment tests performed in 2012.

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

In July 2012, the FASB provided companies with the option to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine the likelihood of an indefinite-lived intangible asset impairment. The result of this qualitative assessment determines whether it is necessary to perform a quantitative impairment test. If it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, a company would be required to perform the quantitative impairment test. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company applied the option to one indefinite-lived intangible asset in the annual impairment test performed in 2012.

NOTE 3

Acquisitions

On November 28, 2012, we acquired all issued and outstanding stock of the privately held Joh. Heinr. Bornemann GmbH (Bornemann) for a purchase price of $193.2, net of cash acquired, which is subject to a purchase price adjustment. Bornemann, a supplier and servicer of multiphase pumping systems serving the global oil & gas, industrial, food and pharmaceutical markets, has more than 550 employees globally and is reported within the Industrial Process segment. The acquisition was funded with cash on hand.

Our consolidated income statement for the year ended December 31, 2012 includes $10.5 of revenue and a $4.6 operating loss related to the results of operations of Bornemann from the date of its acquisition. Costs incurred in 2012 related to the acquisition of Bornemann of $4.6 are presented in general and administrative (G&A) expenses on our consolidated income statement.

The allocation of the purchase price is based on the fair value of assets acquired, liabilities assumed and non-controlling interests in Bornemann as of November 28, 2012. Our assessment of fair value is preliminary, and may be adjusted for information that is currently not available to us, primarily related to the valuation of intangible assets, postretirement obligations, environmental liabilities, certain contingencies related to the termination of customer contracts at the acquisition date, deferred tax matters, and residual goodwill. The purchase price allocation presented below represents the effect of recording preliminary estimates for the fair value of assets acquired, liabilities assumed, and non-controlling interests in

Bornemann and related deferred income taxes. We expect to obtain the information necessary to finalize the fair value of the net assets acquired at the acquisition date during the measurement period. Changes to the preliminary estimates of the fair value of the net assets acquired during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill.

Cash	$11.9
Receivables	29.9
Inventory	44.7
Deferred tax assets	14.6
Plant, property and equipment	29.8
Goodwill	146.5
Other intangibles	58.7
Other assets	9.2
Accounts payable	(9.6)
Accrued liabilities	(29.2)
Deferred revenue	(10.2)
Deferred tax liabilities	(23.1)
Short and long-term debt and capital leases	(44.4)
Postretirement obligations	(15.0)
Other liabilities	(8.7)
Net assets acquired	$205.1

The goodwill arising from the acquisition is primarily related to the planned geographic expansion of Bornemann operations and is not expected to be deductible for income tax purposes. All of the goodwill has been assigned to the Industrial Process segment. Other intangibles acquired include customer relationships, proprietary technology and trademarks.

During 2011, we spent $15.6, net of cash acquired, on acquisitions that were not material individually or in the aggregate to our results of operations or financial position. The most significant of these acquisitions was Blakers Pump Engineers Unit Trust (Blakers) on October 27, 2011. Blakers, reported within the Industrial Process segment, is a supplier of process and industrial pumping equipment serving customers in the oil & gas, mining, power, and general markets.

During 2010, we spent $9.5, net of cash acquired, on acquisitions that were not material individually or in the aggregate to our results of operations or financial position. The most significant of these acquisitions was Canberra Pumps do Brasil (Canberra). Canberra, a manufacturer of pump equipment serving customers in the oil & gas, chemical, pulp and paper, and general industry pump markets. Canberra is reported within the Industrial Process segment.

Our financial statements include the results of operations and cash flows from each of our acquisitions prospectively from their respective acquisition date; however, these results were not material during the respective year of acquisition and accordingly, pro forma results of operations have not been presented.

NOTE 4

Discontinued Operations

During 2012, the Company completed the sale of its shape cutting product lines, including the Kaliburn and Burny brands as well as the web tension control products and custom engineered systems sold under the Cleveland Motion Controls brand (collectively referred to herein as the Shape Cutting Businesses). The sale was completed on November 13, 2012, resulting in net proceeds from the sale of $38.4 which are included in investing activities on our Consolidated Statement of Cash Flows. Subsequent to this divestiture, we do not have any significant continuing involvement in the operations of these businesses, nor do we expect significant continuing cash flows. Accordingly, the financial position and results of operations of the Shape Cutting Businesses are reported as a discontinued operation in all periods presented.

The major classes of assets and liabilities related to our disposition of the Shape Cutting Businesses at December 31, 2011 are provided in the table below. These amounts are presented as assets of discontinued operations within Other Assets and Other Liabilities on our Consolidated Balance Sheet.

Receivables, net	$5.6
Inventories, net	5.8
Other current assets	1.0
Total current assets	12.4
Plant, property and equipment, net	2.6
Goodwill	12.9
Other intangible assets	11.2
Total assets	$39.1
Total liabilities	$9.4

Summarized operating results from the Shape Cutting Businesses presented within earnings from discontinued operations are provided in the tables below. Interest expense was not allocated to the divested businesses for any of the periods presented. Amounts presented in the “Other” column within the tables below relate to various divested ITT businesses accounted for as discontinued operations in the year of divestiture for which legacy liabilities remain, as well as certain transformation costs which were directly related to the Distribution and provided no future benefit to the Company. See Note 5, “Company Transformation” for further information.

Year Ended 2012	Shape Cutting Businesses	Other	Total
Revenue	$30.2	$–	$30.2
Earnings from discontinued operations before income taxes	0.6	0.4	1.0
Gain on sale before tax	9.0	–	9.0
Income tax expense (benefit)	–	(5.9)	(5.9)
Earnings from discontinued operations, net of tax	$9.6	$6.3	$15.9

On October 31, 2011, the Company completed the Distribution of Exelis Inc. (Exelis, previously referred to as ITT’s Defense & Information Solutions segment) and Xylem Inc. (Xylem, previously referred to as the water-related businesses), from the Company into two independent, publicly traded companies via a tax-free Distribution to shareholders (the Distribution). ITT was designated as the accounting and legal spinnor with respect to the Distribution. The Distribution was made pursuant to a Distribution Agreement, dated October 25, 2011, among ITT, Exelis and Xylem (the Distribution Agreement). With the completion of these separations, the Company disposed of its water-related businesses and Defense segment in their entirety and ceased to consolidate their financial position and results of operations in its consolidated financial statements. Accordingly, the Company has presented the financial position and results of operations of its former water-related businesses and Defense segment as discontinued operations in the consolidated financial statements for 2011 and 2010.

In connection with the Distribution, ITT received a net cash transfer (the Contribution) of $683.0 and $988.0 from Exelis and Xylem, respectively, which is included in financing activities on our Consolidated Statement of Cash Flows. No gain or loss was recognized in connection with the Distribution. While we are a party to a Distribution Agreement and several other agreements, including a Tax Matters Agreement, Benefits and Compensation Matters Agreement and Master Transition Services Agreement, we have determined we do not have significant continuing involvement in the operations of Exelis or Xylem, nor do we expect significant continuing cash flows from Exelis or Xylem.

Year Ended 2011	Exelis	Xylem	Shape Cutting Businesses	Other	Total
Revenue	$4,916.1	$3,107.5	$33.5	$–	$8,057.1
Transformation costs	31.2	74.8	–	134.1	240.1
Earnings (loss) from discontinued operations before income taxes	473.0	321.5	(2.5)	(108.9)	683.1
Income tax expense (benefit)	193.6	70.3	(1.1)	(26.7)	236.1
Earnings (loss) from discontinued operations, net of tax	$279.4	$251.2	$(1.4)	$(82.2)	$447.0

During 2010 we sold CAS, Inc. (CAS), a component of our prior Defense & Information Solutions segment, engaging in systems engineering and technical assistance (SETA) for the U.S. Government. The sale of CAS was completed on September 8, 2010, resulting in proceeds from the sale of $236.6. Subsequent to this divestiture, we do not have any significant continuing involvement in the operations of CAS, nor do we expect significant continuing cash flows from CAS. Accordingly, the financial position and results of operations from CAS for the 2010 period are reported as a discontinued operation.

Year Ended 2010	Exelis	Xylem	CAS	Shape Cutting Businesses	Other	Total
Revenue	$5,893.1	$3,191.7	$159.8	$17.6	$–	$9,262.2
Earnings (loss) from discontinued operations before income taxes	718.2	395.5	13.4	(3.2)	10.7	1,134.6
Gain on sale before tax	–	–	125.8	–	(0.2)	125.6
Income tax expense (benefit)	250.6	51.6	(0.2)	(1.1)	24.6	325.5
Earnings (loss) from discontinued operations, net of tax	$467.6	$343.9	$139.4	$(2.1)	$(14.1)	$934.7

In order to effect the Distribution and govern ITT’s relationship with Exelis and Xylem after the Distribution, ITT entered into a distribution agreement and several other agreements, including a Tax Matters Agreement, Employee Benefits and Compensation Matters Agreement and Master Transition Services Agreement. Information on the agreements utilized to effectuate the Distribution is provided below.

Distribution Agreement

The Distribution Agreement between ITT and Exelis and Xylem contains the key provisions relating to the separation of the businesses of Exelis and Xylem from ITT and the distribution of the shares of Exelis and Xylem common stock to our shareholders. The Distribution Agreement provides the framework for the allocation, transfer and assumption of assets and liabilities among ITT, Exelis and Xylem as well as the settlement or extinguishment of certain liabilities and other obligations between and among ITT, Exelis and Xylem. Under the Distribution Agreement, we agreed to indemnify Exelis and Xylem and their respective subsidiaries and affiliates, subject to limited exceptions with respect to certain employee claims, against claims and liabilities related to the past operation of ITT’s business (other than the liabilities of the divested businesses) and Exelis and Xylem agreed to indemnify us against claims and liabilities related to their respective businesses. The Distribution Agreement establishes that certain liabilities will be shared 21% to ITT, 39% to Exelis, and 40% to Xylem.

In connection with the Distribution, ITT retained certain material contingent legacy liabilities involving asbestos and environmental matters. See Note 19, “Commitments and Contingencies,” for information regarding asbestos and environmental related contingencies.

Tax Matters Agreement

On October 25, 2011, we entered into a Tax Matters Agreement with Exelis and Xylem that governs the respective rights, responsibilities and obligations of the companies after the Distribution with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. Federal, state, local and foreign income taxes, other tax matters and related tax returns. Exelis and Xylem have liability with ITT to the U.S. Internal Revenue Service (IRS) for the consolidated U.S. Federal income taxes of the ITT consolidated group relating to the taxable periods in which Exelis and Xylem were part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which ITT, Exelis and Xylem will bear responsibility, and ITT, Exelis and Xylem agreed to indemnify each other against any amounts for which they are not responsible. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the Distribution is determined to not be tax-free. The Tax Matters Agreement provides for certain covenants that may restrict our ability to pursue strategic or other transactions that otherwise could maximize the value of our business and may discourage or delay a change of control that may be considered favorable. Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS.

Pursuant to the Tax Matters Agreement, as the shared income tax liabilities are settled, ITT will make payments up to certain specified thresholds, with payments in excess of those specified thresholds shared among ITT, Exelis, and Xylem. If payments to the taxing authorities are less than certain specified thresholds, ITT will make payments up to the remaining specified thresholds to Exelis and Xylem. Settlement is expected to occur as the audit process by applicable taxing authorities is completed for the impacted years and cash payments are made. Given the nature of the shared tax liabilities, the maximum amount of potential future payments is not determinable. Any such cash payments, when they occur, will reduce the liability for uncertain tax positions as such payments represent an equivalent reduction of risk. At December 31, 2012, ITT’s accrual for uncertain tax positions includes amounts related to certain shared tax liabilities; however, no receivables from Exelis or Xylem have been recorded as our estimate of their portion of the shared tax liabilities is not more than the amounts currently accrued for the uncertain tax position. If our estimate of exposures to the shared tax liabilities increases above the specified threshold, a receivable would be recorded. At December 31, 2012, the financial statements include a net tax-related liability $0.8 due to Exelis and Xylem in the aggregate.

Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of ITT, Exelis and Xylem legal entities and for certain amended income tax returns for the periods prior to the Distribution may be recorded to either shareholders’ equity or the statement of income depending on the specific item giving rise to the adjustment. During 2012, $7.0 was recorded directly to shareholders’ equity as part of the Distribution of Exelis and Xylem.

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

The Benefits and Compensation Matters Agreement also provided that outstanding ITT equity awards would be equitably adjusted in connection with the Distribution. All outstanding ITT equity awards held by employees of Exelis as of the Distribution Date were substituted for Exelis equity awards and all outstanding ITT equity awards held by employees of Xylem as of the Distribution Date were substituted for Xylem equity awards. As described in Note 17, “Long-Term Incentive Employee Compensation,” the substitution preserved the economic value of the cancelled ITT equity awards for employees of Exelis and Xylem as of the Distribution Date. Subject to the applicable transition period with respect to certain benefit plans or programs, after the Distribution, employees of Exelis and Xylem no longer participate in ITT’s plans or programs, and Exelis and Xylem have established or maintained plans or programs for their employees.

Master Transition Services Agreement

On October 25, 2011, we entered into a Master Transition Services Agreement with Exelis and Xylem, under which each of Exelis and Xylem or their respective affiliates provide us with certain services (including information technology, financial, procurement and human resource services, benefits support services and other specified services), and we or certain of our affiliates provide each of Exelis and Xylem certain services (including information technology, human resources services and other specified services). These services will initially be provided at cost with scheduled, escalating increases to up to cost plus 10% and generally extended for a period of 3 to 24 months from the Distribution Date and are intended to help ensure an orderly transition for each of Exelis, Xylem and ITT following the Distribution.

During 2012, we billed Exelis and Xylem a total of $10.7 associated with activities performed under the Master Transition Services Agreement. During November and December of 2011, we billed Exelis and Xylem a total of approximately $22.0, primarily relating to active employee health benefits which continued to be administered by ITT. On January 1, 2012, the administration of the employee health benefit plans was transferred to Exelis and Xylem. Total billings by Exelis and Xylem to ITT during 2012 amounted to $1.3. As of December 31, 2012, we have an aggregate receivable and payable, associated with transactions related to the Master Transition Services Agreement, of less than $0.1 each.

Subcontract Pending Novation

On October 31, 2011, we entered into a Subcontract Agreement Pending Novation with Exelis through which ITT engaged Exelis as a subcontractor for approximately 425 contracts with the U.S. Government. Pursuant to the Subcontract Agreement Pending Novation, Exelis was obligated to perform to the contract specifications to the satisfaction of the U.S. Government as if the contracts had been novated. As of December 31, 2012, the novation process has been completed with the U.S. Government for substantially all of the agreements in which ITT engaged Exelis as a subcontractor. Following the novation, all rights and benefits conferred or accruing under the U.S. Government contracts inure to Exelis. Exelis has indemnified ITT against claims and liabilities related to the U.S. Government contracts in connection with performance under the contracts while the novation was pending.

NOTE 5

Company Transformation

On October 31, 2011, the Company completed the Distribution. See Note 4, “Discontinued Operations,” for additional information. During 2012 and 2011, we recognized pre-tax expenses of $20.8 and $636.2 in connection with activities taken to create the revised organizational structure and to complete the Distribution (referred to herein as transformation costs). We have presented $13.0 and $396.1 of the pre-tax transformation costs within income from continuing operations and $7.8 and $240.1 within income from discontinued operations. Amounts presented within discontinued operations are costs directly related to the Distribution and provide no future benefit to the Company. The components of transformation costs incurred during 2012 and 2011 are presented below. We do not expect to incur significant transformation costs subsequent to December 31, 2012.

	2012			2011
	Continuing Operations	Discontinued Operations	Total	Continuing Operations		Discontinued Operations	Total
Loss on extinguishment of debt	$1.0	$—	$1.0	$296.8	(a)	$—	$296.8
Advisory fees	4.4	6.4	10.8	—		139.4	139.4
Asset impairment	—	—	—	56.3	(b)	8.2	64.5
Information technology costs	1.7	0.9	2.6	—		46.3	46.3
Employee retention and other compensation costs	2.3	—	2.3	36.8	(c)	20.1	56.9
Lease termination and other real estate costs	1.9	—	1.9	4.3		9.8	14.1
Other costs	1.7	0.5	2.2	1.9		16.3	18.2
Transformation costs before income tax expense	13.0	7.8	20.8	396.1		240.1	636.2
Tax-related separation costs	—	—	—	3.5		7.3	10.8
Tax benefit	(4.4)	(0.9)	(5.3)	(143.0)		(74.0)	(217.0)
Total transformation costs, net of tax benefit	$8.6	$6.9	$15.5	$256.6		$173.4	$430.0

(a)	The $296.8 loss on extinguishment of debt represents the costs to extinguish substantially all outstanding debt prior to the Distribution. The activities associated with the extinguishment of debt are described in Note 15, “Debt,” to the Consolidated Financial Statements.
(b)	Includes a $55.0 impairment charge related to a decision to discontinue development of an information technology consolidation initiative.
(c)	Includes $16.8 of compensation costs recognized within continuing operations in connection with the retirement of Steven R. Loranger, our former Chairman, President and Chief Executive Officer in October 2011.

The table included below provides a rollforward of the accrual for transformation costs for the year ended 2012 and 2011.

	2012	2011
Transformation accrual – January 1	$33.9	$2.0
Charges for actions during the period:
Continuing operations	13.0	396.1
Discontinued operations	7.8	240.1
Cash payments	(47.3)	(559.9)
Asset impairment and other non-cash charges, net	(0.5)	(44.4)
Transformation accrual – December 31	$6.9	$33.9

NOTE 6

Income Taxes

For each of the three years ended December 31, 2012, the tax data related to continuing operations is as follows:

	2012	2011	2010
Income (loss) components:
United States	$33.0	$(464.4)	$(392.0)
International	116.1	148.5	119.4
Income (loss) from continuing operations before income tax	149.1	(315.9)	(272.6)
Income tax expense (benefit) components:
Current income tax expense (benefit):
United States – federal	(32.6)	(78.9)	(59.5)
United States – state and local	(8.7)	(12.1)	–
International	46.8	49.2	27.7
Total current income tax expense (benefit)	5.5	(41.8)	(31.8)
Deferred income tax expense (benefit) components:
United States – federal	40.1	318.2	(98.7)
United States – state and local	9.9	(14.6)	(15.3)
International	(15.9)	(1.2)	3.6
Total deferred income tax expense (benefit)	34.1	302.4	(110.4)
Income tax expense (benefit)	$39.6	$260.6	$(142.2)
Effective income tax rate	26.6%	(82.5)%	52.2%

A reconciliation of the income tax expense (benefit) for continuing operations from the U.S. statutory income tax rate to the effective income tax rate is as follows for each of the three years ended December 31, 2012:

	2012	2011	2010
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Valuation allowance on deferred tax assets	27.7	(108.1)	14.1
Tax exempt interest	(19.7)	4.1	2.4
Audit settlements	(13.2)	–	–
Foreign tax rate differential	(3.0)	1.2	0.2
U.S. permanent items	2.7	–	–
Tax credits	(2.0)	7.2	12.6
State and local income tax	1.4	0.5	5.6
Tax on undistributed foreign earnings	1.3	(21.8)	–
Medicare Part D subsidy	(1.1)	0.4	(4.2)
U.S. tax on foreign earnings	0.3	(6.8)	(16.0)
Change in state tax rate	—	9.7	–
Other adjustments	(2.8)	(3.9)	2.5
Effective income tax rate	26.6%	(82.5)%	52.2%

Our effective tax rate was affected by changes in unrecognized tax benefits of approximately $19.6 primarily related to the completion of tax examinations and lapses in the statute of limitations.

As a result of the Distribution and its impacts on the Company’s expected liquidity, investment opportunities and other factors, a determination that certain earnings generated in Luxembourg, Japan, and South Korea were no longer considered to be indefinitely reinvested. As a result of the change in intent, the Company recorded $69.3 of deferred tax liability on those undistributed foreign earnings during 2011. As of December 31, 2012, we continue to provide for taxes on these undistributed foreign earnings and have accrued an additional $2.1 deferred tax liability. We have not provided for deferred taxes on the remaining excess of financial reporting over tax bases of investments in foreign subsidiaries in the amount of $407.3 because we plan to reinvest such earnings indefinitely outside the U.S. While the amount of U.S. federal income taxes, if such earnings are distributed in the future, cannot be determined, such taxes may be reduced by tax credits and other tax deductions.

As a consequence of the Distribution, certain state deferred tax assets were revalued based on enacted tax rates using different state apportionment factors, effectively increasing the future state tax rates at which these deferred tax assets will be benefitted resulting in a $30.9 income tax benefit.

Deferred tax assets and liabilities include the following:

	2012	2011
Deferred Tax Assets:
Accruals	$349.3	$354.8
Employee benefits	136.7	134.7
Credit carryforwards	42.3	34.7
Loss carryforwards	99.6	65.1
Other	33.9	38.5
Subtotal	661.8	627.8
Valuation allowance	(493.9)	(435.2)
Net deferred tax assets	$167.9	$192.6
Deferred Tax Liabilities:
Undistributed earnings	$(71.4)	$(69.3)
Intangibles	(59.2)	(49.1)
Accelerated depreciation	(25.0)	(20.0)
Investment	(0.7)	(0.7)
Total deferred tax liabilities	$(156.3)	$(139.1)
Net deferred taxes	$11.6	$53.5

Deferred taxes are presented in the Consolidated Balance Sheets as follows:

	2012	2011
Current assets	$19.9	$23.9
Non-current assets	21.4	45.4
Current liabilities	(3.5)	(2.2)
Other non-current liabilities	(26.2)	(13.6)
Net deferred taxes	$11.6	$53.5

A valuation allowance was recorded in 2011 as a result of our cumulative three year loss position as of December 31, 2011. This was considered a significant source of negative evidence and limits our ability to consider other subjective evidence such as our projections for future growth. Despite income in 2012, the Company continues to be in a three year cumulative loss position. Since the Company is in a three-year cumulative loss position at the end of 2012, it was determined that the size and frequency of the losses from continuing operations in recent years and the uncertainty associated with projecting future taxable income supported the conclusion that a valuation allowance was required to reduce the deferred tax assets. Accordingly, we continue to record a valuation allowance against our deferred tax assets in the U.S., Luxembourg, Germany and China. As of December 31, 2012, a valuation allowance of $493.9 exists representing an increase of $58.7 primarily due to an increase of $20.1 attributable to U.S. federal and state net operating losses and net temporary differences and an increase of $35.7 attributable to foreign net operating loss carryforwards primarily in Luxembourg and China and net temporary differences.

We have the following tax attributes available for utilization at December 31, 2012:

ATTRIBUTE	AMOUNT	FIRST YEAR OF EXPIRATION
U.S. federal net operating losses	$2.6	12/31/2023
U.S. state net operating losses	2,478.9	12/31/2013
U.S. federal tax credits	35.3	12/31/2020
U.S. state tax credits	7.8	12/31/2013
Foreign net operating losses	212.4	12/31/2013

We have approximately $82.9 of net operating loss carryforwards in Luxembourg that do not expire.

Shareholders’ equity at December 31, 2012 and 2011 reflects excess income tax benefits related to stock-based compensation in 2012 and 2011 of approximately $6.4 and $7.2, respectively.

Uncertain Tax Positions

We recognize income tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for each of the three years ended December 31, 2012 is as follows:

	2012	2011	2010
Unrecognized tax benefits – January 1	$198.7	$203.4	$183.5
Additions for:
Prior year tax positions	48.4	1.5	17.0
Current year tax positions	0.8	15.1	48.1
Assumed in acquisition	3.8	—	4.8
Reductions for:
Prior year tax positions	(4.8)	(21.2)	(38.0)
Settlements	(33.6)	—	(12.0)
Lapse of statute	(4.6)	(0.1)	—
Unrecognized tax benefits – December 31	$208.8	$198.7	$203.4

As of December 31, 2012, $46.4 and $57.7 of the unrecognized tax benefits would affect the effective tax rate for continuing operations and discontinued operations respectively, if realized. The net amount of the tax liability for unrecognized tax benefits related to continuing operations may significantly change within the next twelve months due to changes in audit status, expiration of statutes of limitations and other events which could impact our determination of unrecognized tax benefits. Currently, we cannot reasonably estimate the amount by which our unrecognized tax benefits will change.

See Note 4, “Discontinued Operations” for discussion of the Tax Matters Agreement.

In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. During 2012, the IRS closed its examination of the Company’s tax returns for the years 2007 and 2008. Also during 2012, the German tax authority closed its examination of the Company’s 2005 tax return. The following table summarizes the earliest open tax years by major jurisdiction as of December 31, 2012:

Jurisdiction	Earliest Open Year
Germany	2006
Italy	2007
Japan	2010
Korea	2008
United States	2009

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Income Statement. During 2012 and 2011, we recognized $(3.9) and $0.9 in net interest (income) expense related to tax matters, respectively. We had $13.6 and $18.2 of interest accrued related to tax matters as of December 31, 2012 and 2011, respectively.

NOTE 7

Earnings Per Share

The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings (loss) per share computations for income (loss) from continuing operations for the years ended December 31, 2012, 2011 and 2010. Earnings (loss) per share attributable to participating securities is consistent with the earnings (loss) per share attributable to the common shareholder.

	2012	2011	2010
Income (loss) from continuing operations	$109.5	$(576.5)	$(130.4)
Weighted average common shares outstanding	92.7	92.2	91.2
Add: Weighted average restricted stock awards outstanding(a)	0.3	0.6	0.8
Basic weighted average common shares outstanding	93.0	92.8	92.0
Add: Dilutive impact of stock options	1.1	N/A	N/A
Diluted weighted average common shares outstanding	94.1	92.8	92.0
Basic earnings (loss) per share	$1.18	$(6.22)	$(1.42)
Diluted earnings (loss) per share	$1.16	$(6.22)	$(1.42)

(a)	Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

Shares underlying stock options excluded from the computation of diluted loss per share because they were anti-dilutive were as follows:

	2012	2011	2010
Anti-dilutive stock options	2.0	2.1	1.7
Average exercise price(b)	$21.47	$16.70	$85.08
Years of expiration	2014- 2022	2013- 2021	2013- 2020

(b)	The decrease in average exercise price of anti-dilutive stock options from 2010 to 2011 resulted from the change in stock price of ITT common stock following the Distribution.

NOTE 8

Receivables, Net

	2012	2011
Trade accounts receivable	$396.9	$355.4
Notes receivable	5.6	7.3
Other receivables	50.7	40.7
Receivables, gross	453.2	403.4
Allowance for doubtful accounts	(12.9)	(12.9)
Receivables, net	$440.3	$390.5

The following table displays a rollforward of the allowance for doubtful accounts for the three years ended December 31, 2012.

	2012	2011	2010
Allowance for doubtful accounts – January 1	$12.9	$12.6	$20.2
Charges (benefits) to income	1.6	2.8	(3.0)
Write-offs	(1.6)	(2.2)	(3.0)
Foreign currency and other	–	(0.3)	(1.6)
Allowance for doubtful accounts – December 31	$12.9	$12.9	$12.6

NOTE 9

Inventories, Net

	2012	2011
Finished goods	$64.1	$60.6
Work in process	60.5	49.1
Raw materials	136.6	120.1
Total product inventory	261.2	229.8
Inventoried costs related to long-term contracts	91.7	65.4
Less – progress payments	(48.7)	(47.1)
Inventoried costs related to long-term contracts, net	43.0	18.3
Inventories, net	$304.2	$248.1

NOTE 10

Other Current and Non-Current Assets

	2012	2011
Prepaid income taxes and income tax receivable	$66.7	$204.8
Asbestos-related current assets	82.6	132.9
Short-term investments	38.2	–
Current deferred income taxes	19.9	23.9
Current assets of discontinued operations	–	12.4
Other	44.0	59.3
Other current assets	$251.4	$433.3

Other employee benefit-related assets	$87.7	$79.3
Non-current deferred income taxes	21.4	45.4
Capitalized software costs	13.4	13.3
Environmental receivable	12.3	–
Equity method investments	8.6	3.6
Non-current assets of discontinued operations	–	26.7
Other	29.2	24.7
Other non-current assets	$172.6	$193.0

NOTE 11

Plant, Property and Equipment, Net

	2012	2011
Land and improvements	$18.0	$17.2
Buildings and improvements	184.6	160.6
Machinery and equipment	785.4	732.8
Furniture, fixtures and office equipment	69.9	61.4
Construction work in progress	43.7	46.4
Other	9.0	8.2
Plant, property and equipment, gross	1,110.6	1,026.6
Less – accumulated depreciation	(737.5)	(705.2)
Plant, property and equipment, net	$373.1	$321.4

Depreciation expense of $54.6, $56.4 and $51.6 was recognized in 2012, 2011 and 2010, respectively.

NOTE 12

Goodwill and Other Intangible Assets, Net

Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 by segment are as follows:

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total
Goodwill – January 1, 2011	$187.6	$48.1	$70.4	$185.1	$491.2
Goodwill acquired	8.5	–	2.8	–	11.3
Adjustments to purchase price allocations	(2.3)	–	(0.3)	–	(2.6)
Foreign currency	(0.6)	(1.2)	(0.6)	–	(2.4)
Goodwill – December 31, 2011	193.2	46.9	72.3	185.1	497.5
Goodwill acquired	146.5	–	–	–	146.5
Adjustments to purchase price allocations	2.6	–	–	–	2.6
Foreign currency	3.2	0.9	0.7	–	4.8
Goodwill – December 31, 2012	$345.5	$47.8	$73.0	$185.1	$651.4

Goodwill of $12.9 was disposed of during 2012 in connection with the sale of the Shape Cutting businesses on November 13, 2012. Goodwill of $2,155.7 and $1,617.2 was disposed of during 2011 related to the Distribution of Exelis and Xylem, respectively. See Note 4, “Discontinued Operations” for further information.

Goodwill acquired during 2012 relates to the Bornemann acquisition.

Based on the results of our 2012 annual impairment test and subsequent test performed following the sale of the Shape Cutting Businesses, we determined that no impairment of goodwill existed as of either measurement date in 2012. Based on the results of our 2011 annual impairment test and subsequent tests performed as of the Distribution Date for Exelis and Xylem, we determined that no impairment of goodwill existed as of either measurement date in 2011. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth fiscal quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

Other Intangible Assets

Information regarding our other intangible assets is as follows:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$84.7	$(25.1)	$59.6	$69.4	$(19.8)	$49.6
Proprietary technology	29.5	(4.9)	24.6	12.1	(3.9)	8.2
Patents and other	18.0	(6.3)	11.7	5.4	(2.4)	3.0
Indefinite-lived intangibles	27.4	—	27.4	15.8	—	15.8
Other Intangible Assets	$159.6	$(36.3)	$123.3	$102.7	$(26.1)	$76.6

Intangible assets related to the acquisition of Bornemann included $11.4 of trademarks, $17.6 of customer relationships, and $17.1 of proprietary technology. The trademarks have been assigned an indefinite life. The customer relationships are expected to be amortized over a weighted average period of 9.6 years and the proprietary technology is expected to be amortized over a weighted average period of 12.2 years.

Indefinite-lived intangibles consist of brands and trademarks. Based on the results of its annual impairment tests, we determined that no impairment of the indefinite-lived intangibles existed as of the measurement date in 2012 or 2011. However, future impairment tests could result in a charge to earnings. We will continue to evaluate the indefinite-lived intangible assets on an annual basis as of the beginning of our fourth fiscal quarter and whenever events and changes in circumstances indicate there may be an indicator of potential impairment.

Customer relationships, proprietary technology and patents and other are amortized over weighted average lives of approximately 13.7 years, 13.5 years and 2.7 years, respectively.

Amortization expense related to intangible assets for 2012, 2011 and 2010 was $10.2, $8.7 and $6.3, respectively. Estimated amortization expense for each of the five succeeding years is as follows:

Year	Estimated Amortization Expense
2013	$19.3
2014	10.7
2015	9.4
2016	9.3
2017	8.4

NOTE 13

Accrued Liabilities and Other Non-Current Liabilities

	2012	2011
Compensation and other employee-related benefits	$147.7	$170.7
Asbestos-related liability	92.4	138.8
Customer-related liabilities	54.6	31.9
Accrued warranty costs	28.6	25.2
Accrued income taxes and other tax-related liabilities	32.4	25.1
Environmental and other legal matters	38.6	19.4
Current liabilities of discontinued operations	–	4.9
Other accrued liabilities	64.0	56.9
Accrued liabilities	$458.3	$472.9
Deferred income taxes and other tax-related accruals	$135.1	$132.0
Environmental	84.9	90.6
Compensation and other employee-related benefits	41.3	45.5
Non-current liabilities of discontinued operations	–	4.5
Other	31.0	25.6
Other non-current liabilities	$292.3	$298.2

NOTE 14

Leases and Rentals

ITT leases certain offices, manufacturing buildings, land, machinery, automobiles, computers and other equipment. The majority of leases expire at various dates through 2027 and may include renewal and payment escalation clauses. ITT often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under operating leases were $14.3, $15.3 and $15.7 for 2012, 2011 and 2010, respectively. Future minimum operating lease payments under non-cancellable operating leases with an initial term in excess of one year as of December 31, 2012 are shown below.

2013	$14.8
2014	12.9
2015	11.6
2016	10.2
2017	8.0
2018 and thereafter	77.9
Total minimum lease payments	$135.4

NOTE 15

Debt

At December 31, ITT’s outstanding debt, including debt assumed in the Bornemann acquisition, was:

	2012	2011
Short-term loans	$12.7	$2.1
Current maturities of long-term debt	3.6	0.3
Current capital leases	0.5	–
Short-term loans and current maturities of long-term debt	16.8	2.4
Non-current maturities of long-term debt	8.5	4.0
Non-current capital leases	1.6	0.1
Long-term debt and capital leases	10.1	4.1
Total debt and capital leases	$26.9	$6.5

Long-term debt carries an interest rate ranging from 4.20% to 5.25%. As the Bornemann debt was assumed in the acquisition on November 28, 2012 and recorded at fair value, the carrying value at December 31, 2012 approximates fair value.

Principal payments over the next five years and thereafter are as follows:

2013	$14.9
2014	2.1
2015	2.1
2016	1.9
2017 and thereafter	5.9

Assumption of Bornemann Debt

We assumed 32.7 Euro-denominated debt in connection with the acquisition of Bornemann. Of the debt assumed at the acquisition date, 17.0 Euro was repaid by December 31, 2012. Certain of the Bornemann debt instruments, which remain outstanding at December 31, 2012, contain provisions allowing the lenders to call the debt at their discretion in the event of a change in control. Based on the terms of the debt agreements, ITT’s acquisition of Bornemann constituted a change in control. Accordingly, since the debt is callable by the lender at any time, the debt has been classified as a current maturity of long-term debt. In addition, certain of the Bornemann debt instruments, which remain outstanding at December 31, 2012, provided the lender with a security interest on Bornemann assets. At December 31, 2012, approximately $10.9 of Bornemann assets were pledged as collateral to a lender.

At the time of ITT’s acquisition of Bornemann, Bornemann had two interest rate swaps outstanding, both of which remain outstanding at December 31, 2012. The aggregate notional of the interest rate swaps was $7.9 and the fair value of the interest rate swaps was $0.2. The interest rate swaps entered into by Bornemann convert floating-rate debt to a fixed rate. Changes in the fair value of the interest rate swaps are recorded in earnings as the interest rate swaps do not qualify for hedge accounting.

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

Our obligations under the credit facility are unconditionally guaranteed by each of our significant direct or indirect domestic subsidiaries.

The credit facility contains customary affirmative and negative covenants that, among other things, will limit or restrict our ability to: incur additional debt or issue guarantees; create liens; enter into certain sale and lease-back transactions; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. Additionally, the 2011 Revolving Credit Agreement requires us not to permit the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (leverage ratio) to exceed 3.00 to 1.00 at any time, or the ratio of consolidated EBITDA to consolidated interest expense (interest coverage ratio) to be less than 3.00 to 1.00. At December 31, 2012, our interest coverage ratio and leverage ratio were within the prescribed thresholds.

Extinguishment of Debt

Redemption of 4.90% Senior Notes due 2014 and 6.125% Senior Notes due 2019

On September 20, 2011, ITT called all of its 4.90% Senior Notes due May 2014 (the 2014 Notes) and all of its 6.125% Senior Notes due May 2019 (the 2019 Notes). The 2014 and 2019 Notes were redeemed on October 20, 2011. The redemption price for the 2014 Notes was $1,098 per $1,000 par value, plus accrued interest, and the redemption price for the 2019 Notes was $1,235 per $1,000 par value, plus accrued interest. The redemption resulted in a loss on extinguishment of $166.7, plus incidental fees, which was recorded as a transformation cost.

Tender Offer for 7.40% Debentures due 2025

On September 20, 2011, we commenced a cash tender offer to purchase up to $100.0 in principal of our 7.40% Debentures due November 2025 (the 2025 Notes). On October 19, 2011, the tender period expired and, $87.6 of principal was tendered. The tender offer resulted in a loss on extinguishment of $51.4 which was recorded as a transformation cost.

Following the completion of the tender offer, on October 21, 2011, we extinguished the remaining $162.4 of principal on the 2025 Notes pursuant to the satisfaction and discharge provisions in the indenture relating to the 2025 Notes. In order to discharge the 2025 Notes, on October 20, 2011, we deposited $6.0 of cash and U.S. treasury securities with an aggregate purchase price of $263.2 in a trust account. As a result of the satisfaction and discharge, the 2025 Notes have been extinguished for accounting purposes and are no longer presented in ITT’s consolidated financial statements. The satisfaction and discharge resulted in a loss on extinguishment of approximately $106.8 which was recorded as a transformation cost.

Termination of Capital Lease

During the second quarter of 2011, we notified the lessor of our intent to terminate a sale leaseback agreement entered into in 2004 by repurchasing the leased property. The leased property includes five manufacturing and office facilities. The repurchase occurred on September 28, 2011 when ITT paid the lessor $66.1 related to the capital lease obligation. The termination of the capital lease resulted in a charge of $4.6 which was recorded as a transformation cost. Four of the five properties were distributed to either Exelis or Xylem on the Distribution Date.

Other Actions Associated with Extinguishment of Debt

In connection with the debt extinguishment of $1,251.0, we recognized a previously deferred gain of $42.9 on a terminated interest rate swap and expensed previously deferred debt issuance costs and unamortized debt discounts of $6.1. In addition, in September 2011 we entered into three forward-starting interest rate swaps and treasury lock to hedge certain exposure associated with the plan to extinguish the 2019 Notes and 2025 Notes. In October 2011, all four of the contracts matured and were settled in cash, resulting in a loss of $3.0.

NOTE 16

Postretirement Benefit Plans

In connection with the Distribution, certain pension and other employee-related benefit plans (collectively, postretirement benefit plans) were contributed by ITT to Exelis and Xylem. Exelis and Xylem assumed all assets and liabilities of the contributed plans and became the plans’ sponsor on the date of the Distribution. Most significantly, Exelis became the plan sponsor of the former U.S. ITT Salaried Retirement Plan (SRP). ITT’s U.S salaried employees no longer accrue retirement benefits under SRP and all benefits accrued as of the Distribution Date were frozen. Benefit payments to participants in the SRP that remained ITT employees following the Distribution will be made by Exelis. During 2011 and 2010, ITT recorded expenses of approximately $15.3 and $8.6, respectively, related to the participation of ITT employees in the SRP. All assets and liabilities related to postretirement benefit plans that were contributed to Exelis and Xylem, including the SRP, are reflected in discontinued operations in the consolidated financial statements.

Defined Contribution Plans

Substantially all of ITT’s U.S. and certain international employees are eligible to participate in a defined contribution plan. ITT sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require us to match a percentage of the employee contributions up to certain limits. Company contributions charged to income amounted to $13.5, $8.2 and $6.9 for 2012, 2011 and 2010, respectively.

At the Distribution Date, the ITT Corporation Retirement Savings Plan for Salaried Employees was created, which increased Company contributions from a maximum of 3.5% of base pay to 6% or 7%, depending on age and years of service, of total eligible pay which includes base pay, overtime and bonuses. Additionally, for five years subsequent to the Distribution Date, the Company will provide transition credits to certain employees up to 5% of eligible pay.

The ITT Stock Fund, an investment option under the ITT Corporation Retirement Savings Plan for Salaried Employees and the ITT Hourly Savings Plan, is considered an employee stock ownership plan and, as a result, participants in the ITT Stock Fund may receive dividends in cash or may reinvest such dividends into the ITT Stock Fund. The ITT Stock Fund held approximately 0.2 shares of ITT common stock at December 31, 2012. At Distribution Date, for each share of ITT common stock in the ITT Stock Fund, a share of common stock of Exelis and Xylem was received. As of December 31, 2012, there were no shares of Exelis or Xylem held in the ITT Corporation Retirement Savings Plan for Salaried Employees and ITT Hourly Savings Plan.

Defined Benefit Plans

ITT sponsors numerous defined benefit pension plans which have approximately 2,400 active participants; however, most of these plans have been closed to new participants for several years. As of December 31, 2012, of our total projected benefit obligation, the ITT Pension Plan for Bargaining Unit Employees Seneca Falls represented 27%, the ITT Consolidated Hourly Pension Plan represented 23%, other U.S. plans represented 28% and international pension plans represented 22%. The domestic plans are generally for hourly employees with a flat dollar benefit formula based on years of service. Foreign plan benefits are primarily determined based on participant years of service, future compensation, and age at retirement or termination.

ITT also provides health care and life insurance benefits for eligible U.S. employees upon retirement. In some cases, the plan is still open to new employees, but for the majority of our businesses these plans are closed to new participants. The majority of the liability pertains to retirees with postretirement medical insurance.

Balance Sheet Information

Amounts recognized as liabilities in the Consolidated Balance Sheets for postretirement benefit plans reflect the funded status. The following table provides a summary of the funded status of our postretirement benefit plans and the presentation of the funded status within our Consolidated Balance Sheet as of December 31, 2012 and 2011.

	2012			2011
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Fair value of plan assets	$249.1	$7.9	$257.0	$184.3	$7.5	$191.8
Projected benefit obligation	387.0	213.0	600.0	330.1	191.8	521.9
Funded status	$(137.9)	$(205.1)	$(343.0)	$(145.8)	$(184.3)	$(330.1)
Amounts reported within:
Accrued liabilities	$(4.2)	$(8.5)	$(12.7)	$(3.6)	$(11.1)	$(14.7)
Non-current liabilities	(133.7)	(196.6)	(330.3)	(142.2)	(173.2)	(315.4)

A portion of our projected benefit obligation includes amounts that have not yet been recognized as expense in our results of operations. Such amounts are recorded within accumulated other comprehensive loss until they are amortized as a component of net periodic postretirement cost. The following table provides a summary of amounts recorded within accumulated other comprehensive loss at December 31, 2012 and 2011.

	2012			2011
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net actuarial loss	$175.7	$75.0	$250.7	$147.0	$57.5	$204.5
Prior service cost (benefit)	4.8	(3.7)	1.1	5.7	(0.7)	5.0
Total	$180.5	$71.3	$251.8	$152.7	$56.8	$209.5

The following table provides a rollforward of the projected benefit obligations for our U.S. and international pension plans for the years ended December 31, 2012 and 2011.

	2012			2011
	U.S.	Int’l	Total	U.S.	Int’l	Total
Change in benefit obligation
Benefit obligation – January 1	$277.8	$52.3	$330.1	$246.1	$52.5	$298.6
Service cost	4.8	1.0	5.8	5.6	0.9	6.5
Interest cost	12.9	2.5	15.4	13.4	2.5	15.9
Actuarial loss (gain)	24.2	14.8	39.0	26.9	(1.2)	25.7
Benefits and expenses paid	(16.1)	(3.1)	(19.2)	(15.1)	(3.0)	(18.1)
Curtailment / Special termination benefit	–	–	–	0.9	–	0.9
Assumed in acquisition	–	15.0	15.0	–	1.4	1.4
Foreign currency translation	–	0.9	0.9	–	(0.8)	(0.8)
Benefit obligation – December 31	$303.6	$83.4	$387.0	$277.8	$52.3	$330.1

The following table provides a rollforward of the projected benefit obligations for our other employee-related defined benefit plans for the years ended December 31, 2012 and 2011.

	2012	2011
Change in benefit obligation
Benefit obligation – January 1	$191.8	$175.5
Service cost	2.5	1.8
Interest cost	9.5	9.5
Amendments	(3.1)	–
Actuarial loss	22.0	14.4
Benefits paid	(9.7)	(9.4)
Benefit obligation – December 31	$213.0	$191.8

The following table provides a rollforward of the pension plan assets and the funded status for our U.S. and international pension plans for the years ended December 31, 2012 and 2011.

	2012			2011
	U.S.	Int’l	Total	U.S.	Int’l	Total
Change in plan assets
Plan assets – January 1	$182.3	$2.0	$184.3	$185.0	$1.7	$186.7
Actual return on plan assets	22.6	0.1	22.7	(5.8)	0.1	(5.7)
Employer contributions	58.3	3.0	61.3	18.2	3.2	21.4
Benefits and expenses paid	(16.1)	(3.1)	(19.2)	(15.1)	(3.0)	(18.1)
Plan assets – December 31	$247.1	$2.0	$249.1	$182.3	$2.0	$184.3
Funded status at end of year	$(56.5)	$(81.4)	$(137.9)	$(95.5)	$(50.3)	$(145.8)

The following table provides a rollforward of the other employee-related defined benefit plan assets and the funded status for the years ended December 31, 2012 and 2011.

	2012	2011
Change in plan assets
Plan assets – January 1	$7.5	$7.8
Actual return on plan assets	0.4	(0.3)
Employer contributions	9.7	9.4
Benefits paid	(9.7)	(9.4)
Plan assets – December 31	$7.9	$7.5
Funded status at end of year	$(205.1)	$(184.3)

The accumulated benefit obligation for all defined benefit pension plans was $383.7 and $328.4 at December 31, 2012 and 2011, respectively. The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets.

	2012	2011
Projected benefit obligation	$387.0	$328.2
Accumulated benefit obligation	383.7	326.5
Fair value of plan assets	249.1	182.3

Income Statement Information

The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss for each of the three years ended December 31, 2012, as they pertain to our defined benefit pension plans.

	2012			2011			2010
	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Net periodic postretirement cost
Service cost	$4.8	$1.0	$5.8	$5.6	$0.9	$6.5	$6.3	$0.9	$7.2
Interest cost	12.9	2.5	15.4	13.4	2.5	15.9	13.6	2.4	16.0
Expected return on plan assets	(18.2)	(0.1)	(18.3)	(18.9)	(0.1)	(19.0)	(18.6)	(0.1)	(18.7)
Amortization of net actuarial loss (gain)	6.5	(0.2)	6.3	3.7	(0.1)	3.6	2.4	–	2.4
Amortization of prior service cost	0.9	–	0.9	1.2	–	1.2	1.2	–	1.2
Net periodic postretirement cost	6.9	3.2	10.1	5.0	3.2	8.2	4.9	3.2	8.1
Effect of curtailment / Special termination benefit	–	–	–	2.5	–	2.5	–	2.0	2.0
Total net periodic postretirement cost	6.9	3.2	10.1	7.5	3.2	10.7	4.9	5.2	10.1
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net actuarial loss (gain)	19.8	14.8	34.6	51.6	(1.1)	50.5	5.6	0.1	5.7
Prior service cost	–	–	–	–	–	–	1.0	0.1	1.1
Amortization of net actuarial (loss) gain	(6.5)	0.2	(6.3)	(3.7)	0.1	(3.6)	(2.4)	–	(2.4)
Amortization of prior service cost	(0.9)	–	(0.9)	(2.8)	–	(2.8)	(1.2)	–	(1.2)
Foreign currency translation	–	0.4	0.4	–	–	–	–	–	–
Total change recognized in other comprehensive loss	12.4	15.4	27.8	45.1	(1.0)	44.1	3.0	0.2	3.2
Total impact from net periodic postretirement cost and changes in other comprehensive loss	$19.3	$18.6	$37.9	$52.6	$2.2	$54.8	$7.9	$5.4	$13.3

The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss for each of the three years ended December 31, 2012, as they pertain to other employee-related defined benefit plans.

	2012	2011	2010
Net periodic postretirement cost
Service cost	$2.5	$1.8	$1.5
Interest cost	9.5	9.5	9.3
Expected return on plan assets	(0.5)	(0.6)	(0.8)
Amortization of net actuarial loss	4.6	2.6	1.4
Amortization of prior service credit	(0.1)	(0.1)	(0.1)
Total net periodic postretirement cost	16.0	13.2	11.3
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net actuarial loss	22.1	14.5	2.0
Prior service credit	(3.1)	–	–
Amortization of net actuarial loss	(4.6)	(2.6)	(1.4)
Amortization of prior service credit	0.1	0.1	0.1
Total changes recognized in other comprehensive loss	14.5	12.0	0.7
Total impact from net periodic postretirement cost and changes in other comprehensive loss	$30.5	$25.2	$12.0

The following table provides the estimated net actuarial loss and prior service cost that is expected to be amortized from accumulated other comprehensive income into net periodic postretirement cost during 2013.

	Pension	Other Benefits	Total
Net actuarial loss	$9.5	$5.1	$14.6
Prior service cost (credit)	0.8	(0.4)	0.4
Total	$10.3	$4.7	$15.0

Postretirement Plan Assumptions

The determination of projected benefit obligations and the recognition of expenses related to postretirement benefit plans are dependent on various assumptions that are judgmental and developed in consultation with external advisors. Management develops each assumption using relevant Company experience in conjunction with market-related data for each individual country in which such plans exist. Assumptions are reviewed annually and adjusted as necessary. The actuarial assumptions are based on the provisions of the applicable accounting pronouncements, review of various market data and discussion with our external advisors. Changes in these assumptions could materially affect our financial statements.

The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic postretirement cost, as they pertain to our defined benefit pension plans.

	2012		2011
	U.S.	Int’l	U.S.	Int’l
Obligation Assumptions:
Discount rate	4.1%	3.1%	4.8%	4.8%
Rate of future compensation increase	N/A	3.2%	N/A	2.5%
Cost Assumptions:
Discount rate	4.8%	4.8%	5.7%	5.0%
Expected return on plan assets	8.0%	4.7%	9.0%	4.8%

The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic postretirement cost, as they pertain to other employee-related defined benefit plans.

	2012	2011
Obligation Assumptions:
Discount rate	4.1%	4.8%

Cost Assumptions:

Discount rate	4.8%	5.5%
Expected return on plan assets	8.0%	9.0%

The assumed discount rates reflect our expectation of the present value of expected future cash payments for benefits at the measurement date. We base the discount rate assumption on investment yields of high-quality fixed income securities at the measurement date during the expected benefits payment period. The discount rates were determined by considering an interest rate yield curve comprised of high quality corporate bonds, with maturities generally between zero and thirty years. Annual benefit payments are then discounted to present value using this yield curve to develop a single-point discount rate matching the plan’s payment characteristics.

The rate of future compensation increase assumption for foreign plans reflects our long-term actual experience and future and near-term outlook.

The expected long-term rate of return on assets reflects the expected returns for each major asset class in which the plans invest, the weight of each asset class in the target mix, the correlations among asset classes and their expected volatilities. Our expected return on plan assets is estimated by evaluating both historical returns and estimates of future returns based on our target asset allocation. Specifically, we estimate future returns based on independent estimates of asset class returns weighted by the target investment allocation.

Prior to the Distribution of Exelis and Xylem, the Company’s U.S. postretirement plans participated in a master trust that invested in asset classes that historically generated asset returns in excess of the expected long-term rate of return on plan assets. With the distribution of certain postretirement benefit plans and their respective plan assets to Exelis and Xylem, we developed a new target asset allocation that is expected to generate a lower level of returns on plan assets than were realized in the past. Based on this approach, in 2012 our weighted average estimate of the long-term annual rate of return on assets for pension plans was reduced to 8%. For postretirement plans that participate in the current master trust and participated in the master trust distributed to Exelis, the chart below shows actual returns compared to the expected long-term returns for our postretirement plans that were utilized in the calculation of the net periodic postretirement cost for each respective year.

	2012	2011	2010
Expected rate of return on plan assets	8.0%	9.0%	9.0%
Actual rate of return on plan assets	11.1%	(3.2)%	14.1%

For the recognition of net periodic postretirement cost, the calculation of the expected return on plan assets is generally derived using a market-related value of plan assets based on average asset values at the measurement date over the last five years. The use of fair value, rather than a market-related value, of plan assets could materially affect net periodic postretirement cost.

The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 8.5% for pre-age 65 retirees and 6.5% for post-age 65 retirees for 2013, decreasing ratably to 4.5% in 2021. Increasing the health care trend rates by one percent per year would have the effect of increasing the benefit obligation by $26.8 and the aggregate annual service and interest cost components by $1.9. A decrease of one percent in the health care trend rate would reduce the benefit obligation by $21.8 and the aggregate annual service and interest cost components by $1.5. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future working life of the plan participants.

Investment Policy

The investment strategy for managing worldwide postretirement benefit plan assets is to seek an optimal rate of return relative to an appropriate level of risk for each plan. Investment strategies vary by plan, depending on the specific characteristics of the plan, such as plan size and design, funded status, liability profile and legal requirements.

Substantially all of the postretirement benefit plan assets are managed on a commingled basis in a master investment trust. With respect to the master investment trust, the Company allows itself broad discretion to invest tactically to respond to changing market conditions, while staying reasonably within the target asset allocation ranges prescribed by its investment guidelines. In making these asset allocation decisions, the Company takes into account recent and expected returns and volatility of returns for each asset class, the expected correlation of returns among the different investments, as well as anticipated funding and cash flows. To enhance returns and mitigate risk, the Company diversifies its investments by strategy, asset class, geography and sector.

Prior to the Distribution, the domestic postretirement benefit plan assets were included in the master investment trust that also included assets of plans contributed to Exelis and Xylem. At the distribution date, the master trust and all of its investments were transferred to Exelis and ITT received a cash contribution from Exelis proportionate to its share of investments in the master trust which was subsequently invested through a newly established master trust. At December 31, 2012, the plan assets have been invested on a temporary basis.

The following table provides the allocation of plan assets held in the master investment trust by asset category, as of December 31, 2012 and 2011, and the related targeted asset allocation ranges by asset category.

	2012	Target Allocation Range	2011	Target Allocation Range
Domestic equities	35%	30-40%	33%	30-40%
International equities	29%	20-40%	27%	20-40%
Fixed income	35%	25-45%	35%	25-45%
Cash and other	1%	0-5%	5%	0-5%

The strategies and allocations of plan assets outside of the U.S. are managed locally and may differ significantly from those in the U.S. In general and as of December 31, 2012, non-U.S. plan assets of approximately $2.0 are managed closely to their strategic allocations.

Fair Value of Plan Assets

In measuring plan assets at fair value, a fair value hierarchy is applied which categorizes and prioritizes the inputs used to estimate fair value into three levels. The fair value hierarchy is based on maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. Classification within the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement. The three levels of the fair value hierarchy are defined as follows:

¡	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
¡

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

¡	Level 3 inputs are unobservable inputs for the assets or liabilities.

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

¡

Open ended mutual funds, collective trusts and commingled funds – Open ended mutual funds, collective trusts and commingled funds are measured at NAV. These funds are generally classified within Level 2 of the fair value hierarchy.

¡

Fixed income – U.S. government securities are generally valued using quoted prices of securities with similar characteristics. Corporate bonds and notes are generally valued by using pricing models (e.g., discounted cash flows), quoted prices of securities with similar characteristics or broker quotes. Fixed income securities are generally classified in Level 2 of the fair value hierarchy. Other employee benefit plan assets include an investment in a structured security valued using broker quotes. Due to the significance of unobservable inputs involved in the broker quote, the investment is classified within Level 3 of the fair value hierarchy.

The following table provides the fair value of plan assets held by our postretirement benefit plans, at December 31, 2012 and 2011, by asset class.

	Pension		Other Benefits
2012	Total	Level 2	Total	Level 3
Asset Category
Equities:
Domestic	$86.9	$86.9	$–	$–
International	46.0	46.0	–	–
Emerging Markets	26.2	26.2	–	–
Fixed income	86.1	86.1	7.9	7.9
Cash and other	3.9	3.9	–	–
Total	$249.1	$249.1	$7.9	$7.9

	Pension		Other Benefits
2011	Total	Level 2	Total	Level 3
Asset Category
Equities:
Domestic	$60.0	$60.0	$–	$–
International	33.5	33.5	–	–
Emerging Markets	16.4	16.4	–	–
Fixed income	62.8	62.8	7.5	7.5
Cash and other	11.6	11.6	–	–
Total	$184.3	$184.3	$7.5	$7.5

The following table presents a reconciliation of fair value measurement within our pension plans using significant unobservable inputs (Level 3) for the year ended December 31, 2011.

	Equity Securities	Private Equity	Absolute Returns	Commodities, Fixed Income and Other	Total
Level 3 balance – December 31, 2010	$10.6	$48.0	$20.4	$2.5	$81.5
Realized gains (losses), net	(1.0)	2.6	(0.2)	–	1.4
Unrealized gains (losses), net	–	–	–	–	–
Purchases/(sales) and settlements, net	(9.6)	(50.6)	(20.2)	(2.5)	(82.9)
Transfers in (out), net	–	–	–	–	–
Level 3 balance – December 31, 2011	$–	$–	$–	$–	$–

There have been no significant realized or unrealized gains and losses, purchases, sales, settlements or transfers of assets within our other employee-related benefit plans measured using significant unobservable inputs (Level 3).

Contributions

While we make contributions to our postretirement benefit plans when considered necessary or advantageous to do so, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. Funding requirements under IRS rules are a major consideration in making contributions to our post-retirement plans. In addition, we fund certain of our international pension plans in countries where funding is allowable and tax-efficient. During 2012 and 2011, we contributed $71.0 and $30.8 to our postretirement benefit plans, respectively, of which $58.3 and $18.2 was to U.S. pension plans.

In connection with the first quarter 2012 U.S. pension plan contributions, we elected to remeasure the projected benefit obligations and plan assets. As a result of the remeasurement, the funded status of our U.S. pension plans improved by $41.2 and an adjustment of $9.3 was recorded to unrecognized actuarial loss included in other comprehensive income.

We anticipate making contributions to our global pension plans of $3.8 during 2013, of which $0.6 has been made in the first quarter.

Estimated Future Benefit Payments

The following table provides the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our pension and other employee-related benefit plans.

	U.S. Pension	Int’l Pension	Other Benefits
2013	$15.8	$3.4	$11.7
2014	16.1	4.7	11.7
2015	16.6	4.2	12.0
2016	17.1	4.1	12.2
2017	17.7	4.3	12.4
2018 – 2021	$95.2	$21.2	$58.3

NOTE 17

Long-Term Incentive Employee Compensation

Our long-term incentive awards program is comprised of three components: non-qualified stock options (NQOs), restricted stock units (RSUs) and a target cash award (TSR). We account for NQOs and RSUs as equity-based compensation awards. TSR awards are cash settled and accounted for as liability-based compensation.

The 2011 Omnibus Incentive Plan (2011 Incentive Plan) was approved by shareholders and established in May of 2011 to provide for the awarding of options on common shares and full value restricted common shares or units to employees and non-employee directors. The number of shares initially available for issuance to participants under the 2011 Incentive Plan was 4.6. The 2011 Incentive Plan replaced the ITT Amended and Restated 2003 Equity Incentive Plan (2003 Incentive Plan) on a prospective basis and no future grants will be made under the 2003 Incentive Plan. However, any shares remaining available for issuance under the 2003 Incentive Plan became available for grant under the 2011 Incentive Plan as of the date the 2011 Incentive Plan was approved by shareholders. In connection with the Distribution, and per the terms of the 2011 Incentive Plan, an equitable adjustment which preserved the intrinsic value of the awards after giving effect to the distribution of Exelis and Xylem was made (referred to as the Equitable Adjustment). As of December 31, 2012, 41.0 shares were available for future grants under the 2011 Incentive Plan. ITT makes shares available for the exercise of stock options or vesting of restricted shares or units by purchasing shares in the open market or by issuing shares from treasury stock.

Long-term incentive employee compensation costs are primarily recorded within general and administrative expenses, and are reduced by an estimated forfeiture rate. These costs impacted our consolidated results of operations as follows:

	2012	2011	2010
Share-based compensation expense, equity-based awards	$12.9	$23.3	$13.7
Share-based compensation expense, liability-based awards	1.9	2.1	(3.8)
Total share-based compensation expense in operating income (loss)(a)	14.8	25.4	9.9
Tax benefit	5.4	8.5	3.1
Share-based compensation expense, net of tax	$9.4	$16.9	$6.8
(a)	Share-based compensation expense incurred during 2012 and 2011 includes $0.5 and $13.0, respectively, classified as a transformation cost in the Consolidated Income Statement related to the modification of equity awards.

At December 31, 2012, there was $17.9 of total unrecognized compensation cost related to non-vested awards. This cost is expected to be recognized ratably over a weighted-average period of 1.8 years.

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

As a result of the Equitable Adjustment, an option modification expense of $7.9 was recorded during 2011 for awards that were fully vested on the modification date and an additional $0.5 of incremental fair value was amortized during 2012 for awards unvested on the modification date for employees who remained with ITT. A portion of the 2011 option modification charge was allocated to discontinued operations for employees who transferred to Exelis or Xylem.

Pursuant to the completion of the Distribution on October 31, 2011, 1.2 stock options and 0.5 restricted equity awards held by the employees of Exelis and Xylem were converted to equity awards in the underlying common stock of their respective employer and were cancelled as ITT equity awards.

Non-Qualified Stock Options

Options generally vest over or at the conclusion of a three-year period and are exercisable in seven or ten-year periods, except in certain instances of death, retirement or disability. Options granted between 2004 and 2009 were awarded with a contractual term of seven years. Options granted prior to 2004 and after 2009 were awarded with a contractual term of ten years. The exercise price per share is the fair market value of the underlying common stock on the date each option is granted.

A summary of the status of our NQOs as of December 31, 2012, 2011 and 2010 and changes during the years then ended is presented below.

	2012		2011			2010
STOCK OPTIONS	Shares	Weighted Average Exercise Price	Shares		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding – January 1	8.0	$16.70	3.7		$85.08	4.0	$80.58
Granted	0.4	22.80	0.3		115.36	0.4	106.60
Exercised	(3.8)	15.35	(0.7)		76.27	(0.6)	62.90
Cancelled or expired	(0.3)	17.21	(1.3	) (b)	92.76	(0.1)	97.56
Outstanding on Distribution Date before Equitable Adjustment	–	–	2.0		88.52	–	–
Outstanding on Distribution Date after Equitable Adjustment	–	–	8.0		16.18	–	–
November/December 2011 Activity:
Granted	–	–	0.7		20.28	–	–
Exercised	–	–	(0.7)		13.87	–	–
Outstanding – December 31	4.3	$18.46	8.0		$16.70	3.7	$85.08
Options exercisable – December 31	2.9	$17.10	6.3		$16.03	3.0	$83.72
(b)	Includes 1.2 shares cancelled in connection with the Distribution of Exelis and Xylem, with a corresponding weighted average exercise price of $92.20.

The intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2012, 2011 and 2010 was $24.7, $29.8 and $22.3, respectively.

The amount of cash received from the exercise of stock options was $58.0, $61.6 and $35.4 for 2012, 2011 and 2010, respectively. The income tax benefit realized during 2012, 2011 and 2010 associated with stock option exercises and lapses of restricted stock was $11.0, $16.7 and $13.9, respectively. We classify the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock lapses as a financing activity. Excess tax benefits arising from stock option exercises and restricted stock lapses were $6.4, $7.2 and $6.0 for 2012, 2011 and 2010, respectively. The following table summarizes information about ITT’s stock options at December 31, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$10-$15	1.4	1.6	$13.30	$14.5	1.4	1.6	$13.30	$14.5
$15-$20	0.9	3.8	19.85	3.4	0.7	2.8	19.82	2.7
$20-$26	2.0	6.3	21.52	3.9	0.8	4.1	21.51	1.6
	4.3	4.2	$18.46	$21.8	2.9	2.6	$17.10	$18.8

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on ITT’s closing stock price of $23.46 as of December 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. The number of options “out-of-the-money” as of December 31, 2012, included as exercisable in the preceding table was 0.1.

As of December 31, 2012, the total number of stock options expected to vest (including those that have already vested) was 4.2. These stock options have a weighted-average exercise price of $18.41, an aggregate intrinsic value of $21.8 and a weighted-average remaining contractual life of 4.2 years.

The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2012, 2011 and 2010:

	2012	November 7, 2011 Grants	2011 Grants Before Distribution	2010
Dividend yield	1.6%	1.8%	1.7%	1.9%
Expected volatility	34.1%	39.3%	24.7%	27.1%
Expected life (in years)	6.9	7.0	7.0	7.0
Risk-free rates	1.4%	1.5%	3.1%	3.1%
Weighted-average grant date fair value	$6.71	$6.97	$29.70	$29.00

Expected volatilities for option grants prior to the Distribution were based on ITT’s stock price history, including implied volatilities from traded options on our stock. Expected volatilities for option grants subsequent to the Distribution were based on a peer average of historical and implied volatility. ITT uses historical data to estimate option exercise and employee termination behavior within the valuation model. Option characteristics are considered separately for valuation purposes. We utilized two employee groups for option grant valuation purposes for periods prior to the distribution and have utilized one group for all subsequent option grant valuations. The expected life represents an estimate of the period of time options are expected to remain outstanding. The expected life provided above represents the weighted average of expected behavior for certain groups of employees who have historically exhibited different behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of option grant.

Restricted Stock Units

Beginning in 2011, the Compensation Committee of the Board of Directors elected to grant RSUs to employees, as opposed to restricted stock awards (RSAs) which were awarded in periods prior to 2011. The Committee decided to grant RSUs rather than RSAs in 2011 because RSUs provide a consistent tax treatment for domestic and international employees. The majority of RSUs settle in shares; however RSUs granted to international employees are settled in cash. RSUs provide the same economic risk or reward as RSAs, but recipients do not have voting rights and do not receive cash dividends during the restriction period. Dividend equivalents on RSUs, which are subject to forfeiture, are accrued and paid in cash upon vesting of the RSU, which typically occurs three years from the date of grant. If an employee retires or is terminated other than for cause, a pro rata portion of the RSU may vest.

The table below provides a rollforward of outstanding RSUs and RSAs for each of the previous three years ended.

	2012		2011			2010
RESTRICTED STOCK	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding – January 1	1.4	$18.55	0.9		$89.70	0.8	$88.72
Granted	0.4	22.56	0.3		115.18	0.3	106.50
Lapsed	(0.5)	15.21	(0.3)		99.53	(0.2)	108.88
Cancelled	(0.1)	20.58	(0.6	)(c)	95.30	–	89.50
Outstanding on Distribution Date before equitable adjustment	–	–	0.3		93.42	–	–
Outstanding on Distribution Date after equitable adjustment	–	–	1.0		17.94	–	–
November/December 2011 Activity:
Granted	–	–	0.4		20.27	–	–
Outstanding – December 31	1.2	$21.06	1.4		$18.55	0.9	$89.62
(c)	Includes 0.5 RS cancelled in connection with the Distribution of Exelis and Xylem, with a corresponding weighted average grant date fair value of $95.14.

The table below provides the number of the outstanding equity settled RSUs, cash settled RSUs and RSAs as of December 31, 2012, 2011 and 2010.

	2012	2011	2010
Equity settled RSUs	0.9	0.8	0.1
Cash settled RSUs	0.1	0.1	0.1
RSAs	0.2	0.5	0.7

The majority of RSAs outstanding at December, 31, 2012 will vest on March 5, 2013. As of December 31, 2012, the total number of RSUs and RSAs expected to vest was 1.1.

Total Shareholder Return Awards

The TSR award plan is a performance-based cash award incentive program provided to key employees of ITT. TSR awards are accounted for as liability-based awards. The fair value of outstanding awards is determined at the conclusion of the three-year performance period by measuring ITT’s total shareholder return percentage against the total shareholder return performance of other stocks generally comprising the S&P 400 Mid-Cap Capital Goods Index. We reassess the fair value of our TSR awards at the end of each reporting period using actual total shareholder return data over the performance period to date as well as a Monte Carlo simulation for potential future price movements. Payment, if any, typically occurs during the first quarter of each year and is based on the TSR performance comparison measured against targets established at the time of the award. During 2010, payments totaling $17.9 were made to settle the vested 2007 TSR awards. No payments were made during either 2011 or 2012 under the TSR award plan.

In connection with the Distribution, a proportionate number of outstanding TSR awards vested corresponding to the percentage of time passed between original grant date and October 31, 2011 (the vested portion). The fair value of the vested portion on October 31, 2011 was nil, as the performance factor for each TSR grant was below the minimum threshold. The unvested portion of TSR awards (the percent of time remaining between October 31, 2011 and the awards originally stated vesting date) were modified depending on the year of grant. The unvested portion of the 2010 and 2011 TSR awards were modified through the granting of RSU awards with a grant date fair value equal to the unvested portion at target. The replacement RSU awards maintain the vesting date established in the original TSR award agreement. No compensation expense was recognized in connection with these modifications as the incremental fair value resulting from the modification pertains to the unvested portion of the original TSR award. The deferred compensation cost of $2.2, as of the modification date, is recognized straight-line over the remaining vesting periods.

NOTE 18

Capital Stock

ITT has authority to issue an aggregate of 300 shares of capital stock, of which 250 shares have been designated as Common Stock having a par value of $1 per share and 50 shares have been designated as Preferred Stock not having any par or stated value. There was no Preferred Stock outstanding as of December 31, 2012 and 2011.

The stockholders of ITT common stock are entitled to receive dividends when and as declared by ITT’s Board of Directors. Dividends are paid quarterly. Dividends declared were $0.364, $1.591 and $2.00 per common share in 2012, 2011, and 2010, respectively.

On October 27, 2006, a three-year $1 billion share repurchase program (2006 Share Repurchase Program) was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. During 2012, we repurchased 5.1 shares of common stock for $113.4. Through December 2012, we had repurchased 12.2 shares for $544.2, including commissions, under the $1 billion share repurchase program.

Separate from the 2006 Share Repurchase Program, the Company repurchased 0.1 shares and 0.1 shares for an aggregate price of $3.4 and $6.6, during 2012 and 2011, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

We make shares available for the exercise of stock options and vesting of restricted stock by purchasing shares in the open market or by issuing shares from treasury stock. During 2012, we issued 4.0 shares related to equity compensation arrangements. As of December 31, 2012 and 2011, 11.9 and 10.6 shares of Common Stock were held in our treasury account, respectively.

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

NOTE 19

Commitments and Contingencies

From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to defend vigorously against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including our assessment of the merits of the particular claim, as well as our current reserves and insurance coverage, we do not expect that such legal proceedings will have any material adverse impact on our financial statements, unless otherwise noted below.

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

As of December 31, 2012, there were 67 thousand pending active claims against ITT, including Goulds Pumps, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

(in thousands)	2012(a)	2011(a)	2010(a)
Pending claims – Beginning	105	104	105
New claims	4	5	6
Settlements	(1)	(2)	(1)
Dismissals(b)	(12)	(2)	(6)
Pending claims – Ending	96	105	104
Pending inactive claims(c)	29	39	40
Pending active claims	67	66	64
(a)	In September 2010, ITT executed an amended cost sharing agreement related to a business we disposed of a number of years ago. The cost sharing agreement provided that responsibility for costs associated with claims resolved gradually transitioned away from ITT. In September 2012, ITT entered into a Settlement Agreement with the entity that acquired the disposed business. All claim activity associated with this business has been excluded from the table.

(b)	During 2012, 12 thousand pending claims were dismissed, 10 thousand of which were filed in Mississippi and were inactive.

(c)	Inactive claims represent pending claims in Mississippi filed prior to 2004, which have been excluded from our asbestos measurement as these claims have little to no value.

Frequently, plaintiffs are unable to identify any ITT or Goulds Pumps product as a source of asbestos exposure. In addition, a large percentage of claims pending against the Company have been placed on inactive dockets (including in Mississippi) because the plaintiffs cannot demonstrate a significant compensable loss. Our experience to date is that a majority of resolved claims are dismissed without any payment from the Company. Management believes that a large majority of the pending claims have little or no value. In addition, because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. The average cost per resolved claim, including indemnity and defense costs, in 2012 and 2011 was $7 thousand and $19 thousand, respectively, ITT expects more asbestos-related suits will be filed in the future, and ITT will aggressively defend or seek a reasonable resolution, as appropriate.

At December 31, 2012, the jurisdictions with the highest pending active claims counts include New York (approximately 31 thousand claims), Florida (approximately 6 thousand claims), Louisiana (approximately 5 thousand claims), and Texas (approximately 5 thousand claims).

Estimating the Liability and Related Asset

The Company records an asbestos liability, including legal fees, for costs estimated to be incurred to resolve all pending claims, as well as unasserted claims estimated to be filed against the Company over the next 10 years. The asbestos liability has not been discounted to present value due to an inability to reliably forecast the timing of future cash flows. The methodology used to estimate our asbestos liability for pending claims and claims estimated to be filed over the next 10 years relies on and includes the following:

¡	interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos in the workplace;

¡	widely accepted epidemiological studies estimating the number of people likely to develop mesothelioma and lung cancer from exposure to asbestos;

¡	the Company’s historical experience with the filing of non-malignant claims against it and the historical relationship between non-malignant and malignant claims filed against the Company;

¡	analysis of the number of likely asbestos personal injury claims to be filed against the Company based on such epidemiological and historical data and the Company’s recent claims experience;

¡	analysis of the Company’s pending cases, by disease type;

¡	analysis of the Company’s recent experience to determine the average settlement value of claims, by disease type;

¡	analysis of the Company’s defense costs in relation to its indemnity costs;

¡	adjustment for inflation in the average settlement value of claims and defense costs estimated to be paid in the future; and

¡	analysis of the Company’s recent experience with regard to the length of time to resolve asbestos claims.

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

The Company retains a consulting firm to assist management in estimating the potential liability for pending asbestos claims and for claims estimated to be filed over the next 10 years based on the methodology described above. Our methodology determines a point estimate based on our assessment of the value of each underlying assumption, rather than a range of reasonably possible outcomes. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key assumptions discussed above, additional uncertainty related to asbestos claims and estimated costs arises from the long latency period prior to the manifestation of an asbestos-related disease, changes in available medical treatments and changes in medical costs, changes in plaintiff behavior resulting from bankruptcies of other companies that are or could be co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes. At December 31, 2012, approximately 36% of the recorded asbestos liability relates to pending claims, with the remainder relating to claims estimated to be filed over the next 10 years.

We record a corresponding asbestos-related asset that represents our best estimate of probable recoveries from insurers for the estimated asbestos liabilities. Consistent with the asbestos liability, the asbestos-related asset has not been discounted to present value due to the inability to reliably forecast the timing of future cash flows. In developing this estimate, the Company considers coverage-in-place and other agreements with its insurers, as well as a number of additional factors. These additional factors reviewed include the financial viability of our insurance carriers and any related solvency issues, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, the extent to which settlement and defense costs will be reimbursed by the insurance policies, and interpretation of the various policy and contract terms and limits and their interrelationships, and various judicial determinations relevant to our insurance programs. The timing and amount of reimbursements will vary due to a time lag between when ITT pays an amount to defend or settle a claim and when a reimbursement is received from an insurer, differing policy terms, and certain gaps in our insurance coverage as a result of uninsured periods, insurer insolvencies, and prior insurance settlements. Approximately 89% of our estimated receivables are due from domestic insurers, substantially all of which had credit ratings of A- or better from A.M. Best as of December 31, 2012. While the substantial majority of our insurance carriers are solvent, some of the individual carriers are insolvent, which has been considered in our analysis of probable recoveries.

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

The Company has negotiated with certain of its insurers to reimburse the Company for a portion of its indemnity and defense costs through “coverage-in-place” agreements or long-term policy buyout agreements. The agreements are designed to facilitate an orderly resolution and collection of ITT’s insurance portfolio and to mitigate issues that insurers may raise regarding their responsibility to respond to claims. These agreements, in the aggregate, represent approximately 58% of the recorded asbestos-related asset.

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

Income Statement Charges

In the third quarter, we conduct an annual study with the assistance of outside consultants to review and update the underlying assumptions used in our asbestos liability and related asset estimates. During this study, the underlying assumptions are updated based on our actual experience since our last annual study, a reassessment of the appropriate reference period of years of experience used in determining each assumption and our expectations regarding future conditions, including inflation. Based on the results of this study, we adjusted our estimated undiscounted asbestos liability, including legal fees, by ($75.8), ($44.1) and $691.3, in 2012, 2011 and 2010, respectively. These charges reflect costs that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years.

The decrease in our estimated liability in the third quarter of 2012 is a result of several developments, including an expectation of lower defense costs as a percentage of indemnities paid over the projection period and a reduction in the assumed rate of increase in future average settlement values. These favorable factors were offset in part by an increasing number of cases expected to be adjudicated, increased activity in several higher-cost jurisdictions, an increase in average settlement values and an increase in lung cancer activity. The decrease in our estimated liability in the third quarter of 2011 was a result of several developments; including a reduction in the assumed rate of increase in future average settlement costs and an expectation of lower defense costs as a percentage of indemnities paid. These favorable factors were offset in part by increased activity in several higher-cost jurisdictions, increasing the number of cases expected to be adjudicated. The increase in our estimated liability in the third quarter of 2010 was a result of several developments, including higher settlement costs and significantly increased activity in several higher-cost jurisdictions, increasing the number of cases to be adjudicated and the expected legal costs.

Further, in the third quarter of 2012 and 2011 the Company reduced its estimated asbestos-related assets by $78.7 and $75.8, respectively, based on the results of this study, whereas in the third quarter 2010 the Company increased its asbestos-related asset by $371.5. These assets comprise an insurance asset, as well as receivables from other responsible parties. See discontinued operations discussion below for further information about receivables from parties other than insurers.

At each balance sheet date, ITT compares current asbestos claims and resolution activity and changes in insurer credit ratings to the results of the most recent annual study to assess whether the recorded asbestos liability and related asset remain appropriate.

Further, in addition to the charges associated with our annual measurement, we record a net asbestos charge each quarter to maintain a rolling 10 year forecast period. Further, during the quarter ended June 30, 2012, we received a distribution totaling $8.3 from certain insolvent insurers. As a result, we reduced our asbestos related asset by $2.5 and recognized $5.8 in continuing operations as a reduction to the net asbestos charge for the second quarter. The tables below summarize the total net asbestos charges for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Continuing operations:
Asbestos provision	$53.8	$59.5	$55.3
Asbestos remeasurement, net	2.9	40.9	329.5
Settlement Agreement	(5.8)	—	—
Net asbestos charge - continuing operations	50.9	100.4	384.8
Discontinued Operations:
Asbestos provision	0.5	2.8	—
Asbestos remeasurement, net	—	(9.2)	(9.7)
Settlement Agreement	(5.6)	—	—
Net asbestos charge - discontinued operations	(5.1)	(6.4)	(9.7)
Total net asbestos charge	$45.8	$94.0	$375.1

Changes in Financial Position:

The Company’s estimated asbestos exposure, net of expected recoveries, for the resolution of all pending claims and claims estimated to be filed in the next 10 years was $739.5 and $713.7 as of December 31, 2012 and December 31, 2011, respectively. The following table provides a rollforward of the estimated asbestos liability and related assets for the year ended December 31, 2012.

	2012			2011
	Liability	Asset	Net	Liability	Asset	Net
Balance as of January 1	$1,667.9	$954.2	$713.7	$1,676.5	$1,034.7	$641.8
Changes in estimate during the period:
Continuing operations	6.6	(50.2)	56.8	123.5	23.2	100.3
Discontinued operations	11.5	11.0	0.5	(58.4)	(52.0)	(6.4)
Settlement Agreement	(245.2)	(233.8)	(11.4)	—	—	—
Net cash activity	(93.4)	(73.3)	(20.1)	(73.7)	(51.7)	(22.0)
Balance as of December 31	$1,347.4	$607.9	$739.5	$1,667.9	$954.2	$713.7
Current portion	92.4	82.6		138.8	132.9
Noncurrent portion	1,255.0	525.3		1,529.1	821.3

Settlement Agreement

At December 31, 2011 $233.6 of the asbestos liability and $232.8 of the related asset related to a business which we disposed of a number of years ago that is reported as discontinued operations. In September 2012, we executed an agreement (the Settlement Agreement) with the entity (the counterparty) that acquired a business disposed by ITT in 1986. The Settlement Agreement accelerates the cost sharing provisions of a previous agreement with the counterparty. Prior to executing the Settlement Agreement, claims subject to the previous cost sharing agreement where ITT was not a named defendant were excluded from the count of pending claims; however, our recorded asbestos liability included an estimate of exposure to all claims subject to the cost sharing agreement.

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

As a result of the Settlement Agreement, ITT’s asbestos-related liabilities were reduced by $245.2, while the asbestos-related assets were reduced by $233.8. The reduction in the asbestos liability results from eliminating the liability for all asbestos claims filed and estimated to be filed over the next 10 years against the disposed business. In addition, under the Settlement Agreement, ITT received a $10.0 cash payment from the counterparty for past and future costs which would otherwise have been paid by the surrendered insurance. Income from continuing operations reflects a benefit of $5.8 from the Settlement Agreement, while income from discontinued operations reflects a benefit of $5.6 from the Settlement Agreement.

Future Cash Flows:

We estimate that we will be able to recover 45% of the asbestos indemnity and defense costs for pending claims as well as unasserted claims estimated to be filed over the next 10 years from our insurers. Actual insurance reimbursements will vary from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. Certain of our primary coverage-in-place agreements are expected to exhaust within the next twelve months, which may result in higher net cash outflows until excess carriers begin accepting claims for reimbursement. In the tenth year of our estimate, our insurance recoveries are currently projected to be 24%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.

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

Annual net cash outflows, net of tax benefits, are projected to average $10 to $20 over the next five years, as compared to an annual average of $9 over the past three years, and increase to an average of approximately $35 to $45, over the remainder of the projection period.

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

The following table provides a rollforward of the estimated environmental liability and related assets for the years ended December 31, 2012 and 2011.

	2012			2011
	Liability	Asset	Net	Liability	Asset	Net
Balance as of January 1	$101.8	$–	$101.8	$99.7	$–	$99.7
Changes in estimates for pre-existing accruals:
Continuing operations	7.1	10.8	(3.7)	13.0	–	13.0
Discontinued operations	(1.4)	1.5	(2.9)	0.5	–	0.5
Accruals added during the period for new matters	–	–	–	–	–	–
Net cash activity	(11.5)	–	(11.5)	(11.4)	–	(11.4)
Foreign currency	0.1	–	0.1	–	–	–
Balance as of December 31	$96.1	$12.3	$83.8	$101.8	$–	$101.8

The following table illustrates the reasonably possible range of estimated liability, and number of active sites for environmental matters.

	2012	2011
Low-end range	$76.9	$81.3
High end range	$167.1	$175.0
Number of active environmental investigation and remediation sites	58	64

As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.

During 2012, the Company recorded a $12.3 asset related to an insurance policy that is responsive to environmental exposures. The asset reflects the Company’s best estimate of costs that are expected to be reimbursed by the insurer for past costs incurred and costs expected to be incurred in the future subject to the various policy terms and limits. The timing and amount of reimbursements will vary and may not be received in the same periods as costs are incurred. Historically, we had not recorded an asset for potential recoveries because future receipts were not considered probable due to uncertainties associated with the interpretation of policy terms, the insurer’s cost review and approval process, and the pattern of performance of the insurer. In the first half of 2012, the performance of the insurer stabilized and disagreements on coverage for certain sites were resolved with the insurer. Based on these events, combined with a longer history of experience with the insurer, the Company determined it was probable that the insurer would perform in the future in accordance with the terms of the policy and that the amount of potential recovery could be reasonably estimated. Of the $12.3 asset recorded in 2012, $10.8 was recognized in income from continuing operations, while the remaining $1.5 was reflected in income from discontinued operations.

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

NOTE 20

Guarantees, Indemnities and Warranties

Indemnities

As part of the Distribution, ITT provided certain indemnifications and cross-indemnifications among ITT, Exelis and Xylem, subject to limited exceptions with respect to certain employee claims. The indemnifications address a variety of subjects, including asserted and unasserted product liability matters (e.g., asbestos claims, product warranties) which relate to products manufactured, repaired and/or sold prior to the Distribution Date. The indemnifications are indefinite. The indemnification associated with pending and future asbestos claims does not expire. In addition, ITT, Exelis and Xylem agreed to certain cross-indemnifications with respect to other liabilities and obligations. ITT expects Exelis and Xylem to fully perform under the terms of the Distribution Agreement and therefore has not recorded a liability for matters for which we have been indemnified. In addition, both Exelis and Xylem have made asbestos indemnity claims that could give rise to material payments under the indemnity provided by ITT; such claims are included in our estimate of asbestos liabilities.

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

Guarantees

We have $131.8 of guarantees, letters of credit and similar arrangements outstanding at December 31, 2012 primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2012 as the likelihood of nonperformance by ITT is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our financial statements on a consolidated basis.

Warranties

ITT warrants numerous products, the terms of which vary widely. In general, ITT warrants its products against defect and specific non-performance. In the certain markets, such as automotive, aerospace and rail, liability for product defects could extend beyond the selling price of the product and could be significant if the defect interrupts production or results in a recall. The table included below provides changes in the product warranty accrual for December 31, 2012 and 2011.

	2012	2011
Warranty accrual – January 1	$25.2	$26.8
Warranty expense	10.0	7.8
Assumed in acquisition	1.9	–
Payments	(8.7)	(9.3)
Foreign currency	0.2	(0.1)
Warranty accrual – December 31	$28.6	$25.2

NOTE 21

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

Control Technologies manufactures specialized equipment, including actuators, valves, switches, vibration isolation devices, custom-energy absorption equipment, and regulators for the aerospace, defense and industrial markets.

Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as asbestos and environmental liabilities, that are managed at a corporate level and are not included in segment results when evaluating performance or allocating resources. Assets of the segments exclude general corporate assets, which principally consist of cash, investments, asbestos-related receivables and certain property, plant and equipment.

	Revenue			Operating Income (Loss)			Operating Margin
	2012	2011	2010	2012	2011	2010	2012	2011	2010

Industrial Process	$955.8	$766.7	$693.7	$99.3	$91.5	$79.1	10.4%	11.9%	11.4%
Motion Technologies	626.2	634.4	547.7	83.1	85.3	84.6	13.3%	13.4%	15.4%
Interconnect Solutions	375.7	417.8	412.9	6.9	37.8	37.3	1.8%	9.0%	9.0%
Control Technologies	277.1	285.5	259.4	58.3	55.2	31.7	21.0%	19.3%	12.2%
Total segment results	2,234.8	2,104.4	1,913.7	247.6	269.8	232.7	11.1%	12.8%	12.2%
Asbestos-related costs, net	–	–	–	(50.9)	(100.4)	(384.8)	–	–	–
Transformation costs	–	–	–	(8.7)	(391.2)	–	–	–	–
Eliminations / Other corporate costs	(7.0)	(18.8)	(23.0)	(36.5)	(23.1)	(28.5)	–	–	–
Total Eliminations / Corporate and Other costs	(7.0)	(18.8)	(23.0)	(96.1)	(514.7)	(413.3)	–	–	–
Total	$2,227.8	$2,085.6	$1,890.7	$151.5	$(244.9)	$(180.6)	6.8%	(11.7)%	(9.6)%

	Total Assets		Capital Expenditures			Depreciation and Amortization
	2012	2011	2012	2011	2010	2012	2011	2010
Industrial Process	$1,044.8	$633.8	$35.0	$25.3	$18.9	$17.3	$13.0	$10.8
Motion Technologies	461.6	430.7	27.1	33.3	28.0	27.8	27.3	25.5
Interconnect Solutions	362.6	342.7	11.2	16.6	16.3	10.0	9.7	8.9
Control Technologies	361.9	375.1	6.1	5.3	3.4	9.3	10.3	10.7
Corporate and Other	1,155.2	1,840.1	4.4	21.8	59.7	6.7	11.0	8.3
Discontinued operations	–	49.1	–	–	–	–	–	–
Total	$3,386.1	$3,671.5	$83.8	$102.3	$126.3	$71.1	$71.3	$64.2

	Revenue(a)			Total Assets(b)		Plant, Property & Equipment, Net
Geographic Information	2012	2011	2010	2012	2011	2012	2011
United States	$869.3	$779.6	$736.1	$1,791.2	$2,288.6	$127.3	$120.6
Other developed markets(a)(b)	719.8	717.6	657.8	1,146.2	935.0	150.1	120.8
Emerging growth markets	638.7	588.4	496.8	448.7	408.8	95.7	80.0
Discontinued operations	–	–	–	–	39.1	–	–
Total	$2,227.8	$2,085.6	$1,890.7	$3,386.1	$3,671.5	$373.1	$321.4

(a)	Revenue to external customers is attributed to individual regions based upon the destination of product or service delivery. Germany represented 9.0%, 11.0% and 10.8% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

(b)	Luxembourg represented 10.0% and 12.6% of total assets, excluding assets of discontinued operations, at December 31, 2012 and 2011, respectively.

The following table provides revenue by product category, net of intercompany balances.

	2012	2011	2010
Pumps and complementary products	$879.0	$692.3	$634.6
Pump support and maintenance services	76.8	66.7	50.5
Friction products	517.6	524.1	446.4
Shock absorber equipment	107.0	110.3	101.2
Connectors equipment	375.4	412.7	405.2
CT Aerospace products	185.4	192.2	163.5
CT Industrial products	86.6	87.3	89.3
Total	$2,227.8	$2,085.6	$1,890.7

During 2012, a single customer accounted for 13.4% of consolidated ITT revenue. No individual customer accounted for more than 10% of consolidated ITT revenue during either 2011 or 2010.

NOTE 22

Immaterial Corrections

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2011, we identified the need for immaterial corrections to the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and December 31, 2010. The first correction relates to the classification of global cash pooling activity with Exelis and Xylem within the financing activities of continuing operations. This correction resulted in a decrease to the line “Distributions of Exelis and Xylem, net” in financing cash flows of continuing operations of $279.0 and $199.0 for the years ended December 31, 2011 and December 31, 2010, respectively. The second correction resulted in adjustments to discontinued operations operating and financing activities of $62.0 and ($209.3), respectively, for the year ended December 31, 2011 and $233.0 and ($237.0), respectively, for the year ended December 31, 2010. Lastly, we revised the presentation of the reconciliation of cash and cash equivalents to include the cash and cash equivalents of discontinued operations within the Statements of Cash Flows, including the $400.0 cash distribution to Exelis and Xylem at the Distribution Date.

The adjustments had no effect on the cash and cash equivalents of continuing operations, Consolidated Balance Sheets, Consolidated Income Statements or Consolidated Statements of Comprehensive Income.

Additionally, during the year ended December 31, 2012, we decreased the Distribution of Exelis and Xylem within shareholder’s equity by $0.3 as a result of immaterial corrections primarily related to various assets and liabilities associated with those entities.

SUPPLEMENTAL FINANCIAL DATA

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2012 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenue	$568.1	$557.9	$547.5	$554.3	$525.4	$543.7	$506.6	$509.9
Gross profit	170.2	170.4	166.2	173.4	166.3	173.7	152.2	152.8
Income (loss) from continuing operations(a)(b)	10.5	16.2	60.7	22.1	(21.2)	19.1	(27.8)	(546.6)
Earnings (loss) from discontinued operations	(7.3)	0.6	12.3	10.3	142.5	150.6	136.3	17.6
Net income(b)	3.2	16.8	73.0	32.4	121.3	169.7	108.5	(529.0)
Basic earnings (loss) per share:
Continuing operations	$0.11	$0.18	$0.65	$0.24	$(0.23)	$0.21	$(0.30)	$(5.87)
Discontinued operations	(0.08)	—	0.14	0.11	1.54	1.62	1.47	0.19
Net income	$0.03	$0.18	$0.79	$0.35	$1.31	$1.83	$1.17	$(5.68)
Diluted earnings (loss) per share:
Continuing operations	$0.11	$0.17	$0.65	$0.24	$(0.23)	$0.20	$(0.30)	$(5.87)
Discontinued operations	(0.08)	0.01	0.13	0.11	1.54	1.62	1.47	0.19
Net income	$0.03	$0.18	$0.78	$0.35	$1.31	$1.82	$1.17	$(5.68)
Common stock price per share:
High	$25.59	$23.33	$21.85	$23.46	$128.00	$122.08	$120.26	$94.98
Low	$19.52	$16.88	$17.22	$19.79	$103.60	$108.80	$80.50	$16.67
Close	$22.94	$17.60	$20.15	$23.46	$120.10	$117.86	$84.00	$19.33
Dividends per share	$0.091	$0.091	$0.091	$0.091	$0.50	$0.50	$0.50	$0.091

Results in the table above present the sale of the Shape Cutting Businesses during the fourth quarter of 2012 and the Distribution of Exelis and Xylem during the fourth quarter of 2011 as discontinued operations. Per share amounts presented above give effect to the 1:2 Reverse Stock Split completed on October 31, 2011.

(a)	Third quarter 2012 and 2011 results include a $21.9 and $60.2 net after-tax charge to income from continuing operations for asbestos-related matters, respectively. See Note 19, “Commitments and Contingencies” for further information.

(b)	Results for the quarterly periods of 2012 and 2011 include transformation costs as follows:

	2012 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Transformation Costs, net of tax
Continuing operations	$3.4	$2.7	$1.7	$0.8	$39.7	$2.9	$15.1	$198.9

Discontinued operations	6.5	0.6	(0.2)	-	21.6	44.3	78.9	28.6
Total Transformation costs	$9.9	$3.3	$1.5	$0.8	$61.4	$47.1	$93.9	$227.6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Corporation (Registrant)

By:	/S/ JANICE M. KLETTNER
Janice M. Klettner Vice President and Chief Accounting Officer (Principal accounting officer)

February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ DENISE L. RAMOS Denise L. Ramos (Principal executive officer)	Chief Executive Officer, President and Director	February 27, 2013

/S/ THOMAS M. SCALERA Thomas M. Scalera (Principal financial officer)	Senior Vice President and Chief Financial Officer	February 27, 2013

/S/ JANICE M. KLETTNER Janice M. Klettner (Principal accounting officer)	Vice President and Chief Accounting Officer	February 27, 2013

/S/ ORLANDO D. ASHFORD Orlando D. Ashford	Director	February 27, 2013

/S/ G. PETER D’ALOIA G. Peter D’Aloia	Director	February 27, 2013

/S/ DONALD DEFOSSET, JR. Donald DeFosset, Jr.	Director	February 27, 2013

/S/ CHRISTINA A. GOLD Christina A. Gold	Director	February 27, 2013

/S/ PAUL J. KERN Paul J. Kern	Director	February 27, 2013

/S/ FRANK T. MACINNIS Frank T. MacInnis	Director	February 27, 2013

/S/ LINDA S. SANFORD Linda S. Sanford	Director	February 27, 2013

/S/ DONALD J. STEBBINS Donald J. Stebbins	Director	February 27, 2013

/S/ MARKOS I. TAMBAKERAS Markos I. Tambakeras	Director	February 27, 2013

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

3.1	ITT Corporation’s Articles of Amendment of the Restated Articles of Incorporation, effective as of May 13, 2008	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated May 14, 2008 (CIK No. 216228, File No. 1-5672).

3.2	Articles of Amendment of the Articles of Incorporation of ITT Corporation	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated October 31, 2011 (CIK No. 216228, File No. 1-5672).

3.3	ITT Corporation’s By-laws, as amended July 15, 2009	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated July 15, 2009 (CIK No. 216228, File No. 1-5672).

3.4	Amended and Restated By-laws of ITT	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated October 5, 2011 (CIK No. 216228, File No. 1-5672).

10.01	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (CIK No. 216228, File No. 1-5672).

10.02	Benefits and Compensation Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.2 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (CIK No. 216228, File No. 1-5672).

10.03	Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.3 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (CIK No. 216228, File No. 1-5672).

10.04	Master Transition Services Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.4 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (CIK No. 216228, File No. 1-5672).

10.05	ITT Transitional Trademark License Agreement – Exelis, dated as of October 25, 2011, between ITT Manufacturing Enterprises LLC and Exelis Inc.	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (CIK No. 216228, File No. 1-5672).

10.06	Master Lease Agreement and Master Sublease Agreement, dated as of October 25, 2011 and September 30, 2011, respectively	Incorporated by reference to Exhibit 10.6 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (CIK No. 216228, File No. 1-5672).

10.07	Four-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of October 25, 2011 among ITT Corporation and Other Parties Signatory Thereto	Incorporated by reference to Exhibit 10.7 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (CIK No. 216228, File No. 1-5672).

10.08**	Share Purchase Agreement dated October 14, 2012 between Moller-Bornemann Gmbh, Wulfing Vermogensverwaltung GbR, BWK GmbH Unternehmensbeteiligungsgesellschaft, (as Sellers) and ITT Germany Holdings GmbH (as Purchaser)	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	LOCATION

10.09	Agreement and Plan of Merger	Incorporated by reference to Exhibit 2.1 and 2.2 to ITT Corporation’s Form 8-K dated September 18, 2007 (CIK No. 216228, File No. 1-5672).

10.10 *	ITT Corporation Retirement Savings Plan for Salaried Employees (effective October 31, 2011)	Incorporated by reference to Exhibit 4.4 of ITT Corporation’s Registration Statement on Form S-8 as filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

10.11 *	ITT Corporation Special Senior Executive Severance Pay Plan amended and restated as of December 31, 2008 (previously amended and restated as of July 13, 2004) and formerly known as ITT Industries Special Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.9 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

10.12 *	ITT Corporation Senior Executive Severance Pay Plan. (previously known as the ITT Industries, Inc. Senior Executive Severance Pay Plan, dated December 20, 1995, amended and restated as of December 31, 2008)	Incorporated by reference to Exhibit 10.32 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

10.13 *	ITT Corporation Enhanced Severance Pay Plan (amended and restated as of July 13, 2004) and formerly known as ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004). Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.11 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

10.14 *	ITT Deferred Compensation Plan	Incorporated by reference to Exhibit 4.5 of ITT Corporation’s Registration Statement on Form S-8 as filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

10.15 *	ITT Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004) formerly known as ITT Industries Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004). Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.12 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

10.16 *	ITT Corporation Deferred Compensation Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.48 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).

10.17 *	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Deferral Election Form for those Directors without a Specified Distribution Date for Non-Grandfathered Deferrals	Incorporated by reference to Exhibit 10.49 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).

10.18 *	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Deferral Election Form for those Directors with a Specified Distribution Date for Non-Grandfathered Deferrals	Incorporated by reference to Exhibit 10.50 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).

EXHIBIT NUMBER	DESCRIPTION	LOCATION

10.19 *	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Subsequent Election Form	Incorporated by reference to Exhibit 10.51 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).

10.20 *	ITT Excess Savings Plan (as amended and restated as of July 13, 2004) formerly known as ITT Industries Excess Savings Plan (as amended and restated as of July 13, 2004). Amended and restated effective December 31, 2008	Incorporated by reference to Exhibit 10.17 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

10.21 *	Non-Employee Director Compensation Agreement	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated December 1, 2005 (CIK No. 216228, File No. 1-5672).

10.22 *	2011 Omnibus Incentive Plan	Incorporated by reference to Exhibit 4.3 of ITT Corporation’s Registration Statement on Form S-8 as filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

10.23 *	ITT Corporation Annual Incentive Plan for Executive Officers, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 previously known as 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004) and also previously known as ITT Industries, Inc. 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.7 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).

10.24 *	ITT 1997 Annual Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.13 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

10.25 *	ITT 2003 Equity Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) and previously known as ITT Industries, Inc. 2003 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).

10.26 *	ITT Corporation Form of 2012 Non-Qualified Stock Option Agreement (Band A Employees)	Incorporated by reference to Exhibit 10.01 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2012 (CIK No. 216228, File No. 1-5672).

10.27 *	ITT Corporation Form of 2012 Non-Qualified Stock Option Agreement (Non-Band A Employees)	Incorporated by reference to Exhibit 10.02 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2012 (CIK No. 216228, File No. 1-5672).

10.28 *	ITT Corporation Form of 2012 Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.03 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2012 (CIK No. 216228, File No. 1-5672).

EXHIBIT NUMBER	DESCRIPTION	LOCATION

10.29 *	ITT Corporation Form of 2012 TSR Award Agreement	Incorporated by reference to Exhibit 10.04 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2012 (CIK No. 216228, File No. 1-5672).

10.30 *	ITT Corporation Form of Non-Qualified Stock Option Agreement (Band A Employees)	Incorporated by reference to Exhibit 10.01 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2011 (CIK No. 216228, File No. 1-5672).

10.31 *	ITT Corporation Form of Non-Qualified Stock Option Agreement (Non-Band A Employees)	Incorporated by reference to Exhibit 10.02 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2011 (CIK No. 216228, File No. 1-5672).

10.32 *	ITT Corporation Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.03 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2011 (CIK No. 216228, File No. 1-5672).

10.33 *	ITT Corporation Form TSR Award Agreement	Incorporated by reference to Exhibit 10.04 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2011 (CIK No. 216228, File No. 1-5672).

10.34 *	Form of Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.3 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

10.35 *	Form of Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

10.36 *	Form of 2006 Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.34 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

10.37 *	Form of 2006 Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.35 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

10.38 *	ITT Corporation Form of Non-Qualified Stock Option Agreement (Band A)	Incorporated by reference to Exhibit 10.56 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2009 (CIK No. 216228, File No. 1-5672).

10.39 *	ITT Corporation Form of Non-Qualified Stock Option Agreement (Non Band A)	Incorporated by reference to Exhibit 10.57 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2009 (CIK No. 216228, File No. 1-5672).

10.40 *	Employment Agreement dated as of October 4, 2011 and effective as of October 31, 2011 between ITT Corporation and Denise L. Ramos.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 8-K/A dated October 17, 2011 (CIK No. 216228, File No. 1-5672).

10.41 *	Steve Loranger Resignation Agreement	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 8-K dated October 14, 2011 (CIK No. 216228, File No. 1-5672).

10.42	Form of indemnification agreement with directors	Incorporated by reference to Exhibit 10(h) to ITT Industries’ Form 10-K for the fiscal year ended December 31, 1996 (CIK No. 216228, File No. 1-5672).

EXHIBIT NUMBER	DESCRIPTION	LOCATION

10.43 *	ITT Director Consent Letter – Required Modifications to Prior Annual Retainer Deferrals.	Incorporated by reference to Exhibit 10.54 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

11	Statement re computation of per share earnings	Not required to be filed.

12	Statement re computation of ratios	Filed herewith.

21	Subsidiaries of the Registrant	Filed herewith.

22	Published report regarding matters submitted to vote of Security holders	Not required to be filed.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

24	Power of attorney	None.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

101	The following materials from ITT Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements	Submitted electronically with this report.

*	Management compensatory plan
**	The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.