Form 10-Q
period 2013-03-31
ITT Corp
filed 2013-05-02
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 23, 2013, there were outstanding 89.9 million shares of common stock ($1 par value per share) of the registrant.

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

Where, in any forward-looking statement we express an expectation or belief as to future results or events, such expectation or belief is based on current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated in included from time to time in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2012, particularly under the caption “Risk Factors.”

The forward-looking statements included in this disclosure speak only as of the date of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion pertaining to known and unknown risk affecting the Company.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You can inspect, read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room, which is located at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information regarding the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that makes available reports, proxy statements and other information regarding issuers that file electronically.

We make available free of charge at http://www.itt.com (in the “Investors” section) copies of materials we file with, or furnish to, the SEC. By referring to our corporate website, www.itt.com, we do not incorporate such website or its contents into this Quarterly Report on Form 10-Q.

ITT CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED INCOME STATEMENTS (UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

For the Quarter Ended March 31	2013	2012
Revenue	$608.2	$568.1
Costs of revenue	417.7	397.9
Gross profit	190.5	170.2
Sales and marketing expenses	51.8	47.1
General and administrative expenses	69.1	57.7
Research and development expenses	16.4	16.1
Asbestos-related costs, net	16.0	12.6
Operating income	37.2	36.7
Interest and non-operating (income) expenses, net	2.7	1.6
Income from continuing operations before income tax expense	34.5	35.1
Income tax expense	15.0	24.6
Income from continuing operations	19.5	10.5
Income (loss) from discontinued operations, including tax expense (benefit) of $0.5 and $(1.2), respectively	1.7	(7.3)
Net income	21.2	3.2
Less: Income attributable to noncontrolling interests	0.4	—
Net income attributable to ITT Corporation	$20.8	$3.2

Amounts attributable to ITT Corporation:
Income from continuing operations, net of tax	$19.1	$10.5
Discontinued operations, net of tax	1.7	(7.3)
Net income	$20.8	$3.2

Earnings per share attributable to ITT Corporation:
Basic:
Continuing operations	$0.21	$0.11
Discontinued operations	0.02	(0.08)
Net income	$0.23	$0.03
Diluted:
Continuing operations	$0.20	$0.11
Discontinued operations	0.02	(0.08)
Net income	$0.22	$0.03
Weighted average common shares – basic	92.0	94.3
Weighted average common shares – diluted	93.2	95.7
Cash dividends declared per common share	$0.10	$0.091

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

For The Quarter Ended March 31	2013	2012
Net income	$21.2	$3.2
Other comprehensive income:
Net foreign currency translation adjustment	(26.0)	30.0
Net change in postretirement benefit plans, net of tax benefit of $0 and $0, respectively	2.8	11.5
Other comprehensive income	(23.2)	41.5
Comprehensive income (loss)	(2.0)	—
Less: Comprehensive income attributable to noncontrolling interests	0.4	—
Comprehensive income (loss) attributable to ITT Corporation	$(2.4)	$44.7

Disclosure of reclassification adjustments:
Net change in postretirement benefit plans, net of tax:
Amortization of prior service costs, net of tax benefit of $0 (see Note 14)	$0.1	$0.2
Amortization of net actuarial loss, net of tax benefit of $0 (see Note 14)	3.7	2.5
Unrealized change in net actuarial loss, net of tax benefit of $0	(1.0)	9.2
Unrealized change from foreign currency translation	—	(0.4)
Net change in postretirement benefit plans, net of tax	$2.8	$11.5

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$483.1	$544.5
Receivables, net	506.2	440.3
Inventories, net	314.9	304.2
Other current assets	265.6	251.4
Total current assets	1,569.8	1,540.4
Plant, property and equipment, net	365.1	373.1
Goodwill	644.0	651.4
Other intangible assets, net	114.2	123.3
Asbestos-related assets	504.1	525.3
Other non-current assets	176.4	172.6
Total non-current assets	1,803.8	1,845.7
Total assets	$3,373.6	$3,386.1

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$350.7	$347.0
Accrued and other current liabilities	492.2	458.3
Total current liabilities	842.9	805.3
Asbestos-related liabilities	1,246.6	1,255.0
Postretirement benefits	330.1	330.3
Other non-current liabilities	287.0	292.3
Total non-current liabilities	1,863.7	1,877.6
Total liabilities	2,706.6	2,682.9
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share (104.0(a) shares issued) Outstanding – 91.2 shares and 92.1(a) shares, respectively	91.2	91.9
Retained earnings	882.2	898.8
Total accumulated other comprehensive loss	(310.7)	(287.5)
Total ITT Corporation shareholders’ equity	662.7	703.2
Noncontrolling interests	4.3	—
Total shareholders’ equity	667.0	703.2
Total liabilities and shareholders’ equity	$3,373.6	$3,386.1

(a)	Shares issued and outstanding include unvested restricted common stock of 0.2 at December 31, 2012.

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN MILLIONS)

For the Quarter Ended March 31	2013	2012
Operating Activities
Net income	$21.2	$3.2
Less: Income (loss) from discontinued operations	1.7	(7.3)
Less: Income attributable to noncontrolling interests	0.4	—
Income from continuing operations attributable to ITT Corporation	19.1	10.5
Adjustments to income from continuing operations:
Depreciation and amortization	24.5	16.2
Stock-based compensation	3.0	2.8
Asbestos-related costs, net	16.0	12.6
Asbestos-related payments, net	(3.4)	(15.7)
Contributions to pension plans	(0.9)	(32.2)
Changes in assets and liabilities:
Change in receivables	(72.5)	(58.8)
Change in inventories	(15.4)	(10.6)
Change in accounts payable	0.9	11.1
Change in accrued expenses	(2.0)	(38.3)
Change in accrued and deferred income taxes	12.4	107.7
Other, net	6.0	13.1
Net Cash – Operating activities	(12.3)	18.4
Investing Activities
Capital expenditures	(16.7)	(13.0)
Purchases of investments	(31.7)	—
Maturities of investments	13.2	—
Other, net	0.5	1.4
Net Cash – Investing activities	(34.7)	(11.6)
Financing Activities
Short-term debt, net	28.3	20.8
Long-term debt, repaid	(2.6)	—
Repurchase of common stock	(48.2)	(37.5)
Issuance of common stock	14.0	35.0
Dividends paid	—	(8.9)
Excess tax benefit from equity compensation activity	2.4	3.6
Other, net	(1.8)	0.8
Net Cash – Financing activities	(7.9)	13.8
Exchange rate effects on cash and cash equivalents	(6.1)	18.8
Discontinued operations:
Operating activities	(0.4)	(1.7)
Investing activities	—	(0.1)
Financing activities	—	0.6
Net Cash – Discontinued operations	(0.4)	(1.2)
Net change in cash and cash equivalents	(61.4)	38.2
Cash and cash equivalents – beginning of year	544.5	689.9
Cash and Cash Equivalents of Continuing Operations – End of Period	$483.1	$728.1
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the year for:
Interest paid, net of interest received	$0.2	$0.5
Income taxes, net of refunds received	$(0.6)	$(99.7)

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(IN MILLIONS)

	Shares		Dollars
For the Quarter Ended March 31	2013	2012	2013	2012
Common Stock
Common stock, beginning balance	91.9	93.1	$91.9	$93.1
Activity from stock incentive plans	1.1	2.5	1.1	2.5
Share repurchases	(1.8)	(2.2)	(1.8)	(2.2)
Common stock, ending balance	91.2	93.4	91.2	93.4
Retained Earnings
Retained earnings, beginning balance			898.8	852.6
Net income attributable to ITT Corporation			20.8	3.2
Dividends declared			(9.3)	(8.9)
Activity from stock incentive plans			18.3	41.7
Share repurchases			(46.4)	(49.0)
Retained earnings, ending balance			882.2	839.6

Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance			(195.5)	(153.2)
Net change in postretirement benefit plans			2.8	11.5
Postretirement benefit plans, ending balance			(192.7)	(141.7)

Cumulative translation adjustment, beginning balance			(91.7)	(96.4)
Net cumulative translation adjustment			(26.0)	30.0
Cumulative translation adjustment, ending balance			(117.7)	(66.4)

Unrealized loss on investment securities, beginning balance			(0.3)	(1.3)
Unrealized loss on investment securities, ending balance			(0.3)	(1.3)
Total accumulated other comprehensive loss			(310.7)	(209.4)
Noncontrolling interests
Noncontrolling interests, beginning balance			—	—
Reclassification of noncontrolling interest			3.9	—
Income attributable to noncontrolling interest			0.4	—
Noncontrolling interests, ending balance			4.3	—
Total Shareholders’ Equity
Total shareholders’ equity, beginning balance			703.2	694.8
Net change in common stock			(0.7)	0.3
Net change in retained earnings			(16.6)	(13.0)
Net change in accumulated other comprehensive loss			(23.2)	41.5
Net change in noncontrolling interests			4.3	—
Total shareholders’ equity, ending balance			$667.0	$723.6

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of changes in shareholders’ equity.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

NOTE 1

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

ITT Corporation is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation, and industrial markets. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT operates through four segments: Industrial Process consisting of industrial pumping and complementary equipment; Motion Technologies consisting of friction and shock & vibration equipment; Interconnect Solutions consisting of electronic connectors; and Control Technologies consisting of fluid handling, motion control and vibration and shock isolation products. Financial information for our segments is presented in Note 18, “Segment Information.”

Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in ITT’s 2012 Annual Report on Form 10-K (2012 Annual Report) in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2012 Annual Report.

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

NOTE 2

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted

In March 2013, the Financial Accounting Standards Board (FASB) clarified that, when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The FASB also clarified that if a business combination is achieved in stages related to a previously held equity method investment (step-acquisition) that is a foreign entity, the amount of accumulated other comprehensive income that is reclassified and included in the calculation of gain or loss as of the acquisition date shall include any foreign currency translation adjustment related to that previously held investment. The amendments are effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. While we do not expect a material impact on ITT’s financial statements upon adoption, the effects on future periods will depend upon the nature and significance of future transactions subject to the amendments.

In February 2013, the FASB issued guidance requiring an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and any additional amount the entity expects to pay on behalf of the other entities. The amendments are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. While we do not expect a material impact on ITT’s financial statements upon adoption, the effects on future periods will depend upon the nature and significance of future transactions subject to the amendments.

NOTE 3

ACQUISITIONS

On November 28, 2012, we acquired all issued and outstanding stock of the privately held Joh. Heinr. Bornemann GmbH (Bornemann) for a purchase price of $193.2, net of cash acquired, which is subject to a purchase price adjustment, the amount of which has not yet been determined. The allocation of the purchase price is based on the fair value of assets acquired, liabilities assumed and non-controlling interests in Bornemann as of November 28, 2012. Our assessment of fair value is preliminary, and may be adjusted for information that is currently not available to us, primarily related to the valuation of postretirement obligations, environmental liabilities, certain contingencies related to the termination of customer contracts at the acquisition date, deferred tax matters, and residual goodwill. We expect to obtain the information necessary to finalize the fair value of the net assets acquired at the acquisition date during the measurement period (up to one year from the acquisition date). Changes to the preliminary estimates of the fair value of the net assets acquired during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill.

Our financial statements include the results of operations and cash flows from Bornemann prospectively from the acquisition date; however, these results were not material and accordingly, pro forma results of operations have not been presented.

NOTE 4

DISCONTINUED OPERATIONS

On November 13, 2012, the Company completed the sale of its shape cutting product lines, including the Kaliburn and Burny brands as well as the web tension control products and custom engineered systems sold under the Cleveland Motion Controls brand (collectively referred to herein as the Shape Cutting Businesses). Subsequent to this divestiture, we do not have any significant continuing involvement in the operations of these businesses, nor do we expect significant continuing cash flows. Accordingly, the financial position, results of operations and cash flows of the Shape Cutting Businesses are reported as a discontinued operation in all periods presented. The table below provides the results of discontinued operations and certain transformation costs that were incurred in 2012 by ITT but qualified for classification within discontinued operations.

Three Months Ended March 31, 2012	Shape Cutting Businesses	Other(a)	Total
Revenue	$9.1	$—	$9.1
Transformation costs	—	7.4	7.4
Earnings (loss) before income taxes	(0.2)	(8.3)	(8.5)
Income tax expense (benefit)	0.1	(1.3)	(1.2)
Income (loss) from discontinued operations	(0.3)	(7.0)	(7.3)

(a)	Amounts presented in the “Other” column relate to various divested ITT businesses accounted for as discontinued operations in the year of divestiture for which legacy liabilities remain, as well as certain costs to create a revised organizational structure (referred to as transformation costs) following the spin-offs of Exelis Inc. and Xylem Inc. in the fourth quarter of 2011. Transformation costs included in discontinued operations provide no future benefit to the Company.

Income from discontinued operations for the quarter ended March 31, 2013 was $1.7 and was primarily related to the reversal of a warranty reserve associated with a previously disposed business.

NOTE 5

INCOME TAXES

For the three months ended March 31, 2013, the Company recognized an income tax expense of $15.0 representing an effective tax rate of 43.5% as compared to an income tax expense of $24.6, an effective tax rate of 70.1%, for the three months ended March 31, 2012. The higher tax rate recorded in the first quarter of 2012 was primarily attributable to the initial recording of a valuation allowance on existing U.S. current deferred tax assets. The Company continues to provide a full valuation allowance against all of its U.S. net deferred tax assets.

Despite income in 2012 and projected income in 2013 in the U.S., the Company continues to be in a three-year cumulative loss position and will therefore continue to record a valuation allowance on all U.S. deferred tax assets. In addition, the Company records full valuation allowances against certain foreign net deferred tax assets primarily in Luxembourg, Germany, and China. The cumulative loss position is considered a significant source of negative evidence and limits our ability to consider other subjective evidence such as our projections for future growth when assessing the need for a deferred tax valuation allowance.

The net amount of the tax liability for unrecognized tax benefits related to continuing operations may significantly change within the next 12 months due to changes in audit status, expiration of statutes of limitations and other events which could impact our determination of unrecognized tax benefits. Currently, we cannot reasonably estimate the amount by which our unrecognized tax benefits will change.

NOTE 6

EARNINGS PER SHARE

The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share attributable to ITT Corporation for the three months ended March 31, 2013 and 2012.

For The Three Months Ended March 31	2013	2012
Net income attributable to ITT Corporation	$20.8	$3.2
Weighted average common shares outstanding	91.9	93.9
Add: Weighted average restricted stock awards outstanding(a)	0.1	0.4
Basic weighted average common shares outstanding	92.0	94.3
Add: Dilutive impact of stock options	1.2	1.4
Diluted weighted average common shares outstanding	93.2	95.7
Basic earnings per share	$0.23	$0.03
Diluted earnings per share	$0.22	$0.03

(a)

Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share. As of March 31, 2013, there were no participating securities outstanding.

The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three months ended March 31, 2013 and 2012 because they were anti-dilutive.

For The Three Months Ended March 31	2013	2012
Anti-dilutive stock options	0.4	1.3
Average exercise price	$23.81	$21.16
Years of expiration	2022-2023	2014-2022

NOTE 7

RECEIVABLES, NET

	March 31, 2013	December 31, 2012
Trade accounts receivable	$467.2	$396.9
Notes receivable	5.4	5.6
Other	44.3	50.7
Receivables, gross	516.9	453.2
Allowance for doubtful accounts	(10.7)	(12.9)
Receivables, net	$506.2	$440.3

NOTE 8

INVENTORIES, NET

	March 31, 2013	December 31, 2012
Finished goods	$57.6	$64.1
Work in process	75.2	60.5
Raw materials	132.4	136.6
Total product inventory	265.2	261.2
Inventoried costs related to long-term contracts	91.4	91.7
Less – progress payments	(41.7)	(48.7)
Inventoried costs related to long-term contracts, net	49.7	43.0
Inventories, net	$314.9	$304.2

NOTE 9

OTHER CURRENT AND NON-CURRENT ASSETS

	March 31, 2013	December 31, 2012
Asbestos-related current assets	$82.5	$82.6
Prepaid income taxes and income tax receivable	58.5	66.7
Short-term investments	56.7	38.2
Current deferred income taxes	20.1	19.9
Other	47.8	44.0
Other current assets	$265.6	$251.4
Other employee benefit-related assets	$88.7	$87.7
Non-current deferred income taxes	21.3	21.4
Capitalized software costs	14.1	13.4
Environmental-related assets	12.2	12.3
Equity method investments	8.4	8.6
Other	31.7	29.2
Other non-current assets	$176.4	$172.6

NOTE 10

PLANT, PROPERTY AND EQUIPMENT, NET

	March 31, 2013	December 31, 2012
Land and improvements	$17.6	$18.0
Buildings and improvements	184.7	184.6
Machinery and equipment	773.1	785.4
Furniture, fixtures and office equipment	70.3	69.9
Construction work in progress	44.9	43.7
Other	9.3	9.0
Plant, property and equipment, gross	1,099.9	1,110.6
Less – accumulated depreciation	(734.8)	(737.5)
Plant, property and equipment, net	$365.1	$373.1

Depreciation expense of $15.6 and $12.8 was recognized during the three months ended March 31, 2013 and 2012, respectively.

NOTE 11

GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table provides a rollforward of the carrying amount of goodwill for the three months ended March 31, 2013 by segment.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total
Goodwill — December 31, 2012	$345.5	$47.8	$73.0	$185.1	$651.4
Foreign currency	(5.0)	(1.5)	(0.9)	—	(7.4)
Goodwill — March 31, 2013	$340.5	$46.3	$72.1	$185.1	$644.0

Other Intangible Assets, Net

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$84.2	$(26.9)	$57.3	$84.7	$(25.1)	$59.6
Proprietary technology	29.0	(5.6)	23.4	29.5	(4.9)	24.6
Patents and other	15.7	(9.2)	6.5	18.0	(6.3)	11.7
Indefinite-lived intangibles	27.0	—	27.0	27.4	—	27.4
Other Intangible Assets	$155.9	$(41.7)	$114.2	$159.6	$(36.3)	$123.3

Amortization expense related to finite-lived intangible assets was $7.6 and $1.9 for the three months ended March 31, 2013 and 2012, respectively.

Estimated amortization expense for the remaining nine months of 2013, each of the four succeeding years and thereafter is as follows:

Remaining 2013	$10.6
2014	11.9
2015	9.4
2016	9.2
2017	8.5
2018 and thereafter	37.6
Total	$87.2

NOTE 12

ACCRUED AND OTHER CURRENT LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	March 31, 2013	December 31, 2012
Compensation and other employee-related benefits	$141.4	$147.7
Asbestos-related liability	92.1	92.4
Customer-related liabilities	58.6	54.6
Short-term loans and current maturities of long-term debt	44.9	16.8
Accrued income taxes and other tax-related liabilities	42.1	32.4
Environmental liabilities and other legal matters	38.1	38.6
Accrued warranty costs	27.5	28.6
Other accrued liabilities	47.5	47.2
Accrued and other current liabilities	$492.2	$458.3
Deferred income taxes and other tax-related accruals	$137.6	$135.1
Environmental liabilities	82.6	84.9
Compensation and other employee-related benefits	39.4	41.3
Other	27.4	31.0
Other non-current liabilities	$287.0	$292.3

NOTE 13

DEBT

	March 31, 2013	December 31, 2012
Commercial Paper	$43.5	$—
Short-term loans	—	12.7
Current maturities of long-term debt	0.9	3.6
Current capital leases	0.5	0.5
Short-term loans and current maturities of long-term debt	44.9	16.8
Non-current maturities of long-term debt	8.4	8.5
Non-current capital leases	1.8	1.6
Long-term debt and capital leases	10.2	10.1
Total debt and capital leases	$55.1	$26.9

During the three months ended March 31, 2013, we repaid $15.2 of short-term loans assumed in connection with the acquisition of Bornemann.

NOTE 14

POSTRETIREMENT BENEFIT PLANS

The following tables provides the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three months ended March 31, 2013 and 2012.

	2013			2012
For the Three Months Ended March 31	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost:
Service cost	$1.8	$0.7	$2.5	$1.3	$0.6	$1.9
Interest cost	3.6	2.1	5.7	3.7	2.2	5.9
Expected return on plan assets	(4.9)	(0.1)	(5.0)	(4.1)	(0.2)	(4.3)
Amortization of prior service cost	0.2	(0.1)	0.1	0.2	—	0.2
Amortization of net actuarial loss	2.4	1.3	3.7	1.5	1.0	2.5
Net periodic benefit cost	$3.1	$3.9	$7.0	$2.6	$3.6	$6.2

During the three months ended March 31, 2013 and 2012, we made contributions to our global pension plans of $0.9 and $32.2. We do not expect to make material contributions to our global pension plans during the remainder of 2013.

During the three months ended March 31, 2013 and 2012, we reclassified $3.8 and $2.7, net of tax, respectively, from accumulated other comprehensive income into earnings related to the amortization of prior service cost and net actuarial loss. No other reclassifications from accumulated other comprehensive income to earnings were recognized during either period.

NOTE 15

LONG-TERM INCENTIVE EMPLOYEE COMPENSATION

Prior to 2013, our long-term incentive plan (LTIP) was comprised of three components: non-qualified stock options (NQOs), restricted stock units (RSUs), and a total shareholder return award (TSR). We account for NQOs and RSUs as equity-based compensation awards while cash-settled TSR awards granted prior to 2013 are accounted for as liability-based awards.

TSR awards granted in the first quarter of 2013 will be settled in shares of ITT common stock. In addition, in the first quarter of 2013, a fourth component, a return on invested capital award (ROIC), which is also settled in shares of ITT common stock, was added to the LTIP. The 2013 ROIC and TSR awards were granted as Performance Stock Units and are accounted for as two distinct awards. We account for NQOs, RSUs, ROIC awards, and share-settled TSR awards granted in 2013 as equity-based compensation awards.

LTIP costs are primarily recorded within general and administrative expenses, and are reduced by an estimated forfeiture rate. The following table provides the components of these costs for the three months ended March 31, 2013 and 2012.

For the Three Months Ended March 31	2013	2012
Share-based compensation expense, equity-based awards	$3.0	$2.8
Share-based compensation expense, liability-based awards	0.9	0.5
Total share-based compensation expense in operating income	$3.9	$3.3

At March 31, 2013, there was $26.9 of estimated unrecognized compensation cost related to unvested equity-based awards that is expected to be recognized ratably over a weighted-average period of 2.3 years. Total estimated unrecognized compensation cost projected to be incurred for unvested liability-based awards as of March 31, 2013 was $4.5; this is expected to be recognized ratably over a weighted-average period of 2.1 years.

Year-to-Date 2013 LTIP Activity

The majority of our LTIP activity occurs during the first quarter of each year. On March 5, 2013, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Grant Date Fair Value
NQOs	0.4	$6.62
RSUs	0.3	26.76
TSR	0.1	33.45
ROIC	0.1	25.56

The NQOs vest either on the completion of a three-year service period or annually in three equal installments, as determined by employee level, and have a ten-year expiration period. RSUs, TSR awards, and ROIC awards vest on the completion of a three-year service period.

During the three months ended March 31, 2013 and 2012, 0.8 and 2.2 stock options were exercised resulting in proceeds of $14.0 and $35.0, respectively, and restrictions on 0.3 and 0.3 shares of restricted stock lapsed, respectively.

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

Dividend yield	1.5%
Expected volatility	29.9%
Expected life (in years)	6.4
Risk-free interest rate	1.1%
Grant date fair value	$6.62

Expected volatilities for option grants were based on a peer average of historical and implied volatility due to limited historical and implied volatility data for ITT following the October 2011 spin-offs. ITT uses historical data to estimate option exercise and employee termination behavior within the valuation model. Option characteristics, such as vesting terms, are considered separately for valuation purposes. The expected life represents an estimate of the period of time options are expected to remain outstanding. The expected life provided above represents the weighted average of options granted with differing vesting terms. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of option grant.

The fair value of RSUs corresponds to the closing price of ITT common stock on the date of grant.

The fair value of the ROIC awards was based on the closing price of ITT common stock on the date of grant less the present value of expected dividend payments during the vesting period. A dividend yield of 1.49% was assumed based on ITT’s annualized dividend payment of $0.40 per share and the March 5, 2013 closing stock price of $26.76. The fair value of the ROIC award is fixed on the grant date; however, a probability assessment is performed each reporting period to estimate the likelihood of achieving the ROIC targets and the amount of compensation to be recognized. The ROIC award payout is subject to a multiplier which includes a maximum and minimum payout.

The fair value of the TSR award was measured using a Monte Carlo simulation, measuring potential total shareholder return for ITT relative to the other companies in the S&P 400 Mid-Cap Capital Goods Index (the PSU Performance Group). The expected volatility of ITT’s stock price was based on the historical volatility of a peer group while expected volatility for the other companies in the PSU Performance Group was based on their own stock price history. All volatility and correlation measures were based on three years of daily historical price data through March 5, 2013, corresponding to the three-year performance period of the award. The TSR award payout is subject to a multiplier which includes a maximum and minimum payout. As the grant date occurred after the beginning of the performance period, actual TSR performance between the beginning of the performance period (December 2012 average closing stock price) and the grant date was reflected in the valuation. A dividend yield of 1.49% was assumed based on ITT’s annualized dividend payment of $0.40 per share and the March 5, 2013 closing stock price of $26.76.

The fair value of TSR awards granted prior to 2013 is remeasured on a quarterly basis and corresponds to ITT’s total shareholder return as compared to the total shareholder return of companies within the S&P 400 Mid-Cap Capital Goods Index, subject to a multiplier which includes a maximum and minimum payout. The relative performance ranking calculated is adjusted to reflect expected volatility over the remaining term of the award using a Monte Carlo simulation.

NOTE 16

CAPITAL STOCK

On October 27, 2006, a three-year $1 billion share repurchase program was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. We repurchased 1.7 and 2.15 shares of common stock for $45.6 and $49.0 during the three months ended March 31, 2013 and 2012, respectively, primarily intended to offset dilution caused by employee stock plan activity. To date, under the 2006 Share Repurchase Program, the Company has repurchased 13.9 shares for $589.8.

Separate from the 2006 Share Repurchase Program, the Company repurchased 0.1 shares and 0.1 shares for an aggregate price of $2.6 and $2.2, during the three months ended March, 2013 and 2012, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or restricted stock units.

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

As of March 31, 2013, there were 64 thousand pending active claims against ITT, including Goulds Pumps, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

For the Three Months Ended March 31 (in thousands)	2013	2012
Pending claims – Beginning	96	105
New claims	1	1
Settlements(a)	(2)	—
Dismissals(b)	(5)	(10)
Pending claims – Ending	90	96
Pending inactive claims(c)	26	29
Pending active claims	64	67

(a)	Settled claims for the three months ended March 31, 2012 rounded to less than 1 thousand.

(b)	Approximately four thousand claims and ten thousand claims dismissed during the three months ended March 31, 2013 and 2012, respectively, were filed in Mississippi and considered inactive.

(c)	Inactive claims represent pending claims in Mississippi filed prior to 2004, which have been excluded from our asbestos measurement as we believe these claims have little to no value.

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

Income Statement Charges

In the third quarter, we conduct an annual study with the assistance of outside consultants to review and update the underlying assumptions used in our asbestos liability and related asset estimates. During this study, the underlying assumptions are updated based on our actual experience since our last annual study, a reassessment of the appropriate reference period of years of experience used in determining each assumption and our expectations regarding future conditions, including inflation. As part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent qualitative and quantitative data available for the key inputs and assumptions, comparing the data to the expectations on which the most recent annual liability and asset estimates were based. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended March 31, 2013 other than the incremental accrual to maintain a rolling 10-year forecast period. The net asbestos charges for the three months ended March 31, 2013 and 2012 was $16.0 and $12.6, respectively.

Changes in Financial Position

The Company’s estimated asbestos exposure, net of expected recoveries, for the resolution of all pending claims and claims estimated to be filed in the next 10 years was $752.1 and $739.5 as of March 31, 2013 and December 31, 2012, respectively. The following table provides a rollforward of the estimated asbestos liability and related assets for the three months ended March 31, 2013.

	Liability	Asset	Net
Balance as of December 31, 2012	$1,347.4	$607.9	$739.5
Asbestos provision	19.5	3.5	16.0
Net cash activity	(28.2)	(24.8)	(3.4)
Balance as of March 31, 2013	$1,338.7	$586.6	$752.1
Current portion	92.1	82.5
Noncurrent portion	1,246.6	504.1

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

The following table provides a rollforward of the estimated environmental liability and related assets for the three months ended March 31, 2013.

	Liability	Asset	Net
Environmental liability – December 31, 2012	$96.1	$12.3	$83.8
Change in estimates for pre-existing accruals:
Continuing operations	2.0	(0.1)	2.1
Discontinued operations	0.2	—	0.2
Net cash activity	(3.9)	—	(3.9)
Environmental liability – March 31, 2013	$94.4	$12.2	$82.2

The following table illustrates the reasonably possible range of estimated liability, and number of active sites for environmental matters, at March 31, 2013.

Low-end estimate	$76.8
High-end estimate	$167.5
Number of active environmental investigation and remediation sites	59

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

	Revenue		Operating Income		Operating Margin
Three Months Ended March 31	2013	2012	2013	2012	2013	2012
Industrial Process	$256.8	$226.3	$22.5	$21.8	8.8%	9.6%
Motion Technologies	193.2	180.2	33.0	27.3	17.1%	15.1%
Interconnect Solutions	90.8	92.9	(1.3)	1.9	(1.4)%	2.0%
Control Technologies	68.6	70.1	14.4	13.2	21.0%	18.8%
Total segment results	609.4	569.5	68.6	64.2	11.3%	11.3%
Asbestos-related costs, net	—	—	(16.0)	(12.6)	—	—
Eliminations / Other corporate costs	(1.2)	(1.4)	(15.4)	(14.9)	—	—
Total Eliminations / Corporate and Other costs	(1.2)	(1.4)	(31.4)	(27.5)	—	—
Total	$608.2	$568.1	$37.2	$36.7	6.1%	6.5%

	Total Assets		Capital Expenditures		Depreciation & Amortization
Three Months Ended March 31	2013	2012(a)	2013	2012	2013	2012
Industrial Process	$1,067.7	$1,044.8	$7.0	$3.2	$10.4	$3.5
Motion Technologies	493.9	461.6	4.5	7.1	7.3	6.5
Interconnect Solutions	365.9	362.6	2.4	1.3	2.5	2.5
Control Technologies	369.8	361.9	0.7	1.0	2.4	2.3
Corporate and Other	1,076.3	1,155.2	2.1	0.4	1.9	1.4
Total	$3,373.6	$3,386.1	$16.7	$13.0	$24.5	$16.2

(a)	Amounts reflect balances as of December 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In millions, except per share amounts, unless otherwise stated)

OVERVIEW

ITT is a diversified manufacturer of highly engineered critical components and customized technology solutions for growing industrial markets. Building on its heritage of innovation, ITT partners with its customers to deliver enduring solutions to the key industries that underpin our modern way of life. We manufacture components that are integral to the operation of systems and manufacturing processes in the energy, transportation and industrial markets. Our products provide enabling functionality for applications where reliability and performance are critically important to our customers and the users of their products.

Our businesses share a common, repeatable operating model. Each business applies technology and engineering expertise to solve our customers’ most pressing challenges. Our applied engineering aptitude provides a superior business fit with our customers given the critical nature of their applications. This in turn provides us with a unique insight to our customer’s requirements and enables us to develop solutions to assist our customers achieve their business goals. Our technology and customer intimacy in tandem produce opportunities to capture recurring revenue streams, aftermarket opportunities, and long-lived original equipment manufacturer (OEM) platforms.

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

■	Motion Technologies manufactures brake pads, shock absorbers and damping technologies for the global automotive, truck, trailer and public bus and rail transportation markets.

■

Interconnect Solutions manufactures a wide range of highly specialized connector products that make it possible to transfer signal and power in various electronic devices that are utilized in aerospace, industrial, defense and oil & gas markets.

■

Control Technologies manufactures specialized equipment, including actuators, valves, switches, vibration isolators, custom-energy absorbers, and regulators for the aerospace, defense and industrial markets.

Executive Summary

During the first quarter of 2013, we produced consolidated results that were in line with our beginning of year expectations. These results were driven by solid operating performance execution in spite of difficult economic conditions. We delivered revenue growth of 7.1% and organic revenue growth of 1.7%. The organic growth was driven by global oil and gas pumps and connectors as well as growth in automotive in both North America and China. Offsetting this growth were declines in emerging market mining revenues as well as weakness in defense. Organic orders increased 1.9%, during the quarter, driven by an increase in global automotive and several long-term aerospace platform wins offset by continued delays in global industrial pumps and softness in our European connectors business. Total ITT orders expanded 12.6%, driven by the Bornemann Pumps acquisition and also include a $13.1 mining order that will not ship until 2014. While we are encouraged by these order indicators, we are still very cautious about the pacing of key market recoveries in the second half of 2013.

Consolidated operating income was $37.2 for the quarter, representing a 1.4% increase over the prior year, reflecting strong net productivity gains and expanded global strategic sourcing benefits. Other favorable operating income impacts in the quarter included strong automotive OEM and aftermarket volume and a favorable mix of pump projects. These gains more than funded our key strategic investments in global oil & gas and automotive.

Income from continuing operations attributable to ITT Corporation during the first quarter of 2013 was $19.1 or $0.20 per diluted share, reflecting an increase of $0.09 per diluted share from the prior year. Adjusted income from continuing operations, a non-GAAP measure, was $44.2 for the first quarter of 2013, reflecting an increase of $7.4, or 20.1%, compared to the prior year amount. Our adjusted income from continuing operations for the first quarter of 2013 translated into $0.47 per diluted share as compared to adjusted earnings of $0.39 per diluted share from the first quarter of 2012. See the “Key Performance Indicators and Non-GAAP Measures” section included within Management’s Discussion and Analysis for a reconciliation of the adjusted non-GAAP measures.

During the first quarter of 2013, we deployed capital into the ongoing construction of our new IP facility in South Korea and, to a lesser extent, the expansion of our Seneca Falls, New York location which has just recently begun. We also returned $48.2 of cash to shareholders via the repurchase of 1.8 shares of ITT common stock. We are focused heavily on our Lean transformation initiative and have begun implementing plans to reduce waste and streamline operations and while we are still in the early days of the 5-year Lean Transformation we have already seen significant impacts. We have seen improvement in on-time delivery at three of our four business segments and this focus helps us deliver a premier customer experience. Motion Technologies was able to increase production by an average of one million brake pads per month through improved machine efficiency. We delivered supply chain savings that exceeded our expectations and reflected the increased leverage our global strategic sourcing council drives entity-wide, and business-specific initiatives that reduced costs.

Another strategic focus this year is advancing the turnaround at Interconnect Solutions. With the new leadership team in place, an improved focus on key end markets and lean assessments complete across all sites, we are progressing nicely on the turnaround of that business. This includes a strategic restructuring initiative to reduce the indirect cost structure, for which we recognized $4.4 of costs during the quarter to accomplish.

Also during the first quarter of 2013, we won positions on key strategic contracts including placement on new auto platforms in Europe, North America, and China. Other key quarterly wins include:

■	$13.1 North American potash mining pump win

■	$11.0 European multiphase oil & gas market pump win

■	$8.0 in multi-year aerospace agreements

Finally, the Bornemann integration and financial performance are in line with our expectations. We saw strong orders in the first quarter with a book to bill ratio over 2.0. We are in the process of leveraging our Industrial Process service footprint, distribution channels in North America, and the Bornemann channels in Canada and Argentina. We have also started to achieve our cost synergies by consolidating sales and administrative activities.

We expect that the drivers of growth throughout 2013 will continue to be oil & gas, chemical and industrial pumps as well as share gains in automotive. We also expect growth in emerging markets again this year; however, mining and defense are expected to continue to be headwinds against the prior year. These expectations are consistent with our beginning of year expectation.

Further details related to these results are contained in the Discussion of Financial Results section.

DISCUSSION OF FINANCIAL RESULTS

Three Months Ended March 31

For the Three Months Ended March 31	2013	2012	Change
Revenue	$608.2	$568.1	7.1%
Gross profit	190.5	170.2	11.9%
Gross margin	31.3%	30.0%	130	bp
Operating expenses	153.3	133.5	14.8%
Expense to revenue ratio	25.2%	23.5%	170	bp
Operating income	37.2	36.7	1.4%
Operating margin	6.1%	6.5%	(40	)bp
Income tax expense	15.0	24.6	(39.0)%
Effective tax rate	43.5%	70.1%	(2,660	)bp
Income from continuing operations attributable to ITT Corporation	19.1	10.5	81.9%
Income (loss) from discontinued operations, net of tax	1.7	(7.3)	123.3%
Net income attributable to ITT Corporation	20.8	3.2	550.0%

REVENUE

Revenue for the three months ended March 31, 2013 increased $40.1 or 7.1% over the prior year, primarily driven by our fourth quarter 2012 acquisition of Bornemann which provided $31.1 during the first quarter. In addition, we experienced growth of 7.2% from our Motion Technologies segment, reflecting year-over-year volume growth from an increased brake pad market share. The following table illustrates the year-over-year revenue results from each of our business segments for the three months ended March 31, 2013 and 2012. See below for further discussion of year-over-year revenue activity at the segment level.

For the Three Months Ended March 31	2013	2012	Change	Organic Growth
Industrial Process	$256.8	$226.3	13.5%	—
Motion Technologies	193.2	180.2	7.2%	6.7%
Interconnect Solutions	90.8	92.9	(2.3)%	(1.5)%
Control Technologies	68.6	70.1	(2.1)%	(1.9)%
Eliminations	(1.2)	(1.4)	(14.3)%	—
Total Revenue	$608.2	$568.1	7.1%	1.7%

The following tables illustrate revenue generated within a country or region for the three months ended March 31, 2013 and 2012, and the corresponding percentage change as reported and on an organic growth basis.

For the Three Months Ended March 31	2013	2012	Change	Organic Growth
United States	$210.8	$211.4	(0.3)%	(1.4)%
Germany	75.3	69.2	8.8%	—
France	36.7	33.4	9.9%	8.5%
Other developed markets	116.6	102.0	14.3%	3.6%
Total developed markets	439.4	416.0	5.6%	0.9%
South and Central America(a)	44.8	49.3	(9.1)%	(13.6)%
Eastern Europe and Russia	29.8	28.7	3.8%	(0.7)%
Middle East and Africa	33.3	24.9	33.7%	20.4%
China and Hong Kong	28.0	24.9	12.4%	2.9%
Other emerging markets	32.9	24.3	35.4%	28.9%
Total emerging markets	168.8	152.1	11.0%	4.0%
Total Revenue	$608.2	$568.1	7.1%	1.7%

(a)	Includes Mexico

Industrial Process

Industrial Process revenue for the three months ended March 31, 2013 increased $30.5 or 13.5% year-over-year, primarily related to our fourth quarter 2012 acquisition of Bornemann. Organic revenue was flat compared to the prior year as project shipment delays and lower baseline and valve sales were offset by higher parts and service activity. On an end-market basis, we experienced revenue growth of approximately 28.0% in global oil & gas while mining underperformed the prior year. Organic order activity for the three months ended March 31, 2013 increased 1.2% primarily due to an increase in parts orders offset by delays in project releases globally.

Motion Technologies

Motion Technologies revenue for the three months ended March 31, 2013 increased $13.0 as compared to the prior year period from growth in original equipment manufacturer (OEM) pad volume within China and the U.S., partially offset by a decrease in shock absorber volume due to year-over-year declines within the rail and defense markets. Revenue growth of 77.1% within China and 24.0% within the U.S. for the three months ended March 31, 2013 was primarily from our increasing market share as we continue to focus our expansion efforts within these regions. Economic conditions in Europe continue to be uncertain, however our first quarter 2013 year-over-year results reflect growth of 2.8% in this region, primarily within France and the United Kingdom.

Interconnect Solutions

Interconnect Solutions revenue for the first quarter of 2013 declined by $2.1, or 2.3%, primarily due to lower sales of transportation and communications-related connectors of $4.3 primarily within Europe. We experienced a $1.6 decline in volume within the aerospace market due to reduced activity with a major North American manufacturer. These declines were partially offset by growth within the oil & gas market driven by higher demand in the U.S and Middle East where drilling activity has increased and major new programs have been captured, and within the general industrial market which benefitted from improved overall performance within North America and Europe. Foreign currency translation had an unfavorable impact of $0.7 to our year-over-year revenue results.

Control Technologies

Control Technologies revenue for the three months ended March 31, 2013 decreased by $1.5 or 2.1% as year-over-year growth in our commercial aviation product applications of approximately $6.0 was offset by a $1.9 decline in sales of an actuator product due to a retrofit program that is nearing completion. Revenue from defense and industrial product applications declined approximately $4.0 primarily due to weakness in Europe and the timing of natural gas valve sales.

GROSS PROFIT

Gross profit for the first quarter of 2013 was $190.5, an increase of $20.3 or 11.9% from 2012 primarily from net savings related to sourcing, productivity and Value Based Lean Six Sigma (VBLSS) initiatives and the contributions from our Bornemann acquisition. In addition, increased sales volume provided a benefit of approximately $4.0 which was partially offset by a $2.0 unfavorable change in sales mix. The table below provides gross profit and gross margin by segment for the three months ended March 31, 2013 and 2012.

For the Three Months Ended March 31	2013	2012	Change
Industrial Process	$81.8	$68.5	19.4%
Motion Technologies	52.6	47.9	9.8%
Interconnect Solutions	28.0	26.5	5.7%
Control Technologies	27.8	26.8	3.7%
Corporate and Other	0.3	0.5	(40.0)%
Total gross profit	$190.5	$170.2	11.9%
Gross margin:
Industrial Process	31.9%	30.3%	160bp
Motion Technologies	27.2%	26.6%	60bp
Interconnect Solutions	30.8%	28.5%	230bp
Control Technologies	40.5%	38.2%	230bp
Consolidated	31.3%	30.0%	130bp

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2013 increased $19.8 or 14.8% from the comparable prior year period, primarily driven by an increase in costs from the Bornemann business and restructuring initiatives. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

For the Three Months Ended March 31	2013	2012	Change
Sales and marketing expenses	$51.8	$47.1	10.0%
General and administrative expenses	69.1	57.7	19.8%
Research and development expenses	16.4	16.1	1.9%
Asbestos-related costs, net	16.0	12.6	27.0%
Total operating expenses	$153.3	$133.5	14.8%
By Segment:
Industrial Process	$59.3	$46.7	27.0%
Motion Technologies	19.6	20.6	(4.9)%
Interconnect Solutions	29.3	24.6	19.1%
Control Technologies	13.4	13.6	(1.5)%
Corporate & Other	31.7	28.0	13.2%

Sales and marketing expenses for the first quarter of 2013 increased $4.7 or 10.0% year-over-year primarily due to costs from the Bornemann business.

General and administrative (G&A) expenses increased $11.4 or 19.8% during the three months ended March 31, 2013, as compared to the prior year period. The increase in G&A expenses for the three month period is primarily due to costs from the Bornemann business and as well as increased restructuring costs, primarily at Interconnect Solutions. An increase in costs incurred to reposition the post-Transformation organization (repositioning costs) were offset by a decline in costs to create the revised organization structure (transformation costs) following the 2011 spin-offs of Exelis Inc. and Xylem Inc. The repositioning costs primarily consist of advisory fees, costs to exit transition services agreements, IT infrastructure modifications, and other actions.

During the three months ended March 31, 2013, repositioning costs of $3.9 were recognized within G&A expenses. The Company expects to incur additional repositioning costs of approximately $20.0 to $30.0 during the remainder of 2013 and a total of approximately $10.0 thereafter. Cash outflows for these repositioning actions are expected to be approximately $25.0 to $35.0 during the remainder of 2013 and a total of approximately $10.0 thereafter.

Asbestos-Related Costs, Net

During the first quarter of 2013, we recognized net asbestos related costs of $16.0, reflecting an increase of $3.4 compared to the prior year due to a $3.6 benefit realized from an agreement-in-principle reached with an insurer during the first quarter of 2012. As part of our annual asbestos measurement process, the underlying assumptions used to estimate asbestos liabilities and potential recoveries are estimated based on our experience since our last detailed review, the appropriate reference period of years of experience used in determining each assumption is reassessed, and our expectations regarding future conditions are evaluated. The net asbestos-related costs primarily reflect the recognition of incremental asbestos liabilities and related asbestos assets to maintain our rolling 10-year projection of unasserted claims.

See Note 17, “Commitments and Contingencies,” in our Notes to the Consolidated Condensed Financial Statements for further information on our asbestos-related liabilities and assets.

OPERATING INCOME

Operating income for the three months ended March 31, 2013 was $37.2 reflecting an operating margin of 6.1% as compared to $36.7 and 6.5% for the prior year. The following table illustrates the 2013 and 2012 operating income results of our segments, including operating margin results.

For the Periods Ended March 31	2013	2012	Change
Industrial Process	$22.5	$21.8	3.2%
Motion Technologies	33.0	27.3	20.9%
Interconnect Solutions	(1.3)	1.9	(168.4)%
Control Technologies	14.4	13.2	9.1%
Segment operating income	68.6	64.2	6.9%
Asbestos-related costs, net	(16.0)	(12.6)	27.0%
Other corporate costs	(15.4)	(14.9)	3.4%
Total corporate and other costs	(31.4)	(27.5)	14.2%
Total operating income (loss)	$37.2	$36.7	1.4%
Operating margin:
Industrial Process	8.8%	9.6%	(80	)bp
Motion Technologies	17.1%	15.1%	200	bp
Interconnect Solutions	(1.4)%	2.0%	(340	)bp
Control Technologies	21.0%	18.8%	220	bp
Segment operating margin	11.3%	11.3%	—
Consolidated	6.1%	6.5%	(40	)bp

Industrial Process

Industrial Process operating income for the quarter increased $0.7 or 3.2% while operating margin declined 80 basis points to 8.8%, as favorability from sourcing and VBLSS cost reduction initiatives as well as improved product mix was offset by a $5.7 increase in amortization expense related to intangible assets acquired during the Bornemann acquisition.

Motion Technologies

Motion Technologies operating income for the quarter increased $5.7 or 20.9%, resulting in a 200 basis point improvement in operating margin. The increase in operating income and margin was primarily due to higher sales volumes of $5.2 providing a 160 basis point improvement and net savings of approximately $2.8 from productivity, sourcing and VBLSS initiatives, which provided an approximate improvement of 140 basis points to operating margin. These benefits were partially offset by a $1.3 decline from competitive pricing actions resulting in a 50 basis point decline in operating margin and the incurrence of certain costs associated with the development of a new production and research facility in Wuxi, China that drove a 40 basis point decline to operating margin.

Interconnect Solutions

Interconnect Solutions operating income declined $3.2 for the quarter ended March 31, 2013, resulting in an operating loss of $1.3 and a 340 basis point decline in operating margin. The decline in operating income was primarily due to the recognition of $4.4 of restructuring costs and an unfavorable change in product mix of $1.9 primarily due to lower sales of our Universal Contact product line that had a combined impact to operating margin of 680 basis points. Operating income was favorably impacted by net saving from productivity and restructuring initiatives that provided a benefit of approximately $3.3, or 360 basis points.

Control Technologies

Control Technologies operating income for the quarter increased $1.2 or 9.1%, reflecting a 220 basis point improvement in operating margin. The year-over-year increase to operating income was primarily driven by net cost reductions from productivity, sourcing, VBLSS and pricing initiatives of approximately $3.3 that provided a 460 basis point year-over-year improvement to operating margin. The benefit of these items to operating income was partially offset by an unfavorable change in sales mix of $1.9 and lower sales volumes of $0.8 which together decreased operating margin by 330 basis points.

Other Corporate Costs

Other corporate costs increased $0.5 during the three months ended March 31, 2013, as lower environmental insurance recoveries and higher repositioning costs were partially offset by lower transformation costs.

INCOME TAX EXPENSE

For the three months ended March 31, 2013, the Company recognized an income tax expense of $15.0 representing an effective tax rate of 43.5% as compared to an income tax expense of $24.6, an effective tax rate of 70.1%, for the three months ended March 31, 2012. The higher tax rate in 2012 was primarily attributable to the initial recording of a valuation allowance on existing U.S. current deferred tax assets. The Company continues to provide a full valuation allowance against all of its U.S. net deferred tax assets.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX

Income from discontinued operations increased by $9.0 during the three months ended March 31, 2013, primarily due to $7.4 of transformation costs incurred during the first quarter of 2012.

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

Euro-denominated cash and cash equivalents accounted for 18.3% and 21.9% of our cash and cash equivalents at March 31, 2013 and December 31, 2012, respectively; however, a majority of our cash and cash equivalents at March 31, 2013 continues to be held by our international subsidiaries. In addition, at March 31, 2013, we hold investments in short-term time deposits with a cost of $56.7. These short-term investments typically mature within six months from the date of purchase.

We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. We have and may continue to transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the U.S; however, we have determined that certain undistributed foreign earnings generated in Luxembourg, Japan, and South Korea are no longer considered to be permanently reinvested outside of the U.S. Such undistributed foreign earnings have not been remitted to the U.S. and the timing of such remittance, if any, is currently under evaluation.

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

The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2013, we declared a dividend of $0.10 per share for shareholders of record on March 15, 2013 which was paid on April 1, 2013.

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

We access the commercial paper market to supplement the cash flows generated internally to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise, it is cost effective to do so, and a sufficient return on investment can be generated. As of March 31, 2013, we had an outstanding commercial paper balance of $43.5 and averaged an outstanding balance of $5.7 during the quarter. There have been no material changes that have impacted our funding and liquidity capabilities since December 31, 2012.

Credit Facilities

On October 25, 2011 we entered into a four-year revolving $500 credit agreement (the 2011 Revolving Credit Agreement). The 2011 Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of funding for the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The interest rate for borrowings under the 2011 Revolving Credit Agreement is generally based on the London Interbank Offered Rate (LIBOR), plus a spread, which reflects our debt rating. The provisions of the 2011 Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined, of at least 3.0 times and a leverage ratio, as defined, of not more than 3.0 times. At March 31, 2013, we had no amounts outstanding under the 2011 Revolving Credit Agreement and our interest coverage ratio and leverage ratio were within the prescribed thresholds.

Asbestos

Based on the estimated undiscounted asbestos liability as of March 31, 2013 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover 42% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements will vary from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. Certain of our primary coverage-in-place agreements are expected to exhaust within the next twelve months, which will result in higher net cash outflows for the short-term. In the tenth year of our estimate, our insurance recoveries are currently projected to be 24%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.

Further, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended and such cash payments will continue for a number of years beyond the next 10 years due to the significant proportion of future claims included in the estimated asbestos liability and the delay between the date a claim is filed and when it is resolved. Subject to these inherent uncertainties, it is expected that cash payments related to pending claims and claims to be filed in the next 10 years, will extend through approximately 2028.

Annual net cash outflows, net of tax benefits, are projected to average $10 to $20 over the next five years, as compared to an annual average of $9 over the past three years, and increase to an average of approximately $35 to $45, over the remainder of the projection period.

In light of the uncertainties and variables inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims for years beyond the next 10 years at this time. Accordingly, no liability or related asset has been recorded for any costs that may be incurred for claims asserted subsequent to 2023.

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

Sources and Uses of Liquidity

Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash derived from discontinued operations, for the three months ended March 31, 2013 and 2012.

For the Three Months Ended March 31	2013	2012
Operating Activities	$(12.3)	$18.4
Investing Activities	(34.7)	(11.6)
Financing Activities	(7.9)	13.8
Foreign Exchange	(6.1)	18.8
Total net cash flow from continuing operations	$(61.0)	$39.4
Net cash from discontinued operations	(0.4)	(1.2)
Net change in cash and cash equivalents	$(61.4)	$38.2

Net cash of $12.3 was used in operating activities for the three months ended March 31, 2013, representing a change of $30.7 from the prior year’s generation of $18.4 of cash. The decrease in operating cash flow was primarily attributable to a prior year collection of a $103.4 U.S. federal tax refund, partially offset by lower year-over-year pension plan contributions of $31.3, transformation-related payments of $26.8 and asbestos-related payments of $12.3.

Net cash used in investing activities increased by $23.1 in the three months ended March 31, 2013 as compared to 2012 primarily due to additional purchases of short-term time deposit investments which exceeded maturities by $18.5. In addition, capital expenditures increased $3.7 primarily associated with the construction of a new Industrial Process South Korean production facility.

Net cash used in financing activities increased by $21.7 in the three months ended March 31, 2013 as compared to the prior year primarily due to a $22.2 decline in proceeds associated with employee stock issuance activity (net of excess tax benefits) as well as a $10.7 increase in share repurchases, which were partially offset by a favorable comparison of $8.9 related to the timing of dividend payments.

Key Performance Indicators and Non-GAAP Measures

Management reviews key performance indicators including revenue, segment operating income and margins, earnings per share, orders growth, and backlog, among others. In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions and share repurchases. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

■

“organic revenue” and “organic orders” are defined as revenue and orders, excluding the impact of foreign currency fluctuations and contributions from acquisitions and divestitures made during the current year. Divestitures include sales of insignificant portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations assumes translation at a constant exchange rate for the current and prior periods.

A reconciliation of organic revenue from revenue for the three months ended March 31, 2013, is provided below.

For the Three Months Ended March 31	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2012 Revenue	$226.3	$180.2	$92.9	$70.1	$(1.4)	$568.1
Organic growth	—	12.1	(1.4)	(1.3)	0.2	9.6	1.7%
Acquisitions/(divestitures), net	30.3	—	—	—	—	30.3	5.3%
Foreign currency translation	0.2	0.9	(0.7)	(0.2)	—	0.2	0.1%
Total change in revenue	30.5	13.0	(2.1)	(1.5)	0.2	40.1	7.1%
2013 Revenue	$256.8	$193.2	$90.8	$68.6	$(1.2)	$608.2

■

“adjusted income from continuing operations” and “adjusted income from continuing operations per diluted share” are defined as income from continuing operations attributable to ITT Corporation and income from continuing operations attributable to ITT Corporation per diluted share, adjusted to exclude special items that include, but are not limited to, asbestos-related costs, transformation costs, repositioning costs, restructuring and asset impairment charges, acquisition-related expenses, income tax settlements or adjustments, and other unusual or infrequent non-operating items. Special items represent significant charges or credits, on an after-tax basis, that impact current results, but may not be related to the Company’s ongoing operations and performance. A reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, is provided below.

	Three Months
For the Periods Ended March 31	2013	2012
Income from continuing operations attributable to ITT Corporation	$19.1	$10.5
Net asbestos-related charges, net of tax	10.4	7.5
Tax-related special items(a)	6.3	14.5
Acquisition-related expenses, net of tax	2.9	—
Restructuring and asset impairment charges, net of tax	2.5	0.2
Repositioning costs, net of tax	2.5	—
Transformation costs, net of tax	0.5	4.1
Adjusted income from continuing operations	$44.2	$36.8
Income (loss) from continuing operations attributable to ITT Corporation per diluted share	$0.20	$0.11
Adjusted income from continuing operations per diluted share	$0.47	$0.39

The special items presented above include an aggregate net tax benefit of $11.4 and $6.4 for the three months ended March 31, 2013 and 2012, respectively.

(a)

Tax-related special items for the three months ended March 31, 2013 and 2012 primarily relate to the recognition of a valuation allowance on deferred tax assets. See Note 5, “Income Taxes” to our Consolidated Condensed Financial Statements for further information.

■

“adjusted free cash flow” is defined as net cash provided by operating activities less capital expenditures, cash payments for transformation costs, repositioning costs, net asbestos cash flows and other significant items that impact current results which management believes are not related to our ongoing operations and performance. Due to other financial obligations and commitments, the entire free cash flow may not be available for discretionary purposes. A reconciliation of adjusted free cash flow is provided below.

For the Three Months Ended March 31	2013	2012
Net cash provided by operating activities	$(12.3)	$18.4
Capital expenditures(a)	(15.4)	(12.0)
Net asbestos cash flows	3.4	15.7
Repositioning cash payments	3.5	—
Transformation cash payments	3.2	30.0
Discretionary pension contribution, net of tax	—	11.8
Adjusted free cash flow	$(17.6)	$63.9

(a)

Capital expenditures represent capital expenditures as reported in the Consolidated Condensed Statement of Cash Flows, less capital expenditures associated with transformation and repositioning activities. Capital expenditures associated with the transformation were $0.1 and $1.0 during the three months ending March 31, 2013 and 2012, respectively. Capital expenditures associated with repositioning activities were $1.2 and $0 during the three months ending March 31, 2013 and 2012, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of ITT’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the Consolidated Condensed Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the 2012 Annual Report describes the critical accounting estimates that are used in preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes concerning ITT’s critical accounting estimates as described in our 2012 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning market risk as stated in our 2012 Annual Report. However, we provide the following as an update to our 10-K disclosure related to the highly inflationary economy of Venezuela:

Effective January 1, 2010, Venezuela was determined to be a highly inflationary economy and we changed the functional currency of our operations in Venezuela to the U.S dollar. On February 8, 2013, Venezuela announced a devaluation of the Bolivar which resulted in our recognition of a $1.2 remeasurement charge. We estimate that an additional adverse movement of a hypothetical 10% in the Venezuelan Bolivar would result in a further remeasurement impact to operating income of approximately $1.0.

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

We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to a number of factors. As of March 31, 2013, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,338.7, including expected legal fees, and an associated asset of $586.6 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $752.1.

ITEM 1A.	RISK FACTORS

There has been no material change in the information concerning risk factors as disclosed in our 2012 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(IN MILLIONS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (2)
1/1/13 – 1/31/13	0.2	$24.42	0.1	$452.4
2/1/13 – 2/28/13	—	—	—	$452.4
3/1/13 – 3/31/13	1.6	$27.78	1.5	$410.2

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)	On October 27, 2006, a three-year $1 billion share repurchase program (2006 Share Repurchase Program) was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. As of March 31, 2013, we had repurchased 13.9 million shares for $589.8, including commissions, under the 2006 Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act (ITRA)

This disclosure is made pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRA) which added a new subsection (r) to section 13 of the Securities Exchange Act of 1934 (Section 13(r)) requiring a public reporting issuer to disclose in its annual or quarterly reports whether it or any affiliates have knowingly engaged in specified activities or transactions relating to Iran, including activities conducted outside the United States by non-U.S. affiliates in compliance with local law.

In its 2012 Annual Report, ITT described its acquisition of all the shares of Bornemann, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control of the U.S. Department of the Treasury (OFAC). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to the acquisition by ITT, Bornemann had issued a performance bond to its Iranian customer in the amount of Euros 1.3 Million (the Bond). Prior to March 8, 2013, Bornemann requested that the Bond be cancelled; such cancellation is expected to occur during the second quarter of 2013.

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
Janice M. Klettner
Vice President and Chief Accounting Officer
(Principal accounting officer)

May 2, 2013

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.01)	Form of Performance Unit Award Agreement	Filed herewith.

(10.02)	2013 Form of Non-Qualified Stock Option Award Agreement (Band A Employees)	Filed herewith.

(10.03)	2013 Form of Restricted Stock Unit Award Agreement	Filed herewith.

(10.04)	2013 Form of Restricted Stock Unit Award (Cash Settled) Agreement	Filed herewith.

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(101)	The following materials from ITT Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Income Statements, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements	Submitted electronically with this report.