Form 10-K/A
period 2012-12-31
ITT Corp
filed 2013-07-19
CIK 216228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

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

ITT CORPORATION

FORM 10-K/A

EXPLANATORY NOTE

The registrant has prepared this Amendment No. 1 (“Amendment”) on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”) for the purpose of re-filing Exhibit 10.8 to the Form 10-K. No revisions are being made to the Company’s financial statements and, except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.8 originally filed with the Form 10-K. This Amendment is being filed solely to re-file Exhibit 10.8. Except for the changes to Exhibit 10.8, this Amendment does not update any exhibits as originally filed or previously amended. This Amendment is being filed to replace Exhibit 10.8 to include certain portions of the Exhibit that had previously been omitted or “redacted” pursuant to a request for confidential treatment. This Amendment provides a revised redacted version of Exhibit 10.8.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits:

10.8*	Share Purchase Agreement dated October 14, 2012 between Moller-Bornemann GmbH, Wulfing Vermogensverwaltung GbR, BWK GmbH Unternehmensbeteiligungsgesellschaft (as Sellers) and ITT Germany Holdings GmbH (as Purchaser)

31.1**	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith. The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Corporation (Registrant)

By:	/s/ JANICE M. KLETTNER
Janice M. Klettner
Vice President and Chief Accounting Officer (Principal accounting officer)

July 19, 2013