Form 10-Q
period 2013-06-30
ITT Corp
filed 2013-08-01
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of July 23, 2013, there were outstanding 90.3 million shares of common stock ($1 par value per share) of the registrant.

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

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the SEC. You can inspect, read and copy these reports, proxy statements and other information at the SEC's Public Reference Room, which is located at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information regarding the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that makes available reports, proxy statements and other information regarding issuers that file electronically.
We make available free of charge at http://www.itt.com (in the “Investors” section) copies of materials we file with, or furnish to, the SEC. By referring to our corporate website, www.itt.com, we do not incorporate such website or its contents into this Quarterly Report on Form 10-Q.

ITT CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED INCOME STATEMENTS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months		Six Months
For the Periods Ended June 30	2013	2012	2013	2012
Revenue	$609.2	$557.9	$1,217.4	$1,126.0
Costs of revenue	411.4	387.5	829.1	785.4
Gross profit	197.8	170.4	388.3	340.6
Sales and marketing expenses	57.5	45.8	109.3	92.9
General and administrative expenses	66.6	41.3	135.7	99.0
Research and development expenses	16.4	16.6	32.8	32.7
Asbestos-related costs, net	15.9	9.7	31.9	22.3
Operating income	41.4	57.0	78.6	93.7
Interest and non-operating expenses, net	2.2	3.4	4.9	5.0
Income from continuing operations before income tax expense	39.2	53.6	73.7	88.7
Income tax expense	14.4	37.4	29.4	62.0
Income from continuing operations	24.8	16.2	44.3	26.7
Income (loss) from discontinued operations, including tax expense (benefit) of $0.3, ($1.2), $(0.2) and $0, respectively	1.1	0.6	2.8	(6.7)
Net income	25.9	16.8	47.1	20.0
Less: Income attributable to noncontrolling interests	0.1	—	0.5	—
Net income attributable to ITT Corporation	$25.8	$16.8	$46.6	$20.0
Amounts attributable to ITT Corporation:
Income from continuing operations, net of tax	$24.7	$16.2	$43.8	$26.7
Income (loss) from discontinued operations, net of tax	1.1	0.6	2.8	(6.7)
Net income	$25.8	$16.8	$46.6	$20.0
Earnings (loss) per share attributable to ITT Corporation:
Basic:
Continuing operations	$0.27	$0.17	$0.48	$0.29
Discontinued operations	0.02	0.01	0.03	(0.08)
Net income	$0.29	$0.18	$0.51	$0.21
Diluted:
Continuing operations	$0.27	$0.17	$0.47	$0.28
Discontinued operations	0.01	0.01	0.03	(0.07)
Net income	$0.28	$0.18	$0.50	$0.21
Weighted average common shares – basic	90.4	92.8	91.2	93.4
Weighted average common shares – diluted	91.6	93.9	92.4	94.7
Cash dividends declared per common share	$0.10	$0.091	$0.20	$0.182
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months		Six Months
For the Periods Ended June 30	2013	2012	2013	2012
Net income	$25.9	$16.8	$47.1	$20.0
Other comprehensive income (loss):
Net foreign currency translation adjustment	0.8	(45.4)	(25.2)	(15.4)
Net change in postretirement benefit plans, net of tax impacts(a)	3.1	2.9	5.9	14.4
Other comprehensive income (loss)	3.9	(42.5)	(19.3)	(1.0)
Comprehensive income (loss)	29.8	(25.7)	27.8	19.0
Less: Comprehensive income attributable to noncontrolling interests	0.1	—	0.5	—
Comprehensive income (loss) attributable to ITT Corporation	$29.7	$(25.7)	$27.3	$19.0
Disclosure of reclassification and other adjustments to postretirement benefit plans
Reclassification adjustments:
Amortization of prior service costs, net of tax(a)	$0.1	$0.2	$0.2	$0.4
Amortization of net actuarial loss, net of tax(a)	3.0	2.7	6.7	5.2
Unrealized change in net actuarial loss, net of tax(a)	—	—	(1.0)	9.2
Unrealized change from foreign currency translation	—	—	—	(0.4)
Net change in postretirement benefit plans, net of tax	$3.1	$2.9	$5.9	$14.4

(a)	Other comprehensive income (loss) related to changes in postretirement benefit plans did not result in a tax impact for any period presented.
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$517.7	$544.5
Receivables, net	499.3	440.3
Inventories, net	308.5	304.2
Other current assets	245.1	251.4
Total current assets	1,570.6	1,540.4
Plant, property and equipment, net	367.4	373.1
Goodwill	646.3	651.4
Other intangible assets, net	110.9	123.3
Asbestos-related assets	493.4	525.3
Other non-current assets	177.2	172.6
Total non-current assets	1,795.2	1,845.7
Total assets	$3,365.8	$3,386.1
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$364.1	$347.0
Accrued and other current liabilities	477.4	458.3
Total current liabilities	841.5	805.3
Asbestos-related liabilities	1,243.3	1,255.0
Postretirement benefits	329.9	330.3
Other non-current liabilities	290.6	292.3
Total non-current liabilities	1,863.8	1,877.6
Total liabilities	2,705.3	2,682.9
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share (104.0 shares issued(a))
Outstanding – 90.3 shares and 92.1 shares, respectively(a)	90.3	91.9
Retained earnings	872.6	898.8
Total accumulated other comprehensive loss	(306.8)	(287.5)
Total ITT Corporation shareholders' equity	656.1	703.2
Noncontrolling interests	4.4	—
Total shareholders’ equity	660.5	703.2
Total liabilities and shareholders’ equity	$3,365.8	$3,386.1

(a)
Shares issued and outstanding include unvested restricted common stock of 0.2 at December 31, 2012. Shares issued and outstanding do not included any unvested restricted common stock as of June 30, 2013.

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Six Months Ended June 30	2013	2012
Operating Activities
Net income	$47.1	$20.0
Less: Income (loss) from discontinued operations	2.8	(6.7)
Less: Income attributable to noncontrolling interests	0.5	—
Income from continuing operations attributable to ITT Corporation	43.8	26.7
Adjustments to income from continuing operations:
Depreciation and amortization	44.6	32.8
Stock-based compensation	6.2	5.8
Asbestos-related costs, net	31.9	22.3
Asbestos-related payments, net	(11.7)	(16.3)
Contributions to pension plans	(1.7)	(32.8)
Changes in assets and liabilities:
Change in receivables	(64.2)	(60.2)
Change in inventories	(18.2)	(8.8)
Change in accounts payable	15.4	4.7
Change in accrued expenses	(5.0)	(39.2)
Change in accrued and deferred income taxes	17.3	134.3
Other, net	10.4	32.7
Net Cash – Operating activities	68.8	102.0
Investing Activities
Capital expenditures	(36.8)	(29.6)
Purchases of investments	(47.8)	—
Maturities of investments	49.9	—
Other, net	1.1	1.0
Net Cash – Investing activities	(33.6)	(28.6)
Financing Activities
Short-term debt, net	27.3	37.8
Long-term debt, repaid	(5.5)	(0.2)
Repurchase of common stock	(87.9)	(76.8)
Issuance of common stock	21.9	35.7
Dividends paid	(9.3)	(17.2)
Excess tax benefit from equity compensation activity	3.7	3.6
Other, net	(1.3)	2.7
Net Cash – Financing activities	(51.1)	(14.4)
Exchange rate effects on cash and cash equivalents	(7.2)	(10.3)
Discontinued operations
Operating activities	(3.7)	1.6
Investing activities	—	(0.1)
Financing activities	—	(1.0)
Net Cash – Discontinued operations	(3.7)	0.5
Net change in cash and cash equivalents	(26.8)	49.2
Cash and cash equivalents – beginning of year	544.5	689.9
Cash and cash equivalents – end of period	$517.7	$739.1
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the year for:
Interest paid, net of interest received	$0.4	$0.7
Income taxes, net of refunds received	$5.0	$(89.5)
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN MILLIONS)

	Three Months		Six Months
For the Periods Ended June 30	2013	2012	2013	2012
Common Stock
Common stock, beginning balance	$91.2	$93.4	$91.9	$93.1
Activity from stock incentive plans	0.5	—	1.6	2.5
Share repurchases	(1.4)	(1.2)	(3.2)	(3.4)
Common stock, ending balance	90.3	92.2	90.3	92.2
Retained Earnings
Retained earnings, beginning balance	882.2	839.6	898.8	852.6
Net income attributable to ITT Corporation	25.8	16.8	46.6	20.0
Dividends declared	(9.1)	(8.2)	(18.4)	(17.2)
Activity from stock incentive plans	12.0	4.0	30.3	45.8
Share repurchases	(38.3)	(24.4)	(84.7)	(73.4)
Adjustments to distribution of Exelis and Xylem	—	22.7	—	22.7
Retained earnings, ending balance	872.6	850.5	872.6	850.5
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance	(192.7)	(141.7)	(195.5)	(153.2)
Net change in postretirement benefit plans	3.1	2.9	5.9	14.4
Postretirement benefit plans, ending balance	(189.6)	(138.8)	(189.6)	(138.8)
Cumulative translation adjustment, beginning balance	(117.7)	(66.4)	(91.7)	(96.4)
Net cumulative translation adjustment	0.8	(45.4)	(25.2)	(15.4)
Cumulative translation adjustment, ending balance	(116.9)	(111.8)	(116.9)	(111.8)
Unrealized loss on investment securities, beginning balance	(0.3)	(1.3)	(0.3)	(1.3)
Unrealized loss on investment securities, ending balance	(0.3)	(1.3)	(0.3)	(1.3)
Total accumulated other comprehensive loss	(306.8)	(251.9)	(306.8)	(251.9)
Noncontrolling interests
Noncontrolling interests, beginning balance	4.3	—	—	—
Reclassification of noncontrolling interest	—	—	3.9	—
Income attributable to noncontrolling interest	0.1	—	0.5	—
Noncontrolling interests, ending balance	4.4	—	4.4	—
Total Shareholders' Equity
Total shareholders' equity, beginning balance	667.0	723.6	703.2	694.8
Net change in common stock	(0.9)	(1.2)	(1.6)	(0.9)
Net change in retained earnings	(9.6)	10.9	(26.2)	(2.1)
Net change in accumulated other comprehensive loss	3.9	(42.5)	(19.3)	(1.0)
Net change in noncontrolling interests	0.1	—	4.4	—
Total shareholders' equity, ending balance	$660.5	$690.8	$660.5	$690.8
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of changes in shareholders' equity.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
ITT Corporation is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation, and industrial markets. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT operates through four segments: Industrial Process, consisting of industrial pumping and complementary equipment; Motion Technologies, consisting of friction and shock & vibration equipment; Interconnect Solutions, consisting of electronic connectors; and Control Technologies, consisting of fluid handling, motion control and vibration and shock isolation products. Financial information for our segments is presented in Note 18, “Segment Information.”
Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in ITT's 2012 Annual Report on Form 10-K (2012 Annual Report) in preparing these unaudited financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation, as described within these Notes to the Consolidated Condensed Financial Statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2012 Annual Report.
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
ITT's quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. For ease of presentation, the quarterly financial statements included herein are described as ending on the last day of the calendar quarter.
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Not Yet Adopted
In July 2013, the Financial Accounting Standards Board (FASB) issued guidance eliminating diversity in practice surrounding the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires entities to net an unrecognized tax benefit with a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if the carryforward would be used to settle additional tax due upon disallowance of a tax position. The amendment is effective for fiscal periods beginning after December 15, 2013 with early adoption permitted. The adoption of this amendment is not expected to have a material effect on ITT's financial statements.
In March 2013, the FASB clarified that, when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The FASB also clarified that if a business combination is achieved in stages related to a previously held equity method investment (step-acquisition) that is a foreign entity, the amount of accumulated other comprehensive income that is reclassified and included in the calculation of gain or loss as of the acquisition date shall include any foreign currency translation adjustment related to that previously held investment. The amendments are effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. While we do not expect a material impact on ITT's financial statements upon adoption, the effects on future periods will depend upon the nature and significance of future transactions subject to the amendments.
In February 2013, the FASB issued guidance requiring an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and any additional amount the entity expects to pay on behalf of the other entities. The amendments are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. While we do not expect a material impact on ITT's financial statements upon adoption, the effects on future periods will depend upon the nature and significance of future transactions subject to the amendments.
NOTE 3
ACQUISITIONS
On November 28, 2012, we acquired all issued and outstanding stock of the privately held Joh. Heinr. Bornemann GmbH (Bornemann) for a final purchase price of $192.5, net of cash acquired. The allocation of the purchase price is based on the fair value of assets acquired, liabilities assumed and non-controlling interests in Bornemann as of November 28, 2012. Our assessment of fair value is preliminary, and may be adjusted for information that is currently not available to us, primarily related to the valuation of environmental liabilities, deferred tax matters, and residual goodwill. We expect to obtain the information necessary to finalize the fair value of the net assets acquired at the acquisition date during the measurement period (up to one year from the acquisition date). Changes to the preliminary estimates of the fair value of the net assets acquired during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill.
Our financial statements include the results of operations and cash flows from Bornemann prospectively from the acquisition date. Pro forma results of operations have not been presented because the acquisition was not deemed material at the acquisition date.
NOTE 4
DISCONTINUED OPERATIONS
Income from discontinued operations was $1.1 and $2.8 for the three and six month periods ended June 30, 2013, respectively, primarily due to reversal of warranty reserves and legal-related contingencies associated with previously disposed businesses.
On November 13, 2012, the Company completed the sale of its shape cutting product lines, including the Kaliburn and Burny brands as well as the web tension control products and custom engineered systems sold under the Cleveland Motion Controls brand (collectively referred to herein as the Shape Cutting Businesses). Subsequent to this divestiture, we do not have any significant continuing involvement in the operations of these businesses, nor do we expect significant continuing cash flows. Accordingly, the results of operations and cash flows of the Shape Cutting Businesses are reported as a discontinued operation in all periods presented. The table below provides the results of discontinued operations and certain transformation costs that were incurred in 2012 by ITT but qualified for classification within discontinued operations.

Three Months Ended June 30, 2012	Shape Cutting Businesses	Other(a)	Total
Revenue	$9.6	$—	$9.6
Transformation costs	—	0.8	0.8
Earnings before income taxes	0.6	1.2	1.8
Income tax expense	0.3	0.9	1.2
Income from discontinued operations	0.3	0.3	0.6

Six Months Ended June 30, 2012	Shape Cutting Businesses	Other(a)	Total
Revenue	$18.4	$—	$18.4
Transformation costs	—	8.2	8.2
Earnings (loss) before income taxes	0.4	(7.1)	(6.7)
Income tax expense (benefit)	0.3	(0.3)	—
Income (loss) from discontinued operations	0.1	(6.8)	(6.7)

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

NOTE 5
INCOME TAXES
For the three months ended June 30, 2013, the Company recognized income tax expense of $14.4 representing an effective tax rate of 36.7% compared to income tax expense of $37.4, and an effective tax rate of 69.8%, for the three months ended June 30, 2012. For the six months ended June 30, 2013, the Company recognized income tax expense of $29.4 representing an effective tax rate of 39.9% compared to income tax expense of $62.0, and an effective tax rate of 69.9%, for the six months ended June 30, 2012.
The higher tax rates recorded during the three and six months ended June 30, 2012 were primarily attributable to the valuation allowance recorded in 2012 on existing U.S. current deferred tax assets. The Company continues to provide a full valuation allowance against all of its U.S. net deferred tax assets.
Despite income in 2012 and projected income in 2013, the Company continues to be in a three year cumulative loss position and will therefore continue to record a valuation allowance on all U.S. deferred tax assets and certain foreign net deferred tax assets primarily in Luxembourg, Germany and China. The cumulative loss position is considered a significant source of negative evidence and limits our ability to consider other subjective evidence such as our projections for future growth when assessing the need for a deferred tax valuation allowance.
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

NOTE 6
EARNINGS PER SHARE
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT Corporation for the three and six month periods ended June 30, 2013 and 2012.

	Three Months		Six Months
For the Periods Ended June 30	2013	2012	2013	2012
Net income from continuing operations attributable to ITT Corporation	$24.7	$16.2	$43.8	$26.7
Weighted average common shares outstanding	90.4	92.6	91.1	93.1
Add: Weighted average restricted stock awards outstanding(a)	—	0.2	0.1	0.3
Basic weighted average common shares outstanding	90.4	92.8	91.2	93.4
Add: Dilutive impact of stock options and restricted stock units	1.2	1.1	1.2	1.3
Diluted weighted average common shares outstanding	91.6	93.9	92.4	94.7
Basic earnings per share	$0.27	$0.17	$0.48	$0.29
Diluted earnings per share	$0.27	$0.17	$0.47	$0.28

(a)
Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2013 and 2012 because they were anti-dilutive.

	Three Months		Six Months
For the Periods Ended June 30	2013	2012	2013	2012
Anti-dilutive stock options	0.4	2.0	0.2	1.9
Average exercise price	$26.79	$21.52	$26.79	$21.42
Year(s) of expiration	2023	2014-2022	2023	2014-2022
In addition, 0.2 of outstanding employee performance stock units were excluded from the computation of diluted earnings per share for the three and six month periods end June 30, 2013.
NOTE 7
RECEIVABLES, NET

	June 30, 2013	December 31, 2012
Trade accounts receivable	$462.7	$403.3
Notes receivable	4.3	5.6
Other	43.0	44.3
Receivables, gross	510.0	453.2
Allowance for doubtful accounts	(10.7)	(12.9)
Receivables, net	$499.3	$440.3
Receivables related to progress billings of $6.4 have been reclassified as of December 31, 2012 from the "Other" caption to the "Trade Accounts Receivable" caption to conform to the current period presentation.

NOTE 8
INVENTORIES, NET

	June 30, 2013	December 31, 2012
Finished goods	$68.0	$64.1
Work in process	67.5	60.5
Raw materials	143.6	136.6
Total product inventory	279.1	261.2
Inventoried costs related to long-term contracts	100.0	91.7
Less – progress payments	(70.6)	(48.7)
Inventoried costs related to long-term contracts, net	29.4	43.0
Inventories, net	$308.5	$304.2
NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS

	June 30, 2013	December 31, 2012
Asbestos-related current assets	$82.6	$82.6
Prepaid income taxes	58.6	66.7
Short-term investments	36.1	38.2
Current deferred income taxes	20.6	19.9
Other	47.2	44.0
Other current assets	$245.1	$251.4
Other employee benefit-related assets	$89.5	$87.7
Non-current deferred income taxes	19.5	21.4
Capitalized software costs	15.7	13.4
Environmental-related assets	11.9	12.3
Equity method investments	8.6	8.6
Other	32.0	29.2
Other non-current assets	$177.2	$172.6
NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET

	June 30, 2013	December 31, 2012
Land and improvements	$17.4	$18.0
Buildings and improvements	185.6	184.6
Machinery and equipment	787.8	785.4
Furniture, fixtures and office equipment	70.7	69.9
Construction work in progress	48.6	43.7
Other	8.8	9.0
Plant, property and equipment, gross	1,118.9	1,110.6
Less – accumulated depreciation	(751.5)	(737.5)
Plant, property and equipment, net	$367.4	$373.1

Depreciation expense of $14.9 and $30.5 was recognized in the three and six month periods ended June 30, 2013, respectively, and $13.3 and $26.1 for the three and six month periods ended June 30, 2012, respectively.

NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the six months ended June 30, 2013 by segment.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total
Goodwill - December 31, 2012	$345.5	$47.8	$73.0	$185.1	$651.4
Adjustments to purchase price allocations	(0.1)	—	—	—	(0.1)
Foreign currency	(3.8)	(0.6)	(0.6)	—	(5.0)
Goodwill - June 30, 2013	$341.6	$47.2	$72.4	$185.1	$646.3
The purchase price allocation adjustment of $0.1 during the second quarter of 2013 is due to the receipt of $0.7 from the finalization of the Bornemann purchase price, partially offset by an adjustment to the fair value of certain environmental liabilities that existed at the acquisition date. As these amounts are not considered material, the adjustments were not retrospectively applied as if the accounting for the business combination had been completed at the acquisition date.
Other Intangible Assets, Net

	June 30, 2013			December 31, 2012
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET INTANGIBLES	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET INTANGIBLES
Customer relationships	$84.1	$(28.4)	$55.7	$84.7	$(25.1)	$59.6
Proprietary technology	29.3	(6.2)	23.1	29.5	(4.9)	24.6
Patents and other	15.8	(10.9)	4.9	18.0	(6.3)	11.7
Indefinite-lived intangibles	27.2	—	27.2	27.4	—	27.4
Other Intangible Assets	$156.4	$(45.5)	$110.9	$159.6	$(36.3)	$123.3
Amortization expense related to finite-lived intangible assets was $3.9 and $11.5 for the three and six month periods ended June 30, 2013, respectively, and $1.7 and $3.6 for the three and six month periods ended June 30, 2012, respectively.
Estimated amortization expense for the remaining six months of 2013, each of the four succeeding years and thereafter is as follows:

Remaining Remaining 2013	$6.9
2014	11.7
2015	9.3
2016	9.2
2017	8.4
2018 and Thereafter	38.2
Total	$83.7

NOTE 12
ACCRUED AND OTHER CURRENT LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	June 30, 2013	December 31, 2012
Compensation and other employee-related benefits	$155.0	$147.7
Asbestos-related liabilities	92.4	92.4
Customer-related liabilities	45.8	54.6
Short-term loans and current maturities of long-term debt	41.7	16.8
Accrued income taxes and other tax-related liabilities	46.0	32.4
Environmental liabilities and other legal matters	33.3	38.6
Accrued warranty costs	27.2	28.6
Other accrued liabilities	36.0	47.2
Accrued and other current liabilities	$477.4	$458.3
Deferred income taxes and other tax-related accruals	$138.6	$135.1
Environmental liabilities	84.0	84.9
Compensation and other employee-related benefits	39.1	41.3
Other	28.9	31.0
Other non-current liabilities	$290.6	$292.3
NOTE 13
DEBT

	June 30, 2013	December 31, 2012
Commercial Paper	$40.0	$—
Short-term loans	—	12.7
Current maturities of long-term debt	1.2	3.6
Current capital leases	0.5	0.5
Short-term loans and current maturities of long-term debt	41.7	16.8
Non-current maturities of long-term debt	7.9	8.5
Non-current capital leases	1.7	1.6
Long-term debt and capital leases	9.6	10.1
Total debt and capital leases	$51.3	$26.9
During the six months ended June 30, 2013, we repaid $15.2 of short-term loans assumed in connection with the acquisition of Bornemann.

Commercial Paper
Our outstanding commercial paper as of June 30, 2013 had a weighted average interest rate of 0.44% and maturity terms less than one month from the date of issuance.

NOTE 14
POSTRETIREMENT BENEFIT PLANS
The following tables provide the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three and six month periods ended June 30, 2013 and 2012.

	2013			2012
Three Months Ended June 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost:
Service cost	$1.6	$0.8	$2.4	$1.6	$0.5	$2.1
Interest cost	3.4	2.0	5.4	4.1	2.2	6.3
Expected return on plan assets	(4.9)	(0.2)	(5.1)	(5.0)	(0.2)	(5.2)
Amortization of prior service cost (benefit)	0.2	(0.1)	0.1	0.2	—	0.2
Amortization of net actuarial loss	2.1	0.9	3.0	1.6	1.1	2.7
Net periodic benefit cost	$2.4	$3.4	$5.8	$2.5	$3.6	$6.1

	2013			2012
Six Months Ended June 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost:
Service cost	$3.4	$1.5	$4.9	$2.9	$1.1	$4.0
Interest cost	7.0	4.1	11.1	7.7	4.5	12.2
Expected return on plan assets	(9.8)	(0.3)	(10.1)	(9.1)	(0.3)	(9.4)
Amortization of prior service cost (benefit)	0.4	(0.2)	0.2	0.5	(0.1)	0.4
Amortization of net actuarial loss	4.5	2.2	6.7	3.1	2.1	5.2
Net periodic benefit cost	$5.5	$7.3	$12.8	$5.1	$7.3	$12.4

During the three months ended June 30, 2013 and 2012, we made contributions to our global pension plans of $0.8 and $0.6, respectively. During the six months ended June 30, 2013 and 2012, we made contributions to our global pension plans of $1.7 and $32.8, respectively. We do not expect to make material contributions to our global pension plans during the remainder of 2013.
During the three months ended June 30, 2013 and 2012, we amortized $3.1 and $2.9, net of tax, respectively, from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss. Similarly, during the six months ended June 30, 2013 and 2012, we amortized $6.9 and $5.6, net of tax, into earnings, respectively. No other reclassifications from accumulated other comprehensive income to earnings were recognized during any of the presented periods.
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

LTIP costs are primarily recorded within general and administrative expenses, and are reduced by an estimated forfeiture rate. The following table provides the components of these costs for the three and six months ended June 30, 2013 and 2012.

	Three Months		Six Months
For the Periods Ended June 30	2013	2012	2013	2012
Share-based compensation expense, equity-based awards	$3.2	$3.0	$6.2	$5.8
Share-based compensation expense, liability-based awards	—	(0.2)	0.9	0.4
Total share-based compensation expense in operating income	$3.2	$2.8	$7.1	$6.2
At June 30, 2013, there was $26.4 of estimated unrecognized compensation cost related to unvested equity-based awards that is expected to be recognized ratably over a weighted-average period of 2.3 years. Total estimated unrecognized compensation cost projected to be incurred for unvested liability-based awards as of June 30, 2013 was $3.6; this is expected to be recognized ratably over a weighted-average period of 2.0 years.
Year-to-Date 2013 LTIP Activity
The majority of our LTIP activity occurs during the first quarter of each year. On March 5, 2013, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Grant Date Fair Value
NQOs	0.4	$6.62
RSUs	0.3	$26.76
TSR	0.1	$33.45
ROIC	0.1	$25.56
The NQOs vest either on the completion of a three-year service period or annually in three equal installments, as determined by employee level, and have a ten-year expiration period. RSUs, TSR awards, and ROIC awards vest on the completion of a three-year service period.
During the six months ended June 30, 2013 and 2012, 1.3 and 2.2 stock options were exercised resulting in proceeds of $21.9 and $35.7, respectively, and restrictions on 0.3 and 0.4 shares of restricted stock lapsed, respectively.
The fair value of each NQO grant was estimated on the date of grant using a binomial lattice pricing model that incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following table details the weighted average assumptions used to measure fair value and the resulting grant date fair value for the March 5, 2013 NQO grants.

Dividend yield	1.5%
Expected volatility	29.9%
Expected life	6.4 years
Risk-free rates	1.1%
Grant date fair value	$6.62
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
The fair value of the ROIC awards was based on the closing price of ITT common stock on the date of grant less the present value of expected dividend payments during the vesting period. A dividend yield of 1.49% was assumed based on

ITT's annualized dividend payment of $0.40 per share and the March 5, 2013 closing stock price of $26.76. The fair value of the ROIC award is fixed on the grant date; however, a probability assessment is performed each reporting period to estimate the likelihood of achieving the ROIC targets and the amount of compensation to be recognized. The ROIC award payout is subject to a multiplier which includes a maximum and minimum payout.
The fair value of the TSR award was measured using a Monte Carlo simulation, measuring potential total shareholder return for ITT relative to the other companies in the S&P 400 Mid-Cap Capital Goods Index (the PSU Performance Group). The expected volatility of ITT's stock price was based on the historical volatility of a peer group while expected volatility for the other companies in the PSU Performance Group was based on their own stock price history. All volatility and correlation measures were based on three years of daily historical price data through March 5, 2013, corresponding to the three-year performance period of the award. The TSR award payout is subject to a multiplier which includes a maximum and minimum payout. As the grant date occurred after the beginning of the performance period, actual TSR performance between the beginning of the performance period (December 2012 average closing stock price) and the grant date was reflected in the valuation. A dividend yield of 1.49% was assumed based on ITT's annualized dividend payment of $0.40 per share and the March 5, 2013 closing stock price of $26.76
The fair value of TSR awards granted prior to 2013 is remeasured on a quarterly basis and corresponds to ITT's total shareholder return as compared to the total shareholder return of companies within the S&P 400 Mid-Cap Capital Goods Index, subject to a multiplier which includes a maximum and minimum payout. The relative performance ranking calculated is adjusted to reflect expected volatility over the remaining term of the award using a Monte Carlo simulation.
NOTE 16
CAPITAL STOCK
On October 27, 2006, a three-year $1 billion share repurchase program was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. We repurchased 1.4 and 1.1 shares of common stock for $39.6 and $24.6 during the three months ended June 30, 2013 and 2012, respectively, and 3.1 and 3.3 shares of common stock for $85.2 and $73.6 during the six months ended June 30, 2013 and 2012, respectively. To date, under the 2006 Share Repurchase Program, the Company has repurchased 15.3 shares for $629.3.
Separate from the 2006 Share Repurchase Program, the Company repurchased 0.1 shares and 0.1 shares for an aggregate price of $2.7 and $3.2, during the six months ended June 30, 2013 and 2012, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or restricted stock units. Repurchases associated with employee tax withholding obligations were not significant during the three months ended June 30, 2013 and 2012.
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

As of June 30, 2013, there were 77 thousand pending claims against ITT, including Goulds Pumps, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

For the Six Months Ended June 30 (in thousands)	2013	2012
Pending claims – Beginning	96	105
New claims	2	2
Settlements(a)	(2)	—
Dismissals(b)	(19)	(11)
Pending claims – Ending	77	96
Pending inactive claims(b)	18	29
Pending active claims	59	67

(a)	Settled claims for the six months ended June 30, 2012 rounded to less than one thousand.

(b)
Approximately eleven thousand claims dismissed during both six months ended June 30, 2013 and 2012 were filed in Mississippi and considered inactive. Inactive claims represent pending claims in Mississippi filed prior to 2004, which have been excluded from our asbestos measurement as we believe these claims have little to no value.

Frequently, plaintiffs are unable to identify any ITT or Goulds Pumps product as a source of asbestos exposure. In addition, 18 thousand claims pending against the Company have been placed on inactive dockets (including in Mississippi) because the plaintiffs cannot demonstrate a significant compensable loss. Our experience to date is that a substantial portion of resolved claims are dismissed without any payment from the Company. Management believes that a large majority of the pending claims have little or no value. In addition, because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. ITT expects more asbestos-related suits will be filed in the future, and ITT will aggressively defend or seek a reasonable resolution, as appropriate.
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
Estimating our exposure to pending asbestos claims and those that may be filed in the future is subject to significant uncertainty and risk as there are multiple variables that can affect the timing, severity, quality, quantity and resolution of claims. We record a corresponding asbestos-related asset that represents our best estimate of probable recoveries from insurers for the estimated asbestos liabilities. Any predictions with respect to the variables impacting the estimate of the asbestos liability and related asset are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company's asbestos exposures, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years which could be material to the financial statements, we do not believe there is a reasonable basis for estimating those costs at this time.
The asbestos liability and related receivables reflect management's best estimate of future events. However, future events affecting the key factors and other variables for either the asbestos liability or the related receivables could cause actual costs or recoveries to be materially higher or lower than currently estimated. Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims which may be filed beyond the next 10 years, it is not possible to predict the ultimate cost of resolving all pending and unasserted asbestos claims. We believe it is possible that future events affecting the key factors and other variables within the next 10 years, as well as the cost of asbestos claims filed beyond the next 10 years, net of expected recoveries, could have a material adverse effect on our financial position, results of operations and cash flows.

Income Statement Charges
In the third quarter, we conduct an annual study with the assistance of outside consultants to review and update the underlying assumptions used in our asbestos liability and related asset estimates. During this study, the underlying assumptions are updated based on our actual experience since our last annual study, a reassessment of the appropriate reference period of years of experience used in determining each assumption and our expectations regarding future conditions, including inflation. As part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent qualitative and quantitative data available for the key inputs and assumptions, comparing the data to the expectations on which the most recent annual liability and asset estimates were based. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended June 30, 2013 other than the incremental accrual to maintain a rolling 10-year forecast period. The net asbestos charges for the three months ended June 30, 2013 and 2012 was $15.9 and $9.7, respectively. The net asbestos charges for the six months ended June 30, 2013 and 2012 was $31.9 and $22.3, respectively.
Changes in Financial Position
The Company's estimated asbestos exposure, net of expected recoveries, for the resolution of all pending claims and claims estimated to be filed in the next 10 years was $759.7 and $739.5 as of June 30, 2013 and December 31, 2012, respectively. The following table provides a rollforward of the estimated asbestos liability and related assets for the six months ended June 30, 2013.

	Liability	Asset	Net
Balance as of December 31, 2012	$1,347.4	$607.9	$739.5
Asbestos provision	39.0	7.1	31.9
Net cash activity	(50.7)	(39.0)	(11.7)
Balance as of June 30, 2013	$1,335.7	$576.0	$759.7
Current portion	$92.4	$82.6
Noncurrent portion	$1,243.3	$493.4
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
The following table provides a rollforward of the estimated environmental liability and related assets for the six months ended June 30, 2013.

	Liability	Asset	Net
Environmental liability - December 31, 2012	$96.1	$12.3	$83.8
Change in estimates for pre-existing accruals:
Continuing operations	3.7	(0.2)	3.9
Discontinued operations	1.3	—	1.3
Accruals added during the period for new matters	0.4	—	0.4
Net cash activity	(5.6)	(0.2)	(5.4)
Environmental liability - June 30, 2013	$95.9	$11.9	$84.0

The following table illustrates the reasonably possible range of estimated liability, and number of active sites for environmental matters, at June 30, 2013.

Low-end estimate	$76.7
High end estimate	$165.7
Number of active environmental investigation and remediation sites	62
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
NOTE 18
SEGMENT INFORMATION
The Company's segments are reported on the same basis used internally for evaluating performance and for allocating resources. Our four reportable segments are referred to as: Industrial Process, Motion Technologies, Interconnect Solutions and Control Technologies.
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
Interconnect Solutions manufactures a wide range of highly specialized connector products that make it possible to transfer signal and power in various electronic devices that are utilized in the aerospace, industrial, defense and oil & gas markets.
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

	Revenue		Operating Income		Operating Margin
Three Months Ended June 30	2013	2012	2013	2012	2013	2012
Industrial Process	$268.7	$233.0	$28.1	$27.7	10.5%	11.9%
Motion Technologies	171.4	155.1	23.3	20.2	13.6%	13.0%
Interconnect Solutions	100.3	99.9	6.7	5.5	6.7%	5.5%
Control Technologies	70.2	71.5	15.4	13.8	21.9%	19.3%
Total segment results	$610.6	$559.5	$73.5	$67.2	12.1%	12.0%
Asbestos-related costs, net	—	—	(15.9)	(9.7)	—	—
Eliminations / Other corporate costs	(1.4)	(1.6)	(16.2)	(0.5)	—	—
Total Eliminations / Corporate and Other costs	$(1.4)	$(1.6)	$(32.1)	$(10.2)	—	—
Total	$609.2	$557.9	$41.4	$57.0	6.8%	10.2%

	Revenue		Operating Income		Operating Margin
Six Months Ended June 30	2013	2012	2013	2012	2013	2012
Industrial Process	$525.5	$459.3	$50.6	$49.5	9.6%	10.8%
Motion Technologies	364.6	335.3	56.3	47.5	15.4%	14.2%
Interconnect Solutions	191.1	192.8	5.4	7.4	2.8%	3.8%
Control Technologies	138.8	141.6	29.8	27.0	21.5%	19.1%
Total segment results	$1,220.0	$1,129.0	$142.1	$131.4	11.7%	11.7%
Asbestos-related costs, net	—	—	(31.9)	(22.3)	—	—
Eliminations / Other corporate costs	(2.6)	(3.0)	(31.6)	(15.4)	—	—
Total Eliminations / Corporate and Other costs	$(2.6)	$(3.0)	$(63.5)	$(37.7)	—	—
Total	$1,217.4	$1,126.0	$78.6	$93.7	6.5%	8.3%

	Total Assets		Capital Expenditures		Depreciation & Amortization
Six Months Ended June 30	2013	2012(a)	2013	2012	2013	2012
Industrial Process	$1,051.3	$1,044.8	$19.8	$8.5	$17.4	$7.0
Motion Technologies	430.7	405.6	7.5	15.1	14.5	13.2
Interconnect Solutions	363.6	362.6	4.3	3.1	4.9	4.9
Control Technologies	351.1	347.0	1.6	2.2	4.8	4.6
Corporate and Other	1,169.1	1,226.1	3.6	0.7	3.0	3.1
Total	$3,365.8	$3,386.1	$36.8	$29.6	$44.6	$32.8

(a)	Amounts reflect balances as of December 31, 2012.
Assets of $56.0 and $14.9 as of December 31, 2012 have been reclassified from Motion Technologies and Control Technologies, respectively, to Corporate and Other related to the elimination of investments in ITT subsidiaries.

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
Our businesses share a common, repeatable operating model. Each business applies technology and engineering expertise to solve our customers' most pressing challenges. Our applied engineering aptitude provides a superior business fit with our customers given the critical nature of their applications. This in turn provides us with a unique insight to our customer's requirements and enables us to develop solutions to assist our customers achieve their business goals. Our technology and customer intimacy in tandem produce opportunities to capture recurring revenue streams, aftermarket opportunities, and long-lived original equipment manufacturer (OEM) platforms.
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
Executive Summary
During the second quarter of 2013, we delivered revenue growth of 9.2% and organic revenue growth of 2.0%. The organic revenue growth was primarily driven by share gains in the automotive brake pad markets in China and Western Europe and by global sales of oil and gas pumps. Offsetting this growth were declines from pump equipment destined for the mining market and baseline pumps for the industrial markets. Total ITT orders expanded 13.3%, reflecting organic order growth of 7.8% as well as benefits from our acquisition of Bornemann. The organic order growth during the quarter included increases at each segment and was primarily driven by an increase in global automotive and strong oil & gas market order activity. While we are encouraged by these order indicators, we remain cautious about the rate and timing of key market recoveries in the second half of 2013.
Consolidated operating income was $41.4 for the quarter, representing a $15.6 or 27.4% decrease from the prior year, as net savings of approximately $16.0 from our Value Based Lean Six Sigma (VBLSS or Lean Transformation), sourcing, and restructuring initiatives were more than offset by higher corporate costs, primarily related to the establishment of an insurance-related asset on environmental exposures during the second quarter of 2012 and lower environmental insurance recoveries during the second quarter of 2013, as well as higher asbestos-related costs due to the collection of an insurance receivable during 2012 that was previously reserved.
Income from continuing operations attributable to ITT Corporation during the second quarter of 2013 was 24.7 million or $0.27 per diluted share, reflecting an increase of $0.10 per diluted share from the prior year. Adjusted income from continuing operations, a non-GAAP measure, was $0.51 for the second quarter of 2013, reflecting an increase of $0.02, or 4.1%, compared to the prior year amount. See the “Key Performance Indicators and Non-GAAP Measures” section included within Management's Discussion and Analysis for a reconciliation of the adjusted non-GAAP measures.
During the second quarter of 2013, we deployed capital into the new Industrial Process facility in South Korea and, to a lesser extent, the expansion of our Seneca Falls, New York facility which is anticipated to be completed mid-2014. We also returned $39.6 of cash to shareholders via the repurchase of 1.4 shares of ITT common stock and dividend payments of $9.3.
The new South Korea oil & gas production facility is anticipated to begin production in the third quarter of this year and will play a key role in advancing our energy strategy by becoming our Energy Center of Excellence for the Eastern Hemisphere. We have also committed to expanding our Seneca Falls, New York facility, which is our Energy Center of Manufacturing and R&D Excellence for the Western Hemisphere, and includes an expansion of our research and development and testing capabilities, along with adding capacity and leaning out the existing facility to accommodate larger, more complex industrial pumps and to meet the growing demands of our customers.
We continue to focus on our Lean transformation initiative and have begun implementing plans to reduce waste and streamline operations. We are still in the early stages of our 5-year Lean transformation initiative but we are already seeing benefits. The VBLSS initiative has provided significant net cost savings and has driven improvement on numerous key performance indicators. One such indicator, on-time delivery which helps us deliver a premier customer experience, has improved at a majority of our businesses during the year. At ITT, we are extending the lean concept far beyond manufacturing to deliver a differentiated value to our customers by improving service and responsiveness on the front end. We have also engaged in sourcing initiatives that have delivered supply chain savings that exceeded our expectations and reflect the increased leverage our global strategic sourcing council has provided.
We are also focused on accelerating the turnaround efforts in certain businesses and we are implementing restructuring actions accordingly. Interconnect Solutions is one of those turnaround businesses, for which we have taken a very holistic approach to deliver sustainable performance enhancements to our customers. We have focused on the front end and better coordination of connecting our engineering, marketing and sales directly with our key strategic channel partners and customers. We are also working to better align the manufacturing and overhead cost structure with the future strategy of the business. We are dedicated to reclaiming our leading position with our customers by providing innovative, high quality, reliable, highly engineered harsh environment connectors when the customer needs them. As a result of this focus, our Interconnect Solutions business is delivering preliminary benefits that have expanded their gross and operating margins by 250 basis points and 120 basis points, respectively, from the second quarter of 2012. In addition, this quarter marks the first quarter in nearly two years that Interconnect Solutions has exceeded the $100 million revenue mark, and it is the third consecutive quarter of sequential order growth.
During the second quarter of 2013, our focus on the premier customer experience drove wins on key strategic contracts including placement on new auto platforms in Europe, North America, and China. Other key quarterly wins include:

■	Multi-year contracts in the commercial aerospace and fuel system component markets

■	Global oil & gas and chemical market pump contracts

■	Wins in the medical and defense connector markets
We expect that the drivers of our growth throughout 2013 will continue to be oil & gas, chemical, and industrial pumps as well as share gains in automotive. We also expect growth in emerging markets again this year; however, mining and defense are expected to continue to be headwinds against the prior year. These expectations are consistent with our expectation at the beginning of year.
Further details related to these results are contained in the Discussion of Financial Results section.

DISCUSSION OF FINANCIAL RESULTS
Three and Six Months Ended June 30

	Three Months			Six Months
For the Periods Ended June 30	2013	2012	Change	2013	2012	Change
Revenue	$609.2	$557.9	9.2%	$1,217.4	$1,126.0	8.1%
Gross profit	197.8	170.4	16.1%	388.3	340.6	14.0%
Gross margin	32.5%	30.5%	200bp	31.9%	30.2%	170bp
Operating expenses	156.4	113.4	37.9%	309.7	246.9	25.4%
Expense to revenue ratio	25.7%	20.3%	540bp	25.4%	21.9%	350bp
Operating income	41.4	57.0	(27.4%)	78.6	93.7	(16.1%)
Operating margin	6.8%	10.2%	(340)bp	6.5%	8.3%	(180)bp
Interest and non-operating (income) expenses, net	2.2	3.4	(35.3%)	4.9	5.0	(2.0%)
Income tax expense	14.4	37.4	(61.5%)	29.4	62.0	(52.6%)
Effective tax rate	36.7%	69.8%	(3,310)bp	39.9%	69.9%	(3,000)bp
Income from continuing operations attributable to ITT Corporation	24.7	16.2	52.5%	43.8	26.7	64.0%
Income (loss) from discontinued operations, net of tax	1.1	0.6	83.3%	2.8	(6.7)	(141.8%)
Net income attributable to ITT Corporation	25.8	16.8	53.6%	46.6	20.0	133.0%
REVENUE
Revenue for the three and six months ended June 30, 2013 increased $51.3 or 9.2% and $91.4 or 8.1%, respectively, over the prior year, primarily driven by our fourth quarter 2012 acquisition of Bornemann which provided $38.4 and $68.7, respectively, reported within our Industrial Process segment. In addition, we experienced growth of $16.3 or 10.5% and $29.3 or 8.7% from our Motion Technologies segment, primarily reflecting year-over-year volume growth due to our expanded global brake pad market share. The following tables illustrate the year-over-year revenue results from each of our business segments for the three and six months ended June 30, 2013 and 2012. See below for further discussion of year-over-year revenue activity at the segment level.

For the Three Months Ended June 30	2013	2012	Change	Organic Growth
Industrial Process	$268.7	$233.0	15.3%	(1.4)%
Motion Technologies	171.4	155.1	10.5%	9.0%
Interconnect Solutions	100.3	99.9	0.4%	1.4%
Control Technologies	70.2	71.5	(1.8)%	(1.4)%
Eliminations	(1.4)	(1.6)	(12.5)%	12.5%
Revenue	$609.2	$557.9	9.2%	2.0%

For the Six Months Ended June 30	2013	2012	Change	Organic Growth
Industrial Process	$525.5	$459.3	14.4%	(0.7)%
Motion Technologies	364.6	335.3	8.7%	7.8%
Interconnect Solutions	191.1	192.8	(0.9)%	—%
Control Technologies	138.8	141.6	(2.0)%	(1.6)%
Eliminations	(2.6)	(3.0)	(13.3)%	13.3%
Revenue	$1,217.4	$1,126.0	8.1%	1.9%

The following tables illustrate revenue generated within a country or region for the three and six months ended June 30, 2013 and 2012, and the corresponding percentage change as reported and on an organic growth basis.

For the Three Months Ended June 30	2013	2012	As Reported Change	Organic Growth
United States	$222.9	$219.5	1.5%	(0.9)%
Germany	56.3	47.9	17.5%	9.7%
France	36.9	31.2	18.3%	14.6%
Other developed markets	108.3	95.8	13.0%	2.9%
Total developed markets	424.4	394.4	7.6%	2.6%
South and Central America(a)	52.6	51.9	1.3%	(24.0)%
Eastern Europe and Russia	34.5	23.5	46.8%	35.7%
Middle East and Africa	29.8	31.5	(5.4)%	(11.4)%
China and Hong Kong	32.1	28.0	14.6%	10.1%
Other emerging markets	35.8	28.6	25.2%	20.9%
Total emerging markets	184.8	163.5	13.0%	0.7%
Revenue	$609.2	$557.9	9.2%	2.0%

For the Six Months Ended June 30	2013	2012	As Reported Change	Organic Growth
United States	$433.7	$431.0	0.6%	(1.1)%
Germany	131.7	117.1	12.5%	4.0%
France	73.6	64.6	13.9%	11.5%
Other developed markets	224.8	197.7	13.7%	3.3%
Total developed markets	863.8	810.4	6.6%	1.7%
South and Central America(a)	97.4	101.2	(3.8)%	(19.0)%
Eastern Europe and Russia	64.3	52.2	23.2%	15.9%
Middle East and Africa	63.2	56.4	12.1%	2.5%
China and Hong Kong	60.1	52.9	13.6%	6.7%
Other emerging markets	68.6	52.9	29.7%	24.6%
Total emerging markets	353.6	315.6	12.0%	2.3%
Revenue	$1,217.4	$1,126.0	8.1%	1.9%

(a)	Includes Mexico

Industrial Process
Industrial Process revenue for the three and six months ended June 30, 2013 increased $35.7 or 15.3% and $66.2 or 14.4% year-over-year, respectively, primarily related to our fourth quarter 2012 acquisition of Bornemann. This acquisition provided $38.4 and $68.7 of revenue during the respective periods of 2013. Organic revenue decreased 1.4% and 0.7%, respectively, during the three and six months ended June 30, 2013 compared to the prior year, primarily due to lower year-over-year sales of baseline pumps and lower mining-related project shipments, which were partially offset by an increase in aftermarket sales of approximately 2.9% and 2.8% during the respective periods of 2013. On an end-market and regional basis, we experienced organic revenue growth of approximately 40.0% and 36.0% in the oil & gas market for the three and six month periods, respectively, primarily in North America and Asia Pacific; this was, however, offset by lower activity in the mining market globally and the North American general industrial market.
Organic order activity for the three months ended June 30, 2013 increased 7.8% primarily due to solid project orders partially offset by weaker baseline business in North America and lower activity for industrial valves for the mining market. Organic order activity for the six months ended June 30, 2013 increased 4.4% primarily due to an increase in parts orders and increased project business globally, partially offset by lower baseline business orders in North America. Backlog as of June 30, 2013 was $634.4 reflecting an increase of $55.5 or 9.6%.

Motion Technologies
Motion Technologies revenue for the three and six months ended June 30, 2013 increased $16.3 or 10.5% and $29.3 or 8.7%, respectively, compared to the prior year period, primarily due to strong growth in OEM automotive pad volume in China. In addition, we experienced year-over-year growth in France and Germany for both 2013 periods as a result of our increasing number of platform positions with many of the European automakers. This growth was partially offset by automotive price degradation and lower revenue in the rail market due to the temporary postponement of various rail infrastructure projects in China.
Interconnect Solutions
Interconnect Solutions revenue for the three months ended June 30, 2013 increased by $0.4 or 0.4%, compared to the prior year, due to growth in certain U.S. defense programs and industrial market gains in Europe and North America that were partially offset by a decline in revenue from the oil & gas market due to two significant prior year shipments totaling $2.7 that did not repeat in 2013.
Interconnect Solutions revenue for the six months ended June 30, 2013 declined $1.7 or 0.9% year-over-year due to a $1.7 unfavorable impact from foreign currency fluctuations, and was flat on an organic revenue basis. The 2013 year-to-date results reflect growth of $3.0 or 8.7% in the U.S. defense market and $2.0 or 4.5% in the general industrial market offset by a decline in the transportation market of $3.0 or 15.9% and in the communication market of $2.6 or 9.6%.
Control Technologies
Control Technologies revenue for the three and six months ended June 30, 2013 decreased by $1.3 or 1.8% and $2.8 or 2.0%, respectively, compared to the prior year periods. The year-over-year results for the three and six months ended June 30, 2013 reflect growth in our commercial aviation product applications of $4.0 and $8.9, respectively, partially offset by a $1.7 and $3.2 decline in defense product applications impacted by the sequestration. Revenue from industrial product applications declined approximately $1.4 and $3.8, respectively, driven by the completion of a $1.0 order during the second quarter of 2012 that was not repeated and weakness in Europe due to economic conditions. In addition, the 2013 revenue results declined by $1.6 and $3.5, respectively, due to an actuator retrofit program that is nearing its end of life.
GROSS PROFIT
Gross profit for the three and six months ended June 30, 2013 was $197.8 and $388.3, an increase of $27.4 and $47.7, respectively, primarily from net savings related to sourcing and VBLSS initiatives and the contributions from our Bornemann acquisition. In addition, increased sales volume provided a benefit of approximately $5.3 and $9.1, respectively, which was partially offset by an unfavorable change in sales mix. The table below provides gross profit and gross margin by segment for the three and six months ended June 30, 2013 and 2012.

	Three Months				Six Months
For the Periods Ended June 30	2013	2012	Change		2013	2012	Change
Industrial Process	$90.5	$72.8	24.3%		$172.3	$141.3	21.9%
Motion Technologies	44.5	38.0	17.1%		97.1	85.9	13.0%
Interconnect Solutions	33.2	30.6	8.5%		61.2	57.1	7.2%
Control Technologies	29.2	28.8	1.4%		57.0	55.6	2.5%
Corporate and Other	0.4	0.2	100.0%		0.7	0.7	—%
Total gross profit	$197.8	$170.4	16.1%		$388.3	$340.6	14.0%
Gross margin:
Industrial Process	33.7%	31.2%	250	bp	32.8%	30.8%	200	bp
Motion Technologies	26.0%	24.5%	150	bp	26.6%	25.6%	100	bp
Interconnect Solutions	33.1%	30.6%	250	bp	32.0%	29.6%	240	bp
Control Technologies	41.6%	40.3%	130	bp	41.1%	39.3%	180	bp
Consolidated	32.5%	30.5%	200	bp	31.9%	30.2%	170	bp

OPERATING EXPENSES
Operating expenses for the three and six months ended June 30, 2013 increased $43.0 and $62.8, respectively, from the comparable prior year periods, primarily driven by an increase in costs from the Bornemann business and higher corporate costs. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	Three Months			Six Months
For the Periods Ended June 30	2013	2012	Change	2013	2012	Change
Sales and marketing expenses	$57.5	$45.8	25.5%	$109.3	$92.9	17.7%
General and administrative expenses	66.6	41.3	61.3%	135.7	99.0	37.1%
Research and development expenses	16.4	16.6	(1.2)%	32.8	32.7	0.3%
Asbestos-related costs, net	15.9	9.7	63.9%	31.9	22.3	43.0%
Total operating expenses	$156.4	$113.4	37.9%	$309.7	$246.9	25.4%
By Segment:
Industrial Process	$62.4	$45.1	38.4%	$121.7	$91.8	32.6%
Motion Technologies	21.2	17.8	19.1%	40.8	38.4	6.2%
Interconnect Solutions	26.5	25.1	5.6%	55.8	49.7	12.3%
Control Technologies	13.8	15.0	(8.0)%	27.2	28.6	(4.9)%
Corporate & Other	32.5	10.4	212.5%	64.2	38.4	67.2%
Sales and marketing expenses for the three and six months ended June 30, 2013 increased $11.7 and $16.4, respectively, primarily due to costs from the Bornemann business.
General and administrative (G&A) expenses for the three and six months ended June 30, 2013 increased $25.3 and $36.7, respectively. The increase in G&A expenses for the three and six month periods is primarily due to lower prior year corporate G&A costs in 2012 due largely to the recognition of an insurance-related asset on environmental exposures and higher environmental insurance recoveries. In addition, we incurred additional restructuring costs of $2.0 and $7.3, respectively, primarily at Motion Technologies and Interconnect Solutions. Increased costs incurred to reposition the organization (repositioning costs) were offset by a decline in costs to create the revised organization structure (transformation costs) following the 2011 spin-offs of Exelis Inc. and Xylem Inc. The repositioning costs primarily consist of advisory fees, costs to exit transition services agreements, IT infrastructure modifications, and other actions.
During the three and six months ended June 30, 2013, repositioning costs of $7.0 and $10.9, respectively, were recognized within G&A expenses. The Company expects to incur additional repositioning costs of approximately $13.0 to $23.0 during the remainder of 2013 and a total of approximately $10.0 thereafter. Cash outflows for these repositioning actions are expected to be approximately $20.0 to $30.0 during the remainder of 2013 and a total of approximately $10.0 thereafter.
Asbestos-Related Costs, Net
During the three and six months ended June 30, 2013, we recognized net asbestos related costs of $15.9 and $31.9, respectively, reflecting an increase of $6.2 and $9.6 compared to the same prior year periods. The increase in costs for the quarter-to-date period reflects a prior year collection of a receivable of $5.8 from certain insolvent insurers that was previously reserved. The year-over-year increase for the six month period also reflects a $3.6 benefit recognized from an agreement-in-principle reached with an insurer during the first quarter of 2012. As part of our annual asbestos measurement process, the underlying assumptions used to estimate asbestos liabilities and potential recoveries are estimated based on our experience since our last detailed review, the appropriate reference period of years of experience used in determining each assumption is reassessed, and our expectations regarding future conditions are evaluated. The net asbestos-related costs primarily reflect the recognition of incremental asbestos liabilities and related asbestos assets to maintain our rolling 10-year projection of unasserted claims.
See Note 17, “Commitments and Contingencies,” in our Notes to the Consolidated Condensed Financial Statements for further information on our asbestos-related liabilities and assets.

OPERATING INCOME
Operating income for the three and six months ended June 30, 2013 decreased $15.6 and $15.1 reflecting an operating margin decline of 340 basis points and 180 basis points, respectively. The following table illustrates the 2013 and 2012 operating income results of our segments, including operating margin results.

	Three Months			Six Months
For the Periods Ended June 30	2013	2012	Change	2013	2012	Change
Industrial Process	$28.1	$27.7	1.4%	$50.6	$49.5	2.2%
Motion Technologies	23.3	20.2	15.3%	56.3	47.5	18.5%
Interconnect Solutions	6.7	5.5	21.8%	5.4	7.4	(27.0)%
Control Technologies	15.4	13.8	11.6%	29.8	27.0	10.4%
Segment operating income	73.5	67.2	9.4%	142.1	131.4	8.1%
Asbestos-related costs, net	(15.9)	(9.7)	63.9%	(31.9)	(22.3)	43.0%
Other corporate costs	(16.2)	(0.5)	3,140.0%	(31.6)	(15.4)	105.2%
Total corporate and other costs	(32.1)	(10.2)	214.7%	(63.5)	(37.7)	68.4%
Total operating income	$41.4	$57.0	(27.4)%	$78.6	$93.7	(16.1)%
Operating margin:
Industrial Process	10.5%	11.9%	(140)bp	9.6%	10.8%	(120)bp
Motion Technologies	13.6%	13.0%	60bp	15.4%	14.2%	120bp
Interconnect Solutions	6.7%	5.5%	120bp	2.8%	3.8%	(100)bp
Control Technologies	21.9%	19.3%	260bp	21.5%	19.1%	240bp
Segment operating margin	12.1%	12.0%	10bp	11.7%	11.7%	—
Consolidated	6.8%	10.2%	(340)bp	6.5%	8.3%	(180)bp
Industrial Process
Industrial Process operating income for the three months ended June 30, 2013 increased $0.4 while operating margin declined 140 basis points to 10.5% as net savings from sourcing and VBLSS cost reduction initiatives were offset by unfavorable sales mix associated with the reduction in North American baseline business and a $1.7 increase in strategic investment costs primarily related to an aftermarket expansion initiative. Additionally, during the second quarter of 2013, we recognized an inventory provision due to an order cancellation as well as higher intangible asset amortization expenses related to the Bornemann acquisition.
Industrial Process operating income for the six months ended June 30, 2013 increased $1.1 or 2.2%, while operating margin declined 120 basis points to 9.6%, as favorability from VBLSS and sourcing cost reduction initiatives were partially offset by an $8.0 increase in amortization expense related to intangible assets acquired during the Bornemann acquisition. The results of the Bornemann business, excluding intangible amortization costs, provided an operating income benefit of $3.8, but was dilutive to Industrial Process operating margin by 90 basis points compared to the prior year.
Motion Technologies
Motion Technologies operating income for the three months ended June 30, 2013 increased $3.1, resulting in a 60 basis point improvement in operating margin. The increase in operating income and margin was primarily due to higher sales volumes providing an increase of $5.7 and net savings from VBLSS, sourcing and restructuring initiatives, which provided an approximate $4.8 improvement to operating income. These benefits were partially offset by a $3.5 decline from automotive price degradation and unfavorable product mix as well as an increase in restructuring costs of $2.1 related to actions taken at our KONI business.
Motion Technologies operating income for the six months ended June 30, 2013 increased $8.8 resulting in a 120 basis point improvement in operating margin. The increase in operating income and margin was primarily due to higher sales volumes providing an increase of $10.8 and net savings from VBLSS, sourcing and restructuring initiatives, which provided an approximate improvement of $6.2 to operating income. These benefits were partially offset by a $3.8 decline from automotive price degradation and higher restructuring costs of $2.5 related to actions taken at our KONI business.

Interconnect Solutions
Interconnect Solutions operating income increased $1.2 for the three months ended June 30, 2013, resulting in operating income of $6.7 and a 120 basis point improvement in operating margin. The increase in operating income and operating margin was primarily due to net saving from VBLSS, sourcing and restructuring initiatives that provided a benefit of approximately $5.0 partially offset by an unfavorable change in product mix of $3.1 and foreign currency impacts of $0.9.
Interconnect Solutions operating income declined $2.0 for the six months ended June 30, 2013, resulting in operating income of $5.4 and a 100 basis point decline in operating margin. The decline in operating income was primarily due to the recognition of $5.0 of additional restructuring costs and an unfavorable change in product mix of $4.9 that had a combined impact to operating margin of approximately 500 basis points. The restructuring actions taken during the period primarily relate to employee separations and are intended to better align the manufacturing and overhead cost structure with the future strategy of the business. In addition, operating income was impacted by unfavorable foreign currency fluctuations resulting in a $0.9 decrease to operating income and 40 basis point decline to operating margin. Operating income was favorably impacted by net saving from VBLSS, sourcing and restructuring initiatives that provided benefits of approximately $9.8 or 510 basis points.
Control Technologies
Control Technologies operating income for the three months ended June 30, 2013 increased $1.6, reflecting a 260 basis point improvement in operating margin. The year-over-year increase was primarily driven by net cost reductions from VBLSS, sourcing, and pricing initiatives of approximately $3.5. The benefit of these items was partially offset by an unfavorable change in sales mix of $1.4 and lower sales volumes of $0.8.
Control Technologies operating income for the six months ended June 30, 2013 increased $2.8, reflecting a 240 basis point improvement in operating margin. The year-over-year increase was primarily driven by net cost reductions from VBLSS, sourcing, and pricing initiatives of approximately $6.8. Operating income and margin also benefited from lower R&D and restructuring related expenses of $0.4 and $0.7, respectively. The benefit of these items to operating income was partially offset by an unfavorable change in sales mix of $3.3 and lower sales volumes of $1.6.
Other Corporate Costs
Other corporate costs increased $15.7 and $16.2 during the three and six months ended June 30, 2013, respectively, compared to the same prior year periods, primarily due to the recognition of an insurance-related asset on environmental exposures during the second quarter of 2012, lower environmental insurance recoveries and higher repositioning costs, partially offset by lower transformation costs.
INCOME TAX EXPENSE
For the three months ended June 30, 2013, the Company recognized income tax expense of $14.4, representing an effective tax rate of 36.7% compared to income tax expense of $37.4, and an effective tax rate of 69.8%, for the three months ended June 30, 2012. For the six months ended June 30, 2013, the Company recognized income tax expense of $29.4 representing an effective tax rate of 39.9% compared to income tax expense of $62.0, and an effective tax rate of 69.9% for the six months ended June 30, 2012. The higher tax rates recorded in 2012 were primarily attributable to the valuation allowance recorded in 2012 on existing U.S. current deferred tax assets. The Company continues to provide a full valuation allowance against all of its U.S. net deferred tax assets.
Despite income in 2012 and projected income in 2013, the Company continues to be in a three year cumulative loss position and will therefore continue to record a valuation allowance on all U.S. deferred tax assets and certain foreign net deferred tax assets primarily Luxembourg, Germany and China. The cumulative loss position is considered a significant source of negative evidence and limits our ability to consider other subjective evidence such as our projections for future growth when assessing the need for a deferred tax valuation allowance. Our cumulative loss position will continue to change as a result of historical and current earnings performance. This change among other factors, may cause us to reduce our valuation allowance on deferred tax assets in the foreseeable future. Any adjustment to our valuation allowance would impact our income tax expense in the period our evaluation changes.
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

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
Income from discontinued operations increased by $0.5 and $9.5 for the three and six months ended June 30, 2013, respectively, over the same prior year periods. The $9.5 increase for the year-to-date period was primarily due to $7.4 of transformation costs incurred during 2012.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We have and may continue to transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the U.S. consistent with our overall intention to support growth and expand in markets outside the U.S. through the development of products, increasing non-U.S. capital spending, and potentially acquiring foreign businesses. However, we have determined that certain undistributed foreign earnings generated in Luxembourg, Japan, and South Korea are no longer considered to be permanently reinvested outside of the U.S. Net distributions of foreign earnings from these countries totaled $28.2 million for the three and six months ended June 30, 2013. The timing and amount of future remittances, if any, remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the second quarter of 2013, we declared a dividend of $0.10 per share for shareholders of record on May 24, 2013 which was paid on July 1, 2013.
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
We access the commercial paper market to supplement the cash flows generated internally to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. As of June 30, 2013, we had an outstanding commercial paper balance of $40.0 and averaged an outstanding balance of $71.8 during the second quarter. There have been no material changes that have impacted our funding and liquidity capabilities since December 31, 2012.

Credit Facilities
On October 25, 2011 we entered into a four-year revolving $500 credit agreement (the 2011 Revolving Credit Agreement). The 2011 Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of funding for the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The interest rate for borrowings under the 2011 Revolving Credit Agreement is generally based on the London Interbank Offered Rate (LIBOR), plus a spread, which reflects our debt rating. The provisions of the 2011 Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined, of at least 3.0 times and a leverage ratio, as defined, of not more than 3.0 times. At June 30, 2013, we had no amounts outstanding under the 2011 Revolving Credit Agreement and our interest coverage ratio and leverage ratio were within the prescribed thresholds.
Asbestos
Based on the estimated undiscounted asbestos liability as of June 30, 2013 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover 43% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements will vary from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. In the tenth year of our estimate, our insurance recoveries are currently projected to be 24%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
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
Annual net cash outflows, net of tax benefits, are projected to average $10 to $20 over the next five years, as compared to an annual average of $9.0 over the past three years, and increase to an average of approximately $35 to $45, over the remainder of the projection period.
In light of the uncertainties and variables inherent in the long-term projection of the Company's asbestos exposures and potential recoveries, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims for years beyond the next 10 years at this time. Accordingly, no liability or related asset has been recorded for any costs that may be incurred for claims asserted subsequent to 2023.
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

Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash derived from discontinued operations, for the six months ended June 30, 2013 and 2012.

For the Six Months Ended June 30	2013	2012
Operating activities	$68.8	$102.0
Investing activities	(33.6)	(28.6)
Financing activities	(51.1)	(14.4)
Foreign exchange	(7.2)	(10.3)
Total net cash flow from continuing operations	(23.1)	48.7
Net cash from discontinued operations	(3.7)	0.5
Net change in cash and cash equivalents	$(26.8)	$49.2
Net cash of $68.8 was provided by operating activities for the six months ended June 30, 2013, representing a decrease of $33.2 from the prior year. The decrease in operating cash flow was primarily attributable to net income tax refunds of $89.5 received during the first half of the 2012 compared to net income tax payments of $5.0 during the first half of 2013, which was partially offset by lower year-over-year pension plan contributions of $31.1 and a decline in transformation-related payments of $35.3.
Net cash used in investing activities increased by $5.0 in the six months ended June 30, 2013 as compared to 2012 primarily due to higher capital expenditures of $7.2 primarily associated with the construction of a new Industrial Process production facility in South Korea, offset by a net $2.1 proceeds from investment securities.
Net cash used in financing activities increased by $36.7 in the six months ended June 30, 2013 as compared to the prior year primarily due to lower net short-term debt borrowings of $10.5, a $13.7 decline in proceeds associated with employee stock issuance activity (net of excess tax benefits) as well as an $11.1 increase in share repurchases, partially offset by a favorable comparison of $7.9 related to the timing of dividend payments.
Key Performance Indicators and Non-GAAP Measures
Management reviews key performance indicators including revenue, segment operating income and margins, earnings per share, orders growth, and backlog, among others. In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions and share repurchases. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

■
“organic revenue” and “organic orders” are defined as revenue and orders, excluding the impact of foreign currency fluctuations and contributions from acquisitions and divestitures made during the previous twelve months. Orders are defined as firm orders that have been received, acknowledged and entered into our production systems. Divestitures include sales of insignificant portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations assumes translation at a constant exchange rate for the current and prior periods.

A reconciliation of the year over year change in revenue, including amounts attributable to organic growth, acquisitions and divestitures, and foreign currency, for the three and six months ended June 30, 2013, is provided below.

Three Months Ended June 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2012 Revenue	$233.0	$155.1	$99.9	$71.5	$(1.6)	$557.9
Organic growth	(3.3)	14.0	1.4	(1.0)	0.2	11.3	2.0%
Acquisitions/(divestitures), net	38.4	—	—	—	—	38.4	6.9%
Foreign currency translation	0.6	2.3	(1.0)	(0.3)	—	1.6	0.3%
Total change in revenue	35.7	16.3	0.4	(1.3)	0.2	51.3	9.2%
2013 Revenue	$268.7	$171.4	$100.3	$70.2	$(1.4)	$609.2

Six Months Ended June 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2012 Revenue	$459.3	$335.3	$192.8	$141.6	$(3.0)	$1,126.0
Organic growth	(3.3)	26.1	—	(2.3)	0.4	20.9	1.9%
Acquisitions/(divestitures), net	68.7	—	—	—	—	68.7	6.1%
Foreign currency translation	0.8	3.2	(1.7)	(0.5)	—	1.8	0.1%
Total change in revenue	66.2	29.3	(1.7)	(2.8)	0.4	91.4	8.1%
2013 Revenue	$525.5	$364.6	$191.1	$138.8	$(2.6)	$1,217.4

■
“adjusted income from continuing operations” and “adjusted income from continuing operations per diluted share” are defined as income from continuing operations attributable to ITT Corporation and income from continuing operations attributable to ITT Corporation per diluted share, adjusted to exclude special items that include, but are not limited to, asbestos-related costs, transformation costs, repositioning costs, restructuring and asset impairment charges, acquisition-related expenses, income tax settlements or adjustments, and other unusual or infrequent non-operating items. Special items represent significant charges or credits, on an after-tax basis, that impact current results, but may not be related to the Company's ongoing operations and performance. A reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, is provided below.

	Three Months		Six Months
For the Periods Ended June 30	2013	2012	2013	2012
Income from continuing operations attributable to ITT Corporation	$24.7	$16.2	$43.8	$26.7
Net asbestos-related charges, net of tax	10.4	5.9	20.8	13.6
Repositioning costs, net of tax	4.6	1.4	7.1	1.4
Tax-related special items(a)	3.2	23.2	9.5	38.2
Restructuring and asset impairment charges, net of tax	2.3	0.9	4.8	1.2
Acquisition-related expenses, net of tax	1.5	—	4.5	—
Transformation costs, net of tax	0.3	2.8	0.8	6.1
Environmental insurance-related asset, net of tax	—	(4.1)	—	(4.1)
Adjusted income from continuing operations	$47.0	$46.3	$91.3	$83.1
Income from continuing operations attributable to ITT Corporation per diluted share	$0.27	$0.17	$0.47	$0.28
Adjusted income from continuing operations per diluted share	$0.51	$0.49	$0.99	$0.88
The special items presented above include an aggregate net tax benefit of $9.9, $3.9, $21.4 and $10.3, respectively, in the 2013 and 2012 periods as presented.

(a)
Tax-related special items for the three and six months ended June 30, 2013 and 2012 primarily relate to the recognition of a valuation allowance on deferred tax assets. See Note 5, “Income Taxes” to our Consolidated Condensed Financial Statements for further information.

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

Six Months Ended June 30	2013	2012
Net cash provided by operating activities	$68.8	$102.0
Capital expenditures(a)	(35.6)	(27.7)
Transformation cash payments	5.0	40.3
Net asbestos cash flows	11.7	16.3
Discretionary pension contribution, net of tax	—	11.8
Repositioning cash payments	11.4	0.9
Adjusted free cash flow	$61.3	$143.6

(a)
Capital expenditures represent capital expenditures as reported in the Consolidated Condensed Statement of Cash Flows, less capital expenditures associated with transformation and repositioning activities. Capital expenditures associated with transformation and repositioning activities were $1.2 and $1.9 during the six months ended June 30, 2013 and 2012, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of ITT's financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the Consolidated Condensed Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis in the 2012 Annual Report describes the critical accounting estimates that are used in preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes concerning ITT's critical accounting estimates as described in our 2012 Annual Report.

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
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to a number of factors. As of June 30, 2013, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,335.7, including expected legal fees, and an associated asset of $576.0 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $759.7.

ITEM 1A.	RISK FACTORS
There has been no material change in the information concerning risk factors as disclosed in our 2012 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(IN MILLIONS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
4/1/2013 - 4/30/2013	1.4	$27.54	1.4	$370.7
5/1/2013 - 5/31/2013	—	—	—	$370.7
6/1/2013 - 6/30/2013	—	—	—	$370.7

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, a three-year $1 billion share repurchase program (2006 Share Repurchase Program) was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. As of June 30, 2013, we had repurchased 15.3 shares for $629.3, including commissions, under the 2006 Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

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
Janice M. Klettner
Vice President and Chief Accounting Officer
(Principal accounting officer)
August 1, 2013

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

10.1	First Amendment to the Benefits and Compensation Matters Agreement	Filed herewith.

10.2 *	ITT Corporation Annual Incentive Plan For Executive Officers (amended and restated as of January 1, 2013)	Filed herewith.

10.3 *	ITT Corporation Special Senior Executive Severance Pay Plan (amended and restated as of October 31, 2011)	Filed herewith.

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(101)
The following materials from ITT Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Income Statements, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements
Submitted electronically with this report.

* Management compensatory plan