Form 10-Q
period 2013-09-30
ITT Corp
filed 2013-10-31
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of October 22, 2013, there were outstanding 90.7 million shares of common stock ($1 par value per share) of the registrant.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the Act). These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the business and future financial results of the industry in which we operate, and other legal, regulatory and economic developments. These forward-looking statements include, but are not limited to, future strategic plans and other statements that describe the company’s business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance.
We use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target,“ “future,” “may,” “will,” “could,” “should,” “potential,” “continue,” “guidance” and other similar expressions to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such forward-looking statements.
Where, in any forward-looking statement we express an expectation or belief as to future results or events, such expectation or belief is based on current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2012, particularly under the caption “Risk Factors,” our Quarterly Reports on Form 10-Q (including Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q) and other documents filed from time to time with the SEC.
The forward-looking statements included in this report speak only as of the date of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You can inspect, read and copy these reports, proxy statements and other information at the SEC's Public Reference Room, which is located at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information regarding the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that makes available reports, proxy statements and other information regarding issuers that file electronically.
We make available free of charge at http://www.itt.com (in the “Investors” section) copies of materials we file with, or furnish to, the SEC. ITT uses the Investor Relations page of its Internet site at http://www.itt.com (in the "Investors" section) to disclose important information to the public.
Information contained on ITT's Internet site, or that can be accessed through its Internet site, does not constitute a part of this Quarterly Report on Form 10-Q. ITT has included its Internet site address only as an inactive textual reference and does not intend it to be an active link to its Internet site. Our corporate headquarters are located at 1133 Westchester Avenue, White Plains, NY 10604 and the telephone number of this location is (914) 641-2000.

ITT CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED INCOME STATEMENTS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months		Nine Months
For the Periods Ended September 30	2013	2012	2013	2012
Revenue	$634.0	$547.5	$1,851.4	$1,673.5
Costs of revenue	431.1	381.3	1,260.2	1,166.7
Gross profit	202.9	166.2	591.2	506.8
Sales and marketing expenses	52.7	41.6	162.0	134.5
General and administrative expenses	72.5	60.0	208.2	159.0
Research and development expenses	16.1	15.1	48.9	47.8
Asbestos-related (benefit) costs, net	(15.4)	12.8	16.5	35.1
Operating income	77.0	36.7	155.6	130.4
Interest and non-operating (income) expenses, net	(2.3)	(5.0)	2.6	—
Income from continuing operations before income tax (benefit) expense	79.3	41.7	153.0	130.4
Income tax (benefit) expense	(354.4)	(19.0)	(325.0)	43.0
Income from continuing operations	433.7	60.7	478.0	87.4
(Loss) income from discontinued operations, including tax benefit of $1.0, $1.7, $0.8 and $1.7, respectively	(2.3)	12.3	0.5	5.6
Net income	431.4	73.0	478.5	93.0
Less: Income attributable to noncontrolling interests	0.7	—	1.2	—
Net income attributable to ITT Corporation	$430.7	$73.0	$477.3	$93.0
Amounts attributable to ITT Corporation:
Income from continuing operations, net of tax	$433.0	$60.7	$476.8	$87.4
(Loss) income from discontinued operations, net of tax	(2.3)	12.3	0.5	5.6
Net income	$430.7	$73.0	$477.3	$93.0
Earnings (loss) per share attributable to ITT Corporation:
Basic:
Continuing operations	$4.79	$0.65	$5.24	$0.94
Discontinued operations	(0.03)	0.14	0.01	0.06
Net income	$4.76	$0.79	$5.25	$1.00
Diluted:
Continuing operations	$4.71	$0.65	$5.17	$0.93
Discontinued operations	(0.02)	0.13	—	0.06
Net income	$4.69	$0.78	$5.17	$0.99
Weighted average common shares – basic	90.4	92.5	91.0	93.2
Weighted average common shares – diluted	91.9	93.5	92.3	94.3
Cash dividends declared per common share	$0.10	$0.091	$0.30	$0.273
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months		Nine Months
For the Periods Ended September 30	2013	2012	2013	2012
Net income	$431.4	$73.0	$478.5	$93.0
Other comprehensive income:
Net foreign currency translation adjustment	29.4	12.8	4.2	(2.6)
Net change in postretirement benefit plans, net of tax benefits of $5.7, $0, $5.7, and $0, respectively	2.8	2.9	8.7	17.3
Other comprehensive income	32.2	15.7	12.9	14.7
Comprehensive income	463.6	88.7	491.4	107.7
Less: Comprehensive income attributable to noncontrolling interests	0.7	—	1.2	—
Comprehensive income attributable to ITT Corporation	$462.9	$88.7	$490.2	$107.7
Disclosure of reclassification and other adjustments to postretirement benefit plans
Reclassification adjustments:
Amortization of prior service costs, net of tax benefits of $0.1, $0, $0.1, and $0 (see Note 15)	$—	$0.2	$0.2	$0.6
Amortization of net actuarial loss, net of tax benefits of $3.7, $0, $3.7, and $0 (see Note 15)	(0.4)	2.6	6.3	7.8
Other adjustments:
Unrealized change in net actuarial loss, net of tax expense of $1.9, $0, $1.9, and $0	3.2	—	2.2	9.2
Unrealized change from foreign currency translation	—	0.1	—	(0.3)
Net change in postretirement benefit plans, net of tax	$2.8	$2.9	$8.7	$17.3
The Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$480.6	$544.5
Receivables, net	543.3	440.3
Inventories, net	297.4	304.2
Other current assets	370.2	251.4
Total current assets	1,691.5	1,540.4
Plant, property and equipment, net	385.2	373.1
Goodwill	655.5	651.4
Other intangible assets, net	109.0	123.3
Asbestos-related assets	448.6	525.3
Deferred income taxes	345.2	21.4
Other non-current assets	160.3	151.2
Total non-current assets	2,103.8	1,845.7
Total assets	$3,795.3	$3,386.1
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$345.2	$347.0
Accrued and other current liabilities	516.9	458.3
Total current liabilities	862.1	805.3
Asbestos-related liabilities	1,185.4	1,255.0
Postretirement benefits	327.8	330.3
Other non-current liabilities	294.0	292.3
Total non-current liabilities	1,807.2	1,877.6
Total liabilities	2,669.3	2,682.9
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share (104.0 shares issued(a))
Outstanding – 90.6 shares and 92.1 shares, respectively(a)	90.7	91.9
Retained earnings	1,305.0	898.8
Total accumulated other comprehensive loss	(274.6)	(287.5)
Total ITT Corporation shareholders' equity	1,121.1	703.2
Noncontrolling interests	4.9	—
Total shareholders’ equity	1,126.0	703.2
Total liabilities and shareholders’ equity	$3,795.3	$3,386.1

(a)
Shares issued and outstanding include unvested restricted common stock of 0.2 at December 31, 2012. Shares issued and outstanding do not included any unvested restricted common stock as of September 30, 2013.

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Nine Months Ended September 30	2013	2012
Operating Activities
Net income	$478.5	$93.0
Less: Income from discontinued operations	0.5	5.6
Less: Income attributable to noncontrolling interests	1.2	—
Income from continuing operations attributable to ITT Corporation	476.8	87.4
Adjustments to income from continuing operations:
Depreciation and amortization	66.5	50.0
Stock-based compensation	9.7	9.4
Asbestos-related costs, net	16.5	35.1
Asbestos-related payments, net	(19.2)	(28.2)
Contributions to pension plans	(2.5)	(35.3)
Changes in assets and liabilities:
Change in receivables	(106.5)	(59.2)
Change in inventories	7.4	(15.1)
Change in accounts payable	4.4	(11.5)
Change in accrued expenses	(3.5)	(44.1)
Change in accrued and deferred income taxes	(340.1)	153.1
Other, net	(10.9)	33.7
Net Cash – Operating activities	98.6	175.3
Investing Activities
Capital expenditures	(58.2)	(43.7)
Purchases of investments	(147.2)	—
Maturities of investments	84.8	—
Other, net	1.8	1.2
Net Cash – Investing activities	(118.8)	(42.5)
Financing Activities
Short-term debt, net	53.5	(2.2)
Long-term debt, repaid	(6.0)	(0.3)
Repurchase of common stock	(87.9)	(76.9)
Issuance of common stock	28.0	40.2
Dividends paid	(18.3)	(17.2)
Excess tax benefit from equity compensation activity	5.3	4.1
Other, net	1.2	3.5
Net Cash – Financing activities	(24.2)	(48.8)
Exchange rate effects on cash and cash equivalents	(1.1)	(8.8)
Discontinued operations
Operating activities	(18.4)	(1.1)
Investing activities	—	(0.1)
Financing activities	—	(1.9)
Net Cash – Discontinued operations	(18.4)	(3.1)
Net change in cash and cash equivalents	(63.9)	72.1
Cash and cash equivalents – beginning of year	544.5	689.9
Cash and cash equivalents – end of period	$480.6	$762.0
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the year for:
Interest paid, net of interest received	$0.9	$0.8
Income taxes, net of refunds received	$11.9	$(118.0)
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN MILLIONS)

	Three Months		Nine Months
For the Periods Ended September 30	2013	2012	2013	2012
Common Stock
Common stock, beginning balance	$90.3	$92.2	$91.9	$93.1
Activity from stock incentive plans	0.4	0.3	2.0	2.8
Share repurchases	—	—	(3.2)	(3.4)
Common stock, ending balance	90.7	92.5	90.7	92.5
Retained Earnings
Retained earnings, beginning balance	872.6	850.5	898.8	852.6
Net income attributable to ITT Corporation	430.7	73.0	477.3	93.0
Dividends declared	(9.2)	(8.5)	(27.6)	(25.6)
Activity from stock incentive plans	10.9	8.5	41.2	54.2
Share repurchases	—	—	(84.7)	(73.4)
Adjustments to distribution of Exelis and Xylem	—	(10.2)	—	12.5
Retained earnings, ending balance	1,305.0	913.3	1,305.0	913.3
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance	(189.6)	(138.8)	(195.5)	(153.2)
Net change in postretirement benefit plans	2.8	2.9	8.7	17.3
Postretirement benefit plans, ending balance	(186.8)	(135.9)	(186.8)	(135.9)
Cumulative translation adjustment, beginning balance	(116.9)	(111.8)	(91.7)	(96.4)
Net cumulative translation adjustment	29.4	12.8	4.2	(2.6)
Cumulative translation adjustment, ending balance	(87.5)	(99.0)	(87.5)	(99.0)
Unrealized loss on investment securities, beginning balance	(0.3)	(1.3)	(0.3)	(1.3)
Unrealized loss on investment securities, ending balance	(0.3)	(1.3)	(0.3)	(1.3)
Total accumulated other comprehensive loss	(274.6)	(236.2)	(274.6)	(236.2)
Noncontrolling interests
Noncontrolling interests, beginning balance	4.4	—	—	—
Reclassification of noncontrolling interest	—	—	3.9	—
Income attributable to noncontrolling interest	0.7	—	1.2	—
Other	(0.2)	—	(0.2)	—
Noncontrolling interests, ending balance	4.9	—	4.9	—
Total Shareholders' Equity
Total shareholders' equity, beginning balance	660.5	690.8	703.2	694.8
Net change in common stock	0.4	0.3	(1.2)	(0.6)
Net change in retained earnings	432.4	62.8	406.2	60.7
Net change in accumulated other comprehensive loss	32.2	15.7	12.9	14.7
Net change in noncontrolling interests	0.5	—	4.9	—
Total shareholders' equity, ending balance	$1,126.0	$769.6	$1,126.0	$769.6
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of changes in shareholders' equity.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
ITT Corporation is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation, and industrial markets. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT operates through four segments: Industrial Process, consisting of industrial pumping and complementary equipment; Motion Technologies, consisting of friction and shock & vibration equipment; Interconnect Solutions, consisting of electronic connectors; and Control Technologies, consisting of fluid handling, motion control and vibration and shock isolation products. Financial information for our segments is presented in Note 19, “Segment Information.”
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
NOTE 4
DISCONTINUED OPERATIONS
Results from discontinued operations reflect a loss of $2.3 and income of $0.5 for the three and nine month periods ended September 30, 2013, respectively. The third quarter loss is primarily related to a settlement of legacy receivables and payables with a former ITT entity, resulting in a net cash payment of $15.3, and a net loss of $1.3. Income for the year-to-date period resulted from a reversal of warranty reserves by ITT and legal-related contingencies associated with previously disposed businesses, partially offset by the third quarter loss.
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
Income from discontinued operations for the three and nine months ended September 30, 2012 also includes benefits from a third quarter 2012 asbestos-related settlement agreement related to a business we disposed of a number of years ago and changes in unrecognized tax benefits related to a legacy business. The nine month period also includes certain costs to create the revised organizational structure (referred to as transformation costs) following the spin-offs of Exelis Inc. and Xylem Inc. in the fourth quarter of 2011. Transformation costs included in discontinued operations provide no future benefit to the Company.

The table below provides the results of discontinued operations:

Three Months Ended September 30, 2012	Shape Cutting Businesses	Other(a)	Total
Revenue	$8.3	$—	$8.3
Transformation costs	—	(0.4)	(0.4)
Earnings before income taxes	0.2	10.4	10.6
Income tax benefit	—	(1.7)	(1.7)
Income from discontinued operations	0.2	12.1	12.3

Nine Months Ended September 30, 2012	Shape Cutting Businesses	Other(a)	Total
Revenue	$26.8	$—	$26.8
Transformation costs	—	7.8	7.8
Earnings before income taxes	0.7	3.2	3.9
Income tax expense (benefit)	0.4	(2.1)	(1.7)
Income from discontinued operations	0.3	5.3	5.6

(a)
Amounts presented in the “Other” column relate to various divested ITT businesses accounted for as discontinued operations in the year of divestiture for which legacy liabilities remain, as well as transformation costs.

NOTE 5
RESTRUCTURING ACTIONS
During 2013, we have taken various strategic restructuring actions including reduction in force initiatives, geographic sales presence realignment, and the exit of a non-core construction pump business. We also undertook various restructuring actions during 2012 primarily focused on reducing operating costs through reduction in force initiatives. Headcount reductions associated with these actions during the three months ended September 30, 2013 and 2012 were 9 and 59, respectively, and reductions for the nine month periods of 2013 and 2012 were 98 and 79, respectively.
The table below summarizes the presentation of restructuring costs within general and administrative expenses in our Consolidated Condensed Income Statements for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months		Nine Months
For the Periods Ended September 30	2013	2012	2013	2012
Severance costs	$1.2	$3.6	$9.9	$4.5
Other restructuring costs	0.5	1.0	0.7	1.6
Total restructuring costs	$1.7	$4.6	$10.6	$6.1
By segment:
Industrial Process	$0.4	$—	$1.1	$0.1
Motion Technologies	0.6	1.9	3.1	1.9
Interconnect Solutions	0.6	1.6	6.0	2.0
Control Technologies	—	—	—	0.8
Corporate and Other	0.1	1.0	0.4	1.3

We expect that our current restructuring actions will be completed during 2014. The table below summarizes the estimated additional restructuring costs to be incurred related to these actions.

Industrial Process	$4.0
Motion Technologies	2.0
Interconnect Solutions	11.0
Total	$17.0
NOTE 6
INCOME TAXES
For the three months ended September 30, 2013, the Company recognized an income tax benefit of $354.4 representing an effective tax rate of (446.9)% compared to an income tax benefit of $19.0, and an effective tax rate of (45.6)%, for the three months ended September 30, 2012. For the nine months ended September 30, 2013, the Company recognized an income tax benefit of $325.0 representing an effective tax rate of (212.4)% compared to income tax expense of $43.0, and an effective tax rate of 33.0%, for the nine months ended September 30, 2012. The significant tax benefit recorded during the three and nine months ended September 30, 2013 was primarily attributable to the release of the valuation allowance on deferred tax assets as discussed below.
The Company recorded a valuation allowance in 2011 on U.S. deferred tax assets. The valuation allowance was recorded as of December 31, 2011, in part, due to a cumulative three-year loss position resulting primarily from a previous asbestos remeasurement charge. This cumulative loss position was considered a significant source of negative evidence and limited our ability to weigh other subjective evidence such as our projections for future growth. During 2012 and through September 30, 2013, the Company generated U.S. income and, as of September 30, 2013, is now in a cumulative three-year income position. The Company has evaluated all available positive and negative evidence at the end of the current period. Based on positive evidence, including the three-year cumulative positive income and the absence of any significant negative evidence, management believes it is more likely than not that the Company's U.S. deferred tax assets will be realized, except for certain deferred tax assets attributable to State net operating losses and tax credits in certain separate return filing jurisdictions. As a result, the Company no longer maintains a valuation allowance against its U.S. deferred tax assets, and has recorded a tax benefit of approximately $374.6. The Company continues to maintain a valuation allowance against certain foreign net deferred tax assets primarily in Luxembourg, Germany and China.
The net amount of the tax liability for unrecognized tax benefits may significantly change within the next 12 months due to changes in audit status, expiration of statutes of limitations and other events which could impact our determination of unrecognized tax benefits. Currently, we cannot reasonably estimate the amount by which our unrecognized tax benefits will change. The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in the Czech Republic, Germany, Italy, Korea, and the U.S. The settlement of an examination could result in changes in amounts attributable to us through the Tax Matters Agreement entered into with Exelis, Inc. and Xylem, Inc. Currently, we cannot reasonably estimate the amount of such changes.

NOTE 7
EARNINGS PER SHARE
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT Corporation for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months		Nine Months
For the Periods Ended September 30	2013	2012	2013	2012
Net income from continuing operations attributable to ITT Corporation	$433.0	$60.7	$476.8	$87.4
Weighted average common shares outstanding	90.4	92.3	91.0	92.9
Add: Weighted average restricted stock awards outstanding(a)	—	0.2	—	0.3
Basic weighted average common shares outstanding	90.4	92.5	91.0	93.2
Add: Dilutive impact of stock options and restricted stock units	1.5	1.0	1.3	1.1
Diluted weighted average common shares outstanding	91.9	93.5	92.3	94.3
Basic earnings per share	$4.79	$0.65	$5.24	$0.94
Diluted earnings per share	$4.71	$0.65	$5.17	$0.93

(a)
Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2013 and 2012 because they were anti-dilutive.

	Three Months		Nine Months
For the Periods Ended September 30	2013	2012	2013	2012
Anti-dilutive stock options	—	2.9	0.3	1.9
Average exercise price	N/A	$21.05	$26.80	$21.45
Year(s) of expiration	N/A	2014-2022	2023	2014-2022
In addition, 0.1 of outstanding employee return on invested capital (ROIC) awards were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2013, as the performance period related to the ROIC award metric begins in 2015.
NOTE 8
RECEIVABLES, NET

	September 30, 2013	December 31, 2012
Trade accounts receivable	$511.9	$403.3
Notes receivable	4.7	5.6
Other	42.1	44.3
Receivables, gross	558.7	453.2
Allowance for doubtful accounts	(15.4)	(12.9)
Receivables, net	$543.3	$440.3
Receivables related to progress billings of $6.4 have been reclassified as of December 31, 2012 from the "Other" caption to the "Trade Accounts Receivable" caption to conform to the current period presentation.

NOTE 9
INVENTORIES, NET

	September 30, 2013	December 31, 2012
Finished goods	$53.3	$64.1
Work in process	81.9	60.5
Raw materials	160.6	136.6
Long-term contracts in progress inventory	87.4	91.7
Total inventory before progress payments	383.2	352.9
Less – progress payments	(85.8)	(48.7)
Inventories, net	$297.4	$304.2
NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS

	September 30, 2013	December 31, 2012
Short-term investments	$102.4	$38.2
Asbestos-related current assets	84.5	82.6
Prepaid income taxes	62.0	66.7
Current deferred income taxes	58.9	19.9
Other	62.4	44.0
Other current assets	$370.2	$251.4
Other employee benefit-related assets	$106.6	$87.7
Capitalized software costs	15.2	13.4
Environmental-related assets	11.7	12.3
Equity method investments	8.3	8.6
Other	18.5	29.2
Other non-current assets	$160.3	$151.2

Short-term investments are comprised of time deposits having an original maturity exceeding three months at time of purchase. These investments mature within six months of the balance sheet date. These investments have been classified as held-to-maturity and are recorded at amortized cost, which approximates fair value.

NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET

	September 30, 2013	December 31, 2012
Land and improvements	$26.8	$18.0
Machinery and equipment	820.8	785.4
Buildings and improvements	206.6	184.6
Furniture, fixtures and office equipment	72.3	69.9
Construction work in progress	27.9	43.7
Other	8.6	9.0
Plant, property and equipment, gross	1,163.0	1,110.6
Less – accumulated depreciation	(777.8)	(737.5)
Plant, property and equipment, net	$385.2	$373.1

Depreciation expense of $16.4 and $46.9 was recognized in the three and nine month periods ended September 30, 2013, respectively, and $13.8 and $39.9 for the three and nine month periods ended September 30, 2012, respectively.
NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the nine months ended September 30, 2013 by segment.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total
Goodwill - December 31, 2012	$345.5	$47.8	$73.0	$185.1	$651.4
Adjustments to purchase price allocations	(0.1)	—	—	—	(0.1)
Foreign currency	2.6	1.2	0.4	—	4.2
Goodwill - September 30, 2013	$348.0	$49.0	$73.4	$185.1	$655.5
The purchase price allocation adjustment of $0.1 during 2013 is due to the receipt of $0.7 from the finalization of the Bornemann purchase price, partially offset by an adjustment to the fair value of certain environmental liabilities that existed at the acquisition date. As these amounts are not considered material, the adjustments were not retrospectively applied as if the accounting for the business combination had been completed at the acquisition date.
Other Intangible Assets, Net

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$84.8	$(30.2)	$54.6	$84.7	$(25.1)	$59.6
Proprietary technology	30.0	(6.9)	23.1	29.5	(4.9)	24.6
Patents and other	16.4	(12.8)	3.6	18.0	(6.3)	11.7
Finite-lived intangible total	131.2	(49.9)	81.3	132.2	(36.3)	95.9
Indefinite-lived intangibles	27.7	—	27.7	27.4	—	27.4
Other Intangible Assets	$158.9	$(49.9)	$109.0	$159.6	$(36.3)	$123.3

Amortization expense related to finite-lived intangible assets was $3.6 and $15.1 for the three and nine month periods ended September 30, 2013, respectively, and $1.7 and $5.3 for the three and nine month periods ended September 30, 2012, respectively.
Estimated amortization expense for the remaining three months of 2013, each of the four succeeding years and thereafter is as follows:

Remaining Remaining 2013	$2.8
2014	10.6
2015	9.4
2016	9.2
2017	8.4
2018 and Thereafter	40.9
Total	$81.3
NOTE 13
ACCRUED AND OTHER CURRENT LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	September 30, 2013	December 31, 2012
Compensation and other employee-related benefits	$166.7	$147.7
Asbestos-related liabilities	84.5	92.4
Short-term loans and current maturities of long-term debt	67.8	16.8
Accrued income taxes and other tax-related liabilities	53.1	32.4
Customer-related liabilities	52.8	54.6
Environmental liabilities and other legal matters	33.4	38.6
Accrued warranty costs	28.6	28.6
Other accrued liabilities	30.0	47.2
Accrued and other current liabilities	$516.9	$458.3
Deferred income taxes and other tax-related accruals	$142.3	$135.1
Environmental liabilities	81.8	84.9
Compensation and other employee-related benefits	41.7	41.3
Other	28.2	31.0
Other non-current liabilities	$294.0	$292.3

NOTE 14
DEBT

	September 30, 2013	December 31, 2012
Commercial Paper	$66.0	$—
Short-term loans	—	12.7
Current maturities of long-term debt	1.3	3.6
Current capital leases	0.5	0.5
Short-term loans and current maturities of long-term debt	67.8	16.8
Non-current maturities of long-term debt	7.9	8.5
Non-current capital leases	1.6	1.6
Long-term debt and capital leases	9.5	10.1
Total debt and capital leases	$77.3	$26.9

Commercial Paper
Our outstanding commercial paper as of September 30, 2013 had a weighted average interest rate of 0.46% and maturity terms less than one month from the date of issuance.
NOTE 15
POSTRETIREMENT BENEFIT PLANS
The following tables provide the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three and nine month periods ended September 30, 2013 and 2012.

	2013			2012
Three Months Ended September 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost:
Service cost	$1.7	$0.7	$2.4	$1.5	$0.5	$2.0
Interest cost	3.7	2.1	5.8	3.9	2.2	6.1
Expected return on plan assets	(4.9)	(0.2)	(5.1)	(4.7)	(0.2)	(4.9)
Amortization of prior service cost (benefit)	0.2	(0.1)	0.1	0.2	—	0.2
Amortization of net actuarial loss	2.2	1.1	3.3	1.6	1.1	2.6
Net periodic benefit cost	2.9	3.6	6.5	2.5	3.6	6.0
Loss from curtailment	0.7	—	0.7	—	—	—
Total net periodic benefit cost	$3.6	$3.6	$7.2	$2.5	$3.6	$6.0

	2013			2012
Nine Months Ended September 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost:
Service cost	$5.1	$2.2	$7.3	$4.3	$1.6	$5.9
Interest cost	11.0	6.2	17.2	11.6	6.7	18.3
Expected return on plan assets	(14.7)	(0.5)	(15.2)	(13.6)	(0.4)	(14.0)
Amortization of prior service cost (benefit)	0.6	(0.3)	0.3	0.7	(0.1)	0.6
Amortization of net actuarial loss	6.7	3.3	10.0	4.7	3.1	7.8
Net periodic benefit cost	$8.7	$10.9	$19.6	$7.7	$10.9	$18.6
Loss from curtailment	0.7	—	0.7	—	—	—
Total net periodic benefit cost	$9.4	$10.9	$20.3	$7.7	$10.9	$18.6

During the third quarter of 2013, management approved pension plan design changes to certain of our defined benefit plans that will eliminate future benefit accruals for plan participants as of December 31, 2013. As a result, we remeasured the projected benefit obligations and plan assets for certain plans. The remeasurement resulted in a decrease to ITT's net pension liability of $4.4 and a curtailment loss of $0.7.
During the three months ended September 30, 2013 and 2012, we made contributions to our global pension plans of $0.8 and $1.0, respectively. During the nine months ended September 30, 2013 and 2012, we made contributions to our global pension plans of $2.5 and $35.3, respectively. We do not expect to make material contributions to our global pension plans during the remainder of 2013.
During the three months ended September 30, 2013 and 2012, we amortized $(0.4) and $2.8, net of tax, respectively, from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss. Similarly, during the nine months ended September 30, 2013 and 2012, we amortized $6.5 and $8.4, net of tax, into earnings, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.
NOTE 16
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
LTIP costs are primarily recorded within general and administrative expenses, and are reduced by an estimated forfeiture rate. The following table provides the components of these costs for the three and nine months ended September 30, 2013 and 2012.

	Three Months		Nine Months
For the Periods Ended September 30	2013	2012	2013	2012
Equity-based awards	$3.5	$3.6	$9.7	$9.4
Liability-based awards	1.4	0.8	2.2	1.1
Total share-based compensation expense	$4.9	$4.4	$11.9	$10.5
At September 30, 2013, there was $22.8 of estimated unrecognized compensation cost related to unvested equity-based awards that is expected to be recognized ratably over a weighted-average period of 2.2 years. Total estimated unrecognized compensation cost projected to be incurred for unvested liability-based awards as of September 30, 2013 was $4.4; this is expected to be recognized ratably over a weighted-average period of 1.8 years.
Year-to-Date 2013 LTIP Activity
The majority of our LTIP activity occurs during the first quarter of each year. On March 5, 2013, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Grant Date Fair Value
NQOs	0.4	$6.62
RSUs	0.3	$26.76
TSR	0.1	$33.45
ROIC	0.1	$25.56

Subsequent to March 5, 2013, we granted approximately 0.1 RSU awards with a corresponding weighted average grant date fair value of $30.09.
The NQOs vest either on the completion of a three-year service period or annually in three equal installments, as determined by employee level, and have a ten-year expiration period. RSUs, TSR awards, and ROIC awards vest on the completion of a three-year service period.
During the nine months ended September 30, 2013 and 2012, 1.7 and 2.6 stock options were exercised resulting in proceeds of $28.0 and $40.2, respectively, and restrictions on 0.3 and 0.4 shares of restricted stock lapsed, respectively.
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
The fair value of the ROIC awards was based on the closing price of ITT common stock on the date of grant less the present value of expected dividend payments during the vesting period. A dividend yield of 1.49% was assumed based on ITT's annualized dividend payment of $0.40 per share and the March 5, 2013 closing stock price of $26.76. The fair value of the ROIC award is fixed on the grant date; however, a probability assessment is performed each reporting period to estimate the likelihood of achieving the ROIC targets and the amount of compensation to be recognized. The ROIC award payout is subject to a payout factor which includes a maximum and minimum payout.
The fair value of the TSR award was measured using a Monte Carlo simulation, measuring potential total shareholder return for ITT relative to the other companies in the S&P 400 Mid-Cap Capital Goods Index (the TSR Performance Group). The expected volatility of ITT's stock price was based on the historical volatility of a peer group while expected volatility for the other companies in the TSR Performance Group was based on their own stock price history. All volatility and correlation measures were based on three years of daily historical price data through March 5, 2013, corresponding to the three-year performance period of the award. The TSR award payout is subject to a multiplier which includes a maximum and minimum payout. As the grant date occurred after the beginning of the performance period, actual TSR performance between the beginning of the performance period (December 2012 average closing stock price) and the grant date was reflected in the valuation. A dividend yield of 1.49% was assumed based on ITT's annualized dividend payment of $0.40 per share and the March 5, 2013 closing stock price of $26.76
The fair value of TSR awards granted prior to 2013 is remeasured on a quarterly basis and corresponds to ITT's total shareholder return as compared to the total shareholder return of companies within the S&P 400 Mid-Cap Capital Goods Index, subject to a multiplier which includes a maximum and minimum payout. The relative performance ranking calculated is adjusted to reflect expected volatility over the remaining term of the award using a Monte Carlo simulation.

NOTE 17
CAPITAL STOCK
On October 27, 2006, a three-year $1 billion share repurchase program was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. We repurchased 3.1 and 3.3 shares of common stock for $85.2 and $73.6 during the nine months ended September 30, 2013 and 2012, respectively. We did not repurchase any shares of common stock during the three months ended September 30, 2013 and 2012. To date, under the 2006 Share Repurchase Program, the Company has repurchased 15.3 shares for $629.3.
Separate from the 2006 Share Repurchase Program, the Company repurchased 0.1 shares and 0.1 shares for an aggregate price of $2.8 and $3.3, during the nine months ended September 30, 2013 and 2012, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or restricted stock units. Repurchases associated with employee tax withholding obligations were not significant during the three months ended September 30, 2013 and 2012.
NOTE 18
COMMITMENTS AND CONTINGENCIES
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues and commercial or contractual disputes and acquisitions or divestitures. We will continue to defend vigorously against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including our assessment of the merits of the particular claim, as well as our current reserves and insurance coverage, we do not expect that such legal proceedings will have a material adverse impact on our financial statements, unless otherwise noted below.
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
As of September 30, 2013, there were approximately 59 thousand pending active claims against ITT, including Goulds Pumps, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

For the Nine Months Ended September 30 (in thousands)	2013	2012
Pending claims – Beginning	96	105
New claims	4	3
Settlements	(3)	(1)
Dismissals(a)	(20)	(11)
Pending claims – Ending	77	96
Pending inactive claims(a)	18	29
Pending active claims	59	67

(a)
The 2013 and 2012 dismissals reported in the table above include the dismissal of approximately 12 thousand claims and 10 thousand claims, respectively, that were considered pending inactive claims. Inactive claims represent pending claims in Mississippi filed prior to 2004, which have been excluded from our asbestos measurement because the plaintiffs cannot demonstrate a significant compensable loss. As such, management believes these claims have little to no value.

Frequently, plaintiffs are unable to identify any ITT or Goulds Pumps product as a source of asbestos exposure. Our experience to date is that a majority of resolved claims are dismissed without any payment from the Company. Management believes that a large majority of the pending claims have little or no value. In addition, because claims are sometimes dismissed in large groups, the average cost per resolved claim can fluctuate significantly from period to period. The average cost per resolved claim for the nine months ended 2013 and 2012, including indemnity and defense costs, was $3 thousand and $6 thousand, respectively. ITT expects more asbestos-related suits will be filed in the future, and ITT will continue to aggressively defend or seek a reasonable resolution, as appropriate.
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

•	interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos in the workplace;

•	widely accepted epidemiological studies estimating the number of people likely to develop mesothelioma and lung cancer from exposure to asbestos;

•	the Company's historical experience with the filing of non-malignant claims against it and the historical relationship between non-malignant and malignant claims filed against the Company;

•	analysis of the number of likely asbestos personal injury claims to be filed against the Company based on such epidemiological and historical data and the Company's recent claims experience;

•	analysis of the Company's pending cases, by disease type;

•	analysis of the Company's recent experience to determine the average settlement value of claims, by disease type;

•	analysis of the Company's defense costs in relation to its indemnity costs;

•	adjustment for inflation in the average settlement value of claims and defense costs estimated to be paid in the future; and

•	analysis of the Company's recent experience with regard to the length of time to resolve asbestos claims.
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
The Company retains a consulting firm to assist management in estimating the potential liability for pending asbestos claims and for claims estimated to be filed over the next 10 years based on the methodology described above. Our methodology determines a point estimate based on our assessment of the value of each underlying assumption, rather than a range of reasonably possible outcomes. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key assumptions discussed above, additional uncertainty related to asbestos claims and estimated costs arises from the long latency period prior to the manifestation of an asbestos-related disease, changes in available medical treatments and changes in medical costs, changes in plaintiff behavior resulting from bankruptcies of other companies that are or could be co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes. At

September 30, 2013, approximately 35% of the recorded asbestos liability relates to pending claims, with the remainder relating to claims estimated to be filed over the next 10 years.
We record a corresponding asbestos-related asset that represents our best estimate of probable recoveries from insurers for the estimated asbestos liabilities. Consistent with the asbestos liability, the asbestos-related asset has not been discounted to present value due to the inability to reliably forecast the timing of future cash flows. In developing this estimate, the Company considers coverage-in-place and other agreements with its insurers, as well as a number of additional factors. These additional factors reviewed include the financial viability of our insurance carriers and any related solvency issues, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, the extent to which settlement and defense costs will be reimbursed by the insurance policies and interpretation of the various policy and contract terms and limits and their interrelationships, and various judicial determinations relevant to our insurance programs. The timing and amount of reimbursements will vary due to a time lag between when ITT pays an amount to defend or settle a claim and when a reimbursement is received from an insurer, differing policy terms and certain gaps in our insurance coverage as a result of uninsured periods, insurer insolvencies, and prior insurance settlements. Approximately 91% of our estimated receivables are due from domestic insurers, substantially all of which had credit ratings of A- or better from A.M. Best as of September 30, 2013. While the substantial majority of our insurance carriers are solvent, some of the individual carriers are insolvent, which has been considered in our analysis of probable recoveries.
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
The Company has negotiated with certain of its insurers to reimburse the Company for a portion of its indemnity and defense costs through “coverage-in-place” agreements or long-term policy buyout agreements. The agreements are designed to facilitate an orderly resolution and collection of ITT's insurance portfolio and to mitigate issues that insurers may raise regarding their responsibility to respond to claims. These agreements, in the aggregate, represent approximately 59% of the recorded asbestos-related asset as of September 30, 2013.
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

Income Statement Charges
In the third quarter of 2013, ITT reached an agreement-in-principle (2013 Settlement) with an insurer to settle responsibility for multiple categories of claims, including future claims. Under the terms of the 2013 Settlement, the insurer agreed to a specified series of payments over the course of the next five years to fully exhaust its primary policies issued to ITT. The 2013 Settlement resulted in a net benefit of $31.0 during the quarter ended September 30, 2013 with a corresponding increase in the asbestos-related asset.
In the third quarter of 2012, ITT executed a settlement agreement (2012 Settlement) with an entity (the counterparty) that acquired a business disposed by ITT in 1986. Under the terms of the 2012 Settlement, the counterparty assumed full responsibility for all pending and future asbestos-related claims filed against the disposed business, whether they were served on ITT or the counterparty. ITT also agreed that certain insurance rights will remain with the pending and future claims filed against the disposed business, benefiting the counterparty. The 2012 Settlement resulted in a benefit of $11.4, of which $5.6 was reported in discontinued operations.
In the third quarter, we conducted our annual study with the assistance of outside consultants to review and update the underlying assumptions used in our asbestos liability and related asset estimates. During this study, the underlying assumptions were updated based on actual experience since our last annual study, a reassessment of the appropriate reference period of years of experience used in determining each assumption and our expectations regarding future conditions, including inflation. Based on the results of this study, we decreased our estimated undiscounted asbestos liability, including legal fees, by $65.0, reflecting a decrease in costs the company estimates will be incurred to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years.
The decrease in our estimated liability in the third quarter of 2013 is a result of several developments, including an expectation of lower defense costs relative to indemnities paid over the projection period and favorable experience in the ratio of cases dismissed versus settled. These favorable impacts were offset in part by an increase in expected average settlement values.
Further, in the third quarter of 2013 the Company reduced its estimated asbestos-related assets by $65.5, based on the results of this study. The decrease in our asbestos-related assets is primarily the result of the decrease in the estimated liability and changes in other assumptions. These assets comprise an insurance asset, as well as receivables from other responsible parties.
In addition to the charges associated with our annual measurement, we record a net asbestos charge each quarter to maintain a rolling 10-year forecast period. The tables below summarize the total net asbestos charges for the three and nine months ended September 30, 2013 and 2012.

	Three Months		Nine Months
	2013	2012	2013	2012
Continuing Operations:
Asbestos provision	$15.1	$15.7	$47.0	$38.0
Asbestos remeasurement, net	0.5	2.9	0.5	2.9
Settlement agreement	(31.0)	(5.8)	(31.0)	(5.8)
Net asbestos charge - Continuing Operations	(15.4)	12.8	16.5	35.1
Discontinued Operations:
Asbestos provision	—	—	—	0.7
Settlement agreement	—	(5.6)	—	(5.6)
Net asbestos charge - Discontinued Operations	—	(5.6)	—	(4.9)
Total net asbestos charge	$(15.4)	$7.2	$16.5	$30.2

Changes in Financial Position
The Company's estimated asbestos exposure, net of expected recoveries, for the resolution of all pending claims and claims estimated to be filed in the next 10 years was $736.8 and $739.5 as of September 30, 2013 and December 31, 2012, respectively. The following table provides a rollforward of the estimated asbestos liability and related assets for the nine months ended September 30, 2013.

	Liability	Asset	Net
Balance as of December 31, 2012	$1,347.4	$607.9	$739.5
Asbestos provision	57.6	10.6	47.0
Asbestos remeasurement	(65.0)	(65.5)	0.5
Settlement agreement	—	31.0	(31.0)
Net cash activity	(70.1)	(50.9)	(19.2)
Balance as of September 30, 2013	$1,269.9	$533.1	$736.8
Current portion	$84.5	$84.5
Noncurrent portion	$1,185.4	$448.6
Future Cash Flows
We estimate that we will be able to recover 42% of the asbestos indemnity and defense costs for pending claims as well as unasserted claims estimated to be filed over the next 10 years from our insurers. Actual insurance reimbursements will vary from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. Certain of our primary coverage-in-place agreements are expected to exhaust within the next six months, which may result in higher net cash outflows until excess carriers begin accepting claims for reimbursement. In the tenth year of our estimate, our insurance recoveries are currently projected to be 30%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
Further, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended. Such cash payments will continue for a number of years beyond the next 10 years due to the significant proportion of future claims included in the estimated asbestos liability and the delay between the date a claim is filed and when it is resolved. Subject to these inherent uncertainties, it is expected that net cash payments related to pending claims and claims estimated to be filed in the next 10 years will extend through approximately 2029.
Annual net cash outflows, net of tax benefits, are projected to average $10 to $20 over the next five years, as compared to an average of $9 over the past three annual periods, and increase to an average of approximately $35 to $45, over the remainder of the projection period.

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
The following table provides a rollforward of the estimated environmental liability and related assets for the nine months ended September 30, 2013.

	Liability	Asset	Net
Environmental liability - December 31, 2012	$96.1	$12.3	$83.8
Change in estimates for pre-existing accruals:
Continuing operations	5.0	(0.1)	5.1
Discontinued operations	1.4	—	1.4
Accruals added during the period for new matters	0.4	—	0.4
Net cash activity	(9.4)	(0.5)	(8.9)
Environmental liability - September 30, 2013	$93.5	$11.7	$81.8

The following table illustrates the reasonably possible range of estimated liability, and number of active sites for environmental matters, at September 30, 2013.

Low-end estimate	$73.0
High end estimate	$166.0
Number of active environmental investigation and remediation sites	63
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
Other Matters
The Company is involved in coverage litigation with various insurers seeking recovery of costs incurred in connection with certain environmental and product liabilities. In a suit filed in 1991, ITT Corporation, et al. v. Pacific Employers Insurance Company et al, Sup. Ct., Los Angeles County, we are seeking recovery of costs related to property damage losses due to environmental issues. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. For several years, the case was on appeal before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims made by ITT. In the third quarter of 2013, the Company and Pacific Employers Insurance Company (PEIC) entered into an agreement in principle (the 2013 Settlement) to resolve all outstanding issues including the PEIC’s obligation to pay defense costs. In accordance with the 2013 Settlement, once the settlement is finalized, all outstanding issues between the Company and PEIC related to the primary policies issues by PEIC during the period from 1977 to 1985 will be resolved and the Company will receive a structured payment over time. The Company continues to engage other defendants in settlement negotiations as appropriate.
On February 13, 2003, we commenced an action, Cannon Electric, Inc. v. Affiliated FM Ins. Co., Sup. Ct., Los Angeles County, seeking recovery of costs from the same coverage referenced above but related to asbestos product liability losses. During this coverage litigation, we entered into coverage-in-place settlement agreements with ACE, Wausau and Utica Mutual dated April 2004, September 2004, and February 2007, respectively. These agreements provide specific coverage for the Company’s legacy asbestos liabilities. In the first quarter of 2012, Goulds Pumps resolved its claims against Fireman’s Fund and Continental Casualty. In January 2012, ITT and Goulds Pumps filed a putative class action against Travelers Casualty and Surety Company (ITT Corporation and Goulds Pumps, Inc., v. Travelers Casualty and Surety Company (f/k/a Aetna Casualty and Surety Company)),

alleging that Travelers is unilaterally reinterpreting language contained in older Aetna policies so as to avoid paying on asbestos claims. The above referenced PEIC settlement will also apply to asbestos liability losses. We continue to negotiate settlement agreements with other insurers, where appropriate.
NOTE 19
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

	Revenue		Operating Income		Operating Margin
Three Months Ended September 30	2013	2012	2013	2012	2013	2012
Industrial Process	$285.0	$239.9	$27.7	$30.6	9.7%	12.8%
Motion Technologies	176.8	151.1	24.8	18.6	14.0%	12.3%
Interconnect Solutions	103.9	90.8	10.8	(0.9)	10.4%	(1.0)%
Control Technologies	69.9	67.6	13.7	14.9	19.6%	22.0%
Total segment results	635.6	549.4	77.0	63.2	12.1%	11.5%
Asbestos-related benefit (costs), net	—	—	15.4	(12.8)	—	—
Eliminations / Other corporate costs	(1.6)	(1.9)	(15.4)	(13.7)	—	—
Total Eliminations / Corporate and Other costs	(1.6)	(1.9)	—	(26.5)	—	—
Total	$634.0	$547.5	$77.0	$36.7	12.1%	6.7%

	Revenue		Operating Income		Operating Margin
Nine Months Ended September 30	2013	2012	2013	2012	2013	2012
Industrial Process	$810.5	$699.2	$78.3	$80.1	9.7%	11.5%
Motion Technologies	541.4	486.4	81.1	66.1	15.0%	13.6%
Interconnect Solutions	295.0	283.6	16.2	6.5	5.5%	2.3%
Control Technologies	208.7	209.2	43.5	42.0	20.8%	20.1%
Total segment results	1,855.6	1,678.4	219.1	194.7	11.8%	11.6%
Asbestos-related costs, net	—	—	(16.5)	(35.1)	—	—
Eliminations / Other corporate costs	(4.2)	(4.9)	(47.0)	(29.2)	—	—
Total Eliminations / Corporate and Other costs	(4.2)	(4.9)	(63.5)	(64.3)	—	—
Total	$1,851.4	$1,673.5	$155.6	$130.4	8.4%	7.8%

	Total Assets		Capital Expenditures		Depreciation & Amortization
Nine Months Ended September 30	2013	2012(a)	2013	2012	2013	2012
Industrial Process	$1,116.6	$1,044.8	$29.6	$14.0	$24.5	$10.4
Motion Technologies	439.1	405.6	13.4	20.1	22.4	20.1
Interconnect Solutions	377.5	362.6	6.6	5.2	7.8	7.4
Control Technologies	347.8	347.0	2.7	2.9	7.4	7.0
Corporate and Other	1,514.3	1,226.1	5.9	1.5	4.4	5.1
Total	$3,795.3	$3,386.1	$58.2	$43.7	$66.5	$50.0

(a)	Amounts reflect balances as of December 31, 2012.
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
Executive Summary
During the third quarter of 2013, we delivered revenue growth of 15.8% and organic revenue growth of 9.1%. The organic revenue growth was primarily driven by share gains in the automotive brake pad markets in China and Western Europe and by global sales of oil and gas pumps. Offsetting this growth were declines from pump equipment destined for the mining market and baseline pumps for industrial markets. Total ITT orders expanded 23.0%, reflecting organic order growth of 10.3%, as well as benefits from our acquisition of Bornemann. The organic order growth during the quarter was primarily driven by increases in global automotive, oil & gas, and connector market activity. While we are encouraged by these order indicators, we remain cautious about the rate and timing of key market recoveries and the weak baseline pump orders.
Consolidated operating income was $77.0 for the quarter, representing a $40.3 or 109.8% increase from the prior year, due to net savings of approximately $14.0 from our Value Based Lean Six Sigma (VBLSS or Lean Transformation), sourcing, and restructuring initiatives and a year-over-year reduction in asbestos-related costs of $28.2 primarily related to a settlement agreement in 2013.

Income from continuing operations attributable to ITT Corporation during the third quarter of 2013 was $433.0 or $4.71 per diluted share, reflecting an increase of $4.06 per diluted share from the prior year, driven by the release of a valuation allowance on deferred tax assets. Adjusted income from continuing operations, a non-GAAP measure, was $49.9 for the third quarter of 2013, reflecting an increase of $9.2, or 22.6%, compared to the prior year amount. See the “Key Performance Indicators and Non-GAAP Measures” section included within Management's Discussion and Analysis for a reconciliation of the adjusted non-GAAP measures.
During the third quarter of 2013, we deployed capital into the recently completed Industrial Process facility in South Korea and the expansion of our Seneca Falls, New York facility which is anticipated to be completed mid-2014. These expansion projects will allow us to further our production capabilities and global reach within the oil & gas markets.
The new South Korea oil & gas production facility will play a key role in advancing our energy strategy by becoming our Energy Center of Excellence for the Eastern Hemisphere. We have also committed to expanding our Seneca Falls, New York facility, which is our Energy Center of Manufacturing and R&D Excellence for the Western Hemisphere. During the third quarter, we completed an expansion of our research and development and testing capabilities and will be adding capacity and leaning out the existing facility to accommodate larger, more complex industrial pumps and to meet the growing demands of our customers.
We continue to focus on our Lean transformation and have begun implementing plans to reduce waste and streamline operations. We are still in the early stages of our five-year Lean transformation initiative but we are already seeing significant cost saving benefits and improvement on numerous key performance indicators. One such indicator, on-time delivery which helps us deliver a premier customer experience, has improved at a majority of our businesses during the year. At ITT, we are extending the lean concept far beyond manufacturing to deliver a differentiated value to our customers by improving overall service and responsiveness. We have also engaged in sourcing initiatives that have delivered supply chain savings that exceeded our expectations and reflect the increased leverage our global strategic sourcing council has provided.
We are also focused on accelerating the turnaround efforts in certain businesses and we are implementing restructuring actions accordingly. Interconnect Solutions is one of those turnaround businesses, for which we have taken a holistic approach to deliver sustainable performance enhancements to our customers. We have focused on the front end and better coordination of connecting our engineering, marketing and sales directly with our key strategic channel partners and customers. We are also working to better align the manufacturing and overhead cost structure with the future strategy of the business. We are dedicated to reclaiming our leading position with our customers by providing innovative, high quality, reliable, highly engineered harsh environment connectors when the customer needs them. As a result of this focus, our Interconnect Solutions business is delivering preliminary benefits that have expanded their operating margin by 300 basis points from the third quarter of 2012. In addition, this quarter marks the second consecutive quarter that Interconnect Solutions has exceeded the $100 revenue mark.
During the third quarter of 2013, our focus on the premier customer experience drove wins on key strategic contracts including placement on new auto platforms in Europe, China, and North America, as well as our first Japanese automotive platform win in North America. Other key strategic wins in the quarter include:

■	Large global oil & gas pump projects

■	Connector wins in major geographies and strategic end markets

■	Multi-year aerospace interior and isolator orders
Further details related to these results are contained in the Discussion of Financial Results section.

DISCUSSION OF FINANCIAL RESULTS
Three and Nine Months Ended September 30

	Three Months			Nine Months
For the Periods Ended September 30	2013	2012	Change	2013	2012	Change
Revenue	$634.0	$547.5	15.8%	$1,851.4	$1,673.5	10.6%
Gross profit	202.9	166.2	22.1%	591.2	506.8	16.7%
Gross margin	32.0%	30.4%	160bp	31.9%	30.3%	160bp
Operating expenses	125.9	129.5	(2.8%)	435.6	376.4	15.7%
Expense to revenue ratio	19.9%	23.7%	(380)bp	23.5%	22.5%	100bp
Operating income	77.0	36.7	109.8%	155.6	130.4	19.3%
Operating margin	12.1%	6.7%	540bp	8.4%	7.8%	60bp
Interest and non-operating (income) expenses, net	(2.3)	(5.0)	(54.0%)	2.6	—	100.0%
Income tax (benefit) expense	(354.4)	(19.0)	1,765.3%	(325.0)	43.0	(855.8%)
Effective tax rate	(446.9)%	(45.6)%	(40,130)bp	(212.4)%	33.0%	(24,540)bp
Income from continuing operations attributable to ITT Corporation	433.0	60.7	613.3%	476.8	87.4	445.5%
(Loss) income from discontinued operations, net of tax	(2.3)	12.3	(118.7%)	0.5	5.6	(91.1%)
Net income attributable to ITT Corporation	430.7	73.0	490.0%	477.3	93.0	413.2%
REVENUE
Revenue for the three and nine months ended September 30, 2013 increased $86.5 or 15.8%, and $177.9 or 10.6%, respectively, over the prior year, primarily driven by our fourth quarter 2012 acquisition of Bornemann which provided $33.1 and $102.7, respectively. The Industrial Process segment saw revenue gains during both the quarter and year-to-date periods from a global expansion in the oil & gas market. In addition, we experienced growth of $25.7 or 17%, and $55.0 or 11.3%, from our Motion Technologies segment during the three and nine months ended September 30, 2013, respectively. These increases were primarily due to year-over-year volume growth from expanded global brake pad market share. Our Interconnect Solutions segment also generated sales growth of $13.1 or 14.4% and $11.4 or 4.0% during the quarter and year-to-date periods, respectively, with increased sales in all market categories.
The following tables illustrate the year-over-year revenue results from each of our business segments for the three and nine months ended September 30, 2013 and 2012. See below for further discussion of year-over-year revenue activity at the segment level. See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue growth.

For the Three Months Ended September 30	2013	2012	Change	Organic Growth
Industrial Process	$285.0	$239.9	18.8%	6.1%
Motion Technologies	176.8	151.1	17.0%	12.5%
Interconnect Solutions	103.9	90.8	14.4%	14.8%
Control Technologies	69.9	67.6	3.4%	3.7%
Eliminations	(1.6)	(1.9)	(15.8)%	15.8%
Revenue	$634.0	$547.5	15.8%	9.1%

For the Nine Months Ended September 30	2013	2012	Change	Organic Growth
Industrial Process	$810.5	$699.2	15.9%	1.6%
Motion Technologies	541.4	486.4	11.3%	9.3%
Interconnect Solutions	295.0	283.6	4.0%	4.7%
Control Technologies	208.7	209.2	(0.2)%	0.1%
Eliminations	(4.2)	(4.9)	(14.3)%	14.3%
Revenue	$1,851.4	$1,673.5	10.6%	4.2%
The following tables illustrate revenue generated within a country or region for the three and nine months ended September 30, 2013 and 2012, and the corresponding percentage change as reported and on an organic growth basis.

For the Three Months Ended September 30	2013	2012	As Reported Change	Organic Growth
United States	$231.1	$217.3	6.4%	4.0%
Germany	73.6	45.1	63.2%	36.2%
France	35.0	28.7	22.0%	13.0%
Other developed markets	109.0	95.6	14.0%	5.3%
Total developed markets	448.7	386.7	16.0%	8.8%
South and Central America(a)	44.9	45.5	(1.3)%	(5.1)%
Eastern Europe and Russia	29.7	23.0	29.1%	9.3%
Middle East and Africa	34.1	29.3	16.4%	14.6%
China and Hong Kong	33.3	32.1	3.7%	(0.5)%
Other emerging markets	43.3	30.9	40.1%	36.7%
Total emerging markets	185.3	160.8	15.2%	9.5%
Revenue	$634.0	$547.5	15.8%	9.1%

For the Nine Months Ended September 30	2013	2012	As Reported Change	Organic Growth
United States	$664.8	$648.2	2.6%	0.6%
Germany	205.2	162.2	26.5%	13.2%
France	108.6	93.3	16.4%	12.0%
Other developed markets	334.0	293.4	13.8%	3.9%
Total developed markets	1,312.5	1,197.1	9.6%	4.0%
South and Central America(a)	142.3	146.6	(2.9)%	(14.7)%
Eastern Europe and Russia	94.0	75.1	25.2%	13.8%
Middle East and Africa	97.3	85.6	13.7%	6.7%
China and Hong Kong	93.5	85.0	10.0%	3.9%
Other emerging markets	111.8	84.1	32.9%	29.0%
Total emerging markets	538.9	476.4	13.1%	4.7%
Revenue	$1,851.4	$1,673.5	10.6%	4.2%

(a)	Includes Mexico

Industrial Process
Industrial Process revenue for the three and nine months ended September 30, 2013 increased $45.1 or 18.8%, and $111.3 or 15.9%, year-over-year, respectively, primarily related to our fourth quarter 2012 acquisition of Bornemann. This acquisition provided $33.1 and $102.7 of revenue during the respective periods of 2013. Organic revenue increased 6.1% and 1.6% for the respective quarter and year-to-date periods of 2013 primarily due to gains in the global oil & gas market of 50% and 41%, as well as increased shipments of project pumps in the North American chemical market. In addition, organic revenue growth reflected strength in aftermarket sales of approximately 18% and 10% for the quarter and year-to-date periods, as compared to the prior year. The growth in these areas during 2013 was partially offset by year-over-year sales weakness in North American baseline pumps as well as lower activity in the mining and general industrial markets.
Orders for the three months ended September 30, 2013 were $329.7 reflecting an increase of $82.2 or 33.2% over the prior year, primarily reflecting Bornemann orders of $68.9. Organic orders increased $17.6 or 7.1% primarily due to solid project orders partially offset by weaker baseline business in North America and lower activity for industrial valves for the mining market. Orders for the nine months ended September 30, 2013 increased $197.0 or 27.3% as compared to the prior year, primarily reflecting Bornemann orders of $160.8. Organic orders increased $38.3 or 5.3% primarily due to an increase in parts orders and increased project business globally, partially offset by lower baseline business orders in North America. Backlog as of September 30, 2013 was $720.7 reflecting an increase of $141.8 or 24.5% over December 31, 2012.
Motion Technologies
Motion Technologies revenue for the three and nine months ended September 30, 2013 increased $25.7 or 17.0% and $55.0 or 11.3%, respectively, compared to the prior year periods, primarily due to strong growth in OEM automotive brake pad volume particularly in Europe and China. Foreign currency translation favorably impacted the quarter and year-to-date revenue growth by $6.8 and $10.0, resulting in organic revenue growth of 12.5% and 9.3%, respectively, over the prior year periods. The growth in Europe was as a result of our increasing number of automotive platform positions and was despite significant macroeconomic challenges. Our growth in China corresponds with our recent investments and strategic focus to gain market share in the region. In addition, sales of aftermarket pad volume increased approximately 28% during the third quarter of 2013 as compared to the prior year and 16% for the nine months of 2013. The quarter and year-to-date growth was partially offset by automotive price declines and lower revenue in the rail market due to the temporary postponement of various rail infrastructure projects in China.
Interconnect Solutions
Interconnect Solutions revenue for the three and nine months ended September 30, 2013 increased by $13.1 or 14.4%, and $11.4 or 4.0%, respectively, compared to the prior year, due to growth in each of our served markets partially benefiting from improving macro-economic conditions affecting the connector industry and by increased operational execution. Our growth in the communications market of 41.3% and 4.5%, respectively, was driven by a recent position win with a major Smartphone manufacturer and a corresponding production ramp-up during the third quarter of 2013. Growth in the aerospace market of 26.4% and 6.9%, respectively, was fueled by strong demand from commercial airline manufacturers. Growth in the defense market of 24.0% and 13.5%, respectively, was driven by benefits from certain U.S. programs unaffected by the U.S. sequestration. Growth in the industrial market of 10.7% and 6.6%, respectively, reflected gains in North America and Europe as well as growth from sales of medical-related connector equipment.
Control Technologies
Control Technologies revenue for the three months ended September 30, 2013 increased by $2.3 or 3.4% and decreased $0.5 or 0.2% for the nine months ended September 30, 2013 as compared to the same prior year periods. The year-over-year results for the three and nine months ended September 30, 2013 reflect growth in our commercial aviation product applications of 31.0% and 22.4%, respectively. Our defense products applications revenue is flat for the quarter, however year-to-date revenue is down approximately 10.7% for the year, mainly due to impacts from the U.S. government sequestration. Revenue from industrial product applications declined approximately 7.0% and 7.9%, for the quarter and year-to-date periods, respectively, primarily driven by a decline in energy absorption equipment sales due to the completion of a large infrastructure project during the prior year. However, excluding the prior year benefit from the infrastructure project, we experienced moderate growth from sales of industrial energy absorption equipment. In addition, the 2013 revenue results were impacted by a decline of $1.7 and $5.1 for the quarter and year-to-date periods, respectively, due to an actuator retrofit program that is nearing its end of life.

GROSS PROFIT
Gross profit for the three and nine months ended September 30, 2013 was $202.9 and $591.2, an increase of $36.7 and $84.4, respectively, primarily from net savings related to sourcing and VBLSS initiatives and the contributions from our Bornemann acquisition. In addition, increased sales volume provided a benefit of approximately $14.8 and $23.9 for the quarter and year-to-date periods, respectively, which was partially offset by an unfavorable change in sales mix. The table below provides gross profit and gross margin by segment for the three and nine months ended September 30, 2013 and 2012.

	Three Months				Nine Months
For the Periods Ended September 30	2013	2012	Change		2013	2012	Change
Industrial Process	$89.9	$75.8	18.6%		$262.2	$217.1	20.8%
Motion Technologies	49.3	37.6	31.1%		146.4	123.5	18.5%
Interconnect Solutions	34.8	25.4	37.0%		96.0	82.5	16.4%
Control Technologies	28.4	27.0	5.2%		85.4	82.6	3.4%
Corporate and Other	0.5	0.4	25.0%		1.2	1.1	9.1%
Total gross profit	$202.9	$166.2	22.1%		$591.2	$506.8	16.7%
Gross margin:
Industrial Process	31.5%	31.6%	(10	)bp	32.4%	31.0%	140	bp
Motion Technologies	27.9%	24.9%	300	bp	27.0%	25.4%	160	bp
Interconnect Solutions	33.5%	28.0%	550	bp	32.5%	29.1%	340	bp
Control Technologies	40.6%	39.9%	70	bp	40.9%	39.5%	140	bp
Consolidated	32.0%	30.4%	160	bp	31.9%	30.3%	160	bp
OPERATING EXPENSES
Operating expenses for the three months ended September 30, 2013 decreased $3.6 compared to the prior year, primarily due to a decline in asbestos-related costs offset by increased costs associated with the Bornemann acquisition. Operating expenses for the nine months ended September 30, 2013 increased $59.2 compared to the prior year, primarily driven by increased costs from the Bornemann business, partially offset by lower asbestos-related costs. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	Three Months			Nine Months
For the Periods Ended September 30	2013	2012	Change	2013	2012	Change
Sales and marketing expenses	$52.7	$41.6	26.7%	$162.0	$134.5	20.4%
General and administrative expenses	72.5	60.0	20.8%	208.2	159.0	30.9%
Research and development expenses	16.1	15.1	6.6%	48.9	47.8	2.3%
Asbestos-related costs, net	(15.4)	12.8	(220.3)%	16.5	35.1	(53.0)%
Total operating expenses	$125.9	$129.5	(2.8)%	$435.6	$376.4	15.7%
By Segment:
Industrial Process	$62.2	$45.2	37.6%	$183.9	$137.0	34.2%
Motion Technologies	24.5	19.0	28.9%	65.3	57.4	13.8%
Interconnect Solutions	24.0	26.3	(8.7)%	79.8	76.0	5.0%
Control Technologies	14.7	12.1	21.5%	41.9	40.6	3.2%
Corporate & Other	0.5	26.9	(98.1)%	64.7	65.4	(1.1)%
Sales and marketing expenses for the three and nine months ended September 30, 2013 increased $11.1 and $27.5, respectively, primarily due to costs from the Bornemann business.
General and administrative (G&A) expenses for the three and nine months ended September 30, 2013 increased $12.5 and $49.2, respectively. The increase in G&A expenses for the three and nine month periods is primarily associated with the acquisition of the Bornemann business. In addition, during 2013 we incurred incremental costs to reposition the organization (repositioning costs) following the 2011 spin-offs of Exelis Inc. and Xylem Inc. The repositioning costs primarily consist of advisory fees, costs to exit transition services agreements, IT infrastructure modifications, and other actions and resulted in an increase to G&A expenses of $6.5 and $15.3 for the quarter and year-to-date periods of 2013, respectively. The year-to-date period was also unfavorably impacted by higher corporate G&A expenses during the first half of 2013 driven by the 2012 recognition of an insurance-related asset on environmental exposures and higher prior year environmental insurance recoveries as well as higher current year restructuring costs of $4.5, primarily at Motion Technologies and Interconnect Solutions.
The Company expects to incur additional repositioning costs of approximately $5 to $15 during the remainder of 2013 and a total of approximately $10 thereafter. Cash outflows for these repositioning actions are expected to be approximately $12 to $22 during the remainder of 2013 and a total of approximately $10 thereafter.
Asbestos-Related Costs, Net
In the third quarter 2013, we recognized a net asbestos-related benefit of $15.4, as compared to $12.8 of asbestos costs in the prior year, primarily reflecting a $31.0 benefit recognized in connection with a settlement agreement entered into during the third quarter of 2013 compared to a $5.8 benefit due to a settlement in 2012. Additionally, we experienced $2.4 favorability when compared to the prior year in connection with our annual update to the underlying assumptions used in our liability and asset estimates. In the third quarter, we conducted our annual study with the assistance of outside consultants to review and update the underlying assumptions used in our asbestos liability and related asset estimates. During this study, the underlying assumptions were updated based on actual experience since our last annual study, a reassessment of the appropriate reference period of years of experience used in determining each assumption and our expectations regarding future conditions, including inflation. Based on the results of this study, we decreased our estimated undiscounted asbestos liability, including legal fees, by $65.0, reflecting a decrease in costs the company estimates will be incurred to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years.
The decrease in our estimated liability in the third quarter of 2013 is a result of several developments, including an expectation of lower defense costs relative to indemnities paid over the projection period and favorable experience in the ratio of cases dismissed versus settled. These favorable impacts were offset in part by an increase in expected average settlement values.
Further, in the third quarter of 2013 the Company reduced its estimated asbestos-related assets by $65.5, based on the results of this study. The decrease in our asbestos-related assets is primarily the result of the decrease in the estimated liability and changes in other assumptions. These assets comprise an insurance asset, as well as receivables from other responsible parties.
See Note 18, “Commitments and Contingencies,” in our Notes to the Consolidated Condensed Financial Statements for further information on our asbestos-related liabilities and assets.

OPERATING INCOME
Operating income for the three and nine months ended September 30, 2013 increased $40.3 and $25.2 reflecting an operating margin growth of 540 basis points and 60 basis points, respectively. The following table illustrates the 2013 and 2012 operating income results of our segments, including operating margin results.

	Three Months			Nine Months
For the Periods Ended September 30	2013	2012	Change	2013	2012	Change
Industrial Process	$27.7	$30.6	(9.5)%	$78.3	$80.1	(2.2)%
Motion Technologies	24.8	18.6	33.3%	81.1	66.1	22.7%
Interconnect Solutions	10.8	(0.9)	(1,300.0)%	16.2	6.5	149.2%
Control Technologies	13.7	14.9	(8.1)%	43.5	42.0	3.6%
Segment operating income	77.0	63.2	21.8%	219.1	194.7	12.5%
Asbestos-related costs, net	15.4	(12.8)	(220.3)%	(16.5)	(35.1)	(53.0)%
Other corporate costs	(15.4)	(13.7)	12.4%	(47.0)	(29.2)	61.0%
Total corporate and other costs	—	(26.5)	(100.0)%	(63.5)	(64.3)	(1.2)%
Total operating income	$77.0	$36.7	109.8%	$155.6	$130.4	19.3%
Operating margin:
Industrial Process	9.7%	12.8%	(310)bp	9.7%	11.5%	(180)bp
Motion Technologies	14.0%	12.3%	170bp	15.0%	13.6%	140bp
Interconnect Solutions	10.4%	(1.0)%	1,140bp	5.5%	2.3%	320bp
Control Technologies	19.6%	22.0%	(240)bp	20.8%	20.1%	70bp
Segment operating margin	12.1%	11.5%	60bp	11.8%	11.6%	20bp
Consolidated	12.1%	6.7%	540bp	8.4%	7.8%	60bp
Industrial Process
Industrial Process operating income for the three months ended September 30, 2013 decreased $2.9 while operating margin declined 310 basis points to 9.7% as net savings from sourcing and VBLSS cost reduction initiatives were offset by unfavorable sales mix associated with the reduction in North American baseline business as well as negative margin impacts from a challenging project pricing environment. In addition, operating income and margin was unfavorably impacted by higher intangible asset amortization expenses related to the Bornemann acquisition, an increase in bad debt expense and a $2.3 increase in strategic investment costs primarily related to an aftermarket expansion initiative and facility expansions.
Industrial Process operating income for the nine months ended September 30, 2013 decreased $1.8 or 2.2%, while operating margin declined 180 basis points to 9.7%, as favorability from VBLSS and sourcing cost reduction initiatives were offset by a $10.4 increase in amortization expense related to intangible assets acquired during the Bornemann acquisition and other integration costs. In addition, operating income and margin was unfavorably impacted by an increase of $5.1 in strategic investment costs primarily related to facility expansions and an aftermarket expansion initiative.
Motion Technologies
Motion Technologies operating income for the three months ended September 30, 2013 increased $6.2, resulting in a 170 basis point improvement in operating margin. The increase in operating income and margin was primarily due to higher sales volumes providing an increase of $5.4 and net savings from VBLSS, sourcing and restructuring initiatives, which provided an approximate $8.3 improvement to operating income. These benefits were partially offset by an unfavorable third quarter 2013 inventory valuation adjustment and higher bad debt expense, as well as a $1.7 decline from automotive price declines.
Motion Technologies operating income for the nine months ended September 30, 2013 increased $15.0 resulting in a 140 basis point improvement in operating margin. The increase in operating income and margin was primarily due to higher sales volumes providing an increase of $16.2 and net savings from VBLSS, sourcing and restructuring initiatives, which provided an approximate improvement of $14.4 to operating income. These benefits were partially offset by an unfavorable third quarter 2013 inventory valuation adjustment, an increase in warranty and restructuring costs, and higher bad debt expense, as well as a $6.1 decline from automotive price declines and unfavorable product mix.
Interconnect Solutions
Interconnect Solutions operating income increased $11.7 for the three months ended September 30, 2013, resulting in operating income of $10.8 and a 1,140 basis point improvement in operating margin. The increase in operating income and operating margin was primarily due to higher sales volumes providing a benefit of $5.3 and a $2.3 benefit from a favorable change in sales mix. In addition, net savings from VBLSS, sourcing, as well as restructuring initiatives, provided a benefit of approximately $1.1 for the quarter.
Interconnect Solutions operating income increased $9.7 for the nine months ended September 30, 2013, resulting in operating income of $16.2 and a 320 basis point increase in operating margin. Operating income was favorably impacted by net saving from VBLSS, sourcing, and restructuring initiatives that provided a total benefit of approximately $10.9. Higher sales volume provided an operating income benefit of $5.4 but had an unfavorable sales mix impact of approximately $2.6. These benefits were partially offset by an increase in restructuring spending of $4.0, as well as an unfavorable impact of $1.1 from foreign currency fluctuations.
Control Technologies
Control Technologies operating income for the three months ended September 30, 2013 declined $1.2, reflecting a 240 basis point decrease in operating margin, as benefits from increased volume, pricing initiatives, and net savings from cost reduction initiatives were more than offset by higher strategic investment related costs, unfavorable sales mix of $0.9, and a pension curtailment charge of $0.5.
Control Technologies operating income for the nine months ended September 30, 2013 increased $1.5, reflecting a 70 basis point improvement in operating margin. The year-over-year increase was primarily driven by net cost reductions from VBLSS, sourcing, and pricing initiatives of approximately $7.5. The benefit of these items to operating income was partially offset by an unfavorable change in sales mix of $4.2, lower sales volumes of $0.8, and a pension curtailment charge of $0.5.
Other Corporate Costs
Other corporate costs increased $1.7 and $17.8 during the three and nine months ended September 30, 2013, respectively, compared to the same prior year periods. The increased expense during the quarter-to-date period was primarily due to the recognition of an additional $3.0 of repositioning costs related to IT infrastructure requirements. The year-over-year increase during the nine month period was primarily due to a prior year benefit recorded related to the recognition of an insurance-related asset on environmental exposures. In addition, the nine month period of 2013 was impacted by higher compensation and benefit related costs which includes higher annual and long-term incentive plan expenses as well as a medical accrual adjustment that was favorable to 2012.
INCOME TAX EXPENSE
For the three months ended September 30, 2013, the Company recognized an income tax benefit of $354.4, representing an effective tax rate of (446.9)% compared to an income tax benefit of $19.0, and an effective tax rate of (45.6)%, for the three months ended September 30, 2012. For the nine months ended September 30, 2013, the Company recognized an income tax benefit of $325.0 representing an effective tax rate of (212.4)% compared to income tax expense of $43.0, and an effective tax rate of 33.0% for the nine months ended September 30, 2012. The significant tax benefit recorded during the three and nine months ended September 30, 2013 was primarily attributable to the release of the valuation allowance on deferred tax assets as discussed below.
The Company recorded a valuation allowance in 2011 on U.S. deferred tax assets. The valuation allowance was recorded as of December 31, 2011, in part, due to a cumulative three-year loss position resulting primarily from a previous asbestos remeasurement charge. This cumulative loss position was considered a significant source of negative evidence and limited our ability to weigh other subjective evidence such as our projections for future growth. During 2012 and through September 30, 2013, the Company generated U.S. income and, as of September 30, 2013, is now in a cumulative three year income position. The Company has evaluated all available positive and negative evidence at the end of the current period. Based on positive evidence, including the three year cumulative positive income and the absence of any significant negative evidence, management believes it is more likely than not that the Company's U.S. deferred tax assets will be realized except for certain deferred tax assets attributable to State net operating losses and tax credits in certain separate return filing jurisdictions. As a result, the Company no longer maintains a valuation allowance against its U.S. deferred tax assets, and has recorded a tax benefit of approximately $374.6. The Company continues to maintain a valuation allowance against certain foreign net deferred tax assets, primarily in Luxembourg, Germany and China.
The net amount of the tax liability for unrecognized tax benefits may significantly change within the next 12 months due to changes in audit status, expiration of statutes of limitations and other events which could impact our determination of unrecognized tax benefits. Currently, we cannot reasonably estimate the amount by which our unrecognized tax benefits will change.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination by taxing authorities in the Czech Republic, Germany, Italy, Korea, and the U.S. The settlement of an examination could result in changes in amounts attributable to the Tax Matters Agreement entered into with Xylem, Inc. and Exelis, Inc. Currently, we cannot reasonably estimate the amount of such changes.
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
Income from discontinued operations decreased by $14.6 and $5.1 for the three and nine months ended September 30, 2013, respectively, over the same prior year periods. The three and nine month period declines are primarily related to a settlement of legacy receivables and payables with a former ITT entity, resulting in a net cash payment of $15.3, and a net loss of $1.3 compared to the third quarter of 2012 that included a $5.6 benefit from the settlement of an asbestos-related matter. Results of discontinued operations for 2012 also include amounts attributable to our former Shape-Cutting Businesses that were sold during the fourth quarter of 2012, as well as costs to related to the spin-off of Exelis, Inc. and Xylem, Inc.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We have and may continue to transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the U.S. consistent with our overall intention to support growth and expand in markets outside the U.S. through the development of products, increase non-U.S. capital spending, and potentially acquire foreign businesses. However, we have determined that certain undistributed foreign earnings generated in Luxembourg, Japan, and South Korea should not be considered permanently reinvested outside of the U.S. Net distributions of foreign earnings from these countries totaled $32.6 for the nine months ended September 30, 2013. The timing and amount of future remittances, if any, remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the third quarter of 2013, we declared a dividend of $0.10 per share for shareholders of record on August 30, 2013 which was paid on October 1, 2013.
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

We access the commercial paper market to supplement the cash flows generated internally to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. As of September 30, 2013, we had an outstanding commercial paper balance of $66.0 and averaged an outstanding balance of $58.5 during the third quarter. There have been no material changes that have impacted our funding and liquidity capabilities since December 31, 2012.
Credit Facilities
On October 25, 2011 we entered into a four-year revolving $500 credit agreement (the 2011 Revolving Credit Agreement). The 2011 Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of funding for the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The interest rate for borrowings under the 2011 Revolving Credit Agreement is generally based on the London Interbank Offered Rate (LIBOR), plus a spread, which reflects our debt rating. The provisions of the 2011 Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined, of at least 3.0 times and a leverage ratio, as defined, of not more than 3.0 times. At September 30, 2013, we had no amounts outstanding under the 2011 Revolving Credit Agreement and our interest coverage ratio and leverage ratio were within the prescribed thresholds.
Asbestos
Based on the estimated undiscounted asbestos liability as of September 30, 2013 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover 42% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements will vary from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. In the tenth year of our estimate, our insurance recoveries are currently projected to be 30%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
Further, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended and such cash payments will continue for a number of years beyond the next 10 years due to the significant proportion of future claims included in the estimated asbestos liability and the delay between the date a claim is filed and when it is resolved. Subject to these inherent uncertainties, it is expected that cash payments related to pending claims and claims to be filed in the next 10 years, will extend through approximately 2029.
Annual net cash outflows, net of tax benefits, are projected to average $10 to $20 over the next five years, as compared to an average of $9.0 over the past three annual periods, and increase to an average of approximately $35 to $45, over the remainder of the projection period.
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

Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash derived from discontinued operations, for the nine months ended September 30, 2013 and 2012.

For the Nine Months Ended September 30	2013	2012
Operating activities	$98.6	$175.3
Investing activities	(118.8)	(42.5)
Financing activities	(24.2)	(48.8)
Foreign exchange	(1.1)	(8.8)
Total net cash flow from continuing operations	(45.5)	75.2
Net cash from discontinued operations	(18.4)	(3.1)
Net change in cash and cash equivalents	$(63.9)	$72.1
Net cash of $98.6 was provided by operating activities for the nine months ended September 30, 2013, representing a decrease of $76.7 from the prior year, primarily attributable to the collection of a significant 2012 income tax refund which stemmed from an overpayment during 2011. Cash activity related to net income tax payments and refunds resulted in a net year-over-year decline to cash flow from operations of $129.9 when comparing the nine months of 2013 to the similar 2012 period. This unfavorable impact was offset by an increased source of cash from segment operating income after non-cash adjustments of $41.7. Segment working capital impacts also generated a year-over-year improvement to cash flow from operations of $17.5 due to a reduction in inventories, favorable timing of payments to vendors, and higher customer progress payments which were partially offset by an increase in current accounts receivable. In addition, the year-over-year change in net cash from operating activities benefited from lower global pension plan contributions of $32.8 and net asbestos payments of $9.0. However, the year-over-year change was unfavorably impacted by 2012 cash receipts from Xylem and Exelis associated with the 2011 spin-off, as well as, higher 2013 restructuring-related cash payments of $7.4.
Net cash used in investing activities increased by $76.3 in the nine months ended September 30, 2013 as compared to 2012 primarily due to purchases of $62.4, net of maturities, in short-term time deposit investments as well as higher capital expenditures of $14.5 primarily associated with the construction of a new Industrial Process production facility in South Korea and the expansion of its Seneca Falls, New York facility.
Net cash used in financing activities decreased by $24.6 in the nine months ended September 30, 2013 as compared to the prior year primarily due to an increase in net short-term debt borrowings of $55.7. This year-over-year cash inflow benefit was partially offset an $11.0 decline in proceeds associated with employee stock issuance activity (net of excess tax benefits) as well as an $11.0 increase in share repurchases as compared to the prior year.
Net cash used related to discontinued operations for the nine months ended September 30, 2013 is primarily due to the settlement of legacy receivables and payables with a former ITT entity, resulting in a net cash payment by ITT of $15.3.

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

A reconciliation of the year over year change in revenue, including amounts attributable to organic growth, acquisitions and divestitures, and foreign currency, for the three and nine months ended September 30, 2013, is provided below.

Three Months Ended September 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2012 Revenue	$239.9	$151.1	$90.8	$67.6	$(1.9)	$547.5
Organic growth	14.6	18.9	13.4	2.5	0.3	49.7	9.1%
Acquisitions/(divestitures), net	33.1	—	—	—	—	33.1	6.0%
Foreign currency translation	(2.6)	6.8	(0.3)	(0.2)	—	3.7	0.7%
Total change in revenue	45.1	25.7	13.1	2.3	0.3	86.5	15.8%
2013 Revenue	$285.0	$176.8	$103.9	$69.9	$(1.6)	$634.0

Nine Months Ended September 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2012 Revenue	$699.2	$486.4	$283.6	$209.2	$(4.9)	$1,673.5
Organic growth	11.3	45.0	13.4	0.2	0.7	70.6	4.2%
Acquisitions/(divestitures), net	102.7	—	—	—	—	102.7	6.1%
Foreign currency translation	(2.7)	10.0	(2.0)	(0.7)	—	4.6	0.3%
Total change in revenue	111.3	55.0	11.4	(0.5)	0.7	177.9	10.6%
2013 Revenue	$810.5	$541.4	$295.0	$208.7	$(4.2)	$1,851.4

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

	Three Months		Nine Months
For the Periods Ended September 30	2013	2012	2013	2012
Income from continuing operations attributable to ITT Corporation	$433.0	$60.7	$476.8	$87.4
Change in tax valuation allowance	(374.6)	0.9	(368.3)	38.8
Net asbestos-related charges, net of tax	(10.8)	8.0	10.0	21.6
Repositioning costs, net of tax	5.6	1.4	12.7	2.8
Restructuring and asset impairment charges, net of tax	1.0	3.2	5.8	4.4
Other tax-related special items(a)	(1.4)	(37.0)	1.8	(37.0)
Other special items	(2.9)	3.5	2.3	5.5
Adjusted income from continuing operations	$49.9	$40.7	$141.1	$123.5
Income from continuing operations attributable to ITT Corporation per diluted share	$4.71	$0.65	$5.17	$0.93
Adjusted income from continuing operations per diluted share	$0.54	$0.44	$1.53	$1.31
The special items presented net of tax above include an aggregate net tax expense (benefit) of $0.4, $(7.3), $(21.0) and $(17.7), respectively, in the 2013 and 2012 periods as presented.

(a)
Other tax-related special items for the three and nine months ended September 30, 2012 primarily relate benefits from a return to accrual adjustment, a change in uncertain tax positions, and impacts from tax audit closures. See Note 6, “Income Taxes” to our Consolidated Condensed Financial Statements for further information.

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

Nine Months Ended September 30	2013	2012
Net cash provided by operating activities	$98.6	$175.3
Capital expenditures(a)	(54.1)	(41.0)
Transformation cash payments	6.2	44.2
Net asbestos cash flows	19.2	28.2
Discretionary pension contribution, net of tax	—	11.8
Repositioning cash payments	18.9	0.9
Adjusted free cash flow	$88.8	$219.4

(a)
Capital expenditures represent capital expenditures as reported in the Consolidated Condensed Statement of Cash Flows, less capital expenditures associated with transformation and repositioning activities. Capital expenditures associated with transformation and repositioning activities were $4.1 and $2.7 during the nine months ended September 30, 2013 and 2012, respectively.

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
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues and commercial or contractual disputes and acquisitions or divestitures. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 18, "Commitments and Contingencies" to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated by reference herein. Such descriptions include the following recent developments:
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
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to a number of factors. As of September 30, 2013, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,269.9, including expected legal fees, and an associated asset of $533.1 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $736.8.

ITEM 1A.	RISK FACTORS
Reference is made to to the risk factors set forth in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS
(a) See the Exhibit Index for a list of exhibits filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Corporation

(Registrant)

By:	/s/ JANICE M. KLETTNER
Janice M. Klettner
Vice President and Chief Accounting Officer
(Principal accounting officer)
October 31, 2013

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.1)*	ITT Corporation Senior Executive Severance Pay Plan (amended and restated effective as of July 1, 2013)	Filed herewith.

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(101)
The following materials from ITT Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Income Statements, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements
Submitted electronically with this report.

* Management compensatory plan