Form 10-K
period 2013-12-31
ITT Corp
filed 2014-02-21
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 Form 10-K
ANNUAL REPORT
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2013 was approximately $2.6 billion. As of February 6, 2014, there were outstanding 91.4 million shares of common stock, $1 par value, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2014 Annual Meeting of Shareholders are incorporated by reference in Part II and Part III of this Form 10-K.

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
Where, in any forward-looking statement we express an expectation or belief as to future results or events, such expectation or belief is based on current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included under the caption “Risk Factors,” and in other documents filed from time to time with the SEC.
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
We make available free of charge at www.itt.com (in the “Investors” section) copies of materials we file with, or furnish to, the SEC. ITT uses the Investor Relations page of its Internet site at www.itt.com (in the "Investors" section) to disclose important information to the public.
Information contained on ITT's Internet site, or that can be accessed through its Internet site, does not constitute a part of this Annual Report on Form 10-K. ITT has included its Internet site address only as an inactive textual reference and does not intend it to be an active link to its Internet site. Our corporate headquarters are located at 1133 Westchester Avenue, White Plains, NY 10604 and the telephone number of this location is (914) 641-2000.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
(In millions, except per share amounts, unless otherwise stated)
COMPANY OVERVIEW
ITT Corporation is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation and industrial markets. Building on its heritage of engineering, ITT partners with its customers to deliver enduring solutions to the key industries that underpin our modern way of life. With approximately 9,400 employees in more than 35 countries and sales in over 100 countries, we are committed to creating long-term sustainable value for all of our stakeholders. That goal is reflected in The ITT Way, which focuses on three main principles of leading with technology, differentiating with customers and optimizing our work.
ITT is a global company with a balanced and diversified portfolio, positioned to capitalize on enduring macro trends such as energy creation and efficiency, resource scarcity, large-scale urbanization, and the growing middle class in emerging economies. In 2013, 64% of our sales were outside the U.S., including 30% from emerging growth markets. Further, approximately 30% of our revenue is derived from aftermarket products and services where we capture repeatable revenues from our large installed base of specialized products. Additionally, approximately 35% of our revenue is derived from positions our products hold on long-lived customer platforms. Similar to the aftermarket, these are also long-term recurring revenues.
We manufacture components that are integral to the operation of systems and manufacturing processes in our key markets. Our products provide enabling functionality for applications where reliability and performance are critically important to our customers and the users of their products. For example, our industrial pumps serve the critical function of transporting inorganic fluids throughout chemical processes at petrochemical plants. The pumps are critical to the production requirements of our customers' plants and their reliability helps our customers meet the delivery time and quality expectations of the users of the petrochemical products they produce.
Our product and service offerings are organized in four segments: Industrial Process, Motion Technologies, Interconnect Solutions, and Control Technologies. These businesses generally operate within niche positions in large, attractive markets where specialized engineered solutions are required to support the needs of large industrial, transportation, and energy customers.
Industrial Process manufactures engineered fluid process equipment serving a diversified mix of customers in global infrastructure industries such as oil & gas, mining, power generation, chemical and other process markets and is a provider of plant optimization and efficiency solutions and aftermarket services and parts.
Motion Technologies manufactures brake pads, shock absorbers and damping technologies for the global automotive, truck, trailer and public bus and rail transportation markets.
Interconnect Solutions manufactures a wide range of highly specialized connector products that make it possible to transfer signal and power in various electronic devices that are utilized in the aerospace and defense, industrial and transportation, oil & gas, and medical markets.
Control Technologies manufactures specialized equipment, including actuation, valves, switches, vibration isolation, custom-energy absorption, and regulators for the aerospace and defense, and industrial markets.
The table below provides revenue by segment for each of the last three years. See section titled “Segment Information” in Company Overview and Note 22, “Segment Information” to the Consolidated Financial Statements for further information about each of our segments.

(In Millions)	2013	2012	2011
Industrial Process	$1,107.4	$955.8	$766.7
Motion Technologies	721.8	626.2	634.4
Interconnect Solutions	395.5	375.7	417.8
Control Technologies	278.2	277.1	285.5
Eliminations	(6.0)	(7.0)	(18.8)
Revenue	$2,496.9	$2,227.8	$2,085.6

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
Business Strengths and Strategies
Management believes that the Company has several competitive advantages that allow it to sustain and grow its market positions. ITT is a diversified industrial technology company with established businesses that share five unifying characteristics:

1.	The design and manufacture of highly engineered products for critical applications

2.	Leaders in attractive and defensible niches

3.	Global footprint and highly diversified

4.	Longstanding brands and operating history

5.	Proven management system and leadership
As a result, a significant strength for ITT is that our businesses share a common, repeatable operating model. Each business is a leader in applying its technology and engineering expertise to solve some of the most pressing challenges of our customers. Our applied engineering aptitude provides a special business fit with our customers given the critical nature of their applications. This in turn provides us with unique insight to our customers' requirements and enables us to develop solutions to better assist our customers achieve their business goals. Our technology and customer intimacy together produce opportunities to capture recurring revenue streams, aftermarket opportunities and long-lived original equipment manufacturer (OEM) platforms. ITT possesses a core competency operating this unified model across businesses in order to create value. These businesses also tend to operate in varying business cycles, which reduces exposures to any one economic cycle.
The oil & gas business in our Industrial Process segment is representative of the capability that many of ITT’s businesses have to generate profitable growth from our common operating model. In 2007, Industrial Process began to pursue growth in the oil & gas market because of its long-term attractiveness, our existing engineering capabilities and brand strength, and the aftermarket potential. We started by investing in our technology through product line extensions and we continue to aggressively build on our portfolio. This has allowed us to expand through pursuing adjacent markets. To supplement these organic growth drivers, we expanded our strategic footprint and increased proximity to our customers through new facilities in India in 2008 and Saudi Arabia in 2009. The acquisitions of Canberra Pumps in Brazil during 2010 and Blakers Pump Engineers in Australia during 2011 provided an opportunity to realize additional growth opportunities in global oil & gas markets, while the acquisition of Joh. Heinr. Bornemann GmbH (Bornemann) in 2012 provides us with a leadership position in the upstream oil & gas market worldwide, especially with respect to multi-phase boosting. Additionally, we have been actively upgrading and expanding our global capabilities to accommodate highly complex pumps that are used in the oil & gas market. For example, we held the grand opening of our Eastern Hemisphere Center of Excellence in Korea in 2013 where we relocated and expanded our testing and production capabilities. We are also significantly expanding our Western Hemisphere Center of Excellence in Seneca Falls, New York to increase production and test capabilities of complex oil & gas pumps. These actions have led to a compound annual growth rate for oil & gas market revenues in our Industrial Process business of 17.6% from 2007 to 2013.
ITT also possesses strong leading brands, such as Goulds Pumps, Bornemann, Cannon, KONI, Enidine and ITT, in many of its niche markets. These brands are associated with quality, reliability, durability, and engineering excellence. The Company’s brand extends internationally and is very well recognized in emerging growth markets including China, India, Brazil and Saudi Arabia.
In addition to branding efforts, another strength is our collective utilization of our well-established ITT Management System (IMS), which is the data-driven framework we use to manage our businesses for superior performance. IMS also serves as a guide for the decisions and actions of our employees. The IMS consists of four core integrated processes:

1.
Profitable Growth – Integrated front-end processes consisting of robust strategic planning, commercial excellence and new product development focused on driving sustainable profitable growth, strengthening our leadership positions in existing markets, and successfully moving into attractive adjacencies.

2.
Resource Optimization – Integrated decision-making and resource deployment processes consisting of efficient capital allocation across a portfolio of strategic options and effective deployment of critical resources and assets across the integrated supply chain that aligns our sourcing, manufacturing and footprint strategies with our business strategies.

3.
Operational Excellence – Integrated execution and continuous improvement processes consisting of Value-Based Lean Six Sigma (VBLSS) and goal deployment focused on customer satisfaction, breakthrough growth, and ongoing optimization of our work to drive customer loyalty, pricing power, and productivity through alignment, engagement and empowerment of our co-workers.

4.
Leadership and Learning – Integrated talent and performance management processes focused on creating strategic advantage by providing ongoing development opportunities to our diverse talent and targeted training for ITT leaders to build deeper bench strength and accelerate next generation leaders. Our Partnership for Performance system aligns employee goals with the goals of the business.

We deploy the IMS in each of our segments and we have implemented a system of enterprise councils composed of leaders from each business who focus on core growth and winning capability building across ITT in the areas of: 1) Commercial Excellence; 2) Operational Excellence; and 3) Technology and Innovation. We have also implemented the ITT Risk Center of Excellence which strengthens ITT’s risk management process through proactive cross functional risk assessments and Global Sourcing which coordinates sourcing initiatives. While our activities may vary significantly between each of our segments, our subject matter leaders in this collaborative cross-functional, cross-business approach provide us with the opportunity to leverage best practices and our collective strengths in areas such as customer relationship management, product development, coordinated sourcing initiatives, innovation, technology sharing, and risk management.
These strengths support a balanced operating strategy designed to increase the Company's earnings and financial returns. The elements of this strategy are disciplined organic growth through global market expansion and new product development, combined with operational improvements through the IMS that focus on reducing costs and cycle times and improving productivity, quality, and safety on a continuing basis. We believe we can drive growth by helping our existing customers grow, while cultivating new customers through geographic and product expansion. While the IMS is principally an internal tool, IMS benefits our customers through our continuous improvement efforts which are centered on exceeding our customer’s requirements.
Our long-term goals are to drive average annual organic revenue growth of approximately 5%-7%, with corresponding operating margin expansion of 50-70 basis points, achieve an adjusted free cash flow conversion rate of greater than 105%, and deliver adjusted earnings per share growth of 10%-15% per year. In 2013, we added a return on invested capital (ROIC) metric to our long-term incentive plan to emphasize management's focus on driving increased shareholder value. We intend to reach these goals through a combination of leveraging our niche market positions, continuing to expand globally by following and supporting our customers and their growth, introducing new products, reducing costs, increasing productivity, and effectively deploying capital. ITT’s strategy to achieve these goals consists of the following key areas:
Differentiated Customer Experience
ITT places significant focus on managing the relationships it has with its customers through a formalized process referred to as Value-Based Commercial Excellence (VBCE). VBCE is a continuous improvement process which our businesses use to strategically price our products and services, develop our value propositions, and assist our customers to solve their toughest business challenges through a robust voice of customer process and measurement system leading to a deep holistic understanding and customer insight. ITT is able to accomplish this by providing an efficient and productive customer experience through advanced order configuration, on-time delivery, and reliable products and services. In addition, ITT has key strategic account relationships throughout the industries we serve. Strategic accounts are customer partnerships, often global in scale, which promote the shared benefits of improved business processes between ITT and its customers. Our strategic account agreements promote customer intimacy, optimized service and delivery performance, and provide growth and profit improvement opportunities. In some instances we are able to leverage these relationships across segments. For example, both Industrial Process and Interconnect Solutions supply products and services to certain oil & gas customers through Industrial Process’s strategic account relationships. Additionally, ITT’s Global Supply Chain Services (GSCS) capabilities and operational excellence initiatives are key supporting elements to the premier customer experience.
The Company views its customer relationships as its primary vehicle for growth and technological advancement. Understanding our customer’s growth plans and challenges allows ITT’s businesses to tailor and deliver reliable and timely products and services. The benefits from our differentiated customer experience approach often cross geographic regions as well. For instance, in 2013, Motion Technologies secured a U.S. platform win with a Japanese automotive manufacturer stemming from a relationship developed from R&D activities in Wuxi, China.
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
In addition, to further satisfy the company's customer base, ITT has differentiated itself in the critical arena of technology and research & development (R&D). ITT has a proven track record in new product development and introduction. ITT’s approach to technology is to work with its customers in tailoring the right approach to a particular customer need or problem. In our Industrial Process business, our engineers work with our customers in a number of highly challenging environments to improve the way our pumps are installed and operated. This allows our customers to run their processes more reliably and cost effectively by using less energy, which is the largest operating cost in a pump’s life cycle.
Focused Geographic and Aftermarket Market Expansion
ITT is a global company with 64% of its 2013 revenue derived from international markets, including 30% from emerging growth markets. Accordingly, ITT has located approximately half of its manufacturing facilities outside of the U.S. to lower costs, achieve strategic proximity to customers and further increase international sales and market share. For example, ICS has had a long-term presence at its Shenzhen, Guangdong Province, China facility which produces products for both domestic consumption in China and for global customers. Shenzhen is a low-cost manufacturing site that also possesses component fabrication capabilities such as metal stamping, plating, machining and injection molding. The Shenzhen site is staffed with engineers who design specific products for the Asia Pacific and China region.
Because of the global nature of our businesses, ITT benefits from opportunities in emerging growth markets and in developed markets. For example, Motion Technologies is the leading manufacturer of automotive brake pads in Europe. One of the largest growth opportunities for this European-based business is the developed market in North America, which presents a tremendous opportunity. To connect with the opportunity in North America, Motion Technologies has a research, engineering and sales center in Michigan in order to be located close to, and work directly with, customers on the design and development of brake pads specifically tailored to the North American market.
In addition, we have and expect to continue to expand our R&D capabilities to make products that are relevant to local markets. Our focus is on products where reliability and engineered solutions are valued. We have established R&D technology centers in key markets such as India and China. Industrial Process opened its state-of-the-art Korea engineered pump Center of Excellence in order to continue to capture a larger share of the burgeoning oil & gas market in the Eastern Hemisphere. Industrial Process is also expanding its R&D capabilities in North America to serve a growing customer base. In 2012, Motion Technologies opened a R&D center and production facility in Wuxi, China, focused on expanding and enhancing braking technologies for the local transportation market.
In addition to geographic expansion opportunities, expanding our base of reoccurring revenue streams in the aftermarket is a key source of our growth. Aftermarket sources accounted for $760.7, $644.3 and $620.0 of our 2013, 2012, and 2011 revenue, respectively. Our Industrial Process, Motion Technologies, and Control Technologies segments benefit from repeat sales of original products, consumable spare parts, and services as a result of our large, global, and growing installed base of products. Aftermarket business generally carries higher margins than original product sales and tends to be a more stable, recurring revenue stream than project-based businesses. The key drivers of aftermarket demand are the wear and tear on critical components in harsh environment applications. We develop our aftermarket business through our end user sales channels and dedicated service personnel. The Company views this as a valuable source of future earnings and is actively marketing its capabilities while investing in technologies that reduce the customer’s total life cycle cost. For example, our Industrial Process business has an established international service center network with eight Pump Repair and Overhaul shops (PRO shops) in the U.S. and facilities in Argentina, Australia, Brazil, Canada, Chile, China, Columbia, England, Saudi Arabia, Singapore, Thailand, and Venezuela.
Control Technologies provides aftermarket spares and repair services for commercial and military aircraft platforms. Our up-front investments to gain positions on aircraft platforms generate long-term repeatable aftermarket revenue. Control Technologies provides aftermarket services through our FAR 145 certified repair station located in our facility. Our dedicated sales channels have strong relationships with global airlines and we have a partnership agreement with a large MRO facility that has regional presence and certifications in China.
Motion Technologies also has recurring revenue streams from automotive and rail platform content. Its products generally serve on long-term platforms whereby once the original equipment products are sold, aftermarket parts are needed to replace and extend the life of a vehicle. Our up-front investments to gain positions on automotive platforms generate long-term repeatable OE revenue, while also providing replacement pad opportunities in certain markets. Another example of a recurring revenue stream is on various aerospace platforms where ICS has been supplying content for many decades, such as with our rectangular and circular connectors which have been used in commercial and military aerospace applications for over 45 years.
Operational Excellence
The Company strives to increase its profit margins and improve its competitive position in all of its businesses through its operational excellence strategy. The core elements of this strategy are VBLSS, GSCS, VBCE and shared service utilization. These strategies enable the Company to realize operating efficiencies, increase customer satisfaction, and increase free cash flow while lowering operating costs, streamlining processes, eliminating waste and improving cycle times.
The ITT culture has long embraced VBLSS as its central operating tenet. VBLSS encompasses lean manufacturing as well as continuous process improvement in other critical areas such as customer service and order entry and fulfillment. Our intent is to drive ever increasing levels of quality, speed, and efficiency throughout the organization. In 2012, we launched an enterprise-wide lean transformation initiative with the goal of improving all elements of a lean enterprise that encompasses not only core lean, problem solving and continuous improvement principles but also leadership, talent and cultural aspects. We are targeting achievement and sustainment of a lean assessment score of 80% within the next 3-5 years at our significant revenue producing facilities representing approximately 80% of ITT’s total revenue. Driving the lean enterprise as a top priority coupled with significant investments and partnering with outside experts is making a measurable impact on our performance, including customer and safety metrics.
GSCS, which includes low-cost region sourcing and leverage through a shared buying channel, has enabled us to mitigate the effects of inflation and increasing material costs in order to maintain or improve profitability. Certain operations, including shared services, are leveraged among the Company’s segments resulting in additional cost savings and synergies through the consolidation of operations and reduced general and administrative expenses.
Effective Capital Deployment
Effective capital deployment and a disciplined focus on liquidity and cash management is a major part of how we achieve our financial performance goals. ITT’s businesses operate in growing and highly fragmented markets, which allows for increasing market share opportunities. ITT estimates the sum of its served addressable markets to be in excess of $35 billion worldwide. Given these dynamics and ITT’s technology investments, global reach and vibrant brands, the Company believes it has the opportunity to continue to expand geographically, broaden its product lines, improve its market position, and increase earnings through revenue growth and operational efficiencies on an organic basis and through targeted acquisitions. ITT continues to prioritize deploying capital for organic growth and then acquisitive growth. ITT’s acquisition strategy generally targets firms in similar businesses and end-markets that produce unique and differentiated products, services, and technologies.
Targeted Leverage of Our Capabilities
In addition to the key elements of the strategy described above, ITT leverages its diverse set of resources and capabilities across its businesses in order to maximize the Company’s value creation potential. By working cohesively across our businesses, we are enhancing products and performance and making strong progress in driving long-term profitable growth. The Company is continually evaluating cross-business revenue synergies, cost saving and value creating opportunities and views the following assets and capabilities as core to this objective:

•
ITT Brand – The ITT brand is well regarded and widely recognized by most key stakeholders and markets, particularly in emerging growth markets. This provides our segments with brand recognition for new products in key emerging growth markets such as Brazil, China, and India.

•
Integrated Councils – Cross business operational councils in areas such as operations, commercial excellence, technology and new product development, and global sourcing. While our activities may vary significantly between each of our segments, our subject matter leaders in this collaborative cross-functional, cross-business approach provide us with the opportunity to leverage best practices and our collective strengths in areas such as customer relationship management, product development, coordinated sourcing initiatives, innovation, and technology sharing.

•
Strategic Accounts – Further development and expansion of our global strategic account program to bring the combined technical capabilities of multiple ITT businesses to address incremental customer opportunities.

•	Sourcing – Indirect sourcing activities across ITT's businesses are managed centrally to better leverage our third-party contracts and pricing and to evaluate vendor performance.

•
Shared Functional Excellence – Centralizing our processes and services so that all four of our businesses can have access to the best resources and better utilize these systems to create additional value, including shared service locations in North America and Europe to reduce overhead costs and improve effectiveness. In information technology, we are focused on utilizing social collaboration and data analytics to drive value across ITT. Similarly, we are enhancing the way we approach our most valuable asset, our people. We are continuing to develop a comprehensive talent and human resource capability that will unite and strengthen our collective ability to attract talent, and consolidate and streamline policies and procedures with technological capabilities that support it all.

•
Our Culture – Our people are at the center of all we do, and our values of respect, responsibility and integrity are central to who we are as a company. They are the standards to which we hold ourselves and they guide our words and actions every day. Our values are also the foundation of The ITT Way, which is how we differentiate ourselves, operate to grow and create value. It is our model for how we create enduring impact for all of our stakeholders.

Segment Information
Industrial Process
The Industrial Process segment is a global manufacturer of industrial pumps, valves and related equipment, and is a provider of plant optimization and efficiency solutions and aftermarket services and parts. Headquartered in Seneca Falls, New York, its operations include five primary product categories:
Goulds Pumps
Goulds Pumps is the largest product category in the Industrial Process segment and is a market leader with over 160 years of product design history and is focused on customer needs primarily in the oil & gas, chemical, mining, general industrial, pulp & paper, and power markets. The Goulds Pumps brand is among the most widely recognized brands in the global pump industry. Goulds has a broad portfolio of centrifugal pumps including ANSI (American National Standard Institute) and ISO (International Standards Organization) chemical pumps, API (American Petroleum Institute) pumps for the petrochemical and oil & gas industry, slurry and process pumps for the mining industry and paper stock pumps for the pulp & paper industry. Our portfolio also includes vertical, axial flow, multi-stage and other pumps that are used in a multitude of industries.
Industrial Process has transformed its Goulds Pumps business considerably over the past five years. Investments have been made in this business to expand our portfolio of products, augment our testing and global R&D capabilities, automate the order entry processes, and strengthen our global manufacturing, service and aftermarket capabilities. Industrial Process has been successful in penetrating target markets, like oil & gas and petrochemical by upgrading existing products and infrastructure, increasing global engineering resources, enhancing global product and project management and driving operational excellence.
Bornemann
Bornemann, acquired during the fourth quarter of 2012, is a manufacturer of pumps and systems utilized in the oil & gas, marine, food and pharmaceutical industries with over a 150 year history. The Bornemann acquisition provided the Industrial Process business with leading edge technologies and multiphase application expertise that strategically aligned with other aspects of the Industrial Process business and further expanded ITT’s presence in global oil and gas markets. Technologies include twin screw pumps, multiphase boosting system pumps and progressive cavity pumps. Bornemann twin screw pumps are rotating displacement pumps that are ideal for mixtures of crude oil, gas, water and the finest solids. Twin screw pumps can be used onshore, offshore and sub-sea and the dry running technology also allow the presence of gases. The multiphase boosting system pumps provide a complete system solution for a wide range of performance conditions and harsh environmental conditions. Progressive cavity pumps are used to convey a wide range of media, in particular highly viscous and abrasive materials such as slurry, crude oil and greases. Progressive cavity pumps are an optimum solution to conveying tasks where the conveyed product is too viscous and flows too poorly to be pumped by other types of pumps.
ITT Engineered Valves
ITT Engineered Valves is a manufacturer of process valves for the biopharmaceutical, mining, power, pulp and paper and general industrial markets. ITT Engineered Valves has over 65 years of experience in design, fabrication and engineering of market leading industrial knife-gate (Fabri-Valve) and sanitary diaphragm valves (Pure-Flo). Pure-Flo is a leading provider of sanitary valves to the global biopharmaceutical market.
ITT PRO Services
ITT PRO Services is the aftermarket solutions offering which strives to extend equipment life in its customers’ facilities. PRO Services provides an array of services focused on reducing equipment total cost of ownership and increasing plant output by minimizing downtime. The typical services provided include parts supply, inventory optimization, field service, energy and reliability assessments, repairs, upgrades and overall equipment maintenance. PRO Services offerings include ProShop Repair and Upgrades, ProCast, ProSmart, Goulds Pumps Parts, PumpSmart, and Plant Performance Services.

ITT C’treat
ITT C’treat is a leading provider of water treatment systems for offshore oil and gas production platforms and has been in business since 1980. Its skid-mounted, reverse osmosis watermakers convert seawater to drinking water and process water for the world’s largest offshore oil & gas exploration and production corporations.
Industrial Process services an extensive base of customers from large multi-national engineering, procurement and construction firms (EPC) to regional distributors with thousands of customers. We estimate this segment’s served addressable market to be in excess of $14 billion worldwide. In 2013, Industrial Process’ customers operated in the oil & gas (35%), chemical & petrochemical (22%), general industrial (18%), mining (12%), pulp & paper (7%) and power (6%) markets. These customers are geographically distributed with a regional mix of North America (49%), Asia Pacific (16%), Latin America (15%), Middle East & Africa (11%) and Europe (9%).
Industrial Process recognizes that serving the customer before, during and after installation is critical. We utilize global and diversified sales channel structures. End-users are serviced by an extensive network of independent industrial distributors (primarily in North America), which account for approximately 27% of sales, and representatives which complement our customer-focused direct sales and service organization. We also have focused channels dedicated to supporting the EPC firms as their needs are often different from those of other customers.
The pump and valve markets served are highly competitive. For most of our products there are hundreds of regional competitors and a limited number of larger global peers. We consider our larger competitors to include Flowserve Corporation, Sulzer Pumps, SPX Corporation, Ebara Corporation, The Weir Group PLC, Colfax Corporation, Gemu Valves, Inc., and KSB. Primary customer purchase decision drivers include price, delivery times and on-time delivery performance, brand recognition and reputation, perceived quality, breadth of product offerings, commercial terms, technical support and localization. Pricing is typically very competitive for large projects because of the engineering complexity and increased potential for aftermarket opportunities for the original equipment provider.
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
We benefit from our large global installed base of products, which, because of their function in the processes in which they are installed, require frequent maintenance, repair and replacement. The frequency of repair and maintenance services depends on utilization levels, as well as, the conditions and environment in which they operate. Our direct and distributor channels provide market leading service to our customers. As we increase the number of our global installations, we will continue to add service centers and personnel. By positioning our facilities close to customers, we are able to provide quicker responses to their growing aftermarket needs.
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
We believe that Motion Technologies is positioned and structured to benefit from the anticipated global growth in the transportation industry. We believe this growth will be driven by increasing urban and middle class populations especially in emerging markets, creating a significant need for additional mass transit infrastructure and individual desire for automobile ownership.
Friction Technologies
Our Friction Technologies business applies innovative research of new friction materials and productive technologies to manufacture a range of brake pads installed as original equipment (OE pads) on cars and light to heavy duty commercial vehicles. Our dedication to customers and to the advancement of braking technologies has built a legacy of quality, reliable products that meet the demands of customers across the globe. Demand for Motion Technologies’ products stem from a variety of end customers and automotive platforms around the world. OE pads are sold either directly to original equipment manufacturers (OEM) or to Tier-1 and Tier-2 brake manufacturers. Our OE pads are designed to meet customer specifications and environmental regulations, and to satisfy an array of geographic applications. Most automobile OEM platforms (car model) require specific brake pad formulations and have demanding delivery and volume schedules.
Friction Technologies manufactures aftermarket brake pads designed for the automotive service and repairs market. This market consists of both OE dealers, also referred to as original equipment spares (OES) networks, and independent aftermarket (AM) networks. Brake pads sold within the OES network generally match the specifications of an original auto platform OE brake pad, while our catalog of AM pads feature technology designed to provide up to a range of braking performance levels. Within the service and repairs market, pads are sold either directly to OE manufacturers or Tier-1 and Tier-2 brake manufacturers (such as Continental or TRW) or indirectly through independent distributor channels. Historically, revenue for Friction Technologies has been generally balanced between OE pads and AM pads.
Combined sales to Continental and TRW, Motion Technologies' two largest customers, were approximately 46% of 2013 Motion Technologies revenue, however, approximately 20% of this revenue is directly attributable to OES supply agreements signed directly with automakers. In addition, all OE pad contracts are through brake manufacturers even in cases where automakers specify the use of our pads in the braking system.
KONI
The KONI business organizes its various performance shock absorber products into three main product groups: railway rolling stock; car & racing; and bus, truck & trailer. Each product group is managed by a dedicated team for product development and engineering, manufacturing, and sales & marketing, thus assuring the best possible concentration of product specialization and know-how.
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
Car & Racing features performance shock absorbers often using our Frequency Selective Damping (FSD) technology. FSD products are used by car and racing enthusiasts who desire to modify their cars for increased handling performance and comfort. KONI car shock absorbers are sold all over the world, through a distribution network that markets KONI products into specific geographies or customer groups.
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
Motion Technologies competes in markets primarily served by large, well-established national and global companies. The brake pads and linings market, which we estimate to be in excess of $7 billion, includes companies such as Nisshinbo Automotive Corporation, Akebono Brake Corporation, and Federal-Mogul Corporation. Key competitive drivers within the brake pad business include technical expertise, formulation development capabilities, scale production, product performance, high-quality standards, customer intimacy, reputation and the ability to meet demanding delivery and volume schedules in a reduced amount of time. OE and OES customers usually require long-lasting and well-established relationships, based on mutual trust, local proximity and a wide range of cooperative activities, starting from the design to the sampling, prototyping and testing phases of brake pads. Within the independent AM pads market, Motion Technologies is a leading European provider in a highly fragmented global market.
Competitive drivers in the rail damping systems business include price, technical expertise and product performance. Rail damping systems are considered critical components because of safety requirements and thus they have to be specifically designed according to many different train applications, and must satisfy strict compliance requirements. We estimate the rail damping systems and bus dampers segments have a combined addressable market of approximately $0.6 billion. Motion Technologies is a global leader in the rail dampers component of the complete rail damper system.
Interconnect Solutions
Headquartered in Santa Ana, California, Interconnect Solutions (ICS) designs and manufactures a broad range of highly engineered connectors and cable assemblies for critical applications in harsh environments that make it possible to transfer signal and power in an increasingly connected world. ICS also provides custom products for unique applications using its engineering expertise to solve difficult connectivity problems and reliability challenges. Through the Cannon, VEAM and BIW Connector Systems brands, our product portfolio and customized engineered connector solutions serve customers in the aerospace and defense, industrial and transportation, oil & gas, medical, and communications markets. In the oil & gas market, ICS is a major solution provider for down-hole electric submersible pump applications. Within the aerospace and defense markets, ICS has a rich legacy and demonstrated track record of providing a broad portfolio of industry standards-based products as well as customer specific solutions across a broad range of mission critical systems applications. Across all markets, ICS is considered a leading company in the harsh environment niche because of our technological capabilities, customer relationships, cost performance and global footprint.
For each of its four key growth markets, oil and gas, medical, transportation and industrial, and aerospace and defense, ICS has an established and dedicated team of individuals that are accountable and empowered to meet customer expectations and drive innovation and growth. Each dedicated market team includes a general manager and personnel from sales and marketing, engineering, operations and finance.
Our technological capabilities in filtering, sealing, contact geometry, composite materials and plating allow us to deliver innovative connector solutions that address our customers’ unique and challenging requirements. Our product portfolio includes high performance, military-specification, and commercial electrical connectors of the following types: Circular, Rectangular, Radio Frequency, Fiber Optic, D-sub Miniature, Micro-Miniature and cable assemblies. Applications include avionics, commercial and military aircraft, rail, industrial automation and production, medical imaging and diagnostics, construction, agriculture and military equipment. ICS currently has eight production facilities, including two in the United States, and one in Mexico, Italy, Germany, England, China and Japan, providing geographic proximity and the highest level of customer support to over 2,500 global customers. Products are sold either directly to OEM’s, contract manufacturers and cable system operators or indirectly through our partnerships with leading distribution companies, creating an extensive global distribution channel. We have long-lasting relationships with our distributor partners, as many have been selling ICS products for over 70 years. Sales to distributors represented approximately 32% of 2013 ICS revenue.
We estimate the global market for connectors and related products to be approximately $44 billion in 2013. ICS competes with a large number of competitors in a highly fragmented industry. We estimate our addressable market to be approximately $5.5 billion in 2013. The major competitors for these products are Amphenol Corporation, Deutsch (TE Connectivity Ltd.), Souriau (Esterline) and Glenair, Inc.
Control Technologies
Control Technologies, headquartered in Valencia, California, specializes in highly engineered aerospace components and industrial products. We offer an extensive portfolio of qualified products such as fuel management, actuation and noise absorption components in the aerospace market and a range of products that manage motion and absorb energy in a variety of industrial markets. Our application expertise allows us to offer customized solutions using modular platforms that effectively deliver our technologies for various customer applications. We have strong aftermarket opportunities, particularly in our aerospace business, and a broad customer base with no single customer accounting for more than 12% of Control Technologies revenue. Control Technologies’ distribution network represents approximately 20% of revenue.
CT Aerospace
CT Aerospace designs and manufactures flow control and actuation components, motion control, energy absorption and vibration isolation products primarily for commercial aerospace, military and other markets. We estimate the served addressable market for CT Aerospace to be in excess of $6 billion worldwide. Our aircraft component products consist of fuel and water pumps, valves, electro-mechanical rotary and linear actuators, and pressure, temperature, limit, and flow switches for various aircraft systems. Our aircraft interior products include a variety of engineered elastomer aircraft interior isolators to protect equipment and keep the interior of the aircraft quiet, stowage bin rate controls, rotary hinge dampers and actuators, and seat recline locks and control cables. We also provide electromechanical seat actuation for premium seating products. Defense products generally include energy absorption applications and aerospace components. Most of our products are sold direct to the customer by our in-house sales force. We utilize a small third-party business for government spare parts distribution. CT Aerospace also has a well-established Federal

Aviation Agency (FAA) certified repair station which focuses on the aftermarket. The repair station also carries ISO9001/AS9100 and European Aviation Safety Agency (EASA) accreditations.
Our products are custom designed for specific customer applications. We have a highly skilled engineering group for R&D, application engineering and qualification. We conduct fundamental research internally, with universities, and with our customers. We leverage our technical capability to provide innovative and reliable solutions for our customers. Our flow control and actuation products meet reliability requirements through a unique patented shunt disc technology for pressure and temperature switch applications for hostile environments. In addition, our actuator utilizes a patented optical technology for enhanced reliability. Our pumps have the ability to run dry for extended periods, minimizing potential fire ignition sources in fuel system applications and provide high reliability. Our energy absorption products use patented technology to provide innovative solutions, such as self-compensating valves to allow for wide load variations. Our leading noise/vibration isolation products use patented innovations to improve noise control, reduce weight, and reduce installation time.
CT Aerospace sells a wide range of products to the aerospace industry and has many customers globally. Our business is neither dependent on one or a small number of customers. Our customers are predominantly commercial airframe manufacturers, airframe systems manufacturers, interior manufacturers, seat manufacturers, commercial airlines and defense contractors. We have positions with the leading commercial airframe and systems manufacturers such as Boeing, B/E Aerospace, Parker-Hannifin, Eaton, Woodward, Safran, and Honeywell. We have significant content in a number of large commercial transport platforms. We also have significant content on regional and business aircrafts. These platforms provide a long life cycle of original equipment and aftermarket sales.
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
Competitors range from large multi-national corporations to small privately held firms. Our markets are often fragmented and thus there are several types of competitors. CT Aerospace competitors include Circor Aerospace, Inc., Hydra Electric, Lord Corporation, and Hutchinson Worldwide. Competition in these markets focuses on application expertise with effective solutions, product delivery and performance, previous installation history, quality, price and customer support. We have been successful in establishing long-term supply agreements with a number of our larger customers, thereby increasing opportunities to win future business.
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
Competitors change depending on the product line and range from large multi-national corporations to small privately held firms. CT Industrial is one of the leaders in energy absorption, focusing on the automation, heavy industrial energy and infrastructure markets.
The energy absorption, precision motion control and natural gas regulators businesses are highly fragmented and we compete with a global group of industry participants. The main competitors in the energy absorption infrastructure and automation market are Taylor Devices and ACE (a subsidiary of Kaydon). The main competitor in the servomotor product line is Kollmorgen. Parker-Hannifin Corporation is a leading competitor in the pneumatic actuation market.
CT Industrial will continue to focus on delivery lead times, quality and performance while enhancing our application engineering offering. The development of new customer service strategies will create a differentiated service offering and improve turnaround time in product, quotations and service communications.

Other Company Information
Materials
All of our businesses require various OEM products, manufactured components and raw materials, the availability and prices of which may fluctuate. The principal OEM products and manufactured components assembled into our products include motors, castings, mechanical seals, machined castings, metal fabrications and miscellaneous metal, plastic, or electronic components. The primary raw materials used in manufacturing our products include steel, gold, copper, nickel, iron, aluminum, and tin, as well as specialty alloys, including titanium. Materials are purchased in various forms, such as sheet, bar, rod and wire stock, pellets and metal powders.
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
Although some cost increases may be recovered through increased prices to customers, our operating results are generally exposed to such fluctuations. We attempt to control such costs through fixed-priced contracts with suppliers and various other cost containment strategies, such as our Global Supply Chain Services initiative. We typically acquire materials and components through a combination of blanket and scheduled purchase orders to support our materials requirements for an average of four to eight weeks, with the exception of some specialty materials. From time to time, we experience price volatility or supply constraints for raw materials based on market supply and demand dynamics. In limited circumstances, we may have to obtain scarce components for higher prices on the spot market, which may have a negative impact on gross margin and can periodically create a disruption to production and delivery. We also acquire certain inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. We evaluate hedging opportunities to mitigate or minimize the risk of operating margin erosion resulting from the volatility of commodity prices.
Manufacturing Methods
We utilize two primary methods of fulfilling demand for products: build-to-order and engineer-to-order. Build-to-order consists of assembling a group of products with the same pre-defined specifications, generally for our OEM customers. Engineer-to-order consists of assembling a customized system for a customer’s individual order specifications. In both cases, we offer design, integration, test and other production value-added services. We employ build-to-order capabilities to maximize manufacturing and logistics efficiencies by producing high volumes of basic product configurations. Engineering products to order permits the configuration of units to meet the customized requirements of our customers. Our inventory management and distribution practices in both build-to-order and engineer-to-order seek to minimize inventory holding periods, and improve customer delivery performance.
Backlog
Delivery schedules vary from customer to customer based on their requirements. For example, large complex projects in specialized markets such as oil & gas and mining at Industrial Process require longer lead times and production cycles. Delivery delays could arise from supply chain limitations, internal production challenges, changes in the customer’s requirements, or technical difficulties. Total backlog, representing firm orders that have been received, acknowledged and entered into our production systems, was $1,093 and $1,017 at December 31, 2013 and 2012, respectively. Total backlog at December 31, 2013 was comprised of 62% from Industrial Process, 18% from Motion Technologies, 11% from ICS, and 9% from Control Technologies. We expect to satisfy nearly all December 31, 2013 backlog commitments during 2014.
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
Product development efforts at Industrial Process focus on technologies that reduce customer’s total cost of ownership. We continue to significantly expand our API pump coverage to service the oil & gas market. We have continued to add sizes to our multistage product families for high pressure and high temperature applications and expand the range of single double suction pumps for oil & gas market applications. IP has continued to expand the Goulds Pumps XHD Extra Heavy Duty Lined Slurry Pump which has been designed for even the toughest slurry applications, such as primary metals and mineral processing. The XHD model features patent pending features that provide superior service and easier maintenance than other slurry pumps. An exciting area of technology advancement within our PRO Services product category is our PumpSmart product family. In 2013, IP launched the Medium Voltage PumpSmart Product line for advanced control of high power pumping systems. A new line of very large Vertical Circulating Water Pumps has been released for high flow applications in power and other industrial applications.
Motion Technologies R&D activities focus on the design and development of products and solutions that either meet specific customers’ needs or anticipate new market trends and environmental regulations. In 2013, Motion Technologies tackled new regulatory challenges concerning the use of copper and became the first friction manufacturer to release copper-free material for commercial vehicle applications. This successful formulation relied on both product innovation as well as innovative processes in thermal treatment. During 2013, Motion Technologies continued to invest in its R&D centers around the world, including the new R&D center in Wuxi, China, to enable ITT to provide the appropriate engineering solutions with responsive service to our customers and for the development of new local product launches.
ICS has re-invigorated its focus on research and development and subsequently seen a notable increase in its new product pipeline. The majority of 2013 product developments were targeting reduced size, weight and cost requirements; environmental standards compliance; and a general expansion of our existing product lines. The launch of our MKJ Series 5 miniature circular connector completes the MKJ product line offering developed as a smaller, lighter and lower cost alternative to traditional 38999-style connectors. The launch of our CA-Blue line of circular connectors for the transportation and industrial markets, the stainless steel version of our D-Sub connectors, and the TiCu version of our Universal Contact line address the latest North American and European environmental requirements, such as RoHS compliance, while new variants of our Micro and Nano product lines offer enhanced EMI (electromagnetic interference) shielding capability providing increased environmental protection.
Control Technologies R&D efforts are aimed at producing innovative technologies that solve our customer’s critical issues. For example, CT Industrial is currently developing a series of liquid spring devices for hydro-electric turbines. The technology, termed VES (Visco-Elastic Support), decouples the turbine from the civil structure and provides reduced thermal forces in the bearing support, thus increasing turbine life. In addition, CT Aerospace is developing vibration isolators for helicopters to reduce rotor vibration and noise, and a high endurance electromechanical actuator for regional jets to improve fuel efficiency.
We anticipate our investments in future R&D activities will moderately increase from current spending levels to ensure a continuing flow of innovative, high quality products and maintain our competitive position in the markets we serve. Such activities are conducted in laboratory and engineering facilities at several of our major manufacturing locations, as well as in our dedicated R&D facilities strategically positioned close to our customers. During 2013, 2012 and 2011, we recognized R&D expenses of $67.3, $62.7, and $63.5, respectively, which are 2.7%, 2.8%, and 3.0%, of revenues, respectively.

Cyclicality and Seasonality
Many of the businesses in which we operate are subject to specific industry and general economic cycles. Our Interconnect Solutions business tends to be impacted more in the early portion of an economic cycle, while the automotive and aerospace components businesses tend to expand in the middle portion of the economic cycle and the industrial pump business typically benefits from late cycle expansion.
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
Employees
As of December 31, 2013, we had approximately 9,400 employees, of which approximately 3,400 were located in the U.S. Approximately 15% of our U.S. employees are represented by unions. We also have unionized employees in Italy, Germany, and Brazil. No one unionized facility accounts for more than 20% of ITT total revenues. Although our relations with our employees are strong and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not experience these or other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor.
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
We record an asset that represents our best estimate of probable recoveries from our insurers for the estimated asbestos liabilities. There are significant assumptions made in developing estimates of asbestos-related recoveries, such as policy triggers, policy or contract interpretation, the methodology for allocating claims to policies, and the continued solvency of the Company’s insurers. Certain of our primary coverage-in-place agreements are exhausted or will be exhausted in the next several months, which may result in higher net cash outflows until excess carriers begin accepting claims for reimbursement. Performance by our insurers could differ from the assumptions underlying the recognized asset and could result in lower collections of receivables than are currently expected to reduce the Company’s asbestos costs.
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
Many uncertainties exist surrounding asbestos litigation. The Company will continue to evaluate its estimated asbestos-related liability and corresponding estimated insurance reimbursement, as well as the underlying assumptions and process used to derive these amounts. Changes in estimates related to these uncertainties may result in increases or decreases to the net asbestos liability, particularly if the quality or number of claims or settlement or defense costs change significantly, if there are significant developments in the trend of case law or court procedures, or if legislation or another alternative solution is implemented; however, the Company is currently unable to estimate such future changes. Although the resolution of asbestos claims takes many years, the effect of changes in our estimates related to our pending or estimated future claims in any given period could be material to our financial statements.
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
We serve a diverse mix of customers in global infrastructure industries which can be volatile. The markets in which our business operates include automotive, aerospace, oil & gas, industrial, mining, chemical and defense, each of which is impacted by specific industry and general economic cycles. Our revenues, operating results and profitability have varied in the past and may vary from quarter to quarter in the future and can be negatively impacted by volatility in the end markets we serve. We have undertaken measures to reduce the impact of this volatility through diversification of markets we serve and expansion of geographic regions in which we operate. We may be adversely affected by disruptions in financial markets or downturns in macroeconomic conditions in specific countries or regions, or in the various industries in which the Company operates or be subject to adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations in the jurisdictions in which the Company operates.
Our international operations, including sales of U.S. exports, comprise a growing portion of our operations and are a strategic focus for continued future growth. Our strategy calls for increasing sales in overseas markets, including emerging growth markets such as Central and South America, China, India and the Middle East. In 2013, 64% of our total sales were to customers operating outside of the United States. Both our sales from international operations and export sales are subject in varying degrees to risks inherent to doing business outside the United States. These risks include the following:

•	Possibility of unfavorable circumstances arising from host country laws or regulations;

•	Currency exchange rate fluctuations and restrictions on currency repatriation;

•	Potential negative consequences from changes to taxation policies;

•	The disruption of operations from labor and political disturbances;

•	Our ability to hire and maintain qualified staff in these regions; and

•	Changes in tariff and trade barriers and import and export licensing requirements.
Instability in the global credit markets, including the recent European economic and financial difficulties related to sovereign debt issues in certain countries and the instability in the geopolitical environment in many parts of the world, may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, deteriorate further we may experience material impacts on our financial statements.
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
We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, Chinese Renminbi, South Korean Won, Hong Kong Dollar, Mexican Peso, British Pound, Czech Koruna, Australian Dollar, Venezuelan Bolivar, and Canadian Dollar. As we continue to grow our business internationally, our operating results could be affected by the relative strength of the European, Asian and developing economies and the impact of currency exchange rate fluctuations. Any significant change in the value of currencies of the countries in which we do business relative to the value of the U.S. Dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our financial statements. In addition to the general risks that we face outside the U.S., we now conduct more of our operations in emerging growth markets than we have in the past, which could involve additional uncertainties, including risks that governments may impose limitations on our ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments to us, or the amount of any such taxes may increase; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging growth markets pose other uncertainties, including the protection of our intellectual property, pressure on the pricing of our products, and risks of political instability.
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
Our operating costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, energy and related utilities, freight, and cost of labor. In order to remain competitive, we may not be able to recuperate all or a portion of these higher costs from our customers through product price increases. Further, our ability to realize financial benefits from VBLSS activities may not be able to mitigate fully or in part these manufacturing and operating cost increases and, as a result, could negatively impact our profitability.
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

Our business could be adversely affected by raw material price volatility and the inability of suppliers to meet quality and delivery requirements, and provide us with certifications relating to conflict minerals.
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
Since our supply chain is complex, ultimately we may not be able to sufficiently discover the origin of the Conflict Minerals (generally defined as the minerals tin, tantalum, titanium and gold which have been extracted from the Democratic Republic of the Congo or adjoining countries) used in our products through the due diligence procedures that we implement, which may adversely affect our reputation with our customers, shareholders, and other stakeholders. In such event, we may also face difficulties in satisfying customers who require that all of our products are certified as conflict mineral free. If we are not able to meet such requirements, customers may choose not to purchase our products, which could adversely affect our sales and the value of portions of our inventory. Further, there may be only a limited number of suppliers offering conflict free minerals and, as a result, we cannot be sure that we will be able to obtain metals, if necessary, from such suppliers in sufficient quantities or at competitive prices. Any one or a combination of these various factors could harm our business, reduce market demand for our products, and adversely affect our profit margins, net sales, and overall financial results.
If we fail to manage the distribution of our products and services effectively, our revenue, gross margin and profitability could suffer. A significant portion of our revenue is derived from a single customer.
We use a variety of sales channels to sell our products and services, including third-party distributors, agents, and resellers. Successfully managing these sales channels is a complex process as we sell a broad mix of products through a network of over 800 distributors, agents, and resellers. Moreover, since each distribution method has distinct risks and profit margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and profit margins. In addition, changes to the sales channels could introduce additional complexity to the sales and inventory management processes and could cause disruptions to customer service or create channel conflicts.
Further, we must manage inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and potential pricing issues. Distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Our reliance on indirect distribution methods may reduce visibility to end-customer demand, generating a time lag to the market trend with potential negative impacts on strategic decisions, including pricing and operational decisions.
Our financial results could be adversely affected by the loss of a distributor, the loss or deterioration of some distribution or reseller arrangements, channel conflicts including the consolidation of third-party distributors, or if the financial conditions of our channel partners were to weaken. It is not unreasonable to suspect that some of our distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, leading to a slowness or difficulty in the cash collection process.
A significant portion of our total revenue (and a significant portion of the revenue of our Motion Technologies segment) is derived from a single customer, whom we sell to through OE pad contracts and OES supply agreements with automakers and which is also a third-party distributor for us in the independent aftermarket channel.

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
Any significant increase in our future effective tax rates could reduce net income for future periods. Given the global nature of our business, a number of factors may increase our future effective tax rates, including:

•	Decisions to repatriate non-U.S. earnings for which we have not previously provided for U.S. income taxes;

•	Changes in the geographic mix of our profits among jurisdictions with differing statutory income tax rates;

•	Sustainability of historical income tax rates in the jurisdictions in which we conduct business;

•	Changes in tax laws applicable to us;

•	The resolution of issues arising from tax audits with various tax authorities; and

•	Changes in the valuation of our deferred tax assets, deferred tax liabilities and deferred tax asset valuation allowances.
The amount of income taxes and other taxes we have paid are subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from amounts paid or reserved, future financial results may include unfavorable tax adjustments. We are currently under routine examination by the U.S. Internal Revenue Service and other tax authorities, and we may be subject to additional examinations in the future. The tax authorities may disagree with our tax treatment of certain material items and thereby increase our tax liability. Failure to sustain our position in these matters could result in a material adverse effect on our financial statements.
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
Our information systems infrastructure is centralized, but our information system applications are both centralized and decentralized. The centralized infrastructure presents a risk in that a potential security breach could have a company-wide impact. The decentralized applications could result in significant replacement costs were the Company to decide to replace a number of the independent operating systems or consolidate operating systems. The inter-relationship of information systems also presents an additional risk when upgrading or replacing information systems. Additionally, we are planning numerous initiatives over the next several years to upgrade or replace existing Enterprise Resource Planning (ERP) systems. Implementing new systems may result in unintended changes to the way in which production is performed and transactions are processed. Our ability to execute these ERP systems implementations will directly impact our potential risk exposure during this implementation period.
The efficient operation of our business is dependent on computer hardware and software systems. While we believe we have taken many steps to protect our information systems, even the most well-protected information systems are vulnerable to internal and external security breaches including those by computer hackers and cyber terrorists. The unavailability of our information systems, the failure of these systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and could result in decreased performance and increased overhead costs, causing an adverse effect on our business, reputation and financial statements.

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
Our portfolio reviews also include the potential for cost-saving initiatives through restructuring, realignment and other initiatives. We strive for and expect to achieve cost savings in connection with certain initiatives, including: (i) manufacturing process and supply chain rationalization; (ii) streamlining redundant administrative overhead and support activities; and (iii) restructuring and repositioning organizations. Cost savings expectations are inherently estimates that are difficult to predict and we cannot provide assurance that we will achieve expected, or any, actual cost savings. Our restructuring activities may place substantial demands on our management, which could lead to the diversion of management’s attention from other business priorities and result in a reduced customer focus.
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
We make contributions to fund our postretirement benefit plans when considered necessary or advantageous to do so. The macro-economic factors discussed above, including the return on postretirement benefit plan assets and the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future funding requirements. A significant decline in the fair value of our plan assets, or other adverse changes to our overall pension and other employee-related benefit plans could require increased funding contributions and could adversely affect our financial statements. Future minimum funding requirements will depend primarily on the return on plan assets and discount rate. Depending on these factors, the level of future minimum contributions could be material.
Other Risks, Including Litigation and Regulatory Risk
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
We record an asset that represents our best estimate of probable recoveries from our insurers for the estimated environmental liabilities. There are significant assumptions made in developing estimates of environmental-related recoveries, such as policy triggers, policy or contract interpretation, and the continued solvency of the Company’s insurers. Performance by our insurers could differ from the assumptions underlying the recognized asset and could result in lower collections of receivables than are currently expected.
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
We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws. We are subject, however, to the risk that we, our affiliated entities, or the respective officers, directors, employees and agents of ITT may take action determined to be in violation of such anti-corruption laws, including but not limited to, the U.S. Foreign Corrupt Practices Act of 1977 and the U.K. Bribery Act of 2010, as well as trade sanctions administered by the Office of Foreign Assets Control, or OFAC, and the U.S. Department of Commerce. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, curtailment of operations in certain jurisdictions, and might adversely affect our business, results of operations or financial position. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
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
In connection with the Distribution, we received a U.S. Internal Revenue Service (IRS) Ruling stating that ITT and its shareholders will not recognize any taxable income, gain, or loss for U.S. Federal income tax purposes as a result of the Distribution. The IRS Ruling, while generally binding upon the IRS, is based on certain factual statements and representations. If any such factual statements or representations were incomplete or untrue in any material respect, or if the facts on which the IRS Ruling was based are materially different from the facts at the time of the Distribution, the IRS could modify or revoke the IRS Ruling retroactively.
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
Each of Exelis and Xylem has agreed not to enter into any transaction that could cause any portion of the Distribution to be taxable to ITT, including under Section 355(e). Pursuant to the Tax Matters Agreement entered into in connection with the Distribution, ITT, Exelis and Xylem have agreed to indemnify each other for any tax liabilities resulting from such transactions and transactions entered into by them. These obligations may discourage, delay or prevent a change of control of our Company.
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
We operate in 33 countries through 158 locations, of which 129 locations are leased. Our properties total 7.2 million square feet, of which 3.7 million square feet are leased. We consider the offices, plants, warehouses, and other properties that we own or lease to be in good condition and generally suitable for their intended purpose. We believe these properties are adequate for the Company’s needs and will generally allow for expansion of capacity if needed. The following table details our quantitatively or qualitatively significant locations by segment.

LOCATION	SQ FT (IN ‘000S)	OWNED / LEASED
Corporate Headquarters
White Plains, New York	54	Leased
Industrial Process
Seneca Falls, New York	973	Owned
Choongbuk, South Korea	190	Owned
Obernkirchen, Germany	176	Owned
Amory, Mississippi	110	Leased
Lancaster, Pennsylvania	89	Owned
City of Industry, California	74	Owned
Southaven, Mississippi	69	Leased
Salto, Brazil	68	Owned
Shanghai, China	66	Leased
Baroda, India	60	Leased
Tizayuca, Mexico	46	Owned
Cheongwon, South Korea	39	Owned
Wangara, Australia	28	Leased
Dammam, Saudi Arabia	27	Leased
Motion Technologies
Oud Beijerland, Netherlands	379	Owned
Barge, Italy	317	Owned
Wuxi, China	303	Leased
Ostrava, Czech Republic	261	Leased
Vauda Canavese, Italy	97	Owned
Termoli, Italy	94	Owned
Hebron, Kentucky	42	Leased
Kelsterbach, Germany	28	Leased
Novi, Michigan	16	Leased
Interconnect Solutions
Santa Ana, California	364	Owned
Nogales, Mexico	358	Owned
Shenzhen, China	294	Leased
Weinstadt, Germany	231	Owned
Basingstoke, England	179	Leased
Lainate, Italy	52	Leased
Santa Rosa, CA	35	Leased
Control Technologies
Valencia, California	200	Leased
Orchard Park, New York	92	Owned
Westminster, South Carolina	66	Owned
Wuxi, China	39	Leased
Billerica, Massachusetts	24	Owned

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to personal injury claims, environmental exposures, intellectual property matters, commercial or contractual disputes, sometimes related to acquisitions or divestitures, and employment and employee benefit matters. We will continue to defend vigorously against all claims. See information provided below and Note 20, Commitments and Contingencies, to the Consolidated Financial Statements for further information.
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
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to a number of factors. As of December 31, 2013, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,264.7, including expected legal fees, and an associated asset of $517.8 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $746.9.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The current executive officers of the Company, as of February 1, 2014, are listed below.

NAME	AGE	CURRENT TITLE
Denise L. Ramos	57	Chief Executive Officer and President
Aris C. Chicles	52	Executive Vice President
Mary Beth Gustafsson	54	Senior Vice President and General Counsel
Munish Nanda	49	Senior Vice President and President, Control Technologies
Robert J. Pagano, Jr.	51	Senior Vice President and President, Industrial Process
Luca Savi	47	Senior Vice President and President, Motion Technologies
Thomas M. Scalera	42	Senior Vice President and Chief Financial Officer
Neil W. Yeargin	48	Senior Vice President and President, Interconnect Solutions
Steven C. Giuliano	44	Vice President and Chief Accounting Officer
Denise L. Ramos was appointed Chief Executive Officer, President and a director of the Company in October 2011. She previously served as Senior Vice President and Chief Financial Officer of the Company since 2007. Prior to joining the Company, Ms. Ramos served as Chief Financial Officer for Furniture Brands International from 2005 to 2007. From 2000 to 2005, Ms. Ramos served as Senior Vice President and Corporate Treasurer at Yum! Brands, Inc. and Chief Financial Officer for the U.S. division of KFC Corporation. Ms. Ramos began her career in 1979 at Atlantic Richfield Company (ARCO), where she had more than twenty years of business and financial experience serving in a number of increasingly responsible finance positions, including Corporate General Auditor and Assistant Treasurer. Ms. Ramos is on the Board of Trustees for the Manufacturers Alliance for Productivity and Innovation and was recently included in the Top 100 Women Leaders in Science, Technology, Engineering, and Math publication by STEMconnector. She is also a member of the Business Roundtable and the Business Council.

Aris C. Chicles has served as our Executive Vice President since October 2011, and as our Senior Vice President, Strategy and Corporate Development from August 2007 to October 2011. Prior to joining us, Mr. Chicles served as Vice President, Corporate Business Development at American Standard, a manufacturer of plumbing and other products, from 2000 to 2006 and he had a 17-year career from 1983 to 2000 with Owens Corning Inc., a leading provider of building materials systems and composite solutions, in a series of progressively responsible operational positions.
Mary Beth Gustafsson has served as our Senior Vice President and General Counsel since February 2014. Prior to joining us, Ms. Gustafsson served as Executive Vice President, General Counsel and Corporate Secretary of First Solar Inc., a global provider of comprehensive photovoltaic solar systems, from 2009 to 2013 and from 2008 to 2009 as Vice President, General Counsel. Ms. Gustafsson was previously Senior Vice President, General Counsel and Secretary of Trane (formerly American Standard Companies, Inc.), a global manufacturer of commercial and residential heating, ventilation and air conditioning equipment, from 2005 to 2008.
Munish Nanda has served as our Senior Vice President and President, Control Technologies since April 2011 and as our Vice President and Director, Integrated Supply Chain for ITT’s Fluid and Motion Control Group from April 2008 to April 2011. Prior to joining us, Mr. Nanda served in various operating leadership and general management positions with Thermo Fisher Scientific Corp. from July 2001 to April 2008, a provider of laboratory operations management solutions and technologies, and Honeywell Inc. from August 2000 to July 2001, a diversified technology and manufacturing company.
Robert J. Pagano, Jr. has served as our Senior Vice President and President, Industrial Process since October 2011, and as our President, ITT Industrial Products group from 2009 to 2011. Prior to that Mr. Pagano served as Vice President, Finance from 2006 to 2009. Mr. Pagano joined the Company in 1997 following the acquisition by the Company of Goulds Pumps and has served in various leadership roles within the Company. Prior to joining us, Mr. Pagano worked at KPMG Peat Marwick as an auditor.
Luca Savi has served as our Senior Vice President and President, Motion Technologies since November 2011. Prior to joining us, Mr. Savi served as Chief Operating Officer, Comau Body Welding at Comau, a subsidiary of the Fiat Group responsible for producing and serving advanced manufacturing systems, from 2009 to 2011 and prior to that as Chief Executive Officer, Comau North America from 2007 to 2009 and Chief Executive Officer, Comau China from 2004 to 2007. Mr. Savi previously held senior leadership roles at Honeywell International, Royal Dutch Shell and Ferruzzi-Montedison Group.
Thomas M. Scalera has served as our Senior Vice President and Chief Financial Officer since October 2011, and he previously served as Vice President, Corporate Finance from 2010 to 2011 and Director, Investor Relations and Financial Planning and Analysis from 2008 to 2010. Prior to joining us, Mr. Scalera held senior financial roles with R.R. Donnelley, Dover Corp., and PricewaterhouseCoopers, LLP.
Neil W. Yeargin has served as our Senior Vice President and President, Interconnect Solutions since February 2013. Prior to joining us, Mr. Yeargin held several leadership roles at Invensys plc, a global maker of software, systems and controls, most recently serving as Senior Vice President, Global Commercial Business from 2011 to 2013 and prior to that as Vice President and General Manager, Americas/APAC from 2008 to 2011. Mr. Yeargin previously held leadership roles in operations, supply chain and process improvement with Cooper Industries and Honeywell Inc. (formerly Allied Signal).
Steven C. Giuliano has served as our Vice President and Chief Accounting Officer since January 2014. Prior to joining us, Mr. Giuliano served as Vice President and Chief Financial Officer of Arch Chemicals, Inc., a global biocides company, from 2007 to 2011. Mr. Giuliano was Controller of Arch Chemicals from 1999 through 2007, while assuming increasing levels of responsibility.

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

	2013		2012
	High	Low	High	Low
Three Months Ended:
March 31	$29.38	$23.83	$25.59	$19.52
June 30	30.93	25.94	23.33	16.88
September 30	36.51	29.11	21.85	17.22
December 31	43.66	35.06	23.46	19.79
We declared dividends of $0.10 and $0.091 per share of common stock in each of the four quarters of 2013 and 2012, respectively. In the first quarter of 2014, we declared a dividend of $0.11 per share for shareholders of record on March 14, 2014. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.
There were approximately 11,355 holders of record of our common stock on February 11, 2014.
EQUITY COMPENSATION PLAN INFORMATION
The equity compensation plan information called for by Item 5(a) is set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement for the 2014 Annual Meeting of Shareholders.
During the fiscal year ended December 31, 2013, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.
ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.

PERFORMANCE GRAPH
CUMULATIVE TOTAL RETURN
Based upon an initial investment on December 31, 2008 of $100 with dividends reinvested

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
ITT Corporation	$100.00	$110.29	$117.98	$134.51	$166.06	$311.16
S&P 400 Mid-Cap	$100.00	$137.38	$173.98	$170.97	$201.54	$268.97
S&P 400 Industrial Machinery	$100.00	$131.62	$172.45	$170.45	$208.00	$284.79
S&P 400 Capital Goods(a)	$100.00	$137.05	$185.78	$177.31	$222.29	$319.52

(a)
The S&P 400 Capital Goods index will replace the S&P 400 Industrial Machinery index within our performance graph in future Annual Report on Form 10-K filings. The S&P 400 Capital Goods index is the index utilized by the Company as the performance group for the long-term incentive plan total shareholder return awards.

This graph is not, and is not intended to be, indicative of future performance of our common stock. This graph shall not be deemed “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents selected historical financial data derived from the Consolidated Financial Statements for each of the five years presented. The selected financial data should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto.

(In Millions, except per share amounts)	2013	2012	2011	2010	2009
Results of Operations
Revenue	$2,496.9	$2,227.8	$2,085.6	$1,890.7	$1,757.3
Gross profit	799.8	680.2	645.0	603.9	560.0
Gross margin	32.0%	30.5%	30.9%	31.9%	31.9%
Asbestos costs(a)	32.8	50.9	100.4	384.8	237.5
Transformation costs(b)	2.2	13.0	396.1	—	—
Other operating costs(c)	581.2	464.8	393.4	399.7	439.9
Operating income (loss)	183.6	151.5	(244.9)	(180.6)	(117.4)
Operating margin	7.4%	6.8%	(11.7)%	(9.6)%	(6.7)%
Income tax (benefit) expense(d)	(309.6)	39.6	260.6	(142.2)	(95.9)
Income (loss) from continuing operations attributable to ITT Corporation	487.7	109.5	(576.5)	(130.4)	(109.1)
Earnings from discontinued operations, net of tax(e)	0.8	15.9	447.0	934.7	737.9
Net income (loss) attributable to ITT Corporation	$488.5	$125.4	$(129.5)	$804.3	$628.8
Income (loss) from continuing operations per basic share	$5.36	$1.18	$(6.22)	$(1.42)	$(1.20)
Income (loss) from discontinued operations per basic share	$0.01	$0.17	$4.82	$10.17	$8.09
Net income (loss) per basic share	$5.37	$1.35	$(1.40)	$8.75	$6.89
Income (loss) from continuing operations per diluted share	$5.28	$1.16	$(6.22)	$(1.42)	$(1.20)
Income (loss) from discontinued operations per diluted share	$0.01	$0.17	$4.82	$10.17	$8.09
Net income (loss) per diluted share	$5.29	$1.33	$(1.40)	$8.75	$6.89
Dividends declared	$0.40	$0.364	$1.591	$2.00	$1.70
Financial Position
Cash and cash equivalents(f)	$507.3	$544.5	$689.8	$206.0	$186.6
Total assets(g)	3,740.2	3,386.1	3,671.5	12,616.4	11,195.5
Total debt and capital leases(h)	48.9	26.9	6.5	1,359.6	1,493.8

(a)
In 2009, we began recognizing asbestos liabilities for claims estimated to be filed over the next 10 years, net of estimated recoveries. It is probable that we will incur additional liabilities for asbestos claims filed beyond the next 10 years and such liabilities may be material. See Note 20, “Commitments and Contingencies,” to the Consolidated Financial Statements for further information.

(b)
In 2011, $396.1 of transformation costs were incurred to effectuate the Distribution of Exelis and Xylem (transformation costs), including debt extinguishment costs of $296.8. See Note 6, “Company Transformation,” to the Consolidated Financial Statements for further information.

(c)
The increase in other operating costs from 2012 to 2013 primarily relate to an additional eleven months of Bornemann operations during 2013 as well as higher selling, general and administrative costs associated with increased spending on a number of entity-wide initiatives and organic revenue growth.

(d)
The 2013 tax benefit of $309.6 includes the release of a U.S. deferred tax valuation allowance of $374.6 that was initially established in 2011. The 2011 tax expense of $260.6 includes a $340.7 valuation allowance for U.S.

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

(e)
Discontinued operations include the results of the Shape Cutting Businesses (disposed of in 2012), Exelis (disposed of in 2011), Xylem (disposed of in 2011) and transformation costs of $240.1 recorded during 2011. Amounts presented within discontinued operations are costs directly related to the Distribution, primarily advisory fees and information technology costs, which provide no future benefit to the Company.

(f)
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

(g)
The increase in total assets from 2012 to 2013 is primarily due to the release of a U.S. deferred tax valuation allowance of $374.6. The decline in total assets from 2011 to 2012 is primarily due to a reduction in asbestos-related assets and liabilities resulting from a Settlement Agreement executed during the third quarter of 2012. See Note 20, Commitments and Contingencies, to the Consolidated Financial Statements for further information. The decline in total assets from 2010 to 2011 is primarily attributable to the Distribution of Exelis and Xylem on October 31, 2011, which had total combined assets of $9,322.6 as of December 31, 2010. The assets of Exelis and Xylem, although presented as discontinued operations, are included in total assets for 2009 and 2010.

(h)	Total debt as of December 31, 2011 reflects the extinguishment of $1,251.0 of long-term debt in October 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As we noted earlier on page 3 of this Annual Report on Form 10-K, this Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” (along with other sections of this Annual Report), may contain forward-looking statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the business and future financial results of the industry in which we operate, and other legal, regulatory and economic developments. These forward-looking statements include, but are not limited to, future strategic plans and other statements that describe the company’s business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance.
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
The risk factors discussed in Part I, Item 1A, “Risk Factors,” and other risks identified in this Annual Report on Form 10-K could cause our actual results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
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
Our product and service offerings are organized into four segments: Industrial Process, Motion Technologies, Interconnect Solutions, and Control Technologies. These businesses generally operate within niche positions in large, attractive markets where specialized engineered solutions are required to support the needs of large industrial, transportation, and energy customers.
Industrial Process manufactures engineered fluid process equipment serving a diversified mix of customers in global infrastructure industries such as oil & gas, mining, power generation, chemical and other process markets and is a provider of plant optimization and efficiency solutions and aftermarket services and parts.
Motion Technologies manufactures brake pads, shock absorbers and damping technologies for the global automotive, truck, trailer and public bus and rail transportation markets.
Interconnect Solutions manufactures a wide range of highly specialized connector products that make it possible to transfer signal and power in various electronic devices that are utilized in the aerospace and defense, industrial and transportation, oil & gas markets, and medical markets.
Control Technologies manufactures specialized equipment, including actuation, valves, switches, vibration isolation, custom-energy absorption, and regulators for the aerospace and defense, and industrial markets.

EXECUTIVE SUMMARY
During 2013, we continued on our strategic growth path emphasizing on our key growth areas; Market Expansion, Differentiated Customer Experience, Operational Excellence, and Effective Capital Deployment. We geared towards margin improvement through various operational initiatives, while leveraging our strengths to further expand our global capabilities and reach. We invested in capacity expansion, technology, and R&D projects to drive organic growth and continued to advance our acquisition pipeline. We implemented a series of strategic objectives, including front-end realignment and on-time delivery initiatives, to grow the top-line in Interconnect Solutions' core markets, while improving the overall cost structure of the segment.
One of our key operational priorities is to execute VBLSS transformations at each of our significant revenue-producing facilities in the next three to five years, with the goal of improving the overall depth and breadth across all elements of process efficiency. VBLSS encompasses lean enterprise as well as continuous process improvement in other critical areas such as customer service and order entry and fulfillment. Our intent is to drive ever increasing levels of quality, speed, and efficiency throughout the organization to help drive margin improvement and customer performance. We are still in the early stages of our five-year lean transformation initiative but we are already seeing significant improvements on numerous key performance indicators. One such indicator, on-time delivery which helps us deliver a premier customer experience, has improved at a majority of our businesses during the year. At ITT, we are extending the lean concept beyond manufacturing to deliver a differentiated value to our customers by improving overall service and responsiveness. We have also engaged in sourcing initiatives that have delivered supply chain savings that exceeded our expectations and reflect the increased leverage our global strategic sourcing council has provided.
Our Industrial Process segment pursued opportunities in the growing global oil & gas markets and looked for opportunities to expand their aftermarket business, while integrating Bornemann to fully leverage its technology and our distribution network. Our Motion Technologies segment continues to expand our share of the automotive market with our advanced braking technologies by further penetrating the Asia-Pacific and North American regions. Control Technologies is focused on expanding their customer base, especially internationally, and to increase our direct customer contact to complement our extensive distributor network.
During 2013, we increased capital spending by $39.1 to $122.9 on expanding capacity through the construction of a new South Korea oil & gas production facility that will play a key role in advancing our energy strategy by becoming our Energy Center of Excellence for the Eastern Hemisphere. We have also committed to and began construction on the expansion of our Seneca Falls, New York facility, which is our Energy Center of Excellence for the Western Hemisphere and Global R&D Center of Excellence. Additionally, we completed an expansion of our research and development and testing capabilities and will be adding capacity and reorganizing our existing facility to accommodate larger, more complex industrial pumps and to meet the growing demands of our customers.
We also returned $124.3 to shareholders in 2013 through a combination of share repurchases and dividends and invested $28.4 in restructuring initiatives. The restructuring initiatives focused on accelerating the turnaround efforts in certain businesses and we are implementing restructuring actions accordingly. Interconnect Solutions is one of those turnaround businesses, for which we have taken a holistic approach to deliver sustainable performance enhancements to our customers. We have focused on the front end and better coordination of connecting our engineering, marketing and sales directly with our key strategic channel partners and customers. We are also working to better align the manufacturing and overhead cost structure with the future strategy of the business. We are dedicated to reclaiming our leading position with our customers by providing innovative, high quality, reliable, highly engineered harsh environment connectors when the customer needs them. As a result of this focus, our Interconnect Solutions business illustrated preliminary benefits of this strategy, expanding its operating margin by 180 basis points from 2012.
From a results standpoint, 2013 was a strong year as we experienced positive results from each of our four segments. On a consolidated basis, we delivered revenue growth of 12.1% and organic revenue growth of 6.3%. The organic revenue growth was primarily driven by share gains in the automotive brake pad markets in China and Western Europe and by global sales of oil and gas pumps. Offsetting this growth were declines from pump equipment destined for the mining market and baseline pumps for the chemical and industrial markets. In addition, we won numerous positions on key strategic contracts and orders during 2013, which drove a 6.9% increase in organic orders received. Consolidated operating income was $183.6 for the year, representing a $32.1 or 21.2% increase from the prior year, due to improved segment operating performance reflecting higher sales volume and net savings of approximately $42 from our VBLSS, sourcing, and restructuring initiatives and a year-over-year reduction in asbestos-related costs of $18.1 primarily related to a settlement agreement in 2013. We also continued our repositioning of the organization following the 2011 spin-offs of Exelis and Xylem, incurring costs of $23.0 (repositioning costs) during 2013, primarily related to the exit transition service agreements and creating IT infrastructure modifications. Net income from continuing operations was $487.7 during 2013, which included a $374.6 release of a U.S. deferred tax valuation allowance, resulting in earnings of $5.28 per diluted share, reflecting growth of 355.2% over the prior year.
Adjusted income from continuing operations was $186.3 for 2013, reflecting an increase of $28.3, or 17.9%, over the prior year. Our adjusted income from continuing operations translated into $2.02 per diluted share, a $0.34 per share, or 20.2%, increase over the prior year. See the “Key Performance Indicators and Non-GAAP Measures,” for reconciliation of non-GAAP measures.
DISCUSSION OF FINANCIAL RESULTS
2013 VERSUS 2012

	2013	2012	Change
Revenue	$2,496.9	$2,227.8	12.1%
Gross profit	799.8	680.2	17.6%
Gross margin	32.0%	30.5%	150	bp
Operating expenses	616.2	528.7	16.6%
Operating expense to revenue ratio	24.7%	23.7%	100	bp
Operating income	183.6	151.5	21.2%
Operating margin	7.4%	6.8%	60	bp
Interest and non-operating expenses, net	3.1	2.4	29.2%
Income tax (benefit) expense	(309.6)	39.6	(881.8)%
Effective tax rate	(171.5)%	26.6%	(19,810	)bp
Income from continuing operations attributable to ITT Corporation	487.7	109.5	345.4%
Earnings from discontinued operations, net of tax	0.8	15.9	(95.0)%
Net income attributable to ITT Corporation	$488.5	$125.4	289.6%
REVENUE
Revenue for the year ended December 31, 2013 increased $269.1, or 12.1%, over the prior year, primarily driven by our fourth quarter 2012 acquisition of Bornemann, which represented $136.0 of the increase. The Industrial Process segment saw organic revenue gains during the year from global expansion in the oil & gas market. In addition, we experienced growth of $95.6, or 15.3%, from our Motion Technologies segment primarily due to year-over-year OEM volume growth from expanded global brake pad market share gains and increased aftermarket demand. Our Interconnect Solutions segment also generated sales growth of $19.8, or 5.3%, with increased sales in all core market categories.
The following table illustrates revenue generated with a specific country or region for the years ended December 31, 2013 and 2012, the corresponding percentage change, and the organic growth. See below for further discussion of year-over-year revenue activity at the segment level. See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue growth.

	2013	2012	Change	Organic Growth
United States	$896.2	$869.3	3.1%	0.9%
Germany	266.7	200.5	33.0%	19.7%
France	144.7	118.2	22.4%	17.2%
Other developed markets	438.7	401.1	9.4%	1.7%
Total developed markets	1,746.3	1,589.1	9.9%	4.7%
South and Central America(a)	200.2	198.3	1.0%	(8.5)%
Eastern Europe and Russia	124.3	103.1	20.6%	11.2%
Middle East and Africa	144.1	114.3	26.1%	19.8%
China and Hong Kong	140.5	113.6	23.7%	17.8%
Other emerging growth markets	141.5	109.4	29.3%	24.8%
Total emerging growth markets	750.6	638.7	17.5%	10.2%
Total Revenue	$2,496.9	$2,227.8	12.1%	6.3%

(a)	Includes Mexico

The following table illustrates the year-over-year revenue results from each of our segments for the years ended December 31, 2013 and 2012.

	2013	2012	Change	Organic Growth
Industrial Process	$1,107.4	$955.8	15.9%	3.7%
Motion Technologies	721.8	626.2	15.3%	12.7%
Interconnect Solutions	395.5	375.7	5.3%	5.9%
Control Technologies	278.2	277.1	0.4%	0.7%
Eliminations	(6.0)	(7.0)	(14.3)%	—
Total Revenue	$2,496.9	$2,227.8	12.1%	6.3%
Industrial Process
Industrial Process revenue for the year ended December 31, 2013 increased $151.6, or 15.9%, year-over-year, primarily related to our fourth quarter 2012 acquisition of Bornemann. This acquisition provided $136.0 of incremental year-over-year revenue during 2013. Organic revenue increased 3.7% primarily due to gains in the global oil & gas market of approximately 21%, as well as increased shipments of project pumps in the North American chemical market. In addition, organic revenue growth reflected strength in aftermarket sales of approximately 15% as compared to the prior year. The growth in these areas during 2013 was partially offset by year-over-year weakness for North American baseline pumps and valves, delays in large global project shipments, as well as lower activity in the global mining and general industrial markets.
Orders for the year ended December 31, 2013 increased $207.1, or 21.7%, as compared to the prior year, primarily reflecting Bornemann orders of $170.6. Organic orders increased $39.6, or 4.1%, due to an increase in parts orders and increased project business globally, partially offset by lower baseline business and valves orders in North America. The level of order and shipment activity related to engineered pumps can vary from period to period, which may impact year-over-year comparisons.
Backlog as of December 31, 2013 was $681.7 an increase of $53.2, or 8.5%, over December 31, 2012, with a significant portion related to complex project business expected to ship in the first half of 2014. This expectation coupled with the potential for lower levels of baseline pump shipments due to the order declines experienced during the fourth quarter of 2013 may have an unfavorable impact on margins during the first half of 2014. For the full year of 2014, we expect revenue to exceed 2013 levels stemming from anticipated growth in the oil & gas market and benefits from our aftermarket-related growth investments.
Motion Technologies
Motion Technologies revenue for the year ended December 31, 2013 increased $95.6, or 15.3%, compared to the prior year, reflecting significant gains in both OEM and aftermarket within the Friction Technologies business. Foreign currency translation favorably impacted revenue growth by $16.1, resulting in organic revenue growth of 12.7%, over the prior year.
Our aftermarket revenues, which are predominately generated within Europe and include OES and independent aftermarket channels, grew by approximately 15% during 2013 reflecting the benefits from a number of new business awards and campaigns from automakers. Additionally, during 2013, we began to generate OES volumes from OE platforms in China.
The strong growth in OEM automotive brake pad volume was driven by Europe and China. The growth in Europe resulted from of our increasing number of automotive platforms and share gains, despite continued economic challenges. According to the European Automobile Manufacturers’ Association (ACEA), car sales in Europe were 11.9 units in 2013, a year-over-year decrease of 1.7%.
The Chinese automotive market saw a significant increase in car sales during 2013, approximately 14% according to China Association of Automobile Manufacturers (CAAM). Our investments and strategic focus to gain market share in the region led to growth of approximately 54% in China.
Motion Technologies 2013 revenue growth was partially offset by a decline in revenue from the KONI business primarily related to the delay of various rail infrastructure projects in China and lower orders of military-related shock absorbers in the U.S.
Orders increased during 2013 by 18.8% year-over-year to $743.9, including a favorable impact from foreign currency of $16.1, reflecting significant fourth quarter order growth from Friction Technologies and KONI. We are anticipating revenue growth throughout 2014 primarily fueled by further year-over-year OE production increases in China and Europe.

Interconnect Solutions
Interconnect Solutions revenue for the year ended December 31, 2013 increased by $19.8, or 5.3%, compared to the prior year, due to growth in each of our served core markets, attributable to improving macro-economic conditions affecting the connector industry and by increased operational execution. Our growth in the aerospace and defense market of 11.9%, was driven by benefits from funded U.S. programs unaffected by the U.S. sequestration and by strong demand from commercial airline manufacturers. Growth in the communications market of 6.0% was driven by a recent position win with a major Smartphone manufacturer and a corresponding production ramp-up during 2013. Growth in the industrial and transportation market of 3.0% reflected increases in North America and Europe as well as growth from sales of medical-related connector equipment. Growth in the oil & gas market of 7.0% primarily reflects increased distribution activity in North and South America.
Orders increased during 2013 by 4.3% to $400.3, primarily reflecting year-over-year gains from the aerospace and defense and industrial markets.
Control Technologies
Control Technologies revenue for the year ended December 31, 2013 increased by $1.1, or 0.4% as compared to the prior year reflecting growth in our aerospace commercial OEM products of approximately 20%, offset by a decline in revenue from our defense and industrial market product applications and an aerospace aftermarket program that is nearing its end of life in 2014. Our defense products applications revenue is down approximately 12% for the year, mainly due to programs impacted by the U.S. government sequestration. Revenue from industrial product applications declined approximately 5%, primarily driven by a decline in energy absorption equipment sales due to the completion of two large infrastructure projects during the prior year and lower sales of precision motion control products.
Orders decreased during 2013 by 2.7% to $276.0, primarily due to large orders received during the fourth quarter of 2012 related to our seat actuation systems. Orders received during 2013 were also impacted by lower defense-related orders and the aerospace aftermarket program that is nearing its end of life. These declines were partially offset by order growth of approximately 30% from commercial OEM product applications driven by improved content levels and higher aircraft production rates.
GROSS PROFIT
Gross profit for the year ended December 31, 2013 was $799.8, an increase of $119.6 primarily from net savings related to global sourcing and VBLSS initiatives combined with contributions from our Bornemann acquisition. In addition, increased sales volumes were partially offset by an unfavorable change in price and sales mix across segments. The table below provides gross profit and gross margin by segment for the year ended December 31, 2013 and 2012.

	2013	2012	Change
Industrial Process	$361.7	$294.8	22.7%
Motion Technologies	193.4	160.4	20.6%
Interconnect Solutions	129.7	111.8	16.0%
Control Technologies	113.7	111.8	1.7%
Corporate and Other	1.3	1.4	(7.1)%
Total gross profit	$799.8	$680.2	17.6%
Gross margin:
Industrial Process	32.7%	30.8%	190	bp
Motion Technologies	26.8%	25.6%	120	bp
Interconnect Solutions	32.8%	29.8%	300	bp
Control Technologies	40.9%	40.3%	60	bp
Consolidated	32.0%	30.5%	150	bp

OPERATING EXPENSES
Operating expenses for the year ended December 31, 2013 increased $87.5 compared to the prior year, primarily driven by increased costs from the Bornemann business and costs to restructure and reposition the Company following the 2011 spin-offs, partially offset by lower asbestos-related costs. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	2013	2012	Change
Sales and marketing expenses	$216.2	$180.4	19.8%
General and administrative expenses	297.7	221.7	34.3%
Research and development expenses	67.3	62.7	7.3%
Asbestos-related costs, net	32.8	50.9	(35.6)%
Transformation costs	2.2	13.0	(83.1)%
Total operating expenses	$616.2	$528.7	16.6%
By Segment:
Industrial Process	$249.7	$195.5	27.7%
Motion Technologies	93.1	77.3	20.4%
Interconnect Solutions	115.5	104.9	10.1%
Control Technologies	58.4	53.5	9.2%
Corporate & Other	99.5	97.5	2.1%
Sales and marketing expenses for the year ended December 31, 2013 increased $35.8 primarily due to costs from the Bornemann business.
General and administrative (G&A) expenses for the year ended December 31, 2013 increased $76.0, including incremental year-over-year 2013 expenses of $18.6 associated with the Bornemann business. In addition, during 2013 we recorded restructuring charges of $28.4, an increase of $14.4, primarily related to the Interconnect Solutions turnaround strategy. We estimate our 2013 restructuring actions will yield approximately $18 in annual net savings. Additionally, during 2013 we incurred costs to reposition the organization (repositioning costs) of $23.0 following the 2011 spin-offs of Exelis and Xylem. Repositioning costs primarily consisted of costs to exit transition services agreements, IT infrastructure modifications, and other various actions and resulted in an increase to G&A expenses of $14.3. The Company expects to incur additional repositioning costs and payments of approximately $10 during 2014 primarily related to the continued expansion of our human resources capabilities. In addition, 2013 was unfavorably impacted by higher corporate G&A expenses following the 2012 recognition of an insurance-related asset on environmental exposures and higher prior year environmental insurance recoveries.
R&D costs increased 7.3% year-over-year, as we continued to invest in new product developments in targeted growth markets at each segment. As a percentage of revenue, R&D costs declined to 2.7% in 2013 from 2.8% in 2012, primarily as a function of our year-over-year revenue growth. We anticipate our investments in future R&D activities will moderately increase from current spending levels to ensure a continuing flow of innovative, high quality products and maintain our competitive position in the markets we serve.
We recognized transformation costs of $2.2 and $13.0, including $1.3 and $4.3 that was reflected in results of our business segments, during 2013 and 2012, respectively. Transformation costs reflect expenses incurred in connection with activities taken to complete the separation following the Distribution. As of December 31, 2013, activities related to the Distribution are substantially complete. See Note 6, "Company Transformation" in our Notes to the Consolidated Financial Statements for further information.
Asbestos-Related Costs, Net
During 2013, we recognized net asbestos-related costs of $32.8, reflecting a decrease of $18.1 compared to the prior year, primarily related to a $31.0 benefit recognized in connection with a settlement agreement with an insurer in 2013 compared to a $5.8 benefit due to a settlement in 2012. Additionally, a distribution received from an insolvent insurer resulted in a separate $5.8 benefit in 2012. We experienced $2.4 favorability compared to the prior year in connection with our annual remeasurement. Based on the results of our 2013 remeasurement, performed in the third quarter of each year, we decreased our estimated undiscounted asbestos liability, including legal fees, by $65.0 which is a result of several developments, including an expectation of lower defense costs relative to indemnities paid over the projection period and favorable experience in the ratio of cases dismissed versus settled. These favorable impacts were offset in part by an increase in expected average settlement values.

Also in connection with the 2013 remeasurement the Company reduced its estimated asbestos-related assets by $65.5, which was primarily the result of the decrease in the estimated liability and changes in our recovery assumptions. In addition to the charges associated with our annual remeasurement, we record a net asbestos charge each quarter to maintain a rolling 10-year forecast period.
See Note 20, “Commitments and Contingencies,” in our Notes to the Consolidated Financial Statements for further information on our asbestos-related liabilities and assets.
OPERATING INCOME
Operating income for 2013 was $183.6, reflecting an increase of 21.2% over the prior year primarily due to segment operating income growth of $34.2 and lower asbestos-related and transformation costs of $28.9, partially offset by an increase in other corporate costs. The following table illustrates the 2013 and 2012 operating income and operating margin by segments and at the consolidated level.

	2013	2012	Change
Industrial Process	$112.0	$99.3	12.8%
Motion Technologies	100.3	83.1	20.7%
Interconnect Solutions	14.2	6.9	105.8%
Control Technologies	55.3	58.3	(5.1)%
Segment operating income	281.8	247.6	13.8%
Asbestos-related costs, net	(32.8)	(50.9)	(35.6)%
Transformation costs(a)	(0.9)	(8.7)	(89.7)%
Other corporate costs	(64.5)	(36.5)	76.7%
Total corporate and other costs	(98.2)	(96.1)	2.2%
Total operating income (loss)	$183.6	$151.5	21.2%
Operating margin:
Industrial Process	10.1%	10.4%	(30	)bp
Motion Technologies	13.9%	13.3%	60	bp
Interconnect Solutions	3.6%	1.8%	180	bp
Control Technologies	19.9%	21.0%	(110	)bp
Segment operating margin	11.3%	11.1%	20	bp
Consolidated operating margin	7.4%	6.8%	60	bp

(a)	Reflects only the transformation costs incurred at the corporate level. Transformation costs of $1.3 and $4.3 are presented within segment operating income for 2013 and 2012, respectively
Industrial Process operating income for the year ended December 31, 2013 increased $12.7, or 12.8%, while operating margin declined 30 basis points to 10.1%, as favorability from increased sales volume and VBLSS and sourcing cost reduction initiatives were partially offset by an $8.1 increase in amortization expense related to intangible assets acquired during the Bornemann acquisition. In addition, operating income and margin was unfavorably impacted by an increase of approximately $7.0 in strategic investment costs primarily related to facility expansion expenses and an aftermarket expansion initiative and an increase in restructuring expenses of $4.2 primarily related to the closure of a non-core construction pump business.
Motion Technologies operating income for the year ended December 31, 2013 increased $17.2 resulting in a 60 basis point improvement in operating margin. The increase in operating income and margin was primarily due to higher sales volumes and net savings from sourcing, VBLSS, and restructuring initiatives. These benefits were partially offset by higher maintenance costs and unfavorable pricing impacts. In addition, our 2013 operating income was unfavorably impacted by an inventory valuation adjustment, an increase in warranty and restructuring costs, and higher bad debt expense.
Interconnect Solutions operating income increased $7.3 for the year ended December 31, 2013, resulting in operating income of $14.2 and a 180 basis point increase in operating margin. Operating income was favorably impacted by net savings from restructuring, sourcing, and VBLSS initiatives as well as higher sales volume but had an unfavorable sales mix impact. These benefits were also partially offset by an increase in restructuring costs of $10.0, as well as an unfavorable impact of $1.3 from foreign currency fluctuations.

Control Technologies operating income for the year ended December 31, 2013 decreased $3.0, reflecting a 110 basis point decline in operating margin. The year-over-year decrease was primarily driven by an unfavorable change in sales mix, an increase in strategic investment expenses, an unfavorable impact from foreign currency fluctuations, and a pension curtailment charge. These items were partially offset by net cost reductions from VBLSS, sourcing, and pricing initiatives of approximately $8.2.
Other corporate costs increased $28.0 primarily due to higher repositioning costs related to system separation activities, as well as a prior year benefit recorded related to the recognition of an insurance-related asset on environmental exposures. Other corporate costs for 2013 were also impacted by higher compensation and benefit-related costs which include higher annual and long-term incentive plan expenses.
INTEREST AND NON-OPERATING EXPENSES, NET

	2013	2012	Change
Interest expense	$6.3	$0.1	6,200.0%
Interest income	5.0	2.8	78.6%
Miscellaneous expense (income), net	1.8	5.1	(64.7)%
Total interest and non-operating expenses, net	$3.1	$2.4	29.2%
Interest expense increased by $6.2 during 2013, primarily due to a year-over-year unfavorable movement in accrued interest associated with unrecognized tax benefits.
Interest income increased by $2.2 during 2013, primarily due to interest received during 2013 in connection with a settlement of legacy receivables and payables with a former ITT entity, partially offset by lower year-over-year interest earned on cash deposit balances.
Miscellaneous expenses (income), net decreased $3.3 during 2013, primarily due to a change in the presentation of income from noncontrolling interests. Income from noncontrolling interests was $2.3 during 2012.
INCOME TAX EXPENSE
For the year ended December 31, 2013, the Company recognized an income tax benefit of $309.6 representing an effective tax rate of (171.5)%, compared to income tax expense of $39.6, and an effective tax rate of 26.6% for 2012. Our effective tax rate in 2013 differs from the statutory tax rate primarily as a result of the release of the valuation allowance that was initially recorded in 2011 as discussed below.
The Company released the valuation allowance against its U.S. deferred tax assets and recorded a tax benefit of $374.6 during 2013. The valuation allowance was originally recorded in 2011 on U.S. deferred tax assets, in part, due to a cumulative three-year loss position resulting primarily from previous asbestos remeasurement charges. This cumulative loss position was considered a significant source of negative evidence and limited our ability to weigh other subjective evidence such as our projections for future growth. The Company generated U.S. adjusted income in 2012 and 2013 and is now in a cumulative three year income position. Based on positive evidence, including the three year cumulative positive income and the absence of any significant negative evidence, management determined that it is more likely than not that the Company's U.S. deferred tax assets will be realized except for certain deferred tax assets attributable to state net operating losses and tax credits.
As a result of a cumulative loss, the Company established a valuation allowance on foreign net deferred tax assets in Brazil and the U.K. The Company continues to maintain a valuation allowance against certain foreign net deferred tax assets, primarily in Luxembourg, Germany and China. Overall, the increase in the foreign valuation allowance of $29.0 is primarily attributable to foreign net operating loss carryforwards in Luxembourg.
Our 2013 effective tax rate also reflected a tax charge $11.0 for the deferred tax liabilities for the undistributed earnings generated in Hong Kong, Japan, and South Korea which are no longer considered to be indefinitely reinvested. We continue to provide deferred taxes on certain undistributed earnings in Luxembourg. We have not provided for deferred taxes on the remaining excess of financial reporting over tax bases of investments in foreign subsidiaries in the amount of $506.6 because we plan to reinvest such earnings indefinitely outside the U.S. While the amount of U.S. federal income taxes, if such earnings are distributed in the future, cannot be determined, such taxes may be reduced by tax credits and other tax deductions.

EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX
Income from discontinued operations decreased by $15.1 during 2013 primarily due to the sale of our former shape cutting product lines which generated a gain on sale of $9.0. In addition, the 2012 results include a $5.6 benefit from the settlement of an asbestos-related matter, $6.9 of after-tax costs related to the spin-off of Exelis and Xylem, and a tax benefit of $5.9 primarily related to the completion of tax examinations and changes in unrecognized tax benefits. During 2013, income from discontinued operations included a net after-tax loss of $1.3 related to a settlement of legacy receivables and payables with a former ITT entity.
DISCUSSION OF FINANCIAL RESULTS
2012 VERSUS 2011

	2012	2011	Change
Revenue	$2,227.8	$2,085.6	6.8%
Gross profit	680.2	645.0	5.5%
Gross margin	30.5%	30.9%	(40	)bp
Operating expenses	528.7	889.9	(40.6)%
Operating expense to revenue ratio	23.7%	42.7%	(1,900	)bp
Operating income (loss)	151.5	(244.9)	161.9%
Operating margin	6.8%	(11.7)%	1,850	bp
Interest and non-operating expenses, net	2.4	71.0	(96.6)%
Income tax expense	39.6	260.6	(84.8)%
Effective tax rate	26.6%	(82.5)%	10,910	bp
Income (loss) from continuing operations	109.5	(576.5)	119.0%
Earnings from discontinued operations, net of tax	15.9	447.0	(96.4)%
Net income (loss)	$125.4	$(129.5)	196.8%
REVENUE
Revenue for the year ended December 31, 2012 increased $142.2, or 6.8%, reflecting growth in the global industrial pump market and share gains in global automotive, partially offset by revenue declines at ICS and Control Technologies. The total increase was partially offset by unfavorable foreign currency fluctuations of $58.9, which primarily related to a weakening of the Euro relative to the U.S. Dollar that affected Motion Technologies.
The following table illustrates revenue generated with a specific country or region for the years ended December 31, 2012 and 2011, the corresponding percentage change, the organic growth. See below for further discussion of year-over-year revenue activity at the segment level.

	2012	2011	Change	Organic Growth
United States	$869.3	$779.6	11.5%	11.8%
Germany	200.5	229.8	(12.8)%	(5.3)%
France	118.2	126.9	(6.9)%	0.4%
Other developed markets	401.1	360.9	11.1%	6.8%
Total developed markets	1,589.1	1,497.2	6.1%	7.1%
South and Central America(a)	198.4	178.1	11.4%	14.6%
Eastern Europe and Russia	103.1	105.5	(2.3)%	4.4%
Middle East and Africa	114.3	98.2	16.4%	16.5%
China and Hong Kong	113.6	115.0	(1.2)%	(2.2)%
Other emerging growth markets	109.3	91.6	19.3%	18.3%
Total emerging growth markets	638.7	588.4	8.5%	10.3%
Total Revenue	$2,227.8	$2,085.6	6.8%	7.9%

(a)	Includes Mexico

The following table illustrates the year-over-year revenue results from each of our segments for the years ended December 31, 2012 and 2011.

	2012	2011	Change	Organic Growth
Industrial Process	$955.8	$766.7	24.7%	20.2%
Motion Technologies	626.2	634.4	(1.3)%	6.0%
Interconnect Solutions	375.7	417.8	(10.1)%	(7.9)%
Control Technologies	277.1	285.5	(2.9)%	(2.9)%
Eliminations	(7.0)	(18.8)	(62.8)%	—
Total Revenue	$2,227.8	$2,085.6	6.8%	7.9%
Industrial Process
The Industrial Process segment reported sales during 2012 with revenue reaching $955.8, an increase of $189.1, or 24.7%, from 2011. This growth partially reflected benefits from our acquisitions of Blakers and Bornemann, which combined to provide $39.4 of additional revenue during 2012. Organic revenue growth of $155.1 or 20.2% was fueled by gains in the engineered project business and volume growth across most geographic regions and end-markets. Geographically, North America was our strongest region, providing revenue growth of 25.8% with significant strength coming from North American oil & gas and chemical production, as well as improved plant utilization and new product development, primarily our expanded range of single and two-stage pumps. In addition, our past investments in the oil & gas and mining markets continued to drive positive results during 2012, which supported revenue growth of approximately 28.0% during 2012 and helped to drive a second consecutive year of record shipments. Pricing pressure stemming from the increasingly competitive project business environment resulted in a 0.7% year-over-year decline in revenue, which partially offset the growth from additional sales volume.
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
Motion Technologies
The Motion Technologies segment had a strong year of sales growth during 2012. Although revenue declined $8.2 or 1.3% from 2011, this decline was attributable to unfavorable foreign currency impacts of $46.5 or 7.3% primarily related to a weakening of the Euro relative to the U.S. Dollar. On an organic basis, 2012 revenue increased 6.0% despite the extremely difficult European automotive industry conditions due to the Eurozone financial crisis. According to the European Automobile Manufacturers’ Association (ACEA), car sales in Europe were 12.1 units in 2012, the lowest level since 1995, a year-over-year decline of 8.2%, as banks were reluctant to finance new car purchases for customers. The 2012 growth was primarily the result of a growing market share from our expanding presence in emerging growth markets and platform wins in the U.S.; however, we also maintained positive growth within Europe of 0.7%, excluding the impact of foreign currency translation, due to our increasing number of positions on new and existing auto platforms and the consumer demand for these platform models.
During 2012, aggregate sales to emerging growth markets on a constant currency basis grew by 36.5%, over the prior year, with 78.3% growth from China. To facilitate further growth within the Asia Pacific region, we completed construction of a R&D Center of Excellence and production center in Wuxi, China at the end of 2012 that began production in early 2013.
In 2012, we grew in North America mainly through market share gains at Ford that reflect our robust and innovative technical solutions.
Orders decreased during 2012 by 2.5% year-over-year to $626.3, including an unfavorable impact from foreign currency of 7.1%, or $45.3. On an organic basis, orders increased by 4.6%, reflecting growth of 7.1% during the first half of 2012 which leveled out during the second half of 2012 to 1.8%.
Interconnect Solutions
The Interconnect Solutions segment had a challenging year during 2012 as revenue declined by $42.1 or 10.1% from the prior year. This decline was primarily due to a loss of market share in the communications, aerospace and transportation markets and inventory re-balancing by our primary U.S. distributor due to the significant decline in connector industry demand entering 2012. In addition, our 2012 revenues were negatively impacted by an overall weakness within the harsh environment connector industry. Within the communications market, 2012 revenue declined 22.3% due to a loss of market share by one of our key Smartphone customers. In the aerospace market, 2012 revenue declined 14.1% primarily due to weaker demand for our products from commercial aerospace subcontractors. Within the transportation market revenue declined 22.9%, primarily due to weak economic conditions, resulting in many rail project delays in Europe and China. However, positive results were experienced in the oil & gas market with project wins in the Middle East and North America resulting in revenue growth of 12.0% over the prior year. We also saw revenue growth in Japan and Korea of 13.0% in the aggregate due, in part, to benefits from Japan’s recovery from the 2011 tsunami and floods and increased sales of medical-related connector applications.
Control Technologies
The Control Technologies segment revenue for the year declined $8.4, or 2.9%, from the prior year results which included $16.1 of revenue related to a seat program on a Chinese rail infrastructure project that was completed at the end of 2011. Revenue from the remaining Control Technologies businesses grew 2.9% during 2012. Year-over-year growth in our commercial OEM product applications of $15.6, or 12.3%, was driven by the expansion of our Enivate SkyMotion power seat actuation system onto new aerospace platforms and Boeing 787 production ramp-up, which offset a $2.5 decline in actuator sales due to an aerospace aftermarket program that was nearing completion. Revenue from defense-related products declined $7.3, or 14.5%, during 2012 primarily due to the reduction of funding for certain U.S. Department of Defense programs. CT Industrial revenue was relatively flat year-over-year as growth in energy absorption equipment and natural gas valves was offset by declines in Europe.
GROSS PROFIT
Gross profit for 2012 was $680.2, representing a $35.2 increase, or 5.5%, from 2011. Benefits from increased sales volume from Industrial Process and Motion Technologies and net savings from productivity, sourcing and VBLSS initiatives were partially offset by lower volume and an unfavorable change in sales mix at Interconnect Solutions. Gross profit was also impacted by unfavorable product pricing attributable to the competitive project business environment and increased levels of project business at Industrial Process during 2012. In addition, foreign currency unfavorably impacted our 2012 gross margin by $15.1, primarily due to the weakening of the Euro relative to the U.S. Dollar. The year-over-year decline in gross margin of 40 basis points primarily reflects the volume decline at Interconnect Solutions and unfavorable changes in sales mix and pricing. The following table illustrates the gross profit and gross margin results of our segments for 2012 and 2011.

	2012	2011	Change
Industrial Process	$294.8	$244.3	20.7%
Motion Technologies	160.4	156.9	2.2%
Interconnect Solutions	111.8	133.6	(16.3)%
Control Technologies	111.8	109.5	2.1%
Corporate and Other	1.4	0.7	100.0%
Total gross profit	$680.2	$645.0	5.5%
Gross margin:
Industrial Process	30.8%	31.9%	(110	)bp
Motion Technologies	25.6%	24.7%	90	bp
Interconnect Solutions	29.8%	32.0%	(220	)bp
Control Technologies	40.3%	38.4%	190	bp
Consolidated	30.5%	30.9%	(40	)bp

OPERATING EXPENSES
Operating expenses for 2012 decreased $361.2, or 40.6%, from the prior year, which was primarily driven by lower Corporate & Other expenses of $417.9. The decline in Corporate & Other expenses primarily relate to lower year-over-year transformation costs and asbestos-related costs, which were partially offset by additional company-wide G&A expenses of $55.4 for 2012. Further discussion of the changes in operating expenses is provided below. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

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
Sales and marketing expenses for 2012 increased $16.8, or 10.3% year-over-year, primarily due to increased compensation and other selling expenses associated with the increase in revenue from Industrial Process, as well as additional costs from our Blakers and Bornemann acquisitions. As a percent of revenue, sales and marketing expenses were 8.1% in 2012 compared to 7.8% in 2011.
G&A expenses for 2012 increased $55.4, or 33.3% year-over-year, due to various factors including increased restructuring expenses, an unfavorable change in foreign currency, costs incurred to reposition the organization following the Distribution (repositioning costs), lost cost leverage resulting from the Distribution related to higher standalone facility and infrastructure costs, additional costs related to our fourth quarter 2011 acquisition of Blakers, an increase in strategic investments and an increase in acquisition-related costs. The increase in G&A expenses was partially offset by the recognition of an asset for potential recoveries from environmental insurance policies.
R&D costs were relatively flat year-over-year, as we continued to invest in new product developments in targeted growth markets at each segment. As a percentage of revenue, R&D costs declined to 2.8% in 2012 from 3.0% in 2011, primarily as a function of our year-over-year revenue growth.
For the full year 2012, asbestos-related costs, net decreased to $50.9 from $100.4. This decrease was primarily related to the effect of our annual asbestos remeasurement in the third quarter. In the third quarter of 2012, we recognized net asbestos related costs of $2.9, reflecting a decrease of $38.0 as compared to the prior year. The decrease in the cost recognized as part of the annual remeasurement in 2012 is a result of several developments, including an expectation of lower defense costs as a percentage of indemnities paid over the projection period and a reduction in the assumed rate of increase in future average settlement values. These favorable factors were offset, in part, by an increasing number of cases expected to be adjudicated, increased activity in several higher-cost jurisdictions, an increase in average settlement values and an increase in lung cancer activity. The decrease in costs from the annual remeasurement also reflects changes in our asbestos-related assets, primarily as a result of the decrease in the estimated liability and, to a lesser extent, reductions in expected recovery rates from certain insurers, offset in part by benefits from the Settlement Agreement (described in the paragraph below).
The Settlement Agreement, executed in September 2012, accelerated the cost sharing provisions of a previous agreement with the entity (the counterparty) that had previously acquired the disposed business. Under the terms of the Settlement Agreement, the counterparty assumed full responsibility for pending and future asbestos-related claims filed against the disposed business. As part of the Settlement Agreement, ITT also agreed to relinquish certain insurance assets of the disposed business. As a result of the Settlement Agreement, ITT’s asbestos-related liabilities were reduced by $245.2 while the asbestos-related assets were reduced by $233.8. In addition, under the Settlement Agreement, ITT received a $10.0 cash payment from the counterparty for past and future costs that would otherwise have been paid by the surrendered insurance. Income from continuing operations reflects a benefit of $5.8 from the Settlement Agreement, while income from discontinued operations reflects a benefit of $5.6 from the Settlement Agreement.

See Note 20, “Commitments and Contingencies” to the Consolidated Financial Statements for further information on our asbestos-related liability and assets.
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

	2012	2011	Change
Industrial Process	$99.3	$91.5	8.5%
Motion Technologies	83.1	85.3	(2.6)%
Interconnect Solutions	6.9	37.8	(81.7)%
Control Technologies	58.3	55.2	5.6%
Segment operating income	247.6	269.8	(8.2)%
Asbestos-related costs, net	(50.9)	(100.4)	(49.3)%
Transformation costs	(8.7)	(391.2)	(97.8)%
Other corporate costs	(36.5)	(23.1)	58.0%
Total corporate and other costs	(96.1)	(514.7)	(81.3)%
Total operating income (loss)	$151.5	$(244.9)	161.9%
Operating margin:
Industrial Process	10.4%	11.9%	(150	)bp
Motion Technologies	13.3%	13.4%	(10	)bp
Interconnect Solutions	1.8%	9.0%	(720	)bp
Control Technologies	21.0%	19.3%	170	bp
Segment operating margin	11.1%	12.8%	(170	)bp
Consolidated operating margin	6.8%	(11.7)%	1,850	bp
Industrial Process operating income for 2012 increased $7.8, or 8.5%, compared to the prior year, as the benefit from increased sales volume of $31.8 and net savings from productivity, sourcing and VBLSS initiatives of approximately $20.0 was partially offset by weaker project pricing and negative sales mix of $6.1. In addition, operating income was unfavorably impacted by higher year-over-year corporate expense allocations, lost leverage resulting from the Distribution related to higher standalone facility and infrastructure costs, higher warranty costs, an increase in strategic investment spending, unfavorable foreign currency effects, and acquisition impacts and costs related to Bornemann. Operating margin for 2012 declined 150 basis points to 10.4%, as a result of the drivers mentioned above.
Motion Technologies operating income for 2012 declined $2.2, or 2.6%, compared to the prior year, resulting in a 10 basis point decline in operating margin. The decline in operating income was primarily due to foreign currency translation effects which reduced operating income by $8.7, and resulted in a 40 basis point decline in operating margin. Operating income benefited by $13.4 from higher sales volume; however, this benefit was reduced by competitive pricing actions and an unfavorable change in sales mix, resulting in a net improvement of 30 basis points in operating margin. Operating income was also unfavorably impacted by expenses incurred in connection with the development of a new R&D Center of Excellence and production facility in Wuxi, China. These items were partially offset by net savings from productivity, sourcing and VBLSS initiatives of approximately $18.0, which provided an approximate benefit of 290 basis points to operating margin.

Interconnect Solutions operating income for 2012 declined $30.9, or 81.7%, resulting in a 720 basis point decline in operating margin. The decline in operating income was due to lower sales volumes which negatively impacted operating income by $16.5 and operating margin by 360 basis points, an $11.7 unfavorable change in product mix primarily due to lower sales of our Universal Connector product line that impacted operating margin by 290 basis points and a prior year gain of $3.6 on the June 2011 sale of a product line that decreased operating margin by 90 basis points. In light of difficult market conditions, during the third and fourth quarters of 2012 restructuring actions were initiated to reduce European costs and improve global efficiency, resulting in a 2012 charge of $7.3, an increase of $4.4 over the prior year.
Control Technologies operating income for 2012 increased $3.1, or 5.6%, resulting in a 170 basis point improvement. The increase was primarily due to productivity, sourcing, VBLSS and pricing initiatives that provided a 270 basis point improvement, which were partially offset by the impact of lower volume and unfavorable mix of $4.5 and additional recurring costs following the Distribution of $5.2 resulting in a combined decline in operating margin of 180 basis points.
Other corporate costs increased $13.4, or 58.0%, during 2012, primarily due to the cancellation of a $10.0 bond guarantee during 2011 and $7.8 of repositioning costs incurred during 2012, partially offset by the recognition of a $10.8 asset related to environmental insurance policies during 2012.
INTEREST AND NON-OPERATING EXPENSES, NET

	2012	2011	Change
Interest expense	$0.1	$76.4	(99.9)%
Interest income	2.8	4.1	(31.7)%
Miscellaneous expense (income), net	5.1	(1.3)	(492.3)%
Total interest and non-operating expenses, net	$2.4	$71.0	(96.6)%
Interest expense decreased by $76.3 during 2012, due to the extinguishment of $1,251.0 of long-term debt during the fourth quarter of 2011, and a $3.9 reversal of accrued interest expense associated with unrecognized tax benefits primarily related to the completion of a U.S. federal tax examination.
INCOME TAX EXPENSE
For the year ended December 31, 2012, the Company recognized an income tax expense of $39.6 representing an effective tax rate of 26.6%. Our effective tax rate in 2012 differs from the statutory tax rate primarily as a result of $29.3 of tax benefits from tax exempt interest which benefited the effective tax rate by 19.7%, changes in the recognition of previously unrecognized tax benefits of $19.6 related to the completion of tax examinations which benefited the effective tax rate by 13.2% and an increase in tax expense of $41.2 related to the recognition of an additional valuation allowance which increased the effective tax rate by 27.7%.
For the year ended December 31, 2011, the Company recorded income tax expense of $260.6, an effective tax rate of (82.5)%, The primary difference between the effective rate in 2012 and 2011 was the recognition of a valuation allowance against certain deferred tax assets in 2011 which decreased the effective tax rate benefit by 108.1%. Of the valuation allowance, $340.7 was initially recorded in 2011 as a result of our cumulative three year loss position as of December 31, 2011. This was considered a significant source of negative evidence and limited our ability to consider other subjective evidence such as our projections for future growth. Despite income in 2012, the Company continued to be in a three-year cumulative loss position at the end of 2012, and it was determined that the size and frequency of the losses from continuing operations in recent prior years and the uncertainty associated with projecting future taxable income supported the conclusion that a valuation allowance was required to reduce the deferred tax assets. Accordingly, we continued to record a valuation allowance against our deferred tax assets in the U.S., Luxembourg, Germany and China as of December 31, 2012, which was $493.9 on that date. The valuation allowance as of December 31, 2012 represented an increase of $58.7 over the prior year, primarily due to an increase of $20.1 attributable to U.S. federal and state net operating losses and net temporary differences and an increase of $35.7 attributable to foreign net operating loss carryforwards primarily in Luxembourg and China and net temporary differences.
Our 2011 effective tax rate also reflected, as a result of the Distribution and its impacts on the Company’s expected liquidity, investment opportunities and other factors, a determination that certain earnings generated in Luxembourg, Japan, and South Korea were no longer considered to be indefinitely reinvested. As a result of the change in intent, the Company recorded $69.3 of deferred tax liability on those undistributed foreign earnings during 2011 which decreased the effective tax rate benefit by 21.8%. As of December 31, 2012, we continued to provide for taxes on these undistributed foreign earnings and accrued an additional $2.1 deferred tax liability. The Company also recorded a $30.9 tax benefit in 2011 from an increase in state deferred tax assets which resulted in a 9.7% increase in the effective tax rate benefit. As a consequence of the Distribution, certain state deferred tax assets were re-valued based on enacted tax rates using different state apportionment factors, increasing the future state tax benefit. The Company recorded a tax benefit of $23.0 for various tax credits, resulting in a tax rate benefit of 7.2%.
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX
During 2012, the Company completed the sale of its Shape Cutting Businesses. The financial position and results of operations of the Shape Cutting Businesses for 2012 and 2011 are reported as a discontinued operation.
On October 31, 2011, the Company completed the Distribution of Exelis and Xylem. The operating results of Exelis and Xylem through the date of the Distribution have been classified in the consolidated financial statements as discontinued operations for 2011.
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

Year Ended 2012	Shape Cutting Businesses	Other	Total
Revenue	$30.2	$—	$30.2
Earnings from discontinued operations, before income taxes	0.6	0.4	1.0
Gain on sale, before income taxes	9.0	—	9.0
Income tax benefit	—	(5.9)	(5.9)
Earnings from discontinued operations, net of tax	$9.6	$6.3	$15.9

Year Ended 2011	Exelis	Xylem	Shape Cutting Businesses	Other	Total
Revenue	$4,916.1	$3,107.5	$33.5	$—	$8,057.1
Transformation costs	31.2	74.8	—	134.1	240.1
Earnings (loss) from discontinued operations, before income taxes	473.0	321.5	(2.5)	(108.9)	683.1
Income tax expense (benefit)	193.6	70.3	(1.1)	(26.7)	236.1
Earnings (loss) from discontinued operations, net of tax	$279.4	$251.2	$(1.4)	$(82.2)	$447.0
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We have and plan to transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the U.S. consistent with our overall intention to support growth and expand in markets outside the U.S. through the development of products, increase non-U.S. capital spending, and potentially acquire foreign businesses. However, we have determined that certain undistributed foreign earnings generated in Luxembourg,

Japan, Hong Kong, and South Korea should not be considered permanently reinvested outside of the U.S. Net distributions from foreign countries totaled $43.9 during 2013. The timing and amount of future remittances, if any, remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. Aggregate dividends paid in 2013 were $36.4, compared to $34.2 in 2012 and $193.0 in 2011, reflecting per share amounts of $0.40, $0.364, and $1.591, respectively. In connection with the Distribution, ITT decreased its quarterly dividend from $0.50 per share to $0.091 per share. In the first quarter of 2014, we declared a dividend of $0.11 per share for shareholders of record on March 14, 2014.
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
We access the commercial paper market to supplement the cash flows generated internally to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. As of December 31, 2013, we had an outstanding commercial paper balance of $38.0 and averaged an outstanding balance of $47.7 during the year.
Credit Facilities
On October 25, 2011 we entered into a four-year revolving $500 credit agreement (the 2011 Revolving Credit Agreement). The 2011 Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of funding for the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The interest rate for borrowings under the 2011 Revolving Credit Agreement is generally based on the London Interbank Offered Rate (LIBOR), plus a spread, which reflects our debt rating. The provisions of the 2011 Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined, of at least 3.0 times and a leverage ratio, as defined, of not more than 3.0 times. At December 31, 2013, we had no amounts outstanding under the 2011 Revolving Credit Agreement and our interest coverage ratio and leverage ratio were within the prescribed thresholds.
Our credit ratings as of December 31, 2013 are as follows:

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

Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities for the three years ended December 31, 2013, 2012, and 2011.

	2013	2012	2011
Operating activities	$226.6	$247.1	$(322.4)
Investing activities	(188.8)	(274.7)	(106.5)
Financing activities	(58.3)	(108.0)	922.3
Foreign exchange	(0.4)	(4.0)	(9.4)
Total net cash flow (used in) from continuing operations	$(20.9)	$(139.6)	$484.0
Net cash used in discontinued operations	(16.3)	(5.7)	(426.5)
Less: Cash distributed to Exelis and Xylem	—	—	(400.0)
Net change in cash and cash equivalents	$(37.2)	$(145.3)	$(342.5)
Net cash of $226.6 was provided by operating activities for the year ended December 31, 2013, representing a decrease of $20.5 from the prior year, primarily attributable to the collection of a significant 2012 income tax refund which stemmed from an overpayment during 2011. Cash activity related to net income tax payments and refunds resulted in a 2013 year-over-year decline to cash flow from operations of $122.8. This unfavorable impact was offset by an increased source of cash from segment operating income after non-cash adjustments of $67.8. However, the year-over-year change in work capital balances resulted in a higher cash usage of $10.2 during 2013, primarily related to changes in the level of trade receivables and payables. In addition, the year-over-year change in net cash from operating activities benefited from lower global postretirement plan contributions of $59.1 and lower net payments for transformation and repositioning activities of $22.5. In addition, the year-over-year movement included an unfavorable change in corporate accounts receivable of $17.6, primarily related to higher 2012 cash receipts from Xylem and Exelis associated with the 2011 spin-off, as well as higher consolidated 2013 restructuring-related cash payments of $7.4.
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
Net cash used in investing activities decreased by $85.9 during 2013 compared to 2012 primarily due to the acquisition of Bornemann in the fourth quarter of 2012. Capital expenditures during 2013 of $122.9 reflect an increase of $39.1 from the prior year primarily associated with capacity expansion projects in South Korea, Seneca Falls, New York, and Wuxi, China to support growth in global automotive and energy markets. Net cash from investing activities was also impacted by additional purchases of short-term time deposit investments of $33.8, net of maturities, during 2013 and the sale of the Shape Cutting businesses which generated proceeds of $39.5 during 2012.
Net cash used in investing activities increased by $168.2 in 2012 compared to 2011 due to the acquisition of Bornemann in the fourth quarter of 2012 and the purchase of short-term time deposit investments of $38.2, partially offset by proceeds of $38.4 from the sale of the Shape Cutting Businesses as well as lower capital expenditures of $18.5.
Net cash used in financing activities decreased by $49.7 in 2013 compared to 2012 primarily due to an increase in net short-term debt borrowings of $50.2 and a $28.9 decrease in share repurchases as compared to the prior year. This year-over-year cash inflow benefit was partially offset by a $20.9 decline in proceeds associated with employee stock issuance activity, net of excess tax benefits.
Net cash used in financing activities was $108.0 during 2012, compared to cash provided by financing activities of $922.3 during 2011. The year-over-year change primarily reflects the net effects of the Distribution, including the Contribution paid to ITT by Exelis and Xylem and the net effect of the global cash pooling in which Exelis and Xylem participated prior to the Distribution, offset by the repayment of substantially all outstanding long-term debt, commercial paper and capital leases with the proceeds from the Distribution. Other significant financing cash flows in 2012 include repurchases of common stock of $116.8 and net repayments on borrowings of $24.5.

Our average daily outstanding commercial paper balance for the years ended 2013, 2012, and 2011 was $47.7, $10.1, and $127.6, respectively. The maximum outstanding commercial paper during each of those respective years was $103.5, $55.0 and $408.0, respectively. We had outstanding commercial paper of $38.0 as of December 31, 2013.
Net cash used related to discontinued operations for the year ended December 31, 2013 is primarily due to the settlement of legacy receivables and payables with a former ITT entity, resulting in a net cash payment by ITT of $15.3.
Asbestos
Based on the estimated undiscounted asbestos liability as of December 31, 2013 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 41% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. In the tenth year of our estimate, our insurance recoveries are currently projected to be 30%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
The Company has negotiated with certain of its excess insurers to reimburse the Company for a portion of its settlement and/or defense costs as incurred, frequently referred to as “coverage-in-place” agreements. Under coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. The Company has entered into policy buyout agreements with certain insurers confirming the aggregate amount of available coverage under the subject policies and setting forth a schedule for future payments to a Qualified Settlement Fund, to be disbursed for future asbestos costs. Collectively, these agreements are designed to facilitate an orderly resolution and collection of ITT’s insurance and to mitigate issues that insurers may raise regarding their responsibility to respond to claims.
As of December 31, 2013, the Company has entered into coverage-in-place agreements and policy buyout agreements representing approximately 59% of our recorded asset. Certain of our primary coverage-in-place agreements are exhausted or will be exhausted in the next several months, which may result in higher net cash outflows until excess carriers begin accepting claims for reimbursement. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the estimated liability recorded by the Company at December 31, 2013.
Further, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended and such cash payments will continue for a number of years beyond the next 10 years due to the significant proportion of future claims included in the estimated asbestos liability and the delay between the date a claim is filed and when it is resolved. Subject to these inherent uncertainties, it is expected that cash payments related to pending claims and claims to be filed in the next 10 years will extend through approximately 2029.
Although asbestos cash outflows can vary significantly from year to year, our current net cash outflows, net of tax benefits, are projected to average $10 to $20 over the next five years, as compared to an average of $14 over the past three annual periods, and increase to an average of approximately $35 to $45 over the remainder of the projection period.
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

Funding of Postretirement Plans
The following table provides a summary of the funded status of our postretirement benefit plans as of December 31, 2013 and 2012.

	2013				2012
	U.S. Pension	Non-U.S. Pension	Other Benefits	Total	U.S. Pension	Non-U.S. Pension	Other Benefits	Total
Fair value of plan assets	$266.8	$2.0	$9.2	$278.0	$247.1	$2.0	$7.9	$257.0
Projected benefit obligation	281.2	84.8	166.6	532.6	303.6	83.4	213.0	600.0
Funded status	$(14.4)	$(82.8)	$(157.4)	$(254.6)	$(56.5)	$(81.4)	$(205.1)	$(343.0)
The funded status of our U.S. pension plans improved $42.1 during 2013 due to better than expected asset returns, an increase in the discount rate, and certain plan design changes. Our non-U.S. pension plans are typically not funded due to local regulations and the funded status as of December 31, 2013 was consistent with that of the prior year. The funded status of our other benefit plans improved $47.7 during 2013 due to changes in plan design and an increase in the discount rate.
While we make contributions to our postretirement benefit plans when considered necessary or advantageous to do so, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. Funding requirements under U.S. Internal Revenue Service (IRS) rules are a major consideration in making contributions to our U.S. postretirement benefit plans. During 2013 and 2012, we contributed $11.9 and $71.0 to our postretirement benefit plans, respectively, $0.9 and $58.3 of which was to U.S. pension plans, $8.2 and $9.7 was to other employee-related benefit plans, and $2.8 and $3.0 was to non-U.S. pension plans.
While the Company has significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008 and applicable Internal Revenue Code regulations mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend a plan or make benefit payments. In general, certain benefit restrictions apply when the Adjusted Funding Target Attainment Percentage (AFTAP) of a plan is less than 80%. When the AFTAP is between 80% and 60%, there is a restriction on plan amendments and a partial restriction on accelerated benefit payments (i.e., lump sum payments cannot exceed 50% of the value of the participants total benefit). Full benefit restrictions apply if the plan’s AFTAP falls below 60%. As of December 31, 2013, the funding percentages of all ITT U.S. Qualified pension plans exceeded 80% as calculated using the AFTAP approach.
Future minimum funding requirements will depend primarily on the return on plan assets and discount rate, both determined using AFTAP guidelines. Depending on these factors, and the resulting funded status of our U.S. pension plans, the level of future minimum contributions could be material. We currently estimate that the 2014 contributions to our global postretirement benefit plans will be approximately $15.0.
Capital Resources
Long-term debt is raised through the offering of debt securities primarily within the U.S. capital markets. Long-term debt is generally defined as any debt with an original maturity greater than 12 months.
As of December 31, 2013, we have sources of long- and short-term funding including access to the capital markets through an available $500 commercial paper program and unused credit lines, as well as general market access to longer-term markets. Our commercial paper program is supported by the 2011 Revolving Credit Agreement and our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. As of December 31, 2013, we have $462.0 of bank lines of credit available in excess of our commercial paper balance.
The table below provides long-term debt outstanding and capital lease obligations at December 31, 2013 and 2012.

	2013	2012
Current portion of long-term debt and capital leases	$1.8	$4.1
Non-current portion of long-term debt and capital leases	9.1	10.1
Total long-term debt and capital leases	$10.9	$14.2

Contractual Obligations
ITT’s commitment to make future payments under long-term contractual obligations was as follows, as of December 31, 2013:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Short and long-term debt, including interest and capital leases	$12.5	$2.1	$3.9	$2.6	$3.9
Operating leases	129.7	15.0	26.0	19.3	69.4
Purchase obligations(a)	126.1	124.7	1.4	—	—
Other long-term obligations(b)	130.3	17.5	32.2	30.7	49.9
Total	$398.6	$159.3	$63.5	$52.6	$123.2
In addition to the amounts presented in the table above, we have recorded liabilities for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years and uncertain tax positions of $1,264.7 and $111.0, respectively, in our Consolidated Balance Sheet at December 31, 2013. These amounts have been excluded from the contractual obligations table due to an inability to reasonably estimate the timing of payments in individual years. In addition, while we make contributions to our postretirement benefit plans when considered necessary or advantageous to do so, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. As such, expected contributions to our postretirement benefit plans have been excluded from the table above.

(a)
Represents unconditional purchase agreements that are enforceable and legally binding and that specify all significant terms to purchase goods or services, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase agreements that are cancellable without penalty have been excluded.

(b)
Other long-term obligations include amounts recorded on our December 31, 2013 Consolidated Balance Sheet, including estimated environmental payments and employee compensation agreements. We estimate, based on historical experience that we will spend between $10 and $15 per year on environmental investigation and remediation. We are contractually required to spend a portion of these monies based on existing agreements with various governmental agencies and other entities. At December 31, 2013, our recorded environmental liability was $94.6.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements represent transactions, agreements or other contractual arrangements with unconsolidated entities, where an obligation or contingent interest exists. Our off-balance sheet arrangements, as of December 31, 2013, consist of indemnities related to acquisition and disposition agreements and certain third-party guarantees.
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

Guarantees
We have a number of guarantees, letters of credit and similar arrangements outstanding at December 31, 2013 primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2013 as the likelihood of nonperformance by the underlying obligors is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our consolidated financial statements.
KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews key performance indicators including revenue, segment operating income and margins, earnings per share, orders growth, and backlog, among others. In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our on-going operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions and share repurchases. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•
“organic revenue” and “organic orders” are defined as revenue and orders, excluding the impacts of foreign currency fluctuations and acquisitions and divestitures made during the current year. Divestitures include sales of insignificant portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations assumes no change in exchange rates from the prior period. A reconciliation of organic revenue from revenue for the years ended December 31, 2013 and 2012 is provided below.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2012 Revenue	$955.8	$626.2	$375.7	$277.1	$(7.0)	$2,227.8
Organic growth	35.0	79.5	22.3	2.0	1.1	139.9	6.3%
Acquisitions/(divestitures), net	122.7	—	—	—	—	122.7	5.5%
Foreign currency translation	(6.1)	16.1	(2.5)	(0.9)	(0.1)	6.5	0.3%
Total change in revenue	151.6	95.6	19.8	1.1	1.0	269.1	12.1%
2013 Revenue	$1,107.4	$721.8	$395.5	$278.2	$(6.0)	$2,496.9

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2011 Revenue	$766.7	$634.4	$417.8	$285.5	$(18.8)	$2,085.6
Organic growth	155.1	38.3	(32.8)	(8.3)	11.6	163.9	7.9%
Acquisitions/(divestitures), net	39.4	—	(2.2)	—	—	37.2	1.8%
Foreign currency translation	(5.4)	(46.5)	(7.1)	(0.1)	0.2	(58.9)	(2.9)%
Total change in revenue	189.1	(8.2)	(42.1)	(8.4)	11.8	142.2	6.8%
2012 Revenue	$955.8	$626.2	$375.7	$277.1	$(7.0)	$2,227.8

•
“adjusted income from continuing operations” and “adjusted income from continuing operations per diluted share” are defined as income from continuing operations and income from continuing operations per diluted share, adjusted to exclude special items that include, but are not limited to, asbestos-related costs, transformation and repositioning costs, restructuring costs, certain acquisition-related expenses, income tax settlements or adjustments, and other unusual or infrequent non-operating items. Special items represent significant charges or credits, on an after-tax basis, that impact current results, but may not be related to the Company’s ongoing operations and performance. A reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, is provided below.

	2013	2012	2011
Income (loss) from continuing operations attributable to ITT Corporation	$487.7	$109.5	$(576.5)
Tax-related special items(a)	(363.7)	(5.2)	381.7
Restructuring costs, net of tax benefit of $6.2, $3.6, and $1.7, respectively	22.2	10.4	3.0
Legacy items, net of tax(b)	21.3	29.0	54.4
Transformation and repositioning costs, net of tax(d)	16.3	14.2	256.6
Bornemann acquisition-related expenses, net of tax(e)	5.7	5.4	—
Interest income, net of tax(f)	(3.2)	(5.3)	(1.3)
Adjusted income from continuing operations	$186.3	$158.0	$117.9
Income (loss) from continuing operations attributable to ITT Corporation per diluted share	$5.28	$1.16	$(6.22)
Adjusted income from continuing operations per diluted share	$2.02	$1.68	$1.20

(a)	The following table details significant components of the tax-related special items. See Note 7, “Income Taxes,” to our Consolidated Financial Statements for further information.

	2013	2012	2011
Change in deferred tax asset valuation allowance	$(375.3)	$29.4	$340.7
Charge on undistributed foreign earnings	11.0	—	69.3
Impacts of tax audit closure	1.4	(8.2)	—
Return to accrual adjustment	(2.8)	(9.3)	—
Change in uncertain tax positions	(0.4)	(13.9)	—
Change in state tax rates	—	—	(30.9)
Other	2.4	(3.2)	2.6
Net tax-related special items	$(363.7)	$(5.2)	$381.7

(b)
The following table details significant components of the legacy items, included as a special item. See Note 20, “Commitments and Contingencies,” to our Consolidated Financial Statements for further information regarding net asbestos-related costs and environmental insurance-related asset.

	2013	2012	2011
Net asbestos-related costs	$32.8	$50.9	$100.4
Environmental insurance-related asset(c)	—	(6.7)	—
Cancellation of bond guarantee	—	—	(10.0)
Other	—	—	(4.6)
Pre-tax total	32.8	44.2	85.8
Tax benefit	(11.5)	(15.2)	(31.4)
Legacy items, net of tax	$21.3	$29.0	$54.4

(c)	The environmental insurance-related asset special item specifically relates to the benefit realized upon the initial establishment of the asset during 2012.

(d)
The following table provides a reconciliation of transformation and repositioning costs to transformation and repositioning costs, net of tax, included as a special item. Repositioning costs primarily consisted of costs to exit transition services agreements, IT infrastructure modifications, and other various actions. See Note 6, “Company Transformation” to the Consolidated Financial Statements for further information regarding transformation costs.

	2013	2012	2011
Transformation costs	$2.2	$13.0	$396.1
Repositioning costs	23.0	8.7	—
Pre-tax total	25.2	21.7	396.1
Tax-related transformation costs	—	—	3.5
Tax benefit	(8.9)	(7.5)	(143.0)
Transformation and repositioning costs, net of tax	$16.3	$14.2	$256.6

(e)
Bornemann acquisition-related expenses include certain costs to acquire and integrate Bornemann as well as backlog-related intangible asset amortization and product line exit costs and reflect tax benefits of $2.2 and $1.5 for 2013 and 2012, respectively.

(f)	The interest income special items primarily relate to the reduction of accrued interest due to tax audits and are reflected net of tax expense of $1.7, $2.2, and $0.7, respectively.

•
“adjusted free cash flow” is defined as net cash provided by operating activities less capital expenditures, cash payments for transformation and repositioning costs, net asbestos cash flows and other significant items that impact current results which management believes are not related to our ongoing operations and performance. Due to other financial obligations and commitments, including asbestos-related payments, the entire adjusted free cash flow may not be available for discretionary purposes. A reconciliation of free cash flow is provided below.

•	“adjusted free cash flow conversion” is defined as adjusted free cash flow divided by adjusted income from continuing operations.

	2013	2012	2011
Net cash from continuing operations	$226.6	$247.1	$(322.4)
Capital expenditures(g)	(118.1)	(78.5)	(84.6)
Transformation and repositioning cash payments	30.6	53.1	355.0
Net asbestos cash flows	25.4	20.1	22.0
Discretionary pension contribution, net of tax	—	29.2	—
Adjusted free cash flow	$164.5	$271.0	$(30.0)
Adjusted income from continuing operations	186.3	158.0	117.9
Adjusted free cash flow conversion	88.3%	171.5%	(25.4)%

(g)
Capital expenditures represent capital expenditures as reported in the Consolidated Statement of Cash Flows, less capital expenditures associated with transformation and repositioning activities. Capital expenditures associated with transformation and repositioning activities were $4.8, $5.3 and $17.7 for the years ended December 31, 2013, 2012, and 2011.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in accordance with GAAP requires us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting policies used in the preparation of the financial statements are discussed in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements. An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes to the estimate that are reasonably possible could materially affect the financial statements. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of ITT’s Board of Directors.
The accounting estimates and assumptions discussed below are those that we consider most critical to fully understanding our financial statements and evaluating our results as they are inherently uncertain, involve the most subjective or complex judgments, include areas where different estimates reasonably could have been used, and the use of an alternative estimate that is reasonably possible could materially affect the financial statements. We base our estimates on historical experience and other data and assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes that the accounting estimates employed and the resulting balances reported in the Consolidated Financial Statements are reasonable; however, actual results could differ materially from our estimates and assumptions.
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
Estimating our exposure to pending asbestos claims and those that may be filed in the future is subject to significant uncertainty and risk as there are multiple variables that can affect the timing, severity, quality, quantity and resolution of claims. The methodology used to project future asbestos costs is based largely on the Company’s experience in a reference period, including the last few years, for claims filed, settled and dismissed, and is supplemented by management’s expectations of the future. This experience is compared to the results of previously conducted epidemiological studies by estimating the number of individuals likely to develop asbestos-related diseases. Those studies were undertaken in connection with an independent analysis of the population of U.S. workers across eleven different industry and occupation categories believed to have been exposed to asbestos. Using information for the industry and occupation categories relevant to the Company, an estimate is developed of the number of claims estimated to be filed against the Company over the next 10 years, as well as the aggregate settlement costs that would be incurred to resolve both pending and estimated future claims based on the average settlement costs by disease during the reference period. In addition, the estimate is augmented for the costs of defending asbestos claims in the tort system using a forecast based on recent experience, as well as discussions with the Company’s external defense counsel. The asbestos liability has not been discounted to present value due to the inability to reliably forecast the timing of future cash flows. The Company retains a consulting firm to assist management in estimating our potential exposure to pending asbestos claims and for claims estimated to be filed over the next 10 years. The methodology to project future asbestos costs is one in which the underlying assumptions are separately assessed for their reasonableness and then each is used as an input to the liability estimate. Our assessment of the underlying assumptions concludes on one value for each assumption.
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
The forecast period used to estimate our potential exposure to pending and projected asbestos claims is a judgment based on a number of factors, including the number and type of claims filed, recent experience with pending claims activity and whether that experience is expected to continue into the future, the jurisdictions where claims are filed, the effect of any legislative or judicial developments, and the likelihood of any comprehensive asbestos legislation at the federal level. These factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and, accordingly, our estimate of the asbestos exposure. Developments related to asbestos tend to be long-cycle, changing over multi-year periods. Accordingly, we monitor these and other factors and periodically assess whether an alternative forecast period is appropriate.
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
Based on the estimated undiscounted asbestos liability as of December 31, 2013 (for claims filed or estimated to be filed over the next 10 years), we have estimated that we will be able to recover approximately 41% of asbestos indemnity and defense costs from our insurers. However, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended and such cash payments will continue for a number of years beyond the next 10 years due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. Actual insurance reimbursements may vary from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain policies from some of our primary insurers will exhaust within the next 10 years. In the tenth year of our estimate, our insurance recoveries are currently projected to be approximately 30%. Future recovery rates may be impacted by other factors, such as future insurance settlements, unforeseen insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
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
Furthermore, any predictions with respect to the variables impacting our estimate of the asbestos liability and related asset are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims for years beyond the next 10 years at this time. Accordingly, no accrual or receivable has been recorded for any costs which may be incurred for claims asserted subsequent to 2023.
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
In the third quarter each year we conduct a detailed asbestos remeasurement with the assistance of outside consultants to review and update, as appropriate, the underlying assumptions used to estimate our asbestos liability and related assets, including a reassessment of the time horizon over which a reasonable estimate of unasserted claims can be projected. In addition, as part of our ongoing review of our estimated asbestos exposure and related receivables, each quarter we assess the most recent data available underlying the key assumptions related to mesothelioma and lung cancer (e.g., claims filed, claims settled and dismissed and related acceptance rates, average settlement values), comparing the data to the expectations on which the most recent annual liability and asset estimates were based. In addition to evaluating ITT’s claims experience, the Company also considers additional quantitative and qualitative factors such as significant appellate rulings and legislative developments, and their respective effects on estimated future filings and settlement values, and trends in the tort system. Our quarterly procedures also involve a review of our assumed recovery rates, considering changes in the financial wherewithal of the insurers and the effect of settlements or other agreements with insurers. Provided the quarterly review does not indicate a more detailed evaluation of our asbestos exposure is required, each quarter, we record a net asbestos expense to maintain a rolling 10-year time horizon.
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
The calculation of our deferred and other tax balances involves significant management judgment when dealing with uncertainties in the application of complex tax regulations and rulings in a multitude of taxing jurisdictions across our global operations. The Company is routinely audited by U.S. federal, state and foreign tax authorities, the results of which could result in proposed assessments against the Company. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues based on our estimate of whether, and to the extent to which, additional taxes will be due. Furthermore, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position in consideration of applicable tax statutes and related interpretations and precedents and the expected outcome of the proceedings (or negotiations) with the taxing authorities. Tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized on ultimate settlement.
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
Postretirement Plans
ITT sponsors numerous defined benefit pension and other postretirement benefit plans for employees around the world (collectively, postretirement benefit plans). Postretirement benefit obligations for domestic plans are generally determined on a flat dollar benefit formula and years of service. Foreign plan benefit obligations are primarily determined based on participant years of service, future compensation, and age at retirement or termination. The determination of projected benefit obligations and the recognition of expenses related to postretirement benefit plans are dependent on various assumptions that are judgmental and developed in consultation with our actuaries and other advisors. The assumptions involved in the measurement of our postretirement benefit plan obligations and net periodic postretirement costs primarily relate to discount rates, long-term expected rates of return on plan assets, and mortality and termination rates. Actual results that differ from our assumptions are accumulated and are amortized over the estimated future working life, or remaining lifetime, of the plan participants depending on the nature of the retirement plan.
Significant Assumptions
Management develops each assumption using relevant Company experience, in conjunction with market-related data for each individual country in which such plans exist. All assumptions are reviewed with external advisors and adjusted as necessary. The table included below provides the weighted average assumptions used to estimate our defined benefit pension obligations and costs as of and for the years ended 2013    and 2012.

	2013		2012
	U.S.	Int’l	U.S.	Int’l
Obligation Assumptions:
Discount rate	4.8%	3.2%	4.1%	3.1%
Cost Assumptions:
Discount rate	4.1%	3.1%	4.8%	4.8%
Expected return on plan assets	8.0%	4.7%	8.0%	4.7%
The assumed discount rates reflect our expectation of the present value of expected future cash payments for benefits at the measurement date. A decrease in the discount rate increases the present value of benefit obligations and increases net periodic postretirement cost. We base the discount rate assumption on investment yields of high-quality fixed income securities at the measurement date during the benefit payment period. The discount rates were determined by considering an interest rate yield curve comprised of high quality corporate bonds, with maturities between zero and thirty years. Annual benefit payments are then discounted to present value using this yield curve to develop a single-point discount rate matching the plan’s expected payment characteristics. Our weighted average discount rate for all postretirement benefit plan obligations, including foreign affiliate plans, at December 31, 2013 is 4.5%.
We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, we estimate future returns based on independent estimates of asset class returns weighted by the target investment allocation and evaluate historical broad market returns over long-term time frames based on our target asset allocation, which is detailed in Note 17, “Postretirement Benefit Plans,” to the Consolidated Financial Statements. Based on this approach, our weighted average expected return on plan assets for all postretirement benefit plans, including foreign affiliate plans, at December 31, 2013 is 8.0%.
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

	2013	2012	2011
Expected long-term rate of return on plan assets	8.0%	8.0%	9.0%
Actual rate of return on plan assets	14.2%	11.1%	(3.2)%
For the recognition of net periodic postretirement cost, the calculation of the expected return on plan assets is generally derived using a market-related value of plan assets based on average asset values at the measurement date over the last five years. The use of fair value, rather than a market-related value, of plan assets could materially affect net periodic postretirement cost.
Assumption Sensitivity
We estimate that every twenty-five basis point change in the discount rate impacts net periodic postretirement costs by approximately $0.7 and the funded status of our postretirement benefit plans by approximately $15.2. We estimate that every twenty-five basis point change in the expected rate of return on plan assets impacts net periodic postretirement costs by approximately $0.7. Similarly, every five percentage point change in the fair value of plan assets impacts the funded status by approximately $13.9.
Goodwill and Other Intangible Assets
We review goodwill and indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We also review the carrying value of our finite-lived intangible assets for potential impairment when impairment indicators arise. We conduct our annual impairment tests as of the first day of the fourth quarter. When reviewing for impairment, we may opt to make an initial qualitative evaluation, which considers present events and circumstances, to determine the likelihood of impairment. If the likelihood of impairment is not considered to be more likely than not, then no further testing is performed. We perform a two-step impairment test for goodwill. In the first step, we compare the estimated fair value of each reporting unit to its carrying value. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then we must perform the second step of the impairment test in order to measure the impairment loss to be recorded, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. In our annual impairment test for indefinite-lived intangible assets, we compare the fair value of those assets to their carrying value. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value.
We estimate the fair value of our reporting units using an income approach. Under the income approach, we calculate fair value based on the present value of estimated future cash flows. We estimate the fair value of our indefinite-lived intangible assets using the relief from royalty method. The relief from royalty method estimates the portion of a company’s earnings attributable to an intellectual property asset based on an assumed royalty rate that the company would have paid had the asset not been owned.
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
The 2013 annual goodwill impairment test indicated that the fair value of each reporting unit was significantly in excess of its respective carrying value. The reporting unit with the lowest passing margin as of the 2013 goodwill impairment test had $37.0 of goodwill and had a passing margin of 61%. Accordingly, no reporting unit with significant goodwill was considered to be at risk of failing step one of the goodwill impairment test. In order to evaluate the sensitivity of the fair value estimates on the goodwill impairment test, we applied a hypothetical 100 basis point increase to the discount rates utilized, a ten percent reduction in expected future cash flows, and reduced the assumed future growth rates of each reporting unit by 100 basis points. These hypothetical changes did not result in any reporting unit failing step one of the impairment test.
Further, our 2013 annual indefinite-lived intangible asset impairment test did not result in an impairment charge as the estimated fair value of the assets exceeded their carrying values. For one indefinite-lived intangible asset, we performed a qualitative assessment of the asset’s recoverability due to the significant amount by which the asset’s fair value has historically exceeded its carrying value. As a result of this assessment, it was determined that it was not more likely than not that the asset was impaired and a quantitative test was not performed.
Environmental Liabilities
We are subject to various federal, state, local and foreign environmental laws and regulations that require environmental assessment or remediation efforts. Accruals for environmental exposures are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Significant judgment is required to determine both the likelihood of a loss and the estimated amount of loss. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in estimating our reserve for environmental liabilities. Our environmental reserve of $94.6 at December 31, 2013, represents management’s estimate of undiscounted costs expected to be incurred related to environmental assessment or remediation efforts, as well as related legal fees, without regard to potential recoveries from insurance companies or other third parties. Our estimated liability is reduced to reflect the participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective share of the relevant costs. Our environmental accruals are reviewed and adjusted for progress of investigation and remediation efforts and as additional technical or legal information become available, such as the impact of negotiations with regulators and other potentially responsible parties, settlements, rulings, advice of legal counsel, and other current information.
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
Although it is not possible to predict with certainty the ultimate costs of environmental remediation, the reasonably possible range of our estimated environmental liability at December 31, 2013 was $73.3 to $168.0.
Recent Accounting Pronouncements
See Note 2, “Recent Accounting Pronouncements,” in the Notes to the Consolidated Financial Statements for a complete discussion of recent accounting pronouncements. There were no new pronouncements which we expect to have a material impact on our financial statements in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of our global operating and financing activities, we are exposed to market risks from changes in foreign currency exchange rates, interest rates, and commodity prices, which may adversely affect our operating results and financial position. The impact from changes in market conditions is generally minimized through our normal operating and financing activities. However, we may use derivative instruments, primarily forward contracts, interest rate swaps and futures contracts, to manage some of these exposures. We do not use derivative financial instruments for trading or other speculative purposes. To minimize the risk of counterparty non-performance, derivative instruments are entered into with major financial institutions and there is no significant concentration with any one counterparty. A summary of our accounting policies for derivatives is included in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements.
Foreign Currency Exchange Rate Exposures
Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. As of December 31, 2013, we had a total of three derivative contracts in place with an aggregate notional amount of $13.1 and related net fair value less than $0.1. These forward contracts are all short-term in duration, generally maturing within three months from contract date. The derivative contracts offset specific risks related to receipts from customers and intercompany transactions. Our principal currency exposures relate to the Euro, Chinese Renminbi, South Korean Won, Hong Kong Dollar, Mexican Peso, British Pound, Czech Koruna, Brazilian Real, Australian Dollar and Canadian Dollar. We estimate that a hypothetical 10% adverse movement in foreign currency rates to which we are exposed would not be material to our financial statements.
Effective January 1, 2010, Venezuela was determined to be a highly inflationary economy and we changed the functional currency of our operations in Venezuela to the U.S. dollar. On February 8, 2013, Venezuela announced a devaluation of the Bolivar which resulted in our recognition of a $1.2 remeasurement charge. Given our limited presence in Venezuela, the devaluation, as well as the highly inflationary accounting treatment has not resulted in, nor is it expected to have, a material impact on our financial statements.

Interest Rate Exposures
As of December 31, 2013, we do not have a material exposure to interest rate risk as our outstanding long-term debt is $8.9 and a significant portion is fixed rate in nature.
As of December 31, 2013, we had four interest rate swaps outstanding with an aggregate notional amount of $11.9 and a fair value of $0.6. These interest rate swap agreements modify our exposure to interest rate risk by converting a portion of the floating-rate debt to a fixed rate. Changes in the fair value of the interest rate swaps are recorded in earnings as the interest rate swaps do not qualify for hedge accounting.
We issue commercial paper, which exposes us to changes in interest rates. As of December 31, 2013, we had a $38.0 outstanding commercial paper balance with an associated weighted average interest rate of 0.44%. We do not account for our long-term debt using the fair value option.
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
Attached as exhibits to the Form 10-K are certifications of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Exchange Act of 1934 (Act), as amended.
(a) Evaluation of Disclosure Controls and Procedures
The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) of the Act) as of December 31, 2013. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
The Company's Disclosure Committee has the responsibility of considering and evaluating the materiality of information and reviewing disclosure obligations on a timely basis. The Disclosure Committee meets regularly and assists the CEO and the CFO in designing, establishing, reviewing and evaluating the Company’s disclosure controls and procedures.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in the 1992 “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2013, the Company maintained effective internal control over financial reporting.
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
Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act (ITRA)
This disclosure is made pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 which added a new subsection (r) to section 13 of the Exchange Act (Section 13(r)) requiring a public reporting issuer to disclose in its annual or quarterly reports whether it or any affiliates have knowingly engaged in specified activities or transactions relating to Iran, including activities conducted outside the United States by non-U.S. affiliates in compliance with local law.
In its 2012 Annual Report, ITT described its acquisition of all the shares of Bornemann in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the OFAC. As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of Euros 1.3 million (the Bond). Bornemann requested that the Bond be cancelled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond has remained outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the performance bond in 2013, however, Bornemann did pay fees in 2013 of approximately Euros 43 thousand to the German financial institution which is maintaining the performance bond.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ITT Corporation
White Plains, New York
We have audited the internal control over financial reporting of ITT Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 21, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 21, 2014

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is incorporated by reference from the information provided under the sections entitled “Matters to be Considered at the Annual Meeting-Proposal 1. Election of Directors,” “Corporate Governance and Related Matters-Board and Committee Membership-Audit Committee,” “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee Report” in our Proxy Statement for the 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”).
Information required by this Item 10 with respect to executive officers of the Company is contained under the heading “Executive Officers of the Company” in Part I of this Form 10-K.
ITT has adopted corporate governance principles and charters for each of its standing committees. The principles address director qualification standards, election and selection of an independent presiding director, as well as responsibilities, access to management and independent advisors, compensation, orientation and continuing education, management succession principles and board and committee self-evaluation. The corporate governance principles and charters are available on the Company’s website at www.itt.com/investors/governance/. A copy of the corporate governance principles and charters is also available to any shareholder who requests a copy from the Company’s secretary.
ITT has also adopted a written code of ethics, the “Code of Conduct,” which is applicable to all directors, employees and officers (including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions). The Company’s Code of Conduct is available on our website at www.itt.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website at www.itt.com.
Pursuant to New York Stock Exchange (NYSE) Listing Company Manual Section 303A.12(a), the Company submitted a Section 12(a) CEO Certification to the NYSE in 2013. The Company also filed with the SEC, as exhibits to the Company’s current Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 is incorporated by reference to the discussion under the headings “2013 Non-Management Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Related Matters-Compensation Committee Interlocks and Insider Participation” in our 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is incorporated by reference to the discussion under the caption “Stock Ownership of Directors and Executive Officers,” “Beneficial Ownership of ITT Common Stock” and “Equity Compensation Plan Information” in our 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the discussions under the captions “Corporate Governance and Related Matters-Policies for Approving Related Party Transactions” and “Corporate Governance and Related Matters-Director Independence,” in our 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about the fees for 2013 and 2012 for professional services rendered by our independent registered public accounting firm is incorporated by reference to the discussion under the heading “Proposal 2. Ratification of Appointment of the Independent Registered Public Accounting Firm” of our 2014 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is also incorporated by reference to the discussion under the heading “Proposal 2. Ratification of Appointment of the Independent Registered Public Accounting Firm” of our 2014 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

1.	See Index to Consolidated Financial Statements appearing on page 64 for a list of the financial statements filed as a part of this report.

2.	See Exhibit Index beginning on pages II-3 for a list of the exhibits filed or incorporated herein as a part of this report.

(b)
Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements filed as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ITT Corporation
White Plains, New York
We have audited the accompanying consolidated balance sheets of ITT Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITT Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 21, 2014

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) YEARS ENDED DECEMBER 31	2013	2012	2011
Revenue	$2,496.9	$2,227.8	$2,085.6
Costs of revenue	1,697.1	1,547.6	1,440.6
Gross profit	799.8	680.2	645.0
Sales and marketing expenses	216.2	180.4	163.6
General and administrative expenses	297.7	221.7	166.3
Research and development expenses	67.3	62.7	63.5
Asbestos-related costs, net	32.8	50.9	100.4
Transformation costs	2.2	13.0	396.1
Operating income (loss)	183.6	151.5	(244.9)
Interest expense	6.3	0.1	76.4
Interest income	5.0	2.8	4.1
Miscellaneous expense (income), net	1.8	5.1	(1.3)
Income (loss) from continuing operations before income tax	180.5	149.1	(315.9)
Income tax (benefit) expense	(309.6)	39.6	260.6
Income (loss) from continuing operations	490.1	109.5	(576.5)
Income from discontinued operations, net of tax	0.8	15.9	447.0
Net income (loss)	490.9	125.4	(129.5)
Less: Income attributable to noncontrolling interests	2.4	—	—
Net income (loss) attributable to ITT Corporation	$488.5	$125.4	$(129.5)

Amounts attributable to ITT Corporation:
Income (loss) from continuing operations, net of tax	$487.7	$109.5	$(576.5)
Income from discontinued operations, net of tax	0.8	15.9	447.0
Net income (loss)	$488.5	$125.4	$(129.5)

Earnings (loss) per share attributable to ITT Corporation:
Basic Earnings Per Share:
Continuing operations	$5.36	$1.18	$(6.22)
Discontinued operations	0.01	0.17	4.82
Net income (loss)	$5.37	$1.35	$(1.40)
Diluted Earnings Per Share:
Continuing operations	$5.28	$1.16	$(6.22)
Discontinued operations	0.01	0.17	4.82
Net income (loss)	$5.29	$1.33	$(1.40)
Weighted average common shares – basic	91.0	93.0	92.8
Weighted average common shares – diluted	92.3	94.1	92.8
Cash dividends declared per common share	$0.40	$0.364	$1.591
The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of operations.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS) YEARS ENDED DECEMBER 31	2013	2012	2011
Net income (loss)	$490.9	$125.4	$(129.5)
Other comprehensive income (loss):
Net foreign currency translation adjustment	10.9	4.7	(38.8)
Net change in postretirement benefit plans, net of tax impacts of ($38.8), $0, and $399.0, respectively	66.3	(42.3)	(508.5)
Net change in unrealized loss on investment securities, net of tax impacts of $0, $1.0, and $7.8, respectively	—	1.0	(12.8)
Other comprehensive income (loss)	77.2	(36.6)	(560.1)
Comprehensive income (loss)	568.1	88.8	(689.6)
Less: Comprehensive income attributable to noncontrolling interests	2.4	—	—
Comprehensive income (loss) attributable to ITT Corporation	$565.7	$88.8	$(689.6)
Disclosure of reclassification adjustments and other adjustments to postretirement benefit plans
Reclassification adjustments:
Amortization of prior service costs, net of tax benefit of $(0.1), $0, and $(1.0), respectively (See Note 17)	0.3	0.8	1.6
Amortization of net actuarial loss, net of tax benefit of $(4.8), $0, and $(42.1), respectively (See Note 17)	8.5	10.9	68.7
Other adjustments:
Prior service credit, net of tax expense of $(7.1), $0, and $(1.0), respectively	$11.9	$3.1	$2.0
Net actuarial gain (loss), net of tax (expense) benefit of $(26.8), $0, and $443.1, respectively	46.1	(56.7)	(580.8)
Unrealized change from foreign currency translation	(0.5)	(0.4)	—
Net change in postretirement benefit plans, net of tax	$66.3	$(42.3)	$(508.5)
Disclosure of reclassification adjustments and other adjustments to unrealized loss on investment securities
Reclassification adjustments:
Realized losses (gains) arising during the period, net of tax expense of $0, $1.0, and $6.1, respectively(a)	—	1.0	(10.0)
Other adjustments:
Unrealized holding losses arising during period, net of tax benefit of $0, $0, and $1.7, respectively	$—	$—	$(2.8)
Net change in unrealized loss on investment securities, net of tax	$—	$1.0	$(12.8)

(a)	The reclassification adjustment related to the realized gains from investment securities during 2011 was presented within general and administrative expenses.
The accompanying Notes to Consolidated Financial Statements are an integral part of the statements of comprehensive income.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) DECEMBER 31	2013	2012
Assets
Current assets:
Cash and cash equivalents	$507.3	$544.5
Receivables, net	496.7	440.3
Inventories, net	315.9	304.2
Other current assets	345.6	251.4
Total current assets	1,665.5	1,540.4
Plant, property and equipment, net	426.2	373.1
Goodwill	659.8	651.4
Other intangible assets, net	106.9	123.3
Asbestos-related assets	433.3	525.3
Deferred income taxes	303.6	21.4
Other non-current assets	144.9	151.2
Total non-current assets	2,074.7	1,845.7
Total assets	$3,740.2	$3,386.1
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$332.7	$347.0
Accrued liabilities	499.9	458.3
Total current liabilities	832.6	805.3
Asbestos-related liabilities	1,179.6	1,255.0
Postretirement benefits	243.3	330.3
Other non-current liabilities	277.8	292.3
Total non-current liabilities	1,700.7	1,877.6
Total liabilities	2,533.3	2,682.9
Shareholders’ Equity:
Common stock:
Authorized – 250 shares, $1 par value per share (104.0 shares issued(a))
Outstanding – 91.0 shares and 92.1, respectively(a)	91.0	91.9
Retained earnings	1,320.3	898.8
Accumulated other comprehensive loss:
Postretirement benefit plans	(129.2)	(195.5)
Cumulative translation adjustments	(80.8)	(91.7)
Unrealized loss on investment securities	(0.3)	(0.3)
Total ITT Corporation shareholders' equity	1,201.0	703.2
Noncontrolling interests	5.9	—
Total shareholders’ equity	1,206.9	703.2
Total liabilities and shareholders’ equity	$3,740.2	$3,386.1

(a)	Shares issued and outstanding include unvested restricted common stock of 0.2 at December 31, 2012. No unvested restricted common stock was outstanding as of December 31, 2013.
The accompanying Notes to Consolidated Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS) YEARS ENDED DECEMBER 31	2013	2012	2011
Operating Activities
Net income (loss)	$490.9	$125.4	$(129.5)
Less: income from discontinued operations	0.8	15.9	447.0
Less: income attributable to noncontrolling interests	2.4	—	—
Income (loss) from continuing operations attributable to ITT Corporation	487.7	109.5	(576.5)
Adjustments to income (loss) from continuing operations
Depreciation and amortization	86.9	71.1	71.3
Stock-based compensation	13.1	12.4	11.5
Asbestos-related costs, net	32.8	50.9	100.4
Transformation costs	2.2	13.0	396.1
Deferred income taxes	(364.0)	34.1	302.4
Asbestos-related payments, net	(25.4)	(20.1)	(22.0)
Transformation-related payments	(7.1)	(47.3)	(355.0)
Contributions to postretirement plans	(11.9)	(71.0)	(30.8)
Changes in assets and liabilities (net of acquisitions):
Change in receivables	(60.7)	(17.7)	(71.0)
Change in inventories	(10.7)	(8.7)	(37.0)
Change in accounts payable	4.5	(4.3)	3.3
Change in accrued expenses	40.5	(10.1)	34.8
Change in accrued income taxes	28.6	84.1	(97.5)
Other, net	10.1	51.2	(52.4)
Net Cash – Operating activities	226.6	247.1	(322.4)
Investing Activities
Capital expenditures	(122.9)	(83.8)	(102.3)
Purchases of investments	(240.2)	(38.2)	—
Maturities of investments	168.2	—	—
Acquisitions, net of cash acquired	0.7	(193.2)	(15.6)
Proceeds from sale of discontinued operations and other assets	2.3	39.5	10.4
Other, net	3.1	1.0	1.0
Net Cash – Investing activities	(188.8)	(274.7)	(106.5)
Financing Activities
Short-term debt, net	25.4	(24.8)	3.5
Long-term debt repaid	(6.4)	(1.0)	(1,318.7)
Long-term debt issued	—	1.3	—
Proceeds from issuance of common stock	34.8	58.0	60.0
Repurchase of common stock	(87.9)	(116.8)	(6.6)
Excess tax benefit from equity compensation activity	8.7	6.4	7.2
Dividends paid	(36.4)	(34.2)	(193.0)
Contributions from Exelis and Xylem, net	—	—	1,671.0
Distributions of Exelis and Xylem, net	—	—	699.9
Other, net	3.5	3.1	(1.0)
Net Cash – Financing activities	(58.3)	(108.0)	922.3
Exchange rate effects on cash and cash equivalents	(0.4)	(4.0)	(9.4)
Discontinued operations:
Operating activities	(16.3)	(3.2)	561.2
Investing activities	—	(0.1)	(467.3)
Financing activities	—	(2.4)	(527.1)
Exchange rate effects on cash and cash equivalents	—	—	6.7
Net Cash – Discontinued operations	(16.3)	(5.7)	(426.5)
Net change in cash and cash equivalents	(37.2)	(145.3)	57.5
Cash and cash equivalents – beginning of year	544.5	689.8	1,032.3
Cash and cash equivalents – end of year	507.3	544.5	1,089.8
Less: Cash and cash equivalents distributed to Exelis and Xylem	—	—	(400.0)
Cash and Cash Equivalents of Continuing Operations – End of Period	507.3	544.5	689.8
Supplemental Cash Flow Disclosures
Cash paid (received) during the year for:
Interest	0.9	2.3	80.2
Income taxes, net of refunds received	$21.9	$(100.9)	$140.0
The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of cash flows.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN MILLIONS)	SHARES			DOLLARS
YEARS ENDED DECEMBER 31	2013	2012	2011	2013	2012	2011
Common Stock
Common stock, beginning balance	91.9	93.1	91.5	$91.9	$93.1	$91.5
Activity from stock incentive plans	2.3	4.0	1.7	2.3	4.0	1.7
Share repurchases	(3.2)	(5.2)	(0.1)	(3.2)	(5.2)	(0.1)
Common stock, ending balance	91.0	91.9	93.1	$91.0	$91.9	$93.1
Retained Earnings
Retained earnings, beginning balance				$898.8	$852.6	$5,441.9
Net income (loss)				488.5	125.4	(129.5)
Cash dividends declared on common stock				(36.7)	(34.2)	(147.2)
Activity from stock incentive plans				54.4	74.1	103.4
Share repurchases				(84.7)	(111.6)	(6.5)
Distribution of Exelis and Xylem				—	(7.3)	(4,409.5)
Purchase of noncontrolling interest				—	(0.2)	—
Retained earnings, ending balance				$1,320.3	$898.8	$852.6
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance				$(195.5)	$(153.2)	$(1,359.5)
Net change in postretirement benefit plans				66.3	(42.3)	(508.5)
Distribution of Exelis and Xylem				—	—	1,714.8
Postretirement benefit plans, ending balance				$(129.2)	$(195.5)	$(153.2)
Cumulative translation adjustment, beginning balance				$(91.7)	$(96.4)	$275.8
Net cumulative translation adjustment				10.9	4.7	(38.8)
Distribution of Exelis and Xylem				—	—	(333.4)
Cumulative translation adjustments, ending balance				$(80.8)	$(91.7)	$(96.4)
Unrealized (loss) gain on investment securities, beginning balance				$(0.3)	$(1.3)	$11.5
Net change in unrealized gain (loss) on investment securities				—	1.0	(12.8)
Unrealized (loss) gain on investment securities, ending balance				$(0.3)	$(0.3)	$(1.3)
Total accumulated other comprehensive loss				$(210.3)	$(287.5)	$(250.9)
Noncontrolling Interests
Noncontrolling interests, beginning balance				$—	$—	$—
Reclassification of noncontrolling interests				3.9	—	—
Income attributable to noncontrolling interests				2.4	—	—
Other				(0.4)	—	—
Noncontrolling interests, ending balance				$5.9	$—	$—
Total Shareholders’ Equity
Total shareholders’ equity, beginning balance				$703.2	$694.8	$4,461.2
Net change in common stock				(0.9)	(1.2)	1.6
Net change in retained earnings				421.5	46.2	(4,589.3)
Net change in accumulated other comprehensive loss				77.2	(36.6)	821.3
Net change in noncontrolling interests				5.9	—	—
Total shareholders’ equity, ending balance				$1,206.9	$703.2	$694.8
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
Certain prior year amounts have been reclassified to conform to the current year presentation, as described within these Notes to the Consolidated Financial Statements.
Significant Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of all majority-owned subsidiaries. ITT consolidates companies in which it has a controlling financial interest or when ITT is considered the primary beneficiary of a variable interest entity. We account for investments in companies over which we have the ability to exercise significant influence, but do not hold a controlling interest under the equity method, and we record our proportionate share of income or losses in the Consolidated Statements of Operations. The results of companies acquired or disposed of during the fiscal year are included in the Consolidated Financial Statements from the effective date of acquisition or up to the date of disposal or distribution. All intercompany transactions have been eliminated.
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

ITT CORPORATION AND SUBSIDIARIES

For multiple deliverable arrangements, we recognize revenue based on the relative selling price if the deliverable has stand-alone value to the customer and, in arrangements that include a general right of return relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. The selling price for a deliverable is based on vendor-specific objective evidence of selling price (VSOE), if available, third-party evidence of selling price (TPE), if VSOE is not available, or best estimated selling price (BESP), if neither VSOE nor TPE is available.
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
We recognize revenue on certain design and build projects using the completed contract method. Amounts invoiced to customers in excess of revenue recognized are recorded as a reduction of inventory to the extent project costs have accumulated within inventory or as deferred revenue, within accrued liabilities, until the revenue recognition criteria are satisfied.
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
The Company has also recorded an asbestos-related asset, composed of insurance receivables. The asbestos-related asset represents our best estimate of probable recoveries from third parties for pending claims, as well as unasserted claims estimated to be filed over the next 10 years. In developing this estimate, the Company considers coverage-in-place and other settlement agreements with its insurers, as well as a review of expected levels of future cost recovery, the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, and interpretation of the various policy and contract terms and limits and their interrelationships.
In the third quarter each year we conduct an asbestos remeasurement with the assistance of outside consultants to review and update, as appropriate, the underlying assumptions used to estimate our asbestos liability and related assets, including a reassessment of the time horizon over which a reasonable estimate of unasserted claims can be projected. In addition, as part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent data available for the key inputs and assumptions, comparing the data to the expectations on which the most recent annual liability and asset estimates were based. Provided the quarterly review does not indicate a more detailed

ITT CORPORATION AND SUBSIDIARIES

evaluation of our asbestos exposure is required, each quarter we record a net asbestos expense to maintain a rolling 10-year time horizon.
Postretirement Benefit Plans
ITT sponsors pension and other employee-related defined benefit plans (collectively, postretirement benefit plans) for employees around the world. Postretirement benefit obligations are generally determined, where applicable, based on participant years of service, future compensation, and age at retirement or termination. The determination of projected benefit obligations and the recognition of expenses related to postretirement benefit plans are dependent on various assumptions that are judgmental. The assumptions involved in the measurement of our postretirement benefit plan obligations and net periodic postretirement costs primarily relate to discount rates, long-term expected rates of return on plan assets, mortality and termination rates, and other factors. Management develops each assumption using relevant Company experience in conjunction with market-related data for each individual country in which such plans exist. Actual results that differ from our assumptions are accumulated and are amortized over the estimated future working life, or remaining lifetime, of the plan participants depending on the nature of the retirement plan. For the recognition of net periodic postretirement cost, the calculation of the long-term expected return on plan assets is generally derived using a market-related value of plan assets based on yearly average asset values at the measurement date over the last 5 years.
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
Research & Development
Research and development (R&D) activities are charged to expense as incurred and are reported as a component of operating income within the R&D expense line.
Stock-Based Compensation
Stock-based awards issued to employees and non-employee directors include non-qualified stock options, restricted stock awards, restricted stock units, performance units, and certain liability-based awards. Performance units include a total shareholder return (TSR) component and a return on invested capital (ROIC) component which are accounted for as two distinct awards. Compensation costs resulting from share-based payment transactions are recognized primarily within general and administrative expenses, at fair value over the requisite service period (typically three years) on a straight-line basis. The amount of compensation recognized includes an adjustment based on an estimate of awards ultimately expected to vest. The fair value of a non-qualified stock option is determined on the date of grant using a binomial lattice pricing model incorporating multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The fair value of restricted stock awards and restricted stock units is determined using the closing price of the Company’s common stock on date of grant. The fair value of TSR equity awards is measured at grant date using a Monte Carlo simulation, measuring potential total shareholder return for ITT relative to the other companies in the S&P 400 Capital Goods Index. The fair value of the ROIC awards was based on the closing price of ITT common stock on the date of grant less the present value of expected dividend payments during the vesting period. The fair value of our liability-based awards, including cash awards under our TSR award plan, granted prior to 2013, is measured using a Monte Carlo simulation and is remeasured at the end of each reporting period.
Restructuring
We periodically initiate management approved restructuring activities to achieve cost savings through reduced operational redundancies and to strategically position ourselves in the market in response to prevailing economic conditions and associated customer demand. Costs associated with restructuring actions can include severance, infrastructure charges to vacate facilities or consolidate operations, contract termination costs and other related charges. For involuntary separation plans, a liability is recognized when it is probable and reasonably estimable. For voluntary separation plans, a liability is recognized when the employee irrevocably accepts the voluntary termination. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as lease termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change. Restructuring costs are presented within general and administrative expenses.

ITT CORPORATION AND SUBSIDIARIES

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
We have not provided deferred tax liabilities for the impact of U.S. income taxes on undistributed foreign earnings which we plan to reinvest indefinitely outside the U.S. We plan foreign earnings remittance amounts based on projected cash flow needs, as well as the working capital and long-term investment requirements of foreign subsidiaries and our domestic operations.
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
Earnings Per Share
Basic earnings per common share considers the weighted average number of common shares outstanding, as well as outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends. Diluted earnings per share considers the outstanding shares utilized in the basic earnings per share calculation as well as the dilutive effect of outstanding stock options and restricted stock that do not contain rights to nonforfeitable dividends. Diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock units and unvested performance stock units. The dilutive effect of such equity awards is calculated based on the average share price for each reporting period using the treasury stock method. Common stock equivalents are excluded from the computation of earnings per share if they have an anti-dilutive effect.
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
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising ITT’s customer base and their dispersion across many different industries and geographic regions. However, our largest customer represents approximately 10% of the December 31, 2013 outstanding trade accounts receivable balance. ITT performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.
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

ITT CORPORATION AND SUBSIDIARIES

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
Inventories
Inventories, which include the costs of material, labor and overhead, are stated at the lower of cost or market, with cost generally computed on a first-in, first-out (FIFO) basis. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value and are charged to cost of sales. At the point of loss recognition, a new cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in a recovery in carrying value. Inventories valued under the last-in, first-out (LIFO) method represent 15.3% and 16.3% of total 2013 and 2012 inventories, respectively. We have a LIFO reserve of $9.2 and $8.1 recorded as of December 31, 2013 and 2012, respectively.
Cost of sales is generally reported using standard cost techniques with full overhead absorption that approximates actual cost.
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
Investments
As of December 31, 2013 and 2012, we held investments in time deposits with a cost of $112.9 and $38.2, respectively, having an original maturity exceeding three months at the time of purchase. These investments mature within four months of the balance sheet date and have been presented in other current assets as short-term investments on the Consolidated Balance Sheet. These investments have been classified as held-to-maturity and are recorded at amortized cost, which approximates fair value at December 31, 2013 and 2012. We did not realize any gains or losses from the maturity of our investments during 2013 or 2012. Interest income recognized from these investments during 2013 or 2012 was not material to our results of operations.
Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of the balance sheet date. The Company’s investments in COLI policies are included in other non-current assets in the consolidated balance sheets and were $93.6 and $87.7 at December 31, 2013 and 2012, respectively. Changes in the cash surrender value during the period are recorded as a gain or loss within operating expenses and were not material in the years ended December 31, 2013, 2012 and 2011. These investments were made with the intention of utilizing them as a long-term funding source for deferred compensation obligations, which as of December 31, 2013 and 2012 were approximately $17.5 and $17.0, respectively, however, the COLI policies do not represent a committed funding source for these obligations and as such they are subject to claims from creditors, and we can designate them for another purpose at any time.
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

ITT CORPORATION AND SUBSIDIARIES

of the asset. When an impairment is identified, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.
Goodwill and Intangible Assets
Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of the acquired business. Intangible assets include customer relationships, proprietary technology, trademarks, patents and other intangible assets. Intangible assets with a finite life are generally amortized on a straight-line basis over an estimated economic useful life, which generally range from 10-20 years, and are tested for impairment if indicators of impairment are identified. Certain of our intangible assets have an indefinite life, namely certain brands and trademarks.
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
We estimate the fair value of our reporting units using an income approach. Under the income approach, we estimate fair value based on the present value of estimated future cash flows. We estimate the fair value of our indefinite-lived intangible assets using the relief from royalty method. The relief from royalty method estimates the portion of a company’s earnings attributable to an intellectual property asset based on an assumed royalty rate that the company would have paid had the asset not been owned.
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

ITT CORPORATION AND SUBSIDIARIES

reviews the expected levels of future cost recovery, the financial viability of the insurance companies, the sites and claims covered by those policies, and our interpretation of the various policy and contract terms and limits.
Environmental costs and related recoveries are recorded within general and administrative expenses in the Consolidated Statements of Operations.
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
Fair Value Measurements
We determine fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We prioritize the inputs to valuation techniques used to measure fair value into three broad levels based on the observability of the lowest level input that is significant to the fair value measure. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), then to quoted market prices for similar assets or liabilities in active markets or quoted market prices of identical assets in less active markets (Level 2) and gives the lowest priority to unobservable inputs (Level 3).
Derivative Financial Instruments
ITT may use derivative financial instruments, primarily foreign currency forward contracts, to mitigate exposure from foreign currency exchange rate fluctuations as it pertains to receipts from customers, payments to suppliers and intercompany transactions. In connection with the Bornemann acquisition, we assumed certain foreign currency contracts related to forecasted transactions with third-parties. We record derivatives at their fair value as either an asset or liability and include adjustments to reflect changes in the fair value of our derivatives in earnings as the contracts are not designated as hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. As of December 31, 2013 and 2012, the notional amount of our foreign currency derivatives was $13.1 and $48.0, respectively, and our interest rate swaps was $11.9 and $7.9, respectively. The amount of gains and losses recorded related to our foreign currency contracts and interest rate swaps, and the net fair value of our outstanding derivative contracts was not material as of and for the years ended December 31, 2013, 2012 and 2011.
Derivative contracts involve the risk of non-performance by the counterparty. The fair value of our foreign currency contracts has been determined using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date.
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Not Yet Adopted
In July 2013, the Financial Accounting Standards Board (FASB) issued guidance eliminating diversity in practice surrounding the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires entities to net an unrecognized tax benefit with a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if the carryforward would be used to settle additional tax due upon disallowance of a tax position. The adoption of this amendment on January 1, 2014 is not expected to have a material effect on ITT's financial statements.
In March 2013, the FASB clarified that, when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the

ITT CORPORATION AND SUBSIDIARIES

foreign entity in which the subsidiary or group of assets had resided. The FASB also clarified that if a business combination is achieved in stages related to a previously held equity method investment (step-acquisition) that is a foreign entity, the amount of accumulated other comprehensive income that is reclassified and included in the calculation of gain or loss as of the acquisition date shall include any foreign currency translation adjustment related to that previously held investment. The adoption of these amendments on January 1, 2014 is not expected to have a material impact to ITT's financial statements.
In February 2013, the FASB issued guidance requiring an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and any additional amount the entity expects to pay on behalf of the other entities. The adoption of these amendments on January 1, 2014 is not expected to have a material impact to ITT's financial statements.
NOTE 3
ACQUISITIONS
On November 28, 2012, we acquired all issued and outstanding stock of the privately held Joh. Heinr. Bornemann GmbH (Bornemann) for a final purchase price of $192.5, net of cash acquired. Bornemann, a supplier and servicer of multiphase pumping systems serving the global oil & gas, industrial, food and pharmaceutical markets, has more than 550 employees globally and is reported within the Industrial Process segment. The acquisition was funded with cash on hand. The final allocation of the purchase price, presented below, is based on the fair value of assets acquired, liabilities assumed and noncontrolling interests in Bornemann as of November 28, 2012.

Cash	$11.9
Receivables	29.9
Inventory	44.7
Deferred tax assets	14.6
Plant, property and equipment	29.8
Goodwill	147.3
Other intangibles	58.7
Other assets	9.2
Accounts payable	(9.6)
Accrued liabilities	(30.1)
Deferred revenue	(10.2)
Deferred tax liabilities	(23.1)
Short and long-term debt and capital leases	(44.4)
Postretirement obligations	(15.0)
Other liabilities	(9.3)
Net assets acquired	$204.4
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
Our financial statements include the results of operations and cash flows from each of our acquisitions prospectively from their respective acquisition date. Pro forma results of operations have not been presented because neither acquisition was deemed material at the acquisition date.

ITT CORPORATION AND SUBSIDIARIES

NOTE 4
DISCONTINUED OPERATIONS
Results from discontinued operations reflect income of $0.8 for the year ended December 31, 2013 primarily related to a reversal of warranty reserves and legal-related contingencies associated with previously disposed businesses, partially offset by a settlement of legacy receivables and payables with a former ITT entity, resulting in a net loss of $1.3.
During 2012, the Company completed the sale of its shape cutting product lines, including the Kaliburn and Burny brands as well as the web tension control products and custom engineered systems sold under the Cleveland Motion Controls brand (collectively referred to herein as the Shape Cutting Businesses). The sale was completed on November 13, 2012, resulting in net proceeds from the sale of $38.4 which is included in investing activities on our Consolidated Statement of Cash Flows. Subsequent to this divestiture, we do not have any significant continuing involvement in the operations of these businesses, nor do we expect significant continuing cash flows. Accordingly, the financial position and results of operations of the Shape Cutting Businesses are reported as a discontinued operation for 2012 and 2011.
Summarized operating results from the Shape Cutting Businesses presented within earnings from discontinued operations are provided in the tables below. Interest expense was not allocated to the divested businesses for any of the periods presented. Amounts presented in the “Other” column within the tables below relate to various divested ITT businesses accounted for as discontinued operations in the year of divestiture for which legacy liabilities remain, as well as certain transformation costs which were directly related to the Distribution and provided no future benefit to the Company. See Note 6, “Company Transformation” for further information.

Year Ended 2012	Shape Cutting Businesses	Other	Total
Revenue	$30.2	$—	$30.2
Earnings from discontinued operations before income taxes	0.6	0.4	1.0
Gain on sale before tax	9.0	—	9.0
Income tax expense (benefit)	—	(5.9)	(5.9)
Earnings from discontinued operations, net of tax	$9.6	$6.3	$15.9
On October 31, 2011, the Company completed the Distribution of Exelis (previously referred to as ITT’s Defense & Information Solutions segment) and Xylem (previously referred to as the water-related businesses), from the Company into two independent, publicly traded companies via a tax-free Distribution to shareholders (the Distribution). ITT was designated as the accounting and legal spinnor with respect to the Distribution. The Distribution was made pursuant to a Distribution Agreement, dated October 25, 2011, among ITT, Exelis and Xylem (the Distribution Agreement). With the completion of these separations, the Company disposed of its water-related businesses and Defense segment in their entirety and ceased to consolidate their financial position and results of operations in its consolidated financial statements. Accordingly, the Company has presented the results of operations of its former water-related businesses and Defense segment as discontinued operations in the consolidated financial statements for 2011.
In connection with the Distribution, ITT received a net cash transfer (the Contribution) of $683.0 and $988.0 from Exelis and Xylem, respectively, which is included in financing activities on our Consolidated Statement of Cash Flows. No gain or loss was recognized in connection with the Distribution. While we are a party to a Distribution Agreement and several other agreements, including a Tax Matters Agreement, Benefits and Compensation Matters Agreement and Master Transition Services Agreement, we have determined we do not have significant continuing involvement in the operations of Exelis or Xylem, nor do we expect significant continuing cash flows from Exelis or Xylem. Summarized operating results from Exelis, Xylem, and the Shape Cutting Businesses presented within earnings from discontinued operations are provided in the tables below.

ITT CORPORATION AND SUBSIDIARIES

Year Ended 2011	Exelis	Xylem	Shape Cutting Businesses	Other	Total
Revenue	$4,916.1	$3,107.5	$33.5	$—	$8,057.1
Transformation costs	31.2	74.8	—	134.1	240.1
Earnings (loss) from discontinued operations before income taxes	473.0	321.5	(2.5)	(108.9)	683.1
Income tax expense (benefit)	193.6	70.3	(1.1)	(26.7)	236.1
Earnings (loss) from discontinued operations, net of tax	$279.4	$251.2	$(1.4)	$(82.2)	$447.0
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
Pursuant to the Tax Matters Agreement, as the shared income tax liabilities are settled, ITT will make payments up to certain specified thresholds, with payments in excess of those specified thresholds shared among ITT, Exelis, and Xylem. If payments to the taxing authorities are less than certain specified thresholds, ITT will make payments up to the remaining specified thresholds to Exelis and Xylem. Settlement is expected to occur as the audit process by applicable taxing authorities is completed for the impacted years and cash payments are made. Given the nature of the shared tax liabilities, the maximum amount of potential future payments is not determinable. Any such cash payments, when they occur, will reduce the liability for uncertain tax positions as such payments represent an equivalent reduction of risk. At December 31, 2013, ITT’s accrual for uncertain tax positions includes amounts related to certain shared tax liabilities; however, no receivables from Exelis or Xylem have been recorded as our estimate of their portion of the shared tax liabilities is not more than the amounts currently accrued for the uncertain tax position. If our estimate of exposures to the shared tax liabilities increases above the specified threshold, a receivable would be recorded. At December 31, 2013 and 2012, the financial statements include a net tax-related liability of $0.7 and $0.8, respectively, due to Exelis and Xylem in the aggregate.

ITT CORPORATION AND SUBSIDIARIES

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
During 2013 and 2012, we billed Exelis and Xylem a total of $6.7 and $10.7, respectively, associated with activities performed under the Master Transition Services Agreement. During 2011, we billed Exelis and Xylem a total of approximately $22.0, primarily relating to active employee health benefits which continued to be administered by ITT. On January 1, 2012, the administration of the employee health benefit plans was transferred to Exelis and Xylem. Total billings by Exelis and Xylem to ITT during 2013 and 2012 amounted to $0.8 and $1.3, respectively. As of December 31, 2013 and 2012, we have an aggregate receivable and payable, associated with transactions related to the Master Transition Services Agreement, of less than $0.1 each.

ITT CORPORATION AND SUBSIDIARIES

NOTE 5
RESTRUCTURING ACTIONS
We have initiated various restructuring activities throughout the business during the past three years, of which only the Interconnect Solutions turnaround activities is considered to be individually significant. See further discussion on this plan below. Other less significant restructuring actions during 2013 include reduction in force initiatives, geographic sales presence realignment, and the exit of a non-core construction pump business. We also undertook various restructuring actions during 2012 primarily focused on reducing operating costs through reduction in force initiatives. The components of all restructuring costs incurred during each of the previous three years ended are presented in the table below.

	2013	2012	2011
By component:
Severance costs	$22.3	$10.9	$3.5
Asset write-offs	3.9	0.2	—
Other restructuring costs	2.2	2.9	1.2
Total restructuring costs	$28.4	$14.0	$4.7
By segment:
Industrial Process	$4.5	$0.3	$0.4
Motion Technologies	5.1	2.2	—
Interconnect Solutions	17.2	7.2	2.9
Control Technologies	0.4	0.8	1.4
Corporate and Other	1.2	3.5	—
The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Balance Sheet within accrued liabilities, for each of the previous two years ended.

	2013	2012
Restructuring accruals - 1/1	$7.8	$4.0
Restructuring costs	28.4	14.0
Cash payments	(17.1)	(9.7)
Asset write-offs	(3.9)	(0.2)
Foreign exchange translation and other	(0.5)	(0.3)
Restructuring accrual - 12/31	$14.7	$7.8
By accrual type:
Severance accrual	$13.0	$7.8
Facility carrying and other costs accrual	1.7	—
The following is a rollforward of employee position eliminations associated with restructuring activities through 2013:

	2013	2012
Planned reductions - 1/1	10	29
Additional planned reductions	275	149
Actual reductions	(178)	(168)
Planned reductions - 12/31	107	10

ITT CORPORATION AND SUBSIDIARIES

Interconnect Solutions Turnaround Activities
During 2013, we initiated a comprehensive restructuring action to improve the overall cost structure of our Interconnect Solutions. The charges incurred during 2013 under this action primarily related to employee severance for 180 planned headcount reductions, and to a lesser extent, asset write-offs. We expect to incur further restructuring costs of approximately $20.0 under this plan, primarily during 2014, related to geographic footprint consolidation. The following table provides a rollforward of the restructuring accrual associated with the Interconnect Solutions turnaround activities.

2013
Restructuring accruals - 1/1	$—
Restructuring costs	18.1
Cash payments	(6.1)
Asset Write-Offs	(3.9)
Foreign exchange translation and other	(0.1)
Restructuring accruals - 12/31	$8.0
NOTE 6
COMPANY TRANSFORMATION
On October 31, 2011, the Company completed the Distribution of Exelis and Xylem. In connection with activities taken to create the revised organizational structure and to complete the Distribution (referred to herein as transformation costs) we recognized pre-tax expenses of $2.2, $20.8 and $636.2, respectively, during 2013, 2012 and 2011. We have presented $2.2, $13.0, and $396.1, respectively, of the pre-tax transformation costs within income from continuing operations and the remainder within income from discontinued operations. Transformation costs incurred during 2011 primarily relate to losses on the extinguishment of debt, asset impairments, and employee retention and severance. Amounts presented within discontinued operations are costs directly related to the Distribution, primarily advisory fees and information technology costs, which provide no future benefit to the Company. Transformation-related activities were substantially complete as of December 31, 2013. See Note 4, “Discontinued Operations,” for additional information.
NOTE 7
INCOME TAXES
For each of the years ended December 31, 2013, 2012, and 2011 the tax data related to continuing operations is as follows:

	2013	2012	2011
Income (loss) components:
United States	$28.5	$33.0	$(464.4)
International	152.0	116.1	148.5
Income (loss) from continuing operations before income tax	180.5	149.1	(315.9)
Income tax expense (benefit) components:
Current income tax expense (benefit):
United States – federal	10.6	(32.6)	(78.9)
United States – state and local	4.2	(8.7)	(12.1)
International	39.6	46.8	49.2
Total current income tax expense (benefit)	54.4	5.5	(41.8)
Deferred income tax expense (benefit) components:
United States – federal	(331.2)	40.1	318.2
United States – state and local	(36.7)	9.9	(14.6)
International	3.9	(15.9)	(1.2)
Total deferred income tax expense (benefit)	(364.0)	34.1	302.4
Income tax expense (benefit)	$(309.6)	$39.6	$260.6
Effective income tax rate	(171.5)%	26.6%	(82.5)%

ITT CORPORATION AND SUBSIDIARIES

A reconciliation of the income tax expense (benefit) for continuing operations from the U.S. statutory income tax rate to the effective income tax rate is as follows for each of the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Valuation allowance on deferred tax assets	(191.1)	27.7	(108.1)
Tax exempt interest	(17.5)	(19.7)	4.1
Tax on undistributed foreign earnings	6.1	1.3	(21.8)
Foreign tax rate differential	(5.8)	(3.0)	1.2
Audit settlements & unrecognized tax benefits	3.8	(13.2)	—
U.S. permanent items	(1.3)	0.5	—
U.S. tax on foreign earnings	(0.7)	0.5	0.4
Other adjustments	(0.6)	(2.8)	(3.9)
State and local income tax	0.6	1.4	0.5
Medicare Part D subsidy	—	(1.1)	0.4
Change in state tax rate	—	—	9.7
Effective income tax rate	(171.5)%	26.6%	(82.5)%
Our effective tax rate in 2013 was affected by changes in unrecognized tax benefits of approximately $5.9 and includes the completion of tax examinations and lapses in the statute of limitations.
As a result of investment opportunities and other factors, and their impact on the Company’s expected liquidity, a determination was made that certain earnings generated in Hong Kong, Luxembourg, Japan, and South Korea are not indefinitely reinvested. In 2013, the Company recorded an additional $11.0 of deferred tax liability on the undistributed foreign earnings. We have not provided for deferred taxes on the remaining excess of financial reporting over tax bases of investments in foreign subsidiaries in the amount of $506.6 because we plan to reinvest such earnings indefinitely outside the U.S. While the amount of U.S. federal income taxes, if such earnings are distributed in the future, cannot be determined, such taxes may be reduced by tax credits and other tax deductions.
We operate under tax holidays in China and Korea, which are effective through December 31, 2014 and 2015, respectively. The tax holidays are conditional upon our meeting certain research, employment and/or investment thresholds. The impact of these holidays decreased foreign taxes by $1.8 or $0.02 per diluted share in 2013.
Deferred tax assets and liabilities include the following:

	2013	2012
Deferred Tax Assets:
Accruals	$64.5	$65.2
Asbestos	272.7	296.7
Employee benefits	106.6	137.2
Credit carryforwards	47.2	46.1
Loss carryforwards	125.2	119.3
Other	34.4	40.1
Subtotal	650.6	704.6
Valuation allowance	$(135.3)	$(536.7)
Net deferred tax assets	515.3	167.9
Deferred Tax Liabilities:
Undistributed earnings	(82.3)	(71.4)
Intangibles	(58.8)	(59.2)
Accelerated depreciation	(25.8)	(25.0)
Investment	(0.4)	(0.7)
Total deferred tax liabilities	$(167.3)	$(156.3)
Net deferred tax assets	$348.0	$11.6

ITT CORPORATION AND SUBSIDIARIES

Deferred taxes are presented in the Consolidated Balance Sheets as follows:

	2013	2012
Current assets	$59.5	$19.9
Non-current assets	303.6	21.4
Current liabilities	—	(3.5)
Other non-current liabilities	(15.1)	(26.2)
Net deferred tax assets	$348.0	$11.6
The Company released the valuation allowance against its U.S. deferred tax assets and recorded a tax benefit of $374.6 during 2013. The valuation allowance was originally recorded in 2011 on U.S. deferred tax assets, in part, due to a cumulative three-year loss position resulting primarily from previous asbestos remeasurement charges. This cumulative loss position was considered a significant source of negative evidence and limited our ability to weigh other subjective evidence such as our projections for future growth. The Company generated U.S. adjusted income in 2012 and 2013 and is now in a cumulative three year income position. Based on positive evidence, including the three year cumulative positive income and the absence of any significant negative evidence, management determined that it is more likely than not that the Company's U.S. deferred tax assets will be realized except for certain deferred tax assets attributable to state net operating losses and tax credits.
As a result of a cumulative loss, the Company established a valuation allowance on foreign net deferred tax assets in Brazil and the U.K. The Company continues to maintain a valuation allowance against certain foreign net deferred tax assets, primarily in Luxembourg, Germany and China. Overall, the increase in the foreign valuation allowance of $29.0 is primarily attributable to foreign net operating loss carryforwards in Luxembourg.
We have the following tax attributes available for utilization at December 31, 2013:

Attribute	Amount	First Year of Expiration
U.S. federal net operating losses	$2.1	12/31/2023
U.S. state net operating losses	1,348.4	12/31/2014
U.S. federal tax credits	39.0	12/31/2020
U.S. state tax credits	8.2	12/31/2014
Foreign net operating losses	281.4	12/31/2014
We have approximately $166.4 of net operating loss carryforwards in Luxembourg as of December 31, 2013 that do not expire.
Shareholders’ equity at December 31, 2013 and 2012 includes excess income tax benefits related to stock-based compensation in 2013 and 2012 of approximately $8.7 and $6.4, respectively.

ITT CORPORATION AND SUBSIDIARIES

Uncertain Tax Positions
We recognize income tax benefits from uncertain tax positions only if, based on the technical merits of the position, it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The tax benefits recognized in the Consolidated Financial Statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for each of the years ended December 31, 2013, 2012, and 2011 is as follows:

	2013	2012	2011
Unrecognized tax benefits – January 1	$208.8	$198.7	$203.4
Additions for:
Prior year tax positions	1.6	48.4	1.5
Current year tax positions	8.0	0.8	15.1
Assumed in Acquisition	—	3.8	—
Reductions for:
Prior year tax positions	(55.4)	(4.8)	(21.2)
Settlements	(1.0)	(33.6)	—
Expiration of Statute of Limitations	(0.8)	(4.5)	(0.1)
Unrecognized tax benefits – December 31	$161.2	$208.8	$198.7
As of December 31, 2013, $53.4 and $57.6 of the unrecognized tax benefits would affect the effective tax rate for continuing operations and discontinued operations respectively, if realized. Over the next twelve months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by $87.9 due to changes in audit status, expiration of statutes of limitations and other events.
See Note 4, “Discontinued Operations” for discussion of the Tax Matters Agreement.
In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company is currently under examination in the Czech Republic, Germany, Italy, Korea, the U.K. and the U.S. The settlement of an examination could result in changes in amounts attributable to us through the Tax Matters Agreement entered into with Exelis and Xylem. Currently, we cannot reasonably estimate the amount of such changes.
The following table summarizes the earliest open tax years by major jurisdiction as of December 31, 2013:

Jurisdiction	Earliest Open Year
Czech Republic	2008
Germany	2006
Italy	2007
Japan	2010
Korea	2008
United States	2009
We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Statements of Operations. During 2013 and 2012, we recognized $2.0 and $(3.9) in net interest expense (income) from continuing operations related to tax matters, respectively. We had $17.5 and $13.6 of interest accrued from continuing and discontinued operations related to tax matters as of December 31, 2013 and 2012, respectively.

ITT CORPORATION AND SUBSIDIARIES

NOTE 8
EARNINGS PER SHARE
The following table provides a reconciliation of the data used in the calculation of basic and diluted common shares outstanding for the three years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Weighted average common shares outstanding	90.9	92.7	92.2
Add: Weighted average restricted stock awards outstanding(a)	0.1	0.3	0.6
Basic weighted average common shares outstanding	91.0	93.0	92.8
Add: Dilutive impact of stock options and restricted stock units	1.3	1.1	—
Diluted weighted average common shares outstanding	92.3	94.1	92.8

(a)
Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three years ended December 31, 2013, 2012 and 2011 because they were anti-dilutive.

	2013	2012	2011
Anti-dilutive stock options	0.2	2.0	2.1
Average exercise price	$26.83	$21.47	$16.70
Year(s) of expiration	2023	2014-2022	2013-2022
In addition, 0.1 of outstanding employee return on invested capital (ROIC) awards were excluded from the computation of diluted earnings per share for the year ended December 31, 2013, as the performance period related to ROIC awards has not been achieved.
NOTE 9
RECEIVABLES, NET

	2013	2012
Trade accounts receivable	$463.9	$403.3
Notes receivable	6.3	5.6
Other	39.1	44.3
Receivables, gross	509.3	453.2
Less: allowance for doubtful accounts	12.6	12.9
Receivables, net	$496.7	$440.3
Receivables related to progress billings of $6.4 have been reclassified as of December 31, 2012 from the "Other" caption to the "Trade Accounts Receivable" caption to conform to the current period presentation.
The following table displays a rollforward of the allowance for doubtful accounts for the years ended December 31, 2013, 2012, and 2011.

	2013	2012	2011
Allowance for doubtful accounts – January 1	$12.9	$12.9	$12.6
Charges to income	1.8	1.6	2.8
Write-offs	(1.7)	(1.6)	(2.2)
Foreign currency and other	(0.4)	—	(0.3)
Allowance for doubtful accounts – December 31	$12.6	$12.9	$12.9

ITT CORPORATION AND SUBSIDIARIES

NOTE 10
INVENTORIES, NET

	2013	2012
Finished goods	$49.9	$64.1
Work in process	94.8	60.5
Raw materials	166.7	136.6
Inventoried costs related to long-term contracts	85.4	91.7
Total inventory before progress payments	396.8	352.9
Less – progress payments	(80.9)	(48.7)
Inventories, net	315.9	304.2
NOTE 11
OTHER CURRENT AND NON-CURRENT ASSETS

	2013	2012
Short-term investments	$112.9	$38.2
Asbestos-related current assets	84.5	82.6
Prepaid income tax	23.6	66.7
Current deferred income taxes	59.5	19.9
Other	65.1	44.0
Other current assets	$345.6	$251.4
Other employee benefit-related assets	$95.5	$87.7
Capitalized software costs	14.6	13.4
Environmental related assets	11.7	12.3
Equity method investments	4.7	8.6
Other	18.4	29.2
Other non-current assets	$144.9	$151.2
NOTE 12
PLANT, PROPERTY AND EQUIPMENT, NET

	2013	2012
Land and improvements	$26.8	$18.0
Machinery and equipment	834.5	785.4
Buildings and improvements	211.6	184.6
Furniture, fixtures and office equipment	74.6	69.9
Construction work in progress	59.8	43.7
Other	8.5	9.0
Plant, property and equipment, gross	1,215.8	1,110.6
Less: accumulated depreciation	(789.6)	(737.5)
Plant, property and equipment, net	$426.2	$373.1
Depreciation expense of $63.4, $54.6 and $56.4 was recognized in 2013, 2012 and 2011, respectively.

ITT CORPORATION AND SUBSIDIARIES

NOTE 13
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 by segment are as follows:

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total
Goodwill - December 31, 2011	$193.2	$46.9	$72.3	$185.1	$497.5
Goodwill acquired	146.5	—	—	—	146.5
Adjustments to purchase price allocations	2.6	—	—	—	2.6
Foreign currency	3.2	0.9	0.7	—	4.8
Goodwill - December 31, 2012	345.5	47.8	73.0	185.1	651.4
Adjustments to purchase price allocations	0.8	—	—	—	0.8
Foreign currency	4.7	2.0	0.9	—	7.6
Goodwill - December 31, 2013	$351.0	$49.8	$73.9	$185.1	$659.8
Goodwill of $12.9 was disposed of during 2012 in connection with the sale of the Shape Cutting businesses on November 13, 2012. See Note 4, “Discontinued Operations” for further information.
Goodwill acquired during 2012 relates to the Bornemann acquisition. The purchase price allocation adjustment of $0.8 during 2013 is due to a fair value adjustment to certain environmental and royalty-related liabilities that existed at the acquisition date, partially offset by the receipt of $0.7 from the finalization of the Bornemann purchase price. As these amounts are not considered material, the adjustments were not retrospectively applied as if the accounting for the business combination had been completed at the acquisition date.
Based on the results of our 2013 annual impairment test, we determined that no impairment of goodwill existed as of the measurement date in 2013. Based on the results of our 2012 annual impairment test and subsequent test performed following the sale of the Shape Cutting Businesses, we determined that no impairment of goodwill existed as of either measurement date in 2012. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth fiscal quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$84.9	$(31.9)	$53.0	$84.7	$(25.1)	$59.6
Proprietary technology	30.3	(7.6)	22.7	29.5	(4.9)	24.6
Patents and other	16.4	(13.0)	3.4	18.0	(6.3)	11.7
Finite-lived intangible total	131.6	(52.5)	79.1	132.2	(36.3)	95.9
Indefinite-lived intangibles	27.8	—	27.8	27.4	—	27.4
Other Intangible Assets	$159.4	$(52.5)	$106.9	$159.6	$(36.3)	$123.3
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
Indefinite-lived intangibles consist of brands and trademarks. Based on the results of its annual impairment tests, we determined that no impairment of the indefinite-lived intangibles existed as of the measurement date in 2013 or 2012. However, future impairment tests could result in a charge to earnings. We will continue to evaluate the indefinite-lived intangible assets on an annual basis as of the beginning of our fourth fiscal quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

ITT CORPORATION AND SUBSIDIARIES

Customer relationships, proprietary technology and patents and other are amortized over weighted average lives of approximately 13.6 years, 12.3 years and 11.4 years, respectively.
Amortization expense related to intangible assets for 2013, 2012 and 2011 was $17.6, $10.2 and $8.7, respectively. Estimated amortization expense for each of the five succeeding years is as follows:

Year	Estimated Amortization Expense
2014	$11.8
2015	10.0
2016	9.5
2017	8.7
2018	7.3
NOTE 14
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	2013	2012
Compensation and other employee-related benefits	$178.5	$147.7
Asbestos-related liability	85.1	92.4
Short-term loans and current maturities of long-term debt	39.8	16.8
Accrued income taxes and other tax-related liabilities	29.8	32.4
Customer-related liabilities	55.6	54.6
Environmental and other legal matters	38.5	38.6
Accrued warranty costs	28.6	28.6
Other accrued liabilities	44.0	47.2
Accrued and other current liabilities	$499.9	$458.3
Deferred income taxes and other tax-related accruals	$116.2	$135.1
Environmental liabilities	85.1	84.9
Compensation and other employee-related benefits	43.8	41.3
Other	32.7	31.0
Other non-current liabilities	$277.8	$292.3
NOTE 15
LEASES AND RENTALS
ITT leases certain offices, manufacturing buildings, land, machinery, automobiles, computers and other equipment. The majority of leases expire at various dates through 2027 and may include renewal and payment escalation clauses. ITT often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under operating leases were $14.7, $14.3 and $15.3 for 2013, 2012 and 2011, respectively. Future minimum operating lease payments under non-cancellable operating leases with an initial term in excess of one year as of December 31, 2013 are shown below.

2014	$15.0
2015	13.7
2016	12.3
2017	9.9
2018	9.4
2019 and thereafter	69.4
Total minimum lease payments	$129.7

ITT CORPORATION AND SUBSIDIARIES

NOTE 16
DEBT

	2013	2012
Commercial Paper	$38.0	$—
Short-term loans	—	12.7
Current maturities of long-term debt	1.3	3.6
Current capital leases	0.5	0.5
Short-term loans and current maturities of long-term debt	39.8	16.8
Non-current maturities of long-term debt	7.6	8.5
Non-current capital leases	1.5	1.6
Long-term debt and capital leases	9.1	10.1
Total debt and capital leases	$48.9	$26.9
Our outstanding commercial paper as of December 31, 2013 had a weighted average interest rate of 0.44% and maturity terms less than one month from the date of issuance.
The fair value of long-term debt as of December 31, 2013 approximates the carrying value and carries an interest rate ranging from 4.20% to 5.40%. At December 31, 2013, assets of $10.3 were pledged as collateral.
At December 31, 2013, we had four interest rate swaps outstanding, with an aggregate notional amount of $11.9 and fair value of $0.6. The interest rate swaps convert floating-rate debt to a fixed rate. Changes in the fair value of the interest rate swaps are recorded in earnings as the interest rate swaps do not qualify for hedge accounting.
Principal payments over the next five years and thereafter are as follows:

2014	$39.8
2015	1.8
2016	1.5
2017	1.3
2018	0.9
Thereafter	3.6
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
At our election, the interest rate per annum applicable to the competitive advances will be based on either (i) a Eurodollar rate determined by reference to LIBOR, plus an applicable margin offered by the lender making such loans and accepted by us or (ii) a fixed percentage rate per annum specified by the lender making such loans. At our election, interest rate per annum applicable to the revolving loans will be based on either (i) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin or (ii) a fluctuating rate of interest determined by reference to the greatest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1% or (c) the 1-month LIBOR rate, adjusted for statutory reserve requirements, plus 1%, in each case, plus an applicable margin. We had no amounts outstanding under the revolving credit facility as of December 31, 2013.

ITT CORPORATION AND SUBSIDIARIES

Our obligations under the credit facility are unconditionally guaranteed by each of our significant direct or indirect domestic subsidiaries.
The credit facility contains customary affirmative and negative covenants that, among other things, will limit or restrict our ability to: incur additional debt or issue guarantees; create liens; enter into certain sale and lease-back transactions; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. Additionally, the 2011 Revolving Credit Agreement requires us not to permit the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (leverage ratio) to exceed 3.00 to 1.00 at any time, or the ratio of consolidated EBITDA to consolidated interest expense (interest coverage ratio) to be less than 3.00 to 1.00. At December 31, 2013, our interest coverage ratio and leverage ratio were within the prescribed thresholds.
2011 Debt Extinguishment
During 2011, ITT extinguished long-term debt of $1,251.0, resulting in a loss of $324.9, plus incidental fees, which was recorded as a transformation cost. In connection with the extinguishment, we recognized a previously deferred gain of $42.9 on a terminated interest rate swap and expensed $6.1 of previously deferred debt issuance costs and unamortized debt discounts. Also during 2011, we terminated a capital lease by purchasing the leased properties which resulted in a charge of $4.6 recorded as a transformation cost. The leased properties include five manufacturing and office facilities, four of which were distributed to either Exelis or Xylem on the Distribution Date.
NOTE 17
POSTRETIREMENT BENEFIT PLANS
Defined Contribution Plans
Substantially all of ITT’s U.S. and certain international employees are eligible to participate in a defined contribution plan. ITT sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require us to match a percentage of the employee contributions up to certain limits. Company contributions charged to income amounted to $15.3, $13.5, and $8.2 for 2013, 2012 and 2011, respectively.
At the Distribution Date, the ITT Corporation Retirement Savings Plan for Salaried Employees was created, which increased Company contributions from a maximum of 3.5% of base pay to 6% or 7%, depending on age and years of service, of total eligible pay which includes base pay, overtime and qualified bonuses. Additionally, for five years subsequent to the Distribution Date, the Company will provide transition credits to certain employees up to 5% of eligible pay.
The ITT Stock Fund, an investment option under the ITT Corporation Retirement Savings Plan for Salaried Employees and the ITT Hourly Savings Plan, is considered an employee stock ownership plan and, as a result, participants in the ITT Stock Fund may receive dividends in cash or may reinvest such dividends into the ITT Stock Fund. The ITT Stock Fund held approximately 0.3 shares of ITT common stock at December 31, 2013.
Defined Benefit Plans
ITT sponsors several defined benefit pension plans which have approximately 2,400 active participants; however, most of these plans have been closed to new participants for several years. As of December 31, 2013, of our total projected benefit obligation, the ITT Pension Plan for Bargaining Unit Employees Seneca Falls represented 35%, the ITT Consolidated Hourly Pension Plan represented 38%, other U.S. plans represented 4% and international pension plans represented 23%. The U.S. plans are generally for hourly employees with a flat dollar benefit formula based on years of service. International plan benefits are primarily determined based on participant years of service, future compensation, and age at retirement or termination.
ITT also provides health care and life insurance benefits for eligible U.S. employees upon retirement. In some cases, the plan is still open to new employees, but for the majority of our businesses these plans are closed to new participants. The majority of the liability pertains to retirees with postretirement medical insurance.
During 2013, management approved changes to certain of our defined benefit pension and postretirement plans, including the merging of plans and the elimination of future benefit accruals for plan participants as of December 31, 2013. These changes resulted in a decrease to ITT's net postretirement liability of $23.3 and a curtailment loss of $1.2. Future defined contribution plan changes were also approved increasing Company contributions for most U.S. hourly employees to a maximum of 6.0% of total eligible pay.

ITT CORPORATION AND SUBSIDIARIES

Balance Sheet Information
Amounts recognized as assets or liabilities in the Consolidated Balance Sheets for postretirement benefit plans reflect the funded status. The following table provides a summary of the funded status of our postretirement benefit plans and the presentation of the funded status within our Consolidated Balance Sheet as of December 31, 2013 and 2012.

	2013			2012
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Fair value of plan assets	$268.8	$9.2	$278.0	$249.1	$7.9	$257.0
Projected benefit obligation	366.0	166.6	532.6	387.0	213.0	600.0
Funded status	$(97.2)	$(157.4)	$(254.6)	$(137.9)	$(205.1)	$(343.0)
Amounts reported within:
Non-current assets	$1.9	$—	$1.9	$—	$—	$—
Accrued liabilities	(4.8)	(8.4)	(13.2)	(4.2)	(8.5)	(12.7)
Non-current liabilities	(94.3)	(149.0)	(243.3)	(133.7)	(196.6)	(330.3)
A portion of our projected benefit obligation includes amounts that have not yet been recognized as expense in our results of operations. Such amounts are recorded within accumulated other comprehensive loss until they are amortized as a component of net periodic postretirement cost. The following table provides a summary of amounts recorded within accumulated other comprehensive loss at December 31, 2013 and 2012.

	2013			2012
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net actuarial loss	$126.9	$39.4	$166.3	$175.7	$75.0	$250.7
Prior service cost (benefit)	2.8	(22.2)	(19.4)	4.8	(3.7)	1.1
Total	$129.7	$17.2	$146.9	$180.5	$71.3	$251.8
The following table provides a rollforward of the projected benefit obligations for our U.S. and international pension plans for the years ended December 31, 2013 and 2012.

	2013			2012
	U.S.	Int’l	Total	U.S.	Int’l	Total
Change in benefit obligation
Benefit obligation – January 1	$303.6	$83.4	$387.0	$277.8	$52.3	$330.1
Service cost	4.9	1.7	6.6	4.8	1.0	5.8
Interest cost	12.1	2.5	14.6	12.9	2.5	15.4
Amendments	0.1	—	0.1	—	—	—
Actuarial (gain) loss	(22.9)	(1.8)	(24.7)	24.2	14.8	39.0
Benefits and expenses paid	(16.6)	(3.2)	(19.8)	(16.1)	(3.1)	(19.2)
Assumed in acquisition	—	—	—	—	15.0	15.0
Foreign currency translation	—	2.2	2.2	—	0.9	0.9
Benefit obligation – December 31	$281.2	$84.8	$366.0	$303.6	$83.4	$387.0

ITT CORPORATION AND SUBSIDIARIES

The following table provides a rollforward of the projected benefit obligations for our other employee-related defined benefit plans for the years ended December 31, 2013 and 2012.

	2013	2012
Change in benefit obligation
Benefit obligation – January 1	$213.0	$191.8
Service cost	2.9	2.5
Interest cost	8.3	9.5
Amendments	(19.0)	(3.1)
Actuarial (gain) loss	(30.4)	22.0
Benefits paid	(8.2)	(9.7)
Benefit obligation – December 31	$166.6	$213.0
The following table provides a rollforward of the pension plan assets and the funded status for our U.S. and international pension plans for the years ended December 31, 2013 and 2012.

	2013			2012
	U.S.	Int’l	Total	U.S.	Int’l	Total
Change in plan assets
Plan assets – January 1	$247.1	$2.0	$249.1	$182.3	$2.0	$184.3
Actual return on plan assets	35.4	0.1	35.5	22.6	0.1	22.7
Employer contributions	0.9	2.8	3.7	58.3	3.0	61.3
Benefits and expenses paid	(16.6)	(2.9)	(19.5)	(16.1)	(3.1)	(19.2)
Plan assets – December 31	$266.8	$2.0	$268.8	$247.1	$2.0	$249.1
Funded status at end of year	$(14.4)	$(82.8)	$(97.2)	$(56.5)	$(81.4)	$(137.9)
The following table provides a rollforward of the other employee-related defined benefit plan assets and the funded status for the years ended December 31, 2013 and 2012.

	2013	2012
Change in plan assets
Plan assets – January 1	$7.9	$7.5
Actual return on plan assets	1.3	0.4
Employer contributions	8.2	9.7
Benefits paid	(8.2)	(9.7)
Plan assets – December 31	$9.2	$7.9
Funded status at end of year	$(157.4)	$(205.1)
The accumulated benefit obligation for all defined benefit pension plans was $363.0 and $383.7 at December 31, 2013 and 2012, respectively. The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets.

	2013	2012
Projected benefit obligation	$237.7	$387.0
Accumulated benefit obligation	234.6	383.7
Fair value of plan assets	138.6	249.1

ITT CORPORATION AND SUBSIDIARIES

Income Statement Information
The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss for each of the years ended December 31, 2013, 2012 and 2011 as they pertain to our defined benefit pension plans.

	2013			2012			2011
	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Net periodic postretirement cost
Service cost	$4.9	$1.7	$6.6	$4.8	$1.0	$5.8	$5.6	$0.9	$6.5
Interest cost	12.1	2.5	14.6	12.9	2.5	15.4	13.4	2.5	15.9
Expected return on plan assets	(19.5)	(0.1)	(19.6)	(18.2)	(0.1)	(18.3)	(18.9)	(0.1)	(19.0)
Amortization of net actuarial loss (gain)	8.3	0.6	8.9	6.5	(0.2)	6.3	3.7	(0.1)	3.6
Amortization of prior service cost	0.8	—	0.8	0.9	—	0.9	1.2	—	1.2
Net periodic postretirement cost	6.6	4.7	11.3	6.9	3.2	10.1	5.0	3.2	8.2
Effect of curtailment / Special termination benefit	1.2	—	1.2	—	—	—	2.5	—	2.5
Total net periodic postretirement cost	7.8	4.7	12.5	6.9	3.2	10.1	7.5	3.2	10.7
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net actuarial (gain) loss	(40.0)	(1.8)	(41.8)	19.8	14.8	34.6	51.6	(1.1)	50.5
Amortization of net actuarial (loss) gain	(8.3)	(0.6)	(8.9)	(6.5)	0.2	(6.3)	(3.7)	0.1	(3.6)
Amortization of prior service cost	(0.8)	—	(0.8)	(0.9)	—	(0.9)	(2.8)	—	(2.8)
Foreign currency translation	—	0.5	0.5	—	0.4	0.4	—	—	—
Total change recognized in other comprehensive loss	(49.1)	(1.9)	(51.0)	12.4	15.4	27.8	45.1	(1.0)	44.1
Total impact from net periodic postretirement cost and changes in other comprehensive loss	$(41.3)	$2.8	$(38.5)	$19.3	$18.6	$37.9	$52.6	$2.2	$54.8
Additionally, during 2011, ITT recorded expenses of approximately $15.3 related to the participation of ITT employees in the former U.S. ITT Salaried Retirement Plan (SRP). In connection with the Distribution, Exelis became the plan sponsor of the SRP and assumed all assets and liabilities of the plan. ITT's U.S. salaried employees ceased to accrue retirement benefits under the SRP and all benefits accrued as of the Distribution Date were frozen.

ITT CORPORATION AND SUBSIDIARIES

The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss for each of the years ended December 31, 2013, 2012 and 2011 as they pertain to other employee-related defined benefit plans.

	2013	2012	2011
Net periodic postretirement cost
Service cost	$2.9	$2.5	$1.8
Interest cost	8.3	9.5	9.5
Expected return on plan assets	(0.6)	(0.5)	(0.6)
Amortization of net actuarial loss	4.3	4.6	2.6
Amortization of prior service credit	(0.4)	(0.1)	(0.1)
Total net periodic postretirement cost	14.5	16.0	13.2
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net actuarial (gain) loss	(31.1)	22.1	14.5
Prior service credit	(19.0)	(3.1)	—
Amortization of net actuarial loss	(4.3)	(4.6)	(2.6)
Amortization of prior service credit	0.4	0.1	0.1
Total changes recognized in other comprehensive loss	(54.0)	14.5	12.0
Total impact from net periodic postretirement cost and changes in other comprehensive loss	$(39.5)	$30.5	$25.2
The following table provides the estimated net actuarial loss and prior service cost that is expected to be amortized from accumulated other comprehensive income into net periodic postretirement cost during 2014.

	Pension	Other Benefits	Total
Net actuarial loss	$6.6	$2.3	$8.9
Prior service cost (credit)	0.6	(6.0)	(5.4)
Total	$7.2	$(3.7)	$3.5
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

	2013		2012
	U.S.	Int’l	U.S.	Int’l
Obligation Assumptions:
Discount rate	4.8%	3.2%	4.1%	3.1%
Rate of future compensation increase	N/A	3.4%	N/A	3.2%
Cost Assumptions:
Discount rate	4.1%	3.1%	4.8%	4.8%
Expected return on plan assets	8.0%	4.7%	8.0%	4.7%

ITT CORPORATION AND SUBSIDIARIES

The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic postretirement cost, as they pertain to other employee-related defined benefit plans.

	2013	2012
Obligation Assumptions:
Discount rate	4.7%	4.1%
Cost Assumptions:
Discount rate	4.1%	4.8%
Expected return on plan assets	8.0%	8.0%
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
The rate of future compensation increase assumption for foreign plans reflects our long-term actual experience and future and near-term outlook. The rate of future compensation increase assumption is not applicable for U.S. plans because the benefit formula is based on a years of service approach.
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

	2013	2012	2011
Expected rate of return on plan assets	8.0%	8.0%	9.0%
Actual rate of return on plan assets	14.2%	11.1%	(3.2)%
For the recognition of net periodic postretirement cost, the calculation of the expected return on plan assets is generally derived using a market-related value of plan assets based on average asset values at the measurement date over the last five years. The use of fair value, rather than a market-related value, of plan assets could materially affect net periodic postretirement cost.
The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 8.0% for pre-age 65 retirees and 6.3% for post-age 65 retirees for 2014, decreasing ratably to 4.5% in 2021. Increasing the health care trend rates by one percent per year would have the effect of increasing the benefit obligation by $18.2 and the aggregate annual service and interest cost components by $2.0. A decrease of one percent in the health care trend rate would reduce the benefit obligation by $15.6 and the aggregate annual service and interest cost components by $1.6. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future working life or life expectancy of the plan participants.

ITT CORPORATION AND SUBSIDIARIES

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
The following table provides the allocation of plan assets held in the master investment trust by asset category, as of December 31, 2013 and 2012, and the related targeted asset allocation ranges by asset category.

	2013	2012	Target Allocation Range
U.S. equities	37%	35%	30-40%
International equities	30%	29%	20-40%
Fixed income	32%	35%	25-45%
Cash and other	1%	1%	0-5%
The strategies and allocations of plan assets outside of the U.S. are managed locally and may differ significantly from those in the U.S. In general and as of December 31, 2013, non-U.S. plan assets of approximately $2.0 are managed closely to their strategic allocations.
Fair Value of Plan Assets
In measuring plan assets at fair value, a fair value hierarchy is applied which categorizes and prioritizes the inputs used to estimate fair value into three levels. The fair value hierarchy is based on maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. Classification within the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement. The three levels of the fair value hierarchy are defined as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•
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

•	Level 3 inputs are unobservable inputs for the assets or liabilities.
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
The following is a description of the valuation methodologies and inputs used to measure fair value for major categories of investments.

•	Equities – Open ended mutual funds, collective trusts and commingled funds are measured at NAV. These funds are generally classified within Level 2 of the fair value hierarchy.

•
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

ITT CORPORATION AND SUBSIDIARIES

The following table provides the fair value of plan assets held by our postretirement benefit plans, at December 31, 2013 and 2012, by asset class.

	Pension		Other Benefits
2013	Total	Level 2	Total	Level 3
Equities:
U.S.	$98.2	$98.2	$—	$—
International	56.6	56.6	—	—
Emerging Markets	25.5	25.5	—	—
Fixed income	85.0	85.0	9.2	9.2
Cash and other	3.5	3.5	—	—
Total	$268.8	$268.8	$9.2	$9.2

	Pension		Other Benefits
2012	Total	Level 2	Total	Level 3
Equities:
U.S.	$86.9	$86.9	$—	$—
International	46.0	46.0	—	—
Emerging Markets	26.2	26.2	—	—
Fixed income	86.1	86.1	7.9	7.9
Cash and other	3.9	3.9	—	—
Total	$249.1	$249.1	$7.9	$7.9
There have been no significant realized or unrealized gains and losses, purchases, sales, settlements or transfers of assets within our other employee-related benefit plans measured using significant unobservable inputs (Level 3).
Contributions
While we make contributions to our postretirement benefit plans when considered necessary or advantageous to do so, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. Funding requirements under IRS rules are a major consideration in making contributions to our post-retirement plans. In addition, we fund certain of our international pension plans in countries where funding is allowable and tax-efficient. During 2013 and 2012, we contributed $11.9 and $71.0 to our postretirement benefit plans, respectively, of which $0.9 and $58.3 was to U.S. pension plans.
We anticipate making contributions to our global postretirement plans of $15.0 during 2014, of which $1.8 has been made in the first quarter.
Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our pension and other employee-related benefit plans.

	U.S. Pension	Int’l Pension	Other Benefits
2014	$16.3	$5.0	$10.5
2015	16.7	4.2	10.7
2016	17.2	4.0	10.9
2017	17.7	4.3	11.0
2018	18.1	4.1	11.0
2019 – 2022	95.4	22.1	53.2

ITT CORPORATION AND SUBSIDIARIES

NOTE 18
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
The 2011 Omnibus Incentive Plan (2011 Incentive Plan) was approved by shareholders and established in May of 2011 to provide for the awarding of options on common shares and full value restricted common shares or units to employees and non-employee directors. The number of shares initially available for issuance to participants under the 2011 Incentive Plan was 4.6. The 2011 Incentive Plan replaced the ITT Amended and Restated 2003 Equity Incentive Plan (2003 Incentive Plan) on a prospective basis and no future grants will be made under the 2003 Incentive Plan. However, any shares remaining available for issuance under the 2003 Incentive Plan became available for grant under the 2011 Incentive Plan as of the date the 2011 Incentive Plan was approved by shareholders. In connection with the Distribution, and per the terms of the 2011 Incentive Plan, an equitable adjustment which preserved the intrinsic value of the awards after giving effect to the distribution of Exelis and Xylem was made (referred to as the Equitable Adjustment). As of December 31, 2013, 40.2 shares were available for future grants under the 2011 Incentive Plan. ITT makes shares available for the exercise of stock options or vesting of restricted shares or units by purchasing shares in the open market or by issuing shares from treasury stock.
Prior to 2013, our long-term incentive plan (LTIP) was comprised of three components: non-qualified stock options (NQOs), restricted stock units (RSUs), and a total shareholder return award (TSR). The majority of RSUs settle in shares; however RSUs granted to international employees are settled in cash. We account for NQOs and equity settled RSUs as equity-based compensation awards while cash-settled TSR awards granted prior to 2013 and cash settled RSUs are accounted for as liability-based awards. Beginning in 2013, we replaced the TSR component of our LTIP with a Performance Unit award component. Performance Unit (PSU) awards are based on both a relative total shareholder return metric as well as a return on invested capital (ROIC) metric, equally weighted, providing a balance between relative and absolute long-term performance. The PSU awards will settle in shares, dependent upon performance, following a three-year performance period to further align payouts with stock price performance. The PSU awards are accounted for as two distinct awards, an ROIC award and a TSR award. We account for NQOs, RSUs, ROIC awards, and share-settled TSR awards granted in 2013 as equity-based compensation awards.
Long-term incentive employee compensation costs are primarily recorded within general and administrative expenses, and are reduced by an estimated forfeiture rate. These costs impacted our consolidated results of operations as follows:

	2013	2012	2011
Share-based compensation expense, equity-based awards	$13.3	$12.9	$23.3
Share-based compensation expense, liability-based awards	3.8	1.9	2.1
Total share-based compensation expense in operating income (loss)(a)	$17.1	$14.8	$25.4

(a)
Share-based compensation expense incurred during 2013, 2012, and 2011 includes $0.2, $0.5 and $4.7, respectively, classified as a transformation cost in the Consolidated Statements of Operations related to the modification of equity awards. Also, included in 2011 is $8.3 of accelerated expense recognition primarily related to the retirement of Steven R. Loranger, our former Chairman, President and Chief Executive Officer.

At December 31, 2013, there was $18.7 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.1 years. Additionally, unrecognized compensation cost related to liability-based awards was $4.2, which is expected to be recognized ratably over a weighted-average period of 1.6 years.
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
As a result of the Equitable Adjustment, an option modification expense of $7.9 was recorded during 2011 for awards that were fully vested on the modification date. The option modification included $3.2 of expense allocated to discontinued operations for employees who transferred to Exelis or Xylem. In addition, $0.2 and $0.5 of incremental fair value was amortized during 2013 and 2012, respectively, for awards unvested on the modification date for employees who remained with ITT.

ITT CORPORATION AND SUBSIDIARIES

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
A summary of the status of our NQOs as of December 31, 2013, 2012 and 2011 and changes during the years then ended is presented below.

	2013		2012		2011
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares		Weighted Average Exercise Price
Outstanding – January 1	4.3	$18.46	8.0	$16.70	3.7		$85.08
Granted	0.4	26.82	0.4	22.80	0.3		115.36
Exercised	(1.9)	17.37	(3.8)	15.35	(0.7)		76.27
Cancelled or expired	(0.1)	16.15	(0.3)	17.21	(1.3)	(b)	92.76
Outstanding on Distribution Date before Equitable Adjustment	—	—	—	—	2.0		88.52
Outstanding on Distribution Date after Equitable Adjustment	—	—	—	—	8.0		16.18
November/December 2011 Activity:
Granted	—	—	—	—	0.7		20.28
Exercised	—	—	—	—	(0.7)		13.87
Outstanding – December 31	2.7	$20.46	4.3	$18.46	8.0		$16.70
Options exercisable – December 31	1.5	$18.34	2.9	$17.10	6.3		$16.03

(b)	Includes 1.2 shares cancelled in connection with the Distribution of Exelis and Xylem, with a corresponding weighted average exercise price of $92.20.
The aggregate intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2013, 2012 and 2011 was $26.3, $24.7 and $29.8, respectively.
The amount of cash received from the exercise of stock options was $34.8, $58.0 and $61.6 for 2013, 2012 and 2011, respectively. The income tax benefit realized during 2013, 2012 and 2011 associated with stock option exercises and lapses of restricted stock was $13.4, $11.0 and $16.7, respectively. We classify the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock lapses as a financing activity. Excess tax benefits arising from stock option exercises and restricted stock lapses were $8.7, $6.4 and $7.2 for 2013, 2012 and 2011, respectively. The following table summarizes information about ITT’s stock options at December 31, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$12-$15	0.5	1.1	$13.19	$14.0	0.5	1.1	$13.19	$14.0
$15-$20	0.4	4.5	19.92	9.7	0.4	4.5	19.92	9.7
$20-$25	1.4	7.1	21.39	31.9	0.6	6.1	20.94	15.0
$25-$30	0.4	9.2	26.82	5.8	—	—	—	—
	2.7	6.0	$20.46	$61.4	1.5	4.2	$18.34	$38.7

ITT CORPORATION AND SUBSIDIARIES

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on ITT’s closing stock price of $43.42 as of December 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. There was no options “out-of-the-money” as of December 31, 2013.
As of December 31, 2013, the total number of stock options expected to vest (including those that have already vested) was 2.6. These stock options have a weighted-average exercise price of $20.37, an aggregate intrinsic value of $60.6 and a weighted-average remaining contractual life of 5.1 years.
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2013, 2012 and 2011:

	2013	2012	November 7, 2011 Grants	2011 Grants Before Distribution
Dividend yield	1.5%	1.6%	1.8%	1.7%
Expected volatility	29.9%	34.1%	39.3%	24.7%
Expected life (in years)	6.4	6.9	7.0	7.0
Risk-free rates	1.1%	1.4%	1.5%	3.1%
Weighted-average grant date fair value	$6.62	$6.71	$6.97	$29.70
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
Restricted Stock Units and Performance Units
Beginning in 2011, the Compensation Committee of the Board of Directors elected to grant RSUs to employees, as opposed to restricted stock awards (RSAs) which were awarded in periods prior to 2011. The Committee decided to grant RSUs rather than RSAs in 2011 because RSUs provide a consistent tax treatment for domestic and international employees. RSUs provide the same economic risk or reward as RSAs, but recipients do not have voting rights and do not receive cash dividends during the restriction period. Dividend equivalents on RSUs, which are subject to forfeiture, are accrued and paid in cash upon vesting of the RSU, which typically occurs three years from the date of grant. If an employee retires or is terminated other than for cause, a pro rata portion of the RSU may vest. The fair value of restricted stock awards and restricted stock units is determined using the closing price of the Company’s common stock on date of grant.
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
The fair value of the TSR award was measured using a Monte Carlo simulation, measuring potential total shareholder return for ITT relative to the other companies in the S&P 400 Capital Goods Index (the TSR Performance Group). The expected volatility of ITT's stock price was based on the historical volatility of a peer group while expected volatility for the other companies in the TSR Performance Group was based on their own stock price history. All volatility and correlation measures were based on three years of daily historical price data through March 5, 2013, corresponding to the three-year performance period of the award. The TSR award payout is subject to a multiplier which includes a maximum and minimum payout. As the grant date occurred after the beginning of the performance period, actual TSR performance between the beginning of the performance period (December 2012 average closing stock price) and the

ITT CORPORATION AND SUBSIDIARIES

grant date was reflected in the valuation. A dividend yield of 1.49% was assumed based on ITT's annualized dividend payment of $0.40 per share and the March 5, 2013 closing stock price of $26.76
The table below provides a rollforward of outstanding RSUs, PSUs, and RSAs for each of the years ended December 31, 2013, 2012 and 2011.

	2013		2012		2011
Restricted Stock and Performance Units	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Outstanding – January 1	1.2	$21.06	1.4	$18.55	0.9		$89.70
Granted	0.6	28.16	0.4	22.56	0.3		115.18
Lapsed	(0.4)	20.25	(0.5)	15.21	(0.3)		99.53
Canceled	(0.1)	22.68	(0.1)	20.58	(0.6)	(c)	95.30
Outstanding on Distribution Date before equitable adjustment	—	—	—	—	0.3		93.42
Outstanding on Distribution Date after equitable adjustment	—	—	—	—	1.0		17.94
November/December 2011 Activity:
Granted	—	—	—	—	0.4		20.27
Outstanding – December 31	1.3	$24.17	1.2	$21.06	1.4		$18.55

(c)	Includes a total of 0.5 RSUs and RSAs canceled in connection with the Distribution of Exelis and Xylem, with a corresponding weighted average grant date fair value of $95.14.
The table below provides the number of the outstanding equity settled RSUs, PSU's, RSA's and cash settled RSUs as of December 31, 2013, 2012 and 2011.

	2013	2012	2011
Equity settled RSUs	1.0	0.9	0.8
Cash settled RSUs	0.1	0.1	0.1
PSUs	0.2	—	—
RSAs	—	0.2	0.5
As of December 31, 2013, the total number of RSUs and PSUs expected to vest was 0.9 and 0.3, respectively. The number of PSUs expected to vest is based on current performance estimates.
Total Shareholder Return Awards
The TSR award plan is a performance-based cash award incentive program provided to key employees of ITT. TSR awards, granted prior to 2013, are accounted for as liability-based awards. The fair value of outstanding awards is determined at the conclusion of the three-year performance period by measuring ITT’s total shareholder return percentage against the total shareholder return performance of other stocks generally comprising the S&P 400 Capital Goods Index. We reassess the fair value of our TSR awards at the end of each reporting period using actual total shareholder return data over the performance period to date as well as a Monte Carlo simulation for potential future price movements. Payment, if any, typically occurs during the first quarter of each year and is based on the TSR performance comparison measured against targets established at the time of the award. No payments were made during either 2013, 2012, or 2011 under the TSR award plan. The estimated TSR liability as of December 31, 2013 is $3.8.
In connection with the Distribution, a proportionate number of outstanding TSR awards vested corresponding to the percentage of time passed between original grant date and October 31, 2011 (the vested portion). The fair value of the vested portion on October 31, 2011 was nil, as the performance factor for each TSR grant was below the minimum threshold. The unvested portion of TSR awards (the percent of time remaining between October 31, 2011 and the awards originally stated vesting date) were modified depending on the year of grant. The unvested portion of the 2010 and 2011 TSR awards were modified through the granting of RSU awards with a grant date fair value equal to the unvested portion at target. The replacement RSU awards maintain the vesting date established in the original TSR

ITT CORPORATION AND SUBSIDIARIES

award agreement. No compensation expense was recognized in connection with these modifications as the incremental fair value resulting from the modification pertains to the unvested portion of the original TSR award. The deferred compensation cost of $2.2, as of the modification date, was recognized straight-line over the remaining vesting periods which concluded on December 31, 2013.
NOTE 19
CAPITAL STOCK
ITT has authority to issue an aggregate of 300 shares of capital stock, of which 250 shares have been designated as Common Stock having a par value of $1 per share and 50 shares have been designated as Preferred Stock not having any par or stated value. There was no Preferred Stock outstanding as of December 31, 2013 and 2012.
The stockholders of ITT common stock are entitled to receive dividends when and as declared by ITT’s Board of Directors. Dividends are paid quarterly. Dividends declared were $0.40, $0.364 and $1.591 per common share in 2013, 2012, and 2011, respectively.
On October 27, 2006, a three-year $1 billion share repurchase program (2006 Share Repurchase Program) was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. During 2013 and 2012, we repurchased 3.1 and 5.1 shares of common stock for $85.2 and $113.4, respectively. Through December 2013, we had repurchased 15.3 shares for $629.3, including commissions, under the $1 billion share repurchase program.
Separate from the 2006 Share Repurchase Program, the Company repurchased 0.1 shares, 0.1 shares, and 0.1 shares for an aggregate price of $2.7, $3.4, and $6.6, during 2013, 2012 and 2011, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.
We make shares available for the exercise of stock options and vesting of restricted stock by purchasing shares in the open market or by issuing shares from treasury stock. During 2013, 2012, and 2011, we issued 2.3 shares, 4.0 shares, and 1.7 shares, respectively, related to equity compensation arrangements. As of December 31, 2013 and 2012, 13.0 shares and 11.9 shares of Common Stock were held in our treasury account, respectively.
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

ITT CORPORATION AND SUBSIDIARIES

As of December 31, 2013, there were 61 thousand pending active claims against ITT, including Goulds Pumps, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

(in thousands)	2013	2012	2011
Pending claims – Beginning	96	105	104
New claims	5	4	5
Settlements	(3)	(1)	(2)
Dismissals(a)	(19)	(12)	(2)
Pending claims – Ending	79	96	105
Pending inactive claims(a)	18	29	39
Pending active claims	61	67	66

(a)
The 2013, 2012, and the 2011 dismissals reported in the table above include the dismissal of approximately 12 thousand ,12 thousand, and 10 thousand claims respectively, which were considered pending inactive claims. Inactive claims represent pending claims in Mississippi filed prior to 2004, which have been excluded from our asbestos measurement because the plaintiffs cannot demonstrate a significant compensable loss. As such, management believes these claims have little to no value.

Frequently, plaintiffs are unable to identify any ITT or Goulds Pumps product as a source of asbestos exposure. Our experience to date is that a majority of resolved claims are dismissed without any payment from the Company. Management believes that a large majority of the pending claims have little or no value. In addition, because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. The average cost per resolved claim, including indemnity and defense costs, for the past three years, has been within a range of $3 to $19 thousand. ITT expects more asbestos-related suits will be filed in the future, and ITT will aggressively defend or seek a reasonable resolution, as appropriate.
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

•	interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos in the workplace;

•	widely accepted epidemiological studies estimating the number of people likely to develop mesothelioma and lung cancer from exposure to asbestos;

•	the Company’s historical experience with the filing of non-malignant claims against it and the historical relationship between non-malignant and malignant claims filed against the Company;

•	analysis of the number of likely asbestos personal injury claims to be filed against the Company based on such epidemiological and historical data and the Company’s recent claims experience;

•	analysis of the Company’s pending cases, by disease type;

•	analysis of the Company’s recent experience to determine the average settlement value of claims, by disease type;

•	analysis of the Company's recent experience in the ratio of settled claims to total resolved claims, by disease type;

•	analysis of the Company’s defense costs in relation to its indemnity costs;

•	adjustment for inflation in the average settlement value of claims and defense costs estimated to be paid in the future; and

•	analysis of the Company’s recent experience with regard to the length of time to resolve asbestos claims.
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

ITT CORPORATION AND SUBSIDIARIES

The forecast period used to estimate our potential liability to pending and projected asbestos claims is a judgment based on a number of factors, including the number and type of claims filed, recent experience with pending claims activity and whether that experience is expected to continue into the future, the jurisdictions where claims are filed, the effect of any legislative or judicial developments, and the likelihood of any comprehensive asbestos legislation at the federal level. These factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and, accordingly, our estimate of the asbestos exposure. Developments related to asbestos tend to be long-cycle, changing over multi-year periods. Accordingly, we monitor these and other factors and periodically assess whether an alternative forecast period is appropriate.
The Company retains a consulting firm to assist management in estimating the potential liability for pending asbestos claims and for claims estimated to be filed over the next 10 years based on the methodology described above. Our methodology determines a point estimate based on our assessment of the value of each underlying assumption, rather than a range of reasonably possible outcomes. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key assumptions discussed above, additional uncertainty related to asbestos claims and estimated costs arises from the long latency period prior to the manifestation of an asbestos-related disease, changes in available medical treatments and changes in medical costs, changes in plaintiff behavior resulting from bankruptcies of other companies that are or could be co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes. At December 31, 2013, approximately 35% of the recorded asbestos liability relates to pending claims, with the remainder relating to claims estimated to be filed over the next 10 years.
We record a corresponding asbestos-related asset that represents our best estimate of probable recoveries from our insurers for the estimated asbestos liabilities. Consistent with the asbestos liability, the asbestos-related asset has not been discounted to present value due to the inability to reliably forecast the timing of future cash flows. In developing this estimate, the Company considers coverage-in-place and other agreements with its insurers, as well as a number of additional factors. These additional factors reviewed include the financial viability of our insurance carriers and any related solvency issues, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, the extent to which settlement and defense costs will be reimbursed by the insurance policies and interpretation of the various policy and contract terms and limits and their interrelationships, and various judicial determinations relevant to our insurance programs. The timing and amount of reimbursements will vary due to a time lag between when ITT pays an amount to defend or settle a claim and when a reimbursement is received from an insurer, differing policy terms and certain gaps in our insurance coverage as a result of uninsured periods, insurer insolvencies, and prior insurance settlements. Approximately 86% of our estimated receivables are due from insurers that had credit ratings of A- or better from A.M. Best as of December 31, 2013.
In addition, the Company retains an insurance consulting firm to assist management in estimating probable recoveries for pending asbestos claims and for claims estimated to be filed over the next 10 years based on the analysis of policy terms, the likelihood of recovery provided by external legal counsel, and incorporating risk mitigation judgments where policy terms or other factors are not certain. The aggregate amount of insurance available to the Company for asbestos-related claims was acquired over many years and from many different carriers. Amounts deemed not recoverable generally are due from insurers that are insolvent, or result from disagreements with the insurers over policy terms, coverage limits or coverage disputes. Such limitations in our insurance coverage are expected to result in projected payments to claimants substantially exceeding the probable insurance recovery.
The Company has negotiated with certain of its insurers to reimburse the Company for a portion of its indemnity and defense costs through “coverage-in-place” agreements or policy buyout agreements. The agreements are designed to facilitate the collection of ITT’s insurance portfolio, to mitigate issues that insurers may raise regarding their responsibility to respond to claims, and to promote an orderly exhaustion of the policies. These agreements, in the aggregate, represent approximately 59% of the recorded asbestos-related asset as of December 31, 2013.
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

ITT CORPORATION AND SUBSIDIARIES

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
Income Statement Charges
In the third quarter of each year, we conduct our asbestos remeasurement with the assistance of outside consultants to review and update the underlying assumptions used in our asbestos liability and related asset estimates and to determine the cost the Company estimates will be incurred to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. In each remeasurement, the underlying assumptions are updated based on actual experience since the previous annual remeasurement and we reassess the appropriate reference period of years of experience used in determining each assumption and our expectations regarding future conditions, including inflation. Based on the results of the remeasurement, we decreased our estimated undiscounted asbestos liability, including legal fees, by $65.0, $75.8, and $44.1 in 2013, 2012, and 2011, respectively.
The decrease in our estimated liability in 2013 is a result of several developments, including an expectation of lower defense costs relative to indemnities paid over the projection period and favorable experience in the ratio of cases dismissed versus settled. These favorable impacts were offset in part by an increase in average settlement values, an increasing number of cases expected to be adjudicated, and by increased activity in several higher-cost jurisdictions.
The decrease in our estimated liability in 2012 is a result of several developments, including an expectation of lower defense costs as a percentage of indemnities paid over the projection period and a reduction in the assumed rate of increase in future average settlement values. These favorable factors were offset in part by an increasing number of cases expected to be adjudicated, increased activity in several higher-cost jurisdictions, an increase in average settlement values and an increase in lung cancer activity.
The decrease in our estimated liability in 2011 was a result of several developments; including a reduction in the assumed rate of increase in future average settlement costs and an expectation of lower defense costs as a percentage of indemnities paid. These favorable factors were offset in part by increased activity in several higher-cost jurisdictions, increasing the number of cases expected to be adjudicated.
Further, in the third quarters of 2013, 2012 and 2011 the Company reduced its estimated asbestos-related assets by $65.5, $78.7, and $75.8, respectively, based on the results of the remeasurement. The decrease in our asbestos-related assets is primarily the result of the decrease in the estimated liability and changes in our recovery assumptions. At each balance sheet date, ITT compares current asbestos claims and resolution activity and changes in insurer credit ratings to the results of the most recent annual remeasurement to assess whether the recorded asbestos liability and related asset remain appropriate. In addition to the charges associated with our annual measurement, we record a net asbestos charge each quarter to maintain a rolling 10-year forecast period.
The tables below summarize the total net asbestos charges for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Continuing operations:
Asbestos provision	$63.3	$53.8	$59.5
Asbestos remeasurement, net	0.5	2.9	40.9
Settlement Agreement	(31.0)	(5.8)	—
Net asbestos charge - continuing operations	32.8	50.9	100.4
Discontinued Operations:
Asbestos provision	—	0.5	2.8
Asbestos remeasurement, net	—	—	(9.2)
Settlement Agreement	—	(5.6)	—
Net asbestos charge - discontinued operations	—	(5.1)	(6.4)
Total net asbestos charge	$32.8	$45.8	$94.0

ITT CORPORATION AND SUBSIDIARIES

Changes in Financial Position
The following table provides a rollforward of the estimated asbestos liability and related assets for the years ended December 31, 2013 and 2012.

	2013			2012
	Liability	Asset	Net	Liability	Asset	Net
Balance as of January 1	$1,347.4	$607.9	$739.5	$1,667.9	$954.2	$713.7
Changes in estimate during the period:
Continuing operations	11.4	(52.4)	63.8	6.6	(50.2)	56.8
Discontinued operations	—	—	—	11.5	11.0	0.5
Settlement Agreement	—	31.0	(31.0)	(245.2)	(233.8)	(11.4)
Net cash activity	(94.1)	(68.7)	(25.4)	(93.4)	(73.3)	(20.1)
Balance as of December 31	$1,264.7	$517.8	$746.9	$1,347.4	$607.9	$739.5
Current portion	85.1	84.5		92.4	82.6
Noncurrent portion	1,179.6	433.3		1,255.0	525.3
2013 Settlement Agreement
During 2013, ITT executed a final settlement agreement (the 2013 Settlement) with an insurer to settle responsibility for multiple categories of insured claims, including pending and future product liability claims. Under the terms of the 2013 Settlement, the insurer agreed to a specified series of payments over the course of the next five years, resulting in a one-time benefit of $31.0.
2012 Settlement Agreement
In 2012, we executed an agreement (the 2012 Settlement) with the entity (the counterparty) that acquired a business disposed by ITT in 1986. The 2012 Settlement accelerates the cost sharing provisions of a previous agreement with the counterparty. Prior to executing the 2012 Settlement, claims subject to the previous cost sharing agreement where ITT was not a named defendant were excluded from the count of pending claims; however, our recorded asbestos liability included an estimate of exposure to all claims subject to the cost sharing agreement.
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
As a result of the 2012 Settlement, ITT’s asbestos-related liabilities were reduced by $245.2, while the asbestos-related assets were reduced by $233.8. The reduction in the asbestos liability results from eliminating the liability for all asbestos claims filed and estimated to be filed over the next 10 years against the disposed business. In addition, under the 2012 Settlement, ITT received a $10.0 cash payment from the counterparty for past and future costs which would otherwise have been paid by the surrendered insurance. Income from continuing operations reflects a benefit of $5.8 from the 2012 Settlement, while income from discontinued operations reflects a benefit of $5.6 from the 2012 Settlement.
Future Cash Flows:
We estimate that we will be able to recover approximately 41% of the asbestos indemnity and defense costs for pending claims as well as unasserted claims estimated to be filed over the next 10 years from our insurers. Actual insurance reimbursements will vary from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. Certain of our primary coverage-in-place agreements are exhausted or will be exhausted in the next several months, which may result in higher net cash outflows until excess carriers begin accepting claims for reimbursement. In the tenth year of our estimate, our insurance recoveries are currently projected to be 30%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
Further, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended. Such cash payments will continue for a number of years beyond the next 10 years due to the significant proportion of future claims included in the estimated asbestos liability and the delay between the date a claim is filed

ITT CORPORATION AND SUBSIDIARIES

and when it is resolved. Subject to these inherent uncertainties, it is expected that net cash payments related to pending claims and claims estimated to be filed in the next 10 years will extend through approximately 2029.
Annual net cash outflows, net of tax benefits, are projected to average $10 to $20 over the next five years, as compared to an annual average of $14 over the past three annual periods, and increase to an average of approximately $35 to $45 over the remainder of the projection period.
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
The following table provides a rollforward of the estimated environmental liability and related assets for the years ended December 31, 2013 and 2012.

	2013			2012
	Liability	Asset	Net	Liability	Asset	Net
Balance as of January 1	$96.1	$12.3	$83.8	$101.8	$—	$101.8
Changes in estimates for pre-existing accruals:
Continuing operations	8.5	(0.1)	8.6	7.1	10.8	(3.7)
Discontinued operations	1.5	—	1.5	(1.4)	1.5	(2.9)
Accruals added during the period for new matters	0.5	—	0.5	—	—	—
Net cash activity	(12.1)	(0.5)	(11.6)	(11.5)	—	(11.5)
Foreign currency	0.1	—	0.1	0.1	—	0.1
Balance as of December 31	$94.6	$11.7	$82.9	$96.1	$12.3	$83.8
The following table illustrates the reasonably possible range of estimated liability, and number of active sites for environmental matters.

	2013	2012
Low-end range	$73.3	$76.9
High end range	$168.0	$167.1
Number of active environmental investigation and remediation sites	60	58
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
In 2012, the Company recorded a $12.3 asset related to an insurance policy that is responsive to environmental exposures. The asset reflects the Company’s best estimate of costs that are expected to be reimbursed by the insurer for past costs incurred and costs expected to be incurred in the future subject to the various policy terms and limits. The timing and amount of reimbursements will vary and may not be received in the same periods as costs are incurred. Prior to 2012, we had not recorded an asset for potential recoveries because future receipts were not considered probable due to uncertainties associated with the interpretation of policy terms, the insurer’s cost review and approval process, and the pattern of performance of the insurer. In the first half of 2012, the performance of the insurer stabilized and disagreements on coverage for certain sites were resolved with the insurer. Based on these events, combined with a longer history of experience with the insurer, the Company determined it was probable that the insurer would perform in the future in accordance with the terms of the policy and that the amount of potential recovery could be reasonably estimated.

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
On February 13, 2003, we commenced an action, Cannon Electric, Inc. v. Affiliated FM Ins. Co., Sup. Ct., Los Angeles County, seeking recovery of costs from the same coverage referenced above but related to asbestos product liability losses. During this coverage litigation, we entered into coverage-in-place settlement agreements with ACE, Wausau and Utica Mutual dated April 2004, September 2004, and February 2007, respectively. These agreements provide specific coverage for the Company’s legacy asbestos liabilities. In the first quarter of 2012, Goulds Pumps resolved its claims against Fireman’s Fund and Continental Casualty. In January 2012, ITT and Goulds Pumps filed a putative class action suit in federal Court in Connecticut against Travelers Casualty and Surety Company (ITT Corporation and Goulds Pumps Inc., v. Travelers Casualty and Surety Company (f/k/a Aetna Casualty and Surety Company), (Fed Dist Ct, CA NO.3:12-cv-00038-RN)), alleging that Travelers is unilaterally reinterpreting language contained in older Aetna policies so as to avoid paying on asbestos claims. This action was stayed pending a decision by the Superior Court of Los Angeles County in the Cannon action on interpretation of policy language. On January 29, 2014, the Superior Court issued its opinion upholding the Goulds Pumps’ claims that it is entitled to receive reimbursement from Traveler’s for asbestos claims. Goulds Pumps has filed a Motion to Lift the Stay in the Connecticut action. In 2013, the Company finalized a settlement with its insurer PEIC that resolves all outstanding issues between the Company and PEIC related to the primary policies issued by PEIC during the period from 1977 to 1985. PEIC has agreed to make structured payment overtime to a Qualified Settlement Fund (QSF) to be used for asbestos related costs. The Company continues to engage other defendants in settlement negotiations as appropriate.
NOTE 21
GUARANTEES, INDEMNITIES AND WARRANTIES
Indemnities
As part of the Distribution, ITT provided certain indemnifications and cross-indemnifications among ITT, Exelis and Xylem, subject to limited exceptions with respect to certain employee claims and other liabilities and obligations. The indemnifications address a variety of subjects, including asserted and unasserted product liability matters (e.g., asbestos claims, product warranties) which relate to products manufactured, repaired and/or sold prior to the Distribution Date. The indemnifications are indefinite. ITT expects Exelis and Xylem to fully perform under the terms of the Distribution Agreement and therefore has not recorded a liability for matters for which we have been indemnified. In addition, both Exelis and Xylem have made asbestos indemnity claims that could give rise to material payments under the indemnity provided by ITT; such claims are included in our estimate of asbestos liabilities.
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
Guarantees
We have $131.7 of guarantees, letters of credit and similar arrangements outstanding at December 31, 2013 primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2013 as the likelihood of nonperformance by ITT is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our financial statements on a consolidated basis.
Warranties
ITT warrants numerous products, the terms of which vary widely. In general, ITT warrants its products against defect and specific non-performance. In certain markets, such as automotive, aerospace and rail, liability for product defects could extend beyond the selling price of the product and could be significant if the defect interrupts production

ITT CORPORATION AND SUBSIDIARIES

or results in a recall. The table included below provides changes in the product warranty accrual for December 31, 2013 and 2012.

	2013	2012
Warranty accrual – January 1	$28.6	$25.2
Warranty expense	8.6	10.0
Assumed in acquisition	—	1.9
Payments	(8.1)	(8.7)
Foreign currency and other	(0.5)	0.2
Warranty accrual – December 31	$28.6	$28.6
NOTE 22
SEGMENT INFORMATION
The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. Our four reportable segments are referred to as: Industrial Process, Motion Technologies, Interconnect Solutions and Control Technologies.
Industrial Process manufactures engineered fluid process equipment serving a diversified mix of customers in global infrastructure industries such as oil & gas, mining, power generation, chemical and other process markets and is a provider of plant optimization and efficiency solutions and aftermarket services and parts.
Motion Technologies manufactures brake pads, shock absorbers and damping technologies for the global automotive, truck, trailer and public bus and rail transportation markets.
Interconnect Solutions manufactures a wide range of highly specialized connector products that make it possible to transfer signal and power in various electronic devices that are utilized in the aerospace and defense, industrial and transportation, oil & gas markets, and medical markets.
Control Technologies manufactures specialized equipment, including actuation, valves, switches, vibration isolation, custom-energy absorption, and regulators for the aerospace and defense, and industrial markets.
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

	Revenue			Operating Income (Loss)			Operating Margin
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Industrial Process	$1,107.4	$955.8	$766.7	$112.0	$99.3	$91.5	10.1%	10.4%	11.9%
Motion Technologies	721.8	626.2	634.4	100.3	83.1	85.3	13.9%	13.3%	13.4%
Interconnect Solutions	395.5	375.7	417.8	14.2	6.9	37.8	3.6%	1.8%	9.0%
Control Technologies	278.2	277.1	285.5	55.3	58.3	55.2	19.9%	21.0%	19.3%
Total segment results	2,502.9	2,234.8	2,104.4	281.8	247.6	269.8	11.3%	11.1%	12.8%
Asbestos-related costs, net	—	—	—	(32.8)	(50.9)	(100.4)	—	—	—
Transformation costs	—	—	—	(0.9)	(8.7)	(384.9)	—	—	—
Eliminations / Other corporate costs	(6.0)	(7.0)	(18.8)	(64.5)	(36.5)	(29.4)	—	—	—
Total Eliminations / Corporate and Other costs	(6.0)	(7.0)	(18.8)	(98.2)	(96.1)	(514.7)	—	—	—
Total	$2,496.9	$2,227.8	$2,085.6	$183.6	$151.5	$(244.9)	7.4%	6.8%	(11.7)%

ITT CORPORATION AND SUBSIDIARIES

	Assets		Capital Expenditures			Depreciation and Amortization
	2013	2012	2013	2012	2011	2013	2012	2011
Industrial Process	$1,132.7	$1,044.8	$63.0	$35.0	$25.3	$31.0	$17.3	$13.0
Motion Technologies	466.2	405.6	31.7	27.1	33.3	29.6	27.8	27.3
Interconnect Solutions	364.6	362.6	15.6	11.2	16.6	10.6	10.0	9.7
Control Technologies	344.7	347.0	5.7	6.1	5.3	10.0	9.3	10.3
Corporate and Other	1,432.0	1,226.1	6.9	4.4	21.8	5.7	6.7	11.0
Total	$3,740.2	$3,386.1	$122.9	$83.8	$102.3	$86.9	$71.1	$71.3

	Revenue(a)
Geographic Information	2013	2012	2011
United States	$896.2	$869.3	$779.6
Germany	266.7	200.5	229.8
Other developed markets	583.4	519.3	487.8
Other emerging growth markets	750.6	638.7	588.4
Total	$2,496.9	$2,227.8	$2,085.6

(a)	Revenue to external customers is attributed to individual regions based upon the destination of product or service delivery.

	Plant, Property & Equipment, Net
Geographic Information	2013	2012
United States	$151.0	$127.3
Italy	78.7	78.4
Germany	51.8	50.6
South Korea	40.5	19.1
China	31.3	20.5
Other developed markets	22.0	21.1
Other emerging growth markets	50.9	56.1
Total	$426.2	$373.1
The following table provides revenue by product category, net of intercompany balances.

	2013	2012	2011
Pumps and complementary products	$1,010.8	$879.0	$692.3
Pump support and maintenance services	96.6	76.8	66.7
Friction products	619.6	517.6	524.1
Shock absorber equipment	102.0	107.0	110.3
Connectors equipment	394.9	375.4	412.7
CT Aerospace products	192.6	185.4	192.2
CT Industrial products	80.4	86.6	87.3
Total	$2,496.9	$2,227.8	$2,085.6
During 2013 and 2012, a single customer accounted for 10.1% and 13.4% of consolidated ITT revenue, respectively. No individual customer accounted for more than 10% of consolidated ITT revenue during 2011.

ITT CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL DATA
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2013 Quarters				2012 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenue	$645.5	$634.0	$609.2	$608.2	$554.3	$547.5	$557.9	$568.1
Gross profit	208.6	202.9	197.8	190.5	173.4	166.2	170.4	170.2
Income (loss) from continuing operations attributable to ITT Corporation(a)	10.9	433.0	24.7	19.1	22.1	60.7	16.2	10.5
Earnings (loss) from discontinued operations	0.3	(2.3)	1.1	1.7	10.3	12.3	0.6	(7.3)
Net income attributable to ITT Corporation(a)	11.2	430.7	25.8	20.8	32.4	73.0	16.8	3.2
Basic earnings (loss) per share attributable to ITT Corporation:
Continuing operations	$0.12	$4.79	$0.27	$0.21	$0.24	$0.65	$0.18	$0.11
Discontinued operations	—	(0.03)	0.02	0.02	0.11	0.14	—	(0.08)
Net income	$0.12	$4.76	$0.29	$0.23	$0.35	$0.79	$0.18	$0.03
Diluted earnings (loss) per share attributable to ITT Corporation:
Continuing operations	$0.12	$4.71	$0.27	$0.21	$0.24	$0.65	$0.17	$0.11
Discontinued operations	—	(0.02)	0.01	0.02	0.11	0.13	0.01	(0.08)
Net income	$0.12	$4.69	$0.28	$0.23	$0.35	$0.78	$0.18	$0.03
Common stock price per share:
High	$43.66	$36.51	$30.93	$29.38	$23.46	$21.85	$23.33	$25.59
Low	$35.06	$29.11	$25.94	$23.83	$19.79	$17.22	$16.88	$19.52
Close	$43.42	$35.95	$29.41	$28.43	$23.46	$20.15	$17.60	$22.94
Dividends per share	$0.10	$0.10	$0.10	$0.10	$0.091	$0.091	$0.091	$0.091

(a)	During the third quarter of 2013, the Company released the valuation allowance against its U.S. deferred tax assets and recorded a tax benefit of $374.6.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Corporation (Registrant)
By:	/S/ STEVEN C. GIULIANO
Steven C. Giuliano Vice President and Chief Accounting Officer (Principal accounting officer)
February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ DENISE L. RAMOS	Chief Executive Officer, President and Director	February 21, 2014
Denise L. Ramos (Principal executive officer)

/S/ THOMAS M. SCALERA	Senior Vice President and Chief Financial Officer	February 21, 2014
Thomas M. Scalera (Principal financial officer)

/S/ STEVEN C. GIULIANO	Vice President and Chief Accounting Officer	February 21, 2014
Steven C. Giuliano (Principal accounting officer)

/S/ ORLANDO D. ASHFORD	Director	February 21, 2014
Orlando D. Ashford

/S/ G. PETER D’ALOIA	Director	February 21, 2014
G. Peter D’Aloia

/S/ DONALD DEFOSSET, JR.	Director	February 21, 2014
Donald DeFosset, Jr.

/S/ CHRISTINA A. GOLD	Director	February 21, 2014
Christina A. Gold

/S/ RICHARD P. LAVIN	Director	February 21, 2014
Richard P. Lavin

/S/ FRANK T. MACINNIS	Director	February 21, 2014
Frank T. MacInnis

/S/ REBECCA A. MCDONALD	Director	February 21, 2014
Rebecca A. McDonald

/S/ DONALD J. STEBBINS	Director	February 21, 2014
Donald J. Stebbins

EXHIBIT INDEX

Exhibit Number	Description	Location

3.1	ITT Corporation’s Articles of Amendment and Restated Articles of Incorporation, effective as of October 31, 2011	Filed herewith.

3.2	Amended and Restated By-laws of ITT	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated October 5, 2011 (CIK No. 216228, File No. 1-5672).

10.1	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (CIK No. 216228, File No. 1-5672).

10.2	Benefits and Compensation Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.2 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (CIK No. 216228, File No. 1-5672).

10.3	First Amendment to Benefits and Compensation Matters Agreement	Incorporated by reference as Exhibit 10.1 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2013

10.4	Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.3 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (CIK No. 216228, File No. 1-5672).

10.5	Master Transition Services Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.4 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (CIK No. 216228, File No. 1-5672).

10.6	ITT Transitional Trademark License Agreement - Exelis, dated as of October 25, 2011, between ITT Manufacturing Enterprises LLC and Exelis Inc.	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (CIK No. 216228, File No. 1-5672).

10.7	Master Lease Agreement and Master Sublease Agreement, dated as of October 25, 2011 and September 30, 2011, respectively	Incorporated by reference to Exhibit 10.6 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (CIK No. 216228, File No. 1-5672).

10.8	Four-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of October 25, 2011 among ITT Corporation and Other Parties Signatory Thereto	Incorporated by reference to Exhibit 10.7 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (CIK No. 216228, File No. 1-5672).

10.9**
Share Purchase Agreement dated October 14, 2012 between Moller-Bornemann Gmbh, Wulfing Vermogensverwaltung GbR, BWK GmbH Unternehmensbeteiligungsgesellschaft, (as Sellers) and ITT Germany Holdings GmbH (as Purchaser)
Incorporated by reference to Exhibit 10.8 of ITT Corporation’s Form 10-K/A for the year ended December 31, 2012 (CIK No. 216228, File No. 1-5672).

10.10	Agreement and Plan of Merger	Incorporated by reference to Exhibit 2.1 and 2.2 to ITT Corporation’s Form 8-K dated September 18, 2007 (CIK No. 216228, File No. 1-5672).

10.11 *	ITT Corporation Retirement Savings Plan for Salaried Employees (effective October 31, 2011)	Incorporated by reference to Exhibit 4.4 of ITT Corporation’s Registration Statement on Form S-8 as filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

10.12 *
ITT Corporation Special Senior Executive Severance Pay Plan amended and restated as of December 31, 2008 (previously amended and restated as of July 13, 2004) and formerly known as ITT Industries Special Senior Executive Severance Pay Plan
Incorporated by reference to Exhibit 10.9 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

10.13 *
ITT Corporation Senior Executive Severance Pay Plan amended and restated as of July 1, 2013 (previously known as the ITT Industries, Inc. Senior Executive Severance Pay Plan, dated December 20, 1995, amended and restated as of December 31, 2008)
Incorporated by reference to Exhibit 10.1of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2013 (CIK No. 216228, File No. 1-5672).

Exhibit Number	Description	Location
10.14 *
ITT Corporation Enhanced Severance Pay Plan (amended and restated as of July 13, 2004) and formerly known as ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004). Amended and restated as of December 31, 2008
Incorporated by reference to Exhibit 10.11 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

10.15*	ITT Deferred Compensation Plan (Effective as of January 1, 1995 as amended and restated as of October 31, 2011)	Incorporated by reference to Exhibit 4.5 of ITT Corporation’s Registration Statement on Form S-8 as filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

10.16 *	ITT Corporation Deferred Compensation Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.48 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).

10.17 *	ITT Excess Savings Plan amended and restated effective December 31, 2008	Incorporated by reference to Exhibit 10.17 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

10.18 *	Non-Employee Director Compensation Agreement	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated December 1, 2005 (CIK No. 216228, File No. 1-5672).

10.19*	2011 Omnibus Incentive Plan	Incorporated by reference to Exhibit 4.3 of ITT Corporation’s Registration Statement on Form S-8 as filed on October 28, 2011 (CIK No. 216228, File No. 1-5672).

10.20 *	ITT Corporation Annual Incentive Plan for Executive Officers, amended and restated as of January 1, 2013	Incorporated by reference to Exhibit 10.2 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2013 (CIK No. 216228, File No. 1-5672).

10.21 *	ITT 1997 Annual Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.13 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

10.22*
ITT 2003 Equity Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) and previously known as ITT Industries, Inc. 2003 Equity Incentive Plan
Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).

10.23	ITT Corporation Form of 2013 Performance Unit Award Agreement	Incorporated by reference to Exhibit 10.01 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2013

10.24	ITT Corporation Form of 2013 Non-Qualified Stock Option Award Agreement (Band A)	Incorporated by reference to Exhibit 10.02 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2013

10.25	ITT Corporation Form of 2013 Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.03 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2013

10.26	ITT Corporation Form of 2013 Restricted Stock Unit Agreement (Cash Settled)	Incorporated by reference to Exhibit 10.04 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2013

10.27 *	ITT Corporation Form of 2012 Non-Qualified Stock Option Agreement (Band A Employees)	Incorporated by reference to Exhibit 10.01 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2012 (CIK No. 216228, File No. 1-5672).

10.28*	ITT Corporation Form of 2012 Non-Qualified Stock Option Agreement (Non-Band A Employees)	Incorporated by reference to Exhibit 10.02 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2012 (CIK No. 216228, File No. 1-5672).

10.29 *	ITT Corporation Form of 2012 Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.03 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2012 (CIK No. 216228, File No. 1-5672).

10.30 *	ITT Corporation Form of 2012 TSR Award Agreement	Incorporated by reference to Exhibit 10.04 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2012 (CIK No. 216228, File No. 1-5672).

Exhibit Number	Description	Location
10.31 *	ITT Corporation Form of 2011 Non-Qualified Stock Option Agreement (Band A Employees)	Incorporated by reference to Exhibit 10.01 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2011 (CIK No. 216228, File No. 1-5672).

10.32	ITT Corporation Form of 2011 Non-Qualified Stock Option Agreement (Non-Band A Employees)	Incorporated by reference to Exhibit 10.02 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2011(CIK No. 216228, File No. 1-5672).

10.33 *	ITT Corporation Form of 2011 Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.03 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2011(CIK No. 216228, File No. 1-5672).

10.34*	ITT Corporation Form of 2011 TSR Award Agreement	Incorporated by reference to Exhibit 10.04 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2011(CIK No. 216228, File No. 1-5672).

10.35 *	Form of 2005 Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.3 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

10.36	Form of 2005 Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

10.37*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.34 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

10.38	Form of 2006 Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.35 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

10.39*	ITT Corporation Form of 2009 Non-Qualified Stock Option Agreement (Band A)	Incorporated by reference to Exhibit 10.56 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2009 (CIK No. 216228, File No. 1-5672).

10.40 *	ITT Corporation Form of 2009 Non-Qualified Stock Option Agreement (Non Band A)	Incorporated by reference to Exhibit 10.57 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2009 (CIK No. 216228, File No. 1-5672).

10.41 *	Employment Agreement dated as of October 4, 2011 and effective as of October 31, 2011 between ITT Corporation and Denise L. Ramos.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 8-K/A dated October 17, 2011 (CIK No. 216228, File No. 1-5672).

10.42 *	Steve Loranger Resignation Agreement	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 8-K dated October 14, 2011 (CIK No. 216228, File No. 1-5672).

10.43	Form of indemnification agreement with directors	Incorporated by reference to Exhibit 10(h) to ITT Industries’ Form 10-K for the fiscal year ended December 31, 1996 (CIK No. 216228, File No. 1-5672).

11	Statement re computation of per share earnings	Not required to be filed.

12	Statement re computation of ratios	Filed herewith.

21	Subsidiaries of the Registrant	Filed herewith.

22	Published report regarding matters submitted to vote of Security holders	Not required to be filed.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

24	Power of attorney	None.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit Number	Description	Location
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

101
The following materials from ITT Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements
Submitted electronically with this report.

*	Management compensatory plan

**
The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.