Form 10-Q
period 2014-03-31
ITT Corp
filed 2014-05-01
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of April 23, 2014, there were outstanding 91.7 million shares of common stock ($1 par value per share) of the registrant.

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
Where, in any forward-looking statement we express an expectation or belief as to future results or events, such expectation or belief is based on current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2013, particularly under the caption “Risk Factors,” our Quarterly Reports on Form 10-Q (including Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q) and other documents filed from time to time with the SEC.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED INCOME STATEMENTS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

For the Three Months Ended March 31	2014	2013
Revenue	$674.5	$608.2
Costs of revenue	459.7	417.7
Gross profit	214.8	190.5
General and administrative expenses	77.7	69.1
Sales and marketing expenses	55.3	51.8
Research and development expenses	17.7	16.4
Asbestos-related costs, net	15.8	16.0
Operating income	48.3	37.2
Interest and non-operating expenses, net	1.1	2.7
Income from continuing operations before income tax expense	47.2	34.5
Income tax expense	13.0	15.0
Income from continuing operations	34.2	19.5
(Loss) income from discontinued operations, including tax benefit (expense) of $0.5 and $(0.5), respectively	(1.0)	1.7
Net income	33.2	21.2
Less: Income attributable to noncontrolling interests	1.0	0.4
Net income attributable to ITT Corporation	$32.2	$20.8
Amounts attributable to ITT Corporation:
Income from continuing operations, net of tax	$33.2	$19.1
(Loss) income from discontinued operations, net of tax	(1.0)	1.7
Net income	$32.2	$20.8
Earnings (loss) per share attributable to ITT Corporation:
Basic:
Continuing operations	$0.36	$0.21
Discontinued operations	(0.01)	0.02
Net income	$0.35	$0.23
Diluted:
Continuing operations	$0.36	$0.20
Discontinued operations	(0.01)	0.02
Net income	$0.35	$0.22
Weighted average common shares – basic	91.4	92.0
Weighted average common shares – diluted	92.8	93.2
Cash dividends declared per common share	$0.11	$0.10
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended March 31	2014	2013
Net income	$33.2	$21.2
Other comprehensive income:
Net foreign currency translation adjustment	(2.5)	(26.0)
Net change in postretirement benefit plans, net of tax benefits of $0.4 and $0, respectively	0.6	2.8
Other comprehensive loss	(1.9)	(23.2)
Comprehensive income (loss)	31.3	(2.0)
Less: Comprehensive income attributable to noncontrolling interests	1.0	0.4
Comprehensive income (loss) attributable to ITT Corporation	$30.3	$(2.4)
Disclosure of reclassification and other adjustments to postretirement benefit plans
Reclassification adjustments:
Amortization of prior service costs, net of tax expense of $(0.5) and $0, respectively (see Note 13)	$(0.8)	$0.1
Amortization of net actuarial loss, net of tax benefits of $0.9 and $0, respectively (see Note 13)	1.4	3.7
Other adjustments:
Unrealized change in net actuarial loss, net of tax expense of $0 and $0	—	(1.0)
Net change in postretirement benefit plans, net of tax	$0.6	$2.8
The Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$515.1	$507.3
Receivables, net	597.5	496.7
Inventories, net	289.8	315.9
Other current assets	312.0	345.6
Total current assets	1,714.4	1,665.5
Plant, property and equipment, net	434.6	426.2
Goodwill	660.7	659.8
Other intangible assets, net	104.8	106.9
Asbestos-related assets	425.0	433.3
Deferred income taxes	299.3	303.6
Other non-current assets	144.9	144.9
Total non-current assets	2,069.3	2,074.7
Total assets	$3,783.7	$3,740.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$344.2	$332.7
Accrued liabilities	489.9	499.9
Total current liabilities	834.1	832.6
Asbestos-related liabilities	1,185.0	1,179.6
Postretirement benefits	242.8	243.3
Other non-current liabilities	282.2	277.8
Total non-current liabilities	1,710.0	1,700.7
Total liabilities	2,544.1	2,533.3
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share (104.2 and 104.0 shares issued, respectively)
Outstanding – 91.7 shares and 91.0 shares, respectively	91.7	91.0
Retained earnings	1,356.1	1,320.3
Total accumulated other comprehensive loss	(212.2)	(210.3)
Total ITT Corporation shareholders' equity	1,235.6	1,201.0
Noncontrolling interests	4.0	5.9
Total shareholders’ equity	1,239.6	1,206.9
Total liabilities and shareholders’ equity	$3,783.7	$3,740.2
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended March 31	2014	2013
Operating Activities
Net income	$33.2	$21.2
Less: (Loss) income from discontinued operations	(1.0)	1.7
Less: Income attributable to noncontrolling interests	1.0	0.4
Income from continuing operations attributable to ITT Corporation	33.2	19.1
Adjustments to income from continuing operations:
Depreciation and amortization	21.1	24.5
Stock-based compensation	3.3	3.0
Asbestos-related costs, net	15.8	16.0
Asbestos-related payments, net	(2.5)	(3.4)
Changes in assets and liabilities:
Change in receivables	(100.0)	(72.5)
Change in inventories	25.6	(15.4)
Change in accounts payable	1.8	0.9
Change in accrued expenses	(9.5)	(2.0)
Change in accrued and deferred income taxes	(1.7)	12.4
Other, net	(0.3)	5.1
Net Cash – Operating activities	(13.2)	(12.3)
Investing Activities
Capital expenditures	(19.0)	(16.7)
Purchases of investments	(49.0)	(31.7)
Maturities of investments	97.2	13.2
Other, net	(2.7)	0.5
Net Cash – Investing activities	26.5	(34.7)
Financing Activities
Short-term debt, net	(11.0)	28.3
Long-term debt, repaid	(0.3)	(2.6)
Repurchase of common stock	(4.8)	(48.2)
Issuance of common stock	9.0	14.0
Excess tax benefit from equity compensation activity	5.2	2.4
Other, net	(1.5)	(1.8)
Net Cash – Financing activities	(3.4)	(7.9)
Exchange rate effects on cash and cash equivalents	(1.7)	(6.1)
Net Cash – Operating activities of discontinued operations	(0.4)	(0.4)
Net change in cash and cash equivalents	7.8	(61.4)
Cash and cash equivalents – beginning of year	507.3	544.5
Cash and cash equivalents – end of period	$515.1	$483.1
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the year for:
Interest paid, net of interest received	$0.1	$0.2
Income taxes, net of refunds received	$8.7	$(0.6)
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended March 31	2014	2013
Common Stock
Common stock, beginning balance	$91.0	$91.9
Activity from stock incentive plans	0.8	1.1
Share repurchases	(0.1)	(1.8)
Common stock, ending balance	91.7	91.2
Retained Earnings
Retained earnings, beginning balance	1,320.3	898.8
Net income attributable to ITT Corporation	32.2	20.8
Dividends declared	(10.1)	(9.3)
Activity from stock incentive plans	16.8	18.3
Share repurchases	(4.7)	(46.4)
Purchase of noncontrolling interest	1.6	—
Retained earnings, ending balance	1,356.1	882.2
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance	(129.2)	(195.5)
Net change in postretirement benefit plans	0.6	2.8
Postretirement benefit plans, ending balance	(128.6)	(192.7)
Cumulative translation adjustment, beginning balance	(80.8)	(91.7)
Net cumulative translation adjustment	(2.5)	(26.0)
Cumulative translation adjustment, ending balance	(83.3)	(117.7)
Unrealized loss on investment securities, beginning balance	(0.3)	(0.3)
Unrealized loss on investment securities, ending balance	(0.3)	(0.3)
Total accumulated other comprehensive loss	(212.2)	(310.7)
Noncontrolling interests
Noncontrolling interests, beginning balance	5.9	—
Reclassification of noncontrolling interest	—	3.9
Income attributable to noncontrolling interest	1.0	0.4
Purchase of noncontrolling interest	(2.9)	—
Noncontrolling interests, ending balance	4.0	4.3
Total Shareholders' Equity
Total shareholders' equity, beginning balance	1,206.9	703.2
Net change in common stock	0.7	(0.7)
Net change in retained earnings	35.8	(16.6)
Net change in accumulated other comprehensive loss	(1.9)	(23.2)
Net change in noncontrolling interests	(1.9)	4.3
Total shareholders' equity, ending balance	$1,239.6	$667.0
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of changes in shareholders' equity.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
ITT Corporation is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation, and industrial markets. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT operates through four segments: Industrial Process, consisting of industrial pumping and complementary equipment; Motion Technologies, consisting of friction and shock & vibration equipment; Interconnect Solutions, consisting of electronic connectors; and Control Technologies, consisting of fluid handling, motion control and vibration and shock isolation products. Financial information for our segments is presented in Note 17, “Segment Information.”
Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in ITT's 2013 Annual Report on Form 10-K (2013 Annual Report) in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2013 Annual Report.
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
Summary of Significant Accounting Policies
Due to an increase in the number and size of complex long-term industrial pump design and build contracts, an update to the revenue recognition accounting policy disclosed in the 2013 Annual Report is provided below:
Revenue Recognition
We recognize revenue for certain long-term design and build projects using the percentage-of-completion method, based upon the percentage of costs incurred to total projected costs. Revenue and profit recognized under the percentage-of-completion method are based on management’s estimates. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue, until the revenue recognition criteria are satisfied. Revenue that is earned and recognized in excess of amounts invoiced is recorded as a component of receivables, net. During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Provisions for estimated losses on uncompleted long-term sales contracts are made in the period in which such losses are determined and are recorded as a component of costs of revenue.

NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued guidance eliminating diversity in practice surrounding the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires entities to net an unrecognized tax benefit with a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if the carryforward would be used to settle additional tax due upon disallowance of a tax position. The adoption of this amendment on January 1, 2014 did not have a material effect on ITT's financial statements.
In March 2013, the FASB clarified that, when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The FASB also clarified that if a business combination is achieved in stages related to a previously held equity method investment (step-acquisition) that is a foreign entity, the amount of accumulated other comprehensive income that is reclassified and included in the calculation of gain or loss as of the acquisition date shall include any foreign currency translation adjustment related to that previously held investment. The adoption of these amendments on January 1, 2014 did not have a material impact to ITT's financial statements.
In February 2013, the FASB issued guidance requiring an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and any additional amount the entity expects to pay on behalf of the other entities. The adoption of this guidance on January 1, 2014 did not have a material impact to ITT's financial statements.
Accounting Pronouncements Not Yet Adopted
In April 2014, the FASB issued guidance that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and other disposals that do not meet the definition of a discontinued operations. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The new guidance is effective on January 1, 2015, with early adoption permitted. While we do not expect a material impact on ITT’s financial statements upon adoption, the effects on future periods will depend upon the nature and significance of future disposals.
NOTE 3
RESTRUCTURING ACTIONS

The table below summarizes the restructuring costs presented within general and administrative expenses in our Consolidated Condensed Income Statements for the three months ended March 31, 2014 and 2013.

For the Three Months Ended March 31	2014	2013
Severance costs	$15.3	$5.4
Other restructuring costs	—	0.1
Total restructuring costs	$15.3	$5.5
By segment:
Industrial Process	$0.9	$0.4
Motion Technologies	—	0.4
Interconnect Solutions	14.4	4.4
Control Technologies	—	—
Corporate and Other	—	0.3

The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Condensed Balance Sheet within accrued liabilities, for the three months ended March 31, 2014 and 2013.

For the Three Months Ended March 31	2014	2013
Restructuring accruals - 1/1	$14.7	$7.8
Restructuring costs	15.3	5.5
Cash payments	(5.8)	(5.4)
Foreign exchange translation and other	(0.1)	(0.2)
Restructuring accrual - 3/31	$24.1	$7.7
By accrual type:
Severance accrual	$22.7	$7.7
Facility carrying and other costs accrual	1.4	—
Interconnect Solutions Turnaround Activities
In 2013, we initiated a comprehensive restructuring plan to improve the overall cost structure of our Interconnect Solutions (ICS) segment. The costs incurred during the three months ended March 31, 2014 of $14.4 primarily relate to employee severance for approximately 250 planned headcount reductions associated with an action to move certain production lines from one location to another existing lower cost manufacturing site. We expect to incur further restructuring costs of approximately $5.0 over the next twelve months related to this action. The costs incurred during the three months ending March 31, 2013 of $4.4 primarily related to 63 headcount reductions across our global operating locations. To date, we have incurred $32.5 under the ICS turnaround plan. The following table provides a rollforward of the restructuring accrual associated with the ICS turnaround activities.

For the Three Months Ended March 31	2014
Restructuring accruals - 1/1	$8.0
Restructuring costs	14.4
Cash payments	(4.1)
Restructuring accruals - 3/31	$18.3
NOTE 4
INCOME TAXES
For the three months ended March 31, 2014, the Company recognized income tax expense of $13.0 representing an effective tax rate of 27.5% compared to income tax expense of $15.0, and an effective tax rate of 43.5%, for the three months ended March 31, 2013. The tax rate for 2014 is lower than the prior year due to the absence of a valuation allowance that was recorded in 2013 against U.S. deferred tax assets as well as an increase in income during 2014 that is eligible for the tax holiday in Korea.
The Company's tax expense for three months ended March 31, 2014 reflects the impact of changes in the New York State income tax law enacted on March 31, 2014. The Company is eligible for a tax rate of 0% as a qualified New York manufacturer. The application of the newly enacted tax rate to existing net deferred tax assets resulted in an increase in tax expense of $1.9 million.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Germany, Italy, Korea, the United Kingdom and the U.S. The settlement of an examination could result in changes in amounts attributable to us through the Tax Matters Agreement entered into with Exelis, Inc. and Xylem, Inc. Over the next twelve months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $87.0 million due to changes in audit status, expiration of statutes of limitations and other events.

NOTE 5
EARNINGS PER SHARE
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT Corporation for the three months ended March 31, 2014 and 2013.

For the Three Months Ended March 31	2014	2013
Weighted average common shares outstanding	91.4	91.9
Add: Weighted average restricted stock awards outstanding(a)	—	0.1
Basic weighted average common shares outstanding	91.4	92.0
Add: Dilutive impact of stock options and restricted stock units	1.4	1.2
Diluted weighted average common shares outstanding	92.8	93.2

(a)
Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three months ended March 31, 2014 and 2013 because they were anti-dilutive.

For the Three Months Ended March 31	2014	2013
Anti-dilutive stock options	0.2	0.4
Average exercise price	$43.52	$23.81
Year(s) of expiration	2024	2022-2023
In addition, 0.2 of outstanding employee return on invested capital (ROIC) awards were excluded from the computation of diluted earnings per share for the three months ended March 31, 2014, as the three-year performance metric related to the ROIC awards has not yet been achieved.
NOTE 6
RECEIVABLES, NET

	March 31, 2014	December 31, 2013
Trade accounts receivable	$570.3	$463.9
Notes receivable	5.6	6.3
Other	32.5	39.1
Receivables, gross	608.4	509.3
Less: Allowance for doubtful accounts	10.9	12.6
Receivables, net	$597.5	$496.7
NOTE 7
INVENTORIES, NET

	March 31, 2014	December 31, 2013
Finished goods	$54.0	$49.9
Work in process	70.8	94.8
Raw materials	171.2	166.7
Inventoried costs related to long-term contracts	72.9	85.4
Total inventory before progress payments	368.9	396.8
Less: Progress payments	(79.1)	(80.9)
Inventories, net	$289.8	$315.9

NOTE 8
OTHER CURRENT AND NON-CURRENT ASSETS

	March 31, 2014	December 31, 2013
Short-term investments	$64.1	$112.9
Asbestos-related current assets	84.4	84.5
Prepaid income taxes	42.2	23.6
Current deferred income taxes	59.4	59.5
Other	61.9	65.1
Other current assets	$312.0	$345.6
Other employee benefit-related assets	$95.9	$95.5
Capitalized software costs	13.9	14.6
Environmental-related assets	11.7	11.7
Equity method investments	4.7	4.7
Other	18.7	18.4
Other non-current assets	$144.9	$144.9
NOTE 9
PLANT, PROPERTY AND EQUIPMENT, NET

	March 31, 2014	December 31, 2013
Land and improvements	$27.1	$26.8
Machinery and equipment	851.9	834.5
Buildings and improvements	214.1	211.6
Furniture, fixtures and office equipment	75.5	74.6
Construction work in progress	61.8	59.8
Other	8.5	8.5
Plant, property and equipment, gross	1,238.9	1,215.8
Less: Accumulated depreciation	(804.3)	(789.6)
Plant, property and equipment, net	$434.6	$426.2

Depreciation expense of $17.0 and $15.6 was recognized in the three months ended March 31, 2014 and 2013, respectively.
NOTE 10
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the three months ended March 31, 2014 by segment.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total
Goodwill - December 31, 2013	$351.0	$49.8	$73.9	$185.1	$659.8
Goodwill acquired	1.0	—	—	—	1.0
Foreign currency	—	—	(0.1)	—	(0.1)
Goodwill - March 31, 2014	$352.0	$49.8	$73.8	$185.1	$660.7

Other Intangible Assets, Net

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$85.9	$(33.8)	$52.1	$84.9	$(31.9)	$53.0
Proprietary technology	30.2	(8.3)	21.9	30.3	(7.6)	22.7
Patents and other	16.5	(13.5)	3.0	16.4	(13.0)	3.4
Finite-lived intangible total	132.6	(55.6)	77.0	131.6	(52.5)	79.1
Indefinite-lived intangibles	27.8	—	27.8	27.8	—	27.8
Other Intangible Assets	$160.4	$(55.6)	$104.8	$159.4	$(52.5)	$106.9
Amortization expense related to finite-lived intangible assets was $3.0 and $7.6 for the three months ended March 31, 2014 and 2013, respectively.
NOTE 11
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	March 31, 2014	December 31, 2013
Compensation and other employee-related benefits	$153.8	$178.5
Asbestos-related liabilities	84.6	85.1
Short-term loans and current maturities of long-term debt	28.8	39.8
Accrued income taxes and other tax-related liabilities	42.7	29.8
Customer-related liabilities	62.4	55.6
Environmental liabilities and other legal matters	37.8	38.5
Accrued warranty costs	28.5	28.6
Other accrued liabilities	51.3	44.0
Accrued and other current liabilities	$489.9	$499.9
Deferred income taxes and other tax-related accruals	$118.4	$116.2
Environmental liabilities	83.5	85.1
Compensation and other employee-related benefits	41.0	43.8
Other	39.3	32.7
Other non-current liabilities	$282.2	$277.8
NOTE 12
DEBT

	March 31, 2014	December 31, 2013
Commercial Paper	$27.0	$38.0
Current maturities of long-term debt	1.3	1.3
Current capital leases	0.5	0.5
Short-term loans and current maturities of long-term debt	28.8	39.8
Non-current maturities of long-term debt	7.4	7.6
Non-current capital leases	1.4	1.5
Long-term debt and capital leases	8.8	9.1
Total debt and capital leases	$37.6	$48.9
Our outstanding commercial paper as of March 31, 2014 had a weighted average interest rate of 0.45% and maturity terms less than one month from the date of issuance.

NOTE 13
POSTRETIREMENT BENEFIT PLANS
The following tables provide the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three months ended March 31, 2014 and 2013.

	2014			2013
Three Months Ended March 31	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net periodic benefit cost:
Service cost	$1.2	$0.5	$1.7	$1.8	$0.7	$2.5
Interest cost	3.9	2.0	5.9	3.6	2.1	5.7
Expected return on plan assets	(5.2)	(0.2)	(5.4)	(4.9)	(0.1)	(5.0)
Amortization of prior service cost (benefit)	0.2	(1.5)	(1.3)	0.2	(0.1)	0.1
Amortization of net actuarial loss	1.6	0.7	2.3	2.4	1.3	3.7
Net periodic benefit cost	$1.7	$1.5	$3.2	$3.1	$3.9	$7.0
During the fourth quarter of 2013, management approved changes to certain of our defined benefit pension and postretirement plans, including the merging of plans and the elimination of future benefit accruals for plan participants as of December 31, 2013.
During the three months ended March 31, 2014 and 2013, we made contributions to our global postretirement plans of $2.1 and $2.6, respectively. We do not expect to make material contributions to our global pension plans during the remainder of 2014.
During the three months ended March 31, 2014 and 2013, we amortized $0.6 and $3.8, net of tax, respectively, from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss. No other reclassifications from accumulated other comprehensive income into earnings were recognized during the presented periods.
NOTE 14
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) is comprised of three components: non-qualified stock options (NQOs), restricted stock units (RSUs), and performance units (PSUs). The majority of RSUs settle in shares; however RSUs granted to international employees settle in cash. The PSU awards are accounted for as two distinct awards based on both a relative total shareholder return (TSR) metric component and a return on invested capital (ROIC) metric component. Each component is equally weighted and settled in shares dependent upon the performance achieved following a three-year performance period. TSR awards granted prior to 2013 settle in cash.
LTIP costs are primarily recorded within general and administrative expenses, and are reduced by an estimated forfeiture rate. The following table provides the components of these costs for the three months ended March 31, 2014 and 2013.

For the Three Months Ended March 31	2014	2013
Equity-based awards	$3.3	$3.0
Liability-based awards	0.1	0.9
Total share-based compensation expense	$3.4	$3.9
At March 31, 2014, there was $29.8 of estimated unrecognized compensation cost related to unvested equity-based awards that is expected to be recognized ratably over a weighted-average period of 2.5 years. Total estimated unrecognized compensation cost projected to be incurred for unvested liability-based awards as of March 31, 2014 was $4.3; this is expected to be recognized ratably over a weighted-average period of 1.9 years.

Year-to-Date 2014 LTIP Activity
The majority of our LTIP activity occurs during the first quarter of each year. On March 4, 2014, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Grant Date Fair Value
NQOs	0.2	$11.93
RSUs	0.2	$43.52
TSR	0.1	$48.78
ROIC	0.1	$42.20
The NQOs vest either on the completion of a three-year service period or annually in three equal installments, as determined by employee level, and have a ten-year expiration period. RSUs, TSR awards, and ROIC awards vest on the completion of a three-year service period.
During the three months ended March 31, 2014 and 2013, 0.5 and 0.8 stock options were exercised resulting in proceeds of $9.0 and $14.0, respectively, and restrictions on 0.3 and 0.3 shares of restricted stock units vested and were issued, respectively.
The fair value of each NQO grant was estimated on the date of grant using a binomial lattice pricing model that incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following table details the weighted average assumptions used to measure fair value and the resulting grant date fair value for the March 4, 2014 NQO grants.

Dividend yield	1.0%
Expected volatility	29.6%
Expected life	5.8 years
Risk-free rates	1.8%
Grant date fair value	$11.93
Expected volatility for NQOs granted during 2014 were determined using a combination of ITT's implied volatility and the average historical volatility over a ten year period for a peer group of companies that most closely align to ITT. Historical data is used to estimate option exercise and employee termination behavior within the valuation model. Option characteristics, such as vesting terms, are considered separately for valuation purposes. The expected life represents an estimate of the period of time options are expected to remain outstanding. The expected life provided above represents the weighted average of options granted with differing vesting terms. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of option grant.
The fair value of RSUs corresponds to the closing price of ITT common stock on the date of grant.
The fair value of the ROIC awards was based on the closing price of ITT common stock on the date of grant less the present value of expected dividend payments during the vesting period. A dividend yield of 1.0% was assumed based on ITT's annualized dividend payment of $0.44 per share and the March 4, 2014 closing stock price of $43.52. The fair value of the ROIC award is fixed on the grant date; however, a probability assessment is performed each reporting period to estimate the likelihood of achieving the ROIC targets and the amount of compensation to be recognized. The ROIC award payout is subject to a payout factor which includes a maximum and minimum payout.
The fair value of the TSR award was measured using a Monte Carlo simulation, measuring potential total shareholder return for ITT relative to the other companies in the S&P 400 Capital Goods Index (the TSR Performance Group). The expected volatility of ITT's stock price was based on the historical volatility of a peer group while expected volatility for the other companies in the TSR Performance Group was based on their own stock price history. All volatility and correlation measures were based on three years of daily historical price data through March 4, 2014, corresponding to the three-year performance period of the award. The TSR award payout is subject to a multiplier which includes a maximum and minimum payout. As the grant date occurred after the beginning of the performance period, actual TSR performance between the beginning of the performance period (December 2013 average closing stock price) and the grant date was reflected in the valuation. A dividend yield of 1.0% was assumed based on ITT's annualized dividend payment of $0.44 per share and the March 4, 2014 closing stock price of $43.52.

The fair value of TSR awards granted prior to 2013 is remeasured on a quarterly basis and corresponds to ITT's total shareholder return as compared to the total shareholder return of companies within the S&P 400 Capital Goods Index, subject to a multiplier which includes a maximum and minimum payout. The relative performance ranking calculated is adjusted to reflect expected volatility over the remaining term of the award using a Monte Carlo simulation.
NOTE 15
CAPITAL STOCK
On October 27, 2006, a three-year $1 billion share repurchase program was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. We repurchased 1.7 shares of common stock for $45.6 during the three months ended March 31, 2013. We did not repurchase any shares under the 2006 Share Repurchase Program during three months ended March 31, 2014. To date, under the 2006 Share Repurchase Program, the Company has repurchased 15.3 shares for $629.3.
Separate from the 2006 Share Repurchase Program, the Company repurchased 0.1 shares and 0.1 shares for an aggregate price of $4.8 and $2.6, during the three months ended March 31, 2014 and 2013, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units.
NOTE 16
COMMITMENTS AND CONTINGENCIES
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues and commercial or contractual disputes and acquisitions or divestitures. We will continue to aggressively defend all such claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including our assessment of the merits of the particular claim, as well as our current reserves and insurance coverage, we do not expect that such legal proceedings will have a material adverse impact on our financial statements, unless otherwise noted below.
Asbestos Matters
Background
ITT, including its subsidiary Goulds Pumps, Inc., has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by us or our former subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable.
As of March 31, 2014, there were approximately 51 thousand pending active claims against ITT, including Goulds Pumps, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

For the Three Months Ended March 31 (in thousands)	2014	2013
Pending claims – Beginning	79	96
New claims	1	1
Settlements	(2)	(2)
Dismissals(a)	(9)	(5)
Pending claims – Ending	69	90
Pending inactive claims(a)	18	26
Pending active claims	51	64

(a)
The 2013 dismissals reported in the table above include the dismissal of approximately 4 thousand claims that were considered pending inactive claims. No pending inactive claims were dismissed during the first quarter of 2014. Inactive claims represent pending claims in Mississippi filed prior to 2004, which have been excluded from our asbestos measurement because the plaintiffs cannot demonstrate a significant compensable loss. As such, management believes these claims have little-to-no value.

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
Income Statement Charges
In the third quarter of each year, we conduct our annual asbestos measurement with the assistance of outside consultants to review and update the underlying assumptions used in our asbestos liability and related asset estimates. In each remeasurement, the underlying assumptions are updated based on our actual experience since our previous annual remeasurement and we reassess the appropriate reference period used in determining each assumption and our expectations regarding future conditions, including inflation. As part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent qualitative and quantitative data available for the key inputs and assumptions, comparing the data to the expectations on which the most recent annual liability and asset estimates were based. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended March 31, 2014 other than the incremental accrual to maintain a rolling 10-year forecast period. The net asbestos charge for the three months ended March 31, 2014 and 2013 was $15.8 and $16.0, respectively.
Changes in Financial Position
The Company's estimated asbestos exposure, net of expected recoveries, for the resolution of all pending claims and claims estimated to be filed in the next 10 years was $760.2 and $746.9 as of March 31, 2014 and December 31, 2013, respectively. The following table provides a rollforward of the estimated asbestos liability and related assets for the three months ended March 31, 2014.

	Liability	Asset	Net
Balance as of December 31, 2013	$1,264.7	$517.8	$746.9
Asbestos provision	18.2	2.4	15.8
Net cash activity	(13.3)	(10.8)	(2.5)
Balance as of March 31, 2014	$1,269.6	$509.4	$760.2
Current portion	$84.6	$84.4
Noncurrent portion	$1,185.0	$425.0

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
The following table provides a rollforward of the estimated environmental liability and related assets for the three months ended March 31, 2014.

	Liability	Asset	Net
Balance as of December 31, 2013	$94.6	$11.7	$82.9
Change in estimates for pre-existing accruals:
Continuing operations	1.2	0.1	1.1
Discontinued operations	0.6	—	0.6
Accruals added during the period for new matters	0.1	—	0.1
Net cash activity	(3.4)	(0.1)	(3.3)
Balance as of March 31, 2014	$93.1	$11.7	$81.4
The following table illustrates the reasonably possible range of estimated liability, and number of active sites for environmental matters, at March 31, 2014.

Low-end estimate	$72.0
High end estimate	$163.9
Number of active environmental investigation and remediation sites	56
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
Other Matters
The Company is involved in coverage litigation with various insurers seeking recovery of costs incurred in connection with certain environmental and product liabilities. In a suit filed in 1991, ITT Corporation, et al. v. Pacific Employers Insurance Company et al, Sup. Ct., Los Angeles County, we are seeking recovery of costs related to property damage losses due to environmental issues. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. The Company continues to seek appropriate resolution with the various defendants in the case.
On February 13, 2003, we commenced an action, Cannon Electric, Inc. v. Affiliated FM Ins. Co., Sup. Ct., Los Angeles County, seeking recovery of costs from the same coverage referenced above but related to asbestos product liability losses. During this coverage litigation, we entered into coverage-in-place settlement agreements with ACE, Wausau and Utica Mutual dated April 2004, September 2004, and February 2007, respectively. These agreements provide specific coverage for the Company’s legacy asbestos liabilities. In the first quarter of 2012, Goulds Pumps resolved its claims against Fireman’s Fund and Continental Casualty. In January 2012, ITT and Goulds Pumps filed a putative class action suit in federal court in Connecticut against Travelers Casualty and Surety Company (ITT Corporation and Goulds Pumps Inc., v. Travelers Casualty and Surety Company (f/k/a Aetna Casualty and Surety Company), (Fed Dist Ct, D. Conn., CA NO.3:12-cv-00038-RN)), alleging that Travelers is unilaterally reinterpreting language contained in older Aetna policies so as to avoid paying on asbestos claims. This action was stayed pending a decision by the Superior Court of Los Angeles County in the Cannon action on interpretation of policy language. On January 29, 2014, the Superior Court issued its opinion upholding the Goulds Pumps’ claims that it is entitled to receive reimbursement from Traveler’s for asbestos claims. The Connecticut Court has now lifted the Stay and allowed the case to proceed. In 2013, the Company finalized a settlement with its insurer PEIC that resolves all outstanding issues between the Company and PEIC related to the primary policies issued by PEIC during the period from 1977 to 1985. PEIC has agreed to make structured payments overtime to a Qualified Settlement Fund (QSF) to be used for asbestos related costs. The Company continues to engage other defendants in settlement negotiations as appropriate.
NOTE 17
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

	Revenue		Operating Income		Operating Margin
Three Months Ended March 31	2014	2013	2014	2013	2014	2013
Industrial Process	$285.5	$256.8	$24.3	$22.5	8.5%	8.8%
Motion Technologies	217.8	193.2	40.2	33.0	18.5%	17.1%
Interconnect Solutions	100.0	90.8	(3.0)	(1.3)	(3.0)%	(1.4)%
Control Technologies	72.9	68.6	15.5	14.4	21.3%	21.0%
Total segment results	676.2	609.4	77.0	68.6	11.4%	11.3%
Asbestos-related costs, net	—	—	(15.8)	(16.0)	—	—
Eliminations / Other corporate costs	(1.7)	(1.2)	(12.9)	(15.4)	—	—
Total Eliminations / Corporate and Other costs	(1.7)	(1.2)	(28.7)	(31.4)	—	—
Total	$674.5	$608.2	$48.3	$37.2	7.2%	6.1%

	Total Assets		Capital Expenditures		Depreciation & Amortization
Three Months Ended March 31	2014	2013(a)	2014	2013	2014	2013
Industrial Process	$1,157.2	$1,132.7	$8.2	$7.0	$7.2	$10.4
Motion Technologies	506.8	466.2	8.2	4.5	7.2	7.3
Interconnect Solutions	373.1	364.6	1.2	2.4	2.8	2.5
Control Technologies	351.6	344.7	0.8	0.7	2.5	2.4
Corporate and Other	1,395.0	1,432.0	0.6	2.1	1.4	1.9
Total	$3,783.7	$3,740.2	$19.0	$16.7	$21.1	$24.5

(a)	Amounts reflect balances as of December 31, 2013.

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
Executive Summary
During the first quarter of 2014, we delivered revenue growth of 10.9% primarily driven by global chemical and oil & gas project growth in industrial pumps, auto brake pad market share gains and aftermarket expansion, and market share gains across our core connector end markets. Revenue for 2014 includes 15% growth in emerging markets as well as favorable timing for certain large, long-term industrial projects. Total ITT orders expanded 2.4% as strength from global auto brake pad and connector growth were partially offset by lower industrial pump mining orders.
Consolidated operating income was $48.3 for the quarter, representing a $11.1 or 29.8% increase from the prior year, due to segment operating income of $77.0, reflecting growth of $8.4 from the prior year. Adjusted segment operating income increased $15.0, or 19.3%, over the prior year and reflects a 90 basis point improvement in adjusted segment operating margin driven by increased volumes across each of our segments, strong net operational productivity and the benefits from initiatives at our Interconnect Solutions segment and Koni division. See the “Key Performance Indicators and Non-GAAP Measures” section included within Management's Discussion and Analysis for a reconciliation of the adjusted non-GAAP measures.
Income from continuing operations attributable to ITT Corporation during the first quarter of 2014 was $33.2 or $0.36 per diluted share, reflecting an increase of $0.16 per diluted share from the prior year. Adjusted income from continuing operations, a non-GAAP measure, was $57.4, or $0.62 per diluted share, for the first quarter of 2014, reflecting an increase of $13.2, or 29.9%, driven by higher segment operating income and a lower effective tax rate.
Our capital deployment during the first quarter of 2014, was organic in nature and focused on rebalancing and expanding our global auto brake pad production capacity, expanding our oil & gas Western Hemisphere Center of Excellence facility in Seneca Falls, advancing our Lean transformation, and growing our aftermarket business. These targeted investments continue to help us build on our already strong foundation and will drive our long-term organic growth.
Also during the quarter we took restructuring actions totaling $15.3, largely at Interconnect Solutions, related to headcount reductions associated with the movement of certain production lines to an existing facility in a lower cost region. This action is a continuation of our on-going turnaround of our Interconnect Solutions business, and will provide long-term benefits for the business.
We continue to make progress in providing a differentiated experience for our customers, which is key to our long-term success. An example of this progression is at Control Technologies, where we have put more emphasis on working directly with customers to provide differentiated solutions. As a result of this strategy, Control Technologies just celebrated it's fourth consecutive quarter of order growth in the general industrial market.
During the first quarter of 2014, our focus on the premier customer experience drove wins on key strategic contracts including:

■	$42 in large, long-term oil & gas and chemical project wins

■	Key auto brake pad platforms in Europe, China, and North America

■	First global Japanese OEM automotive platform win and second North American win

■	$9 in multi-year aerospace agreements

■	Key wins across all major connector geographies and strategic end markets
Further details related to these results are contained in the Discussion of Financial Results section.

DISCUSSION OF FINANCIAL RESULTS
Three Months Ended March 31

For the Three Months Ended March 31	2014	2013	Change
Revenue	$674.5	$608.2	10.9%
Gross profit	214.8	190.5	12.8%
Gross margin	31.8%	31.3%	50	bp
Operating expenses	166.5	153.3	8.6%
Expense to revenue ratio	24.7%	25.2%	(50	)bp
Operating income	48.3	37.2	29.8%
Operating margin	7.2%	6.1%	110	bp
Income tax expense	13.0	15.0	(13.3%)
Effective tax rate	27.5%	43.5%	(1,600	)bp
Net income attributable to ITT Corporation	32.2	20.8	54.8%
REVENUE
Revenue for the three months ended March 31, 2014 increased $66.3 or 10.9%, over the prior year, resulting from strength at each of our segments and reflecting emerging market growth of 15.3% and developed market growth of 9.2%. The first quarter 2014 revenue results include $21.7 related to the favorable timing of certain large, long-term industrial pump projects mainly in North America and Europe. The Industrial Process segment saw revenue gains of $28.7, or 11.2%, primarily from the chemical, oil & gas, and mining markets in North American and Latin America. The Motion Technologies segment experienced growth of $24.6, or 12.7%, driven by strength in both of our product categories, brake pads and shock absorbers, led by an increase in independent aftermarket in Europe and an expanding presence in China. Our Interconnect Solutions segment generated sales growth of $9.2 or 10.1% with increased revenues in the majority of our core served markets. Our Control Technologies segment grew $4.3, or 6.3%, reflecting strength in commercial aerospace and aftermarket spares, as well as energy absorption and natural gas valves.
The following table illustrates revenue generated within a specific country or region for the three months ended March 31, 2014 and 2013, the corresponding percentage change, and the organic growth. See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue growth.

For the Three Months Ended March 31	2014	2013	Change	Organic Growth
United States	$222.2	$210.8	5.4%	5.4%
Germany	93.7	75.3	24.4%	19.8%
France	37.7	36.7	2.7%	(1.0)%
Other developed markets	126.3	116.6	8.3%	8.3%
Total developed markets	479.9	439.4	9.2%	8.1%
South and Central America	56.6	44.8	26.3%	35.2%
Eastern Europe and Russia	31.0	29.8	4.0%	0.5%
Middle East and Africa	31.3	33.3	(6.0)%	(6.2)%
China and Hong Kong	44.7	28.0	59.6%	57.2%
Other emerging markets	31.0	32.9	(5.8)%	(5.4)%
Total emerging markets	194.6	168.8	15.3%	16.5%
Revenue	$674.5	$608.2	10.9%	10.5%

The following table illustrates the year-over-year revenue results from each of our business segments for the three months ended March 31, 2014 and 2013. See below for further discussion of year-over-year revenue activity at the segment level.

For the Three Months Ended March 31	2014	2013	Change	Organic Growth
Industrial Process	$285.5	$256.8	11.2%	12.9%
Motion Technologies	217.8	193.2	12.7%	9.3%
Interconnect Solutions	100.0	90.8	10.1%	9.6%
Control Technologies	72.9	68.6	6.3%	6.4%
Eliminations	(1.7)	(1.2)	41.7%	—
Revenue	$674.5	$608.2	10.9%	10.5%
Industrial Process
Industrial Process revenue for the three months ended March 31, 2014 increased $28.7, or 11.2%, primarily due to growth within the chemical market of 35%, oil & gas market of 17%, and mining market of 25% mainly related to project pump business in North America and Latin America. Additionally, in North America, we experienced growth in valve sales offset by softness in base pumps, parts and service. The growth in these areas during 2014 was partially offset by year-over-year sales weakness in the North American power process pumps. Our first quarter 2014 revenue includes $21.7 related to timing of certain large, long-term industrial pump projects mainly in North America and Europe.
Orders for the three months ended March 31, 2014 declined $16.6, or 5.3%, to $296.9 reflecting a book to bill ratio of 104%. The order decline primarily reflected lower project business activity in the Latin American and Middle East regions due primarily to the timing of order releases. Orders declined slightly in North America primarily attributable to a large mining order in the prior year that was not repeated and a harsh winter season that impacted our base business during January and February. The base business is expected to improve modestly through the remainder of 2014. Healthy order activity in Europe and Asia, led by a few significant project pump wins in Russia and China partially offset the decline in other regions. Backlog as of March 31, 2014 was $691.6 reflecting an increase of $9.9 or 1.5% over December 31, 2013.
Growth in emerging markets, including Russia and Venezuela, is an important component of ITT’s growth strategy. To date, we have not experienced any significant disruptions, although we continue to closely monitor developments given the instability in the current political environments. The continuation or escalation of the current geopolitical instability in these regions could negatively impact our revenue and future growth prospects.
Motion Technologies
Motion Technologies revenue for the three months ended March 31, 2014 increased $24.6, or 12.7%, reflecting approximately 10% growth in Friction Technologies and 20% growth in Koni, partially offset by unfavorable year-over-year Original Equipment (OE) pricing. Growth in Friction came from both the aftermarket and OE channels. Aftermarket benefited from a new production line as well as improved production press efficiency rates coming from specific Lean initiatives to meet increased demand. The year-over-year increase in OE was driven by growth in China which corresponds with our investments and strategic focus to gain market share in the Asia Pacific region. Growth in Koni came from strength in each of the product groups, however railway provided the largest sales growth mainly stemming from Western Europe and North America.
Orders for the three months ended March 31, 2014 increased $28.1, or 14.3%, primarily driven by strength in China from OE as well as from the aftermarket channel in Europe. We also won placement on a number of significant auto and train platforms, including new business in North America. In addition, Koni had a book-to-bill ratio of 107% during the first quarter of 2014 stemming from strength in each of its business groups.
Interconnect Solutions
Interconnect Solutions revenue for the three months ended March 31, 2014 increased by $9.2, or 10.1%, resulting from growth in each core market. Growth in the aerospace and defense market of 10.5% was driven by an increase in build rates from commercial airline manufacturers and sales related to the modernization of defense equipment. Sales to the industrial and transportation market provided an increase of 13.2% primarily due to growth in the Asian rail markets, electric vehicle connectors in Europe and Asia, and in heavy equipment stemming from agriculture and construction applications. We experienced revenue growth of 12.4% in the oil & gas market primarily reflecting increased demand in Canada and the U.S. In addition, we experienced growth of 16.7% in the medical device market. Growth during the quarter was partially offset by a decline in the communications market.

Control Technologies
Control Technologies revenue for the three months ended March 31, 2014 increased by $4.3 or 6.3% as compared to the prior year driven by growth of 7% and 4% in our CT Aerospace and CT Industrial divisions, respectively. The aerospace growth was due to higher commercial OE of approximately 30% due to increased production rates and growth in aftermarket spares of approximately 20%. These gains were partially offset by a $4.4 decline in revenue from defense applications, an aerospace aftermarket program that is nearing its end of life in 2014, and lower year-over-year sales from our Enivate product line. The industrial growth was due to gains in energy absorption products driven by strong demand from our European distribution network and from higher sales of natural gas valves due to the continued conversion of commercial vehicles to a natural gas fuel source.
GROSS PROFIT
Gross profit for the three months ended March 31, 2014 was $214.8 an increase of $24.3 reflecting growth at each of our business segments stemming primarily from increased sales volume which provided a benefit of approximately $22.2. The table below provides gross profit and gross margin by segment for the three months ended March 31, 2014 and 2013.

For the Three Months Ended March 31	2014	2013	Change
Industrial Process	$87.5	$81.8	7.0%
Motion Technologies	62.0	52.6	17.9%
Interconnect Solutions	35.5	28.0	26.8%
Control Technologies	29.5	27.8	6.1%
Corporate and Other	0.3	0.3	—%
Total gross profit	$214.8	$190.5	12.8%
Gross margin:
Industrial Process	30.6%	31.9%	(130	)bp
Motion Technologies	28.5%	27.2%	130	bp
Interconnect Solutions	35.5%	30.8%	470	bp
Control Technologies	40.5%	40.5%	—
Consolidated	31.8%	31.3%	50	bp
OPERATING EXPENSES
Operating expenses for the three months ended March 31, 2014 increased $13.2 compared to the prior year, primarily due to the Interconnect Solutions turnaround restructuring initiative. Operating expenses as a percentage of revenue declined 50 basis points to 24.7%, primarily due to efficiencies from restructuring and Lean initiatives. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

For the Three Months Ended March 31	2014	2013	Change
Sales and marketing expenses	$55.3	$51.8	6.8%
General and administrative expenses	77.7	69.1	12.4%
Research and development expenses	17.7	16.4	7.9%
Asbestos-related costs, net	15.8	16.0	(1.3)%
Total operating expenses	$166.5	$153.3	8.6%
By Segment:
Industrial Process	$63.2	$59.3	6.6%
Motion Technologies	21.8	19.6	11.2%
Interconnect Solutions	38.5	29.3	31.4%
Control Technologies	14.0	13.4	4.5%
Corporate & Other	29.0	31.7	(8.5)%
Sales and marketing expenses for the three months ended March 31, 2014 increased $3.5 primarily due to higher salary, commission, and travel costs associated with increased sales volume.

General and administrative expenses for the three months ended March 31, 2014 increased $8.6 primarily due to an increase in restructuring costs of $9.8, related to the Interconnect Solutions turnaround strategy. We estimate that restructuring actions taken during the quarter will yield approximately $15 in annual net savings (see Note 3, "Restructuring Actions," in our Notes to the Consolidated Condensed Financial Statements for additional information on this restructuring initiative).
R&D costs increased 7.9% year-over-year, as we continued to invest in new product developments in targeted growth markets at each segment.
During the first quarter of 2014, we recognized net asbestos related costs of $15.8, which is consistent with the prior year costs. These costs primarily reflect the recognition of incremental asbestos liabilities and related asbestos assets to maintain our rolling 10-year projection of unasserted claims. See Note 16, “Commitments and Contingencies,” in our Notes to the Consolidated Condensed Financial Statements for further information on our asbestos-related liabilities and assets.
OPERATING INCOME
Operating income for the three months ended March 31, 2014 increased $11.1 reflecting an operating margin growth of 110 basis points. The following table illustrates the 2014 and 2013 operating income results of our segments, including operating margin results.

	Three Months
For the Periods Ended March 31	2014	2013	Change
Industrial Process	$24.3	$22.5	8.0%
Motion Technologies	40.2	33.0	21.8%
Interconnect Solutions	(3.0)	(1.3)	130.8%
Control Technologies	15.5	14.4	7.6%
Segment operating income	77.0	68.6	12.2%
Asbestos-related costs, net	(15.8)	(16.0)	(1.3)%
Other corporate costs	(12.9)	(15.4)	(16.2)%
Total corporate and other costs	(28.7)	(31.4)	(8.6)%
Total operating income	$48.3	$37.2	29.8%
Operating margin:
Industrial Process	8.5%	8.8%	(30	)bp
Motion Technologies	18.5%	17.1%	140	bp
Interconnect Solutions	(3.0)%	(1.4)%	(160	)bp
Control Technologies	21.3%	21.0%	30	bp
Segment operating margin	11.4%	11.3%	10	bp
Consolidated	7.2%	6.1%	110	bp
Industrial Process
Industrial Process operating income for the three months ended March 31, 2014 increased $1.8, or 8.0%, as increased sales volume of $7.9 was partially offset by a $6.3 unfavorable shift in sales mix from our higher margin North American base pump business to the engineered project pump business which is operating in a challenging project pricing environment. In addition, the first quarter of 2014 benefited from net savings from lean and sourcing initiatives as well as lower amortization of backlog intangible assets from the Bornemann acquisition. The favorability of these items was offset by an increase in strategic growth investment costs primarily related to emerging market expansion and Lean initiatives and unfavorable year-over-year fluctuations in customer-related liabilities and corporate allocations. The impact of these items resulted in a 30 basis point decline to operating margin.
Motion Technologies
Motion Technologies operating income for the three months ended March 31, 2014 increased $7.2, or 21.8%, resulting in a 140 basis point improvement in operating margin. Sales volume growth, coupled with favorable product mix from a heavy weighting of aftermarket sales, and continued improvement in our manufacturing press efficiency rate, were the primary drivers of the operating income and margin growth. In addition, Koni had a year-over-year operating margin improvement of 760 basis points during the quarter due to strong volume growth, fixed cost reductions, and manufacturing improvements. The favorability of these items was partially offset by OE pricing negotiations, as well as higher costs related to the capacity expansion and maintenance activities.
Interconnect Solutions
Interconnect Solutions operating income decreased $1.7 for the three months ended March 31, 2014, resulting in operating loss of $3.0 and a 160 basis point decline in operating margin. The decrease in operating income and operating margin was due to $14.4 of restructuring costs during the first quarter of 2014, a $10.0 increase over the prior year. Excluding the costs associated with our restructuring initiative, operating income increased $8.3, reflecting a 800 basis point improvement to operating margin. This improvement was driven by higher sales volumes, a favorable change in sales mix, savings from previous reduction in force restructuring actions, and lower postretirement employee benefit costs due to modifications made to one of the segment's plans during the fourth quarter of 2013.
Control Technologies
Control Technologies operating income for the three months ended March 31, 2014 increased $1.1, reflecting a 30 basis point improvement in operating margin, as benefits from increased volume and pricing initiatives of approximately $2.5 were partially offset by unfavorable sales mix. In addition, net savings from lean and sourcing initiatives of approximately $1.0 were offset by higher year-over-year strategic investment related costs.
Other Corporate Costs
Other corporate costs decreased $2.5 during the three months ended March 31, 2014 primarily due to lower transformation and repositioning costs of $1.6, lower compensation and benefit-related costs of $2.2, and a reduction in environmental expenses of $0.9. These items were partially offset by an increase in corporate HR and other department initiative expenses of $1.8 and an unfavorable year-over-year variance on corporate-owned life insurance values of $1.1.
INCOME TAX EXPENSE
For the three months ended March 31, 2014, the Company recognized an income tax expense of $13.0, representing an effective tax rate of 27.5% compared to an income tax expense of $15.0, and an effective tax rate of 43.5%, for the three months ended March 31, 2013. The tax rate for 2014 is lower than the prior year due to the absence of a valuation allowance that was recorded in 2013 against U.S. deferred tax assets as well as an increase in income during 2014 that is eligible for the tax holiday in Korea.
The Company's tax expense for three months ended March 31, 2014 reflects the impact of changes in the New York State income tax law enacted on March 31, 2014. The Company is eligible for a tax rate of 0% as a qualified New York manufacturer. The application of the newly enacted tax rate to existing net deferred tax assets resulted in an increase in tax expense of $1.9 million.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We have and plan to transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the U.S. consistent with our overall intention to support growth and expand in markets outside the U.S. through the development of products, increase non-U.S. capital spending, and potentially acquire foreign businesses. However, we have determined that certain undistributed foreign earnings generated in Luxembourg, Japan, Hong Kong, and South Korea should not be considered permanently reinvested outside of the U.S. No cash distributions from foreign countries occurred during the first quarter of 2014 or 2013. The timing and amount of future remittances, if any, remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2014, we declared a dividend of $0.11 per share for shareholders of record on March 14, 2014 which was paid on April 1, 2014. The first quarter dividend declared of $0.11 is a 10% increase from the prior year.
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
We access the commercial paper market to supplement the cash flows generated internally to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. As of March 31, 2014, we had an outstanding commercial paper balance of $27.0 and averaged an outstanding balance of $50.2 during the first quarter. There have been no material changes that have impacted our funding and liquidity capabilities since December 31, 2013.
Credit Facilities
On October 25, 2011 we entered into a four-year revolving $500 credit agreement (the 2011 Revolving Credit Agreement). The 2011 Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of funding for the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The interest rate for borrowings under the 2011 Revolving Credit Agreement is generally based on the London Interbank Offered Rate (LIBOR), plus a spread, which reflects our debt rating. The provisions of the 2011 Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined, of at least 3.0 times and a leverage ratio, as defined, of not more than 3.0 times. At March 31, 2014, we had no amounts outstanding under the 2011 Revolving Credit Agreement and our interest coverage ratio and leverage ratio were within the prescribed thresholds.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash derived from discontinued operations, for the three months ended March 31, 2014 and 2013.

For the Three Months Ended March 31	2014	2013
Operating activities	$(13.2)	$(12.3)
Investing activities	26.5	(34.7)
Financing activities	(3.4)	(7.9)
Foreign exchange	(1.7)	(6.1)
Total net cash flow from continuing operations	8.2	(61.0)
Net cash from discontinued operations	(0.4)	(0.4)
Net change in cash and cash equivalents	$7.8	$(61.4)
Net cash of $13.2 was used in operating activities for the three months ended March 31, 2014, representing an increase of $0.9 from the prior year. Cash activity related to net income tax payments and refunds resulted in a net year-over-year decline to cash flow from operations of $9.3 when comparing the three months of 2014 to the similar 2013 period. This unfavorable impact was offset by an increased source of cash from segment operating income after non-cash adjustments of $5.6. Working capital was consistent with the prior year as increases in accounts receivable from increased quarterly revenue was offset by lower inventory balances. Typically, during the first quarter of the year we have a negative accounts receivable cash flow impact due to year end collection efforts. The first quarter 2014 accounts receivable balance was additionally impacted by the timing of revenue on certain large, long-term industrial pump projects.
Net cash from investing activities improved by $61.2 in the three months ended March 31, 2014 primarily due to maturities, net of purchases, of short-term time deposit investments of $48.2 during the first quarter of 2014 as compared to net purchases during 2013 of $18.5, resulting in a $66.7 year-over-year fluctuation. In addition, we used an additional $2.3 on capital expenditures during 2014 primarily associated production capacity investments in Motion Technologies and the construction of an additional production facility in Seneca Falls, New York for our Industrial Process segment. These investments were partially offset by a decline in capital spending at our corporate headquarters and shared service locations which had a higher level of spending in 2013 in connection with information technology upgrades.
Net cash used in financing activities decreased by $4.5 in the three months ended March 31, 2014 as compared to the prior year primarily due to a $43.4 reduction in cash used for common stock repurchases, partially offset by an increase in net short-term debt borrowings of $39.3.
Asbestos
Based on the estimated undiscounted asbestos liability as of March 31, 2014 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover 40% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements will vary from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. In the tenth year of our estimate, our insurance recoveries are currently projected to be 30%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
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
Annual net cash outflows, net of tax benefits, are projected to average $10 to $20 over the next five years, as compared to an average of $14.0 over the past three annual periods, and increase to an average of approximately $35 to $45 over the remainder of the projection period.
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

A reconciliation of the year over year change in revenue, including amounts attributable to organic growth, acquisitions and divestitures, and foreign currency, for the three months ended March 31, 2014, is provided below.

Three Months Ended March 31	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2013 Revenue	$256.8	$193.2	$90.8	$68.6	$(1.2)	$608.2
Organic growth	33.0	18.0	8.7	4.4	(0.5)	63.6	10.5%
Acquisitions/(divestitures), net	0.4	—	—	—	—	0.4	0.1%
Foreign currency translation	(4.7)	6.6	0.5	(0.1)	—	2.3	0.3%
Total change in revenue	28.7	24.6	9.2	4.3	(0.5)	66.3	10.9%
2014 Revenue	$285.5	$217.8	$100.0	$72.9	$(1.7)	$674.5

■
“adjusted segment operating income” is defined as operating income, adjusted to exclude special items that include, but are not limited to, transformation costs, repositioning costs, restructuring and asset impairment charges, acquisition-related expenses, and other unusual or infrequent operating items. Special items represent significant charges or credits that impact current results, but may not be related to the Company's ongoing operations and performance.

A reconciliation of segment operating income to adjusted segment operating income for the three months ended March 31, 2014 and 2013, is provided in the tables below.

Three Months Ended March 31, 2014	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Operating income	$24.3	$40.2	$(3.0)	$15.5	$77.0
Restructuring costs	0.9	—	14.4	—	15.3
Transformation and repositioning costs	0.1	—	0.2	—	0.3
Other	(0.5)	—	0.5	—	—
Adjusted operating income	$24.8	$40.2	$12.1	$15.5	$92.6

Three Months Ended March 31, 2013	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Operating income	$22.5	$33.0	$(1.3)	$14.4	$68.6
Restructuring costs	0.4	0.4	4.4	—	5.2
Transformation and repositioning costs	0.2	—	—	—	0.2
Bornemann acquisition-related expenses	3.6	—	—	—	3.6
Adjusted operating income	$26.7	$33.4	$3.1	$14.4	$77.6

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

Three Months Ended March 31	2014	2013
Income from continuing operations attributable to ITT Corporation	$33.2	$19.1
Net asbestos-related charges, net of tax	10.0	10.4
Restructuring costs, net of tax	9.7	2.5
Tax-related special items(a)	2.6	6.3
Transformation and repositioning costs, net of tax	1.9	3.0
Other special items, net of tax	—	2.9
Adjusted income from continuing operations	$57.4	$44.2
Income from continuing operations attributable to ITT Corporation per diluted share	$0.36	$0.20
Adjusted income from continuing operations per diluted share	$0.62	$0.47
The special items presented net of tax above include an aggregate net tax benefit of $12.6 and $11.4, respectively, in the 2014 and 2013 periods as presented.

(a)
Other tax-related special items for the three months ended March 31, 2014 primarily relate to the impacts from a change in NY state income tax law and on deemed distribution of foreign earnings. Other tax-related special items for the three months ended March 31, 2013 primarily relate to the recognition of a valuation allowance on deferred tax assets. See Note 4, “Income Taxes” to our Consolidated Condensed Financial Statements for further information.

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

Three Months Ended March 31	2014	2013
Net cash provided by operating activities	$(13.2)	$(12.3)
Capital expenditures(b)	(19.0)	(15.4)
Transformation and repositioning cash payments	4.6	6.7
Net asbestos cash flows	2.5	3.4
Adjusted free cash flow	$(25.1)	$(17.6)

(b)
Capital expenditures represent capital expenditures as reported in the Consolidated Condensed Statement of Cash Flows, less capital expenditures associated with transformation and repositioning activities. Capital expenditures associated with transformation and repositioning activities were $0 and $1.3 during the three months ended March 31, 2014 and 2013, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements.

CRITICAL ACCOUNTING ESTIMATES
The preparation of ITT's financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the Consolidated Condensed Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis in the 2013 Annual Report describes the critical accounting estimates that are used in preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes concerning ITT's critical accounting estimates as described in our 2013 Annual Report. However, due to an increase in the number and size of complex long-term industrial pump design and build contracts, an update to the critical accounting estimate disclosure related to revenue recognition is provided below:
We recognize revenue for certain long-term design and build projects using the percentage-of-completion method, based upon the percentage of costs incurred to total projected costs. Revenue and profit recognized under the percentage-of-completion method are based on management’s estimates such as total contract revenues, contract costs and the extent of progress toward completion.Due to the long-term nature of the contracts, these estimates are subject to uncertainties and require significant judgment. Estimates of contract costs include labor hours and rates, and material costs. These estimates consider historical performance, the complexity of the work to be performed, the estimated time to complete the project, and other economic factors such as inflation and market rates. We update our estimates on a periodic basis and any revisions to such estimates are recorded in earnings in the period in which they are determined. Provisions for estimated losses, if any, on uncompleted long-term contracts, are made in the period in which such losses are determined.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2013 Annual Report. However, we provide the following update to our 10-K disclosure related to the highly inflationary economy of Venezuela:
During the first quarter of 2014, the Venezuelan government began publishing average exchange rates resulting from two different currency auctions authorized by the government. Therefore, as of March 31, 2014, an entity may be able to convert Venezuelan bolivar fuertes (BsF) to U.S. dollars (USD) at one of three legal exchange rates; the Official Rate of 6.3 BsF to 1 USD, the initial auction rate of 10.7 BsF to 1 USD, and a second auction rate that is intended to more closely resemble a market-driven exchange rate of 50.86 BsF to 1 USD.
Our business in Venezuela is in the oil & gas market and is considered by the Venezuelan government as “essential goods and services” that allows us to exchange currency at the Official Rate. We received approval to transact at the Official Rate in September 2013 and anticipate that we will continue to be authorized to exchange at the Official Rate for the foreseeable future and as such we have measured the financial statements of our Venezuelan subsidiary at the Official Rate as of March 31, 2014. In the future, the Official Rate may change or we may no longer be able to exchange currency at the Official Rate. We estimate that a 100% devaluation in the BsF to USD exchange rate from the March 31, 2014 Official Rate would result in a remeasurement charge of approximately $2.7.

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
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues and commercial or contractual disputes and acquisitions or divestitures. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 16, "Commitments and Contingencies" to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated by reference herein. Such descriptions include the following recent developments:
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
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to a number of factors. As of March 31, 2014, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,269.6, including expected legal fees, and an associated asset of $509.4 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $760.2.

ITEM 1A.	RISK FACTORS
Reference is made to to the risk factors set forth in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(IN MILLIONS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
1/1/2014 - 1/31/2014	—	—	—	$370.7
2/1/2014 - 2/28/2014	—	—	—	$370.7
3/1/2014 - 3/31/2014	0.1	$43.12	—	$370.7

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, a three-year $1 billion share repurchase program (2006 Share Repurchase Program) was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. As of March 31, 2014, we had repurchased 15.3 shares for $629.3, including commissions, under the 2006 Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Bornemann in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control (OFAC). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of Euros 1.3 million (the Bond). Bornemann requested that the Bond be cancelled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond has remained outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the performance bond in 2013, however, Bornemann did pay fees in 2013 of approximately Euros 43 thousand to the German financial institution which is maintaining the performance bond.
In connection with certain activities that could not be finalized on or before March 8, 2013, ITT has applied for a Special License with OFAC in order to engage in settlement discussions with an agent associated with Bornemann’s Iranian activities. This application is still pending with OFAC. If OFAC grants the Special License and a settlement can be reached, ITT intends to apply for a Special License to implement the settlement with the agent.

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
Steven C. Giuliano
Vice President and Chief Accounting Officer
(Principal accounting officer)
May 1, 2014

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.01)*	ITT Corporation Form of 2014 Performance Unit Award Agreement (Executive Officer)	Filed herewith.

(10.02)*	ITT Corporation Form of 2014 Non-Qualified Stock Option Award Agreement (Executive Officer)	Filed herewith.

(10.03)*	ITT Corporation Form of 2014 Restricted Stock Unit Agreement (Stock Settled)	Filed herewith.

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(101)
The following materials from ITT Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Income Statements, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders' Equity, and (vi) Notes to Consolidated Condensed Financial Statements
Submitted electronically with this report.

* Management compensatory plan