Form 10-Q
period 2014-06-30
ITT Corp
filed 2014-07-31
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of July 23, 2014, there were outstanding 91.6 million shares of common stock ($1 par value per share) of the registrant.

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
Where in any forward-looking statement we express an expectation or belief as to future results or events, such expectation or belief is based on current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2013 (particularly under the caption “Risk Factors”), our Quarterly Reports on Form 10-Q (including Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q) and other documents we file from time to time with the SEC.
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
Information contained on ITT's Internet site, or that can be accessed through its Internet site, does not constitute a part of this Report. ITT has included its Internet site address only as an inactive textual reference and does not intend it to be an active link to its Internet site. Our corporate headquarters are located at 1133 Westchester Avenue, White Plains, NY 10604 and the telephone number of this location is (914) 641-2000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED INCOME STATEMENTS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months		Six Months
For the Periods Ended June 30	2014	2013	2014	2013
Revenue	$663.0	$609.2	$1,337.5	$1,217.4
Costs of revenue	448.2	411.4	907.9	829.1
Gross profit	214.8	197.8	429.6	388.3
General and administrative expenses	69.5	66.6	147.2	135.7
Sales and marketing expenses	56.3	57.5	111.6	109.3
Research and development expenses	18.6	16.4	36.3	32.8
Asbestos-related costs, net	15.9	15.9	31.7	31.9
Operating income	54.5	41.4	102.8	78.6
Interest and non-operating expenses, net	0.5	2.2	1.6	4.9
Income from continuing operations before income tax expense	54.0	39.2	101.2	73.7
Income tax expense	12.4	14.4	25.4	29.4
Income from continuing operations	41.6	24.8	75.8	44.3
(Loss) income from discontinued operations, including tax benefit (expense) of $2.5, $0.3, $3.0 and $(0.2), respectively	(2.9)	1.1	(3.9)	2.8
Net income	38.7	25.9	71.9	47.1
Less: Income attributable to noncontrolling interests	0.4	0.1	1.4	0.5
Net income attributable to ITT Corporation	$38.3	$25.8	$70.5	$46.6
Amounts attributable to ITT Corporation:
Income from continuing operations, net of tax	$41.2	$24.7	$74.4	$43.8
(Loss) income from discontinued operations, net of tax	(2.9)	1.1	(3.9)	2.8
Net income	$38.3	$25.8	$70.5	$46.6
Earnings (loss) per share attributable to ITT Corporation:
Basic:
Continuing operations	$0.45	$0.27	$0.81	$0.48
Discontinued operations	(0.03)	0.02	(0.04)	0.03
Net income	$0.42	$0.29	$0.77	$0.51
Diluted:
Continuing operations	$0.44	$0.27	$0.80	$0.47
Discontinued operations	(0.03)	0.01	(0.04)	0.03
Net income	$0.41	$0.28	$0.76	$0.50
Weighted average common shares – basic	91.7	90.4	91.5	91.2
Weighted average common shares – diluted	93.0	91.6	92.8	92.4
Cash dividends declared per common share	$0.11	$0.10	$0.22	$0.20
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months		Six Months
For the Periods Ended June 30	2014	2013	2014	2013
Net income	$38.7	$25.9	$71.9	$47.1
Other comprehensive income:
Net foreign currency translation adjustment	1.6	0.8	(0.9)	(25.2)
Net change in postretirement benefit plans, net of tax benefits of $0.2, $0, $0.6, and $0, respectively	0.7	3.1	1.3	5.9
Other comprehensive income (loss)	2.3	3.9	0.4	(19.3)
Comprehensive income	41.0	29.8	72.3	27.8
Less: Comprehensive income attributable to noncontrolling interests	0.4	0.1	1.4	0.5
Comprehensive income attributable to ITT Corporation	$40.6	$29.7	$70.9	$27.3
Disclosure of reclassification and other adjustments to postretirement benefit plans
Reclassification adjustments:
Amortization of prior service costs, net of tax expense of $(0.5), $0, $(1.0), and $0, respectively (see Note 13)	$(0.8)	$0.1	$(1.7)	$0.2
Amortization of net actuarial loss, net of tax benefits of $0.7, $0, $1.6, and $0, respectively (see Note 13)	1.5	3.0	3.0	6.7
Other adjustments:
Unrealized change in net actuarial loss, net of tax expense of $0	—	—	—	(1.0)
Net change in postretirement benefit plans, net of tax	$0.7	$3.1	$1.3	$5.9
The Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$527.7	$507.3
Receivables, net	575.3	496.7
Inventories, net	309.0	315.9
Other current assets	345.6	345.6
Total current assets	1,757.6	1,665.5
Plant, property and equipment, net	443.0	426.2
Goodwill	659.6	659.8
Other intangible assets, net	101.0	106.9
Asbestos-related assets	404.6	433.3
Deferred income taxes	299.7	303.6
Other non-current assets	147.0	144.9
Total non-current assets	2,054.9	2,074.7
Total assets	$3,812.5	$3,740.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$343.9	$332.7
Accrued liabilities	496.0	499.9
Total current liabilities	839.9	832.6
Asbestos-related liabilities	1,178.9	1,179.6
Postretirement benefits	240.8	243.3
Other non-current liabilities	285.8	277.8
Total non-current liabilities	1,705.5	1,700.7
Total liabilities	2,545.4	2,533.3
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share (104.2 and 104.0 shares issued, respectively)
Outstanding – 91.6 shares and 91.0 shares, respectively	91.6	91.0
Retained earnings	1,381.0	1,320.3
Total accumulated other comprehensive loss	(209.9)	(210.3)
Total ITT Corporation shareholders' equity	1,262.7	1,201.0
Noncontrolling interests	4.4	5.9
Total shareholders’ equity	1,267.1	1,206.9
Total liabilities and shareholders’ equity	$3,812.5	$3,740.2
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Six Months Ended June 30	2014	2013
Operating Activities
Net income	$71.9	$47.1
Less: (Loss) income from discontinued operations	(3.9)	2.8
Less: Income attributable to noncontrolling interests	1.4	0.5
Income from continuing operations attributable to ITT Corporation	74.4	43.8
Adjustments to income from continuing operations:
Depreciation and amortization	42.2	44.6
Stock-based compensation	6.8	6.2
Asbestos-related costs, net	31.7	31.9
Asbestos-related payments, net	(6.9)	(11.7)
Changes in assets and liabilities:
Change in receivables	(79.3)	(64.2)
Change in inventories	5.8	(18.2)
Change in accounts payable	(0.4)	15.4
Change in accrued expenses	(3.5)	(5.0)
Change in accrued and deferred income taxes	0.2	17.3
Other, net	13.3	8.7
Net Cash – Operating activities	84.3	68.8
Investing Activities
Capital expenditures	(45.7)	(36.8)
Purchases of investments	(120.6)	(47.8)
Maturities of investments	135.8	49.9
Other, net	(2.1)	1.1
Net Cash – Investing activities	(32.6)	(33.6)
Financing Activities
Short-term debt, net	(15.5)	27.3
Long-term debt, repaid	(0.7)	(5.5)
Repurchase of common stock	(14.9)	(87.9)
Issuance of common stock	11.4	21.9
Dividends paid	(10.3)	(9.3)
Excess tax benefit from equity compensation activity	6.4	3.7
Other, net	(1.6)	(1.3)
Net Cash – Financing activities	(25.2)	(51.1)
Exchange rate effects on cash and cash equivalents	(1.6)	(7.2)
Net Cash – Operating activities of discontinued operations	(4.5)	(3.7)
Net change in cash and cash equivalents	20.4	(26.8)
Cash and cash equivalents – beginning of year	507.3	544.5
Cash and cash equivalents – end of period	$527.7	$517.7
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest paid, net of interest received	$0.1	$0.4
Income taxes, net of refunds received	$16.8	$5.0
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN MILLIONS)

	Three Months		Six Months
For the Periods Ended June 30	2014	2013	2014	2013
Common Stock
Common stock, beginning balance	$91.7	$91.2	$91.0	$91.9
Activity from stock incentive plans	0.1	0.5	0.9	1.6
Share repurchases	(0.2)	(1.4)	(0.3)	(3.2)
Common stock, ending balance	91.6	90.3	91.6	90.3
Retained Earnings
Retained earnings, beginning balance	1,356.1	882.2	1,320.3	898.8
Net income attributable to ITT Corporation	38.3	25.8	70.5	46.6
Dividends declared	(10.2)	(9.1)	(20.3)	(18.4)
Activity from stock incentive plans	6.9	12.0	23.7	30.3
Share repurchases	(9.9)	(38.3)	(14.6)	(84.7)
Purchase of noncontrolling interest	(0.2)	—	1.4	—
Retained earnings, ending balance	1,381.0	872.6	1,381.0	872.6
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance	(128.6)	(192.7)	(129.2)	(195.5)
Net change in postretirement benefit plans	0.7	3.1	1.3	5.9
Postretirement benefit plans, ending balance	(127.9)	(189.6)	(127.9)	(189.6)
Cumulative translation adjustment, beginning balance	(83.3)	(117.7)	(80.8)	(91.7)
Net cumulative translation adjustment	1.6	0.8	(0.9)	(25.2)
Cumulative translation adjustment, ending balance	(81.7)	(116.9)	(81.7)	(116.9)
Unrealized loss on investment securities, beginning balance	(0.3)	(0.3)	(0.3)	(0.3)
Unrealized loss on investment securities, ending balance	(0.3)	(0.3)	(0.3)	(0.3)
Total accumulated other comprehensive loss	(209.9)	(306.8)	(209.9)	(306.8)
Noncontrolling interests
Noncontrolling interests, beginning balance	4.0	4.3	5.9	—
Reclassification of noncontrolling interest	—	—	—	3.9
Income attributable to noncontrolling interest	0.4	0.1	1.4	0.5
Purchase of noncontrolling interest	—	—	(2.9)	—
Noncontrolling interests, ending balance	4.4	4.4	4.4	4.4
Total Shareholders' Equity
Total shareholders' equity, beginning balance	1,239.6	667.0	1,206.9	703.2
Net change in common stock	(0.1)	(0.9)	0.6	(1.6)
Net change in retained earnings	24.9	(9.6)	60.7	(26.2)
Net change in accumulated other comprehensive loss	2.3	3.9	0.4	(19.3)
Net change in noncontrolling interests	0.4	0.1	(1.5)	4.4
Total shareholders' equity, ending balance	$1,267.1	$660.5	$1,267.1	$660.5
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of changes in shareholders' equity.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
ITT Corporation is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation, and industrial markets. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT operates through four segments: Industrial Process, consisting of engineered fluid process equipment; Motion Technologies, consisting of brake pads, shock absorbers, and damping technologies; Interconnect Solutions, consisting of highly specialized connector products; and Control Technologies, consisting of vibration and shock isolation, motion control, and fluid handling products. Financial information for our segments is presented in Note 17, “Segment Information.”
Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in ITT's Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Annual Report) in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2013 Annual Report.
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
Revenue Recognition
We recognize revenue for certain long-term design and build projects using the percentage-of-completion method, based upon the percentage of costs incurred to total projected costs. Revenue and profit recognized under the percentage-of-completion method are based on management’s estimates. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue, until the revenue recognition criteria are satisfied. Revenue that is earned and recognized in excess of amounts invoiced is recorded as a component of receivables, net. During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Provisions for estimated losses on uncompleted long-term sales contracts are made in the period in which such losses are determined and are recorded as a component of costs of revenue. We continue to apply the completed-contract method of accounting for smaller design and build contracts, including those of short-term duration. Our results of operations and financial position would not vary materially had we used the percentage-of-completion method for these types of contracts.
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
Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. Adoption of the amendments is required in the first quarter of fiscal 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. ITT is currently evaluating the impact of these amendments and the transition alternatives on ITT's financial statements.
In April 2014, the FASB issued guidance that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and other disposals that do not meet the definition of a discontinued operation. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The new guidance will become effective on January 1, 2015, with early adoption permitted. While we do not expect a material impact on ITT’s financial statements upon adoption, the effects on future periods will depend upon the nature and significance of future disposals.

NOTE 3
RESTRUCTURING ACTIONS
The table below summarizes the restructuring costs presented within general and administrative expenses in our Consolidated Condensed Income Statements for the three and six months ended June 30, 2014 and 2013.

	Three Months		Six Months
For the Periods Ended June 30	2014	2013	2014	2013
Severance costs	$1.3	$3.3	$16.6	$8.7
Asset write-offs	1.3	—	1.3	—
Other restructuring costs	1.2	0.1	1.2	0.2
Total restructuring costs	$3.8	$3.4	$19.1	$8.9
By segment:
Industrial Process	$2.0	$0.2	$2.9	$0.6
Motion Technologies	0.2	2.1	0.2	2.5
Interconnect Solutions	1.6	1.0	16.0	5.4
Control Technologies	—	—	—	—
Corporate and Other	—	0.1	—	0.4
The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Condensed Balance Sheet within accrued liabilities, for the six months ended June 30, 2014 and 2013.

For the Six Months Ended June 30	2014	2013
Restructuring accruals - 1/1	$14.7	$7.8
Restructuring costs	19.1	8.9
Cash payments	(9.2)	(10.0)
Asset write-offs	(1.3)	—
Foreign exchange translation and other	—	—
Restructuring accrual - 6/30	$23.3	$6.7
By accrual type:
Severance accrual	$21.0	$6.6
Facility carrying and other costs accrual	2.3	0.1
Interconnect Solutions Turnaround Activities
In 2013, we initiated a comprehensive restructuring plan to improve the overall cost structure of our Interconnect Solutions (ICS) segment. The costs incurred during the six months ended June 30, 2014 of $16.0, primarily relate to employee severance for approximately 250 planned headcount reductions, associated with an action to move certain production lines from one location to another existing lower cost manufacturing site. The costs incurred during the six months ended June 30, 2013 of $5.4 primarily related to employee severance for 72 headcount reductions across our global operating locations. To date, we have incurred $34.1 under the ICS turnaround plan spanning the past 18 months, and related to these previously announced actions, we expect to incur further restructuring costs of approximately $2.0 over the next nine months. The following table provides a rollforward of the restructuring accrual associated with the ICS turnaround activities.

For the Six Months Ended June 30	2014
Restructuring accruals - 1/1	$8.0
Restructuring costs	16.0
Cash payments	(6.1)
Asset write-offs	(1.3)
Restructuring accruals - 6/30	$16.6

NOTE 4
INCOME TAXES
For the three months ended June 30, 2014, the Company recognized income tax expense of $12.4 representing an effective tax rate of 23.0% compared to income tax expense of $14.4, and an effective tax rate of 36.7%, for the three months ended June 30, 2013. For the six months ended June 30, 2014, the Company recognized income tax expense of $25.4 representing an effective tax rate of 25.1% compared to income tax expense of $29.4, and an effective tax rate of 39.9%, for the six months ended June 30, 2013. The tax rate for 2014 is lower than the prior year due to the absence of a valuation allowance that was recorded in 2013 against U.S. deferred tax assets and an increase in income during 2014 that is eligible for the tax holiday in Korea.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Germany, Italy, Korea, the United Kingdom and the U.S. The calculation of our tax liability for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit. The settlement of an examination could result in changes in amounts attributable to us through the Tax Matters Agreement entered into with Exelis, Inc. and Xylem, Inc. Over the next twelve months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $85.0 million due to changes in audit status, expiration of statutes of limitations and other events.
NOTE 5
EARNINGS PER SHARE
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT Corporation for the three and six months ended June 30, 2014 and 2013.

	Three Months		Six Months
For the Periods Ended June 30	2014	2013	2014	2013
Weighted average common shares outstanding	91.7	90.4	91.5	91.1
Add: Weighted average restricted stock awards outstanding(a)	—	—	—	0.1
Basic weighted average common shares outstanding	91.7	90.4	91.5	91.2
Add: Dilutive impact of outstanding equity awards	1.3	1.2	1.3	1.2
Diluted weighted average common shares outstanding	93.0	91.6	92.8	92.4

(a)
Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2014 and 2013 because they were anti-dilutive.

	Three Months		Six Months
For the Periods Ended June 30	2014	2013	2014	2013
Anti-dilutive stock options	0.2	0.4	0.2	0.2
Average exercise price	$43.51	$26.79	$43.51	$26.79
Year of expiration	2024	2023	2024	2023
In addition, 0.2 of outstanding employee return on invested capital (ROIC) awards were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2014, as the three-year performance metric related to the ROIC awards has not yet been achieved.

NOTE 6
RECEIVABLES, NET

	June 30, 2014	December 31, 2013
Trade accounts receivable	$547.1	$463.9
Notes receivable	5.3	6.3
Other	32.5	39.1
Receivables, gross	584.9	509.3
Less: Allowance for doubtful accounts	9.6	12.6
Receivables, net	$575.3	$496.7
NOTE 7
INVENTORIES, NET

	June 30, 2014	December 31, 2013
Finished goods	$58.6	$49.9
Work in process	64.9	94.8
Raw materials	173.4	166.7
Inventoried costs related to long-term contracts	73.7	85.4
Total inventory before progress payments	370.6	396.8
Less: Progress payments	(61.6)	(80.9)
Inventories, net	$309.0	$315.9
NOTE 8
OTHER CURRENT AND NON-CURRENT ASSETS

	June 30, 2014	December 31, 2013
Short-term investments	$96.8	$112.9
Asbestos-related current assets	84.5	84.5
Current deferred income taxes	58.9	59.5
Prepaid income taxes	46.9	23.6
Other	58.5	65.1
Other current assets	$345.6	$345.6
Other employee benefit-related assets	$96.9	$95.5
Capitalized software costs	14.9	14.6
Environmental-related assets	11.6	11.7
Equity method investments	4.7	4.7
Other	18.9	18.4
Other non-current assets	$147.0	$144.9

NOTE 9
PLANT, PROPERTY AND EQUIPMENT, NET

	June 30, 2014	December 31, 2013
Land and improvements	$27.6	$26.8
Machinery and equipment	861.0	834.5
Buildings and improvements	215.6	211.6
Furniture, fixtures and office equipment	75.8	74.6
Construction work in progress	69.9	59.8
Other	8.7	8.5
Plant, property and equipment, gross	1,258.6	1,215.8
Less: Accumulated depreciation	(815.6)	(789.6)
Plant, property and equipment, net	$443.0	$426.2
Depreciation expense of $16.7 and $33.7 was recognized in the three and six months ended June 30, 2014, respectively, and $14.9 and $30.5 was recognized in the three and six months ended June 30, 2013, respectively.
NOTE 10
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the six months ended June 30, 2014 by segment.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total
Goodwill - December 31, 2013	$351.0	$49.8	$73.9	$185.1	$659.8
Goodwill acquired	1.2	—	—	—	1.2
Foreign currency	(0.9)	(0.5)	—	—	(1.4)
Goodwill - June 30, 2014	$351.3	$49.3	$73.9	$185.1	$659.6
Other Intangible Assets, Net

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$85.8	$(35.7)	$50.1	$84.9	$(31.9)	$53.0
Proprietary technology	30.1	(9.0)	21.1	30.3	(7.6)	22.7
Patents and other	16.3	(14.2)	2.1	16.4	(13.0)	3.4
Finite-lived intangible total	132.2	(58.9)	73.3	131.6	(52.5)	79.1
Indefinite-lived intangibles	27.7	—	27.7	27.8	—	27.8
Other Intangible Assets	$159.9	$(58.9)	$101.0	$159.4	$(52.5)	$106.9
Amortization expense related to finite-lived intangible assets was $3.3 and $6.3 for the three and six months ended June 30, 2014, respectively, and $3.9 and $11.5 for the three and six months ended June 30, 2013, respectively.

NOTE 11
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	June 30, 2014	December 31, 2013
Compensation and other employee-related benefits	$160.8	$178.5
Asbestos-related liabilities	84.5	85.1
Customer-related liabilities	68.3	55.6
Accrued income taxes and other tax-related liabilities	49.5	29.8
Environmental liabilities and other legal matters	30.4	38.5
Accrued warranty costs	27.6	28.6
Short-term loans and current maturities of long-term debt	24.2	39.8
Other accrued liabilities	50.7	44.0
Accrued liabilities	$496.0	$499.9
Deferred income taxes and other tax-related accruals	$116.3	$116.2
Environmental liabilities	81.3	85.1
Compensation and other employee-related benefits	41.7	43.8
Other	46.5	32.7
Other non-current liabilities	$285.8	$277.8
NOTE 12
DEBT

	June 30, 2014	December 31, 2013
Commercial Paper	$22.5	$38.0
Current maturities of long-term debt	1.3	1.3
Current capital leases	0.4	0.5
Short-term loans and current maturities of long-term debt	24.2	39.8
Non-current maturities of long-term debt	7.1	7.6
Non-current capital leases	1.4	1.5
Long-term debt and capital leases	8.5	9.1
Total debt and capital leases	$32.7	$48.9
Our outstanding commercial paper as of June 30, 2014 had a weighted average interest rate of 0.44% and maturity terms less than one month from the date of issuance.

NOTE 13
POSTRETIREMENT BENEFIT PLANS
The following tables provide the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three and six months ended June 30, 2014 and 2013.

	2014			2013
Three Months Ended June 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$1.3	$0.4	$1.7	$1.6	$0.8	$2.4
Interest cost	3.9	1.9	5.8	3.4	2.0	5.4
Expected return on plan assets	(5.2)	(0.1)	(5.3)	(4.9)	(0.2)	(5.1)
Amortization of prior service cost (benefit)	0.2	(1.5)	(1.3)	0.2	(0.1)	0.1
Amortization of net actuarial loss	1.5	0.8	2.3	2.1	0.9	3.0
Net periodic benefit cost	$1.7	$1.5	$3.2	$2.4	$3.4	$5.8

	2014			2013
Six Months Ended June 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$2.5	$0.9	$3.4	$3.4	$1.5	$4.9
Interest cost	7.8	3.9	11.7	7.0	4.1	11.1
Expected return on plan assets	(10.4)	(0.3)	(10.7)	(9.8)	(0.3)	(10.1)
Amortization of prior service cost (benefit)	0.4	(3.0)	(2.6)	0.4	(0.2)	0.2
Amortization of net actuarial loss	3.1	1.5	4.6	4.5	2.2	6.7
Net periodic benefit cost	$3.4	$3.0	$6.4	$5.5	$7.3	$12.8
During the fourth quarter of 2013, management approved changes to certain of our defined benefit pension and postretirement plans, including the merging of plans and the elimination of future benefit accruals for plan participants as of December 31, 2013.
During the three months ended June 30, 2014 and 2013, we made contributions to our global postretirement plans of $2.7 and $3.2, respectively. During the six months ended June 30, 2014 and 2013, we made contributions to our global postretirement plans of $4.8 and $5.8, respectively. We do not expect to make material contributions to our global pension plans during the remainder of 2014.
During the three months ended June 30, 2014 and 2013, we amortized $0.7 and $3.1, net of tax, respectively, from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss. Similarly, during the six months ended June 30, 2014 and 2013, we amortized $1.3 and $6.9, net of tax, into earnings, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.

NOTE 14
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) is comprised of three components: non-qualified stock options (NQOs), restricted stock units (RSUs), and performance units (PSUs). The majority of RSUs settle in shares; however RSUs granted to international employees settle in cash. The PSU awards are accounted for as two distinct awards based on both a relative total shareholder return (TSR) performance metric component and a return on invested capital (ROIC) performance metric component. Each component is equally weighted and settled in shares dependent upon the performance achieved following a three-year performance period. TSR awards granted prior to 2013 settle in cash. Awards that settle in cash are accounted for as liability-based awards.
LTIP costs are primarily recorded within general and administrative expenses, and are reduced by an estimated forfeiture rate. The following table provides the components of these costs for the three and six months ended June 30, 2014 and 2013.

	Three Months		Six Months
For the Periods Ended June 30	2014	2013	2014	2013
Equity-based awards	$3.4	$3.2	$6.8	$6.2
Liability-based awards	1.9	—	1.9	0.9
Total share-based compensation expense	$5.3	$3.2	$8.7	$7.1
At June 30, 2014, there was $27.2 of estimated unrecognized compensation cost related to unvested equity-based awards that is expected to be recognized ratably over a weighted-average period of 2.2 years. Total estimated unrecognized compensation cost projected to be incurred for unvested liability-based awards as of June 30, 2014 was $4.3; this is expected to be recognized ratably over a weighted-average period of 1.7 years.
Year-to-Date 2014 LTIP Activity
The majority of our LTIP activity occurs during the first quarter of each year. The majority of LTIP grants occurred on March 4, 2014. During the six months ended June 30, 2014, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Grant Date Fair Value
NQOs	0.2	$11.93
RSUs	0.3	$43.52
TSR	0.1	$48.78
ROIC	0.1	$42.20
The NQOs vest either on the completion of a three-year service period or annually in three equal installments, as determined by employee level, and have a ten-year expiration period. RSUs, TSR awards, and ROIC awards vest on the completion of a three-year service period.
During the six months ended June 30, 2014 and 2013, 0.6 and 1.3 stock options were exercised resulting in proceeds of $11.4 and $21.9, respectively, and restrictions on 0.3 and 0.3 shares of restricted stock units vested and were issued, respectively.
The fair value of each NQO grant was estimated on the date of grant using a binomial lattice pricing model that incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following table details the weighted average assumptions used to measure fair value and the resulting grant date fair value of NQOs granted during the first six months of 2014.

Dividend yield	1.0%
Expected volatility	29.6%
Expected life	5.8 years
Risk-free rates	1.8%
Grant date fair value	$11.93

Expected volatility for NQOs granted during 2014 were determined using a combination of ITT's implied volatility and the average historical volatility over a ten year period for a peer group of companies that closely align to ITT. Historical data is used to estimate option exercise and employee termination behavior within the valuation model. Option characteristics, such as vesting terms, are considered separately for valuation purposes. The expected life represents an estimate of the period of time options are expected to remain outstanding. The expected life provided above represents the weighted average of options granted with differing vesting terms. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of option grant.
The grant date fair value of RSUs corresponds to the closing price of ITT common stock on the date of grant.
The grant date fair value of the ROIC awards was based on the closing price of ITT common stock on the date of grant less the present value of expected dividend payments during the vesting period. A dividend yield of 1.0% was assumed based on ITT's annualized dividend payment of $0.44 per share and the March 4, 2014 closing stock price of $43.52. The fair value of the ROIC award is fixed on the grant date; however, a probability assessment is performed each reporting period to estimate the likelihood of achieving the ROIC targets and the amount of compensation to be recognized. The ROIC award payout is subject to a payout factor which includes a maximum and minimum payout.
The grant date fair value of TSR awards granted in 2013 and 2014 were measured using a Monte Carlo simulation, measuring potential total shareholder return for ITT relative to the other companies in the S&P 400 Capital Goods Index (the TSR Performance Group). The expected volatility of ITT's stock price was based on the historical volatility of a peer group while expected volatility for the other companies in the TSR Performance Group was based on their own stock price history. All volatility and correlation measures were based on three years of daily historical price data through March 4, 2014, corresponding to the three-year performance period of the award. The TSR award payout is subject to a multiplier which includes a maximum and minimum payout. As the grant date occurred after the beginning of the performance period, actual TSR performance between the beginning of the performance period (December 2013 average closing stock price) and the grant date was reflected in the valuation. A dividend yield of 1.0% was assumed based on ITT's annualized dividend payment of $0.44 per share and the March 4, 2014 closing stock price of $43.52.
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
NOTE 15
CAPITAL STOCK
On October 27, 2006, a three-year $1 billion share repurchase program was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. We repurchased 0.2 shares of common stock for $10.0 during the three and six months ended June 30, 2014. We repurchased 1.4 and 3.1 shares of common stock for $39.6 and $85.2 during the three and six months ended June 30, 2013, respectively. To date, under the 2006 Share Repurchase Program, the Company has repurchased 15.5 shares for $639.3.
Separate from the 2006 Share Repurchase Program, the Company repurchased 0.1 shares and 0.1 shares for an aggregate price of $4.9 and $2.7, during the six months ended June 30, 2014 and 2013, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units.
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
As of June 30, 2014, there were approximately 51 thousand pending active claims against ITT, including Goulds Pumps, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

For the Six Months Ended June 30 (in thousands)	2014	2013
Pending claims – Beginning	79	96
New claims	2	2
Settlements	(2)	(2)
Dismissals(a)	(10)	(19)
Pending claims – Ending	69	77
Pending inactive claims(a)	18	18
Pending active claims	51	59

(a)
The 2013 dismissals reported in the table above include the dismissal of approximately 11 thousand claims that were considered pending inactive claims. No pending inactive claims were dismissed during the six months ended June 30, 2014. Inactive claims represent pending claims in Mississippi filed in 2004 or prior, which have been excluded from our asbestos measurement because the plaintiffs cannot demonstrate a significant compensable loss. As such, management believes these claims have little-to-no value.

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
Asbestos litigation is a unique form of litigation. Frequently, the plaintiff sues a large number of defendants and does not state a specific claim amount. After filing of the complaint, the plaintiff engages defendants in settlement negotiations to establish a settlement value based on certain criteria, including the number of defendants in the case. Rarely do the plaintiffs seek to collect all damages from one defendant. Rather, they seek to spread the liability, and thus the payments, among many defendants. As a result of this and other factors, the Company is unable to estimate the maximum potential exposure to pending claims and claims estimated to be filed over the next 10 years.
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

Income Statement Charges
In the third quarter of each year, we conduct our annual asbestos measurement with the assistance of outside consultants to review and update the underlying assumptions used in our asbestos liability and related asset estimates. In each remeasurement, the underlying assumptions are updated based on our actual experience since our previous annual remeasurement and we reassess the appropriate reference period used in determining each assumption and our expectations regarding future conditions, including inflation. As part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent qualitative and quantitative data available for the key inputs and assumptions, comparing the data to the expectations on which the most recent annual liability and asset estimates were based. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended June 30, 2014 other than the incremental accrual to maintain a rolling 10-year forecast period. The net asbestos charge for the three months ended June 30, 2014 and 2013 was $15.9 and $15.9, respectively, and for the six months ended June 30, 2014 and 2013 was $31.7 and $31.9, respectively.
Changes in Financial Position
The Company's estimated asbestos exposure, net of expected recoveries, for the resolution of all pending claims and claims estimated to be filed in the next 10 years was $774.3 and $746.9 as of June 30, 2014 and December 31, 2013, respectively. The following table provides a rollforward of the estimated asbestos liability and related assets for the six months ended June 30, 2014.

	Liability	Asset	Net
Balance as of December 31, 2013	$1,264.7	$517.8	$746.9
Asbestos provision	36.7	5.0	31.7
Net cash and other activity	(38.0)	(33.7)	(4.3)
Balance as of June 30, 2014	$1,263.4	$489.1	$774.3
Current portion	$84.5	$84.5
Noncurrent portion	$1,178.9	$404.6
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
The following table provides a rollforward of the estimated environmental liability and related assets for the six months ended June 30, 2014.

	Liability	Asset	Net
Balance as of December 31, 2013	$94.6	$11.7	$82.9
Change in estimates for pre-existing accruals:
Continuing operations	2.8	—	2.8
Discontinued operations	0.9	—	0.9
Accruals added during the period for new matters	0.1	—	0.1
Net cash activity	(7.8)	(0.1)	(7.7)
Foreign currency	0.1	—	0.1
Balance as of June 30, 2014	$90.7	$11.6	$79.1

The following table illustrates the reasonably possible range of estimated liability, and number of active sites for environmental matters, at June 30, 2014.

Low-end estimate	$70.4
High end estimate	$161.9
Number of active environmental investigation and remediation sites	55
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
On February 13, 2003, we commenced an action, Cannon Electric, Inc. v. Affiliated FM Ins. Co., Sup. Ct., Los Angeles County, seeking recovery of costs from the same coverage referenced above but related to asbestos product liability losses. During this coverage litigation, we entered into coverage-in-place settlement agreements with ACE (a/k/a Pacific Employers Insurance Company or PEIC), Wausau and Utica Mutual dated April 2004, September 2004, and February 2007, respectively. These agreements provide specific coverage for the Company’s legacy asbestos liabilities. In the first quarter of 2012, Goulds Pumps resolved its claims against Fireman’s Fund and Continental Casualty. In January 2012, ITT and Goulds Pumps filed a putative class action suit in federal court in Connecticut against Travelers Casualty and Surety Company (ITT Corporation and Goulds Pumps Inc., v. Travelers Casualty and Surety Company (f/k/a Aetna Casualty and Surety Company), (Fed Dist Ct, D. Conn., CA NO.3:12-cv-00038-RN)), alleging that Travelers is unilaterally reinterpreting language contained in older Aetna policies so as to avoid paying on asbestos claims. This action was stayed pending a decision by the Superior Court of Los Angeles County in the Cannon action on interpretation of policy language. On January 29, 2014, the Superior Court issued its opinion upholding the Goulds Pumps’ claims that it is entitled to receive reimbursement from Traveler’s for asbestos claims. The Connecticut Court has now lifted the Stay and discovery in the case is proceeding. In 2013, the Company finalized a settlement with its insurer PEIC that resolves all outstanding issues between the Company and PEIC related to the primary policies issued by PEIC during the period from 1977 to 1985. The Company and PEIC have agreed that the primary policies are exhausted and PEIC will make structured payments over time to a Qualified Settlement Fund (QSF) to be used for asbestos-related costs. The excess insurers have challenged the exhaustion of the PEIC primary policies and a trial to determine whether the policies were properly exhausted is scheduled for November 2014. The Company continues to engage other defendants in settlement negotiations as appropriate.
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

	Revenue		Operating Income		Operating Margin
Three Months Ended June 30	2014	2013	2014	2013	2014	2013
Industrial Process	$289.4	$268.7	$25.4	$28.1	8.8%	10.5%
Motion Technologies	198.0	171.4	34.7	23.3	17.5%	13.6%
Interconnect Solutions	103.7	100.3	12.3	6.7	11.9%	6.7%
Control Technologies	73.7	70.2	16.2	15.4	22.0%	21.9%
Total segment results	664.8	610.6	88.6	73.5	13.4%	12.1%
Asbestos-related costs, net	—	—	(15.9)	(15.9)	—	—
Eliminations / Other corporate costs	(1.8)	(1.4)	(18.2)	(16.2)	—	—
Total Eliminations / Corporate and Other costs	(1.8)	(1.4)	(34.1)	(32.1)	—	—
Total	$663.0	$609.2	$54.5	$41.4	8.2%	6.8%

	Revenue		Operating Income		Operating Margin
Six Months Ended June 30	2014	2013	2014	2013	2014	2013
Industrial Process	$574.9	$525.5	$49.7	$50.6	8.6%	9.6%
Motion Technologies	415.8	364.6	74.9	56.3	18.0%	15.4%
Interconnect Solutions	203.7	191.1	9.3	5.4	4.6%	2.8%
Control Technologies	146.6	138.8	31.7	29.8	21.6%	21.5%
Total segment results	1,341.0	1,220.0	165.6	142.1	12.4%	11.7%
Asbestos-related costs, net	—	—	(31.7)	(31.9)	—	—
Eliminations / Other corporate costs	(3.5)	(2.6)	(31.1)	(31.6)	—	—
Total Eliminations / Corporate and Other costs	(3.5)	(2.6)	(62.8)	(63.5)	—	—
Total	$1,337.5	$1,217.4	$102.8	$78.6	7.7%	6.5%

	Total Assets		Capital Expenditures		Depreciation & Amortization
Six Months Ended June 30	2014	2013(a)	2014	2013	2014	2013
Industrial Process	$1,169.8	$1,132.7	$17.0	$19.8	$14.5	$17.4
Motion Technologies	502.1	466.2	20.7	7.5	14.6	14.5
Interconnect Solutions	377.3	364.6	3.7	4.3	5.1	4.9
Control Technologies	344.8	344.7	1.0	1.6	5.0	4.8
Corporate and Other	1,418.5	1,432.0	3.3	3.6	3.0	3.0
Total	$3,812.5	$3,740.2	$45.7	$36.8	$42.2	$44.6

(a)	Amounts reflect balances as of December 31, 2013.

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
Executive Summary
During the second quarter of 2014, we delivered revenue growth of 8.8% primarily driven by global energy and mining project growth in industrial pumps, auto brake pad market share gains and aftermarket expansion, and global KONI rail shock absorber growth. This strength reflected growth of 9.4% in emerging markets and 8.6% in developed markets. Organic revenue, a non-GAAP measure, increased 7.5% over the prior year. Total ITT orders expanded 8.8% due to strong global auto brake pads, KONI shock absorbers, and energy and chemical pump orders, that were partially offset by a decline in defense and communication connector orders.
Consolidated operating income was $54.5 for the quarter, representing a $13.1, or 31.6%, increase from the prior year, due to segment operating income which grew $15.1 to $88.6. Adjusted segment operating income, a non-GAAP measure, increased $13.6, or 17.1%, over the prior year and reflects a 100 basis point improvement in adjusted segment operating margin driven by higher revenue, strong net operational productivity and restructuring savings, and the benefits from initiatives at our Interconnect Solutions segment and KONI division. See the “Key Performance Indicators and Non-GAAP Measures” section included within Management's Discussion and Analysis for a reconciliation of the adjusted non-GAAP measures.
Income from continuing operations attributable to ITT Corporation during the second quarter of 2014 was $41.2, or $0.44 per diluted share, reflecting an increase of $0.17 per diluted share from the prior year. Adjusted income from continuing operations, a non-GAAP measure, was $55.4, or $0.60 per diluted share, for the second quarter of 2014, reflecting an increase of $8.4, or 17.9%, driven by higher segment operating income and a lower effective tax rate.
During the quarter we made organic investments that were focused on re-balancing and expanding our global auto brake pad production capacity, expanding our Oil & Gas Western Hemisphere Center of Excellence facility in Seneca Falls, New York, and building-out our aftermarket reach and capabilities. These targeted investments continue to help us build on our already strong foundation and will drive our long-term organic growth.
During the second quarter of 2014, our focus on the premier customer experience drove wins on key strategic contracts including:

■	$42 in large, long-term oil & gas and petrochemical project wins

■	$17 in rail awards, primarily in China and Europe

■	$7 multi-year aerospace component wins
Further details related to these results are contained in the Discussion of Financial Results section.

DISCUSSION OF FINANCIAL RESULTS
Three and Six Months Ended June 30

	Three Months				Six Months
For the Periods Ended June 30	2014	2013	Change		2014	2013	Change
Revenue	$663.0	$609.2	8.8%		$1,337.5	$1,217.4	9.9%
Gross profit	214.8	197.8	8.6%		429.6	388.3	10.6%
Gross margin	32.4%	32.5%	(10	)bp	32.1%	31.9%	20	bp
Operating expenses	160.3	156.4	2.5%		326.8	309.7	5.5%
Expense to revenue ratio	24.2%	25.7%	(150	)bp	24.4%	25.4%	(100	)bp
Operating income	54.5	41.4	31.6%		102.8	78.6	30.8%
Operating margin	8.2%	6.8%	140	bp	7.7%	6.5%	120	bp
Income tax expense	12.4	14.4	(13.9%)		25.4	29.4	(13.6%)
Effective tax rate	23.0%	36.7%	(1,370	)bp	25.1%	39.9%	(1,480	)bp
Net income attributable to ITT Corporation	38.3	25.8	48.4%		70.5	46.6	51.3%
REVENUE
Revenue for the three months ended June 30, 2014 increased $53.8 or 8.8%, over the prior year, resulting from strength at each of our business segments and reflecting growth in emerging markets of 9.4% and developed markets 8.6%. The Motion Technologies segment experienced growth of $26.6, or 15.5%, driven by strength in the brake pad and shock absorber product categories, led by an increase in friction aftermarket and KONI rail equipment. The Industrial Process segment saw revenue gains of $20.7, or 7.7%, primarily from projects in global oil & gas and mining markets in Latin America. Our Interconnect Solutions segment generated sales growth of $3.4, or 3.4%, with increased revenues in global aerospace, oil & gas and industrial connector markets, partially offset by a decline in defense and communication connector markets. Our Control Technologies segment grew $3.5, or 5.0%, reflecting strength in commercial aerospace original equipment (OE) and aftermarket spares and in the industrial markets related to energy absorption equipment.
The following table illustrates revenue generated from each of our business segments and within a specific country or region, the corresponding percentage change, and the organic growth. See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue growth.

For the Three Months Ended June 30	2014	2013	Change	Organic Growth
By segment:
Industrial Process	$289.4	$268.7	7.7%	7.9%
Motion Technologies	198.0	171.4	15.5%	11.3%
Interconnect Solutions	103.7	100.3	3.4%	2.2%
Control Technologies	73.7	70.2	5.0%	5.0%
Eliminations	(1.8)	(1.4)	28.6%	—
Revenue	$663.0	$609.2	8.8%	7.5%
By region:
United States	$243.1	$222.9	9.1%	9.0%
Germany	71.3	56.3	26.6%	20.5%
France	33.0	36.9	(10.6)%	(14.7)%
Other developed markets	113.5	108.3	4.8%	2.3%
Total developed markets	460.9	424.4	8.6%	6.8%
South and Central America	58.0	52.6	10.3%	15.9%
Eastern Europe and Russia	31.6	34.5	(8.4)%	(12.7)%
Middle East and Africa	37.9	29.8	27.2%	23.5%
China and Hong Kong	46.2	32.1	43.9%	44.1%
Other emerging markets	28.4	35.8	(20.7)%	(22.5)%
Total emerging markets	202.1	184.8	9.4%	9.0%
Revenue	$663.0	$609.2	8.8%	7.5%

Revenue for the six months ended June 30, 2014 increased $120.1, or 9.9%, over the prior year, with growth at each of our segments resulting from emerging market growth of 12.2% and developed market growth of 8.9%. The Industrial Process segment saw revenue gains of $49.4, or 9.4%, primarily from the chemical, oil & gas, and mining markets in North America and Latin America. The Motion Technologies segment experienced growth of $51.2, or 14.0%, driven by strength in the brake pad and shock absorber product categories, led by an aftermarket increase in Europe and OEM growth in China. Our Interconnect Solutions segment generated sales growth of $12.6, or 6.6%, with growth stemming from the oil & gas, aerospace, and medical markets. Our Control Technologies segment grew $7.8, or 5.6%, reflecting strength in commercial aerospace and aftermarket spares, as well as energy absorption and natural gas valves.
The following table illustrates revenue generated from each of our business segments and within a specific country or region, the corresponding percentage change, and the organic growth. See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue growth.

For the Six Months Ended June 30	2014	2013	Change	Organic Growth
By segment:
Industrial Process	$574.9	$525.5	9.4%	10.3%
Motion Technologies	415.8	364.6	14.0%	10.2%
Interconnect Solutions	203.7	191.1	6.6%	5.7%
Control Technologies	146.6	138.8	5.6%	5.7%
Eliminations	(3.5)	(2.6)	34.6%	—
Revenue	$1,337.5	$1,217.4	9.9%	9.0%
By region:
United States	$465.4	$433.7	7.3%	7.3%
Germany	165.0	131.7	25.3%	20.1%
France	70.6	73.6	(4.1)%	(8.0)%
Other developed markets	239.8	224.8	6.7%	5.4%
Total developed markets	940.8	863.8	8.9%	7.4%
South and Central America	114.5	97.4	17.6%	24.7%
Eastern Europe and Russia	62.5	64.3	(2.8)%	(6.6)%
Middle East and Africa	69.3	63.2	9.7%	7.9%
China and Hong Kong	90.8	60.1	51.1%	50.2%
Other emerging markets	59.6	68.6	(13.1)%	(14.4)%
Total emerging markets	396.7	353.6	12.2%	12.6%
Revenue	$1,337.5	$1,217.4	9.9%	9.0%
Industrial Process
Industrial Process revenue for the three months ended June 30, 2014 increased $20.7, or 7.7%, primarily due to global growth in the oil & gas market of approximately 20%. Our growth in oil & gas was mainly driven by increased demand and share gains in our highly engineered pump project business. We also experienced revenue growth during the quarter in the mining market of approximately 25% related to several large projects in Latin America. Our revenue results in the chemical market were down slightly from the prior year despite growth in the U.S., primarily related to market conditions in China. The overall growth during the quarter stemming from large engineered projects and base pumps was partially offset by softness in parts and service.
Industrial Process revenue for the six months ended June 30, 2014 increased $49.4, or 9.4%, primarily due to growth in the oil & gas market of 19%, chemical market of 17%, and mining market of 25% mainly related to the project pump business in North America and Latin America. This growth was partially offset by softness in base pumps, parts and service, and power process pumps. Our six month 2014 results reflect $25.8 of incremental revenue related to timing of certain large, long-term industrial pump projects.
Orders for the three months ended June 30, 2014 increased $17.4, or 6.3%, to $291.5 reflecting a book to bill ratio of 1.01x. The order growth during the second quarter of 2014 primarily reflected higher oil & gas and chemical business activity in the North America, Europe, and Middle East regions. Also during the second quarter of 2014, we experienced slight growth in our parts business over the prior year which is expected to improve modestly through the remainder of 2014. Orders for the six months ended June 30, 2014 improved $0.8, or 0.1%, to $588.4 reflecting a book to bill ratio of 1.02x as growth in large engineered projects was offset by a decline in our base pump business. In addition, the timing on a number of project orders expected to be received during the first half of 2014 have been delayed by customers. We continue to expect that the majority of these delayed project orders will be received during the second half of the year. Backlog as of June 30, 2014 was $698.8 reflecting an increase of $17.1, or 2.5%, over December 31, 2013.
Growth in emerging markets, including Russia and Venezuela, is an important component of the growth strategy for Industrial Process and ITT. To date, we have not experienced any significant disruptions, although we continue to closely monitor developments given the instability in the current political environments. The continuation or escalation of the current geopolitical instability in these regions could negatively impact our revenue and future growth prospects.
Motion Technologies
Motion Technologies revenue for the three months ended June 30, 2014 increased $26.6, or 15.5%, over the prior year reflecting growth in Friction Technologies and KONI of approximately 15% and 18%, respectively, and includes a $7.3 benefit from foreign currency effects. Organic revenue growth for the second quarter of 2014 was $19.3, or 11.3%, over the prior year, and includes year-over-year favorability of $4.7 from the timing of automotive brake pad shipments. Friction Technologies' revenue growth came from increased pad volume to all channels, especially aftermarket, which reflects increasing demand for replacement parts due to our growing base of automotive platforms, as well as improving European economic conditions. Volume driven revenue growth was partially offset by unfavorable year-over-year OE pricing. KONI's revenue growth was the result of improved performance and increased demand for our shock absorber products in the global rail market and North American and European automotive markets.
Motion Technologies revenue for the six months ended June 30, 2014 increased $51.2, or 14.0%, reflecting approximately 13% growth in Friction Technologies and 19% growth in KONI, and includes a $13.9 benefit from foreign currency effects, partially offset by unfavorable year-over-year OE pricing. Growth in Friction Technologies came from both the aftermarket and OE channels. Aftermarket benefited from the addition of a new production line, as well as improved production press efficiency rates coming from specific Lean initiatives to meet increased demand. The year-over-year increase in OE was driven by growth in China which corresponds with our investments and strategic focus to gain market share in the Asia Pacific region. Growth in KONI came from strength in each of the product groups, however, railway provided the largest sales growth mainly stemming from Western Europe and North America.
Orders for the three months ended June 30, 2014 increased $39.6, or 23.4%, over the prior year, driven by continued strong order intake within the rail market globally and new automotive platform wins in both Europe and China. Orders for the six months ended June 30, 2014 increased $67.7, or 18.5%, primarily driven by OE strength in China, as well as European aftermarket. We also won placement on a number of significant automotive and rail platforms, including new business in North America. In addition, KONI had a book-to-bill ratio of 1.15x during the six months ended June 30, 2014 stemming from strength in each of its business groups.
Interconnect Solutions
Interconnect Solutions revenue for the three months ended June 30, 2014 increased by $3.4, or 3.4%, as compared to the prior year. Organic revenue growth of 2.2% for the second quarter of 2014 primarily resulted from strength in the medical, oil & gas, and aerospace markets, partially offset by declines in the defense and communications markets. Emerging market growth for the second quarter of 2014 was 5.9%.
Interconnect Solutions revenue for the six months ended June 30, 2014 increased by $12.6, or 6.6%, resulting from growth in each core market. Growth in the aerospace and defense market of 7% was driven by an increase in build rates from commercial airline manufacturers and a strong backlog coming into 2014. Sales to the industrial and transportation market provided an increase of 11% primarily due to growth in electric vehicle connectors in Europe and Asia, and in heavy equipment stemming from agriculture and construction applications. We experienced revenue growth of 10% in the oil & gas market primarily reflecting increased demand in Canada and the U.S. In addition, we experienced growth of 16% in the medical device market. Growth during the six month period was partially offset by a decline in the communications market.
Control Technologies
Control Technologies revenue for the three months ended June 30, 2014 increased by $3.5, or 5.0%, as compared to the prior year driven by growth of 9% and 3% in our CT Industrial and CT Aerospace divisions, respectively. The industrial growth was due to gains in energy absorption products across all regions due to our intensified focus on direct opportunities in the infrastructure and heavy vehicles markets. The aerospace growth was due to higher commercial OE of approximately 13% due to increased production rates and growth in aftermarket spares of approximately 44%. These gains were partially offset by an aerospace aftermarket program that is nearing its end of life in 2014, and lower year-over-year sales from our Enivate product line.
Control Technologies revenue for the six months ended June 30, 2014 increased by $7.8, or 5.6%, as compared to the prior year driven by growth of 5% in both our CT Aerospace and CT Industrial divisions, respectively. The aerospace growth was due to higher commercial OE of approximately 22% due to increased production rates and growth in aftermarket of approximately 21%. These gains were partially offset by a 5% decline in revenue from defense applications, an aerospace aftermarket program that is nearing its end of life in 2014, and lower year-over-year sales from our Enivate product line. The industrial growth was due to gains in energy absorption products driven by strong demand from our European distribution network and from higher sales of natural gas valves due to the continued conversion of commercial vehicles to a natural gas fuel source.
GROSS PROFIT
Gross profit for the three and six months ended June 30, 2014 was $214.8 and $429.6, respectively, reflecting increases of $17.0 and $41.3 over the same prior year periods. The table below provides gross profit and gross margin by segment for the three and six months ended June 30, 2014 and 2013.

	Three Months				Six Months
For the Periods Ended June 30	2014	2013	Change		2014	2013	Change
Gross profit:
Industrial Process	$89.7	$90.5	(0.9)%		$177.2	$172.3	2.8%
Motion Technologies	54.1	44.5	21.6%		116.1	97.1	19.6%
Interconnect Solutions	38.6	33.2	16.3%		74.1	61.2	21.1%
Control Technologies	31.9	29.2	9.2%		61.4	57.0	7.7%
Corporate and Other	0.5	0.4	25.0%		0.8	0.7	14.3%
Total gross profit	$214.8	$197.8	8.6%		$429.6	$388.3	10.6%
Gross margin:
Industrial Process	31.0%	33.7%	(270	)bp	30.8%	32.8%	(200	)bp
Motion Technologies	27.3%	26.0%	130	bp	27.9%	26.6%	130	bp
Interconnect Solutions	37.2%	33.1%	410	bp	36.4%	32.0%	440	bp
Control Technologies	43.3%	41.6%	170	bp	41.9%	41.1%	80	bp
Consolidated gross margin	32.4%	32.5%	(10	)bp	32.1%	31.9%	20	bp
OPERATING EXPENSES
Operating expenses for the three and six months ended June 30, 2014 increased $3.9 and $17.1, or 2.5% and 5.5%, respectively. Operating expenses as a percentage of revenue for the three and six months ended June 30, 2014 declined 150 basis points and 100 basis points to 24.2% and 24.4%, respectively, from the same prior year periods, primarily due to the cost savings generated by recent restructuring and Lean initiative actions. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	Three Months			Six Months
For the Periods Ended June 30	2014	2013	Change	2014	2013	Change
Sales and marketing expenses	$56.3	$57.5	(2.1)%	$111.6	$109.3	2.1%
General and administrative expenses	69.5	66.6	4.4%	147.2	135.7	8.5%
Research and development expenses	18.6	16.4	13.4%	36.3	32.8	10.7%
Asbestos-related costs, net	15.9	15.9	—%	31.7	31.9	(0.6)%
Total operating expenses	$160.3	$156.4	2.5%	$326.8	$309.7	5.5%
Total Operating Expenses By Segment:
Industrial Process	$64.3	$62.4	3.0%	$127.5	$121.7	4.8%
Motion Technologies	19.4	21.2	(8.5)%	41.2	40.8	1.0%
Interconnect Solutions	26.3	26.5	(0.8)%	64.8	55.8	16.1%
Control Technologies	15.7	13.8	13.8%	29.7	27.2	9.2%
Corporate & Other	34.6	32.5	6.5%	63.6	64.2	(0.9)%

Sales and marketing expenses for the three and six months ended June 30, 2014 were reasonably consistent with the prior year, as higher costs associated with the increase in sales volume were offset by a decline in third-party commission expenses.
General and administrative (G&A) expenses for the three months ended June 30, 2014 increased $2.9, or 4.4%, as higher costs related to various operational and corporate strategic initiatives and higher compensation and benefit-related costs of $3.5, were offset by lower costs of $6.6 related to activities in 2013 to transform and reposition the Company following the 2011 spin-off transaction (Repositioning costs) and legal settlement favorability. G&A expenses increased $11.5, or 8.5%, during the six month period of 2014 over the prior year due to an increase in restructuring costs of $10.2, primarily related to the Interconnect Solutions turnaround strategy. We estimate that restructuring actions taken during the first half of 2014 will yield approximately $17 in annual net savings (see Note 3, "Restructuring Actions," in our Notes to the Consolidated Condensed Financial Statements for additional information on this restructuring initiative).
R&D costs for the three and six months ended June 30, 2014 increased $2.2 and $3.5, or 13.4% and 10.7%, respectively, as we continued to invest in new product developments for use in new automotive platforms and expanding multiphase pump technology, as well in various other targeted growth markets.
During the three and six months ended June 30, 2014, we recognized net asbestos related costs of $15.9 and $31.7, respectively, which is consistent with the prior year costs. These costs primarily reflect the recognition of incremental asbestos liabilities and related asbestos assets to maintain our rolling 10-year projection of unasserted claims. See Note 16, “Commitments and Contingencies,” in our Notes to the Consolidated Condensed Financial Statements for further information on our asbestos-related liabilities and assets.
OPERATING INCOME
Operating income for the three and six months ended June 30, 2014 increased $13.1 and $24.2 reflecting an operating margin growth of 140 basis points and 120 basis points, respectively, as compared to the same prior year periods. The following table illustrates the 2014 and 2013 operating income results of our segments, including operating margin results.

	Three Months				Six Months
For the Periods Ended June 30	2014	2013	Change		2014	2013	Change
Industrial Process	$25.4	$28.1	(9.6)%		$49.7	$50.6	(1.8)%
Motion Technologies	34.7	23.3	48.9%		74.9	56.3	33.0%
Interconnect Solutions	12.3	6.7	83.6%		9.3	5.4	72.2%
Control Technologies	16.2	15.4	5.2%		31.7	29.8	6.4%
Segment operating income	88.6	73.5	20.5%		165.6	142.1	16.5%
Asbestos-related costs, net	(15.9)	(15.9)	—%		(31.7)	(31.9)	(0.6)%
Other corporate costs	(18.2)	(16.2)	12.3%		(31.1)	(31.6)	(1.6)%
Total corporate and other costs	(34.1)	(32.1)	6.2%		(62.8)	(63.5)	(1.1)%
Total operating income	$54.5	$41.4	31.6%		$102.8	$78.6	30.8%
Operating margin:
Industrial Process	8.8%	10.5%	(170	)bp	8.6%	9.6%	(100	)bp
Motion Technologies	17.5%	13.6%	390	bp	18.0%	15.4%	260	bp
Interconnect Solutions	11.9%	6.7%	520	bp	4.6%	2.8%	180	bp
Control Technologies	22.0%	21.9%	10	bp	21.6%	21.5%	10	bp
Segment operating margin	13.4%	12.1%	130	bp	12.4%	11.7%	70	bp
Consolidated	8.2%	6.8%	140	bp	7.7%	6.5%	120	bp
Industrial Process
Industrial Process operating income for the three months ended June 30, 2014 decreased $2.7, or 9.6%, with an associated decline in operating margin of 170 basis points, as compared to the three months ended June 30, 2013. The decline in operating income and margin was primarily the result of an unfavorable shift in sales mix of approximately $4.0 primarily from our higher margin North American base pump business to the engineered project pump business which continues to operate in a challenging project pricing environment. In addition, operating income was unfavorably impacted by higher restructuring charges of $1.8 and increased costs of $2.4 associated with strategic growth investments primarily related to emerging market expansion and Lean initiatives. Foreign currency movements resulted in an unfavorable impact of $2.1 to operating income during the second quarter of 2014. These unfavorable items were partially offset by net savings from lean and sourcing initiatives as well as benefits from increased sales volume.
Industrial Process operating income for the six months ended June 30, 2014 decreased $0.9, or 1.8%, with an associated decline in operating margin of 100 basis points, as compared to the same prior year period. The decline in operating margin was primarily the result of an unfavorable shift in sales mix of approximately $10.3, an increase in strategic growth investment costs, and unfavorable foreign currency movements. These unfavorable items were partially offset by net savings from lean and sourcing initiatives as well as benefits from increased sales volume.
Motion Technologies
Motion Technologies operating income for the three months ended June 30, 2014 increased $11.4, or 48.9%, resulting in a 390 basis point improvement in operating margin. Operating income for the six months ended June 30, 2014 increased $18.6, or 33.0%, resulting in a 260 basis point improvement in operating margin. Sales volume growth, coupled with favorable product mix from a heavy weighting of aftermarket sales, legal settlement favorability, and continued improvement in our manufacturing press efficiency rate, were the primary drivers of the operating income and margin growth. In addition, KONI had a year-over-year operating margin improvement of 870 basis points and 820 basis points during the quarter and year-to-date periods, respectively, due to strong volume growth, fixed cost reductions, and manufacturing improvements. The favorability of these items was partially offset by OE pricing negotiations, as well as higher costs related to the capacity expansion and maintenance activities.
Interconnect Solutions
Interconnect Solutions operating income increased $5.6 for the three months ended June 30, 2014, resulting in operating income of $12.3 and a 520 basis point improvement in operating margin. Operating income increased $3.9 for the six months ended June 30, 2014, resulting in operating income of $9.3 and a 180 basis point improvement in operating margin. The increase in operating income and operating margin was primarily the result of net savings from restructuring, productivity, and sourcing. In addition, higher sales volumes and a favorable change in sales mix provided operating income growth to both the three and six month periods, as well as lower postretirement employee benefit costs due to modifications made to one of the segment's plans during the fourth quarter of 2013.
Control Technologies
Control Technologies operating income for the three and six months ended June 30, 2014 increased $0.8 and $1.9 over the prior year, respectively, reflecting a 10 basis point improvement in operating margin for both periods. Benefits from increased volume and pricing initiatives of approximately $1.7 and $4.1, for the three and six months periods of 2014, respectively, were partially offset by unfavorable sales mix. In addition, net savings from lean and sourcing initiatives were offset by higher year-over-year strategic investment related costs.
Other Corporate Costs
Other corporate costs for the three months ended June 30, 2014 increased $2.0 over the prior year, primarily due to higher compensation and benefit-related costs and increased investment expenses in corporate Human Resource and other department initiatives. These additional costs were partially offset by lower transformation and repositioning costs of $6.6. Other corporate costs for the six month period were relatively flat year-over-year as higher costs associated with corporate initiatives and employee compensation were offset by the decline in transformation and repositioning costs of $8.1.
INCOME TAX EXPENSE
For the three months ended June 30, 2014, the Company recognized an income tax expense of $12.4, representing an effective tax rate of 23% compared to an income tax expense of $14.4, and an effective tax rate of 36.7%, for the three months ended June 30, 2013. For the six months ended June 30, 2014, the Company recognized income tax expense of $25.4 representing an effective tax rate of 25.1% compared to income tax expense of $29.4, and an effective tax rate of 39.9%, for the six months ended June 30, 2013.The tax rate for 2014 is lower than the prior year period due to the absence of a valuation allowance that was recorded in 2013 against U.S. deferred tax assets and an increase in income during 2014 that is eligible for the tax holiday in Korea.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Germany, Italy, Korea, the United Kingdom and the U.S. The calculation of our tax liability for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit. The settlement of an examination could result in changes in amounts attributable to us through the Tax Matters Agreement entered into with Exelis, Inc. and Xylem, Inc. Over the next twelve months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $85.0 million due to changes in audit status, expiration of statutes of limitations and other events.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We have and plan to transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the U.S. consistent with our overall intention to support growth and expand in markets outside the U.S. through the development of products, increase non-U.S. capital spending, and potentially acquire foreign businesses. However, we have determined that certain undistributed foreign earnings generated in Luxembourg, Japan, Hong Kong, and South Korea should not be considered permanently reinvested outside of the U.S. Net cash distributions from foreign countries totaled $50.0 and $28.2 during the six months ended June 30, 2014 and 2013, respectively. The timing and amount of additional future remittances, if any, remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the second quarter of 2014, we declared a dividend of $0.11 per share for shareholders of record on June 13, 2014 which was paid on July 1, 2014. The second quarter dividend declared of $0.11 is a 10% increase from the prior year.
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
We access the commercial paper market to supplement the cash flows generated internally to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. As of June 30, 2014, we had an outstanding commercial paper balance of $22.5 and during the first half of 2014 we had an average outstanding balance of $65.4. There have been no material changes that have impacted our funding and liquidity capabilities since December 31, 2013.
Credit Facilities
On October 25, 2011 we entered into a four-year revolving $500 credit agreement (the 2011 Revolving Credit Agreement). The 2011 Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of funding for the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The interest rate for borrowings under the 2011 Revolving Credit Agreement is generally based on the London Interbank Offered Rate (LIBOR), plus a spread, which reflects our debt rating. The provisions of the 2011 Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined, of at least 3.0 times and a leverage ratio, as defined, of not more than 3.0 times. At June 30, 2014, we had no amounts outstanding under the 2011 Revolving Credit Agreement and we were in compliance with the financial and other covenants set forth therein.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash derived from discontinued operations, for the six months ended June 30, 2014 and 2013.

For the Six Months Ended June 30	2014	2013
Operating activities	$84.3	$68.8
Investing activities	(32.6)	(33.6)
Financing activities	(25.2)	(51.1)
Foreign exchange	(1.6)	(7.2)
Total net cash flow from continuing operations	24.9	(23.1)
Net cash from discontinued operations	(4.5)	(3.7)
Net change in cash and cash equivalents	$20.4	$(26.8)
Net cash provided by operating activities was $84.3 for the six months ended June 30, 2014, representing an increase of $15.5, or 22.5%, from the prior year. Segment operating income, adjusted for non-cash items, provided an additional $21.0 of cash during 2014 as compared to the prior year. Cash payments for transformation and repositioning activities declined $10.3 and asbestos-related payments net of insurance recoveries declined $4.8 as compared to the prior year period. These items were partially offset by higher net tax payments of $11.8 and a net fluctuation in working capital accounts of $6.9 as an increase in outstanding receivables and lower accounts payables were partially offset by lower inventory balances.
Net cash used in investing activities declined by $1.0 in the six months ended June 30, 2014 as increased capital expenditures of $8.9 were offset by an increase in maturities of short-term time deposit investments, net of purchases, of $13.1 during the first half of 2014. In addition, we spent cash of $2.8 related to a small industrial pump service acquisition. Capital expenditures during 2014 primarily relate to the production capacity investments in the Motion Technologies segment and the construction of an additional testing and production facility in Seneca Falls, New York for our Industrial Process segment. These investments were partially offset by a decline in capital spending at our corporate headquarters and shared service locations, which had a higher level of spending in 2013 in connection with information technology upgrades.
Net cash used in financing activities decreased by $25.9 in the six months ended June 30, 2014 as compared to the prior year primarily due to a $73.0 reduction in cash used for common stock repurchases, partially offset by an increase in net short-term debt payments of $42.8 and a reduction in proceeds from the exercise of employee stock options of $10.5.
Asbestos
Based on the estimated undiscounted asbestos liability as of June 30, 2014 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover 39% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements will vary from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. In the tenth year of our estimate, our insurance recoveries are currently projected to be 30%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
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
Key Performance Indicators and Non-GAAP Measures
Management reviews a variety of key performance indicators including revenue, segment operating income and margins, earnings per share, orders growth, and backlog, among others. In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions, dividends, and share repurchases. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

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

A reconciliation of the year over year change in revenue, including amounts attributable to organic growth, acquisitions and divestitures, and foreign currency, for the three and six months ended June 30, 2014, is provided below.

Three Months Ended June 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2013 Revenue	$268.7	$171.4	$100.3	$70.2	$(1.4)	$609.2
Organic growth	21.3	19.3	2.2	3.5	(0.4)	45.9	7.5%
Acquisitions/(divestitures), net	0.8	—	—	—	—	0.8	0.1%
Foreign currency translation	(1.4)	7.3	1.2	—	—	7.1	1.2%
Total change in revenue	20.7	26.6	3.4	3.5	(0.4)	53.8	8.8%
2014 Revenue	$289.4	$198.0	$103.7	$73.7	$(1.8)	$663.0

Six Months Ended June 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2013 Revenue	$525.5	$364.6	$191.1	$138.8	$(2.6)	$1,217.4
Organic growth	54.3	37.3	10.9	7.9	(0.9)	109.5	9.0%
Acquisitions/(divestitures), net	1.2	—	—	—	—	1.2	0.1%
Foreign currency translation	(6.1)	13.9	1.7	(0.1)	—	9.4	0.8%
Total change in revenue	49.4	51.2	12.6	7.8	(0.9)	120.1	9.9%
2014 Revenue	$574.9	$415.8	$203.7	$146.6	$(3.5)	$1,337.5

Three Months Ended June 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2013 Orders	$274.1	$169.3	$105.1	$73.4	$(2.1)	$619.8
Organic growth	19.7	34.7	(8.1)	3.9	0.7	50.9	8.2%
Acquisitions/(divestitures), net	0.8	—	—	—	—	0.8	0.1%
Foreign currency translation	(3.1)	4.9	1.3	(0.1)	(0.1)	2.9	0.5%
Total change in revenue	17.4	39.6	(6.8)	3.8	0.6	54.6	8.8%
2014 Orders	$291.5	$208.9	$98.3	$77.2	$(1.5)	$674.4

Six Months Ended June 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2013 Orders	$587.6	$365.8	$201.1	$150.2	$(3.6)	$1,301.1
Organic growth	7.8	59.2	(1.0)	1.3	0.7	68.0	5.2%
Acquisitions/(divestitures), net	1.2	—	—	—	—	1.2	0.1%
Foreign currency translation	(8.2)	8.5	1.8	(0.2)	(0.1)	1.8	0.2%
Total change in revenue	0.8	67.7	0.8	1.1	0.6	71.0	5.5%
2014 Orders	$588.4	$433.5	$201.9	$151.3	$(3.0)	$1,372.1

■
“adjusted segment operating income” is defined as operating income, adjusted to exclude special items that include, but are not limited to, restructuring and asset impairment charges, transformation costs, repositioning costs, acquisition-related expenses, and other unusual or infrequent operating items. Special items represent significant charges or credits that impact current results, but may not be related to the Company's ongoing operations and performance.

A reconciliation of segment operating income to adjusted segment operating income for the three and six months ended June 30, 2014 and 2013, is provided in the tables below.

Three Months Ended June 30, 2014	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$25.4	$34.7	$12.3	$16.2	$88.6
Restructuring costs	2.0	0.2	1.6	—	3.8
Transformation and repositioning costs	—	—	—	—	—
Other	—	—	0.9	—	0.9
Adjusted segment operating income	$27.4	$34.9	$14.8	$16.2	$93.3

Three Months Ended June 30, 2013	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$28.1	$23.3	$6.7	$15.4	$73.5
Restructuring costs	0.2	2.1	1.0	—	3.3
Transformation and repositioning costs	0.2	—	—	—	0.2
Bornemann acquisition-related expenses	2.7	—	—	—	2.7
Adjusted segment operating income	$31.2	$25.4	$7.7	$15.4	$79.7

Six Months Ended June 30, 2014	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$49.7	$74.9	$9.3	$31.7	$165.6
Restructuring costs	2.9	0.2	16.0	—	19.1
Transformation and repositioning costs	0.1	—	0.2	—	0.3
Other	(0.5)	—	1.4	—	0.9
Adjusted segment operating income	$52.2	$75.1	$26.9	$31.7	$185.9

Six Months Ended June 30, 2013	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$50.6	$56.3	$5.4	$29.8	$142.1
Restructuring costs	0.6	2.5	5.4	—	8.5
Transformation and repositioning costs	0.4	—	—	—	0.4
Bornemann acquisition-related expenses	6.3	—	—	—	6.3
Adjusted segment operating income	$57.9	$58.8	$10.8	$29.8	$157.3

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

A reconciliation of adjusted income from continuing operations, including adjusted income from continuing operations per diluted share, is provided below.

	Three Months		Six Months
For the Periods Ended June 30	2014	2013	2014	2013
Income from continuing operations attributable to ITT Corporation	$41.2	$24.7	$74.4	$43.8
Net asbestos-related costs, net of tax	10.0	10.4	20.0	20.7
Restructuring costs, net of tax	2.8	2.3	12.5	4.8
Tax-related special items(a)	0.2	3.2	2.8	9.5
Transformation and repositioning costs, net of tax	0.3	4.9	2.2	7.9
Other special items, net of tax	0.9	1.5	0.9	4.5
Adjusted income from continuing operations	$55.4	$47.0	$112.8	$91.2
Income from continuing operations attributable to ITT Corporation per diluted share	$0.44	$0.27	$0.80	$0.47
Adjusted income from continuing operations per diluted share	$0.60	$0.51	$1.21	$0.99
The special items presented net of tax above include an aggregate net tax benefit of $7.5, $9.9, $20.1 and $21.4, respectively, in the 2014 and 2013 periods as presented.

(a)
Tax-related special items for the three months ended June 30, 2014 primarily relate to the tax on a deemed distribution of foreign earnings, a change in the foreign valuation allowance assessment and tax basis step-up election in Italy. Tax-related special items for the six months ended June 30, 2014 also include the tax impacts from a change in New York state income tax law. Tax-related special items for the three and six months ended June 30, 2013 primarily relate to the recognition of a valuation allowance on U.S. deferred tax assets. See Note 4, “Income Taxes” to our Consolidated Condensed Financial Statements for further information.

■
“adjusted free cash flow” is defined as net cash provided by operating activities less capital expenditures, adjusted for cash payments for restructuring actions, transformation costs, repositioning costs, net asbestos cash flows and other significant items that impact current results which management believes are not related to our ongoing operations and performance. Due to other financial obligations and commitments, the entire free cash flow may not be available for discretionary purposes. A reconciliation of adjusted free cash flow is provided below.

For the Six Months Ended June 30	2014	2013
Net cash provided by operating activities	$84.3	$68.8
Capital expenditures(b)	(44.3)	(35.6)
Restructuring cash payment	9.2	10.0
Transformation and repositioning cash payments	6.1	16.4
Net asbestos cash flows	6.9	11.7
Adjusted free cash flow	$62.2	$71.3

(b)
Capital expenditures represent capital expenditures as reported in the Consolidated Condensed Statement of Cash Flows, less capital expenditures associated with transformation and repositioning activities. Capital expenditures associated with transformation and repositioning activities were $1.4 and $1.2 during the six months ended June 30, 2014 and 2013, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of ITT's financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the Consolidated Condensed Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis in the Annual Report on Form 10-K for the year ended December 31, 2013 (the 2013 Annual Report) describes the critical accounting estimates that are used in preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes concerning ITT's critical accounting estimates as described in our 2013 Annual Report. However, due to an increase in the number and size of complex long-term industrial pump design and build contracts, an update to the critical accounting estimate disclosure related to revenue recognition is provided below:
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
During the first quarter of 2014, the Venezuelan government began publishing average exchange rates resulting from two different currency auctions authorized by the government. Therefore, as of June 30, 2014, an entity may be able to convert Venezuelan bolivar fuertes (BsF) to U.S. dollars (USD) at one of three legal exchange rates: the Official Rate of 6.3 BsF to 1 USD, the initial auction (SICAD 1) rate of 10.6 BsF to 1 USD, and a second auction rate that is intended to more closely resemble a market-driven exchange (SICAD 2) rate of 50.0 BsF to 1 USD.
Our business in Venezuela is in the oil & gas market and is considered by the Venezuelan government as “essential goods and services” that allows us to exchange currency at the Official Rate. We received approval to transact at the Official Rate in September 2013 and anticipate that we will continue to be authorized to exchange at the Official Rate for the foreseeable future and as such we have measured the financial statements of our Venezuelan subsidiary at the Official Rate as of June 30, 2014. In the future, the Official Rate may change or we may no longer be able to exchange currency at the Official Rate. We estimate that a hypothetical remeasurement at June 30, 2014 from the Official Rate to the SICAD 2 rate would result in a remeasurement charge of approximately $3.5.

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

As of June 30, 2014, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,263.4, including expected legal fees, and an associated asset of $489.1 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $774.3.

ITEM 1A.	RISK FACTORS
Reference is made to to the risk factors set forth in Part I, Item 1A, "Risk Factors," of our 2013 Annual Report, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
4/1/2014 - 4/30/2014	—	—	—	$370.7
5/1/2014 - 5/31/2014	—	—	—	$370.7
6/1/2014 - 6/30/2014	0.2	$45.25	0.2	$360.7

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, a three-year $1 billion share repurchase program (2006 Share Repurchase Program) was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. As of June 30, 2014, we had repurchased 15.5 shares for $639.3, including commissions, under the 2006 Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Bornemann in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control (OFAC). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of Euros 1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the

Bond in 2013, however, Bornemann did pay fees in 2013 of approximately Euros 43 thousand to the German financial institution which is maintaining the Bond.
In connection with certain activities that could not be finalized on or before March 8, 2013, ITT received a Special License from OFAC in June 2014 in order to conclude a settlement with an agent associated with Bornemann’s Iranian activities. The settlement agreement has been finalized and payment will be made promptly to the agent which will conclude this matter.

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
Steven C. Giuliano
Vice President and Chief Accounting Officer
(Principal accounting officer)
July 31, 2014

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.1)	Form of indemnification agreement with directors	Filed herewith.

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(101)
The following materials from ITT Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Income Statements, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders' Equity, and (vi) Notes to Consolidated Condensed Financial Statements
Submitted electronically with this report.