Form 10-Q
period 2014-09-30
ITT Corp
filed 2014-10-31
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of October 30, 2014, there were outstanding 91.6 million shares of common stock ($1 par value per share) of the registrant.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED INCOME STATEMENTS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months		Nine Months
For the Periods Ended September 30	2014	2013	2014	2013
Revenue	$657.1	$634.0	$1,994.6	$1,851.4
Costs of revenue	437.2	431.1	1,345.1	1,260.2
Gross profit	219.9	202.9	649.5	591.2
General and administrative expenses	69.1	72.5	216.3	208.2
Sales and marketing expenses	53.5	52.7	165.1	162.0
Research and development expenses	20.1	16.1	56.4	48.9
Asbestos-related (benefit) costs, net	(42.5)	(15.4)	(10.8)	16.5
Operating income	119.7	77.0	222.5	155.6
Interest and non-operating expenses (income), net	0.7	(2.3)	2.3	2.6
Income from continuing operations before income tax expense (benefit)	119.0	79.3	220.2	153.0
Income tax expense (benefit)	38.0	(354.4)	63.4	(325.0)
Income from continuing operations	81.0	433.7	156.8	478.0
(Loss) income from discontinued operations, including tax benefit of $1.8, $1.0, $4.8, and $0.8, respectively	(0.3)	(2.3)	(4.2)	0.5
Net income	80.7	431.4	152.6	478.5
Less: Income attributable to noncontrolling interests	0.4	0.7	1.8	1.2
Net income attributable to ITT Corporation	$80.3	$430.7	$150.8	$477.3
Amounts attributable to ITT Corporation:
Income from continuing operations, net of tax	$80.6	$433.0	$155.0	$476.8
(Loss) income from discontinued operations, net of tax	(0.3)	(2.3)	(4.2)	0.5
Net income	$80.3	$430.7	$150.8	$477.3
Earnings (loss) per share attributable to ITT Corporation:
Basic:
Continuing operations	$0.88	$4.79	$1.69	$5.24
Discontinued operations	—	(0.03)	(0.04)	0.01
Net income	$0.88	$4.76	$1.65	$5.25
Diluted:
Continuing operations	$0.87	$4.71	$1.67	$5.17
Discontinued operations	(0.01)	(0.02)	(0.05)	—
Net income	$0.86	$4.69	$1.62	$5.17
Weighted average common shares – basic	91.6	90.4	91.5	91.0
Weighted average common shares – diluted	92.9	91.9	92.9	92.3
Cash dividends declared per common share	$0.11	$0.10	$0.33	$0.30
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months		Nine Months
For the Periods Ended September 30	2014	2013	2014	2013
Net income	$80.7	$431.4	$152.6	$478.5
Other comprehensive income:
Net foreign currency translation adjustment	(53.3)	29.4	(54.2)	4.2
Net change in postretirement benefit plans, net of tax impacts of $10.8, $5.7, $11.4, and $5.7, respectively	19.0	2.8	20.3	8.7
Other comprehensive (loss) income	(34.3)	32.2	(33.9)	12.9
Comprehensive income	46.4	463.6	118.7	491.4
Less: Comprehensive income attributable to noncontrolling interests	0.4	0.7	1.8	1.2
Comprehensive income attributable to ITT Corporation	$46.0	$462.9	$116.9	$490.2
Disclosure of reclassification and other adjustments to postretirement benefit plans
Reclassification adjustments:
Amortization of prior service (benefit) costs, net of tax (expense) benefit of $(0.6), $0.1, $(1.5), and $0.1, respectively (see Note 13)	$(0.8)	$—	$(2.5)	$0.2
Amortization of net actuarial loss (gain), net of tax benefits of $0.8, $3.7, $2.4, and $3.7, respectively (see Note 13)	1.6	(0.4)	4.6	6.3
Other adjustments:
Unrealized change in net actuarial loss, net of tax expense of $10.6, $1.9, $10.6, and $1.9, respectively	18.2	3.2	18.2	2.2
Net change in postretirement benefit plans, net of tax	$19.0	$2.8	$20.3	$8.7
The Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$522.6	$507.3
Receivables, net	569.2	496.7
Inventories, net	312.8	315.9
Other current assets	305.0	345.6
Total current assets	1,709.6	1,665.5
Plant, property and equipment, net	433.2	426.2
Goodwill	643.0	659.8
Other intangible assets, net	95.5	106.9
Asbestos-related assets	397.2	433.3
Deferred income taxes	282.2	303.6
Other non-current assets	146.0	144.9
Total non-current assets	1,997.1	2,074.7
Total assets	$3,706.7	$3,740.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$330.7	$332.7
Accrued liabilities	484.6	499.9
Total current liabilities	815.3	832.6
Asbestos-related liabilities	1,118.1	1,179.6
Postretirement benefits	205.5	243.3
Other non-current liabilities	266.1	277.8
Total non-current liabilities	1,589.7	1,700.7
Total liabilities	2,405.0	2,533.3
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share (104.2 and 104.0 shares issued, respectively)
Outstanding – 91.6 shares and 91.0 shares, respectively	91.6	91.0
Retained earnings	1,449.5	1,320.3
Total accumulated other comprehensive loss	(244.2)	(210.3)
Total ITT Corporation shareholders' equity	1,296.9	1,201.0
Noncontrolling interests	4.8	5.9
Total shareholders’ equity	1,301.7	1,206.9
Total liabilities and shareholders’ equity	$3,706.7	$3,740.2
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Nine Months Ended September 30	2014	2013
Operating Activities
Net income	$152.6	$478.5
Less: (Loss) income from discontinued operations	(4.2)	0.5
Less: Income attributable to noncontrolling interests	1.8	1.2
Income from continuing operations attributable to ITT Corporation	155.0	476.8
Adjustments to income from continuing operations:
Depreciation and amortization	64.2	66.5
Stock-based compensation	10.8	9.7
Asbestos-related (benefit) costs, net	(10.8)	16.5
Asbestos-related payments, net	(8.9)	(19.2)
Changes in assets and liabilities:
Change in receivables	(93.5)	(106.5)
Change in inventories	(6.3)	7.4
Change in accounts payable	1.2	4.4
Change in accrued expenses	4.1	(3.5)
Change in accrued and deferred income taxes	5.0	(340.1)
Other, net	11.1	(13.4)
Net Cash – Operating activities	131.9	98.6
Investing Activities
Capital expenditures	(74.4)	(58.2)
Purchases of investments	(165.1)	(147.2)
Maturities of investments	207.0	84.8
Other, net	—	1.8
Net Cash – Investing activities	(32.5)	(118.8)
Financing Activities
Short-term debt, net	(38.0)	53.5
Long-term debt, repaid	(1.2)	(6.0)
Repurchase of common stock	(25.5)	(87.9)
Issuance of common stock	14.3	28.0
Dividends paid	(20.4)	(18.3)
Excess tax benefit from equity compensation activity	8.4	5.3
Other, net	(1.5)	1.2
Net Cash – Financing activities	(63.9)	(24.2)
Exchange rate effects on cash and cash equivalents	(15.1)	(1.1)
Net Cash – Operating activities of discontinued operations	(5.1)	(18.4)
Net change in cash and cash equivalents	15.3	(63.9)
Cash and cash equivalents – beginning of year	507.3	544.5
Cash and cash equivalents – end of period	$522.6	$480.6
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest paid	$1.1	$0.9
Income taxes paid, net of (refunds received)	$47.8	$11.9
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN MILLIONS)

	Three Months		Nine Months
For the Periods Ended September 30	2014	2013	2014	2013
Common Stock
Common stock, beginning balance	$91.6	$90.3	$91.0	$91.9
Activity from stock incentive plans	0.2	0.4	1.1	2.0
Share repurchases	(0.2)	—	(0.5)	(3.2)
Common stock, ending balance	91.6	90.7	91.6	90.7
Retained Earnings
Retained earnings, beginning balance	1,381.0	872.6	1,320.3	898.8
Net income attributable to ITT Corporation	80.3	430.7	150.8	477.3
Dividends declared	(10.2)	(9.2)	(30.4)	(27.6)
Activity from stock incentive plans	8.7	10.9	32.4	41.2
Share repurchases	(10.3)	—	(25.0)	(84.7)
Purchase of noncontrolling interest	—	—	1.4	—
Retained earnings, ending balance	1,449.5	1,305.0	1,449.5	1,305.0
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance	(127.9)	(189.6)	(129.2)	(195.5)
Net change in postretirement benefit plans	19.0	2.8	20.3	8.7
Postretirement benefit plans, ending balance	(108.9)	(186.8)	(108.9)	(186.8)
Cumulative translation adjustment, beginning balance	(81.7)	(116.9)	(80.8)	(91.7)
Net cumulative translation adjustment	(53.3)	29.4	(54.2)	4.2
Cumulative translation adjustment, ending balance	(135.0)	(87.5)	(135.0)	(87.5)
Unrealized loss on investment securities, beginning balance	(0.3)	(0.3)	(0.3)	(0.3)
Unrealized loss on investment securities, ending balance	(0.3)	(0.3)	(0.3)	(0.3)
Total accumulated other comprehensive loss	(244.2)	(274.6)	(244.2)	(274.6)
Noncontrolling interests
Noncontrolling interests, beginning balance	4.4	4.4	5.9	—
Reclassification of noncontrolling interest	—	—	—	3.9
Income attributable to noncontrolling interests	0.4	0.7	1.8	1.2
Purchase of noncontrolling interest	—	—	(2.9)	—
Other	—	(0.2)	—	(0.2)
Noncontrolling interests, ending balance	4.8	4.9	4.8	4.9
Total Shareholders' Equity
Total shareholders' equity, beginning balance	1,267.1	660.5	1,206.9	703.2
Net change in common stock	—	0.4	0.6	(1.2)
Net change in retained earnings	68.5	432.4	129.2	406.2
Net change in accumulated other comprehensive loss	(34.3)	32.2	(33.9)	12.9
Net change in noncontrolling interests	0.4	0.5	(1.1)	4.9
Total shareholders' equity, ending balance	$1,301.7	$1,126.0	$1,301.7	$1,126.0
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

NOTE 3
RESTRUCTURING ACTIONS
The table below summarizes the restructuring costs presented within general and administrative expenses in our Consolidated Condensed Income Statements for the three and nine months ended September 30, 2014 and 2013.

	Three Months		Nine Months
For the Periods Ended September 30	2014	2013	2014	2013
Severance costs	$2.2	$1.2	$18.8	$9.9
Asset write-offs	—	0.5	1.3	0.5
Other restructuring costs	0.9	—	2.1	0.2
Total restructuring costs	$3.1	$1.7	$22.2	$10.6
By segment:
Industrial Process	$1.6	$0.4	$4.5	$1.1
Motion Technologies	0.1	0.6	0.3	3.1
Interconnect Solutions	0.4	0.6	16.4	6.0
Control Technologies	—	—	—	—
Corporate and Other	1.0	0.1	1.0	0.4
The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Condensed Balance Sheet within accrued liabilities, for the nine months ended September 30, 2014 and 2013.

For the Nine Months Ended September 30	2014	2013
Restructuring accruals - beginning balance	$14.7	$7.8
Restructuring costs	22.2	10.6
Cash payments	(13.0)	(13.2)
Asset write-offs	(1.3)	(0.5)
Foreign exchange translation and other	(0.5)	—
Restructuring accrual - ending balance	$22.1	$4.7
By accrual type:
Severance accrual	$20.0	$4.7
Facility carrying and other costs accrual	2.1	—
Interconnect Solutions Turnaround Activities
In 2013, we initiated a comprehensive restructuring plan to improve the overall cost structure of our Interconnect Solutions (ICS) segment. The costs incurred during the nine months ended September 30, 2014 of $16.4, primarily relate to employee severance for approximately 250 planned headcount reductions, associated with an action to move certain production lines from one location to another existing lower cost manufacturing site. The costs incurred during the nine months ended September 30, 2013 of $6.0 primarily related to employee severance for 75 reductions across our global operating locations. To date, we have incurred $34.5 under the ICS turnaround plan spanning the past 2 years, and related to these previously announced actions, we expect to incur further restructuring costs of approximately $1.0 over the next three months. The following table provides a rollforward of the restructuring accrual associated with the ICS turnaround activities.

For the Nine Months Ended September 30	2014
Restructuring accruals - beginning balance	$8.0
Restructuring costs	16.4
Cash payments	(8.0)
Asset write-offs	(1.3)
Restructuring accruals - ending balance	$15.1

NOTE 4
INCOME TAXES
For the three months ended September 30, 2014, the Company recognized income tax expense of $38.0 representing an effective tax rate of 31.9% compared to an income tax benefit of $354.4, and an effective tax rate of (446.9)%, for the three months ended September 30, 2013. For the nine months ended September 30, 2014 the Company recognized income tax expense of $63.4 representing an effective tax rate of 28.8% compared to an income tax benefit of $325.0, and an effective tax rate of (212.4)%. The 2014 effective tax rate includes tax benefits resulting from a tax basis step-up election in Italy and additional income that is eligible for the tax holiday in Korea. These were partially offset by a change in the foreign valuation allowance assessment.
The significantly lower effective tax rate in 2013 is primarily attributable to the release of the valuation allowance against U.S. deferred tax assets of $374.6. In the third quarter of 2013, the Company moved from a three-year adjusted cumulative domestic pretax loss position to a three-year adjusted cumulative domestic pretax income position. In measuring adjusted cumulative pretax income (loss), the Company adjusted pretax U.S. income (loss) for nonrecurring items and recurring permanent differences. The recurring permanent differences included excess stock option deductions which represented the amount of tax deductions in excess of book deductions, ultimately reducing book income on the tax return, and foreign earnings, the indefinite reinvestment of which was not asserted, and was not expected to be asserted in the foreseeable future, and dividends paid or expected to be paid. Each of these items was recurring in nature and representative of our book taxable income. In addition, we included adjustments for certain non-recurring costs directly attributable to the 2011 spin-off transaction as these were not indicative of future taxable income. The three-year cumulative income position was strong positive evidence in evaluating the realizability of our deferred tax assets as of September 30, 2013. However, the Company considered all available evidence, both positive and negative, in its evaluation to reverse the valuation allowance at that time, including future earnings, industry trends, and certain contingencies, such as asbestos-related costs. Further, we considered future reversals of existing taxable temporary differences as a source of income available to recover a portion of existing deferred tax assets, future taxable income exclusive of reversing taxable temporary differences and carryforwards, and available tax-planning strategies in assessing the realizability of the deferred tax assets. Based on positive evidence, including the three-year cumulative positive income and the absence of any significant negative evidence, management determined that it was more likely than not that the Company's U.S. deferred tax assets would be realized except for certain deferred tax assets attributable to state net operating losses and tax credits.
The Company continues to maintain a valuation allowance against certain deferred tax assets attributable to state net operating losses and tax credits and certain foreign net deferred tax assets primarily in Luxembourg, Germany and China.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Germany, Italy, Korea, the United Kingdom and the U.S. The Company anticipates that the U.S. federal income tax audit for the years 2009 through 2011 will be completed within the next twelve months. The calculation of our tax liability for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit. The settlement of an examination could result in changes in amounts attributable to us through the Tax Matters Agreement entered into with Exelis, Inc. and Xylem, Inc. Over the next twelve months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $84.1 due to changes in audit status, expiration of statutes of limitations and other events.

NOTE 5
EARNINGS PER SHARE
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT Corporation for the three and nine months ended September 30, 2014 and 2013.

	Three Months		Nine Months
For the Periods Ended September 30	2014	2013	2014	2013
Basic weighted average common shares outstanding	91.6	90.4	91.5	91.0
Add: Dilutive impact of outstanding equity awards	1.3	1.5	1.4	1.3
Diluted weighted average common shares outstanding	92.9	91.9	92.9	92.3
The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 because they were anti-dilutive.

	Three Months		Nine Months
For the Periods Ended September 30	2014	2013	2014	2013
Anti-dilutive stock options	0.2	—	0.2	0.3
Average exercise price	$43.51	N/A	$43.51	$26.80
Year of expiration	2024	N/A	2024	2023
In addition, 0.2 of outstanding employee return on invested capital (ROIC) awards were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2014, as the three-year performance metric related to the ROIC awards has not yet been achieved.
NOTE 6
RECEIVABLES, NET

	September 30, 2014	December 31, 2013
Trade accounts receivable	$538.1	$463.9
Notes receivable	4.2	6.3
Other	37.0	39.1
Receivables, gross	579.3	509.3
Less: Allowance for doubtful accounts	(10.1)	(12.6)
Receivables, net	$569.2	$496.7
NOTE 7
INVENTORIES, NET

	September 30, 2014	December 31, 2013
Finished goods	$54.9	$49.9
Work in process	74.1	94.8
Raw materials	162.0	166.7
Inventoried costs related to long-term contracts	68.3	85.4
Total inventory before progress payments	359.3	396.8
Less: Progress payments	(46.5)	(80.9)
Inventories, net	$312.8	$315.9

NOTE 8
OTHER CURRENT AND NON-CURRENT ASSETS

	September 30, 2014	December 31, 2013
Asbestos-related current assets	$100.1	$84.5
Short-term investments	67.6	112.9
Current deferred income taxes	61.9	59.5
Prepaid income taxes	21.7	23.6
Other	53.7	65.1
Other current assets	$305.0	$345.6
Other employee benefit-related assets	$96.3	$95.5
Capitalized software costs	18.2	14.6
Environmental-related assets	7.6	11.7
Equity method investments	4.7	4.7
Other	19.2	18.4
Other non-current assets	$146.0	$144.9
NOTE 9
PLANT, PROPERTY AND EQUIPMENT, NET

	September 30, 2014	December 31, 2013
Land and improvements	$24.9	$26.8
Machinery and equipment	853.6	834.5
Buildings and improvements	226.0	211.6
Furniture, fixtures and office equipment	74.2	74.6
Construction work in progress	46.8	59.8
Other	8.3	8.5
Plant, property and equipment, gross	1,233.8	1,215.8
Less: Accumulated depreciation	(800.6)	(789.6)
Plant, property and equipment, net	$433.2	$426.2
Depreciation expense of $18.5 and $52.2 was recognized in the three and nine months ended September 30, 2014, respectively, and $16.4 and $46.9 was recognized in the three and nine months ended September 30, 2013, respectively.
NOTE 10
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the nine months ended September 30, 2014 by segment.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total
Goodwill - December 31, 2013	$351.0	$49.8	$73.9	$185.1	$659.8
Goodwill acquired	1.2	—	—	—	1.2
Foreign currency	(12.6)	(3.8)	(1.6)	—	(18.0)
Goodwill - September 30, 2014	$339.6	$46.0	$72.3	$185.1	$643.0

Other Intangible Assets, Net

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$84.1	$(36.9)	$47.2	$84.9	$(31.9)	$53.0
Proprietary technology	28.9	(9.4)	19.5	30.3	(7.6)	22.7
Patents and other	15.5	(13.6)	1.9	16.4	(13.0)	3.4
Finite-lived intangible total	128.5	(59.9)	68.6	131.6	(52.5)	79.1
Indefinite-lived intangibles	26.9	—	26.9	27.8	—	27.8
Other Intangible Assets	$155.4	$(59.9)	$95.5	$159.4	$(52.5)	$106.9
Amortization expense related to finite-lived intangible assets was $2.5 and $8.8 for the three and nine months ended September 30, 2014, respectively, and $3.6 and $15.1 for the three and nine months ended September 30, 2013, respectively.
NOTE 11
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	September 30, 2014	December 31, 2013
Compensation and other employee-related benefits	$171.3	$178.5
Asbestos-related liabilities	106.4	85.1
Customer-related liabilities	57.0	55.6
Accrued income taxes and other tax-related liabilities	37.4	29.8
Environmental liabilities and other legal matters	33.9	38.5
Accrued warranty costs	28.4	28.6
Short-term loans and current maturities of long-term debt	1.6	39.8
Other accrued liabilities	48.6	44.0
Accrued liabilities	$484.6	$499.9
Deferred income taxes and other tax-related accruals	$109.6	$116.2
Environmental liabilities	79.2	85.1
Compensation and other employee-related benefits	40.4	43.8
Other	36.9	32.7
Other non-current liabilities	$266.1	$277.8
NOTE 12
DEBT

	September 30, 2014	December 31, 2013
Commercial Paper	$—	$38.0
Current maturities of long-term debt	1.2	1.3
Current capital leases	0.4	0.5
Short-term loans and current maturities of long-term debt	1.6	39.8
Non-current maturities of long-term debt	6.5	7.6
Non-current capital leases	1.2	1.5
Long-term debt and capital leases	7.7	9.1
Total debt and capital leases	$9.3	$48.9

NOTE 13
POSTRETIREMENT BENEFIT PLANS
The following tables provide the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three and nine months ended September 30, 2014 and 2013.

	2014			2013
Three Months Ended September 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$1.2	$0.5	$1.7	$1.7	$0.7	$2.4
Interest cost	3.9	2.0	5.9	3.7	2.1	5.8
Expected return on plan assets	(5.1)	(0.2)	(5.3)	(4.9)	(0.2)	(5.1)
Amortization of prior service cost (benefit)	0.1	(1.5)	(1.4)	0.2	(0.1)	0.1
Amortization of net actuarial loss	1.6	0.8	2.4	2.2	1.1	3.3
Net periodic benefit cost	1.7	1.6	3.3	2.9	3.6	6.5
Loss from curtailment	—	—	—	0.7	—	0.7
Total net periodic benefit cost	$1.7	$1.6	$3.3	$3.6	$3.6	$7.2

	2014			2013
Nine Months Ended September 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$3.7	$1.4	$5.1	$5.1	$2.2	$7.3
Interest cost	11.7	5.9	17.6	11.0	6.2	17.2
Expected return on plan assets	(15.5)	(0.5)	(16.0)	(14.7)	(0.5)	(15.2)
Amortization of prior service cost (benefit)	0.5	(4.5)	(4.0)	0.6	(0.3)	0.3
Amortization of net actuarial loss	4.7	2.3	7.0	6.7	3.3	10.0
Net periodic benefit cost	5.1	4.6	9.7	8.7	10.9	19.6
Loss from curtailment	—	—	—	0.7	—	0.7
Total net periodic benefit cost	$5.1	$4.6	$9.7	$9.4	$10.9	$20.3
In the third quarter of 2014, management approved and communicated changes to one of our other employee-related benefit plans, principally the reduction of certain future medical benefits. We remeasured the projected benefit obligation for the impacted plan on September 30, 2014 for this amendment resulting in a decrease of $28.8.
During the third quarter of 2013, management approved changes to certain of our defined benefit pension and postretirement plans, including the merging of plans and the elimination of future benefit accruals for plan participants as of December 31, 2013. As a result, we remeasured the projected benefit obligations and plan assets for certain plans on September 30, 2013. The remeasurement resulted in a decrease to ITT's net pension liability of $4.4 and a curtailment loss of $0.7 as of and for the quarter ended September 30, 2013.
During the three months ended September 30, 2014 and 2013, we made contributions to our global postretirement plans of $2.9 and $3.0, respectively. During the nine months ended September 30, 2014 and 2013, we made contributions to our global postretirement plans of $7.7 and $8.8, respectively. We do not expect to make material contributions to our global pension plans during the remainder of 2014.
During the three months ended September 30, 2014 and 2013, we amortized $0.8 and $(0.4), net of tax, respectively, from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss. Similarly, during the nine months ended September 30, 2014 and 2013, we amortized $2.1 and $6.5, net of tax, into earnings, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.

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
LTIP costs are primarily recorded within general and administrative expenses, and are reduced by an estimated forfeiture rate. The following table provides the components of these costs for the three and nine months ended September 30, 2014 and 2013.

	Three Months		Nine Months
For the Periods Ended September 30	2014	2013	2014	2013
Equity-based awards	$4.0	$3.5	$10.8	$9.7
Liability-based awards	1.0	1.4	2.9	2.2
Total share-based compensation expense	$5.0	$4.9	$13.7	$11.9
At September 30, 2014, there was $22.5 of estimated unrecognized compensation cost related to unvested equity-based awards that is expected to be recognized ratably over a weighted-average period of 2.1 years. Total estimated unrecognized compensation cost projected to be incurred for unvested liability-based awards as of September 30, 2014 was $3.4; this is expected to be recognized ratably over a weighted-average period of 1.6 years.
Year-to-Date 2014 LTIP Activity
The majority of our LTIP activity occurs during the first quarter of each year. The majority of LTIP grants occurred on March 4, 2014. During the nine months ended September 30, 2014, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Grant Date Fair Value
NQOs	0.2	$11.93
RSUs	0.3	$43.52
TSR	0.1	$48.78
ROIC	0.1	$42.20
The NQOs vest either on the completion of a three-year service period or annually in three equal installments, as determined by employee level, and have a ten-year expiration period. RSUs, TSR awards, and ROIC awards vest on the completion of a three-year service period.
During the nine months ended September 30, 2014 and 2013, 0.8 and 1.7 stock options were exercised resulting in proceeds of $14.3 and $28.0, respectively. In addition, during the nine months of 2014 and 2013, 0.3 restricted stock units vested and were issued.
The fair value of each NQO grant was estimated on the date of grant using a binomial lattice pricing model that incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following table details the weighted average assumptions used to measure fair value and the resulting grant date fair value of NQOs granted during the first nine months of 2014.

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
NOTE 15
CAPITAL STOCK
On October 27, 2006, a three-year $1 billion share repurchase program was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. We repurchased 0.2 and 0.4 shares of common stock for $10.0 and $20.0 during the three and nine months ended September 30, 2014. We repurchased 3.1 shares of common stock for $85.2 during the nine months ended September 30, 2013, respectively. We did not repurchase any shares of common stock during the three months ended September 30, 2013. To date, under the 2006 Share Repurchase Program, the Company has repurchased 15.7 shares for $649.3.
Separate from the 2006 Share Repurchase Program, the Company repurchased 0.1 shares and 0.1 shares for an aggregate price of $5.5 and $2.8, during the nine months ended September 30, 2014 and 2013, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units.

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
As of September 30, 2014, there were approximately 50 thousand pending active claims against ITT, including Goulds Pumps, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

For the Nine Months Ended September 30 (in thousands)	2014	2013
Pending claims – Beginning	79	96
New claims	3	4
Settlements	(2)	(3)
Dismissals(a)	(12)	(20)
Pending claims – Ending	68	77
Pending inactive claims(a)	18	18
Pending active claims	50	59

(a)
The 2013 dismissals reported in the table above include the dismissal of approximately 12 thousand claims, that were considered pending inactive claims. There were no inactive claims dismissed during 2014. Inactive claims represent pending claims in Mississippi filed in 2004 or prior, which have been excluded from our asbestos measurement because the plaintiffs cannot demonstrate a significant compensable loss. As such, management believes these claims have little-to-no value.

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
The Company has negotiated with certain of its insurers to reimburse the Company for a portion of its indemnity and defense costs through “coverage-in-place” agreements or long-term policy buyout agreements. The agreements are designed to facilitate an orderly resolution and collection of ITT's insurance portfolio and to mitigate issues that insurers may raise regarding their responsibility to respond to claims. These agreements, in the aggregate, represent approximately 55% of the recorded asbestos-related asset as of September 30, 2014. Under coverage-in-place agreements, an insurer's policies remain in force and the insurer undertakes to provide coverage for the Company's pending and future asbestos claims on specified terms and conditions. Insurance payments under coverage-in-place agreements are made to the Company as asbestos claims are settled or adjudicated. The Company's buyout agreements provide an agreed upon amount of available coverage for future asbestos claims under the subject policies to be paid to a Qualified Settlement Fund (QSF) on a specific schedule as agreed upon by the Company and its insurer. However, assets in the QSF are only available and distributed when qualifying asbestos expenditures are submitted for reimbursement as defined in the QSF agreement. Therefore, recovery of insurance reimbursements under these types of agreements are dependent on the timing of the payment of the liability and, consistent with the asbestos liability, have not been discounted to present value.
Estimating our exposure to pending asbestos claims and those that may be filed in the future is subject to significant uncertainty and risk as there are multiple variables that can affect the timing, severity, quality, quantity and resolution of claims. Any predictions with respect to the variables impacting the estimate of the asbestos liability and related asset are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company's asbestos exposures, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, which additional costs may be material, we do not believe there is a reasonable basis for estimating those costs at this time.
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
Income Statement Charges
In the third quarter of each year, we conduct our annual asbestos remeasurement with the assistance of outside consultants to review and update the underlying assumptions used in our asbestos liability and related asset estimates. In each remeasurement, the underlying assumptions are updated based on our actual experience since our previous annual remeasurement and we reassess the appropriate reference period used in determining each assumption and our expectations regarding future conditions, including inflation.
Based on the results of this study, in the third quarter of 2014, we decreased our estimated undiscounted asbestos liability, including legal fees, by $42.8, reflecting a decrease in costs the company estimates will be incurred to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The decrease in our estimated liability is a result of several developments, including an expectation of lower defense costs relative to indemnities paid over the projection period and favorable experience in the ratio of dismissed claims versus settled claims. These favorable factors were offset in part by an increasing number of cases expected to be adjudicated. Further, in the third quarter of 2014, the Company increased its estimated asbestos-related assets by $16.0, principally due to the estimated probable recoveries of certain liabilities resulting from the annual study.
In the third quarter of 2013, ITT reached an agreement-in-principle (Settlement) with an insurer to settle responsibility for multiple categories of claims, including future claims. Under the terms of the Settlement, the insurer agreed to a specified series of payments through 2018 to fully exhaust its primary policies issued to ITT. The Settlement resulted in a net benefit of $31.0 during the quarter ended September 30, 2013 with a corresponding increase in the asbestos-related asset.

In addition to the charges associated with our annual remeasurement, we record a net asbestos charge each quarter to maintain a rolling 10-year forecast period. The table below summarizes the total net asbestos charges for the three and nine months ended September 30, 2014 and 2013.

	Three Months		Nine Months
	2014	2013	2014	2013
Asbestos provision	$16.3	$15.1	$48.0	$47.0
Asbestos remeasurement, net	(58.8)	0.5	(58.8)	0.5
Settlement agreement	—	(31.0)	—	(31.0)
Asbestos-related (benefit) costs, net	$(42.5)	$(15.4)	$(10.8)	$16.5
Changes in Financial Position
The Company's estimated asbestos exposure, net of expected recoveries, for the resolution of all pending claims and claims estimated to be filed in the next 10 years was $727.2 and $746.9 as of September 30, 2014 and December 31, 2013, respectively. The following table provides a rollforward of the estimated asbestos liability and related assets for the nine months ended September 30, 2014.

	Liability	Asset	Net
Balance as of December 31, 2013	$1,264.7	$517.8	$746.9
Asbestos provision	55.5	7.5	48.0
Asbestos remeasurement, net	(42.8)	16.0	(58.8)
Net cash and other activity	(52.9)	(44.0)	(8.9)
Balance as of September 30, 2014	$1,224.5	$497.3	$727.2
Current portion	$106.4	$100.1
Noncurrent portion	$1,118.1	$397.2
Future Cash Flows
We estimate that we will be able to recover 41% of the asbestos indemnity and defense costs for pending claims as well as unasserted claims estimated to be filed over the next 10 years from our insurers. Actual insurance reimbursements will vary from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. Certain of our primary coverage-in-place agreements are expected to exhaust within the next several months, which may result in higher net cash outflows until excess carriers begin accepting claims for reimbursement. In the tenth year of our estimate, our insurance recoveries are currently projected to be 25%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
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
Annual net cash outflows, net of tax benefits, are projected to average $15 to $25 over the next five years, as compared to an average of $14 over the past three annual periods, and increase to an average of approximately $40 to $50, over the remainder of the projection period.

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
The following table provides a rollforward of the estimated environmental liability and related assets for the nine months ended September 30, 2014.

	Liability	Asset	Net
Balance as of December 31, 2013	$94.6	$11.7	$82.9
Change in estimates for pre-existing accruals:
Continuing operations	1.3	(3.3)	4.6
Discontinued operations	2.4	(0.6)	3.0
Accruals added during the period for new matters	0.1	—	0.1
Net cash activity	(9.4)	(0.2)	(9.2)
Foreign currency	(0.2)	—	(0.2)
Balance as of September 30, 2014	$88.8	$7.6	$81.2
The following table illustrates the reasonably possible range of estimated liability, and number of active sites for environmental matters, at September 30, 2014.

Low-end estimate	$68.5
High end estimate	$156.5
Number of active environmental investigation and remediation sites	54
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

	Revenue		Operating Income		Operating Margin
Three Months Ended September 30	2014	2013	2014	2013	2014	2013
Industrial Process	$292.7	$285.0	$31.0	$27.7	10.6%	9.7%
Motion Technologies	197.0	176.8	36.5	24.8	18.5%	14.0%
Interconnect Solutions	98.4	103.9	11.2	10.8	11.4%	10.4%
Control Technologies	70.7	69.9	15.7	13.7	22.2%	19.6%
Total segment results	658.8	635.6	94.4	77.0	14.4%	12.1%
Asbestos-related benefit, net	—	—	42.5	15.4	—	—
Eliminations / Other corporate costs	(1.7)	(1.6)	(17.2)	(15.4)	—	—
Total Eliminations / Corporate and Other costs	(1.7)	(1.6)	25.3	—	—	—
Total	$657.1	$634.0	$119.7	$77.0	18.2%	12.1%

	Revenue		Operating Income		Operating Margin
Nine Months Ended September 30	2014	2013	2014	2013	2014	2013
Industrial Process	$867.6	$810.5	$80.7	$78.3	9.3%	9.7%
Motion Technologies	612.8	541.4	111.4	81.1	18.2%	15.0%
Interconnect Solutions	302.1	295.0	20.5	16.2	6.8%	5.5%
Control Technologies	217.3	208.7	47.4	43.5	21.8%	20.8%
Total segment results	1,999.8	1,855.6	260.0	219.1	13.0%	11.8%
Asbestos-related (benefit) costs, net	—	—	10.8	(16.5)	—	—
Eliminations / Other corporate costs	(5.2)	(4.2)	(48.3)	(47.0)	—	—
Total Eliminations / Corporate and Other costs	(5.2)	(4.2)	(37.5)	(63.5)	—	—
Total	$1,994.6	$1,851.4	$222.5	$155.6	11.2%	8.4%

	Total Assets		Capital Expenditures		Depreciation & Amortization
Nine Months Ended September 30	2014	2013(a)	2014	2013	2014	2013
Industrial Process	$1,168.7	$1,132.7	$26.5	$29.6	$21.3	$24.5
Motion Technologies	484.2	466.2	32.5	13.4	21.9	22.4
Interconnect Solutions	366.4	364.6	8.5	6.6	8.9	7.8
Control Technologies	341.4	344.7	1.3	2.7	7.5	7.4
Corporate and Other	1,346.0	1,432.0	5.6	5.9	4.6	4.4
Total	$3,706.7	$3,740.2	$74.4	$58.2	$64.2	$66.5

(a)	Amounts reflect balances as of December 31, 2013.

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
Executive Summary
During the third quarter of 2014, we delivered revenue of $657.1 reflecting growth of 3.6% over the prior year primarily driven by the continuation of strength we have been experiencing in the oil & gas market from our project pump business, market growth and market share gains in the automotive brake pad market, and global market share gains in our KONI shock absorber business as a result of the successful turnaround. This growth was partially offset by revenue declines in defense and communication market connectors, as well as in industrial valves which reflects the year-over-year impact from a significant one-time prior year shipment. Geographically, revenue grew 13.2% in emerging markets, mainly due to brake pad share gains and rail growth in China and increased oil & gas project pump business in Latin America and the Middle East.
Total ITT orders expanded 1.7% to $688.7 due to year-over-year gains in both the automotive and KONI businesses at Motion Technologies, along with solid North American chemical and mining project pump activity within Industrial Process. This was partially offset by declines in communication and other non-strategic connectors at Interconnect Solutions, as well as on-going order delays in oil & gas pump projects particularly in emerging markets.
Operating income was $119.7 for the quarter, representing a $42.7, or 55.5%, increase from the prior year, largely due to the annual remeasurement of our asbestos liability and related assets, which contributed to a favorable year-over-year benefit to operating income related to asbestos of $27.1. Segment operating income grew $17.4, or 22.6%, primarily due to strength at Motion Technologies from increased volume and our turnaround efforts at our KONI business, as well as strong net operational productivity and restructuring savings. Adjusted segment operating income, a non-GAAP measure, increased $15.2, or 18.1%, over the prior year and reflects a 15.1% adjusted segment operating margin, a 190 basis point improvement. See the “Key Performance Indicators and Non-GAAP Measures” section included within Management's Discussion and Analysis for a reconciliation of the adjusted non-GAAP measures.
Income from continuing operations attributable to ITT Corporation during the third quarter of 2014 was $80.6, or $0.87 per diluted share, reflecting a decrease of $3.84 per diluted share from the prior year primarily due to the reversal of a U.S. deferred tax valuation allowance of $4.08 per diluted share. Adjusted income from continuing operations, a non-GAAP measure, was $61.7, or $0.66 per diluted share, for the third quarter of 2014, reflecting an increase of $11.8, or 23.6%, over the prior year, driven by the higher segment operating income and a lower effective tax rate, partially offset by higher corporate costs related to internal capability building and other investments.
Capital deployment during the quarter was focused on funding strategic growth investments, including the expansion and re-balancing of our global auto brake pad production capacity, as well as building-out our aftermarket reach and capabilities within our Industrial Process segment. Additionally during the quarter, we continued to advance our Lean initiative and capture opportunities to improve efficiency and costs, including restructuring actions taken at Bornemann where we are accelerating our Lean activities to create a more effective cost structure.
During the third quarter of 2014, our focus on the premier customer experience drove wins on key strategic contracts including:

■	$40 in large, long-term oil & gas and mining project wins

■	$6 aerospace interior isolator component win (10-year)

■	$6 shock absorber win in U.S. defense market

■	$5 defense vibration damper win (10-year)

■	$3 aerospace vibration isolator win (10-year)
■ Automotive OEM platform wins in China and Europe and our first North American platform with General Motors
Additionally, our premier customer experience earned us recognition from two major U.S. Aerospace customers, as our two main aerospace production facilities within Control Technologies earned Gold and Silver operational scorecard status. This means that we have at least 98 percent on-time delivery performance, and close to 100 percent quality performance for the last 12 months.
Further details related to these results are contained in the Discussion of Financial Results section.

DISCUSSION OF FINANCIAL RESULTS
Three and Nine Months Ended September 30

	Three Months			Nine Months
For the Periods Ended September 30	2014	2013	Change	2014	2013	Change
Revenue	$657.1	$634.0	3.6%	$1,994.6	$1,851.4	7.7%
Gross profit	219.9	202.9	8.4%	649.5	591.2	9.9%
Gross margin	33.5%	32.0%	150bp	32.6%	31.9%	70bp
Operating expenses	100.2	125.9	(20.4%)	427.0	435.6	(2.0%)
Expense to revenue ratio	15.2%	19.9%	(470)bp	21.4%	23.5%	(210)bp
Operating income	119.7	77.0	55.5%	222.5	155.6	43.0%
Operating margin	18.2%	12.1%	610bp	11.2%	8.4%	280bp
Income tax expense (benefit)	38.0	(354.4)	(110.7%)	63.4	(325.0)	(119.5%)
Effective tax rate	31.9%	(446.9)%	47,880bp	28.8%	(212.4)%	24,120bp
Net income attributable to ITT Corporation	80.3	430.7	(81.4%)	150.8	477.3	(68.4%)
REVENUE

For the Three Months Ended September 30	2014	2013	Change	Organic Growth
Industrial Process	$292.7	$285.0	2.7%	3.2%
Motion Technologies	197.0	176.8	11.4%	11.4%
Interconnect Solutions	98.4	103.9	(5.3)%	(5.3)%
Control Technologies	70.7	69.9	1.1%	1.3%
Eliminations	(1.7)	(1.6)	6.3%	—
Revenue	$657.1	$634.0	3.6%	3.9%
Revenue for the three months ended September 30, 2014 increased $23.1, or 3.6%, over the prior year driven by the growth of our Motion Technologies segment of $20.2, or 11.4%, stemming from strength in the brake pad and shock absorber product categories, led by an increase in friction aftermarket and KONI rail equipment. The Industrial Process segment saw revenue gains of $7.7, or 2.7%, primarily from large engineered project business in the oil & gas markets of North America and Latin America, partially offset by a decline in our chemical end market due to a large prior year industrial valve shipment, and softness in our North American short-cycle base pump business. The Interconnect Solutions segment revenue declined $5.5, or 5.3%, from the prior year, primarily due to weakness in defense and communication market connectors, as well as from the expected decline in our non-strategic connector product lines, partially offset by growth from the oil & gas market in North America and the general industrial market in Asia Pacific. Our Control Technologies segment grew $0.8, or 1.1%, reflecting strength in commercial aerospace and energy absorption equipment, partially offset by softness in the defense market and an end-of-life aerospace aftermarket project.

For the Nine Months Ended September 30	2014	2013	Change	Organic Growth
Industrial Process	$867.6	$810.5	7.0%	7.8%
Motion Technologies	612.8	541.4	13.2%	10.6%
Interconnect Solutions	302.1	295.0	2.4%	1.8%
Control Technologies	217.3	208.7	4.1%	4.2%
Eliminations	(5.2)	(4.2)	23.8%	—
Revenue	$1,994.6	$1,851.4	7.7%	7.2%
Revenue for the nine months ended September 30, 2014 increased $143.2, or 7.7%, over the prior year, reflecting growth at each of our segments. The Industrial Process segment generated revenue growth of $57.1, or 7.0%, primarily from the chemical, oil & gas, and mining markets in North America and Latin America. The Motion Technologies segment experienced growth of $71.4, or 13.2%, driven by strength in both automotive original equipment (OE) and aftermarket, as well as in the global rail markets. Our Interconnect Solutions segment generated sales growth of $7.1, or 2.4%, with growth stemming from the heavy equipment and rail markets as well as continued

strength from the oil & gas markets. Our Control Technologies segment grew $8.6, or 4.1%, reflecting strength in commercial aerospace, as well as energy absorption and natural gas valves.
The following tables illustrate revenue generated within a specific country or region, the corresponding percentage change, and the organic growth, a non-GAAP measure. See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue growth.

For the Three Months Ended September 30	2014	2013	Change	Organic Growth
United States	$225.9	$231.1	(2.3)%	(2.2)%
Germany	82.6	73.6	12.2%	12.2%
France	31.1	35.0	(11.1)%	(11.7)%
Other developed markets	107.8	109.0	(1.1)%	(2.0)%
Total developed markets	447.4	448.7	(0.3)%	(0.5)%
South and Central America	58.7	44.9	30.7%	37.0%
Eastern Europe and Russia	31.4	29.7	5.7%	8.3%
Middle East and Africa	41.4	34.1	21.4%	19.2%
China and Hong Kong	47.1	33.3	41.4%	41.9%
Other emerging markets	31.1	43.3	(28.2)%	(29.2)%
Total emerging markets	209.7	185.3	13.2%	14.5%
Revenue	$657.1	$634.0	3.6%	3.9%

For the Nine Months Ended September 30	2014	2013	Change	Organic Growth
United States	$691.3	$664.8	4.0%	4.0%
Germany	247.5	205.2	20.6%	17.3%
France	101.7	108.6	(6.4)%	(9.2)%
Other developed markets	347.7	333.9	4.1%	3.0%
Total developed markets	1,388.2	1,312.5	5.8%	4.7%
South and Central America	173.2	142.3	21.7%	28.6%
Eastern Europe and Russia	93.9	94.0	(0.1)%	(1.9)%
Middle East and Africa	110.7	97.3	13.8%	11.8%
China and Hong Kong	138.0	93.5	47.6%	47.3%
Other emerging markets	90.6	111.8	(19.0)%	(20.1)%
Total emerging markets	606.4	538.9	12.5%	13.2%
Revenue	$1,994.6	$1,851.4	7.7%	7.2%
Industrial Process
Industrial Process revenue for the three months ended September 30, 2014 increased $7.7, or 2.7%, reflecting the continued strength from our large engineered project pump business which generated year-over-year growth of approximately 17% in the oil & gas market. This was partially offset by a decline in the general chemical and industrial markets due to a large prior year industrial valve shipment and softness in our North American short-cycle base pump business. In addition, revenue decreased approximately 5% within the mining market, primarily due to declines in Asia Pacific and Latin America.
Industrial Process revenue for the nine months ended September 30, 2014 increased $57.1, or 7.0%. This growth primarily reflects market share gains in the large highly engineered project pump business, driven by growth in the oil & gas market of approximately 18%. The project pump business also contributed to revenue growth in the chemical market of approximately 8% and in the mining market of approximately 14%. The growth of our project pump business was partially offset by a decline in our North American short-cycle base business, primarily in the general chemical and industrial markets, as well softness in valves and aftermarket parts and service. In addition, foreign currency translation unfavorably impacted revenue $8.5 during the nine months ended September 30, 2014.
Orders for the three months ended September 30, 2014 were $325.3, reflecting a decrease of $4.4, or 1.3%, primarily due to an approximate 4% decline in project pump orders from the oil & gas market and softness in short-cycle base pumps. The decline was partially offset by order growth in North American petrochemical and mining projects as well as in our parts and service business. Additionally, orders increased approximately 12% sequentially over the second quarter of 2014. Orders for the nine months ended September 30, 2014 were $913.8, reflecting a decline of $3.5, or 0.4%, compared to the prior year, and includes an unfavorable foreign currency impact of $10.8. The year-to-date order activity for 2014 reflects growth in service and base pumps, offset by a decline in engineered project pump orders due to a delay in the release of expected projects. Order backlog as of September 30, 2014 was $718.5, reflecting a 5.4% increase over December 31, 2013.
Growth in emerging markets, including Russia and Venezuela, is an important component of the growth strategy for Industrial Process and ITT. To date, we have not experienced any significant disruptions, although we continue to closely monitor developments given the instability in the current political environments. The continuation or escalation of the current geopolitical instability in these regions could negatively impact our results and future growth prospects.
Motion Technologies
Motion Technologies revenue for the three months ended September 30, 2014 increased $20.2, or 11.4%, over the prior year. This increase reflects growth in our Friction Technologies and KONI businesses of approximately 6% and 45%, respectively. The growth at Friction Technologies was the result of an increase in aftermarket of approximately 9%, mostly in our European dealer service channel, as well as market growth and share gains in China. The KONI revenue growth was the result of improved performance and increased demand for our shock absorber products in the global rail market and the North American automotive markets.
Motion Technologies revenue for the nine months ended September 30, 2014 increased $71.4, or 13.2%, reflecting approximately 11% growth in Friction Technologies and 27% growth in KONI. Growth in Friction Technologies came from both the aftermarket and OE channels. Aftermarket benefited from the addition of a new production line, as well as improved production press efficiency rates coming from specific Lean initiatives to meet increased demand. The year-over-year increase in OE was driven by growth in China which corresponds with our investments and strategic focus to gain market share in the Asia Pacific region. Higher year-over-year revenues in KONI related to growth in the global rail market as well as growth in the North American automotive market. In addition, foreign currency translation favorably impacted revenue $13.9 during the nine months ended 2014.
Orders for the three months ended September 30, 2014 increased $21.4, or 11.7%, over the prior year, driven by order growth at KONI of approximately 42% from continued strong order intake within the rail market globally and a $6 shock absorber order in the U.S. defense market. Orders at our Friction Technologies business increased 8% due to key automotive platform wins in Europe and China. Orders for the nine months ended September 30, 2014 increased $89.0, or 16.2%, driven by OE strength in China, as well as European aftermarket, and the rail market in Asia Pacific and European markets.
Interconnect Solutions
Interconnect Solutions revenue for the three months ended September 30, 2014 decreased by $5.5, or 5.3%, as compared to the prior year, primarily due to the expected sales decline from certain non-strategic connector product lines and a decrease in sales to the defense and communications connector markets. This decline was partially offset by higher sales into the oil & gas market in North America and the general industrial market in Asia Pacific.
Interconnect Solutions revenue for the nine months ended September 30, 2014 increased by $7.1, or 2.4% over the prior year, mainly due to sales growth in the transportation and industrial markets of approximately 8% driven by a 30% increase in sales of heavy equipment and rail connectors. In addition, we experienced revenue growth of approximately 15% to the oil & gas market primarily reflecting increased demand. The growth was partially offset by a decline in sales of approximately 55% to the communications market.
Control Technologies
Control Technologies revenue for the three months ended September 30, 2014 increased by $0.8, or 1.1%, as compared to the prior year driven by growth of approximately 7% in our CT Industrial division. The industrial growth was due to global gains in energy absorption products due to our intensified focus on direct opportunities in the infrastructure and heavy vehicles markets. This growth was partially offset by a decline of 1% in the CT Aerospace division that reflects the impact from an end of life aerospace aftermarket program and U.S. military spending cuts that resulted in an approximate year-over-year decline of 17% in the defense market. These negative impacts were almost entirely offset by growth in commercial OE and aftermarket components, excluding the end of life aftermarket program, of approximately 7% and 17%, respectively.

Control Technologies revenue for the nine months ended September 30, 2014 increased by $8.6, or 4.1%, as compared to the prior year, driven by growth of 6% in our CT Industrial division, and an increase of 3% in the CT Aerospace division. The industrial growth was due to gains in energy absorption products, which experienced growth across all major markets, and from higher sales of natural gas valves due to the continued conversion of commercial vehicles to a natural gas fuel source. The aerospace growth was due to both higher commercial OE sales of approximately 18% stemming from increased production rates as well as increased aftermarket sales of 17%. These gains were partially offset by an approximate decline of 50% in revenue from an aftermarket program that is nearing its end of life in 2014, combined with lower year-over-year sales from our seat actuation product line and a 10% decline in sales to the defense market.
GROSS PROFIT
Gross profit for the three and nine months ended September 30, 2014 was $219.9 and $649.5, respectively, reflecting increases of $17.0 and $58.3 over the same prior year periods. The table below provides gross profit and gross margin by segment for the three and nine months ended September 30, 2014 and 2013.

	Three Months				Nine Months
For the Periods Ended September 30	2014	2013	Change		2014	2013	Change
Gross profit:
Industrial Process	$96.2	$89.9	7.0%		$273.4	$262.2	4.3%
Motion Technologies	58.8	49.3	19.3%		174.9	146.4	19.5%
Interconnect Solutions	33.8	34.8	(2.9)%		107.9	96.0	12.4%
Control Technologies	30.7	28.4	8.1%		92.1	85.4	7.8%
Corporate and Other	0.4	0.5	(20.0)%		1.2	1.2	—%
Total gross profit	$219.9	$202.9	8.4%		$649.5	$591.2	9.9%
Gross margin:
Industrial Process	32.9%	31.5%	140	bp	31.5%	32.4%	(90	)bp
Motion Technologies	29.8%	27.9%	190	bp	28.5%	27.0%	150	bp
Interconnect Solutions	34.3%	33.5%	80	bp	35.7%	32.5%	320	bp
Control Technologies	43.4%	40.6%	280	bp	42.4%	40.9%	150	bp
Consolidated gross margin	33.5%	32.0%	150	bp	32.6%	31.9%	70	bp
OPERATING EXPENSES
Operating expenses for the three and nine months ended September 30, 2014 decreased $25.7 and $8.6, or 20.4% and 2.0%, respectively. Operating expenses as a percentage of revenue for the three and nine months ended September 30, 2014 declined 470 basis points and 210 basis points to 15.2% and 21.4%, respectively, from the same prior year periods, primarily due to favorability from the asbestos remeasurement performed in the third quarter each year, as well as from additional cost savings generated by recent restructuring and Lean initiative actions, which were partially offset by higher strategic investment costs. The following table provides further information by expense type, as well as a breakdown of operating expenses by segment.

	Three Months			Nine Months
For the Periods Ended September 30	2014	2013	Change	2014	2013	Change
Sales and marketing expenses	$53.5	$52.7	1.5%	$165.1	$162.0	1.9%
General and administrative expenses	69.1	72.5	(4.7)%	216.3	208.2	3.9%
Research and development expenses	20.1	16.1	24.8%	56.4	48.9	15.3%
Asbestos-related (benefit) costs, net	(42.5)	(15.4)	176.0%	(10.8)	16.5	(165.5)%
Total operating expenses	$100.2	$125.9	(20.4)%	$427.0	$435.6	(2.0)%
Total Operating Expenses By Segment:
Industrial Process	$65.2	$62.2	4.8%	$192.7	$183.9	4.8%
Motion Technologies	22.3	24.5	(9.0)%	63.5	65.3	(2.8)%
Interconnect Solutions	22.6	24.0	(5.8)%	87.4	79.8	9.5%
Control Technologies	15.0	14.7	2.0%	44.7	41.9	6.7%
Corporate & Other	(24.9)	0.5	(5,080.0)%	38.7	64.7	(40.2)%

Sales and marketing expenses for the three months ended September 30, 2014 were relatively consistent with the prior year, as increased commission costs associated with large industrial project pump business were partially offset by lower marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2014 were higher year-over-year by $3.1, primarily related to higher costs associated with the increase in sales volume.
General and administrative (G&A) expenses for the three months ended September 30, 2014 decreased $3.4, or 4.7%, primarily due to lower costs of $5.8 related to 2013 activities to transform and reposition the Company following the 2011 spin-off transaction. This decline was partially offset by higher restructuring costs of $1.4, to better align the cost structure with the expected growth rates for the long-term upstream energy sector at our Industrial Process segment. In addition, during the quarter we incurred additional year-over-year strategic investment costs and higher corporate costs mainly related to Human Resource (HR) initiatives that were mostly offset by restructuring-related savings mainly related to the ICS turnaround initiative.
G&A expenses for the nine months ended September 30, 2014 increased $8.1, or 3.9%, over the prior year, which include increased restructuring costs of $11.6 and lower transformation and repositioning costs of $13.9. G&A expenses for the nine month period excluding transformation, repositioning, and restructuring expenses increased $10.4 year-over-year. This increase was driven by an increase in strategic investment costs, higher corporate costs related to HR initiatives, as well as higher employee compensation and benefit-related costs of approximately $3.5.
In relation to the restructuring actions taken during the first three quarters of 2014, we estimate these actions will yield approximately $20 in future annual net savings (see Note 3, "Restructuring Actions," in our Notes to the Consolidated Condensed Financial Statements for additional information).
Research and development costs for the three and nine months ended September 30, 2014 increased $4.0 and $7.5, or 24.8% and 15.3%, respectively, as we continued to invest in new product developments for use in new automotive platforms and expanding multiphase pump technology, as well as in various other targeted growth markets.
Asbestos-Related Costs, Net
In the third quarter of 2014, we recognized a net asbestos-related benefit of $42.5 compared to a $15.4 benefit in the prior year, primarily due to our 2014 asbestos remeasurement that resulted in a year-over-year benefit of $59.3, which was partially offset by a settlement agreement entered into in the prior year with an insurer that resulted in a $31.0 gain. In the third quarter, we conducted our annual study with the assistance of outside consultants to review and update the underlying assumptions used in our asbestos liability and related asset estimates. During this study, the underlying assumptions were updated based on actual experience since our last annual study, and we performed a reassessment of the appropriate reference period of years of experience used in determining each assumption and our expectations regarding future conditions, including inflation.
Based on the results of this study, we decreased our estimated undiscounted asbestos liability, including legal fees, by $42.8, reflecting a decrease in costs the company estimates will be incurred to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The decrease in our estimated liability is a result of several developments, including an expectation of lower defense costs relative to indemnities paid over the projection period and favorable experience in the ratio of dismissed claims versus settled claims. These favorable factors were offset in part by an increasing number of cases expected to be adjudicated. Further, in the third quarter of 2014, the Company increased its estimated asbestos-related assets by $16.0, principally due to the estimated probable recoveries of certain liabilities resulting from the annual study.
See Note 16, “Commitments and Contingencies,” in our Notes to the Consolidated Condensed Financial Statements for further information on our asbestos-related liabilities and assets.

OPERATING INCOME
Operating income for the three and nine months ended September 30, 2014 increased $42.7 and $66.9 reflecting an operating margin growth of 610 basis points and 280 basis points, respectively, as compared to the same prior year periods. The following table illustrates the 2014 and 2013 operating income results of our segments, including operating margin results.

	Three Months				Nine Months
For the Periods Ended September 30	2014	2013	Change		2014	2013	Change
Industrial Process	$31.0	$27.7	11.9%		$80.7	$78.3	3.1%
Motion Technologies	36.5	24.8	47.2%		111.4	81.1	37.4%
Interconnect Solutions	11.2	10.8	3.7%		20.5	16.2	26.5%
Control Technologies	15.7	13.7	14.6%		47.4	43.5	9.0%
Segment operating income	94.4	77.0	22.6%		260.0	219.1	18.7%
Asbestos-related costs, net	42.5	15.4	176.0%		10.8	(16.5)	(165.5)%
Other corporate costs	(17.2)	(15.4)	11.7%		(48.3)	(47.0)	2.8%
Total corporate and other costs	25.3	—	100.0%		(37.5)	(63.5)	(40.9)%
Total operating income	$119.7	$77.0	55.5%		$222.5	$155.6	43.0%
Operating margin:
Industrial Process	10.6%	9.7%	90	bp	9.3%	9.7%	(40	)bp
Motion Technologies	18.5%	14.0%	450	bp	18.2%	15.0%	320	bp
Interconnect Solutions	11.4%	10.4%	100	bp	6.8%	5.5%	130	bp
Control Technologies	22.2%	19.6%	260	bp	21.8%	20.8%	100	bp
Segment operating margin	14.4%	12.1%	230	bp	13.0%	11.8%	120	bp
Consolidated	18.2%	12.1%	610	bp	11.2%	8.4%	280	bp
Industrial Process
Industrial Process operating income for the three months ended September 30, 2014 increased $3.3, or 11.9%, as compared to the same prior year period, with a related increase in operating margin of 90 basis points. The increase in operating income and margin was primarily the result of net savings from Lean and sourcing initiatives, a favorable customer-related settlement, lower transformation and repositioning costs of $1.8, and favorable foreign currency fluctuations of $1.1. The favorability of these items was partially offset by a negative change in sales mix and pricing related to the growth of our engineered project business, which has also incurred some additional operational costs associated with the highly complex nature of the business. In addition, the year-over-year growth of operating income and margin was negatively impacted by increased strategic investment costs of $2.0 and higher restructuring costs of $1.2.
Industrial Process operating income for the nine months ended September 30, 2014 increased $2.4, or 3.1%, as compared to the same prior year period, primarily driven by net savings from Lean and sourcing initiatives as well as benefits from increased project pump business sales volume. However, the favorability of these items was partially offset by an unfavorable shift in sales mix, continuing project pricing pressures, and operational impacts from certain complex engineered projects. In addition, year-over-year operating income was impacted by an increase in strategic investments of $6.2 and higher restructuring expenses of $3.4. As a result operating margin for the nine months ended September 30, 2014 decreased 40 basis points as compared to the prior year.
Our business in Venezuela is subject to foreign exchange rate risk due to the monetary policy and economic volatility of that country. If the exchange rate changes in the future or if the Company anticipates it can no longer transact at its current rate, we could incur a charge that negatively impacts the segment’s operating results.
Motion Technologies
Motion Technologies operating income for the three and nine months ended September 30, 2014 increased $11.7 and $30.3, respectively, reflecting growth of 47.2% and 37.4% over the prior year, and resulting in operating margin growth of 450 basis points and 320 basis points for the respective periods. Sales volume growth, coupled with favorable product mix and continued improvement in our manufacturing press efficiency rate, were the primary drivers of the operating income and margin growth. In addition, KONI had a year-over-year operating margin improvement of 930 basis points and 720 basis points during the quarter and year-to-date periods, respectively, due to strong volume growth, fixed cost reductions, and manufacturing improvements. The growth in Motion

Technologies operating income was partially offset by unfavorable OE pricing, as well as higher costs related to incremental strategic investments.
Interconnect Solutions
Interconnect Solutions operating income for the three and nine months ended September 30, 2014, increased $0.4 and $4.3, reflecting growth of 3.7% and 26.5% over the prior year, respectively, resulting in operating margin growth of 100 basis points and 130 basis points for the respective periods. The increase in operating income and margin was primarily driven by the cost savings from our restructuring actions taken over the past year, as well as from Lean and sourcing initiatives that generated year-over-year net productivity savings. In addition, Interconnect Solutions had lower year-over-year postretirement employee benefit costs of $1.7 and $5.0 for the three- and nine- month periods, respectively, resulting from a December 2013 plan modification to curtail future participant benefits. The favorability of these items for the three-month period was almost entirely offset by a negative change in sales mix and the decline in sales volume during the quarter, which impacted operating margin by $5.5. The year-over-year change in operating income and margin for the nine-month period of 2014 was unfavorably impacted by higher restructuring expenses of $10.4.
Control Technologies
Control Technologies operating income for the three and nine months ended September 30, 2014 increased $2.0 and $3.9, reflecting growth of 14.6% and 9.0% over the prior year, respectively, resulting in operating margin growth of 260 basis points and 100 basis points for the respective periods. The growth in operating income and margin for both periods primarily stemmed from net productivity savings generated by Lean and sourcing initiatives. However, increased sales volume and benefits from pricing initiatives provided approximately $1.0 and $5.0 of additional operating income for the three- and nine-month periods of 2014, respectively. The favorability of these items was partially offset by unfavorable sales mix of approximately $1.0 and $2.5, respectively, related to the decline in sales to the defense market and the aerospace aftermarket program that is nearing its end of life. The year-over-year change in operating income and margin was also unfavorably impacted by higher year-over-year strategic investment related costs in both the three- and nine-month periods of 2014.
Other Corporate Costs
Other corporate costs for the three and nine months ended September 30, 2014 increased $1.8 and $1.3, respectively, over the prior year. The increased costs primarily related to higher compensation and benefit-related costs, including severance costs, and increased year-over-year investment expenses in corporate Human Resource and other department initiatives. These costs were almost entirely offset by the decline in transformation and repositioning costs of $2.0 and $10.1 for the three and nine months, respectively.
INCOME TAX EXPENSE
For the three months ended September 30, 2014, the Company recognized an income tax expense of $38.0, representing an effective tax rate of 31.9% compared to an income tax benefit of $354.4, and an effective tax rate of (446.9)%, for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the Company recognized income tax expense of $63.4 representing an effective tax rate of 28.8% compared to income tax benefit of $325.0, and an effective tax rate of (212.4)%. Excluding the impact of the release of the valuation allowance, described below, the effective tax rate was 25.5% and 32.4% for the three and nine months of 2013, respectively. The 2014 effective tax rate includes tax benefits resulting from a tax basis step-up election in Italy and additional income that is eligible for the tax holiday in Korea. These were partially offset by a change in the foreign valuation allowance assessment.
The significantly lower effective tax rate in 2013 is primarily attributable to the release of the valuation allowance against U.S. deferred tax assets of $374.6. In the third quarter of 2013, the Company moved from a three-year adjusted cumulative domestic pretax loss position to a three-year adjusted cumulative domestic pretax income position. In measuring adjusted cumulative pretax income (loss), the Company adjusted pretax U.S. income (loss) for nonrecurring items and recurring permanent differences. The recurring permanent differences included excess stock option deductions which represented the amount of tax deductions in excess of book deductions, ultimately reducing book income on the tax return, and foreign earnings, the indefinite reinvestment of which was not asserted, and was not expected to be asserted in the foreseeable future, and dividends paid or expected to be paid. Each of these items was recurring in nature and representative of our book taxable income. In addition, we included adjustments for certain non-recurring costs directly attributable to the 2011 spin-off transaction as these were not indicative of future taxable income. The three-year cumulative income position was strong positive evidence in evaluating the realizability of our deferred tax assets as of September 30, 2013. However, the Company considered all available evidence, both positive and negative, in its evaluation to reverse the valuation allowance at that time, including future earnings, industry trends, and certain contingencies, such as asbestos-related costs. Further, we considered future reversals of existing taxable temporary differences as a source of income available to recover a portion of existing deferred tax assets, future taxable income exclusive of reversing taxable temporary differences and carryforwards, and available tax-planning strategies in assessing the realizability of the deferred tax assets. Based on positive evidence, including the three-year cumulative positive income and the absence of any significant negative evidence, management determined that it was more likely than not that the Company's U.S. deferred tax assets would be realized except for certain deferred tax assets attributable to state net operating losses and tax credits.
The Company continues to maintain a valuation allowance against certain deferred tax assets attributable to state net operating losses and tax credits and certain foreign net deferred tax assets primarily in Luxembourg, Germany and China.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Germany, Italy, Korea, the United Kingdom and the U.S. The Company anticipates that the U.S. federal income tax audit for the years 2009 through 2011 will be completed within the next twelve months. The calculation of our tax liability for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit. The settlement of an examination could result in changes in amounts attributable to us through the Tax Matters Agreement entered into with Exelis, Inc. and Xylem, Inc. Over the next twelve months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $84.1 due to changes in audit status, expiration of statutes of limitations and other events.
LIQUIDITY
Funding and Liquidity Strategy
Our funding needs are monitored and strategies are executed to meet overall liquidity requirements, including the management of our capital structure on both a short- and long-term basis. We expect to fund our ongoing working capital, capital expenditures, dividends, and financing requirements through cash flows from operations and cash on hand or by accessing the commercial paper market. If our access to the commercial paper market were adversely affected, we believe that alternative sources of liquidity, including our 2011 Revolving Credit Agreement, described below, would be sufficient to meet our short-term funding requirements.
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We have, and plan to, transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the U.S. consistent with our overall intention to support growth and expand in markets outside the U.S. through the development of products, increase non-U.S. capital spending, and potentially acquire foreign businesses. However, we have determined that certain undistributed foreign earnings generated in Luxembourg, Japan, Hong Kong, and South Korea should not be considered permanently reinvested outside of the U.S. Net cash distributions from foreign countries totaled $100.5 and $32.6 during the nine months ended September 30, 2014 and 2013, respectively. The timing and amount of additional future remittances, if any, remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the third quarter of 2014, we declared a dividend of $0.11 per share for shareholders of record on September 12, 2014 which was paid on October 1, 2014. The third quarter dividend declared of $0.11 is a 10% increase from the prior year.
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
We access the commercial paper market to supplement the cash flows generated internally to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. We did not have any commercial paper outstanding as of September 30, 2014, and during the first nine months of 2014 we had an average outstanding balance of $54.2. There have been no material changes that have impacted our funding and liquidity capabilities since December 31, 2013.
Credit Facilities
On October 25, 2011 we entered into a four-year revolving $500 credit agreement (the 2011 Revolving Credit Agreement). The 2011 Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of funding for the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The interest rate for borrowings under the 2011 Revolving Credit Agreement is generally based on the London Interbank Offered Rate (LIBOR), plus a spread, which reflects our debt rating. The provisions of the 2011 Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined, of at least 3.0 times and a leverage ratio, as defined, of not more than 3.0 times. At September 30, 2014, we had no amounts outstanding under the 2011 Revolving Credit Agreement and we were in compliance with the financial and other covenants set forth therein.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash derived from discontinued operations, for the nine months ended September 30, 2014 and 2013.

For the Nine Months Ended September 30	2014	2013
Operating activities	$131.9	$98.6
Investing activities	(32.5)	(118.8)
Financing activities	(63.9)	(24.2)
Foreign exchange	(15.1)	(1.1)
Total net cash flow from continuing operations	20.4	(45.5)
Net cash from discontinued operations	(5.1)	(18.4)
Net change in cash and cash equivalents	$15.3	$(63.9)
Net cash provided by operating activities was $131.9 for the nine months ended September 30, 2014, representing an increase of $33.3, or 33.8%, from the prior year. This growth was primarily driven by increased segment operating income, which increased $39.1 after adjustments for non-cash items such as depreciation and amortization. A decline in cash payments related to transformation and repositioning activities of $18.8 and lower asbestos-related payments, net of insurance recoveries, of $10.3, also contributed to the year-over-year increase in cash from operating activities. However, these items were partially offset by higher net tax payments of $35.9.
Net cash used in investing activities declined by $86.3 in the nine months ended September 30, 2014 as increased capital expenditures of $16.2 were offset by an increase in maturities of short-term time deposit investments, net of purchases, of $104.3 during the first nine months of 2014. Capital expenditures during 2014 primarily relate to the production capacity investments in the Motion Technologies segment and the construction of an additional testing and production facility in Seneca Falls, New York for our Industrial Process segment.
Net cash used in financing activities increased by $39.7 in the nine months ended September 30, 2014 as compared to the prior year primarily due to the repayment of all outstanding commercial paper during 2014, compared to net commercial paper borrowings during 2013. This led to a year-over-year outflow from short-term debt activity of $91.5. Cash from financing activities was also unfavorably impacted by a reduction in proceeds from the exercise of employee stock options of $13.7. However, these items were partially offset by a $62.4 decline in the amount of common stock repurchased during 2014 compared to 2013. In addition, we made dividend payments of $20.4 and $18.3 during the nine months ended September 30, 2014 and 2013, respectively.

Asbestos
Based on the estimated undiscounted asbestos liability as of September 30, 2014 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover 41% of our estimated asbestos indemnity and defense costs during that period from our insurers. Actual insurance reimbursements will vary from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. In the tenth year of our estimate, our insurance recoveries are currently projected to be 25%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
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
Annual net cash outflows, net of tax benefits, are projected to average $15 to $25 over the next five years, as compared to an average of $14.0 over the past three annual periods, and increase to an average of approximately $40 to $50 over the remainder of the projection period.
In light of the uncertainties and variables inherent in the long-term projection of the Company's asbestos exposures and potential recoveries, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, which additional costs may be material, we do not believe there is a reasonable basis for estimating those costs at this time. Accordingly, no liability or related asset has been recorded for any costs that may be incurred for claims asserted subsequent to 2024.
Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims which may be filed beyond the next 10 years, it is not possible to predict the ultimate outcome of the cost of resolving the pending and estimated unasserted asbestos claims. We believe it is possible that the future events affecting the key factors and other variables within the next 10 years, as well as the cost of asbestos claims filed beyond the next 10 years, net of expected recoveries, could have a material adverse effect on our financial condition and results of operations.
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

A reconciliation of the year over year change in revenue, including amounts attributable to organic growth, acquisitions and divestitures, and foreign currency, for the three and nine months ended September 30, 2014, is provided below.

Three Months Ended September 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2013 Revenue	$285.0	$176.8	$103.9	$69.9	$(1.6)	$634.0
Organic growth	9.2	20.2	(5.5)	0.9	(0.1)	24.7	3.9%
Acquisitions/(divestitures), net	0.9	—	—	—	—	0.9	0.1%
Foreign currency translation	(2.4)	—	—	(0.1)	—	(2.5)	(0.4)%
Total change in revenue	7.7	20.2	(5.5)	0.8	(0.1)	23.1	3.6%
2014 Revenue	$292.7	$197.0	$98.4	$70.7	$(1.7)	$657.1

Nine Months Ended September 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2013 Revenue	$810.5	$541.4	$295.0	$208.7	$(4.2)	$1,851.4
Organic growth	63.5	57.5	5.4	8.8	(1.0)	134.2	7.2%
Acquisitions/(divestitures), net	2.1	—	—	—	—	2.1	0.1%
Foreign currency translation	(8.5)	13.9	1.7	(0.2)	—	6.9	0.4%
Total change in revenue	57.1	71.4	7.1	8.6	(1.0)	143.2	7.7%
2014 Revenue	$867.6	$612.8	$302.1	$217.3	$(5.2)	$1,994.6

Three Months Ended September 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2013 Orders	$329.7	$182.5	$100.6	$66.2	$(1.5)	$677.5
Organic growth	(2.7)	23.8	(7.9)	1.8	0.3	15.3	2.3%
Acquisitions/(divestitures), net	0.9	—	—	—	—	0.9	0.1%
Foreign currency translation	(2.6)	(2.4)	—	—	—	(5.0)	(0.7)%
Total change in orders	(4.4)	21.4	(7.9)	1.8	0.3	11.2	1.7%
2014 Orders	$325.3	$203.9	$92.7	$68.0	$(1.2)	$688.7

Nine Months Ended September 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2013 Orders	$917.3	$548.4	$301.7	$216.4	$(5.2)	$1,978.6
Organic growth	5.2	82.9	(8.9)	3.1	1.0	83.3	4.2%
Acquisitions/(divestitures), net	2.1	—	—	—	—	2.1	0.1%
Foreign currency translation	(10.8)	6.1	1.8	(0.2)	(0.1)	(3.2)	(0.1)%
Total change in orders	(3.5)	89.0	(7.1)	2.9	0.9	82.2	4.2%
2014 Orders	$913.8	$637.4	$294.6	$219.3	$(4.3)	$2,060.8

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

A reconciliation of segment operating income to adjusted segment operating income for the three and nine months ended September 30, 2014 and 2013, is provided in the tables below.

Three Months Ended September 30, 2014	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$31.0	$36.5	$11.2	$15.7	$94.4
Restructuring costs	1.6	0.1	0.4	—	2.1
Other	—	—	2.6	—	2.6
Adjusted segment operating income	$32.6	$36.6	$14.2	$15.7	$99.1

Three Months Ended September 30, 2013	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$27.7	$24.8	$10.8	$13.7	$77.0
Restructuring costs	0.4	0.6	0.6	—	1.6
Transformation and repositioning costs	1.8	1.8	—	—	3.6
Bornemann acquisition-related expenses	1.7	—	—	—	1.7
Adjusted segment operating income	$31.6	$27.2	$11.4	$13.7	$83.9

Nine Months Ended September 30, 2014	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$80.7	$111.4	$20.5	$47.4	$260.0
Restructuring costs	4.5	0.3	16.4	—	21.2
Transformation and repositioning costs	0.1	—	0.2	—	0.3
Other	(0.5)	—	4.0	—	3.5
Adjusted segment operating income	$84.8	$111.7	$41.1	$47.4	$285.0

Nine Months Ended September 30, 2013	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$78.3	$81.1	$16.2	$43.5	$219.1
Restructuring costs	1.1	3.1	6.0	—	10.2
Transformation and repositioning costs	2.2	1.8	—	—	4.0
Bornemann acquisition-related expenses	8.0	—	—	—	8.0
Adjusted segment operating income	$89.6	$86.0	$22.2	$43.5	$241.3

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

	Three Months		Nine Months
For the Periods Ended September 30	2014	2013	2014	2013
Income from continuing operations attributable to ITT Corporation	$80.6	$433.0	$155.0	$476.8
Net asbestos-related costs, net of tax	(26.8)	(10.8)	(6.8)	10.0
Repositioning costs, net of tax	2.3	5.6	4.5	12.7
Restructuring costs, net of tax	2.6	1.0	15.1	5.8
Tax-related special items(a)	1.6	(376.0)	4.4	(366.5)
Other special items, net of tax	1.4	(2.9)	2.3	2.3
Adjusted income from continuing operations	$61.7	$49.9	$174.5	$141.1
Income from continuing operations attributable to ITT Corporation per diluted share	$0.87	$4.71	$1.67	$5.17
Adjusted income from continuing operations per diluted share	$0.66	$0.54	$1.88	$1.53
The special items presented net of tax above include an aggregate net tax expense (benefit) of $13.2, $0.4, $(6.9) and $(21.0), respectively, in the 2014 and 2013 periods as presented.

(a)
Tax-related special items for the three months ended September 30, 2014 primarily relate to the tax on a deemed distribution of foreign earnings, a change in uncertain tax positions, and a change in the foreign valuation allowance assessment. Tax-related special items for the nine months ended September 30, 2014 also include the tax impacts from a tax basis step-up election in Italy and a change in New York state income tax law. Tax-related special items for the three and nine months ended September 30, 2013 primarily relate to the reversal of a valuation allowance on U.S. deferred tax assets. See Note 4, “Income Taxes” to our Consolidated Condensed Financial Statements for further information.

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

For the Nine Months Ended September 30	2014	2013
Net cash provided by operating activities	$131.9	$98.6
Capital expenditures(b)	(71.9)	(54.1)
Restructuring cash payments	13.0	13.2
Transformation and repositioning cash payments	6.3	25.1
Net asbestos cash flows	8.9	19.2
Adjusted free cash flow	$88.2	$102.0

(b)
Capital expenditures represent capital expenditures as reported in the Consolidated Condensed Statement of Cash Flows, less capital expenditures associated with transformation and repositioning activities. Capital expenditures associated with transformation and repositioning activities were $2.5 and $4.1 during the nine months ended September 30, 2014 and 2013, respectively.

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
During the first quarter of 2014, the Venezuelan government began publishing average exchange rates resulting from two different currency auctions authorized by the government. Therefore, as of September 30, 2014, an entity may be able to convert Venezuelan bolivar fuertes (BsF) to U.S. dollars (USD) at one of three legal exchange rates: the Official Rate of 6.3 BsF to 1 USD, the initial auction (SICAD 1) rate of 12.0 BsF to 1 USD, and a second auction rate that is intended to more closely resemble a market-driven exchange (SICAD 2) rate of 50.0 BsF to 1 USD.
Our business in Venezuela is in the oil & gas market and is considered by the Venezuelan government as “essential goods and services” that allows us to exchange currency at the Official Rate. We have received approval to transact at the Official Rate and in September 2014 we received $0.2. We anticipate that we will continue to be authorized to exchange at the Official Rate and as such we have measured the financial statements of our Venezuelan subsidiary at the Official Rate as of September 30, 2014. In the future, the Official Rate may change, we may no longer be able to exchange currency at the Official Rate or we may elect to exchange at an alternative rate. We estimate that a hypothetical remeasurement at September 30, 2014 from the Official Rate to the SICAD 2 rate would result in a remeasurement charge of approximately $4.0.

ITEM 4.	CONTROLS AND PROCEDURES
The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
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
Asbestos Proceedings
ITT, including its subsidiary Goulds Pumps, Inc., has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain of our products sold prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. Frequently, the plaintiffs are unable to identify any ITT or Goulds Pumps product as a source of asbestos exposure. In addition, a large majority of claims pending against the Company have been placed on inactive dockets because the plaintiff cannot demonstrate a significant compensable loss. Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the Company.
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to the uncertainties and variables inherent in the long-term projection of the Company's asbestos exposures and potential recoveries. As of September 30, 2014, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,224.5, including expected legal fees, and an associated asset of $497.3 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $727.2.

ITEM 1A.	RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, "Risk Factors," of our 2013 Annual Report, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
7/1/2014 - 7/31/2014	—	—	—	$360.7
8/1/2014 - 8/31/2014	0.2	$46.53	0.2	$350.7
9/1/2014 - 9/30/2014	—	—	—	$350.7

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, our Board of Directors approved a three-year $1 billion share repurchase program (2006 Share Repurchase Program). On December 16, 2008, our Board of Directors modified the the provisions of the 2006 Share Repurchase Program to replace the original three-year term with an indefinite term. As of September 30, 2014, we had repurchased 15.7 shares for $649.3, including commissions, under the 2006 Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act (ITRA)
This disclosure is made pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 which added subsection (r) to section 13 of the Exchange Act (Section 13(r)) requiring a public reporting issuer to disclose in its annual or quarterly reports whether it or any affiliates have knowingly engaged in specified activities or transactions relating to Iran, including activities conducted outside the United States by non-U.S. affiliates in compliance with local law.
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
In connection with certain activities that could not be finalized on or before March 8, 2013, ITT received a Special License from OFAC in June 2014 in order to conclude a settlement with an agent associated with Bornemann’s Iranian activities. The settlement agreement has been finalized and payments totaling Euro 770 thousand are expected to be made to the agent by year-end 2014.

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
Steven C. Giuliano
Vice President and Chief Accounting Officer
(Principal accounting officer)
October 31, 2014

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.1)	Form of indemnification agreement with directors and officers	Filed herewith.

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(101)
The following materials from ITT Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Income Statements, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders' Equity, and (vi) Notes to Consolidated Condensed Financial Statements
Submitted electronically with this report.