Form 10-K
period 2014-12-31
ITT Corp
filed 2015-02-20
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 Form 10-K
ANNUAL REPORT
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from              to
Commission File No. 001-05672

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2014 was approximately $4.4 billion. As of February 16, 2015, there were outstanding 91.0 million shares of common stock, $1 par value, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2015 Annual Meeting of Shareholders are incorporated by reference in Part II and Part III of this Form 10-K.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the business and future financial results of the industry in which we operate, and other legal, regulatory and economic developments. These forward-looking statements include, but are not limited to, future strategic plans and other statements that describe the company’s business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance.
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
Where, in any forward-looking statement we express an expectation or belief as to future results or events, such expectation or belief is based on current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will occur or that anticipated results will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included in this Annual Report on Form 10-K under the caption “Risk Factors,” and in other documents filed from time to time with the U.S. Securities and Exchange Commission (SEC).
The forward-looking statements included in this report speak only as of the date of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the SEC. You can inspect, read and copy these reports, proxy statements and other information at the SEC's Public Reference Room, which is located at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information regarding the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov on which you may access electronic copies of our SEC filings.
We make available free of charge at www.itt.com/investors copies of materials we file with, or furnish to, the SEC. ITT uses the Investor Relations page of its Internet site at www.itt.com/investors to disclose important information to the public. Information contained on ITT's Internet site, or that can be accessed through its Internet site, does not constitute a part of this Annual Report on Form 10-K. ITT has included its Internet site address only as an inactive textual reference and does not intend it to be an active link to its Internet site.
Our corporate headquarters are located at 1133 Westchester Avenue, White Plains, NY 10604 and the telephone number of this location is (914) 641-2000.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
(In millions, except per share amounts, unless otherwise stated)
COMPANY OVERVIEW
ITT Corporation is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation and industrial markets. Building on its heritage of engineering, ITT partners with its customers to deliver enduring solutions to the key industries that underpin our modern way of life. With approximately 9,400 employees in more than 35 countries and sales in over 100 countries, we are committed to creating long-term sustainable value for all of our stakeholders. That goal is reflected in our organizational philosophy, which we refer to as The ITT Way and discuss in detail below.
ITT is a global company with a balanced and diversified portfolio, positioned to capitalize on enduring macro trends such as energy creation and efficiency, resource scarcity, large-scale urbanization, and the growing middle class in emerging economies. In 2014, 65% of our sales were outside the U.S., including 32% from emerging growth markets. Further, approximately 30% of our revenue is derived from aftermarket products and services where we capture repeatable revenues from our large installed base of specialized products. Additionally, approximately 35% of our revenue is derived from positions our products hold on long-lived customer platforms. Similar to the aftermarket, these are also long-term recurring revenues.
We manufacture components that are integral to the operation of systems and manufacturing processes in our key markets. Our products provide enabling functionality for applications where reliability and performance are critically important to our customers and the users of their products. For example, our industrial pumps serve the critical function of transporting fluids throughout chemical processes at petrochemical plants. The pumps are critical to the production requirements of our customers' plants and their reliability helps our customers meet the delivery time and quality expectations of the users of the products they produce.
Our product and service offerings are organized in four segments: Industrial Process, Motion Technologies, Interconnect Solutions, and Control Technologies. These businesses generally operate within niche positions in large, attractive markets where specialized engineered solutions are required to support the needs of our industrial, transportation, and energy customers.
Industrial Process manufactures engineered fluid process equipment serving a diversified mix of customers in global infrastructure industries such as chemical, oil and gas, mining, and other industrial process markets and is a provider of plant optimization and efficiency solutions and aftermarket services and parts.
Motion Technologies manufactures brake components, shock absorbers and damping technologies for the global automotive, truck and trailer, public bus and rail transportation markets.
Interconnect Solutions manufactures and designs a wide range of highly engineered harsh environment connector solutions that make it possible to transfer signal and power between electronic devices which service global customers for the aerospace and defense, industrial and transportation, oil and gas, and medical markets.
Control Technologies manufactures specialized equipment, including actuation, valves, and noise and energy absorption components for the aerospace and defense, and industrial markets.
The table below provides revenue by segment for each of the last three years. See section titled “Segment Information” in Company Overview and Note 3, “Segment Information” to the Consolidated Financial Statements for further information about each of our segments.

(In Millions)	2014	2013	2012
Industrial Process	$1,208.3	$1,107.4	$955.8
Motion Technologies	769.4	721.8	626.2
Interconnect Solutions	392.8	395.5	375.7
Control Technologies	290.5	278.2	277.1
Eliminations	(6.4)	(6.0)	(7.0)
Revenue	$2,654.6	$2,496.9	$2,227.8

Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT Corporation was incorporated as ITT Industries, Inc. on September 5, 1995 in the State of Indiana. On July 1, 2006, ITT Industries, Inc. changed its name to ITT Corporation.
On October 31, 2011 (the Distribution Date), ITT completed the tax-free spin-off (referred to herein as the Distribution) of its Defense and Information Solutions business, Exelis Inc. (Exelis), and its water-related businesses, Xylem Inc. (Xylem) by way of a distribution of all of the issued and outstanding shares of Exelis common stock and Xylem common stock, on a pro rata basis, to ITT shareholders of record on October 17, 2011. Exelis and Xylem are now independent companies trading on the New York Stock Exchange under the symbols “XLS” and “XYL,” respectively. The Distribution was made pursuant to a Distribution Agreement, dated October 25, 2011, among ITT, Exelis and Xylem (the Distribution Agreement). Following the Distribution, ITT did not own any shares of common stock of Exelis or Xylem.
Business Strengths and Strategies
Management believes that the Company has several competitive advantages that allow it to sustain and grow its market positions. ITT is a diversified industrial technology company with established businesses that share six unifying characteristics, referred to as The ITT Way:

1.	The design and manufacture of highly engineered products for critical applications

2.	Leaders in attractive and defensible niches

3.	Globally concentrated footprint and highly diversified markets

4.	Longstanding brands and operating history

5.	Proven management system and leadership

6.	Our Values: Respect, Responsibility, Integrity
Application of The ITT Way focuses on the principles that guide us as a company, namely leading with technology, differentiating with customers and optimizing our work. The concepts of The ITT Way enable us to create an enduring impact, sustainable growth and premier performance, through customer success, engaged employees, proud partners, enhanced communities, and shareholder value. At the center of The ITT Way are our people, who strive to create an enduring impact every day. Our employees think strategically, aim for flawless execution, and are proud of their work. We build an inspiring work environment that is based on our values of respect, responsibility, and integrity. We believe in the power of rewarding, and recognizing and developing our people as they make their own impact at our Company. We focus on attracting the right talent, in the right places, to deliver on our customer's complex global needs.
As a result, a significant strength for ITT is that our businesses share a common, repeatable operating model. Each business is a leader in applying its technology and engineering expertise to solve some of the most pressing challenges of our customers. Our applied engineering aptitude provides a special business fit with our customers given the critical nature of their applications. This in turn provides us with unique insight to our customers' requirements and enables us to develop solutions to better assist our customers achieve their business goals. Our technology and customer intimacy together produce opportunities to capture recurring revenue streams, aftermarket opportunities and long-lived platforms from original equipment manufacturers (OEMs). ITT possesses a core competency operating this unified model across businesses in order to create value. These businesses also tend to operate in varying business cycles, which reduces exposures to any one economic cycle.
The oil and gas business in our Industrial Process segment is representative of the capability that many of ITT’s businesses have to generate profitable growth from our common operating model. In 2007, Industrial Process began to pursue growth in the oil and gas market because of its long-term attractiveness, our existing engineering capabilities and brand strength, and the aftermarket potential. We have been actively investing in our technology through product line extensions and we continue to aggressively build on our portfolio, upgrading and expanding our global capabilities to accommodate highly complex pumps that are used in the oil and gas market. We have expanded our strategic footprint and increased proximity to our customers through new facilities in India in 2008, Saudi Arabia in 2009, and expanded capabilities in Korea and the U.S. in 2013 and 2014. To supplement these organic growth drivers, the acquisitions of Canberra Pumps in Brazil during 2010, Blakers Pump Engineers in Australia during 2011, and Joh. Heinr. Bornemann GmbH (Bornemann) in 2012 provide us with a global leadership position. These actions have led to a compound annual growth rate for oil and gas market revenues in our Industrial Process business of 18.7% from 2007 to 2014. However, due to the decline in oil prices during 2014 and into 2015, the historical compound annual growth rate likely will not be achieved during 2015. Revenue stemming from the oil and gas market was approximately 20% of total revenue during 2014.

The Company also possesses strong leading brands, such as Goulds Pumps, Bornemann, Cannon, VEAM, BIW Connector Systems, KONI, Enidine and ITT, in many of its niche markets. These brands are associated with quality, reliability, durability, and engineering excellence. The Company’s brands extend internationally and is performs strongly in emerging growth markets including China, India, Brazil, Saudi Arabia, and Russia.
In addition to branding efforts, another strength is our collective utilization of our well-established ITT Management System (IMS), which is a data-driven, world-class capability-based framework we use to manage our businesses for superior performance. IMS also serves as a guide for the decisions and actions of our employees. We deploy IMS in each of our businesses and we have implemented a system of enterprise councils comprised of leaders from each business in the areas of: 1) Technology and Innovation; 2) Commercial Excellence; and 3) Operational Excellence. We have also implemented the ITT Risk Center of Excellence which strengthens ITT’s risk management process through proactive cross functional risk assessments. We have also established a Global Indirect Sourcing (GIS) team that coordinates certain sourcing and procurement initiatives. While our activities may vary between our businesses, our subject matter leaders in these collaborative, cross-business formal structures provide us with the opportunity to intelligently leverage best practices, bold thinking, and our collective know-how in areas such as customer relationship management, product development, coordinated sourcing initiatives, innovation, technology sharing, and risk management.
These strengths support a balanced operating strategy designed to increase the Company's earnings and financial returns. The elements of this strategy are disciplined organic growth through global market expansion and new product development, combined with operational improvements through the IMS that focus on reducing costs and cycle times and improving productivity, quality, and safety on a continuing basis. We believe we can drive growth by helping our existing customers grow, while cultivating new customers through geographic and product expansion. While the IMS is principally deployed internally, IMS benefits our customers through our continuous improvement efforts which are centered on exceeding our customer’s requirements.
We aspire to drive long-term average annual organic revenue growth of approximately 5%-7%, with corresponding operating margin expansion of 50-70 basis points, achieve an adjusted free cash flow conversion rate of greater than 105%, and deliver adjusted earnings per share growth of 10%-15% per year. Our long-term incentive plan includes a return on invested capital (ROIC) metric that reinforces management's focus on driving increased shareholder value. ITT’s strategy to achieve our profitable growth goals consists of the following key areas:
Differentiated Customer Experience
ITT places significant focus on managing the relationships it has with its customers through a formalized end-to-end process, referred to as Commercial Excellence, used to strategically price our products and services, develop our value propositions, and assist our customers to solve their toughest business challenges through a robust voice of customer process. ITT is able to accomplish this by providing an efficient and productive customer experience through advanced order configuration, on-time delivery, and reliable products and services. In addition, ITT has key strategic account relationships throughout the industries we serve. Strategic accounts are customer partnerships, often global in scale, which promote the shared benefits of improved business processes between ITT and its customers. Our strategic account agreements promote customer intimacy, optimized service and delivery performance, and provide growth and profit improvement opportunities. In some instances we are able to leverage these relationships across segments. For example, both Industrial Process and Interconnect Solutions supply products and services to certain oil and gas customers through Industrial Process’s strategic account relationships.
The Company views its customer relationships as its primary vehicle for growth and technological advancement. Understanding our customer’s growth plans and challenges allows ITT’s businesses to tailor and deliver reliable and timely products and services. For instance, collaboration between the Interconnect Solutions medical technologies' team, our customer’s U.S.-based design team, and our customer's China-based manufacturing team resulted in securing new business for a new global patient monitoring platform. The benefits from our differentiated customer experience often cross geographic regions, as evidenced by U.S. automotive platform wins by Motion Technologies with Japanese OEMs, relationships that began with the customer experience delivered by our operations team in China. These are the types of relationships that we continue to enhance and grow.
The Company has a core competency in application engineering because a majority of our products feature leading technologies that operate in harsh environments. Our products are designed to function reliably and consistently in these harsh conditions, such as the high pressure and extreme temperatures experienced on the ocean floor or the extreme vibration and corrosion experienced by high-speed rail cars. For example, Interconnect Solutions has developed a patented kPaC Technology, which responds to harsh oil well conditions by balancing the pressure of the electrically conductive well-fluid outside the device with a benign viscous dielectric medium inside the device. New designs have passed environmental testing, demonstrating that they can perform in 6,500 psi environments at 500 degrees Fahrenheit and higher while being subjected to rapid decompressions.

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
Focused Geographic and Aftermarket Market Expansion
ITT is a global company with 65% of its 2014 revenue derived from markets outside of the U.S., including 32% from emerging growth markets. Accordingly, ITT has located approximately half of its manufacturing facilities outside of the U.S. in order to lower costs, achieve strategic proximity to customers and further increase international sales and market share. For example, ICS has had a long-term presence at its Shenzhen, Guangdong Province, China facility which produces products for both domestic consumption in China and for global customers. Shenzhen is a low-cost manufacturing site that also possesses component fabrication capabilities such as metal stamping, plating, machining and injection molding. The Shenzhen site is staffed with engineers who design specific products for the Asia Pacific and China and the broader Asia Pacific region.
Because of the global nature of our businesses, ITT benefits from opportunities in emerging growth markets and in developed markets. For example, Motion Technologies is the leading manufacturer of automotive brake pads in Europe. One of the largest growth opportunities for this European-based business is the emerging market in China. In 2012, Motion Technologies opened a R&D center and production facility in Wuxi, China, focused on expanding and enhancing braking technologies for the local transportation market. We are now in the process of expanding the production capacity of the Wuxi facility to meet the increasing demand and market share growth that we are experiencing in the region.
In addition, we have and expect to continue to expand our R&D capabilities to make products that are relevant to local markets. Our focus is on products where reliability and engineered solutions are valued. We have established R&D technology centers in key markets such as India and China. In 2013, Industrial Process opened its state-of-the-art Korea-engineered pump Center of Excellence in order to continue to better serve and expand its market presence in the Eastern Hemisphere for engineered pumps. Industrial Process also expanded its R&D capabilities and testing in North America to serve a growing customer base by opening a new facility in Seneca Falls, New York during 2014.
In addition to geographic expansion opportunities, expanding our base of recurring revenue streams in the aftermarket is a key source of our growth. Aftermarket sources account for approximately 30% of our 2014 annual revenue. Our Industrial Process, Motion Technologies, and Control Technologies segments benefit from repeat sales of original products, consumable spare parts, and services as a result of our large, global, and growing installed base of products. Aftermarket business generally carries higher margins than original product sales and tends to be a more stable, recurring revenue stream than project-based businesses. The key drivers of aftermarket demand are the wear and tear on critical components in harsh environment applications. We develop our aftermarket business through our end-user sales channels and dedicated service personnel. The Company views this as a valuable source of future earnings and is actively marketing its capabilities while investing in technologies that reduce the customer’s total life-cycle cost. For example, our Industrial Process business has an established international service center network with eight Pump Repair and Overhaul shops (PRO shops) in the U.S. and facilities in Argentina, Australia, Brazil, Canada, Chile, China, Columbia, England, Saudi Arabia, Singapore, Thailand, and Venezuela. In addition, during 2014, Industrial Process established an engineering center in Glasgow, Scotland to support global aftermarket service growth.
Control Technologies provides aftermarket spares and repair services for commercial and military aircraft platforms. Our up-front investments to gain positions on aircraft platforms generate long-term repeatable aftermarket revenue. Control Technologies provides aftermarket services through our FAR 145 certified repair station located in our Valencia, California facility. Our dedicated sales channels have strong relationships with global airlines and we have a partnership agreement with a large maintenance, repair, and overview (MRO) facility that has regional presence and certifications in China.
Motion Technologies also has recurring revenue streams from automotive and rail platform content. Its products generally serve on long-term platforms whereby once the original equipment products are sold, aftermarket parts are needed to replace and extend the life of a vehicle. Our up-front investments to gain positions on automotive platforms generate long-term repeatable original equipment (OE) revenue, while also providing replacement pad opportunities in certain markets. Another example of a recurring revenue stream is on various aerospace platforms where ICS has been supplying content for many decades, such as with our rectangular and circular connectors which have been used in commercial aviation and military aerospace applications for over 50 years.

Operational Excellence
The Company strives to increase its profit margins and improve its competitive position in all of its businesses through its operational excellence strategy focused on integrated execution and continuous improvement processes to drive customer loyalty, and productivity through alignment, engagement and empowerment of our employees. The core elements of this strategy are Lean Six Sigma, enterprise-wide councils (Commercial Excellence, Operational Excellence, and Technology), and shared services deployment in the areas of Global Sourcing, Finance, Human Resources, Information Technology, and Legal Services. Certain operations, including shared services, are leveraged among the Company’s segments resulting in additional cost savings and synergies through the consolidation of operations and reduced general and administrative expenses. These strategies enable the Company to realize operating efficiencies, increase customer satisfaction, and increase free cash flow while lowering operating costs, streamlining processes, eliminating waste and improving cycle times.
The ITT culture has long embraced Lean Six Sigma as its central operating tenet, encompassing lean manufacturing, as well as continuous process improvement in other critical areas such as customer service and order entry and fulfillment. Our intent is to drive ever-increasing levels of quality, speed, and efficiency throughout the organization. In 2012, we launched an enterprise-wide lean transformation initiative with the goal of improving all elements of a lean enterprise. This initiative encompasses not only core lean, problem solving and continuous improvement principles but also leadership, talent and cultural aspects. Our lean transformation is on track and we are seeing results: physical transformation is evident in our sites through meaningful changes in factory flow, pull and visual management supported by cultural transformation with high employee engagement, leader standard work and self-managed teams. Many of our core metrics around safety, quality, delivery, inventory and productivity have been improving year-over-year and we are seeing inventory management improvements and structurally lower breakeven points. We are also moving beyond the factory floor to improve the efficiency of other critical processes of the value chain to become a truly lean enterprise.
Effective Capital Deployment
Effective capital deployment, including resource optimization and a disciplined focus on liquidity and cash management is a major part of how we achieve our financial performance goals. ITT’s businesses operate in growing and highly fragmented niche markets, which provide opportunities for increasing market share. Our resource optimization processes, including integrated decision-making and resource deployment processes provide insight to our efficient capital allocation across a portfolio of strategic options and effective deployment of critical resources and assets across our integrated supply chain that aligns and connects our commercial front-end and business strategies to our sourcing, manufacturing and footprint strategies.
ITT estimates the sum of its served addressable markets to be approximately $42 billion worldwide. Given these dynamics and ITT’s technology investments, global reach and vibrant brands, the Company believes it has the opportunity to continue to expand geographically, broaden its product lines, improve its market position, and increase earnings through organic revenue growth and operational efficiencies and through targeted acquisitions. ITT continues to prioritize deploying capital for organic growth and then acquisitive growth. ITT’s acquisition strategy generally targets firms in similar businesses and end-markets that have unique and differentiated products, services, and technologies.
Targeted Leverage of Our Capabilities
In addition to the key elements of the Company’s growth strategy described above, ITT leverages its diverse set of resources and capabilities across its businesses in order to maximize the Company’s value creation potential. By working cohesively across our businesses, we are enhancing products and performance and making strong progress in driving long-term profitable growth. The Company is continually evaluating cross-business revenue synergies, cost saving and value creating opportunities and views the following assets and capabilities as core to this objective:

•
ITT Brand – The ITT brand is well regarded and widely recognized by most key stakeholders and markets, particularly in emerging growth markets. This provides our segments with brand recognition for new products in key emerging growth markets such as Brazil, China, India, and Russia.

•
Enterprise Councils – Cross-business councils in the areas of operational excellence, commercial excellence, technology and innovation, and risk management. While our activities may vary across our segments, our subject matter leaders in these collaborative cross-business formal structures provide us with the opportunity to intelligently leverage best practices, bold thinking and our collective know-how in areas such as customer relationship management, product development, coordinated sourcing initiatives, innovation, technology sharing, and risk management.

•
Strategic Accounts – Further development and expansion of our global strategic account program to bring the combined technical capabilities of multiple ITT businesses to address incremental customer opportunities.

•	Sourcing – Indirect sourcing activities across ITT's businesses are managed centrally to better leverage our third-party contracts and pricing and to evaluate vendor performance.

•
Shared Functional Excellence – Centralizing our processes and services so that all four of our businesses can have access to the best resources and better utilize these systems to create additional value, including shared service locations in North America, China, and Europe to reduce overhead costs and improve effectiveness. In information technology, we are focused on utilizing global templates and standard processes to drive value across ITT. Similarly, we are enhancing the way we approach our most valuable asset, our people. We are continuing to develop a comprehensive talent and human resource capability that will unite and strengthen our collective ability to attract talent, and consolidate and streamline policies and procedures through globally integrated systems.

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
Goulds Pumps
Goulds Pumps is the largest product category in the Industrial Process segment and is a market leader with over 160 years of product design history. Goulds Pumps is focused on customer needs primarily in the oil and gas, chemical, mining, general industrial, pulp & paper, and power markets. The Goulds Pumps brand is among the most widely recognized brands in the global pump industry. Goulds has a broad portfolio of centrifugal pumps including ANSI (American National Standard Institute) and ISO (International Standards Organization) chemical pumps, API (American Petroleum Institute) pumps for the petrochemical and oil and gas industry, slurry and process pumps for the mining industry and paper stock pumps for the pulp & paper industry. Our portfolio also includes vertical, axial flow, multi-stage and other pumps that are used in a multitude of industries.
Industrial Process has transformed its Goulds Pumps business considerably over the past five years. Investments have been made in this business to expand our portfolio of products, augment our testing and global R&D capabilities, automate the order entry processes, and strengthen our global manufacturing, service and aftermarket capabilities. Industrial Process has been successful in penetrating target markets, like oil and gas, mining, and petrochemical by upgrading existing products and infrastructure, increasing global engineering resources, enhancing global product and project management and driving operational excellence.
Bornemann
Bornemann, acquired during the fourth quarter of 2012, is a manufacturer of pumps and systems utilized in the oil and gas, marine, food and pharmaceutical industries with over a 150 year history. The Bornemann acquisition provided the Industrial Process business with leading edge technologies and multiphase application expertise that strategically aligned with other aspects of the Industrial Process business and further expanded ITT’s presence in global oil and gas markets. Bornemann technologies include twin screw pumps, multiphase boosting system pumps and progressive cavity pumps. Bornemann twin screw pumps are rotating displacement pumps that are ideal for mixtures of crude oil, gas, water and handle virtually any non-homogeneous fluid, regardless of viscosity, lubricity or abrasiveness. Twin screw pumps can be used onshore, offshore and sub-sea and the dry running technology also allows the presence of gases. The multiphase boosting system pumps provide a complete system solution for a wide range of performance conditions and harsh environmental conditions. Progressive cavity pumps are used to convey a wide range of media, in particular highly viscous and abrasive materials such as slurry, crude oil and greases. Progressive cavity pumps are an optimum solution to conveying tasks where the conveyed product is too viscous and flows too poorly to be pumped by other types of pumps.

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
ITT C’treat
ITT C’treat is a leading provider of water treatment systems for offshore oil and gas production platforms and has been in business since 1980. Its skid-mounted, reverse osmosis watermakers convert seawater into drinking water and process water for the world’s largest offshore oil and gas exploration and production corporations.
Industrial Process services an extensive base of customers from large multi-national engineering, procurement and construction firms (EPC) to regional distributors with thousands of customers. We estimate this segment’s served addressable market to be in excess of $20 billion worldwide. In 2014, Industrial Process’ customers operated in the oil and gas (39%), chemical & petrochemical (20%), general industrial (16%), mining (13%), pulp & paper (7%) and power (4%) markets. These customers are geographically distributed with a regional mix of North America (50%), Latin America (17%), Asia Pacific (14%), Middle East & Africa (11%) and Europe (8%).
Industrial Process recognizes that serving the customer before, during and after installation is critical. We utilize global and diversified sales channel structures. End-users are serviced by an extensive network of independent industrial distributors (primarily in North America), which account for approximately 29% of total Industrial Process sales, and representatives which complement our customer-focused direct sales and service organization. We also have focused channels dedicated to supporting the EPC firms as their needs are often different from those of other customers.
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
We benefit from our large global installed base of products, which, because of their function in the processes in which they are installed, require frequent maintenance, repair and replacement. The frequency of repair and maintenance services depends on utilization levels, as well as the conditions and environment in which they operate. Our direct and distributor channels provide market leading service to our customers. As we increase the number of our global installations, we will continue to add service centers and personnel. By positioning our facilities close to customers, we are able to provide quicker responses to their growing aftermarket needs.
The Industrial Process segment demonstrates ITT’s ability to achieve the Premier Customer Experience because the organization works with its customers over the life cycle of the installation and operation of its products in the customers’ facilities or its customers’ end-users in the case of an EPC firm. Industrial Process is able to accomplish this because of its extensive global customer relationships, breadth of product offering, product availability, project management skills, and aftermarket and reliability services.

Motion Technologies
Motion Technologies, headquartered in Barge, Italy, is a global manufacturer of highly engineered and durable components, consisting of brake pads, shock absorbers and damping technologies for the transportation industry. The transportation industry encompasses both personal and public transport equipment, such as passenger cars, light and heavy-duty commercial and military vehicles, buses and rail transportation. Motion Technologies consists of two product categories, Friction Technologies and KONI. Friction Technologies provides the automotive market with high-performance, high-quality brake pads, while KONI provides the transportation industry with shock absorber and damping equipment. Motion Technologies primarily serves the high-end of the transportation industry, with a reputation for quality products and a focus on new product development and operational excellence.
We believe that Motion Technologies is positioned and structured to benefit from the anticipated global growth in the transportation industry. We believe this growth will be driven by increasing urban and middle class populations especially in emerging markets, creating a significant need for additional mass transit infrastructure and individual desire for automobile ownership.
Friction Technologies
Our Friction Technologies business applies innovative research of new friction materials and productive technologies to manufacture a range of brake pads installed as OE pads on cars and light and heavy duty commercial vehicles. Our dedication to customers and to the advancement of braking technologies has built a legacy of quality, reliable products that meet the demands of customers across the globe. Demand for Motion Technologies’ products stem from a variety of end customers and automotive platforms around the world. OE pads are sold either directly to OEMs or to Tier-1 and Tier-2 brake manufacturers. Our OE pads are designed to meet customer specifications and environmental regulations, and to satisfy an array of geographic applications. Most automobile OEM platforms (car model) require specific brake pad formulations and have demanding delivery and volume schedules.
Friction Technologies manufactures aftermarket brake pads designed for the automotive service and repairs market. This market consists of both OE dealers, also referred to as original equipment spares (OES) networks, and independent aftermarket (AM) networks. Brake pads sold within the OES network generally match the specifications of an original auto platform OE brake pad, while our catalog of AM pads feature technology designed to provide up to a range of braking performance levels. Within the service and repairs market, pads are sold either directly to OE manufacturers or Tier-1 and Tier-2 brake manufacturers (such as Continental or TRW) or indirectly through independent distributor channels. Historically, revenue for Friction Technologies has been generally balanced between OE pads and aftermarket brake pads.
Combined sales to Continental and TRW, Motion Technologies' two largest customers, were approximately 40% of 2014 Motion Technologies revenue, however, approximately 20% of this revenue is directly attributable to OES supply agreements signed directly with automakers. In addition, all OE pad contracts are through brake manufacturers even in cases where automakers specify the use of our pads in the braking system.
KONI
The KONI business organizes its various performance shock absorber products into three main product groups: railway rolling stock; car & racing; and bus, truck & trailer. Each product group is managed by a dedicated team for product development and engineering, manufacturing, and sales & marketing, thus assuring the best possible concentration of product specialization and know-how.
Railway Rolling Stock provides a wide range of equipment for passenger rail, locomotives, freight cars, high speed trains and light rail. Offerings include hydraulic shock absorbers (primary, lateral and inter-car), yaw dampers as well as visco-elastic and hydraulic buffers. Revenue opportunities for our rail damping systems are balanced between OE and AM customers. Sales are either directly to train manufacturers and train operators carrying out scheduled train maintenance programs or indirectly through distributors. The rail damping systems market has attractive growth prospects because mass transit systems are benefiting from ongoing large-scale urbanization trends and infrastructure investments. The long-term, enduring nature of these factors fosters a less cyclical market environment.
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

Motion Technologies competes in markets primarily served by large, well-established national and global companies. The brake pads and linings market, which we estimate to be approximately $4 billion, includes companies such as Nisshinbo Automotive Corporation, Akebono Brake Corporation, and Federal-Mogul Corporation. Key competitive drivers within the brake pad business include technical expertise, formulation development capabilities, scale production, product performance, high-quality standards, customer intimacy, reputation and the ability to meet demanding delivery and volume schedules in a reduced amount of time. OE and OES customers usually require long-lasting and well-established relationships, based on mutual trust, local proximity and a wide range of cooperative activities, starting from the design to the sampling, prototyping and testing phases of brake pads. Within the independent AM pads market, Motion Technologies is a leading European provider in a highly fragmented global market.
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
Interconnect Solutions
Headquartered in Santa Ana, California, Interconnect Solutions (ICS) designs and manufactures a broad range of highly engineered connectors and cable assemblies for critical applications in harsh environments. ICS's product portfolio includes high performance, military-specification, and commercial electrical connectors of the following types: Circular, Rectangular, Radio Frequency, Fiber Optic, D-sub Miniature, Micro-Miniature and cable assemblies. ICS operates through its brands, Cannon, VEAM and BIW Connector Systems, which deliver solutions to enable the transfer of data, signal, and power into four end-user markets: aerospace and defense, transportation and industrial, medical, and oil and gas. ICS has organized its business around these four end-user markets, with each business unit having a dedicated sales, marketing, engineering, operational and finance team that specializes in solutions for their specific market, providing focused customer support and expertise. ICS is considered a leading company in the harsh environment niche markets it participates in, because of its technological capabilities, customer relationships, cost performance and global footprint.
Aerospace and Defense
The ICS Aerospace and Defense product portfolio includes industry standards-based connectors and customized interconnect solutions for all segments of the commercial aviation and defense industry. These products are designed to withstand the extreme shock, exposure and vibration environments that are typical in aviation and military applications and where reliability and safety are the critical factors.
Transportation and Industrial
The ICS Transportation product portfolio includes connectors for high-speed, mainline, metro and light passenger rail, and electric vehicle applications. The ICS Industrial product portfolio includes connectors for heavy vehicles, industrial production equipment, industrial electronics and instruments, and other industrial applications. Both markets are served through the Cannon brand, which is celebrating its 100-year anniversary in 2015, and VEAM brand. These brands are known for high-performance, high-reliability solutions which withstand high vibrations and are resistant to dirt and fluids.
Medical
The ICS Medical product portfolio consists of connectors and customized solutions that provide high-density, high-speed data delivery with ergonomic, miniaturized form factor primarily utilized in the imaging market.
Oil and Gas
ICS supplies the market primarily with electrical penetrators for oil wells through the BIW Connector Systems brand. Most of these feed-through solutions are used to connect electric submersible pumps (ESPs), downhole instruments and permanent downhole gauges.
ICS has a global production footprint, including major facilities in the United States, Mexico, Germany, and China, which provides geographic proximity and the highest level of customer support to over 2,500 global customers. Products are sold either directly to OEM’s, contract manufacturers and cable system operators or indirectly through partnerships with leading distribution companies, creating an extensive global distribution channel. We have long-lasting relationships with our distributor partners, as many have been selling ICS products for over 70 years. Sales to distributors represented approximately 32% of 2014 ICS revenue.
We estimate the global market for connectors and related products to be approximately $48 billion in 2014. ICS competes with a large number of competitors in a highly fragmented industry. We estimate our addressable market to be approximately $6 billion in 2014. The major competitors for these products are Amphenol Corporation, Deutsch (TE Connectivity Ltd.), Souriau (Esterline), Harting, and Glenair.
Control Technologies
Control Technologies, headquartered in Valencia, California, specializes in highly engineered aerospace components and industrial products. We offer an extensive portfolio of qualified products such as fuel management, actuation and noise absorption components in the aerospace market and a range of products that manage motion and absorb energy in a variety of industrial markets. Our application expertise allows us to offer customized solutions using modular platforms that effectively deliver our technologies for various customer applications. We have strong aftermarket opportunities, particularly in our aerospace business, and a broad customer base with no single customer accounting for more than 15% of Control Technologies' revenue through our direct sales channel. In addition, sales to major commercial aircraft manufacturers also regularly occur through third-party distributors. Control Technologies’ distribution network represents approximately 20% of revenue.
CT Aerospace
CT Aerospace designs and manufactures flow control and actuation components, motion control, energy absorption and vibration isolation products primarily for commercial aerospace, military and other markets. Our products are generally part of long-lived aerospace and defense platforms that provide for recurring aftermarket opportunities. We estimate the served addressable market for CT Aerospace to be approximately $8 billion worldwide. Our aircraft component products consist of fuel and water pumps, valves, electro-mechanical rotary and linear actuators, and pressure, temperature, limit, and flow switches for various aircraft systems. Our aircraft interior products include a variety of engineered elastomer isolators to protect equipment and keep the interior of the aircraft quiet, stowage bin rate controls, rotary hinge dampers and actuators, and seat recline locks and control cables. We also provide electromechanical seat actuation for premium seating products. Defense products generally include energy absorption applications and aerospace components. Most of our products are sold direct to the customer by our in-house sales force. We utilize a small third-party business for government spare parts distribution. CT Aerospace also has a well-established Federal Aviation Agency (FAA) certified repair station which focuses on the aftermarket. The repair station also carries ISO9001/AS9100 and European Aviation Safety Agency (EASA) accreditations.
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
CT Aerospace sells a wide range of products to the aerospace industry and has many customers globally. Our business is neither dependent on one or a small number of customers. Our customers are predominantly commercial airframe manufacturers, airframe systems manufacturers, interior manufacturers, seat manufacturers, commercial airlines and defense contractors. We have positions with the leading commercial airframe and systems manufacturers such as Boeing, Airbus, B/E Aerospace, Parker-Hannifin, Eaton, Woodward, Safran, and Honeywell. We have significant content in a number of large commercial transport platforms. We also have significant content on regional and business aircrafts. These platforms provide a long life cycle of original equipment and aftermarket sales.
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

Given the highly fragmented nature of the aerospace repair & overhaul industry, CT Aerospace competes with a large number of MRO businesses. Some airlines have established repair and overhaul capabilities which makes them competitors as well. We compete in the repair and overhaul segment of our business by offering a high quality service with increased reliability, coupled with advanced technical expertise.
CT Industrial
CT Industrial designs and manufactures energy absorption, precision motion control, and natural gas regulators, primarily for the automation, heavy industry, infrastructure, and oil and gas markets. We estimate the served addressable market for CT Industrial is approximately $3 billion globally. CT Industrial possesses a specialized set of skills and capabilities that enables us to engineer custom solutions for unique applications. Our energy absorption products consist of customized shocks absorbers, vibration isolators and dampers. Our precision motion control products consist of servomotors, actuators, and controllers.
CT Industrial has solid positions in China, Europe, and North America. It has a broad customer base including end-users, OEM’s, and distributors. Channels to market include direct, commissioned representation and buy-resell distributors. Our ability to collaborate with our customers to deliver comprehensive product offerings has allowed us to compete effectively against our competitors.
Competitors change depending on the product line and range from large multi-national corporations to small privately held firms. The energy absorption, precision motion control and natural gas regulators businesses are highly fragmented and we compete with a global group of industry participants. The main competitors in the energy absorption infrastructure and automation market are Taylor Devices and ACE (a subsidiary of Kaydon, an SKF Group company). The main competitor in the servomotor product line is Kollmorgen. Parker-Hannifin Corporation is a leading competitor in the pneumatic actuation market. CT Industrial will continue to focus on delivery lead times, quality and performance while enhancing our application engineering offering. The development of new customer service strategies will create a differentiated service offering and improve turnaround time in product, quotations and service communications.
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
Although some cost increases may be recovered through increased prices to customers, our operating results are generally exposed to such fluctuations. We attempt to control such costs through fixed-priced contracts with suppliers and various other cost containment strategies, such as our Global Indirect Services initiative. We typically acquire materials and components through a combination of blanket and scheduled purchase orders to support our materials requirements for an average of four to eight weeks, with the exception of some specialty materials. From time to time, we experience price volatility or supply constraints for raw materials based on market supply and demand dynamics. In limited circumstances, we may have to obtain scarce components for higher prices on the spot market, which may have a negative impact on gross margin and can periodically create a disruption to production and delivery. We also acquire certain inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. We evaluate hedging opportunities to mitigate or minimize the risk of operating margin erosion resulting from the volatility of commodity prices.

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
Backlog
Delivery schedules vary from customer to customer based on their requirements. For example, large complex projects in specialized markets such as oil and gas and mining at Industrial Process require longer lead times and production cycles. Delivery delays could arise from supply chain limitations, internal production challenges, changes in the customer’s requirements, or technical difficulties. Total backlog, representing firm orders that have been received, acknowledged and entered into our production systems, was $1,025 and $1,093 at December 31, 2014 and 2013, respectively. Total backlog at December 31, 2014 was comprised of 60% from Industrial Process, 20% from Motion Technologies, 11% from ICS, and 9% from Control Technologies. We expect to satisfy nearly all December 31, 2014 backlog commitments during 2015.
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
Research and Development
R&D is a key element of ITT’s engineering culture and is generally focused on the design and development of products and solutions that anticipate customer needs and emerging trends. Our approach to R&D often begins by working with our customers to address a problem, then engineering a solution to the particular customer need. As a result, our R&D is based on taking technology quickly to the tangible phase, increasing the competitive offering, and increasing the customer service experience through engineered application solutions.
Research and development efforts at Industrial Process focus on robust solutions for our customer’s most difficult problems. The Medium Voltage PumpSmart Product line for the advanced control of critical pumping systems is an example of a life cycle cost solution for difficult applications. This successful innovation relies on the tight integration of key pump knowledge, electronics and software. Industrial Process has continued to expand the range of our high pressure, high temperature and multiphase products in various engineered and industrial applications. A new line of very high flow pump sizes has been released for applications in power and other industrial applications. Industrial Process has continued to extend our mining pump and valve portfolio which has been designed for the toughest applications. Industrial Process has also introduced a state of the art line of hygienic valves for the pharmaceutical and hygienic industries that brings many innovative features and benefits to our customers.
Motion Technologies' R&D activities focus on the design and development of products and solutions that either meet specific customers’ needs or anticipate new market trends and environmental regulations. For example, Motion Technologies tackled new regulatory challenges concerning the use of copper and became the first friction manufacturer to provide copper-free brake pads for commercial vehicle applications. This successful formulation relied on both product innovation as well as innovative processes in thermal treatment. Motion Technologies continues to invest in its R&D centers around the world to enable ITT to provide the appropriate engineering solutions with responsive service to our customers and for the development of new local product launches.
ICS focuses its research and development on creating product solutions that address reduced size, weight and cost requirements; environmental standards compliance; and a general expansion of its existing product lines. A recent example is the new series of lightweight Cannon Micro-D connectors that are capable of carrying 802.11n wireless transmission frequencies in a Micro-D package enabling enhanced wireless connectivity for passengers in-flight. The Micro-D design addresses the minimal space requirement standards, while easily integrating with related applications, providing the ability to maintain connection and endure in the harshest shock and vibration environments.
Control Technologies' R&D efforts are aimed at producing innovative technologies that solve our customer’s critical issues. For example, CT Industrial is currently developing a series of high pressure fluid viscous dampers to protect building and bridges from seismic events. In addition, CT Aerospace is developing vibration isolators for rotorcrafts to reduce noise and vibration, and a portfolio of valves and actuators for high flow fuel systems.
We anticipate our investments in future R&D activities will moderately increase from current spending levels to ensure a continuing flow of innovative, high quality products and maintain our competitive position in the markets we serve. Such activities are conducted in laboratory and engineering facilities at several of our major manufacturing locations, as well as in our dedicated R&D facilities strategically positioned close to our customers. During 2014, 2013 and 2012, we recognized R&D expenses of $76.6, $67.3, and $62.7, respectively, which were 2.9%, 2.7%, and 2.8%, of revenues, respectively.
Cyclicality and Seasonality
Many of the businesses in which we operate are subject to specific industry and general economic cycles. We consider our connectors business to be an early cycle business, meaning it generally is impacted more in the early portion of an economic cycle, while the automotive and aerospace components businesses tend to be impacted in the middle portion of the cycle and the industrial pump business typically is impacted late in the economic cycle.
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
Environmental Matters
We are subject to stringent federal, state, local, and foreign environmental laws and regulations concerning air emissions, water discharges and waste disposal. In the U.S., these include, but are not limited to, the Federal Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Environmental requirements are significant factors affecting our operations. We have established an internal program to assess compliance with applicable environmental requirements for our facilities. The program, which includes periodic audits of many of our locations, including our major operating facilities, is designed to identify problems in a timely manner, correct deficiencies and prevent future noncompliance.
We closely monitor our environmental responsibilities, together with trends in the environmental laws. In addition, we have purchased insurance protection against certain environmental risks arising from our business activities. Environmental laws and regulations are subject to change, however, the nature and timing of such changes, if any, is difficult to predict. As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements. See "Critical Accounting Estimates" within Item 7, Management's Discussion and Analysis, as well as Note 18, Commitments and Contingencies, to the Consolidated Financial Statements for additional information regarding environmental matters.
Employees
As of December 31, 2014, we had approximately 9,400 employees, of which approximately 3,300 were located in the U.S. Approximately 15% of our U.S. employees are represented by unions. We also have unionized employees in Italy, Germany, and Brazil. No one unionized facility accounts for more than 17% of ITT total revenues. Although our relations with our employees are strong and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not experience these or other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor.

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
Business and Operating Risks
Our exposure to pending and future asbestos claims and related liabilities, assets, and cash flows is subject to significant uncertainties.
ITT, including its subsidiary Goulds Pumps, Inc., has been sued, along with many other companies, in numerous lawsuits in which the plaintiffs claim damages for personal injury arising from exposure to asbestos from component parts of certain products sold or distributed by various defendants, including the Company. We expect to be sued in similar actions in the future. We record an estimated liability related to pending claims and claims estimated to be filed over the next 10 years based on a number of key assumptions, including the plaintiffs’ propensity to sue, claim acceptance rates, disease type, settlement values and defense costs. These assumptions are derived from ITT’s recent experience and reflect the Company’s expectations about future claim activities. These assumptions about the future may or may not prove accurate, and accordingly, the Company may incur additional liabilities in the future. A change in one or more of the inputs used to estimate our asbestos liability could materially change the estimated liability and associated cash flows for pending claims and those estimated to be filed in the next 10 years. Although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe that there is a reasonable basis for estimating those costs at this time.
We record an asset that represents our best estimate of probable recoveries from our insurers for the estimated asbestos liabilities. There are significant assumptions made in developing estimates of asbestos-related recoveries, such as policy triggers, policy or contract interpretation, the methodology for allocating claims to policies, and the continued solvency of the Company’s insurers. Certain of our primary coverage-in-place agreements are exhausted which may result in higher net cash outflows until excess carriers begin accepting claims for reimbursement. Performance by our insurers could differ from the assumptions underlying the recognized asset and could result in lower collections of receivables than are currently expected to reduce the Company’s asbestos costs.
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
Many uncertainties exist surrounding asbestos litigation. The Company will continue to evaluate its estimated asbestos-related liability and corresponding estimated insurance reimbursement, as well as the underlying assumptions and process used to derive these amounts. Changes in estimates related to these uncertainties may result in increases or decreases to the net asbestos liability, particularly if the quality or number of claims or settlement or defense costs change significantly, if there are significant developments in the trend of case law or court procedures, or if legislation or another alternative solution is implemented; however, the Company is currently unable to predict such future changes or estimate their potential effect on its net asbestos liability. Although the resolution of asbestos claims may take many years, the effect of changes in our estimates related to our pending or estimated future claims in any given period could be material to our financial condition and results of operations.
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
We serve a diverse mix of customers in global infrastructure industries which can be volatile. The markets in which our businesses operate include automotive, aerospace, oil and gas, industrial, mining, chemical and defense, each of which is impacted by specific industry and general economic cycles. Our revenues, operating results and profitability have varied in the past and may vary from quarter to quarter in the future and can be negatively impacted by volatility in the end markets we serve. We have undertaken measures to reduce the impact of this volatility through diversification of markets we serve and expansion of geographic regions in which we operate. We may be adversely affected by disruptions in financial markets or downturns in macroeconomic conditions in specific countries or regions, or in the various industries in which the Company operates or be subject to adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations in the jurisdictions in which the Company operates.
Our international operations, including U.S. exports, comprise a growing portion of our operations and are a strategic focus for continued future growth. Our strategy calls for increasing sales in overseas markets, including emerging growth markets such as Central and South America, China, Russia, India, Venezuela, and the Middle East. In 2014, 65% of our total sales were to customers operating outside of the United States. Both our sales from international operations and export sales are subject in varying degrees to risks inherent to doing business outside of the United States. These risks include the following:

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
Instability in the global credit markets, including the ongoing European economic and financial difficulties in certain countries and the instability in the geopolitical environment in many parts of the world, may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, deteriorate further we may experience material impacts on our financial statements.
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
We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, Chinese renminbi, South Korean won, Hong Kong dollar, Mexican peso, British pound, Czech koruna, Australian dollar, Brazilian real, Canadian dollar, and Russian ruble. In addition, the Company is exposed to the Venezuelan bolivar, which it ceased using as the functional currency of its Venezuelan operations in 2010.
As we continue to grow our business internationally, our operating results could be affected by the relative strength of the European, Asian and developing economies and the impact of currency exchange rate fluctuations. Any significant change in the value of currencies of the countries in which we do business relative to the value of the U.S. dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our financial statements. Accordingly, fluctuations in exchange rates may also impact our results when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our sales are non-

U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations.
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
A substantial portion of our earnings is generated by our foreign subsidiaries and repatriation of those earnings to the U.S. may be inefficient from a tax perspective. Any distributions, loans or advances to us by our foreign subsidiaries could be subject to taxation under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate.
The cost of compliance with increasingly complex and often conflicting regulations worldwide can also impair our flexibility in modifying product, marketing, pricing, or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable profit margins.
Our business is impacted by our customer's levels of capital investment and maintenance expenditures.
Demand for our industrial products and services depends on the level of capital investment and planned maintenance expenditures of our customers. Our customers' levels of capital expenditures depends, in turn, on general economic conditions, availability of credit, economic conditions within their respective industries and expectations of future market behavior. Additionally, volatility in commodity prices can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. The ability of our customers to finance capital investment and maintenance may also be affected by factors independent of the conditions in their industries, such as the condition of global credit and capital markets.
The businesses of many of our customers, particularly oil and gas companies, chemical companies, mining companies and industrial companies are to varying degrees cyclical and have experienced, or may experience, periodic downturns. Our customers in these industries, particularly those whose demand for our products and services is primarily profit-driven, historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. Additionally, fluctuating energy demand forecasts and lingering uncertainty concerning commodity pricing can cause our customers to be more conservative in their capital planning, which may reduce demand for our products and services. Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in our industry. Any of these results could adversely affect our business and financial results.
Additionally, some of our industrial products customers may choose to delay capital investment and maintenance, even during favorable conditions in their industries or markets. Despite these favorable conditions, the general health of global credit and capital markets and our customers' ability to access such markets may significantly impact investments in large capital projects, as well as necessary maintenance and upgrades. In addition, the liquidity and financial position of our customers, which is typically directly linked to the economies in which they operate, could impact capital investment decisions and their ability to pay in full and/or on a timely basis. Any of these factors, whether individually or in the aggregate, could have a material adverse effect on our customers and, in turn, our business and financial results.
Failure to compete successfully in our markets could adversely affect our business.
We provide products and services to competitive markets. We believe the principal points of competition in our markets are product performance, reliability and innovation, application expertise, brand reputation, energy efficiency, product life cycle cost, timeliness of delivery, proximity of service centers, effectiveness of our distribution channels and price.
Maintaining and improving our competitive position will require continued investment by us in manufacturing, research and development, engineering, marketing, customer service and support, and our distribution networks. We may not be successful in maintaining our competitive position. Our competitors may develop products that are superior to our products, or may develop more efficient or effective methods of providing products and services or may adapt more quickly than we do to new technologies or evolving customer requirements. Pricing pressures also could cause us to adjust the prices of certain products to stay competitive. We may not be able to compete successfully with existing or new competitors. Risks such as these are particularly apparent in our ICS business, which relies on innovation to stay competitive.

Our operating costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, energy and related utilities, freight, and cost of labor. In order to remain competitive, we may not be able to recoup all or a portion of these higher costs from our customers through product price increases. Further, our ability to realize financial benefits from Lean Six Sigma activities may not be able to mitigate fully or in part these manufacturing and operating cost increases and, as a result, could negatively impact our profitability.
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
Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of products for the markets we serve. In addition, many of the devices we manufacture and sell are designed to be used in harsh environments for long periods of time where the cost of failure is high. Component failures, manufacturing defects, design flaws, or inadequate disclosure of product-related risks or product-related information could result in an unsafe condition or injury to, or death of, an end-user of our products. The occurrence of such a problem could result in product liability claims or a recall of, or safety alert relating to, one or more of our products which could ultimately result, in certain cases, in the removal of such products from the marketplace and claims regarding costs associated therewith. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers for our products.
Our business could be adversely affected by raw material price volatility and the inability of suppliers to meet quality and delivery requirements.
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
Our business could be adversely affected by the inability of suppliers to provide us with certifications relating to conflict minerals.
Since our supply chain is complex, ultimately we may not be able to sufficiently discover the origin of the conflict minerals (generally defined as the minerals tin, tantalum, titanium and gold which have been extracted from the Democratic Republic of the Congo or adjoining countries) used in our products through the due diligence procedures that we implement, which may adversely affect our reputation with our customers, shareholders, and other stakeholders. In such event, we may also face difficulties in satisfying customers who require that all of our products are certified as conflict mineral free. If we are not able to meet such requirements, customers may choose not to purchase our products, which could adversely affect our sales and the value of portions of our inventory. Further, there may be only a limited number of suppliers offering conflict free minerals and, as a result, we cannot be sure that we will be able to obtain metals, if necessary, from such suppliers in sufficient quantities or at competitive prices. Any one or a combination of these various factors could harm our business, reduce market demand for our products, and adversely affect our financial results.
If we fail to manage the distribution of our products and services effectively, our revenue, gross margin and profitability could suffer. A significant portion of our revenue is derived from a single customer.
We use a variety of sales channels to sell our products and services. Successfully managing these sales channels is a complex process as we sell a broad mix of products through a network of over 800 distributors, agents, and value-added resellers. Moreover, since each distribution method has distinct risks and profit margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and profit margins. In addition, changes to the sales channels could introduce additional complexity to the sales and inventory management processes and could cause disruptions to customer service or create channel conflicts.
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
Changes in our effective tax rates as a result of changes in the realizability of our deferred tax assets, the geographic mix of earnings, tax examinations or disputes, tax authority rulings, or changes in the tax laws, may adversely affect our financial results.
The Company is subject to income taxes in the U.S. and in various foreign jurisdictions. We exercise significant judgment in calculating our provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain income or the deductibility of certain expenses, thereby affecting our income tax expense and profitability.
Any significant increase in our future effective tax rates could reduce net income for future periods. Given the global nature of our business, a number of factors may increase our future effective tax rates, including:

•	decisions to repatriate non-U.S. earnings for which we have not previously provided for U.S. income taxes;

•	changes in the geographic mix of our profits among jurisdictions with differing statutory income tax rates;

•	sustainability of historical income tax rates in the jurisdictions in which we conduct business;

•	changes in tax laws applicable to us;

•	expiration, renewal, or application of tax holidays;

•	the resolution of issues arising from tax audits with various tax authorities; and

•	changes in the valuation of our deferred tax assets, deferred tax liabilities and deferred tax asset valuation allowances.
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
Our current information systems structure and applications may pose certain risks.
Our information systems infrastructure is centralized, but our information system applications are both centralized and decentralized. The centralized infrastructure presents a risk in that a potential security breach could have a company-wide impact. The decentralized applications could result in significant replacement costs were the Company to decide to replace a number of the independent operating systems or consolidate operating systems. The inter-relationship of information systems also presents an additional risk when upgrading or replacing information systems. Additionally, our planned initiative to upgrade or replace existing Enterprise Resource Planning (ERP) systems over the next several years was launched during 2014. Implementing new systems may result in unintended changes to the way in which production is performed and transactions are processed. Our ability to execute these ERP systems implementations will directly impact our potential risk exposure during this implementation period.
Security breaches could adversely affect our business and results of operations.
The efficient operation of our business is dependent on computer hardware and software systems. While we believe we have taken many steps to protect our information systems, even the most well-protected information systems are vulnerable to internal and external security breaches including those by computer hackers and cyber terrorists. Furthermore, information technology security threats are increasing in sophistication and frequency. While we actively manage the risks to our information systems that are within our control, we can provide no assurance that our actions will be successful in eliminating or mitigating risks to our systems, networks and data. The unavailability of our information systems, the failure of these systems to perform as anticipated for any reason or any significant breach of security could cause significant disruption to our business and could result in decreased performance and increased overhead costs, causing an adverse effect on our reputation, business, financial condition and results of operations. A breach could also result in the loss of our intellectual property, potentially impacting our long-term capability to compete on sales for affected products. In addition, a breach of security of our information systems could result in litigation, regulatory action and potential liability, as well as increased costs to implement further information security measures.
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
We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws. We are subject, however, to the risk that we, our affiliated entities, or the respective officers, directors, employees and agents of ITT, may take action determined to be in violation of such anti-corruption laws, including but not limited to, the U.S. Foreign Corrupt Practices Act of 1977 and the U.K. Bribery Act of 2010, as well as trade sanctions administered by the Office of Foreign Assets Control (OFAC) and the U.S. Department of Commerce. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, curtailment of operations in certain jurisdictions, and might adversely affect our business, results of operations or financial position. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
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
In connection with the Distribution, we received a U.S. Internal Revenue Service (IRS) Ruling stating that ITT and its shareholders will not recognize any taxable income, gain, or loss for U.S. Federal income tax purposes as a result of the Distribution. The IRS Ruling, while generally binding upon the IRS, is based on certain factual statements and representations we made to the IRS. If any such factual statements or representations were incomplete or untrue in any material respect, or if the facts on which the IRS Ruling was based are materially different from the facts at the time of the Distribution, the IRS could modify or revoke the IRS Ruling retroactively.
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
In connection with the Distribution we may be exposed to potential liabilities. As part of the Distribution Agreement, ITT, Exelis, and Xylem indemnified each other with respect to such parties’ assumed or retained liabilities pursuant to the Distribution Agreement and breaches of the Distribution Agreement or related spin agreements. There can be no assurance that the indemnity from Exelis and Xylem will be sufficient to protect us against the full amount of these and other liabilities, or that each of Exelis and Xylem will be able to fully satisfy its indemnification obligations. Third-parties could also seek to hold us responsible for any of the liabilities that each of Exelis and Xylem has agreed to assume. Even if we ultimately succeed in recovering from Exelis and/or Xylem any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. In addition, performance on indemnities that we provided Exelis and Xylem may be significant. Each of these risks could negatively affect our business, results of operations and financial position.
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
We consider the offices, plants, warehouses, and other properties that we own or lease to be in good condition and generally suitable for their intended purpose. We believe these properties are adequate for the Company’s needs and will generally allow for expansion of capacity if needed. The following table summarizes the number and area (in thousands of square feet) of our properties by region and business segment.

	Number of Facilities - Owned
	Industrial Process		Motion Technologies		Interconnect Solutions		Control Technologies		Other		Total
Location	#	Area	#	Area	#	Area	#	Area	#	Area	#	Area
Manufacturing:
North America	3	990.6	—	—	1	364.1	3	181.6	—	—	7	1,536.3
Europe	2	186.7	4	848.4	1	231.3	—	—	—	—	7	1,266.4
Middle East	—	—	—	—	—	—	—	—	—	—	—	—
Asia	1	189.0	—	—	—	—	—	—	—	—	1	189.0
Latin America	2	114.0	—	—	1	358.1	—	—	—	—	3	472.1
	8	1,480.3	4	848.4	3	953.5	3	181.6	—	—	18	3,463.8

Non-Manufacturing:
North America	6	124.8	—	—	—	—	2	84.7	3	59.8	11	269.3
Europe	—	—	1	38.5	—	—	—	—	—	—	1	38.5
Middle East	—	—	—	—	—	—	—	—	—	—	—	—
Asia	1	38.7	—	—	1	13.4	—	—	—	—	2	52.1
Latin America	—	—	—	—	—	—	—	—	—	—	—	—
	7	163.5	1	38.5	1	13.4	2	84.7	3	59.8	14	359.9

	Number of Facilities - Leased
	Industrial Process		Motion Technologies		Interconnect Solutions		Control Technologies		Other		Total
Location	#	Area	#	Area	#	Area	#	Area	#	Area	#	Area
Manufacturing:
North America	3	190.8	—	—	2	42.2	1	200.0	—	—	6	433.0
Europe	2	27.3	1	261.4	1	52.2	—	—	—	—	4	340.9
Middle East	—	—	—	—	—	—	—	—	—	—	—	—
Asia	11	608.1	3	302.6	1	294.4	1	39.1	—	—	16	1,244.2
Latin America	2	565.8	—	—	—	—	—	—	—	—	2	565.8
	18	1,392.0	4	564.0	4	388.8	2	239.1	—	—	28	2,583.9

Non-Manufacturing:
North America	26	507.6	2	58.0	5	12.8	—	—	8	181.5	41	759.9
Europe	14	67.4	2	31.7	3	190.4	2	7.6	4	33.7	25	330.8
Middle East	4	30.3	—	—	2	1.0	1	0.3	2	6.2	9	37.8
Asia	20	80.4	4	4.4	5	8.2	1	0.5	3	22.2	33	115.7
Latin America	13	62.2	—	—	—	—	—	—	1	33.6	14	95.8
	77	747.9	8	94.1	15	212.4	4	8.4	18	277.2	122	1,340.0

ITEM 3.	LEGAL PROCEEDINGS
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
Asbestos Proceedings
ITT, including its subsidiary Goulds Pumps, Inc., has been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain of our products sold prior to 1985 contained a part manufactured by a third party (e.g., a gasket) that contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. Frequently, the plaintiffs are unable to identify any ITT or Goulds Pumps, Inc. product as a source of asbestos exposure. In addition, a large percentage of claims pending against the Company have been placed on inactive dockets because the plaintiffs cannot demonstrate a significant compensable loss. Our experience to date is that a majority of resolved claims are dismissed without payment by the Company.
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, the amount of liability for potential future claims beyond the next 10 years is not reasonably estimable due to a number of factors. As of December 31, 2014, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,223.2, including expected legal fees, and an associated asset of $476.4 which represents estimated recoveries from insurers, resulting in a net exposure of $746.8. See information provided below and in Note 18, Commitments and Contingencies, to the Consolidated Financial Statements for further information.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The current executive officers of the Company, as of February 2, 2015, are listed below.

Name	Age	Current Title
Denise L. Ramos	58	Chief Executive Officer and President
Aris C. Chicles	53	Executive Vice President and President, Industrial Process
Victoria L. Creamer	45	Senior Vice President Human Resources
Mary Beth Gustafsson	55	Senior Vice President, General Counsel and Chief Compliance Officer
Munish Nanda	50	Senior Vice President and President, Control Technologies
Luca Savi	49	Senior Vice President and President, Motion Technologies
Thomas M. Scalera	43	Senior Vice President and Chief Financial Officer
Neil W. Yeargin	49	Senior Vice President and President, Interconnect Solutions
Steven C. Giuliano	45	Vice President and Chief Accounting Officer
Denise L. Ramos was appointed Chief Executive Officer, President and a director of the Company in October 2011. She previously served as Senior Vice President and Chief Financial Officer of the Company since 2007. Prior to joining the Company, Ms. Ramos served as Chief Financial Officer for Furniture Brands International from 2005 to 2007. From 2000 to 2005, Ms. Ramos served as Senior Vice President and Corporate Treasurer at Yum! Brands, Inc. and Chief Financial Officer for the U.S. division of KFC Corporation. Ms. Ramos began her career in 1979 at Atlantic Richfield Company (ARCO), where she had more than 20 years of business and financial experience serving in a number of increasingly responsible finance positions, including Corporate General Auditor and Assistant Treasurer. Ms. Ramos is currently a director of Praxair, Inc., since April 2014, where she serves on the Audit Committee and the Governance and Nominating Committee. She serves on the Executive Committee of the Board of Trustees for the Manufacturers Alliance for Productivity and Innovation and is also a member of the Business Roundtable and the Business Council. Ms. Ramos was included in the Top 100 CEO Leaders in Science, Technology, Engineering and Math publication by STEMconnector, she recently received a Distinguished Leadership Award from the New York Hall of Science and she was named to Fortune magazine’s 2014 Top People in Business.
Aris C. Chicles has served as our Executive Vice President and President, Industrial Process since May 2014 and previously as Executive Vice President since October 2011. Prior to that he served as our Senior Vice President, Strategy and Corporate Development from August 2007 to October 2011 and the Vice President, Strategy and Corporate Development from June 2006 to July 2007. Before joining us, Mr. Chicles served as Vice President, Corporate Business Development at American Standard Companies, Inc., a global manufacturer of products and systems in diversified industries including heating, ventilation and air conditioning equipment, bath and kitchen fixtures and faucets, and automotive safety systems, from 2000 to 2006 and he had a 17-year career from 1983 to 2000 with Owens Corning Inc., a leading provider of building materials systems and composite solutions, in a series of progressively responsible operational positions.
Victoria L. Creamer has served as our Senior Vice President, Human Resources since February 2015. Prior to joining ITT, Ms. Creamer served as Vice President, Global Compensation and Recognition of International Business Machines Corporation (“IBM”), a global technology and consulting company, from April 2013 to January 2015. Ms. Creamer held various other positions of increasing levels of responsibility at IBM since 1991.
Mary Beth Gustafsson has served as our Senior Vice President and General Counsel since February 2014 and as our Chief Compliance Officer since August 2014. Prior to joining us, Ms. Gustafsson served as Executive Vice President, General Counsel and Corporate Secretary of First Solar Inc., a global provider of comprehensive photovoltaic solar systems, from 2009 to 2013 and from 2008 to 2009 as Vice President, General Counsel. Ms. Gustafsson was previously Senior Vice President, General Counsel and Secretary of American Standard Companies, Inc., a global manufacturer of products and systems in diversified industries including heating, ventilation and air conditioning equipment, bath and kitchen fixtures and faucets, and automotive safety systems, from 2005 to 2008.
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
Thomas M. Scalera has served as our Senior Vice President, Chief Financial Officer and Strategy and IT Leader since August 2014 and prior to that as Senior Vice President and Chief Financial Officer since October 2011. He previously served as Vice President, Corporate Finance from 2010 to 2011 and Director, Investor Relations from 2008 to 2010. Prior to joining ITT in 2006, Mr. Scalera held senior financial roles with R.R. Donnelley, Dover Corp., and PricewaterhouseCoopers, LLP.
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
Steven C. Giuliano has served as our Vice President and Chief Accounting Officer since January 2014. Prior to joining us, Mr. Giuliano served as Senior Vice President and Chief Financial Officer from 2009 to 2011 and was Vice President and Chief Financial Officer from 2007 to 2009 of Arch Chemicals, Inc. Mr. Giuliano was Controller of Arch Chemicals from 1999 through 2007, while assuming increasing levels of responsibility.

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

	2014		2013
	High	Low	High	Low
Three Months Ended:
March 31	$44.87	$37.87	$29.38	$23.83
June 30	48.24	41.48	30.93	25.94
September 30	49.42	44.93	36.51	29.11
December 31	45.34	36.74	43.66	35.06
We declared dividends of $0.11 and $0.10 per share of common stock in each of the four quarters of 2014 and 2013, respectively. In the first quarter of 2015, we declared a dividend of $0.1183 per share for shareholders of record on March 13, 2015. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.
There were approximately 10,950 holders of record of our common stock on February 16, 2015.
EQUITY COMPENSATION PLAN INFORMATION
The equity compensation plan information called for by Item 5(a) is set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement for the 2015 Annual Meeting of Shareholders.
During the fiscal year ended December 31, 2014, no equity securities of the Company were sold by the Company that were not registered under the Securities.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our purchases of our common stock for the quarter ended December 31, 2014.

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
10/1/2014 - 10/31/2014	—	—	—	$350.7
11/1/2014 - 11/30/2014	0.3	$43.49	0.2	$344.1
12/1/2014 - 12/31/2014	0.6	$41.87	0.6	$320.7

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, our Board of Directors approved a three-year $1 billion share repurchase program (2006 Share Repurchase Program). On December 16, 2008, our Board of Directors modified the provisions of the 2006 Share Repurchase Program to replace the original three-year term with an indefinite term. As of December 31, 2014, we had repurchased 16.4 shares for $679.3, including commissions, under the 2006 Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

PERFORMANCE GRAPH
CUMULATIVE TOTAL RETURN
Based upon an initial investment on December 31, 2009 of $100 with dividends reinvested

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
ITT Corporation	$100.00	$106.97	$121.96	$150.57	$282.13	$265.56
S&P 400 Mid-Cap	$100.00	$126.63	$124.44	$146.59	$195.64	$214.69
S&P 400 Capital Goods	$100.00	$135.56	$129.39	$162.41	$229.59	$230.16
This graph is not, and is not intended to be, indicative of future performance of our common stock. This graph shall not be deemed “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act.

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

(In Millions, except per share amounts)	2014	2013	2012	2011	2010
Results of Operations
Revenue	$2,654.6	$2,496.9	$2,227.8	$2,085.6	$1,890.7
Gross profit	866.4	799.8	680.2	645.0	603.9
Gross margin	32.6%	32.0%	30.5%	30.9%	31.9%
Asbestos-related costs, net(a)	3.9	32.8	50.9	100.4	384.8
Other operating costs(b)	596.1	583.4	477.8	789.5	399.7
Operating income (loss)	266.4	183.6	151.5	(244.9)	(180.6)
Operating margin	10.0%	7.4%	6.8%	(11.7)%	(9.6)%
Income tax expense (benefit)(c)	71.3	(309.6)	39.6	260.6	(142.2)
Income (loss) from continuing operations attributable to ITT Corporation	188.4	487.7	109.5	(576.5)	(130.4)
(Loss) earnings from discontinued operations, net of tax(d)	(3.9)	0.8	15.9	447.0	934.7
Net income (loss) attributable to ITT Corporation	$184.5	$488.5	$125.4	$(129.5)	$804.3
Income (loss) from continuing operations per basic share	$2.06	$5.36	$1.18	$(6.22)	$(1.42)
(Loss) income from discontinued operations per basic share	$(0.04)	$0.01	$0.17	$4.82	$10.17
Net income (loss) per basic share	$2.02	$5.37	$1.35	$(1.40)	$8.75
Income (loss) from continuing operations per diluted share	$2.03	$5.28	$1.16	$(6.22)	$(1.42)
(Loss) income from discontinued operations per diluted share	$(0.04)	$0.01	$0.17	$4.82	$10.17
Net income (loss) per diluted share	$1.99	$5.29	$1.33	$(1.40)	$8.75
Dividends declared	$0.44	$0.40	$0.364	$1.591	$2.00
Financial Position
Cash and cash equivalents(e)	$584.0	$507.3	$544.5	$689.8	$206.0
Total assets(f)	3,631.5	3,740.2	3,386.1	3,671.5	12,616.4
Total debt and capital leases(g)	8.5	48.9	26.9	6.5	1,359.6

(a)
In 2010, we recognized net asbestos-related costs of $384.8 reflecting several developments, including higher settlement costs and significantly increased activity in several higher-cost jurisdictions, increasing number of cases to be adjudicated and the expected legal costs. See Note 18, “Commitments and Contingencies,” to the Consolidated Financial Statements for further information.

(b)
The increase in other operating costs from 2011 to 2012 was primarily due to the 2011 Distribution of Exelis and Xylem. In connection with activities taken to create the revised organizational structure and to complete the Distribution (referred to herein as transformation costs) we recognized total transformation costs of $636.2 during 2011, of which $396.1 are presented within income from continuing operations. Transformation costs incurred during 2011 primarily relate to losses on the extinguishment of debt, asset impairments, and employee retention and severance.

The increase in other operating costs from 2012 to 2013 primarily relates to an additional eleven months of Bornemann operations during 2013.

(c)
The 2011 tax expense of $260.6 includes a $340.7 valuation allowance for U.S. federal and state deferred tax assets as it became more likely than not that these deferred tax assets would not be realized, a $69.3 tax expense for undistributed foreign earnings that were no longer considered indefinitely reinvested, and a $30.9 tax benefit from an increase in state deferred tax assets which were re-measured based on enacted tax rates using different state apportionment factors as a result of the Distribution. The 2013 tax benefit of $309.6 includes the release of a U.S. deferred tax valuation allowance of $374.6 that was initially established in 2011. See Note 5, Income Taxes, to the Consolidated Financial Statements for further information.

(d)
Discontinued operations include the results of the Shape Cutting Businesses (disposed of in 2012), Exelis (disposed of in 2011), Xylem (disposed of in 2011) and transformation costs of $240.1 recorded during 2011. Transformation costs presented within discontinued operations are costs directly related to the Distribution, primarily advisory fees and information technology costs, which provide no future benefit to the Company.

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

(f)
The increase in total assets from 2012 to 2013 is primarily due to the release of a U.S. deferred tax valuation allowance of $374.6. The decline in total assets from 2011 to 2012 is primarily due to a reduction in asbestos-related assets and liabilities resulting from a Settlement Agreement executed during the third quarter of 2012. See Note 18, Commitments and Contingencies, to the Consolidated Financial Statements for further information. The decline in total assets from 2010 to 2011 is primarily attributable to the Distribution of Exelis and Xylem on October 31, 2011, which had total combined assets of $9,322.6 as of December 31, 2010. The assets of Exelis and Xylem, although presented as discontinued operations, are included in total assets for 2009 and 2010.

(g)	Total debt as of December 31, 2011 reflects the extinguishment of $1,251.0 of long-term debt in October 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and the notes related thereto. As we noted earlier in the Forward-Looking and Cautionary Statements of this Annual Report on Form 10-K, this Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” (along with other sections of this Annual Report), may contain forward-looking statements. The risks discussed in Part I, Item 1A, “Risk Factors,” and other risks identified in this Annual Report on Form 10-K could cause our actual results may differ materially from those expressed by such forward-looking statements.
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
Our product and service offerings are organized into four segments: Industrial Process, Motion Technologies, Interconnect Solutions, and Control Technologies, each of which is discussed above in Part I, Item 1, “Company Overview - Segment Information.”
EXECUTIVE SUMMARY
During 2014, we continued to build on our multi-year strategy of creating profitable growth through our focus on four key strategic areas: Market Expansion, Differentiated Customer Experience, Operational Excellence, and Effective Capital Deployment. To promote these strategies, we invested in capabilities, capacity, technology, and R&D projects to drive growth and value creation. The benefits of these activities and our diversified portfolio are reflected in our 2014 financial results that included revenue growth of 6%, operating income growth of 45%, and operating margin expansion of 260 basis points.
Our focus on Market Expansion contributed to revenue growth in emerging markets of 11% during 2014, and is exemplified by the profitable and sustainable brake pad market share growth in China that has led us to further our capacity investments in the region. We have also seen market expansion in developed geographic markets reflecting focused growth in energy and transportation. In addition, new product developments have allowed us to expand our aerospace solutions into the rotorcraft market. And direct-to-market strategies across our businesses are garnering new customer relationships and strengthening existing ones.
We advanced our Differentiated Customer Experience through investments in our Lean transformation that have led to improvements in many of our key customer metrics. In addition, restructuring initiatives focused on accelerating the turnaround in our connectors and shock absorbers businesses have improved our levels of customer responsiveness. And, we have invested in building capabilities in human resources, information technology, culture and lean that will drive an improved experience for our customers.
A key component of our Operational Excellence strategy is the successful execution of our Lean transformation. Our five-year journey to transform each of our significant revenue producing facilities began in 2012, and is currently on track. The physical transformation of our operations is evident in the meaningful change in factory flow, pull and visual management supported by cultural transformation with high employee engagement, standard work and self-managed teams. Many of our core metrics around safety, quality, delivery, inventory and productivity are improving and we are seeing the positive effects on inventory management and structurally lower breakeven points. We are also moving beyond the factory floor to lean out other critical processes of the value chain to become a truly Lean enterprise.

During 2014, we continued our organic investments in our business with significant capital spending geared towards expanding our brake pad and pump production capacity. We also returned approximately $100 to shareholders in 2014 through a combination of share repurchases and dividends and invested $28 in restructuring initiatives.
From a results standpoint, 2014 was a strong year as we delivered consolidated revenue growth of 6% and organic revenue growth of 7%. The organic revenue growth was most significantly driven by share gains in the global automotive and rail markets and by global sales of project pumps and connectors to the oil and gas market. In addition, we drove a 5% increase in organic orders. Consolidated operating income was $266 for the year, representing an $83 or 45% increase from the prior year, due to improved segment operating performance reflecting higher sales volume and net savings of approximately $60 from productivity, sourcing, and restructuring initiatives and a year-over-year reduction in asbestos-related costs of $29 primarily due to favorable movements in certain key assumptions. Net income from continuing operations was $188 during 2014, resulting in earnings of $2.03 per diluted share. Adjusted income from continuing operations was $229 for 2014, reflecting an increase of $43, or 23%, over the prior year. Our adjusted income from continuing operations translated into $2.47 per diluted share, a $0.45 per share, or 22%, increase over the prior year. See the “Key Performance Indicators and Non-GAAP Measures,” for reconciliation of non-GAAP measures.
Trends and Uncertainties
Our success in 2015 will rely heavily on the effective execution of our strategic plan, however there are certain macro-trends that are out of our control and create uncertainty with regard to our overall business and financial performance. These trends include, but are not limited to, the recent decline in oil prices, instability in regions such as Venezuela and Russia, foreign currency fluctuations, emerging market deceleration, and modest global GDP growth.
A portion of our business provides products, such as pumps and connectors, to the oil and gas market. In connection with the recent declines in the price of oil, we expect to see some level of customer project delays and/or order cancellations during 2015 and possibly after. Depending on the extent to which oil prices continue to decline or stay depressed, this trend could create an unfavorable material effect on the results of our businesses. Revenue stemming from the oil and gas market was approximately 20% of our total revenue during 2014.
Growth in emerging markets is an important component of the growth strategy for Industrial Process and ITT. To date, we have not experienced any material disruptions in our operations, however, during the fourth quarter of 2014, we recognized a charge associated with our Venezuelan subsidiary due to the write-down of certain assets and the remeasurement of the subsidiary's financial statements and contract obligations at a lower foreign currency exchange rate. We will continue to closely monitor developments given the instability in the current political environments. The continuation or escalation of the current geopolitical instability in these regions could negatively impact our results and future growth prospects.

DISCUSSION OF FINANCIAL RESULTS
2014 VERSUS 2013

	2014	2013	Change
Revenue	$2,654.6	$2,496.9	6.3%
Gross profit	866.4	799.8	8.3%
Gross margin	32.6%	32.0%	60	bp
Operating expenses	600.0	616.2	(2.6)%
Operating expense to revenue ratio	22.6%	24.7%	(210	)bp
Operating income	266.4	183.6	45.1%
Operating margin	10.0%	7.4%	260	bp
Interest and non-operating expenses, net	4.4	3.1	41.9%
Income tax expense (benefit)	71.3	(309.6)	(123.0)%
Effective tax rate	27.2%	(171.5)%	19,870	bp
Income from continuing operations attributable to ITT Corporation	188.4	487.7	(61.4)%
(Loss) earnings from discontinued operations, net of tax	(3.9)	0.8	(587.5)%
Net income attributable to ITT Corporation	$184.5	$488.5	(62.2)%
REVENUE
Revenue for the year ended December 31, 2014 was $2,654.6, reflecting an increase of $157.7, or 6.3%, over the prior year. The Industrial Process segment generated revenue growth of $100.9, or 9.1%, primarily from long-term industrial pump projects serving the oil and gas, mining, and chemical markets in North America and Latin America. The Motion Technologies segment experienced revenue growth of $47.6, or 6.6%, driven by strength in both automotive OE and aftermarket, as well as in the global rail markets. The Interconnect Solutions segment revenue declined $2.7, or 0.7%, primarily due to weakness in the defense and communication market connectors, as well as from the expected decline in our non-strategic connector product lines, offset by growth from oil and gas in the North American market. The Control Technologies segment revenue grew $12.3, or 4.4%, reflecting strength in both our industrial and commercial aerospace markets.
As mentioned previously, in the Executive Summary section of Management's Discussion and Analysis, our future revenue results may be negatively impacted by the current economic and political instability in Russia and Venezuela, foreign currency fluctuations, and the recent decline in the price of oil.
The following table illustrates revenue generated within a specific country or region for the years ended December 31, 2014 and 2013, the corresponding percentage change, and the organic growth, a non-GAAP measure. See below for further discussion of year-over-year revenue activity at the segment level. See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue growth.

	2014	2013	Change	Organic Growth
United States	$927.0	$896.2	3.4%	3.5%
Germany	303.3	266.7	13.7%	13.0%
Canada	139.0	106.8	30.1%	30.7%
France	129.4	144.7	(10.6)%	(11.0)%
Other developed markets	319.9	331.9	(3.6)%	5.1%
Total developed markets	1,818.6	1,746.3	4.1%	4.1%
South and Central America(a)	239.4	200.2	19.6%	27.7%
Eastern Europe and Russia	125.9	124.3	1.3%	2.5%
Middle East and Africa	162.7	144.1	12.9%	11.9%
China and Hong Kong	184.7	140.5	31.5%	32.0%
Other emerging growth markets	123.3	141.5	(12.9)%	(13.2)%
Total emerging growth markets	836.0	750.6	11.4%	13.5%
Total Revenue	$2,654.6	$2,496.9	6.3%	6.9%

(a)	Includes Mexico

The following table illustrates the year-over-year revenue results from each of our segments for the years ended December 31, 2014 and 2013.

	2014	2013	Change	Organic Growth
Industrial Process	$1,208.3	$1,107.4	9.1%	10.7%
Motion Technologies	769.4	721.8	6.6%	6.1%
Interconnect Solutions	392.8	395.5	(0.7)%	(0.4)%
Control Technologies	290.5	278.2	4.4%	4.6%
Eliminations	(6.4)	(6.0)	6.7%	—
Total Revenue	$2,654.6	$2,496.9	6.3%	6.9%
Industrial Process
Industrial Process revenue for the year ended December 31, 2014 was $1,208.3, reflecting an increase of $100.9, or 9.1%, as compared to the prior year. Unfavorable foreign currency fluctuations negatively impacted revenue growth by $20.6, or 1.9%. Organic revenue increased 10.7%, over the prior year, primarily reflecting market share gains in the large, highly engineered project pump business, driven by our growth in the oil and gas market of approximately 21%. The project pump business also contributed to revenue growth in the mining market of approximately 16% and in the chemical market of approximately 9%. The growth of our project pump business was partially offset by a decline in our Asia Pacific general chemical and mining markets.
Orders for the year ended December 31, 2014 were $1,214.2, reflecting an increase of $52.2, or 4.5%, as compared to the prior year. Unfavorable foreign currency fluctuations negatively impacted order growth by $20.7, or 1.8%. Organic orders increased 6.0%, over the prior year, primarily reflecting a strong fourth quarter of large engineered project business, mainly in the downstream oil and gas markets in Canada that led to full year-over-year growth of approximately $60 in the global oil and gas market. We also experienced strong fourth quarter 2014 orders of pumps and parts for the mining market, primarily to the Latin America region, which contributed to our full year 2014 order growth in the mining market of approximately $10. The level of order and shipment activity related to engineered pumps can vary from period to period, which may impact year-over-year comparisons. Backlog as of December 31, 2014 was $603.4, reflecting a decrease of $40.6, or 6.3%, from the prior year. The year-over-year decrease in backlog is principally due to unfavorable foreign currency translation.
Motion Technologies
Motion Technologies revenue for the year ended December 31, 2014 was $769.4, reflecting an increase of $47.6, or 6.6%, compared to the prior year, due to approximately 5% growth in Friction Technologies and 19.0% growth in KONI. Growth in Friction Technologies came from both the aftermarket and OE channels. Aftermarket benefited from the addition of a new production line, as well as improved production press efficiency rates coming from specific Lean initiatives to meet increased demand. The year-over-year increase in OE was driven by growth in China which corresponds with our investments and strategic focus to gain market share in the Asia Pacific region. Higher year-over-year revenues in KONI related to growth in the global rail market as well as growth in the North American automotive market. Foreign currency translation favorably impacted revenue growth by $3.4, resulting in organic revenue growth of 6.1%, over the prior year.
Orders for the year ended December 31, 2014 were $797.0, reflecting an increase of 7.1% over the prior year, driven by order growth at KONI of approximately 23% from continued strong order intake within the global rail market, along with strong North American aftermarket orders. Orders at our Friction Technologies business increased 4% during 2014, due to key automotive platform wins in Europe and China. Organic orders increased $49.8, or 6.7%, over the prior year.
Interconnect Solutions
Interconnect Solutions revenue for the year ended December 31, 2014 was $392.8, reflecting a decrease of $2.7, or 0.7%, compared to the prior year. The decline in revenue was mainly due to the phase-out of certain non-strategic connector product lines in the communications market and weakness in defense market, which was partially offset by year-over-year growth in our other market areas. Revenue from the oil and gas market increased during 2014 by approximately $7, primarily within North America. Revenue from the transportation and industrial market increased by approximately $6, due primarily to growth in heavy equipment and electric vehicle connector products. Revenue from the commercial aircraft market increased approximately 11% over the prior year. Revenue from the medical technologies market was relatively consistent with the prior year.

Orders decreased during 2014 by 3.0%, to $388.4, primarily reflecting year-over-year declines from the U.S. defense market, and the Asia Pacific medical market. These declines were partially offset by an increase in North America oil and gas orders.
Control Technologies
Control Technologies revenue for the year ended December 31, 2014 was $290.5, reflecting an increase of $12.3, or 4.4%, as compared to the prior year. The increase in revenue was primarily driven by growth of 6% in our CT Industrial division and 4% in the CT Aerospace division. The CT Industrial growth was due to gains in energy absorption products, which experienced growth across all major markets, and from higher sales of natural gas valves due to the continued conversion of commercial vehicles to a natural gas fuel source.
The aerospace growth was due to both higher commercial OE sales of approximately 15%, stemming from increased aircraft production rates, as well as increased sales of aftermarket spares of 38%. Total aftermarket sales grew 2% over the prior year, as the growth in spares was offset by a decline in revenue from an aftermarket program that is ending. In addition, the overall CT aerospace revenue growth was reduced by lower year-over-year sales from our seat actuation product line and a 7% decline in sales to the defense market.
Orders received during the year ended December 31, 2014 were $289.2, reflecting an increase of $13.2, or 4.8%, primarily driven by growth in commercial aerospace OEM components due to production rate increases and share gains, as well as order growth in the aerospace aftermarket spares business.
GROSS PROFIT
Gross profit for the year ended December 31, 2014 was $866.4, an increase of $66.6, or 8.3%, as compared to the prior year. The table below provides gross profit and gross margin by segment for the year ended December 31, 2014 and 2013.

	2014	2013	Change
Industrial Process	$385.4	$361.7	6.6%
Motion Technologies	219.5	193.4	13.5%
Interconnect Solutions	136.8	129.7	5.5%
Control Technologies	123.9	113.7	9.0%
Corporate and Other	0.8	1.3	(38.5)%
Total gross profit	$866.4	$799.8	8.3%
Gross margin:
Industrial Process	31.9%	32.7%	(80	)bp
Motion Technologies	28.5%	26.8%	170	bp
Interconnect Solutions	34.8%	32.8%	200	bp
Control Technologies	42.7%	40.9%	180	bp
Consolidated	32.6%	32.0%	60	bp

OPERATING EXPENSES
Operating expenses for the year ended December 31, 2014 decreased $16.2 compared to the prior year, primarily due to lower net asbestos-related costs as well as from additional cost savings generated by recent restructuring and Lean initiative actions, which were partially offset by higher R&D costs and strategic investment costs. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	2014	2013	Change
Sales and marketing expenses	$219.4	$216.2	1.5%
General and administrative expenses	300.1	299.9	0.1%
Research and development expenses	76.6	67.3	13.8%
Asbestos-related costs, net	3.9	32.8	(88.1)%
Total operating expenses	$600.0	$616.2	(2.6)%
By Segment:
Industrial Process	$261.5	$249.7	4.7%
Motion Technologies	88.6	93.1	(4.8)%
Interconnect Solutions	114.6	115.5	(0.8)%
Control Technologies	60.4	58.4	3.4%
Corporate & Other	74.9	99.5	(24.7)%
Sales and marketing expenses for the year ended December 31, 2014 were $219.4, reflecting an increase of $3.2, or 1.5%, mainly due to increased selling costs associated with higher sales volume. Sales and marketing expenses as a percentage of revenue decreased 40 basis points to 8.3%, primarily due to a decline in marketing expenses of approximately 6% combined with the year-over-year revenue growth.
G&A expenses were $300.1 for the year ended December 31, 2014, which were consistent with the prior year. During 2014 we incurred lower transformation and repositioning costs of $16.1 and received a favorable legal settlement; however these items were offset by an increase in strategic investment costs, charges related to our operations in Venezuela, as well as higher spending on various corporate initiatives, such as Human Resource (HR) capability improvements and our culture initiative.
R&D expenses for the year ended December 31, 2014 were $76.6, reflecting an increase of $9.3, or 13.8%. As a percentage of revenue, R&D expenses increased to 2.9% in 2014 from 2.7% in 2013, as we continued to invest in new product developments for use in new automotive platforms and expanding multiphase pump technology, as well as in various other targeted growth markets. We anticipate our investments in future R&D activities will moderately increase from current spending levels to ensure a continuing flow of innovative, high quality products and maintain our competitive position in the markets we serve.
During 2014, we recognized net asbestos-related costs of $3.9, reflecting a decrease of $28.9 compared to the prior year. The decrease was primarily due to our 2014 asbestos remeasurement that resulted in a year-over-year benefit of $58.8, which was partially offset by a settlement agreement entered into in the prior year with an insurer that resulted in a $31.0 gain. Based on the results of our 2014 remeasurement, we decreased our estimated undiscounted asbestos liability, including legal fees, by $42.8, reflecting a decrease in costs the company estimates will be incurred to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The decrease in our estimated liability is a result of several developments, including an expectation of lower defense costs relative to indemnities paid over the projection period and favorable experience in the ratio of dismissed claims versus settled claims. These favorable factors were offset in part by an increasing number of cases expected to be adjudicated. Further, in 2014, the Company increased its estimated asbestos-related assets by $16.0, principally due to the estimated probable recoveries of certain liabilities resulting from the annual study. See Note 18, “Commitments and Contingencies,” in our Notes to the Consolidated Financial Statements for further information on our asbestos-related liabilities and assets.

OPERATING INCOME
Operating income for 2014 was $266.4, reflecting an increase of $82.8, or 45.1%, over the prior year primarily due to segment operating income growth of $58.7 and lower asbestos-related of $28.9. The following table illustrates the 2014 and 2013 operating income and operating margin by segments and at the consolidated level.

	2014	2013	Change
Industrial Process	$123.9	$112.0	10.6%
Motion Technologies	130.9	100.3	30.5%
Interconnect Solutions	22.2	14.2	56.3%
Control Technologies	63.5	55.3	14.8%
Segment operating income	340.5	281.8	20.8%
Asbestos-related costs, net	(3.9)	(32.8)	(88.1)%
Other corporate costs	(70.2)	(65.4)	7.3%
Total corporate and other costs	(74.1)	(98.2)	(24.5)%
Total operating income (loss)	$266.4	$183.6	45.1%
Operating margin:
Industrial Process	10.3%	10.1%	20	bp
Motion Technologies	17.0%	13.9%	310	bp
Interconnect Solutions	5.7%	3.6%	210	bp
Control Technologies	21.9%	19.9%	200	bp
Segment operating margin	12.8%	11.3%	150	bp
Consolidated operating margin	10.0%	7.4%	260	bp
Industrial Process operating income for the year ended December 31, 2014 increased $11.9, or 10.6%, to $123.9 and resulted in an operating margin of 10.3%, reflecting growth of 20 basis points over the prior year. The benefit from increased sales volume, particularly large engineered project pumps, of approximately $20, and a similar benefit from net savings from Lean productivity and global sourcing initiatives taken during 2014 were partially offset by an unfavorable shift of sales mix and continued project pricing pressures, resulting in an approximate 40 basis point increase to operating margin. Acquisition-related costs related to Bornemann, incurred during 2013, and a reduction in postretirement plan costs and repositioning-related expenses provided a year-over-year operating income benefit of $15.3, resulting in a 120 basis point improvement to operating margin, which were offset by higher strategic investment spending, charges of approximately $10 associated with our operations in Venezuela, corporate expense allocations, and operational impacts from certain complex engineering projects.
Motion Technologies operating income for the year ended December 31, 2014 increased $30.6, or 30.5%, to $130.9 and resulted in an operating margin of 17.0%, reflecting growth of 310 basis points over the prior year. The primary growth driver was higher sales volumes which provided approximately $24 of additional operating income and a 200 basis point operating margin improvement. Motion Technologies' results also reflect year-over-year operating income and margin growth from the KONI business which are due to strong sales volume growth, fixed cost reductions, and manufacturing improvements. In addition, net savings from Lean productivity and global sourcing initiatives and a favorable legal settlement during 2014, as well as lower year-over-year restructuring costs provided approximately $29 of additional operating income, and approximately 380 basis point increase to operating margin. The total year-over-year growth in operating income was partially offset by unfavorable OE pricing, as well as higher R&D and other costs related to capacity expansion and start-up costs.
Interconnect Solutions operating income for the year ended December 31, 2014 increased $8.0, or 56.3%, to $22.2 and resulted in an operating margin of 5.7%, reflecting growth of 210 basis points over the prior year. The increase in operating income and margin was primarily driven by the cost savings from our restructuring actions taken over the last 2 years, as well as from additional net savings from Lean and sourcing initiatives and lower year-over-year postretirement employee benefit costs, resulting from a plan modification to reduce future participant benefits, that improved operating income and margin by approximately $27 and 710 basis points, respectively. The favorability of these items was partially offset by costs incurred associated with an action to move certain production lines from one location to another existing lower cost manufacturing site, costs incurred related to the design of an enterprise resource planning system, higher restructuring costs, and a negative change in sales mix that reduced operating income and margin by approximately $20 and 500 basis points, respectively.

Control Technologies operating income for the year ended December 31, 2014 increased $8.2, or 14.8%, to $63.5 and resulted in an operating margin of 21.9%, reflecting growth of 200 basis points over the prior year. The growth in operating income stemmed from net productivity savings generated by Lean and sourcing initiatives, increased sales volume and benefits from pricing initiatives, and lower pension, repositioning and restructuring costs which provided approximately $14 of additional operating income and 400 basis points to operating margin for 2014. However, the benefit provided by these items was partially offset by an unfavorable shift in sales mix related to the decline in sales to the defense market and from an aerospace aftermarket program that is nearing its end of life and higher year-over-year strategic investment-related costs and corporate expense allocations which reduced operating income and margin by approximately $6 and 200 basis points, respectively.
Other corporate costs for the year ended December 31, 2014 increased $4.8, or 7.3%, to $70.2. The increase was due to higher compensation and benefit-related costs, including severance, bonus and stock compensation expenses, combined with a favorable worker's disability insurance adjustment in 2013 that did not occur in 2014. Additionally, other corporate expenses for 2014 were impacted by higher investment spending on various corporate initiatives, such as Human Resource capabilities and our culture initiative. These costs were partially offset by a decline in transformation and repositioning costs of $10.3.
As mentioned previously, in the Executive Summary section of Management's Discussion and Analysis, our future results may be negatively impacted by the current economic and political instability in Russia and Venezuela, foreign currency fluctuations, and the recent decline in the price of oil.
INTEREST AND NON-OPERATING EXPENSES, NET

	2014	2013	Change
Interest expense	$4.0	$6.3	(36.5)%
Interest income	2.5	5.0	(50.0)%
Miscellaneous expense (income), net	2.9	1.8	61.1%
Total interest and non-operating expenses, net	$4.4	$3.1	41.9%
Interest expense decreased by $2.3 during 2014, due to a favorable movement in accrued interest associated with unrecognized tax benefits and lower average outstanding debt and commercial paper during 2014.
Interest income decreased by $2.5 during 2014, primarily due to interest received during 2013 in connection with a settlement of legacy receivables and payables with a former ITT entity, partially offset by additional year-over-year interest earned on cash deposit balances.
Miscellaneous expenses (income), net increased $1.1 during 2014, primarily due to income earned during 2013 in connection with transition services arrangements pertaining to the 2011 Distribution of Exelis and Xylem.
INCOME TAX EXPENSE
For the year ended December 31, 2014, the Company recognized an income tax expense of $71.3 representing an effective tax rate of 27.2%, compared to an income tax benefit of $309.6, and an effective tax rate of (171.5)% for 2013. Excluding the impact of the release of the valuation allowance (described further in Note 5, Income Taxes, to the Consolidated Financial Statements) the effective tax rate was 36.0% in 2013. The 2014 effective tax rate includes tax benefits resulting from a tax basis step-up election in Italy and additional income that is eligible for a tax holiday in Korea. These were partially offset by changes in the New York State income tax law during the year which resulted in an increase in tax expense of $3.2.
After considering all available evidence, including a cumulative loss and the absence of any significant positive evidence, the Company recorded a valuation allowance against certain foreign net deferred tax assets in Germany and Venezuela. In addition, a portion of the deferred tax assets in Italy are no longer realizable. The Company continues to maintain a valuation allowance against certain deferred tax assets attributable to state net operating losses and tax credits and certain foreign net deferred tax assets primarily in Luxembourg, Germany, India and China which are not expected to be realized. Overall, the increase in the valuation allowance of $11.8 is primarily attributable to foreign net operating loss carryforwards in Luxembourg.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Germany, Italy, Korea, the United Kingdom, the U.S. and Venezuela. The U.S. federal income tax audit for the years 2009 through 2011 has received Joint Committee on Taxation review. We anticipate that we will receive the final audit report within the next 12 months. The calculation of our tax liability for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit. The settlement of an examination could result in changes in amounts attributable to us through the Tax Matters Agreement entered into with Exelis and Xylem. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $86.5 due to changes in audit status, expiration of statutes of limitations and other events.
(LOSS) EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX
During 2014, the Company incurred a loss from discontinued operations of $3.9, net of tax, primarily related to a settlement payment to a former ITT entity. During 2013, ITT had income from discontinued operations primarily related to a reversal of warranty reserves and legal-related contingencies associated with previously disposed businesses that were partially offset by a net after-tax loss of $1.3 related to a settlement of legacy receivables and payables with a former ITT entity.

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
REVENUE
Revenue for the year ended December 31, 2013 increased $269.1, or 12.1%%, over the prior year, primarily driven by our fourth quarter 2012 acquisition of Bornemann, which represented $136.0 of the increase. The Industrial Process segment saw organic revenue gains during the year from global expansion in the oil and gas market. In addition, we experienced growth of $95.6, or 15.3%, from our Motion Technologies segment primarily due to year-over-year OEM volume growth from expanded global brake pad market share gains and increased aftermarket demand. Our Interconnect Solutions segment also generated sales growth of $19.8, or 5.3%, with increased sales in all core market categories.
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

The following table illustrates revenue generated within a specific country or region for the years ended December 31, 2013 and 2012, the corresponding percentage change, and the organic growth. See below for further discussion of year-over-year revenue activity at the segment level. See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue growth.

	2013	2012	Change	Organic Growth
United States	$896.2	$869.3	3.1%	0.9%
Germany	266.7	200.5	33.0%	19.7%
Canada	106.8	81.2	31.5%	16.0%
France	144.7	118.2	22.4%	17.2%
Other developed markets	331.9	319.9	3.8%	1.7%
Total developed markets	1,746.3	1,589.1	9.9%	4.7%
South and Central America(a)	200.2	198.3	1.0%	(8.5)%
Eastern Europe and Russia	124.3	103.1	20.6%	11.2%
Middle East and Africa	144.1	114.3	26.1%	19.8%
China and Hong Kong	140.5	113.6	23.7%	17.8%
Other emerging growth markets	141.5	109.4	29.3%	24.8%
Total emerging growth markets	750.6	638.7	17.5%	10.2%
Total Revenue	$2,496.9	$2,227.8	12.1%	6.3%

(a)	Includes Mexico
Industrial Process
Industrial Process revenue for the year ended December 31, 2013 increased $151.6, or 15.9%, year-over-year, primarily related to our fourth quarter 2012 acquisition of Bornemann. This acquisition provided $136.0 of incremental year-over-year revenue during 2013. Organic revenue increased 3.7% primarily due to gains in the global oil and gas market of approximately 21%, as well as increased shipments of project pumps in the North American chemical market. In addition, organic revenue growth reflected strength in aftermarket sales of approximately 15% as compared to the prior year. The growth in these areas during 2013 was partially offset by year-over-year weakness for North American baseline pumps and valves, delays in large global project shipments, as well as lower activity in the global mining and general industrial markets.
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
The strong growth in OEM automotive brake pad volume was driven by Europe and China. The growth in Europe resulted from our increasing number of automotive platforms and share gains, despite continued economic challenges. According to the European Automobile Manufacturers’ Association (ACEA), car sales in Europe were 11.9 units in 2013, a year-over-year decrease of 1.7%.
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
Interconnect Solutions
Interconnect Solutions revenue for the year ended December 31, 2013 increased by $19.8, or 5.3%, compared to the prior year, due to growth in each of our served core markets, attributable to improving macro-economic conditions affecting the connector industry and by increased operational execution. Our growth in the aerospace and defense market of 11.9% was driven by benefits from funded U.S. programs unaffected by the U.S. sequestration and by strong demand from commercial airline manufacturers. Growth in the communications market of 6.0% was driven by a recent position win with a major Smartphone manufacturer and a corresponding production ramp-up during 2013. Growth in the industrial and transportation market of 3.0% reflected increases in North America and Europe as well as growth from sales of medical-related connector equipment. Growth in the oil and gas market of 7.0% primarily reflects increased distribution activity in North and South America.
Orders increased during 2013 by 4.3%, to $400.3, primarily reflecting year-over-year gains from the aerospace and defense and industrial markets.
Control Technologies
Control Technologies revenue for the year ended December 31, 2013 increased by $1.1, or 0.4%, as compared to the prior year, reflecting growth in our aerospace commercial OEM products of approximately 20%, offset by a decline in revenue from our defense and industrial market product applications and an aerospace aftermarket program that is nearing its end of life. Our defense products applications revenue was down approximately 12% for the year, mainly due to programs impacted by the U.S. government sequestration. Revenue from industrial product applications declined approximately 5%, primarily driven by a decline in energy absorption equipment sales due to the completion of two large infrastructure projects during the prior year and lower sales of precision motion control products.
Orders decreased during 2013 by 2.7%, to $276.0, primarily due to large orders received during the fourth quarter of 2012 related to our seat actuation systems. Orders received during 2013 were also impacted by lower defense-related orders and the aerospace aftermarket program that is nearing its end of life. These declines were partially offset by order growth of approximately 30% from commercial OEM product applications driven by improved content levels and higher aircraft production rates.
GROSS PROFIT
Gross profit for the year ended December 31, 2013 was $799.8, an increase of 17.6%, primarily from net savings related to global sourcing and VBLSS initiatives combined with contributions from our Bornemann acquisition. In addition, increased sales volumes were partially offset by an unfavorable change in price and sales mix across segments. The table below provides gross profit and gross margin by segment for the year ended December 31, 2013 and 2012.

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

	2013	2012	Change
Sales and marketing expenses	$216.2	$180.4	19.8%
General and administrative expenses	299.9	234.7	27.8%
Research and development expenses	67.3	62.7	7.3%
Asbestos-related costs, net	32.8	50.9	(35.6)%
Total operating expenses	$616.2	$528.7	16.6%
By Segment:
Industrial Process	$249.7	$195.5	27.7%
Motion Technologies	93.1	77.3	20.4%
Interconnect Solutions	115.5	104.9	10.1%
Control Technologies	58.4	53.5	9.2%
Corporate & Other	99.5	97.5	2.1%
Sales and marketing expenses for the year ended December 31, 2013 increased $35.8 primarily due to costs from the Bornemann business.
G&A expenses for the year ended December 31, 2013 increased $65.2, including incremental year-over-year 2013 expenses of $18.6 associated with the Bornemann business. In addition, during 2013 we recorded restructuring charges of $28.8, an increase of $14.8, primarily related to the Interconnect Solutions turnaround strategy. Additionally, during 2013 we incurred costs to reposition the organization (repositioning costs) of $23.0 following the 2011 spin-offs of Exelis and Xylem. Repositioning costs primarily consisted of costs to exit transition services agreements, IT infrastructure modifications, and other various actions and resulted in an increase to G&A expenses of $14.3. In addition, 2013 was unfavorably impacted by higher corporate G&A expenses following the 2012 recognition of an insurance-related asset on environmental exposures and higher prior year environmental insurance recoveries.
Also included in G&A expenses are transformation costs of $2.2 and $13.0, including $1.3 and $4.3 that was reflected in results of our business segments, during 2013 and 2012, respectively. Transformation costs reflect expenses incurred in connection with activities taken to complete the separation following the Distribution. As of December 31, 2013, activities related to the Distribution are substantially complete.
R&D costs increased $4.6 year-over-year, as we continued to invest in new product developments in targeted growth markets at each segment. As a percentage of revenue, R&D costs declined to 2.7% in 2013 from 2.8% in 2012, primarily as a function of our year-over-year revenue growth.
During 2013, we recognized net asbestos-related costs of $32.8, reflecting a decrease of $18.1 compared to the prior year, primarily related to a $31.0 benefit recognized in connection with a settlement agreement with an insurer in 2013 compared to a $5.8 benefit due to a settlement in 2012. Additionally, a distribution received from an insolvent insurer resulted in a separate $5.8 benefit in 2012. We experienced $2.4 favorability compared to the prior year in connection with our annual remeasurement. Based on the results of our 2013 remeasurement, performed in the third quarter of each year, we decreased our estimated undiscounted asbestos liability, including legal fees, by $65.0, which is a result of several developments, including an expectation of lower defense costs relative to indemnities paid over the projection period and favorable experience in the ratio of cases dismissed versus settled. These favorable impacts were offset in part by an increase in expected average settlement values.
Also in connection with the 2013 remeasurement the Company reduced its estimated asbestos-related assets by $65.5, which was primarily the result of the decrease in the estimated liability and changes in our recovery assumptions. In addition to the charges associated with our annual remeasurement, we record a net asbestos charge each quarter to maintain a rolling 10-year forecast period. See Note 18, “Commitments and Contingencies,” in our Notes to the Consolidated Financial Statements for further information on our asbestos-related liabilities and assets.

OPERATING INCOME
Operating income for 2013 was $183.6, reflecting an increase of 21.2% over the prior year primarily due to segment operating income growth of $34.2 and lower asbestos-related costs of $18.1, partially offset by an increase in other corporate costs. The following table illustrates the 2013 and 2012 operating income and operating margin by segments and at the consolidated level.

	2013	2012	Change
Industrial Process	$112.0	$99.3	12.8%
Motion Technologies	100.3	83.1	20.7%
Interconnect Solutions	14.2	6.9	105.8%
Control Technologies	55.3	58.3	(5.1)%
Segment operating income	281.8	247.6	13.8%
Asbestos-related costs, net	(32.8)	(50.9)	(35.6)%
Other corporate costs	(65.4)	(45.2)	44.7%
Total corporate and other costs	(98.2)	(96.1)	2.2%
Total operating income (loss)	$183.6	$151.5	21.2%
Operating margin:
Industrial Process	10.1%	10.4%	(30	)bp
Motion Technologies	13.9%	13.3%	60	bp
Interconnect Solutions	3.6%	1.8%	180	bp
Control Technologies	19.9%	21.0%	(110	)bp
Segment operating margin	11.3%	11.1%	20	bp
Consolidated operating margin	7.4%	6.8%	60	bp
Industrial Process operating income for the year ended December 31, 2013 increased $12.7, or 12.8%, while operating margin declined 30 basis points to 10.1%, as favorability from increased sales volume and Lean and sourcing cost reduction initiatives were partially offset by an $8.1 increase in amortization expense related to intangible assets acquired during the Bornemann acquisition. In addition, operating income and margin were unfavorably impacted by an increase of approximately $7.0 in strategic investment costs primarily related to facility expansion expenses and an aftermarket expansion initiative and an increase in restructuring expenses of $4.2 primarily related to the closure of a non-core construction pump business.
Motion Technologies operating income for the year ended December 31, 2013 increased $17.2, resulting in a 60 basis point improvement in operating margin. The increase in operating income and margin was primarily due to higher sales volumes and net savings from sourcing, Lean, and restructuring initiatives. These benefits were partially offset by higher maintenance costs and unfavorable pricing impacts. In addition, our 2013 operating income was unfavorably impacted by an inventory valuation adjustment, increases in legal, warranty and restructuring costs, and higher bad debt expense.
Interconnect Solutions operating income increased $7.3 for the year ended December 31, 2013, resulting in operating income of $14.2 and a 180 basis point increase in operating margin. Operating income was favorably impacted by net savings from restructuring, sourcing, and Lean initiatives as well as higher sales volume, but had an unfavorable sales mix impact. These benefits were also partially offset by an increase in restructuring costs of $10.0, as well as an unfavorable impact of $1.3 from foreign currency fluctuations.
Control Technologies operating income for the year ended December 31, 2013 decreased $3.0, reflecting a 110 basis point decline in operating margin. The year-over-year decrease was primarily driven by an unfavorable change in sales mix, an increase in strategic investment expenses, an unfavorable impact from foreign currency fluctuations, and a pension curtailment charge. These items were partially offset by net cost reductions from Lean, sourcing, and pricing initiatives of approximately $8.2.
Other corporate costs increased $20.2, primarily due to higher repositioning costs related to system separation activities, as well as a prior year benefit recorded related to the recognition of an insurance-related asset on environmental exposures, partially offset by lower transformation costs of $7.8 during 2013. Other corporate costs for 2013 were also impacted by higher compensation and benefit-related costs which include higher annual and long-term incentive plan expenses.

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
The Company established a valuation allowance on foreign net deferred tax assets in Brazil and the U.K, as a result of a cumulative loss. The Company continues to maintain a valuation allowance against certain foreign net deferred tax assets, primarily in Luxembourg, Germany and China. Overall, the increase in the foreign valuation allowance of $29.0 is primarily attributable to foreign net operating loss carryforwards in Luxembourg.
Our 2013 effective tax rate also reflected a tax charge of $11.0 for the deferred tax liabilities for the undistributed earnings generated in Hong Kong, Japan, and South Korea which are no longer considered to be indefinitely reinvested. We continue to provide deferred taxes on certain undistributed earnings in Luxembourg. We have not provided for deferred taxes on the remaining excess of financial reporting over tax bases of investments in foreign subsidiaries in the amount of $506.6 because we plan to reinvest such earnings indefinitely outside the U.S. While the amount of U.S. federal income taxes, if such earnings are distributed in the future, cannot be determined, such taxes may be reduced by tax credits and other tax deductions.

EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX
Income from discontinued operations decreased by $15.1 during 2013 primarily due to the sale of our former shape cutting product lines in 2012 which generated a gain on sale of $9.0. In addition, the 2012 results include a $5.6 benefit from the settlement of an asbestos-related matter, $6.9 of after-tax costs related to the spin-off of Exelis and Xylem, and a tax benefit of $5.9 primarily related to the completion of tax examinations and changes in unrecognized tax benefits. During 2013, income from discontinued operations included a net after-tax loss of $1.3 related to a settlement of legacy receivables and payables with a former ITT entity.

LIQUIDITY AND CAPITAL RESOURCES
Funding and Liquidity Strategy
Our funding needs are monitored and strategies are executed to meet overall liquidity requirements, including the management of our capital structure on both a short- and long-term basis. We expect to fund our ongoing working capital, capital expenditures, dividends, and financing requirements through cash flows from operations and cash on hand or by accessing the commercial paper market. If our access to the commercial paper market were adversely affected, we believe that alternative sources of liquidity, including our 2014 Revolving Credit Agreement, described below, would be sufficient to meet our short-term funding requirements.
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We have and plan to transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the U.S., consistent with our overall intention to support growth and expand in markets outside of the U.S. through the development of products, increased in non-U.S. capital spending, and potentially acquire foreign businesses. However, we have determined that certain undistributed foreign earnings generated in Hong Kong, Japan, Luxembourg, and South Korea should not be considered permanently reinvested outside of the U.S. Net distributions from foreign countries totaled $138.5 and $43.9 during 2014 and 2013, respectively. The timing and amount of future remittances, if any, remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. Aggregate dividends paid in 2014 were $40.7, compared to $36.4 in 2013 and $34.2 in 2012, reflecting per share amounts of $0.44, $0.40, and $0.364, respectively. In the first quarter of 2015, we declared a quarterly dividend of $0.1183 per share for shareholders of record on March 13, 2015.
During 2014, we repurchased 1.1 shares of ITT common stock at a cost of $50.0 through our share repurchase program. In 2015, subject to the availability and timing of potential acquisitions, we plan to increase our returns to shareholders by repurchasing up to $100 of ITT common stock.
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
We access the commercial paper market to supplement the cash flows generated internally to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. We did not have any commercial paper outstanding as of December 31, 2014; however we had an average outstanding commercial paper balance of $41.2 during the year.
Credit Facilities
Effective November 25, 2014, we replaced the four-year revolving $500 credit agreement (the 2011 Revolving Credit Agreement) with a new five-year revolving $500 credit agreement (the 2014 Revolving Credit Agreement). The 2014 Revolving Credit Agreement provides for increases of up to $200 for a possible maximum total of $700 in aggregate principal amount, at the request of the Company and with the consent of the institutions providing such increased commitments. The 2014 Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. Two borrowing options are available under the 2014 Credit Agreement: (i) a competitive advance option and (ii) a revolving credit option. The interest rates for the competitive advance option will be obtained from bids in accordance with competitive auction procedures. The interest rates under the revolving credit option will be based either on LIBOR plus spreads, which reflect the Company’s credit ratings, or on the Administrative Agent’s Alternate Base Rate. The provisions of the 2014 Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined, of at least 3.0 times and a leverage ratio, as defined, of not more than 3.0 times. At December 31, 2014, we had no amounts outstanding under the 2014 Revolving Credit Agreement and our interest coverage ratio and leverage ratio were within the prescribed thresholds. In the event of certain ratings downgrades, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the credit facility.
Our credit ratings as of December 31, 2014 were as follows:

Rating Agency	Short-Term Ratings	Long-Term Ratings
Standard & Poor’s	A-3	BBB-
Moody’s Investors Service	P-3	Baa3
Fitch Ratings	F2	A-
Please refer to the rating agency websites and press releases for more information.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities for the three years ended December 31, 2014, 2013, and 2012.

	2014	2013	2012
Operating activities	$244.7	$226.6	$247.1
Investing activities	(14.5)	(188.8)	(274.7)
Financing activities	(116.6)	(58.3)	(108.0)
Foreign exchange	(31.2)	(0.4)	(4.0)
Total net cash flow (used in) from continuing operations	$82.4	$(20.9)	$(139.6)
Net cash used in discontinued operations	(5.7)	(16.3)	(5.7)
Net change in cash and cash equivalents	$76.7	$(37.2)	$(145.3)
Net cash provided by operating activities was $244.7 for the year ended December 31, 2014, representing an increase of $18.1, or 8.0%, from the prior year. This growth was primarily driven by increased segment operating income, which increased $60.5 after adjustments for non-cash items such as depreciation and amortization. A decline in cash payments related to transformation and repositioning activities of $18.0 and lower net asbestos-related payments of $21.5, also contributed to the year-over-year increase in cash from operating activities. However, these items were partially offset by higher net tax payments of $48.1 and unfavorable changes in accrued expenses of $30.2 and customer advances of $10.6. In addition, during 2014 we made payments of $7.7 associated with an action to move certain production lines from one location to another existing lower cost manufacturing site and develop an ERP global template design. The year-over-year change in working capital balances resulted in lower cash usage of $12.9 during 2014, primarily related to improved cash collections and lower year-end inventory balances due to the timing of certain large, long-term industrial pump projects and inventory reduction plans.
Net cash of $226.6 was provided by operating activities for the year ended December 31, 2013, representing a decrease of $20.5 from the prior year, primarily attributable to the collection of a significant 2012 income tax refund which stemmed from an overpayment during 2011. Cash activity related to net income tax payments and refunds resulted in a 2013 year-over-year decline to cash flow from operations of $122.8. This unfavorable impact was offset by an increased source of cash from segment operating income after non-cash adjustments of $67.8. However, the year-over-year change in working capital balances resulted in a higher cash usage of $10.2 during 2013, primarily related to changes in the level of trade receivables and payables. In addition, the year-over-year change in net cash from operating activities benefited from lower global postretirement plan contributions of $59.1 and lower net payments for transformation and repositioning activities of $22.5. In addition, the year-over-year movement included an unfavorable change in corporate accounts receivable of $17.6, primarily related to higher 2012 cash receipts from

Xylem and Exelis associated with the Distribution, as well as higher consolidated 2013 restructuring-related cash payments of $7.4.
Net cash used in investing activities declined from $188.8 in 2013 to $14.5 in 2014, primarily due to maturities of short-term time deposits that exceeded purchases by $103.6 during 2014. In contrast, during 2013, purchases of short-term time deposits exceeded maturities by $72.0. In addition, capital expenditures were lower by $4.1, or 3.3%, year-over-year, primarily related to our production capacity investments during 2013 and 2014. Capital expenditures during 2014 primarily relate to the production capacity investments in the Motion Technologies segment and the construction of an additional testing and production facility in Seneca Falls, New York for our Industrial Process segment.
Net cash used in investing activities decreased by $85.9 during 2013 compared to 2012, primarily due to the acquisition of Bornemann in the fourth quarter of 2012. Capital expenditures of $122.9 during 2013 reflect an increase of $39.1 from the prior year primarily associated with capacity expansion projects in South Korea, Seneca Falls, New York, and Wuxi, China to support growth in global automotive and energy markets. Net cash from investing activities was also impacted by additional purchases of short-term time deposit investments of $33.8, net of maturities, during 2013 and the sale of the Shape Cutting businesses which generated net proceeds of $38.4 during 2012.
Net cash used in financing activities increased by $58.3 in the year ended December 31, 2014 as compared to the prior year primarily due to the repayment of all outstanding commercial paper during 2014, compared to net commercial paper borrowings during 2013. This led to a year-over-year outflow from short-term debt activity of $63.4. Cash from financing activities was also unfavorably impacted by a reduction of $18.0 in proceeds associated with employee stock issuance activity, net of excess tax benefits. However, these items were partially offset by a $27.7 decline in the amount of common stock repurchased during 2014 compared to 2013. In addition, we made dividend payments of $40.7 and $36.4 during the years ended December 31, 2014 and 2013, respectively.
Net cash used in financing activities decreased by $49.7 in 2013 compared to 2012, primarily due to an increase in net short-term debt borrowings of $50.2 and a $28.9 decrease in share repurchases as compared to the prior year. This year-over-year cash inflow benefit was partially offset by a $20.9 decline in proceeds associated with employee stock issuance activity, net of excess tax benefits.
Our average daily outstanding commercial paper balance for the years ended 2014, 2013, and 2012 was $41.2, $47.7, and $10.1, respectively. The maximum outstanding commercial paper during each of those respective years was $100.5, $103.5 and $55.0, respectively. We did not have any outstanding commercial paper as of December 31, 2014.
Net cash used related to discontinued operations for the year ended December 31, 2014 is primarily related to a settlement payment to a former ITT entity. Net cash used related to discontinued operations for the year ended December 31, 2013 is primarily due to the settlement of legacy receivables and payables with a former ITT entity, resulting in a net cash payment by ITT of $15.3.
Asbestos
Based on the estimated undiscounted asbestos liability as of December 31, 2014 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 39% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. In the tenth year of our estimate, our insurance recoveries are currently projected to be 25%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
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

As of December 31, 2014, the Company has entered into coverage-in-place agreements and policy buyout agreements representing approximately 55% of our recorded asset. Certain of our primary coverage-in-place agreements are exhausted which may result in higher net cash outflows until excess carriers begin accepting claims for reimbursement. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to ITT coverage, those overall limits were not reached by the estimated liability recorded by the Company at December 31, 2014.
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
Although asbestos cash outflows can vary significantly from year to year, our current net cash outflows, net of tax benefits, are projected to average $15 to $25 over the next five years, as compared to an average of $11 over the past three annual periods, and increase to an average of approximately $40 to $50 per year over the remainder of the projection period.
In light of the uncertainties and variables inherent in the long-term projection of the Company's asbestos exposures and potential recoveries, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe that there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims for years beyond the next 10 years at this time. Accordingly, no liability or related asset has been recorded for any costs that may be incurred for claims asserted subsequent to 2024.
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
Funding of Postretirement Plans
The following table provides a summary of the funded status of our postretirement benefit plans as of December 31, 2014 and 2013.

	2014				2013
	U.S. Pension	Non-U.S. Pension	Other Benefits	Total	U.S. Pension	Non-U.S. Pension	Other Benefits	Total
Fair value of plan assets	$272.9	$1.0	$9.5	$283.4	$266.8	$2.0	$9.2	$278.0
Projected benefit obligation	324.1	87.5	134.5	546.1	281.2	84.8	166.6	532.6
Funded status	$(51.2)	$(86.5)	$(125.0)	$(262.7)	$(14.4)	$(82.8)	$(157.4)	$(254.6)
The funded status of our U.S. pension plans declined by $36.8 during 2014 due to a reduction in the discount rate and a change in the mortality assumptions. Our non-U.S. pension plans are typically not funded due to local regulations and the funded status as of December 31, 2014 was consistent with that of the prior year.
While the Company has significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, and applicable Internal Revenue Code regulations mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend a plan or make benefit payments. In general, certain benefit restrictions apply when the Adjusted Funding Target Attainment Percentage (AFTAP) of a plan is less than 80%. When the AFTAP is between 80% and 60%, there is a restriction on plan amendments and a partial restriction on accelerated benefit payments (i.e., lump sum payments cannot exceed 50% of the value of the participants total benefit). Full benefit restrictions apply if the plan’s AFTAP falls below 60%. As of December 31, 2014, the funding percentages of all ITT U.S. Qualified pension plans exceeded 80% as calculated using the AFTAP approach.
While we make contributions to our postretirement benefit plans when considered necessary or advantageous to do so, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. Funding requirements under IRS rules are a major consideration in making contributions to our U.S. pension plans. Future minimum funding requirements will depend primarily on the return on plan assets and discount rate, both determined using AFTAP guidelines. Depending on these factors, and the resulting funded status of our U.S. pension plans, the level of future minimum contributions could be material. During 2014 and 2013, we contributed $4.4 and $3.7 to our global pension plans, respectively. We currently estimate that the 2015 contributions to our global pension plans will be approximately $5.0.
The funded status of our other benefit plans improved $32.4 during 2014 due to changes in plan design, partially offset by a reduction in the discount rate. We contributed $8.2 to our other employee-related defined benefit plans during both 2014 and 2013. We currently estimate that the 2015 contributions to our other employee-related defined benefit plans will be approximately $11.0.
Capital Resources
Long-term debt is generally defined as any debt with an original maturity greater than 12 months. As of December 31, 2014, we have sources of long- and short-term funding including access to the capital markets through a commercial paper program and available unused credit lines of $500, as well as general market access to longer-term markets. Our commercial paper program is supported by the 2014 Revolving Credit Agreement and our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances.
The table below provides long-term debt outstanding and capital lease obligations at December 31, 2014 and 2013.

	2014	2013
Current portion of long-term debt and capital leases	$1.5	$1.8
Non-current portion of long-term debt and capital leases	7.0	9.1
Total long-term debt and capital leases	$8.5	$10.9
Contractual Obligations
ITT’s commitment to make future payments under long-term contractual obligations was as follows, as of December 31, 2014:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Short and long-term debt, including interest and capital leases	$10.9	$2.2	$3.9	$2.3	$2.5
Operating leases	147.4	20.4	31.7	24.8	70.5
Purchase obligations(a)	109.6	103.1	6.5	—	—
Other long-term obligations(b)	126.4	16.7	32.8	32.4	44.5
Total	$394.3	$142.4	$74.9	$59.5	$117.5
In addition to the amounts presented in the table above, we have recorded liabilities for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years and uncertain tax positions of $1,223.2 and $131.2, respectively, in our Consolidated Balance Sheet at December 31, 2014. These amounts have been excluded from the contractual obligations table due to an inability to reasonably estimate the timing of payments in individual years. In addition, while we make contributions to our postretirement benefit plans when considered necessary or advantageous to do so, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. As such, expected contributions to our postretirement benefit plans have been excluded from the table above.

(a)
Represents unconditional purchase agreements that are enforceable and legally binding and that specify all significant terms to purchase goods or services, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase agreements that are cancellable without penalty have been excluded.

(b)
Other long-term obligations include amounts recorded on our December 31, 2014 Consolidated Balance Sheet, including estimated environmental payments and employee compensation agreements. We estimate, based on historical experience that we will spend between $10 and $15 per year on environmental investigation and remediation. We are contractually required to spend a portion of these monies based on existing agreements with various governmental agencies and other entities. At December 31, 2014, our recorded environmental liability was $89.9.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements represent transactions, agreements or other contractual arrangements with unconsolidated entities, where an obligation or contingent interest exists. Our off-balance sheet arrangements, as of December 31, 2014, consist of indemnities related to acquisition and disposition agreements and certain third-party guarantees.
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
Guarantees
We have a number of guarantees, letters of credit and similar arrangements outstanding at December 31, 2014, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2014 as the likelihood of nonperformance by the underlying obligors is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our consolidated financial statements.

KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews key performance indicators including revenue, segment operating income and margins, earnings per share, orders growth, and backlog, among others. In addition, we consider certain supplemental measures to be useful to management and investors when evaluating our operating performance for the periods presented. These supplemental measures provide a tool for evaluating our on-going operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions and share repurchases. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. Our non-GAAP measures exclude from reported results those items that management believes are not indicative of our ongoing performance and reflect how management evaluates our operating results and trends. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

48

•
“organic revenue” and “organic orders” are defined as revenue and orders, excluding the impacts of foreign currency fluctuations and acquisitions and divestitures made during the current year. Divestitures include sales of insignificant portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Reconciliations of organic revenue from revenue for the years ended December 31, 2014 and 2013 are provided below.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2013 Revenue	$1,107.4	$721.8	$395.5	$278.2	$(6.0)	$2,496.9
Organic growth	118.5	44.2	(1.7)	12.8	(0.4)	173.4	6.9%
Acquisitions/(divestitures), net	3.0	—	—	—	—	3.0	0.1%
Foreign currency translation	(20.6)	3.4	(1.0)	(0.5)	—	(18.7)	(0.7)%
Total change in revenue	100.9	47.6	(2.7)	12.3	(0.4)	157.7	6.3%
2014 Revenue	$1,208.3	$769.4	$392.8	$290.5	$(6.4)	$2,654.6

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2012 Revenue	$955.8	$626.2	$375.7	$277.1	$(7.0)	$2,227.8
Organic growth	35.0	79.5	22.3	2.0	1.1	139.9	6.3%
Acquisitions/(divestitures), net	122.7	—	—	—	—	122.7	5.5%
Foreign currency translation	(6.1)	16.1	(2.5)	(0.9)	(0.1)	6.5	0.3%
Total change in revenue	151.6	95.6	19.8	1.1	1.0	269.1	12.1%
2013 Revenue	$1,107.4	$721.8	$395.5	$278.2	$(6.0)	$2,496.9
Reconciliations of organic orders for the years ended December 31, 2014 and 2013 are provided below.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2013 Orders	$1,162.0	$743.9	$400.3	$276.0	$(6.7)	$2,575.5
Organic growth	69.9	49.8	(11.2)	13.8	0.9	123.2	4.8%
Acquisitions/(divestitures), net	3.0	—	—	—	—	3.0	0.1%
Foreign currency translation	(20.7)	3.3	(0.7)	(0.6)	—	(18.7)	(0.7)%
Total change in orders	52.2	53.1	(11.9)	13.2	0.9	107.5	4.2%
2014 Orders	$1,214.2	$797.0	$388.4	$289.2	$(5.8)	$2,683.0

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2012 Orders	$954.9	$626.3	$383.9	$283.8	$(7.1)	$2,241.8
Organic growth	39.6	101.5	19.0	(6.8)	0.5	153.8	6.9%
Acquisitions/(divestitures), net	172.0	—	—	—	—	172.0	7.7%
Foreign currency translation	(4.5)	16.1	(2.6)	(1.0)	(0.1)	7.9	0.3%
Total change in orders	207.1	117.6	16.4	(7.8)	0.4	333.7	14.9%
2013 Orders	$1,162.0	$743.9	$400.3	$276.0	$(6.7)	$2,575.5

49

•
“adjusted segment operating income” is defined as operating income, adjusted to exclude special items that include, but are not limited to, restructuring and asset impairment charges, transformation and repositioning costs, acquisition-related expenses, and other unusual or infrequent items. Special items represent significant charges or credits that impact current results, but may not be related to the Company's ongoing operations and performance.

Reconciliations of segment operating income to adjusted segment operating income for the years ended December 31, 2014 and 2013 are provided in the tables below.

Year Ended December 31, 2014	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$123.9	$130.9	$22.2	$63.5	$340.5
Restructuring costs	4.2	2.1	20.5	—	26.8
Other unusual or infrequent items(a)	2.3	—	9.5	—	11.8
Adjusted segment operating income	$130.4	$133.0	$52.2	$63.5	$379.1

Year Ended December 31, 2013	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$112.0	$100.3	$14.2	$55.3	$281.8
Restructuring costs	4.5	5.1	17.2	0.4	27.2
Transformation and repositioning costs	3.2	1.9	—	1.1	6.2
Bornemann acquisition-related expenses	8.6	—	—	—	8.6
Adjusted segment operating income	$128.3	$107.3	$31.4	$56.8	$323.8

(a)
The adjustments for unusual or infrequent items during 2014 include costs associated with an action to move certain production lines from one location to another existing lower cost manufacturing site, enterprise resource planning (ERP) global template design costs, and foreign exchange-related impacts associated with our operations in Venezuela.

•
“adjusted income from continuing operations” and “adjusted income from continuing operations per diluted share” are defined as income from continuing operations and income from continuing operations per diluted share, adjusted to exclude special items that include, but are not limited to, asbestos-related costs, transformation and repositioning costs, restructuring costs, certain acquisition-related expenses, income tax settlements or adjustments, and other unusual or infrequent items. Special items represent significant charges or credits, on an after-tax basis, that impact current results, but may not be related to the Company’s ongoing operations and performance. A reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, to income from continuing operations and income from continuing operations per diluted share for the years ended December 31, 2014, 2013 and 2012 are provided in the table below.

	2014	2013	2012
Income from continuing operations attributable to ITT Corporation	$188.4	$487.7	$109.5
Restructuring costs, net of tax benefit of $8.6, $6.2, and $3.6, respectively	19.5	22.2	10.4
Transformation and repositioning costs, net of tax benefit of $2.5, $8.9, and $7.5, respectively(b)	6.4	16.3	14.2
Net asbestos-related costs, net of tax benefit (expense) of $1.4, $(11.5), and $(17.8), respectively	2.5	21.3	33.1
Tax-related special items(c)	3.8	(363.7)	(5.2)
Other unusual or infrequent items, net of tax of benefit (expense) of $3.9 ,$0.5 , and $(3.3) , respectively(d)	8.2	2.5	(4.0)
Adjusted income from continuing operations	$228.8	$186.3	$158.0
Income from continuing operations attributable to ITT Corporation per diluted share	$2.03	$5.28	$1.16
Adjusted income from continuing operations per diluted share	$2.47	$2.02	$1.68

(b)
Transformation costs refer to the costs incurred in connection with activities taken to complete the Distribution and create the revised organizational structure. Repositioning costs primarily consist of costs to exit transition services agreements, IT infrastructure modifications, and other various actions, pursuant to the Distribution.

(c)	The following table details significant components of the tax-related special items. See Note 5, “Income Taxes,” to our Consolidated Financial Statements for further information.

	2014	2013	2012
Change in deferred tax asset valuation allowance	$2.5	$(375.3)	$29.4
Return to accrual adjustment	(0.9)	(2.8)	(9.3)
Charge on undistributed foreign earnings	0.8	11.0	—
Impacts of tax audit closure	0.7	1.4	(8.2)
Change in uncertain tax positions	0.4	(0.4)	(13.9)
Other	0.3	2.4	(3.2)
Net tax-related special items	$3.8	$(363.7)	$(5.2)

(d)
Other unusual or infrequent non-operating items, net of tax, for 2014 include costs associated with an action to move certain production lines from one location to another existing lower cost manufacturing site, the Venezuela currency devaluation, and ERP global template design costs. Other unusual or infrequent non-operating items, net of tax, for 2013 include Bornemann integration-related expenses of $5.7, partially offset by a reduction of accrued interest due to tax audits of $3.2. Other unusual or infrequent non-operating items, net of tax, for 2012 include Bornemann integration-related expenses of $5.4, more than offset by a benefit realized upon the initial establishment of an environmental-related asset of $4.1 and a reduction of accrued interest due to tax audits of $5.3.

•
“adjusted free cash flow” is defined as net cash provided by operating activities less capital expenditures, cash payments for transformation and repositioning costs, restructuring cash payments, net asbestos cash flows and other significant items that impact current results which management believes are not related to our ongoing operations and performance. This non-GAAP financial measure is our primary measure used to monitor cash flow performance. Due to other financial obligations and commitments, including asbestos-related payments, the entire adjusted free cash flow may not be available for discretionary purposes. A reconciliation of free cash flow is provided below.

•	“adjusted free cash flow conversion” is defined as adjusted free cash flow divided by adjusted income from continuing operations.

	2014	2013	2012
Net cash from continuing operations	$244.7	$226.6	$247.1
Capital expenditures(e)	(114.5)	(118.1)	(78.5)
Restructuring cash payments	18.6	17.1	9.7
Transformation, repositioning, and other cash payments(f)	20.3	30.6	53.1
Net asbestos cash flows	3.9	25.4	20.1
Discretionary pension contribution, net of tax	—	—	29.2
Adjusted free cash flow	$173.0	$181.6	$280.7
Adjusted income from continuing operations	228.8	186.3	158.0
Adjusted free cash flow conversion	75.6%	97.5%	177.7%

(e)
Capital expenditures represent capital expenditures as reported in the Consolidated Statement of Cash Flows, less capital expenditures associated with transformation and repositioning activities of $4.3, $4.8 and $5.3 for the years ended December 31, 2014, 2013, and 2012, respectively.

(f)
Other cash payments during 2014 include payments associated with an action to move certain production lines from one location to another existing lower cost manufacturing site and develop a ERP global template design.

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
Asbestos Matters
ITT, including its subsidiary Goulds Pumps, Inc., has been sued along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain products sold by us or our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) that contained asbestos. To the extent that these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers’ products that may have contained asbestos.
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
These assumptions are interdependent, and no one factor predominates in estimating the asbestos liability. While there are other potential inputs to the model used to estimate our asbestos exposures for pending and estimated future claims, our methodology relies on the best input available in the circumstances for each individual assumption and, due to the interdependencies, does not create a range of reasonably possible outcomes. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key assumptions, additional uncertainty related to asbestos claims arises from the long latency period prior to the manifestation of an asbestos-related disease, changes in available medical treatments and changes in medical costs, changes in plaintiff behavior resulting from bankruptcies of other companies that are potential defendants or co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes.
The forecast period used to estimate our potential exposure to pending and projected asbestos claims is a judgment based on a number of factors, including the number and type of claims filed, recent experience with pending claims activity and whether that experience is expected to continue into the future, the jurisdictions where claims are filed, the effect of any legislative or judicial developments, and the likelihood of any comprehensive asbestos legislation at the federal level. These factors have both positive and negative effects on the dynamics of asbestos litigation and, accordingly, on our estimate of the asbestos exposure. Developments related to asbestos tend to be long-cycle, changing over multi-year periods. We closely monitor these and other factors and periodically assess whether an alternative forecast period is appropriate.
We record a corresponding asbestos-related asset that represents our best estimate of probable recoveries related to the recorded asbestos liability. In developing this estimate, the Company considers coverage-in-place and other settlement agreements with its insurers, as well as a number of additional factors, including expected levels of future cost recovery, the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, the extent to which settlement and defense costs will be reimbursed by the insurance policies, and interpretation of the various policy and contract terms and limits and their interrelationships. The asbestos-related asset has not been discounted to present value, consistent with the asbestos liability as the timing of the insurance recoveries, including those under coverage-in-place and other settlement agreements, is dependent on the timing of payments of the asbestos liability.
The Company retains a consulting firm to assist management in estimating probable recoveries for pending asbestos claims and for claims estimated to be filed over the next 10 years based on the analysis of policy terms, the likelihood of recovery provided by external legal counsel assuming the continued viability of those insurance carriers that are currently solvent, incorporating risk mitigation judgments where policy terms or other factors are not certain, and allocating asbestos settlement and defense costs between our insurers.
Based on the estimated undiscounted asbestos liability as of December 31, 2014 (for claims filed or estimated to be filed over the next 10 years), we have estimated that we will be able to recover approximately 39% of asbestos indemnity and defense costs from our insurers. However, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended and such cash payments will continue for a number of years beyond the next 10 years due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due exhaustion of policies and the insolvency of certain insurers. In the tenth year of our estimate, our insurance recoveries are currently projected to be approximately 25%. Future recovery rates may be impacted by other factors, such as future insurance settlements, unforeseen insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
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
Furthermore, any predictions with respect to the variables impacting our estimate of the asbestos liability and related asset are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims for years beyond the next 10 years at this time. Accordingly, no accrual or receivable has been recorded for any costs which may be incurred for claims asserted subsequent to 2024.
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
We recognize revenue on smaller design and build projects, including those of short-term duration, using the completed contract method. Provisions for estimated losses, if any, on uncompleted design and build arrangements, are recognized in the period in which such losses are determined. Due to the long-term nature of the contracts, these estimates are subject to uncertainties and require significant judgment and may consider historical performance, the complexity of the work to be performed, the estimated time to complete the project, and other economic factors such as inflation.
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
The Company assesses all available positive and negative evidence regarding the realizability of its deferred tax assets. Significant judgment is required in assessing the need for any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including the future reversal of existing taxable temporary differences, taxable income in carryback periods, prudent and feasible tax planning strategies, estimated future taxable income, and whether we have a recent history of losses. The valuation allowance can be affected by changes to tax regulations, interpretations and rulings, changes to enacted statutory tax rates, and changes to future taxable income estimates.
Our effective tax rate reflects the impact of certain undistributed foreign earnings for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside of the U.S. We plan foreign earnings remittance amounts based on projected cash flow needs, as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount we will distribute to the U.S. and accrue U.S. federal taxes on these planned foreign remittance amounts. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate. Our provision for income taxes could be adversely impacted by changes in our geographic mix of earnings or changes in the enacted tax rates in the jurisdictions in which we conduct our business.
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
Postretirement Plans
ITT sponsors numerous defined benefit pension and other postretirement benefit plans for employees around the world (collectively, postretirement benefit plans). Postretirement benefit obligations for domestic plans are generally determined on a flat dollar benefit formula and years of service. Foreign plan benefit obligations are primarily determined based on participant years of service, future compensation, and age at retirement or termination. The determination of projected benefit obligations and the recognition of expenses related to postretirement benefit plans are dependent on various assumptions that are judgmental and developed in consultation with our actuaries and other advisors. The assumptions involved in the measurement of our postretirement benefit plan obligations and net periodic postretirement costs primarily relate to discount rates, long-term expected rates of return on plan assets, and mortality and termination rates. Actual results that differ from our assumptions are accumulated and are amortized over the estimated future working life, or remaining lifetime, of the plan participants depending on the nature of the retirement plan. See Note 15, “Postretirement Benefit Plans,” to the Consolidated Financial Statements for detailed information regarding our postretirement plan assumptions.

Assumption Sensitivity
We estimate that every twenty-five basis point change in the discount rate impacts net periodic postretirement costs by approximately $0.7 and the funded status of our postretirement benefit plans by approximately $16.3. We estimate that every twenty-five basis point change in the expected rate of return on plan assets impacts net periodic postretirement costs by approximately $0.7. Similarly, every five percentage point change in the fair value of plan assets impacts the funded status by approximately $14.2.
Goodwill and Other Intangible Assets
We review goodwill and indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We also review the carrying value of our finite-lived intangible assets for potential impairment when impairment indicators arise. We conduct our annual impairment tests as of the first day of the fourth quarter. When reviewing for impairment, we may opt to make an initial qualitative evaluation, which considers present events and circumstances, to determine the likelihood of impairment. Our decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, including the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, changes in macroeconomic, industry and reporting-unit specific conditions and the amount of time in between quantitative fair value measurements. If the likelihood of impairment is not considered to be more likely than not, then no further testing is performed.
In cases when we opt not to perform a qualitative evaluation or the qualitative evaluation indicates that the likelihood of impairment is more likely than not, we then perform a two-step impairment test for goodwill. In the first step, we compare the estimated fair value of each reporting unit to its carrying value. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then we must perform the second step of the impairment test in order to measure the impairment loss to be recorded, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. In our annual impairment test for indefinite-lived intangible assets, we compare the fair value of those assets to their carrying value. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value.
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
In 2014, a qualitative assessment was performed for all reporting units and it was determined that it was not more likely than not that the fair value of each reporting unit was less than its carrying amount.

Environmental Liabilities
We are subject to various federal, state, local and foreign environmental laws and regulations that require environmental assessment or remediation efforts. Accruals for environmental exposures are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Significant judgment is required to determine both the likelihood of a loss and the estimated amount of loss. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in estimating our reserve for environmental liabilities. Our environmental reserve of $89.9 at December 31, 2014, represents management’s estimate of undiscounted costs expected to be incurred related to environmental assessment or remediation efforts, as well as related legal fees, without regard to potential recoveries from insurance companies or other third parties. Our estimated liability is reduced to reflect the participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective share of the relevant costs. Our environmental accruals are reviewed and adjusted for progress of investigation and remediation efforts and as additional technical or legal information become available, such as the impact of negotiations with regulators and other potentially responsible parties, settlements, rulings, advice of legal counsel, and other current information.
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
Although it is not possible to predict with certainty the ultimate costs of environmental remediation, the reasonably possible high-end range of our estimated environmental liability at December 31, 2014 was $160.3.
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
Foreign Currency Exchange Rate Exposures
Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. As of December 31, 2014, we had a total of three derivative contracts in place with an aggregate notional amount of $5.4 and related net fair value less than $0.1. These forward contracts are all short-term in duration. The derivative contracts offset specific risks related to receipts from customers and intercompany transactions. Our principal currency exposures relate to the Euro, Chinese renminbi, South Korean won, Hong Kong dollar, Mexican peso, British pound, Czech koruna, Brazilian real, Australian dollar, Canadian dollar, and Russian ruble. In addition, the Company is exposed to the Venezuelan bolivar, which it ceased using the functional currency of its Venezuelan operations in 2010.

Based on a sensitivity analysis at December 31, 2014, a hypothetical 10% change in the foreign currency exchange rates for the year ended December 31, 2014 would have resulted in translation impact to our pre-tax earnings of approximately $20, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.
Effective January 1, 2010, Venezuela was determined to be a highly inflationary economy and we changed the functional currency of our operations in Venezuela to the U.S. dollar. On February 8, 2013, Venezuela announced a devaluation of the Bolivar which resulted in our recognition of a $1.2 remeasurement charge.
During the first quarter of 2014, the Venezuelan government began publishing average exchange rates resulting from two different currency auctions authorized by the government. Therefore, as of December 31, 2014, an entity may be able to convert Venezuelan bolivar fuertes (BsF) to U.S. dollars (USD) at one of three legal exchange rates: the Official Rate of 6.3 BsF to 1 USD, the initial auction (SICAD 1) rate of 12.0 BsF to 1 USD, and a second auction rate that is intended to more closely resemble a market-driven exchange (SICAD 2) rate of 50.0 BsF to 1 USD.
Our business in Venezuela is in the oil and gas market. We have previously received approval to transact at the Official Rate and in September 2014 we received a $0.2 payment at the Official Rate and as a result prior to December 31, 2014 it was our belief that we would be able to continue to exchange at the Official Rate. However, due to our limited ability to exchange at the Official Rate recently and recent economic turmoil, we now believe that the SICAD 2 Rate represents the best estimate of what the Company will be able to exchange at in the future. Therefore, on December 31, 2014, we remeasured the financial statements of our Venezuelan subsidiary at 50 BsF to 1 USD which resulted in a charge of $1.1, of which $0.6 is presented within G&A expense and $0.5 is presented within tax expense in our Consolidated Statements of Operations.
Interest Rate Exposures
As of December 31, 2014, our outstanding long-term debt was $7.1; as such we do not currently have a material exposure to interest rate risk.
As of December 31, 2014, we had two interest rate swaps outstanding with an aggregate notional amount of $3.3 and a fair value of $0.5. These interest rate swap agreements modify our exposure to interest rate risk by converting a portion of the floating-rate debt to a fixed rate. Changes in the fair value of the interest rate swaps are recorded in earnings as the interest rate swaps do not qualify for hedge accounting.
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
Attached as exhibits to the Form 10-K are certifications of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 under the Exchange Act, as amended.
(a) Evaluation of Disclosure Controls and Procedures
The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2014. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
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
(b) Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The Company adopted the updated internal control framework released by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The framework is referred to as the COSO 2013 Internal Control Framework (COSO 2013), and is a replacement of the 1992 "Internal Control - Integrated Framework" issued previously by COSO and utilized by most companies, including ITT, up to December 31, 2013. Management’s assessment under COSO 2013 included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2014, the Company maintained effective internal control over financial reporting.
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
(c) Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2014, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published an updated Internal Control - Integrated Framework (2013) and related illustrative documents. The company adopted the new framework in 2014.

ITEM 9B.	OTHER INFORMATION
Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act (ITRA)
This disclosure is made pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, codified as Section 13(r) of the Exchange Act, which requires a reporting company to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran, including activities conducted outside of the United States by non-U.S. affiliates in compliance with local law.
In its 2012 Annual Report, ITT described its acquisition of all the shares of Bornemann in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by OFAC. As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of Euros 1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the performance bond in either 2014 or 2013, however, Bornemann did pay fees in 2014 and 2013 of approximately Euros 11 and 43 thousand, respectively to the German financial institution which is maintaining the performance bond.
In connection with certain activities that could not be finalized on or before March 8, 2013, ITT received a Special License from OFAC in June 2014 in order to conclude a settlement with an agent associated with Bornemann’s Iranian activities. The settlement agreement has been finalized and payments totaling Euro 770 thousand were made to the agent in 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ITT Corporation
White Plains, New York
We have audited the internal control over financial reporting of ITT Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 20, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 20, 2015

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is incorporated by reference from the information provided under the sections entitled “Proposals to be voted on at the Annual Meeting-Item 1. Election of Directors,” “Corporate Governance and Related Matters-Board and Committee Membership-Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee Report” in our Proxy Statement for the 2015 Annual Meeting of Shareholders (2015 Proxy Statement).
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
Pursuant to New York Stock Exchange (NYSE) Listing Company Manual Section 303A.12(a), the Company submitted a Section 12(a) CEO Certification to the NYSE in 2014. The Company also filed with the SEC, as exhibits to the Company’s current Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 is incorporated by reference to the discussion under the headings “2014 Non-Management Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Related Matters-Compensation Committee Interlocks and Insider Participation” in our 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is incorporated by reference to the discussion under the caption “Stock Ownership of Directors, Executive Officers, and Certain Shareholders” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Equity Compensation Plan Information” in our 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the discussions under the captions “Corporate Governance and Related Matters-Policies for Approving Related Party Transactions” and “Corporate Governance and Related Matters-Director Independence,” in our 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about the fees for 2014 and 2013 for professional services rendered by our independent registered public accounting firm is incorporated by reference to the discussion under the heading “Proposal 2. Ratification of Appointment of the Independent Registered Public Accounting Firm” of our 2015 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is also incorporated by reference to the discussion under the heading “Proposal 2. Ratification of Appointment of the Independent Registered Public Accounting Firm” of our 2015 Proxy Statement.

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

63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ITT Corporation
White Plains, New York
We have audited the accompanying consolidated balance sheets of ITT Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITT Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Stamford, Connecticut

February 20, 2015

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) YEARS ENDED DECEMBER 31	2014	2013	2012
Revenue	$2,654.6	$2,496.9	$2,227.8
Costs of revenue	1,788.2	1,697.1	1,547.6
Gross profit	866.4	799.8	680.2
Sales and marketing expenses	219.4	216.2	180.4
General and administrative expenses	300.1	299.9	234.7
Research and development expenses	76.6	67.3	62.7
Asbestos-related costs, net	3.9	32.8	50.9
Operating income	266.4	183.6	151.5
Interest expense	4.0	6.3	0.1
Interest income	2.5	5.0	2.8
Miscellaneous expense (income), net	2.9	1.8	5.1
Income from continuing operations before income tax	262.0	180.5	149.1
Income tax expense (benefit)	71.3	(309.6)	39.6
Income from continuing operations	190.7	490.1	109.5
(Loss) income from discontinued operations, including tax benefit of $4.8, $0.2, and $5.9, respectively	(3.9)	0.8	15.9
Net income	186.8	490.9	125.4
Less: Income attributable to noncontrolling interests	2.3	2.4	—
Net income attributable to ITT Corporation	$184.5	$488.5	$125.4

Amounts attributable to ITT Corporation:
Income from continuing operations, net of tax	$188.4	$487.7	$109.5
(Loss) income from discontinued operations, net of tax	(3.9)	0.8	15.9
Net income	$184.5	$488.5	$125.4

Earnings (loss) per share attributable to ITT Corporation:
Basic Earnings Per Share:
Continuing operations	$2.06	$5.36	$1.18
Discontinued operations	(0.04)	0.01	0.17
Net income	$2.02	$5.37	$1.35
Diluted Earnings Per Share:
Continuing operations	$2.03	$5.28	$1.16
Discontinued operations	(0.04)	0.01	0.17
Net income	$1.99	$5.29	$1.33
Weighted average common shares – basic	91.5	91.0	93.0
Weighted average common shares – diluted	92.8	92.3	94.1
Cash dividends declared per common share	$0.44	$0.40	$0.364
The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of operations.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS) YEARS ENDED DECEMBER 31	2014	2013	2012
Net income	$186.8	$490.9	$125.4
Other comprehensive income (loss):
Net foreign currency translation adjustment	(95.9)	10.9	4.7
Net change in postretirement benefit plans, net of tax impacts of $2.6, ($38.8), and $0, respectively	(15.0)	66.3	(42.3)
Net change in unrealized loss on investment securities, net of tax impacts of $0, $0, and $1.0, respectively	—	—	1.0
Other comprehensive (loss) income	(110.9)	77.2	(36.6)
Comprehensive income	75.9	568.1	88.8
Less: Comprehensive income attributable to noncontrolling interests	2.3	2.4	—
Comprehensive income attributable to ITT Corporation	$73.6	$565.7	$88.8
Disclosure of reclassification adjustments and other adjustments to postretirement benefit plans
Reclassification adjustments:
Amortization of prior service (benefit) costs, net of tax expense (benefit) of $2.2, $(0.1), and $0, respectively (See Note 15)	$(3.8)	$0.3	$0.8
Amortization of net actuarial loss, net of tax benefit of $(3.1), $(4.8), and $0, respectively (See Note 15)	6.3	8.5	10.9
Other adjustments:
Prior service credit, net of tax expense of $(19.7), $(7.1), and $0, respectively	34.5	11.9	3.1
Net actuarial (loss) gain, net of tax benefit (expense) of $23.2, $(26.8), and $0, respectively	(53.8)	46.1	(56.7)
Unrealized change from foreign currency translation	1.8	(0.5)	(0.4)
Net change in postretirement benefit plans, net of tax	$(15.0)	$66.3	$(42.3)
Disclosure of reclassification adjustments and other adjustments to unrealized loss on investment securities
Reclassification adjustments:
Realized losses arising during the period, net of tax expense of $0, $0, and $1.0, respectively	$—	$—	$1.0
Net change in unrealized loss on investment securities, net of tax	$—	$—	$1.0
The accompanying Notes to Consolidated Financial Statements are an integral part of the statements of comprehensive income.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) DECEMBER 31	2014	2013
Assets
Current assets:
Cash and cash equivalents	$584.0	$507.3
Receivables, net	500.1	496.7
Inventories, net	302.3	315.9
Other current assets	249.8	345.6
Total current assets	1,636.2	1,665.5
Plant, property and equipment, net	443.9	426.2
Goodwill	632.1	659.8
Other intangible assets, net	91.4	106.9
Asbestos-related assets	374.0	433.3
Deferred income taxes	304.1	303.6
Other non-current assets	149.8	144.9
Total non-current assets	1,995.3	2,074.7
Total assets	$3,631.5	$3,740.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$309.6	$332.7
Accrued liabilities	465.8	499.9
Total current liabilities	775.4	832.6
Asbestos-related liabilities	1,116.6	1,179.6
Postretirement benefits	249.7	243.3
Other non-current liabilities	269.5	277.8
Total non-current liabilities	1,635.8	1,700.7
Total liabilities	2,411.2	2,533.3
Shareholders’ Equity:
Common stock:
Authorized – 250 shares, $1 par value per share (104.3 and 104.0 shares issued, respectively)
Outstanding – 91.0 shares	91.0	91.0
Retained earnings	1,445.1	1,320.3
Accumulated other comprehensive loss:
Postretirement benefit plans	(144.2)	(129.2)
Cumulative translation adjustments	(176.7)	(80.8)
Unrealized loss on investment securities	(0.3)	(0.3)
Total ITT Corporation shareholders' equity	1,214.9	1,201.0
Noncontrolling interests	5.4	5.9
Total shareholders’ equity	1,220.3	1,206.9
Total liabilities and shareholders’ equity	$3,631.5	$3,740.2
The accompanying Notes to Consolidated Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS) YEARS ENDED DECEMBER 31	2014	2013	2012
Operating Activities
Net income	$186.8	$490.9	$125.4
Less: (Loss) income from discontinued operations	(3.9)	0.8	15.9
Less: Income attributable to noncontrolling interests	2.3	2.4	—
Income from continuing operations attributable to ITT Corporation	188.4	487.7	109.5
Adjustments to income from continuing operations
Depreciation and amortization	88.3	86.9	71.1
Stock-based compensation	14.0	13.1	12.4
Asbestos-related costs, net	3.9	32.8	50.9
Deferred income taxes	(0.2)	(364.0)	34.1
Asbestos-related payments, net	(3.9)	(25.4)	(20.1)
Contributions to postretirement plans	(12.6)	(11.9)	(71.0)
Changes in assets and liabilities (net of acquisitions):
Change in receivables	(45.1)	(60.7)	(17.7)
Change in inventories	(3.1)	(10.7)	(8.7)
Change in accounts payable	(5.8)	4.5	(4.3)
Change in accrued expenses	(5.2)	35.6	(44.4)
Change in accrued income taxes	(10.4)	28.6	84.1
Other, net	36.4	10.1	51.2
Net Cash – Operating activities	244.7	226.6	247.1
Investing Activities
Capital expenditures	(118.8)	(122.9)	(83.8)
Purchases of investments	(165.4)	(240.2)	(38.2)
Maturities of investments	269.0	168.2	—
Acquisitions, net of cash acquired	(2.8)	0.7	(193.2)
Proceeds from sale of discontinued operations and other assets	3.7	2.3	39.5
Other, net	(0.2)	3.1	1.0
Net Cash – Investing activities	(14.5)	(188.8)	(274.7)
Financing Activities
Short-term debt, net	(38.0)	25.4	(24.8)
Long-term debt repaid	(1.7)	(6.4)	(1.0)
Long-term debt issued	—	—	1.3
Proceeds from issuance of common stock	15.1	34.8	58.0
Repurchase of common stock	(60.2)	(87.9)	(116.8)
Excess tax benefit from equity compensation activity	10.4	8.7	6.4
Dividends paid	(40.7)	(36.4)	(34.2)
Other, net	(1.5)	3.5	3.1
Net Cash – Financing activities	(116.6)	(58.3)	(108.0)
Exchange rate effects on cash and cash equivalents	(31.2)	(0.4)	(4.0)
Discontinued operations:
Operating activities	(5.7)	(16.3)	(3.2)
Investing activities	—	—	(0.1)
Financing activities	—	—	(2.4)
Net Cash – Discontinued operations	(5.7)	(16.3)	(5.7)
Net change in cash and cash equivalents	76.7	(37.2)	(145.3)
Cash and cash equivalents – beginning of year	507.3	544.5	689.8
Cash and Cash Equivalents – End of Period	$584.0	$507.3	$544.5
Supplemental Cash Flow Disclosures
Cash paid (received) during the year for:
Interest	$1.1	$0.9	$2.3
Income taxes, net of refunds received	70.0	21.9	(100.9)
The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of cash flows.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN MILLIONS)	SHARES			DOLLARS
YEARS ENDED DECEMBER 31	2014	2013	2012	2014	2013	2012
Common Stock
Common stock, beginning balance	91.0	91.9	93.1	$91.0	$91.9	$93.1
Activity from stock incentive plans	1.4	2.3	4.0	1.4	2.3	4.0
Share repurchases	(1.4)	(3.2)	(5.2)	(1.4)	(3.2)	(5.2)
Common stock, ending balance	91.0	91.0	91.9	$91.0	$91.0	$91.9
Retained Earnings
Retained earnings, beginning balance				$1,320.3	$898.8	$852.6
Net income				184.5	488.5	125.4
Cash dividends declared on common stock				(40.6)	(36.7)	(34.2)
Activity from stock incentive plans				38.2	54.4	74.1
Share repurchases				(58.8)	(84.7)	(111.6)
Purchase of noncontrolling interest				1.5	—	(0.2)
Distribution of Exelis and Xylem				—	—	(7.3)
Retained earnings, ending balance				$1,445.1	$1,320.3	$898.8
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance				$(129.2)	$(195.5)	$(153.2)
Net change in postretirement benefit plans				(15.0)	66.3	(42.3)
Postretirement benefit plans, ending balance				$(144.2)	$(129.2)	$(195.5)
Cumulative translation adjustment, beginning balance				$(80.8)	$(91.7)	$(96.4)
Net cumulative translation adjustment				(95.9)	10.9	4.7
Cumulative translation adjustments, ending balance				$(176.7)	$(80.8)	$(91.7)
Unrealized (loss) gain on investment securities, beginning balance				$(0.3)	$(0.3)	$(1.3)
Net change in unrealized gain (loss) on investment securities				—	—	1.0
Unrealized (loss) gain on investment securities, ending balance				$(0.3)	$(0.3)	$(0.3)
Total accumulated other comprehensive loss				$(321.2)	$(210.3)	$(287.5)
Noncontrolling Interests
Noncontrolling interests, beginning balance				$5.9	$—	$—
Reclassification of noncontrolling interests				—	3.9	—
Income attributable to noncontrolling interests				2.3	2.4	—
Purchase of noncontrolling interests				(2.9)	—	—
Other				0.1	(0.4)	—
Noncontrolling interests, ending balance				$5.4	$5.9	$—
Total Shareholders’ Equity
Total shareholders’ equity, beginning balance				$1,206.9	$703.2	$694.8
Net change in common stock				—	(0.9)	(1.2)
Net change in retained earnings				124.8	421.5	46.2
Net change in accumulated other comprehensive loss				(110.9)	77.2	(36.6)
Net change in noncontrolling interests				(0.5)	5.9	—
Total shareholders’ equity, ending balance				$1,220.3	$1,206.9	$703.2
The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of changes in shareholders’ equity.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
ITT Corporation is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation, and industrial markets. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT operates through four segments: Industrial Process, consisting of industrial pumping and complementary equipment; Motion Technologies, consisting of friction and shock & vibration equipment; Interconnect Solutions, consisting of electronic connectors; and Control Technologies, consisting of fluid handling, motion control and vibration and shock isolation products. Financial information for our segments is presented in Note 3, “Segment Information.”
On October 31, 2011, ITT completed the tax-free spin-off (referred to herein as the Distribution) of its Defense and Information Solutions business, Exelis Inc. (Exelis), and its water-related businesses, Xylem Inc. (Xylem) by way of a distribution of all of the issued and outstanding shares of Exelis common stock and Xylem common stock, on a pro rata basis, to ITT shareholders of record on October 17, 2011. Portions of this Annual Report on Form 10-K refer to agreements, transactions, and costs related to the Distribution.
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

ITT CORPORATION AND SUBSIDIARIES

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
We recognize revenue for certain long-term design and build projects using the percentage-of-completion method, based upon the percentage of costs incurred to total projected costs. Revenue and profit recognized under the percentage-of-completion method are based on management’s estimates. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue, until the revenue recognition criteria are satisfied. Revenue that is earned and recognized in excess of amounts invoiced is recorded as a component of receivables, net. During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed quarterly and revisions are made as required and recorded in income in the period in which they are determined.
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
Asbestos-Related Liabilities and Assets
ITT has been named as a defendant in numerous product liability lawsuits alleging personal injury due to asbestos exposure. We accrue the estimated value of pending claims and unasserted claims estimated to be filed over the next 10 years, including legal fees, on an undiscounted basis, due to the inability to reliably forecast the timing of future cash flows. Assumptions utilized in estimating the liability for both pending and unasserted claims include: disease type, average settlement costs, percentage of claims settled or dismissed, the number of claims estimated to be filed against the Company in the future and the costs to defend such claims.

ITT CORPORATION AND SUBSIDIARIES

The Company has also recorded an asbestos-related asset, composed of insurance receivables. The asbestos-related asset represents our best estimate of probable recoveries from third parties for pending claims, as well as unasserted claims estimated to be filed over the next 10 years. In developing this estimate, the Company considers coverage-in-place and other settlement agreements with its insurers, as well as a review of expected levels of future cost recovery, the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, and interpretation of the various policy and contract terms and limits and their interrelationships. Consistent with the asbestos liability, the asbestos-related asset has not been discounted to present value due to the inability to reliably forecast the timing of future cash flows. Under coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s pending and future asbestos claims on specified terms and conditions. Insurance payments under coverage-in-place agreements are made to the Company as asbestos claims are settled or adjudicated. The Company’s buyout agreements provide an agreed upon amount of available coverage for future asbestos claims under the subject policies to be paid to a Qualified Settlement Fund (QSF) on a specific schedule as agreed upon by the Company and its insurer. However, assets in the QSF are only available and distributed when qualifying asbestos expenditures are submitted for reimbursement as defined in the QSF agreement. Therefore, recovery of insurance reimbursements under these types of agreements is dependent on the timing of the payment of the liability and, consistent with the asbestos liability, have not been discounted to present value.
In the third quarter each year we conduct an asbestos remeasurement with the assistance of outside consultants to review and update, as appropriate, the underlying assumptions used to estimate our asbestos liability and related assets, including a reassessment of the time horizon over which a reasonable estimate of unasserted claims can be projected. In addition, as part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent data available for the key inputs and assumptions, comparing the data to the expectations on which the most recent annual liability and asset estimates were based. Provided the quarterly review does not indicate a more detailed evaluation of our asbestos exposure is required, each quarter we record a net asbestos expense to maintain a rolling 10-year time horizon.
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
Stock-Based Compensation
Stock-based awards issued to employees include non-qualified stock options (NQOs), restricted stock units (RSUs), and performance units (PSUs). In 2013, the granting of PSUs replaced the cash-settled total shareholder return award in our long-term incentive plan. Stock-based awards issued to non-employee directors typically are in the form of RSUs. We account for NQOs, PSUs, and equity settled RSUs as equity-based compensation awards while cash-settled total shareholder return awards granted prior to 2013 and cash-settled RSUs are accounted for as liability-based awards. Compensation costs resulting from share-based payment transactions are recognized primarily within general and administrative expenses, at fair value over the requisite service period (typically three years) on a straight-

ITT CORPORATION AND SUBSIDIARIES

line basis. The amount of compensation recognized includes an adjustment based on an estimate of awards ultimately expected to vest.
The fair value of NQOs is determined on the date of grant using a binomial lattice pricing model incorporating multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. See Note 16, Long-Term Incentive Employee Compensation, for additional information regarding the assumptions utilized to determine the grant date fair value.
The fair value of restricted stock units is determined using the closing price of the Company’s common stock on the date of grant. The majority of RSUs settle in shares; however RSUs granted to non-U.S. employees are typically settled in cash. The fair value of cash-settled RSUs is remeasured using the closing price of the Company's common stock at the end of each reporting period. Recipients do not have voting rights and do not receive cash dividends during the restriction period. Dividend equivalents on RSUs, which are subject to forfeiture, are accrued and paid in cash upon vesting of the RSU, which typically occurs three years from the date of grant. If an employee retires or is terminated other than for cause, a pro rata portion of the RSU may vest.
PSU awards are based on both a relative total shareholder return (TSR) metric as well as a return on invested capital (ROIC) metric, equally weighted, providing a balance between relative and absolute long-term performance. The PSU awards will settle in shares, dependent upon performance, following a three-year performance period. The PSU awards are accounted for as two distinct awards, an ROIC award and a TSR award. The fair value of TSR awards is measured at grant date using a Monte Carlo simulation, measuring potential total shareholder return for ITT relative to the other companies in the S&P 400 Capital Goods Index. The fair value of the ROIC awards is based on the closing price of ITT common stock on the date of grant less the present value of expected dividend payments during the vesting period.
The fair value of cash-settled total shareholder return awards granted prior to 2013 was remeasured using a Monte Carlo simulation at the end of each reporting period, except for the final measurement which reflects the actual fair value on the December 31, 2014 vesting date.
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

ITT CORPORATION AND SUBSIDIARIES

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
Cash and Cash Equivalents
ITT considers all highly liquid investments purchased with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents primarily include fixed-maturity time deposits and money market investments. We record the fixed maturity time deposits at amortized cost and accrue interest during the maturity period.
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
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising ITT’s customer base and their dispersion across many different industries and geographic regions. However, our largest customer represents approximately 10% of the December 31, 2014 outstanding trade accounts receivable balance. ITT performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.
Allowance for Doubtful Accounts
We determine our allowance for doubtful accounts using a combination of factors to reduce our trade receivables balances to their estimated net realizable amount. We maintain an allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, macroeconomic trends and conditions, significant one-time events, historical experience and the financial condition of our customers. We record a specific reserve for individual accounts when we become aware of specific customer circumstances, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable. If circumstances related to the specific customer change, we adjust estimates of the recoverability of receivables as appropriate.
Inventories
Inventories, which include the costs of material, labor and overhead, are stated at the lower of cost or market, with cost generally computed on a first-in, first-out (FIFO) basis. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value and are charged to cost of sales. At the point of loss recognition, a new cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in a recovery in carrying value. Inventories valued under the last-in, first-out (LIFO) method represent 15.1% and 15.3% of total 2014 and 2013 inventories, respectively. We have a LIFO reserve of $9.3 and $9.2 recorded as of December 31, 2014 and 2013, respectively.
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

ITT CORPORATION AND SUBSIDIARIES

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
Investments
As of December 31, 2014 and 2013, we held investments in time deposits with a cost of $5.4 and $112.9, respectively, having an original maturity exceeding three months at the time of purchase. These investments mature within four months of the balance sheet date and have been presented in other current assets as short-term investments on the Consolidated Balance Sheet. These investments have been classified as held-to-maturity and are recorded at amortized cost, which approximates fair value at December 31, 2014 and 2013. We did not realize any gains or losses from the maturity of our investments during 2014 or 2013. Interest income recognized from these investments during 2014 or 2013 was not material to our results of operations.
Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of the balance sheet date. The Company’s investments in COLI policies are included in other non-current assets in the consolidated balance sheets and were $93.0 and $93.6 at December 31, 2014 and 2013, respectively. Changes in the cash surrender value during the period generally reflect gains or losses in the fair value of assets, premium payments, and policy redemptions. Gains from COLI investments of $4.6, $3.7, and $1.3 were recorded within operating expenses during years ended December 31, 2014, 2013 and 2012, respectively. These investments were made with the intention of utilizing them as a long-term funding source for deferred compensation obligations, which as of December 31, 2014 and 2013 were approximately $14.4 and $14.9, respectively, however, the COLI policies do not represent a committed funding source for these obligations and as such they are subject to claims from creditors, and we can designate them for another purpose at any time.
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
Goodwill and Intangible Assets
Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of the acquired business. Intangible assets include customer relationships, proprietary technology, trademarks, patents and other intangible assets. Intangible assets with a finite life are generally amortized on a straight-line basis over an estimated economic useful life, which generally ranges from 10-20 years, and are tested for impairment if indicators of impairment are identified. Certain of our intangible assets have an indefinite life, namely certain brands and trademarks.
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

ITT CORPORATION AND SUBSIDIARIES

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
The Company records an asset related to its environmental exposures for insurance and other-related parties. The environmental-related asset represents our best estimate of probable recoveries from third parties for costs incurred in past periods, as well as costs estimated to be incurred in future periods. In developing this estimate, the Company reviews the expected levels of future cost recovery, the financial viability of the insurance companies, the sites and claims covered by those policies, and our interpretation of the various policy and contract terms and limits.
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

ITT CORPORATION AND SUBSIDIARIES

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
Derivative Financial Instruments
ITT may use derivative financial instruments, primarily foreign currency forward contracts, to mitigate exposure from foreign currency exchange rate fluctuations as it pertains to receipts from customers, payments to suppliers and intercompany transactions. In connection with the Bornemann acquisition, we assumed certain foreign currency contracts related to forecasted transactions with third-parties. We record derivatives at their fair value as either an asset or liability and include adjustments to reflect changes in the fair value of our derivatives in earnings as the contracts are not designated as hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. As of December 31, 2014 and 2013, the notional amount of our foreign currency derivatives was $5.4 and $13.1, respectively, and our interest rate swaps was $3.3 and $11.9, respectively. The amount of gains and losses recorded related to our foreign currency contracts and interest rate swaps, and the net fair value of our outstanding derivative contracts was not material as of and for the years ended December 31, 2014, 2013 and 2012.
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

ITT CORPORATION AND SUBSIDIARIES

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
Industrial Process manufactures engineered fluid process equipment serving a diversified mix of customers in global infrastructure industries such as chemical, oil and gas, mining, and other industrial process markets and is a provider of plant optimization and efficiency solutions and aftermarket services and parts.
Motion Technologies manufactures brake components, shock absorbers and damping technologies for the global automotive, truck and trailer, public bus and rail transportation markets.
Interconnect Solutions manufactures and designs a wide range of highly engineered harsh environment connector solutions that make it possible to transfer signal and power between electronic devices which service global customers for the aerospace and defense, industrial and transportation, oil and gas, and medical markets.
Control Technologies manufactures specialized equipment, including actuation, valves, and noise and energy absorption components for the aerospace and defense, and industrial markets.
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

	Revenue			Operating Income (Loss)			Operating Margin
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Industrial Process	$1,208.3	$1,107.4	$955.8	$123.9	$112.0	$99.3	10.3%	10.1%	10.4%
Motion Technologies	769.4	721.8	626.2	130.9	100.3	83.1	17.0%	13.9%	13.3%
Interconnect Solutions	392.8	395.5	375.7	22.2	14.2	6.9	5.7%	3.6%	1.8%
Control Technologies	290.5	278.2	277.1	63.5	55.3	58.3	21.9%	19.9%	21.0%
Total segment results	2,661.0	2,502.9	2,234.8	340.5	281.8	247.6	12.8%	11.3%	11.1%
Asbestos-related costs, net	—	—	—	(3.9)	(32.8)	(50.9)	—	—	—
Eliminations / Other corporate costs	(6.4)	(6.0)	(7.0)	(70.2)	(65.4)	(45.2)	—	—	—
Total Eliminations / Corporate and Other costs	(6.4)	(6.0)	(7.0)	(74.1)	(98.2)	(96.1)	—	—	—
Total	$2,654.6	$2,496.9	$2,227.8	$266.4	$183.6	$151.5	10.0%	7.4%	6.8%

ITT CORPORATION AND SUBSIDIARIES

	Assets		Capital Expenditures			Depreciation and Amortization
	2014	2013	2014	2013	2012	2014	2013	2012
Industrial Process	$1,152.3	$1,132.7	$40.4	$63.0	$35.0	$29.1	$31.0	$17.3
Motion Technologies	450.1	466.2	49.2	31.7	27.1	30.3	29.6	27.8
Interconnect Solutions	365.4	364.6	20.2	15.6	11.2	12.8	10.6	10.0
Control Technologies	334.1	344.7	3.8	5.7	6.1	10.0	10.0	9.3
Corporate and Other	1,329.6	1,432.0	5.2	6.9	4.4	6.1	5.7	6.7
Total	$3,631.5	$3,740.2	$118.8	$122.9	$83.8	$88.3	$86.9	$71.1

	Revenue(a)
Geographic Information	2014	2013	2012
United States	$927.0	$896.2	$869.3
Germany	303.3	266.7	200.5
Other developed markets	588.3	583.4	519.3
Other emerging growth markets	836.0	750.6	638.7
Total	$2,654.6	$2,496.9	$2,227.8

(a)	Revenue to external customers is attributed to individual regions based upon the destination of product or service delivery.

	Plant, Property & Equipment, Net
Geographic Information	2014	2013
United States	$169.4	$151.0
Italy	89.3	78.7
Germany	44.9	51.8
South Korea	37.1	40.5
China	36.1	31.3
Other developed markets	20.9	22.0
Other emerging growth markets	46.2	50.9
Total	$443.9	$426.2
The following table provides revenue by product category, net of intercompany balances.

	2014	2013	2012
Pumps and complementary products	$1,112.3	$1,010.8	$879.0
Pump support and maintenance services	96.0	96.6	76.8
Friction products	647.9	619.6	517.6
Shock absorber equipment	121.3	102.0	107.0
Connectors equipment	392.3	394.9	375.4
CT Aerospace products	199.5	192.6	185.4
CT Industrial products	85.3	80.4	86.6
Total	$2,654.6	$2,496.9	$2,227.8
During 2014, 2013, and 2012, a single customer accounted for 9.2%, 10.1%, and 13.4% of consolidated ITT revenue, respectively.

ITT CORPORATION AND SUBSIDIARIES

NOTE 4
RESTRUCTURING ACTIONS
We have initiated various restructuring activities throughout the business during the past three years, of which only the Interconnect Solutions turnaround activities is considered to be individually significant. See further discussion on this plan below. Other less significant restructuring actions during 2014 and 2013 included reduction in force initiatives, geographic sales presence realignment, and the exit of a non-core construction pump business. We also undertook various restructuring actions during 2012 primarily focused on reducing operating costs through reduction in force initiatives. The components of all restructuring costs incurred during each of the previous three years ended are presented in the table below.

	2014	2013	2012
By component:
Severance costs	$23.2	$22.3	$10.9
Asset write-offs	1.5	3.9	0.2
Other restructuring costs	3.4	2.2	2.9
Total restructuring costs	$28.1	$28.4	$14.0
By segment:
Industrial Process	$4.2	$4.5	$0.3
Motion Technologies	2.1	5.1	2.2
Interconnect Solutions	20.5	17.2	7.2
Control Technologies	—	0.4	0.8
Corporate and Other	1.3	1.2	3.5
The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Balance Sheet within accrued liabilities, for each of the previous two years ended December 31st.

	2014	2013
Restructuring accruals - beginning balance	$14.7	$7.8
Restructuring costs	28.1	28.4
Cash payments	(18.6)	(17.1)
Asset write-offs	(1.5)	(3.9)
Foreign exchange translation and other	(0.8)	(0.5)
Restructuring accrual - ending balance	$21.9	$14.7
By accrual type:
Severance accrual	$19.6	$13.0
Facility carrying and other costs accrual	2.3	1.7
The following is a rollforward of employee position eliminations associated with restructuring activities through 2014:

	2014	2013
Planned reductions - beginning balance	107	10
Additional planned reductions	441	275
Actual reductions	(420)	(178)
Planned reductions - ending balance	128	107
Interconnect Solutions Turnaround Activities
During 2013, we initiated a comprehensive restructuring action to improve the overall cost structure of our Interconnect Solutions segment. The charges incurred during 2014 under this action primarily related to the employee severance for approximately 320 planned headcount reductions, approximately 75% of which were factory workers, associated with an action to move certain production lines from one location to another existing lower cost manufacturing site. The charges incurred during 2013 under this action primarily related to employee severance for 180 planned headcount reductions, and to a lesser extent, asset write-offs. We do not expect to incur further restructuring costs

ITT CORPORATION AND SUBSIDIARIES

under this plan. The following table provides a rollforward of the restructuring accrual associated with the Interconnect Solutions turnaround activities.

	2014	2013
Restructuring accruals - beginning balance	$8.0	$—
Restructuring costs	20.5	18.1
Cash payments	(9.9)	(6.1)
Asset Write-Offs	(1.3)	(3.9)
Foreign exchange translation and other	(0.2)	(0.1)
Restructuring accruals - ending balance	$17.1	$8.0
NOTE 5
INCOME TAXES
For each of the years ended December 31, 2014, 2013, and 2012 the tax data related to continuing operations is as follows:

	2014	2013	2012
Income components:
United States	$44.5	$28.5	$33.0
International	217.5	152.0	116.1
Income from continuing operations before income tax	262.0	180.5	149.1
Income tax expense (benefit) components:
Current income tax expense (benefit):
United States – federal	16.2	10.6	(32.6)
United States – state and local	0.7	4.2	(8.7)
International	54.6	39.6	46.8
Total current income tax expense	71.5	54.4	5.5
Deferred income tax expense (benefit) components:
United States – federal	(0.6)	(331.2)	40.1
United States – state and local	5.1	(36.7)	9.9
International	(4.7)	3.9	(15.9)
Total deferred income tax (benefit) expense	(0.2)	(364.0)	34.1
Income tax expense (benefit)	$71.3	$(309.6)	$39.6
Effective income tax rate	27.2%	(171.5)%	26.6%
A reconciliation of the income tax expense (benefit) for continuing operations from the U.S. statutory income tax rate to the effective income tax rate is as follows for each of the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Tax exempt interest	(10.3)%	(17.5)%	(19.7)%
U.S. tax on foreign earnings	9.3%	(0.7)%	0.5%
Valuation allowance on deferred tax assets	8.6%	(191.1)%	27.7%
Tax on undistributed foreign earnings	(8.1)%	6.1%	1.3%
Foreign tax rate differential	(6.2)%	(4.8)%	(3.0)%
State and local income tax	1.6%	0.6%	1.4%
Other adjustments	(1.3)%	(0.6)%	(3.9)%
Foreign Tax Holiday	(1.3)%	(1.0)%	—%
U.S. permanent items	(1.0)%	(1.3)%	0.5%
Audit settlements & unrecognized tax benefits	0.9%	3.8%	(13.2)%
Effective income tax rate	27.2%	(171.5)%	26.6%
Our effective tax rate in 2014 was affected by changes in unrecognized tax benefits of approximately $1.6 and includes the completion of tax examinations and lapses in the statute of limitations.

ITT CORPORATION AND SUBSIDIARIES

As a result of investment opportunities and other factors, and their impact on the Company’s expected liquidity, certain earnings generated in Hong Kong, Japan, Luxembourg, and South Korea may be repatriated in the future and are therefore not considered to be indefinitely reinvested outside of the U.S. In 2014, the Company repatriated certain foreign earnings and subsequently reversed the deferred tax liability on the undistributed foreign earnings by $21.1. We have not provided for deferred taxes on the remaining excess of financial reporting over tax bases of investments in foreign subsidiaries in the amount of $508.4 because we plan to reinvest such earnings indefinitely outside of the U.S. While the amount of U.S. federal income taxes, if such earnings are distributed in the future, cannot be determined, such taxes may be reduced by tax credits and other tax deductions. As of December 31, 2014, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $555.2. Our intent is to permanently reinvest these funds outside of the U.S., and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.
We operate under tax holidays in China and Korea, which are effective until December 31, 2014 and 2019, respectively. The tax holidays are conditional upon our meeting certain research, employment and/or investment thresholds. The impact of these holidays decreased foreign taxes by $3.5, or $0.04, per diluted share in 2014.
Deferred tax assets and liabilities include the following:

	2014	2013
Deferred Tax Assets:
Accruals	$69.0	$64.5
Asbestos	272.6	272.7
Employee benefits	109.4	106.6
Credit carryforwards	29.3	47.2
Loss carryforwards	128.0	125.2
Other	36.0	34.4
Gross deferred tax assets	644.3	650.6
Less: Valuation allowance	147.1	135.3
Net deferred tax assets	$497.2	$515.3
Deferred Tax Liabilities:
Undistributed earnings	$(61.2)	$(82.3)
Intangibles	(58.7)	(58.8)
Accelerated depreciation	(26.0)	(25.8)
Investment	(0.4)	(0.4)
Total deferred tax liabilities	$(146.3)	$(167.3)
Net deferred tax assets	$350.9	$348.0
Deferred taxes are presented in the Consolidated Balance Sheets as follows:

	2014	2013
Current assets	$56.2	$59.5
Non-current assets	304.1	303.6
Current liabilities	—	—
Other non-current liabilities	(9.4)	(15.1)
Net deferred tax assets	$350.9	$348.0

ITT CORPORATION AND SUBSIDIARIES

The table included below provides a rollforward of our valuation allowance on net deferred income tax assets from December 31, 2011 to December 31, 2014.

	Federal	State	Foreign	Total
DTA valuation allowance - December 31, 2011	$327.0	$127.5	$25.9	$480.4
Change in assessment	—	—	(6.5)	(6.5)
Current year operations	25.8	(5.1)	42.1	62.8
DTA valuation allowance - December 31, 2012	352.8	122.4	61.5	536.7
Change in assessment	(339.6)	(35.0)	3.7	(370.9)
Current year operations	(13.2)	(42.7)	25.4	(30.5)
DTA valuation allowance - December 31, 2013	—	44.7	90.6	135.3
Change in assessment	—	—	2.5	2.5
Current year operations	—	0.3	9.0	9.3
DTA valuation allowance - December 31, 2014	$—	$45.0	$102.1	$147.1
In the third quarter of 2013, the Company moved from a three-year adjusted cumulative domestic pretax loss position to a three-year adjusted cumulative domestic pretax income position. In measuring adjusted cumulative pretax income (loss), the Company adjusted pretax U.S. income (loss) for nonrecurring items and recurring permanent differences. The recurring permanent differences included excess stock option deductions which represented the amount of tax deductions in excess of book deductions, ultimately reducing book income on the tax return, and foreign earnings, the indefinite reinvestment of which was not asserted, and was not expected to be asserted in the foreseeable future, and dividends paid or expected to be paid. Each of these items was recurring in nature and representative of our book taxable income. In addition, we included adjustments for certain non-recurring costs directly attributable to the Distribution as these were not indicative of future taxable income. The three-year cumulative income position was strong positive evidence in evaluating the realizability of our deferred tax assets as of September 30, 2013. However, the Company considered all available evidence, both positive and negative, in its evaluation to reverse the valuation allowance at that time, including future earnings, industry trends, and certain contingencies, such as asbestos-related costs. Further, we considered future reversals of existing taxable temporary differences as a source of income available to recover a portion of existing deferred tax assets, future taxable income exclusive of reversing taxable temporary differences and carryforwards, and available tax-planning strategies in assessing the realizability of the deferred tax assets. Based on positive evidence, including the three-year cumulative positive income and the absence of any significant negative evidence, management determined that it was more likely than not that the Company's U.S. deferred tax assets would be realized except for certain deferred tax assets attributable to state net operating losses and tax credits.
After considering all available evidence, including a cumulative loss and the absence of any significant positive evidence, the Company recorded a valuation allowance against certain foreign net deferred tax assets in Germany and Venezuela. In addition, a portion of the deferred tax assets in Italy are no longer realizable. The Company continues to maintain a valuation allowance against certain deferred tax assets attributable to state net operating losses, state tax credits and certain foreign net deferred tax assets, primarily in Luxembourg, Germany, India and China which are not expected to be realized. Overall, the increase in the valuation allowance of $11.8 is primarily attributable to foreign net operating loss carryforwards in Luxembourg.
We have the following tax attributes available for utilization at December 31, 2014:

Attribute	Amount	First Year of Expiration
U.S. federal net operating losses	$1.9	12/31/2023
U.S. state net operating losses	$1,355.6	12/31/2015
U.S. federal tax credits	$23.4	12/31/2021
U.S. state tax credits	$5.9	12/31/2027
Foreign net operating losses	$297.0	12/31/2015
We have approximately $182.0 of net operating loss carryforwards in Luxembourg as of December 31, 2014 that do not expire.
Shareholders’ equity at December 31, 2014 and 2013 includes excess income tax benefits related to stock-based compensation in 2014 and 2013 of approximately $10.4 and $8.7, respectively.

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for each of the years ended December 31, 2014, 2013, and 2012 is as follows:

	2014	2013	2012
Unrecognized tax benefits – January 1	$161.2	$208.8	$198.7
Additions for:
Prior year tax positions	2.4	1.6	48.4
Current year tax positions	2.8	8.0	0.8
Assumed in Acquisition	—	—	3.8
Reductions for:
Prior year tax positions	(2.8)	(55.4)	(4.8)
Settlements	(1.0)	(1.0)	(33.6)
Expiration of Statute of Limitations	(2.5)	(0.8)	(4.5)
Unrecognized tax benefits – December 31	$160.1	$161.2	$208.8
As of December 31, 2014, $55.8 and $56.0 of the unrecognized tax benefits would affect the effective tax rate for continuing operations and discontinued operations respectively, if realized. The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Germany, Italy, Korea, the United Kingdom, the U.S. and Venezuela. The U.S. federal income tax audit for the years 2009 through 2011 has received Joint Committee on Taxation review. We anticipate that we will receive the final audit report within the next 12 months. The calculation of our tax liability for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit. Over the next twelve months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by $86.5 due to changes in audit status, expiration of statutes of limitations and other events.
The following table summarizes the earliest open tax years by major jurisdiction as of December 31, 2014:

Jurisdiction	Earliest Open Year
China	2009
Czech	2013
Germany	2006
Italy	2005
Japan	2010
Korea	2006
Luxembourg	2011
Mexico	2009
United States	2009
We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Statements of Operations. During 2014 and 2013, we recognized $0.8 and $2.0 in net interest expense from continuing operations related to tax matters, respectively and tax penalties of $0.7 remain unchanged. We had $19.4 and $17.5 of interest expense accrued from continuing and discontinued operations related to tax matters as of December 31, 2014 and 2013, respectively.
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

ITT CORPORATION AND SUBSIDIARIES

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
Pursuant to the Tax Matters Agreement, as the shared income tax liabilities are settled, ITT will make payments up to certain specified thresholds, with payments in excess of those specified thresholds shared among ITT, Exelis, and Xylem. If payments to the taxing authorities are less than certain specified thresholds, ITT will make payments up to the remaining specified thresholds to Exelis and Xylem. Settlement is expected to occur as the audit process by applicable taxing authorities is completed for the impacted years and cash payments are made. Given the nature of the shared tax liabilities, the maximum amount of potential future payments is not determinable. Any such cash payments, when they occur, will reduce the liability for uncertain tax positions as such payments represent an equivalent reduction of risk. The settlement of an examination could result in changes in amounts attributable to us through the Tax Matters Agreement entered into with Exelis and Xylem. Currently, we cannot reasonably estimate the amount of such changes. At December 31, 2014, ITT’s accrual for uncertain tax positions includes amounts related to certain shared tax liabilities; however, no receivables from Exelis or Xylem have been recorded as our estimate of their portion of the shared tax liabilities is not more than the amounts currently accrued for the uncertain tax position. If our estimate of exposures to the shared tax liabilities increases above the specified threshold, a receivable would be recorded. Our financial statements as of December 31, 2014 and 2013 include net tax-related balances less than $1.0, in the aggregate, related to Exelis and Xylem.
Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of ITT, Exelis and Xylem legal entities and for certain amended income tax returns for the periods prior to the Distribution may be recorded to either shareholders’ equity or the statement of operations depending on the specific item giving rise to the adjustment. During 2012, $7.0 was recorded directly to shareholders’ equity as part of the Distribution of Exelis and Xylem.
NOTE 6
EARNINGS PER SHARE
The following table provides a reconciliation of the data used in the calculation of basic and diluted common shares outstanding for the three years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Weighted average common shares outstanding	91.5	90.9	92.7
Add: Weighted average restricted stock awards outstanding(a)	—	0.1	0.3
Basic weighted average common shares outstanding	91.5	91.0	93.0
Add: Dilutive impact of stock options and restricted stock units	1.3	1.3	1.1
Diluted weighted average common shares outstanding	92.8	92.3	94.1

(a)
Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three years ended December 31, 2014, 2013 and 2012 because they were anti-dilutive.

	2014	2013	2012
Anti-dilutive stock options	0.2	0.2	2.0
Average exercise price	$43.51	$26.83	$21.47
Year(s) of expiration	2024	2023	2014-2022
In addition, 0.1 of outstanding employee ROIC awards were excluded from the computation of diluted earnings per share for the year ended December 31, 2014, as the performance period related to ROIC awards has not been achieved.

NOTE 7
RECEIVABLES, NET

	2014	2013
Trade accounts receivable	$476.8	$463.9
Notes receivable	6.1	6.3
Other	30.5	39.1
Receivables, gross	513.4	509.3
Less: allowance for doubtful accounts	13.3	12.6
Receivables, net	$500.1	$496.7
The following table displays a rollforward of the allowance for doubtful accounts for the years ended December 31, 2014, 2013, and 2012.

	2014	2013	2012
Allowance for doubtful accounts – January 1	$12.6	$12.9	$12.9
Charges to income	4.0	1.8	1.6
Write-offs	(2.6)	(1.7)	(1.6)
Foreign currency and other	(0.7)	(0.4)	—
Allowance for doubtful accounts – December 31	$13.3	$12.6	$12.9
NOTE 8
INVENTORIES, NET

	2014	2013
Finished goods	$70.5	$49.9
Work in process	59.9	94.8
Raw materials	148.5	166.7
Inventoried costs related to long-term contracts	61.4	85.4
Total inventory before progress payments	340.3	396.8
Less – progress payments	(38.0)	(80.9)
Inventories, net	$302.3	$315.9
NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS

	2014	2013
Asbestos-related current assets	$102.4	$84.5
Current deferred income taxes	56.2	59.5
Prepaid income tax	25.9	23.6
Short-term investments	5.4	112.9
Other	59.9	65.1
Other current assets	$249.8	$345.6
Other employee benefit-related assets	$93.0	$95.5
Capitalized software costs	26.8	14.6
Environmental related assets	7.7	11.7
Equity method investments	3.9	4.7
Other	18.4	18.4
Other non-current assets	$149.8	$144.9

NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET

	2014	2013
Land and improvements	$24.0	$26.8
Machinery and equipment	870.3	834.5
Buildings and improvements	228.8	211.6
Furniture, fixtures and office equipment	65.8	74.6
Construction work in progress	44.5	59.8
Other	7.8	8.5
Plant, property and equipment, gross	1,241.2	1,215.8
Less: accumulated depreciation	(797.3)	(789.6)
Plant, property and equipment, net	$443.9	$426.2
Depreciation expense of $72.9, $63.4 and $54.6 was recognized in 2014, 2013 and 2012, respectively.
NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 by segment are as follows:

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total
Goodwill - December 31, 2012	$345.5	$47.8	$73.0	$185.1	$651.4
Adjustments to purchase price allocations	0.8	—	—	—	0.8
Foreign currency	4.7	2.0	0.9	—	7.6
Goodwill - December 31, 2013	$351.0	$49.8	$73.9	$185.1	$659.8
Goodwill acquired	1.2	—	—	—	1.2
Foreign currency	(20.3)	(5.9)	(2.7)	—	(28.9)
Goodwill - December 31, 2014	$331.9	$43.9	$71.2	$185.1	$632.1
The purchase price allocation adjustment of $0.8 during 2013 relates to the Bornemann acquisition and is due to a fair value adjustment to certain environmental and royalty-related liabilities that existed at the acquisition date, partially offset by the receipt of $0.7 from the finalization of the Bornemann purchase price. As these amounts are not considered material, the adjustments were not retrospectively applied as if the accounting for the business combination had been completed at the acquisition date.
Based on the results of our annual impairment test, we determined that no impairment of goodwill existed as of the measurement date in 2014 or 2013. In 2014, a qualitative assessment was performed for all reporting units and it was determined that it was not more likely than not that the fair value of each reporting unit was less than its carrying amount. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth fiscal quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

ITT CORPORATION AND SUBSIDIARIES

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$83.1	$(38.3)	$44.8	$84.9	$(31.9)	$53.0
Proprietary technology	28.1	(9.9)	18.2	30.3	(7.6)	22.7
Patents and other	15.2	(13.1)	2.1	16.4	(13.0)	3.4
Finite-lived intangible total	126.4	(61.3)	65.1	131.6	(52.5)	79.1
Indefinite-lived intangibles	26.3	—	26.3	27.8	—	27.8
Other Intangible Assets	$152.7	$(61.3)	$91.4	$159.4	$(52.5)	$106.9
Indefinite-lived intangibles primarily consist of brands and trademarks. Based on the results of its annual impairment tests, we determined that no impairment of the indefinite-lived intangibles existed as of the measurement date in 2014 or 2013. However, future impairment tests could result in a charge to earnings. We will continue to evaluate the indefinite-lived intangible assets on an annual basis as of the beginning of our fourth fiscal quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
Customer relationships, proprietary technology and patents and other intangible assets are amortized over weighted average lives of approximately 13.7 years, 12.5 years and 11.4 years, respectively.
Amortization expense related to intangible assets for 2014, 2013 and 2012 was $11.1, $17.6 and $10.2, respectively. Estimated amortization expense for each of the five succeeding years is as follows:

Year	Estimated Amortization Expense
2015	$10.1
2016	9.8
2017	8.8
2018	7.2
2019	7.0
Thereafter	22.2
NOTE 12
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	2014	2013
Compensation and other employee-related benefits	$176.5	$178.5
Asbestos-related liability	106.6	85.1
Customer-related liabilities	41.3	55.6
Environmental and other legal matters	31.6	38.5
Accrued warranty costs	29.4	28.6
Accrued income taxes and other tax-related liabilities	28.0	29.8
Short-term loans and current maturities of long-term debt	1.5	39.8
Other accrued liabilities	50.9	44.0
Accrued and other current liabilities	$465.8	$499.9
Deferred income taxes and other tax-related accruals	$112.2	$116.2
Environmental liabilities	80.2	85.1
Compensation and other employee-related benefits	38.6	43.8
Other	38.5	32.7
Other non-current liabilities	$269.5	$277.8

NOTE 13
LEASES AND RENTALS
ITT leases certain offices, manufacturing buildings, land, machinery, automobiles, computers and other equipment. The majority of leases expire at various dates through 2027 and may include renewal and payment escalation clauses. ITT often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under operating leases were $18.7, $14.7 and $14.3 for 2014, 2013 and 2012, respectively. Future minimum operating lease payments under non-cancellable operating leases with an initial term in excess of one year as of December 31, 2014 are shown below.

2015	$20.4
2016	17.5
2017	14.2
2018	13.4
2019	11.4
2020 and thereafter	70.5
Total minimum lease payments	$147.4
NOTE 14
DEBT

	2014	2013
Commercial Paper	$—	$38.0
Current maturities of long-term debt	1.1	1.3
Current capital leases	0.4	0.5
Short-term loans and current maturities of long-term debt	1.5	39.8
Non-current maturities of long-term debt	6.0	7.6
Non-current capital leases	1.0	1.5
Long-term debt and capital leases	7.0	9.1
Total debt and capital leases	$8.5	$48.9
The fair value of long-term debt as of December 31, 2014 approximates the carrying value and carries an interest rate ranging from 4.20% to 5.25%. Principal plus interest payments will be within the range of $1 to $2 per year over the next five years. At December 31, 2014, assets of $1.1 were pledged as collateral.
At December 31, 2014, we had two interest rate swaps outstanding, with an aggregate notional amount of $3.3 and fair value of $0.5. The interest rate swaps convert floating-rate debt to a fixed rate. Changes in the fair value of the interest rate swaps are recorded in earnings as the interest rate swaps do not qualify for hedge accounting.
Revolving Credit Facility
On November 25, 2014, we entered into a competitive advance and revolving credit facility agreement (2014 Revolving Credit Agreement) with a consortium of third party lenders including JP Morgan Chase Bank, N.A., as administrative agent, and Citibank, N.A. as syndication agent. Upon its effectiveness, this agreement replaced our existing $500 four-year revolving credit facility due October 2015. The 2014 Revolving Credit Agreement provides for a five-year maturity with a one-year extension option upon satisfaction of certain conditions, and comprises an aggregate principal amount of up to $500 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, (ii) competitive advance borrowing option which will be provided on an uncommitted competitive advance basis through an auction mechanism (the competitive advances), and (iii) letters of credit in a face amount up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments in minimum amounts of $10. We are also permitted, subject to certain conditions, to request that lenders increase the commitments under the facility by up to $200 for a maximum aggregate principal amount of $700. Borrowings under the credit facility are available in U.S. dollars, Euro or Sterling.
At our election, the interest rate per annum applicable to the competitive advances will be obtained from bids in accordance with competitive auction procedures. At our election, interest rate per annum applicable to the revolving loans will be based on either (i) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin or (ii) a fluctuating rate of interest determined by reference to the greatest of

ITT CORPORATION AND SUBSIDIARIES

(a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1% or (c) the 1-month LIBOR rate, adjusted for statutory reserve requirements, plus 1%, in each case, plus an applicable margin. We had no amounts outstanding under the revolving credit facility as of December 31, 2014.
The credit facility contains customary affirmative and negative covenants that, among other things, will limit or restrict our ability to: incur additional debt or issue guarantees; create liens; enter into certain sale and lease-back transactions; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. Additionally, the 2014 Revolving Credit Agreement requires us not to permit the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (leverage ratio) to exceed 3.00 to 1.00 at any time, or the ratio of consolidated EBITDA to consolidated interest expense (interest coverage ratio) to be less than 3.00 to 1.00. At December 31, 2014, our interest coverage ratio and leverage ratio were within the prescribed thresholds. In the event of certain ratings downgrades, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the credit facility.
NOTE 15
POSTRETIREMENT BENEFIT PLANS
Defined Contribution Plans
Substantially all of ITT’s U.S. and certain international employees are eligible to participate in a defined contribution plan. ITT sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require us to match a percentage of the employee contributions up to certain limits. Company contributions charged to income amounted to $17.3, $15.3, and $13.5 for 2014, 2013 and 2012, respectively.
At the Distribution Date, the ITT Corporation Retirement Savings Plan for Salaried Employees was created, which increased Company contributions from a maximum of 3.5% of base pay to 6% or 7%, depending on age and years of service, of total eligible pay which includes base pay, overtime and qualified bonuses. This plan was renamed the ITT Corporation Retirement Savings Plan in 2014. Additionally, for five years subsequent to the Distribution Date, the Company will provide transition credits to certain employees up to 5% of eligible pay. During 2013, future defined contribution plan changes were approved increasing Company contributions for most U.S. hourly employees to a maximum of 6.0% or 7.0% of total eligible pay.
The ITT Stock Fund, an investment option under the ITT Corporation Retirement Savings Plan, is considered an employee stock ownership plan and, as a result, participants in the ITT Stock Fund may receive dividends in cash or may reinvest such dividends into the ITT Stock Fund. The ITT Stock Fund held approximately 0.2 shares of ITT common stock at December 31, 2014.
Defined Benefit Plans
ITT sponsors several defined benefit pension plans which have approximately 2,400 active participants; however, most of these plans have been closed to new participants for several years. As of December 31, 2014, of our total projected benefit obligation, the ITT Industrial Process Pension Plan represented 37%, the ITT Consolidated Hourly Pension Plan represented 38%, other U.S. plans represented 4% and international pension plans represented 21%. The U.S. plans are generally for hourly employees with a flat dollar benefit formula based on years of service. International plan benefits are primarily determined based on participant years of service, future compensation, and age at retirement or termination.
ITT also provides health care and life insurance benefits for eligible U.S. employees upon retirement. In some cases, the plan is still open to certain union employees, but for the majority of our businesses these plans are closed to new participants. The majority of the liability pertains to retirees with postretirement medical insurance.
During 2014, management approved changes to certain other employee-related defined benefit plans, reducing certain retiree medical benefits, resulting in a decrease to ITT's other employee-related defined benefit liability of $58.7. During 2013, management approved changes to certain of our defined benefit pension and postretirement plans, including the merging of plans and the elimination of future benefit accruals for plan participants as of December 31, 2013. These changes resulted in a decrease to ITT's net postretirement liability of $23.3 and a curtailment loss of $1.2.

ITT CORPORATION AND SUBSIDIARIES

Balance Sheet Information
Amounts recognized as assets or liabilities in the Consolidated Balance Sheets for postretirement benefit plans reflect the funded status. The following table provides a summary of the funded status of our postretirement benefit plans and the presentation of the funded status within our Consolidated Balance Sheet as of December 31, 2014 and 2013.

	2014			2013
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Fair value of plan assets	$273.9	$9.5	$283.4	$268.8	$9.2	$278.0
Projected benefit obligation	411.6	134.5	546.1	366.0	166.6	532.6
Funded status	$(137.7)	$(125.0)	$(262.7)	$(97.2)	$(157.4)	$(254.6)
Amounts reported within:
Non-current assets	$—	$—	$—	$1.9	$—	$1.9
Accrued liabilities	(4.4)	(8.6)	(13.0)	(4.8)	(8.4)	(13.2)
Non-current liabilities	(133.3)	(116.4)	(249.7)	(94.3)	(149.0)	(243.3)
A portion of our projected benefit obligation includes amounts that have not yet been recognized as expense in our results of operations. Such amounts are recorded within accumulated other comprehensive loss until they are amortized as a component of net periodic postretirement cost. The following table provides a summary of amounts recorded within accumulated other comprehensive loss at December 31, 2014 and 2013.

	2014			2013
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net actuarial loss	$169.1	$63.0	$232.1	$126.9	$39.4	$166.3
Prior service cost (benefit)	6.6	(74.2)	(67.6)	2.8	(22.2)	(19.4)
Total	$175.7	$(11.2)	$164.5	$129.7	$17.2	$146.9
The following table provides a rollforward of the projected benefit obligations for our U.S. and international pension plans and our other employee-related defined benefit plans for the years ended December 31, 2014 and 2013.

	2014				2013
	U.S.	Int’l	Other Benefits	Total	U.S.	Int’l	Other Benefits	Total
Change in benefit obligation
Benefit obligation – January 1	$281.2	$84.8	$166.6	$532.6	$303.6	$83.4	$213.0	$600.0
Service cost	3.2	1.6	1.5	6.3	4.9	1.7	2.9	9.5
Interest cost	13.1	2.4	7.4	22.9	12.1	2.5	8.3	22.9
Amendments	4.5	—	(58.7)	(54.2)	0.1	—	(19.0)	(18.9)
Actuarial (gain) loss	39.0	13.7	25.9	78.6	(22.9)	(1.8)	(30.4)	(55.1)
Benefits and expenses paid	(16.9)	(3.0)	(8.2)	(28.1)	(16.6)	(3.2)	(8.2)	(28.0)
Settlement	—	(1.6)	—	(1.6)	—	—	—	—
Foreign currency translation	—	(10.4)	—	(10.4)	—	2.2	—	2.2
Benefit obligation – December 31	$324.1	$87.5	$134.5	$546.1	$281.2	$84.8	$166.6	$532.6

ITT CORPORATION AND SUBSIDIARIES

The following table provides a rollforward of our U.S. and international pension plan and other employee-related defined benefit plan assets and the funded status as of and for the years ended December 31, 2014 and 2013.

	2014				2013
	U.S.	Int’l	Other Benefits	Total	U.S.	Int’l	Other Benefits	Total
Change in plan assets
Plan assets – January 1	$266.8	$2.0	$9.2	$278.0	$247.1	$2.0	$7.9	$257.0
Actual return on plan assets	22.1	0.1	0.3	22.5	35.4	0.1	1.3	36.8
Employer contributions	0.9	3.5	8.2	12.6	0.9	2.8	8.2	11.9
Benefits and expenses paid	(16.9)	(3.0)	(8.2)	(28.1)	(16.6)	(2.9)	(8.2)	(27.7)
Settlement	—	(1.6)	—	(1.6)	—	—	—	—
Plan assets – December 31	$272.9	$1.0	$9.5	$283.4	$266.8	$2.0	$9.2	$278.0
Funded status at end of year	$(51.2)	$(86.5)	$(125.0)	$(262.7)	$(14.4)	$(82.8)	$(157.4)	$(254.6)
The accumulated benefit obligation for all defined benefit pension plans was $408.3 and $363.0 at December 31, 2014 and 2013, respectively. The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets.

	2014	2013
Projected benefit obligation	$411.6	$237.7
Accumulated benefit obligation	408.3	234.6
Fair value of plan assets	273.9	138.6
Income Statement Information
The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss for each of the years ended December 31, 2014, 2013 and 2012 as they pertain to our defined benefit pension plans.

	2014			2013			2012
	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Net periodic postretirement cost
Service cost	$3.2	$1.6	$4.8	$4.9	$1.7	$6.6	$4.8	$1.0	$5.8
Interest cost	13.1	2.4	15.5	12.1	2.5	14.6	12.9	2.5	15.4
Expected return on plan assets	(20.0)	(0.1)	(20.1)	(19.5)	(0.1)	(19.6)	(18.2)	(0.1)	(18.3)
Amortization of net actuarial loss (gain)	5.8	0.4	6.2	8.3	0.6	8.9	6.5	(0.2)	6.3
Amortization of prior service cost	0.6	—	0.6	0.8	—	0.8	0.9	—	0.9
Net periodic postretirement cost	2.7	4.3	7.0	6.6	4.7	11.3	6.9	3.2	10.1
Effect of curtailment / Special termination benefit	—	0.4	0.4	1.2	—	1.2	—	—	—
Total net periodic postretirement cost	2.7	4.7	7.4	7.8	4.7	12.5	6.9	3.2	10.1
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net actuarial (gain) loss	37.0	13.7	50.7	(40.0)	(1.8)	(41.8)	19.8	14.8	34.6
Prior service cost	4.5	—	4.5	—	—	—	—	—	—
Amortization of net actuarial (loss) gain	(5.8)	(0.9)	(6.7)	(8.3)	(0.6)	(8.9)	(6.5)	0.2	(6.3)
Amortization of prior service cost	(0.6)	—	(0.6)	(0.8)	—	(0.8)	(0.9)	—	(0.9)
Foreign currency translation	—	(1.8)	(1.8)	—	0.5	0.5	—	0.4	0.4
Total change recognized in other comprehensive loss	35.1	11.0	46.1	(49.1)	(1.9)	(51.0)	12.4	15.4	27.8
Total impact from net periodic postretirement cost and changes in other comprehensive loss	$37.8	$15.7	$53.5	$(41.3)	$2.8	$(38.5)	$19.3	$18.6	$37.9

ITT CORPORATION AND SUBSIDIARIES

The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss for each of the years ended December 31, 2014, 2013 and 2012 as they pertain to other employee-related defined benefit plans.

	2014	2013	2012
Net periodic postretirement cost
Service cost	$1.5	$2.9	$2.5
Interest cost	7.4	8.3	9.5
Expected return on plan assets	(0.7)	(0.6)	(0.5)
Amortization of net actuarial loss	2.7	4.3	4.6
Amortization of prior service credit	(6.6)	(0.4)	(0.1)
Total net periodic postretirement cost	4.3	14.5	16.0
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net actuarial (gain) loss	26.3	(31.1)	22.1
Prior service credit	(58.7)	(19.0)	(3.1)
Amortization of net actuarial loss	(2.7)	(4.3)	(4.6)
Amortization of prior service credit	6.6	0.4	0.1
Total changes recognized in other comprehensive loss	(28.5)	(54.0)	14.5
Total impact from net periodic postretirement cost and changes in other comprehensive loss	$(24.2)	$(39.5)	$30.5
The following table provides the estimated net actuarial loss and prior service cost that is expected to be amortized from accumulated other comprehensive income into net periodic postretirement cost during 2015.

	Pension	Other Benefits	Total
Net actuarial loss	$8.7	$4.4	$13.1
Prior service cost (credit)	1.0	(11.0)	(10.0)
Total	$9.7	$(6.6)	$3.1
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
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic postretirement cost, as they pertain to our U.S. and non-U.S. defined benefit pension plans and other employee-related defined benefit plans.

	2014			2013
	U.S.	Int’l	Other Benefits	U.S.	Int’l	Other Benefits
Obligation Assumptions:
Discount rate	4.0%	1.9%	3.8%	4.8%	3.2%	4.7%
Rate of future compensation increase	N/A	3.3%	N/A	N/A	3.4%	N/A
Cost Assumptions:
Discount rate	4.8%	3.2%	4.7%	4.1%	3.1%	4.1%
Expected return on plan assets	8.0%	4.7%	8.0%	8.0%	4.7%	8.0%
The assumed discount rates reflect our expectation of the present value of expected future cash payments for benefits at the measurement date. We base the discount rate assumption on investment yields of high-quality fixed income securities at the measurement date during the expected benefits payment period. The discount rates were

ITT CORPORATION AND SUBSIDIARIES

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
The expected long-term rate of return on assets reflects the expected returns for each major asset class in which the plans invest, the weight of each asset class in the target mix, the correlations among asset classes, and their expected volatilities. Our expected return on plan assets is estimated by evaluating both historical returns and estimates of future returns based on our target asset allocation. Specifically, we estimate future returns based on independent estimates of asset class returns weighted by the target investment allocation.
The chart below shows actual returns compared to the expected long-term returns for our postretirement plans that were utilized in the calculation of the net periodic postretirement cost for each respective year.

	2014	2013	2012
Expected rate of return on plan assets	8.0%	8.0%	8.0%
Actual rate of return on plan assets	8.6%	14.2%	11.1%
For the recognition of net periodic postretirement cost, the calculation of the expected return on plan assets is generally derived using a market-related value of plan assets based on average asset values at the measurement date over the last five years. The use of fair value, rather than a market-related value, of plan assets could materially affect net periodic postretirement cost.
During 2014, the Company adopted a revised mortality table, to reflect improved mortality, which increased the Company’s projected benefit obligation by approximately $19 for its US pension and other employee related benefit plans.
The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 8.0% for pre-age 65 retirees and 6.3% for post-age 65 retirees for 2015, decreasing ratably to 4.5% in 2021. Increasing the health care trend rates by one percent per year would have the effect of increasing the benefit obligation by $5.5 and the aggregate annual service and interest cost components by $0.5. A decrease of one percent in the health care trend rate would reduce the benefit obligation by $4.7 and the aggregate annual service and interest cost components by $0.4. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future working life or life expectancy of the plan participants.
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
The following table provides the allocation of plan assets held in the master investment trust by asset category, as of December 31, 2014 and 2013, and the related targeted asset allocation ranges by asset category.

	2014	2013	Target Allocation Range
U.S. equities	36%	37%	30-40%
International equities	29%	30%	20-40%
Fixed income	35%	32%	25-45%
Cash and other	—%	1%	0-5%

ITT CORPORATION AND SUBSIDIARIES

The strategies and allocations of plan assets outside of the U.S. are managed locally and may differ significantly from those in the U.S. In general and as of December 31, 2014, non-U.S. plan assets of approximately $1.0 are managed closely to their strategic allocations.
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
The following is a description of the valuation methodologies and inputs used to measure fair value for major categories of investments.

•	Equities – Open ended mutual funds, collective trusts and commingled funds are measured at NAV. These funds are classified within either Level 1 or 2 of the fair value hierarchy.

•
Fixed income – U.S. government securities are generally valued using quoted prices of securities with similar characteristics. Corporate bonds and notes are generally valued by using pricing models (e.g., discounted cash flows), quoted prices of securities with similar characteristics or broker quotes. Fixed income securities are classified in Level 1 or 2 of the fair value hierarchy.

The following table provides the fair value of plan assets held by our postretirement benefit plans, at December 31, 2014 and 2013, by asset class.

	Pension		Other Benefits
2014	Total	Level 2	Total	Level 1
Equities:
U.S.	$97.6	$97.6	$2.8	$2.8
International	53.0	53.0	1.9	1.9
Emerging Markets	24.9	24.9	0.9	0.9
Fixed income	97.1	97.1	2.8	2.8
Cash and other	1.3	1.3	1.1	1.1
Total	$273.9	$273.9	$9.5	$9.5

	Pension		Other Benefits
2013	Total	Level 2	Total	Level 3
Equities:
U.S.	$98.2	$98.2	$—	$—
International	56.6	56.6	—	—
Emerging Markets	25.5	25.5	—	—
Fixed income(a)	85.0	85.0	9.2	9.2
Cash and other	3.5	3.5	—	—
Total	$268.8	$268.8	$9.2	$9.2

(a)
Other employee benefit plan assets as of December 31, 2013 included an investment in a structured security valued using broker quotes and classified within Level 3 of the fair value hierarchy due to the significance of unobservable inputs involved in the broker quote. This Level 3 investment was liquidated during 2014 and the proceeds were invested in Level 1 securities.

ITT CORPORATION AND SUBSIDIARIES

Contributions
While we make contributions to our postretirement benefit plans when considered necessary or advantageous to do so, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. Funding requirements under IRS rules are a major consideration in making contributions to our post-retirement plans. In addition, we fund certain of our international pension plans in countries where funding is allowable and tax-efficient. During 2014 and 2013, we contributed $4.4 and $3.7 to our global pension plans, respectively. We anticipate making contributions to our global pension plans of $5.0 during 2015.
We contributed $8.2 to our other employee-related defined benefit plans during both 2014 and 2013. We currently estimate that the 2015 contributions to our other employee-related defined benefit plans will be approximately $11.0.
Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our pension and other employee-related benefit plans.

	U.S. Pension	Int’l Pension	Other Benefits
2015	$17.0	$3.7	$10.6
2016	17.6	3.6	10.3
2017	18.0	3.5	10.2
2018	18.4	3.7	10.0
2019	18.9	3.6	9.8
2020 – 2024	98.5	19.1	43.1
NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
The 2011 Omnibus Incentive Plan (2011 Incentive Plan) was approved by shareholders and established in May of 2011 to provide for the awarding of options on common shares and full value restricted common shares or units to employees and non-employee directors. The number of shares initially available for issuance to participants under the 2011 Incentive Plan was 4.6. The 2011 Incentive Plan replaced the ITT Amended and Restated 2003 Equity Incentive Plan (2003 Incentive Plan) on a prospective basis and no future grants will be made under the 2003 Incentive Plan. However, any shares remaining available for issuance under the 2003 Incentive Plan became available for grant under the 2011 Incentive Plan as of the date the 2011 Incentive Plan was approved by shareholders. In connection with the Distribution, and per the terms of the 2011 Incentive Plan, an equitable adjustment which preserved the intrinsic value of the awards after giving effect to the distribution of Exelis and Xylem was made (referred to as the Equitable Adjustment). As of December 31, 2014, 39.9 shares were available for future grants under the 2011 Incentive Plan. ITT makes shares available for the exercise of stock options or vesting of restricted shares or units by purchasing shares in the open market or by issuing shares from treasury stock.
Prior to 2013, our long-term incentive plan (LTIP) was comprised of three components: non-qualified stock options (NQOs), restricted stock units (RSUs), and a Total Shareholder Return (TSR) award. The majority of RSUs settle in shares; however RSUs granted to international employees are settled in cash. We account for NQOs and equity settled RSUs as equity-based compensation awards while cash-settled TSR awards granted prior to 2013 and cash settled RSUs are accounted for as liability-based awards. Beginning in 2013, we replaced the TSR component of our LTIP with a Performance Unit award component. Performance Unit (PSU) awards are based on both a relative total shareholder return metric as well as an ROIC metric, equally weighted, providing a balance between relative and absolute long-term performance. The PSU awards will settle in shares, dependent upon performance, following a three-year performance period to further align payouts with stock price performance. The PSU awards are accounted for as two distinct awards, an ROIC award and a TSR award. We account for NQOs, RSUs, ROIC awards, and share-settled TSR awards granted after 2012 as equity-based compensation awards.

ITT CORPORATION AND SUBSIDIARIES

Long-term incentive employee compensation costs are primarily recorded within general and administrative expenses, and are reduced by an estimated forfeiture rate. These costs impacted our consolidated results of operations as follows:

	2014	2013	2012
Share-based compensation expense, equity-based awards	$14.0	$13.3	$12.9
Share-based compensation expense, liability-based awards	3.1	3.8	1.9
Total share-based compensation expense in operating income	$17.1	$17.1	$14.8
At December 31, 2014, there was $18.5 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 1.9 years. Additionally, unrecognized compensation cost related to liability-based awards was $2.3, which is expected to be recognized ratably over a weighted-average period of 1.8 years.
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
A summary of the status of our NQOs as of December 31, 2014, 2013 and 2012 and changes during the years then ended is presented below.

	2014		2013		2012
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding – January 1	2.7	$20.46	4.3	$18.46	8.0	$16.70
Granted	0.2	43.52	0.4	26.82	0.4	22.80
Exercised	(0.8)	17.67	(1.9)	17.37	(3.8)	15.35
Cancelled or expired	(0.2)	24.46	(0.1)	16.15	(0.3)	17.21
Outstanding – December 31	1.9	$24.20	2.7	$20.46	4.3	$18.46
Options exercisable – December 31	1.1	$20.26	1.5	$18.34	2.9	$17.10
The aggregate intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2014, 2013 and 2012 was $22.5, $26.3 and $24.7, respectively.
The amount of cash received from the exercise of stock options was $15.1, $34.8 and $58.0 for 2014, 2013 and 2012, respectively. The income tax benefit realized during 2014, 2013 and 2012 associated with stock option exercises and lapses of restricted stock was $15.1, $13.4 and $11.0, respectively. We classify the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock lapses as a financing activity. Excess tax benefits arising from stock option exercises and restricted stock lapses were $10.4, $8.7 and $6.4 for 2014, 2013 and 2012, respectively.

ITT CORPORATION AND SUBSIDIARIES

The following table summarizes information about ITT’s stock options at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$12.39	0.1	1.2	$2.3	0.1	1.2	$2.3
$19.82	0.1	0.2	1.0	0.1	0.2	1.0
$19.97	0.1	5.2	3.3	0.1	5.2	3.3
$20.28	0.5	6.9	9.5	0.5	6.9	9.5
$21.53	0.3	6.2	4.9	0.2	6.2	4.9
$22.80	0.3	7.2	5.9	0.1	7.2	1.0
$26.76	0.3	8.2	4.1	—	—	—
$43.52	0.2	9.2	—	—	—	—
	1.9	6.7	$31.0	1.1	5.8	$22.0
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on ITT’s closing stock price of $40.46 as of December 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. There was 0.2 options “out-of-the-money” as of December 31, 2014.
As of December 31, 2014, the total number of stock options expected to vest (including those that have already vested) was 1.8. These stock options have a weighted-average exercise price of $23.94, an aggregate intrinsic value of $30.7 and a weighted-average remaining contractual life of 6.7 years.
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2014, 2013 and 2012:

	2014	2013	2012
Dividend yield	1.0%	1.5%	1.6%
Expected volatility	29.6%	29.9%	34.1%
Expected life (in years)	5.8	6.4	6.9
Risk-free rates	1.8%	1.1%	1.4%
Weighted-average grant date fair value	$11.93	$6.62	$6.71
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
The fair value of the ROIC awards was based on the closing price of ITT common stock on the date of grant less the present value of expected dividend payments during the vesting period. A dividend yield of 1.00% was assumed based on ITT's annualized dividend payment of $0.44 per share and the March 4, 2014 closing stock price of $43.52. The fair value of the ROIC award is fixed on the grant date; however, a probability assessment is performed each

ITT CORPORATION AND SUBSIDIARIES

reporting period to estimate the likelihood of achieving the ROIC targets and the amount of compensation to be recognized. The ROIC award payout is subject to a payout factor which includes a maximum and minimum payout.
The fair value of the TSR award was measured using a Monte Carlo simulation on the date of grant, measuring potential total shareholder return for ITT relative to the other companies in the S&P 400 Capital Goods Index (the TSR Performance Group). The expected volatility of ITT's stock price was based on the historical volatility of a peer group while expected volatility for the other companies in the TSR Performance Group was based on their own stock price history. All volatility and correlation measures were based on three years of daily historical price data through March 4, 2014, corresponding to the three-year performance period of the award. The TSR award payout is subject to a multiplier which includes a maximum and minimum payout. As the grant date occurs after the beginning of the performance period, actual TSR performance between the beginning of the performance period (December average closing stock price) and the grant date was reflected in the valuation. A dividend yield of 1.00% was assumed based on ITT's annualized dividend payment of $0.44 per share and the March 4, 2014 closing stock price of $43.52
The table below provides a rollforward of outstanding RSUs, PSUs, and RSAs for each of the years ended December 31, 2014, 2013 and 2012.

	2014		2013		2012
Restricted Stock and Performance Units	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding – January 1	1.3	$24.17	1.2	$21.06	1.4	$18.55
Granted	0.4	43.88	0.6	28.16	0.4	22.56
Lapsed	(0.5)	21.62	(0.4)	20.25	(0.5)	15.21
Canceled	(0.1)	27.33	(0.1)	22.68	(0.1)	20.58
Outstanding – December 31	1.1	$31.70	1.3	$24.17	1.2	$21.06
The table below provides the number of the outstanding equity settled RSUs, ROIC awards, TSR awards, and cash settled RSUs as of December 31, 2014, 2013 and 2012.

	2014	2013	2012
Equity settled RSUs (a)	0.7	1.0	1.1
Cash settled RSUs	0.1	0.1	0.1
TSR Awards	0.2	0.1	—
ROIC Awards	0.1	0.1	—

(a)	Included in the 2012 equity settled RSU's are 0.2 of Restricted Stock Awards that vested and were issued during March of 2013.
As of December 31, 2014, the total number of RSUs and PSUs expected to vest was 0.7 and 0.3, respectively. The number of PSUs expected to vest is based on current performance estimates.
Total Shareholder Return Awards
Prior to 2013, our LTIP included a performance-based, cash-settled TSR incentive program. TSR awards granted under this program were accounted for as liability-based awards. The fair value of outstanding awards on December 31, 2014 of $5.4 was determined at the conclusion of the three-year performance period by measuring ITT’s total shareholder return percentage against the total shareholder return performance of other stocks generally comprising the S&P 400 Capital Goods Index and is expected to be paid in the first quarter of 2015. In addition, throughout the vesting period, we remeasured the fair value of the TSR awards at the end of each reporting period using the actual total shareholder return data through the measurement date and utilized a Monte Carlo simulation to project the potential future returns for any remaining period. No payments were made during either 2014, 2013, or 2012 under the TSR award program.

ITT CORPORATION AND SUBSIDIARIES

NOTE 17
CAPITAL STOCK
ITT has authority to issue an aggregate of 300 shares of capital stock, of which 250 shares have been designated as Common Stock having a par value of $1 per share and 50 shares have been designated as Preferred Stock not having any par or stated value. There was no Preferred Stock outstanding as of December 31, 2014 and 2013.
The stockholders of ITT common stock are entitled to receive dividends when and as declared by ITT’s Board of Directors. Dividends are paid quarterly. Dividends declared were $0.44, $0.40 and $0.364 per common share in 2014, 2013, and 2012, respectively.
On October 27, 2006, a three-year $1 billion share repurchase program (2006 Share Repurchase Program) was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. During 2014 and 2013, we repurchased 1.1 and 3.1 shares of common stock for $50.0 and $85.2, respectively. Through December 2014, we had repurchased 16.4 shares for $679.3, including commissions, under the $1 billion share repurchase program.
Separate from the 2006 Share Repurchase Program, the Company repurchased 0.2 shares, 0.1 shares, and 0.1 shares for an aggregate price of $10.2, $2.7, and $3.4, during 2014, 2013 and 2012, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.
We make shares available for the exercise of stock options and vesting of restricted stock by purchasing shares in the open market or by issuing shares from treasury stock. During 2014, 2013, and 2012, we issued 1.4 shares, 2.3 shares, and 4.0 shares, respectively, related to equity compensation arrangements. As of December 31, 2014 and 2013, 13.3 shares and 13.0 shares of Common Stock were held in our treasury account, respectively.
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
Asbestos Matters
ITT, including its subsidiary Goulds Pumps, Inc., has been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by us or our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of December 31, 2014, there were 49 thousand pending active claims against ITT, including Goulds Pumps, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

(in thousands)	2014	2013	2012
Pending claims – Beginning	79	96	105
New claims	4	5	4
Settlements	(2)	(3)	(1)
Dismissals(a)	(19)	(19)	(12)
Pending claims – Ending	62	79	96
Pending inactive claims(a)	13	13	29
Pending active claims	49	66	67

(a)
Dismissals reported in the table above include the dismissal of approximately 16 thousand claims in 2013 and 12 thousand in 2012, which were considered pending inactive claims. There were no inactive claims dismissed during 2014. Inactive claims represent pending claims in Mississippi filed in 2004 or prior, which have been excluded from our asbestos measurement because the plaintiffs cannot demonstrate a significant compensable loss. As such, management believes these claims have little to no value.

ITT CORPORATION AND SUBSIDIARIES

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
Estimating the Liability and Related Asset
The Company records an asbestos liability, including legal fees, for costs estimated to be incurred to resolve all pending claims, as well as unasserted claims estimated to be filed against the Company over the next ten years. The asbestos liability has not been discounted to present value due to an inability to reliably forecast the timing of future cash flows. The methodology used to estimate our asbestos liability for pending claims and claims estimated to be filed over the next 10 years relies on and includes the following:

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
The Company retains a consulting firm to assist management in estimating the potential liability for pending asbestos claims and for claims estimated to be filed over the next 10 years based on the methodology described above. Our methodology determines a point estimate based on our assessment of the value of each underlying assumption, rather than a range of reasonably possible outcomes. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key assumptions discussed above, additional uncertainty related to asbestos claims and estimated costs arises from the long latency period prior to the manifestation of an asbestos-related disease, changes in available medical treatments and changes in medical costs, changes in plaintiff behavior resulting from bankruptcies of other companies that are or could be co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes. At December 31, 2014, approximately 30% of the recorded

ITT CORPORATION AND SUBSIDIARIES

asbestos liability relates to pending claims, with the remainder relating to claims estimated to be filed over the next 10 years.
We record a corresponding undiscounted asbestos-related asset that represents our best estimate of probable recoveries from our insurers for the estimated asbestos liabilities. In developing this estimate, the Company considers coverage-in-place and other agreements with its insurers, as well as a number of additional factors. These additional factors reviewed include the financial viability of our insurance carriers and any related solvency issues, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, the extent to which settlement and defense costs will be reimbursed by the insurance policies and interpretation of the various policy and contract terms and limits and their interrelationships, and various judicial determinations relevant to our insurance programs. The timing and amount of reimbursements will vary due to a time lag between when ITT pays an amount to defend or settle a claim and when a reimbursement is received from an insurer, differing policy terms and certain gaps in our insurance coverage as a result of uninsured periods, insurer insolvencies, and prior insurance settlements. Approximately 84% of our estimated receivables are due from insurers that had credit ratings of A- or better from A.M. Best as of December 31, 2014.
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
The Company has negotiated with certain of its insurers to reimburse the Company for a portion of its indemnity and defense costs through “coverage-in-place” agreements or policy buyout agreements. The agreements are designed to facilitate the collection of ITT’s insurance portfolio, to mitigate issues that insurers may raise regarding their responsibility to respond to claims, and to promote an orderly exhaustion of the policies. As of December 31, 2014, approximately 55% of our asbestos-related assets were related to coverage-in-place agreements and buyout agreements with insurers.
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

ITT CORPORATION AND SUBSIDIARIES

Settlement Agreements
During 2014, ITT executed a final settlement agreement (the 2014 Settlement) with an insurer to settle responsibility for multiple insurance claims, resulting in a one-time lump sum payment to the Qualified Settlement Fund (QSF) of $2.2 in 2015. During 2013, ITT executed a final settlement agreement (the 2013 Settlement) with an insurer to settle responsibility for multiple categories of insured claims, including pending and future product liability claims. Under the terms of the 2013 Settlement, the insurer agreed to a specified series of payments over the course of the next five years, resulting in a one-time benefit of $31.0. In 2012, we executed an agreement (the 2012 Settlement) with the entity (the counterparty) that acquired a business disposed by ITT in 1986. The 2012 Settlement accelerated the cost sharing provisions of a previous agreement with the counterparty. Under the terms of the 2012 Settlement, the counterparty assumed full responsibility for all pending and future asbestos-related claims filed against the disposed business, whether they were served on ITT or the counterparty. ITT also agreed that certain insurance rights will remain with the pending and future claims filed against the disposed business, benefiting the counterparty. Income from continuing operations reflects a benefit of $5.8 from the 2012 Settlement, while income from discontinued operations reflects a benefit of $5.6 from the 2012 Settlement.
Income Statement Charges
The table below summarizes the total net asbestos charge for the years ended December 31, 2014, 2013, and 2012.

	2014	2013	2012
Continuing operations:
Asbestos provision	$64.9	$63.3	$53.8
Asbestos remeasurement, net	(58.8)	0.5	2.9
Settlement Agreement	(2.2)	(31.0)	(5.8)
Net asbestos charge - continuing operations	3.9	32.8	50.9
Discontinued Operations:
Asbestos provision	—	—	0.5
Settlement Agreement	—	—	(5.6)
Net asbestos charge - discontinued operations	—	—	(5.1)
Total net asbestos charge	$3.9	$32.8	$45.8
Changes in Financial Position
The following table provides a rollforward of the estimated asbestos liability and related assets for the years ended December 31, 2014 and 2013.

	2014			2013
	Liability	Asset	Net	Liability	Asset	Net
Balance as of January 1	$1,264.7	$517.8	$746.9	$1,347.4	$607.9	$739.5
Changes in estimate	32.4	26.3	6.1	11.4	(52.4)	63.8
Settlement Agreement	—	2.2	(2.2)	—	31.0	(31.0)
Net cash activity and other	(73.9)	(69.9)	(4.0)	(94.1)	(68.7)	(25.4)
Balance as of December 31	$1,223.2	$476.4	$746.8	$1,264.7	$517.8	$746.9
Current portion	106.6	102.4		85.1	84.5
Noncurrent portion	1,116.6	374.0		1,179.6	433.3

ITT CORPORATION AND SUBSIDIARIES

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
The following table provides a rollforward of the estimated environmental liability and related assets for the years ended December 31, 2014 and 2013.

	2014			2013
	Liability	Asset	Net	Liability	Asset	Net
Balance as of January 1	$94.6	$11.7	$82.9	$96.1	$12.3	$83.8
Changes in estimates for pre-existing accruals:
Pre-existing accrual additions(a)	11.2	(3.7)	14.9	14.4	(0.1)	14.5
Pre-existing accrual reversals	(2.9)	—	(2.9)	(4.4)	—	(4.4)
Accruals added during the period for new matters	0.1	—	0.1	0.5	—	0.5
Net cash activity	(12.6)	(0.3)	(12.3)	(12.1)	(0.5)	(11.6)
Foreign currency	(0.5)	—	(0.5)	0.1	—	0.1
Balance as of December 31	$89.9	$7.7	$82.2	$94.6	$11.7	$82.9

(a)
Changes in estimates for pre-existing accruals includes environmental-related costs of $2.7 and $1.5 reported within results of discontinued operations for the years ended December 31, 2014 and 2013, respectively.

The following table illustrates the reasonably possible high range of estimated liability, and number of active sites for environmental matters.

	2014	2013
High end range	$160.3	$168.0
Number of active environmental investigation and remediation sites	54	60
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
NOTE 19
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

ITT CORPORATION AND SUBSIDIARIES

law or as a result of the terms of the agreement. We do not have a liability recorded for these indemnifications and are not aware of any claims or other information that would give rise to material payments under such indemnities.
Guarantees
We have $182.4 of guarantees, letters of credit and similar arrangements outstanding at December 31, 2014, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2014 as the likelihood of nonperformance by ITT is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our financial statements on a consolidated basis.
Warranties
ITT warrants numerous products, the terms of which vary widely. In general, ITT warrants its products against defect and specific non-performance. In certain markets, such as automotive, aerospace and rail, liability for product defects could extend beyond the selling price of the product and could be significant if the defect interrupts production or results in a recall. The table included below provides changes in the product warranty accrual for December 31, 2014 and 2013.

	2014	2013
Warranty accrual – January 1	$28.6	$28.6
Warranty expense	14.7	8.6
Payments	(12.2)	(8.1)
Foreign currency and other	(1.7)	(0.5)
Warranty accrual – December 31	$29.4	$28.6
NOTE 20
DISCONTINUED OPERATIONS
Results from discontinued operations reflect a loss of $3.9 for the year ended December 31, 2014, primarily related to a settlement payment to a former ITT entity. Results from discontinued operations reflect income of $0.8 for the year ended December 31, 2013, primarily related to a reversal of warranty reserves and legal-related contingencies associated with previously disposed businesses, partially offset by a net loss of $1.3 related settlement of legacy receivables and payables with a former ITT entity.
During 2012, the Company completed the sale of its shape cutting product lines, including the Kaliburn and Burny brands as well as the web tension control products and custom engineered systems sold under the Cleveland Motion Controls brand (collectively referred to herein as the Shape Cutting Businesses). The sale was completed on November 13, 2012, resulting in net proceeds from the sale of $38.4 which is included in investing activities on our Consolidated Statement of Cash Flows. Subsequent to this divestiture, we do not have any significant continuing involvement in the operations of these businesses, nor do we expect significant continuing cash flows. Accordingly, the results of operations of the Shape Cutting Businesses are reported as a discontinued operation for 2012.
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

NOTE 21
ACQUISITIONS
On November 28, 2012, we acquired all issued and outstanding stock of the privately held Joh. Heinr. Bornemann GmbH (Bornemann) for a final purchase price of $192.5, net of cash acquired. Bornemann, a supplier and servicer of multiphase pumping systems serving the global oil and gas, industrial, food and pharmaceutical markets, has more than 550 employees globally and is reported within the Industrial Process segment. The acquisition was funded with cash on hand. The final allocation of the purchase price, presented below, is based on the fair value of assets acquired, liabilities assumed and noncontrolling interests in Bornemann as of November 28, 2012.

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
Our financial statements include the results of operations and cash flows from the Bornemann acquisition prospectively from the acquisition date. Pro forma results of operations have not been presented because the acquisition was not deemed material at the acquisition date.

ITT CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL DATA
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2014 Quarters				2013 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenue	$660.0	$657.1	$663.0	$674.5	$645.5	$634.0	$609.2	$608.2
Gross profit	216.9	219.9	214.8	214.8	208.6	202.9	197.8	190.5
Income from continuing operations attributable to ITT Corporation(a)	33.4	80.6	41.2	33.2	10.9	433.0	24.7	19.1
Income (loss) from discontinued operations	0.3	(0.3)	(2.9)	(1.0)	0.3	(2.3)	1.1	1.7
Net income attributable to ITT Corporation(a)	33.7	80.3	38.3	32.2	11.2	430.7	25.8	20.8
Basic earnings (loss) per share attributable to ITT Corporation:
Continuing operations	$0.37	$0.88	$0.45	$0.36	$0.12	$4.79	$0.27	$0.21
Discontinued operations	—	—	(0.03)	(0.01)	—	(0.03)	0.02	0.02
Net income	$0.37	$0.88	$0.42	$0.35	$0.12	$4.76	$0.29	$0.23
Diluted earnings (loss) per share attributable to ITT Corporation:
Continuing operations	$0.36	$0.87	$0.44	$0.36	$0.12	$4.71	$0.27	$0.21
Discontinued operations	—	(0.01)	(0.03)	(0.01)	—	(0.02)	0.01	0.02
Net income	$0.36	$0.86	$0.41	$0.35	$0.12	$4.69	$0.28	$0.23
Common stock price per share:
High	$45.34	$49.42	$48.24	$44.87	$43.66	$36.51	$30.93	$29.38
Low	$36.74	$44.93	$41.48	$37.87	$35.06	$29.11	$25.94	$23.83
Close	$40.46	$44.94	$48.10	$42.76	$43.42	$35.95	$29.41	$28.43
Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.10	$0.10	$0.10	$0.10

(a)	During the third quarter of 2013, the Company released the valuation allowance against its U.S. deferred tax assets and recorded a tax benefit of $374.6.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Corporation (Registrant)
By:	/S/ STEVEN C. GIULIANO
Steven C. Giuliano Vice President and Chief Accounting Officer (Principal accounting officer)
February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ DENISE L. RAMOS	Chief Executive Officer, President and Director	February 20, 2015
Denise L. Ramos (Principal executive officer)

/S/ THOMAS M. SCALERA	Senior Vice President and Chief Financial Officer	February 20, 2015
Thomas M. Scalera (Principal financial officer)

/S/ STEVEN C. GIULIANO	Vice President and Chief Accounting Officer	February 20, 2015
Steven C. Giuliano (Principal accounting officer)

/S/ ORLANDO D. ASHFORD	Director	February 20, 2015
Orlando D. Ashford

/S/ G. PETER D’ALOIA	Director	February 20, 2015
G. Peter D’Aloia

/S/ DONALD DEFOSSET, JR.	Director	February 20, 2015
Donald DeFosset, Jr.

/S/ CHRISTINA A. GOLD	Director	February 20, 2015
Christina A. Gold

/S/ RICHARD P. LAVIN	Director	February 20, 2015
Richard P. Lavin

/S/ FRANK T. MACINNIS	Director	February 20, 2015
Frank T. MacInnis

/S/ REBECCA A. MCDONALD	Director	February 20, 2015
Rebecca A. McDonald

EXHIBIT INDEX

Exhibit Number	Description	Location

3.1	ITT Corporation’s Articles of Amendment and Restated Articles of Incorporation, effective as of October 31, 2011	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 10-K for the year ended December 31, 2013 (File No. 001-05672).

3.2	Amended and Restated By-laws of ITT	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated October 5, 2011 (File No. 001-05672).

10.1	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-05672).

10.2	Benefits and Compensation Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.2 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-05672).

10.3	First Amendment to Benefits and Compensation Matters Agreement	Incorporated by reference as Exhibit 10.1 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2013

10.4	Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.3 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-05672).

10.5	Master Transition Services Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.4 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-05672).

10.6	ITT Transitional Trademark License Agreement - Exelis, dated as of October 25, 2011, between ITT Manufacturing Enterprises LLC and Exelis Inc.	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-05672).

10.7	Master Lease Agreement and Master Sublease Agreement, dated as of October 25, 2011 and September 30, 2011, respectively	Incorporated by reference to Exhibit 10.6 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-05672).

10.8	Five Year Competitive Advance and Revolving Credit Facility Agreement, dated as of November 25, 2014 among ITT Corporation and Other Parties Signatory Thereto	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 8-K dated November 25, 2014 (File No. 001-05672).

10.9*	ITT Corporation Retirement Savings Plan for Salaried Employees (effective October 31, 2011)	Incorporated by reference to Exhibit 4.4 of ITT Corporation’s Registration Statement on Form S-8 as filed on October 28, 2011 (File No. 001-05672).

10.10*	ITT Corporation Senior Executive Change in Control Severance Pay Plan amended and restated as of January 1, 2015 (formerly known as the ITT Corporation Special Senior Executive Severance Pay Plan)	Filed herewith.

10.11*
ITT Corporation Senior Executive Severance Pay Plan amended and restated effective as of January 1, 2015 (formerly known as the ITT Industries, Inc. Senior Executive Severance Pay Plan, dated December 20, 1995, amended and restated as of December 31, 2008 and July 1, 2013)
Filed herewith.

10.12*	ITT Corporation Change in Control Severance Plan amended and restated as of January 1, 2015 (formerly known as ITT Corporation Enhanced Severance Pay Plan (amended and restated as of July 13, 2004).	Filed herewith.

10.13*	ITT Deferred Compensation Plan (Effective as of January 1, 1995 as amended and restated as of October 31, 2011)	Incorporated by reference to Exhibit 4.5 of ITT Corporation’s Registration Statement on Form S-8 as filed on October 28, 2011 (File No. 001-05672).

Exhibit Number	Description	Location
10.14*	ITT Corporation Deferred Compensation Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.48 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (File No. 001-05672).

10.15*	ITT Excess Savings Plan amended and restated effective December 31, 2008	Incorporated by reference to Exhibit 10.17 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (File No. 001-05672).

10.16*	Non-Employee Director Compensation Summary	Filed herewith.

10.17*	2011 Omnibus Incentive Plan	Incorporated by reference to Exhibit 4.3 of ITT Corporation’s Registration Statement on Form S-8 as filed on October 28, 2011 (File No. 001-05672).

10.18*	ITT Corporation Annual Incentive Plan for Executive Officers, amended and restated as of January 1, 2013	Incorporated by reference to Exhibit 10.2 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2013 (File No. 001-05672).

10.19*	ITT 1997 Annual Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.13 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (File No. 001-05672).

10.20*
ITT 2003 Equity Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) and previously known as ITT Industries, Inc. 2003 Equity Incentive Plan
Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-05672).

10.21*	ITT Corporation Form of 2014 Performance Unit Award Agreement	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2014 (File No. 001-05672).

10.22*	ITT Corporation Form of 2014 Non-Qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.2 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2014 (File No. 001-05672).

10.23*	ITT Corporation Form of 2014 Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.3 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2014 (File No. 001-05672).

10.24*	ITT Corporation Form of 2013 Performance Unit Award Agreement	Incorporated by reference to Exhibit 10.01 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2013 (File No. 001-05672).

10.25*	ITT Corporation Form of 2013 Non-Qualified Stock Option Award Agreement (Band A)	Incorporated by reference to Exhibit 10.01 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2013 (File No. 001-05672).

10.26*	ITT Corporation Form of 2013 Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.01 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2013 (File No. 001-05672).

10.27*	ITT Corporation Form of 2013 Restricted Stock Unit Agreement (Cash Settled)	Incorporated by reference to Exhibit 10.01 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2013 (File No. 001-05672).

10.28*	ITT Corporation Form of 2012 Non-Qualified Stock Option Agreement (Band A Employees)	Incorporated by reference to Exhibit 10.01 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2012 (File No. 001-05672).

10.29*	ITT Corporation Form of 2012 Non-Qualified Stock Option Agreement (Non-Band A Employees)	Incorporated by reference to Exhibit 10.02 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2012 (File No. 001-05672).

10.30*	ITT Corporation Form of 2012 Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.03 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2012 (File No. 001-05672).

10.31*	ITT Corporation Form of 2012 TSR Award Agreement	Incorporated by reference to Exhibit 10.04 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2012 (File No. 001-05672).

Exhibit Number	Description	Location
10.32*	ITT Corporation Form of 2011 Non-Qualified Stock Option Agreement (Band A Employees)	Incorporated by reference to Exhibit 10.01 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2011 (File No. 001-05672).

10.33*	ITT Corporation Form of 2011 Non-Qualified Stock Option Agreement (Non-Band A Employees)	Incorporated by reference to Exhibit 10.02 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2011(File No. 001-05672).

10.34*	ITT Corporation Form of 2009 Non-Qualified Stock Option Agreement (Band A)	Incorporated by reference to Exhibit 10.56 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2009 (File No. 001-05672).

10.35*	ITT Corporation Form of 2009 Non-Qualified Stock Option Agreement (Non Band A)	Incorporated by reference to Exhibit 10.57 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2009 (File No. 001-05672).

10.36*	Employment Agreement dated as of October 4, 2011 and effective as of October 31, 2011 between ITT Corporation and Denise L. Ramos.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 8-K/A dated October 17, 2011 (File No. 001-05672).

10.37*	Steve Loranger Resignation Agreement	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 8-K dated October 14, 2011 (File No. 001-05672).

10.38	Form of indemnification agreement with directors and officers	Incorporated by reference to Exhibit 10.1 to ITT Corporation’s Form 10-Q for the quarter ended September 30, 2014 (File No. 001-05672).

21	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

101
The following materials from ITT Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements
Submitted electronically with this report.

*	Management compensatory plan

**
The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.