Form 10-Q
period 2015-03-31
ITT Corp
filed 2015-05-01
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of April 28, 2015, there were outstanding 89.2 million shares of common stock ($1 par value per share) of the registrant.

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
Where in any forward-looking statement we express an expectation or belief as to future results or events, such expectation or belief is based on current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2014 (particularly under the caption “Risk Factors”), our Quarterly Reports on Form 10-Q (including Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q) and other documents we file from time to time with the SEC.
The forward-looking statements included in this Quarterly Report on Form 10-Q (Report) speak only as of the date of this Report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED INCOME STATEMENTS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months
For the Periods Ended March 31	2015	2014
Revenue	$588.7	$674.5
Costs of revenue	389.7	459.7
Gross profit	199.0	214.8
General and administrative expenses	60.1	77.7
Sales and marketing expenses	47.3	55.3
Research and development expenses	18.3	17.7
Asbestos-related costs, net	15.4	15.8
Operating income	57.9	48.3
Interest and non-operating expenses, net	1.2	1.1
Income from continuing operations before income tax expense	56.7	47.2
Income tax expense	18.1	13.0
Income from continuing operations	38.6	34.2
Income (loss) from discontinued operations, including tax benefit of $3.5 and $0.5, respectively	3.4	(1.0)
Net income	42.0	33.2
Less: (Loss) income attributable to noncontrolling interests	(0.1)	1.0
Net income attributable to ITT Corporation	$42.1	$32.2
Amounts attributable to ITT Corporation:
Income from continuing operations, net of tax	$38.7	$33.2
Income (loss) from discontinued operations, net of tax	3.4	(1.0)
Net income	$42.1	$32.2
Earnings (loss) per share attributable to ITT Corporation:
Basic:
Continuing operations	$0.42	$0.36
Discontinued operations	0.04	(0.01)
Net income	$0.46	$0.35
Diluted:
Continuing operations	$0.42	$0.36
Discontinued operations	0.04	(0.01)
Net income	$0.46	$0.35
Weighted average common shares – basic	90.6	91.4
Weighted average common shares – diluted	91.6	92.8
Cash dividends declared per common share	$0.1183	$0.11
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months
For the Periods Ended March 31	2015	2014
Net income	$42.0	$33.2
Other comprehensive income:
Net foreign currency translation adjustment	(60.9)	(2.5)
Net change in postretirement benefit plans, net of tax impacts of $0.3 and $0.4, respectively	0.5	0.6
Other comprehensive (loss) income	(60.4)	(1.9)
Comprehensive (loss) income	(18.4)	31.3
Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.1)	1.0
Comprehensive (loss) income attributable to ITT Corporation	$(18.3)	$30.3
Disclosure of reclassification and other adjustments to postretirement benefit plans
Reclassification adjustments (see Note 14):
Amortization of prior service benefit, net of tax expense of $(0.9) and $(0.5), respectively	$(1.6)	$(0.8)
Amortization of net actuarial loss, net of tax benefits of $1.2 and $0.9, respectively	2.1	1.4
Net change in postretirement benefit plans, net of tax	$0.5	$0.6
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$570.1	$584.0
Receivables, net	537.2	500.1
Inventories, net	287.6	302.3
Other current assets	243.8	249.8
Total current assets	1,638.7	1,636.2
Plant, property and equipment, net	419.3	443.9
Goodwill	610.7	632.1
Other intangible assets, net	85.4	91.4
Asbestos-related assets	365.8	374.0
Deferred income taxes	301.4	304.1
Other non-current assets	151.3	149.8
Total non-current assets	1,933.9	1,995.3
Total assets	$3,572.6	$3,631.5
Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper	$113.5	$—
Accounts payable	287.7	309.6
Accrued liabilities	433.3	465.8
Total current liabilities	834.5	775.4
Asbestos-related liabilities	1,120.7	1,116.6
Postretirement benefits	242.0	249.7
Other non-current liabilities	260.8	269.5
Total non-current liabilities	1,623.5	1,635.8
Total liabilities	2,458.0	2,411.2
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share (104.5 and 104.3 shares issued, respectively)
Outstanding – 89.2 shares and 91.0 shares, respectively	89.2	91.0
Retained earnings	1,401.7	1,445.1
Total accumulated other comprehensive loss	(381.6)	(321.2)
Total ITT Corporation shareholders' equity	1,109.3	1,214.9
Noncontrolling interests	5.3	5.4
Total shareholders’ equity	1,114.6	1,220.3
Total liabilities and shareholders’ equity	$3,572.6	$3,631.5
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended March 31	2015	2014
Operating Activities
Net income	$42.0	$33.2
Less: Income (loss) from discontinued operations	3.4	(1.0)
Less: (Loss) income attributable to noncontrolling interests	(0.1)	1.0
Income from continuing operations attributable to ITT Corporation	38.7	33.2
Adjustments to income from continuing operations:
Depreciation and amortization	20.7	21.1
Stock-based compensation	3.1	3.3
Asbestos-related costs, net	15.4	15.8
Asbestos-related payments, net	(3.9)	(2.5)
Changes in assets and liabilities:
Change in receivables	(56.7)	(100.0)
Change in inventories	3.6	25.6
Change in accounts payable	(0.5)	1.8
Change in accrued expenses	(21.3)	(9.5)
Change in accrued and deferred income taxes	17.2	(1.7)
Other, net	(8.1)	(0.3)
Net Cash – Operating activities	8.2	(13.2)
Investing Activities
Capital expenditures	(30.2)	(19.0)
Purchases of investments	(15.3)	(49.0)
Maturities of investments	5.3	97.2
Other, net	0.2	(2.7)
Net Cash – Investing activities	(40.0)	26.5
Financing Activities
Short-term debt, net	113.5	(11.0)
Long-term debt, repaid	(0.2)	(0.3)
Repurchase of common stock	(82.8)	(4.8)
Proceeds from issuance of common stock	2.0	9.0
Excess tax benefit from equity compensation activity	1.8	5.2
Other, net	(0.3)	(1.5)
Net Cash – Financing activities	34.0	(3.4)
Exchange rate effects on cash and cash equivalents	(15.8)	(1.7)
Net Cash – Operating activities of discontinued operations	(0.3)	(0.4)
Net change in cash and cash equivalents	(13.9)	7.8
Cash and cash equivalents – beginning of year	584.0	507.3
Cash and cash equivalents – end of period	$570.1	$515.1
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$—	$0.1
Income taxes, net of refunds received	$(1.0)	$8.7
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN MILLIONS)

	Three Months
For the Periods Ended March 31	2015	2014
Common Stock
Common stock, beginning balance	$91.0	$91.0
Activity from stock incentive plans	0.3	0.8
Share repurchases	(2.1)	(0.1)
Common stock, ending balance	89.2	91.7
Retained Earnings
Retained earnings, beginning balance	1,445.1	1,320.3
Net income attributable to ITT Corporation	42.1	32.2
Dividends declared	(10.5)	(10.1)
Activity from stock incentive plans	6.5	16.8
Share repurchases	(81.5)	(4.7)
Purchase of noncontrolling interest	—	1.6
Retained earnings, ending balance	1,401.7	1,356.1
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance	(144.2)	(129.2)
Net change in postretirement benefit plans	0.5	0.6
Postretirement benefit plans, ending balance	(143.7)	(128.6)
Cumulative translation adjustment, beginning balance	(176.7)	(80.8)
Net cumulative translation adjustment	(60.9)	(2.5)
Cumulative translation adjustment, ending balance	(237.6)	(83.3)
Unrealized loss on investment securities, beginning balance	(0.3)	(0.3)
Unrealized loss on investment securities, ending balance	(0.3)	(0.3)
Total accumulated other comprehensive loss	(381.6)	(212.2)
Noncontrolling interests
Noncontrolling interests, beginning balance	5.4	5.9
(Loss) income attributable to noncontrolling interests	(0.1)	1.0
Purchase of noncontrolling interest	—	(2.9)
Noncontrolling interests, ending balance	5.3	4.0
Total Shareholders' Equity
Total shareholders' equity, beginning balance	1,220.3	1,206.9
Net change in common stock	(1.8)	0.7
Net change in retained earnings	(43.4)	35.8
Net change in accumulated other comprehensive loss	(60.4)	(1.9)
Net change in noncontrolling interests	(0.1)	(1.9)
Total shareholders' equity, ending balance	$1,114.6	$1,239.6
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of changes in shareholders' equity.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
ITT Corporation is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation, and industrial markets. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT operates through four segments: Industrial Process, consisting of industrial pumping and complementary equipment; Motion Technologies, consisting of friction and shock and vibration equipment; Interconnect Solutions, consisting of electronic connectors; and Control Technologies, consisting of fluid handling, motion control and vibration and shock isolation products. Financial information for our segments is presented in Note 3, “Segment Information.”
On October 31, 2011, ITT completed the tax-free spin-off of its Defense and Information Solutions business, Exelis Inc. (Exelis), and its water-related businesses, Xylem Inc. (Xylem) by way of a distribution of all of the issued and outstanding shares of Exelis common stock and Xylem common stock, on a pro rata basis, to ITT shareholders of record on October 17, 2011. This transaction is referred to in this Report as the “2011 spin-off.”
Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in ITT's Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report) in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2014 Annual Report.
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
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all accounting standard updates (ASUs). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In April 2015, the FASB voted to propose a one-year deferral of the effective date of the new revenue standard. Under the proposal, the new guidance will be effective for the Company beginning in its first quarter of 2018. The amendments may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. ITT is currently evaluating the impact of these amendments and the transition alternatives on ITT's financial statements.
NOTE 3
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

	Revenue		Operating Income		Operating Margin
Three Months Ended March 31	2015	2014	2015	2014	2015	2014
Industrial Process	$255.6	$285.5	$20.4	$24.3	8.0%	8.5%
Motion Technologies	191.2	217.8	41.0	40.2	21.4%	18.5%
Interconnect Solutions	77.5	100.0	4.8	(3.0)	6.2%	(3.0)%
Control Technologies	65.8	72.9	14.3	15.5	21.7%	21.3%
Total segment results	590.1	676.2	80.5	77.0	13.7%	11.4%
Asbestos-related costs, net	—	—	(15.4)	(15.8)	—	—
Eliminations / Other corporate costs	(1.4)	(1.7)	(7.2)	(12.9)	—	—
Total Eliminations / Corporate and Other costs	(1.4)	(1.7)	(22.6)	(28.7)	—	—
Total	$588.7	$674.5	$57.9	$48.3	9.8%	7.2%

	Total Assets		Capital Expenditures		Depreciation & Amortization
Three Months Ended March 31	2015	2014(a)	2015	2014	2015	2014
Industrial Process	$1,111.4	$1,152.3	$6.2	$8.2	$7.6	$7.2
Motion Technologies	439.6	450.1	13.3	8.2	6.9	7.2
Interconnect Solutions	371.0	365.4	7.1	1.2	2.3	2.8
Control Technologies	334.4	334.1	2.4	0.8	2.5	2.5
Corporate and Other	1,316.2	1,329.6	1.2	0.6	1.4	1.4
Total	$3,572.6	$3,631.5	$30.2	$19.0	$20.7	$21.1

(a)	Amounts reflect balances as of December 31, 2014.

NOTE 4
RESTRUCTURING ACTIONS
The table below summarizes the restructuring costs presented within general and administrative expenses in our Consolidated Condensed Income Statements for the three months ended March 31, 2015 and 2014.

	Three Months
For the Three Months Ended March 31	2015	2014
Severance costs	$8.4	$15.3
Other restructuring costs	0.9	—
Total restructuring costs	$9.3	$15.3
By segment:
Industrial Process	$8.9	$0.9
Interconnect Solutions	(0.2)	14.4
Control Technologies	0.5	—
Corporate and Other	0.1	—
The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Condensed Balance Sheet within accrued liabilities, for the three months ended March 31, 2015 and 2014.

For the Three Months Ended March 31	2015	2014
Restructuring accruals - beginning balance	$21.9	$14.7
Restructuring costs	9.3	15.3
Cash payments	(6.6)	(5.8)
Foreign exchange translation and other	(0.4)	(0.1)
Restructuring accrual - ending balance	$24.2	$24.1
By accrual type:
Severance accrual	$22.4	$22.7
Facility carrying and other costs accrual	1.8	1.4
2015 Industrial Process Restructuring Actions
In March 2015, we announced a series of restructuring actions in the Company's Industrial Process business related to a strategic reorganization of the business and to achieve efficiencies and reduce the overall cost structure. The company expects to incur pre-tax cash costs, principally involuntary severance costs of approximately $13 to $14 and other non-cash pre-tax costs of approximately $4 to $5 in aggregate related to this action. The costs incurred during the three months ended March 31, 2015 primarily relate to employee severance for approximately 200 planned headcount reductions. We expect to incur the remaining restructuring costs of approximately $8 to $10 over the next 6 months related to this action. The following table provides a rollforward of the restructuring accrual associated with the 2015 Industrial Process restructuring actions.

For the Three Months Ended March 31	2015
Restructuring accruals - beginning balance	$—
Restructuring costs	8.9
Cash payments	(1.0)
Restructuring accruals - ending balance	$7.9
2013–2014 Interconnect Solutions Restructuring Actions
In 2013, we initiated a comprehensive restructuring plan to improve the overall cost structure of our Interconnect Solutions (ICS) segment, including the transition of certain production lines from one location to another existing lower cost manufacturing site. During the first quarter of 2015, we reversed $0.2 of a previously estimated restructuring liability and made cash payments of $3.4, resulting in a remaining liability of $13.3 as of March 31, 2015. We do not expect to incur any additional charges related to this restructuring action.

NOTE 5
INCOME TAXES
For the three months ended March 31, 2015 and 2014, the Company recognized income tax expense of $18.1 and $13.0, respectively, representing an effective tax rate of 31.9% and 27.5%. The higher effective tax rate in 2015 is primarily driven by a pre-tax loss from operations in Germany for which no income tax benefit is recorded. The Company continues to benefit from earnings eligible for the tax holiday in Korea, as well as a larger mix of earnings in non-U.S. jurisdictions with favorable tax rates.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Germany, Italy, Korea, the United Kingdom and the U.S. The U.S. federal income tax audit for the years 2009 through 2011 has received Joint Committee on Taxation review. We anticipate that we will receive the final audit report within the current year. The calculation of our tax liability for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit. The settlement of an examination could result in changes in amounts attributable to us through the Tax Matters Agreement entered into with Exelis, Inc. and Xylem, Inc. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $86.6 due to changes in audit status, expiration of statutes of limitations and other events.
NOTE 6
EARNINGS PER SHARE
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT Corporation for the three months ended March 31, 2015 and 2014.

	Three Months
For the Periods Ended March 31	2015	2014
Basic weighted average common shares outstanding	90.6	91.4
Add: Dilutive impact of outstanding equity awards	1.0	1.4
Diluted weighted average common shares outstanding	91.6	92.8
The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three months ended March 31, 2015 and 2014 because they were anti-dilutive.

	Three Months
For the Periods Ended March 31	2015	2014
Anti-dilutive stock options	0.3	0.2
Average exercise price	$42.90	$43.52
Years of expiration	2024 - 2025	2024
In addition, 0.2 of outstanding return on invested capital (ROIC) awards were excluded from the computation of diluted earnings per share for the three months ended March 31, 2015 and 2014 respectively, as the necessary performance conditions have not been yet been satisfied.

NOTE 7
RECEIVABLES, NET

	March 31, 2015	December 31, 2014
Trade accounts receivable	$513.3	$476.8
Notes receivable	4.0	6.1
Other	31.7	30.5
Receivables, gross	549.0	513.4
Less: Allowance for doubtful accounts	11.8	13.3
Receivables, net	$537.2	$500.1
NOTE 8
INVENTORIES, NET

	March 31, 2015	December 31, 2014
Finished goods	$52.0	$70.5
Work in process	67.5	59.9
Raw materials	151.6	148.5
Inventoried costs related to long-term contracts	53.3	61.4
Total inventory before progress payments	324.4	340.3
Less: Progress payments	(36.8)	(38.0)
Inventories, net	$287.6	$302.3
NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS

	March 31, 2015	December 31, 2014
Asbestos-related current assets	$102.3	$102.4
Current deferred income taxes	53.0	56.2
Prepaid income taxes	20.6	25.9
Short-term investments	15.3	5.4
Other	52.6	59.9
Other current assets	$243.8	$249.8
Other employee benefit-related assets	$91.4	$93.0
Capitalized software costs	29.7	26.8
Other	30.2	30.0
Other non-current assets	$151.3	$149.8

NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET

	March 31, 2015	December 31, 2014
Land and improvements	$23.2	$24.0
Machinery and equipment	836.7	870.3
Buildings and improvements	221.5	228.8
Furniture, fixtures and office equipment	62.9	65.8
Construction work in progress	36.1	44.5
Other	6.8	7.8
Plant, property and equipment, gross	1,187.2	1,241.2
Less: Accumulated depreciation	(767.9)	(797.3)
Plant, property and equipment, net	$419.3	$443.9
Depreciation expense of $17.5 and $17.0was recognized in the three months ended March 31, 2015 and 2014, respectively.
NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the three months ended March 31, 2015 by segment.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total
Goodwill - December 31, 2014	$331.9	$43.9	$71.2	$185.1	$632.1
Foreign currency	(14.8)	(4.6)	(2.0)	—	(21.4)
Goodwill - March 31, 2015	$317.1	$39.3	$69.2	$185.1	$610.7
Other Intangible Assets, Net

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$81.0	$(39.1)	$41.9	$83.1	$(38.3)	$44.8
Proprietary technology	26.7	(10.1)	16.6	28.1	(9.9)	18.2
Patents and other	14.0	(12.3)	1.7	15.2	(13.1)	2.1
Finite-lived intangible total	121.7	(61.5)	60.2	126.4	(61.3)	65.1
Indefinite-lived intangibles	25.2	—	25.2	26.3	—	26.3
Other Intangible Assets	$146.9	$(61.5)	$85.4	$152.7	$(61.3)	$91.4
Amortization expense related to finite-lived intangible assets was $2.2 and $3.0 for the three months ended March 31, 2015, and 2014, respectively.

NOTE 12
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	March 31, 2015	December 31, 2014
Compensation and other employee-related benefits	$143.0	$176.5
Asbestos-related liabilities	105.7	106.6
Customer-related liabilities	45.2	41.3
Accrued income taxes and other tax-related liabilities	31.4	28.0
Environmental liabilities and other legal matters	29.8	31.6
Accrued restructuring	24.2	21.9
Accrued warranty costs	23.4	29.4
Other accrued liabilities	30.6	30.5
Accrued liabilities	$433.3	$465.8
Deferred income taxes and other tax-related accruals	$113.5	$112.2
Environmental liabilities	75.8	80.2
Compensation and other employee-related benefits	34.9	38.6
Other	36.6	38.5
Other non-current liabilities	$260.8	$269.5
NOTE 13
COMMERCIAL PAPER
Commercial paper outstanding as of March 31, 2015 was $113.5, with an associated weighted average interest rate of 0.67% and maturity terms less than one month from the date of issuance. There was no commercial paper outstanding as of December 31, 2014.
NOTE 14
POSTRETIREMENT BENEFIT PLANS
The following table provides the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three months ended March 31, 2015 and 2014.

	2015			2014
Three Months Ended March 31	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$1.3	$0.2	$1.5	$1.2	$0.5	$1.7
Interest cost	3.6	1.2	4.8	3.9	2.0	5.9
Expected return on plan assets	(5.1)	(0.2)	(5.3)	(5.2)	(0.2)	(5.4)
Amortization of prior service cost (benefit)	0.2	(2.7)	(2.5)	0.2	(1.5)	(1.3)
Amortization of net actuarial loss	2.1	1.1	3.2	1.6	0.7	2.3
Total net periodic benefit cost	$2.1	$(0.4)	$1.7	$1.7	$1.5	$3.2
During the three months ended March 31, 2015 and 2014, we made contributions to our global postretirement plans of $2.6 and $2.1, respectively. We expect to make contributions of approximately $10 to $15 to our global postretirement plans during the remainder of 2015, principally related to other postretirement employee benefit plans.
During the three months ended March 31, 2015 and 2014, $0.5 and $0.6, net of tax, respectively, was amortized from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.

NOTE 15
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses. The following table provides the components of LTIP costs for the three months ended March 31, 2015 and 2014.

For the Three Months Ended March 31	2015	2014
Equity based awards	$3.1	$3.3
Liability-based awards	0.2	0.1
Total share-based compensation expense	$3.3	$3.4
At March 31, 2015, there was estimated unrecognized compensation cost of $32.9 related to unvested equity-based awards that is expected to be recognized ratably over a weighted-average period of 2.4 years, and $2.3 related to unvested liability-based awards that are expected to be recognized ratably over a weighted-average period of 1.9 years.
During the three months ended March 31, 2015, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Grant Date Fair Value
Non-qualified stock options (NQOs)	0.2	$11.23
Restricted stock units (RSUs)	0.2	$41.52
Total shareholder return awards (TSR)	0.1	$45.67
Return on invested capital awards (ROIC)	0.1	$40.12
The NQOs vest either on the completion of a three-year service period or annually in three equal installments, as determined by employee level, and have a ten-year expiration period. RSUs, TSR awards, and ROIC awards vest on the completion of a three-year service period.
During the three months ended March 31, 2015 and 2014, 0.1 and 0.5 stock options were exercised resulting in proceeds of $2.0 and $9.0, respectively. In addition, restricted stock units of 0.2 vested and were issued during both the three months ended March 31, 2015 and 2014.
The fair value of each NQO grant was estimated on the date of grant using a binomial lattice pricing model that incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following table details the weighted average assumptions used to measure fair value and the resulting grant date fair value for the first quarter 2015 NQO grants.

Dividend yield	1.1%
Expected volatility	29.4%
Expected life	5.8 years
Risk-free rates	1.7%
Grant date fair value	$11.23

NOTE 16
CAPITAL STOCK
On October 27, 2006, a three-year $1 billion share repurchase program was approved by our Board of Directors (2006 Share Repurchase Program). On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. We repurchased 2.0 shares of common stock for $80.0 during the three months ended March 31, 2015 under this program. We did not repurchase any shares of common stock during the three months ended March 31, 2014. To date, under the 2006 Share Repurchase Program, the Company has repurchased 18.4 shares for $759.3.
Separate from the 2006 Share Repurchase Program, the Company repurchased 0.1 shares and 0.1 shares for an aggregate price of $3.6 and $4.8, during the three months ended March 31, 2015 and 2014, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units.
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
Asbestos Matters
ITT, including its subsidiary Goulds Pumps, Inc., has been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by us or our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of March 31, 2015, there were 47 thousand pending active claims against ITT, including Goulds Pumps, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

For the Three Months Ended March 31 (in thousands)	2015	2014
Pending claims – Beginning	62	79
New claims	1	1
Settlements	—	(2)
Dismissals	(3)	(9)
Pending claims – Ending	60	69
Pending inactive claims(a)	13	18
Pending active claims	47	51

(a)
Inactive claims represent pending claims in Mississippi filed in 2004 or prior, which have been excluded from our asbestos measurement because the plaintiffs cannot demonstrate a significant compensable loss. As such, management believes these claims have little-to-no value. There were no inactive claims dismissed or settled during the first quarter of 2015 or 2014.

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
Income Statement Charges
As part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent qualitative and quantitative data available for the key inputs and assumptions, comparing the data to the expectations on which the most recent annual liability and asset estimates were based. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended March 31, 2015 other than the incremental accrual to maintain a rolling 10-year forecast period. The net asbestos charge for the three months ended March 31, 2015 and 2014 was $15.4 and $15.8, respectively.
Changes in Financial Position
The Company's estimated asbestos exposure, net of expected recoveries, for the resolution of all pending claims and claims estimated to be filed in the next 10 years was $758.3 and $746.8 as of March 31, 2015 and December 31, 2014, respectively. The following table provides a rollforward of the estimated asbestos liability and related assets for the three months ended March 31, 2015.

	Liability	Asset	Net
Balance as of December 31, 2014	$1,223.2	$476.4	$746.8
Asbestos provision	18.1	2.7	15.4
Net cash activity	(14.9)	(11.0)	(3.9)
Balance as of March 31, 2015	$1,226.4	$468.1	$758.3
Current portion	$105.7	$102.3
Noncurrent portion	$1,120.7	$365.8

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
The following table provides a rollforward of the estimated environmental liability and related assets for the three months ended March 31, 2015.

	Liability	Asset	Net
Balance as of December 31, 2014	$89.9	$7.7	$82.2
Change in estimates for pre-existing accruals	0.2	—	0.2
Net cash activity	(4.4)	(0.2)	(4.2)
Foreign currency	(0.3)	—	(0.3)
Balance as of March 31, 2015	$85.4	$7.5	$77.9
We are currently involved with 52 active environmental investigation and remediation sites. At March 31, 2015, we have estimated the potential high-end liability range of environmental-related matters to be $152.
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
NOTE 18
SUBSEQUENT EVENTS
Acquisition of Hartzell Aerospace
Early in the second quarter of 2015, we completed the acquisition of Hartzell Aerospace (Hartzell) for a purchase price of $53.1, net of cash acquired, that was funded through additional commercial paper borrowings. Hartzell, which reported 2014 revenues of $34, designs and manufactures products to support aerospace applications, featuring a differentiated portfolio of environmental control system components and an established aftermarket business. Hartzell employs approximately 240 employees at its two facilities in California. The acquisition will be reported within the Control Technologies segment and complements the ITT aerospace growth platform, with customer and sales channel alignment and key high-growth and next-generation platform expansion opportunities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share amounts, unless otherwise stated)
OVERVIEW
ITT Corporation is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation and industrial markets. Building on our heritage of engineering, we partner with our customers to deliver enduring solutions to the key industries that underpin our modern way of life. We manufacture components that are integral to the operation of systems and manufacturing processes in our key markets. Our products provide enabling functionality for applications where reliability and performance are critically important to our customers and the users of their products.
Our businesses share a common, repeatable operating model. Each business applies technology and engineering expertise to solve our customer’s most pressing challenges. Our applied engineering aptitude enables a tight business fit with our customers given the critical nature of their applications. This in turn provides us with a unique insight to our customer’s requirements and enables us to develop solutions to assist our customers in achieving their business goals. Our technology and customer intimacy in tandem produce opportunities to capture recurring revenue streams, aftermarket opportunities, and long lived original equipment manufacturer (OEM) platforms.
Our product and service offerings are organized into four segments: Industrial Process, Motion Technologies, Interconnect Solutions, and Control Technologies. See Note 3, Segment Information, in this Report for a summary description of each segment. Additional information is also available in our 2014 Annual Report within Part I, Item 1, "Description of Business”.
DISCUSSION OF FINANCIAL RESULTS
Three Months Ended March 31

	Three Months
For the Periods Ended March 31	2015	2014	Change
Revenue	$588.7	$674.5	(12.7%)
Gross profit	199.0	214.8	(7.4%)
Gross margin	33.8%	31.8%	200bp
Operating expenses	141.1	166.5	(15.3%)
Expense to revenue ratio	24.0%	24.7%	(70)bp
Operating income	57.9	48.3	19.9%
Operating margin	9.8%	7.2%	260bp
Income tax expense	18.1	13.0	39.2%
Effective tax rate	31.9%	27.5%	440bp
Net income attributable to ITT Corporation	42.1	32.2	30.7%
All comparisons to the prior year included within Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the quarter ended March 31, 2014, unless stated otherwise.
Executive Summary
During the first quarter of 2015, we recognized revenue of $588.7 reflecting a decrease of $85.8, or 12.7%, primarily related to the impact of unfavorable foreign currency translation of $50.6. On an organic basis, revenue was down 5.2% compared to the prior year, reflecting challenging conditions across the industrial and oil and gas markets. Revenue derived within the transportation market was also down slightly as weakness in the aerospace and defense markets was partially offset by revenue growth from strength in global OEM automotive brake pads.
Orders received during the first quarter of 2015 were $607.7 reflecting a decrease of $90.0, or 12.9%, including a $54.3 unfavorable impact from foreign currency translation. Organic orders declined 5.1% primarily due to lower order activity for highly engineered project pumps related to challenging conditions within the oil and gas, chemical and industrial markets, as well as weak connector demand across all markets. The impact of these challenging conditions was partially offset by our continued strength in gaining placement on new global OEM automotive platforms.
Operating income increased 19.9%, to $57.9, during the first quarter of 2015 versus the same prior year period. The higher operating income reflects lower restructuring costs, the benefit of past restructuring and Lean initiatives and focused cost containment efforts. These benefits outweighed the negative impacts from lower sales volume, operational disruptions at Interconnect Solutions associated with the relocation of certain operations to our facility in Nogales, Mexico, and unfavorable foreign currency fluctuations.
Income from continuing operations during the first quarter of 2015 was $38.7, or $0.42 per diluted share, representing an increase of $5.5, or $0.06 per diluted share, reflecting higher pre-tax income and lower outstanding shares due to our first quarter 2015 share repurchases, partially offset by a higher effective tax rate. Adjusted income from continuing operations was $59.9, or $0.65 per diluted share, for the first quarter of 2015, reflecting a $2.5, or 4.4% increase, over the prior year.
During the first quarter of 2015, we continued to make balanced and effective organic investments, geared towards expanding our brake pad production capacity and systems capabilities. We also returned capital of approximately $80 to shareholders through share repurchases, and increased our first quarter dividend by 7.5%, which represents the third straight year of dividend increases. We expect to complete an additional $20 of share repurchases during the remainder of 2015. In addition, we further deployed capital with our acquisition of Hartzell Aerospace in the beginning of the second quarter. This acquisition aligns with our focus to expand our aerospace solutions and complements our Control Technologies portfolio in various ways.
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled "Key Performance Indicators and Non-GAAP Measures" for reconciliations between GAAP and non-GAAP metrics.
REVENUE

For the Three Months Ended March 31	2015	2014	Change	Organic Growth(a)
Revenue by segment:
Industrial Process	$255.6	$285.5	(10.5)%	(6.4)%
Motion Technologies	191.2	217.8	(12.2)%	2.8%
Interconnect Solutions	77.5	100.0	(22.5)%	(16.9)%
Control Technologies	65.8	72.9	(9.7)%	(9.1)%
Eliminations	(1.4)	(1.7)	(17.6)%	—
Revenue	$588.7	$674.5	(12.7)%	(5.2)%

Revenue by country / region:
United States	$222.5	$222.2	0.1%	0.7%
Germany	77.0	93.7	(17.8)%	(0.6)%
Canada	31.7	33.4	(5.1)%	(2.2)%
France	31.2	37.7	(17.2)%	(0.2)%
Other developed markets	60.1	92.9	(35.3)%	(16.6)%
Total developed markets	422.5	479.9	(12.0)%	(4.2)%
South and Central America	46.1	56.6	(18.6)%	(10.7)%
Eastern Europe and Russia	29.3	31.0	(5.5)%	12.1%
Middle East and Africa	30.8	31.3	(1.6)%	(0.5)%
China and Hong Kong	34.5	44.7	(22.8)%	(19.4)%
Other emerging markets	25.5	31.0	(17.7)%	(13.2)%
Total emerging markets	166.2	194.6	(14.6)%	(7.8)%
Revenue	$588.7	$674.5	(12.7)%	(5.2)%

(a)	See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue growth.

Industrial Process
Industrial Process revenue for the three months ended March 31, 2015 decreased $29.9, or 10.5%, including an unfavorable foreign currency translation impact of $11.6. Organic revenue decreased $18.4, or 6.4%, primarily due to declines in volume that primarily related to the timing of certain shipments across all markets that moved into the second quarter of 2015. Revenue stemming from the oil and gas market was flat compared to the prior year, as project-related delays and poor market conditions principally in Asia, Latin America, and Russia, were offset by strength in North America and the Middle East from strong prior year order bookings. In addition, included within these markets we experienced higher year-over-year shipments of short-cycle baseline pumps due to a solid backlog entering 2015, as well as growth in our aftermarket parts and monitoring and controls products. However, a 29% decline in revenue related to the project pump business more than offset the strength in baseline pumps and the aftermarket business.
Orders for the three months ended March 31, 2015 were $262.0, reflecting a decrease of $34.9, or 11.8%, including an unfavorable foreign currency translation impact of $14.0. Organic orders decreased $21.0, or 7.1%, primarily due to the oil and gas market softness and difficult prior year comparisons, which included multiple large-scale highly engineered pump project wins. Similarly, orders within the chemical and industrial markets decreased primarily due to market uncertainty and a large North American order that was received in the first quarter of 2014. Order growth stemming from aftermarket activity partially offset the overall decline.
The level of order and shipment activity related to engineered pumps can vary from period to period, which may affect the year-over-year comparisons. Backlog as of March 31, 2015 was $601.0, which is consistent with the December 31, 2014 balance, and includes a $9.1 unfavorable foreign currency translation impact.
Motion Technologies
Motion Technologies revenue for the three months ended March 31, 2015 decreased $26.6, or 12.2%, as a result of an unfavorable foreign currency translation impact of $32.8. Organic revenue increased $6.2 or 2.8%, primarily reflecting strength in original equipment manufacturers (OEM) brake pads across all major geographic regions, associated with past platform wins that are now entering production. In addition, manufacturing efficiencies stemming from our Lean initiative have improved brake pad production rates to record levels for the Friction Technologies business. Sales to original equipment suppliers (OES) were relatively flat as strength in the U.S. and China were offset by a decline in Europe. Sales into the independent aftermarket channel decreased approximately 18% due to timing impacts from our customer's inventory management. Sales from our Koni business were down slightly, reflecting a decline in volume to the China rail market and European truck and trailer market, which was partially offset by sales growth within the U.S. defense market related to our placement on a U.S. military platform.
Orders for the three months ended March 31, 2015 decreased $26.5, or 11.8%, as a result of unfavorable foreign currency translation impacts of $34.1. Organic orders increased $7.6, or 3.4%. Organic orders increased 3.0% at our Friction Technologies business related to our continued strength in winning OEM platforms, partially offset by lower aftermarket orders due to a customer order phasing. Organic orders increased 7.0% in our Koni business primarily due to the placement of our shock absorbers on a new European OEM platform, as well as year-over-year order growth stemming from the European bus market and with our FSD (frequency selective damping) shock absorber product line.
Interconnect Solutions
Interconnect Solutions revenue for the three months ended March 31, 2015 decreased by $22.5, or 22.5%, including an unfavorable foreign currency translation impact of $5.6. Organic revenue declined $16.9, or 16.9%, as sales volumes were down across all market categories. Weakness in the oil and gas and other strategic markets, declining revenue from end-of-life non-strategic connector platforms, and shipment delays due to operational disruptions from the relocation of certain production lines from our Santa Ana facility to our Nogales, Mexico facility were significant factors contributing to the overall decline in sales.
Orders for the three months ended March 31, 2015 decreased $20.6, or 19.9%, including an unfavorable foreign exchange translation impact of $5.5. Organic orders decreased $15.1, or 14.6%, reflecting declines in our non-strategic end-of-life connector programs and demand within the aerospace, defense, and oil and gas connector markets.

Control Technologies
Control Technologies revenue for the three months ended March 31, 2015 decreased by $7.1, or 9.7%, including an unfavorable foreign currency translation impact of $0.5. Organic revenue declined $6.6, or 9.1%, reflecting lower sales at CT Aerospace of 11% and CT Industrial of 7%, each due to lower sales volume. Results from CT Aerospace reflect a number of factors, including the timing of order patterns in our commercial OEM business, program declines in our Enivate product line, a large prior year retro-fit program during the first quarter of 2014, as well as an aerospace aftermarket program that is reaching its end-of-life. Results from CT Industrial primarily reflect project delays in energy absorption projects in China and the overall weakness in the oil and gas market.
Orders for the three months ended March 31, 2015 decreased $8.4, or 11.3%, including an unfavorable foreign currency translation impact of $0.7. Organic orders decreased $7.7, or 10.4%, year-over-year, primarily due to a significant 2014 retro-fit aftermarket aerospace program, as well as softness in general industrial orders due to timing of infrastructure project starts, which were moved into the second quarter of 2015. In addition, the strengthening of the U.S. dollar against the Euro and the Yen has negatively impacted our orders within Europe and Japan.
GROSS PROFIT
The table below provides gross profit and gross margin by segment for the three months ended March 31, 2015 and 2014.

	Three Months
For the Periods Ended March 31	2015	2014	Change
Gross profit:
Industrial Process	$84.5	$87.5	(3.4)%
Motion Technologies	60.6	62.0	(2.3)%
Interconnect Solutions	25.3	35.5	(28.7)%
Control Technologies	28.4	29.5	(3.7)%
Corporate and Other	0.2	0.3	(33.3)%
Total gross profit	$199.0	$214.8	(7.4)%
Gross margin:
Industrial Process	33.1%	30.6%	250	bp
Motion Technologies	31.7%	28.5%	320	bp
Interconnect Solutions	32.6%	35.5%	(290	)bp
Control Technologies	43.2%	40.5%	270	bp
Consolidated gross margin	33.8%	31.8%	200	bp

OPERATING EXPENSES

	Three Months
For the Periods Ended March 31	2015	2014	Change
Sales and marketing expenses	$47.3	$55.3	(14.5)%
General and administrative expenses	60.1	77.7	(22.7)%
Research and development expenses	18.3	17.7	3.4%
Asbestos-related costs, net	15.4	15.8	(2.5)%
Total operating expenses	$141.1	$166.5	(15.3)%
Total Operating Expenses By Segment:
Industrial Process	$64.1	$63.2	1.4%
Motion Technologies	19.6	21.8	(10.1)%
Interconnect Solutions	20.5	38.5	(46.8)%
Control Technologies	14.1	14.0	0.7%
Corporate & Other	22.8	29.0	(21.4)%
Sales and marketing expenses decreased $8.0 or 14.5% mainly related to a decline in variable costs associated with sales volume.
General and administrative (G&A) expenses decreased $17.6 or 22.7%, reflecting benefits from past restructuring and Lean initiatives and focused cost control management efforts; lower restructuring costs of $6 (see Note 4, Restructuring Actions, to the Consolidated Condensed Financial Statements for additional information); and benefits from certain non-recurring operational items, including repositioning-related costs of $3 incurred during 2014 (repositioning costs reflect certain charges incurred following the 2011 spin-off).
Research and development (R&D) expenses increased $0.6 or 3.4%, reflecting our continued investment in product development activities. Spending levels at each business segment were relatively consistent with those of the prior year.
Asbestos-related costs, net decreased $0.4 or 2.5% (see Note 17, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information). These costs are consistent with the prior year, as both periods reflect the recognition of net expenses to maintain our rolling 10-year projection of asbestos claims.

OPERATING INCOME

	Three Months
For the Periods Ended March 31	2015	2014	Change
Industrial Process	$20.4	$24.3	(16.0)%
Motion Technologies	41.0	40.2	2.0%
Interconnect Solutions	4.8	(3.0)	260.0%
Control Technologies	14.3	15.5	(7.7)%
Segment operating income	80.5	77.0	4.5%
Asbestos-related costs, net	(15.4)	(15.8)	(2.5)%
Other corporate costs	(7.2)	(12.9)	(44.2)%
Total corporate and other costs	(22.6)	(28.7)	(21.3)%
Total operating income	$57.9	$48.3	19.9%
Operating margin:
Industrial Process	8.0%	8.5%	(50	)bp
Motion Technologies	21.4%	18.5%	290	bp
Interconnect Solutions	6.2%	(3.0)%	920	bp
Control Technologies	21.7%	21.3%	40	bp
Segment operating margin	13.7%	11.4%	230	bp
Consolidated operating margin	9.8%	7.2%	260	bp
Industrial Process - operating income decreased $3.9 or 16.0%; operating margin decreased 50 basis points
The decrease in operating income and margin was primarily the result of restructuring actions initiated during the first quarter of 2015 resulting in an $8.0 decline in operating income, which were partially offset by the savings generated by these actions. Lower sales volumes and impacts from pricing pressures unfavorably impacted operating income by approximately $6, but were almost entirely offset by favorable transactional impacts from foreign currency, net savings from Lean, sourcing, and cost control initiatives, and $5 from a favorable product warranty resolution.
Motion Technologies - operating income increased $0.8 or 2.0%; operating margin increased 290 basis points
Benefits from higher sales volume and net savings from Lean and sourcing initiatives, including notable productivity improvements at our Wuxi, China facility, that were almost entirely offset by the impacts of unfavorable foreign currency fluctuations of approximately $7 and higher investment costs related to capacity expansion projects.
Interconnect Solutions - operating income increased $7.8 or 260%; operating margin increased 920 basis points
The increase in operating income reflects lower restructuring costs of $14.7 and the current period savings associated with prior year restructuring actions. Operating income was unfavorably impacted by approximately $12 due a decline in sales volume from challenging market conditions as well from shipment delays and incremental costs related to operational disruptions from the relocation of certain production lines from our Santa Ana facility to our Nogales, Mexico facility. In addition, operating income reflects benefits from changes in sales mix and net savings from Lean, sourcing, and cost control initiatives.
Control Technologies - operating income decreased $1.2 or 7.7%; operating margin increased 40 basis points
The decrease in operating income primarily stemmed from overall decreased sales volumes and an unfavorable change in sales mix, as well as higher strategic incremental investment costs. These items were partially offset by net savings from lean and sourcing initiatives and cost control management actions.
Other Corporate Costs - improved by $5.7 or 44.2%
The decline in other corporate costs reflects lower investment-related expenditures versus the prior year, principally the strengthening of our Human Resource capabilities that took place during 2014 and costs associated with a company-wide culture initiative that launched during the first quarter of 2014. In addition, other corporate costs improved due to lower departmental spending related to cost control actions, as well as favorable impacts in corporate-owned life insurance assets and lower expense for environmental-related matters.

INCOME TAX EXPENSE
For the three months ended March 31, 2015 and 2014, the Company recognized income tax expense of $18.1 and $13.0, respectively, representing an effective tax rate of 31.9% and 27.5%. The higher effective tax rate in 2015 is primarily driven by a pre-tax loss from operations in Germany for which no income tax benefit is recorded. The Company continues to benefit from earnings eligible for the tax holiday in Korea, as well as a larger earnings mix in non-U.S. jurisdictions with favorable tax rates.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Germany, Italy, Korea, the United Kingdom and the U.S. The U.S. federal income tax audit for the years 2009 through 2011 has received Joint Committee on Taxation review. We anticipate that we will receive the final audit report within the current year. The calculation of our tax liability for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit. The settlement of an examination could result in changes in amounts attributable to us through the Tax Matters Agreement entered into with Exelis and Xylem at the time of the 2011 spin-off. Over the next twelve months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $86.6 due to changes in audit status, expiration of statutes of limitations and other events.
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
For the three months ended March 31, 2015 the Company recognized income from discontinued operations of $3.4 principally relating to a tax audit in Germany associated with an entity that was part of the 2011 spin-off. For the three months ended March 31, 2014 the Company recognized a loss from discontinued operations of $1.0 due to costs incurred related to certain legacy liabilities.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We have, and plan to, transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the U.S. consistent with our overall intention to support growth and expand in markets outside the U.S. through the development of products, increased non-U.S. capital spending, and potentially acquire foreign businesses. However, we have determined that certain undistributed foreign earnings generated in Luxembourg, Japan, Hong Kong, and South Korea should not be considered permanently reinvested outside of the U.S. Net cash distributions from foreign countries amounted to $138.5 during 2014. There were no net cash distributions from foreign countries during the three months ended March 31, 2015. The timing and amount of additional future remittances, if any, remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2015, we declared a dividend of $0.1183 per share for shareholders of record on March 13, 2015, which was paid on April 1, 2015. The first quarter 2015 dividend reflects a 7.5% increase from the prior year.
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
We access the commercial paper market to supplement the cash flows generated internally to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. As of March 31, 2015, we had an outstanding commercial paper balance of $113.5 and averaged an outstanding balance of $16.8 during the first quarter of 2015. There have been no other material changes that have impacted our funding and liquidity capabilities since December 31, 2014.
Credit Facilities
On November 25, 2014, we refinanced our existing credit facility with a new five-year revolving $500 credit agreement (the 2014 Revolving Credit Agreement). The 2014 Revolving Credit Agreement provides for increases in principal of up to $200 for a possible maximum total of $700 in aggregate principal amount, at the request of the Company and with the consent of the institutions providing such increased commitments. The 2014 Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The provisions of the 2014 Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined, of at least 3.0 times and a leverage ratio, as defined, of not more than 3.0 times. At March 31, 2015, we had no amounts outstanding under the 2014 Revolving Credit Agreement and our interest coverage ratio and leverage ratio were within the prescribed thresholds. In the event of certain ratings downgrades, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the credit facility.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash derived from discontinued operations, for the three months ended March 31, 2015 and 2014.

For the Three Months Ended March 31	2015	2014
Operating activities	$8.2	$(13.2)
Investing activities	(40.0)	26.5
Financing activities	34.0	(3.4)
Foreign exchange	(15.8)	(1.7)
Total net cash flow from continuing operations	(13.6)	8.2
Net cash from discontinued operations	(0.3)	(0.4)
Net change in cash and cash equivalents	$(13.9)	$7.8
Net cash provided by operating activities was $8.2 for the three months ended March 31, 2015, representing an increase of $21.4, or 162.1%, from the prior year. Segment operating income provided approximately $3.5 of additional cash, after adjustment for non-cash charges such as depreciation and amortization. Cash activity related to income tax payments, net of refunds, resulted in a net year-over-year increase to cash flow from operations of $9.7. Changes in working capital balances provided a year-over-year increase of $19.0, primarily relating to a favorable change in accounts receivable of $43.3 that was principally driven by differences in the timing of cash collections within Industrial Process. The benefit from accounts receivable was partially offset by a lower year-over-year cash flow benefit related to inventory of $21.9 primarily within Industrial Process.
Net cash used in investing activities was $40.0 reflecting an increase of $66.5, primarily due to maturities of short-term investments (net of purchases) in the prior year that were $58.2 higher than during 2015. Additionally, capital expenditure spending increased year-over-year by $11.2, or 58.9%, primarily within Interconnect Solutions, related to the implementation of a new enterprise resource planning system and the production move from our Santa Ana facility to Nogales, Mexico facility; and within Motion Technologies, related to capacity expansion projects.
Net cash provided by financing activities was $34.0 reflecting an increase of $37.4 for the three months ended March 31, 2015, primarily due to higher year-over-year net commercial paper borrowings of $124.5, which was partially offset by an increase in repurchases of ITT common stock of $78.0. Additionally, cash received from the exercise of employee stock options declined by $7.0.

Asbestos
Based on the estimated undiscounted asbestos liability as of March 31, 2015 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 38% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. In the tenth year of our estimate, our insurance recoveries are currently projected to be 25%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at March 31, 2015.
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
In light of the uncertainties and variables inherent in the long-term projection of the Company's asbestos exposures and potential recoveries, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe that there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims for years beyond the next 10 years at this time. Accordingly, no liability or related asset has been recorded for any costs that may be incurred for claims asserted subsequent to 2025.
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

KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews a variety of key performance indicators including revenue, segment operating income and margins, earnings per share, orders growth, and backlog, among others. In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions, dividends, and share repurchases. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:
■“organic revenue” and “organic orders” are defined as revenue and orders, excluding the impacts of foreign currency fluctuations and acquisitions and divestitures made during the current year. Divestitures include sales of portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. A reconciliation of organic revenue from revenue for the quarter ended March 31, 2015 is provided below.

Three Months Ended March 31	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2014 Revenue	$285.5	$217.8	$100.0	$72.9	$(1.7)	$674.5
Organic growth	(18.4)	6.2	(16.9)	(6.6)	0.4	(35.3)	(5.2)%
Acquisitions/(divestitures), net	0.1	—	—	—	—	0.1	—%
Foreign currency translation	(11.6)	(32.8)	(5.6)	(0.5)	(0.1)	(50.6)	(7.5)%
Total change in revenue	(29.9)	(26.6)	(22.5)	(7.1)	0.3	(85.8)	(12.7)%
2015 Revenue	$255.6	$191.2	$77.5	$65.8	$(1.4)	$588.7
A reconciliation of organic orders for the quarter ended March 31, 2015 is provided below:

Three Months Ended March 31	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2014 Orders	$296.9	$224.6	$103.6	$74.1	$(1.5)	$697.7
Organic growth	(21.0)	7.6	(15.1)	(7.7)	0.4	(35.8)	(5.1)%
Acquisitions/(divestitures), net	0.1	—	—	—	—	0.1	—%
Foreign currency translation	(14.0)	(34.1)	(5.5)	(0.7)	—	(54.3)	(7.8)%
Total change in orders	(34.9)	(26.5)	(20.6)	(8.4)	0.4	(90.0)	(12.9)%
2015 Orders	$262.0	$198.1	$83.0	$65.7	$(1.1)	$607.7

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

Reconciliations of segment operating income to adjusted segment operating income for the three months ended March 31, 2015 and 2014, are provided in the tables below.

Three Months Ended March 31, 2015	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$20.4	$41.0	$4.8	$14.3	$80.5
Restructuring costs	8.9	—	(0.2)	0.5	9.2
Adjusted segment operating income	$29.3	$41.0	$4.6	$14.8	$89.7

Three Months Ended March 31, 2014	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$24.3	$40.2	$(3.0)	$15.5	$77.0
Restructuring costs	0.9	—	14.4	—	15.3
Transformation and repositioning costs	0.1	—	0.2	—	0.3
Other	(0.5)	—	0.5	—	—
Adjusted segment operating income	$24.8	$40.2	$12.1	$15.5	$92.6

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

	Three Months
For the Three Months Ended March 31	2015	2014
Income from continuing operations attributable to ITT Corporation	$38.7	$33.2
Net asbestos-related costs, net of tax	9.7	10.0
Restructuring costs, net of tax	8.7	9.7
Tax-related special items(a)	2.7	2.6
Other special items, net of tax	0.1	1.9
Adjusted income from continuing operations	$59.9	$57.4
Income from continuing operations attributable to ITT Corporation per diluted share	$0.42	$0.36
Adjusted income from continuing operations per diluted share	$0.65	$0.62
The special items, presented net of tax, above include an aggregate net tax benefit of $6.3 and $12.6 for the three months ended 2015 and 2014, respectively.

(a)
Tax-related special items for the three months ended March 31, 2015 primarily relate to deemed distributions of foreign earnings. Tax-related special items for the three months ended March 31, 2014 primarily relate to the impacts from a change in NY state income tax law and on deemed distribution of foreign earnings.

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

For the Three Months Ended March 31	2015	2014
Net cash provided by operating activities	$8.2	$(13.2)
Capital expenditures(b)	(30.0)	(19.0)
Restructuring cash payments	6.6	5.8
Net asbestos cash flows	3.9	2.5
Transformation, repositioning, and other cash payments	2.2	4.6
Adjusted free cash flow	$(9.1)	$(19.3)

(b)
Capital expenditures represent capital expenditures as reported in the Consolidated Condensed Statement of Cash Flows, less capital expenditures associated with transformation and repositioning activities. Capital expenditures associated with transformation and repositioning activities were $0.2 and $0 during the three months ended March 31, 2015 and 2014, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of ITT's financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the Consolidated Condensed Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis in the 2014 Annual Report describes the critical accounting estimates that are used in preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes concerning ITT's critical accounting estimates as described in our 2014 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2014 Annual Report.

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
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues and commercial or contractual disputes and acquisitions or divestitures. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 17, "Commitments and Contingencies" to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Report and are incorporated by reference herein. Such descriptions include the following recent developments:
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
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to the uncertainties and variables inherent in the long-term projection of the Company's asbestos exposures and potential recoveries. As of March 31, 2015, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,226.4, including expected legal fees, and an associated asset of $468.1 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $758.3.

ITEM 1A.	RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, "Risk Factors," of our 2014 Annual Report, which are incorporated by reference herein. There has been no material changes with regard to the risk factors disclosed in such report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
1/1/2015 - 1/31/2015	—	—	—	$320.7
2/1/2015 - 2/28/2015	0.2	$41.21	0.2	$313.6
3/1/2015 - 3/31/2015	1.9	$40.65	1.8	$240.7

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, our Board of Directors approved a three-year $1 billion share repurchase program (2006 Share Repurchase Program). On December 16, 2008, our Board of Directors modified the provisions of the 2006 Share Repurchase Program to replace the original three-year term with an indefinite term. As of March 31, 2015, we had repurchased 18.4 shares for $759.3, including commissions, under the 2006 Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

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
Steven C. Giuliano
Vice President and Chief Accounting Officer
(Principal accounting officer)
May 1, 2015

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.01)*	ITT Corporation Form of 2015 Performance Unit Award Agreement (Executive Officer)	Filed herewith.

(10.02)*	ITT Corporation Form of 2015 Non-Qualified Stock Option Award Agreement (Executive Officer)	Filed herewith.

(10.03)*	ITT Corporation Form of 2015 Restricted Stock Unit Agreement (Stock Settled)	Filed herewith.

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(101)
The following materials from ITT Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Income Statements, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders' Equity, and (vi) Notes to Consolidated Condensed Financial Statements
Submitted electronically with this report.

* Management compensatory plan