Form 10-Q
period 2015-06-30
ITT Corp
filed 2015-07-31
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of July 30, 2015, there were outstanding 89.4 million shares of common stock ($1 par value per share) of the registrant.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED INCOME STATEMENTS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months		Six Months
For the Periods Ended June 30	2015	2014	2015	2014
Revenue	$628.2	$663.0	$1,216.9	$1,337.5
Costs of revenue	414.3	448.2	804.0	907.9
Gross profit	213.9	214.8	412.9	429.6
General and administrative expenses	66.5	69.5	126.6	147.2
Sales and marketing expenses	48.8	56.3	96.1	111.6
Research and development expenses	18.9	18.6	37.2	36.3
Asbestos-related (benefit) costs, net	(84.8)	15.9	(69.4)	31.7
Operating income	164.5	54.5	222.4	102.8
Interest and non-operating expenses, net	0.3	0.5	1.5	1.6
Income from continuing operations before income tax expense	164.2	54.0	220.9	101.2
Income tax expense	23.5	12.4	41.6	25.4
Income from continuing operations	140.7	41.6	179.3	75.8
Income (loss) from discontinued operations, including tax benefit of $0.5, $2.5, $4.0 and $3.0, respectively	1.7	(2.9)	5.1	(3.9)
Net income	142.4	38.7	184.4	71.9
Less: Income attributable to noncontrolling interests	0.1	0.4	—	1.4
Net income attributable to ITT Corporation	$142.3	$38.3	$184.4	$70.5
Amounts attributable to ITT Corporation:
Income from continuing operations, net of tax	$140.6	$41.2	$179.3	$74.4
Income (loss) from discontinued operations, net of tax	1.7	(2.9)	5.1	(3.9)
Net income	$142.3	$38.3	$184.4	$70.5
Earnings (loss) per share attributable to ITT Corporation:
Basic:
Continuing operations	$1.57	$0.45	$1.99	$0.81
Discontinued operations	0.02	(0.03)	0.06	(0.04)
Net income	$1.59	$0.42	$2.05	$0.77
Diluted:
Continuing operations	$1.56	$0.44	$1.97	$0.80
Discontinued operations	0.02	(0.03)	0.06	(0.04)
Net income	$1.58	$0.41	$2.03	$0.76
Weighted average common shares – basic	89.3	91.7	90.0	91.5
Weighted average common shares – diluted	90.2	93.0	91.0	92.8
Cash dividends declared per common share	$0.1183	$0.11	$0.2366	$0.22
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months		Six Months
For the Periods Ended June 30	2015	2014	2015	2014
Net income	$142.4	$38.7	$184.4	$71.9
Other comprehensive income (loss):
Net foreign currency translation adjustment	13.1	1.6	(47.8)	(0.9)
Net change in postretirement benefit plans, net of tax impacts of $0.1, $0.2, $0.4 and $0.6, respectively	0.6	0.7	1.1	1.3
Other comprehensive income (loss)	13.7	2.3	(46.7)	0.4
Comprehensive income	156.1	41.0	137.7	72.3
Less: Comprehensive income attributable to noncontrolling interests	0.1	0.4	—	1.4
Comprehensive income attributable to ITT Corporation	$156.0	$40.6	$137.7	$70.9
Disclosure of reclassification and other adjustments to postretirement benefit plans
Reclassification adjustments (see Note 14):
Amortization of prior service benefit, net of tax expense of $(0.9), $(0.5), $(1.8) and $(1.0), respectively	$(1.6)	$(0.8)	$(3.2)	$(1.7)
Amortization of net actuarial loss, net of tax benefits of $1.0, $0.7, $2.2 and $1.6, respectively	2.2	1.5	4.3	3.0
Net change in postretirement benefit plans, net of tax	$0.6	$0.7	$1.1	$1.3
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$497.4	$584.0
Receivables, net	558.0	500.1
Inventories, net	294.9	302.3
Other current assets	283.1	249.8
Total current assets	1,633.4	1,636.2
Plant, property and equipment, net	421.4	443.9
Goodwill	625.6	632.1
Other intangible assets, net	110.1	91.4
Asbestos-related assets	331.9	374.0
Deferred income taxes	300.1	304.1
Other non-current assets	153.2	149.8
Total non-current assets	1,942.3	1,995.3
Total assets	$3,575.7	$3,631.5
Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper	$68.7	$—
Accounts payable	299.2	309.6
Accrued liabilities	448.1	465.8
Total current liabilities	816.0	775.4
Asbestos-related liabilities	999.5	1,116.6
Postretirement benefits	240.9	249.7
Other non-current liabilities	251.5	269.5
Total non-current liabilities	1,491.9	1,635.8
Total liabilities	2,307.9	2,411.2
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share (104.5 and 104.3 shares issued, respectively)
Outstanding – 89.4 shares and 91.0 shares, respectively	89.4	91.0
Retained earnings	1,540.9	1,445.1
Total accumulated other comprehensive loss	(367.9)	(321.2)
Total ITT Corporation shareholders' equity	1,262.4	1,214.9
Noncontrolling interests	5.4	5.4
Total shareholders’ equity	1,267.8	1,220.3
Total liabilities and shareholders’ equity	$3,575.7	$3,631.5
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Six Months Ended June 30	2015	2014
Operating Activities
Net income	$184.4	$71.9
Less: Income (loss) from discontinued operations	5.1	(3.9)
Less: Income attributable to noncontrolling interests	—	1.4
Income from continuing operations attributable to ITT Corporation	179.3	74.4
Adjustments to income from continuing operations:
Depreciation and amortization	41.9	42.2
Stock-based compensation	6.9	6.8
Asbestos-related costs, net	(69.4)	31.7
Asbestos-related payments, net	(6.5)	(6.9)
Changes in assets and liabilities:
Change in receivables	(71.8)	(79.3)
Change in inventories	2.0	5.8
Change in accounts payable	4.5	(0.4)
Change in accrued expenses	(19.6)	(3.5)
Change in accrued and deferred income taxes	30.4	0.2
Other, net	(8.2)	13.3
Net Cash – Operating activities	89.5	84.3
Investing Activities
Capital expenditures	(46.0)	(45.7)
Acquisitions, net of cash acquired	(53.5)	(2.8)
Purchases of investments	(73.0)	(120.6)
Maturities of investments	20.6	135.8
Proceeds from sale of businesses and other assets	8.9	1.3
Proceeds from insurance recovery	2.5	—
Other, net	0.3	(0.6)
Net Cash – Investing activities	(140.2)	(32.6)
Financing Activities
Short-term debt, net	68.7	(15.5)
Long-term debt, repaid	(1.9)	(0.7)
Repurchase of common stock	(83.7)	(14.9)
Proceeds from issuance of common stock	5.3	11.4
Dividends paid	(11.0)	(10.3)
Excess tax benefit from equity compensation activity	3.0	6.4
Other, net	—	(1.6)
Net Cash – Financing activities	(19.6)	(25.2)
Exchange rate effects on cash and cash equivalents	(14.0)	(1.6)
Net Cash – Operating activities of discontinued operations	(2.3)	(4.5)
Net change in cash and cash equivalents	(86.6)	20.4
Cash and cash equivalents – beginning of year	584.0	507.3
Cash and cash equivalents – end of period	$497.4	$527.7
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$0.5	$0.1
Income taxes, net of refunds received	$6.7	$16.8
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN MILLIONS)

	Three Months		Six Months
For the Periods Ended June 30	2015	2014	2015	2014
Common Stock
Common stock, beginning balance	$89.2	$91.7	$91.0	$91.0
Activity from stock incentive plans	0.2	0.1	0.5	0.9
Share repurchases	—	(0.2)	(2.1)	(0.3)
Common stock, ending balance	89.4	91.6	89.4	91.6
Retained Earnings
Retained earnings, beginning balance	1,401.7	1,356.1	1,445.1	1,320.3
Net income attributable to ITT Corporation	142.3	38.3	184.4	70.5
Dividends declared	(11.0)	(10.2)	(21.5)	(20.3)
Activity from stock incentive plans	8.0	6.9	14.5	23.7
Share repurchases	(0.1)	(9.9)	(81.6)	(14.6)
Purchase of noncontrolling interest	—	(0.2)	—	1.4
Retained earnings, ending balance	1,540.9	1,381.0	1,540.9	1,381.0
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance	(143.7)	(128.6)	(144.2)	(129.2)
Net change in postretirement benefit plans	0.6	0.7	1.1	1.3
Postretirement benefit plans, ending balance	(143.1)	(127.9)	(143.1)	(127.9)
Cumulative translation adjustment, beginning balance	(237.6)	(83.3)	(176.7)	(80.8)
Net cumulative translation adjustment	13.1	1.6	(47.8)	(0.9)
Cumulative translation adjustment, ending balance	(224.5)	(81.7)	(224.5)	(81.7)
Unrealized loss on investment securities, beginning balance	(0.3)	(0.3)	(0.3)	(0.3)
Unrealized loss on investment securities, ending balance	(0.3)	(0.3)	(0.3)	(0.3)
Total accumulated other comprehensive loss	(367.9)	(209.9)	(367.9)	(209.9)
Noncontrolling interests
Noncontrolling interests, beginning balance	5.3	4.0	5.4	5.9
Income attributable to noncontrolling interests	0.1	0.4	—	1.4
Purchase of noncontrolling interest	—	—	—	(2.9)
Noncontrolling interests, ending balance	5.4	4.4	5.4	4.4
Total Shareholders' Equity
Total shareholders' equity, beginning balance	1,114.6	1,239.6	1,220.3	1,206.9
Net change in common stock	0.2	(0.1)	(1.6)	0.6
Net change in retained earnings	139.2	24.9	95.8	60.7
Net change in accumulated other comprehensive loss	13.7	2.3	(46.7)	0.4
Net change in noncontrolling interests	0.1	0.4	—	(1.5)
Total shareholders' equity, ending balance	$1,267.8	$1,267.1	$1,267.8	$1,267.1
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of changes in shareholders' equity.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
ITT Corporation is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation, and industrial markets. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT operates through four segments: Industrial Process, consisting of industrial pumping and complementary equipment; Motion Technologies, consisting of friction and shock and vibration equipment; Interconnect Solutions, consisting of electronic connectors; and Control Technologies, consisting of fluid handling, motion control, and noise and energy absorption products. Financial information for our segments is presented in Note 3, “Segment Information.”
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
Control Technologies manufactures specialized equipment, including actuation, fuel management, noise and energy absorption, and environmental control system components, for the aerospace and defense, and industrial markets.
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

	Revenue		Operating Income (Loss)		Operating Margin
Three Months Ended June 30	2015	2014	2015	2014	2015	2014
Industrial Process	$287.5	$289.4	$41.5	$25.4	14.4%	8.8%
Motion Technologies	184.4	198.0	37.0	34.7	20.1%	17.5%
Interconnect Solutions	82.7	103.7	(0.8)	12.3	(1.0)%	11.9%
Control Technologies	74.5	73.7	12.2	16.2	16.4%	22.0%
Total segment results	629.1	664.8	89.9	88.6	14.3%	13.4%
Asbestos-related benefit (costs), net	—	—	84.8	(15.9)	—	—
Eliminations / Other corporate costs	(0.9)	(1.8)	(10.2)	(18.2)	—	—
Total Eliminations / Corporate and Other costs	(0.9)	(1.8)	74.6	(34.1)	—	—
Total	$628.2	$663.0	$164.5	$54.5	26.2%	8.2%

	Revenue		Operating Income (Loss)		Operating Margin
Six Months Ended June 30	2015	2014	2015	2014	2015	2014
Industrial Process	$543.1	$574.9	$61.9	$49.7	11.4%	8.6%
Motion Technologies	375.6	415.8	78.0	74.9	20.8%	18.0%
Interconnect Solutions	160.2	203.7	4.0	9.3	2.5%	4.6%
Control Technologies	140.3	146.6	26.5	31.7	18.9%	21.6%
Total segment results	1,219.2	1,341.0	170.4	165.6	14.0%	12.4%
Asbestos-related benefit (costs), net	—	—	69.4	(31.7)	—	—
Eliminations / Other corporate costs	(2.3)	(3.5)	(17.4)	(31.1)	—	—
Total Eliminations / Corporate and Other costs	(2.3)	(3.5)	52.0	(62.8)	—	—
Total	$1,216.9	$1,337.5	$222.4	$102.8	18.3%	7.7%

	Total Assets		Capital Expenditures		Depreciation & Amortization
Six Months Ended June 30	2015	2014(a)	2015	2014	2015	2014
Industrial Process	$1,120.6	$1,152.3	$9.1	$17.0	$14.2	$14.5
Motion Technologies	454.4	450.1	19.9	20.7	13.8	14.6
Interconnect Solutions	373.1	365.4	12.0	3.7	4.7	5.1
Control Technologies	379.0	334.1	3.1	1.0	5.9	5.0
Corporate and Other	1,248.6	1,329.6	1.9	3.3	3.3	3.0
Total	$3,575.7	$3,631.5	$46.0	$45.7	$41.9	$42.2

(a)	Amounts reflect balances as of December 31, 2014.
NOTE 4
RESTRUCTURING ACTIONS
The table below summarizes the restructuring costs presented within general and administrative expenses in our Consolidated Condensed Income Statements for the three and six months ended June 30, 2015 and 2014.

	Three Months		Six Months
For the Periods Ended June 30	2015	2014	2015	2014
Severance costs	$6.2	$1.3	$15.1	$16.6
Asset write-offs	—	1.3	—	1.3
Other restructuring costs	0.5	1.2	0.9	1.2
Total restructuring costs	$6.7	$3.8	$16.0	$19.1
By segment:
Industrial Process	$1.1	$2.0	$10.0	$2.9
Motion Technologies	—	0.2	—	0.2
Interconnect Solutions	5.5	1.6	5.3	16.0
Control Technologies	—	—	0.5	—
Corporate and Other	0.1	—	0.2	—

The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Condensed Balance Sheet within accrued liabilities, for the six months ended June 30, 2015 and 2014.

For the Six Months Ended June 30	2015	2014
Restructuring accruals - beginning balance	$21.9	$14.7
Restructuring costs	16.0	19.1
Cash payments	(13.1)	(9.2)
Asset write-offs	—	(1.3)
Foreign exchange translation and other	(0.3)	—
Restructuring accrual - ending balance	$24.5	$23.3
By accrual type:
Severance accrual	$23.3	$21.0
Facility carrying and other costs accrual	1.2	2.3
2015 Interconnect Solutions Restructuring Actions
In May 2015, we announced a restructuring action for the Interconnect Solutions (ICS) segment to reduce overall costs and better align the segment with current market conditions. The Company expects to incur cash restructuring costs, principally involuntary severance, of approximately $12 for approximately 110 employees, which represents 6% of the ICS global workforce. The Company expects to substantially complete these actions in the next twelve months. The following table provides a rollforward of the restructuring accruals associated with the 2015 ICS restructuring action.

For the Six Months Ended June 30	2015
Restructuring accruals - beginning balance	$—
Restructuring costs	5.5
Cash payments	(1.5)
Restructuring accruals - ending balance	$4.0
2015 Industrial Process Restructuring Actions
In March 2015, we announced a series of restructuring actions in the Company's Industrial Process segment related to a strategic reorganization of the business and to achieve efficiencies and reduce the overall cost structure. The Company expects to incur cash restructuring costs, principally involuntary severance costs of approximately $13 to $14 and other non-cash restructuring costs of approximately $4 to $5 in aggregate related to this action. The costs incurred during the six months ended June 30, 2015 primarily relate to employee severance for approximately 200 planned headcount reductions. We expect to incur the remaining restructuring costs of approximately $7 to $9 over the next 6 months related to this action. The following table provides a rollforward of the restructuring accruals associated with the 2015 Industrial Process restructuring actions.

For the Six Months Ended June 30	2015
Restructuring accruals - beginning balance	$—
Restructuring costs	10.0
Cash payments	(2.0)
Restructuring accruals - ending balance	$8.0
2013 / 2014 Interconnect Solutions Restructuring Actions
In 2013, we initiated a comprehensive restructuring plan to improve the overall cost structure of our ICS segment, including the transition of certain production lines from one location to another existing lower cost manufacturing site. During 2015, we reversed $0.2 of a previously estimated restructuring liability and made cash payments of $5.8, resulting in a remaining liability of $10.9 as of June 30, 2015. The remaining liability, which is primarily related to employee severance, is expected to be fully satisfied over the next 18 months. We do not expect to incur any additional charges related to this restructuring action.

NOTE 5
INCOME TAXES
For the three months ended June 30, 2015 and 2014, the Company recognized income tax expense of $23.5 and $12.4, respectively, representing an effective tax rate of 14.3% and 23.0%. For the six months ended June 30, 2015 and 2014, the Company recognized income tax expense of $41.6 and $25.4, respectively, representing an effective tax rate of 18.8% and 25.1%.The lower effective tax rate in 2015 is primarily driven by a reduction in the deferred tax liability on foreign earnings which are not considered indefinitely reinvested due to the impact of exchange rates on the undistributed foreign earnings, the release of the valuation allowance on certain net deferred tax assets in China, and a release in the uncertain tax positions due to the settlement of a German tax audit. The Company continues to benefit from earnings eligible for a tax holiday in South Korea, as well as a larger mix of earnings in non-U.S. jurisdictions with favorable tax rates.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, Germany, Italy, South Korea, the U.S. and Venezuela. The U.S. federal income tax audit for the years 2009 through 2011 has received Joint Committee on Taxation review. We anticipate that we will receive the final audit report within the current year. The calculation of our tax liability for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit. The settlement of an examination could result in changes in amounts attributable to us through the Tax Matters Agreement from the 2011 spin-off entered into with Exelis, Inc. and Xylem, Inc. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $87.1 due to changes in audit status, expiration of statutes of limitations and other events.
NOTE 6
EARNINGS PER SHARE
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT for the three and six months ended June 30, 2015 and 2014.

	Three Months		Six Months
For the Periods Ended June 30	2015	2014	2015	2014
Basic weighted average common shares outstanding	89.3	91.7	90.0	91.5
Add: Dilutive impact of outstanding equity awards	0.9	1.3	1.0	1.3
Diluted weighted average common shares outstanding	90.2	93.0	91.0	92.8
The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2015 and 2014 because they were anti-dilutive.

	Three Months		Six Months
For the Periods Ended June 30	2015	2014	2015	2014
Anti-dilutive stock options	0.4	0.2	0.4	0.2
Average exercise price	$42.42	$43.51	$42.61	$43.51
Year(s) of expiration	2024 - 2025	2024	2024 - 2025	2024
In addition, 0.2 of outstanding return on invested capital (ROIC) awards were excluded from the computation of diluted earnings per share for both the three and six months ended June 30, 2015 and 2014 respectively, as the necessary performance conditions have not been yet been satisfied.

NOTE 7
RECEIVABLES, NET

	June 30, 2015	December 31, 2014
Trade accounts receivable	$538.7	$476.8
Notes receivable	3.4	6.1
Other	32.4	30.5
Receivables, gross	574.5	513.4
Less: Allowance for doubtful accounts	16.5	13.3
Receivables, net	$558.0	$500.1
NOTE 8
INVENTORIES, NET

	June 30, 2015	December 31, 2014
Finished goods	$67.8	$70.5
Work in process	68.1	59.9
Raw materials	155.8	148.5
Inventoried costs related to long-term contracts	46.1	61.4
Total inventory before progress payments	337.8	340.3
Less: Progress payments	(42.9)	(38.0)
Inventories, net	$294.9	$302.3
NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS

	June 30, 2015	December 31, 2014
Asbestos-related current assets	$102.4	$102.4
Short-term investments	57.7	5.4
Current deferred income taxes	53.1	56.2
Prepaid income taxes	16.4	25.9
Other	53.5	59.9
Other current assets	$283.1	$249.8
Other employee benefit-related assets	$92.3	$93.0
Capitalized software costs	30.6	26.8
Other	30.3	30.0
Other non-current assets	$153.2	$149.8

NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET

	June 30, 2015	December 31, 2014
Land and improvements	$22.7	$24.0
Machinery and equipment	863.8	870.3
Buildings and improvements	226.2	228.8
Furniture, fixtures and office equipment	64.5	65.8
Construction work in progress	33.6	44.5
Other	6.5	7.8
Plant, property and equipment, gross	1,217.3	1,241.2
Less: Accumulated depreciation	(795.9)	(797.3)
Plant, property and equipment, net	$421.4	$443.9
Depreciation expense of $16.5 and $34.0 and $16.7 and $33.7 was recognized in the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014, respectively.
NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the six months ended June 30, 2015 by segment.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total
Goodwill - December 31, 2014	$331.9	$43.9	$71.2	$185.1	$632.1
Acquired	—	—	—	13.2	13.2
Allocated to Divestiture	—	—	—	(2.7)	(2.7)
Foreign currency	(12.0)	(3.6)	(1.4)	—	(17.0)
Goodwill - June 30, 2015	$319.9	$40.3	$69.8	$195.6	$625.6
Goodwill acquired during 2015 relates to the Hartzell Aerospace (Hartzell) acquisition. Refer to Note 18, Acquisitions, for additional information.
Goodwill of $2.7 was written-off during the second quarter of 2015 in connection with the sale of a motors product line within our Control Technologies segment that occurred in June 2015. The sale of this product line resulted in a net gain of $0.1, which included the allocation of this goodwill.

Other Intangible Assets, Net

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$97.3	$(40.2)	$57.1	$83.1	$(38.3)	$44.8
Proprietary technology	35.3	(10.4)	24.9	28.1	(9.9)	18.2
Patents and other	16.2	(13.0)	3.2	15.2	(13.1)	2.1
Finite-lived intangible total	148.8	(63.6)	85.2	126.4	(61.3)	65.1
Indefinite-lived intangibles	24.9	—	24.9	26.3	—	26.3
Other Intangible Assets	$173.7	$(63.6)	$110.1	$152.7	$(61.3)	$91.4
The fair value of intangible assets acquired in connection with the purchase of Hartzell, based on a preliminary valuation, included $17.1 of customer relationships, $9.6 of proprietary technology, and $1.9 of backlog. These intangible assets will be amortized straight-line over their estimated useful lives of 20 years, 20 years, and 12 months, respectively. See Note 18, Acquisitions, for additional information.
Amortization expense related to finite-lived intangible assets was $3.5 and $5.7 and $3.3 and $6.3 for the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014, respectively.
NOTE 12
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	June 30, 2015	December 31, 2014
Compensation and other employee-related benefits	$147.9	$176.5
Asbestos-related liabilities	105.7	106.6
Customer-related liabilities	44.3	41.3
Accrued income taxes and other tax-related liabilities	47.8	28.0
Environmental liabilities and other legal matters	26.6	31.6
Accrued restructuring	24.5	21.9
Accrued warranty costs	23.6	29.4
Other accrued liabilities	27.7	30.5
Accrued liabilities	$448.1	$465.8
Deferred income taxes and other tax-related accruals	$109.7	$112.2
Environmental liabilities	70.6	80.2
Compensation and other employee-related benefits	35.4	38.6
Other	35.8	38.5
Other non-current liabilities	$251.5	$269.5

NOTE 13
COMMERCIAL PAPER
Commercial paper outstanding as of June 30, 2015 was $68.7, with an associated weighted average interest rate of 0.64% and maturity terms less than one month from the date of issuance. There was no commercial paper outstanding as of December 31, 2014.
NOTE 14
POSTRETIREMENT BENEFIT PLANS
The following tables provide the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three and six months ended June 30, 2015 and 2014.

	2015			2014
Three Months Ended June 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$1.3	$0.2	$1.5	$1.3	$0.4	$1.7
Interest cost	3.6	1.2	4.8	3.9	1.9	5.8
Expected return on plan assets	(5.1)	(0.2)	(5.3)	(5.2)	(0.1)	(5.3)
Amortization of prior service cost (benefit)	0.2	(2.7)	(2.5)	0.2	(1.5)	(1.3)
Amortization of net actuarial loss	2.1	1.1	3.2	1.5	0.8	2.3
Total net periodic benefit cost	$2.1	$(0.4)	$1.7	$1.7	$1.5	$3.2

	2015			2014
Six Months Ended June 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$2.6	$0.4	$3.0	$2.5	$0.9	$3.4
Interest cost	7.1	2.4	9.5	7.8	3.9	11.7
Expected return on plan assets	(10.2)	(0.4)	(10.6)	(10.4)	(0.3)	(10.7)
Amortization of prior service cost (benefit)	0.5	(5.5)	(5.0)	0.4	(3.0)	(2.6)
Amortization of net actuarial loss	4.3	2.2	6.5	3.1	1.5	4.6
Total net periodic benefit cost	$4.3	$(0.9)	$3.4	$3.4	$3.0	$6.4
We made contributions to our global postretirement plans of $5.2 and $4.8 during the six months ended June 30, 2015 and 2014, respectively. We expect to make additional contributions of approximately $5 to $10 during the remainder of 2015, principally related to our other postretirement employee benefit plans.
Amortization from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss was $0.6 and $1.1, and $0.7 and $1.3, net of tax, during the three and six months ended June 30, 2015 and 2014, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.

NOTE 15
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses. The following table provides the components of LTIP costs for the three and six months ended June 30, 2015 and 2014.

	Three Months		Six Months
For the Periods Ended June 30	2015	2014	2015	2014
Equity based awards	$3.8	$3.4	$6.9	$6.8
Liability-based awards	0.7	1.9	0.9	1.9
Total share-based compensation expense	$4.5	$5.3	$7.8	$8.7
At June 30, 2015, there was estimated unrecognized compensation cost of $29.5 related to unvested equity-based awards that is expected to be recognized ratably over a weighted-average period of 2.2 years, and $3.0 related to unvested liability-based awards that are expected to be recognized ratably over a weighted-average period of 2.0 years.
Year-to-Date 2015 LTIP Activity
The majority of our LTIP activity occurs during the first quarter of each year. The majority of LTIP grants occurred on February 25, 2015. During the six months ended June 30, 2015, we granted the following LTIP awards as provided in the table below:

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
During the six months ended June 30, 2015 and 2014, 0.3 and 0.6 NQOs were exercised resulting in proceeds of $5.3 and $11.4, respectively. In addition, RSUs of 0.2 and 0.3 vested and were issued during the six months ended June 30, 2015 and 2014, respectively.
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

NOTE 16
CAPITAL STOCK
On October 27, 2006, a three-year $1 billion share repurchase program was approved by the Board of Directors (2006 Share Repurchase Program). On December 16, 2008, the provisions of the 2006 Share Repurchase Program were modified by the Board of Directors to replace the original three-year term with an indefinite term. We repurchased 2.0 and 0.2 shares of common stock for $80.0 and $10.0 during the six months ended June 30, 2015 and 2014, respectively, under this program. To date, under the 2006 Share Repurchase Program, the Company has repurchased 18.4 shares for $759.3.
Separate from the 2006 Share Repurchase Program, the Company repurchased 0.1 shares and 0.1 shares for an aggregate price of $3.7 and $4.9, during the six months ended June 30, 2015 and 2014, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units.
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
Asbestos Matters
ITT, including its subsidiary Goulds Pumps, Inc., has been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by us or our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of June 30, 2015, there were 43 thousand pending active claims against ITT, including Goulds Pumps, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

For the Six Months Ended June 30 (in thousands)	2015	2014
Pending claims – Beginning	62	79
New claims	2	2
Settlements	(1)	(2)
Dismissals	(8)	(10)
Pending claims – Ending	55	69
Pending inactive claims(a)	12	18
Pending active claims	43	51

(a)
Inactive claims represent pending claims in Mississippi filed in 2004 or prior, which have been excluded from our asbestos measurement because the plaintiffs cannot demonstrate a significant compensable loss. As such, management believes these claims have little-to-no value. There were one thousand inactive claims dismissed or settled during the six months ended June 30, 2015. There were no inactive claims dismissed or settled during the six months ended June 30, 2014.

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
Income Statement Costs / Benefit
During the second quarter of 2015, the Company changed its asbestos defense strategy and retained a single firm to defend the Company in all asbestos litigation. This long-term strategy will streamline the Company’s management of cases and significantly reduce defense costs. Our agreement with the defense firm is currently limited to a certain set of claims and the remaining claims are expected to be transitioned to the firm within the next four years. Based on the terms of the agreement, the Company adjusted its asbestos liability and related assets and recognized a net benefit of $100.7 during the three months ended June 30, 2015 for the revised estimate of the cost to defend pending claims and claims expected to be filed over the next 10 years.
Additionally, as part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent qualitative and quantitative data available for the key inputs and assumptions, comparing the data to the expectations on which the most recent annual liability and asset estimates were based. Based on this evaluation, the Company determined that no additional change in the estimate was warranted for the three months ended June 30, 2015 other than the incremental accrual to maintain a rolling 10-year forecast period and the defense cost adjustment discussed above. The net asbestos charge to maintain a rolling 10-year forecast period was $15.9 for both the three months ended June 30, 2015 and 2014.

Changes in Financial Position
The Company's estimated asbestos exposure, net of expected recoveries, for the resolution of all pending claims and claims estimated to be filed in the next 10 years was $670.9 and $746.8 as of June 30, 2015 and December 31, 2014, respectively. The following table provides a rollforward of the estimated asbestos liability and related assets for the six months ended June 30, 2015.

	Liability	Asset	Net
Balance as of December 31, 2014	$1,223.2	$476.4	$746.8
Asbestos provision	36.6	5.3	31.3
Defense cost adjustment	(124.2)	(23.5)	(100.7)
Net cash activity	(30.4)	(23.9)	(6.5)
Balance as of June 30, 2015	$1,105.2	$434.3	$670.9
Current portion	$105.7	$102.4
Noncurrent portion	$999.5	$331.9
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
The following table provides a rollforward of the estimated environmental liability and related assets for the six months ended June 30, 2015.

	Liability	Asset	Net
Balance as of December 31, 2014	$89.9	$7.7	$82.2
Change in estimates for pre-existing accruals
Continuing operations	1.1	0.3	0.8
Discontinued operations	(2.8)	(0.9)	(1.9)
Net cash activity	(7.2)	(0.3)	(6.9)
Foreign currency	(0.3)	—	(0.3)
Balance as of June 30, 2015	$80.7	$6.8	$73.9
We are currently involved with 52 active environmental investigation and remediation sites. At June 30, 2015, we have estimated the potential high-end liability range of environmental-related matters to be $140.
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
Other Matters
The Company has received a civil subpoena from the Department of Defense, Office of the Inspector General requesting documents pertaining to certain products manufactured by the Company’s Interconnect Solutions segment that are purchased or used by the U.S. government. The Company is cooperating with the request. The inquiry is in the early stages and the Company is unable to estimate the timing or outcome of the matter.

NOTE 18
ACQUISITIONS
Hartzell Aerospace
On March 31, 2015, we completed the acquisition of Hartzell Aerospace (Hartzell) for a purchase price of $53.5 that was funded through additional commercial paper borrowings. Hartzell, which reported 2014 revenues of $34, designs and manufactures products to support aerospace applications, featuring a differentiated portfolio of environmental control system components and an established aftermarket business. Hartzell employs approximately 240 employees at its two facilities in California. The acquisition will be reported within the Control Technologies segment and complements the ITT aerospace growth platform, with customer and sales channel alignment and key high-growth and next-generation platform expansion opportunities.
The allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. Our assessment of fair value is preliminary, and may be adjusted for information that is currently not available to us. The aggregate estimated fair value of customer relationships, proprietary technology, and backlog was $17.1, $9.6 and $1.9, respectively. Other assets acquired and liabilities assumed, net, as part of the acquisition were $11.6 and primarily related to working capital balances. The excess of the purchase price over the estimated fair value of net assets acquired of $13.2 was recorded as goodwill (which is expected to be deductible for income tax purposes). All of the goodwill has been assigned to the Control Technologies segment.
Our financial statements include the results of operations and cash flows from Hartzell, prospectively from the acquisition date; however, these results were not material and accordingly, pro forma results of operations have not been presented.

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
DISCUSSION OF FINANCIAL RESULTS
Three and Six Months Ended June 30

	Three Months			Six Months
For the Periods Ended June 30	2015	2014	Change	2015	2014	Change
Revenue	$628.2	$663.0	(5.2%)	$1,216.9	$1,337.5	(9.0%)
Gross profit	213.9	214.8	(0.4%)	412.9	429.6	(3.9%)
Gross margin	34.0%	32.4%	160bp	33.9%	32.1%	180bp
Operating expenses	49.4	160.3	(69.2%)	190.5	326.8	(41.7%)
Expense to revenue ratio	7.9%	24.2%	(1,630)bp	15.7%	24.4%	(870)bp
Operating income	164.5	54.5	201.8%	222.4	102.8	116.3%
Operating margin	26.2%	8.2%	1,800bp	18.3%	7.7%	1,060bp
Income tax expense	23.5	12.4	89.5%	41.6	25.4	63.8%
Effective tax rate	14.3%	23.0%	(870)bp	18.8%	25.1%	(630)bp
Net income attributable to ITT Corporation	142.3	38.3	271.5%	184.4	70.5	161.6%
All comparisons included within Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three or six month periods ended June 30, 2014, unless stated otherwise.
Executive Summary
During the second quarter of 2015, we recognized revenue of $628.2 reflecting a decrease of $34.8, or 5.2%, primarily related to the impact of unfavorable foreign currency translation of $52.2. On an organic basis, revenue increased 1.3% compared to the prior year, reflecting organic growth of 9.2% from Motion Technologies due to strength in global automotive brake pads, and 4.0% from Industrial Process reflecting higher engineered project activity and growth in aftermarket parts. Organic revenue growth during the quarter was partially offset by weakness at Interconnect Solutions, partially reflecting the challenging conditions across the industrial and oil and gas markets, and revenue declines at Control Technologies due to the timing of commercial aerospace shipments and impacts from the industrial market environment.
Orders received during the second quarter of 2015 were $586.2 reflecting a decrease of $88.2, or 13.1%, including a $54.5 unfavorable impact from foreign currency translation. Organic orders declined 6.4% primarily due to weak order bookings for highly engineered project pumps related to the current challenging conditions within the oil and gas, chemical and industrial markets, as well as weak connector demand across all markets. The impact of these challenging conditions was partially offset by continued growth from new global OEM automotive platforms wins.
Operating income increased $110.0, or 201.8%, to $164.5, during the second quarter of 2015 versus the same prior year period. The higher operating income reflects a $100.7 benefit from lower expected asbestos defense costs, the benefit of past restructuring and Lean initiatives and our focused cost containment efforts. These benefits outweighed various negative impacts, such as unfavorable foreign currency fluctuations, continued operational disruptions at Interconnect Solutions associated with our North American footprint transition, and increased restructuring costs, resulting in segment operating income growth of 1.5% for the quarter.
Income from continuing operations during the second quarter of 2015 was $140.6, or $1.56 per diluted share, representing an increase of $99.4, or $1.12 per diluted share, reflecting the benefit from asbestos-related matters, a lower effective tax rate, and lower outstanding shares due to our first quarter 2015 share repurchases. Adjusted income from continuing operations, a non-GAAP measure, was $62.2, or $0.69 per diluted share, for the second quarter of 2015, reflecting a $6.8, or 12.3% increase, over the prior year.
During the second quarter of 2015, we continued to make balanced and effective capital investments, including our Hartzell acquisition, the focused expansion of our brake pad capacity, and upgrades to our IT systems. The Hartzell acquisition aligns with our focus to expand our aerospace solutions and complements our Control Technologies portfolio in various ways. In addition, during the quarter, we successfully divested a non-core industrial product line that resulted in a gain on sale of $0.1.
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled "Key Performance Indicators and Non-GAAP Measures" for reconciliations between GAAP and non-GAAP metrics.
REVENUE

For the Three Months Ended June 30	2015	2014	Change	Organic Growth(a)
Revenue by segment:
Industrial Process	$287.5	$289.4	(0.7)%	4.0%
Motion Technologies	184.4	198.0	(6.9)%	9.2%
Interconnect Solutions	82.7	103.7	(20.3)%	(14.2)%
Control Technologies	74.5	73.7	1.1%	(10.0)%
Eliminations	(0.9)	(1.8)	(50.0)%	—
Revenue	$628.2	$663.0	(5.2)%	1.3%

Revenue by country / region:
United States	$237.7	$243.1	(2.2)%	(4.4)%
Germany	68.0	71.3	(4.6)%	14.9%
Canada	30.4	27.9	9.0%	9.7%
France	29.9	33.0	(9.4)%	9.3%
Other developed markets	61.7	85.6	(27.9)%	(7.2)%
Total developed markets	427.7	460.9	(7.2)%	(1.2)%
South and Central America	56.4	58.0	(2.8)%	8.0%
Eastern Europe and Russia	34.2	31.6	8.2%	25.7%
Middle East and Africa	45.7	37.9	20.6%	23.4%
China and Hong Kong	37.6	46.2	(18.6)%	(15.5)%
Other emerging markets	26.6	28.4	(6.3)%	(1.7)%
Total emerging markets	200.5	202.1	(0.8)%	6.9%
Revenue	$628.2	$663.0	(5.2)%	1.3%

(a)	See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue growth.

For the Six Months Ended June 30	2015	2014	Change	Organic Growth(a)
Revenue by segment:
Industrial Process	$543.1	$574.9	(5.5)%	(1.1)%
Motion Technologies	375.6	415.8	(9.7)%	5.9%
Interconnect Solutions	160.2	203.7	(21.4)%	(15.5)%
Control Technologies	140.3	146.6	(4.3)%	(9.5)%
Eliminations	(2.3)	(3.5)	(34.3)%	—
Revenue	$1,216.9	$1,337.5	(9.0)%	(2.0)%

Revenue by country / region:
United States	$460.2	$465.4	(1.1)%	(2.0)%
Germany	145.0	165.0	(12.1)%	6.1%
Canada	62.1	61.3	1.3%	3.2%
France	61.1	70.6	(13.5)%	4.2%
Other developed markets	121.8	178.5	(31.8)%	(13.5)%
Total developed markets	850.2	940.8	(9.6)%	(2.7)%
South and Central America	102.5	114.5	(10.5)%	(1.2)%
Eastern Europe and Russia	63.6	62.5	1.8%	19.0%
Middle East and Africa	76.5	69.3	10.4%	12.6%
China and Hong Kong	72.1	90.8	(20.6)%	(17.8)%
Other emerging markets	52.0	59.6	(12.8)%	(8.0)%
Total emerging markets	366.7	396.7	(7.6)%	(0.3)%
Revenue	$1,216.9	$1,337.5	(9.0)%	(2.0)%

(a)	See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue growth.
Industrial Process
Revenue for the three months ended June 30, 2015 decreased $1.9, or 0.7%, including an unfavorable foreign currency translation impact of $13.6. Organic revenue increased $11.7, or 4.0%, primarily due to growth of 33% in our highly engineered project pump business primarily due to strong project backlog entering the year and aftermarket growth of 13% primarily related to higher pump parts volume. Revenue for the quarter was partially offset by a 34% decline in short-cycle baseline pumps compared to a strong prior year and due to industrial market uncertainty. In addition, lower project activity was experienced within the chemical market due to weak market conditions primarily in the Asia Pacific Region.
Orders for the three months ended June 30, 2015 decreased $59.4, or 20.4%, including an unfavorable foreign currency translation impact of $14.2. Organic orders decreased $45.2, or 15.5%, reflecting capital project uncertainty and delays primarily within the oil and gas and chemical markets due to soft market conditions and global oil volatility and market uncertainty. These declines were partially offset by order growth in the Latin American mining market, primarily related to strength in aftermarket parts and several large projects, as well as strength in the general industrial market, primarily the North American pulp and paper and power markets.
Revenue for the six months ended June 30, 2015 decreased $31.8, or 5.5%, including an unfavorable foreign currency translation impact of $25.3. Organic revenue decreased $6.6, or 1.1%, as revenue gains stemming from prior year oil and gas market order bookings, were more than offset by slower than anticipated U.S. short-cycle baseline pump demand.
Orders for the six months ended June 30, 2015 decreased $94.3 or 16.0%, including an unfavorable foreign currency translation impact of $28.1. Organic orders decreased $66.3, or 11.3%, primarily due to the oil and gas market softness and difficult prior year comparisons, which included multiple large-scale highly engineered pump project wins. Similarly, orders within the chemical and industrial markets decreased primarily due to market uncertainty and a large North American order that was received in the first half of 2014.

Backlog
The level of order and shipment activity related to engineered pumps can vary from period to period, which may affect the year-over-year comparisons. Backlog as of June 30, 2015 was $540.3, reflecting a decrease of $63.1, or 10.5%, from the December 31, 2014 balance, and includes a $13.8 unfavorable foreign currency translation impact. The decrease reflects a delinquency reduction through improved operational performance combined with a lower project order in-take due to global capital project delays and lower chemical and general industrial orders due to market uncertainty and volatility.
Motion Technologies
Revenue for the three months ended June 30, 2015 decreased $13.6, or 6.9%, resulting from an unfavorable foreign currency translation impact of $31.8. Organic revenue increased $18.2, or 9.2% against the prior year, driven by growth of 12% within our Friction Technologies business reflecting strength in OEM, original equipment suppliers (OES), and the independent aftermarket sales channels. Strength in OEM brake pads was delivered across all major geographic regions, and reflects incremental benefits from platform wins that are now entering production. Sales into the independent aftermarket channel increased approximately 14% due to timing impacts from our customer's inventory management. Sales from our KONI business increased approximately 5%, reflecting growth within the U.S. defense market related to our placement on a U.S. military platform and higher automotive shock absorber volume, which was partially offset by a decline in volumes to the U.S. and European rail markets.
Revenue for the six months ended June 30, 2015 decreased $40.2, or 9.7%, resulting from an unfavorable foreign currency translation impact of $64.7. Organic revenue increased $24.5, or 5.9%, primarily reflecting strength in OEM brake pads across all major geographic regions. Sales to OES were relatively flat as strength in the U.S. and China were offset by a decline in Europe. Sales into the independent aftermarket channel decreased approximately 7% primarily due to timing impacts from our customer's inventory management. Sales from our KONI business increased slightly, reflecting sales growth within the U.S. defense market related to our placement on a U.S. military platform which was offset by a decline in volume to the European rail market.
Orders for the three and six months ended June 30, 2015 decreased $23.2, or 11.1%, and $49.8, or 11.5%, respectively, reflecting unfavorable foreign currency translation impacts of $33.2 and $67.4, respectively. Organic orders for the three and six months ended June 30, 2015 increased $10.0, or 4.8%, and $17.6, or 4.1%, respectively. The continued strength by our Friction Technologies business in winning OEM platforms was the primary driver of organic order growth, which was partially offset by an order decline from our KONI business primarily within the rail market.
Interconnect Solutions
Interconnect Solutions revenue for the three months ended June 30, 2015 decreased by $21.0, or 20.3%, including an unfavorable foreign currency translation impact of $6.3. Organic revenue declined $14.7, or 14.2% for the three month period. Revenue for the six months ended June 30, 2015 decreased by $43.5, or 21.4%, including an unfavorable foreign currency translation impact of $12.0. Organic revenue declined $31.5, or 15.5% for the six month period. Sales volumes for both the quarter and year-to-date periods were down across all market categories. Weakness in the oil and gas and other strategic markets, declining revenue from end-of-life non-strategic connector platforms, shipment delays due to operational disruptions from the relocation of certain North American operations, and a decline in market share were significant factors contributing to the overall decline in sales.
Orders for the three months ended June 30, 2015 decreased $15.2, or 15.5%, including an unfavorable foreign exchange translation impact of $6.7. Organic orders decreased $8.5, or 8.6%, for the three month period. Orders for the six months ended June 30, 2015 decreased $35.8, or 17.7%, including an unfavorable foreign exchange translation impact of $12.2. Organic orders decreased $23.6, or 11.7% for the six month period. The order decline for both periods reflects a decline in market share and challenging market conditions due to continued softness in the U.S. defense market, the decline in global oil prices, and a slow-down in the industrial market.

Control Technologies
Revenue for the three months ended June 30, 2015 increased by $0.8, or 1.1%. Revenue for the six months ended June 30, 2015 decreased by $6.3, or 4.3%. Revenue for both periods includes sales of approximately $10 from our second quarter Hartzell acquisition. Revenue for the periods also reflects unfavorable foreign exchange translation impacts of $0.5 and $1.0, respectively. Organic revenue for the three and six months ended June 30, 2015 declined $7.4, or 10.0%, and $14.0, or 9.5%, respectively. The decline in organic revenue reflects lower sales at CT Aerospace of 9% and 10% and at CT Industrial of 14% and 9% for the quarter and year-to-date periods, respectively. Volume declines at CT Aerospace reflect a number of factors, including the timing of order patterns in our commercial OEM business, program declines in our Enivate product line, as well as softness in the aerospace aftermarket channel. The decline in revenue for the year-to-date period also reflects shipments for a large prior year retro-fit program that occurred during the first quarter of 2014. Volume declines from CT Industrial primarily reflect declines in energy absorption projects in the U.S. and China and the impact from the overall weakness in the industrial markets.
Orders for the three months ended June 30, 2015 increased by $9.1, or 11.8%. Orders for the six months ended June 30, 2015 increased by $0.8, or 0.5%. Both periods include orders of approximately $10 from our second quarter Hartzell acquisition. Orders for each period also reflect an unfavorable foreign exchange translation impact of $0.4 and $1.2, respectively. Organic orders for the three and six months ended June 30, 2015 increased $0.3, or 0.4%, and decreased $7.2, or 4.8%, respectively. CT Aerospace orders grew approximately 6% for the quarter, however declined 2% for the year-to-date period, reflecting higher commercial aerospace OEM production rates and the receipt of orders related to past U.S. defense platform wins, which were offset by program declines in our Enivate product line and an aftermarket program that is reaching its end-of-life. CT Industrial orders declined 20% and 14%, for the three and six months ended June 30, 2015, respectively, primarily reflecting a decline in energy absorption products in China and Europe and the impact from the overall weakness in the industrial markets.
GROSS PROFIT
The table below provides gross profit and gross margin by segment for the three and six months ended June 30, 2015 and 2014.

	Three Months				Six Months
For the Periods Ended June 30	2015	2014	Change		2015	2014	Change
Gross profit:
Industrial Process	$99.0	$89.7	10.4%		$183.5	$177.2	3.6%
Motion Technologies	58.3	54.1	7.8%		118.9	116.1	2.4%
Interconnect Solutions	27.7	38.6	(28.2)%		53.0	74.1	(28.5)%
Control Technologies	28.7	31.9	(10.0)%		57.1	61.4	(7.0)%
Corporate and Other	0.2	0.5	(60.0)%		0.4	0.8	(50.0)%
Total gross profit	$213.9	$214.8	(0.4)%		$412.9	$429.6	(3.9)%
Gross margin:
Industrial Process	34.4%	31.0%	340	bp	33.8%	30.8%	300	bp
Motion Technologies	31.6%	27.3%	430	bp	31.7%	27.9%	380	bp
Interconnect Solutions	33.5%	37.2%	(370	)bp	33.1%	36.4%	(330	)bp
Control Technologies	38.5%	43.3%	(480	)bp	40.7%	41.9%	(120	)bp
Consolidated gross margin	34.0%	32.4%	160	bp	33.9%	32.1%	180	bp

OPERATING EXPENSES

	Three Months			Six Months
For the Periods Ended June 30	2015	2014	Change	2015	2014	Change
Sales and marketing expenses	$48.8	$56.3	(13.3)%	$96.1	$111.6	(13.9)%
General and administrative expenses	66.5	69.5	(4.3)%	126.6	147.2	(14.0)%
Research and development expenses	18.9	18.6	1.6%	37.2	36.3	2.5%
Asbestos-related (benefit) costs, net	(84.8)	15.9	(633.3)%	(69.4)	31.7	(318.9)%
Total operating expenses	$49.4	$160.3	(69.2)%	$190.5	$326.8	(41.7)%
Total Operating Expenses By Segment:
Industrial Process	$57.5	$64.3	(10.6)%	$121.6	$127.5	(4.6)%
Motion Technologies	21.3	19.4	9.8%	40.9	41.2	(0.7)%
Interconnect Solutions	28.5	26.3	8.4%	49.0	64.8	(24.4)%
Control Technologies	16.5	15.7	5.1%	30.6	29.7	3.0%
Corporate & Other	(74.4)	34.6	(315.0)%	(51.6)	63.6	(181.1)%
Sales and marketing expenses for the three months ended June 30, 2015 decreased $7.5, or 13.3%, and for the six months ended June 30, 2015 decreased $15.5, or 13.9%, mainly related to a decline in variable costs associated with lower sales.
General and administrative (G&A) expenses for the three and six months ended June 30, 2015 decreased $3.0 or 4.3%, and $20.6, or 14%, respectively, as compared to the same prior year periods. Both periods benefited from past restructuring and Lean initiatives and focused cost control management efforts as well as from certain non-recurring operational items, including repositioning-related costs incurred during 2014 (repositioning costs reflect certain charges incurred following the 2011 spin-off). G&A expenses for the three month period reflect increased restructuring costs of $2.9, whereas the six month period reflects lower restructuring costs of $3.1 (see Note 4, Restructuring Actions, to the Consolidated Condensed Financial Statements for additional information).
Research and development (R&D) expenses for the three and six months ended June 30, 2015 increased $0.3, or 1.6%, and $0.9, or 2.5%, as compared to the same prior year periods, respectively, reflecting our increased investment in product development activities at Control Technologies and consistent levels of investment spending levels at the other three business segments.
The decline in asbestos-related costs, net for both the three and six months ended June 30, 2015 is due to a $100.7 benefit recognized during the second quarter of 2015, reflecting a new single firm strategy and streamlined case management that is expected to significantly reduce asbestos defense costs. See Note 17, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.

OPERATING INCOME

	Three Months				Six Months
For the Periods Ended June 30	2015	2014	Change		2015	2014	Change
Industrial Process	$41.5	$25.4	63.4%		$61.9	$49.7	24.5%
Motion Technologies	37.0	34.7	6.6%		78.0	74.9	4.1%
Interconnect Solutions	(0.8)	12.3	(106.5)%		4.0	9.3	(57.0)%
Control Technologies	12.2	16.2	(24.7)%		26.5	31.7	(16.4)%
Segment operating income	89.9	88.6	1.5%		170.4	165.6	2.9%
Asbestos-related benefit (costs), net	84.8	(15.9)	633.3%		69.4	(31.7)	318.9%
Other corporate costs	(10.2)	(18.2)	44.0%		(17.4)	(31.1)	44.1%
Total corporate and other costs	74.6	(34.1)	(318.8)%		52.0	(62.8)	(182.8)%
Total operating income	$164.5	$54.5	201.8%		$222.4	$102.8	116.3%
Operating margin:
Industrial Process	14.4%	8.8%	560	bp	11.4%	8.6%	280	bp
Motion Technologies	20.1%	17.5%	260	bp	20.8%	18.0%	280	bp
Interconnect Solutions	(1.0)%	11.9%	(1,290	)bp	2.5%	4.6%	(210	)bp
Control Technologies	16.4%	22.0%	(560	)bp	18.9%	21.6%	(270	)bp
Segment operating margin	14.3%	13.4%	90	bp	14.0%	12.4%	160	bp
Consolidated operating margin	26.2%	8.2%	1,800	bp	18.3%	7.7%	1,060	bp
Industrial Process operating income for the three months ended June 30, 2015 increased $16.1, or 63.4%, resulting in a 560 basis point improvement in operating margin. The increase in operating income and margin was the result of net savings from restructuring, Lean, sourcing, and cost control initiatives, higher volumes, favorable product mix, lower postretirement costs, and favorable transactional foreign currency impacts.
Industrial Process operating income for the six months ended June 30, 2015 increased $12.2, or 24.5%, resulting in a 280 basis point improvement to operating margin. The increase in operating income and margin was primarily the result of net savings from Lean, sourcing, and cost control initiatives, a favorable product warranty resolution during 2015, favorable transactional foreign currency impacts, and lower pension costs which provided an aggregate benefit of approximately $21. The favorability of these items was partially offset by higher restructuring costs and unfavorable pricing impacts.
Motion Technologies operating income for the three months ended June 30, 2015 increased $2.3, or 6.6%, resulting in a 260 basis point improvement in operating margin. Operating income for the six months ended June 30, 2015 increased $3.1, or 4.1%, resulting in a 280 basis point improvement in operating margin. The increases in operating income and margins were driven by sales volume growth, coupled with continued press efficiency improvements and net savings from Lean, sourcing, and cost control initiatives, as well as a $2.5 gain from an insurance recovery. The benefits were partially offset by unfavorable foreign currency impacts of $7.3 and $14.1 for the 2015 quarter and year-to-date periods, respectively, and also reflect legal settlement favorability in 2014, and unfavorable pricing impacts.
Interconnect Solutions results for the three months ended June 30, 2015 reflect an operating loss of $0.8, or a $13.1 decline from the prior year. Interconnect Solutions results for the six months ended June 30, 2015 reflect operating income of $4.0, or a $5.3 decline from the prior year. The results for both periods reflect declines in sales volume from challenging market conditions as well as from shipment delays and incremental costs related to operational disruptions from the relocation of certain North American operations. Restructuring costs for the three month period were $3.9 higher than the prior year, whereas restructuring costs for the six month period were $10.7 lower than the prior year. Foreign currency unfavorably impacted the 2015 quarter and year-to-date operating income results by $1.3 and $2.0 respectively.
Control Technologies operating income for the three months ended June 30, 2015 decreased $4.0, or 24.7%, resulting in a 560 basis point decline to operating margin. Operating income for the six months ended June 30, 2015 decreased $5.2, or 16.4%, resulting in a 270 basis point decline in operating margin. The decrease in operating income primarily relates to sales volume decreases and an unfavorable sales mix, as well as higher R&D expenses. These items were partially offset by net savings from Lean and sourcing initiatives and cost control management actions.

Other Corporate Costs for the three months ended June 30, 2015 improved by $8.0, or 44.0%. Other Corporate Costs for the six months ended June 30, 2015 improved by $13.7, or 44.1%. The decline in other corporate costs reflects lower investment-related expenditures versus the prior year, principally the strengthening of our Human Resource capabilities that took place during 2014 and costs associated with a company-wide culture initiative that launched during the first quarter of 2014. In addition, other corporate costs improved due to lower departmental spending related to lower compensation and benefit-related costs and focused cost control actions and also reflect lower environmental expense.
INCOME TAX EXPENSE
For the three months ended June 30, 2015 and 2014, the Company recognized income tax expense of $23.5 and $12.4, respectively, representing an effective tax rate of 14.3% and 23.0%. For the six months ended June 30, 2015 and 2014, the Company recognized income tax expense of $41.6 and $25.4, respectively, representing an effective tax rate of 18.8% and 25.1%. The lower effective tax rate in 2015 is primarily driven by a reduction in the deferred tax liability on foreign earnings which are not considered indefinitely reinvested due to the impact of exchange rates on the undistributed foreign earnings, the release of the valuation allowance on certain net deferred tax assets in China, and a release in the uncertain tax positions due to the settlement of a German tax audit.The Company continues to benefit from earnings eligible for a tax holiday in South Korea, as well as a larger mix of earnings in non-U.S. jurisdictions with favorable tax rates.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, Germany, Italy, South Korea, the U.S. and Venezuela. The U.S. federal income tax audit for the years 2009 through 2011 has received Joint Committee on Taxation review. We anticipate that we will receive the final audit report within the current year. The calculation of our tax liability for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit. The settlement of an examination could result in changes in amounts attributable to us through the Tax Matters Agreement from the 2011 spin-off entered into with Exelis, Inc. and Xylem, Inc. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $87.1 due to changes in audit status, expiration of statutes of limitations and other events.
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
For the three and six months ended June 30, 2015, the Company recognized income from discontinued operations of $1.7 and $5.1, respectively, principally relating to a change in estimate for environmental costs in the second quarter and favorable tax audit in Germany during the first quarter. For the three and six months ended June 30, 2014 the Company recognized a loss from discontinued operations of $2.9 and $3.9, respectively, due to costs incurred related to certain legacy liabilities.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We have, and plan to, transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the U.S. consistent with our overall intention to support growth and expand in markets outside the U.S. through the development of products, increased non-U.S. capital spending, and potentially the acquisition of foreign businesses. However, we have determined that certain undistributed foreign earnings generated in Luxembourg, Japan, Hong Kong, and South Korea should not be considered permanently reinvested outside of the U.S. Net cash transfers from foreign countries amounted to $77.5 during 2015, which included a dividend of $20.0 and intercompany loan repayment of $57.5. During 2014, cash distributions from foreign countries were $138.5. The timing and amount of additional future remittances, if any, remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the second quarter of 2015, we declared a dividend of $0.1183 per share for shareholders of record on June 12, 2015, which was paid on July 1, 2015. The dividend declared in the second quarter of 2015 is a 7.5% increase from the prior year.
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
We access the commercial paper market to supplement the cash flows generated internally to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. As of June 30, 2015, we had an outstanding commercial paper balance of $68.7. The average outstanding commercial paper balance during the first half of 2015 was $69.0. There have been no other material changes that have impacted our funding and liquidity capabilities since December 31, 2014.
Credit Facilities
On November 25, 2014, we refinanced our existing credit facility with a new five-year revolving $500 credit agreement (the 2014 Revolving Credit Agreement). The 2014 Revolving Credit Agreement provides for increases in principal of up to $200 for a possible maximum total of $700 in aggregate principal amount, at the request of the Company and with the consent of the institutions providing such increased commitments. The 2014 Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The provisions of the 2014 Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined in such agreement, of at least 3.0 times and a leverage ratio, as defined in such agreement, of not more than 3.0 times. At June 30, 2015, we had no amounts outstanding under the 2014 Revolving Credit Agreement and our interest coverage ratio and leverage ratio were within the prescribed thresholds. In the event of certain ratings downgrades, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the credit facility.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash derived from discontinued operations, for the six months ended June 30, 2015 and 2014.

For the Six Months Ended June 30	2015	2014
Operating activities	$89.5	$84.3
Investing activities	(140.2)	(32.6)
Financing activities	(19.6)	(25.2)
Foreign exchange	(14.0)	(1.6)
Total net cash flow from continuing operations	(84.3)	24.9
Net cash from discontinued operations	(2.3)	(4.5)
Net change in cash and cash equivalents	$(86.6)	$20.4
Net cash provided by operating activities was $89.5 for the six months ended June 30, 2015, representing an increase of $5.2, or 6.2%, from the prior year. Segment operating income provided approximately $5.2 of additional cash, after adjustment for non-cash charges such as depreciation and amortization. Cash activity related to income tax payments, net of refunds, resulted in a net year-over-year increase to cash flow from operations of $10.1. Cash payments related to restructuring actions increased $3.9 over the prior year and the timing of advanced customer payments related primarily to large industrial pump projects resulted in a year-over-year decline of $6.7.
Net cash used in investing activities was $140.2 reflecting an increase of $107.6, primarily due to purchases of short-term investments (net of maturities) in the current year that were $67.6 higher than during 2014 and the purchase of Hartzell for $53.5. Capital expenditure spending was flat year-over-year with spending for both years focused on capacity expansion projects and system upgrades. In addition, during the second quarter of 2015 we sold a product line within our Control Technologies segment resulting in proceeds of $8.9.
Net cash used in financing activities was $19.6 reflecting a decrease of $5.6 for the six months ended June 30, 2015. The decrease primarily reflects additional commercial paper borrowings during 2015 that were used to fund the acquisition of Hartzell, and which were offset by $68.8 of higher repurchases of ITT common stock. Additionally, the cash benefit related to the exercise of employee stock options declined by $9.5.
Asbestos
Based on the estimated undiscounted asbestos liability as of June 30, 2015 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 39% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. In the tenth year of our estimate, our insurance recoveries are currently projected to be 25%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at June 30, 2015.
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

KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews a variety of key performance indicators including revenue, segment operating income and margins, earnings per share, order growth, and backlog, among others. In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions, dividends, and share repurchases. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

■
“organic revenue” and “organic orders” are defined as revenue and orders, excluding the impacts of foreign currency fluctuations and acquisitions and divestitures. Divestitures include sales of portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Reconciliations of organic revenue from revenue for the three and six months ended June 30, 2015 are provided below.

Three Months Ended June 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2014 Revenue	$289.4	$198.0	$103.7	$73.7	$(1.8)	$663.0
Organic growth	11.7	18.2	(14.7)	(7.4)	0.9	8.7	1.3%
Acquisitions/(divestitures), net	—	—	—	8.7	—	8.7	1.3%
Foreign currency translation	(13.6)	(31.8)	(6.3)	(0.5)	—	(52.2)	(7.8)%
Total change in revenue	(1.9)	(13.6)	(21.0)	0.8	0.9	(34.8)	(5.2)%
2015 Revenue	$287.5	$184.4	$82.7	$74.5	$(0.9)	$628.2

Six Months Ended June 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2014 Revenue	$574.9	$415.8	$203.7	$146.6	$(3.5)	$1,337.5
Organic growth	(6.6)	24.5	(31.5)	(14.0)	1.0	(26.6)	(2.0)%
Acquisitions/(divestitures), net	0.1	—	—	8.7	—	8.8	0.7%
Foreign currency translation	(25.3)	(64.7)	(12.0)	(1.0)	0.2	(102.8)	(7.7)%
Total change in revenue	(31.8)	(40.2)	(43.5)	(6.3)	1.2	(120.6)	(9.0)%
2015 Revenue	$543.1	$375.6	$160.2	$140.3	$(2.3)	$1,216.9
Reconciliations of organic orders for the three and six months ended June 30, 2015 are provided below:

Three Months Ended June 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2014 Orders	$291.5	$208.9	$98.3	$77.2	$(1.5)	$674.4
Organic growth	(45.2)	10.0	(8.5)	0.3	0.5	(42.9)	(6.4)%
Acquisitions/(divestitures), net	—	—	—	9.2	—	9.2	1.4%
Foreign currency translation	(14.2)	(33.2)	(6.7)	(0.4)	—	(54.5)	(8.1)%
Total change in orders	(59.4)	(23.2)	(15.2)	9.1	0.5	(88.2)	(13.1)%
2015 Orders	$232.1	$185.7	$83.1	$86.3	$(1.0)	$586.2

Six Months Ended June 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2014 Orders	$588.4	$433.5	$201.9	$151.3	$(3.0)	$1,372.1
Organic growth	(66.3)	17.6	(23.6)	(7.2)	0.8	(78.7)	(5.7)%
Acquisitions/(divestitures), net	0.1	—	—	9.2	—	9.3	0.7%
Foreign currency translation	(28.1)	(67.4)	(12.2)	(1.2)	0.1	(108.8)	(8.0)%
Total change in orders	(94.3)	(49.8)	(35.8)	0.8	0.9	(178.2)	(13.0)%
2015 Orders	$494.1	$383.7	$166.1	$152.1	$(2.1)	$1,193.9

■
“adjusted segment operating income” is defined as operating income, adjusted to exclude special items that include, but are not limited to, restructuring and realignment costs, asset impairment charges, transformation costs, repositioning costs, certain acquisition-related expenses, and other unusual or infrequent operating items. Special items represent significant charges or credits that impact current results, but may not be related to the Company's ongoing operations and performance.

Reconciliations of segment operating income to adjusted segment operating income for the three and six months ended June 30, 2015 and 2014 are provided below.

Three Months Ended June 30, 2015	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$41.5	$37.0	$(0.8)	$12.2	$89.9
Restructuring costs	1.1	—	5.5	—	6.6
Other	(1.7)	—	0.2	0.5	(1.0)
Adjusted segment operating income	$40.9	$37.0	$4.9	$12.7	$95.5

Six Months Ended June 30, 2015	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$61.9	$78.0	$4.0	$26.5	$170.4
Restructuring costs	10.0	—	5.3	0.5	15.8
Other	(1.7)	—	0.2	0.5	(1.0)
Adjusted segment operating income	$70.2	$78.0	$9.5	$27.5	$185.2

Three Months Ended June 30, 2014	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$25.4	$34.7	$12.3	$16.2	$88.6
Restructuring costs	2.0	0.2	1.6	—	3.8
Other	—	—	0.9	—	0.9
Adjusted segment operating income	$27.4	$34.9	$14.8	$16.2	$93.3

Six Months Ended June 30, 2014	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$49.7	$74.9	$9.3	$31.7	$165.6
Restructuring costs	2.9	0.2	16.0	—	19.1
Other	(0.4)	—	1.6	—	1.2
Adjusted segment operating income	$52.2	$75.1	$26.9	$31.7	$185.9

■
“adjusted income from continuing operations” and “adjusted income from continuing operations per diluted share” are defined as income from continuing operations attributable to ITT Corporation and income from continuing operations attributable to ITT Corporation per diluted share, adjusted to exclude special items that include, but are not limited to, asbestos-related costs, transformation costs, repositioning costs, restructuring and realignment costs, asset impairment charges, certain acquisition-related expenses, income tax settlements or adjustments, and other unusual or infrequent non-operating items. Special items represent significant charges or credits, on an after-tax basis, that impact current results, but may not be related to the Company's ongoing operations and performance.

A reconciliation of adjusted income from continuing operations, including adjusted income from continuing operations per diluted share, is provided below.

	Three Months		Six Months
For the Periods Ended June 30	2015	2014	2015	2014
Income from continuing operations attributable to ITT Corporation	$140.6	$41.2	$179.3	$74.4
Net asbestos-related (benefit) costs, net of tax	(53.4)	10.0	(43.7)	20.0
Restructuring costs, net of tax	4.7	2.8	13.4	12.5
Tax-related special items(a)	(27.9)	0.2	(25.2)	2.8
Other special items, net of tax	(1.8)	1.2	(1.7)	3.1
Adjusted income from continuing operations	$62.2	$55.4	$122.1	$112.8
Income from continuing operations attributable to ITT Corporation per diluted share	$1.56	$0.44	$1.97	$0.80
Adjusted income from continuing operations per diluted share	$0.69	$0.60	$1.34	$1.21
The special items, presented net of tax, above include an aggregate net tax (expense) benefit of $(29.3), $7.5, $(23.0), and $20.1, respectively, in the 2015 and 2014 periods as presented.

(a)
Tax-related special items for the three and six months ended June 30, 2015 primarily relate to a reduction in the tax on undistributed foreign earnings, uncertain tax positions, and the tax impact of a change in the valuation allowance assessment, in addition to the tax impact of other operating special items. Tax-related special items for the three months ended June 30, 2014 primarily relate to the tax on a deemed distribution of foreign earnings, a change in the foreign valuation allowance assessment and tax basis step-up election in Italy. Tax-related special items for the six months ended June 30, 2014 also include the tax impacts from a change in New York state income tax law.

■
“adjusted free cash flow” is defined as net cash provided by operating activities less capital expenditures, adjusted for cash payments for restructuring actions, transformation costs, repositioning costs, net asbestos cash flows and other significant items that impact current results which management believes are not related to our ongoing operations and performance. Due to other financial obligations and commitments, including asbestos, the entire free cash flow may not be available for discretionary purposes. A reconciliation of adjusted free cash flow is provided below.

For the Six Months Ended June 30	2015	2014
Net cash provided by operating activities	$89.5	$84.3
Capital expenditures(b)	(45.7)	(44.3)
Restructuring cash payments	13.1	9.2
Net asbestos cash flows	6.5	6.9
Transformation, repositioning, and other cash payments	2.3	6.1
Adjusted free cash flow	$65.7	$62.2

(b)
Capital expenditures represent capital expenditures as reported in the Consolidated Condensed Statement of Cash Flows, less capital expenditures associated with transformation and repositioning activities. Capital expenditures associated with transformation and repositioning activities were $0.3 and $1.4 during the six months ended June 30, 2015 and 2014, respectively.

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
During the second quarter of 2015, we remeasured the financial statements of our Venezuelan subsidiary at 197 Bsf to 1 USD  based upon the SIMADI exchange rate which represents the best estimate of what the Company will be able to exchange at in the future. The remeasurement resulted in de minimis impact to our financial statements.

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
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to the uncertainties and variables inherent in the long-term projection of the Company's asbestos exposures and potential recoveries. As of June 30, 2015, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,105.2, including expected legal fees, and an associated asset of $434.3 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $670.9.
Other Matters
The Company has received a civil subpoena from the Department of Defense, Office of the Inspector General requesting documents pertaining to certain products manufactured by the Company’s Interconnect Solutions segment that are purchased or used by the U.S. government. The Company is cooperating with the request. The inquiry is in the early stages and the Company is unable to estimate the timing or outcome of the matter.

ITEM 1A.	RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, "Risk Factors," of our 2014 Annual Report, which are incorporated by reference herein. There has been no material changes with regard to the risk factors disclosed in such report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
4/1/2015 - 4/30/2015	—	—	—	$240.7
5/1/2015 - 5/31/2015	—	—	—	$240.7
6/1/2015 - 6/30/2015	—	—	—	$240.7

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, our Board of Directors approved a three-year $1 billion share repurchase program (2006 Share Repurchase Program). On December 16, 2008, our Board of Directors modified the provisions of the 2006 Share Repurchase Program to replace the original three-year term with an indefinite term. As of June 30, 2015, we had repurchased 18.4 shares for $759.3, including commissions, under the 2006 Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Bornemann in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control (OFAC). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of Euros 1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in either 2014 or 2013, however, Bornemann did pay fees in 2014 of approximately Euros 11 thousand to the German financial institution which is maintaining the Bond.

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
July 31, 2015

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

(101)
The following materials from ITT Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Income Statements, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders' Equity, and (vi) Notes to Consolidated Condensed Financial Statements
Submitted electronically with this report.