Form 10-Q
period 2015-09-30
ITT Corp
filed 2015-10-30
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of October 29, 2015, there were outstanding 89.5 million shares of common stock ($1 par value per share) of the registrant.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the business and future financial results of the industry in which we operate, and other legal, regulatory and economic developments. These forward-looking statements include, but are not limited to, future strategic plans and other statements that describe the company’s business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance.
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
Where in any forward-looking statement we express an expectation or belief as to future results or events, such expectation or belief is based on current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included in our reports filed with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for the year ended December 31, 2014 (particularly under the caption “Risk Factors”), our Quarterly Reports on Form 10-Q (including Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q) and other documents we file from time to time with the SEC.
The forward-looking statements included in this Quarterly Report on Form 10-Q (this Report) speak only as of the date of this Report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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
We make available free of charge at www.itt.com (in the “Investors” section) copies of materials we file with, or furnish to, the SEC. We use the Investor Relations page of our website at www.itt.com (in the "Investors" section) to disclose important information to the public.
Information contained on our website, or that can be accessed through our website, does not constitute a part of this Report. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website. Our corporate headquarters are located at 1133 Westchester Avenue, White Plains, NY 10604 and the telephone number of this location is (914) 641-2000.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED INCOME STATEMENTS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months		Nine Months
For the Periods Ended September 30	2015	2014	2015	2014
Revenue	$601.9	$657.1	$1,818.8	$1,994.6
Costs of revenue	407.0	437.2	1,211.0	1,345.1
Gross profit	194.9	219.9	607.8	649.5
General and administrative expenses	60.2	69.1	186.8	216.3
Sales and marketing expenses	43.1	53.5	139.2	165.1
Research and development expenses	18.0	20.1	55.2	56.4
Asbestos-related benefit, net	(30.3)	(42.5)	(99.7)	(10.8)
Operating income	103.9	119.7	326.3	222.5
Interest and non-operating (income) expenses, net	(4.0)	0.7	(2.5)	2.3
Income from continuing operations before income tax expense	107.9	119.0	328.8	220.2
Income tax expense	11.4	38.0	53.0	63.4
Income from continuing operations	96.5	81.0	275.8	156.8
Income (loss) from discontinued operations, including tax benefit of $19.7, $1.8, $23.7 and $4.8, respectively	34.2	(0.3)	39.3	(4.2)
Net income	130.7	80.7	315.1	152.6
Less: Income attributable to noncontrolling interests	—	0.4	—	1.8
Net income attributable to ITT Corporation	$130.7	$80.3	$315.1	$150.8
Amounts attributable to ITT Corporation:
Income from continuing operations, net of tax	$96.5	$80.6	$275.8	$155.0
Income (loss) from discontinued operations, net of tax	34.2	(0.3)	39.3	(4.2)
Net income	$130.7	$80.3	$315.1	$150.8
Earnings (loss) per share attributable to ITT Corporation:
Basic:
Continuing operations	$1.08	$0.88	$3.07	$1.69
Discontinued operations	0.38	—	0.44	(0.04)
Net income	$1.46	$0.88	$3.51	$1.65
Diluted:
Continuing operations	$1.07	$0.87	$3.04	$1.67
Discontinued operations	0.38	(0.01)	0.43	(0.05)
Net income	$1.45	$0.86	$3.47	$1.62
Weighted average common shares – basic	89.4	91.6	89.9	91.5
Weighted average common shares – diluted	90.3	92.9	90.8	92.9
Cash dividends declared per common share	$0.1183	$0.11	$0.3549	$0.33
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months		Nine Months
For the Periods Ended September 30	2015	2014	2015	2014
Net income	$130.7	$80.7	$315.1	$152.6
Other comprehensive income (loss):
Net foreign currency translation adjustment	(24.4)	(53.3)	(72.2)	(54.2)
Net change in postretirement benefit plans, net of tax impacts of $0.1, $10.8, $0.5 and $11.4, respectively	0.8	19.0	1.9	20.3
Other comprehensive loss	(23.6)	(34.3)	(70.3)	(33.9)
Comprehensive income	107.1	46.4	244.8	118.7
Less: Comprehensive income attributable to noncontrolling interests	—	0.4	—	1.8
Comprehensive income attributable to ITT Corporation	$107.1	$46.0	$244.8	$116.9
Disclosure of reclassification and other adjustments to postretirement benefit plans
Reclassification adjustments (see Note 14):
Amortization of prior service benefit, net of tax expense of $(1.2), $(0.6), $(3.0) and $(1.5), respectively	$(1.4)	$(0.8)	$(4.6)	$(2.5)
Amortization of net actuarial loss, net of tax benefits of $1.3, $0.8, $3.5 and $2.4, respectively	2.2	1.6	6.5	4.6
Other adjustments:
Unrealized change in net actuarial loss, net of tax expense of $0.0, $10.6, $0.0 and $10.6, respectively	—	18.2	—	18.2
Net change in postretirement benefit plans, net of tax	$0.8	$19.0	$1.9	$20.3
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$504.9	$584.0
Receivables, net	567.8	500.1
Inventories, net	299.7	302.3
Other current assets	198.7	249.8
Total current assets	1,571.1	1,636.2
Plant, property and equipment, net	414.4	443.9
Goodwill	622.7	632.1
Other intangible assets, net	106.6	91.4
Asbestos-related assets	342.4	374.0
Deferred income taxes	272.5	304.1
Other non-current assets	148.6	149.8
Total non-current assets	1,907.2	1,995.3
Total assets	$3,478.3	$3,631.5
Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper	$10.5	$—
Accounts payable	291.9	309.6
Accrued liabilities	414.8	465.8
Total current liabilities	717.2	775.4
Asbestos-related liabilities	961.2	1,116.6
Postretirement benefits	238.8	249.7
Other non-current liabilities	194.2	269.5
Total non-current liabilities	1,394.2	1,635.8
Total liabilities	2,111.4	2,411.2
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share (104.5 and 104.3 shares issued, respectively)
Outstanding – 89.5 shares and 91.0 shares, respectively	89.5	91.0
Retained earnings	1,665.3	1,445.1
Total accumulated other comprehensive loss	(391.5)	(321.2)
Total ITT Corporation shareholders' equity	1,363.3	1,214.9
Noncontrolling interests	3.6	5.4
Total shareholders’ equity	1,366.9	1,220.3
Total liabilities and shareholders’ equity	$3,478.3	$3,631.5
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Nine Months Ended September 30	2015	2014
Operating Activities
Net income	$315.1	$152.6
Less: Income (loss) from discontinued operations	39.3	(4.2)
Less: Income attributable to noncontrolling interests	—	1.8
Income from continuing operations attributable to ITT Corporation	275.8	155.0
Adjustments to income from continuing operations:
Depreciation and amortization	63.1	64.2
Stock-based compensation	11.1	10.8
Asbestos-related benefit, net	(99.7)	(10.8)
Asbestos-related payments, net	(15.2)	(8.9)
Changes in assets and liabilities:
Change in receivables	(77.2)	(93.5)
Change in inventories	(6.3)	(6.3)
Change in accounts payable	(0.4)	1.2
Change in accrued expenses	(26.1)	4.1
Change in accrued and deferred income taxes	21.9	5.0
Other, net	0.1	11.1
Net Cash – Operating activities	147.1	131.9
Investing Activities
Capital expenditures	(64.2)	(74.4)
Acquisitions, net of cash acquired	(53.5)	(2.8)
Purchases of investments	(73.0)	(165.1)
Maturities of investments	68.2	207.0
Proceeds from sale of businesses and other assets	8.6	3.4
Proceeds from insurance recovery	2.5	—
Other, net	—	(0.6)
Net Cash – Investing activities	(111.4)	(32.5)
Financing Activities
Short-term debt, net	10.5	(38.0)
Long-term debt, repaid	(2.1)	(1.2)
Repurchase of common stock	(83.9)	(25.5)
Proceeds from issuance of common stock	5.5	14.3
Dividends paid	(21.6)	(20.4)
Excess tax benefit from equity compensation activity	3.2	8.4
Other, net	(1.8)	(1.5)
Net Cash – Financing activities	(90.2)	(63.9)
Exchange rate effects on cash and cash equivalents	(23.9)	(15.1)
Net Cash – Operating activities of discontinued operations	(0.7)	(5.1)
Net change in cash and cash equivalents	(79.1)	15.3
Cash and cash equivalents – beginning of year	584.0	507.3
Cash and cash equivalents – end of period	$504.9	$522.6
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$1.0	$1.1
Income taxes, net of refunds received	$24.7	$47.8
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN MILLIONS)

	Three Months		Nine Months
For the Periods Ended September 30	2015	2014	2015	2014
Common Stock
Common stock, beginning balance	$89.4	$91.6	$91.0	$91.0
Activity from stock incentive plans	0.1	0.2	0.6	1.1
Share repurchases	—	(0.2)	(2.1)	(0.5)
Common stock, ending balance	89.5	91.6	89.5	91.6
Retained Earnings
Retained earnings, beginning balance	1,540.9	1,381.0	1,445.1	1,320.3
Net income attributable to ITT Corporation	130.7	80.3	315.1	150.8
Dividends declared	(10.6)	(10.2)	(32.1)	(30.4)
Activity from stock incentive plans	4.5	8.7	19.0	32.4
Share repurchases	(0.2)	(10.3)	(81.8)	(25.0)
Purchase of noncontrolling interest	—	—	—	1.4
Retained earnings, ending balance	1,665.3	1,449.5	1,665.3	1,449.5
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance	(143.1)	(127.9)	(144.2)	(129.2)
Net change in postretirement benefit plans	0.8	19.0	1.9	20.3
Postretirement benefit plans, ending balance	(142.3)	(108.9)	(142.3)	(108.9)
Cumulative translation adjustment, beginning balance	(224.5)	(81.7)	(176.7)	(80.8)
Net cumulative translation adjustment	(24.4)	(53.3)	(72.2)	(54.2)
Cumulative translation adjustment, ending balance	(248.9)	(135.0)	(248.9)	(135.0)
Unrealized loss on investment securities, beginning balance	(0.3)	(0.3)	(0.3)	(0.3)
Unrealized loss on investment securities, ending balance	(0.3)	(0.3)	(0.3)	(0.3)
Total accumulated other comprehensive loss	(391.5)	(244.2)	(391.5)	(244.2)
Noncontrolling interests
Noncontrolling interests, beginning balance	5.4	4.4	5.4	5.9
Income attributable to noncontrolling interests	—	0.4	—	1.8
Dividend to noncontrolling interest shareholders	(1.8)	—	(1.8)	—
Purchase of noncontrolling interest	—	—	—	(2.9)
Noncontrolling interests, ending balance	3.6	4.8	3.6	4.8
Total Shareholders' Equity
Total shareholders' equity, beginning balance	1,267.8	1,267.1	1,220.3	1,206.9
Net change in common stock	0.1	—	(1.5)	0.6
Net change in retained earnings	124.4	68.5	220.2	129.2
Net change in accumulated other comprehensive loss	(23.6)	(34.3)	(70.3)	(33.9)
Net change in noncontrolling interests	(1.8)	0.4	(1.8)	(1.1)
Total shareholders' equity, ending balance	$1,366.9	$1,301.7	$1,366.9	$1,301.7
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
On October 31, 2011, ITT completed the tax-free spin-off of its Defense and Information Solutions business, Exelis Inc. (Exelis), and its water-related businesses, Xylem Inc. (Xylem) by way of a distribution of all of the issued and outstanding shares of Exelis common stock and Xylem common stock, on a pro rata basis, to ITT shareholders of record on October 17, 2011. This transaction is referred to in this Report as the “2011 spin-off.” On May 29, 2015, Harris Corporation acquired Exelis.
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
ITT's quarterly financial periods end on the Saturday that is generally closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. For ease of presentation, the quarterly financial statements included herein are described as ending on the last day of the calendar quarter.

NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all accounting standard updates (ASUs). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
Accounting Pronouncements Not Yet Adopted
In July 2015, the Financial Accounting Standards Board (FASB) amended the existing accounting standards for inventory, requiring that an entity measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendment applies to all inventory that is measured using a method other than last-in, first-out (LIFO) or the retail inventory method. The new guidance will be effective for the Company beginning in its first quarter of 2017 and will be applied prospectively. The adoption of this amendment is not expected to have a material impact to ITT's financial statements.
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
Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as asbestos and environmental liabilities, that are managed at a corporate level and are not included in segment results when evaluating performance or allocating resources. Assets of the segments exclude general corporate assets, which principally consist of cash, investments, asbestos-related assets and certain property, plant and equipment.

	Revenue		Operating Income (Loss)		Operating Margin
Three Months Ended September 30	2015	2014	2015	2014	2015	2014
Industrial Process	$270.6	$292.7	$34.0	$31.0	12.6%	10.6%
Motion Technologies	179.9	197.0	33.0	36.5	18.3%	18.5%
Interconnect Solutions	82.8	98.4	3.6	11.2	4.3%	11.4%
Control Technologies	69.8	70.7	14.0	15.7	20.1%	22.2%
Total segment results	603.1	658.8	84.6	94.4	14.1%	14.4%
Asbestos-related benefit, net	—	—	30.3	42.5	—	—
Eliminations / Other corporate costs	(1.2)	(1.7)	(11.0)	(17.2)	—	—
Total Eliminations / Corporate and Other costs	(1.2)	(1.7)	19.3	25.3	—	—
Total	$601.9	$657.1	$103.9	$119.7	17.3%	18.2%

	Revenue		Operating Income (Loss)		Operating Margin
Nine Months Ended September 30	2015	2014	2015	2014	2015	2014
Industrial Process	$813.7	$867.6	$95.9	$80.7	11.8%	9.3%
Motion Technologies	555.5	612.8	111.0	111.4	20.0%	18.2%
Interconnect Solutions	243.0	302.1	7.6	20.5	3.1%	6.8%
Control Technologies	210.1	217.3	40.5	47.4	19.3%	21.8%
Total segment results	1,822.3	1,999.8	255.0	260.0	14.0%	13.0%
Asbestos-related benefit, net	—	—	99.7	10.8	—	—
Eliminations / Other corporate costs	(3.5)	(5.2)	(28.4)	(48.3)	—	—
Total Eliminations / Corporate and Other costs	(3.5)	(5.2)	71.3	(37.5)	—	—
Total	$1,818.8	$1,994.6	$326.3	$222.5	17.9%	11.2%

	Total Assets		Capital Expenditures		Depreciation & Amortization
Nine Months Ended September 30	2015	2014(a)	2015	2014	2015	2014
Industrial Process	$1,114.5	$1,152.3	$13.0	$26.5	$20.9	$21.3
Motion Technologies	449.4	450.1	28.7	32.5	20.5	21.9
Interconnect Solutions	368.6	365.4	15.6	8.5	7.9	8.9
Control Technologies	380.8	334.1	4.3	1.3	9.1	7.5
Corporate and Other	1,165.0	1,329.6	2.6	5.6	4.7	4.6
Total	$3,478.3	$3,631.5	$64.2	$74.4	$63.1	$64.2

(a)	Amounts reflect balances as of December 31, 2014.

NOTE 4
RESTRUCTURING ACTIONS
The table below summarizes the restructuring costs presented within general and administrative expenses in our Consolidated Condensed Income Statements for the three and nine months ended September 30, 2015 and 2014.

	Three Months		Nine Months
For the Periods Ended September 30	2015	2014	2015	2014
Severance costs	$1.1	$2.2	$16.2	$18.8
Asset write-offs	0.7	—	0.7	1.3
Other restructuring costs	—	0.9	0.9	2.1
Total restructuring costs	$1.8	$3.1	$17.8	$22.2
By segment:
Industrial Process	$0.6	$1.6	$10.6	$4.5
Motion Technologies	—	0.1	—	0.3
Interconnect Solutions	0.9	0.4	6.2	16.4
Control Technologies	0.3	—	0.8	—
Corporate and Other	—	1.0	0.2	1.0
The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Condensed Balance Sheet within accrued liabilities, for the nine months ended September 30, 2015 and 2014.

For the Nine Months Ended September 30	2015	2014
Restructuring accruals - beginning balance	$21.9	$14.7
Restructuring costs	17.8	22.2
Cash payments	(19.5)	(13.0)
Asset write-offs	(0.7)	(1.3)
Foreign exchange translation and other	(0.3)	(0.5)
Restructuring accrual - ending balance	$19.2	$22.1
By accrual type:
Severance accrual	$18.2	$20.0
Facility carrying and other costs accrual	1.0	2.1
2015 Interconnect Solutions Restructuring Actions
In May 2015, we announced a restructuring action for the Company's Interconnect Solutions (ICS) segment to reduce overall costs and better align the segment with current market conditions. The Company expects to incur cash restructuring costs, principally involuntary severance, of approximately $12 for 110 employees, which represents 6% of the ICS global workforce. The Company expects to substantially complete these actions in the next twelve months. The following table provides a rollforward of the restructuring accruals associated with the 2015 ICS restructuring action.

For the Nine Months Ended September 30	2015
Restructuring accruals - beginning balance	$—
Restructuring costs	6.4
Cash payments	(4.8)
Restructuring accruals - ending balance	$1.6

2015 Industrial Process Restructuring Actions
In March 2015, we announced a series of restructuring actions in the Company's Industrial Process segment related to a strategic reorganization of the business and to achieve efficiencies and reduce the overall cost structure. The Company expects to incur cash restructuring costs, principally involuntary severance costs of approximately $15 to $16 and other non-cash restructuring costs of approximately $2 in aggregate related to this action. The costs incurred during the nine months ended September 30, 2015 primarily relate to employee severance for approximately 200 planned headcount reductions. We expect to incur the remaining restructuring costs of approximately $6 to $7 over the next 3 to 6 months related to this action. The following table provides a rollforward of the restructuring accruals associated with the 2015 Industrial Process restructuring actions.

For the Nine Months Ended September 30	2015
Restructuring accruals - beginning balance	$—
Restructuring costs	10.6
Cash payments	(3.1)
Asset write-offs	(0.7)
Restructuring accruals - ending balance	$6.8
2013 / 2014 Interconnect Solutions Restructuring Actions
In 2013, we initiated a comprehensive restructuring plan to improve the overall cost structure of the Company's ICS segment, including the transition of certain production lines from one location to another existing lower cost manufacturing site. During 2015, we reversed $0.2 of a previously estimated restructuring liability and made cash payments of $7.3, resulting in a remaining liability of $9.4 as of September 30, 2015. The remaining liability, which is primarily related to employee severance, is expected to be fully satisfied over the next 18 months. We do not expect to incur any additional charges related to this restructuring action.
NOTE 5
INCOME TAXES
For the three months ended September 30, 2015 and 2014, the Company recognized income tax expense of $11.4 and $38.0, respectively, representing an effective tax rate of 10.6% and 31.9%, respectively. For the nine months ended September 30, 2015 and 2014, the Company recognized income tax expense of $53.0 and $63.4, respectively, representing an effective tax rate of 16.1% and 28.8%, respectively. The lower effective tax rate in 2015 is primarily resulting from the settlement of a U.S. income tax audit and the release of the valuation allowance on certain net deferred tax assets in China due to positive income in recent years. The Company continues to benefit from earnings eligible for a tax holiday in South Korea, as well as a larger mix of earnings in non-U.S. jurisdictions with favorable tax rates.
During the third quarter, the Company effectively settled the U.S. income tax audit for tax years 2009-2011. The Company recorded a tax benefit of $18.0 in continuing operations, which includes a net tax benefit of $8.0 from favorable audit adjustments and $10.0 from the recognition of previously unrecognized tax positions. In addition, this U.S. income tax audit resulted in tax benefit of $20.9 related to discontinued operations, which includes net tax expense of $17.4 from unfavorable audit adjustments and a tax benefit of $38.3 from the recognition of previously unrecognized tax positions. In accordance with the existing Tax Matters Agreement entered into between the Company, Exelis, and Xylem in connection with the 2011 spin-off (the Tax Matters Agreement), the Company is entitled to reimbursement for a portion of the tax liability and has recorded a receivable of $1.6 and $13.2 in continuing and discontinued operations, respectively.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, Germany, Hong Kong, Italy, Mexico, South Korea, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $17.7 due to changes in audit status, expiration of statutes of limitations and other events. The settlement of any future examinations could result in changes in amounts attributable to the Company under its existing Tax Matters Agreement with Exelis and Xylem.

NOTE 6
EARNINGS PER SHARE
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT for the three and nine months ended September 30, 2015 and 2014.

	Three Months		Nine Months
For the Periods Ended September 30	2015	2014	2015	2014
Basic weighted average common shares outstanding	89.4	91.6	89.9	91.5
Add: Dilutive impact of outstanding equity awards	0.9	1.3	0.9	1.4
Diluted weighted average common shares outstanding	90.3	92.9	90.8	92.9
The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 because they were anti-dilutive.

	Three Months		Nine Months
For the Periods Ended September 30	2015	2014	2015	2014
Anti-dilutive stock options	0.4	0.2	0.4	0.2
Average exercise price	$42.42	$43.51	$42.53	$43.51
Year(s) of expiration	2024 - 2025	2024	2024 - 2025	2024
In addition, 0.2 of outstanding return on invested capital (ROIC) awards were excluded from the computation of diluted earnings per share for both the three and nine months ended September 30, 2015 and 2014 respectively, as the necessary performance conditions have not been yet been satisfied.
NOTE 7
RECEIVABLES, NET

	September 30, 2015	December 31, 2014
Trade accounts receivable	$535.6	$476.8
Notes receivable	3.2	6.1
Other	43.2	30.5
Receivables, gross	582.0	513.4
Less: Allowance for doubtful accounts	(14.2)	(13.3)
Receivables, net	$567.8	$500.1
NOTE 8
INVENTORIES, NET

	September 30, 2015	December 31, 2014
Finished goods	$62.6	$70.5
Work in process	68.0	59.9
Raw materials	155.9	148.5
Inventoried costs related to long-term contracts	51.4	61.4
Total inventory before progress payments	337.9	340.3
Less: Progress payments	(38.2)	(38.0)
Inventories, net	$299.7	$302.3

NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS

	September 30, 2015	December 31, 2014
Asbestos-related assets	$74.5	$102.4
Current deferred income taxes	58.4	56.2
Short-term investments	10.3	5.4
Prepaid income taxes	10.6	25.9
Other	44.9	59.9
Other current assets	$198.7	$249.8
Other employee benefit-related assets	$92.0	$93.0
Capitalized software costs	29.2	26.8
Other	27.4	30.0
Other non-current assets	$148.6	$149.8
NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET

	September 30, 2015	December 31, 2014
Land and improvements	$22.0	$24.0
Machinery and equipment	871.9	870.3
Buildings and improvements	222.5	228.8
Furniture, fixtures and office equipment	64.3	65.8
Construction work in progress	34.3	44.5
Other	6.2	7.8
Plant, property and equipment, gross	1,221.2	1,241.2
Less: Accumulated depreciation	(806.8)	(797.3)
Plant, property and equipment, net	$414.4	$443.9
Depreciation expense of $16.4 and $50.4 and $18.5 and $52.2 was recognized in the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, respectively.
NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the nine months ended September 30, 2015 by segment.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total
Goodwill - December 31, 2014	$331.9	$43.9	$71.2	$185.1	$632.1
Acquired	—	—	—	13.3	13.3
Allocated to Divestiture	—	—	—	(2.7)	(2.7)
Foreign currency	(14.7)	(3.6)	(1.7)	—	(20.0)
Goodwill - September 30, 2015	$317.2	$40.3	$69.5	$195.7	$622.7
Goodwill acquired during 2015 relates to the Hartzell Aerospace acquisition. Refer to Note 18, Acquisitions, for additional information.

Goodwill of $2.7 was written-off during the second quarter of 2015 in connection with the sale of an industrial product line within our Control Technologies segment that occurred in June 2015. The sale of this product line resulted in a net gain of $0.1, which included the allocation of this goodwill.
Other Intangible Assets, Net

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$96.3	$(41.4)	$54.9	$83.1	$(38.3)	$44.8
Proprietary technology	35.3	(11.0)	24.3	28.1	(9.9)	18.2
Patents and other	8.7	(6.2)	2.5	15.2	(13.1)	2.1
Finite-lived intangible total	140.3	(58.6)	81.7	126.4	(61.3)	65.1
Indefinite-lived intangibles	24.9	—	24.9	26.3	—	26.3
Other Intangible Assets	$165.2	$(58.6)	$106.6	$152.7	$(61.3)	$91.4
The fair value of intangible assets acquired in connection with the purchase of Hartzell Aerospace, based on a preliminary valuation, included $17.1 of customer relationships, $9.6 of proprietary technology, and $1.9 of backlog. These intangible assets will be amortized straight-line over their estimated useful lives of 20 years, 20 years, and 12 months, respectively. See Note 18, Acquisitions, for additional information.
Amortization expense related to finite-lived intangible assets was $3.0 and $8.7 and $2.5 and $8.8 for the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, respectively.
NOTE 12
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	September 30, 2015	December 31, 2014
Compensation and other employee-related benefits	$146.8	$176.5
Asbestos-related liabilities	87.6	106.6
Customer-related liabilities	41.7	41.3
Accrued income taxes and other tax-related liabilities	39.8	28.0
Environmental liabilities and other legal matters	27.0	31.6
Accrued restructuring	19.2	21.9
Accrued warranty costs	22.2	29.4
Other accrued liabilities	30.5	30.5
Accrued liabilities	$414.8	$465.8
Deferred income taxes and other tax-related accruals	$53.9	$112.2
Environmental liabilities	69.0	80.2
Compensation and other employee-related benefits	35.2	38.6
Other	36.1	38.5
Other non-current liabilities	$194.2	$269.5
NOTE 13
COMMERCIAL PAPER
Commercial paper outstanding as of September 30, 2015 was $10.5, with an associated weighted average interest rate of 0.68% and maturity terms less than one month from the date of issuance. There was no commercial paper outstanding as of December 31, 2014.

NOTE 14
POSTRETIREMENT BENEFIT PLANS
The following tables provide the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three and nine months ended September 30, 2015 and 2014.

	2015			2014
Three Months Ended September 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$1.4	$0.3	$1.7	$1.2	$0.5	$1.7
Interest cost	3.6	1.4	5.0	3.9	2.0	5.9
Expected return on plan assets	(5.1)	(0.2)	(5.3)	(5.1)	(0.2)	(5.3)
Amortization of prior service cost (benefit)	0.2	(2.8)	(2.6)	0.1	(1.5)	(1.4)
Amortization of net actuarial loss	2.2	1.3	3.5	1.6	0.8	2.4
Total net periodic benefit cost	$2.3	$—	$2.3	$1.7	$1.6	$3.3

	2015			2014
Nine Months Ended September 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$4.0	$0.7	$4.7	$3.7	$1.4	$5.1
Interest cost	10.7	3.8	14.5	11.7	5.9	17.6
Expected return on plan assets	(15.3)	(0.6)	(15.9)	(15.5)	(0.5)	(16.0)
Amortization of prior service cost (benefit)	0.7	(8.3)	(7.6)	0.5	(4.5)	(4.0)
Amortization of net actuarial loss	6.5	3.5	10.0	4.7	2.3	7.0
Total net periodic benefit cost	$6.6	$(0.9)	$5.7	$5.1	$4.6	$9.7
We made contributions to our global postretirement plans of $8.2 and $7.7 during the nine months ended September 30, 2015 and 2014, respectively. We expect to make additional contributions of approximately $2 to $5 during the remainder of 2015, principally related to our other postretirement employee benefit plans.
Amortization from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss was $0.8 and $1.9, and $0.8 and $2.1, net of tax, during the three and nine months ended September 30, 2015 and 2014, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.
NOTE 15
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses. The following table provides the components of LTIP costs for the three and nine months ended September 30, 2015 and 2014.

	Three Months		Nine Months
For the Periods Ended September 30	2015	2014	2015	2014
Equity based awards	$4.2	$4.0	$11.1	$10.8
Liability-based awards	(0.1)	1.0	0.8	2.9
Total share-based compensation expense	$4.1	$5.0	$11.9	$13.7
At September 30, 2015, there was estimated unrecognized compensation cost of $25.8 related to unvested equity-based awards that is expected to be recognized ratably over a weighted-average period of 2.1 years, and $2.4 related to unvested liability-based awards that are expected to be recognized ratably over a weighted-average period of 2.0 years.

Year-to-Date 2015 LTIP Activity
The majority of our LTIP activity occurs during the first quarter of each year. The majority of LTIP grants occurred on February 25, 2015. During the nine months ended September 30, 2015, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Grant Date Fair Value
Non-qualified stock options (NQOs)	0.2	$11.23
Restricted stock units (RSUs)	0.3	$40.93
Total shareholder return (TSR) awards	0.1	$45.67
Return on invested capital (ROIC) awards	0.1	$40.12
The NQOs vest either on the completion of a three-year service period or annually in three equal installments, as determined by employee level, and have a ten-year expiration period. RSUs, TSR awards, and ROIC awards vest on the completion of a three-year service period.
During the nine months ended September 30, 2015 and 2014, 0.3 and 0.8 NQOs were exercised resulting in proceeds of $5.5 and $14.3, respectively. In addition, RSUs of 0.3 vested and were issued during both nine month periods ended September 30, 2015 and 2014, respectively.
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
NOTE 16
CAPITAL STOCK
On October 27, 2006, a three-year $1 billion share repurchase program was approved by the Board of Directors (2006 Share Repurchase Program). On December 16, 2008, the provisions of the 2006 Share Repurchase Program were modified by the Board of Directors to replace the original three-year term with an indefinite term. We repurchased 2.0 and 0.4 shares of common stock for $80.0 and $20.0 during the nine months ended September 30, 2015 and 2014, respectively, under this program. To date, under the 2006 Share Repurchase Program, the Company has repurchased 18.4 shares for $759.3.
Separate from the 2006 Share Repurchase Program, the Company repurchased 0.1 shares and 0.1 shares for an aggregate price of $3.9 and $5.5, during the nine months ended September 30, 2015 and 2014, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units.

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
Asbestos Matters
ITT, including its subsidiary Goulds Pumps, Inc. (Goulds Pumps), has been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by us or our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of September 30, 2015, there were 38 thousand pending active claims against ITT, including Goulds Pumps, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

For the Nine Months Ended September 30 (in thousands)	2015	2014
Pending claims – Beginning	62	79
New claims	3	3
Settlements	(1)	(2)
Dismissals	(26)	(12)
Pending claims – Ending	38	68
Pending inactive claims(a)	—	18
Pending active claims	38	50

(a)
Inactive claims represent pending claims in Mississippi filed in 2004 or prior, which have been excluded from our asbestos measurement because the plaintiffs cannot demonstrate a significant compensable loss. As such, management believes these claims have little-to-no value. As of September 30, 2015, all inactive claims have been dismissed.

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
Based on the results of this study, in the third quarter of 2015, we decreased our estimated undiscounted asbestos liability, including legal fees, by $52.7, reflecting a decrease in costs the company estimates will be incurred to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The decrease in our estimated liability is a result of several developments, including favorable experience in the ratio of dismissed claims versus settled claims and lower settlement values. These favorable factors were offset in part by an increasing number of cases expected to be adjudicated. Further, in the third quarter of 2015, the Company decreased its estimated asbestos-related assets by $7.9, primarily due to the decrease in the estimated liability.
Further, in the third quarter of 2015, ITT entered into a settlement agreement with an insurer to settle responsibility for certain insured claims, resulting in a benefit of $1.2.
During the second quarter of 2015, the Company changed its asbestos defense strategy and retained a single firm to defend the Company in all asbestos litigation. This long-term strategy streamlines the Company’s management of cases and significantly reduces defense costs. Our agreement with the defense firm is currently limited to a certain set of claims and the remaining claims are expected to be transitioned to the firm within the next four years. Based on the terms of the agreement, the Company adjusted its asbestos liability and related assets in the second quarter of 2015 and recognized a net benefit of $100.7 for the revised estimate of the cost to defend pending claims and claims expected to be filed over the next 10 years.
In addition to the charges associated with our annual remeasurement, we record a net asbestos charge each quarter to maintain a rolling 10-year forecast period. The table below summarizes the total net asbestos charges for the three and nine months ended September 30, 2015 and 2014.

	Three Months		Nine Months
For the Periods Ended September 30	2015	2014	2015	2014
Asbestos provision	$15.7	$16.3	$47.0	$48.0
Defense cost adjustment	—	—	(100.7)	—
Net asbestos remeasurement	(44.8)	(58.8)	(44.8)	(58.8)
Settlement agreement	(1.2)	—	(1.2)	—
Asbestos-related (benefit) costs, net	$(30.3)	$(42.5)	$(99.7)	$(10.8)

Changes in Financial Position
The Company's estimated asbestos exposure, net of expected recoveries, for the resolution of all pending claims and claims estimated to be filed in the next 10 years was $631.9 and $746.8 as of September 30, 2015 and December 31, 2014, respectively. The following table provides a rollforward of the estimated asbestos liability and related assets for the nine months ended September 30, 2015.

	Liability	Asset	Net
Balance as of December 31, 2014	$1,223.2	$476.4	$746.8
Asbestos provision	54.8	7.8	47.0
Defense cost adjustment	(124.2)	(23.5)	(100.7)
Asbestos remeasurement	(52.7)	(7.9)	(44.8)
Settlement agreement	—	1.2	(1.2)
Net cash activity	(52.3)	(37.1)	(15.2)
Balance as of September 30, 2015	$1,048.8	$416.9	$631.9
Current portion	$87.6	$74.5
Noncurrent portion	$961.2	$342.4
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
The following table provides a rollforward of the estimated environmental liability and related assets for the nine months ended September 30, 2015.

	Liability	Asset	Net
Balance as of December 31, 2014	$89.9	$7.7	$82.2
Change in estimates for pre-existing accruals
Continuing operations	1.4	0.3	1.1
Discontinued operations	(2.8)	(0.9)	(1.9)
Accruals added during the period for new matters	—	—	—
Net cash activity	(9.1)	(0.4)	(8.7)
Foreign currency	(0.4)	—	(0.4)
Balance as of September 30, 2015	$79.0	$6.7	$72.3
We are currently involved with 53 active environmental investigation and remediation sites. At September 30, 2015, we have estimated the potential high-end liability range of environmental-related matters to be $136.
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

NOTE 18
ACQUISITIONS
Hartzell Aerospace
On March 31, 2015, we completed the acquisition of Hartzell Aerospace for a purchase price of $53.5 that was funded through additional commercial paper borrowings. Hartzell Aerospace, which reported 2014 revenues of $34, designs and manufactures products to support aerospace applications, featuring a differentiated portfolio of environmental control system components and an established aftermarket business. Hartzell Aerospace employs approximately 240 employees at its two facilities in California. The acquisition is being reported within the Control Technologies segment and complements the ITT aerospace growth platform, with customer and sales channel alignment and key high-growth and next-generation platform expansion opportunities.
The allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The aggregate estimated fair value of customer relationships, proprietary technology, and backlog was $17.1, $9.6 and $1.9, respectively. Other assets acquired and liabilities assumed, net, as part of the acquisition were $11.6 and primarily related to working capital balances. The excess of the purchase price over the estimated fair value of net assets acquired of $13.3 was recorded as goodwill (which is expected to be deductible for income tax purposes). All of the goodwill has been assigned to the Control Technologies segment.
Our financial statements include the results of operations and cash flows from Hartzell Aerospace, prospectively from the acquisition date; however, these results were not material and accordingly, pro forma results of operations have not been presented.
NOTE 19
SUBSEQUENT EVENTS
On October 5, 2015, we completed the acquisition of Wolverine Automotive Holdings Inc., the parent company of Wolverine Advanced Materials LLC (Wolverine). Wolverine is a manufacturer of customized technologies for automotive braking systems and specialized sealing solutions for harsh operating environments across a range of industries. The purchase price of $300, net of cash acquired, was funded through a combination of cash and a $200 borrowing from our revolving credit facility. Wolverine has approximately 500 employees globally and reported 2014 revenues of $154, including $17 of sales to ITT. The acquisition will be reported within the Motion Technologies segment.

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
DISCUSSION OF FINANCIAL RESULTS
Three and Nine Months Ended September 30

	Three Months				Nine Months
For the Periods Ended September 30	2015	2014	Change		2015	2014	Change
Revenue	$601.9	$657.1	(8.4%)		$1,818.8	$1,994.6	(8.8%)
Gross profit	194.9	219.9	(11.4%)		607.8	649.5	(6.4%)
Gross margin	32.4%	33.5%	(110	)bp	33.4%	32.6%	80	bp
Operating expenses	91.0	100.2	(9.2%)		281.5	427.0	(34.1%)
Expense to revenue ratio	15.1%	15.2%	(10	)bp	15.5%	21.4%	(590	)bp
Operating income	103.9	119.7	(13.2%)		326.3	222.5	46.7%
Operating margin	17.3%	18.2%	(90	)bp	17.9%	11.2%	670	bp
Interest and non-operating (income) expenses, net	(4.0)	0.7	(671.4%)		(2.5)	2.3	(208.7%)
Income tax expense	11.4	38.0	(70.0%)		53.0	63.4	(16.4%)
Effective tax rate	10.6%	31.9%	(2,130	)bp	16.1%	28.8%	(1,270	)bp
Income from continuing operations attributable to ITT Corporation	96.5	80.6	19.7%		275.8	155.0	77.9%
Income (loss) from discontinued operations, net of tax	34.2	(0.3)	(a)		39.3	(4.2)	(a)
Net income attributable to ITT Corporation	130.7	80.3	62.8%		315.1	150.8	109.0%
(a) The percentage change was intentionally excluded as the resulting figure is not considered meaningful.
All comparisons included within Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three or nine month periods ended September 30, 2014, unless stated otherwise.

Executive Summary
During the third quarter of 2015, we recognized revenue of $601.9 reflecting a decrease of $55.2, or 8.4%, primarily related to the impact of unfavorable foreign currency translation of $50.8. Organic revenue also reflects adjustments to revenue related to our Hartzell Aerospace acquisition and an industrial product line divestiture in our Control Technologies business. On an organic basis, revenue decreased 1.8% compared to the prior year, primarily due to slowing global general industrial market conditions, which negatively impacted both our Interconnect Solutions segment, as well as our components businesses within Control Technologies. These declines were coupled with the ongoing global weakness in the oil and gas market affecting capital spending levels which impacted both our Industrial Process and Interconnect Solutions segments, as well as weak KONI rail shipments during the quarter. The decline in revenue was partially offset by strength from our Motion Technologies segment due to improved global production rates and share gains in key OEM automotive geographies, coupled with increased independent aftermarket volumes.
Orders received during the third quarter of 2015 were $530.4 reflecting a decrease of $158.3, or 23.0%, including a $49.6 unfavorable impact from foreign currency translation. Organic orders declined 16.7%, primarily reflecting the current weakness in the oil and gas market as compared to the third quarter of 2014 which marked one of the highest quarterly order totals for the Industrial Process segment. The decline during the third quarter of 2015 also reflects softness in our commercial and aftermarket aerospace orders in the Control Technologies segment and continued connector weakness across each of the key end markets. The impact of these challenging conditions was partially offset by continued growth from new global OEM automotive platform wins.
Operating income for the third quarter of 2015 decreased $15.8, or 13.2%, versus the prior year, reflecting a lower benefit from asbestos-related matters of $12.2, an unfavorable impact of approximately $10 related to foreign currency fluctuations, continued operational disruptions at our Interconnect Solutions segment associated with our North American footprint transition with an unfavorable impact of approximately $7, and pricing headwinds. The impact of these items was partially offset by strong net operating productivity from our ongoing Lean transformation, significant restructuring benefits from the actions taken at Industrial Process and Interconnect Solutions, and our focused cost containment efforts at the corporate and segment levels.
Income from continuing operations during the third quarter of 2015 was $96.5, or $1.07 per diluted share, representing an increase of $15.9, or $0.20 per diluted share, which reflects a favorable impact from the completion of a U.S. federal tax audit, the benefit from a lower effective tax rate, and lower outstanding shares due to our first quarter 2015 share repurchases, in addition to the items noted above. Adjusted income from continuing operations, a non-GAAP measure, was $56.9, or $0.63 per diluted share, for the third quarter of 2015, reflecting a $4.8, or 7.8% decrease, compared to the prior year.
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled "Key Performance Indicators and Non-GAAP Measures" for reconciliations between GAAP and non-GAAP metrics.

REVENUE

For the Three Months Ended September 30	2015	2014	Change	Organic Revenue Growth(a)
Revenue by segment:
Industrial Process	$270.6	$292.7	(7.6)%	(0.7)%
Motion Technologies	179.9	197.0	(8.7)%	4.1%
Interconnect Solutions	82.8	98.4	(15.9)%	(10.6)%
Control Technologies	69.8	70.7	(1.3)%	(10.7)%
Eliminations	(1.2)	(1.7)	(29.4)%	—
Revenue	$601.9	$657.1	(8.4)%	(1.8)%

Revenue by country / region:
United States	$233.5	$225.9	3.4%	1.6%
Germany	74.8	82.6	(9.4)%	6.4%
Canada	23.4	38.7	(39.5)%	(36.6)%
France	26.3	31.1	(15.4)%	(0.4)%
Other developed markets	61.9	69.1	(10.4)%	(10.8)%
Total developed markets	419.9	447.4	(6.1)%	(0.6)%
South and Central America	56.0	58.7	(4.6)%	9.0%
Eastern Europe and Russia	31.0	31.4	(1.3)%	17.6%
Middle East and Africa	41.4	41.4	—%	4.3%
China and Hong Kong	30.6	47.1	(35.0)%	(31.8)%
Other emerging markets	23.0	31.1	(26.0)%	(19.7)%
Total emerging markets	182.0	209.7	(13.2)%	(4.1)%
Revenue	$601.9	$657.1	(8.4)%	(1.8)%

For the Nine Months Ended September 30	2015	2014	Change	Organic Revenue Growth(a)
Revenue by segment:
Industrial Process	$813.7	$867.6	(6.2)%	(1.0)%
Motion Technologies	555.5	612.8	(9.4)%	5.3%
Interconnect Solutions	243.0	302.1	(19.6)%	(13.9)%
Control Technologies	210.1	217.3	(3.3)%	(9.9)%
Eliminations	(3.5)	(5.2)	(32.7)%	—
Revenue	$1,818.8	$1,994.6	(8.8)%	(1.9)%

Revenue by country / region:
United States	$693.7	$691.3	0.3%	(0.8)%
Germany	219.7	247.5	(11.2)%	6.2%
Canada	85.5	100.0	(14.5)%	(12.2)%
France	87.4	101.7	(14.1)%	2.8%
Other developed markets	183.8	247.7	(25.8)%	(12.9)%
Total developed markets	1,270.1	1,388.2	(8.5)%	(2.0)%
South and Central America	158.4	173.2	(8.5)%	2.2%
Eastern Europe and Russia	94.6	93.9	0.7%	18.5%
Middle East and Africa	117.9	110.7	6.5%	9.5%
China and Hong Kong	102.7	138.0	(25.6)%	(22.8)%
Other emerging markets	75.1	90.6	(17.1)%	(12.3)%
Total emerging markets	548.7	606.4	(9.5)%	(1.6)%
Revenue	$1,818.8	$1,994.6	(8.8)%	(1.9)%

(a)	See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue.

Industrial Process
Revenue for the three months ended September 30, 2015 decreased $22.1, or 7.6%, including an unfavorable foreign currency translation impact of $20.0. Organic revenue decreased $2.1, or 0.7%, primarily reflecting the challenging industrial market conditions that have been experienced throughout 2015 which have impacted capital spending levels and led to customer project delays. Revenue from our aftermarket business declined 5% as postponement of customer maintenance activities impacted global parts sales. Revenue from engineered project pumps grew 2% over the prior year as solid global downstream oil and gas growth, which was supported by strong backlog entering this year, and year-over-year growth in the North American pulp and paper market was offset by significant declines in upstream and midstream oil and gas activity. Shipments of short-cycle baseline pumps and valves increased 2% over the prior year due to book-and-ship activity, as well as backlog entering the year.
Revenue for the nine months ended September 30, 2015 decreased $53.9, or 6.2%, including an unfavorable foreign currency translation impact of $45.2. Organic revenue decreased $8.8, or 1.0%, primarily reflecting the challenging industrial market conditions that have been experienced throughout 2015 which have impacted capital spending levels and led to customer project delays. The overall impact from current market conditions was offset by 2015 shipments from prior year order bookings. See below for further discussion on Industrial Process backlog.
Orders for the three and nine months ended September 30, 2015 decreased $116.4, or 35.8%, and $210.8 or 23.1%, respectively, including an unfavorable foreign currency translation impact of $18.5 and $46.7, respectively. Organic orders for the three and nine months ended decreased $97.9, or 30.1%, and $164.2, or 18.0%, respectively, reflecting capital project uncertainty and delays primarily within the oil and gas, chemical, and mining markets due to soft market conditions, global oil volatility and market uncertainty, and difficult prior year comparisons, which included multiple large-scale highly engineered pump project wins.
Backlog
The level of order and shipment activity related to engineered pumps can vary from period to period, which may impact the year-over-year comparisons. Backlog as of September 30, 2015 was $475.9, reflecting a decrease of $127.5, or 21.1%, from the December 31, 2014 level, and includes a $26.5 unfavorable foreign currency translation impact. The decrease reflects a delinquency reduction through improved operational performance combined with a lower project order in-take due to global capital project delays and lower oil and gas, chemical, and general industrial orders due to market uncertainty and volatility.
Motion Technologies
Revenue for the three months ended September 30, 2015 decreased $17.1, or 8.7%, resulting from an unfavorable foreign currency translation impact of $25.2. Organic revenue increased $8.1, or 4.1% against the prior year, driven by growth of 7% within our Friction Technologies business reflecting strength in the OEM and the independent aftermarket sales channels. Strength in OEM brake pads was delivered across all major geographic regions, and reflects incremental benefits from platform wins that are now entering production. Sales into the independent aftermarket channel increased approximately 26% due to timing impacts from our customer's inventory management. Sales from our KONI business decreased approximately 10%, primarily reflecting softness within the global rail markets.
Revenue for the nine months ended September 30, 2015 decreased $57.3, or 9.4%, resulting from an unfavorable foreign currency translation impact of $89.9. Organic revenue increased $32.6, or 5.3%, primarily reflecting strength in OEM brake pads across all major geographic regions. Sales to OES increased 4% as strength in the U.S. and China were partially offset by a decline in Europe. Sales into the independent aftermarket channel were relatively flat to the prior year through the first nine months. Sales from our KONI business decreased 2%, reflecting sales growth within the U.S. defense market related to our placement on a U.S. military platform which was offset by a decline in global rail.
Orders for the three and nine months ended September 30, 2015 decreased $26.4, or 12.9%, and $76.1, or 11.9%, respectively, reflecting unfavorable foreign currency translation impacts of $25.9 and $93.3, respectively. Organic orders for the three and nine months ended September 30, 2015 decreased $0.5, or 0.2%, and increased $17.2, or 2.7%, respectively. The continued strength by our Friction Technologies business in winning OEM platforms was the primary driver of the quarter and year-to-date organic order growth, which was partially offset by an order decline from our KONI business primarily within the rail market. The organic order decline for the quarter-to-date period was the result of lower activity within the rail market and the timing of orders related to the U.S. military platform.

Interconnect Solutions
Revenue for the three and nine months ended September 30, 2015 decreased by $15.6, or 15.9%, and $59.1, or 19.6%, respectively. These results include unfavorable foreign currency translation impacts of $5.2 and $17.2, respectively. Organic revenue for the three and nine months ended September 30, 2015 declined $10.4, or 10.6%, and $41.9, or 13.9%, respectively. Sales volumes for both the quarter and year-to-date periods were down across all market categories. Weakness in upstream oil and gas and other strategic markets, declining revenue from end-of-life non-strategic connector platforms, shipment delays due to operational disruptions from the relocation of certain North American operations, and a decline in market share contributed to the overall decline in revenue.
Orders for the three and nine months ended September 30, 2015 decreased $9.2, or 9.9%, and $45.0, or 15.3%, respectively, including unfavorable foreign exchange translation impacts of $4.8 and $17.0. Organic orders for the three and nine months ended September 30, 2015 decreased $4.4, or 4.7%, and $28.0, or 9.5%, respectively, reflecting a decline in market share and challenging market conditions due to continued softness in the U.S. defense market, the decline in global oil prices, and a slow-down in the industrial market.
Control Technologies
Revenue for the three and nine months ended September 30, 2015 decreased by $0.9, or 1.3%, and $7.2, or 3.3%, respectively. Revenue for the third quarter and year-to-date 2015 periods include sales of $9.1 and $18.6, respectively, from the Hartzell Aerospace acquisition, and reflects a year-over-year decline of $2.0 and $2.8, respectively, associated with an industrial product line that was sold in June of 2015. Revenue for the periods also reflects unfavorable foreign exchange translation impacts of $0.4 and $1.5, respectively. Organic revenue for the three and nine months ended September 30, 2015 declined $7.6, or 10.7%, and $21.5, or 9.9%, respectively. The decline in organic revenue reflects lower sales at CT Aerospace of 7% and 9% and at CT Industrial of 22% and 13% for the quarter and year-to-date periods, respectively. Volume declines at CT Aerospace reflect program declines in our Enivate product line, as well as softness in the aerospace aftermarket channel. The decline in revenue for the year-to-date period also reflects shipments for a large prior year retro-fit program that occurred during the first quarter of 2014 and lower commercial OEM. Volume declines from CT Industrial primarily reflect declines in energy absorption products in the U.S. and China and the impact from the oil and gas markets and overall weakness in the industrial markets.
Orders for the three and nine months ended September 30, 2015 decreased by $5.9, or 8.7% and $5.2, or 2.4%, respectively. Orders for the third quarter and year-to-date 2015 periods include $8.1 and $18.0, respectively, from the Hartzell Aerospace acquisition, and reflects a year-over-year decline of $1.7 and $2.4, respectively, associated with an industrial product line that was sold in June of 2015. Orders for each period also reflect an unfavorable foreign exchange translation impact of $0.4 and $1.6, respectively. Organic orders for the three and nine months ended September 30, 2015 decreased $11.9, or 17.5%, and $19.2, or 8.8%, respectively. CT Aerospace orders declined approximately 20% and 8% for the quarter and year-to-date periods, respectively, primarily reflecting a significant prior year defense order that was not repeated during 2015, program declines in our Enivate product line, and an aftermarket program that is reaching its end-of-life. CT Industrial orders declined 14% and 15%, for the three and nine months ended September 30, 2015, respectively, primarily reflecting a decline in energy absorption products in China and Europe and the impact from the oil and gas markets and overall weakness in the industrial markets.

GROSS PROFIT
The table below provides gross profit and gross margin by segment for the three and nine months ended September 30, 2015 and 2014.

	Three Months				Nine Months
For the Periods Ended September 30	2015	2014	Change		2015	2014	Change
Gross profit:
Industrial Process	$83.0	$96.2	(13.7)%		$266.5	$273.4	(2.5)%
Motion Technologies	57.1	58.8	(2.9)%		176.0	174.9	0.6%
Interconnect Solutions	25.9	33.8	(23.4)%		78.9	107.9	(26.9)%
Control Technologies	28.7	30.7	(6.5)%		85.8	92.1	(6.8)%
Corporate and Other	0.2	0.4	(50.0)%		0.6	1.2	(50.0)%
Total gross profit	$194.9	$219.9	(11.4)%		$607.8	$649.5	(6.4)%
Gross margin:
Industrial Process	30.7%	32.9%	(220	)bp	32.8%	31.5%	130	bp
Motion Technologies	31.7%	29.8%	190	bp	31.7%	28.5%	320	bp
Interconnect Solutions	31.3%	34.3%	(300	)bp	32.5%	35.7%	(320	)bp
Control Technologies	41.1%	43.4%	(230	)bp	40.8%	42.4%	(160	)bp
Consolidated gross margin	32.4%	33.5%	(110	)bp	33.4%	32.6%	80	bp
OPERATING EXPENSES

	Three Months			Nine Months
For the Periods Ended September 30	2015	2014	Change	2015	2014	Change
Sales and marketing expenses	$43.1	$53.5	(19.4)%	$139.2	$165.1	(15.7)%
General and administrative expenses	60.2	69.1	(12.9)%	186.8	216.3	(13.6)%
Research and development expenses	18.0	20.1	(10.4)%	55.2	56.4	(2.1)%
Asbestos-related benefit, net	(30.3)	(42.5)	(28.7)%	(99.7)	(10.8)	823.1%
Total operating expenses	$91.0	$100.2	(9.2)%	$281.5	$427.0	(34.1)%
Total Operating Expenses By Segment:
Industrial Process	$49.0	$65.2	(24.8)%	$170.6	$192.7	(11.5)%
Motion Technologies	24.1	22.3	8.1%	65.0	63.5	2.4%
Interconnect Solutions	22.3	22.6	(1.3)%	71.3	87.4	(18.4)%
Control Technologies	14.7	15.0	(2.0)%	45.3	44.7	1.3%
Corporate & Other	(19.1)	(24.9)	(23.3)%	(70.7)	38.7	(282.7)%
Sales and marketing expenses for the three and nine months ended September 30, 2015 decreased $10.4, or 19.4%, and $25.9, or 15.7%, respectively. The decline for both periods is primarily due to lower commission expense, a decline in variable costs associated with lower sales, and cost reduction actions.
General and administrative (G&A) expenses for the three and nine months ended September 30, 2015 decreased $8.9 or 12.9%, and $29.5, or 13.6%, respectively. Both periods benefited from past restructuring and Lean initiatives and focused cost control management efforts as well as from certain non-recurring operational items, including repositioning-related costs of $2.9 and $6.8 incurred during the 2014 quarter and year-to-date periods, respectively(repositioning costs reflect certain charges incurred following the 2011 spin-off). G&A expenses for the three month period reflect lower restructuring costs of $1.3, whereas the nine month period reflects lower restructuring costs of $4.4 (see Note 4, Restructuring Actions, to the Consolidated Condensed Financial Statements for additional information).
Research and development (R&D) expenses for the three and nine months ended September 30, 2015 decreased $2.1, or 10.4%, and $1.2, or 2.1%, as compared to the same prior year periods, respectively, mainly due to foreign currency translation impacts of $1.6 and $4.8, respectively. R&D costs for 2015 reflect our increased investment in product development activities at Control Technologies and consistent levels of investment spending levels at the other three business segments.
In the third quarter of 2015, we recognized a net asbestos-related benefit of $30.3 compared to a $42.5 benefit in the prior year, primarily due to a lower benefit from our annual asbestos remeasurements. The change in asbestos-related benefit, net for the nine months ended September 30, 2015 is principally due to a $100.7 benefit recognized during the second quarter of 2015, reflecting a new single firm strategy and streamlined case management that is expected to significantly reduce asbestos defense costs. See Note 17, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.
OPERATING INCOME

	Three Months				Nine Months
For the Periods Ended September 30	2015	2014	Change		2015	2014	Change
Industrial Process	$34.0	$31.0	9.7%		$95.9	$80.7	18.8%
Motion Technologies	33.0	36.5	(9.6)%		111.0	111.4	(0.4)%
Interconnect Solutions	3.6	11.2	(67.9)%		7.6	20.5	(62.9)%
Control Technologies	14.0	15.7	(10.8)%		40.5	47.4	(14.6)%
Segment operating income	84.6	94.4	(10.4)%		255.0	260.0	(1.9)%
Asbestos-related benefit, net	30.3	42.5	(28.7)%		99.7	10.8	823.1%
Other corporate costs	(11.0)	(17.2)	36.0%		(28.4)	(48.3)	41.2%
Total corporate and other costs	19.3	25.3	(23.7)%		71.3	(37.5)	290.1%
Total operating income	$103.9	$119.7	(13.2)%		$326.3	$222.5	46.7%
Operating margin:
Industrial Process	12.6%	10.6%	200	bp	11.8%	9.3%	250	bp
Motion Technologies	18.3%	18.5%	(20	)bp	20.0%	18.2%	180	bp
Interconnect Solutions	4.3%	11.4%	(710	)bp	3.1%	6.8%	(370	)bp
Control Technologies	20.1%	22.2%	(210	)bp	19.3%	21.8%	(250	)bp
Segment operating margin	14.1%	14.4%	(30	)bp	14.0%	13.0%	100	bp
Consolidated operating margin	17.3%	18.2%	(90	)bp	17.9%	11.2%	670	bp
Industrial Process operating income for the three months ended September 30, 2015 increased $3.0, or 9.7%, resulting in a 200 basis point improvement in operating margin. The increase in operating income and margin was the result of net savings from restructuring, Lean, sourcing, and cost control initiatives of approximately $10, lower commission expenses of $4.7, and lower postretirement costs of $1.1. The benefit provided by these favorable items was partially offset by negative pricing and sales mix impacts of approximately $10 and unfavorable foreign exchange impacts of approximately $3.
Industrial Process operating income for the nine months ended September 30, 2015 increased $15.2, or 18.8%, resulting in a 250 basis point improvement to operating margin. The increase in operating income and margin was primarily the result of net savings from restructuring, Lean, sourcing, and cost control initiatives of approximately $20, a favorable product warranty resolution during 2015, lower commission expenses of $9.2, and lower postretirement costs of $4.0. The favorability of these items was partially offset by negative pricing and sales mix impacts of approximately $12 and higher restructuring costs of $6.0.
Motion Technologies operating income for the three months ended September 30, 2015 decreased $3.5, or 9.6%, resulting in a 20 basis point decline in operating margin. Operating income for the nine months ended September 30, 2015 decreased $0.4, or 0.4%, however operating margin improved 180 basis points due to the impact of our operational performance initiatives. The operating income results for the both periods was driven by sales volume growth, coupled with continued press efficiency improvements and net savings from Lean, sourcing, and cost control initiatives resulting in a benefit of approximately $4 and $11 for the 2015 quarter and year-to-date periods, respectively. The benefits were partially offset by unfavorable foreign currency impacts of approximately $6 and $20 for the 2015 quarter and year-to-date periods, respectively, and also reflect legal settlement favorability in 2014, and unfavorable pricing impacts. The year-to-date 2015 period also benefited from a $2.5 gain from an insurance recovery.
Interconnect Solutions operating income for the three months ended September 30, 2015 decreased $7.6, or 67.9%, resulting in a 710 basis point decline in operating margin. Operating income for the nine months ended

September 30, 2015 decreased 12.9, or 62.9%, resulting in a 370 basis point decline in operating margin. The results for both periods reflect declines in sales volume of approximately $4 and $17, respectively, from challenging market conditions as well as from shipment delays and incremental costs of approximately $7 and $18 for the quarter and year-to-date periods, respectively, related to operational disruptions from the relocation of certain North American operations. Foreign currency unfavorably impacted the 2015 quarter and year-to-date operating income results by $1 and $3 respectively. In addition, restructuring costs for the year-to-date period of 2015 were lower by $10.2 due to our prior year restructuring initiatives which also provided a year-over-year savings and operating income benefits of approximately $5 and $10, for the three and nine months ended September 30, 2015, respectively.
Control Technologies operating income for the three months ended September 30, 2015 decreased $1.7, or 10.8%, resulting in a 210 basis point decline in operating margin. Operating income for the nine months ended September 30, 2015 decreased $6.9, or 14.6%, resulting in a 250 basis point decline in operating margin. The decrease in operating income primarily relates to sales volume decreases and an unfavorable sales mix of approximately $5 and $13, respectively. The year-to-date period includes higher R&D expenses of $1.6 and restructuring costs of $0.8, which were partially offset by the 2015 operating income generated by the Hartzell Aerospace acquisition. These items were partially offset by net savings from Lean and sourcing initiatives and cost control management actions for the three and nine months ended September 30, 2015 of approximately $2 and $7, respectively, and lower compensation costs.
Other corporate costs for the three and nine months ended September 30, 2015 improved by $6.2, or 36.0%, and $19.9, or 41.2%, respectively. The decline in other corporate costs reflects lower investment-related expenditures versus the prior year, principally the strengthening of our Human Resources capabilities that took place during 2014 and costs associated with a company-wide culture initiative that launched during the first quarter of 2014. In addition, other corporate costs for both periods improved due to lower environmental expense of $1.2 and $3.4, respectively, and lower departmental spending primarily driven by focused cost control actions.
INTEREST AND NON-OPERATING INCOME AND EXPENSES, NET
During the three and nine months ended September 30, 2015, the Company recognized interest and non-operating income, net of $4.0 and $2.5, respectively, as compared to interest and non-operating expenses, net of $0.7 and $2.3, respectively. The favorable year-over-year change is principally related to interest income of $3.4 recognized during the third quarter of 2015 on prepaid income taxes and a $1.6 receivable with Exelis and Xylem, both of which relate to the settlement of the U.S. income tax audit.
INCOME TAX EXPENSE
For the three months ended September 30, 2015 and 2014, the Company recognized income tax expense of $11.4 and $38.0, respectively, representing an effective tax rate of 10.6% and 31.9%, respectively. For the nine months ended September 30, 2015 and 2014, the Company recognized income tax expense of $53.0 and $63.4, respectively, representing an effective tax rate of 16.1% and 28.8%, respectively. The lower effective tax rate in 2015 is primarily resulting from the settlement of a U.S. income tax audit and the release of the valuation allowance on certain net deferred tax assets in China due to positive income in recent years. The Company continues to benefit from earnings being eligible for a tax holiday in South Korea, as well as a larger mix of earnings in non-U.S. jurisdictions with favorable tax rates.
During the third quarter, the Company effectively settled the U.S. income tax audit for tax years 2009-2011. The Company recorded a tax benefit of $18.0 in continuing operations, which includes a net tax benefit of $8.0 from favorable audit adjustments and $10.0 from the recognition of previously unrecognized tax benefits. In addition, this U.S. income tax audit resulted in a tax benefit of $20.9 related to discontinued operations, which includes net tax expense of $17.4 from unfavorable audit adjustments and a tax benefit of $38.3 from the recognition of previously unrecognized tax positions. In accordance with the existing Tax Matters Agreement with Exelis and Xylem, the Company is entitled to reimbursement for a portion of the tax liability and has recorded a receivable of $1.6 and $13.2 in continuing and discontinued operations, respectively.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, Germany, Hong Kong, Italy, Mexico, South Korea, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $17.7 due to changes in audit status, expiration of statutes of limitations and other events. The settlement of any future examinations could result in changes in amounts attributable to the Company under its existing Tax Matters Agreement with Exelis and Xylem.
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
For the three and nine months ended September 30, 2015, the Company recognized income from discontinued operations of $34.2 and $39.3, respectively, principally related to the settlement of the U.S. income tax audit during the third quarter of 2015. This includes a tax benefit of $38.3 from the recognition of previously unrecognized tax positions, related net interest income of $3.2, and a $13.2 receivable due from Exelis and Xylem, partially offset by net tax expense of $17.4 from unfavorable audit adjustments. For the three and nine months ended September 30, 2014 the Company recognized a loss from discontinued operations of $0.3 and $4.2, respectively, due to costs incurred related to certain legacy liabilities.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We have, and plan to, transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the U.S. consistent with our overall intention to support growth and expand in markets outside the U.S. through the development of products, increased non-U.S. capital spending, and potentially the acquisition of foreign businesses. However, we have determined that certain undistributed foreign earnings generated in Luxembourg, Japan, Hong Kong, and South Korea should not be considered permanently reinvested outside of the U.S. Net cash transfers from foreign countries amounted to $177.5 during the first nine months of 2015, which included distributions of $120.0 and intercompany loan repayments of $57.5. During 2014, cash distributions from foreign countries were $138.5. The timing and amount of additional future remittances, if any, remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the third quarter of 2015, we declared a dividend of $0.1183 per share for shareholders of record on September 11, 2015, which was paid on October 1, 2015. The dividend declared in the third quarter of 2015 is a 7.5% increase from the prior year.
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
We access the commercial paper market to supplement the cash flows generated internally to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. As of September 30, 2015, we had an outstanding commercial paper balance of $10.5. The average outstanding commercial paper balance during the nine months ended September 30, 2015 was $70.3. There have been no other material changes that have impacted our funding and liquidity capabilities since December 31, 2014.

Credit Facilities
On November 25, 2014, we refinanced our existing credit facility with a new five-year revolving $500 credit agreement (the 2014 Revolving Credit Agreement). The 2014 Revolving Credit Agreement provides for increases in principal of up to $200 for a possible maximum total of $700 in aggregate principal amount, at the request of the Company and with the consent of the institutions providing such increased commitments. The 2014 Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The provisions of the 2014 Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined in such agreement, of at least 3.0 times and a leverage ratio, as defined in such agreement, of not more than 3.0 times. At September 30, 2015, we had no amounts outstanding under the 2014 Revolving Credit Agreement. As of September 30, 2015 , our interest coverage ratio and leverage ratio were within the prescribed thresholds. In the event of certain ratings downgrades of the Company, to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the credit facility. On October 5, 2015, we borrowed $200 from the credit facility to partially fund the Wolverine acquisition.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations, for the nine months ended September 30, 2015 and 2014.

For the Nine Months Ended September 30	2015	2014
Operating activities	$147.1	$131.9
Investing activities	(111.4)	(32.5)
Financing activities	(90.2)	(63.9)
Foreign exchange	(23.9)	(15.1)
Total net cash flow from continuing operations	(78.4)	20.4
Net cash from discontinued operations	(0.7)	(5.1)
Net change in cash and cash equivalents	$(79.1)	$15.3
Net cash provided by operating activities was $147.1 for the nine months ended September 30, 2015, representing an increase of $15.2, or 11.5%, from the prior year, reflecting lower income tax payments, net of refunds, of $23.1 which was partially offset by higher asbestos-related payments of $6.3 and restructuring-related payments of $6.5. Fluctuations in working capital, primarily related to accounts receivable, provided a year-over-year favorable impact of $14.7, which was partially offset by lower segment operating income after adjustment for non-cash charges, such as depreciation and amortization, of $8.
Net cash used in investing activities was $111.4 reflecting an increase of $78.9 over the prior year, primarily due to our acquisition of Hartzell Aerospace for $53.5 in the second quarter of 2015, as well as higher 2014 maturities of short-term investments (net of purchases) that exceed the 2015 amount by $46.7. Capital expenditure spending decreased $10.2 year-over-year with spending for both years focused on capacity expansion projects and system upgrades. In addition, during the second quarter of 2015 we sold an industrial product line within our Control Technologies segment resulting in proceeds of $8.9.
Net cash used in financing activities was $90.2 reflecting a increase of $26.3 for the nine months ended September 30, 2015. The increase primarily reflects $58.4 of higher repurchases of ITT common stock and a lower cash benefit of $14.0 related to the exercise of employee stock options, which partially offset a year-over-year change in commercial paper borrowing activity of $48.5.

Asbestos
Based on the estimated undiscounted asbestos liability as of September 30, 2015 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 40% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. In the tenth year of our estimate, our insurance recoveries are currently projected to be 15%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at September 30, 2015.
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
Although asbestos cash outflows can vary significantly from year to year, our current net cash outflows, net of tax benefits, are projected to average $15 to $25 over the next five years, as compared to an average of $11 over the past three annual periods, and increase to an average of approximately $35 to $45 per year over the remainder of the projection period.
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

KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews a variety of key performance indicators including revenue, segment operating income and margins, earnings per share, order growth, and backlog, among others. In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions, dividends, and share repurchases. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

■
“organic revenue” and “organic orders” are defined as revenue and orders, excluding the impacts of foreign currency fluctuations and acquisitions and divestitures. Divestitures include sales of portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Reconciliations of organic revenue for the three and nine months ended September 30, 2015 are provided below.

Three Months Ended September 30, 2015	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2014 Revenue	$292.7	$197.0	$98.4	$70.7	$(1.7)	$657.1
Organic growth	(2.1)	8.1	(10.4)	(7.6)	0.5	(11.5)	(1.8)%
Organic revenue	290.6	205.1	88.0	63.1	(1.2)	645.6
Acquisitions/(divestitures), net	—	—	—	7.1	—	7.1	1.1%
Foreign currency translation	(20.0)	(25.2)	(5.2)	(0.4)	—	(50.8)	(7.7)%
2015 Revenue	$270.6	$179.9	$82.8	$69.8	$(1.2)	$601.9

Nine Months Ended September 30, 2015	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2014 Revenue	$867.6	$612.8	$302.1	$217.3	$(5.2)	$1,994.6
Organic growth	(8.8)	32.6	(41.9)	(21.5)	1.6	(38.0)	(1.9)%
Organic revenue	858.8	645.4	260.2	195.8	(3.6)	1,956.6
Acquisitions/(divestitures), net	0.1	—	—	15.8	—	15.9	0.8%
Foreign currency translation	(45.2)	(89.9)	(17.2)	(1.5)	0.1	(153.7)	(7.7)%
2015 Revenue	$813.7	$555.5	$243.0	$210.1	$(3.5)	$1,818.8
Reconciliations of organic orders for the three and nine months ended September 30, 2015 are provided below:

Three Months Ended September 30, 2015	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2014 Orders	$325.3	$203.9	$92.7	$68.0	$(1.2)	$688.7
Organic growth	(97.9)	(0.5)	(4.4)	(11.9)	(0.4)	(115.1)	(16.7)%
Organic Orders	227.4	203.4	88.3	56.1	(1.6)	573.6
Acquisitions/(divestitures), net	—	—	—	6.4	—	6.4	0.9%
Foreign currency translation	(18.5)	(25.9)	(4.8)	(0.4)	—	(49.6)	(7.2)%
2015 Orders	$208.9	$177.5	$83.5	$62.1	$(1.6)	$530.4

Nine Months Ended September 30, 2015	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT	% Change
2014 Orders	$913.8	$637.4	$294.6	$219.3	$(4.3)	$2,060.8
Organic growth	(164.2)	17.2	(28.0)	(19.2)	0.4	(193.8)	(9.4)%
Organic Orders	749.6	654.6	266.6	200.1	(3.9)	1,867.0
Acquisitions/(divestitures), net	0.1	—	—	15.6	—	15.7	0.8%
Foreign currency translation	(46.7)	(93.3)	(17.0)	(1.6)	0.2	(158.4)	(7.7)%
2015 Orders	$703.0	$561.3	$249.6	$214.1	$(3.7)	$1,724.3

■
“adjusted segment operating income” is defined as operating income, adjusted to exclude special items that include, but are not limited to, restructuring and realignment costs, asset impairment charges, transformation costs, repositioning costs, certain acquisition-related expenses, and other unusual or infrequent operating items. Special items represent significant charges or credits that impact current results, which management views as unrelated to the Company's ongoing operations and performance.

Reconciliations of segment operating income to adjusted segment operating income for the three and nine months ended September 30, 2015 and 2014 are provided below.

Three Months Ended September 30, 2015	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$34.0	$33.0	$3.6	$14.0	$84.6
Restructuring costs	0.6	—	0.9	0.3	1.8
Other	1.3	2.1	0.1	0.4	3.9
Adjusted segment operating income	$35.9	$35.1	$4.6	$14.7	$90.3

Nine Months Ended September 30, 2015	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$95.9	$111.0	$7.6	$40.5	$255.0
Restructuring costs	10.6	—	6.2	0.8	17.6
Other	(0.4)	2.1	0.3	0.9	2.9
Adjusted segment operating income	$106.1	$113.1	$14.1	$42.2	$275.5

Three Months Ended September 30, 2014	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$31.0	$36.5	$11.2	$15.7	$94.4
Restructuring costs	1.6	0.1	0.4	—	2.1
Other	—	—	2.6	—	2.6
Adjusted segment operating income	$32.6	$36.6	$14.2	$15.7	$99.1

Nine Months Ended September 30, 2014	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$80.7	$111.4	$20.5	$47.4	$260.0
Restructuring costs	4.5	0.3	16.4	—	21.2
Other	(0.4)	—	4.2	—	3.8
Adjusted segment operating income	$84.8	$111.7	$41.1	$47.4	$285.0

■
“adjusted income from continuing operations” and “adjusted income from continuing operations per diluted share” are defined as income from continuing operations attributable to ITT Corporation and income from continuing operations attributable to ITT Corporation per diluted share, adjusted to exclude special items that include, but are not limited to, asbestos-related costs, transformation costs, repositioning costs, restructuring and realignment costs, asset impairment charges, certain acquisition-related expenses, income tax settlements or adjustments, and other unusual or infrequent non-operating items. Special items represent significant charges or credits, on an after-tax basis, that impact current results, which management views as unrelated to the Company's ongoing operations and performance.

A reconciliation of adjusted income from continuing operations, including adjusted income from continuing operations per diluted share, is provided below.

	Three Months		Nine Months
For the Periods Ended September 30	2015	2014	2015	2014
Income from continuing operations attributable to ITT Corporation	$96.5	$80.6	$275.8	$155.0
Net asbestos-related benefit, net of tax	(19.1)	(26.8)	(62.8)	(6.8)
Restructuring costs, net of tax	1.4	2.6	14.8	15.1
Tax-related special items(a)	(21.2)	1.6	(46.4)	4.4
Other special items, net of tax	(0.7)	3.7	(2.4)	6.8
Adjusted income from continuing operations	$56.9	$61.7	$179.0	$174.5
Income from continuing operations attributable to ITT Corporation per diluted share	$1.07	$0.87	$3.04	$1.67
Adjusted income from continuing operations per diluted share	$0.63	$0.66	$1.97	$1.88
The special items, presented net of tax, above include an aggregate net tax expense (benefit) of $11.2, $13.2, $34.2, and $(6.9), respectively, in the 2015 and 2014 periods as presented.

(a)
Tax-related special items for the three months ended September 30, 2015 primarily relate to a tax benefit for previously unrecognized tax positions, the settlement of the U.S. income tax audit, and the tax impact of a change in the valuation allowance assessment. Tax-related special items for the nine months ended September 30, 2015 also include a reduction in the tax on undistributed foreign earnings. Tax-related special items for the three months ended September 30, 2014 primarily relate to the tax on a deemed distribution of foreign earnings, a change in the foreign valuation allowance assessment and tax basis step-up election in Italy. Tax-related special items for the nine months ended September 30, 2014 also include the tax impacts from a change in New York state income tax law.

■
“adjusted free cash flow” is defined as net cash provided by operating activities less capital expenditures, adjusted for cash payments for restructuring actions, transformation costs, repositioning costs, net asbestos cash flows and other significant items that impact current results which management views as unrelated to the Company's ongoing operations and performance. Due to other financial obligations and commitments, including asbestos, the entire free cash flow may not be available for discretionary purposes. A reconciliation of adjusted free cash flow is provided below.

For the Nine Months Ended September 30	2015	2014
Net cash provided by operating activities	$147.1	$131.9
Capital expenditures(b)	(63.8)	(71.9)
Restructuring cash payments	19.5	13.0
Net asbestos cash flows	15.2	8.9
Repositioning and other cash payments	2.4	6.3
Adjusted free cash flow	$120.4	$88.2

(b)
Capital expenditures represent capital expenditures as reported in the Consolidated Condensed Statement of Cash Flows, less capital expenditures associated with repositioning activities. Capital expenditures associated with repositioning activities were $0.4 and $2.5 during the nine months ended September 30, 2015 and 2014, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of ITT's financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the Consolidated Condensed Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Annual Report describes the critical accounting estimates that are used in the preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes concerning ITT's critical accounting estimates as described in our 2014 Annual Report.

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
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to the uncertainties and variables inherent in the long-term projection of the Company's asbestos exposures and potential recoveries. As of September 30, 2015, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,048.8, including expected legal fees, and an associated asset of $416.9 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $631.9.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
7/1/2015 - 7/31/2015	—	—	—	$240.7
8/1/2015 - 8/31/2015	—	—	—	$240.7
9/1/2015 - 9/30/2015	—	—	—	$240.7

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, our Board of Directors approved a three-year $1 billion share repurchase program (2006 Share Repurchase Program). On December 16, 2008, our Board of Directors modified the provisions of the 2006 Share Repurchase Program to replace the original three-year term with an indefinite term. As of September 30, 2015, we had repurchased 18.4 shares for $759.3, including commissions, under the 2006 Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Bornemann in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control (OFAC). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of Euros 1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in 2013, 2014, or through September 30, 2015, however, Bornemann did pay fees in 2014 of approximately Euros 11 thousand to the German financial institution which is maintaining the Bond.

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
October 30, 2015

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

(101)
The following materials from ITT Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Income Statements, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders' Equity, and (vi) Notes to Consolidated Condensed Financial Statements
Submitted electronically with this report.