Form 10-K
period 2015-12-31
ITT Corp
filed 2016-02-22
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 Form 10-K
ANNUAL REPORT
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2015 was approximately $3.7 billion. As of February 17, 2016, there were outstanding 89.5 million shares of common stock, $1 par value, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2016 Annual Meeting of Shareholders are incorporated by reference in Part II and Part III of this Form 10-K.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our business, future financial results and industry in which we operate, and other legal, regulatory and economic developments. These forward-looking statements include, but are not limited to, future strategic plans and other statements that describe the company’s business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance.
We use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target," "future," "may," "will," "could," "should," "potential," "continue," "guidance" and other similar expressions to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such forward-looking statements.
Where, in any forward-looking statement we express an expectation or belief as to future results or events, such expectation or belief is based on current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will occur or that anticipated results will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included in this Annual Report on Form 10-K under the caption "Risk Factors", and in other documents that we file from time to time with the U.S. Securities and Exchange Commission (SEC).
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
We make available free of charge at www.itt.com/investors copies of materials we file with, or furnish to, the SEC as well as other important information that we disclose from time to time. Information contained on our website, or that can be accessed through our website, does not constitute a part of this Annual Report on Form 10-K. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website.
Our corporate headquarters are located at 1133 Westchester Avenue, White Plains, NY 10604 and the telephone number of this location is (914) 641-2000.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
(In millions, except per share amounts, unless otherwise stated)
COMPANY OVERVIEW
Unless the context otherwise indicates, references herein to "ITT," "the Company," and such words as "we," "us," and "our" include ITT Corporation and its subsidiaries.
ITT is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation and industrial markets. We manufacture components that are integral to the operation of systems and manufacturing processes in these key markets. Our products provide enabling functionality for applications where reliability and performance are critically important to our customers and the users of their products.
We are a global company with approximately 9,700 employees in more than 35 countries and 2015 revenue of $2.5 billion, which we derived from sales in more than 100 countries. In 2015, 62% of our sales were outside the U.S., including 31% from emerging growth markets. Accordingly, we have located approximately half of our manufacturing facilities outside of the U.S. in order to lower costs, achieve strategic proximity to customers and further increase international sales and market share.
We have a balanced and diversified portfolio of businesses, which are organized in four segments – Industrial Process, Motion Technologies, Interconnect Solutions, and Control Technologies. Our businesses share a common, repeatable operating model centered on our engineering aptitude. Each business applies its technology and engineering expertise to solve some of the most pressing challenges of our customers. Our applied engineering provides a special business fit with our customers given the critical nature of their applications. This in turn provides us with unique insight to our customers' requirements and enables us to develop solutions to better assist our customers achieve their business goals. Our technology and customer intimacy together produce opportunities to capture recurring revenue streams, aftermarket opportunities and long-lived platforms from original equipment manufacturers (OEMs).
We also possess strong leading brands, such as Goulds Pumps, Bornemann, Engineered Valves, Cannon, VEAM, BIW Connector Systems, KONI, Wolverine, Enidine, Hartzell Aerospace, and ITT, in many of our niche markets. These brands are associated with quality, reliability, durability, and engineering excellence. Our brands extend internationally and perform strongly in emerging growth markets including China, Mexico, Brazil, Saudi Arabia, and Russia.
We are committed to creating long-term sustainable value for all of our stakeholders, supported by our balanced operating strategy designed to achieve long-term profitable growth. The elements of this strategy are disciplined organic growth through global market expansion and new product development, combined with operational improvements that focus on the principles of Lean Six Sigma to reduce costs and cycle times while improving overall productivity, quality, and safety on a continuing basis. We have also moved beyond the factory floor to improve the efficiency of other critical processes of the value chain to become a truly lean enterprise. This initiative encompasses not only core lean, problem solving and continuous improvement principles but also leadership, talent and cultural aspects.
Given these dynamics and our technology investments, global reach and vibrant brands, we believe we have the opportunity to continue to expand geographically, broaden our product lines, improve our market position, and increase earnings through organic revenue growth and operational efficiencies and through targeted acquisitions. We continue to prioritize deploying capital for organic growth and then acquisitive growth. Our acquisition strategy generally targets firms in similar businesses and end-markets that have unique and differentiated products, services, and technologies. Effective capital deployment, including resource optimization and a disciplined focus on liquidity and cash management is a major part of how we plan to achieve our financial performance goals.
We aspire to drive long-term average annual organic revenue growth of approximately 5%-7%, with corresponding operating margin expansion of 50-70 basis points, achieve an adjusted free cash flow conversion rate of greater than 105%, deliver adjusted earnings per share growth of 10%-15% per year, and maintain a return on invested capital (ROIC) that is in-line with proxy peers.

Segment Information
See Note 3, Segment Information, to the Consolidated Financial Statements for financial information about each of our segments.
Industrial Process
The Industrial Process segment, commonly referred to as IP, is an original equipment manufacturer and service provider offering an extensive portfolio of industrial pumps, valves and plant optimization systems and services. During 2015, this segment aligned around three business units – Industrial Products, Engineered Systems, and Aftermarket Solutions – serving an extensive base of customers from large multi-national companies and engineering, procurement and construction (EPC) firms to regional distributors to end-user customers. IP's customers operate in global infrastructure and natural resource markets such as oil and gas, chemical and petrochemical, general industrial, mining, pulp and paper, and power generation. Brands include Goulds Pumps, Bornemann, Engineered Valves, PRO Services, and C'treat.
Industrial Products Business Unit
Industrial Products designs and manufactures configured-to-order industrial pumps, valves, and equipment for both original equipment installations and replacement parts and pumps. We serve customers rapidly as products in this business unit typically have shorter lead times. These products include centrifugal process pumps and engineered industrial and sanitary valves.
Engineered Systems Business Unit
Engineered Systems provides highly engineered and customized pumping systems typically used in severe service conditions via both original equipment installations and replacement parts and pumps. Products include API (American Petroleum Institute) centrifugal pumps, vertical centrifugal pumps, twin screw pumps and water systems. Our pumping systems are generally part of larger capital projects, which have longer lead times and are generally managed by EPCs.
Aftermarket Solutions Business Unit
Aftermarket Solutions provides customers with parts, services, and solutions that reduce total cost of ownership for pumps and rotating equipment. In addition to providing standard repairs and upgrades, the business also develops engineered solutions for specific customer process issues. Examples include innovative technologies like PumpSmart Controllers and i-ALERT2 Equipment Health Monitoring Devices to monitor and control pumps and other rotating equipment in an industrial environment.
IP goes to market via a global and diversified sales channel structure. End-users are serviced by an extensive network of independent industrial distributors, which account for approximately 30% of revenue, and representatives which complement our customer-focused direct sales and service organization. We also have focused channels dedicated to supporting EPC firms as their needs are often distinct from those of other distributor and end-user customers.
The pump and valve markets served are highly competitive. For most of our products there are hundreds of regional competitors and a limited number of larger global peers. Primary customer purchase decision drivers include price, delivery terms and on-time performance, brand recognition and reputation, perceived quality, breadth of product and service offerings, commercial terms, technical support and localization. Pricing can be very competitive for large projects because of the engineering complexity and increased potential for aftermarket opportunities for the original equipment provider.

Motion Technologies
The Motion Technologies segment, commonly referred to as MT, is a manufacturer of braking pads, shims, shock absorbers, damping, and sealing technologies primarily for the transportation industry, including passenger cars, light- and heavy-duty commercial and military vehicles, buses and rail transportation. MT consists of three business units, Friction Technologies, KONI, and Wolverine.
Friction Technologies
Our Friction Technologies business manufactures a range of brake pads installed as OE pads on cars and light and heavy duty commercial vehicles. Demand for MT's products stem from a variety of end customers and automotive platforms around the world. OE pads are sold either directly to OEMs or to Tier-1 and Tier-2 brake manufacturers. Our OE pads are designed to meet customer specifications and environmental regulations, and to satisfy an array of geographic applications. Most automobile OEM platforms (car model) require specific brake pad formulations and have demanding delivery and volume schedules.
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
Combined sales to Continental and TRW, MT's two largest customers, were approximately 40% of 2015 MT revenue, however, approximately 50% of the Continental and TRW derived revenue is directly attributable to OES supply agreements signed directly with automakers. In addition, all OE pad contracts are specified by brake manufacturers even in cases where automakers specify the use of our pads in the braking system.
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
Car & Racing features performance shock absorbers often using our Frequency Selective Damping (FSD) technology. FSD products generally have been used by car and racing enthusiasts who desire to modify their cars for increased handling performance and comfort, but are now also being incorporated into OE platform designs. KONI car shock absorbers are sold all over the world, through a distribution network that markets KONI products into specific geographies or customer groups.
Bus, Truck & Trailer manufactures shock absorbers and bus dampers, destined to both OE and AM customers.
Wolverine
In October 2015, ITT acquired Wolverine Automotive Holdings Inc., the parent company of Wolverine Advanced Materials LLC (Wolverine). Wolverine is a manufacturer of customized technologies for automotive braking systems and specialized sealing solutions for harsh operating environments across a range of industries. Brake shims are thin metal and rubber adhesive dampeners that fit onto the brake pad and against the brake caliper to prevent excessive noise and vibration. Gaskets are an anti-vibration solution and a sealing solution that prevent fluid spillage with applications to engines, transmissions, exhaust systems, fuel systems and a variety of pneumatic systems.
MT has a market reputation derived from many years of mutual collaboration with major OEMs and is focused on customer satisfaction, quality and on-time delivery. MT has a global manufacturing footprint, with production facilities in Western Europe, Eastern Europe and China.
MT competes in markets primarily served by large, well-established national and global companies. Key competitive drivers within the brake pad business include technical expertise, formulation development capabilities, scale production, product performance, high-quality standards, customer intimacy, reputation and the ability to meet demanding delivery and volume schedules in a reduced amount of time. OE and OES customers usually require long-lasting and well-established relationships, based on mutual trust, local proximity and a wide range of cooperative activities, starting from the design to the sampling, prototyping and testing phases of brake pads. Within the independent AM pads market, MT is a leading European provider in a highly fragmented global market.

Competitive drivers in the rail damping systems business include price, technical expertise and product performance. Rail damping systems are considered critical components because of safety requirements and thus they have to be specifically designed according to many different train applications, and must satisfy strict compliance requirements. MT is a global leader in the rail dampers component of the complete rail damper system.
Interconnect Solutions
The Interconnect Solutions segment, commonly referred to as ICS, designs and manufactures a broad range of highly engineered connectors and cable assemblies for critical applications in harsh environments. ICS' product portfolio includes high performance, military-specification, and commercial electrical connectors of the following types: Circular, Rectangular, Radio Frequency, Fiber Optic, D-sub Miniature, Micro-Miniature and cable assemblies. ICS operates through its brands, Cannon, VEAM and BIW Connector Systems, which deliver solutions to enable the transfer of data, signal, and power into three end-user markets: aerospace and defense, transportation and industrial, and oil and gas. ICS has organized its business around these three end-user markets, with each business unit having a dedicated team that specializes in solutions for their specific market, providing focused customer support and expertise. ICS is considered a leading company in the harsh environment niche markets it participates in, because of its technological capabilities, customer relationships, cost performance and global footprint.
Aerospace and Defense
ICS Aerospace and Defense products include industry standards-based connectors and customized interconnect solutions for most segments of the commercial aviation and defense industry. These products are designed to withstand the extreme shock, exposure and vibration environments that are typical in aviation and military applications and where reliability and safety are critical factors.
Transportation and Industrial
ICS Transportation products include connectors for high-speed, mainline, metro and light passenger rail, heavy-duty vehicles, electric vehicle applications, and medical devices. ICS Industrial products include connectors for industrial production equipment, industrial electronics and instruments, and other industrial and medical applications. Both markets are served through the Cannon brand, which celebrated its 100-year anniversary in 2015, and VEAM brand, which celebrated its 60-year anniversary in 2014. These brands are known for high-performance, high-reliability solutions which withstand high vibrations and are resistant to dirt and fluids.
Oil and Gas
Operating through the BIW Connector Systems brand, ICS Oil and Gas products include connectors that provide power for electric submersible pumps (ESP) in oil and gas wells, reservoir monitoring instruments and electrical downhole heaters. Product applications include electrical power penetrations for wellheads, packers and pods that are able to accommodate any size and provide for multiple sealing strategies and ratings.
ICS has a global production footprint, including major facilities in the United States, Mexico, Germany, and China, which provides geographic proximity and the highest level of customer support to over 2,500 global customers. Products are sold either directly to OEM’s, contract manufacturers and cable system operators or indirectly through partnerships with leading distribution companies, creating an extensive global distribution channel. We have long-lasting relationships with our distributor partners, as many have been selling ICS products for over 70 years. Sales to distributors represented approximately 33% of 2015 ICS revenue.
ICS competes with a large number of competitors in a highly fragmented industry. Our products compete to varying degrees on the basis of quality, price, availability, performance and brand recognition. We also compete on the basis of customer service. Our ability to compete also depends on continually providing innovative new product solutions and worldwide support for our customers.

Control Technologies
The Control Technologies segment, commonly referred to as CT, manufactures specialized equipment, including actuation, fuel management, noise and energy absorption, and environmental control system components, for the aerospace and defense, and industrial markets. CT has a broad customer base including end-users, OEM’s, and distributors, for which no single customer represents more than 15% of the segment's revenue. Channels to market include direct, commissioned representation and buy-resell distributors. CT consists of two business units, CT Aerospace and CT Industrial.
CT Aerospace
CT Aerospace designs and manufactures products for commercial aerospace, business aviation, defense, and other markets, which are generally part of long-lived platforms that provide for recurring aftermarket opportunities. Aircraft component products consist of fuel and water pumps, valves, electro-mechanical rotary and linear actuators, and pressure, temperature, limit, and flow switches for various aircraft systems. Aircraft interior products include a variety of engineered elastomer isolators to protect equipment and keep the interior of the aircraft quiet, stowage bin rate controls, rotary hinge dampers and actuators, and seat recline locks and control cables. CT Aerospace also provides electromechanical seat actuation for premium seating products. Defense products generally include energy absorption applications and aerospace components. CT’s 2015 acquisition of Hartzell Aerospace brings additional product capabilities in environmental control systems including climate control and ice protection heaters, composite conveyance ducting and acoustically engineered inlets and exhausts for Auxiliary Power Units (APU). Most of the products are sold direct to the customer by an in-house sales force. CT Aerospace utilizes a small third-party business for government spare parts distribution.
Competitors range from large multi-national corporations to small privately held firms. CT Aerospace markets are often fragmented and thus there are several types of competitors. Competition in these markets focuses on application expertise with effective solutions, product delivery and performance, previous installation history, quality, price and customer support. CT Aerospace competes by offering a wide portfolio of reliable products, coupled with advanced application expertise and customer support. We believe application expertise and our reputation for quality and operational performance significantly enhance our market position. CT Aerospace's ability to collaborate with customers to deliver a wide range of product offerings has allowed them to compete effectively, to cultivate and maintain customer relationships, and to expand into new markets.
CT Industrial
CT Industrial designs, manufactures, and markets large and small bore shock absorbers, linear and rotary actuators, and process control instrumentation, such as high and low pressure regulators and flow, temperature, and pressure switches. The shock absorbers and actuators serve a wide range of applications in a diverse set of end-markets including automotive production, packaging, and factory automation. The process control products primarily serve the chemical, petrochemical, energy markets. CT Industrial possesses a specialized set of design and application engineering skills and capabilities that enables us to engineer differentiated custom solutions for unique applications. For example, CT Industrial's large bore shock absorbers are custom designed to mitigate the damaging effects of seismic events on critical structures such as buildings and bridges. In addition, CT Industrial has a strong direct and indirect sales channel providing reliable and value added service to our diverse customer base.
Competitors change depending on the product line and global region and range from large multi-national corporations to small privately held firms. CT Industrial's broad product offerings, technical expertise, quality and lead times enable us to collaborate with our customers to deliver comprehensive solutions enabling CT Industrial to compete effectively in existing markets and expand into new markets.
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
Although some cost increases may be recovered through increased prices to customers, our operating results are generally exposed to such fluctuations. When practical, we attempt to control such costs through fixed-priced contracts with suppliers. We typically acquire materials and components through a combination of blanket and scheduled purchase orders to support our materials requirements for an average of four to eight weeks, with the exception of some specialty materials. From time to time, we experience price volatility or supply constraints for raw materials based on market supply and demand dynamics. In limited circumstances, we may have to obtain scarce components for higher prices on the spot market, which may have a negative impact on gross margin and can periodically create a disruption to production and delivery. We also acquire certain inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. We evaluate hedging opportunities to mitigate or minimize the risk of operating margin erosion resulting from the volatility of commodity prices.
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
Backlog
Delivery schedules vary from customer to customer based on their requirements. For example, large complex projects in specialized markets such as oil and gas, chemical, and mining at Industrial Process require longer lead times and production cycles. Delivery delays could arise from supply chain limitations, internal production challenges, changes in the customer’s requirements, or technical difficulties. Total backlog, representing firm orders that have been received, acknowledged and entered into our production systems, was $860.5 and $1,024.6 at December 31, 2015 and 2014, respectively. Total backlog by segment as of December 31, 2015 and 2014 was: IP - $410.9 and $603.4; MT - $198.2 and $199.9; ICS - $102.1 and $108.5; and CT - $116.9 and $94.7. We expect to satisfy nearly all December 31, 2015 backlog commitments during 2016.
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
Research and Development
Research and Development (R&D) is a key element of ITT’s engineering culture and is generally focused on the design and development of products and solutions that anticipate customer needs and emerging trends. Our approach to R&D often begins by working with our customers to address a problem, then engineering a solution to the particular customer need. As a result, our R&D is based on taking technology quickly to the tangible phase, increasing the competitive offering, and increasing the customer service experience through engineered application solutions. During 2015, 2014 and 2013, we recognized R&D expenses of $78.9, $76.6, and $67.3, respectively, which were 3.2%, 2.9%, and 2.7%, of revenues, respectively.

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
Our businesses experience limited seasonal variations, with demand generally lower during summer months (our third quarter) mainly attributable to manufacturing shutdowns and the planned industrial maintenance activities of our customers. Revenue impacts from the limited seasonal variations are typically mitigated by our backlog of orders that allow us to adjust levels of production across the summer months.
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
Employees
As of December 31, 2015, we had approximately 9,700 employees, of which approximately 3,800 were located in the U.S. Approximately 12% of our U.S. employees are represented by unions. We also have unionized employees in Italy, Germany, and Brazil. No one unionized facility accounts for more than 16% of ITT total revenues. Although our relations with our employees are strong and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not experience these or other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor.
General Developments of the Business
ITT Corporation was incorporated as ITT Industries, Inc. on September 5, 1995. On July 1, 2006, ITT Industries, Inc. changed its name to ITT Corporation.
On October 31, 2011, ITT completed the tax-free spin-off (referred to herein as the 2011 spin-off) of its Defense and Information Solutions business, Exelis Inc. (Exelis), and its water-related businesses, Xylem Inc. (Xylem) by way of a distribution of all of the issued and outstanding shares of Exelis common stock and Xylem common stock, on a pro rata basis, to ITT shareholders of record on October 17, 2011. The 2011 spin-off was made pursuant to a Distribution Agreement, dated October 25, 2011, among ITT, Exelis and Xylem (the Distribution Agreement). Following the 2011 spin-off, ITT did not own any shares of common stock of Exelis or Xylem. On May 29, 2015, Exelis was acquired by Harris Corporation (Harris).
Acquisitions
On November 28, 2012, we acquired Joh. Heinr. Bornemann GmbH (Bornemann), a supplier and servicer of multiphase pumping systems in the global oil and gas, industrial, food and pharmaceutical markets. Bornemann is included as part of our Industrial Process segment.
On March 31, 2015, we completed the acquisition of Hartzell (Hartzell) Aerospace, a designer and manufacturer of products to support aerospace applications. Hartzell is included as part of our Control Technologies segment.
On October 5, 2015, we completed the acquisition of Wolverine Automotive Holdings Inc., the parent company of Wolverine Advanced Materials LLC (Wolverine). Wolverine is a manufacturer of customized technologies for automotive braking systems and specialized sealing solutions. Wolverine is included as part of our Motion Technologies segment.
See Note 21, Acquisitions, to the Consolidated Financial Statements for additional information.

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
Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims that may be filed beyond the next 10 years, it is difficult to predict the ultimate outcome of the cost, including potential recoveries, of resolving the pending and all unasserted asbestos claims. Additionally, we believe it is possible that the cost of asbestos claims filed beyond the next 10 years, net of expected recoveries, could have a material adverse effect on our financial condition and results of operations.
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
In addition, as part of the 2011 spin-off, ITT indemnified Exelis and Xylem with respect to asserted and unasserted asbestos claims that relate to the presence or alleged presence of asbestos in products manufactured, repaired or sold prior to the 2011 spin-off, subject to limited exceptions.

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
We serve a diverse mix of customers in global infrastructure industries which can be volatile. The markets in which our businesses operate include automotive, aerospace, oil and gas, industrial, mining, chemical and defense, each of which is impacted by specific industry and general economic cycles. Our revenues, operating results and profitability have varied in the past and can be negatively impacted by volatility in the end markets we serve. We have undertaken measures to reduce the impact of this volatility through diversification of markets we serve and expansion of geographic regions in which we operate, but we expect volatility to continue to affect our business in the future. We may be adversely affected by disruptions in financial markets or downturns in macroeconomic conditions in specific countries or regions, or in the various industries in which the Company operates or be subject to adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations in the jurisdictions in which the Company operates.
Our international operations, including U.S. exports, comprise a growing portion of our operations and are a strategic focus for continued future growth. Our strategy calls for increasing sales in overseas markets, including emerging growth markets such as Central and South America, China, Russia, and the Middle East. In 2015, 62% of our total sales were to customers operating outside of the United States. Our sales from international operations and export sales are subject in varying degrees to risks inherent to doing business outside of the United States. These risks include the following:

•	possibility of unfavorable circumstances arising from host country laws or regulations;

•	restrictions on currency repatriation;

•	potential negative consequences from changes to taxation policies;

•	the disruption of operations from labor and political disturbances;

•	our ability to hire and maintain qualified staff in these regions; and

•	changes in tariff and trade barriers and import and export licensing requirements.
Instability in the global credit markets and geopolitical environment in many parts of the world may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, deteriorate further we may experience material impacts on our financial statements.
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
Should market conditions deteriorate, this may adversely affect our ability to manage inventory levels and maintain current levels of profitability. If, for any reason, we lose access to our currently available lines of credit, or if we are required to raise additional capital, we may be unable to do so or we may be able to do so only on unfavorable terms. Deteriorating market conditions could also indicate an impairment in the value of our goodwill and intangible assets in one or more of our reporting units which would require us to recognize a non-cash charge to our Statement of Operations. We test both goodwill and intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.
In addition to the general risks that we face outside the U.S., we now conduct more of our operations in emerging growth markets than we have in the past, which could involve additional uncertainties, including risks that governments may impose limitations on our ability to repatriate funds, impose or increase withholding or other taxes on remittances and other payments to us, seek to nationalize our assets, or impose or increase investment barriers or other restrictions that may adversely affect our business. In addition, emerging growth markets pose other uncertainties, including challenges to our ability to protect our intellectual property, pressure on the pricing of our products, and risks of political instability.
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
Significant movements in foreign currency exchange rates may adversely affect our financial statements.
A significant portion of our sales are to customers operating outside the U.S. We are exposed to fluctuations in foreign currency exchange rates. The primary currencies to which we have exposure are the Euro, Chinese renminbi, Czech koruna, South Korean won, and British pound. We have currently elected not to hedge these foreign currency exposures but we continue to evaluate the need for hedging activities within our business.
As we continue to grow our business internationally, our operating results could be affected by the relative strength of the European, Asian and developing economies and the impact of currency exchange rate fluctuations. Any significant change in the value of currencies of the countries in which we do business relative to the value of the U.S. dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our financial statements. Accordingly, fluctuations in exchange rates may also impact our results when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our sales are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations.
Our business is impacted by our customer's levels of capital investment and maintenance expenditures, particularly in the oil and gas, chemical, and mining markets.
Demand for our industrial products and services depend on the level of capital investment and planned maintenance expenditures of our customers. Our customers' levels of capital expenditures depends, in turn, on general economic conditions, availability of credit, economic conditions within their respective industries and expectations of future market behavior. Additionally, volatility in commodity prices can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. The ability of our customers to finance capital investment and maintenance may also be affected by factors independent of the conditions in their industries, such as the condition of global credit and capital markets.
The businesses of many of our customers, particularly oil and gas companies, chemical companies, mining companies and industrial companies are to varying degrees cyclical and have experienced, or may experience, periodic downturns of varying severity. Our customers in these industries, particularly those whose demand for our products and services is primarily profit-driven, historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. Additionally, fluctuating energy demand forecasts and lingering uncertainty concerning commodity pricing can cause our customers to be more conservative in their capital planning, which may reduce demand for our products and services. Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in our industry. Any of these results could adversely affect our business and financial results.
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
We manufacture key components that are integral to the operation of systems and manufacturing processes in the energy, transportation and industrial markets. Our products provide enabling functionality for applications where reliability and performance are critically important to our customers and the users of their products. As such, quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Our quality certifications, including products manufactured to military specifications, are critical to the marketing success of our goods and services. If we fail to meet these standards, our reputation could be damaged, we could lose customers or the ability to sell certain products, and our revenue and results of operations could be materially adversely affected. Aside from specific customer standards, our success in part depends on our ability to manufacture to exact tolerances precision-engineered components, subassemblies, and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high-quality components will be harmed, our competitive advantage could be damaged, and we could lose customers, market share or our ability to sell certain products.
We are subject to risks related to government contracting, including changes in levels of government spending and regulatory and contractual requirements applicable to sales to the U.S. government.
Our Interconnect Solutions, Control Technologies and Motion Technologies segments derive revenue from sales to U.S. government customers and to higher tier contractors who sell to the U.S. government. Government expenditures are subject to political and budgetary fluctuations and constraints, which may result in significant unexpected changes in levels of demand for our products. In addition, the award, administration and performance of government contracts are subject to regulatory and contractual requirements that differ significantly from the terms and conditions that apply to contracts with our non-governmental customers. We may be subject to audits and investigations to evaluate our compliance with these requirements. If we are found to have failed to comply with requirements applicable to government contractors, we may be subject to various actions, including but not limited to fines or penalties, reductions in the value of our government contracts, suspension and termination.  Failure to comply with applicable requirements also could harm our reputation and our ability to compete for future government contracts. Any of these outcomes could have a material adverse effect on our business, results of operations and financial condition.
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
We use a variety of sales channels to sell our products and services. Successfully managing these sales channels is a complex process as we sell a broad mix of products through a network of over 750 distributors, agents, and value-added resellers. Moreover, since each distribution method has distinct risks and profit margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and profit margins. In addition, changes to the sales channels could introduce additional complexity to the sales and inventory management processes and could cause disruptions to customer service or create channel conflicts.
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
Approximately 10% of our total revenue is derived from a single customer, Continental ATE, whom we sell to through OE pad contracts and OES supply agreements with automakers and which is also a third-party distributor for us in the independent aftermarket channel. The loss of this customer could have a material adverse effect on our business, results of operations, and financial condition.

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
A material business interruption, particularly at one of our manufacturing facilities, could negatively impact our ability to generate sales and meet customer demand.
If operations at one of our manufacturing facilities were to be disrupted as a result of a significant equipment failure, natural disaster, power outage, fire, explosion, terrorism, IT system failure, cyber-based attack, adverse weather conditions, labor disputes, relocation of production location, or any other reason, our financial performance could be adversely affected as a result of our inability to meet customer demand for our products. A significant interruption in production capability could require also us to make substantial payments due to non-performance, which could negatively affect our results of operations. We have insurance for certain covered losses which we believe to be adequate to provide for reconstruction of facilities and equipment, as well as certain financial losses resulting from any production interruption or shutdown. However, any recovery under our insurance policies may not offset the lost revenues or increased expenses that may be experienced during the disruption of operations.
Additionally, we have intentions to upgrade or replace existing Enterprise Resource Planning (ERP) systems over the next several years. Implementing new systems may result in unintended changes to the way in which production is performed and transactions are processed. Our ability to execute these ERP systems implementations will directly impact our potential risk exposure during this implementation period.

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
Our portfolio reviews also include the potential for cost-saving initiatives through restructuring and other initiatives. We strive for and expect to achieve cost savings in connection with certain initiatives, including: (i) manufacturing process and supply chain rationalization; (ii) streamlining redundant administrative overhead and support activities; and (iii) restructuring and repositioning organizations. Cost savings expectations are inherently estimates that are difficult to predict and we cannot provide assurance that we will achieve expected, or any, actual cost savings. Our restructuring activities may place substantial demands on our management, which could lead to the diversion of management’s attention from other business priorities and result in a reduced customer focus.
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
Environmental laws and regulations allow for the assessment of substantial fines and criminal sanctions as well as facility shutdowns to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. We also could be affected by changes in environmental laws or regulations, including, for example, those imposed in response to vapor intrusion or climate change concerns.
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
Developments such as the adoption of new environmental laws and regulations, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, the adequacy of insurance policies, our inability to recover costs associated with any such developments, or financial insolvency of other potentially responsible parties could have a material adverse effect on our financial statements.
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
From time to time we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to personal injury claims, employment and employee benefit matters and commercial or contractual disputes, sometimes related to acquisitions or divestitures. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate or can estimate.
The 2011 Spin-Off may expose us to potential liabilities.
In connection with the 2011 spin-off, we may be exposed to potential liabilities. As part of the Distribution Agreement, ITT, Exelis, and Xylem indemnified each other with respect to such parties’ assumed or retained liabilities pursuant to the Distribution Agreement and breaches of the Distribution Agreement or related spin agreements. There can be no assurance that the indemnity from Exelis and Xylem will be sufficient to protect us against the full amount of these and other liabilities, or that each of Exelis and Xylem will be able to fully satisfy its indemnification obligations. Third-parties could also seek to hold us responsible for any of the liabilities that each of Exelis and Xylem has agreed to assume. Even if we ultimately succeed in recovering from Exelis and/or Xylem any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. In addition, performance on indemnities that we provided Exelis and Xylem may be significant. Each of these risks could negatively affect our business, results of operations and financial position.
Anti-takeover provisions in our organizational documents and Indiana law could delay or prevent a change in control.
Certain provisions of our articles of incorporation and by-laws may delay or prevent a merger or acquisition that a shareholder may consider favorable. For example, the articles of incorporation authorize our Board of Directors to issue one or more series of preferred stock. In addition, the articles of incorporation and by-laws, among other things, do not permit action by written consent of the shareholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. Indiana law also imposes some restrictions on mergers and other business combinations between any holder of 10% or more of our outstanding common stock and us as well as certain restrictions on the voting rights of "control shares" of an "issuing public corporation."

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

	Number of Facilities - Owned
	Industrial Process		Motion Technologies		Interconnect Solutions		Control Technologies		Other		Total
Location	#	Area	#	Area	#	Area	#	Area	#	Area	#	Area
Manufacturing:
North America	4	1,155.0	2	226.1	2	722.1	3	182.6	—	—	11	2,285.8
Europe	2	367.5	4	848.5	1	231.3	—	—	—	—	7	1,447.3
Asia	1	189.0	—	—	1	13.4	—	—	—	—	2	202.4
	7	1,711.5	6	1,074.6	4	966.8	3	182.6	—	—	20	3,935.5

Non-Manufacturing:
North America	2	66.5	—	—	—	—	—	—	—	—	2	66.5
Europe	—	—	1	38.5	—	—	—	—	—	—	1	38.5
South America	1	68.0	—	—	—	—	—	—	—	—	1	68.0
	3	134.5	1	38.5	—	—	—	—	—	—	4	173.0

	Number of Facilities - Leased
	Industrial Process		Motion Technologies		Interconnect Solutions		Control Technologies		Other		Total
Location	#	Area	#	Area	#	Area	#	Area	#	Area	#	Area
Manufacturing:
North America	5	290.4	2	85.6	5	178.6	2	255.5	—	—	14	810.1
Europe	—	—	1	261.4	1	52.8	1	5.5	—	—	3	319.7
Asia	1	211.5	1	341.7	1	294.4	—	—	—	—	3	847.6
South America	1	33.6	—	—	—	—	—	—	—	—	1	33.6
	7	535.5	4	688.7	7	525.8	3	261.0	—	—	21	2,011.0

Non-Manufacturing:
North America	16	303.9	1	16.0	3	6.5	1	3.0	1	53.7	22	383.1
Europe	12	115.3	1	28.0	2	11.3	—	—	—	—	15	154.6
Middle East	2	12.5	—	—	2	1.0	—	—	—	—	4	13.5
Asia	19	217.8	—	—	4	10.5	—	—	3	18.4	26	246.7
South America	8	199.5	1	0.5	—	—	—	—	—	—	9	200.0
	57	849.0	3	44.5	11	29.3	1	3.0	4	72.1	76	997.9

ITEM 3.	LEGAL PROCEEDINGS
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
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, the amount of liability for potential future claims beyond the next 10 years is not reasonably estimable due to a number of factors. As of December 31, 2015, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,042.8, including expected legal fees, and an associated asset of $412.0 which represents estimated recoveries from insurers, resulting in a net exposure of $630.8. See information provided below and in Note 18, Commitments and Contingencies, to the Consolidated Financial Statements for further information.
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The current executive officers of the Company, as of February 1, 2016, are listed below.

Name	Age	Current Title
Denise L. Ramos	59	Chief Executive Officer and President
Farrokh Batliwala	40	Senior Vice President and President, Control Technologies
Aris C. Chicles	54	Executive Vice President and President, Industrial Process
Victoria L. Creamer	46	Senior Vice President Human Resources
Steven C. Giuliano	46	Vice President and Chief Accounting Officer
Mary Beth Gustafsson	56	Senior Vice President, General Counsel and Chief Compliance Officer
Luca Savi	50	Senior Vice President and President, Motion Technologies
Thomas M. Scalera	44	Senior Vice President and Chief Financial Officer
Neil W. Yeargin	50	Senior Vice President and President, Interconnect Solutions
Denise L. Ramos was appointed Chief Executive Officer, President and a director of the Company in October 2011. She previously served as Senior Vice President and Chief Financial Officer of the Company since 2007. Prior to joining the Company, Ms. Ramos served as Chief Financial Officer for Furniture Brands International from 2005 to 2007. From 2000 to 2005, Ms. Ramos served as Senior Vice President and Corporate Treasurer at Yum! Brands, Inc. and Chief Financial Officer for the U.S. division of KFC Corporation. Ms. Ramos began her career in 1979 at Atlantic Richfield Company (ARCO), where she had more than 20 years of business and financial experience serving in a number of increasingly responsible finance positions, including Corporate General Auditor and Assistant Treasurer. Ms. Ramos has served as a director of Praxair, Inc. since April 2014, where she serves on the Audit Committee and the Governance and Nominating Committee. She serves on the Executive Committee of the Board of Trustees for the Manufacturers Alliance for Productivity and Innovation and is also a member of the Business Roundtable and the Business Council. Ms. Ramos was included in the Top 100 CEO Leaders in Science, Technology, Engineering and Math publication by STEMconnector, she recently received a Distinguished Leadership Award from the New York Hall of Science and she was named to Fortune magazine’s 2014 Top People in Business.
Farrokh Batliwala has served as our Senior Vice President and President, Control Technologies since October 2015. Prior to joining us, Mr. Batliwala served as Vice President and General Manager, Hydraulics, Power and Motion Control Division for Eaton Corporation (Eaton), a diversified global power management technology company, from 2013 to 2015. Mr. Batliwala held various other positions of increasing levels of responsibility at Eaton since 2004.
Aris C. Chicles has served as our Executive Vice President and President, Industrial Process since May 2014 and previously as Executive Vice President since October 2011. Prior to that he served as our Senior Vice President, Strategy and Corporate Development from August 2007 to October 2011 and Vice President, Strategy and Corporate Development from June 2006 to July 2007. Before joining us, Mr. Chicles held various positions of increasing levels of responsibility at American Standard Companies, Inc., a global manufacturer of products and systems in diversified industries, and Owens Corning Inc., a leading provider of building materials systems and composite solutions.

Victoria L. Creamer has served as our Senior Vice President, Human Resources since February 2015. Prior to joining ITT, Ms. Creamer served as Vice President, Global Compensation and Recognition of International Business Machines Corporation (IBM), a global technology and consulting company, from April 2013 to January 2015. Ms. Creamer held various other positions of increasing levels of responsibility at IBM since 1991.
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
Mary Beth Gustafsson has served as our Senior Vice President and General Counsel since February 2014 and as our Chief Compliance Officer since August 2014. Prior to joining us, Ms. Gustafsson served as Executive Vice President, General Counsel and Corporate Secretary of First Solar Inc., a global provider of comprehensive photovoltaic solar systems, from 2009 to 2013 and from 2008 to 2009 as Vice President, General Counsel. Ms. Gustafsson was previously Senior Vice President, General Counsel and Secretary of American Standard Companies, Inc.
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

	2015		2014
	High	Low	High	Low
Three Months Ended:
March 31	$42.97	$35.30	$44.87	$37.87
June 30	43.96	39.01	48.24	41.48
September 30	42.43	32.86	49.42	44.93
December 31	40.52	32.70	45.34	36.74
We declared dividends of $0.1183 and $0.11 per share of common stock in each of the four quarters of 2015 and 2014, respectively. In the first quarter of 2016, we declared a dividend of $0.124 per share for shareholders of record on March 11, 2016. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.
There were approximately 10,687 holders of record of our common stock on February 17, 2016.
EQUITY COMPENSATION PLAN INFORMATION
The equity compensation plan information called for by Item 5(a) is set forth under the caption "Equity Compensation Plan Information" in our Proxy Statement for the 2016 Annual Meeting of Shareholders.
During the fiscal year ended December 31, 2015, no equity securities of the Company were sold by the Company that were not registered under the Securities Act.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our purchases of our common stock for the quarter ended December 31, 2015.

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
10/1/2015 - 10/31/2015	—	—	—	$240.7
11/1/2015 - 11/30/2015	—	—	—	$240.7
12/1/2015 - 12/31/2015	—	—	—	$240.7

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, our Board of Directors approved a three-year $1 billion share repurchase program (2006 Share Repurchase Program). On December 16, 2008, our Board of Directors modified the provisions of the 2006 Share Repurchase Program to replace the original three-year term with an indefinite term. As of December 31, 2015, we had repurchased 18.4 shares for $759.3, including commissions, under the 2006 Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

PERFORMANCE GRAPH
CUMULATIVE TOTAL RETURN
Based upon an initial investment on December 31, 2010 of $100 with dividends reinvested

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
ITT Corporation	$100.00	$114.01	$140.76	$263.75	$248.26	$225.59
S&P 400 Mid-Cap	$100.00	$98.27	$115.76	$154.50	$169.54	$165.85
S&P 400 Capital Goods	$100.00	$95.45	$119.81	$169.36	$169.79	$160.43
This graph is not, and is not intended to be, indicative of future performance of our common stock. This graph shall not be deemed "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act.

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

(In Millions, except per share amounts)	2015	2014	2013(a)	2012	2011
Results of Operations
Revenue	$2,485.6	$2,654.6	$2,496.9	$2,227.8	$2,085.6
Gross profit	809.1	866.4	799.8	680.2	645.0
Gross margin	32.6%	32.6%	32.0%	30.5%	30.9%
Asbestos-related (benefit) costs, net(b)	(91.4)	3.9	32.8	50.9	100.4
Other operating costs(c)	520.4	596.1	583.4	477.8	789.5
Operating income (loss)	380.1	266.4	183.6	151.5	(244.9)
Operating margin	15.3%	10.0%	7.4%	6.8%	(11.7)%
Income tax expense (benefit)(d)	70.1	71.3	(309.6)	39.6	260.6
Income (loss) from continuing operations attributable to ITT Corporation	312.4	188.4	487.7	109.5	(576.5)
Income (loss) from discontinued operations, net of tax(e)	39.4	(3.9)	0.8	15.9	447.0
Net income (loss) attributable to ITT Corporation	$351.8	$184.5	$488.5	$125.4	$(129.5)
Income (loss) from continuing operations per basic share	$3.48	$2.06	$5.36	$1.18	$(6.22)
Income (loss) from discontinued operations per basic share	$0.44	$(0.04)	$0.01	$0.17	$4.82
Net income (loss) per basic share	$3.92	$2.02	$5.37	$1.35	$(1.40)
Income (loss) from continuing operations per diluted share	$3.44	$2.03	$5.28	$1.16	$(6.22)
Income (loss) from discontinued operations per diluted share	$0.44	$(0.04)	$0.01	$0.17	$4.82
Net income (loss) per diluted share	$3.88	$1.99	$5.29	$1.33	$(1.40)
Dividends declared	$0.4732	$0.44	$0.40	$0.364	$1.591
Financial Position
Cash and cash equivalents(f)	$415.7	$584.0	$507.3	$544.5	$689.8
Total assets(g)	3,723.6	3,631.5	3,740.2	3,386.1	3,671.5
Total debt and capital leases	248.5	8.5	48.9	26.9	6.5

(a)	On November 28, 2012, we acquired Bornemann GmbH, therefore our 2013 Consolidated Financial Statements include an additional eleven months of operations.

(b)
The asbestos-related benefit in 2015 primarily reflects a $100.7 benefit recognized related to a new single firm strategy and streamlined case management that is expected to significantly reduce asbestos defense costs. See Note 18, Commitments and Contingencies, to the Consolidated Financial Statements for further information.

(c)
The decrease in other operating costs from 2011 to 2012 was primarily due to the 2011 spin-off of Exelis and Xylem. In connection with activities taken to create the revised organizational structure and to complete the 2011 spin-off (referred to herein as transformation costs) we recognized total transformation costs of $636.2 during 2011, of which $396.1 are presented within income from continuing operations. Transformation costs incurred during 2011 primarily relate to losses on the extinguishment of debt, asset impairments, and employee retention and severance.

(d)
The 2011 tax expense of $260.6 includes a $340.7 valuation allowance for U.S. federal and state deferred tax assets as it became more likely than not that these deferred tax assets would not be realized, a $69.3 tax expense for undistributed foreign earnings that were no longer considered indefinitely reinvested, and a $30.9 tax benefit from an increase in state deferred tax assets which were re-measured based on enacted tax rates using different state apportionment factors as a result of the 2011 spin-off. The 2013 tax benefit of $309.6 includes the release of a U.S. deferred tax valuation allowance of $374.6 that was initially established in 2011. See Note 5, Income Taxes, to the Consolidated Financial Statements for further information.

(e)
During 2015, the Company recognized income from discontinued operations of $39.4, principally related to the settlement of the U.S. income tax audit. Discontinued operations include the results of the Shape Cutting Businesses (disposed of in 2012), Exelis (disposed of in 2011), Xylem (disposed of in 2011) and transformation costs of $240.1 recorded during 2011. Transformation costs presented within discontinued operations are costs directly related to the 2011 spin-off, primarily advisory fees and information technology costs, which provide no future benefit to the Company.

(f)
The decline in cash and cash equivalents from 2014 to 2015 was primarily due to the acquisitions of Wolverine in October of 2015 and Hartzell Aerospace in March of 2015 and an increase of $59.5 in short-term investment deposits. The decline in cash and cash equivalents from 2011 to 2012 was primarily due to the acquisition of Bornemann for $193.2 net of cash acquired.

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
The following discussion should be read in conjunction with the consolidated financial statements and the notes related thereto. As we noted earlier in the Forward-Looking and Cautionary Statements of this Annual Report on Form 10-K, this Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" (along with other sections of this Annual Report), may contain forward-looking statements. The risks discussed in Part I, Item 1A, "Risk Factors," and other risks identified in this Annual Report on Form 10-K could cause our actual results to differ materially from those expressed by such forward-looking statements.
OVERVIEW
ITT Corporation is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation and industrial markets. We refer you to Part I, Item 1, "Description of Business" for a further overview of our company, segments, products and services offerings, and other information about our business.
See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue, adjusted segment operating income, and adjusted income from continuing operations.
EXECUTIVE SUMMARY
During 2015, we continued to face an ongoing difficult external environment including a declining global oil and gas market, weaker than expected general industrial markets, and negative impacts from a strengthening U.S. dollar. Despite these persistent external challenges, our ITT team focused on key strategic areas including Optimizing Execution, Market Expansion, and Balanced and Effective Capital Deployment. The progress we made in these strategic growth areas helped propel our strategy forward and create sustainable benefits, which are keenly focused on long-term growth and value creation for all of our stakeholders.
Our 2015 results include:

•
A 6% decline in revenue (1% decline organic revenue) driven by a $193.8 unfavorable impact from foreign currency translation and the declines we experienced in oil & gas and general industrial markets, which were collectively down 6% on an organic basis. The impact of these headwinds was partially offset by top-line growth of 4% on an organic basis in the transportation markets, led by Automotive.

•
Despite the overall topline decline, operating income and margin increased $113.7 and 530 basis points, respectively, which includes a $100.7 benefit from our estimate of future asbestos-related legal costs as we drove productivity and efficiencies across ITT.

•
Income from continuing operations was $3.44 per diluted share, or $2.55 per diluted share on an adjusted EPS basis. The adjusted EPS non-GAAP metric reflects a 3.2% increase over the same prior year metric.

Our attention to controlling what we had the ability to control drove progress across our three strategic areas of focus. The following highlights a few examples of our value-creating activities this year.

•
We advanced the reorganization and streamlining of our Industrial Process segment leading to improved operational effectiveness and productivity savings to address the current realities of the global oil & gas market and slowing project activity.

•
We continued to identify additional opportunities to improve efficiency and reduce both operational and corporate costs in areas ranging from footprint optimization and a more focused supplier base to in-sourcing more functional activities.

•	We also reduced our net asbestos liability by 16%, by aggressively driving our strategy focused on reducing the volatility and uncertainty associated with the assets and liabilities.

Despite experiencing market pressures throughout the year, we continued to focus on our long-term strategic markets.

•	Motion Technologies continued their track record of outpacing the global automotive friction market with organic revenue growth of 9%, with all major geographies contributing to the results.

•
We remained focused on new product launches and innovation across the organization. For example, our i-ALERT 2 Equipment Health Monitor, was named Processing magazine’s 2015 Breakthrough Product of the Year.

The year of 2015 also marked the highest deployment of capital since the 2011 spin-off, topping out at close to $600 million.

•	We advanced our portfolio by acquiring two businesses this year - Wolverine Advanced Materials and Hartzell Aerospace.

•	We continued our phased investments to further expand our friction facilities in Europe and China to meet the growing customer demand.

•	We completed $80 of share repurchases during the year, in addition to maintaining a solid dividend.
As we enter 2016, we are continuing to recalibrate our cost structure to improve efficiency and costs, while building our strategic path for the future. As a result, we expect to take an additional restructuring and realignment actions during 2016. These actions will largely take place within our Industrial Process segment, as we further align with the current realities of the oil and gas market and will help to solidify the foundation and position the business for long-term growth. We will also be maintaining our focus on gross productivity savings during 2016 by advancing our Lean Transformation and realizing supply chain and restructuring benefits.
From a capital allocation standpoint, we will continue our track record of balanced and effective capital deployment by funding major organic investments that extend our global reach and capabilities and drive future organic growth. In 2016, we will be expanding our global auto brake pad footprint by adding a new production facility in Mexico that will supply the North American market. We will take a standardized and modular approach, just as we did with our Wuxi, China facility, where we will only add enough production capacity for the known platform wins. We expect to begin production in this new facility by the end of 2017. Acquisitions are also a critical component of our long-term capital deployment priorities.
Our success in 2016 will rely heavily on the effective execution of our strategic plan, however there are certain macro-trends that are out of our control, such as the impacts from lower oil prices, industrial production declines, and foreign exchange volatility, which create uncertainty with regard to our overall business and financial performance.
Demand for our products that serve the oil and gas market, primarily pumps and connectors that represent approximately 20% of 2015 revenue, depend substantially on the level of expenditures by the oil and gas industry for exploration, development and production. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Since 2014, oil and gas prices have declined significantly, resulting in lower expenditures by the oil and gas industry. As a result, many of our customers have reduced or delayed spending, thus reducing the demand for our products and exerting downward pressure on the prices that we charge. These conditions have had, and may continue to have, an adverse impact on our financial condition.

DISCUSSION OF FINANCIAL RESULTS
2015 VERSUS 2014

	2015	2014	Change
Revenue	$2,485.6	$2,654.6	(6.4)%
Gross profit	809.1	866.4	(6.6)%
Gross margin	32.6%	32.6%	—
Operating expenses	429.0	600.0	(28.5)%
Operating expense to revenue ratio	17.3%	22.6%	(530	)bp
Operating income	380.1	266.4	42.7%
Operating margin	15.3%	10.0%	530	bp
Interest and non-operating (income) expenses, net	(2.2)	4.4	(150.0)%
Income tax expense	70.1	71.3	(1.7)%
Effective tax rate	18.3%	27.2%	(890	)bp
Income from continuing operations attributable to ITT Corporation	312.4	188.4	65.8%
Income (loss) from discontinued operations, net of tax	39.4	(3.9)	**
Net income attributable to ITT Corporation	$351.8	$184.5	90.7%
** Resulting percentage not considered meaningful.
All comparisons included with the Discussion of Financial Results 2015 versus 2014 refer to results for the year ended December 31, 2015 compared to the year ended December 31, 2014, unless stated otherwise.
REVENUE
The following table illustrates the year-over-year revenue results from each of our segments for the years ended December 31, 2015 and 2014.

	2015	2014	Change	Organic Revenue Growth(a)
Industrial Process	$1,113.8	$1,208.3	(7.8)%	(2.4)%
Motion Technologies	767.2	769.4	(0.3)%	9.1%
Interconnect Solutions	328.1	392.8	(16.5)%	(11.3)%
Control Technologies	281.2	290.5	(3.2)%	(10.4)%
Eliminations	(4.7)	(6.4)	(26.6)%	—
Total Revenue	$2,485.6	$2,654.6	(6.4)%	(1.2)%

(a)	See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue and organic orders.
Our 2015 revenue was significantly impacted by an unfavorable foreign currency translation impact of $193.8, primarily due to the strengthening of the U.S. dollar versus the Euro. The decline in revenue during 2015 also reflects the impact of reduced capital spending levels from the softness in the global general industrial markets, which were partially offset by the increased sales volumes at our Motion Technologies segment from market share gains and geographical expansion within North America and China. Additional details regarding revenue and orders are provided by segment below.

Industrial Process
Industrial Process revenue for the year ended December 31, 2015 was $1,113.8, reflecting a decrease of $94.5, or 7.8%. Unfavorable foreign currency fluctuations negatively impacted revenue growth by $65.0, or 5.4%. Organic revenue decreased 2.4%, from the prior year, reflecting the challenging oil and gas and industrial market conditions which have impacted customers' capital spending levels and led to project delays in 2015. However, a large portion of the impact was offset by shipments from strong prior year bookings despite the difficult market conditions. These were the primary drivers that impacted our results within the oil and gas market resulting in a revenue decline of approximately 2%. Revenue stemming from the chemical market declined approximately 10% globally, which reflects significant impacts within the Asia Pacific region driven by a decline in large projects. Revenue from the mining market was down approximately 3% as strength in Latin America, primarily due to large project pumps, was more than offset by the impact of soft market conditions in North America.
Orders for the year ended December 31, 2015 were $936.7, reflecting a decrease of $277.5, or 22.9%. Unfavorable foreign currency fluctuations negatively impacted order growth by $57.8, or 4.8%. Organic orders decreased 18.1%, from the prior year, primarily reflecting the impact from lower oil prices which has decreased the level of capital investment in the oil and gas markets and created difficult prior year comparisons which included multiple large-scale highly engineered pump project wins. Soft market conditions also drove lower orders to both the chemical and mining markets, primarily within North America and Asia. We did experience some modest order improvement in the other general industrial markets, primarily the pulp and paper and power markets within North America and Latin America.
Backlog
The level of order and shipment activity related to engineered pumps can vary significantly from period to period. Backlog as of December 31, 2015 was $410.9, reflecting a decrease of $192.5, or 31.9%, and includes a $25.3 unfavorable foreign currency translation impact. The decrease reflects a delinquency reduction through improved operational performance combined with a lower project order in-take due to global capital project delays and lower oil and gas, chemical, and general industrial orders due to market uncertainty and volatility.
Motion Technologies
Motion Technologies revenue for the year ended December 31, 2015 was $767.2, reflecting a decrease of $2.2, or 0.3%. The decrease was due to an unfavorable foreign currency translation impact of $106.8, offset by organic revenue growth of $69.7, or 9.1%, and revenue of $34.9 from the acquisition of Wolverine which was completed in the beginning of fourth quarter of 2015. Organic revenue growth reflected strength in global automotive brake pads of approximately 12% in Friction Technologies reflecting increases in the OEM, OES and independent aftermarket sales channels due to market share gains and geographical expansion within North America and China. Sales from our KONI business were flat as growth in the European automotive and U.S. defense markets were partially offset by a decline in the global rail market.
Orders for the year ended December 31, 2015 were $780.0, reflecting a decrease of $17.0, or 2.1%. The unfavorable foreign currency translation impact of $110.0 was partially offset by organic order growth of $52.9, or 6.6%, and orders of $40.1 from the acquisition of Wolverine. Organic orders for 2015 increased due to overall strength in Friction Technologies as our past automotive platform wins began to enter the production cycle but were partially offset by a year-over-year decline in KONI orders related to the rail market.

Interconnect Solutions
Interconnect Solutions revenue for the year ended December 31, 2015 was $328.1, reflecting a decrease of $64.7, or 16.5%, which includes unfavorable foreign currency translation impact of $20.3. Organic revenue decreased $44.4, or 11.3%, as compared to prior year, reflecting a decline in all market categories. Organic revenue derived from the transportation and industrial market category declined approximately 12%, primarily due to weak demand in the heavy vehicle and industrial markets. Organic revenue stemming from the oil and gas market decreased approximately 25% due primarily to the decline in oil prices and related decline in North American rig counts. Organic revenue within the aerospace and defense market declined approximately 6% primarily due to shipment delays from operational disruptions related to the relocation of certain North American operations.
Orders for the year ended December 31, 2015 were $324.3, reflecting a decrease of $64.1, or 16.5%, primarily due to a decline in organic orders driven by challenging industrial market conditions combined with a decline in market share, end-of-life connector platforms, and including an unfavorable foreign currency translation impact of $20.0.
Control Technologies
Control Technologies revenue for the year ended December 31, 2015 was $281.2, reflecting a decrease of $9.3, or 3.2%, which includes an unfavorable foreign currency translation impact of $1.7, as well as revenues of $5.0 from the prior year associated with an industrial product line that was sold in May 2015. These decreases were offset by additional revenues of $27.7 from the Hartzell Aerospace acquisition in March 2015. Organic revenue for 2015 decreased $30.3, or 10.4%, driven by declines at the CT Aerospace and CT Industrial divisions of 8% and 15%, respectively. At CT Aerospace, the declines were driven by weakness in our automated seat product line, as well as soft market conditions in the aerospace aftermarket channel. Weakness in our CT Aerospace division was partially offset by a 6% increase in revenue related to our Defense products. At CT Industrial, weakness in energy absorption products in Europe and China as well as the impact from the oil and gas markets and overall weakness in the industrial markets caused the decline.
Orders received during the year ended December 31, 2015 were $294.3, reflecting an increase of $5.1, or 1.8%, including unfavorable foreign currency translation impact of $1.8 and an impact of $4.0 from an industrial product line that was sold in May 2015. These items were offset by orders of $31.2 from the acquisition of Hartzell Aerospace in March 2015. On an organic basis, orders declined $20.3, or 7.0% for the same reasons as discussed above regarding revenue, and were, partially offset by a 36% increase in orders for Defense products in the CT Aerospace division.
GROSS PROFIT
Gross profit for the year ended December 31, 2015 was $809.1, a decrease of $57.3, or 6.6%. The table below provides gross profit and gross margin by segment for the years ended December 31, 2015 and 2014.

	2015	2014	Change
Industrial Process	$362.8	$385.4	(5.9)%
Motion Technologies	227.9	219.5	3.8%
Interconnect Solutions	105.6	136.8	(22.8)%
Control Technologies	111.8	123.9	(9.8)%
Corporate and Other	1.0	0.8	25.0%
Total gross profit	$809.1	$866.4	(6.6)%
Gross margin:
Industrial Process	32.6%	31.9%	70	bp
Motion Technologies	29.7%	28.5%	120	bp
Interconnect Solutions	32.2%	34.8%	(260	)bp
Control Technologies	39.8%	42.7%	(290	)bp
Consolidated	32.6%	32.6%	—

OPERATING EXPENSES
Operating expenses for the year ended December 31, 2015 decreased $171.0, primarily due to lower net asbestos-related costs as well as from additional cost savings generated by recent restructuring and Lean initiative actions. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	2015	2014	Change
Sales and marketing expenses	$183.2	$219.4	(16.5)%
General and administrative expenses	258.3	300.1	(13.9)%
Research and development expenses	78.9	76.6	3.0%
Asbestos-related (benefit) costs, net	(91.4)	3.9	**
Total operating expenses	$429.0	$600.0	(28.5)%
By Segment:
Industrial Process	$221.6	$261.5	(15.3)%
Motion Technologies	101.5	88.6	14.6%
Interconnect Solutions	93.4	114.6	(18.5)%
Control Technologies	69.4	60.4	14.9%
Corporate & Other	(56.9)	74.9	**
** Resulting percentage not considered meaningful.
Sales and marketing expenses for the year ended December 31, 2015 were $183.2, reflecting a decrease of $36.2, or 16.5%, mainly due to lower commission expenses and other selling and marketing expenses primarily associated with lower sale volumes and cost reduction actions.
G&A expenses were $258.3 for the year ended December 31, 2015, reflecting a decrease of $41.8, or 13.9%. The decrease was primarily driven by a decline in corporate costs of $36.7 (excluding asbestos) reflecting lower environmental-related costs of $12, and a decline in human resource and culture-related investment spending of approximately $10. G&A expense also benefited by favorable foreign currency and year-over-year savings from past restructuring and Lean initiatives, as well as focused cost control efforts across the entire company. G&A expenses associated with the operations of our 2015 acquisitions were approximately $12, which includes $4.5 of restructuring charges.
R&D expenses for the year ended December 31, 2015 were $78.9, reflecting an increase of $2.3, or 3.0%. As a percentage of revenue, R&D expenses increased to 3.2% in 2015 from 2.9% in 2014, as we continued to invest in new product development activities at Control Technologies and Motion Technologies combined with consistent levels of investment spending at the other two business segments.
During 2015, we recognized a net asbestos-related benefit of $91.4, compared to a net asbestos-related cost of $3.9 in the prior year. The decrease of $95.3 was primarily due to a $100.7 benefit recognized during the second quarter of 2015, reflecting a change in our asbestos defense strategy to retain a single firm to defend the Company in asbestos litigation. This new long-term strategy streamlines the management of cases and significantly reduces defense costs. See Note 18, Commitments and Contingencies, in our Notes to the Consolidated Financial Statements for further information on our asbestos-related liabilities and assets.

OPERATING INCOME
Operating income for 2015 was $380.1, reflecting an increase of $113.7, or 42.7%. The change was primarily driven by a $100.7 benefit recognized in the second quarter of 2015 resulting in a net asbestos-related benefit of $91.4 in 2015. The following table illustrates the 2015 and 2014 operating income and operating margin by segments and at the consolidated level.

	2015	2014	Change
Industrial Process	$141.2	$123.9	14.0%
Motion Technologies	126.4	130.9	(3.4)%
Interconnect Solutions	12.2	22.2	(45.0)%
Control Technologies	42.4	63.5	(33.2)%
Segment operating income	322.2	340.5	(5.4)%
Asbestos-related benefit (cost), net	91.4	(3.9)	**
Other corporate costs	(33.5)	(70.2)	(52.3)%
Total corporate and other benefit (costs), net	57.9	(74.1)	(178.1)%
Total operating income	$380.1	$266.4	42.7%
Operating margin:
Industrial Process	12.7%	10.3%	240	bp
Motion Technologies	16.5%	17.0%	(50	)bp
Interconnect Solutions	3.7%	5.7%	(200	)bp
Control Technologies	15.1%	21.9%	(680	)bp
Segment operating margin	13.0%	12.8%	20	bp
Consolidated operating margin	15.3%	10.0%	530	bp
** Resulting percentage not considered meaningful.
Industrial Process operating income for the year ended December 31, 2015 increased $17.3, or 14.0%, to $141.2 and resulted in an operating margin of 12.7%, reflecting growth of 240 basis points. The increase in operating income and margin was primarily the result of net savings from restructuring, Lean, sourcing, and cost control initiatives of approximately $29, an adjustment to reserves established in purchase accounting for a prior acquisition, and a favorable product warranty resolution during 2015, as well as lower commission and postretirement costs. The favorability of these items was partially offset by negative pricing and sales mix impacts of approximately $25 and higher restructuring costs of $8.
Motion Technologies operating income for the year ended December 31, 2015 decreased $4.5, or 3.4%, to $126.4 and resulted in an operating margin of 16.5%, reflecting a decline of 50 basis points. The operating income result was primarily driven by costs of $13.1 related to the acquisition of Wolverine. Excluding these acquisition costs, operating income increased $8.6, or 6.6%, driven by higher sales volume growth, coupled with continued press efficiency improvements and net savings from Lean, sourcing, and cost control initiatives resulting in a benefit of approximately $48. Also included in the 2015 operating income is a $3 gain from an insurance recovery. These items were partially offset by unfavorable foreign currency impacts of approximately $24, as well as unfavorable pricing and sales mix impacts, higher strategic investment costs, and legal settlement favorability in 2014 that totaled an unfavorable impact of approximately $20.
Interconnect Solutions operating income for the year ended December 31, 2015 decreased $10.0, or 45.0%, to $12.2 and resulted in an operating margin of 3.7%, reflecting a decline of 200 basis points. The result reflects declines in sales volume of approximately $18 and incremental costs of approximately $25 related to operational disruptions from the relocation of certain North American operations. Foreign currency unfavorably impacted operating income results by approximately $3. The decline in operating income was partially offset by lower restructuring costs of $14, incremental savings from past restructuring initiatives that provided a benefit of approximately $14, and lower postretirement-related costs of $5 primarily due to a benefit from a plan curtailment.
Control Technologies operating income for the year ended December 31, 2015 decreased $21.1, or 33.2%, to $42.4 and resulted in an operating margin of 15.1%, reflecting a decline of 680 basis points. The decrease in operating income and margin primarily relates to an unfavorable impact of approximately $19 due to lower sales volume and sales mix. In addition, 2015 included higher restructuring costs of $5 and R&D expenses of $3, as well as an unfavorable legal settlement impact of $2 and an impairment charge of $2 both associated with a non-core product line. These expenses were partially offset by the 2015 operating income generated by the Hartzell Aerospace acquisition. These items were further offset by net savings from Lean and sourcing initiatives and cost control management actions of approximately $9 and lower compensation costs.
Other corporate costs for the year ended December 31, 2015 decreased $36.7, or 52.3%, to $33.5, primarily reflecting lower environmental-related costs of $12 (see Note 18, Commitments and Contingencies, for additional information) and a decline in human resource and culture related investment spending of approximately $10 and generally lower departmental spending due to a focus on cost control. Other corporate costs also reflect lower insurance-related costs of approximately $6 and employee incentive costs of approximately $4.
INTEREST AND NON-OPERATING (INCOME) EXPENSES, NET

	2015	2014	Change
Interest (income) expense, net	$(2.5)	$1.5	(266.7)%
Miscellaneous expense (income), net	0.3	2.9	(89.7)%
Total interest and non-operating (income) expenses, net	$(2.2)	$4.4	(150.0)%
Interest (income) expense, net reflects a $5.0 favorable change for 2015, primarily due to the reversal of accrued interest in the third quarter of 2015 related to unrecognized tax benefits, partially offset by additional interest expense associated with higher annual average outstanding borrowings from our revolving credit and commercial paper facilities during 2015. In addition, earned interest income declined $1.0 due to lower average interest rates primarily in Europe and a lower average balance of short-term investments during 2015.
Miscellaneous expenses (income), net decreased $2.6 during 2015, primarily due to a $1.6 receivable with Xylem and Exelis related to the settlement of the U.S. income tax audit in the third quarter of 2015, as well as higher income from equity method investments.
INCOME TAX EXPENSE
For the year ended December 31, 2015, the Company recognized income tax expense of $70.1 representing an effective tax rate of 18.3%, compared to income tax expense of $71.3, and an effective tax rate of 27.2% for 2014. Our effective tax rate in 2015 is lower than the statutory tax rate primarily resulting from a larger mix of foreign income taxed more favorably than the U.S., including a tax holiday in South Korea, the recognition of previously unrecognized tax benefits upon the completion of tax examinations and lapses in the statute of limitations.
After considering all available evidence, including cumulative income and the absence of any significant negative evidence, the Company released the valuation allowance against certain foreign net deferred tax assets in China. The Company continues to maintain a valuation allowance against certain deferred tax assets attributable to state net operating losses and tax credits, and certain foreign net deferred tax assets primarily in Luxembourg, Germany and India which are not expected to be realized. Overall, the current year decrease in the valuation allowance of $11.4 is primarily attributable to the release of valuation allowance in China.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, Germany, Hong Kong, Mexico, South Korea, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $16 due to changes in audit status, expiration of statutes of limitations and other events. The settlement of any future examinations could result in changes in amounts attributable to the Company under its existing Tax Matters Agreement with Exelis and Xylem.
See Note 5, Income Taxes, to the Consolidated Financial Statements for further information on tax-related matters.
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
During 2015, the Company recognized income from discontinued operations of $39.4, principally related to the settlement of the U.S. income tax audit during the third quarter of 2015. This includes a tax benefit of $38.3 from the recognition of previously unrecognized tax positions, related net interest income of $3.2, and a $13.2 receivable due from Exelis and Xylem, partially offset by net tax expense of $17.4 from unfavorable audit adjustments. During 2014, the Company incurred a loss from discontinued operations of $3.9, net of tax, primarily related to a settlement payment to a former ITT entity.

DISCUSSION OF FINANCIAL RESULTS
2014 VERSUS 2013

	2014	2013	Change
Revenue	$2,654.6	$2,496.9	6.3%
Gross profit	866.4	799.8	8.3%
Gross margin	32.6%	32.0%	60	bp
Operating expenses	600.0	616.2	(2.6)%
Operating expense to revenue ratio	22.6%	24.7%	(210	)bp
Operating income	266.4	183.6	45.1%
Operating margin	10.0%	7.4%	260	bp
Interest and non-operating expenses, net	4.4	3.1	41.9%
Income tax expense (benefit)	71.3	(309.6)	(123.0)%
Effective tax rate	27.2%	(171.5)%	19,870	bp
Income from continuing operations attributable to ITT Corporation	188.4	487.7	(61.4)%
(Loss) income from discontinued operations, net of tax	(3.9)	0.8	(587.5)%
Net income attributable to ITT Corporation	$184.5	$488.5	(62.2)%
All comparisons included with the Discussion of Financial Results 2014 versus 2013 refer to results for the year ended December 31, 2014 compared to the year ended December 31, 2013, unless stated otherwise.
REVENUE
Revenue for the year ended December 31, 2014 was $2,654.6, reflecting an increase of $157.7, or 6.3%. The Industrial Process segment generated revenue growth of $100.9, or 9.1%, primarily from long-term industrial pump projects serving the oil and gas, mining, and chemical markets in North America and Latin America. The Motion Technologies segment experienced revenue growth of $47.6, or 6.6%, driven by strength in both automotive OE and aftermarket, as well as in the global rail markets. The Interconnect Solutions segment revenue declined $2.7, or 0.7%, primarily due to weakness in the defense and communication market connectors, as well as from the expected decline in our non-strategic connector product lines, offset by growth from oil and gas in the North American market. The Control Technologies segment revenue grew $12.3, or 4.4%, reflecting strength in both our industrial and commercial aerospace markets.
The following table illustrates the year-over-year revenue results from each of our segments for the years ended December 31, 2014 and 2013.

	2014	2013	Change	Organic Revenue Growth(a)
Industrial Process	$1,208.3	$1,107.4	9.1%	10.7%
Motion Technologies	769.4	721.8	6.6%	6.1%
Interconnect Solutions	392.8	395.5	(0.7)%	(0.4)%
Control Technologies	290.5	278.2	4.4%	4.6%
Eliminations	(6.4)	(6.0)	6.7%	—
Total Revenue	$2,654.6	$2,496.9	6.3%	6.9%

(a)	See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue.

Industrial Process
Industrial Process revenue for the year ended December 31, 2014 was $1,208.3, reflecting an increase of $100.9, or 9.1%. Unfavorable foreign currency fluctuations negatively impacted revenue growth by $20.6, or 1.9%. Organic revenue increased 10.7%, over the prior year, primarily reflecting market share gains in the large, highly engineered project pump business, driven by our growth in the oil and gas market of approximately 21%. The project pump business also contributed to revenue growth in the mining market of approximately 16% and in the chemical market of approximately 9%. The growth of our project pump business was partially offset by a decline in our Asia Pacific general chemical and mining markets.
Orders for the year ended December 31, 2014 were $1,214.2, reflecting an increase of $52.2, or 4.5%. Unfavorable foreign currency fluctuations negatively impacted order growth by $20.7, or 1.8%. Organic orders increased 6.0% primarily reflecting a strong fourth quarter of large engineered project business, mainly in the downstream oil and gas markets in Canada, which led to full year-over-year growth of approximately $60 in the global oil and gas market. We also experienced strong fourth quarter 2014 orders of pumps and parts for the mining market, primarily to the Latin America region, which contributed to our full year 2014 order growth in the mining market of approximately $10. The level of order and shipment activity related to engineered pumps can vary from period to period, which may impact year-over-year comparisons.
Motion Technologies
Motion Technologies revenue for the year ended December 31, 2014 was $769.4, reflecting an increase of $47.6, or 6.6%, due to approximately 5% growth in Friction Technologies and 19.0% growth in KONI. Growth in Friction Technologies came from both the aftermarket and OE channels. Growth in aftermarket channels benefited from the addition of a new production line, as well as improved production press efficiency rates coming from specific Lean initiatives to meet increased demand. The year-over-year increase in OE was driven by growth in China which corresponded with our investments and strategic focus to gain market share in the Asia Pacific region. Higher year-over-year revenues in KONI related to growth in the global rail market as well as growth in the North American automotive market. Foreign currency translation favorably impacted revenue growth by $3.4, resulting in organic revenue growth of 6.1%.
Orders for the year ended December 31, 2014 were $797.0, reflecting an increase of 7.1% driven by order growth at KONI of approximately 23% from strong order intake within the global rail market, along with strong North American aftermarket orders. Orders at our Friction Technologies business increased 4% during 2014, due to key automotive platform wins in Europe and China. Organic orders increased $49.8, or 6.7%.
Interconnect Solutions
Interconnect Solutions revenue for the year ended December 31, 2014 was $392.8, reflecting a decrease of $2.7, or 0.7%. The decline in revenue was mainly due to the phase-out of certain non-strategic connector product lines in the communications market and weakness in the defense market, which was partially offset by year-over-year growth in our other market areas. Revenue from the oil and gas market increased during 2014 by approximately $7, primarily within North America. Revenue from the transportation and industrial market increased by approximately $6, due primarily to growth in heavy equipment and electric vehicle connector products. Revenue from the commercial aircraft market increased approximately 11% over the prior year. Revenue from the medical technologies market was relatively consistent with the prior year.
Orders decreased during 2014 by 3.0%, to $388.4, primarily reflecting year-over-year declines from the U.S. defense market, and the Asia Pacific medical market. These declines were partially offset by an increase in North America oil and gas orders.

Control Technologies
Control Technologies revenue for the year ended December 31, 2014 was $290.5, reflecting an increase of $12.3, or 4.4%. The increase in revenue was primarily driven by growth of 6% in our CT Industrial division and 4% in the CT Aerospace division. The CT Industrial growth was due to gains in energy absorption products, which experienced growth across all major markets, and from higher sales of natural gas valves due to the continued conversion of commercial vehicles to a natural gas fuel source.
The aerospace growth was due to both higher commercial OE sales of approximately 15%, stemming from increased aircraft production rates, as well as increased sales of aftermarket spares of 38%. Total aftermarket sales grew 2%, as the growth in spares was offset by a decline in revenue from an aftermarket program that ended. In addition, the overall CT aerospace revenue growth was reduced by lower year-over-year sales from our seat actuation product line and a 7% decline in sales to the defense market.
Orders received during the year ended December 31, 2014 were $289.2, reflecting an increase of $13.2, or 4.8%, primarily driven by growth in commercial aerospace OEM components due to production rate increases and share gains, as well as order growth in the aerospace aftermarket spares business.
GROSS PROFIT
Gross profit for the year ended December 31, 2014 was $866.4, an increase of $66.6, or 8.3%. The table below provides gross profit and gross margin by segment for the year ended December 31, 2014 and 2013.

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

OPERATING EXPENSES
Operating expenses for the year ended December 31, 2014 decreased $16.2 primarily due to lower net asbestos-related costs as well as from additional cost savings generated by recent restructuring and Lean initiative actions, which were partially offset by higher R&D costs and strategic investment costs. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

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
During 2014, we recognized net asbestos-related costs of $3.9, reflecting a decrease of $28.9. The decrease was primarily due to our 2014 asbestos remeasurement that resulted in a year-over-year benefit of $58.8, which was partially offset by a settlement agreement entered into in the prior year with an insurer that resulted in a $31.0 gain. Based on the results of our 2014 remeasurement, we decreased our estimated undiscounted asbestos liability, including legal fees, by $42.8, reflecting a decrease in costs the company estimates will be incurred to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The decrease in our estimated liability is a result of several developments, including an expectation of lower defense costs relative to indemnities paid over the projection period and favorable experience in the ratio of dismissed claims versus settled claims. These favorable factors were offset in part by an increasing number of cases expected to be adjudicated. Further, in 2014, the Company increased its estimated asbestos-related assets by $16.0, principally due to the estimated probable recoveries of certain liabilities resulting from the annual study. See Note 18, “Commitments and Contingencies,” in our Notes to the Consolidated Financial Statements for further information on our asbestos-related liabilities and assets.

OPERATING INCOME
Operating income for 2014 was $266.4, reflecting an increase of $82.8, or 45.1% primarily due to segment operating income growth of $58.7 and lower asbestos-related of $28.9. The following table illustrates the 2014 and 2013 operating income and operating margin by segments and at the consolidated level.

	2014	2013	Change
Industrial Process	$123.9	$112.0	10.6%
Motion Technologies	130.9	100.3	30.5%
Interconnect Solutions	22.2	14.2	56.3%
Control Technologies	63.5	55.3	14.8%
Segment operating income	340.5	281.8	20.8%
Asbestos-related costs, net	(3.9)	(32.8)	(88.1)%
Other corporate costs	(70.2)	(65.4)	7.3%
Total corporate and other costs	(74.1)	(98.2)	(24.5)%
Total operating income	$266.4	$183.6	45.1%
Operating margin:
Industrial Process	10.3%	10.1%	20	bp
Motion Technologies	17.0%	13.9%	310	bp
Interconnect Solutions	5.7%	3.6%	210	bp
Control Technologies	21.9%	19.9%	200	bp
Segment operating margin	12.8%	11.3%	150	bp
Consolidated operating margin	10.0%	7.4%	260	bp
Industrial Process operating income for the year ended December 31, 2014 increased $11.9, or 10.6%, to $123.9 and resulted in an operating margin of 10.3%, reflecting growth of 20 basis points. The benefit from increased sales volume, particularly large engineered project pumps, of approximately $20, and a similar benefit from net savings from Lean, productivity, and global sourcing initiatives taken during 2014 were partially offset by an unfavorable shift of sales mix and continued project pricing pressures, resulting in an approximate 40 basis point increase to operating margin. Acquisition-related costs related to Bornemann, incurred during 2013, and a reduction in postretirement plan costs and repositioning-related expenses provided a year-over-year operating income benefit of $15.3, resulting in a 120 basis point improvement to operating margin, which were offset by higher strategic investment spending, charges of approximately $10 associated with our operations in Venezuela, corporate expense allocations, and operational impacts from certain complex engineering projects.
Motion Technologies operating income for the year ended December 31, 2014 increased $30.6, or 30.5%, to $130.9 and resulted in an operating margin of 17.0%, reflecting growth of 310 basis points. The primary growth driver was higher sales volumes which provided approximately $24 of additional operating income and a 200 basis point operating margin improvement. Motion Technologies' results also reflected year-over-year operating income and margin growth from the KONI business which are due to strong sales volume growth, fixed cost reductions, and manufacturing improvements. In addition, net savings from Lean, productivity, and global sourcing initiatives and a favorable legal settlement during 2014, as well as lower year-over-year restructuring costs provided approximately $29 of additional operating income, and approximately 380 basis point increase to operating margin. The total year-over-year growth in operating income was partially offset by unfavorable OE pricing, as well as higher R&D and other costs related to capacity expansion and start-up costs.
Interconnect Solutions operating income for the year ended December 31, 2014 increased $8.0, or 56.3%, to $22.2 and resulted in an operating margin of 5.7%, reflecting growth of 210 basis points. The increase in operating income and margin was primarily driven by the cost savings from our restructuring actions taken over the last 2 years, as well as from additional net savings from Lean and sourcing initiatives and lower year-over-year postretirement employee benefit costs, resulting from a plan modification to reduce future participant benefits, that improved operating income and margin by approximately $27 and 710 basis points, respectively. The favorability of these items was partially offset by costs incurred associated with an action to move certain production lines from one location to another existing lower cost manufacturing site, costs incurred related to the design of an enterprise resource planning system, higher restructuring costs, and a negative change in sales mix that reduced operating income and margin by approximately $20 and 500 basis points, respectively.

Control Technologies operating income for the year ended December 31, 2014 increased $8.2, or 14.8%, to $63.5 and resulted in an operating margin of 21.9%, reflecting growth of 200 basis points. The growth in operating income stemmed from net productivity savings generated by Lean and sourcing initiatives, increased sales volume and benefits from pricing initiatives, and lower pension, repositioning and restructuring costs which provided approximately $14 of additional operating income and 400 basis points to operating margin for 2014. However, the benefit provided by these items was partially offset by an unfavorable shift in sales mix related to the decline in sales to the defense market and from an aerospace aftermarket program that was nearing its end of life and higher year-over-year strategic investment-related costs and corporate expense allocations which reduced operating income and margin by approximately $6 and 200 basis points, respectively.
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
INTEREST AND NON-OPERATING EXPENSES, NET

	2014	2013	Change
Interest expense (income), net	$1.5	$1.3	15.4%
Miscellaneous expense (income), net	2.9	1.8	61.1%
Total interest and non-operating expenses, net	$4.4	$3.1	41.9%
Interest expense (income), net increased by $0.2 during 2014, as a favorable movement in accrued interest associated expense related to unrecognized tax benefits and lower average outstanding debt and commercial paper during 2014 were almost entirely offset by a $2.5 decline in interest income primarily related to a 2013 interest-related benefit associated with the settlement of legacy receivables and payables with a former ITT entity.
Miscellaneous expenses (income), net increased $1.1 during 2014, primarily due to income earned during 2013 in connection with transition services arrangements pertaining to the 2011 spin-off of Exelis and Xylem.
INCOME TAX EXPENSE
For the year ended December 31, 2014, the Company recognized an income tax expense of $71.3 representing an effective tax rate of 27.2%, compared to an income tax benefit of $309.6, and an effective tax rate of (171.5)% for 2013. Excluding the impact of the release of the valuation allowance (described further in Note 5, Income Taxes, to the Consolidated Financial Statements) the effective tax rate was 36.0% in 2013. The 2014 effective tax rate included tax benefits resulting from a tax basis step-up election in Italy and additional income that was eligible for a tax holiday in Korea. These were partially offset by changes in the New York State income tax law during the year which resulted in an increase in tax expense of $3.2.
After considering all available evidence, including a cumulative loss and the absence of any significant positive evidence, the Company recorded a valuation allowance against certain foreign net deferred tax assets in Germany and Venezuela. In addition, a portion of the deferred tax assets in Italy were no longer realizable. The Company continued to maintain a valuation allowance against certain deferred tax assets attributable to state net operating losses and tax credits and certain foreign net deferred tax assets primarily in Luxembourg, Germany, India and China which were not expected to be realized. Overall, the increase in the valuation allowance of $11.8 was primarily attributable to foreign net operating loss carryforwards in Luxembourg.
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We have and plan to transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the U.S., consistent with our overall intention to support growth and expand in markets outside of the U.S. through the development of products, increased non-U.S. capital spending, and potentially the acquisition of foreign businesses. However, we have determined that certain undistributed foreign earnings generated in Luxembourg, Japan, Hong Kong and South Korea should not be considered permanently reinvested outside of the U.S. Net cash distributions from foreign countries amounted to $235.0 and $138.5 during 2015 and 2014, respectively. The timing and amount of future remittances, if any, remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. Aggregate dividends paid in 2015 were $42.8, compared to $40.7 in 2014 and $36.4 in 2013, reflecting per share amounts of $0.4732, $0.44, and $0.40, respectively. In the first quarter of 2016, we declared a quarterly dividend of $0.124 per share for shareholders of record on March 11, 2016.
We repurchased 2.0 and 1.1 shares of ITT common stock at a cost of $80.0 and $50.0 in 2015 and 2014, respectively, through our share repurchase program.
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
We access the commercial paper market to supplement the cash flows generated internally to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and when it is cost effective to do so. We had $94.5 of commercial paper outstanding as of December 31, 2015 and we had an average outstanding commercial paper balance of $73.1 during the year.

Credit Facilities
On November 25, 2014, we replaced the four-year revolving $500 credit agreement (the 2011 Revolving Credit Agreement) with a new five-year revolving $500 credit agreement (the 2014 Revolving Credit Agreement). The 2014 Revolving Credit Agreement provides for increases of up to $200 for a possible maximum total of $700 in aggregate principal amount, at the request of the Company and with the consent of the institutions providing such increased commitments. The 2014 Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. Two borrowing options are available under the 2014 Credit Agreement: (i) a competitive advance option and (ii) a revolving credit option. The interest rates for the competitive advance option will be obtained from bids in accordance with competitive auction procedures. The interest rates under the revolving credit option will be based either on LIBOR plus spreads reflecting the Company’s credit ratings, or on the Administrative Agent’s Alternate Base Rate. The provisions of the 2014 Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined, of at least 3.0 times and a leverage ratio, as defined, of not more than 3.0 times. At December 31, 2015, we had $150 outstanding under the 2014 Revolving Credit Agreement. Our interest coverage ratio and leverage ratio were within the prescribed thresholds as of December 31, 2015. In the event of certain ratings downgrades of the Company, to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the credit facility.
Our credit ratings as of December 31, 2015 were as follows:

Rating Agency	Short-Term Ratings	Long-Term Ratings
Standard & Poor’s	A-3	BBB-
Moody’s Investors Service	P-3	Baa3
Fitch Ratings	F2	BBB+
Please refer to the rating agency websites and press releases for more information.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities for the three years ended December 31, 2015, 2014, and 2013.

	2015	2014	2013
Operating activities	$229.7	$244.7	$226.6
Investing activities	(485.5)	(14.5)	(188.8)
Financing activities	120.4	(116.6)	(58.3)
Foreign exchange	(31.6)	(31.2)	(0.4)
Total net cash flow (used in) from continuing operations	$(167.0)	$82.4	$(20.9)
Net cash used in discontinued operations	(1.3)	(5.7)	(16.3)
Net change in cash and cash equivalents	$(168.3)	$76.7	$(37.2)
Net cash provided by operating activities was $229.7 for the year ended December 31, 2015, representing a decrease of $15.0, or 6.1%, from 2014. This decline was primarily driven by higher asbestos-related payments of $20.7, higher postretirement benefit contributions of $6.0, and additional restructuring-related payments of $5.8, and payments associated with the completion and related integration of acquisitions. In addition, cash provided by segment operating income declined by $17.1, after adjustments for non-cash items such as depreciation and amortization. The decrease in net cash provided by operating activities was partially offset by lower income tax payments, net of refunds, of $21.5 and fluctuations in working capital, primarily related to inventory, that resulted in a favorable year-over-year impact of $24.5.

Net cash provided by operating activities was $244.7 for the year ended December 31, 2014, representing an increase of $18.1, or 8.0%, from 2013. This growth was primarily driven by increased segment operating income, which increased $60.5 after adjustments for non-cash items such as depreciation and amortization. A decline in cash payments related to transformation and repositioning activities of $18.0 and lower net asbestos-related payments of $21.5, also contributed to the year-over-year increase in cash from operating activities. However, these items were partially offset by higher net tax payments of $48.1 and unfavorable changes in accrued expenses of $30.2 and customer advances of $10.6. In addition, during 2014 we made payments of $7.7 associated with an action to move certain production lines from one location to another existing lower cost manufacturing site and develop an ERP global template design. The year-over-year change in working capital balances resulted in lower cash usage of $12.9 during 2014, primarily related to improved cash collections and lower year-end inventory balances due to the timing of certain large, long-term industrial pump projects and inventory reduction plans.
Net cash used in investing activities increased from $14.5 in 2014 to $485.5 in 2015 over 2014, primarily due to our acquisitions of Wolverine for $298.1 and Hartzell Aerospace for $52.9 during 2015. In addition, net purchases of short-term investments (net of maturities) exceeded the 2014 amount by $165.2. Capital expenditure spending decreased $32.1 year-over-year with spending for both years focused on capacity expansion projects and system upgrades. In addition, during the second quarter of 2015 we sold an industrial product line within our Control Technologies segment resulting in proceeds of $8.9.
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
Net cash provided by financing activities was $120.4 for the year ended December 31, 2015, reflecting an increase of $237.0 as compared to 2014. The increase reflects 2015 net borrowings of $150 from our revolving credit facility and commercial paper issuances of $94.5, partially offset by a $23.8 increase in repurchases of ITT common stock.
Net cash used in financing activities increased by $58.3 in the year ended December 31, 2014 as compared to 2013 primarily due to the repayment of all outstanding commercial paper during 2014, compared to net commercial paper borrowings during 2013. This led to a year-over-year outflow from short-term debt activity of $63.4. Cash from financing activities was also unfavorably impacted by a reduction of $18.0 in proceeds associated with employee stock issuance activity, net of excess tax benefits. However, these items were partially offset by a $27.7 decline in the amount of common stock repurchased during 2014 compared to 2013. In addition, we made dividend payments of $40.7 and $36.4 during the years ended December 31, 2014 and 2013, respectively.
Our average daily outstanding commercial paper balance for the years ended 2015, 2014, and 2013 was $73.1, $41.2, and $47.7, respectively. The maximum outstanding commercial paper during each of those respective years was $180.0, $100.5, and $103.5, respectively. We had $94.5 of commercial paper outstanding as of December 31, 2015.
Net cash used related to discontinued operations for the year ended December 31, 2015 of $1.3 is primarily related to environmental-related payments for sites formerly owned by ITT. Net cash used related to discontinued operations for the year ended December 31, 2014 is primarily related to a settlement payment to a former ITT entity. Net cash used related to discontinued operations for the year ended December 31, 2013 is primarily due to the settlement of legacy receivables and payables with a former ITT entity, resulting in a net cash payment by ITT of $15.3.

Asbestos
Based on the estimated undiscounted asbestos liability as of December 31, 2015 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 40% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. In the 10th year of our estimate, our insurance recoveries are currently projected to be 15%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
The Company has negotiated with certain of its excess insurers to reimburse the Company for a portion of its settlement and/or defense costs as incurred, frequently referred to as "coverage-in-place" agreements. Under coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. The Company has entered into policy buyout agreements with certain insurers confirming the aggregate amount of available coverage under the subject policies and setting forth a schedule for future payments to a Qualified Settlement Fund, to be disbursed for future asbestos costs. Collectively, these agreements are designed to facilitate an orderly resolution and collection of ITT’s insurance and to mitigate issues that insurers may raise regarding their responsibility to respond to claims.
As of December 31, 2015, the Company has entered into coverage-in-place agreements and policy buyout agreements representing approximately 53% of our recorded asset. Certain of our primary coverage-in-place agreements are exhausted which may result in higher net cash outflows until excess carriers begin accepting claims for reimbursement. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to ITT coverage, those overall limits were not reached by the estimated liability recorded by the Company at December 31, 2015.
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
Although asbestos cash outflows can vary significantly from year to year, our current net cash outflows, net of tax benefits, averaged $12 over the past three annual periods and are projected to average $15 to $25 over the next five years, increasing to an average of approximately $35 to $45 per year over the remainder of the projection period.
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
Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims that may be filed beyond the next 10 years, it is difficult to predict the ultimate outcome of the cost of resolving the pending and estimated unasserted asbestos claims. We believe it is possible that the future events affecting the key factors and other variables within the next 10 years, as well as the cost of asbestos claims filed beyond the next 10 years, net of expected recoveries, could have a material adverse effect on our financial statements.

Funding of Postretirement Plans
The following table provides a summary of the funded status of our postretirement benefit plans as of December 31, 2015 and 2014.

	2015				2014
	U.S. Pension	Non-U.S. Pension	Other Benefits	Total	U.S. Pension	Non-U.S. Pension	Other Benefits	Total
Fair value of plan assets	$278.1	$0.9	$7.9	$286.9	$272.9	$1.0	$9.5	$283.4
Projected benefit obligation	339.9	78.0	143.4	561.3	324.1	87.5	134.5	546.1
Funded status	$(61.8)	$(77.1)	$(135.5)	$(274.4)	$(51.2)	$(86.5)	$(125.0)	$(262.7)
The funded status of our U.S. pension plans declined by $10.6 during 2015 primarily due to our assumption of two plans in connection with our fourth quarter 2015 acquisition of Wolverine. In addition, lower than expected asset returns reduced the funded status but were offset by a change in the discount rate and discretionary company contributions. Our non-U.S. pension plans, which are typically not funded due to local regulations, had an improvement in funded status of $9.4 during 2015 due to an increase in the discount rate used to measure the benefit obligation.
While the Company has significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, and applicable Internal Revenue Code regulations mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend a plan or make benefit payments. In general, certain benefit restrictions apply when the Adjusted Funding Target Attainment Percentage (AFTAP) of a plan is less than 80%. When the AFTAP is between 80% and 60%, there is a restriction on plan amendments and a partial restriction on accelerated benefit payments (i.e., lump sum payments cannot exceed 50% of the value of the participants total benefit). Full benefit restrictions apply if the plan’s AFTAP falls below 60%. As of December 31, 2015, the funding percentages of all ITT U.S. Qualified pension plans exceeded 80% as calculated using the AFTAP approach.
While we make contributions to our postretirement benefit plans when considered necessary or advantageous to do so, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. Funding requirements under IRS rules are a major consideration in making contributions to our U.S. pension plans. Future minimum funding requirements will depend primarily on the return on plan assets and discount rate, both determined using AFTAP guidelines. Depending on these factors, and the resulting funded status of our U.S. pension plans, the level of future minimum contributions could be material. During 2015 and 2014, we contributed $12.4 and $4.4 to our global pension plans, respectively. The 2015 contribution included a $7.5 discretionary contribution to our U.S. pension plans. We currently estimate that the 2016 contributions to our global pension plans will be approximately $5.0.
The funded status of our other employee-related defined benefit plans declined $10.5 during 2015 primarily due to our assumption of the Wolverine other employee-related defined benefit plan. We contributed $6.2 and $8.2 to our other employee-related defined benefit plans during 2015 and 2014. We currently estimate that the 2016 contributions to our other employee-related defined benefit plans will be approximately $10.0. See Note 15, Postretirement Benefit Plans, for additional financial information related to our postretirement obligations.

Capital Resources
Long-term debt is generally defined as any debt with an original maturity greater than 12 months. As of December 31, 2015, we have sources of long- and short-term funding including access to the capital markets through a commercial paper program and available unused credit lines of $350, as well as general market access to longer-term markets. Our commercial paper program is supported by the 2014 Revolving Credit Agreement and our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances.
The table below provides long-term debt outstanding and capital lease obligations at December 31, 2015 and 2014.

	2015	2014
Current portion of long-term debt and capital leases	$1.2	$1.5
Non-current portion of long-term debt and capital leases	2.8	7.0
Total long-term debt and capital leases	$4.0	$8.5
Contractual Obligations
ITT’s commitment to make future payments under long-term contractual obligations was as follows, as of December 31, 2015:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt, including interest and capital leases	$4.7	$1.4	$1.6	$0.9	$0.8
Operating leases	156.9	21.7	35.9	26.8	72.5
Purchase obligations(a)	64.2	63.1	0.9	0.2	—
Other long-term obligations(b)	116.9	16.2	31.1	30.7	38.9
Total	$342.7	$102.4	$69.5	$58.6	$112.2
In addition to the amounts presented in the table above, we have recorded liabilities for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years and uncertain tax positions of $1,042.8 and $51.7, respectively, in our Consolidated Balance Sheet at December 31, 2015. These amounts have been excluded from the contractual obligations table due to an inability to reasonably estimate the timing of payments in individual years. In addition, while we make contributions to our postretirement benefit plans when considered necessary or advantageous to do so, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. As such, expected contributions to our postretirement benefit plans have been excluded from the table above.

(a)
Represents unconditional purchase agreements that are enforceable and legally binding and that specify all significant terms to purchase goods or services, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase agreements that are cancellable without penalty have been excluded.

(b)
Other long-term obligations include amounts recorded on our December 31, 2015 Consolidated Balance Sheet, including estimated environmental payments and employee compensation agreements. We estimate based on historical experience that we will spend between $10 and $15 per year on environmental investigation and remediation, a portion of which we are legally mandated to perform investigation and/or remediation through various orders and agreements with state and federal oversight agencies. At December 31, 2015, our recorded environmental liability was $82.6.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements represent transactions, agreements or other contractual arrangements with unconsolidated entities, where an obligation or contingent interest exists. Our off-balance sheet arrangements, as of December 31, 2015, consist of indemnities related to acquisition and disposition agreements and certain third-party guarantees.
Indemnities
Since ITT’s incorporation in 1920, we have acquired and disposed of numerous entities. The related acquisition and disposition agreements contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party. The indemnities address a variety of subjects; the term and monetary amounts of each such indemnity are defined in the specific agreements and may be affected by various conditions and external factors. Many of the indemnities have expired either by operation of law or as a result of the terms of the agreement. We do not have a liability recorded for these expired indemnifications and are not aware of any claims or other information that would give rise to material payments under such indemnities.
As part of the 2011 spin-off, ITT agreed to provide certain indemnifications and cross-indemnifications among ITT, Exelis and Xylem, subject to limited exceptions with respect to employee claims. The indemnifications address a variety of subjects, including asserted and unasserted product liability matters (e.g., asbestos claims, product warranties) which relate to products manufactured, repaired and/or sold prior to the date of the 2011 spin-off. These indemnifications last indefinitely and are not affected by Harris' acquisition of Exelis. In addition, ITT, Exelis and Xylem agreed to certain cross-indemnifications with respect to other liabilities and obligations. ITT expects Exelis and Xylem to fully perform under the terms of the Distribution Agreement and therefore has not recorded a liability for matters for which we have been indemnified. In addition, both Exelis and Xylem have made asbestos indemnity claims that could give rise to material payments under the indemnity provided by ITT; such claims are included in our estimate of asbestos liabilities.
Guarantees
We have $167.1 of guarantees, letters of credit and similar arrangements outstanding at December 31, 2015, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2015 as the likelihood of nonperformance by the underlying obligors is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our financial statements.

KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews key performance indicators including revenue, segment operating income and margins, earnings per share, orders growth, and backlog, among others. In addition, we consider certain supplemental measures to be useful to management and investors when evaluating our operating performance for the periods presented. These supplemental measures provide a tool for evaluating our on-going operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions and share repurchases. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. Our non-GAAP measures exclude from reported results those items that management believes are not indicative of our ongoing performance and reflect how management evaluates our operating results and trends. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•
"organic revenue" and "organic orders" are defined as revenue and orders, excluding the impacts of foreign currency fluctuations and acquisitions and divestitures. Divestitures include sales of portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods.

Reconciliations of organic revenue for the years ended December 31, 2015 and 2014 are provided below.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT
2015 Revenue	$1,113.8	$767.2	$328.1	$281.2	$(4.7)	$2,485.6
(Acquisitions)/divestitures, net	(0.1)	(34.9)	—	(22.7)	—	(57.7)
Foreign currency translation	65.0	106.8	20.3	1.7	—	193.8
2015 Organic revenue	$1,178.7	$839.1	$348.4	$260.2	$(4.7)	$2,621.7
Organic (decline)/growth	(2.4)%	9.1%	(11.3)%	(10.4)%		(1.2)%

2014 Revenue	$1,208.3	$769.4	$392.8	$290.5	$(6.4)	$2,654.6
(Acquisitions)/divestitures, net	(3.0)	—	—	—	—	(3.0)
Foreign currency translation	20.6	(3.4)	1.0	0.5	—	18.7
2014 Organic revenue	$1,225.9	$766.0	$393.8	$291.0	$(6.4)	$2,670.3
Organic growth/(decline)	10.7%	6.1%	(0.4)%	4.6%		6.9%
Reconciliations of organic orders for the years ended December 31, 2015 and 2014 are provided below.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT
2015 Orders	$936.7	$780.0	$324.3	$294.3	$(4.7)	$2,330.6
(Acquisitions)/divestitures, net	(0.1)	(40.1)	—	(27.2)	—	(67.4)
Foreign currency translation	57.8	110.0	20.0	1.8	—	189.6
2015 Organic orders	$994.4	$849.9	$344.3	$268.9	$(4.7)	$2,452.8
Organic (decline)/growth	(18.1)%	6.6%	(11.4)%	(7.0)%		(8.6)%

2014 Orders	$1,214.2	$797.0	$388.4	$289.2	$(5.8)	$2,683.0
(Acquisitions)/divestitures, net	(3.0)	—	—	—	—	(3.0)
Foreign currency translation	20.7	(3.3)	0.7	0.6	—	18.7
2014 Organic orders	$1,231.9	$793.7	$389.1	$289.8	$(5.8)	$2,698.7
Organic growth/(decline)	6.0%	6.7%	(2.8)%	5.0%		4.8%

•
"adjusted segment operating income" is defined as operating income, adjusted to exclude special items that include, but are not limited to, restructuring costs and realignment costs, certain asset impairment charges, repositioning costs, certain acquisition-related expenses, and other unusual or infrequent operating items. Special items represent significant charges or credits that impact current results, which management views as unrelated to the Company's ongoing operations and performance.

Reconciliations of segment operating income to adjusted segment operating income for the years ended December 31, 2015, 2014 and 2013 are provided in the tables below.

Year Ended December 31, 2015	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$141.2	$126.4	$12.2	$42.4	$322.2
Restructuring costs	12.2	—	6.3	5.3	23.8
Acquisition-related expenses	—	13.1	—	1.4	14.5
Other unusual or infrequent items(a)	(7.5)	—	0.4	0.8	(6.3)
Adjusted segment operating income	$145.9	$139.5	$18.9	$49.9	$354.2

Year Ended December 31, 2014
Segment operating income	$123.9	$130.9	$22.2	$63.5	$340.5
Restructuring costs	4.2	2.1	20.5	—	26.8
Other unusual or infrequent items(b)	2.3	—	9.5	—	11.8
Adjusted segment operating income	$130.4	$133.0	$52.2	$63.5	$379.1

Year Ended December 31, 2013
Segment operating income	$112.0	$100.3	$14.2	$55.3	$281.8
Restructuring costs	4.5	5.1	17.2	0.4	27.2
Bornemann acquisition-related expenses	8.6	—	—	—	8.6
Other unusual or infrequent items(c)	3.2	1.9	—	1.1	6.2
Adjusted segment operating income	$128.3	$107.3	$31.4	$56.8	$323.8

(a)	The adjustments for unusual or infrequent items during 2015 primarily reflect the reversal of a customer-related liability related to the 2012 acquisition of Bornemann.

(b)
The adjustments for unusual or infrequent items during 2014 include costs associated with an action to move certain production lines from one location to another existing lower cost manufacturing site, enterprise resource planning (ERP) global template design costs, and foreign exchange-related impacts associated with our operations in Venezuela.

(c)
The adjustments for unusual or infrequent items during 2013 primarily consist of costs to exit transition services agreements, IT infrastructure modifications, and other various actions, pursuant to the 2011 spin-off, referred to as Repositioning Costs.

•
"adjusted income from continuing operations" and "adjusted income from continuing operations per diluted share" are defined as income from continuing operations attributable to ITT Corporation and income from continuing operations attributable to ITT Corporation per diluted share, adjusted to exclude special items that include, but are not limited to, asbestos-related costs, repositioning costs, restructuring and realignment costs, certain asset impairment charges, certain acquisition-related expenses, income tax settlements or adjustments, and other unusual or infrequent non-operating items. Special items represent significant charges or credits, on an after-tax basis, that impact current results which management views as unrelated to the Company's ongoing operations and performance. A reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, to income from continuing operations and income from continuing operations per diluted share for the years ended December 31, 2015, 2014 and 2013 are provided in the table below.

	2015	2014	2013
Income from continuing operations attributable to ITT Corporation	$312.4	$188.4	$487.7
Restructuring costs, net of tax benefit of $5.5, $8.6, and $6.2, respectively	18.5	19.5	22.2
Repositioning costs, net of tax benefit of $0.1, $2.5, and $8.9, respectively	0.1	6.4	16.3
Net asbestos-related costs, net of tax (expense) benefit of $(33.8), $1.4, and $11.5, respectively	(57.6)	2.5	21.3
Tax-related special items(a)	(37.1)	3.8	(363.7)
Other unusual or infrequent items, net of tax of benefit of $4.0, $3.9, and $0.5, respectively(b)	(4.6)	8.2	2.5
Adjusted income from continuing operations	$231.7	$228.8	$186.3
Income from continuing operations attributable to ITT Corporation per diluted share	$3.44	$2.03	$5.28
Adjusted income from continuing operations per diluted share	$2.55	$2.47	$2.02

(a)	The following table details significant components of the tax-related special items. See Note 5, "Income Taxes," to our Consolidated Financial Statements for further information.

	2015	2014	2013
Change in uncertain tax positions	$(15.1)	$0.4	$(0.4)
Charge on undistributed foreign earnings	(7.4)	0.8	11.0
Change in deferred tax asset valuation allowance	(7.3)	2.5	(375.3)
Impacts of tax audit closure	(7.0)	0.7	1.4
Other	(0.3)	(0.6)	(0.4)
Net tax-related special items	$(37.1)	$3.8	$(363.7)

(b)
Other unusual or infrequent non-operating items, net of tax, for 2015 reflect a benefit from the reversal of a customer-related liability related to the acquisition of Bornemann and the reversal of accrued interest associated with a change in uncertain tax positions, partially offset by costs associated with the acquisitions of Wolverine and Hartzell.

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

•
"adjusted free cash flow" is defined as net cash provided by operating activities less capital expenditures, adjusted for cash payments for restructuring and realignment actions, repositioning costs, net asbestos cash flows and other significant items that impact current results which management views as unrelated to the Company's ongoing operations and performance. Due to other financial obligations and commitments, including asbestos, the entire free cash flow may not be available for discretionary purposes. A reconciliation of adjusted free cash flow is provided below.

•	"adjusted free cash flow conversion" is defined as adjusted free cash flow divided by adjusted income from continuing operations.

	2015	2014	2013
Net cash from continuing operations	$229.7	$244.7	$226.6
Capital expenditures(a)	(86.3)	(114.5)	(118.1)
Restructuring cash payments	24.4	18.6	17.1
Net asbestos cash flows	24.6	3.9	25.4
Other cash payments(b)	7.2	20.3	30.6
Adjusted free cash flow	$199.6	$173.0	$181.6
Adjusted income from continuing operations	231.7	228.8	186.3
Adjusted free cash flow conversion	86.1%	75.6%	97.5%

(a)
Capital expenditures represent capital expenditures as reported in the Consolidated Statement of Cash Flows, less capital expenditures associated with repositioning activities of $0.4, $4.3 and $4.8 for the years ended December 31, 2015, 2014, and 2013, respectively.

(b)
Other cash payments during 2015 include discretionary pension contributions, net of tax. Other cash payments during 2014 include payments associated with an action to move certain production lines from one location to another existing lower cost manufacturing site and develop an ERP global template design. Other cash payments during 2013 primarily reflect payments associated with repositioning activities.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in accordance with GAAP requires us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting policies used in the preparation of the financial statements are discussed in Note 1, "Description of Business, Basis of Presentation and Summary of Significant Accounting Policies," to the Consolidated Financial Statements. An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes to the estimate that are reasonably possible could materially affect the financial statements. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of ITT’s Board of Directors.
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
Estimating our exposure to pending asbestos claims and those that may be filed in the future is subject to significant uncertainty and risk as there are multiple variables that can affect the timing, severity, quality, quantity and resolution of claims. The methodology used to project future asbestos costs is based largely on the Company’s experience in a reference period, including the last few years, for claims filed, settled and dismissed, and is supplemented by management’s expectations of the future. This experience is compared to the results of previously conducted epidemiological studies by estimating the number of individuals likely to develop asbestos-related diseases. Those studies were undertaken in connection with an independent analysis of the population of U.S. workers across eleven different industry and occupation categories believed to have been exposed to asbestos. Using information for the industry and occupation categories relevant to the Company, an estimate is developed of the number of claims estimated to be filed against the Company over the next 10 years, as well as the aggregate settlement costs that would be incurred to resolve both pending and estimated future claims based on the average settlement costs by disease during the reference period. In addition, the estimate is augmented for the costs of defending asbestos claims in the tort system using a forecast based on recent experience, as well as agreements with the Company’s external defense counsel. The asbestos liability has not been discounted to present value due to the inability to reliably forecast the timing of future cash flows. The Company retains a consulting firm to assist management in estimating our potential exposure to pending asbestos claims and for claims estimated to be filed over the next 10 years. The methodology to project future asbestos costs is one in which the underlying assumptions are separately assessed for their reasonableness and then each is used as an input to the liability estimate. Our assessment of the underlying assumptions concludes on one value for each assumption.
The liability estimate is most sensitive to assumptions surrounding mesothelioma and lung cancer claims, as together, the estimated costs to resolve pending and estimated future mesothelioma and lung cancer claims represent approximately 95% of the estimated asbestos exposure, but only 25% of pending claims. The assumptions related to mesothelioma and lung cancer that are most significant include the number of new claims forecast to be filed against the Company in the future, the projected average settlement costs (including the rate of inflation assumed), the percentage of claims against the Company that are dismissed without a settlement payment, and the cost to defend against filed claims.
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
Based on the estimated undiscounted asbestos liability as of December 31, 2015 (for claims filed or estimated to be filed over the next 10 years), we have estimated that we will be able to recover approximately 40% of asbestos indemnity and defense costs from our insurers. However, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended and such cash payments will continue for a number of years beyond the next 10 years due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due exhaustion of policies and the insolvency of certain insurers. In the 10th year of our estimate, our insurance recoveries are currently projected to be approximately 15%. Future recovery rates may be impacted by other factors, such as future insurance settlements, unforeseen insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
Our estimated asbestos liability and related receivables are based on management’s best estimate of future events largely based on past experience; however, past experience may not prove a reliable predictor of the future. Future events affecting the key assumptions and other variables for either the asbestos liability or the related receivables could cause actual costs and recoveries to be materially higher or lower than currently estimated. For example, a significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed and the quality of the product identification could change the estimated liability, as would substantial adverse verdicts at trial that withstand appeal. A legislative solution, structured settlement transaction, or significant change in relevant case law could also change the estimated liability. Further, the bankruptcy of an insurer or settlements with our insurers, whether through coverage-in-place agreements or policy buyouts, could change the estimated amount of recoveries.
Furthermore, any predictions with respect to the variables impacting our estimate of the asbestos liability and related asset are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims for years beyond the next 10 years at this time. Accordingly, no accrual or receivable has been recorded for any costs which may be incurred for claims asserted subsequent to 2025.
Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims which may be filed beyond the next 10 years, it is difficult to predict the ultimate cost of resolving all pending and estimated unasserted asbestos claims. We believe it is possible that the future events affecting the key factors and other variables within the next 10 years, as well as the cost of asbestos claims filed beyond the next 10 years, net of expected recoveries, could have a material adverse effect on our financial statements.

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

Postretirement Plans
ITT sponsors numerous defined benefit pension and other postretirement benefit plans for employees around the world (collectively, postretirement benefit plans). Postretirement benefit obligations for domestic plans are generally determined on a flat dollar benefit formula and years of service. Foreign plan benefit obligations are primarily determined based on participant years of service, future compensation, and age at retirement or termination. The determination of projected benefit obligations and the recognition of expenses related to postretirement benefit plans are dependent on various assumptions that are judgmental and developed in consultation with our actuaries and other advisors. The assumptions involved in the measurement of our postretirement benefit plan obligations and net periodic postretirement costs primarily relate to discount rates, long-term expected rates of return on plan assets, and mortality and termination rates. Actual results that differ from our assumptions are accumulated and are amortized over the estimated future working life, or remaining lifetime, of the plan participants depending on the nature of the retirement plan. See Note 15, Postretirement Benefit Plans, to the Consolidated Financial Statements for detailed information regarding our postretirement plan assumptions.
Assumption Sensitivity
We estimate that every twenty-five basis point change in the discount rate impacts net periodic postretirement costs by approximately $0.4 and the funded status of our postretirement benefit plans by approximately $15.3. We estimate that every twenty-five basis point change in the expected rate of return on plan assets impacts net periodic postretirement costs by approximately $0.7.
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
In 2015, a qualitative assessment was performed for all reporting units and it was determined that it was not more likely than not that the fair value of each reporting unit was less than its carrying amount.
Environmental Liabilities
We are subject to various federal, state, local and foreign environmental laws and regulations that require environmental assessment or remediation efforts. Accruals for environmental exposures are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Significant judgment is required to determine both the likelihood of a loss and the estimated amount of loss. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in estimating our reserve for environmental liabilities. Our environmental reserve of $82.6 at December 31, 2015, represents management’s estimate of undiscounted costs expected to be incurred related to environmental assessment or remediation efforts, as well as related legal fees, without regard to potential recoveries from insurance companies or other third parties. Our estimated liability is reduced to reflect the participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective share of the relevant costs. Our environmental accruals are reviewed and adjusted for progress of investigation and remediation efforts and as additional technical or legal information become available, such as the impact of negotiations with regulators and other potentially responsible parties, settlements, rulings, advice of legal counsel, and other current information.
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
Although it is not possible to predict with certainty the ultimate costs of environmental remediation, the reasonably possible high-end range of our estimated environmental liability at December 31, 2015 was $140.6.
Recent Accounting Pronouncements
See Note 2, "Recent Accounting Pronouncements," in the Notes to the Consolidated Financial Statements for a complete discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of our global operating and financing activities, we are exposed to market risks from changes in foreign currency exchange rates, interest rates, and commodity prices, which may adversely affect our operating results and financial position. The impact from changes in market conditions is generally minimized through our normal operating and financing activities. However, we may use derivative instruments, primarily forward contracts, interest rate swaps and futures contracts, to manage some of these exposures. We do not use derivative financial instruments for trading or other speculative purposes. To minimize the risk of counterparty non-performance, derivative instruments are entered into with major financial institutions and there is no significant concentration with any one counterparty. A summary of our accounting policies for derivatives is included in Note 1, "Description of Business, Basis of Presentation and Summary of Significant Accounting Policies," to the Consolidated Financial Statements.
Foreign Currency Exchange Rate Exposures
Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Our principal currency exposures relate to the Euro, Chinese renminbi, Czech koruna, South Korean won, and British pound. Based on a sensitivity analysis at December 31, 2015, a hypothetical 10% change in the foreign currency exchange rates for the year ended December 31, 2015 would have resulted in translation impact to our pre-tax earnings of approximately $20, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.
Interest Rate Exposures
As of December 31, 2015, our outstanding variable rate debt was $244.5. We estimate that a hypothetical increase in interest rates of 100 basis points would result in approximately $2.5 of additional annual interest expense based on current borrowing levels.
As of December 31, 2015, we had one interest rate swap outstanding with an aggregate notional amount of $1.6 and a fair value of $0.2. These interest rate swap agreements modify our exposure to interest rate risk by converting a portion of the floating-rate debt to a fixed rate. Changes in the fair value of the interest rate swaps are recorded in earnings as the interest rate swaps do not qualify for hedge accounting.
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
(a) Evaluation of Disclosure Controls and Procedures
The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2015. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
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
Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, completely, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America; (iii) provide reasonable assurance that Company receipts and expenditures are made only in accordance with the authorization of management and the directors of the Company, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the Consolidated Financial Statements. Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct any identified deficiencies.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The Company adopted the updated internal control framework released by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The framework is referred to as the COSO 2013 Internal Control Framework (COSO 2013), and is a replacement of the 1992 "Internal Control - Integrated Framework" issued previously by COSO and utilized by most companies, including ITT, up to December 31, 2013. Management’s assessment under COSO 2013 included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
For purposes of evaluating internal controls over financial reporting, management determined that the internal controls of Wolverine Automotive Holdings Inc., the parent company of Wolverine Advanced Materials LLC (Wolverine), which the Company acquired on October 5, 2015, would be excluded from the internal control assessment as of December 31, 2015, due to the timing of the closing of the acquisition and as permitted by the rules and regulations of the U.S. Securities and Exchange Commission. For the year ended December 31, 2015, Wolverine constituted 9.0% of total assets and 1.4% of total revenues of the Company.
Based on this assessment, management determined that, as of December 31, 2015, the Company maintained effective internal control over financial reporting.
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
(c) Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2015, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Bornemann in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by OFAC. As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of Euros 1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the performance bond in either 2015, 2014 or 2013, however, Bornemann did pay fees of approximately 11 thousand Euros in 2015 and 2014 and fees of approximately 43 thousand Euros in 2013 to the German financial institution which is maintaining the performance bond.
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
White Plains, New York
We have audited the internal control over financial reporting of ITT Corporation and subsidiaries (the "Company") as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Wolverine Automotive Holdings Inc. (“Wolverine”), the parent company of Wolverine Advanced Materials LLC, which was acquired on October 5, 2015 and whose financial statements constitute 9.0% of total assets and 1.4% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Wolverine. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 19, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 19, 2016

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is incorporated by reference from the information provided under the sections entitled “Information about Voting,” "Proposals to be voted on at the Annual Meeting-Item 1. Election of Directors," "Corporate Governance and Related Matters-Board and Committee Membership-Audit Committee," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Audit Committee Report" in our Proxy Statement for the 2016 Annual Meeting of Shareholders (2016 Proxy Statement).
Information required by this Item 10 with respect to executive officers of the Company is contained under the heading "Executive Officers of the Company" in Part I of this Form 10-K.
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
ITT has also adopted a written code of ethics, the "Code of Conduct," which is applicable to all directors, employees and officers (including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions). The Company’s Code of Conduct is available on our website at www.itt.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website at www.itt.com.
Pursuant to New York Stock Exchange (NYSE) Listing Company Manual Section 303A.12(a), the Company submitted a Section 12(a) CEO Certification to the NYSE in 2015. The Company also filed with the SEC, as exhibits to the Company’s current Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 is incorporated by reference to the discussion under the headings "2015 Non-Management Director Compensation," "Compensation Tables," "Compensation Discussion and Analysis," "Compensation and Personnel Committee Report" and "Corporate Governance and Related Matters-Compensation Committee Interlocks and Insider Participation" in our 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is incorporated by reference to the discussion under the caption "Stock Ownership of Directors, Executive Officers, and Certain Shareholders" "Section 16(a) Beneficial Ownership Reporting Compliance" and "Equity Compensation Plan Information" in our 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the discussions under the captions "Corporate Governance and Related Matters-Policies for Approving Related Party Transactions" and "Corporate Governance and Related Matters-Director Independence," in our 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about the fees for 2015 and 2014 for professional services rendered by our independent registered public accounting firm is incorporated by reference to the discussion under the heading "Proposal 2. Ratification of Appointment of the Independent Registered Public Accounting Firm" of our 2016 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is also incorporated by reference to the discussion under the heading "Proposal 2. Ratification of Appointment of the Independent Registered Public Accounting Firm" of our 2016 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

1.	See Index to Consolidated Financial Statements appearing on page 62 for a list of the financial statements filed as a part of this report.

2.	See Exhibit Index beginning on pages II-3 for a list of the exhibits filed or incorporated herein as a part of this report.

(b)
Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements filed as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ITT Corporation
White Plains, New York
We have audited the accompanying consolidated balance sheets of ITT Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITT Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Stamford, Connecticut

February 19, 2016

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) YEARS ENDED DECEMBER 31	2015	2014	2013
Revenue	$2,485.6	$2,654.6	$2,496.9
Costs of revenue	1,676.5	1,788.2	1,697.1
Gross profit	809.1	866.4	799.8
Sales and marketing expenses	183.2	219.4	216.2
General and administrative expenses	258.3	300.1	299.9
Research and development expenses	78.9	76.6	67.3
Asbestos-related (benefit) costs, net	(91.4)	3.9	32.8
Operating income	380.1	266.4	183.6
Interest and non-operating (income) expenses, net	(2.2)	4.4	3.1
Income from continuing operations before income tax	382.3	262.0	180.5
Income tax expense (benefit)	70.1	71.3	(309.6)
Income from continuing operations	312.2	190.7	490.1
Income (loss) from discontinued operations, including tax benefit of $24.5, $4.8, and $0.2, respectively	39.4	(3.9)	0.8
Net income	351.6	186.8	490.9
Less: (Loss) income attributable to noncontrolling interests	(0.2)	2.3	2.4
Net income attributable to ITT Corporation	$351.8	$184.5	$488.5

Amounts attributable to ITT Corporation:
Income from continuing operations, net of tax	$312.4	$188.4	$487.7
Income (loss) from discontinued operations, net of tax	39.4	(3.9)	0.8
Net income	$351.8	$184.5	$488.5

Earnings (loss) per share attributable to ITT Corporation:
Basic Earnings Per Share:
Continuing operations	$3.48	$2.06	$5.36
Discontinued operations	0.44	(0.04)	0.01
Net income	$3.92	$2.02	$5.37
Diluted Earnings Per Share:
Continuing operations	$3.44	$2.03	$5.28
Discontinued operations	0.44	(0.04)	0.01
Net income	$3.88	$1.99	$5.29
Weighted average common shares – basic	89.8	91.5	91.0
Weighted average common shares – diluted	90.7	92.8	92.3
Cash dividends declared per common share	$0.4732	$0.44	$0.40
The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of operations.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS) YEARS ENDED DECEMBER 31	2015	2014	2013
Net income	$351.6	$186.8	$490.9
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(93.4)	(95.9)	10.9
Net change in postretirement benefit plans, net of tax impacts of $9.8, $2.6, and $(38.8), respectively	(9.5)	(15.0)	66.3
Other comprehensive (loss) income	(102.9)	(110.9)	77.2
Comprehensive income	248.7	75.9	568.1
Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.2)	2.3	2.4
Comprehensive income attributable to ITT Corporation	$248.9	$73.6	$565.7
Disclosure of reclassification adjustments and other adjustments to postretirement benefit plans
Reclassification adjustments:
Amortization of prior service (benefit) costs, net of tax expense (benefit) of $3.8, $2.2, and $(0.1), respectively (See Note 15)	(6.2)	(3.8)	0.3
Amortization of net actuarial loss, net of tax benefit of $(4.5), $(3.1), and $(4.8), respectively (See Note 15)	8.6	6.3	8.5
Gain on plan curtailment, net of tax expense of $1.6, $0.0, and $0.0, respectively	(2.6)	—	—
Other adjustments:
Prior service (cost) credit, net of tax benefit (expense) of $0.7, $(19.7), and $(7.1), respectively	(1.3)	34.5	11.9
Net actuarial (loss) gain, net of tax benefit (expense) of $8.2, $23.2, and $(26.8), respectively	(10.5)	(53.8)	46.1
Unrealized change from foreign currency translation	2.5	1.8	(0.5)
Net change in postretirement benefit plans, net of tax	$(9.5)	$(15.0)	$66.3
The accompanying Notes to Consolidated Financial Statements are an integral part of the statements of comprehensive income.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) DECEMBER 31	2015	2014
Assets
Current assets:
Cash and cash equivalents	$415.7	$584.0
Receivables, net	584.9	500.1
Inventories, net	292.7	302.3
Other current assets	204.4	249.8
Total current assets	1,497.7	1,636.2
Plant, property and equipment, net	443.5	443.9
Goodwill	778.3	632.1
Other intangible assets, net	187.2	91.4
Asbestos-related assets	337.5	374.0
Deferred income taxes	326.1	304.1
Other non-current assets	153.3	149.8
Total non-current assets	2,225.9	1,995.3
Total assets	$3,723.6	$3,631.5
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term loans and current maturities of long-term debt	$245.7	$1.5
Accounts payable	314.7	309.6
Accrued liabilities	392.7	464.3
Total current liabilities	953.1	775.4
Asbestos-related liabilities	954.8	1,116.6
Postretirement benefits	260.4	249.7
Other non-current liabilities	189.9	269.5
Total non-current liabilities	1,405.1	1,635.8
Total liabilities	2,358.2	2,411.2
Shareholders’ Equity:
Common stock:
Authorized - 250 shares, $1 par value per share (104.5 and 104.3 shares issued, respectively)
Outstanding - 89.5 and 91.0 shares, respectively	89.5	91.0
Retained earnings	1,696.7	1,445.1
Accumulated other comprehensive loss:
Postretirement benefit plans	(153.7)	(144.2)
Cumulative translation adjustments	(270.1)	(176.7)
Unrealized loss on investment securities	(0.3)	(0.3)
Total ITT Corporation shareholders' equity	1,362.1	1,214.9
Noncontrolling interests	3.3	5.4
Total shareholders’ equity	1,365.4	1,220.3
Total liabilities and shareholders’ equity	$3,723.6	$3,631.5
The accompanying Notes to Consolidated Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS) YEARS ENDED DECEMBER 31	2015	2014	2013
Operating Activities
Net income	$351.6	$186.8	$490.9
Less: Income (loss) from discontinued operations	39.4	(3.9)	0.8
Less: (Loss) income attributable to noncontrolling interests	(0.2)	2.3	2.4
Income from continuing operations attributable to ITT Corporation	312.4	188.4	487.7
Adjustments to income from continuing operations
Depreciation and amortization	90.0	88.3	86.9
Equity-based compensation	15.7	14.0	13.1
Asbestos-related (benefit) costs, net	(91.4)	3.9	32.8
Deferred income taxes	25.6	(0.2)	(364.0)
Asbestos-related payments, net	(24.6)	(3.9)	(25.4)
Contributions to postretirement plans	(18.6)	(12.6)	(11.9)
Changes in assets and liabilities:
Change in receivables	(72.0)	(45.1)	(60.7)
Change in inventories	31.5	(3.1)	(10.7)
Change in accounts payable	11.0	(5.8)	4.5
Change in accrued expenses	(45.8)	(5.2)	35.6
Change in accrued income taxes	(7.4)	(10.4)	28.6
Other, net	3.3	36.4	10.1
Net Cash – Operating activities	229.7	244.7	226.6
Investing Activities
Capital expenditures	(86.7)	(118.8)	(122.9)
Acquisitions, net of cash acquired	(351.0)	(2.8)	0.7
Purchases of investments	(140.1)	(165.4)	(240.2)
Maturities of investments	78.5	269.0	168.2
Proceeds from sale of businesses and other assets	9.5	3.7	2.3
Proceeds from insurance recovery	4.2	—	—
Other, net	0.1	(0.2)	3.1
Net Cash – Investing activities	(485.5)	(14.5)	(188.8)
Financing Activities
Commercial paper, net borrowings (repayments)	94.5	(38.0)	25.4
Short-term revolving loans, borrowings	200.0	—	—
Short-term revolving loans, repayments	(50.0)	—	—
Long-term debt, repaid	(3.6)	(1.7)	(6.4)
Repurchase of common stock	(84.0)	(60.2)	(87.9)
Dividends paid	(42.8)	(40.7)	(36.4)
Proceeds from issuance of common stock	6.2	15.1	34.8
Excess tax benefit from equity compensation activity	3.4	10.4	8.7
Other, net	(3.3)	(1.5)	3.5
Net Cash – Financing activities	120.4	(116.6)	(58.3)
Exchange rate effects on cash and cash equivalents	(31.6)	(31.2)	(0.4)
Net Cash – Discontinued operations	(1.3)	(5.7)	(16.3)
Net change in cash and cash equivalents	(168.3)	76.7	(37.2)
Cash and cash equivalents – beginning of year	584.0	507.3	544.5
Cash and Cash Equivalents – End of Period	$415.7	$584.0	$507.3
Supplemental Cash Flow Disclosures
Cash paid (received) during the year for:
Interest	$4.3	$1.1	$0.9
Income taxes, net of refunds received	48.5	70.0	21.9
The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN MILLIONS)	SHARES			DOLLARS
YEARS ENDED DECEMBER 31	2015	2014	2013	2015	2014	2013
Common Stock
Common stock, beginning balance	91.0	91.0	91.9	$91.0	$91.0	$91.9
Activity from stock incentive plans	0.6	1.4	2.3	0.6	1.4	2.3
Share repurchases	(2.1)	(1.4)	(3.2)	(2.1)	(1.4)	(3.2)
Common stock, ending balance	89.5	91.0	91.0	$89.5	$91.0	$91.0
Retained Earnings
Retained earnings, beginning balance				$1,445.1	$1,320.3	$898.8
Net income attributable to ITT Corporation				351.8	184.5	488.5
Dividends declared				(42.8)	(40.6)	(36.7)
Activity from stock incentive plans				24.5	38.2	54.4
Share repurchases				(81.9)	(58.8)	(84.7)
Purchase of noncontrolling interest				—	1.5	—
Retained earnings, ending balance				$1,696.7	$1,445.1	$1,320.3
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance				$(144.2)	$(129.2)	$(195.5)
Net change in postretirement benefit plans				(9.5)	(15.0)	66.3
Postretirement benefit plans, ending balance				$(153.7)	$(144.2)	$(129.2)
Cumulative translation adjustment, beginning balance				$(176.7)	$(80.8)	$(91.7)
Net cumulative translation adjustment				(93.4)	(95.9)	10.9
Cumulative translation adjustments, ending balance				$(270.1)	$(176.7)	$(80.8)
Unrealized (loss) gain on investment securities, beginning balance				$(0.3)	$(0.3)	$(0.3)
Unrealized (loss) gain on investment securities, ending balance				$(0.3)	$(0.3)	$(0.3)
Total accumulated other comprehensive loss				$(424.1)	$(321.2)	$(210.3)
Noncontrolling Interests
Noncontrolling interests, beginning balance				$5.4	$5.9	$—
(Loss) income attributable to noncontrolling interests				(0.2)	2.3	2.4
Dividend to noncontrolling interest shareholders				(3.3)	—	—
Noncontrolling interest acquired				1.4	—	—
Purchase of noncontrolling interests				—	(2.9)	—
Reclassification of noncontrolling interests				—	—	3.9
Other				—	0.1	(0.4)
Noncontrolling interests, ending balance				$3.3	$5.4	$5.9
Total Shareholders’ Equity
Total shareholders’ equity, beginning balance				$1,220.3	$1,206.9	$703.2
Net change in common stock				(1.5)	—	(0.9)
Net change in retained earnings				251.6	124.8	421.5
Net change in accumulated other comprehensive loss				(102.9)	(110.9)	77.2
Net change in noncontrolling interests				(2.1)	(0.5)	5.9
Total shareholders’ equity, ending balance				$1,365.4	$1,220.3	$1,206.9
The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of changes in shareholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
ITT Corporation is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation, and industrial markets. Unless the context otherwise indicates, references herein to "ITT," "the Company," and such words as "we," "us," and "our" include ITT Corporation and its subsidiaries. ITT operates through four segments: Industrial Process, consisting of industrial pumping and complementary equipment; Motion Technologies, consisting of friction and shock & vibration equipment; Interconnect Solutions, consisting of electronic connectors; and Control Technologies, consisting of fluid handling, motion control, and noise and energy absorption products. Financial information for our segments is presented in Note 3, "Segment Information."
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
We apply the completed-contract method of accounting for smaller design and build contracts, including those of short-term duration. Amounts invoiced to customers in excess of revenue recognized are recorded as a reduction of inventory to the extent project costs have accumulated within inventory or as deferred revenue, within accrued liabilities, until the revenue recognition criteria are satisfied. Our results of operations and financial position would not vary materially had we used the percentage-of-completion method for these types of contracts.
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
Research & Development
Research and development activities are charged to expense as incurred.
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

Earnings Per Share
Basic earnings per common share considers the weighted average number of common shares outstanding. Diluted earnings per share considers the outstanding shares utilized in the basic earnings per share calculation as well as the dilutive effect of outstanding stock options and restricted stock that do not contain rights to nonforfeitable dividends. Diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock units and unvested performance stock units. The dilutive effect of such equity awards is calculated based on the average share price for each reporting period using the treasury stock method. Common stock equivalents are excluded from the computation of earnings per share if they have an anti-dilutive effect.
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
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising ITT’s customer base and their dispersion across many different industries and geographic regions. However, our largest customer represents approximately 10% of the December 31, 2015 outstanding trade accounts receivable balance. ITT performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.
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
Inventories
Inventories, which include the costs of material, labor and overhead, are stated at the lower of cost or market, with cost generally computed on a first-in, first-out (FIFO) basis. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value and are charged to cost of sales. At the point of loss recognition, a new cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in a recovery in carrying value. Inventories valued under the last-in, first-out (LIFO) method represent 13.2% and 15.1% of total 2015 and 2014 inventories, respectively. We have a LIFO reserve of $8.3 and $9.3 recorded as of December 31, 2015 and 2014, respectively.
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
Investments
As of December 31, 2015 and 2014, we held investments in time deposits with a cost of $64.9 and $5.4, respectively, having an original maturity exceeding three months at the time of purchase. These investments mature within four months of the balance sheet date and have been presented in other current assets as short-term investments on the Consolidated Balance Sheet. These investments have been classified as held-to-maturity and are recorded at amortized cost, which approximates fair value at December 31, 2015 and 2014. We did not realize any gains or losses from the maturity of our investments during 2015 or 2014. Interest income recognized from these investments during 2015 or 2014 was not material to our results of operations.
Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of the balance sheet date. The Company’s investments in COLI policies are included in other non-current assets in the consolidated balance sheets and were $92.9 and $93.0 at December 31, 2015 and 2014, respectively. Changes in the cash surrender value during the period generally reflect gains or losses in the fair value of assets, premium payments, and policy redemptions. Gains from COLI investments of $3.6, $4.6, and $3.7 were recorded within operating expenses during years ended December 31, 2015, 2014 and 2013, respectively. These investments were made with the intention of utilizing them as a long-term funding source for deferred compensation obligations, which as of December 31, 2015 and 2014 were approximately $13.0 and $14.4, respectively, however, the COLI policies do not represent a committed funding source for these obligations and as such they are subject to claims from creditors, and we can designate them for another purpose at any time.
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
Goodwill and indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure, significant adverse changes in the business climate or an adverse action or assessment by a regulator). We conduct our annual impairment testing on the first day of the fourth fiscal quarter. An initial qualitative evaluation is performed which considers present events and circumstances, to determine the likelihood of impairment. If the likelihood of impairment is not considered to be more likely than not, then no further testing is performed. If it is considered to be more likely than not that the asset is impaired, then a two-step quantitative impairment test is performed. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the impairment test is performed in order to measure the impairment loss to be recorded, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. For indefinite-lived intangibles, if it is considered to be more likely than not that the asset is impaired, we compare the fair value of those assets to their carrying value. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value.
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
The Company records an asset related to its environmental exposures for insurance and other third parties. The environmental-related asset represents our best estimate of probable recoveries from third parties for costs incurred in past periods, as well as costs estimated to be incurred in future periods.
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
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued guidance to simplify the presentation and reduce cost and complexity around deferred tax assets (DTAs) and deferred tax liabilities (DTLs). The new guidance requires entities to present DTAs and DTLs as noncurrent in the balance sheet as opposed to the previous guidance which required entities to separately present DTAs and DTLs as current and noncurrent in the balance sheet. The requirement to net DTAs and DTLs by tax jurisdiction is unchanged. ITT has elected to adopt this accounting pronouncement as of December 31, 2015 on a prospective basis. The adoption of this amendment did not have a material impact to ITT's financial statements.
In September 2015, the FASB issued guidance simplifying the accounting for measurement-period adjustments. This guidance replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, but early adoption is permitted. The adoption of this amendment did not have a material impact to ITT's financial statements. The effects on future periods will depend upon the nature and significance of future acquisitions.
In April 2014, the FASB issued guidance that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and other disposals that do not meet the definition of a discontinued operation. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The adoption of these amendments on January 1, 2015 did not have a material impact to ITT's financial statements. The effects on future periods will depend upon the nature and significance of future disposals.
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
Industrial Process manufactures engineered fluid process equipment serving a diversified mix of customers in global industries such as chemical, oil and gas, mining, and other industrial process markets and is a provider of plant optimization and efficiency solutions and aftermarket services and parts.
Motion Technologies manufactures brake components and specialized sealing solutions, shock absorbers and damping technologies primarily for the global automotive, truck and trailer, public bus and rail transportation markets.
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

	Revenue			Operating Income (Loss)			Operating Margin
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Industrial Process	$1,113.8	$1,208.3	$1,107.4	$141.2	$123.9	$112.0	12.7%	10.3%	10.1%
Motion Technologies	767.2	769.4	721.8	126.4	130.9	100.3	16.5%	17.0%	13.9%
Interconnect Solutions	328.1	392.8	395.5	12.2	22.2	14.2	3.7%	5.7%	3.6%
Control Technologies	281.2	290.5	278.2	42.4	63.5	55.3	15.1%	21.9%	19.9%
Total segment results	2,490.3	2,661.0	2,502.9	322.2	340.5	281.8	13.0%	12.8%	11.3%
Asbestos-related benefit (costs), net	—	—	—	91.4	(3.9)	(32.8)	—	—	—
Eliminations / Other corporate costs	(4.7)	(6.4)	(6.0)	(33.5)	(70.2)	(65.4)	—	—	—
Total Eliminations / Corporate and Other costs	(4.7)	(6.4)	(6.0)	57.9	(74.1)	(98.2)	—	—	—
Total	$2,485.6	$2,654.6	$2,496.9	$380.1	$266.4	$183.6	15.3%	10.0%	7.4%

	Assets		Capital Expenditures			Depreciation and Amortization
	2015	2014	2015	2014	2013	2015	2014	2013
Industrial Process	$1,097.5	$1,152.3	$20.4	$40.4	$63.0	$27.9	$29.1	$31.0
Motion Technologies	779.8	450.1	39.3	49.2	31.7	32.4	30.3	29.6
Interconnect Solutions	303.2	365.4	17.6	20.2	15.6	10.8	12.8	10.6
Control Technologies	370.6	334.1	6.1	3.8	5.7	12.6	10.0	10.0
Corporate and Other	1,172.5	1,329.6	3.3	5.2	6.9	6.3	6.1	5.7
Total	$3,723.6	$3,631.5	$86.7	$118.8	$122.9	$90.0	$88.3	$86.9

	Revenue(a)
Geographic Information	2015	2014	2013
United States	$941.1	$927.0	$896.2
Germany	290.7	303.3	266.7
Other developed markets	476.8	588.3	583.4
Other emerging growth markets	777.0	836.0	750.6
Total	$2,485.6	$2,654.6	$2,496.9

(a)	Revenue to external customers is attributed to individual regions based upon the destination of product or service delivery.

	Plant, Property & Equipment, Net
Geographic Information	2015	2014
United States	$192.0	$169.4
Italy	81.6	89.3
Germany	36.8	44.9
South Korea	32.6	37.1
China	37.2	36.1
Other developed markets	22.2	20.9
Other emerging growth markets	41.1	46.2
Total	$443.5	$443.9
The following table provides revenue by product category, net of intercompany balances.

	2015	2014	2013
Pumps and complementary products	$1,025.9	$1,112.3	$1,010.8
Pump support and maintenance services	87.8	96.0	96.6
Brake component products	656.7	647.9	619.6
Shock absorber equipment	110.2	121.3	102.0
Connectors equipment	327.9	392.3	394.9
CT Aerospace products	210.7	199.5	192.6
CT Industrial products	66.4	85.3	80.4
Total	$2,485.6	$2,654.6	$2,496.9
During 2015, 2014, and 2013, a single customer accounted for 9.1%, 9.2%, and 10.1% of consolidated ITT revenue, respectively.

NOTE 4
RESTRUCTURING ACTIONS
We have initiated various restructuring actions throughout the business during the past three years. Discussion of certain individually significant actions is provided below. Other less significant restructuring actions initiated during 2014 and 2013 include reduction in force initiatives and geographic sales presence realignment. Restructuring costs are included as a component of general and administrative expense in our Consolidated Income Statements. Restructuring costs incurred during each of the previous three years ended are presented in the table below.

	2015	2014	2013
By component:
Severance costs	$21.7	$23.2	$22.3
Asset write-offs	1.0	1.5	3.9
Other restructuring costs	1.3	3.4	2.2
Total restructuring costs	$24.0	$28.1	$28.4
By segment:
Industrial Process	$12.2	$4.2	$4.5
Motion Technologies	—	2.1	5.1
Interconnect Solutions	6.3	20.5	17.2
Control Technologies	5.3	—	0.4
Corporate and Other	0.2	1.3	1.2
In the fourth quarter of 2015, we initiated a restructuring action at our Control Technologies segment to relocate the operations of two facilities to a lower-cost location. The total restructuring costs of this action is estimated to be approximately $7, primarily related to employee severance. During 2015, we recognized $4.5 related to this action and anticipate that the action will be completed in early 2017.
The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Balance Sheet within accrued liabilities, for each of the previous two years ended December 31st.

	2015	2014
Restructuring accruals - beginning balance	$21.9	$14.7
Restructuring costs	24.0	28.1
Cash payments	(24.4)	(18.6)
Asset write-offs	(1.0)	(1.5)
Foreign exchange translation and other	(0.5)	(0.8)
Restructuring accrual - ending balance	$20.0	$21.9
By accrual type:
Severance accrual	$19.6	$19.6
Facility carrying and other costs accrual	0.4	2.3

2015 Industrial Process Restructuring Actions
In March 2015, we announced a series of restructuring actions in the Company's Industrial Process segment related to a strategic reorganization of the business and to achieve efficiencies and reduce the overall cost structure. The Company expects to incur restructuring costs, principally involuntary severance costs, of approximately $16 related to this action. The costs incurred during 2015 primarily relate to employee severance for approximately 200 planned headcount reductions. We expect to incur remaining restructuring costs of approximately $4 related to this action in the first half of 2016. The following table provides a rollforward of the restructuring accruals associated with the 2015 Industrial Process restructuring actions.

2015
Restructuring accruals - beginning balance	$—
Restructuring costs	12.2
Cash payments	(6.1)
Asset write-offs	(1.0)
Foreign exchange translation	(0.2)
Restructuring accruals - ending balance	$4.9
2013 - 2015 Interconnect Solutions Restructuring Actions
Beginning in 2013, we initiated comprehensive restructuring actions to improve the overall cost structure of our Interconnect Solutions segment. In 2013, these actions included headcount reductions for approximately 500 employees and the transition of certain production lines from one location to another existing lower cost manufacturing site. The total cost recognized for these actions was $38.4. In May 2015, we initiated a subsequent action to better align the segment with current market conditions. Under this action, the Company recognized total costs of $6.5, principally involuntary severance for approximately 100 employees. Both actions were substantially completed in 2015. The timing of payments related to the remaining accrual for these actions is expected to be approximately $5 in both 2016 and 2017.
The following table provides a rollforward of the restructuring accrual associated with the Interconnect Solutions turnaround activities.

	2015	2014
Restructuring accruals - beginning balance	$17.1	$8.0
Restructuring costs	6.3	20.5
Cash payments	(13.8)	(9.9)
Asset Write-Offs	—	(1.3)
Foreign exchange translation	(0.2)	(0.2)
Restructuring accruals - ending balance	$9.4	$17.1

NOTE 5
INCOME TAXES
For each of the years ended December 31, 2015, 2014, and 2013 the tax data related to continuing operations is as follows:

	2015	2014	2013
Income components:
United States	$159.3	$44.5	$28.5
International	223.0	217.5	152.0
Income from continuing operations before income tax	382.3	262.0	180.5
Income tax expense (benefit) components:
Current income tax expense (benefit):
United States – federal	(8.5)	16.2	10.6
United States – state and local	0.1	0.7	4.2
International	52.9	54.6	39.6
Total current income tax expense	44.5	71.5	54.4
Deferred income tax expense (benefit) components:
United States – federal	31.9	(0.6)	(331.2)
United States – state and local	6.0	5.1	(36.7)
International	(12.3)	(4.7)	3.9
Total deferred income tax (benefit) expense	25.6	(0.2)	(364.0)
Income tax expense (benefit)	$70.1	$71.3	$(309.6)
Effective income tax rate	18.3%	27.2%	(171.5)%
A reconciliation of the income tax expense (benefit) for continuing operations from the U.S. statutory income tax rate to the effective income tax rate is as follows for each of the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Tax exempt interest	(6.7)%	(10.3)%	(17.5)%
U.S. tax on foreign earnings	3.8%	9.3%	(0.7)%
Valuation allowance on deferred tax assets	2.1%	8.6%	(191.1)%
Tax on undistributed foreign earnings	(5.6)%	(8.1)%	6.1%
Foreign tax rate differential	(3.6)%	(6.2)%	(4.8)%
State and local income tax	1.0%	1.6%	0.6%
Other adjustments	(0.6)%	(1.3)%	(0.6)%
Foreign tax holiday	(1.1)%	(1.3)%	(1.0)%
U.S. permanent items	(1.0)%	(1.0)%	(1.3)%
Audit settlements & unrecognized tax benefits	(5.0)%	0.9%	3.8%
Effective income tax rate	18.3%	27.2%	(171.5)%
Our effective tax rate in 2015 includes tax benefits for previously unrecognized tax positions of approximately $13.0 due to the completion of tax examinations and lapses in the statute of limitations.
During 2015, the Company settled the U.S. income tax audit for tax years 2009 to 2011. The Company recorded a tax benefit of $18.0 in continuing operations, which includes a net tax benefit of $8.0 from favorable audit adjustments and $10.0 from the recognition of previously unrecognized tax benefits. In addition, this U.S. income tax audit resulted in a tax benefit of $20.9 related to discontinued operations, which includes net tax expense of $17.4 from unfavorable audit adjustments and a tax benefit of $38.3 from the recognition of previously unrecognized tax positions. In accordance with the existing Tax Matters Agreement with Exelis and Xylem, the Company is entitled to reimbursement for a portion of the tax liability and has recorded a receivable of $1.6 and $13.2 in continuing and discontinued operations, respectively.

As a result of investment opportunities and other factors, and their impact on the Company’s expected liquidity, certain earnings generated in Hong Kong, Japan, Luxembourg, and South Korea may be repatriated in the future and are therefore not considered to be indefinitely reinvested outside of the U.S. In 2015, the Company repatriated certain foreign earnings and subsequently reversed the deferred tax liability on the undistributed foreign earnings by $21.5. We have not provided for deferred taxes on the remaining excess of financial reporting over tax bases of investments in foreign subsidiaries in the amount of $809.7 because we plan to reinvest such earnings indefinitely outside of the U.S. While the amount of U.S. federal income taxes, if such earnings are distributed in the future, cannot be determined, such taxes may be reduced by tax credits and other tax deductions. As of December 31, 2015, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $432.7. Our intent is to permanently reinvest these funds outside of the U.S., and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.
We operate under a tax holiday in South Korea, which is effective until December 31, 2019. The tax holiday is conditional upon our meeting certain earnings thresholds. The impact of this holiday decreased foreign taxes by $4.1, or $0.05, per diluted share in 2015.
Deferred tax assets and liabilities include the following:

	2015	2014
Deferred Tax Assets:
Accruals	$88.0	$69.0
Asbestos	228.7	272.6
Employee benefits	110.4	109.4
Credit carryforwards	34.5	29.3
Loss carryforwards	125.1	128.0
Other	15.5	36.0
Gross deferred tax assets	602.2	644.3
Less: Valuation allowance	135.7	147.1
Net deferred tax assets	$466.5	$497.2
Deferred Tax Liabilities:
Undistributed earnings	$(39.6)	$(61.2)
Intangibles	(70.8)	(58.7)
Accelerated depreciation	(31.0)	(26.0)
Investment	(0.5)	(0.4)
Total deferred tax liabilities	$(141.9)	$(146.3)
Net deferred tax assets	$324.6	$350.9
Deferred taxes are presented in the Consolidated Balance Sheets as follows:

	2015	2014
Current assets	$—	$56.2
Non-current assets	326.1	304.1
Other non-current liabilities	(1.5)	(9.4)
Net deferred tax assets	$324.6	$350.9
On December 31, 2015, we adopted new FASB guidance related to simplifying the presentation of deferred income taxes on the balance sheet. We have elected to apply the guidance prospectively, resulting in the classification of all deferred tax assets and liabilities as non-current as of December 31, 2015. Prior periods were not retrospectively adjusted.

The table included below provides a rollforward of our valuation allowance on net deferred income tax assets from December 31, 2012 to December 31, 2015.

	Federal	State	Foreign	Total
DTA valuation allowance - December 31, 2012	$352.8	$122.4	$61.5	$536.7
Change in assessment	(339.6)	(35.0)	3.7	(370.9)
Current year operations	(13.2)	(42.7)	25.4	(30.5)
DTA valuation allowance - December 31, 2013	—	44.7	90.6	135.3
Change in assessment	—	—	2.5	2.5
Current year operations	—	0.3	9.0	9.3
DTA valuation allowance - December 31, 2014	—	45.0	102.1	147.1
Change in assessment	—	—	(7.4)	(7.4)
Current year operations	—	(3.5)	(0.5)	(4.0)
DTA valuation allowance - December 31, 2015	$—	$41.5	$94.2	$135.7
In the third quarter of 2013, the Company moved from a three-year adjusted cumulative domestic pretax loss position to a three-year adjusted cumulative domestic pretax income position. In measuring adjusted cumulative pretax income (loss), the Company adjusted pretax U.S. income (loss) for nonrecurring items and recurring permanent differences. The recurring permanent differences included excess stock option deductions which represented the amount of tax deductions in excess of book deductions, ultimately reducing book income on the tax return, and foreign earnings, the indefinite reinvestment of which was not asserted, and was not expected to be asserted in the foreseeable future, and dividends paid or expected to be paid. Each of these items was recurring in nature and representative of our book taxable income. In addition, we included adjustments for certain non-recurring costs directly attributable to the 2011 spin-off as these were not indicative of future taxable income. The three-year cumulative income position was strong positive evidence in evaluating the realizability of our deferred tax assets as of September 30, 2013. However, the Company considered all available evidence, both positive and negative, in its evaluation to reverse the valuation allowance at that time, including future earnings, industry trends, and certain contingencies, such as asbestos-related costs. Further, we considered future reversals of existing taxable temporary differences as a source of income available to recover a portion of existing deferred tax assets, future taxable income exclusive of reversing taxable temporary differences and carryforwards, and available tax-planning strategies in assessing the realizability of the deferred tax assets. Based on positive evidence, including the three-year cumulative positive income and the absence of any significant negative evidence, management determined that it was more likely than not that the Company's U.S. deferred tax assets would be realized except for certain deferred tax assets attributable to state net operating losses and tax credits.
During the current year, after considering all available evidence, including cumulative income and the absence of any significant negative evidence, the Company released the valuation allowance against certain foreign net deferred tax assets in China. The Company continues to maintain a valuation allowance against certain deferred tax assets attributable to state net operating losses and tax credits and certain foreign net deferred tax assets primarily in Luxembourg, Germany and India which are not expected to be realized. Overall, the current year decrease in the valuation allowance of $11.4 is primarily attributable to the release of valuation allowance in China.
We have the following tax attributes available for utilization at December 31, 2015:

Attribute	Amount	First Year of Expiration
U.S. federal net operating losses	$1.4	12/31/2024
U.S. state net operating losses	$1,313.5	12/31/2016
U.S. federal tax credits	$28.6	12/31/2021
U.S. state tax credits	$5.8	12/31/2027
Foreign net operating losses	$296.2	12/31/2016
We have approximately $191.9 of net operating loss carryforwards in Luxembourg as of December 31, 2015 that do not expire.
Shareholders’ equity at December 31, 2015 and 2014 includes excess income tax benefits related to stock-based compensation in 2015 and 2014 of approximately $3.4 and $10.4, respectively.

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for each of the years ended December 31, 2015, 2014, and 2013 is as follows:

	2015	2014	2013
Unrecognized tax benefits – January 1	$160.1	$161.2	$208.8
Additions for:
Prior year tax positions	1.8	2.4	1.6
Current year tax positions	3.4	2.8	8.0
Assumed in Acquisition	1.9	—	—
Reductions for:
Prior year tax positions	(56.6)	(2.8)	(55.4)
Settlements	(19.0)	(1.0)	(1.0)
Expiration of Statute of Limitations	(4.0)	(2.5)	(0.8)
Unrecognized tax benefits – December 31	$87.6	$160.1	$161.2
As of December 31, 2015, $38.2 and $3.7 of the unrecognized tax benefits would affect the effective tax rate for continuing operations and discontinued operations respectively, if realized. The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, China, Germany, Hong Kong, Italy, Korea, Mexico, the U.S. and Venezuela.
The calculation of our tax liability for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit. Over the next twelve months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $16 due to changes in audit status, expiration of statutes of limitations and other events. The settlement of any future examinations could result in changes in the amounts attributable to the Company under its existing Tax Matters Agreement with Exelis and Xylem.
The following table summarizes the earliest open tax years by major jurisdiction as of December 31, 2015:

Jurisdiction	Earliest Open Year
China	2010
Czech	2013
Germany	2008
Italy	2005
Korea	2008
Luxembourg	2011
Mexico	2010
United States	2012
We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Statements of Operations. During 2015 and 2014, we recognized a net interest benefit of $5.7 and net interest expense of $0.8, respectively, related to tax matters. We had $9.8 and $19.4 of interest expense accrued from continuing and discontinued operations related to tax matters as of December 31, 2015 and 2014, respectively.

Tax Matters Agreement
On October 25, 2011, we entered into a Tax Matters Agreement with Exelis and Xylem that governs the respective rights, responsibilities and obligations of the companies after the 2011 spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. Federal, state, local and foreign income taxes, other tax matters and related tax returns. Exelis and Xylem have liability with ITT to the U.S. Internal Revenue Service (IRS) for the consolidated U.S. Federal income taxes of the ITT consolidated group relating to the taxable periods in which Exelis and Xylem were part of that group. During 2015, the Company settled the U.S. income tax audit for tax years 2009 to 2011. Pursuant to the Tax Matters Agreement, the Company is entitled to reimbursement for a portion of the tax liability and has recorded an aggregate receivable of $14.8 from Exelis and Xylem as of December 31, 2015. The settlement of future examinations in state or foreign jurisdictions could result in changes in amounts attributable to us through the Tax Matters Agreement entered into with Exelis and Xylem. Currently we cannot reasonably estimate the amount of such changes.
NOTE 6
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted common shares outstanding for the three years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Weighted average common shares outstanding	89.8	91.5	90.9
Add: Weighted average restricted stock awards outstanding(a)	—	—	0.1
Basic weighted average common shares outstanding	89.8	91.5	91.0
Add: Dilutive impact of outstanding equity awards	0.9	1.3	1.3
Diluted weighted average common shares outstanding	90.7	92.8	92.3

(a)
Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three years ended December 31, 2015, 2014 and 2013 because they were anti-dilutive.

	2015	2014	2013
Anti-dilutive stock options	0.4	0.2	0.2
Average exercise price	$42.50	$43.51	$26.83
Year(s) of expiration	2024 - 2025	2024	2023
In addition, 0.1 of outstanding employee ROIC awards (see Note 16, Long-Term Incentive Employee Compensation, for additional information on ROIC awards) were excluded from the computation of diluted earnings per share for the year ended December 31, 2015, as the performance period related to ROIC awards has not been achieved.

NOTE 7
RECEIVABLES, NET

	2015	2014
Trade accounts receivable	$554.0	$476.8
Notes receivable	3.9	6.1
Other	43.1	30.5
Receivables, gross	601.0	513.4
Less: allowance for doubtful accounts	16.1	13.3
Receivables, net	$584.9	$500.1
The following table displays a rollforward of the allowance for doubtful accounts for the years ended December 31, 2015, 2014, and 2013.

	2015	2014	2013
Allowance for doubtful accounts – January 1	$13.3	$12.6	$12.9
Charges to income	3.6	4.0	1.8
Write-offs	(0.8)	(1.6)	(1.7)
Foreign currency and other	—	(1.7)	(0.4)
Allowance for doubtful accounts – December 31	$16.1	$13.3	$12.6
NOTE 8
INVENTORIES, NET

	2015	2014
Finished goods	$60.9	$70.5
Work in process	56.0	59.9
Raw materials	162.9	148.5
Inventoried costs related to long-term contracts	43.0	61.4
Total inventory before progress payments	322.8	340.3
Less – progress payments	(30.1)	(38.0)
Inventories, net	$292.7	$302.3

NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS

	2015	2014
Asbestos-related current assets	$74.5	$102.4
Current deferred income taxes(a)	—	56.2
Short-term investments	64.9	5.4
Prepaid income tax	14.3	25.9
Other	50.7	59.9
Other current assets	$204.4	$249.8
Other employee benefit-related assets	$92.9	$93.0
Capitalized software costs	28.2	26.8
Environmental related assets	10.8	7.7
Equity method investments	5.6	3.9
Other	15.8	18.4
Other non-current assets	$153.3	$149.8

(a)
In the fourth quarter of 2015, we adopted a new accounting pronouncement related to the balance sheet presentation of deferred income taxes. We have applied the provisions of the guidance on a prospective basis. Refer to Note 2, Recent Accounting Pronouncements for further information.

NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET

	2015	2014
Land and improvements	$25.4	$24.0
Machinery and equipment	909.3	870.3
Buildings and improvements	242.0	228.8
Furniture, fixtures and office equipment	66.3	65.8
Construction work in progress	42.3	44.5
Other	6.7	7.8
Plant, property and equipment, gross	1,292.0	1,241.2
Less: accumulated depreciation	(848.5)	(797.3)
Plant, property and equipment, net	$443.5	$443.9
Depreciation expense of $70.7, $72.9 and $63.4 was recognized in 2015, 2014 and 2013, respectively.

NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 by segment are as follows:

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total
Goodwill - December 31, 2013	$351.0	$49.8	$73.9	$185.1	$659.8
Goodwill acquired	1.2	—	—	—	1.2
Foreign currency	(20.3)	(5.9)	(2.7)	—	(28.9)
Goodwill - December 31, 2014	$331.9	$43.9	$71.2	$185.1	$632.1
Goodwill acquired	—	161.6	—	13.3	174.9
Allocated to divestiture	—	—	—	(2.7)	(2.7)
Foreign currency	(19.3)	(4.5)	(2.2)	—	(26.0)
Goodwill - December 31, 2015	$312.6	$201.0	$69.0	$195.7	$778.3
Goodwill acquired during 2015 relates to the Wolverine acquisition at Motion Technologies and the Hartzell Aerospace acquisition at Control Technologies. See Note 21, "Acquisitions", for further information. Goodwill of $2.7 was written-off during the second quarter of 2015 in connection with the sale of an industrial product line within our Control Technologies segment. The sale of this product line resulted in a net gain of $0.1, which included the allocation of goodwill.
Based on the results of our annual impairment test, we determined that no impairment of goodwill existed as of the measurement date in 2015 or 2014. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth fiscal quarter and whenever events and changes in circumstances indicate there may be a potential impairment.
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$157.4	$(45.3)	$112.1	$83.1	$(38.3)	$44.8
Proprietary technology	54.9	(12.7)	42.2	28.1	(9.9)	18.2
Patents and other	8.6	(6.6)	2.0	15.2	(13.1)	2.1
Finite-lived intangible total	220.9	(64.6)	156.3	126.4	(61.3)	65.1
Indefinite-lived intangibles	30.9	—	30.9	26.3	—	26.3
Other Intangible Assets	$251.8	$(64.6)	$187.2	$152.7	$(61.3)	$91.4
Indefinite-lived intangibles primarily consist of brands and trademarks.
During 2015 we recognized an impairment loss of $1.8, within general and administrative expenses, for various identified intangibles within our Control Technologies segment. The impairment loss resulted from the expected decline of a non-core product line related to a customer settlement. There was no impairment of intangible assets in 2014.
Customer relationships, proprietary technology and patents and other intangible assets are amortized over weighted average lives of approximately 12.3 years, 12.9 years and 9.5 years, respectively.

The preliminary fair value of intangible assets and their respective weighted average lives with respect to the acquisition of Wolverine and Hartzell Aerospace during 2015 are as follows:

	Hartzell Aerospace		Wolverine
	Fair Value Acquired	Useful Life (in Years)	Fair Value Acquired	Useful Life (in Years)
Customer relationships	$16.9	20	$62.0	8
Proprietary technology	9.6	20	20.0	10
Backlog	1.9	1	—	—
Brand and trademarks	0.2	1	—	—
Indefinite-lived trade name	—	—	7.0	—
Total	$28.6		$89.0
Amortization expense related to intangible assets for 2015, 2014 and 2013 was $14.0, $11.1 and $17.6, respectively. Estimated amortization expense for each of the five succeeding years is as follows:

Year	Estimated Amortization Expense
2016	$20.2
2017	18.6
2018	17.4
2019	17.2
2020	17.2
Thereafter	65.7
NOTE 12
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	2015	2014
Compensation and other employee-related benefits	$138.6	$176.5
Asbestos-related liability	88.0	106.6
Customer-related liabilities	38.0	41.3
Environmental and other legal matters	24.0	31.6
Accrued warranty costs	21.7	29.4
Accrued income taxes and other tax-related liabilities	30.9	28.0
Other accrued liabilities	51.5	50.9
Accrued and other current liabilities	$392.7	$464.3
Deferred income taxes and other tax-related accruals	$44.5	$112.2
Environmental liabilities	72.0	80.2
Compensation and other employee-related benefits	35.6	38.6
Other	37.8	38.5
Other non-current liabilities	$189.9	$269.5

NOTE 13
LEASES AND RENTALS
ITT leases certain offices, manufacturing buildings, land, machinery, automobiles, computers and other equipment. The majority of leases expire at various dates through 2027 and may include renewal and payment escalation clauses. ITT often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under operating leases were $18.6, $18.7 and $14.7 for 2015, 2014 and 2013, respectively. Future minimum operating lease payments under non-cancellable operating leases with an initial term in excess of one year as of December 31, 2015 are shown below.

2016	$21.7
2017	18.2
2018	17.6
2019	14.9
2020	11.9
2021 and thereafter	72.6
Total minimum lease payments	$156.9
NOTE 14
DEBT

	2015	2014
Commercial Paper	$94.5	$—
Short-term loans	150.0	—
Current maturities of long-term debt	0.7	1.1
Current capital leases	0.5	0.4
Short-term loans and current maturities of long-term debt	245.7	1.5
Non-current maturities of long-term debt	2.3	6.0
Non-current capital leases	0.5	1.0
Long-term debt and capital leases	2.8	7.0
Total debt and capital leases	$248.5	$8.5
Commercial Paper
Commercial paper outstanding as of December 31, 2015 was $94.5, with an associated weighted average interest rate of 1.04% and maturity terms less than one month from the date of issuance. There was no commercial paper outstanding as of December 31, 2014.
Short-term Loans
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

At our election, the interest rate per annum applicable to the competitive advances will be obtained from bids in accordance with competitive auction procedures. At our election, interest rate per annum applicable to the revolving loans will be based on either (i) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin or (ii) a fluctuating rate of interest determined by reference to the greatest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1% or (c) the 1-month LIBOR rate, adjusted for statutory reserve requirements, plus 1%, in each case, plus an applicable margin. As of December 31, 2015, we had $150 outstanding under the credit facility, with an associated interest rate of 1.55%.
The credit facility contains customary affirmative and negative covenants that, among other things, will limit or restrict our ability to: incur additional debt or issue guarantees; create liens; enter into certain sale and lease-back transactions; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. Additionally, the 2014 Revolving Credit Agreement requires us not to permit the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (leverage ratio) to exceed 3.00 to 1.00 at any time, or the ratio of consolidated EBITDA to consolidated interest expense (interest coverage ratio) to be less than 3.00 to 1.00. At December 31, 2015, our interest coverage ratio and leverage ratio were within the prescribed thresholds. In the event of certain ratings downgrades of the Company, to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the credit facility.
NOTE 15
POSTRETIREMENT BENEFIT PLANS
Defined Contribution Plans
Substantially all of ITT’s U.S. and certain international employees are eligible to participate in a defined contribution plan. ITT sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require us to match a percentage of the employee contributions up to certain limits. Company contributions charged to income amounted to $18.4, $17.3, and $15.3 for 2015, 2014 and 2013, respectively.
The ITT Stock Fund, an investment option under the ITT Corporation Retirement Savings Plan, is considered an employee stock ownership plan and, as a result, participants in the ITT Stock Fund may receive dividends in cash or may reinvest such dividends into the ITT Stock Fund. The ITT Stock Fund held approximately 0.2 shares of ITT common stock at December 31, 2015.
Defined Benefit Plans
ITT sponsors several defined benefit pension plans which have approximately 2,200 active participants; however, most of these plans have been closed to new participants for several years. As of December 31, 2015, of our total projected benefit obligation, the ITT Industrial Process Pension Plan represented 35%, the ITT Consolidated Hourly Pension Plan represented 35%, other U.S. plans represented 11% and international pension plans represented 19%. The U.S. plans are generally for hourly employees with a flat dollar benefit formula based on years of service. International plan benefits are primarily determined based on participant years of service, future compensation, and age at retirement or termination.
ITT also provides health care and life insurance benefits for eligible U.S. employees upon retirement. In some cases, the plan is still open to certain union employees, but for the majority of our businesses these plans are closed to new participants. The majority of the liability pertains to retirees with postretirement medical insurance.

Balance Sheet Information
Amounts recognized as assets or liabilities in the Consolidated Balance Sheets for postretirement benefit plans reflect the funded status. The following table provides a summary of the funded status of our postretirement benefit plans and the presentation of the funded status within our Consolidated Balance Sheet as of December 31, 2015 and 2014.

	2015			2014
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Fair value of plan assets	$279.0	$7.9	$286.9	$273.9	$9.5	$283.4
Projected benefit obligation	417.9	143.4	561.3	411.6	134.5	546.1
Funded status	$(138.9)	$(135.5)	$(274.4)	$(137.7)	$(125.0)	$(262.7)
Amounts reported within:
Accrued liabilities	(4.3)	(9.7)	(14.0)	(4.4)	(8.6)	(13.0)
Non-current liabilities	(134.6)	(125.8)	(260.4)	(133.3)	(116.4)	(249.7)
A portion of our projected benefit obligation includes amounts that have not yet been recognized as expense in our results of operations. Such amounts are recorded within accumulated other comprehensive loss until they are amortized as a component of net periodic postretirement cost. The following table provides a summary of amounts recorded within accumulated other comprehensive loss at December 31, 2015 and 2014.

	2015			2014
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net actuarial loss	$168.9	$66.6	$235.5	$169.1	$63.0	$232.1
Prior service cost (benefit)	5.6	(57.4)	(51.8)	6.6	(74.2)	(67.6)
Total	$174.5	$9.2	$183.7	$175.7	$(11.2)	$164.5
The following table provides a rollforward of the projected benefit obligations for our U.S. and international pension plans and our other employee-related defined benefit plans for the years ended December 31, 2015 and 2014.

	2015				2014
	U.S.	Int’l	Other Benefits	Total	U.S.	Int’l	Other Benefits	Total
Change in benefit obligation
Benefit obligation – January 1	$324.1	$87.5	$134.5	$546.1	$281.2	$84.8	$166.6	$532.6
Service cost	3.5	1.5	0.9	5.9	3.2	1.6	1.5	6.3
Interest cost	13.0	1.5	5.0	19.5	13.1	2.4	7.4	22.9
Amendments(a)	—	—	—	—	4.5	—	(58.7)	(54.2)
Actuarial (gain) loss	(14.9)	(2.9)	7.0	(10.8)	39.0	13.7	25.9	78.6
Benefits and expenses paid	(18.5)	(2.7)	(7.9)	(29.1)	(16.9)	(3.0)	(8.2)	(28.1)
Acquired	32.7	2.8	1.9	37.4	—	—	—	—
Settlement	—	(1.1)	—	(1.1)	—	(1.6)	—	(1.6)
Curtailment	—	—	2.0	2.0	—	—	—	—
Foreign currency translation	—	(8.6)	—	(8.6)	—	(10.4)	—	(10.4)
Benefit obligation – December 31	$339.9	$78.0	$143.4	$561.3	$324.1	$87.5	$134.5	$546.1

(a)
During 2014, management approved changes to certain other employee-related defined benefit plans, reducing certain retiree medical benefits, resulting in a decrease to ITT's other employee-related defined benefit liability of $58.7.

The following table provides a rollforward of our U.S. and international pension plan and other employee-related defined benefit plan assets and the funded status as of and for the years ended December 31, 2015 and 2014.

	2015				2014
	U.S.	Int’l	Other Benefits	Total	U.S.	Int’l	Other Benefits	Total
Change in plan assets
Plan assets – January 1	$272.9	$1.0	$9.5	$283.4	$266.8	$2.0	$9.2	$278.0
Actual return on plan assets	(8.0)	—	0.1	(7.9)	22.1	0.1	0.3	22.5
Employer contributions	8.6	3.8	6.2	18.6	0.9	3.5	8.2	12.6
Benefits and expenses paid	(18.5)	(2.7)	(7.9)	(29.1)	(16.9)	(3.0)	(8.2)	(28.1)
Acquired	23.1	—	—	23.1	—	—	—	—
Settlement	—	(1.1)	—	(1.1)	—	(1.6)	—	(1.6)
Foreign currency translation	—	(0.1)	—	(0.1)	—	—	—	—
Plan assets – December 31	$278.1	$0.9	$7.9	$286.9	$272.9	$1.0	$9.5	$283.4
Funded status at end of year	$(61.8)	$(77.1)	$(135.5)	$(274.4)	$(51.2)	$(86.5)	$(125.0)	$(262.7)
The accumulated benefit obligation for all defined benefit pension plans was $415.4 and $408.3 at December 31, 2015 and 2014, respectively. The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets.

	2015	2014
Projected benefit obligation	$417.9	$411.6
Accumulated benefit obligation	415.4	408.3
Fair value of plan assets	279.0	273.9
Income Statement Information
The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss for each of the years ended December 31, 2015, 2014 and 2013 as they pertain to our defined benefit pension plans.

	2015			2014			2013
	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Net periodic postretirement cost
Service cost	$3.5	$1.5	$5.0	$3.2	$1.6	$4.8	$4.9	$1.7	$6.6
Interest cost	13.0	1.5	14.5	13.1	2.4	15.5	12.1	2.5	14.6
Expected return on plan assets	(20.8)	—	(20.8)	(20.0)	(0.1)	(20.1)	(19.5)	(0.1)	(19.6)
Amortization of net actuarial loss (gain)	7.5	1.0	8.5	5.8	0.4	6.2	8.3	0.6	8.9
Amortization of prior service cost	1.0	—	1.0	0.6	—	0.6	0.8	—	0.8
Net periodic postretirement cost	4.2	4.0	8.2	2.7	4.3	7.0	6.6	4.7	11.3
Effect of settlement, curtailment, or special termination benefit	—	0.1	0.1	—	0.4	0.4	1.2	—	1.2
Total net periodic postretirement cost	4.2	4.1	8.3	2.7	4.7	7.4	7.8	4.7	12.5
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net actuarial loss (gain)	13.9	(2.9)	11.0	37.0	13.7	50.7	(40.0)	(1.8)	(41.8)
Prior service cost	—	—	—	4.5	—	4.5	—	—	—
Amortization of net actuarial (loss) gain	(7.5)	(1.1)	(8.6)	(5.8)	(0.9)	(6.7)	(8.3)	(0.6)	(8.9)
Amortization of prior service cost	(1.0)	—	(1.0)	(0.6)	—	(0.6)	(0.8)	—	(0.8)
Foreign currency translation	—	(2.5)	(2.5)	—	(1.8)	(1.8)	—	0.5	0.5
Total change recognized in other comprehensive loss	5.4	(6.5)	(1.1)	35.1	11.0	46.1	(49.1)	(1.9)	(51.0)
Total impact from net periodic postretirement cost and changes in other comprehensive loss	$9.6	$(2.4)	$7.2	$37.8	$15.7	$53.5	$(41.3)	$2.8	$(38.5)

The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss for each of the years ended December 31, 2015, 2014 and 2013 as they pertain to other employee-related defined benefit plans.

	2015	2014	2013
Net periodic postretirement cost
Service cost	$0.9	$1.5	$2.9
Interest cost	5.0	7.4	8.3
Expected return on plan assets	(0.9)	(0.7)	(0.6)
Amortization of net actuarial loss	4.6	2.7	4.3
Amortization of prior service credit	(11.0)	(6.6)	(0.4)
Net periodic postretirement (benefit) cost	(1.4)	4.3	14.5
Gain due to curtailment(a)	(4.2)	—	—
Total net periodic postretirement (benefit) cost	(5.6)	4.3	14.5
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net actuarial (gain) loss	7.7	26.3	(31.1)
Prior service credit	—	(58.7)	(19.0)
Amortization of net actuarial loss	(4.6)	(2.7)	(4.3)
Amortization of prior service credit	11.0	6.6	0.4
Acceleration of prior service costs	6.2	—	—
Total changes recognized in other comprehensive loss	20.3	(28.5)	(54.0)
Total impact from net periodic postretirement cost and changes in other comprehensive loss	$14.7	$(24.2)	$(39.5)

(a)	During 2015, we recognized a benefit of $4.2 from a curtailment gain related to a reduction in force in our ICS segment.
The following table provides the estimated net actuarial loss and prior service cost that is expected to be amortized from accumulated other comprehensive loss into net periodic postretirement cost during 2016.

	Pension	Other Benefits	Total
Net actuarial loss	$7.4	$4.9	$12.3
Prior service cost (credit)	0.9	(6.5)	(5.6)
Total	$8.3	$(1.6)	$6.7

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

	2015			2014
	U.S.	Int’l	Other Benefits	U.S.	Int’l	Other Benefits
Obligation Assumptions:
Discount rate	4.3%	2.3%	4.1%	4.0%	1.9%	3.8%
Rate of future compensation increase	N/A	3.4%	N/A	N/A	3.3%	N/A
Cost Assumptions:
Discount rate	4.0%	1.9%	3.8%	4.8%	3.2%	4.7%
Expected return on plan assets	8.0%	4.8%	8.0%	8.0%	4.7%	8.0%
The assumed discount rates reflect our expectation of the present value of expected future cash payments for benefits at the measurement date. We base the discount rate assumption on investment yields of high-quality fixed income securities at the measurement date during the expected benefits payment period. Effective December 31, 2015, the Company elected to utilize a yield curve rather than a single weighted discount rate in determining liabilities and future service cost and interest cost associated with plan liabilities for the pension and other employee-related defined benefit plans in the U.S.
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

	2015	2014	2013
Expected rate of return on plan assets	8.0%	8.0%	8.0%
Actual rate of return on plan assets	(2.8)%	8.6%	14.2%
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

The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 8.5% for pre-age 65 retirees and 6.5% for post-age 65 retirees for 2016, decreasing ratably to 4.5% in 2024. Increasing the health care trend rates by one percent per year would have the effect of increasing the benefit obligation by $6.6 and the aggregate annual service and interest cost components by $0.2. A decrease of one percent in the health care trend rate would reduce the benefit obligation by $5.6 and the aggregate annual service and interest cost components by $0.2. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future working life or life expectancy of the plan participants.
Investment Policy
The investment strategy for managing worldwide postretirement benefit plan assets is to seek an optimal rate of return relative to an appropriate level of risk for each plan. Investment strategies vary by plan, depending on the specific characteristics of the plan, such as plan size and design, funded status, liability profile and legal requirements. During 2015, our investment policy was updated to reduce risk by increasing the target allocation in fixed income by approximately 15% with a corresponding decrease in allocations to equity investments. This shift in the target asset allocation is expected to reduce our rate of return on plan assets and result in higher 2016 net periodic pension costs by approximately $2.0.
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
The following table provides the allocation of postretirement benefit plan assets by asset category, as of December 31, 2015 and 2014, and the related targeted asset allocation ranges by asset category.

	2015	2014	Target Allocation Range
U.S. equities	31%	36%	30-40%
International equities	24%	29%	20-40%
Fixed income	43%	35%	25-45%
Cash and other	2%	—%	0-5%
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

The following table provides the fair value of plan assets held by our postretirement benefit plans, at December 31, 2015 and 2014, by asset class.

	Pension			Other Benefits
2015	Total	Level 2	Level 3	Total	Level 1
Equities:
U.S.	$85.8	$85.8	$—	$2.6	$2.6
International	46.3	46.3	—	1.9	1.9
Emerging Markets	18.9	18.9	—	0.8	0.8
Fixed income	121.1	121.1	—	2.6	2.6
Cash and other(a)	6.9	2.9	4.0	—	—
Total	$279.0	$275.0	$4.0	$7.9	$7.9

(a)
Pension plan assets as of December 31, 2015 include an investment in a hedge fund acquired from Wolverine. The hedge fund is valued using broker quotes and classified within Level 3 of the fair value hierarchy due to the significance of unobservable inputs involved in the broker quote.

	Pension		Other Benefits
2014	Total	Level 2	Total	Level 1
Equities:
U.S.	$97.6	$97.6	$2.8	$2.8
International	53.0	53.0	1.9	1.9
Emerging Markets	24.9	24.9	0.9	0.9
Fixed income	97.1	97.1	2.8	2.8
Cash and other	1.3	1.3	1.1	1.1
Total	$273.9	$273.9	$9.5	$9.5
Contributions
While we make contributions to our postretirement benefit plans when considered necessary or advantageous to do so, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. Funding requirements under IRS rules are a major consideration in making contributions to our post-retirement plans. In addition, we fund certain of our international pension plans in countries where funding is allowable and tax-efficient. During 2015 and 2014, we contributed $12.4 and $4.4 to our global pension plans, respectively. The 2015 contribution included a $7.5 discretionary contribution to our U.S. pension plans. We anticipate making contributions to our global pension plans of $5.0 during 2016.
We contributed $6.2 and $8.2 to our other employee-related defined benefit plans during both 2015 and 2014, respectively. We currently estimate that the 2016 contributions to our other employee-related defined benefit plans will be approximately $10.0.

Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our pension and other employee-related benefit plans.

	U.S. Pension	Int’l Pension	Other Benefits
2016	$19.7	$3.5	$9.7
2017	20.2	3.2	9.4
2018	20.7	3.4	9.2
2019	21.1	3.3	8.8
2020	21.4	4.0	10.6
2021 - 2025	108.0	16.8	45.8
NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
The 2011 Omnibus Incentive Plan (2011 Incentive Plan) was approved by shareholders and established in May of 2011 to provide for the awarding of options on common shares and full value restricted common shares or units to employees and non-employee directors. The number of shares initially available for issuance to participants under the 2011 Incentive Plan was 4.6. The 2011 Incentive Plan replaced the ITT Amended and Restated 2003 Equity Incentive Plan (2003 Incentive Plan) on a prospective basis and no future grants will be made under the 2003 Incentive Plan. However, any shares remaining available for issuance under the 2003 Incentive Plan became available for grant under the 2011 Incentive Plan as of the date the 2011 Incentive Plan was approved by shareholders. As of December 31, 2015, 39.3 shares were available for future grants under the 2011 Incentive Plan. ITT makes shares available for the exercise of stock options or vesting of restricted shares or units by purchasing shares in the open market or by issuing shares from treasury stock.
Our long-term incentive plan (LTIP) is comprised of three components: non-qualified stock options (NQOs), restricted stock units (RSUs), and a Performance Unit awards (PSUs). The majority of RSUs settle in shares; however RSUs granted to international employees are settled in cash. We account for NQOs, equity-settled RSUs, and PSUs as equity-based compensation awards and cash-settled RSUs are accounted for as liability-based awards. PSUs are based on both a relative total shareholder return (TSR) metric as well as a return on invested capital (ROIC) metric, equally weighted, providing a balance between relative and absolute long-term performance. PSUs settle in shares, dependent upon performance, following a three-year performance period to further align payouts with stock price performance. PSUs are accounted for as two distinct awards, an ROIC award and a TSR award.
LTIP costs are primarily recorded within general and administrative expenses, at fair value over the requisite service period (typically three years) on a straight-line basis and are reduced by an estimated forfeiture rate. These costs impacted our consolidated results of operations as follows:

	2015	2014	2013
Share-based compensation expense, equity-based awards	$15.7	$14.0	$13.3
Share-based compensation expense, liability-based awards	1.1	3.1	3.8
Total share-based compensation expense in operating income	$16.8	$17.1	$17.1
At December 31, 2015, there was $21.3 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 1.9 years. Additionally, unrecognized compensation cost related to liability-based awards was $2.0, which is expected to be recognized ratably over a weighted-average period of 1.9 years.

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
A summary of the status of our NQOs as of December 31, 2015, 2014 and 2013 and changes during the years then ended is presented below.

	2015		2014		2013
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding – January 1	1.9	$24.20	2.7	$20.46	4.3	$18.46
Granted	0.2	41.52	0.2	43.52	0.4	26.82
Exercised	(0.3)	19.87	(0.8)	17.67	(1.9)	17.37
Cancelled or expired	(0.1)	35.95	(0.2)	24.46	(0.1)	16.15
Outstanding – December 31	1.7	$27.10	1.9	$24.20	2.7	$20.46
Options exercisable – December 31	1.1	$21.75	1.1	$20.26	1.5	$18.34
The aggregate intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2015, 2014 and 2013 was $6.6, $22.5 and $26.3, respectively.
The amount of cash received from the exercise of stock options was $6.2, $15.1 and $34.8 for 2015, 2014 and 2013, respectively. The income tax benefit realized during 2015, 2014 and 2013 associated with stock option exercises and lapses of restricted stock was $6.3, $15.1 and $13.4, respectively. We classify the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock lapses as a financing activity. Excess tax benefits arising from stock option exercises and restricted stock lapses were $3.4, $10.4 and $8.7 for 2015, 2014 and 2013, respectively.
The following table summarizes information about ITT’s stock options at December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$12.39	0.1	0.2	$0.6	0.1	0.2	$0.6
$19.97	0.1	4.2	1.3	0.1	4.2	1.3
$20.28	0.4	5.9	7.1	0.4	5.9	7.1
$21.53	0.2	5.2	3.7	0.2	5.2	3.7
$22.80	0.3	6.2	3.6	0.2	6.2	3.6
$26.76	0.2	7.2	2.4	0.1	7.2	0.5
$41.52	0.2	9.2	—	—	—	—
$43.52	0.2	8.2	—	—	—	—
	1.7	6.5	$18.7	1.1	5.7	$16.8
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on ITT’s closing stock price of $36.32 as of December 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. There was 0.4 options "out-of-the-money" as of December 31, 2015.

As of December 31, 2015, the total number of stock options expected to vest (including those that have already vested) was 1.7. These stock options have a weighted-average exercise price of $26.79, an aggregate intrinsic value of $18.7 and a weighted-average remaining contractual life of 6.5 years.
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2015, 2014 and 2013:

	2015	2014	2013
Dividend yield	1.1%	1.0%	1.5%
Expected volatility	29.4%	29.6%	29.9%
Expected life (in years)	5.8	5.8	6.4
Risk-free rates	1.7%	1.8%	1.1%
Weighted-average grant date fair value	$11.23	$11.93	$6.62
Expected volatilities for option grants were based on a peer average of historical and implied volatility. ITT uses historical data to estimate option exercise and employee termination behavior within the valuation model. The expected life assumption represents an estimate of the period of time options are expected to remain outstanding. The expected life provided above represents the weighted average of expected behavior for two separate groups of employees who have historically exhibited different behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of option grant.
Restricted Stock Units and Performance Units
The fair value of equity-settled restricted stock units is determined using the closing price of the Company’s common stock on date of grant. The fair value of cash-settled RSUs is remeasured using the closing price of the Company's common stock at the end of each reporting period. Recipients do not have voting rights and do not receive cash dividends during the restriction period. Dividend equivalents on RSUs, which are subject to forfeiture, are accrued and paid in cash upon vesting of the RSU, which typically occurs three years from the date of grant. If an employee retires or is terminated other than for cause, a pro rata portion of the RSU may vest.
The fair value of the ROIC awards was based on the closing price of ITT common stock on the date of grant less the present value of expected dividend payments during the vesting period. A dividend yield of 1.1% was assumed based on ITT's annualized dividend payment of $0.4732 per share and the February 25, 2015 closing stock price of $41.52. The fair value of the ROIC award is fixed on the grant date; however, a probability assessment is performed each reporting period to estimate the likelihood of achieving the ROIC targets and the amount of compensation to be recognized. The ROIC award payout is subject to a payout factor which includes a maximum and minimum payout.
The fair value of the TSR award was measured using a Monte Carlo simulation on the date of grant, measuring potential total shareholder return for ITT relative to the other companies in the S&P 400 Capital Goods Index (the TSR Performance Group). The expected volatility of ITT's stock price was based on the historical volatility of a peer group while expected volatility for the other companies in the TSR Performance Group was based on their own stock price history. All volatility and correlation measures were based on three years of daily historical price data through March 4, 2014, corresponding to the three-year performance period of the award. The TSR award payout is subject to a multiplier which includes a maximum and minimum payout. As the grant date occurs after the beginning of the performance period, actual TSR performance between the beginning of the performance period (December average closing stock price) and the grant date was reflected in the valuation. A dividend yield of 1.1% was assumed based on ITT's annualized dividend payment of $0.4732 per share and the February 25, 2015 closing stock price of $41.52.

The table below provides a rollforward of outstanding RSUs, PSUs, and RSAs for each of the years ended December 31, 2015, 2014 and 2013.

	2015		2014		2013
Restricted Stock and Performance Units	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding – January 1	1.1	$31.70	1.3	$24.17	1.2	$21.06
Granted	0.5	41.34	0.4	43.88	0.6	28.16
Performance adjustment(a)	0.1	29.59	—	—	—	—
Lapsed	(0.3)	24.09	(0.5)	21.62	(0.4)	20.25
Canceled	(0.1)	35.89	(0.1)	27.33	(0.1)	22.68
Outstanding – December 31	1.3	$36.56	1.1	$31.70	1.3	$24.17
Vested pending issuance	0.3	$29.59	—	$—	—	$—

(a)	Represents the adjustment to the number of shares to be issued above target for performance results achieved relative to PSUs granted in 2013 that vested on December 31, 2015.
The table below provides the number of the outstanding equity settled RSUs, cash settled RSUs, and PSUs as of December 31, 2015, 2014 and 2013.

	2015	2014	2013
Equity settled RSUs	0.7	0.7	1.0
Cash settled RSUs	0.1	0.1	0.1
PSU awards	0.5	0.3	0.2
As of December 31, 2015, the total number of RSUs and PSUs expected to vest (including those that have already vested) was 0.8 and 0.5, respectively. The number of PSUs expected to vest is based on current performance estimates.
NOTE 17
CAPITAL STOCK
ITT has authority to issue an aggregate of 300 shares of capital stock, of which 250 shares have been designated as Common Stock having a par value of $1 per share and 50 shares have been designated as Preferred Stock not having any par or stated value. There was no Preferred Stock outstanding as of December 31, 2015 and 2014.
The stockholders of ITT common stock are entitled to receive dividends when and as declared by ITT’s Board of Directors. Dividends are paid quarterly. Dividends declared were $0.4732, $0.44 and $0.40 per common share in 2015, 2014, and 2013, respectively.
On October 27, 2006, a three-year $1 billion share repurchase program (2006 Share Repurchase Program) was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. During 2015, 2014, and 2013, we repurchased 2.0 shares, 1.1 shares, and 3.1 shares of common stock for $80.0, $50.0 and $85.2, respectively. Through December 2015, we had repurchased 18.4 shares for $759.3, including commissions, under the $1 billion share repurchase program.
Separate from the 2006 Share Repurchase Program, the Company repurchased 0.1 shares, 0.2 shares, and 0.1 shares for an aggregate price of $4.0, $10.2, and $2.7, during 2015, 2014 and 2013, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.
We make shares available for the exercise of stock options and vesting of restricted stock by purchasing shares in the open market or by issuing shares from treasury stock. During 2015, 2014, and 2013, we issued 0.6 shares, 1.4 shares, and 2.3 shares, respectively, related to equity compensation arrangements. As of December 31, 2015 and 2014, 15.0 shares and 13.3 shares of Common Stock were held in our treasury account, respectively.

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
Asbestos Matters
ITT, including its subsidiary Goulds Pumps, Inc., has been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by us or our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of December 31, 2015, there were 37 thousand pending active claims against ITT, including Goulds Pumps, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

(in thousands)	2015	2014	2013
Pending claims – Beginning	62	79	96
New claims	4	4	5
Settlements	(1)	(2)	(3)
Dismissals	(28)	(19)	(19)
Pending claims – Ending	37	62	79
Pending inactive claims(a)	—	13	13
Pending active claims	37	49	66

(a)
Inactive claims represent pending claims in Mississippi filed in 2004 or prior, which have been excluded from our asbestos measurement because the plaintiffs cannot demonstrate a significant compensable loss. As of December 31, 2015, all inactive claims have been dismissed.

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

•	interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos in the workplace;

•	widely accepted epidemiological studies estimating the number of people likely to develop mesothelioma and lung cancer from exposure to asbestos;

•	the Company’s historical experience with the filing of non-malignant claims against it and the historical relationship between non-malignant and malignant claims filed against the Company;

•	analysis of the number of likely asbestos personal injury claims to be filed against the Company based on such epidemiological and historical data and the Company’s recent claims experience;

•	analysis of the Company’s pending cases, by disease type;

•	analysis of the Company’s recent experience to determine the average settlement value of claims, by disease type;

•	analysis of the Company's recent experience in the ratio of settled claims to total resolved claims, by disease type;

•	analysis of the Company’s defense costs in relation to its indemnity costs and agreements in place with external counsel;

•	adjustment for inflation in the average settlement value of claims and defense costs estimated to be paid in the future; and

•	analysis of the Company’s recent experience with regard to the length of time to resolve asbestos claims.
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
The Company retains a consulting firm to assist management in estimating the potential liability for pending asbestos claims and for claims estimated to be filed over the next 10 years based on the methodology described above. Our methodology determines a point estimate based on our assessment of the value of each underlying assumption, rather than a range of reasonably possible outcomes. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key assumptions discussed above, additional uncertainty related to asbestos claims and estimated costs arises from the long latency period prior to the manifestation of an asbestos-related disease, changes in available medical treatments and changes in medical costs, changes in plaintiff behavior resulting from bankruptcies of other companies that are or could be co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes. At December 31, 2015, approximately 28% of the recorded asbestos liability relates to pending claims, with the remainder relating to claims estimated to be filed over the next 10 years.

We record a corresponding undiscounted asbestos-related asset that represents our best estimate of probable recoveries from our insurers for the estimated asbestos liabilities. In developing this estimate, the Company considers coverage-in-place and other agreements with its insurers, as well as a number of additional factors. These additional factors reviewed include the financial viability of our insurance carriers and any related solvency issues, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, the extent to which settlement and defense costs will be reimbursed by the insurance policies and interpretation of the various policy and contract terms and limits and their interrelationships, and various judicial determinations relevant to our insurance programs. The timing and amount of reimbursements will vary due to a time lag between when ITT pays an amount to defend or settle a claim and when a reimbursement is received from an insurer, differing policy terms and certain gaps in our insurance coverage as a result of uninsured periods, insurer insolvencies, and prior insurance settlements. Approximately 83% of our estimated receivables are due from insurers that had credit ratings of A- or better from A.M. Best as of December 31, 2015.
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
The Company has negotiated with certain of its insurers to reimburse the Company for a portion of its indemnity and defense costs through "coverage-in-place" agreements or policy buyout agreements. The agreements are designed to facilitate the collection of ITT’s insurance portfolio, to mitigate issues that insurers may raise regarding their responsibility to respond to claims, and to promote an orderly exhaustion of the policies. As of December 31, 2015, approximately 53% of our asbestos-related assets were related to coverage-in-place agreements and buyout agreements with insurers.
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
The asbestos liability and related receivables reflect management’s best estimate of future events. However, future events affecting the key factors and other variables for either the asbestos liability or the related receivables could cause actual costs or recoveries to be materially higher or lower than currently estimated. Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims which may be filed beyond the next 10 years, it is difficult to predict the ultimate cost of resolving all pending and unasserted asbestos claims. We believe it is possible that future events affecting the key factors and other variables within the next 10 years, as well as the cost of asbestos claims filed beyond the next 10 years, net of expected recoveries, could have a material adverse effect on our financial statements.

Settlement Agreements
During 2015, ITT entered into settlement agreements with insurers to settle responsibility for certain insured claims through a series of payments into a Qualified Settlement Fund (QSF) to be paid over the next three years, resulting in a benefit of $8.9. During 2014, ITT executed a final settlement agreement with an insurer to settle responsibility for multiple insurance claims, resulting in a one-time lump sum payment to a QSF of $2.2 in 2015. During 2013, ITT executed a final settlement agreement (the 2013 Settlement) with an insurer to settle responsibility for multiple categories of insured claims, including pending and future product liability claims. Under the terms of the 2013 Settlement, the insurer agreed to a specified series of payments into a QSF over the course of the next five years, resulting in a one-time benefit of $31.0.
Defense Cost Adjustment
During 2015, the Company changed its asbestos defense strategy to retain a single firm to defend the Company in asbestos litigation. This long-term strategy streamlines the Company's management of cases and significantly reduces defense costs. Our agreement with the defense firm is currently limited to a certain set of claims and the remaining claims are expected to be transitioned to the firm within the next four years. Based on the terms of the agreement, the Company adjusted its asbestos liability and related assets and recognized a net benefit of $100.7 in 2015 for the revised estimate of the cost to defend pending claims and claims expected to be filed over the next 10 years.
Income Statement Charges
The table below summarizes the total net asbestos charge for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Asbestos provision	$63.0	$64.9	$63.3
Defense cost adjustment	(100.7)	—	—
Asbestos remeasurement, net	(44.8)	(58.8)	0.5
Settlement agreements	(8.9)	(2.2)	(31.0)
Net asbestos (benefit) charge, net	(91.4)	3.9	32.8
Changes in Financial Position
The following table provides a rollforward of the estimated asbestos liability and related assets for the years ended December 31, 2015 and 2014.

	2015			2014
	Liability	Asset	Net	Liability	Asset	Net
Balance as of January 1	$1,223.2	$476.4	$746.8	$1,264.7	$517.8	$746.9
Changes in estimate	(103.6)	(21.1)	(82.5)	32.4	26.3	6.1
Settlement agreements	—	8.9	(8.9)	—	2.2	(2.2)
Net cash activity and other	(76.8)	(52.2)	(24.6)	(73.9)	(69.9)	(4.0)
Balance as of December 31	$1,042.8	$412.0	$630.8	$1,223.2	$476.4	$746.8
Current portion	88.0	74.5		106.6	102.4
Noncurrent portion	954.8	337.5		1,116.6	374.0

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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental-related assets represent estimated recoveries from insurance providers and other third parties.
The following table provides a rollforward of the estimated environmental liability and related assets for the years ended December 31, 2015 and 2014.

	2015			2014
	Liability	Asset	Net	Liability	Asset	Net
Balance as of January 1	$89.9	$7.7	$82.2	$94.6	$11.7	$82.9
Changes in estimates for pre-existing accruals(a):
Pre-existing accrual additions	11.0	6.7	4.3	11.2	(3.7)	14.9
Pre-existing accrual reversals	(5.6)	(0.9)	(4.7)	(2.9)	—	(2.9)
Accruals added during the period for new matters	—	—	—	0.1	—	0.1
Net cash activity	(12.1)	(0.7)	(11.4)	(12.6)	(0.3)	(12.3)
Foreign currency	(0.6)	—	(0.6)	(0.5)	—	(0.5)
Balance as of December 31	$82.6	$12.8	$69.8	$89.9	$7.7	$82.2

(a)
Changes in estimates for pre-existing accruals includes environmental-related costs of $0.1 and $2.7 reported within results of discontinued operations for the years ended December 31, 2015 and 2014, respectively.

In the fourth quarter of 2015, ITT entered into a settlement agreement with one of our insurance providers whereby the provider agreed to pay the net present value of the remaining limits of the policy amounting to approximately $34. Based on the terms of the agreement, substantially all of the settlement amount, which is expected to be received during the first quarter of 2016, will be deposited into a QSF which can be drawn upon only to pay future environmental expenses associated with remediation sites covered under the policy. As a result of the settlement agreement, we recorded income of $6.3 representing a previously established reserve for this insurance asset.
The following table illustrates the reasonably possible high range of estimated liability, and number of active sites for environmental matters.

	2015	2014
High end range	$140.6	$160.3
Number of active environmental investigation and remediation sites	49	54
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

NOTE 19
GUARANTEES, INDEMNITIES AND WARRANTIES
Indemnities
Since ITT’s incorporation in 1920, we have acquired and disposed of numerous entities. The related acquisition and disposition agreements contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party. The indemnities address a variety of subjects; the term and monetary amounts of each such indemnity are defined in the specific agreements and may be affected by various conditions and external factors. Many of the indemnities have expired either by operation of law or as a result of the terms of the agreement. We do not have a liability recorded for these expired indemnifications and are not aware of any claims or other information that would give rise to material payments under such indemnities.
As part of the 2011 spin-off, ITT agreed to provide certain indemnifications and cross-indemnifications among ITT, Exelis and Xylem, subject to limited exceptions with respect to certain employee claims and other liabilities and obligations. The indemnifications address a variety of subjects, including asserted and unasserted product liability matters (e.g., asbestos claims, product warranties) which relate to products manufactured, repaired and/or sold prior to the 2011 spin-off. These indemnifications last indefinitely and are not affected by Harris' acquisition of Exelis. ITT expects Exelis and Xylem to fully perform under the terms of the Distribution Agreement and therefore has not recorded a liability for matters for which we have been indemnified. In addition, both Exelis and Xylem have made asbestos indemnity claims that could give rise to material payments under the indemnity provided by ITT; such claims are included in our estimate of asbestos liabilities.
Guarantees
We have $167.1 of guarantees, letters of credit and similar arrangements outstanding at December 31, 2015, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2015 as the likelihood of nonperformance by ITT is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our financial statements.
Warranties
ITT warrants numerous products, the terms of which vary widely. In general, ITT warrants its products against defect and specific non-performance. In certain markets, such as automotive, aerospace and rail, liability for product defects could extend beyond the selling price of the product and could be significant if the defect interrupts production or results in a recall. The table included below provides changes in the product warranty accrual for December 31, 2015 and 2014.

	2015	2014
Warranty accrual – January 1	$29.4	$28.6
Warranty expense	5.6	14.7
Payments	(12.3)	(12.2)
Foreign currency and other	0.8	(1.7)
Warranty accrual – December 31	$23.5	$29.4
NOTE 20
DISCONTINUED OPERATIONS
Results from discontinued operations reflect a gain of $39.4 for the year ended December 31, 2015, principally related to the settlement of the U.S. income tax audit during the third quarter of 2015. This includes a tax benefit of $38.3 from the recognition of previously unrecognized tax positions, related net interest income of $3.2, and a $13.2 receivable due from Exelis and Xylem, partially offset by net tax expense of $17.4 from unfavorable audit adjustments. Results from discontinued operations reflect a loss of $3.9 for the year ended December 31, 2014, primarily related to a settlement payment to a former ITT entity.

NOTE 21
ACQUISITIONS
Wolverine Automotive Holdings
On October 5, 2015, we completed the acquisition of Wolverine Automotive Holdings Inc., the parent company of Wolverine Advanced Materials LLC (Wolverine). Wolverine is a manufacturer of customized technologies for automotive braking systems and specialized sealing solutions for harsh operating environments across a range of industries. The purchase price of $298.1 net of cash acquired, which is subject to a post-closing working capital adjustment, was funded through a combination of cash and a $200 borrowing from our revolving credit facility. Wolverine has approximately 500 employees globally and reported 2014 revenues of $154, including $17 of sales to ITT.
The allocation of the purchase price is based on the fair value of assets acquired, liabilities assumed and non-controlling interests in Wolverine as of October 5, 2015. Our assessment of fair value is preliminary, and may be adjusted for information that is currently not available to us, primarily related to the valuation of intangible assets, postretirement obligations, environmental liabilities, deferred tax matters, real estate, and residual goodwill. The purchase price allocation presented below represents the effect of recording preliminary estimates for the fair value of assets acquired, liabilities assumed, and non-controlling interests in Wolverine and related deferred income taxes. We expect to obtain the information necessary to finalize the fair value of the net assets acquired at the acquisition date during the measurement period. Changes to the preliminary estimates of the fair value of the net assets acquired during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill.
The goodwill of $161.6 is not deductible for income tax purposes. All of the goodwill has been assigned to the Motion Technologies segment. Other intangibles acquired include existing customer relationships, proprietary technology, and trade names.
Hartzell Aerospace
On March 31, 2015, we completed the acquisition of Hartzell Aerospace for a purchase price of $52.9 that was funded through additional commercial paper borrowings. Hartzell Aerospace, which reported 2014 revenues of $34, designs and manufactures products to support aerospace applications, featuring a differentiated portfolio of environmental control system components and an established aftermarket business. The acquisition is being reported within the Control Technologies segment and complements the ITT aerospace growth platform, with customer and sales channel alignment and key high-growth and next-generation platform expansion opportunities.
The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired of $13.3 was recorded as goodwill (which is expected to be deductible for income tax purposes). All of the goodwill has been assigned to the Control Technologies segment.
Allocation of Purchase Price for Wolverine and Hartzell Aerospace

	Wolverine	Hartzell
Cash	$8.5	$—
Receivables	31.6	5.3
Inventory	34.4	4.8
Plant, property and equipment	22.8	2.6
Goodwill	161.6	13.3
Other intangible assets	89.0	28.6
Other assets	3.4	0.9
Accounts payable and accrued liabilities	(21.3)	(2.6)
Postretirement liabilities	(14.6)	—
Other liabilities	(8.8)	—
Net assets acquired	$306.6	$52.9
Pro forma results of operations have not been presented because the acquisitions were not deemed material, either individually or in the aggregate, at the acquisition date.

SUPPLEMENTAL FINANCIAL DATA
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2015 Quarters				2014 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenue	$666.8	$601.9	$628.2	$588.7	$660.0	$657.1	$663.0	$674.5
Gross profit	201.3	194.9	213.9	199.0	216.9	219.9	214.8	214.8
Income from continuing operations attributable to ITT Corporation	36.6	96.5	140.6	38.7	33.4	80.6	41.2	33.2
Income (loss) from discontinued operations	0.1	34.2	1.7	3.4	0.3	(0.3)	(2.9)	(1.0)
Net income attributable to ITT Corporation	36.7	130.7	142.3	42.1	33.7	80.3	38.3	32.2
Basic earnings (loss) per share attributable to ITT Corporation:
Continuing operations	$0.40	$1.08	$1.57	$0.42	$0.37	$0.88	$0.45	$0.36
Discontinued operations	0.01	0.38	0.02	0.04	—	—	(0.03)	(0.01)
Net income	$0.41	$1.46	$1.59	$0.46	$0.37	$0.88	$0.42	$0.35
Diluted earnings (loss) per share attributable to ITT Corporation:
Continuing operations	$0.40	$1.07	$1.56	$0.42	$0.36	$0.87	$0.44	$0.36
Discontinued operations	0.01	0.38	0.02	0.04	—	(0.01)	(0.03)	(0.01)
Net income	$0.41	$1.45	$1.58	$0.46	$0.36	$0.86	$0.41	$0.35
Common stock price per share:
High	$40.52	$42.43	$43.96	$42.97	$45.34	$49.42	$48.24	$44.87
Low	$32.70	$32.86	$39.01	$35.30	$36.74	$44.93	$41.48	$37.87
Close	$36.32	$33.43	$41.84	$39.91	$40.46	$44.94	$48.10	$42.76
Dividends per share	$0.1183	$0.1183	$0.1183	$0.1183	$0.11	$0.11	$0.11	$0.11

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Corporation (Registrant)
By:	/S/ STEVEN C. GIULIANO
Steven C. Giuliano Vice President and Chief Accounting Officer (Principal accounting officer)
February 19, 2016

ll-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ DENISE L. RAMOS	Chief Executive Officer, President and Director	February 19, 2016
Denise L. Ramos (Principal executive officer)

/S/ THOMAS M. SCALERA	Senior Vice President and Chief Financial Officer	February 19, 2016
Thomas M. Scalera (Principal financial officer)

/S/ STEVEN C. GIULIANO	Vice President and Chief Accounting Officer	February 19, 2016
Steven C. Giuliano (Principal accounting officer)

/S/ ORLANDO D. ASHFORD	Director	February 19, 2016
Orlando D. Ashford

/S/ G. PETER D’ALOIA	Director	February 19, 2016
G. Peter D’Aloia

/S/ GERAUD DARNIS	Director	February 19, 2016
Geraud Darnis

/S/ DONALD DEFOSSET, JR.	Director	February 19, 2016
Donald DeFosset, Jr.

/S/ CHRISTINA A. GOLD	Director	February 19, 2016
Christina A. Gold

/S/ RICHARD P. LAVIN	Director	February 19, 2016
Richard P. Lavin

/S/ FRANK T. MACINNIS	Director	February 19, 2016
Frank T. MacInnis

/S/ REBECCA A. MCDONALD	Director	February 19, 2016
Rebecca A. McDonald

/S/ TIMOTHY H. POWERS	Director	February 19, 2016
Timothy H. Powers

ll-2

EXHIBIT INDEX

Exhibit Number	Description	Location

3.1	ITT Corporation’s Articles of Amendment and Restated Articles of Incorporation, effective as of October 31, 2011	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 10-K for the year ended December 31, 2013 (File No. 001-05672).

3.2	Amended and Restated By-laws of ITT	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated October 5, 2011 (File No. 001-05672).

10.1	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-05672).

10.2	Benefits and Compensation Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.2 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-05672).

10.3	First Amendment to Benefits and Compensation Matters Agreement	Incorporated by reference as Exhibit 10.1 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2013

10.4	Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.3 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-05672).

10.5	Master Transition Services Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.4 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-05672).

10.6	ITT Transitional Trademark License Agreement - Exelis, dated as of October 25, 2011, between ITT Manufacturing Enterprises LLC and Exelis Inc.	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-05672).

10.7	Master Lease Agreement and Master Sublease Agreement, dated as of October 25, 2011 and September 30, 2011, respectively	Incorporated by reference to Exhibit 10.6 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-05672).

10.8	Five Year Competitive Advance and Revolving Credit Facility Agreement, dated as of November 25, 2014 among ITT Corporation and Other Parties Signatory Thereto	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 8-K dated November 25, 2014 (File No. 001-05672).

10.9*	Indenture between ITT Corporation and Union Bank N.A., as Trustee dated May 1, 2009	Incorporated by reference to Exhibit 4.3 of ITT Corporation's Form S-3 dated September 18, 2015 (File No. 001-05672).

10.10*	ITT Retirement Savings Plan for Salaried Employees (effective January 1, 2016)	Filed herewith.

10.11*	ITT Corporation Senior Executive Change in Control Severance Pay Plan amended and restated as of January 1, 2015 (formerly known as the ITT Corporation Special Senior Executive Severance Pay Plan)	Incorporated by reference to Exhibit 10.10 of ITT Corporation’s Form 10-K for the year ended December 31, 2014 (File No. 001-05672).

10.12*
ITT Corporation Senior Executive Severance Pay Plan amended and restated effective as of January 1, 2015 (formerly known as the ITT Industries, Inc. Senior Executive Severance Pay Plan, dated December 20, 1995, amended and restated as of December 31, 2008 and July 1, 2013)
Incorporated by reference to Exhibit 10.11 of ITT Corporation’s Form 10-K for the year ended December 31, 2014 (File No. 001-05672).

10.13*	ITT Corporation Change in Control Severance Plan amended and restated as of January 1, 2015 (formerly known as ITT Corporation Enhanced Severance Pay Plan (amended and restated as of July 13, 2004).	Incorporated by reference to Exhibit 10.12 of ITT Corporation’s Form 10-K for the year ended December 31, 2014 (File No. 001-05672).

10.14*	ITT Deferred Compensation Plan (Effective as of January 1, 1995 as amended and restated as of October 31, 2011)	Incorporated by reference to Exhibit 4.5 of ITT Corporation’s Registration Statement on Form S-8 as filed on October 28, 2011 (File No. 001-05672).

ll-3

Exhibit Number	Description	Location
10.15*	ITT Corporation Deferred Compensation Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.48 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (File No. 001-05672).

10.16*	ITT Excess Savings Plan amended and restated effective December 31, 2008	Incorporated by reference to Exhibit 10.17 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (File No. 001-05672).

10.17*	Non-Employee Director Compensation Summary	Incorporated by reference to Exhibit 10.16 of ITT Corporation’s Form 10-K for the year ended December 31, 2014 (File No. 001-05672).

10.18*	2011 Omnibus Incentive Plan	Incorporated by reference to Exhibit 4.3 of ITT Corporation’s Registration Statement on Form S-8 as filed on October 28, 2011 (File No. 001-05672).

10.19*	ITT 1997 Annual Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.13 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (File No. 001-05672).

10.20*
ITT 2003 Equity Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) and previously known as ITT Industries, Inc. 2003 Equity Incentive Plan
Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-05672).

10.21*	ITT Corporation Form of 2015 Performance Unit Award Agreement	Incorporated by reference to Exhibit 10.1 of ITT Corporation's Form 10-Q for the quarter ended March 31, 2015 (File No. 001-05672).

10.22*	ITT Corporation Form of 2015 Non-Qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.2 of ITT Corporation's Form 10-Q for the quarter ended March 31, 2015 (File No. 001-05672).

10.23*	ITT Corporation Form of 2015 Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.3 of ITT Corporation's Form 10-Q for the quarter ended March 31, 2015 (File No. 001-05672).

10.24*	ITT Corporation Form of 2014 Performance Unit Award Agreement	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2014 (File No. 001-05672).

10.25*	ITT Corporation Form of 2014 Non-Qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.2 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2014 (File No. 001-05672).

10.26*	ITT Corporation Form of 2014 Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.3 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2014 (File No. 001-05672).

10.27*	ITT Corporation Form of 2013 Performance Unit Award Agreement	Incorporated by reference to Exhibit 10.01 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2013 (File No. 001-05672).

10.28*	ITT Corporation Form of 2013 Non-Qualified Stock Option Award Agreement (Band A)	Incorporated by reference to Exhibit 10.01 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2013 (File No. 001-05672).

10.29*	ITT Corporation Form of 2013 Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.01 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2013 (File No. 001-05672).

10.30*	ITT Corporation Form of 2013 Restricted Stock Unit Agreement (Cash Settled)	Incorporated by reference to Exhibit 10.01 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2013 (File No. 001-05672).

10.31*	Employment Agreement dated as of October 4, 2011 and effective as of October 31, 2011 between ITT Corporation and Denise L. Ramos.	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 8-K/A dated October 17, 2011 (File No. 001-05672).

ll-4

Exhibit Number	Description	Location
10.32	Form of indemnification agreement with directors and officers	Incorporated by reference to Exhibit 10.1 to ITT Corporation’s Form 10-Q for the quarter ended September 30, 2014 (File No. 001-05672).

21	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

101
The following materials from ITT Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements
Submitted electronically with this report.

*	Management compensatory plan

**
The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

ll-5