Form 10-Q
period 2016-03-31
ITT Corp
filed 2016-05-05
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of May 4, 2016, there were outstanding 90.1 million shares of common stock ($1 par value per share) of the registrant.

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
Where in any forward-looking statement we express an expectation or belief as to future results or events, such expectation or belief is based on current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will result or will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included in our reports filed with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for the year ended December 31, 2015 (particularly under the caption "Risk Factors"), our Quarterly Reports on Form 10-Q (including Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q) and other documents we file from time to time with the SEC.
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
We make available free of charge at www.itt.com (in the "Investors" section) copies of materials we file with, or furnish to, the SEC. We use the Investor Relations page of our website at www.itt.com (in the "Investors" section) to disclose important information to the public.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED INCOME STATEMENTS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

For the Three Months Ended March 31	2016	2015
Revenue	$609.1	$588.7
Costs of revenue	413.8	389.7
Gross profit	195.3	199.0
General and administrative expenses	69.0	60.1
Sales and marketing expenses	43.3	47.3
Research and development expenses	19.2	18.3
Asbestos-related costs, net	12.8	15.4
Operating income	51.0	57.9
Interest and non-operating expenses, net	1.7	1.2
Income from continuing operations before income tax expense	49.3	56.7
Income tax expense	11.7	18.1
Income from continuing operations	37.6	38.6
(Loss) income from discontinued operations, including tax benefit of $0.3 and $3.5, respectively	(0.3)	3.4
Net income	37.3	42.0
Less: Loss attributable to noncontrolling interests	(0.1)	(0.1)
Net income attributable to ITT Corporation	$37.4	$42.1
Amounts attributable to ITT Corporation:
Income from continuing operations, net of tax	$37.7	$38.7
(Loss) income from discontinued operations, net of tax	(0.3)	3.4
Net income	$37.4	$42.1
Earnings (loss) per share attributable to ITT Corporation:
Basic:
Continuing operations	$0.42	$0.42
Discontinued operations	—	0.04
Net income	$0.42	$0.46
Diluted:
Continuing operations	$0.42	$0.42
Discontinued operations	(0.01)	0.04
Net income	$0.41	$0.46
Weighted average common shares – basic	89.6	90.6
Weighted average common shares – diluted	90.5	91.6
Cash dividends declared per common share	$0.124	$0.1183
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended March 31	2016	2015
Net income	$37.3	$42.0
Other comprehensive income (loss):
Net foreign currency translation adjustment	27.2	(60.9)
Net change in postretirement benefit plans, net of tax impacts of $0.6 and $0.3, respectively	1.1	0.5
Other comprehensive income (loss)	28.3	(60.4)
Comprehensive income (loss)	65.6	(18.4)
Less: Comprehensive loss attributable to noncontrolling interests	(0.1)	(0.1)
Comprehensive income (loss) attributable to ITT Corporation	$65.7	$(18.3)
Disclosure of reclassification and other adjustments to postretirement benefit plans
Reclassification adjustments (see Note 14):
Amortization of prior service benefit, net of tax expense of $(0.5) and $(0.9), respectively	$(0.9)	$(1.6)
Amortization of net actuarial loss, net of tax benefits of $1.1 and $1.2, respectively	2.0	2.1
Net change in postretirement benefit plans, net of tax	$1.1	$0.5
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$430.9	$415.7
Receivables, net	607.0	584.9
Inventories, net	301.3	292.7
Other current assets	227.0	204.4
Total current assets	1,566.2	1,497.7
Plant, property and equipment, net	443.0	443.5
Goodwill	787.6	778.3
Other intangible assets, net	181.2	187.2
Asbestos-related assets	331.3	337.5
Deferred income taxes	322.6	326.1
Other non-current assets	177.3	153.3
Total non-current assets	2,243.0	2,225.9
Total assets	$3,809.2	$3,723.6
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term loans and current maturities of long-term debt	$275.2	$245.7
Accounts payable	293.5	314.7
Accrued liabilities	385.3	392.7
Total current liabilities	954.0	953.1
Asbestos-related liabilities	957.0	954.8
Postretirement benefits	260.6	260.4
Other non-current liabilities	214.7	189.9
Total non-current liabilities	1,432.3	1,405.1
Total liabilities	2,386.3	2,358.2
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share (104.7 and 104.5 shares issued, respectively)
Outstanding – 90.0 shares and 89.5 shares, respectively	90.0	89.5
Retained earnings	1,727.2	1,696.7
Total accumulated other comprehensive loss	(395.8)	(424.1)
Total ITT Corporation shareholders' equity	1,421.4	1,362.1
Noncontrolling interests	1.5	3.3
Total shareholders’ equity	1,422.9	1,365.4
Total liabilities and shareholders’ equity	$3,809.2	$3,723.6
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended March 31	2016	2015
Operating Activities
Net income	$37.3	$42.0
Less: (Loss) income from discontinued operations	(0.3)	3.4
Less: (Loss) attributable to noncontrolling interests	(0.1)	(0.1)
Income from continuing operations attributable to ITT Corporation	37.7	38.7
Adjustments to income from continuing operations:
Depreciation and amortization	25.3	20.7
Stock-based compensation	2.9	3.1
Asbestos-related costs, net	12.8	15.4
Asbestos-related payments, net	(4.3)	(3.9)
Changes in assets and liabilities:
Change in receivables	(21.0)	(56.7)
Change in inventories	(4.0)	3.6
Change in accounts payable	(14.8)	(0.5)
Change in accrued expenses	(28.8)	(21.3)
Change in accrued and deferred income taxes	3.4	17.2
Other, net	(3.5)	(8.1)
Net Cash – Operating activities	5.7	8.2
Investing Activities
Capital expenditures	(21.0)	(30.2)
Acquisitions, net of cash acquired	(0.2)	—
Purchases of investments	(40.0)	(15.3)
Maturities of investments	36.3	5.3
Other, net	0.1	0.2
Net Cash – Investing activities	(24.8)	(40.0)
Financing Activities
Commercial paper, net borrowings	28.5	113.5
Short-term revolving loans, borrowings	27.7	—
Short-term revolving loans, repayments	(27.7)	—
Repurchase of common stock	(6.9)	(82.8)
Proceeds from issuance of common stock	6.1	2.0
Dividends paid	(11.4)	(0.3)
Excess tax benefit from equity compensation activity	3.0	1.8
Other, net	(2.4)	(0.2)
Net Cash – Financing activities	16.9	34.0
Exchange rate effects on cash and cash equivalents	9.9	(15.8)
Net Cash – Operating activities of discontinued operations	7.5	(0.3)
Net change in cash and cash equivalents	15.2	(13.9)
Cash and cash equivalents – beginning of year	415.7	584.0
Cash and cash equivalents – end of period	$430.9	$570.1
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$1.4	$—
Income taxes, net of refunds received	$5.0	$(1.0)
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended March 31	2016	2015
Common Stock
Common stock, beginning balance	$89.5	$91.0
Activity from stock incentive plans	0.7	0.3
Share repurchases	(0.2)	(2.1)
Common stock, ending balance	90.0	89.2
Retained Earnings
Retained earnings, beginning balance	1,696.7	1,445.1
Net income attributable to ITT Corporation	37.4	42.1
Dividends declared	(11.3)	(10.5)
Activity from stock incentive plans	11.1	6.5
Share repurchases	(6.7)	(81.5)
Retained earnings, ending balance	1,727.2	1,401.7
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance	(153.7)	(144.2)
Net change in postretirement benefit plans	1.1	0.5
Postretirement benefit plans, ending balance	(152.6)	(143.7)
Cumulative translation adjustment, beginning balance	(270.1)	(176.7)
Net cumulative translation adjustment	27.2	(60.9)
Cumulative translation adjustment, ending balance	(242.9)	(237.6)
Unrealized loss on investment securities, beginning balance	(0.3)	(0.3)
Unrealized loss on investment securities, ending balance	(0.3)	(0.3)
Total accumulated other comprehensive loss	(395.8)	(381.6)
Noncontrolling interests
Noncontrolling interests, beginning balance	3.3	5.4
Loss attributable to noncontrolling interests	(0.1)	(0.1)
Dividend to noncontrolling interest shareholders	(1.9)	—
Other	0.2	—
Noncontrolling interests, ending balance	1.5	5.3
Total Shareholders' Equity
Total shareholders' equity, beginning balance	1,365.4	1,220.3
Net change in common stock	0.5	(1.8)
Net change in retained earnings	30.5	(43.4)
Net change in accumulated other comprehensive loss	28.3	(60.4)
Net change in noncontrolling interests	(1.8)	(0.1)
Total shareholders' equity, ending balance	$1,422.9	$1,114.6
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
On October 31, 2011, ITT completed the tax-free spin-off of its Defense and Information Solutions business, Exelis Inc. (Exelis), and its water-related business, Xylem Inc. (Xylem) by way of a distribution of all of the issued and outstanding shares of Exelis common stock and Xylem common stock, on a pro rata basis, to ITT shareholders of record on October 17, 2011. This transaction is referred to in this Report as the "2011 spin-off." On May 29, 2015, Harris Corporation acquired Exelis.
Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in ITT's Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report) in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2015 Annual Report.
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
Accounting Pronouncements Not Yet Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09 to simplify several aspects of the accounting for employee share-based payment transactions standard, including the classification of excess tax benefits and deficiencies and the accounting for employee forfeitures. The guidance is effective for the Company beginning in the first quarter of 2017. The updates to the accounting standard include the following:

•
Excess tax benefits and deficiencies will no longer be recognized as a change in additional paid-in-capital in the equity section of the balance, instead they are to be recognized in the income statement as a tax expense or benefit. In the statement of cash flows, excess tax benefits and deficiencies will no longer be classified as a financing activity, instead they will be classified as an operating activity.

•
Entities will have the option to continue to reduce share-based compensation expense during the vesting period of outstanding awards for estimated future employee forfeitures or they may elect to recognize the impact of forfeitures as they actually occur.

•	The ASU also provides new guidance to other areas of the standard including minimum statutory tax withholding rules and the calculation of diluted common shares outstanding.
The updates are to be applied using a modified retrospective approach as a cumulative adjustment to retained earnings and early adoption is permitted. We have yet to finalize the evaluation of the potential impact of this ASU on our financial statements, however we do not expect these changes to have a material impact.
In February 2016, the FASB issued ASU 2016-02 impacting the accounting for leases intended to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. The revised standard will require entities to recognize a liability for its lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are to be measured at the present value of lease payments and accounted for using the effective interest method. The accounting for the leased asset will differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For finance leases, the leased asset is depreciated on a straight-line basis and recorded separately from the interest expense in the income statement resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. The ASU requires that assets and liabilities be presented or disclosed separately and classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The new standard is effective for the Company beginning in the first quarter 2019 and early adoption is permitted. We are currently evaluating the impact of these amendments on our financial statements.
In May 2014, the FASB issued ASU 2014-09 amending the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new guidance will be effective for the Company beginning in its first quarter of 2018. The amendments may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. We are currently evaluating the impact of these amendments and the transition alternatives on our financial statements.

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

	Revenue		Operating Income (Loss)		Operating Margin
Three Months Ended March 31	2016	2015	2016	2015	2016	2015
Industrial Process	$208.8	$255.6	$9.0	$20.4	4.3%	8.0%
Motion Technologies	257.0	191.2	50.7	41.0	19.7%	21.4%
Interconnect Solutions	72.4	77.5	2.0	4.8	2.8%	6.2%
Control Technologies	71.9	65.8	10.4	14.3	14.5%	21.7%
Total segment results	610.1	590.1	72.1	80.5	11.8%	13.7%
Asbestos-related costs, net	—	—	(12.8)	(15.4)	—	—
Eliminations / Other corporate costs	(1.0)	(1.4)	(8.3)	(7.2)	—	—
Total Eliminations / Corporate and Other costs	(1.0)	(1.4)	(21.1)	(22.6)	—	—
Total	$609.1	$588.7	$51.0	$57.9	8.4%	9.8%

	Total Assets		Capital Expenditures		Depreciation & Amortization
Three Months Ended March 31	2016	2015(a)	2016	2015	2016	2015
Industrial Process	$1,079.4	$1,097.5	$3.5	$6.2	$7.2	$7.6
Motion Technologies	830.7	779.8	14.2	13.3	10.1	6.9
Interconnect Solutions	312.3	303.2	1.8	7.1	3.0	2.3
Control Technologies	378.7	370.6	1.4	2.4	3.4	2.5
Corporate and Other	1,208.1	1,172.5	0.1	1.2	1.6	1.4
Total	$3,809.2	$3,723.6	$21.0	$30.2	$25.3	$20.7

(a)	Amounts reflect balances as of December 31, 2015.

NOTE 4
RESTRUCTURING ACTIONS
The table below summarizes the restructuring costs presented within general and administrative expenses in our Consolidated Condensed Income Statements for the three months ended March 31, 2016 and 2015.

For the Three Months Ended March 31	2016	2015
Severance costs	$5.1	$8.9
Asset write-offs	0.2	—
Other restructuring costs	0.2	0.4
Total restructuring costs	$5.5	$9.3
By segment:
Industrial Process	$3.2	$8.9
Motion Technologies	1.4	—
Interconnect Solutions	—	(0.2)
Control Technologies	0.9	0.5
Corporate and Other	—	0.1
The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Condensed Balance Sheet within accrued liabilities, for the three months ended March 31, 2016 and 2015.

For the Three Months Ended March 31	2016	2015
Restructuring accruals - beginning balance	$20.0	$21.9
Restructuring costs	5.5	9.3
Cash payments	(6.5)	(6.6)
Asset write-offs	(0.2)	—
Foreign exchange translation and other	(0.1)	(0.4)
Restructuring accrual - ending balance	$18.7	$24.2
By accrual type:
Severance accrual	$18.4	$22.4
Facility carrying and other costs accrual	0.3	1.8
We have initiated various restructuring activities throughout our businesses during the past two years, of which only those noted below are considered to be individually significant. Other less significant restructuring actions taken during 2016 and 2015 included various reduction in force initiatives and the consolidation of two sites within our Control Technologies segment to an existing lower cost location.
Industrial Process Restructuring Actions
Beginning in early 2015, we have been executing a series of restructuring actions focused on achieving efficiencies and reducing the overall cost structure of the Industrial Process segment. During the first quarter of 2016, we continued to progress on these objectives and recognized $3.2 of restructuring costs, aggregating to a total cost of $15.4 recognized related to these actions. The majority of costs recognized principally relate to severance for headcount reductions. During 2015, we recognized restructuring costs of $12.2 for these actions, with $8.9 recognized during the first quarter of 2015. The charges taken during the first quarter of 2016 are largely associated with an additional planned headcount reduction of approximately 80 employees, amounting to a total planned headcount reduction of approximately 280 employees. We will be continuing to monitor and evaluate the need for any additional restructuring actions.

The following table provides a rollforward of the restructuring accruals associated with the Industrial Process restructuring actions.

For the Three Months Ended March 31	2016	2015
Restructuring accruals - beginning balance	$4.9	$—
Restructuring costs	3.2	8.9
Cash payments	(3.3)	(1.0)
Asset write-offs	(0.2)	—
Restructuring accruals - ending balance	$4.6	$7.9
Interconnect Solutions Restructuring Actions
In May 2015, we initiated a restructuring action designed to reduce the cost structure of the ICS segment primarily through additional headcount reductions of approximately 100 employees, for which the Company recognized costs of $6.5 during 2015. Payments related to the remaining accrual for this action are expected to be completed during 2016.
The following table provides a rollforward of the restructuring accrual associated with the Interconnect Solutions restructuring actions.

For the Three Months Ended March 31	2016	2015
Restructuring accruals - beginning balance	$9.4	$17.1
Restructuring costs	—	(0.2)
Cash payments	(2.6)	(3.4)
Foreign exchange translation	—	(0.2)
Restructuring accruals - ending balance	$6.8	$13.3
NOTE 5
INCOME TAXES
For the three months ended March 31, 2016 and 2015, the Company recognized income tax expense of $11.7 and $18.1 and an effective tax rate of 23.7% and 31.9%, respectively. The lower effective tax rate in 2016 is primarily due to a reduction in losses in Germany and the United Kingdom, for which we do not record a tax benefit. The Company continues to benefit from earnings eligible for a tax holiday in South Korea, as well as a larger mix of earnings in non-U.S. jurisdictions with favorable tax rates.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, Germany, Hong Kong, Italy, Mexico, South Korea, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $16 due to changes in audit status, expiration of statutes of limitations and other events. In addition, the settlement of any future examinations relating to the 2011 and prior tax years could result in changes in amounts attributable to the Company under its existing Tax Matters Agreement with Exelis and Xylem.

NOTE 6
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT for the three months ended March 31, 2016 and 2015.

For the Three Months Ended March 31	2016	2015
Basic weighted average common shares outstanding	89.6	90.6
Add: Dilutive impact of outstanding equity awards	0.9	1.0
Diluted weighted average common shares outstanding	90.5	91.6
The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three months ended March 31, 2016 and 2015 because they were anti-dilutive.

For the Three Months Ended March 31	2016	2015
Anti-dilutive stock options	0.6	0.3
Average exercise price	$39.74	$42.90
Year(s) of expiration	2024 - 2026	2024 - 2025
In addition, 0.2 of outstanding return on invested capital (ROIC) awards were excluded from the computation of diluted earnings per share for the three months ended March 31, 2016 and 2015 respectively, as the necessary performance conditions had not yet been satisfied.
NOTE 7
RECEIVABLES, NET

	March 31, 2016	December 31, 2015
Trade accounts receivable	$587.0	$554.0
Notes receivable	3.0	3.9
Other	33.5	43.1
Receivables, gross	623.5	601.0
Less: Allowance for doubtful accounts	(16.5)	(16.1)
Receivables, net	$607.0	$584.9
NOTE 8
INVENTORIES, NET

	March 31, 2016	December 31, 2015
Finished goods	$46.8	$60.9
Work in process	63.5	56.0
Raw materials	170.9	162.9
Inventoried costs related to long-term contracts	47.2	43.0
Total inventory before progress payments	328.4	322.8
Less: Progress payments	(27.1)	(30.1)
Inventories, net	$301.3	$292.7

NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS

	March 31, 2016	December 31, 2015
Asbestos-related assets	$74.5	$74.5
Short-term investments	68.5	64.9
Prepaid income taxes	30.9	14.3
Other	53.1	50.7
Other current assets	$227.0	$204.4
Other employee benefit-related assets	$93.9	$92.9
Environmental-related assets(a)	34.2	10.8
Capitalized software costs	28.5	28.2
Other	20.7	21.4
Other non-current assets	$177.3	$153.3

(a)
Environmental-related assets increased $23.4 primarily related to a settlement agreement and establishment of a Qualified Settlement Fund (QSF), which can be drawn upon to pay certain future environmental expenses associated with environmental remediation sites covered under the agreement. See Note 17, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information on environmental-related matters.

NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET

	March 31, 2016	December 31, 2015
Land and improvements	$26.0	$25.4
Machinery and equipment	941.2	909.3
Buildings and improvements	244.5	242.0
Furniture, fixtures and office equipment	69.4	66.3
Construction work in progress	31.0	42.3
Other	6.0	6.7
Plant, property and equipment, gross	1,318.1	1,292.0
Less: Accumulated depreciation	(875.1)	(848.5)
Plant, property and equipment, net	$443.0	$443.5
Depreciation expense of $18.1 and $17.5 was recognized in the three months ended March 31, 2016 and 2015, respectively.

NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the three months ended March 31, 2016 by segment.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total
Goodwill - December 31, 2015	$312.6	$201.0	$69.0	$195.7	$778.3
Adjustments to purchase price allocations	—	0.8	—	0.4	1.2
Foreign currency	5.6	1.8	0.7	—	8.1
Goodwill - March 31, 2016	$318.2	$203.6	$69.7	$196.1	$787.6
Other Intangible Assets, Net

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$158.1	$(49.2)	$108.9	$157.4	$(45.3)	$112.1
Proprietary technology	53.6	(14.0)	39.6	54.9	(12.7)	42.2
Patents and other	8.8	(7.4)	1.4	8.6	(6.6)	2.0
Finite-lived intangible total	220.5	(70.6)	149.9	220.9	(64.6)	156.3
Indefinite-lived intangibles	31.3	—	31.3	30.9	—	30.9
Other intangible assets	$251.8	$(70.6)	$181.2	$251.8	$(64.6)	$187.2
Amortization expense related to finite-lived intangible assets was $5.4 and $2.2 for the three months ended March 31, 2016 and 2015, respectively.
NOTE 12
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	March 31, 2016	December 31, 2015
Compensation and other employee-related benefits	$122.6	$138.6
Asbestos-related liabilities	88.1	88.0
Customer-related liabilities	38.9	38.0
Accrued income taxes and other tax-related liabilities	42.2	30.9
Environmental liabilities and other legal matters	25.0	24.0
Accrued warranty costs	21.2	21.7
Other accrued liabilities	47.3	51.5
Accrued liabilities	$385.3	$392.7
Deferred income taxes and other tax-related accruals	$44.2	$44.5
Environmental liabilities	68.2	72.0
Compensation and other employee-related benefits	37.9	35.6
Other(a)	64.4	37.8
Other non-current liabilities	$214.7	$189.9

(a)
Increase primarily driven by deferred income associated with an insurance settlement agreement and establishment of a QSF related to our environmental liability. The deferred income will be reduced as actual costs for remediation sites covered under the agreement are incurred. See Note 17, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.

NOTE 13
DEBT

	March 31, 2016	December 31, 2015
Commercial paper	$123.0	$94.5
Short-term loans	151.1	150.0
Current maturities of long-term debt and capital leases	1.1	1.2
Short-term loans and current maturities of long-term debt	275.2	245.7
Long-term debt and capital leases	2.7	2.8
Total debt and capital leases	$277.9	$248.5
Commercial Paper
Commercial paper outstanding was $123.0 and $94.5, had an associated weighted average interest rate of 1.00% and 1.04% and maturity terms less than one month from the date of issuance as of March 31, 2016 and December 31, 2015, respectively.

Short-term Loans
As of March 31, 2016 and December 31, 2015, we had $151.1 and $150.0 in outstanding borrowings under our $500 revolving credit facility, respectively, with an associated weighted average interest rate of 1.69% and 1.55%, respectively. Please refer to the Liquidity section within "Item 2. Management's Discussion and Analysis," for additional information on the revolving credit facility as well as our overall funding and liquidity strategy.
NOTE 14
POSTRETIREMENT BENEFIT PLANS
The following tables provide the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three months ended March 31, 2016 and 2015.

	2016			2015
Three Months Ended March 31	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$1.2	$0.2	$1.4	$1.3	$0.2	$1.5
Interest cost	3.4	1.2	4.6	3.6	1.2	4.8
Expected return on plan assets	(5.0)	(0.2)	(5.2)	(5.1)	(0.2)	(5.3)
Amortization of prior service cost (benefit)	0.2	(1.6)	(1.4)	0.2	(2.7)	(2.5)
Amortization of net actuarial loss	1.9	1.2	3.1	2.1	1.1	3.2
Total net periodic benefit cost	$1.7	$0.8	$2.5	$2.1	$(0.4)	$1.7
We made contributions to our global postretirement plans of $3.3 and $2.6 during the three months ended March 31, 2016 and 2015, respectively. We expect to make contributions of approximately $10 to $15 during the remainder of 2016, principally related to our other postretirement employee benefit plans.
Amortization from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss was $1.1 and $0.5, net of tax, during the three months ended March 31, 2016 and 2015, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.

NOTE 15
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses. The following table provides the components of LTIP costs for the three months ended March 31, 2016 and 2015.

For the Three Months Ended March 31	2016	2015
Equity based awards	$2.9	$3.1
Liability-based awards	0.5	0.2
Total share-based compensation expense	$3.4	$3.3
As of March 31, 2016, there was estimated unrecognized compensation cost of $32.3 related to unvested equity-based awards that is expected to be recognized ratably over a weighted-average period of 2.4 years, and $3.5 related to unvested liability-based awards that are expected to be recognized ratably over a weighted-average period of 2.4 years.
Year-to-Date 2016 LTIP Activity
The majority of our LTIP activity occurs during the first quarter of each year. During the three months ended March 31, 2016, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Grant Date Fair Value
Non-qualified stock options (NQOs)	0.4	$9.16
Restricted stock units (RSUs)	0.3	$33.01
Performance stock units (PSUs)	0.2	$33.27
The NQOs vest either on the completion of a three-year service period or annually in three equal installments, as determined by employee level, and have a ten-year expiration period. RSUs and PSUs vest on the completion of a three-year service period.
During the three months ended March 31, 2016 and 2015, 0.3 and 0.1 NQOs were exercised resulting in proceeds of $6.1 and $2.0, respectively. RSUs of 0.2 vested and were issued during both the three months ended March 31, 2016 and 2015, respectively. In addition, PSUs of 0.2 were issued during the three months ended March 31, 2016 that vested on December 31, 2015.
The fair value of each NQO grant was estimated on the date of grant using a binomial lattice pricing model that incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following table details the weighted average assumptions used to measure fair value and the resulting grant date fair value for the first quarter 2016 NQO grants.

Dividend yield	1.5%
Expected volatility	32.2%
Expected life	6.0 years
Risk-free rates	1.5%
Grant date fair value	$9.16

NOTE 16
CAPITAL STOCK
On October 27, 2006, a three-year $1 billion share repurchase program was approved by the Board of Directors (2006 Share Repurchase Program). On December 16, 2008, the provisions of the 2006 Share Repurchase Program were modified by the Board of Directors to replace the original three-year term with an indefinite term. We did not repurchase any shares of common stock under this program during the three months ended March 31, 2016. During the three months ended March 31, 2015 we repurchased 2.0 shares of common stock for $80.0. To date, under the 2006 Share Repurchase Program, the Company has repurchased 18.4 shares for $759.3.
Separate from the 2006 Share Repurchase Program, the Company repurchased 0.2 shares and 0.1 shares for an aggregate price of $6.9 and $3.6, during the three months ended March 31, 2016 and 2015, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs.
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
Asbestos Matters
ITT, including its subsidiary Goulds Pumps, Inc. (Goulds Pumps), has been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by us or our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of March 31, 2016, there were 36 thousand pending claims against ITT, including Goulds Pumps, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

For the Three Months Ended March 31 (in thousands)	2016
Pending claims – Beginning	37
New claims	1
Dismissals	(2)
Pending claims – Ending	36
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

Asbestos litigation is a unique form of litigation. Frequently, the plaintiff sues a large number of defendants and does not state a specific claim amount. After filing complaint, the plaintiff engages defendants in settlement negotiations to establish a settlement value based on certain criteria, including the number of defendants in the case. Rarely do the plaintiffs seek to collect all damages from one defendant. Rather, they seek to spread the liability, and thus the payments, among many defendants. As a result of this and other factors, the Company is unable to estimate the maximum potential exposure to pending claims and claims estimated to be filed over the next 10 years.
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
Income Statement Charges
As part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent qualitative and quantitative data available for the key inputs and assumptions, comparing the data to expectations on which the most recent annual liability and asset estimates were calculated. Based on this evaluation, the Company determined that no change in the estimate was warranted for the quarter ended March 31, 2016 other than the incremental accrual to maintain a rolling 10-year forecast period. A net asbestos charge of $15.4 was recognized in both the three months ended March 31, 2016 and 2015, to maintain the 10-year forecast period. Additionally during the first quarter of 2016, we entered into a settlement agreement with an insurer to settle responsibility for multiple insurance claims, resulting in a benefit of $2.6.
Changes in Financial Position
The Company's estimated asbestos exposure, net of expected recoveries, for the resolution of all pending claims and claims estimated to be filed in the next 10 years was $639.3 and $630.8 as of March 31, 2016 and December 31, 2015, respectively. The following table provides a rollforward of the estimated asbestos liability and related assets for the three months ended March 31, 2016.

	Liability	Asset	Net
Balance as of December 31, 2015	$1,042.8	$412.0	$630.8
Asbestos provision	17.8	2.4	15.4
Settlement agreement	—	2.6	(2.6)
Net cash activity	(15.5)	(11.2)	(4.3)
Balance as of March 31, 2016	$1,045.1	$405.8	$639.3
Current portion	$88.1	$74.5
Noncurrent portion	$957.0	$331.3

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
The following table provides a rollforward of the estimated environmental liability for the three months ended March 31, 2016 and 2015.

For the Three Months Ended March 31	2016	2015
Environmental liability - beginning balance	$82.6	$89.9
Change in estimates for pre-existing accruals
Continuing operations	0.7	0.2
Discontinued operations	0.5	—
Net cash activity	(5.1)	(4.4)
Foreign currency	0.1	(0.3)
Environmental liability - ending balance	$78.8	$85.4
In the fourth quarter of 2015, ITT entered into a settlement agreement with one of our insurance providers whereby the provider agreed to pay the net present value of the remaining limits of the policy amounting to approximately $34.2. In the first quarter of 2016, the Company received $2.0 in cash and $32.2 was deposited into a QSF which can be drawn upon only to pay certain future environmental expenses associated with remediation sites covered under the policy, including sites owned by a former subsidiary of the Company. The Company recorded $23 of deferred income related to the settlement representing the excess of QSF monies over the probable liabilities associated with the covered remediation sites. In addition to the QSF asset, there is a receivable of $2.0 from other third parties for reimbursement of environmental costs, resulting in a total environmental-related asset of $34.2 as of March 31, 2016. The environmental-related asset as of December 31, 2015 was $12.8.
We are currently involved with 47 active environmental investigation and remediation sites. At March 31, 2016, we have estimated the potential high-end liability range of environmental-related matters to be $134.
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
Other Matters
The Company is responding to a civil subpoena from the Department of Defense, Office of the Inspector General, which was issued as part of an investigation being led by the Civil Division of the U.S. Department of Justice. The subpoena and related investigation involve certain products manufactured by the Company’s Interconnect Solutions segment that are purchased or used by the U.S. government. The Company is cooperating with the government and is unable to estimate the timing or outcome of this matter.

NOTE 18
ACQUISITIONS
Wolverine Automotive Holdings
On October 5, 2015, we completed the acquisition of Wolverine Automotive Holdings Inc., the parent company of Wolverine Advanced Materials LLC (Wolverine). Wolverine is a manufacturer of customized technologies for automotive braking systems and specialized sealing solutions for harsh operating environments across a range of industries. The purchase price of $298.3, net of cash acquired, was funded through a combination of cash and borrowings from our revolving credit facility. Wolverine has approximately 500 employees globally and reported 2014 revenues of $154, including $17 of sales to ITT.
The allocation of the purchase price is based on the fair value of assets acquired, liabilities assumed and non-controlling interests in Wolverine as of October 5, 2015. Our assessment of fair value is preliminary, and may be adjusted for information that is currently not available to us, including but not limited to, the valuation of intangible assets, postretirement obligations, environmental liabilities, deferred tax matters, real estate, and residual goodwill. The purchase price allocation presented below represents the effect of recording preliminary estimates for the fair value of assets acquired, liabilities assumed, and non-controlling interests in Wolverine and related deferred income taxes. We expect to obtain the information necessary to finalize the fair value of the net assets acquired at the acquisition date during the measurement period. Changes to the preliminary estimates of the fair value of the net assets acquired during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill.
The goodwill of $162.5, which has been assigned to the Motion Technologies segment, is not deductible for income tax purposes. Other intangibles acquired include existing customer relationships, proprietary technology, and trade names.
Allocation of Purchase Price for Wolverine

Cash	$8.5
Receivables	31.6
Inventory	35.0
Plant, property and equipment	22.8
Goodwill	162.5
Other intangible assets	87.0
Other assets	3.3
Accounts payable and accrued liabilities	(21.2)
Postretirement liabilities	(14.6)
Other liabilities	(8.1)
Net assets acquired	$306.8
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
Our product and service offerings are organized into four segments: Industrial Process, Motion Technologies, Interconnect Solutions, and Control Technologies. See Note 3, Segment Information, in this Report for a summary description of each segment. Additional information is also available in our 2015 Annual Report within Part I, Item 1, "Description of Business".
DISCUSSION OF FINANCIAL RESULTS
Three Months Ended March 31

For the Three Months Ended March 31	2016	2015	Change
Revenue	$609.1	$588.7	3.5%
Gross profit	195.3	199.0	(1.9%)
Gross margin	32.1%	33.8%	(170	)bp
Operating expenses	144.3	141.1	2.3%
Expense to revenue ratio	23.7%	24.0%	(30	)bp
Operating income	51.0	57.9	(11.9%)
Operating margin	8.4%	9.8%	(140	)bp
Interest and non-operating expense (income), net	1.7	1.2	41.7%
Income tax expense	11.7	18.1	(35.4%)
Effective tax rate	23.7%	31.9%	(820	)bp
Income from continuing operations attributable to ITT Corporation	37.7	38.7	(2.6%)
Income (loss) from discontinued operations, net of tax	(0.3)	3.4	(a)
Net income attributable to ITT Corporation	37.4	42.1	(11.2%)

(a)	The percentage change was intentionally excluded as the resulting figure is not considered meaningful.
All comparisons included within Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three months ended March 31, 2015, unless stated otherwise.

Executive Summary
In the first quarter, ITT continued to confront a challenging macroeconomic environment that presented headwinds across a number of areas, primarily pressure from foreign exchange and the oil and gas and industrial markets. For ITT, we realized the benefits of our balanced and diverse portfolio as the impact of negative conditions in these markets was offset by revenue growth in transportation end-markets including automotive and aerospace and defense. In addition, the acquisitions we completed in 2015 — Wolverine Advanced Materials and Hartzell Aerospace — which are performing in-line with our expectations, have also strengthened key transportation platforms and given us new opportunities for growth.
As we move through 2016, we expect that the persistent volatility in the global macroeconomic environment will continue and that these conditions will continue to impact our businesses. As a result, we will maintain our strong focus on managing those areas over which we have control, and optimizing and aligning our businesses and their respective cost structures. We will also continue to deploy our capital towards investments that position ITT for long-term success, such as investing in a new North American automotive brake pad facility, which adds capacity to support our recent multi-year platform wins.
During the first quarter of 2016, we recognized revenue of $609.1 reflecting an increase of $20.4, or 3.5%, including incremental benefits from our 2015 acquisitions of $50.8 and the impact of unfavorable foreign currency translation of $13.7. On an organic basis, revenue declined 2.5% compared to the prior year, reflecting growth in global automotive brake pads due to an increase in global production rates and share gains in all of our key OEM automotive geographies, which was more than offset by declines in our non-transportation markets primarily due to weakness in the oil and gas and mining markets.
Orders received during the first quarter of 2016 were $623.5 reflecting an increase of $15.8, or 2.6%, including incremental benefits from our 2015 acquisitions of $55.0 and unfavorable foreign currency translation of $15.7. Organic orders declined 3.5%, as continued strength in the global automotive brake pad industry and record aerospace, defense, and rail orders were more than offset by significant weakness and uncertainty in the oil and gas market and mining market and difficult prior year comparisons.
Operating income for the first quarter of 2016 was $51.0 reflecting a decrease of $6.9, or 11.9%, and a decline in operating margin of 140 basis points versus the prior year. The decrease was primarily driven by lower volume, negative product mix, and pricing pressures that unfavorably impacted operating income by $21, as well as unfavorable foreign currency fluctuations of $10 and the impact of operational disruptions at our Interconnect Solutions segment associated with the relocation of certain North American operations. The impact of these items was partially offset by incremental benefits from our 2015 acquisitions, ongoing Lean transformation efforts, significant restructuring benefits from prior actions taken at Industrial Process and Interconnect Solutions, and our focused cost containment efforts at the corporate and segment levels.
Income from continuing operations during the first quarter of 2016 was $37.7, representing a decrease of $1.0 or 2.6%. Earnings per diluted share of $0.42 was flat compared to the prior year. The decrease in income from continuing operations reflects lower operating results as noted above, partially offset by a lower effective tax rate. Adjusted income from continuing operations, a non-GAAP measure, was $53.3, representing a decrease of $6.6 or 11.0%. Adjusted earnings per diluted share of $0.59 declined $0.06, or 9.2%, compared to the prior year.
Demand for our products that serve the oil and gas market, primarily pumps and connectors that represented approximately 20% of 2015 revenue, depend substantially on the level of expenditures by the oil and gas industry for development and production. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Oil and gas prices have remained at low levels for a sustained period of time, resulting in lower expenditures by the oil and gas industry in addition to adversely impacting demand in the broader industrial market. As a result, many of our customers have reduced or delayed spending, thus reducing the demand for our products and exerting downward pressure on the prices that we charge. These conditions or worsening of economic conditions related to our businesses may have or continue to have an adverse impact on our results of operations and financial condition including but not limited to further restructuring and potential impairment charges.
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled "Key Performance Indicators and Non-GAAP Measures" for reconciliations between GAAP and non-GAAP metrics.

REVENUE

For the Three Months Ended March 31	2016	2015	Change	Organic Revenue Growth(a)
Industrial Process	$208.8	$255.6	(18.3)%	(14.5)%
Motion Technologies	257.0	191.2	34.4%	14.2%
Interconnect Solutions	72.4	77.5	(6.6)%	(6.1)%
Control Technologies	71.9	65.8	9.3%	(1.1)%
Eliminations	(1.0)	(1.4)	(28.6)%	—
Revenue	$609.1	$588.7	3.5%	(2.5)%

(a)	See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue.
Industrial Process
Revenue for the three months ended March 31, 2016 decreased $46.8, or 18.3%, including an unfavorable foreign currency translation impact of $9.8. Organic revenue declined $37.0, or 14.5%, reflecting challenging conditions within the oil and gas and mining markets that have resulted in lower demand for original equipment and replacement parts, as well as the postponement of customer maintenance activities. These market conditions contributed to revenue declines for the baseline, projects, and aftermarket portions of our business, of approximately 30%, 15%, and 10% respectively. Slightly offsetting the decline in project-related revenue was a 12% increase from general industrial activity.
Orders for the three months ended March 31, 2016 decreased $73.2, or 27.9%, including an unfavorable foreign currency translation impact of $11.4. Organic orders for the quarter decreased $61.8, or 23.6%, primarily reflecting a decline in project business of 46% due to capital investment delays within the oil and gas and mining markets, as well as difficult prior year comparisons. In addition, baseline pumps and aftermarket orders were impacted by delayed customer maintenance. Partially offsetting these declines was order growth from small project bookings in the chemical and general industrial markets.
Backlog
The level of order and shipment activity related to engineered project pumps can vary significantly from period to period, which may impact the year-over-year comparisons. Backlog as of March 31, 2016 was $381.7, reflecting a decrease of $29.2, or 7.1%, from the December 31, 2015 level. The decrease reflects a lower project order in-take due to global capital project delays and lower oil and gas and mining orders due to market uncertainty and volatility.
Motion Technologies
Revenue for the three months ended March 31, 2016 increased $65.8, or 34.4%, including incremental revenue of $42.0 from our 2015 acquisition of Wolverine and an unfavorable foreign currency translation impact of $3.4. Organic revenue increased $27.2, or 14.2%, driven by growth of 16% within our Friction Technologies business reflecting strength in the OEM and OES sales channels. Strength in OEM was delivered across all major geographic regions, reflecting growth of 27% primarily from share gains. Growth in OES of 7% was partially offset by a decline in independent aftermarket sales due to a shift in customer order patterns. Sales from our KONI business increased approximately 8%, primarily reflecting strength in all core market categories, including rail.
Orders for the three months ended March 31, 2016 increased $67.3, or 34.0%, including additional orders of $41.6 from our acquisition of Wolverine and unfavorable foreign currency translation impacts of $3.7. Organic orders increased $29.4, or 14.8%, due to growth of 13% by our Friction Technologies business due to share gains on new platforms that are entering production. In addition, orders from KONI increased approximately 30% driven by growth in the U.S. defense market related to an existing position on a U.S. military platform as well as growth in the Europe and China rail markets.
Interconnect Solutions
Revenue for the three months ended March 31, 2016 decreased by $5.1, or 6.6%, including unfavorable foreign currency translation impacts of $0.4. Organic revenue declined $4.7, or 6.1%, primarily due to continued weakness in the global upstream oil and gas market. In addition, revenue was impacted by weak general industrial market conditions.

Orders for the three months ended March 31, 2016 were $78.1, reflecting a book-to-bill ratio of 1.08. Orders compared to the prior year decreased $4.9, or 5.9%, including unfavorable foreign currency translation impacts of $0.5. Organic orders for the quarter decreased $4.4, or 5.3%, primarily reflecting order declines within the oil and gas market and in the aerospace and defense market. Order results within the transportation and industrial market were flat to the prior year as weakness in Asia was offset by improvement in North America primarily through our indirect distribution sales channel.
Control Technologies
Revenue for the three months ended March 31, 2016 increased by $6.1, or 9.3%, primarily reflecting the incremental benefit from our 2015 acquisition of Hartzell Aerospace of $8.8. Organic revenue declined $0.7, or 1.1%, reflecting a CT Industrial decline of approximately 8% driven by global market softness and energy market dynamics as well as weak order intake at the end of 2015. This decline was partially offset by organic revenue growth of 2% from CT Aerospace primarily due to an increase in defense program shipments in the U.S. which was partially offset by a decline in our Enivate product line due to difficult prior year comparisons.
Orders for the three months ended March 31, 2016 increased by $26.7, or 40.6%, to $92.4 reflecting a book-to-bill ratio of 1.29 driven by record orders in the aerospace and defense market as well as the incremental benefit from our 2015 acquisition of Hartzell Aerospace of $13.4. Organic orders increased $15.4, or 23.4%, primarily driven by CT Aerospace which increased approximately 35% due to strong orders for defense products which are expected to provide a benefit for multiple years in addition to solid wins in commercial aerospace and aftermarket. Partially offsetting the increase was a slight decline in orders at CT Industrial of approximately 2% due to weakness in process control and actuation products in the U.S.
OPERATING EXPENSES

For the Three Months Ended March 31	2016	2015	Change
Sales and marketing expenses	$43.3	$47.3	(8.5)%
General and administrative expenses	69.0	60.1	14.8%
Research and development expenses	19.2	18.3	4.9%
Asbestos-related costs, net	12.8	15.4	(16.9)%
Total operating expenses	$144.3	$141.1	2.3%
Total Operating Expenses By Segment:
Industrial Process	$54.1	$64.1	(15.6)%
Motion Technologies	31.9	19.6	62.8%
Interconnect Solutions	20.0	20.5	(2.4)%
Control Technologies	17.1	14.1	21.3%
Corporate & Other	21.2	22.8	(7.0)%
Sales and marketing expenses for the three months ended March 31, 2016 decreased $4.0, or 8.5%, primarily reflecting focused cost reductions at Industrial Process due to lower headcount as well as a decrease in commission expense and other variable costs. The decline in sales and marketing expenses were partially offset by incremental costs associated with our 2015 acquisitions.
General and administrative (G&A) expenses for the three months ended March 31, 2016 increased $8.9, or 14.8%. The increase was primarily driven by unfavorable foreign currency impacts of approximately $9, incremental G&A expenses of $5.5 associated with our 2015 acquisitions, a favorable prior year warranty resolution of $5.0, and higher legal costs of $1.5. The impact of these items was partially offset by focused cost reduction strategies, lower restructuring costs of $3.8, lower employee incentive costs of $2.5, as well as lower environmental costs.
Research and development (R&D) expenses for the three months ended March 31, 2016 increased $0.9, or 4.9%, primarily reflecting increased product development activities at Motion Technologies.
Asbestos-related costs, net, decreased $2.6, or 16.9% during the three months ended March 31, 2016. The decrease reflects a gain of $2.6 from a settlement agreement reached with an insurer in the first quarter of 2016. See Note 17, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.

OPERATING INCOME

For the Three Months Ended March 31	2016	2015	Change
Industrial Process	$9.0	$20.4	(55.9)%
Motion Technologies	50.7	41.0	23.7%
Interconnect Solutions	2.0	4.8	(58.3)%
Control Technologies	10.4	14.3	(27.3)%
Segment operating income	72.1	80.5	(10.4)%
Asbestos-related costs, net	(12.8)	(15.4)	(16.9)%
Other corporate costs	(8.3)	(7.2)	(15.3)%
Total corporate and other costs	(21.1)	(22.6)	6.6%
Total operating income	$51.0	$57.9	(11.9)%
Operating margin:
Industrial Process	4.3%	8.0%	(370	)bp
Motion Technologies	19.7%	21.4%	(170	)bp
Interconnect Solutions	2.8%	6.2%	(340	)bp
Control Technologies	14.5%	21.7%	(720	)bp
Segment operating margin	11.8%	13.7%	(190	)bp
Consolidated operating margin	8.4%	9.8%	(140	)bp
Industrial Process operating income for the three months ended March 31, 2016 decreased $11.4, or 55.9%, resulting in a 370 basis point decline in operating margin. The declines primarily resulted from lower sales volumes that impacted operating income by approximately $20, as well as pricing pressures and an unfavorable change in the mix of sales that lowered operating income by approximately $5, and unfavorable foreign currency impacting operating income by approximately $6. Through proactive contingency actions and cost containment strategies, as well as other productivity and sourcing initiatives, the effect of lower sales volumes was effectively mitigated. The operating income comparison was also impacted by lower restructuring costs of $5.7 during 2016, which offset a 2015 favorable product warranty resolution of approximately $5.
Motion Technologies operating margin for the three months ended March 31, 2016 decreased 170 basis points, however operating income increased $9.7, or 23.7%. The operating income benefit of approximately $15 from increased sales volume was partially offset by unfavorable pricing, sales mix and foreign currency impacts. The margin impact from these items more than offset the margin benefit from higher volume. Net savings from Lean, sourcing, and cost control initiatives resulted in a benefit of approximately $5 for the first quarter of 2016, which was offset by higher R&D, restructuring, and costs associated with the planning of our new North American production facility. In addition, the 2015 acquisition of Wolverine provided $5.2 of incremental operating income, but reduced operating margin by approximately 100 basis points.
Interconnect Solutions operating income for the three months ended March 31, 2016 decreased $2.8, or 58.3%, resulting in a 340 basis point decline in operating margin. These results reflect the decline in sales volume as well as an unfavorable mix of sales and pricing, which lowered operating income and margin by approximately $3 and 420 basis points, respectively. In addition, operating income was unfavorably impacted by approximately $3 of incremental costs associated with operational disruptions from the relocation of certain North American operations. The decline in operating income was partially offset by net savings from restructuring, productivity and cost control initiatives of approximately $5.
Control Technologies operating income for the three months ended March 31, 2016 decreased $3.9, or 27.3%, resulting in a 720 basis point decline in operating margin. The decrease in operating income is primarily related to prior year warranty reserve favorability, higher restructuring and due diligence costs, and incremental costs to relocate the operations of two facilities to an existing lower-cost facility. These items were partially offset by net savings from productivity and sourcing initiatives and operating income generated by the Hartzell Aerospace acquisition.
Other corporate costs for the three months ended March 31, 2016 increased by $1.1, or 15.3%, as lower environmental, corporate functional, and employee incentive-based costs were more than offset by unfavorable foreign currency impacts of $2.2, lower investment gains from corporate-owned life insurance assets of $1.5 and higher legal costs of $1.5.

INCOME TAX EXPENSE
For the three months ended March 31, 2016 and 2015, the Company recognized income tax expense of $11.7 and $18.1 and an effective tax rate of 23.7% and 31.9%, respectively. The lower effective tax rate in 2016 is primarily due to a reduction in losses in Germany and the United Kingdom, for which we do not record a tax benefit. The Company continues to benefit from earnings eligible for a tax holiday in South Korea, as well as a larger mix of earnings in non-U.S. jurisdictions with favorable tax rates.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, Germany, Hong Kong, Italy, Mexico, South Korea, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $16 due to changes in audit status, expiration of statutes of limitations and other events. In addition, the settlement of any future examinations relating to the 2011 and prior tax years could result in changes in amounts attributable to the Company under its existing Tax Matters Agreement with Exelis and Xylem.
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
For the three months ended March 31, 2016, the Company recognized a loss from discontinued operations of $0.3 which is primarily related to costs incurred for certain legacy liabilities. During the three months ended March 31, 2015, the Company recognized income from discontinued operations of $3.4 which was driven by the settlement of a tax audit in Germany associated with an entity that was part of the 2011 spin-off.
LIQUIDITY
Funding and Liquidity Strategy
Our funding needs are monitored and strategies are executed to meet overall liquidity requirements, including the management of our capital structure on both a short- and long-term basis. We expect to fund our ongoing working capital, capital expenditures, dividends, and financing requirements through cash flows from operations and cash on hand or by accessing the commercial paper market. If our access to the commercial paper market were adversely affected, we believe that alternative sources of liquidity, including our Revolving Credit Agreement, described below, would be sufficient to meet our short-term funding requirements.
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We have, and plan to, transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the U.S. consistent with our overall intention to support growth and expand in markets outside the U.S. through the development of products, increased non-U.S. capital spending, and potentially the acquisition of foreign businesses. However, we have determined that certain undistributed foreign earnings generated in Luxembourg, Japan, Hong Kong, and South Korea should not be considered permanently reinvested outside of the U.S. During the first three months of 2016, there were no cash distributions from foreign countries. During 2015, cash distributions from foreign countries were $235.0. The timing and amount of additional future remittances, if any, remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2016, we declared a dividend of $0.124 per share for shareholders of record on March 11, 2016, which was paid on April 1, 2016. The dividend declared in the first quarter of 2016 is a 4.8% increase from the prior year.

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
We access the commercial paper market to supplement the cash flows generated internally to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. As of March 31, 2016, we had an outstanding commercial paper balance of $123.0. The average outstanding commercial paper balance during the three months ended March 31, 2016 was $100.0. There have been no other material changes that have impacted our funding and liquidity capabilities since December 31, 2015.
Credit Facilities
On November 25, 2014, we refinanced our existing credit facility with a new five-year revolving $500 credit agreement (the Revolving Credit Agreement). The Revolving Credit Agreement provides for increases in principal of up to $200 for a possible maximum total of $700 in aggregate principal amount, at the request of the Company and with the consent of the institutions providing such increased commitments. The Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The provisions of the Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined in such agreement, of at least 3.0 times and a leverage ratio, as defined in such agreement, of not more than 3.0 times. At March 31, 2016, we had $151.1 outstanding under the Revolving Credit Agreement. As of March 31, 2016, our interest coverage ratio and leverage ratio were within the prescribed thresholds. In the event of certain ratings downgrades of the Company, to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the credit facility.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations, for the three months ended March 31, 2016 and 2015.

For the Three Months Ended March 31	2016	2015
Operating activities	$5.7	$8.2
Investing activities	(24.8)	(40.0)
Financing activities	16.9	34.0
Foreign exchange	9.9	(15.8)
Total net cash flow from continuing operations	7.7	(13.6)
Net cash from discontinued operations	7.5	(0.3)
Net change in cash and cash equivalents	$15.2	$(13.9)
Net cash provided by operating activities was $5.7 for the three months ended March 31, 2016, representing a decrease of $2.5, primarily due to a higher net income tax related payments of $6.0 and interest payments of $1.4 which were partially offset by a favorable change in working capital of $6.3 reflecting favorable accounts receivable collections compared to the prior year.
Net cash used in investing activities was $24.8 reflecting a decrease of $15.2 primarily driven by lower capital expenditure spending of $9.2 and a cash inflow of $6.3 provided by higher maturities of short-term investments (net of purchases).
Net cash provided by financing activities was $16.9 reflecting a decrease of $17.1 for the three months ended March 31, 2016 as lower net borrowings of commercial paper of $85.0 and a dividend payment timing impact of $11.1 were partially offset by lower repurchases of ITT common stock of $75.9 and additional proceeds from the issuance of common stock of $4.1 related to the exercise of employee stock options.

Asbestos
Based on the estimated undiscounted asbestos liability as of March 31, 2016 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 39% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. In the tenth year of our estimate, our insurance recoveries are currently projected to be 15%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at March 31, 2016.
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
Although asbestos cash outflows can vary significantly from year to year, our current net cash outflows, net of tax benefits, are projected to average $15 to $25 over the next five years, as compared to an average of $12 over the past three annual periods, and increase to an average of approximately $35 to $45 per year over the remainder of the projection period.
In light of the uncertainties and variables inherent in the long-term projection of the Company's asbestos exposures and potential recoveries, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe that there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims for years beyond the next 10 years at this time. Accordingly, no liability or related asset has been recorded for any costs that may be incurred for claims asserted subsequent to 2026.
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

KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews a variety of key performance indicators including revenue, segment operating income and margins, earnings per share, order growth, and backlog, among others. In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions, dividends, and share repurchases. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

■
"organic revenue" and "organic orders" are defined as revenue and orders, excluding the impacts of foreign currency fluctuations and acquisitions and divestitures. Divestitures include sales of portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Reconciliations of organic revenue for the three months ended March 31, 2016 are provided below.

Three Months Ended March 31, 2016	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT
2016 Revenue	$208.8	$257.0	$72.4	$71.9	$(1.0)	$609.1
(Acquisitions)/divestitures, net	—	(42.0)	—	(6.8)	—	(48.8)
Foreign currency translation	9.8	3.4	0.4	—	0.1	13.7
2016 Organic revenue	$218.6	$218.4	$72.8	$65.1	$(0.9)	$574.0
Organic growth (decline)	(14.5)%	14.2%	(6.1)%	(1.1)%		(2.5)%
Reconciliations of organic orders for the three months ended March 31, 2016 are provided below:

Three Months Ended March 31, 2016	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT
2016 Orders	$188.8	$265.4	$78.1	$92.4	$(1.2)	$623.5
(Acquisitions)/divestitures, net	—	(41.6)	—	(11.3)	—	(52.9)
Foreign currency translation	11.4	3.7	0.5	—	0.1	15.7
2016 Organic orders	$200.2	$227.5	$78.6	$81.1	$(1.1)	$586.3
Organic growth (decline)	(23.6)%	14.8%	(5.3)%	23.4%		(3.5)%

■
"adjusted segment operating income" is defined as operating income, adjusted to exclude special items that include, but are not limited to, restructuring and realignment costs, certain asset impairment charges, repositioning costs, certain acquisition-related expenses, and other unusual or infrequent operating items. Special items represent significant charges or credits that impact current results, which management views as unrelated to the Company's ongoing operations and performance.

Reconciliations of segment operating income to adjusted segment operating income for the three months ended March 31, 2016 and 2015 are provided below.

Three Months Ended March 31, 2016	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$9.0	$50.7	$2.0	$10.4	$72.1
Restructuring costs	3.2	1.4	—	0.9	5.5
Other unusual or infrequent items(a)	—	1.0	—	2.4	3.4
Adjusted segment operating income	$12.2	$53.1	$2.0	$13.7	$81.0

Three Months Ended March 31, 2015	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$20.4	$41.0	$4.8	$14.3	$80.5
Restructuring costs	8.9	—	(0.2)	0.5	9.2
Adjusted segment operating income	$29.3	$41.0	$4.6	$14.8	$89.7

(a)	The adjustments for unusual or infrequent items during 2016 primarily reflect acquisition-related costs.

■
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

For the Three Months Ended March 31	2016	2015
Income from continuing operations attributable to ITT Corporation	$37.7	$38.7
Net asbestos-related costs, net of tax	8.1	9.7
Restructuring costs, net of tax	4.1	8.7
Tax-related special items(a)	1.3	2.7
Other special items, net of tax(b)	2.1	0.1
Adjusted income from continuing operations	$53.3	$59.9
Income from continuing operations attributable to ITT Corporation per diluted share	$0.42	$0.42
Adjusted income from continuing operations per diluted share	$0.59	$0.65
The special items, presented net of tax, above include an aggregate net tax benefit of $7.3 and $6.3, respectively, in the 2016 and 2015 periods as presented.

(a)	Tax-related special items for both the three months ended March 31, 2016 and 2015 primarily relate to deemed distributions of foreign earnings.

(b)	Other special items primarily relates to one-time realignment and integration costs associated with our 2015 acquisitions of Hartzell and Wolverine.

■
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

For the Three Months Ended March 31	2016	2015
Net cash provided by operating activities	$5.7	$8.2
Capital expenditures(c)	(21.0)	(30.0)
Restructuring cash payments	6.5	6.6
Net asbestos cash flows	4.3	3.9
Repositioning and other cash payments	—	2.2
Adjusted free cash flow	$(4.5)	$(9.1)

(c)	Capital expenditures for the three months ended March 31, 2015 reflect a reduction of $0.2 associated with repositioning activities related to the 2011 spin-off.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of ITT's financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the Consolidated Condensed Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Annual Report describes the critical accounting estimates that are used in the preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes concerning ITT's critical accounting estimates as described in our 2015 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2015 Annual Report.

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
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to the uncertainties and variables inherent in the long-term projection of the Company's asbestos exposures and potential recoveries. As of March 31, 2016, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,045.1, including expected legal fees, and an associated asset of $405.8 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $639.3.
Other Matters
The Company is responding to a civil subpoena from the Department of Defense, Office of the Inspector General, which was issued as part of an investigation being led by the Civil Division of the U.S. Department of Justice. The subpoena and related investigation involve certain products manufactured by the Company’s Interconnect Solutions segment that are purchased or used by the U.S. government. The Company is cooperating with the government and is unable to estimate the timing or outcome of this matter.

ITEM 1A.	RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, "Risk Factors," of our 2015 Annual Report, which are incorporated by reference herein. There has been no material changes with regard to the risk factors disclosed in such report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
1/1/2016 - 1/31/2016	—	—	—	$240.7
2/1/2016 - 2/29/2016	—	—	—	$240.7
3/1/2016 - 3/31/2016	0.2	$37.20	—	$240.7

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, our Board of Directors approved a three-year $1 billion share repurchase program (2006 Share Repurchase Program). On December 16, 2008, our Board of Directors modified the provisions of the 2006 Share Repurchase Program to replace the original three-year term with an indefinite term. As of March 31, 2016, we had repurchased 18.4 shares for $759.3, including commissions, under the 2006 Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Formation of New ITT Holding Company Structure
On May 5, 2016, we announced our intention to implement a corporate reorganization into a holding company structure. As a result of the reorganization, which will not require shareholder approval, ITT Inc. (“New ITT”), an Indiana corporation that is currently a wholly owned subsidiary of ITT, will become the publicly traded holding company of ITT and its subsidiaries. Following the reorganization, the consolidated assets and liabilities of New ITT and its business, management and directors will be identical to those of ITT immediately prior to the reorganization. In addition, the rights and limitations of holders of New ITT common stock following the reorganization will be identical to those of ITT immediately prior to the reorganization. The reorganization will not result in ITT shareholders recognizing gain or loss for purposes of U.S. federal income taxes. Beginning on the date we effect the reorganization, shares of New ITT common stock will trade on the New York Stock Exchange under the symbol “ITT” in place of shares of ITT’s common stock. We currently intend to complete the reorganization in mid-May. For more information regarding the intended reorganization, please see the Company's Form 8-K filed on May 5, 2016, which is incorporated herein by reference.
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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Bornemann in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control (OFAC). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of Euros 1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through March 31, 2016, however, Bornemann did pay fees in 2015 of approximately Euros 11 thousand to the German financial institution which is maintaining the Bond.

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
Steven C. Giuliano
Vice President and Chief Accounting Officer
(Principal accounting officer)
May 5, 2016

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.1)*	ITT Corporation Form of 2016 Performance Unit Award Agreement (Executive Officer)	Filed herewith.

(10.2)*	ITT Corporation Form of 2016 Non-Qualified Stock Option Award Agreement (Executive Officer)	Filed herewith.

(10.3)*	ITT Corporation Form of 2016 Restricted Stock Unit Agreement (Stock Settled)	Filed herewith.

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(101)
The following materials from ITT Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Income Statements, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders' Equity, and (vi) Notes to Consolidated Condensed Financial Statements
Submitted electronically with this report.

* Management compensatory plan