Form 10-Q
period 2016-06-30
ITT Inc.
filed 2016-08-04
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-05672
ITT INC.

State of Indiana	81-1197930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of August 3, 2016, there were outstanding 89.6 million shares of common stock ($1 par value per share) of the registrant.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED INCOME STATEMENTS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months		Six Months
For the Periods Ended June 30	2016	2015	2016	2015
Revenue	$626.2	$628.2	$1,235.3	$1,216.9
Costs of revenue	420.6	414.3	834.4	804.0
Gross profit	205.6	213.9	400.9	412.9
General and administrative expenses	74.0	66.5	143.0	126.6
Sales and marketing expenses	46.0	48.8	89.3	96.1
Research and development expenses	21.1	18.9	40.3	37.2
Asbestos-related costs (benefit), net	15.0	(84.8)	27.8	(69.4)
Operating income	49.5	164.5	100.5	222.4
Interest and non-operating (income) expenses, net	(0.5)	0.3	1.2	1.5
Income from continuing operations before income tax expense	50.0	164.2	99.3	220.9
Income tax expense	17.5	23.5	29.2	41.6
Income from continuing operations	32.5	140.7	70.1	179.3
Income from discontinued operations, including tax (expense) benefit of $(0.1), $0.5, $0.2 and $4.0, respectively	0.5	1.7	0.2	5.1
Net income	33.0	142.4	70.3	184.4
Less: Income attributable to noncontrolling interests	0.2	0.1	0.1	—
Net income attributable to ITT Inc.	$32.8	$142.3	$70.2	$184.4
Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$32.3	$140.6	$70.0	$179.3
Income from discontinued operations, net of tax	0.5	1.7	0.2	5.1
Net income	$32.8	$142.3	$70.2	$184.4
Earnings (loss) per share attributable to ITT Inc.:
Basic:
Continuing operations	$0.36	$1.57	$0.78	$1.99
Discontinued operations	—	0.02	—	0.06
Net income	$0.36	$1.59	$0.78	$2.05
Diluted:
Continuing operations	$0.36	$1.56	$0.78	$1.97
Discontinued operations	—	0.02	—	0.06
Net income	$0.36	$1.58	$0.78	$2.03
Weighted average common shares – basic	89.8	89.3	89.7	90.0
Weighted average common shares – diluted	90.4	90.2	90.4	91.0
Cash dividends declared per common share	$0.124	$0.1183	$0.248	$0.2366
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months		Six Months
For the Periods Ended June 30	2016	2015	2016	2015
Net income	$33.0	$142.4	$70.3	$184.4
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(14.4)	13.1	12.8	(47.8)
Net change in postretirement benefit plans, net of tax impacts of $0.5, $0.1, $1.1 and $0.4, respectively	1.2	0.6	2.3	1.1
Other comprehensive (loss) income	(13.2)	13.7	15.1	(46.7)
Comprehensive income	19.8	156.1	85.4	137.7
Less: Comprehensive income attributable to noncontrolling interests	0.2	0.1	0.1	—
Comprehensive income attributable to ITT Inc.	$19.6	$156.0	$85.3	$137.7
Disclosure of reclassification and other adjustments to postretirement benefit plans
Reclassification adjustments (see Note 14):
Amortization of prior service benefit, net of tax expense of $(0.5), $(0.9), $(1.0) and $(1.8), respectively	$(0.9)	$(1.6)	$(1.8)	$(3.2)
Amortization of net actuarial loss, net of tax benefits of $1.0, $1.0, $2.1 and $2.2, respectively	2.1	2.2	4.1	4.3
Net change in postretirement benefit plans, net of tax	$1.2	$0.6	$2.3	$1.1
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$433.3	$415.7
Receivables, net	625.1	584.9
Inventories, net	299.3	292.7
Other current assets	170.1	204.4
Total current assets	1,527.8	1,497.7
Plant, property and equipment, net	437.9	443.5
Goodwill	788.3	778.3
Other intangible assets, net	171.8	187.2
Asbestos-related assets	316.4	337.5
Deferred income taxes	326.2	326.1
Other non-current assets	181.9	153.3
Total non-current assets	2,222.5	2,225.9
Total assets	$3,750.3	$3,723.6
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term loans and current maturities of long-term debt	$219.0	$245.7
Accounts payable	310.0	314.7
Accrued liabilities	387.3	392.7
Total current liabilities	916.3	953.1
Asbestos-related liabilities	950.6	954.8
Postretirement benefits	257.3	260.4
Other non-current liabilities	209.3	189.9
Total non-current liabilities	1,417.2	1,405.1
Total liabilities	2,333.5	2,358.2
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share (89.6 and 104.5 shares issued, respectively)
Outstanding – 89.6 shares and 89.5 shares, respectively	89.6	89.5
Retained earnings	1,734.6	1,696.7
Total accumulated other comprehensive loss	(409.0)	(424.1)
Total ITT Inc. shareholders' equity	1,415.2	1,362.1
Noncontrolling interests	1.6	3.3
Total shareholders’ equity	1,416.8	1,365.4
Total liabilities and shareholders’ equity	$3,750.3	$3,723.6
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Six Months Ended June 30	2016	2015
Operating Activities
Net income	$70.3	$184.4
Less: Income from discontinued operations	0.2	5.1
Less: Income attributable to noncontrolling interests	0.1	—
Income from continuing operations attributable to ITT Inc.	70.0	179.3
Adjustments to income from continuing operations:
Depreciation and amortization	51.1	41.9
Stock-based compensation	5.9	6.9
Asbestos-related costs (benefit), net	27.8	(69.4)
Asbestos-related payments, net	(11.5)	(6.5)
Changes in assets and liabilities:
Change in receivables	(45.6)	(71.8)
Change in inventories	(3.7)	2.0
Change in accounts payable	(4.3)	4.5
Change in accrued expenses	(28.1)	(19.6)
Change in accrued and deferred income taxes	9.7	30.4
Other, net	0.3	(8.2)
Net Cash – Operating activities	71.6	89.5
Investing Activities
Capital expenditures	(46.1)	(46.0)
Acquisitions, net of cash acquired	(0.2)	(53.5)
Purchases of investments	(60.6)	(73.0)
Maturities of investments	108.7	20.6
Proceeds from sale of businesses and other assets	1.2	8.9
Proceeds from insurance recovery	—	2.5
Other, net	0.2	0.3
Net Cash – Investing activities	3.2	(140.2)
Financing Activities
Commercial paper, net borrowings	23.5	68.7
Short-term revolving loans, borrowings	27.7	—
Short-term revolving loans, repayments	(78.3)	—
Long-term debt, repayments	(0.6)	(1.9)
Repurchase of common stock	(27.5)	(83.7)
Proceeds from issuance of common stock	8.8	5.3
Dividends paid	(22.5)	(11.0)
Excess tax benefit from equity compensation activity	3.4	3.0
Other, net	(2.3)	—
Net Cash – Financing activities	(67.8)	(19.6)
Exchange rate effects on cash and cash equivalents	4.0	(14.0)
Net Cash – Operating activities of discontinued operations	6.6	(2.3)
Net change in cash and cash equivalents	17.6	(86.6)
Cash and cash equivalents – beginning of year	415.7	584.0
Cash and cash equivalents – end of period	$433.3	$497.4
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$2.4	$0.5
Income taxes, net of refunds received	$15.2	$6.7
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN MILLIONS)

	Three Months		Six Months
For the Periods Ended June 30	2016	2015	2016	2015
Common Stock
Common stock, beginning balance	$90.0	$89.2	$89.5	$91.0
Activity from stock incentive plans	0.2	0.2	0.9	0.5
Share repurchases	(0.6)	—	(0.8)	(2.1)
Common stock, ending balance	89.6	89.4	89.6	89.4
Retained Earnings
Retained earnings, beginning balance	1,727.2	1,401.7	1,696.7	1,445.1
Net income attributable to ITT Inc.	32.8	142.3	70.2	184.4
Dividends declared	(11.3)	(11.0)	(22.4)	(21.5)
Activity from stock incentive plans	5.9	8.0	17.2	14.5
Share repurchases	(20.0)	(0.1)	(26.7)	(81.6)
Purchase of noncontrolling interest	—	—	(0.4)	—
Retained earnings, ending balance	1,734.6	1,540.9	1,734.6	1,540.9
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance	(152.6)	(143.7)	(153.7)	(144.2)
Net change in postretirement benefit plans	1.2	0.6	2.3	1.1
Postretirement benefit plans, ending balance	(151.4)	(143.1)	(151.4)	(143.1)
Cumulative translation adjustment, beginning balance	(242.9)	(237.6)	(270.1)	(176.7)
Net cumulative translation adjustment	(14.4)	13.1	12.8	(47.8)
Cumulative translation adjustment, ending balance	(257.3)	(224.5)	(257.3)	(224.5)
Unrealized loss on investment securities, beginning balance	(0.3)	(0.3)	(0.3)	(0.3)
Unrealized loss on investment securities, ending balance	(0.3)	(0.3)	(0.3)	(0.3)
Total accumulated other comprehensive loss	(409.0)	(367.9)	(409.0)	(367.9)
Noncontrolling interests
Noncontrolling interests, beginning balance	1.5	5.3	3.3	5.4
Income attributable to noncontrolling interests	0.2	0.1	0.1	—
Dividend to noncontrolling interest shareholders	—	—	(1.9)	—
Other	(0.1)	—	0.1	—
Noncontrolling interests, ending balance	1.6	5.4	1.6	5.4
Total Shareholders' Equity
Total shareholders' equity, beginning balance	1,422.9	1,114.6	1,365.4	1,220.3
Net change in common stock	(0.4)	0.2	0.1	(1.6)
Net change in retained earnings	7.4	139.2	37.9	95.8
Net change in accumulated other comprehensive loss	(13.2)	13.7	15.1	(46.7)
Net change in noncontrolling interests	0.1	0.1	(1.7)	—
Total shareholders' equity, ending balance	$1,416.8	$1,267.8	$1,416.8	$1,267.8
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of changes in shareholders' equity.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(DOLLARS AND SHARES (EXCEPT PER SHARE AMOUNTS) IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
ITT Inc. is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation, and industrial markets. Unless the context otherwise indicates, references herein to "ITT," "the Company," and such words as "we," "us," and "our" include ITT Inc. and its subsidiaries. ITT operates through four segments: Industrial Process, consisting of industrial pumping and complementary equipment; Motion Technologies, consisting of friction and shock and vibration equipment; Interconnect Solutions, consisting of electronic connectors; and Control Technologies, consisting of fluid handling, motion control, and noise and energy absorption products. Financial information for our segments is presented in Note 3, "Segment Information."
On May 16, 2016, we consummated a corporate reorganization into a holding company structure. As a result of the reorganization ITT Inc., an Indiana corporation that was previously a wholly owned subsidiary of ITT Corporation, became the publicly traded holding company of ITT Corporation and its subsidiaries and the successor issuer to ITT Corporation under Rule 12g-3(a) under the Securities Exchange Act of 1934 (Exchange Act). As the successor issuer, ITT Inc. common stock was deemed to be registered under Section 12(b) of the Exchange Act and ITT Inc. succeeded to ITT Corporation’s obligation to file reports, proxy statements and other information required by the Exchange Act with the SEC. For additional information regarding the holding company reorganization, please refer to our Current Report on Form 8-K that we filed with the SEC on May 16, 2016.
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
Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in ITT's Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report) in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2015 Annual Report.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, asbestos-related liabilities and recoveries from insurers, revenue recognition, unrecognized tax benefits, deferred tax valuation allowances, projected benefit obligations for postretirement plans, accounting for business combinations, goodwill and other intangible asset impairment testing, environmental liabilities, allowance for doubtful accounts and inventory valuation. Actual results could differ from these estimates.
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
Accounting Pronouncements Not Yet Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09 to simplify several aspects of the accounting for employee share-based payment transactions standard, including the classification of excess tax benefits and deficiencies and the accounting for employee forfeitures. The guidance is effective for the Company beginning in the first quarter of 2017. The updates to the accounting standard include the following:

•
Excess tax benefits and deficiencies will no longer be recognized as a change in additional paid-in-capital in the equity section of the balance sheet, instead they are to be recognized in the income statement as a tax expense or benefit. In the statement of cash flows, excess tax benefits and deficiencies will no longer be classified as a financing activity, instead they will be classified as an operating activity.

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

	Revenue		Operating Income (Loss)		Operating Margin
For the Three Months Ended June 30	2016	2015	2016	2015	2016	2015
Industrial Process	$214.2	$287.5	$6.3	$41.5	2.9%	14.4%
Motion Technologies	259.6	184.4	48.9	37.0	18.8%	20.1%
Interconnect Solutions	78.8	82.7	4.8	(0.8)	6.1%	(1.0)%
Control Technologies	74.8	74.5	12.0	12.2	16.0%	16.4%
Total segment results	627.4	629.1	72.0	89.9	11.5%	14.3%
Asbestos-related (costs) benefit, net	—	—	(15.0)	84.8	—	—
Eliminations / Other corporate costs	(1.2)	(0.9)	(7.5)	(10.2)	—	—
Total Eliminations / Corporate and Other costs	(1.2)	(0.9)	(22.5)	74.6	—	—
Total	$626.2	$628.2	$49.5	$164.5	7.9%	26.2%

	Revenue		Operating Income (Loss)		Operating Margin
For the Six Months Ended June 30	2016	2015	2016	2015	2016	2015
Industrial Process	$423.0	$543.1	$15.3	$61.9	3.6%	11.4%
Motion Technologies	516.6	375.6	99.6	78.0	19.3%	20.8%
Interconnect Solutions	151.2	160.2	6.8	4.0	4.5%	2.5%
Control Technologies	146.7	140.3	22.4	26.5	15.3%	18.9%
Total segment results	1,237.5	1,219.2	144.1	170.4	11.7%	14.0%
Asbestos-related (costs) benefit, net	—	—	(27.8)	69.4	—	—
Eliminations / Other corporate costs	(2.2)	(2.3)	(15.8)	(17.4)	—	—
Total Eliminations / Corporate and Other costs	(2.2)	(2.3)	(43.6)	52.0	—	—
Total	$1,235.3	$1,216.9	$100.5	$222.4	8.1%	18.3%

	Total Assets		Capital Expenditures		Depreciation & Amortization
For the Six Months Ended June 30	2016	2015(a)	2016	2015	2016	2015
Industrial Process	$1,071.9	$1,097.5	$11.2	$9.1	$14.3	$14.2
Motion Technologies	837.3	779.8	29.3	19.9	21.2	13.8
Interconnect Solutions	315.3	303.2	2.5	12.0	6.0	4.7
Control Technologies	380.2	370.6	2.9	3.1	6.4	5.9
Corporate and Other	1,145.6	1,172.5	0.2	1.9	3.2	3.3
Total	$3,750.3	$3,723.6	$46.1	$46.0	$51.1	$41.9

(a)	Amounts reflect balances as of December 31, 2015.
NOTE 4
RESTRUCTURING ACTIONS
The table below summarizes the restructuring costs presented within general and administrative expenses in our Consolidated Condensed Income Statements for the three and six months ended June 30, 2016 and 2015.

	Three Months		Six Months
For the Periods Ended June 30	2016	2015	2016	2015
Severance costs	$13.8	$6.2	$18.9	$15.1
Asset write-offs	—	—	0.2	—
Other restructuring costs	0.5	0.5	0.7	0.9
Total restructuring costs	$14.3	$6.7	$19.8	$16.0
By segment:
Industrial Process	$13.8	$1.1	$17.0	$10.0
Motion Technologies	—	—	1.4	—
Interconnect Solutions	—	5.5	—	5.3
Control Technologies	—	—	0.9	0.5
Corporate and Other	0.5	0.1	0.5	0.2
The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Condensed Balance Sheet within accrued liabilities, for the six months ended June 30, 2016 and 2015.

For the Periods Ended June 30	2016	2015
Restructuring accruals - beginning balance	$20.0	$21.9
Restructuring costs	19.8	16.0
Cash payments	(15.5)	(13.1)
Asset write-offs	(0.2)	—
Foreign exchange translation and other	0.1	(0.3)
Restructuring accrual - ending balance	$24.2	$24.5
By accrual type:
Severance accrual	$23.9	$23.3
Facility carrying and other costs accrual	0.3	1.2
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

Industrial Process Restructuring Actions
Beginning in early 2015, we have been executing a series of restructuring actions focused on achieving efficiencies and reducing the overall cost structure of the Industrial Process segment. During the first six months of 2016, we continued to progress these objectives and we recognized $17.0 of restructuring costs primarily related to severance for approximately 350 employees. During 2015, we recognized restructuring costs of $12.2 for these actions, with $10.0 recognized during the first half of 2015. Total restructuring costs under these actions through June 30, 2016 are $29.2 mainly related to severance for approximately 550 employees. These actions are expected to be substantially complete during the next six months. However, we will be continuing to monitor and evaluate the need for any additional restructuring actions.
The following table provides a rollforward of the restructuring accruals associated with the Industrial Process restructuring actions.

For the Six Months Ended June 30	2016	2015
Restructuring accruals - beginning balance	$4.9	$—
Restructuring costs	17.0	10.0
Cash payments	(8.0)	(2.0)
Asset write-offs	(0.2)	—
Foreign exchange translation	0.3	—
Restructuring accruals - ending balance	$14.0	$8.0
Interconnect Solutions Restructuring Actions
Beginning in 2013, we initiated a series of restructuring actions to improve the overall cost structure of our ICS segment. These actions included headcount reductions of approximately 500 employees and the transition of certain production lines from one location to another existing lower cost manufacturing site. Payments related to these actions have been substantially completed.
In May 2015, we initiated a separate restructuring action designed to further reduce the cost structure of the ICS segment primarily through additional headcount reductions of approximately 100 employees, for which the Company recognized costs of $6.5 during 2015. Payments related to the remaining accrual for this action are expected to be substantially completed in 2016.
The following table provides a rollforward of the restructuring accrual associated with the Interconnect Solutions restructuring actions.

For the Six Months Ended June 30	2016	2015
Restructuring accruals - beginning balance	$9.4	$17.1
Restructuring costs	—	5.3
Cash payments	(5.9)	(7.3)
Foreign exchange translation	—	(0.2)
Restructuring accruals - ending balance	$3.5	$14.9

NOTE 5
INCOME TAXES
For the three months ended June 30, 2016 and 2015, the Company recognized income tax expense of $17.5 and $23.5 with an effective tax rate of 35.0% and 14.3%, respectively. For the six months ended June 30, 2016 and 2015, the Company recognized income tax expense of $29.2 and $41.6 with an effective tax rate of 29.4% and 18.8%, respectively. The higher effective tax rate in 2016 compared to 2015 was due to tax benefits recorded in the second quarter of 2015 for the reduction in a deferred tax liability on foreign earnings which are not considered indefinitely reinvested, releases of valuation allowances and uncertain tax positions. The Company continues to benefit from earnings eligible for a tax holiday in South Korea, as well as a larger mix of earnings in non-U.S. jurisdictions with favorable tax rates.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, Germany, Hong Kong, Italy, Mexico, South Korea, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $18 due to changes in audit status, expiration of statutes of limitations and other events. In addition, the settlement of any future examinations relating to the 2011 and prior tax years could result in changes in amounts attributable to the Company under its existing Tax Matters Agreement with Exelis and Xylem.
NOTE 6
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT for the three and six months ended June 30, 2016 and 2015.

	Three Months		Six Months
For the Periods Ended June 30	2016	2015	2016	2015
Basic weighted average common shares outstanding	89.8	89.3	89.7	90.0
Add: Dilutive impact of outstanding equity awards	0.6	0.9	0.7	1.0
Diluted weighted average common shares outstanding	90.4	90.2	90.4	91.0
The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2016 and 2015 because they were anti-dilutive.

	Three Months		Six Months
For the Periods Ended June 30	2016	2015	2016	2015
Anti-dilutive stock options	0.8	0.4	0.7	0.4
Weighted average exercise price per share	$38.02	$42.42	$38.74	$42.61
Year(s) of expiration	2024 - 2026	2024 - 2025	2024 - 2026	2024 - 2025
In addition, 0.2 of outstanding return on invested capital (ROIC) awards were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2016 and 2015 respectively, as the necessary performance conditions had not yet been satisfied.

NOTE 7
RECEIVABLES, NET

	June 30, 2016	December 31, 2015
Trade accounts receivable	$601.4	$554.0
Notes receivable	2.5	3.9
Other	37.3	43.1
Receivables, gross	641.2	601.0
Less: Allowance for doubtful accounts	(16.1)	(16.1)
Receivables, net	$625.1	$584.9
NOTE 8
INVENTORIES, NET

	June 30, 2016	December 31, 2015
Finished goods	$49.5	$60.9
Work in process	61.0	56.0
Raw materials	170.4	162.9
Inventoried costs related to long-term contracts	44.1	43.0
Total inventory before progress payments	325.0	322.8
Less: Progress payments	(25.7)	(30.1)
Inventories, net	$299.3	$292.7
NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS

	June 30, 2016	December 31, 2015
Asbestos-related assets	$74.5	$74.5
Short-term investments	20.1	64.9
Prepaid income taxes	26.6	14.3
Other	48.9	50.7
Other current assets	$170.1	$204.4
Other employee benefit-related assets	$95.1	$92.9
Environmental-related assets(a)	34.2	10.8
Capitalized software costs	32.5	28.2
Other	20.1	21.4
Other non-current assets	$181.9	$153.3

(a)
Environmental-related assets increased $23.4 primarily related to a settlement agreement and establishment of a Qualified Settlement Fund (QSF), which can be drawn upon to pay certain future environmental expenses associated with environmental remediation sites covered under the settlement agreement. See Note 17, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information on environmental-related matters.

NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET

	June 30, 2016	December 31, 2015
Land and improvements	$28.4	$25.4
Machinery and equipment	923.8	909.3
Buildings and improvements	244.2	242.0
Furniture, fixtures and office equipment	69.2	66.3
Construction work in progress	32.0	42.3
Other	5.1	6.7
Plant, property and equipment, gross	1,302.7	1,292.0
Less: Accumulated depreciation	(864.8)	(848.5)
Plant, property and equipment, net	$437.9	$443.5
Depreciation expense of $19.3 and $37.4 and $16.5 and $34.0 was recognized in the three and six months ended June 30, 2016 and 2015, respectively.
NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the six months ended June 30, 2016 by segment.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total
Goodwill - December 31, 2015	$312.6	$201.0	$69.0	$195.7	$778.3
Adjustments to purchase price allocations	—	5.3	—	—	5.3
Foreign currency	3.3	0.9	0.1	0.4	4.7
Goodwill - June 30, 2016	$315.9	$207.2	$69.1	$196.1	$788.3
Other Intangible Assets, Net
Information regarding our other intangible assets is as follows:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$158.1	$(52.9)	$105.2	$157.4	$(45.3)	$112.1
Proprietary technology	53.3	(15.0)	38.3	54.9	(12.7)	42.2
Patents and other	8.7	(7.5)	1.2	8.6	(6.6)	2.0
Finite-lived intangible total	220.1	(75.4)	144.7	220.9	(64.6)	156.3
Indefinite-lived intangibles	27.1	—	27.1	30.9	—	30.9
Other intangible assets	$247.2	$(75.4)	$171.8	$251.8	$(64.6)	$187.2
Amortization expense related to finite-lived intangible assets was $4.7 and $10.1 and $3.5 and $5.7 for the three and six months ended June 30, 2016 and 2015, respectively.
During the second quarter of 2016, we recognized an impairment loss of $4.1, within general and administrative expenses, related to indefinite-lived trade names within our Industrial Process segment. The impairment loss was the result of the challenging economic conditions within the upstream oil and gas market.

NOTE 12
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	June 30, 2016	December 31, 2015
Compensation and other employee-related benefits	$117.2	$138.6
Asbestos-related liabilities	87.4	88.0
Customer-related liabilities	38.3	38.0
Accrued income taxes and other tax-related liabilities	48.6	30.9
Environmental liabilities and other legal matters	25.1	24.0
Accrued warranty costs	19.7	21.7
Other accrued liabilities	51.0	51.5
Accrued liabilities	$387.3	$392.7
Deferred income taxes and other tax-related accruals	$40.9	$44.5
Environmental liabilities	66.3	72.0
Compensation and other employee-related benefits	37.0	35.6
Other(a)	65.1	37.8
Other non-current liabilities	$209.3	$189.9

(a)
Increase primarily driven by deferred income associated with an insurance settlement agreement and establishment of a QSF related to our environmental liability. The deferred income will be reduced as costs for remediation sites covered under the settlement agreement are incurred. See Note 17, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.

NOTE 13
DEBT

	June 30, 2016	December 31, 2015
Commercial paper	$117.9	$94.5
Short-term loans	100.0	150.0
Current maturities of long-term debt and capital leases	1.1	1.2
Short-term loans and current maturities of long-term debt	219.0	245.7
Long-term debt and capital leases	2.4	2.8
Total debt and capital leases	$221.4	$248.5
Commercial Paper
Commercial paper outstanding was $117.9 and $94.5, had an associated weighted average interest rate of 0.93% and 1.04% and maturity terms less than one month from the date of issuance as of June 30, 2016 and December 31, 2015, respectively.
Short-term Loans
As of June 30, 2016 and December 31, 2015, we had $100.0 and $150.0 in outstanding borrowings under our $500 revolving credit facility, respectively, with an associated weighted average interest rate of 1.57% and 1.55%, respectively. Please refer to the Liquidity section within "Item 2. Management's Discussion and Analysis," for additional information on the revolving credit facility as well as our overall funding and liquidity strategy.

NOTE 14
POSTRETIREMENT BENEFIT PLANS
The following tables provide the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three and six months ended June 30, 2016 and 2015.

	2016			2015
For the Three Months Ended June 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$1.3	$0.2	$1.5	$1.3	$0.2	$1.5
Interest cost	3.5	1.2	4.7	3.6	1.2	4.8
Expected return on plan assets	(5.1)	(0.1)	(5.2)	(5.1)	(0.2)	(5.3)
Amortization of prior service cost (benefit)	0.3	(1.7)	(1.4)	0.2	(2.7)	(2.5)
Amortization of net actuarial loss	1.8	1.2	3.0	2.1	1.1	3.2
Total net periodic benefit cost (benefit)	$1.8	$0.8	$2.6	$2.1	$(0.4)	$1.7

	2016			2015
For the Six Months Ended June 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$2.5	$0.4	$2.9	$2.6	$0.4	$3.0
Interest cost	6.9	2.4	9.3	7.1	2.4	9.5
Expected return on plan assets	(10.1)	(0.3)	(10.4)	(10.2)	(0.4)	(10.6)
Amortization of prior service cost (benefit)	0.5	(3.3)	(2.8)	0.5	(5.5)	(5.0)
Amortization of net actuarial loss	3.7	2.4	6.1	4.3	2.2	6.5
Total net periodic benefit cost (benefit)	$3.5	$1.6	$5.1	$4.3	$(0.9)	$3.4
We made contributions to our global postretirement plans of $7.4 and $5.2 during the six months ended June 30, 2016 and 2015, respectively. We expect to make contributions of approximately $5 to $10 during the remainder of 2016, principally related to our other postretirement employee benefit plans.
Amortization from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss was $1.2 and $2.3 and $0.6 and $1.1, net of tax, for the three and six months ended June 30, 2016 and June 30, 2015, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.
NOTE 15
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses. The following table provides the components of LTIP costs for the three and six months ended June 30, 2016 and 2015.

	Three Months		Six Months
For the Periods Ended June 30	2016	2015	2016	2015
Equity based awards	$3.0	$3.8	$5.9	$6.9
Liability-based awards	0.3	0.7	0.8	0.9
Total share-based compensation expense	$3.3	$4.5	$6.7	$7.8
As of June 30, 2016, there was estimated unrecognized compensation cost of $29.0 related to unvested equity-based awards that is expected to be recognized ratably over a weighted-average period of 2.0 years, and $3.0 related to unvested liability-based awards that are expected to be recognized ratably over a weighted-average period of 2.2 years.

Year-to-Date 2016 LTIP Activity
The majority of our LTIP activity occurs during the first quarter of each year. During the six months ended June 30, 2016, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Non-qualified stock options (NQOs)	0.4	$9.16
Restricted stock units (RSUs)	0.3	$33.28
Performance stock units (PSUs)	0.2	$33.27
The NQOs vest either on the completion of a three-year service period or annually in three equal installments, as determined by employee level, and have a ten-year expiration period. RSUs and PSUs vest on the completion of a three-year service period.
During the six months ended June 30, 2016 and 2015, 0.4 and 0.3 NQOs were exercised resulting in proceeds of $8.8 and $5.3, respectively. RSUs of 0.3 and 0.2 vested and were issued during the six months ended June 30, 2016 and 2015, respectively. In addition, PSUs of 0.2 were issued during the six months ended June 30, 2016 that vested on December 31, 2015.
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

Dividend yield	1.5%
Expected volatility	32.2%
Expected life	6.0 years
Risk-free rates	1.5%
Weighted average grant date fair value per share	$9.16
NOTE 16
CAPITAL STOCK
On October 27, 2006, a three-year $1 billion share repurchase program was approved by the Board of Directors (2006 Share Repurchase Program). On December 16, 2008, the provisions of the 2006 Share Repurchase Program were modified by the Board of Directors to replace the original three-year term with an indefinite term. During the six months ended June 30, 2016 and 2015, we repurchased 0.6 and 2.0 shares of common stock for $20.0 and $80.0, respectively, under this program. To date, under the 2006 Share Repurchase Program, the Company has repurchased 19.0 shares for $779.3. On May 16, 2016, we canceled all 15.0 shares in our treasury account. Shares repurchased after May 16, 2016 were canceled following the repurchase.
Separate from the 2006 Share Repurchase Program, the Company repurchased 0.2 shares and 0.1 shares for an aggregate price of $7.5 and $3.7, during the six months ended June 30, 2016 and 2015, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs.

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
Asbestos Matters
Subsidiaries of ITT, including ITT LLC (f/k/a ITT Corporation) and Goulds Pumps LLC (f/k/a Goulds Pumps, Inc.), have been sued, along with many other legacy companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of June 30, 2016, there were 35 thousand pending claims against ITT subsidiaries, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

For the Six Months Ended June 30 (in thousands)	2016
Pending claims – Beginning	37
New claims	2
Dismissals	(4)
Pending claims – Ending	35
Frequently, plaintiffs are unable to identify any ITT LLC or Goulds Pumps LLC products as a source of asbestos exposure. Our experience to date is that a majority of resolved claims are dismissed without any payment from ITT subsidiaries. Management believes that a large majority of the pending claims have little or no value. In addition, because claims are sometimes dismissed in large groups, the average cost per resolved claim can fluctuate significantly from period to period. ITT expects more asbestos-related suits will be filed in the future, and ITT will continue to aggressively defend or seek a reasonable resolution, as appropriate.
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

Income Statement Charges
As part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent qualitative and quantitative data available for the key inputs and assumptions, comparing the data to expectations on which the most recent annual liability and asset estimates were calculated. Based on this evaluation, the Company determined that no change in the estimate was warranted for the quarter ended June 30, 2016 other than the incremental accrual to maintain a rolling 10-year forecast period. A net asbestos charge of $15.2 and $30.6 was recognized in the three and six months ended June 30, 2016 and $15.9 and $31.3 in the three and six months June 30, 2015, respectively, to maintain the 10-year forecast period.
During the first quarter of 2016, we entered into a settlement agreement with an insurer to settle responsibility for multiple insurance claims, resulting in a benefit of $2.6. During the second quarter of 2016, ITT entered into a settlement agreement (Settlement) with an insurer to settle responsibility for multiple insurance claims. Under the terms of the Settlement, the insurer agreed to a specified series of payments over the course of the next five years to a Qualified Settlement Fund, resulting in a loss of $4.7.
During the second quarter of 2015, the Company changed its asbestos defense strategy and retained a single firm to defend the Company in all asbestos litigation. This long-term strategy streamlined the Company’s management of cases and significantly reduced defense costs. Our agreement with the defense firm was initially limited to a certain set of claims and the remaining claims were expected to transition within the next four years; however, in connection with the Settlement, ITT was able to transition the remaining claims during the second quarter of 2016. Based on the terms of the agreement, the Company adjusted its asbestos liability and related assets and recognized a net benefit of $4.9 and $100.7 during the three months ended June 30, 2016 and June 30, 2015 for the revised estimate of the cost to defend pending claims and claims expected to be filed over the next 10 years.
Changes in Financial Position
The following table provides a rollforward of the estimated asbestos liability and related assets for the six months ended June 30, 2016 and 2015.

	2016			2015
For the Six Months Ended June 30	Liability	Asset	Net	Liability	Asset	Net
Beginning balance	$1,042.8	$412.0	$630.8	$1,223.2	$476.4	$746.8
Asbestos provision	35.4	4.8	30.6	36.6	5.3	31.3
Defense costs adjustment	(4.9)	—	(4.9)	(124.2)	(23.5)	(100.7)
Settlement agreements	—	(2.1)	2.1	—	—	—
Net cash activity	(35.3)	(23.8)	(11.5)	(30.4)	(23.9)	(6.5)
Ending balance	$1,038.0	$390.9	$647.1	$1,105.2	$434.3	$670.9
Current portion	$87.4	$74.5		$105.7	$102.4
Noncurrent portion	$950.6	$316.4		$999.5	$331.9

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
The following table provides a rollforward of the estimated environmental liability for the six months ended June 30, 2016 and 2015.

For the Six Months Ended June 30	2016	2015
Environmental liability - beginning balance	$82.6	$89.9
Change in estimates for pre-existing accruals
Continuing operations	1.6	1.1
Discontinued operations	0.3	(2.8)
Net cash activity	(7.7)	(7.2)
Foreign currency	—	(0.3)
Environmental liability - ending balance	$76.8	$80.7
In the fourth quarter of 2015, ITT entered into a settlement agreement with one of our insurance providers whereby the provider agreed to pay the net present value of the remaining limits of the policy amounting to approximately $34.2. In the first quarter of 2016, the Company received $2.0 in cash and $32.2 was deposited into a QSF which can be drawn upon only to pay certain future environmental expenses associated with remediation sites covered under the policy, including sites owned by a former subsidiary of the Company. The Company recorded $23.0 of deferred income related to the settlement representing the excess of QSF monies over the probable liabilities associated with the covered remediation sites. In addition to the QSF asset, there is a receivable of $2.0 from other third parties for reimbursement of environmental costs, resulting in a total environmental-related asset of $34.2 as of June 30, 2016. The environmental-related asset as of December 31, 2015 was $12.8.
We are currently involved with 40 active environmental investigation and remediation sites. At June 30, 2016, we have estimated the potential high-end liability range of environmental-related matters to be $130.
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
Other Matters
The Company is responding to a civil subpoena from the Department of Defense, Office of the Inspector General, which was issued in the second quarter of 2015 as part of an investigation being led by the Civil Division of the U.S. Department of Justice. The subpoena and related investigation involve certain products manufactured by the Company’s Interconnect Solutions segment that are purchased or used by the U.S. government. The Company is cooperating with the government and is unable to estimate the timing or outcome of this matter.

NOTE 18
ACQUISITIONS
Wolverine Automotive Holdings
On October 5, 2015, we completed the acquisition of Wolverine Automotive Holdings Inc., the parent company of Wolverine Advanced Materials LLC (Wolverine). Wolverine is a manufacturer of customized technologies for automotive braking systems and specialized sealing solutions for harsh operating environments across a range of industries. The purchase price of $306.8, net of cash acquired, was funded through a combination of cash and borrowings from our revolving credit facility. Wolverine has approximately 690 employees globally as of June 30, 2016. Wolverine reported 2014 revenues of $154, including $17 of sales to ITT.
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
The goodwill of $166.9, which has been assigned to the Motion Technologies segment, is not deductible for income tax purposes. Other intangibles acquired include existing customer relationships, proprietary technology, and trade names.
Allocation of Purchase Price for Wolverine

Cash	$8.5
Receivables	31.6
Inventory	35.0
Plant, property and equipment	22.8
Goodwill	166.9
Other intangible assets	87.0
Other assets	11.8
Accounts payable and accrued liabilities	(21.2)
Postretirement liabilities	(14.6)
Other liabilities	(12.5)
Net assets acquired	$315.3
Pro forma results of operations have not been presented because the acquisition was not deemed material at the acquisition date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share amounts, unless otherwise stated)
OVERVIEW
ITT Inc. is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation and industrial markets. Building on our heritage of engineering, we partner with our customers to deliver enduring solutions to the key industries that underpin our modern way of life. We manufacture components that are integral to the operation of systems and manufacturing processes in our key markets. Our products provide enabling functionality for applications where reliability and performance are critically important to our customers and the users of their products.
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
DISCUSSION OF FINANCIAL RESULTS
Three and Six Months Ended June 30

	Three Months				Six Months
For the Periods Ended June 30	2016	2015	Change		2016	2015	Change
Revenue	$626.2	$628.2	(0.3%)		$1,235.3	$1,216.9	1.5%
Gross profit	205.6	213.9	(3.9%)		400.9	412.9	(2.9%)
Gross margin	32.8%	34.0%	(120	)bp	32.5%	33.9%	(140	)bp
Operating expenses(a)	156.1	49.4	216.0%		300.4	190.5	57.7%
Expense to revenue ratio	24.9%	7.9%	1,700	bp	24.3%	15.7%	860	bp
Operating income	49.5	164.5	(69.9%)		100.5	222.4	(54.8%)
Operating margin	7.9%	26.2%	(1,830	)bp	8.1%	18.3%	(1,020	)bp
Interest and non-operating (income) expense, net	(0.5)	0.3	(266.7%)		1.2	1.5	(20.0%)
Income tax expense	17.5	23.5	(25.5%)		29.2	41.6	(29.8%)
Effective tax rate	35.0%	14.3%	2,070	bp	29.4%	18.8%	1,060	bp
Income from continuing operations attributable to ITT Inc.	32.3	140.6	(77.0%)		70.0	179.3	(61.0%)
Income from discontinued operations, net of tax	0.5	1.7	(70.6%)		0.2	5.1	(96.1%)
Net income attributable to ITT Inc.	32.8	142.3	(77.0%)		70.2	184.4	(61.9%)

(a)	The three and six months ending June 30, 2015 include a benefit of $100.7 related to asbestos matters, see Note 17, Commitments and Contingencies, for additional information.
All comparisons included within Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three and six months ended June 30, 2015, unless stated otherwise.

Executive Summary
During the second quarter of 2016, we continued our efforts to deliver solid operating results despite the challenging global economy and headwinds from weakness in our key end-markets, particularly within oil and gas and mining. We have maintained our strong focus on managing the areas over which we have control, and were proactive in optimizing and aligning our businesses and their respective cost structures. Our results for the second quarter benefited from our on-going Lean transformation and cost actions, as well as from our balanced and diverse portfolio, as the impact of the difficult markets was mitigated by revenue growth in transportation end-markets, including automotive and aerospace and defense. In addition, the acquisitions we completed in 2015 — Wolverine Advanced Materials and Hartzell Aerospace — which are performing in-line with our expectations, have not only strengthened key transportation platforms, but have also given us new opportunities for growth.
Revenue of $626.2 for the second quarter of 2016 was flat compared to the prior year, reflecting share gains in our automotive brake pad business and incremental benefits from our 2015 Wolverine acquisition. These contributions helped to offset the project weakness from the oil and gas and mining markets, and extended delays in maintenance spending, both of which have had negative impact on our Industrial Process' segment performance. Organic revenue, which excludes the impacts from foreign exchange, acquisitions, and divestitures, declined 6.3% compared to the prior year.
Orders received during the second quarter of 2016 were $605.9 reflecting an increase of $19.7, or 3.4%, including incremental benefits of $44.6 from our 2015 acquisition of Wolverine. Organic orders declined 3.4%, as growth in our Motion Technologies segment driven by our past automotive platform wins that have entered the production cycle, was offset by lower organic order intake from Industrial Process, reflecting weak market conditions related to capital project uncertainty, deferrals in the aftermarket and replacement cycle, and difficult prior year comparisons.
Operating income of $49.5 for the second quarter of 2016 reflects a $115.0 decline from the prior year primarily due to a $100.7 asbestos-related benefit recognized during the second quarter of 2015 resulting from a change in estimated future defense costs. The decline in operating income also reflects higher year-over-year restructuring and strategic investment costs, the impairment of a trade name, as well as the impacts from lower volume and pricing headwinds, mainly at our Industrial Process segment. The impact of these items was partially offset by the benefits from past restructuring actions and productivity improvements, and our focused cost containment efforts at the corporate and segment levels. The 2016 results also included solid contributions from the Wolverine acquisition.
Income from continuing operations attributable to ITT during the second quarter of 2016 was $32.3, representing a decrease of $108.3 or 77%, primarily due to the asbestos-related benefit recognized in the second quarter of 2015 mentioned above. Adjusted income from continuing operations, a non-GAAP measure, was $60.2, representing a decrease of $2.0 or 3.2%.
As we move through 2016, we expect that the persistent volatility in the global macroeconomic environment, particularly in the oil and gas end-market, will continue and that these conditions will continue to impact our businesses and financial results. While we had solid second quarter performance, and saw some pockets of sequential improvements, we anticipate that the second half of the year will bring incremental market pressures, particularly in our high-margin, short-cycle aftermarket businesses at Industrial Process, where orders have settled in at lower than expected levels and are not expected to improve in the second half. In addition, uncertainty regarding incremental delays in projects, particularly in the oil and gas market and the weak aftermarket and short-cycle pumps conditions may persist throughout the remainder of 2016. We expect that the weakness felt within these areas will be partially offset by year-over-year growth in global automotive aftermarket volumes in our Motion Technologies segment, and that second half sequential volumes in this segment will be lower due to the typical seasonal mix. We consider that our focus on productivity, that has yielded significant benefits in the past, is key to our ability to mitigate market headwinds and continue to offer cost-competitive solutions to our customers.
Demand for our products that serve the oil and gas market, primarily pumps and connectors that represented approximately 20% of 2015 revenue, depend substantially on the level of expenditures by the oil and gas industry for development and production. These expenditures are generally dependent on the industry’s view of future demand for oil and natural gas. Oil and gas prices have been volatile and have remained at low levels for a sustained period of time, resulting in lower expenditures by the oil and gas industry. As a result, many of our customers have reduced or delayed spending, thus reducing the demand for our products and exerting downward pressure on the prices for our products. These conditions or worsening of economic conditions related to our businesses may have or continue to have an adverse impact on our results of operations and financial condition including but not limited to further restructuring and impairment charges.

Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled "Key Performance Indicators and Non-GAAP Measures" for reconciliations between GAAP and non-GAAP metrics.
REVENUE

For the Three Months Ended June 30	2016	2015	Change	Organic Revenue Growth(a)
Industrial Process	$214.2	$287.5	(25.5)%	(22.3)%
Motion Technologies	259.6	184.4	40.8%	15.2%
Interconnect Solutions	78.8	82.7	(4.7)%	(5.7)%
Control Technologies	74.8	74.5	0.4%	2.0%
Eliminations	(1.2)	(0.9)	33.3%	—
Revenue	$626.2	$628.2	(0.3)%	(6.3)%

For the Six Months Ended June 30	2016	2015	Change	Organic Revenue Growth(a)
Revenue by segment:
Industrial Process	$423.0	$543.1	(22.1)%	(18.6)%
Motion Technologies	516.6	375.6	37.5%	14.7%
Interconnect Solutions	151.2	160.2	(5.6)%	(5.9)%
Control Technologies	146.7	140.3	4.6%	0.6%
Eliminations	(2.2)	(2.3)	(4.3)%	—
Revenue	$1,235.3	$1,216.9	1.5%	(4.5)%

(a)	See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue.
Industrial Process
Revenue for the three and six months ended June 30, 2016 decreased $73.3, or 25.5%, and $120.1, or 22.1%, including an unfavorable foreign currency translation impact of $9.2 and $19.0, respectively. Organic revenue for the three and six months ended June 30, 2016 declined $64.1, or 22.3%, and $101.1, or 18.6%, respectively. The decrease in both periods reflects challenging conditions within the oil and gas, mining, and chemical and industrial markets that have resulted in lower demand for original equipment and replacement parts, as well as the postponement of customer maintenance activities. These market conditions contributed to revenue declines for the projects and aftermarket portions of our business, of approximately 52% and 13%, during the three month period ended June 30, 2016, and declines of 38% and 12% for the six month period ended June 30, 2016, respectively. Revenue from the baseline pumps was approximately 4% higher than the prior year for the quarter-to-date period, however was approximately 15% lower than the prior year for the year-to-date period.
Orders for the three and six months ended June 30, 2016 decreased $32.4, or 14.0%, and $105.6 or 21.4% including an unfavorable foreign currency translation impact of $6.8 and $18.2, respectively. Organic orders for the three and six months ended June 30, 2016 decreased $25.6, or 11.0% and $87.4, or 17.7%, respectively. The decreases primarily reflect a decline in project pump business of 8% and 29% during the three and six months ended June 30, 2016, respectively, due to capital investment delays within the oil and gas and mining markets. In addition, baseline pumps and aftermarket orders were impacted by delayed customer maintenance and replacement activities.
Backlog
The level of order and shipment activity related to engineered project pumps can vary significantly from period to period, which may impact the year-over-year comparisons. Backlog as of June 30, 2016 was $367.3, reflecting a decrease of $43.6, or 10.6%, from the December 31, 2015 level. The decrease reflects lower project order intake due to global capital project delays, lower oil and gas and mining orders due to market uncertainty and volatility. The book-to-bill ratio for the six months ended June 30, 2016 was 0.92.

Motion Technologies
Revenue for the three months ended June 30, 2016 increased $75.2, or 40.8%, including incremental revenue of $44.3 from our 2015 acquisition of Wolverine and favorable foreign currency translation impact of $2.8. Organic revenue increased $28.1, or 15.2%, driven by growth of approximately 19% within our Friction Technologies business reflecting global OEM market strength and share gains from past platform wins that have entered production. Growth in aftermarket of approximately 15% was the result of volume growth in the OES and independent aftermarket sales channels of 19% and 11%, respectively. Sales from our KONI Shock Absorber business decreased approximately 1%.
Revenue for the six months ended June 30, 2016 increased $141.0, or 37.5%, including incremental revenue of $86.3 from our 2015 acquisition of Wolverine and unfavorable foreign currency translation impact of $0.6. Organic revenue increased $55.3, or 14.7%, due to continued strength within our Friction Technologies business as revenue grew 17% compared to prior year. The organic growth in revenue was driven primarily by gains in the OEM channel of approximately 24%, primarily due to global share gains, and OES which delivered 13% sales growth. Independent aftermarket sales were flat. Sales from our KONI business contributed 3% growth due to higher volume in the bus, truck and trailer market.
Orders for the three months ended June 30, 2016 increased $75.5, or 40.7%, including additional orders of $44.6 from our acquisition of Wolverine and favorable foreign currency translation of $2.9. Orders for the six months ended June 30, 2016 increased $142.9, or 37.2%, including additional orders of $86.2 from our acquisition of Wolverine and unfavorable foreign currency translation impacts of $0.8. Organic orders increased $28.0, or 15.1%, and $57.5, or 15.0%, during the three and six months ended June 30, 2016, respectively, due to continued growth by our Friction Technologies business from global share gains on new automotive platforms that are entering production. Organic orders from KONI decreased 14% during the second quarter due to the timing of China rail orders and weakness in the North American region while organic orders received during the first six months of 2016 increased 7%, mainly due to strong order intake in the North American defense market.
Interconnect Solutions
Revenue for the three and six months ended June 30, 2016 decreased by $3.9, or 4.7%, and $9.0, or 5.6%, including favorable foreign currency translation impacts of $0.8 and $0.4, respectively. Organic revenue declined $4.7, or 5.7%, and $9.4, or 5.9%, respectively, primarily due to continued weakness and uncertainty in the global upstream oil and gas market as well as declining revenue from end-of-life non-strategic connector platforms. The decreases were slightly offset by gains in the aerospace and defense market during the three and six months ended June 30, 2016 of approximately 3% and 1%, respectively.
Orders for the three and six months ended June 30, 2016 decreased $10.0, or 12.0%, and $14.9, or 9.0%, including favorable foreign currency translation impacts of $0.9 and $0.4, respectively. Organic orders for the three and six months ended June 30, 2016 decreased $10.9, or 13.1%, and $15.3, or 9.2%, respectively, primarily reflecting declines in both periods within the upstream oil and gas market due to continued market uncertainty. In addition, organic orders from the aerospace and defense market during the three and six months ended June 30, 2016 declined approximately 12% and 9%, respectively.
Control Technologies
Revenue for the three months ended June 30, 2016 increased $0.3, or 0.4%. Organic revenue increased $1.5, or 2.0%, which excludes revenue of $1.4 from the 2015 period generated by an industrial product line that was divested in May 2015 and favorable foreign currency translation impacts of $0.2. Revenue for the six months ended June 30, 2016 increased $6.4, or 4.6%. Organic revenue increased $0.8, or 0.6%, which excludes the first quarter 2016 incremental benefit from our 2015 acquisition of Hartzell Aerospace of $8.8, as well as revenue of $3.4 from the 2015 period generated by an industrial motors product line was divested in May 2015 and favorable foreign currency translation impacts of $0.2. The increases in organic revenue during the three and six months ended June 30, 2016 reflect growth in CT Aerospace of approximately 4% and 3%, respectively, due to higher defense program shipments and aftermarket improvement. These gains were offset by difficult prior year comparisons in commercial aerospace OEM. CT Industrial was unfavorably impacted by the general softness in global industrial markets and the current energy market dynamics, which led to revenue declines of approximately 1% and 5%, respectively, during the three and six months ended June 30, 2016.
Orders for the three months ended June 30, 2016 decreased by $13.5, or 15.6%. Organic orders for the three months ended June 30, 2016 decreased $11.2, or 13.0%, which excludes orders from the prior year of $2.5 associated with an industrial motors product line that was sold in May 2015 and a favorable foreign currency translation impact of $0.2. The decrease in organic orders was driven primarily by declines in CT Aerospace of approximately 16% due to lower OEM from large prior year platform wins and timing of defense orders. In addition, CT Industrial faced challenging energy market dynamics causing a decline of approximately of 3% in organic orders. Orders for the six months ended June 30, 2016 increased $13.1, or 8.6%. Organic orders for the six months ended June 30, 2016 increased $4.1, or 2.7%, which excludes the incremental benefit from our 2015 acquisition of Hartzell Aerospace of $13.4, orders from the prior year of $4.6 associated with the industrial product line sold in May 2015 and favorable foreign currency translation of $0.2. The increase in organic orders was primarily driven by CT Aerospace which increased approximately 5% due to strong orders for defense products in the first quarter which are expected to provide a benefit for multiple years, in addition to solid wins in aftermarket. Partially offsetting the increase was a slight decline in orders at CT Industrial of approximately 2% due to challenging energy market dynamics.
OPERATING EXPENSES

	Three Months			Six Months
For the Periods Ended June 30	2016	2015	Change	2016	2015	Change
General and administrative expenses	74.0	66.5	11.3%	143.0	126.6	13.0%
Sales and marketing expenses	$46.0	$48.8	(5.7)%	$89.3	$96.1	(7.1)%
Research and development expenses	21.1	18.9	11.6%	40.3	37.2	8.3%
Asbestos-related costs (benefit), net	15.0	(84.8)	(117.7)%	27.8	(69.4)	(140.1)%
Total operating expenses	$156.1	$49.4	216.0%	$300.4	$190.5	57.7%
Total Operating Expenses By Segment:
Industrial Process	$62.6	$57.5	8.9%	$116.7	$121.6	(4.0)%
Motion Technologies	36.9	21.3	73.2%	68.8	40.9	68.2%
Interconnect Solutions	18.2	28.5	(36.1)%	38.2	49.0	(22.0)%
Control Technologies	15.9	16.5	(3.6)%	33.0	30.6	7.8%
Corporate & Other	22.5	(74.4)	(130.2)%	43.7	(51.6)	(184.7)%
Sales and marketing expenses for the three and six months ended June 30, 2016 decreased $2.8, or 5.7% and $6.8, or 7.1%, respectively, primarily reflecting focused cost reductions at Industrial Process due to lower headcount as well as a decrease in commission expense and other variable costs during both periods, partially offset by incremental sales and marketing costs of $1.2 and $2.5, respectively, related to our fourth quarter 2015 acquisition of Wolverine.
General and administrative (G&A) expenses for the three and six months ended June 30, 2016 increased $7.5, or 11.3%, and $16.4, or 13.0%, respectively. The increase in both periods was primarily driven by our acquisition of Wolverine in the fourth quarter of 2015 of $5.6 and $9.5, higher restructuring costs of $7.6 and $3.8, incremental strategic investment costs, and a trade name impairment of $4.1 in our Industrial Process segment resulting from the challenging conditions experienced within the upstream oil and gas market, which was partially offset by savings from past restructuring actions. Further offsetting these additional G&A costs were favorable transactional foreign currency impacts of $3.9 during the second quarter of 2016. The year to date comparisons to the prior year were additionally impacted by a favorable warranty resolution of $5.0 from the prior year as well as unfavorable foreign currency impacts during the first six months of 2016 of $4.2.
Research and development (R&D) expenses for the three and six months ended June 30, 2016 increased $2.2, or 11.6%, and $3.1, or 8.3%, respectively, primarily reflecting incremental costs of $2.1 and $3.0 related to our acquisition of Wolverine in the fourth quarter of 2015. In addition, increased product development activities at Motion Technologies were offset by lower R&D spending in our Control Technologies segment during both periods due to the progress made on the development of a major aerospace development program.
The increase in asbestos-related costs, net for both the three and six months ended June 30, 2016 was driven by a $100.7 benefit recognized during the second quarter of 2015, reflecting a new single firm strategy and streamlined case management to assist in reducing asbestos related defense costs. See Note 17, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.

OPERATING INCOME

	Three Months				Six Months
For the Periods Ended June 30	2016	2015	Change		2016	2015	Change
Industrial Process	$6.3	$41.5	(84.8)%		$15.3	$61.9	(75.3)%
Motion Technologies	48.9	37.0	32.2%		99.6	78.0	27.7%
Interconnect Solutions	4.8	(0.8)	(a)		6.8	4.0	70.0%
Control Technologies	12.0	12.2	(1.6)%		22.4	26.5	(15.5)%
Segment operating income	72.0	89.9	(19.9)%		144.1	170.4	(15.4)%
Asbestos-related (costs) benefit, net	(15.0)	84.8	(117.7)%		(27.8)	69.4	(140.1)%
Other corporate costs	(7.5)	(10.2)	26.5%		(15.8)	(17.4)	9.2%
Total corporate and other (costs) benefit	(22.5)	74.6	(130.2)%		(43.6)	52.0	183.8%
Total operating income	$49.5	$164.5	(69.9)%		$100.5	$222.4	(54.8)%
Operating margin:
Industrial Process	2.9%	14.4%	(1,150	)bp	3.6%	11.4%	(780	)bp
Motion Technologies	18.8%	20.1%	(130	)bp	19.3%	20.8%	(150	)bp
Interconnect Solutions	6.1%	(1.0)%	710	bp	4.5%	2.5%	200	bp
Control Technologies	16.0%	16.4%	(40	)bp	15.3%	18.9%	(360	)bp
Segment operating margin	11.5%	14.3%	(280	)bp	11.7%	14.0%	(230	)bp
Consolidated operating margin	7.9%	26.2%	(1,830	)bp	8.1%	18.3%	(1,020	)bp

(a)	The percentage change was intentionally excluded as the resulting figure is not considered meaningful.
Industrial Process operating income for the three months ended June 30, 2016 decreased $35.2, or 84.8%. The decline primarily resulted from lower sales volumes and unfavorable pricing that impacted operating income by approximately $35, as well as higher restructuring costs of $12.7. In addition, an impairment of $4.1 related to trade names was recorded during the second quarter of 2016 due to the downturn in the upstream oil and gas market. Net savings from restructuring activities, productivity, sourcing and cost control initiatives helped offset these unfavorable impacts by approximately $16.
Industrial Process operating income for the six months ended June 30, 2016 decreased $46.6, or 75.3%, resulting in a 780 basis point decline in operating margin. The decline was primarily driven by lower sales volumes and unfavorable pricing that impacted operating income by approximately $55 . In addition, during the first six months of 2016, unfavorable foreign currency impacts of approximately $7, higher restructuring costs of $7.0, a trade name impairment of $4.1, and a prior year favorable warranty resolution further contributed to the decline. This was partially offset by net savings of approximately $35 from restructuring activities, productivity, sourcing and cost control initiatives.
Motion Technologies operating margin for the three and six months ended June 30, 2016 was 18.8% and 19.3%, respectively, reflecting decreases of 130 basis points and 150 basis points, however operating income increased $11.9, or 32.2%, and $21.6, or 27.7%, respectively. Higher sales volume provided a benefit of approximately $15 and $30 during the three and six months ended June 30, 2016, respectively, but was partially offset by unfavorable pricing impacts and costs associated with the build-out of our new North American production facility. The unfavorable impact from these items on operating margin more than offset the benefit from higher sales volume. In addition, the 2015 acquisition of Wolverine provided $4.5 and $ 9.7 of incremental operating income, but reduced operating margin by approximately 170 and 150 basis points for the three and six months of 2016.
Interconnect Solutions operating income for the three months ended June 30, 2016 increased $5.6 and provided a 710 basis point increase in operating margin. Operating income for the six months ended June 30, 2016 increased $2.8, or 70.0%, resulting in a 200 basis point increase in operating margin. The increase in operating income for both periods is primarily driven by net savings from restructuring, productivity, and sourcing initiatives of approximately $3 and $8 during the three and six months ended June 30, 2016, respectively, and lower restructuring costs of $5.5 and $5.3. These savings were partially offset by unfavorable impacts from volume, price and mix.

Control Technologies operating income for the three months ended June 30, 2016 decreased $0.2, or 1.6%, resulting in a 40 basis point decline in operating margin. Operating income for the six months ended June 30, 2016 decreased $4.1, or 15.5%, resulting in a 360 basis point decline in operating margin. The decrease in operating income for both periods is primarily related to incremental costs of $1.1 and $2.1 associated with the relocation and consolidation of certain operations to an existing lower-cost facility during the three and six months ended June 30, 2016, as well as unfavorable sales mix in both periods. In addition, in the first six months of 2016, operating income was impacted by higher restructuring and due diligence costs. These items were partially offset by net savings from productivity and sourcing initiatives of approximately $2 and $4 during the three and six months ended June 30, 2016, respectively.
Other corporate costs for the three months ended June 30, 2016 declined by $2.7, or 26.5%. During the six months ended June 30, 2016, other corporate costs declined by $1.6, or 9.2%. The decrease in other corporate costs is due to lower corporate functional costs, employee incentive-based costs, and insurance costs. These savings were slightly offset by higher legal costs in both the three and six month periods of 2016.
INCOME TAX EXPENSE
For the three months ended June 30, 2016 and 2015, the Company recognized income tax expense of $17.5 and $23.5 and an effective tax rate of 35.0% and 14.3%, respectively. For the six months ended June 30, 2016 and 2015, the Company recognized income tax expense of $29.2 and $41.6 and an effective tax rate of 29.4% and 18.8%, respectively. The higher effective tax rate in 2016 compared to 2015 was due to tax benefits recorded in the second quarter of 2015 for the reduction in a deferred tax liability on foreign earnings which are not considered indefinitely reinvested, releases of valuation allowances and uncertain tax positions. The Company continues to benefit from earnings eligible for a tax holiday in South Korea, as well as a larger mix of earnings in non-U.S. jurisdictions with favorable tax rates.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, Germany, Hong Kong, Italy, Mexico, South Korea, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $18 due to changes in audit status, expiration of statutes of limitations and other events. In addition, the settlement of any future examinations relating to the 2011 and prior tax years could result in changes in amounts attributable to the Company under its existing Tax Matters Agreement with Exelis and Xylem.
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
For the three and six months ended June 30, 2016, the Company recognized income from discontinued operations of $0.5 and $0.2, respectively, related to certain legacy liabilities. During the three and six months ended June 30, 2015, the Company recognized income from discontinued operations of $1.7 and $5.1, respectively, principally related to a change in estimate for environmental costs and a favorable tax audit in Germany in the first quarter of 2015 that was part of the 2011 spin off.

LIQUIDITY
Funding and Liquidity Strategy
We monitor our funding needs and design and execute strategies to meet overall liquidity requirements, including the management of our capital structure, on both a short- and long-term basis. We expect to fund our ongoing working capital, capital expenditures, dividends, and financing requirements through cash flows from operations and cash on hand or by accessing the commercial paper market. If our access to the commercial paper market were adversely affected, we believe that alternative sources of liquidity, including our Revolving Credit Agreement, described below, would be sufficient to meet our short-term funding requirements.
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We have, and plan to, transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the U.S. consistent with our overall intention to support growth and expand in markets outside the U.S. through the development of products, increased non-U.S. capital spending, and potentially the acquisition of foreign businesses. However, we have determined that certain undistributed foreign earnings generated in Luxembourg, Japan, Hong Kong, and South Korea should not be considered permanently reinvested outside of the U.S. Cash distributions from foreign countries amounted to $67.0 and $235.0 as of June 30, 2016 and December 31, 2015, respectively. The timing and amount of additional future remittances, if any, remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the second quarter of 2016, we declared a dividend of $0.124 per share for shareholders of record on June 10, 2016, which was paid on July 1, 2016. The dividend declared in the second quarter of 2016 is a 4.8% increase from the prior year.
During the six months ended June 30, 2016 and 2015, we repurchased 0.6 and 2.0 shares of common stock for $20.0 and $80.0, respectively, under our $1 billion share repurchase program. To date, under the program, the Company has repurchased 19.0 shares for $779.3. We are currently considering the repurchase of up to an additional $50 of ITT common stock by the end of 2016, however the amount and timing of share repurchases will be based on and affected by a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors we deem relevant.
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
We access the commercial paper market to supplement the cash flows generated internally to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. As of June 30, 2016, we had an outstanding commercial paper balance of $117.9. The average outstanding commercial paper balance during the six months ended June 30, 2016 was $108.2. There have been no other material changes that have impacted our funding and liquidity capabilities since December 31, 2015.

Credit Facilities
Our five-year revolving $500 credit agreement (the Revolving Credit Agreement) provides for increases in principal of up to $200 for a possible maximum total of $700 in aggregate principal amount, at the request of the Company and with the consent of the institutions providing such increased commitments. The Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The provisions of the Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined in such agreement, of at least 3.0 times and a leverage ratio, as defined in such agreement, of not more than 3.0 times. At June 30, 2016, we had $100.0 outstanding under the Revolving Credit Agreement. As of June 30, 2016, our interest coverage ratio and leverage ratio were within the prescribed thresholds. In the event of certain ratings downgrades of the Company, to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the credit facility. The Revolving Credit Agreement matures in November 2019.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations, for the six months ended June 30, 2016 and 2015.

For the Six Months Ended June 30	2016	2015
Operating activities	$71.6	$89.5
Investing activities	3.2	(140.2)
Financing activities	(67.8)	(19.6)
Foreign exchange	4.0	(14.0)
Total net cash flow from continuing operations	11.0	(84.3)
Net cash from discontinued operations	6.6	(2.3)
Net change in cash and cash equivalents	$17.6	$(86.6)
Net cash provided by operating activities was $71.6 for the six months ended June 30, 2016, representing a decrease of $17.9. The decrease was primarily driven by a $13.5 decrease in segment operating income, after adjustments for non-cash charges, including depreciation, amortization, and asset impairment costs. In addition, we had higher net income tax payments of $8.5, asbestos payments of $5.0, restructuring payments of $2.4, and higher postretirement contributions of $2.2. Changes in working capital balances of approximately $12, mainly related to focused accounts receivable past due collections, partially offset the decline.
Net cash provided by investing activities was $3.2 for the six months ended June 30, 2016, compared to a $140.2 net use of cash from investing activities during the first half of 2015. The year-over-year change reflects the prior year purchase of Hartzell for $53.5, as well as higher maturities of short-term investments (net of purchases) of $100.5 during 2016. Capital expenditure spending was flat year-over-year with spending in both years focused on the capacity expansion projects and system upgrades. In addition, during the second quarter of 2015 we sold a product line within our Control Technologies segment resulting in proceeds of $8.9.
Net cash used by financing activities was $67.8 reflecting an increase of $48.2 for the six months ended June 30, 2016 due to $50 repayment on amounts outstanding under our revolving credit facility and lower net borrowings of $45.2 under our commercial paper program. In addition, dividend payments were higher by $11.5 during the first half of 2016, due to the timing of second quarter 2015 payment as well as a 4.8% increase in our declared dividend in 2016. The increase in cash used for financing activities was partially offset by lower repurchases of ITT common stock of $56.2.
Net cash provided by discontinued operations was $6.6 for the six months ended June 30, 2016. The increase of $8.9 is primarily driven by $9.2 received during the second quarter of 2016 related to the Tax Matters Agreement.

Asbestos
Based on the estimated undiscounted asbestos liability as of June 30, 2016 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 38% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. In the tenth year of our estimate, our insurance recoveries are currently projected to be 15%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at June 30, 2016.
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

KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews a variety of key performance indicators including revenue, segment operating income and margins, earnings per share, order growth, and backlog, among others. In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions, dividends, and share repurchases. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

■
"organic revenue" and "organic orders" are defined as revenue and orders, excluding the impacts of foreign currency fluctuations, acquisitions, and divestitures. Divestitures include sales of portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Management believes that reporting organic revenue and organic orders provides useful information to investors by helping identify underlying trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. Reconciliations of organic revenue for the three and six months ended June 30, 2016 are provided below.

Three Months Ended June 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT
2016 Revenue	$214.2	$259.6	$78.8	$74.8	$(1.2)	$626.2
(Acquisitions)/divestitures, net	—	(44.3)	—	1.4	—	(42.9)
Foreign currency translation	9.2	(2.8)	(0.8)	(0.2)	—	5.4
2016 Organic revenue	$223.4	$212.5	$78.0	$76.0	$(1.2)	$588.7

2015 Revenue	$287.5	$184.4	$82.7	$74.5	$(0.9)	$628.2
Organic growth (decline)	(22.3)%	15.2%	(5.7)%	2.0%		(6.3)%
Six Months Ended June 30
2016 Revenue	$423.0	$516.6	$151.2	$146.7	$(2.2)	$1,235.3
(Acquisitions)/divestitures, net	—	(86.3)	—	(5.4)	—	(91.7)
Foreign currency translation	19.0	0.6	(0.4)	(0.2)	0.1	19.1
2016 Organic revenue	$442.0	$430.9	$150.8	$141.1	$(2.1)	$1,162.7

2015 Revenue	$543.1	$375.6	$160.2	$140.3	$(2.3)	$1,216.9
Organic growth (decline)	(18.6)%	14.7%	(5.9)%	0.6%		(4.5)%
Reconciliations of organic orders for the three and six months ended June 30, 2016 are provided below:

Three Months Ended June 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT
2016 Orders	$199.7	$261.2	$73.1	$72.8	$(0.9)	$605.9
(Acquisitions)/divestitures, net	—	(44.6)	—	2.5	—	(42.1)
Foreign currency translation	6.8	(2.9)	(0.9)	(0.2)	(0.2)	2.6
2016 Organic orders	$206.5	$213.7	$72.2	$75.1	$(1.1)	$566.4

2015 Orders	$232.1	$185.7	$83.1	$86.3	$(1.0)	$586.2
Organic growth (decline)	(11.0)%	15.1%	(13.1)%	(13.0)%		(3.4)%
Six Months Ended June 30
2016 Orders	$388.5	$526.6	$151.2	$165.2	$(2.1)	$1,229.4
(Acquisitions)/divestitures, net	—	(86.2)	—	(8.8)	—	(95.0)
Foreign currency translation	18.2	0.8	(0.4)	(0.2)	(0.1)	18.3
2016 Organic orders	$406.7	$441.2	$150.8	$156.2	$(2.2)	$1,152.7

2015 Orders	$494.1	$383.7	$166.1	$152.1	$(2.1)	$1,193.9
Organic growth (decline)	(17.7)%	15.0%	(9.2)%	2.7%		(3.5)%

■
"adjusted segment operating income" is defined as operating income, adjusted to exclude special items that include, but are not limited to, restructuring and realignment costs, certain asset impairment charges, repositioning costs, certain acquisition-related expenses, and other unusual or infrequent operating items. Special items represent significant charges or credits that impact current results, which management views as unrelated to the Company's ongoing operations and performance. We believe that adjusted segment operating income is useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.

Reconciliations of segment operating income to adjusted segment operating income for the three and six months ended June 30, 2016 and 2015 are provided below.

Three Months Ended June 30, 2016	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$6.3	$48.9	$4.8	$12.0	$72.0
Restructuring costs	13.8	—	—	—	13.8
Other(a)	4.1	1.1	—	1.2	6.4
Adjusted segment operating income	$24.2	$50.0	$4.8	$13.2	$92.2
Six Months Ended June 30, 2016
Segment operating income	$15.3	$99.6	$6.8	$22.4	$144.1
Restructuring costs	17.0	1.4	—	0.9	19.3
Other(a)	4.1	2.1	—	3.6	9.8
Adjusted segment operating income	$36.4	$103.1	$6.8	$26.9	$173.2

(a)
The adjustments for Other items during 2016 primarily reflect an impairment of $4.1 recorded in the second quarter at our Industrial Process segment for trade names as result of the downturn in the upstream oil and gas market as well as realignment and acquisition-related costs in other segments.

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

■
"adjusted income from continuing operations" and "adjusted income from continuing operations per diluted share" are defined as income from continuing operations attributable to ITT Inc. and income from continuing operations attributable to ITT Inc. per diluted share, adjusted to exclude special items that include, but are not limited to, asbestos-related costs, repositioning costs, restructuring and realignment costs, certain asset impairment charges, certain acquisition-related expenses, income tax settlements or adjustments, and other unusual or infrequent non-operating items. Special items represent significant charges or credits, on an after-tax basis, that impact current results, which management views as unrelated to the Company's ongoing operations and performance. We believe that adjusted income from continuing operations is useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.

A reconciliation of adjusted income from continuing operations, including adjusted income from continuing operations per diluted share, is provided below.

	Three Months		Six Months
For the Periods Ended June 30	2016	2015	2016	2015
Income from continuing operations attributable to ITT Inc.	$32.3	$140.6	$70.0	$179.3
Net asbestos-related costs, net of tax benefit (expense) of $5.6, $(31.4), $10.3 and $(25.7), respectively	9.4	(53.4)	17.5	(43.7)
Restructuring costs, net of tax benefit of $1.6, $2.0, $3.0 and $2.6, respectively	12.7	4.7	16.8	13.4
Tax-related special items(a)	2.2	(27.9)	3.5	(25.2)
Other special items, net of tax benefit of $0.7, $0.1, $1.9 and $0.1, respectively(b)	3.6	(1.8)	5.7	(1.7)
Adjusted income from continuing operations attributable to ITT Inc.	$60.2	$62.2	$113.5	$122.1
Income from continuing operations attributable to ITT Inc. per diluted share	$0.36	$1.56	$0.78	$1.97
Adjusted income from continuing operations attributable to ITT Inc. per diluted share	$0.67	$0.69	$1.26	$1.34

(a)
Tax-related special items for the three and six months ended June 30, 2016 primarily relate to distributions of foreign earnings. Tax-related special items for the three and six months ended June 30, 2015 primarily related to a reduction in the tax on undistributed foreign earnings, uncertain tax positions, and the tax impact of a change in the valuation allowance assessment, in addition to the tax impact of other operating special items.

(b)
Other special items in 2016 primarily relates to an impairment of $4.1 recorded in the second quarter at our Industrial Process segment for trade names as result of the downturn in the upstream oil and gas market and realignment and integration costs associated with our 2015 acquisitions of Hartzell and Wolverine, partially offset by the reversal of interest accruals related to uncertain tax positions taken in prior years.

■
"adjusted free cash flow" is defined as net cash provided by operating activities less capital expenditures, adjusted for cash payments for restructuring and realignment actions, repositioning costs, net asbestos cash flows and other significant items that impact current results which management views as unrelated to the Company's ongoing operations and performance. Due to other financial obligations and commitments, including asbestos, the entire free cash flow may not be available for discretionary purposes. We believe that adjusted free cash flow provides useful information to investors as it provides insight into the primary cash flow metric used by management to monitor and evaluate cash flows generated by our operations. A reconciliation of adjusted free cash flow is provided below.

For the Six Months Ended June 30	2016	2015
Net cash provided by operating activities	$71.6	$89.5
Capital expenditures(c)	(46.1)	(45.7)
Restructuring cash payments	15.5	13.1
Net asbestos cash flows	11.5	6.5
Realignment and other cash payments	2.2	2.3
Adjusted free cash flow	$54.7	$65.7

(c)	Capital expenditures for the six months ended June 30, 2015 reflect a reduction of $0.3 associated with repositioning activities related to the 2011 spin-off.

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
Asbestos Proceedings
Subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain of their products sold prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. Frequently, the plaintiffs are unable to identify any ITT LLC or Goulds Pumps LLC products as a source of asbestos exposure. In addition, a large majority of claims pending against the Company subsidiaries have been placed on inactive dockets because the plaintiff cannot demonstrate a significant compensable loss. Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the Company subsidiaries.
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to the uncertainties and variables inherent in the long-term projection of the Company's asbestos exposures and potential recoveries. As of June 30, 2016, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,038.0, including expected legal fees, and an associated asset of $390.9 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $647.1.
Other Matters
The Company is responding to a civil subpoena from the Department of Defense, Office of the Inspector General, which was issued in the second quarter of 2015 as part of an investigation being led by the Civil Division of the U.S. Department of Justice. The subpoena and related investigation involve certain products manufactured by the Company’s Interconnect Solutions segment that are purchased or used by the U.S. government. The Company is cooperating with the government and is unable to estimate the timing or outcome of this matter.

ITEM 1A.	RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, "Risk Factors," of our 2015 Annual Report, which are incorporated by reference herein. There has been no material changes with regard to the risk factors disclosed in such report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer and affiliated purchasers

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
4/1/2016 - 4/30/2016	—	—	—	$240.7
5/1/2016 - 5/31/2016	0.6	34.46	0.6	$220.7
6/1/2016 - 6/30/2016	—	$—	—	$220.7

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, our Board of Directors approved a three-year $1 billion share repurchase program (2006 Share Repurchase Program). On December 16, 2008, our Board of Directors modified the provisions of the 2006 Share Repurchase Program to replace the original three-year term with an indefinite term. As of June 30, 2016, we had repurchased 19.0 shares for $779.3, including commissions, under the 2006 Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control (OFAC). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of Euros 1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through June 30, 2016, however, Bornemann did pay fees in 2015 of approximately Euros 11 thousand to the German financial institution which is maintaining the Bond.

ITEM 6.	EXHIBITS
(a) See the Exhibit Index for a list of exhibits filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/S/ STEVEN C. GIULIANO
Steven C. Giuliano
Vice President and Chief Accounting Officer
(Principal accounting officer)
August 4, 2016

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(2.1)	Agreement and Plan of Merger, effective as of May 16, 2016, among ITT Corporation, ITT Inc. and ITT LLC	Incorporated by reference to Exhibit 2.1 of ITT Inc.’s Current Report on Form 8-K dated May 16, 2016 (File No. 001-05672)

(10.1)
Assumption and Amendment Agreement, dated as of May 16, 2016, among ITT Inc., ITT LLC and JPMorgan Chase Bank, N.A., as administrative agent, to the Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of November 25, 2014, among ITT Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Current Report on Form 8-K dated May 16, 2016 (File No. 001-05672)

(10.2)	First Supplemental Indenture, dated as of May 16, 2016, between ITT Inc. and MUFG Union Bank, N.A., as Trustee	Incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No. 1 to ITT Inc.’s Registration Statement on Form S-3 dated May 16, 2016 (File No. 333-207006)

(10.3)*	Amended and Restated Employment Agreement, dated as of May 16, 2016, between ITT Inc. and Denise L. Ramos	Incorporated by reference to Exhibit 10.3 of ITT Inc.’s Current Report on Form 8-K dated May 16, 2016 (File No. 001-05672)

(10.4)*	Omnibus Amendment to Long-Term Incentive Plans, dated as of May 16, 2016	Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Current Report on Form 8-K dated May 16, 2016 (File No. 001-05672)

(10.5)*	ITT Annual Incentive Plan for Executive Officers, amended and restated as of May 16, 2016	Filed herewith

(10.6)*	Supplemental Retirement Savings Plan, amended and restated as of January 1, 2016	Filed herewith

(10.7)*	ITT Deferred Compensation Plan	Incorporated by reference to Exhibit 10.4 of ITT Inc.’s Current Report on Form 8-K dated May 16, 2016 (File No. 001-05672)

(10.8)*	ITT Deferred Compensation Plan for Non-Employee Directors, amended and restated as of May 16, 2016	Filed herewith

(10.9)*	ITT Senior Executive Severance Pay Plan, amended and restated as of May 16, 2016	Filed herewith

(10.10)*	ITT Change in Control Severance Pay Plan, amended and restated as of May 16, 2016	Filed herewith

(10.11)*	ITT Senior Executive Change in Control Severance Pay Plan, amended and restated as of May 16, 2016	Filed herewith

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Income Statements, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders' Equity, and (vi) Notes to Consolidated Condensed Financial Statements
Submitted electronically with this report.

* Management compensatory plan