Form 10-Q
period 2016-09-30
ITT Inc.
filed 2016-11-04
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of November 2, 2016, there were outstanding 88.2 million shares of common stock ($1 par value per share) of the registrant.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED INCOME STATEMENTS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months		Nine Months
For the Periods Ended September 30	2016	2015	2016	2015
Revenue	$581.7	$601.9	$1,817.0	$1,818.8
Costs of revenue	397.8	407.0	1,232.2	1,211.0
Gross profit	183.9	194.9	584.8	607.8
General and administrative expenses	59.2	60.2	202.2	186.8
Sales and marketing expenses	39.4	43.1	128.7	139.2
Research and development expenses	18.6	18.0	58.9	55.2
Asbestos-related benefit, net	(68.1)	(30.3)	(40.3)	(99.7)
Operating income	134.8	103.9	235.3	326.3
Interest and non-operating expenses (income), net	0.3	(4.0)	1.5	(2.5)
Income from continuing operations before income tax expense	134.5	107.9	233.8	328.8
Income tax expense	46.1	11.4	75.3	53.0
Income from continuing operations	88.4	96.5	158.5	275.8
Income from discontinued operations, including tax (expense) benefit of $(1.1), $19.7, $(0.9) and $23.7, respectively	1.8	34.2	2.0	39.3
Net income	90.2	130.7	160.5	315.1
Less: Income attributable to noncontrolling interests	0.1	—	0.2	—
Net income attributable to ITT Inc.	$90.1	$130.7	$160.3	$315.1
Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$88.3	$96.5	$158.3	$275.8
Income from discontinued operations, net of tax	1.8	34.2	2.0	39.3
Net income attributable to ITT Inc.	$90.1	$130.7	$160.3	$315.1
Earnings per share attributable to ITT Inc.:
Basic:
Continuing operations	$0.99	$1.08	$1.77	$3.07
Discontinued operations	0.02	0.38	0.02	0.44
Net income	$1.01	$1.46	$1.79	$3.51
Diluted:
Continuing operations	$0.98	$1.07	$1.76	$3.04
Discontinued operations	0.02	0.38	0.02	0.43
Net income	$1.00	$1.45	$1.78	$3.47
Weighted average common shares – basic	89.2	89.4	89.5	89.9
Weighted average common shares – diluted	89.7	90.3	90.2	90.8
Cash dividends declared per common share	$0.124	$0.1183	$0.372	$0.3549
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months		Nine Months
For the Periods Ended September 30	2016	2015	2016	2015
Net income	$90.2	$130.7	$160.5	$315.1
Other comprehensive income (loss):
Net foreign currency translation adjustment	4.3	(24.4)	17.1	(72.2)
Net change in postretirement benefit plans, net of tax impacts of $0.6, $0.1, $1.6 and $0.5, respectively	1.2	0.8	3.5	1.9
Other comprehensive income (loss)	5.5	(23.6)	20.6	(70.3)
Comprehensive income	95.7	107.1	181.1	244.8
Less: Comprehensive income attributable to noncontrolling interests	0.1	—	0.2	—
Comprehensive income attributable to ITT Inc.	$95.6	$107.1	$180.9	$244.8
Disclosure of reclassification and other adjustments to postretirement benefit plans
Reclassification adjustments (see Note 14):
Amortization of prior service benefit, net of tax expense of $(0.6), $(1.2), $(1.6) and $(3.0), respectively	$(0.8)	$(1.4)	$(2.6)	$(4.6)
Amortization of net actuarial loss, net of tax benefits of $1.2, $1.3, $3.2 and $3.5, respectively	2.0	2.2	6.1	6.5
Net change in postretirement benefit plans, net of tax	$1.2	$0.8	$3.5	$1.9
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$475.8	$415.7
Receivables, net	595.2	584.9
Inventories, net	305.1	292.7
Other current assets	139.7	204.4
Total current assets	1,515.8	1,497.7
Plant, property and equipment, net	450.3	443.5
Goodwill	784.8	778.3
Other intangible assets, net	166.4	187.2
Asbestos-related assets	319.8	337.5
Deferred income taxes	294.2	326.1
Other non-current assets	186.3	153.3
Total non-current assets	2,201.8	2,225.9
Total assets	$3,717.6	$3,723.6
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term loans and current maturities of long-term debt	$251.9	$245.7
Accounts payable	304.4	314.7
Accrued liabilities	382.6	392.7
Total current liabilities	938.9	953.1
Asbestos-related liabilities	875.7	954.8
Postretirement benefits	255.1	260.4
Other non-current liabilities	190.2	189.9
Total non-current liabilities	1,321.0	1,405.1
Total liabilities	2,259.9	2,358.2
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share (88.3 and 104.5 shares issued, respectively)
Outstanding – 88.3 shares and 89.5 shares, respectively	88.3	89.5
Retained earnings	1,771.2	1,696.7
Total accumulated other comprehensive loss	(403.5)	(424.1)
Total ITT Inc. shareholders' equity	1,456.0	1,362.1
Noncontrolling interests	1.7	3.3
Total shareholders’ equity	1,457.7	1,365.4
Total liabilities and shareholders’ equity	$3,717.6	$3,723.6
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Nine Months Ended September 30	2016	2015
Operating Activities
Net income	$160.5	$315.1
Less: Income from discontinued operations	2.0	39.3
Less: Income attributable to noncontrolling interests	0.2	—
Income from continuing operations attributable to ITT Inc.	158.3	275.8
Adjustments to income from continuing operations:
Depreciation and amortization	76.5	63.1
Stock-based compensation	9.1	11.1
Asbestos-related benefit, net	(40.3)	(99.7)
Asbestos-related payments, net	(24.5)	(15.2)
Changes in assets and liabilities:
Change in receivables	(13.9)	(77.2)
Change in inventories	(8.9)	(6.3)
Change in accounts payable	(16.2)	(0.4)
Change in accrued expenses	(18.8)	(26.1)
Change in accrued and deferred income taxes	33.3	21.9
Other, net	(7.9)	0.1
Net Cash – Operating activities	146.7	147.1
Investing Activities
Capital expenditures	(68.1)	(64.2)
Acquisitions, net of cash acquired	(8.8)	(53.5)
Purchases of investments	(60.6)	(73.0)
Maturities of investments	113.6	68.2
Proceeds from sale of businesses and other assets	1.4	8.6
Proceeds from insurance recovery	—	2.5
Net Cash – Investing activities	(22.5)	(111.4)
Financing Activities
Commercial paper, net borrowings	56.5	10.5
Short-term revolving loans, borrowings	27.7	—
Short-term revolving loans, repayments	(78.3)	—
Long-term debt, repayments	(0.8)	(2.1)
Repurchase of common stock	(70.9)	(83.9)
Proceeds from issuance of common stock	8.8	5.5
Dividends paid	(22.6)	(21.6)
Excess tax benefit from equity compensation activity	3.4	3.2
Other, net	(2.2)	(1.8)
Net Cash – Financing activities	(78.4)	(90.2)
Exchange rate effects on cash and cash equivalents	9.0	(23.9)
Net Cash – Operating activities of discontinued operations	5.3	(0.7)
Net change in cash and cash equivalents	60.1	(79.1)
Cash and cash equivalents – beginning of year	415.7	584.0
Cash and cash equivalents – end of period	$475.8	$504.9
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$3.3	$1.0
Income taxes, net of refunds received	$37.2	$24.7
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN MILLIONS)

	Three Months		Nine Months
For the Periods Ended September 30	2016	2015	2016	2015
Common Stock
Common stock, beginning balance	$89.6	$89.4	$89.5	$91.0
Activity from stock incentive plans	—	0.1	0.9	0.6
Share repurchases	(1.3)	—	(2.1)	(2.1)
Common stock, ending balance	88.3	89.5	88.3	89.5
Retained Earnings
Retained earnings, beginning balance	1,734.6	1,540.9	1,696.7	1,445.1
Net income attributable to ITT Inc.	90.1	130.7	160.3	315.1
Dividends declared	(11.2)	(10.6)	(33.6)	(32.1)
Activity from stock incentive plans	3.3	4.5	20.5	19.0
Share repurchases	(45.6)	(0.2)	(72.3)	(81.8)
Purchase of noncontrolling interest	—	—	(0.4)	—
Retained earnings, ending balance	1,771.2	1,665.3	1,771.2	1,665.3
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance	(151.4)	(143.1)	(153.7)	(144.2)
Net change in postretirement benefit plans	1.2	0.8	3.5	1.9
Postretirement benefit plans, ending balance	(150.2)	(142.3)	(150.2)	(142.3)
Cumulative translation adjustment, beginning balance	(257.3)	(224.5)	(270.1)	(176.7)
Net cumulative translation adjustment	4.3	(24.4)	17.1	(72.2)
Cumulative translation adjustment, ending balance	(253.0)	(248.9)	(253.0)	(248.9)
Unrealized loss on investment securities, beginning balance	(0.3)	(0.3)	(0.3)	(0.3)
Unrealized loss on investment securities, ending balance	(0.3)	(0.3)	(0.3)	(0.3)
Total accumulated other comprehensive loss	(403.5)	(391.5)	(403.5)	(391.5)
Noncontrolling interests
Noncontrolling interests, beginning balance	1.6	5.4	3.3	5.4
Income attributable to noncontrolling interests	0.1	—	0.2	—
Dividend to noncontrolling interest shareholders	—	(1.8)	(1.9)	(1.8)
Other	—	—	0.1	—
Noncontrolling interests, ending balance	1.7	3.6	1.7	3.6
Total Shareholders' Equity
Total shareholders' equity, beginning balance	1,416.8	1,267.8	1,365.4	1,220.3
Net change in common stock	(1.3)	0.1	(1.2)	(1.5)
Net change in retained earnings	36.6	124.4	74.5	220.2
Net change in accumulated other comprehensive loss	5.5	(23.6)	20.6	(70.3)
Net change in noncontrolling interests	0.1	(1.8)	(1.6)	(1.8)
Total shareholders' equity, ending balance	$1,457.7	$1,366.9	$1,457.7	$1,366.9
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of changes in shareholders' equity.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(DOLLARS AND SHARES (EXCEPT PER SHARE AMOUNTS) IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
ITT Inc. is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation, and industrial markets. Unless the context otherwise indicates, references herein to "ITT," "the Company," and such words as "we," "us," and "our" include ITT Inc. and its subsidiaries. ITT operates through four segments: Industrial Process, consisting of industrial pumping and complementary equipment; Motion Technologies, consisting of friction and shock and vibration equipment; Interconnect Solutions, consisting of electronic connectors; and Control Technologies, consisting of fluid handling, motion control and noise and energy absorption products. Financial information for our segments is presented in Note 3, "Segment Information."
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
The updates are to be applied using a modified retrospective approach as a cumulative adjustment to retained earnings. Early adoption is permitted. We have yet to finalize the evaluation of the potential impact of this ASU on our financial statements, however we do not expect these changes to have a material impact.
In February 2016, the FASB issued ASU 2016-02 impacting the accounting for leases intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. The revised standard will require entities to recognize a liability for its lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are to be measured at the present value of lease payments and accounted for using the effective interest method. The accounting for the leased asset will differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For finance leases, the leased asset is depreciated on a straight-line basis and recorded separately from the interest expense in the income statement resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. The ASU requires that assets and liabilities be presented or disclosed separately and classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The new standard is effective for the Company beginning in the first quarter 2019 and early adoption is permitted. We are currently evaluating the impact of these amendments on our financial statements.
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
Interconnect Solutions manufactures and designs a wide range of highly engineered harsh environment connector solutions that make it possible to transfer signal and power between electronic devices which service global customers for the aerospace and defense, industrial and transportation, oil and gas and medical markets.
Control Technologies manufactures specialized equipment, including actuation, fuel management, noise and energy absorption and environmental control system components, for the aerospace and defense, and industrial markets.
Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation and other administrative costs, as well as charges related to certain matters, such as asbestos and environmental liabilities, that are managed at a corporate level and are not included in segment results when evaluating performance or allocating resources. Assets of the segments exclude general corporate assets, which principally consist of cash, investments, asbestos-related assets and certain property, plant and equipment.

	Revenue		Operating Income (Loss)		Operating Margin
For the Three Months Ended September 30	2016	2015	2016	2015	2016	2015
Industrial Process	$195.0	$270.6	$4.3	$34.0	2.2%	12.6%
Motion Technologies	238.7	179.9	45.2	33.0	18.9%	18.3%
Interconnect Solutions	78.6	82.8	5.8	3.6	7.4%	4.3%
Control Technologies	70.5	69.8	11.6	14.0	16.5%	20.1%
Total segment results	582.8	603.1	66.9	84.6	11.5%	14.1%
Asbestos-related benefit, net	—	—	68.1	30.3	—	—
Eliminations / Other corporate costs	(1.1)	(1.2)	(0.2)	(11.0)	—	—
Total Eliminations / Corporate and Other costs	(1.1)	(1.2)	67.9	19.3	—	—
Total	$581.7	$601.9	$134.8	$103.9	23.2%	17.3%

	Revenue		Operating Income (Loss)		Operating Margin
For the Nine Months Ended September 30	2016	2015	2016	2015	2016	2015
Industrial Process	$618.0	$813.7	$19.6	$95.9	3.2%	11.8%
Motion Technologies	755.3	555.5	144.8	111.0	19.2%	20.0%
Interconnect Solutions	229.8	243.0	12.6	7.6	5.5%	3.1%
Control Technologies	217.2	210.1	34.0	40.5	15.7%	19.3%
Total segment results	1,820.3	1,822.3	211.0	255.0	11.6%	14.0%
Asbestos-related benefit, net	—	—	40.3	99.7	—	—
Eliminations / Other corporate costs	(3.3)	(3.5)	(16.0)	(28.4)	—	—
Total Eliminations / Corporate and Other costs	(3.3)	(3.5)	24.3	71.3	—	—
Total	$1,817.0	$1,818.8	$235.3	$326.3	12.9%	17.9%

	Total Assets		Capital Expenditures		Depreciation & Amortization
For the Nine Months Ended September 30	2016	2015(a)	2016	2015	2016	2015
Industrial Process	$1,030.1	$1,097.5	$14.9	$13.0	$21.0	$20.9
Motion Technologies	838.5	779.8	45.5	28.7	32.7	20.5
Interconnect Solutions	312.8	303.2	2.9	15.6	9.0	7.9
Control Technologies	380.9	370.6	4.4	4.3	9.2	9.1
Corporate and Other	1,155.3	1,172.5	0.4	2.6	4.6	4.7
Total	$3,717.6	$3,723.6	$68.1	$64.2	$76.5	$63.1

(a)	Amounts reflect balances as of December 31, 2015.
NOTE 4
RESTRUCTURING ACTIONS
The table below summarizes the restructuring costs presented within general and administrative expenses in our Consolidated Condensed Income Statements for the three and nine months ended September 30, 2016 and 2015.

	Three Months		Nine Months
For the Periods Ended September 30	2016	2015	2016	2015
Severance costs	$3.1	$1.1	$22.0	$16.2
Asset write-offs	0.2	0.7	0.4	0.7
Other restructuring costs	0.7	—	1.4	0.9
Total restructuring costs	$4.0	$1.8	$23.8	$17.8
By segment:
Industrial Process	$2.9	$0.6	$19.9	$10.6
Motion Technologies	1.1	—	2.5	—
Interconnect Solutions	—	0.9	—	6.2
Control Technologies	—	0.3	0.9	0.8
Corporate and Other	—	—	0.5	0.2
The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Condensed Balance Sheet within accrued liabilities, for the nine months ended September 30, 2016 and 2015.

For the Periods Ended September 30	2016	2015
Restructuring accruals - beginning balance	$20.0	$21.9
Restructuring costs	23.8	17.8
Cash payments	(22.7)	(19.5)
Asset write-offs	(0.4)	(0.7)
Foreign exchange translation and other	—	(0.3)
Restructuring accrual - ending balance	$20.7	$19.2
By accrual type:
Severance accrual	$19.4	$18.2
Facility carrying and other costs accrual	1.3	1.0
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

Industrial Process Restructuring Actions
Beginning in early 2015, we have been executing a series of restructuring actions focused on achieving efficiencies and reducing the overall cost structure of the Industrial Process segment. During the nine months ended September 30, 2016, we continued to pursue these objectives and we recognized $19.9 of restructuring costs primarily related to severance for approximately 370 employees. During 2015, we recognized restructuring costs of $12.2 for these actions, with $10.6 recognized during the first nine months of 2015. Total restructuring costs under these actions through September 30, 2016 are $32.1 mainly related to severance for approximately 570 employees. These actions are expected to be substantially complete during the next three months. However, we will continue to monitor and evaluate the need for any additional restructuring actions.
The following table provides a rollforward of the restructuring accruals associated with the Industrial Process restructuring actions.

For the Nine Months Ended September 30	2016	2015
Restructuring accruals - beginning balance	$4.9	$—
Restructuring costs	19.9	10.6
Cash payments	(12.8)	(3.1)
Asset write-offs	(0.4)	(0.7)
Foreign exchange translation and other	0.3	—
Restructuring accruals - ending balance	$11.9	$6.8
Interconnect Solutions Restructuring Actions
Beginning in 2013, we initiated a series of restructuring actions to improve the overall cost structure of our ICS segment. These actions included headcount reductions of approximately 500 employees and the transition of certain production lines from one location to an existing lower cost manufacturing site. Payments related to these actions were completed in 2016.
In May 2015, we initiated a separate restructuring action designed to further reduce the cost structure of the ICS segment primarily through additional headcount reductions of approximately 100 employees, for which the Company recognized costs of $6.5 during 2015. Payments related to the remaining accrual for this action are expected to be substantially completed in 2017.
The following table provides a rollforward of the restructuring accrual associated with the Interconnect Solutions restructuring actions.

For the Nine Months Ended September 30	2016	2015
Restructuring accruals - beginning balance	$9.4	$17.1
Restructuring costs	—	6.2
Cash payments	(7.0)	(12.1)
Foreign exchange translation and other	(0.1)	(0.2)
Restructuring accruals - ending balance	$2.3	$11.0

NOTE 5
INCOME TAXES
For the three months ended September 30, 2016 and 2015, the Company recognized income tax expense of $46.1 and $11.4 with an effective tax rate of 34.3% and 10.6%, respectively. For the nine months ended September 30, 2016 and 2015, the Company recognized income tax expense of $75.3 and $53.0 with an effective tax rate of 32.2% and 16.1%, respectively. The higher effective tax rate in 2016 is primarily driven by an increase in the deferred tax liability on foreign earnings which are not considered indefinitely reinvested, whereas the lower effective tax rate in 2015 was primarily driven by the settlement of a U.S. income tax audit and the release of the valuation allowance on certain net deferred tax assets in China due to positive income in recent years. The Company continues to benefit from a larger mix of earnings in non-U.S. jurisdictions with favorable tax rates.
During the third quarter of 2016, the Company effectively settled the U.S. income tax audit for tax years 2012-2013. The Company recorded a tax benefit of $3.6 in continuing operations, which primarily relates to the realization of previously unrecognized tax positions.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, Germany, Hong Kong, Italy, Mexico, South Korea, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $18 due to changes in audit status, expiration of statutes of limitations and other events. In addition, the settlement of any future examinations relating to the 2011 and prior tax years could result in changes in amounts attributable to the Company under its existing Tax Matters Agreement with Exelis and Xylem.
NOTE 6
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT for the three and nine months ended September 30, 2016 and 2015.

	Three Months		Nine Months
For the Periods Ended September 30	2016	2015	2016	2015
Basic weighted average common shares outstanding	89.2	89.4	89.5	89.9
Add: Dilutive impact of outstanding equity awards	0.5	0.9	0.7	0.9
Diluted weighted average common shares outstanding	89.7	90.3	90.2	90.8
The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 because they were anti-dilutive.

	Three Months		Nine Months
For the Periods Ended September 30	2016	2015	2016	2015
Anti-dilutive stock options	0.7	0.4	0.7	0.4
Weighted average exercise price per share	$37.99	$42.42	$38.47	$42.53
Year(s) of expiration	2024 - 2026	2024 - 2025	2024 - 2026	2024 - 2025
In addition, 0.2 of outstanding PSU awards were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 respectively, as the necessary return on invested capital performance conditions had not yet been satisfied.

NOTE 7
RECEIVABLES, NET

	September 30, 2016	December 31, 2015
Trade accounts receivable	$565.9	$554.0
Notes receivable	4.0	3.9
Other	41.3	43.1
Receivables, gross	611.2	601.0
Less: Allowance for doubtful accounts	(16.0)	(16.1)
Receivables, net	$595.2	$584.9
NOTE 8
INVENTORIES, NET

	September 30, 2016	December 31, 2015
Finished goods	$44.9	$60.9
Work in process	65.0	56.0
Raw materials	171.8	162.9
Inventoried costs related to long-term contracts	44.9	43.0
Total inventory before progress payments	326.6	322.8
Less: Progress payments	(21.5)	(30.1)
Inventories, net	$305.1	$292.7
NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS

	September 30, 2016	December 31, 2015
Asbestos-related assets	$66.0	$74.5
Short-term investments	15.0	64.9
Prepaid income taxes	15.1	14.3
Other	43.6	50.7
Other current assets	$139.7	$204.4
Other employee benefit-related assets	$96.0	$92.9
Environmental-related assets(a)	34.1	10.8
Capitalized software costs	34.8	28.2
Other	21.4	21.4
Other non-current assets	$186.3	$153.3

(a)
Environmental-related assets increased $23.3 primarily related to a settlement agreement and establishment of a Qualified Settlement Fund (QSF), which can be drawn upon to pay certain future environmental expenses associated with environmental remediation sites covered under the settlement agreement. See Note 17, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information on environmental-related matters.

NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET

	September 30, 2016	December 31, 2015
Land and improvements	$30.0	$25.4
Machinery and equipment	928.0	909.3
Buildings and improvements	244.4	242.0
Furniture, fixtures and office equipment	69.3	66.3
Construction work in progress	45.6	42.3
Other	5.6	6.7
Plant, property and equipment, gross	1,322.9	1,292.0
Less: Accumulated depreciation	(872.6)	(848.5)
Plant, property and equipment, net	$450.3	$443.5
Depreciation expense of $18.1 and $55.5 and $16.4 and $50.4 was recognized in the three and nine months ended September 30, 2016 and 2015, respectively.
NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the nine months ended September 30, 2016 by segment.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total
Goodwill - December 31, 2015	$312.6	$201.0	$69.0	$195.7	$778.3
Adjustments to purchase price allocations	—	0.3	—	0.4	0.7
Foreign exchange translation	4.3	1.2	0.3	—	5.8
Goodwill - September 30, 2016	$316.9	$202.5	$69.3	$196.1	$784.8
Other Intangible Assets, Net
Information regarding our other intangible assets is as follows:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$157.1	$(56.3)	$100.8	$157.4	$(45.3)	$112.1
Proprietary technology	53.4	(16.2)	37.2	54.9	(12.7)	42.2
Patents and other	8.7	(7.5)	1.2	8.6	(6.6)	2.0
Finite-lived intangible total	219.2	(80.0)	139.2	220.9	(64.6)	156.3
Indefinite-lived intangibles	27.2	—	27.2	30.9	—	30.9
Other intangible assets	$246.4	$(80.0)	$166.4	$251.8	$(64.6)	$187.2
Amortization expense related to finite-lived intangible assets was $5.5 and $15.6 and $3.0 and $8.7 for the three and nine months ended September 30, 2016 and 2015, respectively.
During the second quarter of 2016, we recognized an impairment loss of $4.1 within general and administrative expenses related to indefinite-lived trade names within our Industrial Process segment. The impairment loss was the result of the challenging economic conditions within the upstream oil and gas market.

NOTE 12
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	September 30, 2016	December 31, 2015
Compensation and other employee-related benefits	$123.5	$138.6
Asbestos-related liabilities	76.1	88.0
Customer-related liabilities	41.3	38.0
Accrued income taxes and other tax-related liabilities	44.2	30.9
Environmental liabilities and other legal matters	26.0	24.0
Accrued warranty costs	18.9	21.7
Other accrued liabilities	52.6	51.5
Accrued liabilities	$382.6	$392.7
Deferred income taxes and other tax-related accruals	$28.3	$44.5
Environmental liabilities	62.1	72.0
Compensation and other employee-related benefits	33.9	35.6
Other(a)	65.9	37.8
Other non-current liabilities	$190.2	$189.9

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

NOTE 13
DEBT

	September 30, 2016	December 31, 2015
Commercial paper	$151.0	$94.5
Short-term loans	100.0	150.0
Current maturities of long-term debt and capital leases	0.9	1.2
Short-term loans and current maturities of long-term debt	251.9	245.7
Long-term debt and capital leases	2.3	2.8
Total debt and capital leases	$254.2	$248.5
Commercial Paper
Commercial paper outstanding was $151.0 and $94.5, had an associated weighted average interest rate of 0.97% and 1.04% and maturity terms less than one month from the date of issuance as of September 30, 2016 and December 31, 2015, respectively.
Short-term Loans
As of September 30, 2016 and December 31, 2015, we had $100.0 and $150.0 in outstanding borrowings under our $500 revolving credit facility, respectively, with an associated weighted average interest rate of 1.63% and 1.55%, respectively. Please refer to the Liquidity section within "Item 2. Management's Discussion and Analysis," for additional information on the revolving credit facility as well as our overall funding and liquidity strategy.

NOTE 14
POSTRETIREMENT BENEFIT PLANS
The following tables provide the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three and nine months ended September 30, 2016 and 2015.

	2016			2015
For the Three Months Ended September 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$1.5	$0.2	$1.7	$1.4	$0.3	$1.7
Interest cost	3.3	1.2	4.5	3.6	1.4	5.0
Expected return on plan assets	(5.0)	(0.1)	(5.1)	(5.1)	(0.2)	(5.3)
Amortization of prior service cost (benefit)	0.2	(1.6)	(1.4)	0.2	(2.8)	(2.6)
Amortization of net actuarial loss	2.0	1.2	3.2	2.2	1.3	3.5
Total net periodic benefit cost	$2.0	$0.9	$2.9	$2.3	$—	$2.3

	2016			2015
For the Nine Months Ended September 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$4.0	$0.6	$4.6	$4.0	$0.7	$4.7
Interest cost	10.2	3.6	13.8	10.7	3.8	14.5
Expected return on plan assets	(15.1)	(0.4)	(15.5)	(15.3)	(0.6)	(15.9)
Amortization of prior service cost (benefit)	0.7	(4.9)	(4.2)	0.7	(8.3)	(7.6)
Amortization of net actuarial loss	5.7	3.6	9.3	6.5	3.5	10.0
Total net periodic benefit cost (benefit)	$5.5	$2.5	$8.0	$6.6	$(0.9)	$5.7
We made contributions to our global postretirement plans of $11.9 and $8.2 during the nine months ended September 30, 2016 and 2015, respectively. We expect to make contributions of approximately $2 to $5 during the remainder of 2016, principally related to our other postretirement employee benefit plans.
Amortization from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss was $1.2 and $3.5 and $0.8 and $1.9, net of tax, for the three and nine months ended September 30, 2016 and September 30, 2015, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.
NOTE 15
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses. The following table provides the components of LTIP costs for the three and nine months ended September 30, 2016 and 2015.

	Three Months		Nine Months
For the Periods Ended September 30	2016	2015	2016	2015
Equity based awards	$3.2	$4.2	$9.1	$11.1
Liability-based awards	0.4	(0.1)	1.2	0.8
Total share-based compensation expense	$3.6	$4.1	$10.3	$11.9
As of September 30, 2016, there was estimated unrecognized compensation cost of $23.3 related to unvested equity-based awards that is expected to be recognized ratably over a weighted-average period of 2.0 years, and $2.6 related to unvested liability-based awards that are expected to be recognized ratably over a weighted-average period of 2.0 years.

Year-to-Date 2016 LTIP Activity
The majority of our LTIP activity occurs during the first quarter of each year. During the nine months ended September 30, 2016, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Non-qualified stock options (NQOs)	0.4	$9.16
Restricted stock units (RSUs)	0.3	$33.28
Performance stock units (PSUs)	0.2	$33.27
The NQOs vest either on the completion of a three-year service period or annually in three equal installments, as determined by employee level, and have a 10-year expiration period. RSUs and PSUs vest on the completion of a three-year service period.
During the nine months ended September 30, 2016 and 2015, 0.4 and 0.3 NQOs were exercised resulting in proceeds of $8.8 and $5.5, respectively. During each of the nine months ended September 30, 2016 and 2015, RSUs of 0.3 vested and were issued. In addition, 0.2 PSUs that vested on December 31, 2015 were issued during the nine months ended September 30, 2016.
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
NOTE 16
CAPITAL STOCK
On October 27, 2006, a three-year $1 billion share repurchase program was approved by the Board of Directors (Share Repurchase Program). On December 16, 2008, the provisions of the Share Repurchase Program were modified by the Board of Directors to replace the original three-year term with an indefinite term. During the nine months ended September 30, 2016 and 2015, we repurchased 1.9 and 2.0 shares of common stock for $66.6 and $80.0, respectively, under this program. To date, the Company has repurchased 20.3 shares for $825.9 under the Share Repurchase Program.
Separate from the Share Repurchase Program, the Company repurchased 0.2 shares and 0.1 shares for an aggregate price of $7.8 and $3.9, during the nine months ended September 30, 2016 and 2015, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs.
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
Asbestos Matters
Subsidiaries of ITT, including ITT LLC (f/k/a ITT Corporation) and Goulds Pumps LLC (f/k/a Goulds Pumps, Inc.), have been sued, along with many other legacy companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of September 30, 2016, there were approximately 30 thousand pending claims against ITT subsidiaries, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

For the Nine Months Ended September 30 (in thousands)	2016
Pending claims – Beginning	37
New claims	3
Settlements	(1)
Dismissals	(9)
Pending claims – Ending	30
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
Income Statement Costs/Benefit
In the third quarter of each year, we conduct our annual remeasurement with the assistance of outside consultants in order to review and update the underlying assumptions used in our asbestos liability and related asset estimates. In each remeasurement, the underlying assumptions are updated based on our actual experience since our previous annual remeasurement, and we reassess the appropriate reference period used in determining each assumption and our expectations regarding future conditions, including inflation.
Based on the results of this study, in the third quarter of 2016, we decreased our estimated undiscounted asbestos liability, including legal fees, by $75.9, reflecting a decrease in costs the company estimates will be incurred to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The decrease in our estimated liability is a result of several developments, including favorable experience in dismissal rates and settlement values. These favorable factors were offset, in part, by an increase in number of cases expected to be adjudicated. Further, in the third quarter of 2016, the Company increased its estimated asbestos-related assets by $5.9, primarily due to an increase in expected recoveries due to a favorable court decision.
During each of the first and second quarters of 2016, we entered into a settlement agreement with an insurer to settle responsibility for multiple insurance claims. Under the terms of the settlements, the insurers agreed to a payment or specified series of payments to a QSF, resulting in a benefit of $2.6 and a loss of $4.7, respectively.
During the second quarter of 2015, the Company changed its asbestos defense strategy and retained a single firm to defend the Company in all asbestos litigation. This long-term strategy streamlined the Company’s management of cases and significantly reduced defense costs. Our agreement with the defense firm was initially limited to a certain set of claims and the remaining claims were expected to transition within the next four years; however, ITT was able to transition the remaining claims during the second quarter of 2016 as a result of the settlement described above. Based on the terms of the agreement, the Company adjusted its asbestos liability and related assets and recognized a net benefit of $4.9 and $100.7 during the nine months ended September 30, 2016 and 2015, respectively, for the revised estimate of the cost to defend pending claims and claims expected to be filed over the next 10 years.
In addition to the charges associated with our annual remeasurement, we record a net asbestos charge each quarter to maintain a rolling 10-year forecast period. The table below summarizes the total net asbestos charges for the three and nine months ended September 30, 2016 and 2015.

	Three Months		Nine Months
For the Periods Ended September 30	2016	2015	2016	2015
Asbestos provision	$13.7	$15.7	$44.3	$47.0
Net asbestos remeasurement benefit	(81.8)	(44.8)	(81.8)	(44.8)
Defense cost adjustment	—	—	(4.9)	(100.7)
Settlement agreements	—	(1.2)	2.1	(1.2)
Asbestos-related benefit, net	$(68.1)	$(30.3)	$(40.3)	$(99.7)

Changes in Financial Position
The following table provides a rollforward of the estimated asbestos liability and related assets for the nine months ended September 30, 2016 and 2015.

	2016			2015
For the Nine Months Ended September 30	Liability	Asset	Net	Liability	Asset	Net
Beginning balance	$1,042.8	$412.0	$630.8	$1,223.2	$476.4	$746.8
Asbestos provision	51.6	7.3	44.3	54.8	7.8	47.0
Asbestos remeasurement	(75.9)	5.9	(81.8)	(52.7)	(7.9)	(44.8)
Defense costs adjustment	(4.9)	—	(4.9)	(124.2)	(23.5)	(100.7)
Settlement agreements	—	(2.1)	2.1	—	1.2	(1.2)
Net cash activity	(61.8)	(37.3)	(24.5)	(52.3)	(37.1)	(15.2)
Ending balance	$951.8	$385.8	$566.0	$1,048.8	$416.9	$631.9
Current portion	$76.1	$66.0		$87.6	$74.5
Noncurrent portion	$875.7	$319.8		$961.2	$342.4
Environmental
In the ordinary course of business, we are subject to federal, state, local, and foreign environmental laws and regulations. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and site remediation. These sites are in various stages of investigation or remediation and in many of these proceedings our liability is considered de minimis. We have received notification from the U.S. Environmental Protection Agency, and from similar state and foreign environmental agencies, that a number of sites formerly or currently owned or operated by ITT, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation or remediation. These sites include instances where we have been identified as a potentially responsible party under federal and state environmental laws and regulations.
The following table provides a rollforward of the estimated environmental liability for the nine months ended September 30, 2016 and 2015.

For the Nine Months Ended September 30	2016	2015
Environmental liability - beginning balance	$82.6	$89.9
Change in estimates for pre-existing accruals
Continuing operations	2.4	1.4
Discontinued operations	0.7	(2.8)
Net cash activity	(10.2)	(9.1)
Foreign currency	—	(0.4)
Environmental liability - ending balance	$75.5	$79.0
In the fourth quarter of 2015, ITT entered into a settlement agreement with one of our insurance providers whereby the provider agreed to pay the net present value of the remaining limits of the policy amounting to approximately $34.2. In the first quarter of 2016, the Company received $2.0 in cash and $32.2 was deposited into a QSF which can be drawn upon to pay certain future environmental expenses associated with remediation sites covered under the policy, including sites owned by a former subsidiary of the Company. The Company recorded $23.0 of deferred income related to the settlement representing the excess of QSF monies over the probable liabilities associated with the covered remediation sites. In addition to the QSF asset, there is a receivable of $2.0 from other third parties for reimbursement of environmental costs. The total environmental-related asset as of September 30, 2016 and December 31, 2015 was $34.1 and $12.8, respectively.
We are currently involved with 40 active environmental investigation and remediation sites. At September 30, 2016, we have estimated the potential high-end liability range of environmental-related matters to be $127.7.
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
NOTE 18
ACQUISITIONS
Wolverine Automotive Holdings
On October 5, 2015, we completed the acquisition of Wolverine Automotive Holdings Inc., the parent company of Wolverine Advanced Materials LLC (Wolverine). Wolverine is a manufacturer of customized technologies for automotive braking systems and specialized sealing solutions for harsh operating environments across a range of industries. The purchase price of $307.0, net of cash acquired, was funded through a combination of cash and borrowings from our revolving credit facility. Wolverine had approximately 680 employees globally as of September 30, 2016. Wolverine reported 2014 revenues of $154, including $17 of sales to ITT.
The allocation of the purchase price is based on the fair value of assets acquired, liabilities assumed and non-controlling interests in Wolverine as of October 5, 2015 and a preliminary estimate of fair value for deferred income taxes. Our assessment of fair value of deferred income taxes will be finalized during the fourth quarter of 2016 and changes to the preliminary estimates will be recorded as adjustments to those deferred income tax assets and liabilities with a corresponding adjustment to goodwill.
The goodwill of $161.9, which has been assigned to the Motion Technologies segment, is not deductible for income tax purposes. Other intangibles acquired include existing customer relationships, proprietary technology, and trade names.
Allocation of Purchase Price for Wolverine

Cash	$8.5
Receivables	31.6
Inventory	35.0
Plant, property and equipment	28.5
Goodwill	161.9
Other intangible assets	86.0
Other assets	12.3
Accounts payable and accrued liabilities	(21.2)
Postretirement liabilities	(14.6)
Other liabilities	(12.5)
Net assets acquired	$315.5
Pro forma results of operations have not been presented because the acquisition was not deemed material at the acquisition date.

NOTE 19
SUBSEQUENT EVENTS
Agreement to Acquire Axtone Railway Group
On November 3, 2016, we entered into an agreement to acquire Axtone Railway Group (Axtone) for cash consideration of $118. The final purchase price is subject to a customary net working capital adjustment. Axtone, with estimated 2016 revenue of $80 and approximately 660 employees, is a manufacturer of highly engineered and customized energy absorption solutions for railway and other harsh-environment industrial markets, including springs, buffers and coupler components that are critical safety technologies. The acquisition is expected to close in the first quarter of 2017, subject to customary closing conditions and appropriate regulatory approvals. Axtone will be reported within the Motion Technologies segment.
Pension Settlement
ITT has initiated a program offering certain former U.S. employees with a vested pension benefit an option to take a one-time lump sum distribution as part of ITT’s overall plan to de-risk its pension plans. Based on an estimate of participants expected to accept the offer, ITT expects to recognize a non-cash pretax pension settlement charge of approximately $18 to $20 in the fourth quarter of 2016.
The impact of the settlement will not materially impact the plans' funded status, future pension expense, or require additional contributions to the plans.

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
Our businesses share a common, repeatable operating model. Each business applies technology and engineering expertise to solve our customers' most pressing challenges. Our applied engineering aptitude enables a tight business fit with our customers given the critical nature of their applications. This in turn provides us with unique insight to our customer’s requirements and enables us to develop solutions to assist our customers in achieving their business goals. Our technology and customer intimacy work in tandem to produce opportunities to capture recurring revenue streams, aftermarket opportunities, and long-lived original equipment manufacturer (OEM) platforms.
Our product and service offerings are organized into four segments: Industrial Process, Motion Technologies, Interconnect Solutions and Control Technologies. See Note 3, Segment Information, in this Report for a summary description of each segment. Additional information is also available in our 2015 Annual Report within Part I, Item 1, "Description of Business".
DISCUSSION OF FINANCIAL RESULTS
Three and Nine Months Ended September 30

	Three Months				Nine Months
For the Periods Ended September 30	2016	2015	Change		2016	2015	Change
Revenue	$581.7	$601.9	(3.4%)		$1,817.0	$1,818.8	(0.1%)
Gross profit	183.9	194.9	(5.6%)		584.8	607.8	(3.8%)
Gross margin	31.6%	32.4%	(80	)bp	32.2%	33.4%	(120	)bp
Operating expenses(a)	49.1	91.0	(46.0%)		349.5	281.5	24.2%
Expense to revenue ratio	8.4%	15.1%	(670	)bp	19.2%	15.5%	370	bp
Operating income	134.8	103.9	29.7%		235.3	326.3	(27.9%)
Operating margin	23.2%	17.3%	590	bp	12.9%	17.9%	(500	)bp
Interest and non-operating expenses (income), net	0.3	(4.0)	(107.5%)		1.5	(2.5)	(160.0%)
Income tax expense	46.1	11.4	304.4%		75.3	53.0	42.1%
Effective tax rate	34.3%	10.6%	2,370	bp	32.2%	16.1%	1,610	bp
Income from continuing operations attributable to ITT Inc.	88.3	96.5	(8.5%)		158.3	275.8	(42.6%)
Income from discontinued operations, net of tax	1.8	34.2	(94.7%)		2.0	39.3	(94.9%)
Net income attributable to ITT Inc.	90.1	130.7	(31.1%)		160.3	315.1	(49.1%)

(a)
Operating expenses for the three and nine months ended September 30, 2016 and 2015 includes activity related to asbestos matters. Refer to Note 17, Commitments and Contingencies, for additional information.

All comparisons included within Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three and nine months ended September 30, 2015, unless stated otherwise.

Executive Summary
During the third quarter of 2016, we had a strong emphasis on reducing costs and strategically managing through the current challenging environment and its impact on our key flow end markets, with our continued focus on long-term growth and value creation in areas such as market expansion, capital deployment, risk mitigation, and operational improvements. We continued the structural reset of our Industrial Process segment to optimize and align our business and their respective cost structure to support these challenging market conditions, particularly within oil and gas and mining. Our third quarter results reflect benefits from our on-going Lean transformation and cost actions, as well as from our balanced and diverse portfolio as the impact of difficult markets were mitigated by our continued market share growth and geographic expansion in the transportation end-markets. In relation to capital deployment, we executed nearly $50 of share repurchases during the third quarter and announced a plan to de-risk certain long-term obligations by executing a voluntary pension settlement program in the fourth quarter. We have also reached an agreement to acquire Axtone Railway Group (Axtone), a manufacturer of highly engineered and customized energy absorption solutions for railway and other harsh environment industrial markets. See Note 19, Subsequent Events, in the Notes to Consolidated Condensed Financial Statements for additional information regarding the pending acquisition of Axtone.
Revenue of $581.7 for the third quarter of 2016 decreased $20.2 or 3.4% compared to the prior year, reflecting sales volume declines and pricing challenges at our Industrial Process segment due to the challenging conditions experienced within the oil and gas and mining markets, coupled with on-going revenue softness in the short-cycle North American chemical and industrial pump markets. However, our 2016 third quarter revenue results also reflect 21% growth in the transportation markets, driven by share gains in our automotive brake pad business and incremental benefits from our 2015 Wolverine acquisition at our Motion Technologies segment. Organic revenue, which excludes the impacts from foreign exchange, acquisitions, and divestitures, declined 9.5% compared to the prior year.
Orders received during the third quarter of 2016 were $573.4 reflecting an increase of $43.0, or 8.1%, including incremental benefits of $40.6 from our 2015 acquisition of Wolverine. Organic orders increased 0.5%, as strong growth in transportation markets, primarily from past automotive platform wins that have entered the production cycle, and significant petrochemical pump project orders. The organic order growth was partially offset by lower order activity from industrial and upstream oil and gas markets reflecting weak market conditions resulting from capital project uncertainty, extended deferrals in the aftermarket and replacement cycle, and difficult prior year comparisons.
Operating income of $134.8 for the third quarter of 2016 reflects a $30.9 increase from the prior year primarily due to our annual asbestos remeasurement which resulted in a benefit of $81.8 compared to a $44.8 benefit recognized in the third quarter of 2015. Our operating results for the quarter also reflect productivity improvements across all of our business segments, savings from past restructuring actions, incremental contributions from our 2015 Wolverine acquisition, and lower corporate costs. However, lower Industrial Process segment sales volume and adverse pricing headwinds, as well as lower profitability on complex pump projects and unfavorable foreign currency impacts partially offset the growth in operating income.
Income from continuing operations attributable to ITT during the third quarter of 2016 was $88.3, representing a decrease of $8.2 or 8.5%. The decrease was driven by lower segment operating income, higher income tax expense, and unfavorable foreign currency impacts, which were partially offset by a higher benefit from our annual asbestos remeasurement that was recognized in the third quarter of 2016. Adjusted income from continuing operations, a non-GAAP measure, was $52.0, or $0.58 per diluted share for the third quarter of 2016, representing a decrease of $4.9 or 8.6%.
As we near the end of 2016, we believe that the persistent volatility in the global macroeconomic environment, particularly in the oil and gas end-market, may continue and that these conditions may have an impact to our businesses and financial results. Demand for our products that serve the oil and gas market, primarily pumps and connectors that represented approximately 20% of 2015 revenue, depend substantially on the level of expenditures by the oil and gas industry for development and production. These expenditures are generally dependent on the industry’s view of future demand for oil and natural gas. Oil and gas prices have been volatile and have remained at low levels for a sustained period of time, resulting in lower expenditures by the oil and gas industry. As a result, many of our customers have reduced or delayed spending, thus reducing the demand for our products and exerting downward pressure on the prices for our products. In addition, some of our customers are in regions with significant geopolitical instability, such as Venezuela. These conditions or worsening of economic conditions related to our business could result in the cancellation of contracts or impact the collectability of certain accounts and may have an adverse impact on our results of operations and financial condition including but not limited to further restructuring and impairment charges.
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled "Key Performance Indicators and Non-GAAP Measures" for reconciliations between GAAP and non-GAAP metrics.
REVENUE

For the Three Months Ended September 30	2016	2015	Change	Organic Revenue Growth(a)
Industrial Process	$195.0	$270.6	(27.9)%	(26.1)%
Motion Technologies	238.7	179.9	32.7%	10.1%
Interconnect Solutions	78.6	82.8	(5.1)%	(6.3)%
Control Technologies	70.5	69.8	1.0%	0.6%
Eliminations	(1.1)	(1.2)	(8.3)%	—
Revenue	$581.7	$601.9	(3.4)%	(9.5)%

For the Nine Months Ended September 30	2016	2015	Change	Organic Revenue Growth(a)
Industrial Process	$618.0	$813.7	(24.1)%	(21.1)%
Motion Technologies	755.3	555.5	36.0%	13.2%
Interconnect Solutions	229.8	243.0	(5.4)%	(6.0)%
Control Technologies	217.2	210.1	3.4%	0.6%
Eliminations	(3.3)	(3.5)	(5.7)%	—
Revenue	$1,817.0	$1,818.8	(0.1)%	(6.1)%

(a)	See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue.
Industrial Process
Revenue for the three and nine months ended September 30, 2016 decreased $75.6, or 27.9%, and $195.7, or 24.1%, including an unfavorable foreign currency translation impact of $5.0 and $24.0, respectively. Organic revenue for the three and nine months ended September 30, 2016 declined $70.6, or 26.1%, and $171.7, or 21.1%, respectively. The decrease in both periods reflects challenging conditions within the oil and gas, mining, and chemical and industrial markets that have driven lower demand for original equipment and replacement parts, as well as the postponement of customer maintenance activities. These market conditions contributed to revenue declines for the projects, baseline pumps and aftermarket portions of our business, of approximately 51%, 17% and 13%, during the three month period ended September 30, 2016, respectively, and declines of 42%, 15% and 12% for the nine month period ended September 30, 2016, respectively.
Orders for the three months ended September 30, 2016 decreased $10.0, or 4.8%, including an unfavorable foreign currency translation impact of $2.0. Organic orders for the three months ended September 30, 2016 decreased $8.0, or 3.8%, primarily driven by a 10% decline in oil and gas pump orders, as weak activity from global upstream and midstream markets was partially offset by solid downstream project and aftermarket activity, as well as a 20% decline in general industrial pumps due to soft North American market conditions and strong prior year project activity. The decline in organic orders was partially offset by a 32% increase in chemical pump orders that reflected increased petrochemical project activity in North America and the Middle East.
Orders for the nine months ended September 30, 2016 decreased $115.6, or 16.4%, including an unfavorable foreign currency translation impact of $20.2. Organic orders for the nine months ended September 30, 2016 decreased $95.4, or 13.6%, due to the challenging market conditions across all markets which has delayed capital projects, as well as customer maintenance and replacement activities that have resulted in lower pump projects, baseline pumps, and aftermarket activity of approximately 22%, 12% and 12%, respectively, as compared to the prior year.

Backlog
The level of order and shipment activity related to engineered project pumps can vary significantly from period to period, which may impact the year-over-year comparisons. Backlog as of September 30, 2016 was $370.8, reflecting a decrease of $40.1, or 9.8%, from the December 31, 2015 level. The decrease reflects lower project order intake due to global capital project delays and lower oil and gas and mining orders due to market uncertainty and volatility. The book-to-bill ratio for the three and nine months ended September 30, 2016 was 1.02 and 0.95, respectively.
Motion Technologies
Revenue for the three months ended September 30, 2016 increased $58.8, or 32.7%, including incremental revenue of $40.1 from our 2015 acquisition of Wolverine. Organic revenue increased $18.2, or 10.1%, driven by growth of approximately 14% within our Friction Technologies business reflecting 19% growth in global OEM from share gains and market strength, mostly driven by China and Europe, and 7% growth in aftermarket due to past platforms shifting to the dealer service cycle as well as favorable independent aftermarket results. Sales from our KONI Shock Absorber business decreased approximately 8%, due to weakness in the rail market in China and North America.
Revenue for the nine months ended September 30, 2016 increased $199.8, or 36.0%, including incremental revenue of $126.4 from our 2015 acquisition of Wolverine. Organic revenue increased $73.5, or 13.2%, due to continued strength within our Friction Technologies business as revenue grew 16% compared to prior year. The organic growth in revenue was driven primarily by gains in the OEM channel of approximately 22%, primarily due to global share gains, and OES which delivered 11% sales growth. Independent aftermarket sales also contributed growth of 3%. Sales from our KONI business were flat as revenue growth of 7% in the automotive market was offset by a decline in the rail market activity.
Orders for the three months ended September 30, 2016 increased $59.3, or 33.4%, including additional orders of $40.6 from our acquisition of Wolverine. Orders for the nine months ended September 30, 2016 increased $202.1, or 36.0%, including additional orders of $126.8 from our acquisition of Wolverine. Organic orders increased $17.7, or 10.0%, and $75.1, or 13.4%, during the three and nine months ended September 30, 2016, respectively, primarily due to continued growth by our Friction Technologies business from global share gains on new automotive platforms that are entering production and an expanding customer base. For the three months ended September 30, 2016, KONI orders increased approximately 5% due to solid wins in the China and North America rail market as well as growth in aftermarket products for high performance cars. For the nine months ended September 30, 2016, KONI orders increased approximately 6% due to strength in the U.S. defense market related to an existing position on a U.S. military platform.
Interconnect Solutions
Revenue for the three and nine months ended September 30, 2016 decreased by $4.2, or 5.1%, and $13.2, or 5.4%, including favorable foreign currency translation impacts of $1.0 and $1.4, respectively. Organic revenue for the three and nine months ended September 30, 2016 declined $5.2, or 6.3%, and $14.6, or 6.0%, respectively, primarily due to the year-over-year weakness in the global oil and gas market that drove lower demand for our upstream connectors. In addition, revenue from end-of-life non-strategic connector platforms declined $1.3 and $3.7 during the three and nine months ended September 30, 2016, respectively.
Orders for the three and nine months ended September 30, 2016 decreased $11.4, or 13.7%, and $26.3, or 10.5%, including favorable foreign currency translation impacts of $0.8 and $1.2, respectively. Organic orders for the three and nine months ended September 30, 2016 decreased $12.2, or 14.6%, and $27.5, or 11.0%, respectively, as year-over-year weakness in the upstream oil and gas market drove declines of approximately 40% in both periods, as well as lower defense market order activity of approximately 12% and 9%, respectively. In addition, the quarter-to-date comparison against the prior year reflects lower industrial order activity of approximately 20% primarily due to softness in the U.S. heavy vehicle and off-road market this year and a difficult comparison to a single large prior year order. The year-to-date industrial order activity declined approximately 7% and the decline from end-of-life non-strategic connector platforms was approximately $3 or 14%.
Control Technologies
Revenue for the three months ended September 30, 2016 increased $0.7, or 1.0%, and organic revenue increased $0.4, or 0.6%, which reflects growth in energy absorption products of approximately 20%, aerospace aftermarket spares of approximately 30% and an increase in defense program shipments, which was offset by a difficult prior year commercial OEM comparison and a decline in our Enivate product line.

Revenue for the nine months ended September 30, 2016 increased $7.1, or 3.4%. Organic revenue increased $1.2, or 0.6%, which excludes the first quarter 2016 incremental benefit from our 2015 acquisition of Hartzell Aerospace of $8.8, as well as revenue of $3.4 from the 2015 period generated by an industrial motors product line that was divested in May 2015 and favorable foreign currency translation impacts of $0.5. During the nine months ended September 30, 2016, the increase in organic revenue was driven by higher defense program and aerospace aftermarket shipments, partially offset by difficult prior year comparisons in commercial aerospace OEM. Sales of industrial components declined approximately 2% primarily due to general softness in global industrial and energy markets.
Orders for the three months ended September 30, 2016 increased by $5.0, or 8.1%, and organic orders increased $4.8, or 7.7%, primarily due to growth of 16% in aerospace and defense orders due to strong bookings in commercial aerospace OEM and aftermarket, strong defense platform activity, and Hartzell environmental control system (ECS) platform ramp-ups. Organic order growth during the quarter was partially offset by weakness in industrial orders that declined 13% due to energy market dynamics.
Orders for the nine months ended September 30, 2016 increased $18.2, or 8.5%. Organic orders for the nine months ended September 30, 2016 increased $9.0, or 4.2%, which excludes the incremental benefit from our 2015 acquisition of Hartzell Aerospace of $13.4, orders from the prior year of $4.6 associated with the industrial product line sold in May 2015 and favorable foreign currency translation of $0.4. The increase in organic orders was primarily driven by a 38% increase in defense orders primarily due to platform awards received in the first quarter of 2016 which are expected to provide a benefit for multiple years, as well as approximately 9% growth in aerospace aftermarket. The growth in orders was partially offset by lower industrial order intake of approximately 6%, mainly due to challenging energy market dynamics.
OPERATING EXPENSES

	Three Months			Nine Months
For the Periods Ended September 30	2016	2015	Change	2016	2015	Change
General and administrative expenses	$59.2	$60.2	(1.7)%	$202.2	$186.8	8.2%
Sales and marketing expenses	39.4	43.1	(8.6)%	128.7	139.2	(7.5)%
Research and development expenses	18.6	18.0	3.3%	58.9	55.2	6.7%
Asbestos-related benefit, net	(68.1)	(30.3)	124.8%	(40.3)	(99.7)	(59.6)%
Total operating expenses	$49.1	$91.0	(46.0)%	$349.5	$281.5	24.2%
Total Operating Expenses By Segment:
Industrial Process	$51.2	$49.0	4.5%	$167.9	$170.6	(1.6)%
Motion Technologies	33.3	24.1	38.2%	102.1	65.0	57.1%
Interconnect Solutions	18.3	22.3	(17.9)%	56.5	71.3	(20.8)%
Control Technologies	14.2	14.7	(3.4)%	47.2	45.3	4.2%
Corporate & Other	(67.9)	(19.1)	255.5%	(24.2)	(70.7)	(65.8)%
General and administrative (G&A) expenses for the three months ended September 30, 2016 decreased $1.0, or 1.7%, while G&A expenses for the nine months ended September 30, 2016 increased $15.4, or 8.2%. The year-over-year comparison for both the quarter and year-to-date periods were unfavorably impacted by incremental costs from the 2015 acquisition of Wolverine of $5.1 and $14.6, higher restructuring costs of $2.2 and $6.0, and unfavorable foreign currency impacts of $3.7 and $7.9, respectively. Conversely, both periods were favorably impacted by lower employee compensation-related costs of $4.4 and $10.0 and lower legal and acquisition-related costs. G&A costs for the nine months ended September 30, 2016 were also impacted by a trade name impairment of $4.1 recorded in the second quarter of 2016 in our Industrial Process segment as the result of challenging conditions experienced within the upstream oil and gas market. In addition, a favorable warranty resolution of $5.0 from the prior year further contributed to the year-over year increase in G&A expenses during the nine months ended September 30, 2016.
Sales and marketing expenses for the three and nine months ended September 30, 2016 decreased $3.7, or 8.6% and $10.5, or 7.5%, respectively, primarily reflecting focused cost reductions at Industrial Process due to lower headcount as well as a decrease in commission expense and other variable costs during both periods, partially offset by incremental sales and marketing costs of $1.2 and $3.7, respectively, related to our fourth quarter 2015 acquisition of Wolverine.

Research and development (R&D) expenses for the three and nine months ended September 30, 2016 increased $0.6, or 3.3%, and $3.7, or 6.7%, respectively, primarily reflecting incremental costs of $0.3 and $3.3 related to our acquisition of Wolverine in 2015. In addition, increased product development activities at Motion Technologies were offset by lower R&D spending at Control Technologies during both periods due to the progress made on the development of a major aerospace program.
In the third quarter of 2016, we recognized a net asbestos-related benefit of $68.1 compared to a $30.3 benefit in the prior year, primarily due to a higher benefit from our annual asbestos remeasurement from favorable experience in dismissal rates and settlement values. The lower asbestos-related benefit during the nine months ended September 30, 2016 was driven by a $100.7 benefit recognized during the second quarter of 2015, reflecting a new single firm strategy and streamlined case management to assist in reducing asbestos related defense costs. This was partially offset by the higher benefit we recorded in the third quarter of 2016 in relation to the annual asbestos remeasurement. See Note 17, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.
OPERATING INCOME

	Three Months				Nine Months
For the Periods Ended September 30	2016	2015	Change		2016	2015	Change
Industrial Process	$4.3	$34.0	(87.4)%		$19.6	$95.9	(79.6)%
Motion Technologies	45.2	33.0	37.0%		144.8	111.0	30.5%
Interconnect Solutions	5.8	3.6	61.1%		12.6	7.6	65.8%
Control Technologies	11.6	14.0	(17.1)%		34.0	40.5	(16.0)%
Segment operating income	66.9	84.6	(20.9)%		211.0	255.0	(17.3)%
Asbestos-related benefit, net	68.1	30.3	124.8%		40.3	99.7	(59.6)%
Other corporate costs	(0.2)	(11.0)	98.2%		(16.0)	(28.4)	43.7%
Total corporate and other benefit	67.9	19.3	251.8%		24.3	71.3	65.9%
Total operating income	$134.8	$103.9	29.7%		$235.3	$326.3	(27.9)%
Operating margin:
Industrial Process	2.2%	12.6%	(1,040	)bp	3.2%	11.8%	(860	)bp
Motion Technologies	18.9%	18.3%	60	bp	19.2%	20.0%	(80	)bp
Interconnect Solutions	7.4%	4.3%	310	bp	5.5%	3.1%	240	bp
Control Technologies	16.5%	20.1%	(360	)bp	15.7%	19.3%	(360	)bp
Segment operating margin	11.5%	14.1%	(260	)bp	11.6%	14.0%	(240	)bp
Consolidated operating margin	23.2%	17.3%	590	bp	12.9%	17.9%	(500	)bp
Industrial Process operating income for the three and nine months ended September 30, 2016 decreased $29.7, or 87.4%, and $76.3, or 79.6%, respectively. The decline primarily resulted from lower sales volumes and unfavorable pricing that impacted operating income by approximately $37 and $92 for the quarter and year-to-date periods, respectively. In addition, results were adversely impacted by lower profitability of $5 related to complex pump projects, as well as higher restructuring costs of $2.3 and $9.3 during the three and nine months ended September 30, 2016, respectively, and unfavorable foreign currency impacts of approximately $5 and $12, respectively. The nine months ended September 30, 2016, was also impacted by a trade name impairment of $4.1 recorded during the second quarter of 2016 as the result of challenging conditions experienced within the upstream oil and gas market. In addition, a favorable warranty resolution in 2015 of $5.0 contributed to the unfavorable comparison during the nine months ended September 30, 2016. Incremental savings from restructuring actions and productivity, sourcing and cost control initiatives helped offset these unfavorable impacts by approximately $20 and $56, for the three and nine months ended September 30, 2016, respectively.
Motion Technologies operating income for the three and nine months ended September 30, 2016 increased $12.2, or 37.0%, and $33.8, or 30.5%, respectively. The increase in operating income was driven by higher sales volume which provided a benefit of approximately $9 and $39 during the three and nine months ended September 30, 2016, respectively, but was partially offset by unfavorable pricing. Net savings from productivity, sourcing and cost control initiatives provided a benefit of approximately $6 and $17, respectively. In addition, during the three and nine months ended September 30, 2016, the 2015 acquisition of Wolverine provided an incremental benefit of $3.7 and $13.4 to operating income, but unfavorably impacted operating margin by approximately 180 and 140 basis points, respectively.

Interconnect Solutions operating income for the three and nine months ended September 30, 2016 increased $2.2 and $5.0, respectively, as the negative impact of lower volume and unfavorable pricing of approximately $3 and $8 for both periods was offset by lower restructuring costs of $1 and $6 and incremental savings of $2 and $8, respectively, from previous restructuring actions. Shipment delays and other incremental costs related to the operational disruptions from the relocation of certain North American operations experienced during 2015 and the first half of 2016 had an unfavorable impact for the nine month period comparison, but began to see operational improvements in the third quarter of 2016. In addition, the quarter and year-to-date periods of 2016 benefited from favorable foreign currency impacts of approximately $1 and $2, respectively, and net savings from productivity initiatives of approximately $1 and $2, respectively, but were partially offset by higher postretirement-related costs of $1 and $3, respectively.
Control Technologies operating income for the three and nine months ended September 30, 2016 decreased $2.4, or 17.1%, and $6.5, or 16.0%, respectively, primarily related to incremental costs associated with the relocation and consolidation of certain operations to an existing lower-cost facility of $1.3 and $3.4, respectively. In addition, a favorable prior year adjustment of employee-based incentive costs and timing of prior year investment spending further contributed to the year-over-year decrease in both periods. These items were partially offset by net savings from restructuring, productivity, and sourcing initiatives of approximately $1 and $5 during the three and nine months ended September 30, 2016, respectively.
Other corporate costs for the three and nine months ended September 30, 2016 declined by $10.8, or 98.2%, and $12.4, or 43.7%, respectively. The decrease in other corporate costs is primarily due to lower employee incentive-based costs during the three and nine months ended September 30, 2016 of $6.2 and $9.0, respectively, as well as lower environmental costs of $0.9 and $1.4, and various cost containment actions. The quarter-to-date period benefited from a $2 insurance recovery of previously incurred legal costs.
INTEREST AND NON-OPERATING INCOME AND EXPENSES, NET
During the three and nine months ended September 30, 2016, the Company recognized interest and non-operating expenses, net of $0.3 and $1.5, respectively, compared to interest and non-operating income, net of $4.0 and $2.5 during the three and nine months ended September 30, 2015. The unfavorable year-over-year change is principally related to interest income of $3.4 recognized during the third quarter of 2015 on prepaid taxes and a $1.6 receivable with Exelis and Xylem, both of which relate to the settlement of the 2009-2011 U.S. income tax audit.
INCOME TAX EXPENSE
For the three months ended September 30, 2016 and 2015, the Company recognized income tax expense of $46.1 and $11.4 and an effective tax rate of 34.3% and 10.6%, respectively. For the nine months ended September 30, 2016 and 2015, the Company recognized income tax expense of $75.3 and $53 and an effective tax rate of 32.2% and 16.1%, respectively. The higher effective tax rate in 2016 is primarily driven by an increase in the deferred tax liability on foreign earnings which are not considered indefinitely reinvested, whereas the lower effective tax rate in 2015 was primarily driven by the settlement of a U.S. income tax audit and the release of the valuation allowance on certain net deferred tax assets in China due to positive income in recent years. The Company continues to benefit from a larger mix of earnings in non-U.S. jurisdictions with favorable tax rates.
During the third quarter of 2016, the Company effectively settled the U.S. income tax audit for tax years 2012-2013. The Company recorded a tax benefit of $3.6 in continuing operations, which primarily relates to the realization of previously unrecognized tax positions.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, Germany, Hong Kong, Italy, Mexico, South Korea, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $18 due to changes in audit status, expiration of statutes of limitations and other events. In addition, the settlement of any future examinations relating to the 2011 and prior tax years could result in changes in amounts attributable to the Company under its existing Tax Matters Agreement with Exelis and Xylem.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
For the three and nine months ended September 30, 2016, the Company recognized income from discontinued operations of $1.8 and $2.0, respectively, due to a favorable resolution of certain legacy liabilities in the third quarter of 2016. During the three and nine months ended September 30, 2015, the Company recognized income from discontinued operations of $34.2 and $39.3, respectively, principally related to the settlement of the 2009-2011 U.S. income tax audit during the third quarter of 2015. This included a tax benefit of $38.3 from the recognition of previously unrecognized tax positions, related net interest income of $3.2, and a $13.2 receivable due from Exelis and Xylem, partially offset by net tax expense of $17.4 from unfavorable audit adjustments.
LIQUIDITY
Funding and Liquidity Strategy
We monitor our funding needs and design and execute strategies to meet overall liquidity requirements, including the management of our capital structure, on both a short- and long-term basis. We expect to fund our ongoing working capital, capital expenditures, dividends and financing requirements through cash flows from operations and cash on hand or by accessing the commercial paper market. If our access to the commercial paper market were adversely affected, we believe that alternative sources of liquidity, including our Revolving Credit Agreement, described below, would be sufficient to meet our short-term funding requirements.
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We have, and plan to, transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the U.S. consistent with our overall intention to support growth and expand in markets outside the U.S. through the development of products, increased non-U.S. capital spending and potentially the acquisition of foreign businesses. However, we have determined that certain undistributed foreign earnings generated in Luxembourg, Japan, Hong Kong, and South Korea should not be considered permanently reinvested outside of the U.S. Cash distributions from foreign countries amounted to $67.0 and $235.0 as of September 30, 2016 and December 31, 2015, respectively. The timing and amount of additional future remittances, if any, remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the third quarter of 2016, we declared a dividend of $0.124 per share for shareholders of record on September 9, 2016, which was paid on October 3, 2016. The dividend declared in the third quarter of 2016 is a 4.8% increase from the prior year.
During the nine months ended September 30, 2016 and 2015, we repurchased 1.9 and 2.0 shares of common stock for $66.6 and $80.0, respectively, under our $1 billion share repurchase program. To date, under the program, the Company has repurchased 20.3 shares for $825.9.
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
We access the commercial paper market to supplement the cash flows generated internally to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. As of September 30, 2016, we had an outstanding commercial paper balance of $151.0. The average outstanding commercial paper balance during the nine months ended September 30, 2016 was $117.9. There have been no other material changes that have impacted our funding and liquidity capabilities since December 31, 2015.

Credit Facilities
Our five-year revolving $500 credit agreement (the Revolving Credit Agreement) provides for increases in principal of up to $200 for a possible maximum total of $700 in aggregate principal amount, at the request of the Company and with the consent of the institutions providing such increased commitments. The Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The provisions of the Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined in such agreement, of at least 3.0 times and a leverage ratio, as defined in such agreement, of not more than 3.0 times. At September 30, 2016, we had $100.0 outstanding under the Revolving Credit Agreement. As of September 30, 2016, our interest coverage ratio and leverage ratio were within the prescribed thresholds. In the event of certain ratings downgrades of the Company, to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the credit facility. The Revolving Credit Agreement matures in November 2019.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations, for the nine months ended September 30, 2016 and 2015.

For the Nine Months Ended September 30	2016	2015
Operating activities	$146.7	$147.1
Investing activities	(22.5)	(111.4)
Financing activities	(78.4)	(90.2)
Foreign exchange	9.0	(23.9)
Total net cash flow from continuing operations	54.8	(78.4)
Net cash from discontinued operations	5.3	(0.7)
Net change in cash and cash equivalents	$60.1	$(79.1)
Net cash provided by operating activities was $146.7 for the nine months ended September 30, 2016 compared to $147.1 for the nine months ended September 30, 2015. The change in net cash provided by operating activities primarily reflects a decrease in segment operating income of approximately $26, after adjustments for non-cash charges, such as depreciation and amortization. In addition, we had higher net income tax payments of $12.5, additional asbestos payments of $9.3, higher postretirement contributions of $3.7, and higher restructuring payments of $3.2. However improvements in working capital balances compared to the nine month period ended September 30, 2015, primarily due to focused accounts receivable past due collections, were able to offset the additional cash usages noted above.
Net cash used by investing activities was $22.5 for the nine months ended September 30, 2016, compared to a $111.4 net use of cash during the same prior year period. The year-over-year decrease reflects the prior year purchase of Hartzell for $53.5, as well as higher maturities of short-term investments (net of purchases) of $57.8 during 2016. Capital expenditures increased slightly year-over-year with spending in both years focused on capacity expansion projects and system upgrades. In addition, during the second quarter of 2015 we sold a product line within our Control Technologies segment resulting in proceeds of $8.9.
Net cash used by financing activities was $78.4 reflecting a decrease of $11.8 for the nine months ended September 30, 2016 primarily due to lower repurchases of ITT common stock of $13.0. Net repayments on amounts outstanding under our revolving credit facility of $50.6 were partially offset by net borrowings of $46.0 under our commercial paper program.
Net cash provided by discontinued operations was $5.3 for the nine months ended September 30, 2016. The increase of $6.0 is primarily driven by $9.2 received during the second quarter of 2016 related to the Tax Matters Agreement.

Asbestos
Based on the estimated undiscounted asbestos liability as of September 30, 2016 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 41% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. In the tenth year of our estimate, our insurance recoveries are currently projected to be approximately 15%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at September 30, 2016.
Further, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended and such cash payments will continue for a number of years beyond the next 10 years due to the significant proportion of future claims included in the estimated asbestos liability and the delay between the date a claim is filed and when it is resolved. Subject to these inherent uncertainties, it is expected that cash payments related to pending claims and claims to be filed in the next 10 years will extend through approximately 2030.
Although asbestos cash outflows can vary significantly from year to year, our current net cash outflows, net of tax benefits, are projected to average $15 to $25 over the next five years, as compared to an average of $12 over the past three annual periods, and increase to an average of approximately $30 to $40 per year over the remainder of the projection period.
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

KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews a variety of key performance indicators including revenue, segment operating income and margins, earnings per share, order growth, and backlog, among others. In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions, dividends, and share repurchases. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

■
"organic revenue" and "organic orders" are defined as revenue and orders, excluding the impacts of foreign currency fluctuations, acquisitions, and divestitures. Divestitures include sales of portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Management believes that reporting organic revenue and organic orders provides useful information to investors by helping identify underlying trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. Reconciliations of organic revenue for the three and nine months ended September 30, 2016 are provided below.

Three Months Ended September 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT
2016 Revenue	$195.0	$238.7	$78.6	$70.5	$(1.1)	$581.7
(Acquisitions)/divestitures, net	—	(40.1)	—	—	—	(40.1)
Foreign currency translation	5.0	(0.5)	(1.0)	(0.3)	(0.1)	3.1
2016 Organic revenue	$200.0	$198.1	$77.6	$70.2	$(1.2)	$544.7

2015 Revenue	$270.6	$179.9	$82.8	$69.8	$(1.2)	$601.9
Organic (decline) growth	(26.1)%	10.1%	(6.3)%	0.6%		(9.5)%
Nine Months Ended September 30
2016 Revenue	$618.0	$755.3	$229.8	$217.2	$(3.3)	$1,817.0
(Acquisitions)/divestitures, net	—	(126.4)	—	(5.4)	—	(131.8)
Foreign currency translation	24.0	0.1	(1.4)	(0.5)	—	22.2
2016 Organic revenue	$642.0	$629.0	$228.4	$211.3	$(3.3)	$1,707.4

2015 Revenue	$813.7	$555.5	$243.0	$210.1	$(3.5)	$1,818.8
Organic (decline) growth	(21.1)%	13.2%	(6.0)%	0.6%		(6.1)%
Reconciliations of organic orders for the three and nine months ended September 30, 2016 are provided below:

Three Months Ended September 30	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT
2016 Orders	$198.9	$236.8	$72.1	$67.1	$(1.5)	$573.4
(Acquisitions)/divestitures, net	—	(40.6)	—	—	—	(40.6)
Foreign currency translation	2.0	(1.0)	(0.8)	(0.2)	0.1	0.1
2016 Organic orders	$200.9	$195.2	$71.3	$66.9	$(1.4)	$532.9

2015 Orders	$208.9	$177.5	$83.5	$62.1	$(1.6)	$530.4
Organic (decline) growth	(3.8)%	10.0%	(14.6)%	7.7%		0.5%
Nine Months Ended September 30
2016 Orders	$587.4	$763.4	$223.3	$232.3	$(3.6)	$1,802.8
(Acquisitions)/divestitures, net	—	(126.8)	—	(8.8)	—	(135.6)
Foreign currency translation	20.2	(0.2)	(1.2)	(0.4)	—	18.4
2016 Organic orders	$607.6	$636.4	$222.1	$223.1	$(3.6)	$1,685.6

2015 Orders	$703.0	$561.3	$249.6	$214.1	$(3.7)	$1,724.3
Organic (decline) growth	(13.6)%	13.4%	(11.0)%	4.2%		(2.2)%

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

Reconciliations of segment operating income to adjusted segment operating income for the three and nine months ended September 30, 2016 and 2015 are provided below.

Three Months Ended September 30, 2016	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$4.3	$45.2	$5.8	$11.6	$66.9
Restructuring costs	2.9	1.1	—	—	4.0
Other	—	0.6	—	1.3	1.9
Adjusted segment operating income	$7.2	$46.9	$5.8	$12.9	$72.8
Nine Months Ended September 30, 2016
Segment operating income	$19.6	$144.8	$12.6	$34.0	$211.0
Restructuring costs	19.9	2.5	—	0.9	23.3
Other(a)	4.1	2.7	—	4.9	11.7
Adjusted segment operating income	$43.6	$150.0	$12.6	$39.8	$246.0

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

	Three Months		Nine Months
For the Periods Ended September 30	2016	2015	2016	2015
Income from continuing operations attributable to ITT Inc.	$88.3	$96.5	$158.3	$275.8
Net asbestos-related benefit, net of tax (expense) of $(25.2), $(11.2), $(14.9) and $(36.9), respectively	(42.9)	(19.1)	(25.4)	(62.8)
Restructuring costs, net of tax benefit of $3.3, $0.4, $6.3 and $3.0, respectively	0.7	1.4	17.5	14.8
Tax-related special items(a)	5.1	(21.2)	8.6	(46.4)
Other special items, net of tax benefit (expense) of $1.3, $(0.4), $3.2 and $(0.3), respectively(b)	0.8	(0.7)	6.5	(2.4)
Adjusted income from continuing operations attributable to ITT Inc.	$52.0	$56.9	$165.5	$179.0
Income from continuing operations attributable to ITT Inc. per diluted share	$0.98	$1.07	$1.76	$3.04
Adjusted income from continuing operations attributable to ITT Inc. per diluted share	$0.58	$0.63	$1.84	$1.97

(a)
Tax-related special items for the three and nine months ended September 30, 2016 primarily relate to distributions of foreign earnings offset by a benefit for previously unrecognized tax positions. Tax-related special items for the three and nine months ended September 30, 2015 primarily related to a tax benefit for previously unrecognized tax positions, the settlement of the U.S. income tax audit and the tax impact of a change in the valuation allowance assessment.

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

For the Nine Months Ended September 30	2016	2015
Net cash provided by operating activities	$146.7	$147.1
Capital expenditures(c)	(68.1)	(63.8)
Restructuring cash payments	22.7	19.5
Net asbestos cash flows	24.5	15.2
Realignment and other cash payments	4.2	2.4
Adjusted free cash flow	$130.0	$120.4

(c)	Capital expenditures for the nine months ended September 30, 2015 reflect a reduction of $0.4 associated with repositioning activities related to the 2011 spin-off.

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
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to the uncertainties and variables inherent in the long-term projection of the Company's asbestos exposures and potential recoveries. As of September 30, 2016, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $951.8, including expected legal fees, and an associated asset of $385.8 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $566.0.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer and affiliated purchasers

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
7/1/2016 - 7/31/2016	—	—	—	$220.7
8/1/2016 - 8/31/2016	0.5	$34.60	0.5	$201.8
9/1/2016 - 9/30/2016	0.8	$35.13	0.8	$174.1

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, our Board of Directors approved a three-year $1 billion Share Repurchase Program. On December 16, 2008, our Board of Directors modified the provisions of the Share Repurchase Program to replace the original three-year term with an indefinite term. As of September 30, 2016, we had repurchased 20.3 shares for $825.9, including commissions, under the Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act (ITRA)
This disclosure is made pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 which added subsection (r) to Section 13 of the Exchange Act (Section 13(r)). Section 13(r) requires an issuer to disclose in its annual or quarterly reports whether it or any of its affiliates have knowingly engaged in certain activities, transactions or dealings relating to Iran. Disclosure of such activities, transactions or dealings is required even when conducted outside the United States by non-U.S. persons in compliance with applicable law, and whether or not such activities are sanctionable under U.S. law.
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control. As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of Euros 1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through September 30, 2016, however, Bornemann did pay fees in 2015 of approximately Euros 11 thousand and fees to date in 2016 of approximately Euros 8 thousand to the German financial institution which is maintaining the Bond.

ITEM 6.	EXHIBITS
(a) See the Exhibit Index for a list of exhibits filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/S/ STEVEN C. GIULIANO
Steven C. Giuliano
Vice President and Chief Accounting Officer
(Principal accounting officer)
November 4, 2016

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.1)*	Non-Employee Director Compensation Summary	Filed herewith.

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Income Statements, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders' Equity, and (vi) Notes to Consolidated Condensed Financial Statements
Submitted electronically with this report.

* Management compensatory plan