Form 10-K
period 2016-12-31
ITT Inc.
filed 2017-02-17
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 Form 10-K
ANNUAL REPORT
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from              to
Commission File No. 001-05672

ITT INC.

Incorporated in the State of Indiana	81-1197930
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2016 was approximately $2.9 billion. As of February 15, 2017, there were outstanding 88.4 million shares of common stock, $1 par value, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2017 Annual Meeting of Shareholders are incorporated by reference in Part II and Part III of this Form 10-K.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our business, future financial results and the industry in which we operate, and other legal, regulatory and economic developments. These forward-looking statements include, but are not limited to, future strategic plans and other statements that describe the company’s business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance.
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
Where in any forward-looking statement we express an expectation or belief as to future results or events, such expectation or belief is based on current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will occur or that anticipated results will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included in this Annual Report on Form 10-K under the caption "Risk Factors," and in other documents we file from time to time with the U.S. Securities and Exchange Commission (SEC).
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
We are a global company with approximately 9,500 employees in approximately 35 countries and 2016 revenue of $2.4 billion, which we derived from sales in more than 100 countries. In 2016, 63% of our sales were outside the U.S., including 30% from emerging markets. Accordingly, approximately half of our manufacturing facilities are outside of the U.S. in order to achieve strategic proximity to customers, further increase international sales and market share, and lower costs.
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
We also possess strong leading brands, such as Goulds Pumps, Bornemann, Engineered Valves, Cannon, VEAM, BIW Connector Systems, KONI, Wolverine, Enidine, Environmental Control Systems (f/k/a Hartzell Aerospace), and ITT, in many of our niche markets. These brands are associated with quality, reliability, durability, and engineering excellence. Our brands extend internationally and perform strongly in emerging markets including China, Mexico, Brazil, Saudi Arabia, and Russia.
We are committed to creating long-term sustainable value for all of our stakeholders, supported by our balanced operating strategy designed to achieve long-term profitable growth. The elements of this strategy are disciplined organic growth through global market expansion and new product development, combined with operational improvements that focus on the principles of Lean Six Sigma (herein referred to as Lean) to reduce costs and cycle times while improving overall productivity, quality, and safety on a continuing basis. We have also moved beyond the factory floor to improve the efficiency of other critical processes of the value chain to become a truly lean enterprise. This initiative encompasses not only core lean, problem solving and continuous improvement principles but also leadership, talent and cultural aspects.
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
Industrial Process
The Industrial Process segment, commonly referred to as IP, is an original equipment manufacturer and service provider offering an extensive portfolio of industrial pumps, valves and plant optimization systems and services. This segment is aligned around three business units – Industrial Products, Engineered Systems, and Aftermarket Solutions – serving an extensive base of customers from large multi-national companies and engineering, procurement and construction (EPC) firms to regional distributors and end-user customers. IP's customers operate in global infrastructure and natural resource markets such as oil and gas, chemical and petrochemical, pharmaceutical, general industrial, mining, pulp and paper, food and beverage, and power generation. Brands include Goulds Pumps, Bornemann, Engineered Valves, PRO Services, and C'treat.
Industrial Products
The Industrial Products business designs and manufactures configured-to-order industry standards-based industrial pumps, valves, and equipment for both original equipment installations and replacement parts and pumps. These products include a broad portfolio of centrifugal process pumps and engineered industrial and sanitary valves.
Engineered Systems
The Engineered Systems business provides highly engineered and customized pumping systems typically used in severe service conditions via both original equipment installations and replacement parts and pumps. Products include API (American Petroleum Institute) centrifugal pumps, vertical centrifugal pumps, twin screw positive displacement pumps, and water systems. Our pumping systems are generally part of larger capital projects, which have longer lead times and are generally managed by EPCs.
Aftermarket Solutions
The Aftermarket Solutions business provides customers with parts, services, and solutions that reduce total cost of ownership for pumps and rotating equipment. In addition to providing standard repairs and upgrades, the business also develops engineered solutions for specific customer process issues. Examples include innovative technologies like PumpSmart Controllers and i-ALERT2 Equipment Health Monitoring Devices to control and monitor pumps and other rotating equipment in an industrial environment.
IP goes to market via a global and diversified sales channel structure. End-users are serviced by an extensive network of independent industrial distributors, which account for approximately one-third of revenue, and representatives which complement our customer-focused direct sales and service organization. We also have focused channels dedicated to supporting EPC firms as their needs are often distinct from those of other distributors and end-user customers.
The pump and valve markets served are highly competitive, especially in the last few years due to uncertainty and volatility in the oil and gas market. For most of our products there are hundreds of regional competitors and a limited number of larger global peers. Primary customer purchase decision drivers include price, delivery terms and on-time performance, brand recognition and reputation, perceived quality, breadth of product and service offerings, commercial terms, technical support and localization. Pricing can be very competitive for large projects because of overcapacity, fewer investment projects, and aftermarket opportunities for the original equipment provider.
Motion Technologies
The Motion Technologies segment, commonly referred to as MT, is a manufacturer of braking pads, shims, shock absorbers, damping, and sealing technologies primarily for the transportation industry, including passenger cars, light- and heavy-duty commercial and military vehicles, buses, and rail transportation. MT consists of three business units, Friction Technologies, KONI, and Wolverine.
Friction Technologies
Our Friction Technologies business manufactures a range of brake pads installed as original equipment (OE) pads on cars and light and heavy duty commercial vehicles. Demand for MT's products stem from a variety of end customers and automotive platforms around the world. OE pads are sold either directly to OEMs or to Tier-1 or Tier-2 brake manufacturers. Our OE pads are designed to meet customer specifications and environmental regulations, and to satisfy an array of geographic applications. Most automobile OEM platforms (car model) require specific brake pad formulations and have demanding delivery and volume schedules.

Friction Technologies also manufactures aftermarket brake pads designed for the automotive service and repairs market. This market consists of both OE dealers, also referred to as original equipment spares (OES) networks, and independent aftermarket (AM) networks. Brake pads sold within the OES network generally match the specifications of an original auto platform OE brake pad, while our catalog of AM pads feature technology designed to provide up to a range of braking performance levels. Within the service and repairs market, pads are sold either directly to OE manufacturers or Tier-1 or Tier-2 brake manufacturers (such as Continental or TRW) or indirectly through independent distributor channels.
Combined sales to Continental and TRW, MT's two largest customers, were approximately 37% of 2016 MT revenue, however, approximately 45% of the Continental and TRW derived revenue is directly attributable to OES supply agreements signed directly with automakers. In addition, OE pad contracts are specified by brake manufacturers even in cases where automakers specify the use of our pads in the braking system.
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
Car & Racing features performance shock absorbers often using our Frequency Selective Damping (FSD) technology. FSD products generally have been used by car and racing enthusiasts who desire to modify their cars for increased handling performance and comfort, but are now also being incorporated into OEM platform designs. KONI car shock absorbers are sold all over the world, through a distribution network that markets KONI products into specific geographies or customer groups.
Bus, Truck & Trailer manufactures shock absorbers and bus dampers, for sale to both OEM and AM customers.
Wolverine
In October 2015, ITT acquired Wolverine Automotive Holdings Inc., the parent company of Wolverine Advanced Materials LLC (Wolverine). Wolverine is a manufacturer of customized technologies for automotive braking systems and specialized sealing solutions for harsh operating environments across a range of industries. Brake shims are thin metal and rubber adhesive dampeners that fit onto the brake pad and against the brake caliper to prevent excessive noise and vibration. Gaskets are an anti-vibration solution and a sealing solution that prevent fluid spillage with applications to engines, transmissions, exhaust systems, fuel systems, and a variety of pneumatic systems.
MT has a market reputation derived from many years of mutual collaboration with major OEMs and is focused on customer satisfaction, quality and on-time delivery. MT has a global manufacturing footprint, with production facilities in Western Europe, Eastern Europe and China.
MT competes in markets primarily served by large, well-established national and global companies. Key competitive drivers within the brake pad business include technical expertise, formulation development capabilities, scale production, product performance, high-quality standards, customer intimacy, reputation, and the ability to meet demanding delivery and volume schedules in a reduced amount of time. OE and OES customers usually require long-lasting and well-established relationships, based on mutual trust, local proximity and a wide range of cooperative activities, starting from the design to the sampling, prototyping and testing phases of brake pads. Within the independent AM pads market, MT is a leading European provider in a highly fragmented global market.
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

Interconnect Solutions
The Interconnect Solutions segment, commonly referred to as ICS, designs and manufactures a broad range of highly engineered connectors and cable assemblies for critical applications in harsh environments. ICS's product portfolio includes high performance, military-specification, and commercial electrical connectors of the following types: Circular, Rectangular, Radio Frequency, Fiber Optic, D-sub Miniature, Micro-Miniature and cable assemblies. ICS operates through its brands, Cannon, VEAM and BIW Connector Systems, which deliver solutions to enable the transfer of data, signal, and power into three end-user markets: aerospace and defense, transportation and industrial, and oil and gas. These brands are known for high-performance, high-reliability solutions which withstand high vibrations and are resistant to dirt and fluids. ICS has organized its business around these three end-user markets, with each business unit having a dedicated team that specializes in solutions for their specific market, providing focused customer support and expertise. ICS is considered a leader in the harsh environment niche markets it participates in, because of its technological capabilities, customer relationships, cost performance and global footprint.
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
Oil and Gas
ICS Oil and Gas products include connectors that provide power for electric submersible pumps (ESP) in oil and gas wells, reservoir monitoring instruments and electrical downhole heaters. Product applications include electrical power penetrations for wellheads, packers and pods that are able to accommodate any size and provide for multiple sealing strategies and ratings.
ICS has a global production footprint, including major facilities in the United States, Mexico, Germany, and China, which provides geographic proximity and the highest level of customer support to over 2,500 global customers. Products are sold either directly to OEM’s, contract manufacturers and cable system operators or indirectly through partnerships with leading distribution companies, creating an extensive global distribution channel. We have long-lasting relationships with our distributor partners, as many have been selling ICS products for over 70 years. Sales to distributors represented approximately 36% of 2016 ICS revenue.
ICS competes with a large number of competitors in a highly fragmented industry. Our products compete to varying degrees on the basis of quality, price, availability, performance and brand recognition. We also compete on the basis of customer service. Our ability to compete also depends on continually providing innovative new product solutions and worldwide support for our customers.
Control Technologies
The Control Technologies segment, commonly referred to as CT, manufactures specialized equipment, including actuation, fuel management, noise and energy absorption, and environmental control system components, for the aerospace and defense, and industrial markets. CT has a broad customer base including end-users, OEMs, and distributors, for which no single customer represents more than 15% of the segment's revenue. Channels to market include direct, commissioned representation and buy-resell distributors. CT consists of two business units, CT Aerospace and CT Industrial.
CT Aerospace
CT Aerospace designs and manufactures products for commercial aerospace, business aviation, rotorcraft, defense, and other markets, which are generally part of long-lived platforms that provide for recurring aftermarket opportunities. Aircraft component products consist of fuel and water pumps, valves, electro-mechanical rotary and linear actuators, and pressure, temperature, limit, and flow switches for various aircraft systems. Aircraft interior products include a variety of engineered elastomer isolators to protect equipment and keep the interior of the aircraft quiet, stowage bin rate controls, rotary hinge dampers and actuators, and seat recline locks and control cables. CT Aerospace also provides electromechanical seat actuation for premium seating products. Defense products generally include energy absorption applications and aerospace components. Our 2015 acquisition of Environmental Control Systems (f/k/a Hartzell Aerospace) brings additional product capabilities in environmental control systems to CT Aerospace, including climate control and ice protection heaters, composite conveyance ducting and acoustically engineered inlets and exhausts for Auxiliary Power Units (APU). Most of the products are sold direct to the customer by an in-house sales force. CT Aerospace utilizes a small third-party business for government spare parts distribution.
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
Other Company Information
Materials
All of our businesses require various OEM products, manufactured components and raw materials, the availability and prices of which may fluctuate. The principal OEM products and manufactured components assembled into our products include motors, castings, mechanical seals, machined castings, metal fabrications and miscellaneous metal, plastic, or electronic components. The primary raw materials used in manufacturing our products include steel, gold, copper, nickel, iron, aluminum, tin, and rubber, as well as specialty alloys, including titanium. Materials are purchased in various forms, such as sheet, bar, rod and wire stock, pellets and metal powders.
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
Although some cost increases may be recovered through increased prices to customers, our operating results are generally exposed to fluctuations due to inflation of prices for raw materials and commodities. When practical, we attempt to control such costs through fixed-priced contracts with suppliers. We typically acquire materials and components through a combination of blanket and scheduled purchase orders to support our materials requirements for an average of four to eight weeks, with the exception of some specialty materials. From time to time, we experience price volatility or supply constraints for raw materials based on market supply and demand dynamics. In limited circumstances, we may have to obtain scarce components for higher prices on the spot market, which may have a negative impact on gross margin and can periodically create a disruption to production and delivery. We also acquire certain inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. We evaluate hedging opportunities to mitigate or minimize the risk of operating margin erosion resulting from the volatility of commodity prices.

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
Backlog
Delivery schedules vary from customer to customer based on their requirements. For example, large complex projects in specialized markets such as oil and gas, chemical, and mining at Industrial Process require longer lead times and production cycles. Delivery delays could arise from supply chain limitations, internal production challenges, changes in the customer’s requirements, or technical difficulties. Total backlog, representing firm orders that have been received, acknowledged and entered into our production systems, was $785.3 and $828.1 at December 31, 2016 and 2015, respectively. Total backlog by segment as of December 31, 2016 and 2015 was: IP - $347.2 and $410.9; MT - $201.2 and $198.2; ICS - $102.0 and $102.1; and CT - $134.9 and $116.9. We expect to satisfy nearly all December 31, 2016 backlog commitments during 2017.
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
Research and Development
Research and Development (R&D) is a key element of ITT’s engineering culture and is generally focused on the design and development of products and solutions that anticipate customer needs and emerging trends. Our approach to R&D often begins by working with our customers to address a problem, then engineering a solution to the particular customer need. As a result, our R&D is based on taking technology quickly to the tangible phase, increasing the competitive offering, and increasing the customer service experience through engineered application solutions. During 2016, 2015 and 2014, we recognized R&D expenses of $80.8, $78.9, and $76.6, respectively, which were 3.4%, 3.2%, and 2.9%, of revenues, respectively.
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
Employees
As of December 31, 2016, we had approximately 9,500 employees, of which approximately 3,300 were located in the U.S. Approximately 20% of our U.S. employees are represented by unions. We also have unionized employees in Italy, Germany, and Brazil. No one unionized facility accounts for more than 21% of ITT's total revenues. Although our relations with our employees are strong and we have not experienced any material strikes or work stoppages recently, we can provide no assurance that we will not experience these or other types of conflict with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor.
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
On May 16, 2016, we consummated a corporate reorganization into a holding company structure. As a result of the reorganization ITT Inc., an Indiana corporation formed in 2016 that was previously a wholly owned subsidiary of ITT Corporation, became the publicly traded holding company of ITT Corporation and its subsidiaries and the successor issuer to ITT Corporation under Rule 12g-3(a) under the Securities Exchange Act of 1934 (Exchange Act). As the successor issuer, ITT Inc. common stock was deemed to be registered under Section 12(b) of the Exchange Act and ITT Inc. succeeded to ITT Corporation’s obligation to file reports, proxy statements and other information required by the Exchange Act with the SEC. For additional information regarding the holding company reorganization, please refer to the Current Report on Form 8-K that we filed with the SEC on May 16, 2016.
Acquisitions
On November 28, 2012, we acquired Joh. Heinr. Bornemann GmbH (Bornemann), a supplier and servicer of multiphase pumping systems in the global oil and gas, industrial, food and pharmaceutical markets. Bornemann is included as part of our Industrial Process segment.
On March 31, 2015, we completed the acquisition of Environmental Control Systems (f/k/a Hartzell Aerospace), a designer and manufacturer of products to support aerospace applications. Environmental Control Systems is included as part of our Control Technologies segment.
On October 5, 2015, we completed the acquisition of Wolverine Automotive Holdings Inc., the parent company of Wolverine Advanced Materials LLC (Wolverine). Wolverine is a manufacturer of customized technologies for automotive braking systems and specialized sealing solutions. Wolverine is included as part of our Motion Technologies segment.
On January 26, 2017, we completed the acquisition of Axtone Railway Components (Axtone), a leading manufacturer of highly engineered and customized components for railway and other harsh-environment industrial markets. Axtone is not included in our 2016 results.
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
Subsidiaries of ITT, including ITT LLC (f/k/a ITT Corporation) and Goulds Pumps LLC (f/k/a Goulds Pumps, Inc.), have been sued, along with many other companies, in numerous lawsuits in which the plaintiffs claim damages for personal injury arising from exposure to asbestos from component parts of certain products sold or distributed by various defendants, including certain ITT subsidiaries. We expect they will be sued in similar actions in the future. As such, we record an estimated liability related to pending claims and claims estimated to be filed over the next 10 years based on a number of key assumptions, including the plaintiffs’ propensity to sue, claim acceptance rates, disease type, settlement values and defense costs. These assumptions are derived from ITT’s recent experience and reflect the Company’s expectations about future claim activities. Although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe that there is a reasonable basis for estimating those costs at this time.
In addition, we record an asset that represents our best estimate of probable recoveries from our insurers for the estimated asbestos liabilities. There are significant assumptions made in developing estimates of asbestos-related recoveries, such as policy triggers, policy or contract interpretation, the methodology for allocating claims to policies, and the continued solvency of the Company’s insurers. Certain of our primary coverage-in-place agreements are exhausted which may result in higher net cash outflows until excess carriers begin accepting claims for reimbursement. Performance by our insurers could differ from the assumptions underlying the recognized asset and could result in lower collections of receivables than are currently expected to reduce the Company’s asbestos costs.
Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims that may be filed beyond the next 10 years, it is difficult to predict the ultimate cost, including potential recoveries, of resolving pending and unasserted asbestos claims. Changes in estimates related to these uncertainties may result in increases or decreases to the net asbestos liability, particularly if the quality, number of claims, or settlement or defense costs change significantly, if there are significant developments in the trend of case law or court procedures, or if legislation or another alternative solution is implemented. The resolution of asbestos claims may take many years. We believe it is possible that the future events affecting the key factors and other variables within the next 10 years, as well as the cost of asbestos claims filed beyond the next 10 years, net of expected recoveries, could have a material adverse effect on our financial condition, results of operations, or cash flows in any given period.
As part of the 2011 spin-off, ITT Corporation (n/k/a ITT LLC) indemnified Exelis and Xylem with respect to asserted and unasserted asbestos claims that relate to the presence or alleged presence of asbestos in products manufactured, repaired or sold prior to the 2011 spin-off, subject to limited exceptions.

Our operating results and our ability to maintain liquidity or procure capital may be adversely affected by unfavorable economic and capital market conditions associated with global sales and operations and the uncertain geopolitical environment.
We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. Important factors impacting our businesses include, but are not limited to, the overall strength of the global economy and our customers’ confidence in local and global macroeconomic conditions, industrial spending, interest rates, and availability of commercial financing for our customers.
We serve a diverse mix of customers in global infrastructure industries which can be volatile. The markets in which our businesses operate include automotive, aerospace, oil and gas, industrial, mining, chemical, and defense, each of which is impacted by specific industry and general economic cycles. Our revenues, operating results and profitability have varied in the past and can be negatively impacted by volatility in the end markets we serve. We have undertaken measures to reduce the impact of this volatility through diversification of markets we serve and expansion of geographic regions in which we operate, but we expect volatility to continue to affect our business in the future. We may be adversely affected by disruptions in financial markets or downturns in macroeconomic conditions in specific countries or regions, or in the various industries in which the Company operates or be subject to adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations in the jurisdictions in which the Company operates.
Our international operations, including U.S. exports, comprise a growing portion of our operations and are a strategic focus for continued future growth. Our strategy calls for increasing sales in overseas markets, including emerging markets such as Mexico, South America, China, Russia, and the Middle East. In 2016, 63% of our total sales were to customers operating outside of the United States. Our sales from international operations and export sales are subject in varying degrees to risks inherent to doing business outside of the United States. These risks include the following, some of which could be impacted by changes in international trade agreements between the United States and other countries:

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
Adverse changes to financial conditions could jeopardize certain counterparty obligations, including those of our insurers and customers. Restrictive credit markets may also result in customers extending terms for payment and may result in our having higher customer receivables with increased risk of default. We closely monitor the credit worthiness of our insurers and customers and evaluate their ability to service their obligations to us. A tightening of credit markets may reduce funds available to our customers to pay for our products and services for an unknown, but perhaps lengthy, period.
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
In addition to the general risks that we face outside the U.S., we now conduct more of our operations in emerging markets than we have in the past, which could involve additional uncertainties, including risks that governments may impose limitations on our ability to repatriate funds, impose or increase withholding or other taxes on remittances and other payments to us, seek to nationalize our assets, or impose or increase investment barriers or other restrictions that may adversely affect our business. In addition, emerging markets pose other uncertainties, including challenges to our ability to protect our intellectual property, pressure on the pricing of our products, and risks of political instability.

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
Our business is impacted by our customers' levels of capital investment and maintenance expenditures, particularly in the oil and gas, chemical, and mining markets.
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
The businesses of many of our customers, particularly oil and gas companies, chemical companies, mining companies and industrial companies are to varying degrees cyclical and have experienced, or may experience, periodic downturns of varying severity. Our customers in these industries, particularly those whose demand for our products and services is primarily profit-driven, historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. Additionally, fluctuating energy demand forecasts and lingering uncertainty concerning commodity pricing and other macroeconomic factors can cause our customers to be more conservative in their capital planning, which may reduce demand for our products and services. Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in our industry. Any of these results could adversely affect our business and financial results.
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
A significant portion of our sales are to customers operating outside the U.S., therefore, we are exposed to fluctuations in foreign currency exchange rates. The primary currencies to which we have exposure are the Euro, Chinese renminbi, British pound, Mexican peso, Czech koruna, and South Korean won. We have currently elected not to hedge these foreign currency exposures but we continue to evaluate the need for hedging activities within our business.
As we continue to grow our business internationally, our operating results could be affected by the relative strength or weakness of global economies and the impact of foreign currency exchange rate fluctuations. Any significant change in the value of currencies of the countries in which we do business relative to the value of the U.S. dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our financial statements. Accordingly, fluctuations in foreign currency exchange rates may also impact our results when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our sales are non-U.S. based, a strengthening or weakening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations.

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
Our operating costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, energy and related utilities, freight, and cost of labor. In order to remain competitive, we may not be able to recoup all or a portion of these higher costs from our customers through product price increases. Further, our ability to realize financial benefits from Lean activities may not be able to mitigate fully or in part these manufacturing and operating cost increases and, as a result, could negatively impact our profitability.
Quality problems with our manufacturing processes or finished goods could harm our reputation for producing high-quality products and erode our competitive advantage, sales, and market share.
We manufacture key components that are integral to the operation of systems and manufacturing processes in the energy, transportation, defense, aerospace, and industrial markets. Our products provide enabling functionality for applications for which reliability and performance are critically important to our customers and the users of their products. As such, quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Our quality certifications, including products manufactured to military specifications, are critical to the marketing success of our goods and services. If we fail to meet these standards, our reputation could be damaged, we could lose customers or the ability to sell certain products, and our revenue and results of operations could be materially adversely affected. Aside from specific customer standards, our success in part depends on our ability to manufacture to exact tolerances precision-engineered components, subassemblies, and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high-quality components will be harmed, our competitive advantage could be damaged, and we could lose customers, market share or our ability to sell certain products.
We are subject to risks related to government contracting, including changes in levels of government spending and regulatory and contractual requirements applicable to sales to the U.S. government.
Our Interconnect Solutions, Control Technologies and Motion Technologies segments derive revenue from sales to U.S. government customers and to higher tier contractors who sell to the U.S. government. Government expenditures are subject to political and budgetary fluctuations and constraints, which may result in significant unexpected changes in levels of demand for our products. In addition, the award, administration and performance of government contracts are subject to regulatory and contractual requirements that differ significantly from the terms and conditions that apply to contracts with our non-governmental customers. We may be subject to audits and investigations to evaluate our compliance with these requirements. If we are found to have failed to comply with requirements applicable to government contractors, we may be subject to various actions, including but not limited to fines or penalties, reductions in the value of our government contracts, or suspension or debarment from government contracting.  Failure to comply with applicable requirements also could harm our reputation and our ability to compete for future government contracts. Any of these outcomes could have a material adverse effect on our business, results of operations and financial condition.
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

For most of our products, we have existing alternate sources of supply, or such materials are readily available. In limited instances we depend on a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to a limited number of suppliers. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including production interruptions at suppliers, capacity constraints, labor disputes, the impaired financial condition of a particular supplier, the ability of suppliers to meet regulatory requirements, and suppliers’ allocations to other purchasers. Any delay in our suppliers’ abilities to provide us with sufficient quality and flow of materials, price increases, or decreased availability of raw materials or commodities could impair our ability to deliver products to our customers and, accordingly, could have an adverse effect on our business, results of operations and financial position.
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
Further, we must manage inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and potential pricing issues. Distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Our reliance on indirect distribution methods may reduce visibility to end-customer demand, generating a time lag to the market trend with potential negative impacts on inventory levels and strategic decisions, including pricing, capital deployment, and operational decisions.
Our financial results could be adversely affected by the loss of a distributor, the loss or deterioration of some distribution or reseller arrangements, channel conflicts, including the consolidation of third-party distributors, or if the financial conditions of our channel partners were to weaken. It is not unreasonable to suspect that some of our distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, leading to a slowness or difficulty in the cash collection process.
Approximately 10% of our total revenue is derived from a single customer, Continental ATE, whom we sell to through OE brake pad contracts and OES supply agreements with automakers, and which is also a third-party distributor for us in the independent aftermarket channel. The loss of this customer could have a material adverse effect on our business, results of operations, or financial condition.

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
Any significant increase in our future effective tax rates could reduce net income for future periods. Given the global nature of our business, a number of factors may increase our future effective tax rates, including:

•	decisions to repatriate non-U.S. earnings for which we have not previously provided for U.S. income taxes;

•	changes in the geographic mix of our profits among jurisdictions with differing statutory income tax rates;

•	sustainability of historical income tax rates in the jurisdictions in which we conduct business;

•	changes in tax laws applicable to us;

•	expiration, renewal, or application of tax holidays;

•	the resolution of issues arising from tax audits with various tax authorities; and

•	changes in the valuation of our deferred tax assets, deferred tax liabilities, and deferred tax asset valuation allowances.
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
If operations at one of our manufacturing facilities were to be disrupted as a result of a significant equipment failure, natural disaster, power outage, fire, explosion, terrorism, IT system failure, cyber-based attack, adverse weather conditions, labor disputes, relocation of production location, or any other reason, our financial performance could be adversely affected as a result of our inability to meet customer demand for our products. A significant interruption in production capability could also require us to make substantial payments due to non-performance, which could negatively affect our results of operations. We have insurance for certain covered losses which we believe to be adequate to provide for reconstruction of facilities and equipment, as well as certain financial losses resulting from any production interruption or shutdown. However, any recovery under our insurance policies may not offset the lost revenues or increased expenses that may be experienced during the disruption of operations.
Additionally, we have intentions to upgrade or replace existing Enterprise Resource Planning (ERP) systems over the next several years. Implementing new ERP systems may result in unintended changes to the way in which production is performed and transactions are processed. Our ability to execute these ERP systems implementations will directly impact our potential risk exposure during this implementation period.

Information technology security breaches could adversely affect our business and results of operations.
The efficient operation of our business is dependent on computer hardware and software systems. While we believe we have taken many steps to protect our information systems, even the most well-protected information systems are vulnerable to internal and external security breaches including, but not limited to, those by computer hackers and cyber terrorists utilizing techniques such as phishing, ransomware or denial of service attacks. Furthermore, information technology security threats are increasing in sophistication and frequency. While we actively manage the risks to our information systems that are within our control, we can provide no assurance that our actions will be successful in eliminating or mitigating risks to our systems, networks or data. The unavailability of our information systems, the failure of these systems to perform as anticipated for any reason or any significant breach of security could cause significant disruption to our business or could result in decreased performance and increased overhead costs, causing an adverse effect on our reputation, business, financial condition and results of operations. A breach could also result in the loss of our intellectual property, potentially impacting our long-term capability to compete on sales for affected products. In addition, a breach of security of our information systems could result in litigation, regulatory action and potential liability, as well as increased costs to implement further information security measures.
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
In connection with the 2011 spin-off, we may be exposed to potential liabilities. As part of the Distribution Agreement, ITT LLC, Exelis, and Xylem indemnified each other with respect to such parties’ assumed or retained liabilities pursuant to the Distribution Agreement and breaches of the Distribution Agreement or related spin agreements. There can be no assurance that the indemnity from Exelis and Xylem will be sufficient to protect us against the full amount of these and other liabilities, or that each of Exelis and Xylem will be able to fully satisfy its indemnification obligations. Third-parties could also seek to hold us responsible for any of the liabilities that each of Exelis and Xylem has agreed to assume. Even if we ultimately succeed in recovering from Exelis and/or Xylem any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. In addition, performance on indemnities that we provided Exelis and Xylem may be significant. Each of these risks could negatively affect our business, results of operations and financial position.
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

	Number of Facilities - Owned
	Industrial Process		Motion Technologies		Interconnect Solutions		Control Technologies		Other		Total
Location	#	Area	#	Area	#	Area	#	Area	#	Area	#	Area
Manufacturing:
North America	3	1,109.0	3	278.3	1	357.8	3	182.6	—	—	10	1,927.7
Europe	1	356.8	6	922.2	1	231.3	—	—	—	—	8	1,510.3
Asia	1	189.0	—	—	1	13.4	—	—	—	—	2	202.4
South America	1	68.0	—	—	—	—	—	—	—	—	1	68.0
	6	1,722.8	9	1,200.5	3	602.5	3	182.6	—	—	21	3,708.4

Non-Manufacturing:
North America	3	112.5	—	—	—	—	—	—	—	—	3	112.5
Europe	—	—	1	38.5	—	—	—	—	—	—	1	38.5
Asia	—	—	1	8.8	—	—	—	—	—	—	1	8.8
	3	112.5	2	47.3	—	—	—	—	—	—	5	159.8

	Number of Facilities - Leased
	Industrial Process		Motion Technologies		Interconnect Solutions		Control Technologies		Other		Total
Location	#	Area	#	Area	#	Area	#	Area	#	Area	#	Area
Manufacturing:
North America	3	156.0	1	43.7	5	178.6	3	258.5	—	—	12	636.8
Europe	—	—	1	261.4	1	52.8	1	5.5	—	—	3	319.7
Asia	2	221.5	1	341.7	1	294.4	—	—	—	—	4	857.6
South America	1	12.2	—	—	—	—	—	—	—	—	1	12.2
	6	389.7	3	646.8	7	525.8	4	264.0	—	—	20	1,826.3

Non-Manufacturing:
North America	18	432.4	3	62.8	1	5.0	—	—	2	64.6	24	564.8
Europe	10	133.0	2	34.4	1	10.8	—	—	1	3.2	14	181.4
Middle East	2	17.3	—	—	—	—	—	—	—	—	2	17.3
Asia	12	151.6	3	12.4	4	7.2	—	—	2	11.9	21	183.1
South America	6	220.9	—	—	—	—	—	—	—	—	6	220.9
	48	955.2	8	109.6	6	23.0	—	—	5	79.7	67	1,167.5

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are involved in litigation, claims, government inquiries, investigations and proceedings, including but not limited to those relating to environmental exposures, intellectual property matters, personal injury claims, regulatory matters, commercial and government contract issues, employment and employee benefit matters, commercial or contractual disputes, and securities matters.
Asbestos Proceedings
Subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain of their products sold prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. Frequently, the plaintiffs are unable to identify any ITT LLC or Goulds Pumps LLC products as a source of asbestos exposure. In addition, a large majority of claims pending against the Company's subsidiaries have been placed on inactive dockets because the plaintiff cannot demonstrate a significant compensable loss. Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the Company's subsidiaries.
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to the uncertainties and variables inherent in the long-term projection of the Company's asbestos exposures and potential recoveries. As of December 31, 2016, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $954.3, which includes expected legal fees, and an associated asset of $380.6, which represents estimated recoveries from insurers, resulting in a net exposure of $573.7. See information provided in Note 18, Commitments and Contingencies, to the Consolidated Financial Statements for further information.
Environmental
In the ordinary course of business, we are subject to federal, state, local, and foreign environmental laws and regulations. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and site remediation. These sites are in various stages of investigation and/or remediation and in many of these proceedings our liability is considered de minimis. We have received notification from the U.S. Environmental Protection Agency, and from similar state and foreign environmental agencies, that a number of sites formerly or currently owned and/or operated by ITT, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under federal and state environmental laws and regulations. See information provided in Note 18, Commitments and Contingencies, to the Consolidated Financial Statements for further information.
Other Matters
The Company is responding to a civil subpoena from the Department of Defense, Office of the Inspector General, which was issued in the second quarter of 2015 as part of an investigation being led by the Civil Division of the U.S. Department of Justice. The subpoena and related investigation involve certain products manufactured by the Company’s Interconnect Solutions segment that are purchased or used by the U.S. government. The Company is cooperating with the government and producing documents responsive to the subpoena. The Company is unable to estimate the timing or outcome of this matter.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The current executive officers of the Company, as of February 1, 2017, are listed below.

Name	Age	Current Title
Denise L. Ramos	60	Chief Executive Officer and President
Farrokh Batliwala	41	Senior Vice President and President, Control Technologies and Interconnect Solutions
Aris C. Chicles	55	Executive Vice President and President, Industrial Process
Victoria L. Creamer	47	Senior Vice President Human Resources
Steven C. Giuliano	47	Vice President and Chief Accounting Officer
Mary Beth Gustafsson	57	Senior Vice President, General Counsel and Chief Compliance Officer
Luca Savi	51	Executive Vice President and Chief Operating Officer
Thomas M. Scalera	45	Executive Vice President and Chief Financial Officer
Denise L. Ramos was appointed Chief Executive Officer, President and a director of the Company in October 2011. She previously served as Senior Vice President and Chief Financial Officer of the Company since 2007. Prior to joining the Company, Ms. Ramos served as Chief Financial Officer for Furniture Brands International from 2005 to 2007. From 2000 to 2005, Ms. Ramos served as Senior Vice President and Corporate Treasurer at Yum! Brands, Inc. and Chief Financial Officer for the U.S. division of KFC Corporation. Ms. Ramos began her career in 1979 at Atlantic Richfield Company (ARCO), where she had more than 20 years of business and financial experience serving in a number of increasingly responsible finance positions, including Corporate General Auditor and Assistant Treasurer. Ms. Ramos is currently a director of the following public company: Phillips 66, since 2016 (Audit and Finance Committee, Nominating and Governance Committee and Public Policy Committee). She serves on the Board of Trustees for the Manufacturers Alliance for Productivity and Innovation and is also a member of the Business Roundtable and the Business Council. Ms. Ramos was included in the Top 100 CEO Leaders in Science, Technology, Engineering and Math publication by STEMconnector, she received a Distinguished Leadership Award from the New York Hall of Science and she was named to Fortune magazine’s 2014 Top People in Business. She also served on the board of the following public company within the last five years: Praxair, Inc. from 2014 to 2016.
Farrokh Batliwala has served as our Senior Vice President and President, Control Technologies and Interconnect Solutions since November 2016 and prior to that was the Senior Vice President and President Control Technologies since October 2015. Prior to joining us, Mr. Batliwala served as Vice President and General Manager, Hydraulics, Power and Motion Control Division for Eaton Corporation (Eaton), a diversified global power management technology company, from 2013 to 2015. Mr. Batliwala held various other positions of increasing levels of responsibility at Eaton since 2004.
Aris C. Chicles has served as our Executive Vice President and President, Industrial Process since May 2014 and previously as Executive Vice President since October 2011. Prior to that he served as our Senior Vice President, Strategy and Corporate Development from August 2007 to October 2011 and Vice President, Strategy and Corporate Development from June 2006 to July 2007. Before joining us, Mr. Chicles held various positions of increasing levels of responsibility at American Standard Companies, Inc., a global manufacturer of products and systems in diversified industries, and Owens Corning Inc., a leading provider of building materials systems and composite solutions. In January 2017, we announced that Mr. Chicles will be resigning from his position and departing the Company. Mr. Chicles will continue to be employed by the Company to assist with an orderly transition of his responsibilities until March 30, 2017.
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
Steven C. Giuliano has served as our Vice President and Chief Accounting Officer since January 2014. Prior to joining us, Mr. Giuliano served as Senior Vice President and Chief Financial Officer from 2009 to 2011, and was Vice President and Chief Financial Officer from 2007 to 2009, of Arch Chemicals, Inc. Mr. Giuliano was Controller of Arch Chemicals from 1999 through 2007, while assuming increasing levels of responsibility.

Mary Beth Gustafsson has served as our Senior Vice President and General Counsel since February 2014 and as our Chief Compliance Officer since August 2014. Prior to joining us, Ms. Gustafsson served as Executive Vice President, General Counsel and Corporate Secretary of First Solar Inc., a global provider of comprehensive photovoltaic solar systems, from 2009 to 2013 and from 2008 to 2009 as Vice President, General Counsel. Ms. Gustafsson was previously Senior Vice President, General Counsel and Secretary of American Standard Companies, Inc. from 2005 to 2008, and held various other positions of increasing levels from 2001.
Luca Savi has served as our Executive Vice President and Chief Operating Officer since January 2017 and previously as Executive Vice President, Motion Technologies since February 2016. He joined ITT in November 2011 as Senior Vice President and President, Motion Technologies. Prior to joining us, Mr. Savi served as Chief Operating Officer, Comau Body Welding at Comau, a subsidiary of the Fiat Group responsible for producing and serving advanced manufacturing systems, from 2009 to 2011 and prior to that as Chief Executive Officer, Comau North America from 2007 to 2009 and Chief Executive Officer, Comau China from 2004 to 2007. Mr. Savi previously held senior leadership roles at Honeywell International, Royal Dutch Shell and Ferruzzi-Montedison Group.
Thomas M. Scalera has served as our Executive Vice President and Chief Financial Officer since February 2016 and previously as our Senior Vice President, Chief Financial Officer and Strategy and IT Leader since August 2014 and prior to that as Senior Vice President and Chief Financial Officer since October 2011. He previously served as Vice President, Corporate Finance from 2010 to 2011 and Director, Investor Relations from 2008 to 2010. Prior to joining ITT in 2006, Mr. Scalera held senior financial roles with R.R. Donnelley, Dover Corp., and PricewaterhouseCoopers, LLP.

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

	2016		2015
	High	Low	High	Low
Three Months Ended:
March 31	$38.96	$29.15	$42.97	$35.30
June 30	39.70	30.31	43.96	39.01
September 30	36.98	30.06	42.43	32.86
December 31	43.07	32.46	40.52	32.70
We declared dividends of $0.124 and $0.1183 per share of common stock in each of the four quarters of 2016 and 2015, respectively. In the first quarter of 2017, we declared a dividend of $0.128 per share for shareholders of record on March 13, 2017. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.
There were approximately 9,805 holders of record of our common stock on February 15, 2017.
EQUITY COMPENSATION PLAN INFORMATION
The equity compensation plan information called for by Item 5(a) is set forth under the caption "Equity Compensation Plan Information" in our Proxy Statement for the 2017 Annual Meeting of Shareholders.
During the fiscal year ended December 31, 2016, no equity securities of the Company were sold by the Company that were not registered under the Securities Act.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our purchases of our common stock for the quarter ended December 31, 2016.

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
10/1/2016 - 10/31/2016	0.1	35.69	0.1	$170.6
11/1/2016 - 11/30/2016	—	—	—	$170.6
12/1/2016 - 12/31/2016	—	—	—	$170.6

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, our Board of Directors approved a three-year $1 billion Share Repurchase Program. On December 16, 2008, our Board of Directors modified the provisions of the Share Repurchase Program to replace the original three-year term with an indefinite term. As of December 31, 2016, we had repurchased 20.4 shares for $829.4, including commissions, under the Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends, and repurchase common stock.

PERFORMANCE GRAPH
CUMULATIVE TOTAL RETURN
Based upon an initial investment on December 31, 2011 of $100 with dividends reinvested

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
ITT Inc.	$100.00	$123.46	$231.33	$217.74	$197.85	$212.91
S&P 400 Mid-Cap	$100.00	$117.81	$157.23	$172.54	$168.77	$203.76
S&P 400 Capital Goods	$100.00	$125.52	$177.44	$177.88	$168.08	$221.75
This graph is not, and is not intended to be, indicative of future performance of our common stock. This graph shall not be deemed "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents selected historical financial data derived from the Consolidated Financial Statements for each of the five years presented. The selected financial data should be read in conjunction with, and is qualified in its entirety by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto.

(In Millions, except per share amounts)	2016(a)	2015	2014	2013(a)	2012
Results of Operations
Revenue	$2,405.4	$2,485.6	$2,654.6	$2,496.9	$2,227.8
Gross profit	758.2	809.1	866.4	799.8	680.2
Gross margin	31.5%	32.6%	32.6%	32.0%	30.5%
Asbestos-related (benefit) costs, net(b)	(25.6)	(91.4)	3.9	32.8	50.9
Other operating costs	524.9	520.4	596.1	583.4	477.8
Operating income	258.9	380.1	266.4	183.6	151.5
Operating margin	10.8%	15.3%	10.0%	7.4%	6.8%
Income tax expense (benefit)(c)	76.0	70.1	71.3	(309.6)	39.6
Income from continuing operations attributable to ITT Inc.	181.9	312.4	188.4	487.7	109.5
Income (loss) from discontinued operations, net of tax(d)	4.2	39.4	(3.9)	0.8	15.9
Net income attributable to ITT Inc.	$186.1	$351.8	$184.5	$488.5	$125.4
Income from continuing operations per basic share	$2.04	$3.48	$2.06	$5.36	$1.18
Income (loss) from discontinued operations per basic share	$0.05	$0.44	$(0.04)	$0.01	$0.17
Net income per basic share	$2.09	$3.92	$2.02	$5.37	$1.35
Income from continuing operations per diluted share	$2.02	$3.44	$2.03	$5.28	$1.16
Income (loss) from discontinued operations per diluted share	$0.05	$0.44	$(0.04)	$0.01	$0.17
Net income per diluted share	$2.07	$3.88	$1.99	$5.29	$1.33
Dividends declared	$0.496	$0.4732	$0.44	$0.40	$0.364
Financial Position
Cash and cash equivalents(e)	$460.7	$415.7	$584.0	$507.3	$544.5
Total assets(f)	3,601.7	3,723.6	3,631.5	3,740.2	3,386.1
Total debt and capital leases	216.3	248.5	8.5	48.9	26.9

(a)
On October 5, 2015, we acquired Wolverine, therefore our 2016 Consolidated Financial Statements include an additional nine months of operations compared to 2015 related to this acquisition. On November 28, 2012, we acquired Bornemann GmbH, therefore our 2013 Consolidated Financial Statements include an additional 11 months of operations compared to 2012 related to this acquisition.

(b)
The asbestos-related benefit in 2015 primarily reflects a $100.7 benefit recognized related to a new single firm defense strategy and streamlined case management that is expected to significantly reduce asbestos defense costs. See Note 18, Commitments and Contingencies, to the Consolidated Financial Statements for further information.

(c)	The 2013 tax benefit of $309.6 includes the release of a U.S. deferred tax valuation allowance of $374.6 that was initially established in 2011.

(d)
During 2015, the Company recognized income from discontinued operations of $39.4, principally related to the settlement of the U.S. income tax audit. Income from discontinued operations for 2012 include the results of the Shape Cutting Businesses which was disposed of and sold on November 13, 2012.

(e)
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
OVERVIEW
ITT Inc., through its worldwide subsidiaries, is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation and industrial markets. We refer you to Part I, Item 1, "Description of Business" for a further overview of our company, segments, products and services offerings, and other information about our business.
See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue, adjusted segment operating income, and adjusted income from continuing operations.
EXECUTIVE SUMMARY
During 2016, we faced a challenging market environment in many of our key end markets. Our primary focus was to manage these difficult markets, while advancing our long-term growth plans. During the year, we continued to gain market share and expand across geographies in the transportation end market and we realized the benefits from our on-going Lean transformation and cost actions across ITT which helped to mitigate the difficult conditions. We continued our structural reset in our Industrial Process segment to optimize and align the businesses and their respective cost structures to address the current market conditions. In relation to capital deployment, we executed $70 of share repurchases and executed a plan to de-risk certain long-term obligations through a voluntary pension settlement program. We also reached an agreement to acquire Axtone Railway Components, a manufacturer of highly engineered and customized energy absorption solutions for railway and other harsh environment industrial markets which was completed on January 26, 2017.
Our 2016 results include:

•
A decline in revenue of $80.2, or 3.2% (organic decline of $180.5, or 7%), driven by challenges in the oil & gas, mining and general industrial markets, which were collectively down 21% on an organic basis. The impact of these headwinds was partially offset by organic top-line growth of 9% in the transportation markets, led by automotive brake pads.

•
Operating income and margin decreased $121.2 and 450 basis points, respectively, as top-line headwinds noted above were only partially offset by the benefits from our Lean transformation and past restructuring actions, automotive brake pad share gains, and incremental operating income related to our acquisition of Wolverine. Further impacting operating income was a $100.7 benefit recognized in 2015 from our estimate of future asbestos-related legal costs.

•	Income from continuing operations was $2.02 per diluted share ($2.32 per diluted share on an adjusted EPS basis).
During 2016, it was important to maintain the proper balance between delivering solid operating results, as well as advancing our strategic goals. The following highlights a few examples of strategic actions that occurred during the year that will help position us well for long-term value creation.

•
We continued optimizing the cost structure of our Industrial Process segment to align with current market conditions. To date, we have successfully executed a reduction in headcount of approximately 30% in addition to reducing the number of operating locations.

•
Our Motion Technologies segment continued to drive exceptional operating effectiveness thanks to benefits from the World-Class Manufacturing Excellence Program implemented nearly two years ago. In addition, we are starting to see benefits at our Interconnect Solutions facility in North America as we continue to improve operating efficiencies.

•	We successfully formed our new holding company structure and reorganization allowing us to better manage our legacy liabilities and associated insurance assets.

During the year, we expanded our geographic reach into new markets and capitalized on relationships with previous customers.

•
In North America, our Motion Technologies segment was awarded their largest copper-free platform and also produced other key strategic wins with the "Detroit 3" OEM's. In Asia, MT won business with a major Korean OEM for the first time, and two of MT’s production facilities were certified by a major Korean Tier 1, which makes them the first non-Korean brake pad production site to receive this qualification. Further, the segment delivered an impressive 35% increase in new front-axle brake pad volumes which will expand our technological reach and accelerate future aftermarket demand.

•
At our Control Technologies segment, we won a $50 multi-year contract with a key Aerospace customer and co-developed an innovative technology with that customer that reduces noise and vibration, while at the same time providing a more comfortable passenger experience and extending the lifespan of helicopter components.

We continued to deploy our capital in balanced and effective ways to both position us for long-term success and to return value to shareholders.

•
In order to meet growing demand in our Friction business in North America, we have continued to expand our footprint with the construction of a new plant in Mexico in addition to expanding existing facilities in Asia.

•	We returned $114 to shareholders in the form of a solid quarterly dividend and share repurchases.

•	We agreed to acquire Axtone Railway Components in the fourth quarter of 2016, which is highly complementary to our KONI business. The acquisition closed on January 26, 2017.
As we enter 2017, we expect that continued uncertainty in global oil markets, incremental pricing pressures, rising commodity costs, a strengthening U.S. dollar, and uncertainty from new U.S. Administration policies will provide challenges in the coming year, but we will continue to focus our attention on areas that are within our control. We will continue to progress our Lean transformation, and monitor and reduce our cost structure by taking approximately $30 in restructuring and realignment actions in 2017. We also expect to realize significant benefits from our prior restructuring and productivity actions which will help to mitigate much of the uncertainty in our key end markets. In addition, we expect strong performances from our Automotive and Rail businesses to continue into 2017. We believe that the persistent volatility in the global macroeconomic environment, particularly in the oil and gas end market, may continue and that these conditions may have an impact on our businesses and financial results. Demand for our products that serve the oil and gas market, primarily pumps and connectors that represented approximately 10% of 2016 revenue, depend substantially on the level of expenditures by the oil and gas industry for development and production. These expenditures are generally dependent on the industry’s view of future demand for oil and natural gas. Oil and gas prices have been volatile and have remained at low levels for a sustained period of time, resulting in lower expenditures by the oil and gas industry. As a result, many of our customers have reduced or delayed spending, thus reducing the demand for our products and exerting downward pressure on the prices for our products. In addition, some of our customers are in regions with significant geopolitical instability, such as Venezuela. These conditions or worsening of economic conditions related to our business could result in the cancellation of contracts or impact the collectability of certain accounts and may have an adverse impact on our results of operations and financial condition, including but not limited to further restructuring and impairment charges.
From a capital allocation standpoint, we will continue our track record of balanced and effective capital deployment by funding major organic investments that extend our global reach and capabilities and drive future organic growth. We will continue to build out our pipeline of targets with a focus on close-to-core opportunities, like our most recent acquisitions of Axtone and Wolverine. The availability and timing of acquisition targets is of course unpredictable, so we may choose to return capital to shareholders through additional share repurchases of up to $65 million during the year if targets are not actionable. In addition, we have increased our first quarter 2017 dividend by 3%; our fifth consecutive year of increases.

DISCUSSION OF FINANCIAL RESULTS
2016 VERSUS 2015

	2016	2015	Change
Revenue	$2,405.4	$2,485.6	(3.2)%
Gross profit	758.2	809.1	(6.3)%
Gross margin	31.5%	32.6%	(110	)bp
Operating expenses	499.3	429.0	16.4%
Operating expense to revenue ratio	20.8%	17.3%	350	bp
Operating income	258.9	380.1	(31.9)%
Operating margin	10.8%	15.3%	(450	)bp
Interest and non-operating expenses (income), net	0.5	(2.2)	(122.7)%
Income tax expense	76.0	70.1	8.4%
Effective tax rate	29.4%	18.3%	1,110	bp
Income from continuing operations attributable to ITT Inc.	181.9	312.4	(41.8)%
Income from discontinued operations, net of tax	4.2	39.4	(89.3)%
Net income attributable to ITT Inc.	$186.1	$351.8	(47.1)%
All comparisons included with the Discussion of Financial Results 2016 versus 2015 refer to results for the year ended December 31, 2016 compared to the year ended December 31, 2015, unless stated otherwise.
REVENUE
The following table illustrates the year-over-year revenue results from each of our segments for the years ended December 31, 2016 and 2015.

	2016	2015	Change	Organic Revenue Growth(a)
Industrial Process	$830.1	$1,113.8	(25.5)%	(22.9)%
Motion Technologies	983.4	767.2	28.2%	12.3%
Interconnect Solutions	309.6	328.1	(5.6)%	(6.1)%
Control Technologies	287.0	281.2	2.1%	—%
Eliminations	(4.7)	(4.7)	—%	—%
Total Revenue	$2,405.4	$2,485.6	(3.2)%	(7.3)%

(a)	See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue and organic orders.
Industrial Process
Industrial Process revenue for the year ended December 31, 2016 was $830.1, reflecting a decrease of $283.7, or 25.5%, including an unfavorable foreign currency translation impact of $28.7. Organic revenue decreased 22.9%, reflecting challenging conditions within oil and gas, mining, and chemical and industrial markets that have driven lower demand for original equipment and replacement parts, as well as the postponement of customer maintenance activities. These challenging conditions resulted in a decline in revenue from project pumps, baseline pumps and aftermarket of 44%, 18% and 12%, respectively. Our revenues derived from the oil and gas market declined approximately 36%. Our revenue in the mining market was down approximately 41%, due to low metal prices as well as strong prior year bookings in Latin America. Revenue stemming from the chemical market declined approximately 15% globally, which reflects significant impacts within North America driven by a decline in large projects.
Orders for the year ended December 31, 2016 were $779.1, reflecting a decrease of $157.6, or 16.8% including unfavorable foreign currency translation impact of $23.6. Organic orders decreased 14.3%, from the prior year, primarily due to the challenging market conditions which drove delays and cancellations of capital projects and customer maintenance and replacement activities. Partially offsetting these declines was a 27% increase in orders from the chemical market due to weak orders activity in the prior year.

Backlog
The level of order and shipment activity related to engineered pumps can vary significantly from period to period. Backlog as of December 31, 2016 was $347.2, reflecting a decrease of $63.7, or 15.5%. The decrease reflects lower project order intake due to global capital project delays and lower oil and gas and mining activity due to market uncertainty and volatility.
Motion Technologies
Motion Technologies revenue for the year ended December 31, 2016 was $983.4, reflecting an increase of $216.2, or 28.2% including incremental revenue of $126.4 from the acquisition of Wolverine, which was completed in the beginning of the fourth quarter of 2015, and unfavorable foreign currency translation impact of $4.7. Organic revenue increased $94.5, or 12.3%, driven primarily by strength in automotive brake pads due to OEM share gains in China, Europe, and North America that increased OEM revenue approximately 21%. Sales grew in OES approximately 10% while sales in independent aftermarket were flat compared to the prior year. Sales from our KONI business were also flat as growth in our automotive FSD (frequency selective damping) shock absorber product line was offset by a decline in the China rail market.
Orders for the year ended December 31, 2016 were $998.4, reflecting an increase of $218.4, or 28.0%, including incremental orders of $126.8 from the acquisition of Wolverine and unfavorable foreign currency translation impact of $4.5. Organic orders grew $96.1, or 12.3%, due to overall strength in Friction Technologies as recent automotive platform wins began to enter the production cycle as well as an expanding customer base. KONI orders increased approximately 5% due to strength in the U.S. defense market related to an existing position on a U.S. military platform as well as continued growth in the automotive FSD product line. This was slightly offset by a weaker China rail market.
Interconnect Solutions
Interconnect Solutions revenue for the year ended December 31, 2016 was $309.6, reflecting a decrease of $18.5, or 5.6%, which includes favorable foreign currency translation impact of $1.5. Organic revenue decreased $20.0, or 6.1%, compared to prior year, reflecting a decline in revenue derived from the oil and gas market of approximately 34% due to weak demand for upstream connectors as well as a decline in revenue stemming from the defense market of approximately 10%. This was partially offset by our revenues in the transportation and industrial markets which grew approximately 3% due to strength in applications for electric vehicles as well as medical products. Sales of end-of-life non-strategic connector platforms declined approximately 13%.
Orders for the year ended December 31, 2016 were $309.5, reflecting a decrease of $14.8, or 4.6%, including favorable foreign currency translation impact of $1.3. Organic orders decreased $16.1, or 5.0%, primarily due to weakness in the upstream oil and gas market and lower order activity in our defense business. In addition, orders for end-of-life connector platforms decreased approximately 7%.
Control Technologies
Control Technologies revenue for the year ended December 31, 2016 was $287.0, reflecting an increase of $5.8, or 2.1%. Organic revenue was flat, which excludes the first quarter 2016 incremental benefit from our 2015 acquisition of Hartzell Aerospace of $8.8, as well as revenue of $3.4 from the 2015 period generated by an industrial motors product line that was divested in May 2015 and favorable foreign currency translation impacts of $0.5. Organic revenue for CT Aerospace increased 1% driven by higher defense program and aerospace aftermarket shipments, partially offset by difficult prior year comparisons in commercial aerospace OEM. Organic revenue for CT Industrial declined 1% due to general softness in process control and actuation products.
Orders received during the year ended December 31, 2016 were $292.9, reflecting a decrease of $1.4, or 0.5%. Organic orders declined $10.6, or 3.6%, which excludes the incremental benefit from our 2015 acquisition of Hartzell Aerospace of $13.4, orders from the prior year of $4.6 associated with the industrial product line sold in May 2015 and favorable foreign currency translation of $0.4. The decline in orders is primarily driven by weakness in CT Industrial as orders decreased approximately 9% due to weak upstream oil and gas demand, a difficult prior year comparison related to a large project, and general industrial weakness.

OPERATING EXPENSES
The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	2016	2015	Change
General and administrative expenses	$274.1	258.3	6.1%
Sales and marketing expenses	170.0	183.2	(7.2)%
Research and development expenses	80.8	78.9	2.4%
Asbestos-related (benefit) costs, net	(25.6)	(91.4)	(72.0)%
Total operating expenses	$499.3	$429.0	16.4%
By Segment:
Industrial Process	$212.3	$221.6	(4.2)%
Motion Technologies	139.0	101.5	36.9%
Interconnect Solutions	75.4	93.4	(19.3)%
Control Technologies	61.3	69.4	(11.7)%
Corporate & Other	11.3	(56.9)	**
** Resulting percentage not considered meaningful.
G&A expenses were $274.1 for the year ended December 31, 2016, reflecting an increase of $15.8, or 6.1%. The year-over-year increase was primarily impacted by incremental costs from the 2015 acquisition of Wolverine of $14.6. In addition, a trade name impairment of $4.1 recorded in 2016 in our Industrial Process segment as the result of challenging conditions experienced within the upstream oil and gas market, unfavorable foreign currency impacts of $2.4 and a favorable prior year warranty resolution of approximately $5 was nearly offset by lower incentive based compensation of $5.7, as well as lower acquisition-related costs of $3.3.
Sales and marketing expenses for the year ended December 31, 2016 were $170.0, reflecting a decrease of $13.2, or 7.2%, mainly due to focused cost reductions and lower headcount from our structural reset at Industrial Process, partially offset by incremental sales and marketing costs of $3.7, related to our fourth quarter 2015 acquisition of Wolverine.
R&D expenses for the year ended December 31, 2016 were $80.8, reflecting an increase of $1.9, or 2.4%. The increase was primarily driven by incremental costs of $3.3 related to our acquisition of Wolverine in 2015. In addition, increased product development activities at Motion Technologies were offset by lower R&D spending at Control Technologies during 2016 due to the progress made on the development of a major aerospace program.
During 2016, we recognized a net asbestos-related benefit of $25.6, compared to a benefit of $91.4 in the prior year. The change is primarily due to a $100.7 benefit recognized in 2015, reflecting a new single firm defense strategy and streamlined case management to assist in reducing asbestos related defense costs. This was partially offset by our annual remeasurement which resulted in a benefit of $81.8 in 2016 compared to a benefit of $44.8 in the prior year. See Note 18, Commitments and Contingencies, in our Notes to the Consolidated Financial Statements for further information on our asbestos-related liabilities and assets.

OPERATING INCOME
The following table illustrates the 2016 and 2015 operating income and operating margin by segments and at the consolidated level.

	2016	2015	Change
Industrial Process	$33.5	$141.2	(76.3)%
Motion Technologies	171.4	126.4	35.6%
Interconnect Solutions	19.1	12.2	56.6%
Control Technologies	46.1	42.4	8.7%
Segment operating income	270.1	322.2	(16.2)%
Asbestos-related benefit (cost), net	25.6	91.4	(72.0)%
Other corporate costs	(36.8)	(33.5)	9.9%
Total corporate and other (cost) benefit, net	(11.2)	57.9	(119.3)%
Total operating income	$258.9	$380.1	(31.9)%
Operating margin:
Industrial Process	4.0%	12.7%	(870	)bp
Motion Technologies	17.4%	16.5%	90	bp
Interconnect Solutions	6.2%	3.7%	250	bp
Control Technologies	16.1%	15.1%	100	bp
Segment operating margin	11.2%	13.0%	(180	)bp
Consolidated operating margin	10.8%	15.3%	(450	)bp
Industrial Process operating income for the year ended December 31, 2016 decreased $107.7, or 76.3%, to $33.5 and resulted in an operating margin of 4.0%, reflecting a decline of 870 basis points. The decrease in operating income and margin was primarily the result of lower volume which negatively impacted operating income and operating margin by approximately $132, or 1,150 bp, respectively. Further impacting operating income was unfavorable foreign currency impacts of $9, lower contract profitability of approximately $8, a trade name impairment of $4.1 recorded during 2016 as the result of challenging conditions experienced within the upstream oil and gas market, favorable adjustments made in 2015 to reserves established in purchase accounting for a prior acquisition of $6.7, and a favorable product warranty resolution during 2015 of approximately $5. In addition, restructuring costs in 2016 increased $8.3 compared to the prior year and pension settlement charges of $3.4 were recorded in 2016. These items were partially offset by net savings from restructuring, Lean, sourcing, and cost control initiatives and lower incentive compensation of $3.3.
Motion Technologies operating income for the year ended December 31, 2016 increased $45.0, or 35.6%, to $171.4 and resulted in an operating margin of 17.4%, reflecting an increase of 90 basis points. The increase in operating income was primarily driven by higher sales volumes providing approximately $48, which was partially offset by unfavorable pricing and mix, as well as a gain of $3 recorded in 2015 related to an insurance recovery and unfavorable foreign currency impacts of approximately $3. Net savings from Lean, sourcing, and cost control initiatives was approximately $26 and the 2015 acquisition of Wolverine provided a benefit of $13.4.
Interconnect Solutions operating income for the year ended December 31, 2016 increased $6.9, or 56.6%, to $19.1 and resulted in an operating margin of 6.2%, reflecting an increase of 250 basis points. The result reflects net savings from restructuring, Lean, sourcing, and cost control initiatives of approximately $13 as operational disruptions from the relocation of certain North American operations dissipated during 2016. In addition, restructuring costs and foreign currency impacts were favorable by $6.2 and $3, respectively, compared to the prior year. This was offset by a negative impact from sales volume, price and mix of approximately $12 as well as higher postretirement-related costs primarily due to a $5 benefit recognized in 2015 from a plan curtailment.
Control Technologies operating income for the year ended December 31, 2016 increased $3.7, or 8.7%, to $46.1 and resulted in an operating margin of 16.1%, reflecting an increase of 100 basis points. The increase in operating income was driven by net savings from restructuring, Lean, sourcing, and cost control initiatives of approximately $5 and lower restructuring costs of $3.9. In addition, an unfavorable legal settlement impact of $2 and an impairment charge of $2 both associated with a non-core product line were recorded in 2015 which further contributed to the increase over the prior year. This was partially offset by incremental costs in 2016 of approximately $5 associated with the relocation and consolidation of certain operations to an existing lower-cost facility and higher compensation related costs of approximately $2.

Other corporate costs for the year ended December 31, 2016 increased $3.3, or 9.9%, to $36.8, primarily reflecting pension settlement costs of $9.3 which was partially offset by lower environmental-related costs of approximately $2 (see Note 18, Commitments and Contingencies, for additional information) as well as lower employee incentive-based costs of approximately $5.
INTEREST AND NON-OPERATING EXPENSES (INCOME), NET

	2016	2015	Change
Interest (income) expense, net	$(0.8)	$(2.5)	(68.0)%
Miscellaneous expense (income), net	1.3	0.3	333.3%
Total interest and non-operating expenses (income), net	$0.5	$(2.2)	(122.7)%
Interest (income) expense, net in 2016 reflects a $1.7 unfavorable change compared to 2015, primarily due to the prior year reversal of accrued interest related to unrecognized tax benefits as well as additional interest expense associated with higher annual average outstanding borrowings from our revolving credit and commercial paper facilities during 2016. This was partially offset by an increase in 2016 interest income of $1.7 due to refunds of interest earned by ITT on prepaid taxes to the Internal Revenue Service that exceeded the interest on tax deficiencies for prior year tax audits.
Miscellaneous expenses (income), net increased $1.0 during 2016, primarily due to a $1.6 receivable with Xylem and Exelis recognized in 2015 related to the settlement of the U.S. income tax audit.
INCOME TAX EXPENSE
For the year ended December 31, 2016, the Company recognized income tax expense of $76.0 representing an effective tax rate of 29.4%, compared to income tax expense of $70.1, and an effective tax rate of 18.3% for 2015. The higher effective tax rate in 2016 is primarily driven by an increase in the deferred tax liability on foreign earnings which are not considered indefinitely reinvested, whereas the lower effective tax rate in 2015 was primarily driven by the settlement of a U.S. income tax audit and the release of valuation allowance on certain net deferred tax assets in China due to positive income in recent years. The Company continues to benefit from a larger mix of earnings in non-U.S. jurisdictions with favorable tax rates.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Argentina, Canada, Germany, Hong Kong, Italy, Mexico, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $16 due to changes in audit status, expiration of statutes of limitations and other events. The settlement of any future examinations could result in changes in amounts attributable to the Company under its existing Tax Matters Agreement with Exelis and Xylem.
See Note 5, Income Taxes, to the Consolidated Financial Statements for further information on tax-related matters.
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
Results from discontinued operations reflect a gain of $4.2, net of tax, for the year ended December 31, 2016, primarily related to favorable resolutions of certain legacy liabilities in 2016. Results from discontinued operations for the year ended December 31, 2015 reflect a gain of $39.4, principally related to the settlement of the U.S. income tax audit. This includes a tax benefit of $38.3 from the recognition of previously unrecognized tax positions, related net interest income of $3.2, and a $13.2 receivable due from Exelis and Xylem, partially offset by net tax expense of $17.4 from unfavorable audit adjustments.

DISCUSSION OF FINANCIAL RESULTS
2015 VERSUS 2014

	2015	2014	Change
Revenue	$2,485.6	$2,654.6	(6.4)%
Gross profit	809.1	866.4	(6.6)%
Gross margin	32.6%	32.6%	—
Operating expenses	429.0	600.0	(28.5)%
Operating expense to revenue ratio	17.3%	22.6%	(530	)bp
Operating income	380.1	266.4	42.7%
Operating margin	15.3%	10.0%	530	bp
Interest and non-operating (income) expenses, net	(2.2)	4.4	(150.0)%
Income tax expense	70.1	71.3	(1.7)%
Effective tax rate	18.3%	27.2%	(890	)bp
Income from continuing operations attributable to ITT Inc.	312.4	188.4	65.8%
Income (loss) from discontinued operations, net of tax	39.4	(3.9)	**
Net income attributable to ITT Inc.	$351.8	$184.5	90.7%
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
Industrial Process
Industrial Process revenue for the year ended December 31, 2015 was $1,113.8, reflecting a decrease of $94.5, or 7.8%. Unfavorable foreign currency fluctuations negatively impacted revenue growth by $65.0, or 5.4%. Organic revenue decreased 2.4%, compared to 2014, which reflected the challenging oil and gas and industrial market conditions which impacted customers' capital spending levels and led to project delays in 2015. However, a large portion of the impact was offset by shipments from strong bookings in 2014 despite the difficult market conditions. These were the primary drivers that impacted our results within the oil and gas market resulting in a revenue decline of approximately 2%. Revenue stemming from the chemical market declined approximately 10% globally, which reflected significant impacts within the Asia Pacific region driven by a decline in large projects. Revenue from the mining market was down approximately 3% as strength in Latin America, primarily due to large project pumps, was more than offset by the impact of soft market conditions in North America.

Orders for the year ended December 31, 2015 were $936.7, reflecting a decrease of $277.5, or 22.9%. Unfavorable foreign currency fluctuations negatively impacted order growth by $57.8, or 4.8%. Organic orders declined 18.1%, primarily reflecting the impact from lower oil prices which decreased the level of capital investment in the oil and gas markets and created difficult comparisons to 2014 which included multiple large-scale highly engineered pump project wins. Soft market conditions also drove lower orders to both the chemical and mining markets, primarily within North America and Asia. We experienced modest order improvement in the other general industrial markets, primarily the pulp and paper and power markets within North America and Latin America.
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
Interconnect Solutions
Interconnect Solutions revenue for the year ended December 31, 2015 was $328.1, reflecting a decrease of $64.7, or 16.5%, which included unfavorable foreign currency translation impact of $20.3. Organic revenue decreased $44.4, or 11.3%, as compared to prior year, reflecting a decline in all market categories. Organic revenue derived from the transportation and industrial market category declined approximately 12%, primarily due to weak demand in the heavy vehicle and industrial markets. Organic revenue stemming from the oil and gas market decreased approximately 25% due primarily to the decline in oil prices and related decline in North American rig counts. Organic revenue within the aerospace and defense market declined approximately 6% primarily due to shipment delays from operational disruptions related to the relocation of certain North American operations.
Orders for the year ended December 31, 2015 were $324.3, reflecting a decrease of $64.1, or 16.5%, primarily due to a decline in organic orders driven by challenging industrial market conditions combined with a decline in market share, end-of-life connector platforms, and included an unfavorable foreign currency translation impact of $20.0.
Control Technologies
Control Technologies revenue for the year ended December 31, 2015 was $281.2, reflecting a decrease of $9.3, or 3.2%, which included an unfavorable foreign currency translation impact of $1.7, as well as revenues of $5.0 from 2014 associated with an industrial product line that was sold in May 2015. These decreases were offset by additional revenues of $27.7 from the Hartzell Aerospace acquisition in March 2015. Organic revenue for 2015 decreased $30.3, or 10.4%, driven by declines at the CT Aerospace and CT Industrial divisions of 8% and 15%, respectively. At CT Aerospace, the declines were driven by weakness in our automated seat product line, as well as soft market conditions in the aerospace aftermarket channel. Weakness in our CT Aerospace division was partially offset by a 6% increase in revenue related to our Defense products. At CT Industrial, weakness in energy absorption products in Europe and China as well as the impact from the oil and gas markets and overall weakness in the industrial markets caused the decline.
Orders received during the year ended December 31, 2015 were $294.3, reflecting an increase of $5.1, or 1.8%, including unfavorable foreign currency translation impact of $1.8 and an impact of $4.0 from an industrial product line that was sold in May 2015. These items were offset by orders of $31.2 from the acquisition of Hartzell Aerospace in March 2015. On an organic basis, orders declined $20.3, or 7.0% for the same reasons as discussed above regarding revenue, and were partially offset by a 36% increase in orders for Defense products in the CT Aerospace division.

OPERATING EXPENSES
Operating expenses for the year ended December 31, 2015 decreased $171.0, primarily due to lower net asbestos-related costs as well as from additional cost savings generated by restructuring and Lean initiative actions. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

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
During 2015, we recognized a net asbestos-related benefit of $91.4, compared to a net asbestos-related cost of $3.9 in 2014. The decrease of $95.3 was primarily due to a $100.7 benefit recognized during the second quarter of 2015, reflecting a change in our asbestos defense strategy to retain a single firm to defend the Company in asbestos litigation. This new long-term strategy helped streamline the management of cases and significantly reduced defense costs. See Note 18, Commitments and Contingencies, in our Notes to the Consolidated Financial Statements for further information on our asbestos-related liabilities and assets.

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
Interconnect Solutions operating income for the year ended December 31, 2015 decreased $10.0, or 45.0%, to $12.2 and resulted in an operating margin of 3.7%, reflecting a decline of 200 basis points. The result reflected declines in sales volume of approximately $18 and incremental costs of approximately $25 related to operational disruptions from the relocation of certain North American operations. Foreign currency unfavorably impacted operating income results by approximately $3. The decline in operating income was partially offset by lower restructuring costs of $14, incremental savings from past restructuring initiatives that provided a benefit of approximately $14, and lower postretirement-related costs of $5 primarily due to a benefit from a plan curtailment.
Control Technologies operating income for the year ended December 31, 2015 decreased $21.1, or 33.2%, to $42.4 and resulted in an operating margin of 15.1%, reflecting a decline of 680 basis points. The decrease in operating income and margin was primarily related to an unfavorable impact of approximately $19 due to lower sales volume and mix. In addition, 2015 included higher restructuring costs of $5 and R&D expenses of $3, as well as an unfavorable legal settlement impact of $2 and an impairment charge of $2 both associated with a non-core product line. These expenses were partially offset by the 2015 operating income generated by the Hartzell Aerospace acquisition. These items were further offset by net savings from Lean and sourcing initiatives and cost control management actions of approximately $9 and lower compensation costs.
Other corporate costs for the year ended December 31, 2015 decreased $36.7, or 52.3%, to $33.5, primarily reflecting lower environmental-related costs of $12 (see Note 18, Commitments and Contingencies, for additional information) and a decline in human resource and culture related investment spending of approximately $10 and generally lower departmental spending due to a focus on cost control. Other corporate costs also reflected lower insurance-related costs of approximately $6 and employee incentive costs of approximately $4.
INTEREST AND NON-OPERATING (INCOME) EXPENSES, NET

	2015	2014	Change
Interest (income) expense, net	$(2.5)	$1.5	(266.7)%
Miscellaneous expense (income), net	0.3	2.9	(89.7)%
Total interest and non-operating (income) expenses, net	$(2.2)	$4.4	(150.0)%
Interest (income) expense, net reflected a $4.0 favorable change for 2015, primarily due to the reversal of accrued interest in the third quarter of 2015 related to unrecognized tax benefits, partially offset by additional interest expense associated with higher annual average outstanding borrowings from our revolving credit and commercial paper facilities during 2015. In addition, earned interest income declined $1.0 due to lower average interest rates primarily in Europe and a lower average balance of short-term investments during 2015.
Miscellaneous expenses (income), net decreased $2.6 during 2015, primarily due to a $1.6 receivable with Xylem and Exelis related to the settlement of the U.S. income tax audit in the third quarter of 2015, as well as higher income from equity method investments.
INCOME TAX EXPENSE
For the year ended December 31, 2015, the Company recognized income tax expense of $70.1 representing an effective tax rate of 18.3%, compared to income tax expense of $71.3, and an effective tax rate of 27.2% for 2014. Our effective tax rate in 2015 was lower than the statutory tax rate primarily resulting from a larger mix of foreign income taxed more favorably than the U.S., including a tax holiday in South Korea, the recognition of previously unrecognized tax benefits upon the completion of tax examinations and lapses in the statute of limitations.
After considering all available evidence, including cumulative income and the absence of any significant negative evidence, the Company released the valuation allowance against certain foreign net deferred tax assets in China. The Company continues to maintain a valuation allowance against certain deferred tax assets attributable to state net operating losses and tax credits, and certain foreign net deferred tax assets primarily in Luxembourg, Germany and India which were not expected to be realized. Overall, the 2015 decrease in the valuation allowance of $11.4 was primarily attributable to the release of valuation allowance in China.
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

LIQUIDITY AND CAPITAL RESOURCES
Funding and Liquidity Strategy
We monitor our funding needs and design and execute strategies to meet overall liquidity requirements, including the management of our capital structure on both a short- and long-term basis. We expect to fund our ongoing working capital, capital expenditures, dividends, and financing requirements through cash flows from operations and cash on hand or by accessing the commercial paper market. If our access to the commercial paper market were adversely affected, we believe that alternative sources of liquidity, including our Revolving Credit Agreement, described below, would be sufficient to meet our short-term funding requirements.
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We plan to transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the U.S., consistent with our overall intention to support growth and expand in markets outside of the U.S. through the development of products, increased non-U.S. capital spending, and potentially the acquisition of foreign businesses. However, we have determined that certain undistributed foreign earnings generated in Luxembourg, Japan, Hong Kong and South Korea should not be considered permanently reinvested outside of the U.S. Net cash distributions from foreign countries amounted to $100.0 and $235.0 during 2016 and 2015, respectively. The timing and amount of future remittances, if any, remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. Aggregate dividends paid in 2016 were $44.6, compared to $42.8 in 2015 and $40.7 in 2014, reflecting per share amounts of $0.496, $0.4732, and $0.44, respectively. In the first quarter of 2017, we declared a quarterly dividend of $0.128 per share for shareholders of record on March 13, 2017.
We repurchased 2.0 shares of ITT common stock in both 2016 and 2015 at a cost of $70.0 and $80.0, respectively, through our share repurchase program. To date, under the program the Company has repurchased 20.4 shares for $829.4.
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
Commercial Paper
We access the commercial paper market to supplement the cash flows generated internally to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and when it is cost effective to do so. We had $113.5 and $94.5 of commercial paper outstanding as of December 31, 2016 and 2015, respectively. Our average daily outstanding commercial paper balance for the years ended 2016 and 2015 was $127.5 and $73.1, respectively, and the maximum outstanding commercial paper during each of those respective years was $183.0 and $180.0, respectively.
Credit Facilities
Our revolving $500 credit agreement (the Revolving Credit Agreement) provides for increases of up to $200 for a possible maximum total of $700 in aggregate principal amount, at the request of the Company and with the consent of the institutions providing such increased commitments. The Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. Two borrowing options are available under the Credit Agreement: (i) a competitive advance option and (ii) a revolving credit option. The interest rates for the competitive advance option will be obtained from bids in accordance with competitive auction procedures. The interest rates under the revolving credit option will be based either on LIBOR plus spreads reflecting the Company’s credit ratings, or on the Administrative Agent’s Alternate Base Rate. The provisions of the Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined, of at least 3.0 times and a leverage ratio, as defined, of not more than 3.0 times. At December 31, 2016, we had $100 outstanding under the Revolving Credit Agreement. Our interest coverage ratio and leverage ratio were within the prescribed thresholds as of December 31, 2016. In the event of certain ratings downgrades of the Company to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the credit facility. On November 29, 2016, we amended the Revolving Credit Agreement to extend the maturity date from November 25, 2019 to November 25, 2021. The interest rate and fees associated with drawn amounts are unchanged.
Our credit ratings as of December 31, 2016 were as follows:

Rating Agency	Short-Term Ratings	Long-Term Ratings
Standard & Poor’s	A-2	BBB
Moody’s Investors Service	P-3	Baa3
Fitch Ratings	F2	BBB+
Please refer to the rating agency websites and press releases for more information.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities for the three years ended December 31, 2016, 2015, and 2014.

	2016	2015	2014
Operating activities	$240.7	$229.7	$244.7
Investing activities	(54.4)	(485.5)	(14.5)
Financing activities	(141.9)	120.4	(116.6)
Foreign exchange	(11.4)	(31.6)	(31.2)
Total net cash flow provided by (used in) continuing operations	$33.0	$(167.0)	$82.4
Net cash provided by (used in) discontinued operations	12.0	(1.3)	(5.7)
Net change in cash and cash equivalents	$45.0	$(168.3)	$76.7
Net cash provided by operating activities was $240.7 for the year ended December 31, 2016, representing an increase of $11.0, or 4.8%, from 2015. The change in net cash provided by operating activities is primarily driven by improvements in the working capital balance, especially as it relates to collections of past due accounts receivables. This was partially offset by lower segment operating income of approximately $41, after adjustments for non-cash charges, such as depreciation and amortization as well as higher net income taxes paid of $7.6, higher asbestos-related payments of $6.9, and higher restructuring cash payments of $5.9.
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
Net cash used in investing activities decreased from $485.5 in 2015 to $54.4 in 2016. The decrease is primarily due to our acquisitions of Wolverine for $298.1 and Hartzell Aerospace for $52.9 during 2015 as well as higher maturities of short-term investments (net of purchases) of $124.5. This was offset by higher year-over-year capital expenditure spending of $24.7 due to the construction of our Motion Technologies North American plant. In addition, the sale of an industrial product line in 2015 within our Control Technologies segment resulted in proceeds of $8.9.
Net cash used in investing activities increased from $14.5 in 2014 to $485.5 in 2015, primarily due to our acquisitions of Wolverine for $298.1 and Hartzell Aerospace for $52.9 during 2015. In addition, net purchases of short-term investments (net of maturities) exceeded the 2014 amount by $165.2. Capital expenditure spending decreased $32.1 year-over-year with spending for both years focused on capacity expansion projects and system upgrades. In addition, during the second quarter of 2015 we sold an industrial product line within our Control Technologies segment resulting in proceeds of $8.9.
Net cash used for financing activities was $141.9 for the year ended December 31, 2016, compared to net cash provided by financing activity in 2015 of $120.4. The change reflects lower net borrowings from our revolving credit facility and commercial paper program of $200.6 and $75.5, respectively. Partially offsetting this was a $6.2 decrease in repurchases of ITT common stock and a $6.1 increase in proceeds from the issuance of common stock.
Net cash provided by financing activities was $120.4 for the year ended December 31, 2015, reflecting an increase of $237.0 as compared to 2014. The increase reflects 2015 net borrowings of $150 from our revolving credit facility and commercial paper issuances of $94.5, partially offset by a $23.8 increase in repurchases of ITT common stock.
Net cash provided by discontinued operations for the year ended December 31, 2016 of $12.0 is primarily related to net receipts during 2016 of $14.8 related to the settlement of the U.S. income tax audit in 2015 that was reimbursed by Xylem and Exelis in accordance with the Tax Matters Agreement. Net cash used related to discontinued operations for the year ended December 31, 2015 of $1.3 is primarily related to environmental-related payments for sites formerly owned by ITT. Net cash used related to discontinued operations for the year ended December 31, 2014 is primarily related to a settlement payment to a former ITT entity.
Asbestos
Based on the estimated undiscounted asbestos liability as of December 31, 2016 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 40% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. In the tenth year of our estimate, our insurance recoveries are currently projected to be approximately 15%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
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
As of December 31, 2016, the Company has entered into coverage-in-place agreements and policy buyout agreements representing approximately 46% of our recorded asset. Certain of our primary coverage-in-place agreements are exhausted which may result in higher net cash outflows until excess carriers begin accepting claims for reimbursement. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at December 31, 2016.
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
Although asbestos cash outflows can vary significantly from year to year, our current net cash outflows, net of tax benefits, averaged $13 over the past three annual periods and are projected to average $15 to $25 over the next five years, increasing to an average of approximately $30 to $40 per year over the remainder of the projection period.
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
Funding of Postretirement Plans
The following table provides a summary of the funded status of our postretirement benefit plans as of December 31, 2016 and 2015.

	2016				2015
	U.S. Pension	Non-U.S. Pension	Other Benefits	Total	U.S. Pension	Non-U.S. Pension	Other Benefits	Total
Fair value of plan assets	$262.2	$0.9	$6.1	$269.2	$278.1	$0.9	$7.9	$286.9
Projected benefit obligation	312.3	79.9	138.8	531.0	339.9	78.0	143.4	561.3
Funded status	$(50.1)	$(79.0)	$(132.7)	$(261.8)	$(61.8)	$(77.1)	$(135.5)	$(274.4)
The funded status of our U.S. pension plans improved by $11.7 during 2016 primarily due to discretionary company contributions. Our non-U.S. pension plans, which are typically not funded due to local regulations, had a decrease in funded status of $1.9 during 2016 due to the decrease in the discount rate used to measure the benefit obligation.
While the Company has significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, and applicable Internal Revenue Code regulations mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend a plan or make benefit payments. In general, certain benefit restrictions apply when the Adjusted Funding Target Attainment Percentage (AFTAP) of a plan is less than 80%. When the AFTAP is between 80% and 60%, there is a restriction on plan amendments and a partial restriction on accelerated benefit payments (i.e., lump sum payments cannot exceed 50% of the value of the participants total benefit). Full benefit restrictions apply if the plan’s AFTAP falls below 60%. As of December 31, 2016, the funding percentages of all ITT U.S. Qualified pension plans exceeded 80% as calculated using the AFTAP approach.
While we make contributions to our postretirement benefit plans when considered necessary or advantageous to do so, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. Funding requirements under IRS rules are a major consideration in making contributions to our U.S. pension plans. Future minimum funding requirements will depend primarily on the return on plan assets and discount rate, both determined using AFTAP guidelines. Depending on these factors, and the resulting funded status of our U.S. pension plans, the level of future minimum contributions could be material. During 2016 and 2015, we contributed $12.8 and $12.4 to our global pension plans, respectively. During 2016 and 2015 we made discretionary contributions to our U.S. pension plans of $7.8 and $7.5, respectively. We anticipate making contributions to our global pension plans of $4.0 during 2017.
The funded status of our other employee-related defined benefit plans improved $2.8 during 2016 primarily due to lower than expected benefit payments and mortality improvements. We contributed $6.2 to our other employee-related defined benefit plans during both 2016 and 2015. We currently estimate that the 2017 contributions to our other employee-related defined benefit plans will be approximately $9.0. See Note 15, Postretirement Benefit Plans, for additional financial information related to our postretirement obligations.

Capital Resources
Long-term debt is generally defined as any debt with an original maturity greater than 12 months. As of December 31, 2016, we have sources of long- and short-term funding including access to the capital markets through a commercial paper program and available unused credit lines of $400, as well as general market access to longer-term markets. Our commercial paper program is supported by the Revolving Credit Agreement and our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances.
The table below provides long-term debt outstanding and capital lease obligations at December 31, 2016 and 2015.

	2016	2015
Current portion of long-term debt and capital leases	$0.8	$1.2
Non-current portion of long-term debt and capital leases	2.0	2.8
Total long-term debt and capital leases	$2.8	$4.0
Contractual Obligations
ITT’s commitment to make future payments under long-term contractual obligations was as follows, as of December 31, 2016:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt, including interest and capital leases	$3.0	$1.0	$1.1	$0.7	$0.2
Operating leases	156.7	22.8	39.4	31.5	63.0
Purchase obligations(a)	85.3	74.3	10.9	0.1	—
Other long-term obligations(b)	110.1	16.1	30.7	30.5	32.8
Total	$355.1	$114.2	$82.1	$62.8	$96.0
In addition to the amounts presented in the table above, we have recorded liabilities for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years and uncertain tax positions of $954.3 and $36.9, respectively, in our Consolidated Balance Sheet at December 31, 2016. These amounts have been excluded from the contractual obligations table due to an inability to reasonably estimate the timing of payments in individual years. In addition, while we make contributions to our postretirement benefit plans when considered necessary or advantageous to do so, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. As such, expected contributions to our postretirement benefit plans have been excluded from the table above.

(a)
Represents unconditional purchase agreements that are enforceable and legally binding and that specify all significant terms to purchase goods or services, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase agreements that are cancellable without penalty have been excluded.

(b)
Other long-term obligations include amounts recorded on our December 31, 2016 Consolidated Balance Sheet, including estimated environmental payments and employee compensation agreements. We estimate based on historical experience that we will spend between $10 and $15 per year on environmental investigation and remediation, a portion of which we are legally mandated to perform through various orders and agreements with state and federal oversight agencies. At December 31, 2016, our recorded environmental liability was $76.6.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements represent transactions, agreements or other contractual arrangements with unconsolidated entities, where an obligation or contingent interest exists. Our off-balance sheet arrangements, as of December 31, 2016, consist of indemnities related to acquisition and disposition agreements and certain third-party guarantees.
Indemnities
Since our founding in 1920, we have acquired and disposed of numerous entities. The related acquisition and disposition agreements contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party. The indemnities address a variety of subjects; the term and monetary amounts of each such indemnity are defined in the specific agreements and may be affected by various conditions and external factors. Many of the indemnities have expired either by operation of law or as a result of the terms of the agreement. We do not have a liability recorded for these expired indemnifications and are not aware of any claims or other information that would give rise to material payments under such indemnities.
As part of the 2011 spin-off, ITT LLC agreed to provide certain indemnifications and cross-indemnifications among ITT LLC, Exelis and Xylem, subject to limited exceptions with respect to employee claims. The indemnifications address a variety of subjects, including asserted and unasserted product liability matters (e.g., asbestos claims, product warranties) which relate to products manufactured, repaired and/or sold prior to the date of the 2011 spin-off. These indemnifications last indefinitely and are not affected by Harris' acquisition of Exelis. In addition, ITT LLC, Exelis and Xylem agreed to certain cross-indemnifications with respect to other liabilities and obligations. ITT LLC expects Exelis and Xylem to fully perform under the terms of the Distribution Agreement and therefore has not recorded a liability for matters for which we have been indemnified. In addition, both Exelis and Xylem have made asbestos indemnity claims that could give rise to material payments under the indemnity provided by ITT LLC; such claims are included in our estimate of asbestos liabilities.
Guarantees
We have $146.5 of guarantees, letters of credit and similar arrangements outstanding at December 31, 2016, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2016 as the likelihood of nonperformance by the underlying obligors is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our financial statements.
KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews a variety of key performance indicators including revenue, segment operating income and margins, earnings per share, order growth, and backlog, some of which are non-GAAP. In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions, dividends, and share repurchases. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•
"organic revenue" and "organic orders" are defined as revenue and orders, excluding the impacts of foreign currency fluctuations, acquisitions and divestitures. Divestitures include sales of portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Management believes that reporting organic revenue and organic orders provides useful information to investors by helping identify underlying trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers.

Reconciliations of organic revenue for the years ended December 31, 2016 and 2015 are provided below.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT
2016 Revenue	$830.1	$983.4	$309.6	$287.0	$(4.7)	$2,405.4
(Acquisitions)/divestitures, net	—	(126.4)	—	(5.4)	—	(131.8)
Foreign currency translation	28.7	4.7	(1.5)	(0.5)	0.1	31.5
2016 Organic revenue	$858.8	$861.7	$308.1	$281.1	$(4.6)	$2,305.1

2015 Revenue	1,113.8	767.2	328.1	281.2	(4.7)	2,485.6
Organic (decline)/growth	(22.9)%	12.3%	(6.1)%	—%		(7.3)%

2015 Revenue	$1,113.8	$767.2	$328.1	$281.2	$(4.7)	$2,485.6
(Acquisitions)/divestitures, net	(0.1)	(34.9)	—	(22.7)	—	(57.7)
Foreign currency translation	65.0	106.8	20.3	1.7	—	193.8
2015 Organic revenue	$1,178.7	$839.1	$348.4	$260.2	$(4.7)	$2,621.7

2014 Revenue	1,208.3	769.4	392.8	290.5	(6.4)	2,654.6
Organic growth/(decline)	(2.4)%	9.1%	(11.3)%	(10.4)%		(1.2)%
Reconciliations of organic orders for the years ended December 31, 2016 and 2015 are provided below.

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Eliminations	Total ITT
2016 Orders	$779.1	$998.4	$309.5	$292.9	$(5.1)	$2,374.8
(Acquisitions)/divestitures, net	—	(126.8)	—	(8.8)	—	(135.6)
Foreign currency translation	23.6	4.5	(1.3)	(0.4)	0.1	26.5
2016 Organic orders	$802.7	$876.1	$308.2	$283.7	$(5.0)	$2,265.7

2015 Orders	936.7	780.0	324.3	294.3	(4.7)	2,330.6
Organic (decline)/growth	(14.3)%	12.3%	(5.0)%	(3.6)%		(2.8)%

2015 Orders	$936.7	$780.0	$324.3	$294.3	$(4.7)	$2,330.6
(Acquisitions)/divestitures, net	(0.1)	(40.1)	—	(27.2)	—	(67.4)
Foreign currency translation	57.8	110.0	20.0	1.8	—	189.6
2015 Organic orders	$994.4	$849.9	$344.3	$268.9	$(4.7)	$2,452.8

2014 Orders	1,214.2	797.0	388.4	289.2	(5.8)	2,683.0
Organic growth/(decline)	(18.1)%	6.6%	(11.4)%	(7.0)%		(8.6)%

•
"adjusted segment operating income" is defined as operating income, adjusted to exclude special items that include, but are not limited to, restructuring costs, realignment costs, certain asset impairment charges, certain acquisition-related expenses, and other unusual or infrequent operating items. Special items represent significant charges or credits that impact current results, which management views as unrelated to the Company's ongoing operations and performance. We believe that adjusted segment operating income is useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors

Reconciliations of segment operating income to adjusted segment operating income for the years ended December 31, 2016, 2015 and 2014 are provided in the tables below.

Year Ended December 31, 2016	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total Segment
Segment operating income	$33.5	$171.4	$19.1	$46.1	$270.1
Restructuring costs	20.5	2.5	0.1	1.4	24.5
Acquisition-related expenses	—	4.3	—	1.5	5.8
Other unusual or infrequent items(a)	7.5	(0.1)	—	4.5	11.9
Adjusted segment operating income	$61.5	$178.1	$19.2	$53.5	$312.3

Year Ended December 31, 2015
Segment operating income	$141.2	$126.4	$12.2	$42.4	$322.2
Restructuring costs	12.2	—	6.3	5.3	23.8
Acquisition-related expenses	(6.7)	13.1	—	1.4	7.8
Other unusual or infrequent items	(0.8)	—	0.4	0.8	0.4
Adjusted segment operating income	$145.9	$139.5	$18.9	$49.9	$354.2

Year Ended December 31, 2014
Segment operating income	$123.9	$130.9	$22.2	$63.5	$340.5
Restructuring costs	4.2	2.1	20.5	—	26.8
Other unusual or infrequent items(b)	2.3	—	9.5	—	11.8
Adjusted segment operating income	$130.4	$133.0	$52.2	$63.5	$379.1

(a)
The adjustments for other unusual or infrequent items during 2016 include a $4.1 impairment of intangible assets and pension settlement costs of $3.4 at Industrial Process, and $4.5 of realignment costs at Control Technologies associated with an action to move certain production lines.

(b)
The adjustments for other unusual or infrequent items during 2014 include realignment costs at Interconnect Solutions associated with an action to move certain production lines and enterprise resource planning (ERP) global template design costs and foreign exchange-related impacts at Industrial Process associated with our operations in Venezuela.

•
"adjusted income from continuing operations" and "adjusted income from continuing operations per diluted share" are defined as income from continuing operations attributable to ITT Inc. and income from continuing operations attributable to ITT Inc. per diluted share, adjusted to exclude special items that include, but are not limited to, asbestos-related costs, restructuring costs, realignment costs, certain asset impairment charges, certain acquisition-related expenses, income tax settlements or adjustments, and other unusual or infrequent non-operating items. Special items represent significant charges or credits, on an after-tax basis, that impact current results which management views as unrelated to the Company's ongoing operations and performance. The after-tax basis of each special item is determined using the jurisdictional tax rate of where the expense or benefit occurred. We believe that adjusted income from continuing operations is useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.

A reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, to income from continuing operations and income from continuing operations per diluted share for the years ended December 31, 2016, 2015 and 2014 are provided in the table below.

	2016	2015	2014
Income from continuing operations attributable to ITT Inc.	$181.9	$312.4	$188.4
Restructuring costs, net of tax benefit of $7.1, $5.5, and $8.6, respectively	19.2	18.5	19.5
Asbestos-related (benefit) costs, net of tax (expense) benefit of $(9.5), $(33.8), and $1.4, respectively	(16.1)	(57.6)	2.5
Pension settlement, net of tax benefit of $4.7, $0.0, and $0.0, respectively	8.0	—	—
Tax-related special items(a)	5.9	(37.1)	3.8
Realignment costs, net of tax benefit of $2.4, $0.9, and $3.2, respectively(b)	4.8	1.4	6.2
Acquisition-related costs, net of tax benefit of $2.2, $5.3, and $0.0, respectively	3.6	2.5	—
Other unusual or infrequent items, net of tax of (expense) benefit of $(0.1), $2.0, and $3.2, respectively(c)	0.8	(8.4)	8.4
Adjusted income from continuing operations	$208.1	$231.7	$228.8
Income from continuing operations attributable to ITT Inc. per diluted share	$2.02	$3.44	$2.03
Adjusted income from continuing operations per diluted share	$2.32	$2.55	$2.47

(a)	The following table details significant components of the tax-related special items. See Note 5, Income Taxes, to our Consolidated Financial Statements for further information.

	2016	2015	2014
Charge on undistributed foreign earnings	$24.7	$(7.4)	$0.8
Change in uncertain tax positions	(14.5)	(15.1)	0.4
Change in deferred tax asset valuation allowance	(0.2)	(7.3)	2.5
Impacts of tax audit closure	0.1	(7.0)	0.7
Other	(4.2)	(0.3)	(0.6)
Net tax-related special items	$5.9	$(37.1)	$3.8

(b)	Realignment costs include expenses to relocate certain production lines and enterprise resource planning (ERP) global template design costs.

(c)	Other unusual or infrequent items, net of tax, for 2016 include an impairment of a trade name and a reversal of accrued interest related to uncertain tax positions.
Other unusual or infrequent items, net of tax, for 2015 primarily reflect the reversal of accrued interest related to uncertain tax positions and a gain from an environmental insurance settlement.
Other unusual or infrequent items, net of tax, for 2014 include costs associated with the Venezuela currency devaluation and IT infrastructure modification-related expenses following the 2011 spin-offs of Xylem and Exelis.

•
"adjusted free cash flow" is defined as net cash provided by operating activities less capital expenditures, adjusted for cash payments for restructuring costs, realignment actions, net asbestos cash flows and other significant items that impact current results which management views as unrelated to the Company's ongoing operations and performance. Due to other financial obligations and commitments, including asbestos, the entire free cash flow may not be available for discretionary purposes. We believe that adjusted free cash flow provides useful information to investors as it provides insight into the primary cash flow metric used by management to monitor and evaluate cash flows generated by our operations. A reconciliation of adjusted free cash flow is provided below.

•	"adjusted free cash flow conversion" is defined as adjusted free cash flow divided by adjusted income from continuing operations.

	2016	2015	2014
Net cash from continuing operations	$240.7	$229.7	$244.7
Capital expenditures	(111.4)	(86.7)	(118.8)
Restructuring cash payments	30.3	24.4	18.6
Net asbestos cash flows	31.5	24.6	3.9
Other cash payments(a)	9.4	7.6	24.6
Adjusted free cash flow	$200.5	$199.6	$173.0
Adjusted income from continuing operations	208.1	231.7	228.8
Adjusted free cash flow conversion	96.3%	86.1%	75.6%

(a)
Other cash payments during 2016 and 2015 include discretionary pension contributions, net of tax and realignment-related cash payments. Other cash payments during 2014 include realignment-related cash payments associated with an action to move certain production lines and develop an ERP global template.

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
Asbestos Matters
Subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been sued along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) that contained asbestos. To the extent that these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT subsidiaries were distributors for other manufacturers’ products that may have contained asbestos.
Estimating our exposure to pending asbestos claims and those that may be filed in the future is subject to significant uncertainty and risk as there are multiple variables that can affect the timing, severity, quality, quantity and resolution of claims. The methodology used to project future asbestos costs is based largely on the Company’s experience in a reference period, including the last few years, for claims filed, settled and dismissed, and is supplemented by management’s expectations of the future. This experience is compared to the results of previously conducted epidemiological studies by estimating the number of individuals likely to develop asbestos-related diseases. Those studies were undertaken in connection with an independent analysis of the population of U.S. workers across 11 different industry and occupation categories believed to have been exposed to asbestos. Using information for the industry and occupation categories relevant to the Company, an estimate is developed of the number of claims estimated to be filed against the Company over the next 10 years, as well as the aggregate settlement costs that would be incurred to resolve both pending and estimated future claims based on the average settlement costs by disease during the reference period. In addition, the estimate is augmented for the costs of defending asbestos claims in the tort system using a forecast based on recent experience, as well as agreements with the Company’s external defense counsel. The asbestos liability has not been discounted to present value due to the inability to reliably forecast the timing of future cash flows. The Company retains a consulting firm to assist management in estimating our potential exposure to pending asbestos claims and for claims estimated to be filed over the next 10 years. The methodology to project future asbestos costs is one in which the underlying assumptions are separately assessed for their reasonableness and then each is used as an input to the liability estimate. Our assessment of the underlying assumptions concludes on one value for each assumption.
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
Based on the estimated undiscounted asbestos liability as of December 31, 2016 (for claims filed or estimated to be filed over the next 10 years), we have estimated that we will be able to recover approximately 40% of asbestos indemnity and defense costs from our insurers. However, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended and such cash payments will continue for a number of years beyond the next 10 years due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to exhaustion of policies and the insolvency of certain insurers. In the 10th year of our estimate, our insurance recoveries are currently projected to be approximately 15%. Future recovery rates may be impacted (positively and negatively) by other factors, such as future insurance settlements, unforeseen insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
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

Furthermore, any predictions with respect to the variables impacting our estimate of the asbestos liability and related asset are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims for years beyond the next 10 years at this time. Accordingly, no accrual or receivable has been recorded for any costs which may be incurred for claims asserted subsequent to 2026.
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
We generally recognize revenue for certain long-term design and build projects using the percentage-of-completion method, based upon the percentage of costs incurred to total projected costs. Revenue and profit recognized under the percentage-of-completion method are based on management’s estimates such as total contract revenues, contract costs and the extent of progress toward completion. Due to the long-term nature of the contracts, these estimates are subject to uncertainties and require significant judgment. Estimates of contract costs include labor hours and rates, and material costs. These estimates consider historical performance, the complexity of the work to be performed, the estimated time to complete the project, and other economic factors such as inflation and market rates. We update our estimates on a periodic basis and any revisions to such estimates are recorded in earnings in the period in which they are determined. Provisions for estimated losses, if any, on uncompleted long-term contracts, are made in the period in which such losses are determined.
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
In May 2014, the FASB issued ASU 2014-09 amending the existing accounting standards for revenue recognition, which is effective for the Company beginning in its first quarter of 2018. Based on our initial assessment, we have not identified any material changes to the timing of revenue recognition under the new standard. See Note 2, Recent Accounting Pronouncements, to the Consolidated Financial Statements for additional information regarding the ASU.
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

Postretirement Plans
ITT sponsors numerous defined benefit pension and other postretirement benefit plans for employees around the world (collectively, postretirement benefit plans). Postretirement benefit obligations for domestic plans are generally determined on a flat dollar benefit formula based on years of service. International plan benefit obligations are primarily determined based on participant years of service, future compensation, and age at retirement or termination. The determination of projected benefit obligations and the recognition of expenses related to postretirement benefit plans are dependent on various assumptions that are judgmental and developed in consultation with our actuaries and other advisors. The assumptions involved in the measurement of our postretirement benefit plan obligations and net periodic postretirement costs primarily relate to discount rates, long-term expected rates of return on plan assets, and mortality and termination rates. Actual results that differ from our assumptions are accumulated and are amortized over the estimated future working life, or remaining lifetime, of the plan participants depending on the nature of the retirement plan. See Note 15, Postretirement Benefit Plans, to the Consolidated Financial Statements for detailed information regarding our postretirement plan assumptions.
Assumption Sensitivity
We estimate that every 25 basis point change in the discount rate impacts net periodic postretirement costs by approximately $0.4 and the funded status of our postretirement benefit plans by approximately $13.8. We estimate that every 25 basis point change in the expected rate of return on plan assets impacts net periodic postretirement costs by approximately $0.7.
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
In 2016, a qualitative assessment was performed for all reporting units and it was determined that it was not more likely than not that the fair value of each reporting unit was less than its carrying amount. See Note 11, Goodwill and Other Intangible Assets, net, for more information.
Environmental Liabilities
We are subject to various federal, state, local and foreign environmental laws and regulations that require environmental assessment or remediation efforts. Accruals for environmental exposures are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Significant judgment is required to determine both the likelihood of a loss and the estimated amount of loss. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in estimating our reserve for environmental liabilities. Our environmental reserve of $76.6 at December 31, 2016, represents management’s estimate of undiscounted costs expected to be incurred related to environmental assessment or remediation efforts, as well as related legal fees, without regard to potential recoveries from insurance companies or other third parties. Our estimated liability is reduced to reflect the participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective share of the relevant costs and that share can be reasonably estimated. Our environmental accruals are reviewed and adjusted for progress of investigation and remediation efforts and as additional technical or legal information become available, such as the impact of negotiations with regulators and other potentially responsible parties, settlements, rulings, advice of legal counsel, and other current information.
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
Although it is not possible to predict with certainty the ultimate costs of environmental remediation, the reasonably possible high-end range of our estimated environmental liability at December 31, 2016 was $127.6.
Recent Accounting Pronouncements
See Note 2, Recent Accounting Pronouncements, in the Notes to the Consolidated Financial Statements for a complete discussion of recent accounting pronouncements.

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
Foreign Currency Exchange Rate Exposures
Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Our principal currency exposures relate to the Euro, Chinese renminbi, British pound, Mexican peso, Czech koruna, and South Korean won. Based on a sensitivity analysis at December 31, 2016, a hypothetical 10% change in the foreign currency exchange rates for the year ended December 31, 2016 would have resulted in translation impact to our pre-tax earnings of approximately $18, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above and we did not have any such contracts in place as of December 31, 2016.
Interest Rate Exposures
As of December 31, 2016, our outstanding variable rate debt was $213.5. We estimate that a hypothetical increase in interest rates of 100 basis points would result in approximately $2.1 of additional annual interest expense based on current borrowing levels.
Commodity Price Exposures
Portions of our business are exposed to volatility in the prices of certain commodities, such as steel, gold, copper, nickel, iron, aluminum, tin, and rubber as well as specialty alloys, including titanium that we purchase in the raw form, or that are used in purchased component parts. When practical, we attempt to control such costs through fixed-price contracts with suppliers; however, we are prone to exposure as these contracts expire. We evaluate hedging opportunities to mitigate or minimize the risk of operating margin erosion resulting from the volatility of commodity prices. Assuming all other variables remain constant, we estimate that a hypothetical 10% change in steel prices, excluding any impact of purchased component parts, would impact pre-tax earnings by approximately $5 to $7. We estimate that a hypothetical 10% change in prices for any other commodity would not be material to our financial statements.

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
(a) Evaluation of Disclosure Controls and Procedures
The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2016. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Management based this assessment on criteria for effective internal control over financial reporting described in the 2013 "Internal Control — Integrated Framework" released by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management's assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2016, the Company maintained effective internal control over financial reporting.
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
(c) Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2016, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control. As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of Euros 1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through December 31, 2016, however, Bornemann did pay annual fees of approximately Euros 11 thousand in 2016, 2015 and 2014 to the German financial institution which is maintaining the Bond.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ITT Inc.
White Plains, New York
We have audited the internal control over financial reporting of ITT Inc. and subsidiaries (the "Company") as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 17, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 17, 2017

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is incorporated by reference from the information provided under the sections entitled “Information about Voting,” "Proposals to be voted on at the Annual Meeting-Item 1. Election of Directors," "Corporate Governance and Related Matters-Board and Committee Membership-Audit Committee," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Audit Committee Report" in our Proxy Statement for the 2017 Annual Meeting of Shareholders (2017 Proxy Statement).
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
Pursuant to New York Stock Exchange (NYSE) Listing Company Manual Section 303A.12(a), the Company submitted a Section 12(a) CEO Certification to the NYSE in 2016. The Company also filed with the SEC, as exhibits to the Company’s current Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 is incorporated by reference to the discussion under the headings "2016 Non-Management Director Compensation," "Compensation Tables," "Compensation Discussion and Analysis," "Compensation and Personnel Committee Report" and "Corporate Governance and Related Matters-Compensation Committee Interlocks and Insider Participation" in our 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is incorporated by reference to the discussion under the caption "Stock Ownership of Directors, Executive Officers, and Certain Shareholders" "Section 16(a) Beneficial Ownership Reporting Compliance" and "Equity Compensation Plan Information" in our 2017 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the discussions under the captions "Corporate Governance and Related Matters-Policies for Approving Related Party Transactions" and "Corporate Governance and Related Matters-Director Independence," in our 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about the fees for 2016 and 2015 for professional services rendered by our independent registered public accounting firm is incorporated by reference to the discussion under the heading "Proposal 2. Ratification of Appointment of the Independent Registered Public Accounting Firm" of our 2017 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is also incorporated by reference to the discussion under the heading "Proposal 2. Ratification of Appointment of the Independent Registered Public Accounting Firm" of our 2017 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

1.	See Index to Consolidated Financial Statements appearing on page 58 for a list of the financial statements filed as a part of this report.

2.	See Exhibit Index beginning on pages II-3 for a list of the exhibits filed or incorporated herein as a part of this report.

(b)
Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements filed as part of this report.

ITEM 16.	FORM 10-K SUMMARY
Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ITT Inc.
White Plains, New York
We have audited the accompanying consolidated balance sheets of ITT Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITT Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Stamford, Connecticut

February 17, 2017

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) YEARS ENDED DECEMBER 31	2016	2015	2014
Revenue	$2,405.4	$2,485.6	$2,654.6
Costs of revenue	1,647.2	1,676.5	1,788.2
Gross profit	758.2	809.1	866.4
General and administrative expenses	274.1	258.3	300.1
Sales and marketing expenses	170.0	183.2	219.4
Research and development expenses	80.8	78.9	76.6
Asbestos-related (benefit) costs, net	(25.6)	(91.4)	3.9
Operating income	258.9	380.1	266.4
Interest and non-operating expenses (income), net	0.5	(2.2)	4.4
Income from continuing operations before income tax	258.4	382.3	262.0
Income tax expense	76.0	70.1	71.3
Income from continuing operations	182.4	312.2	190.7
Income (loss) from discontinued operations, including tax (expense) benefit of $(0.3), $24.5, and $4.8, respectively	4.2	39.4	(3.9)
Net income	186.6	351.6	186.8
Less: Income (loss) attributable to noncontrolling interests	0.5	(0.2)	2.3
Net income attributable to ITT Inc.	$186.1	$351.8	$184.5

Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$181.9	$312.4	$188.4
Income (loss) from discontinued operations, net of tax	4.2	39.4	(3.9)
Net income	$186.1	$351.8	$184.5

Earnings (loss) per share attributable to ITT Inc.:
Basic earnings per share:
Continuing operations	$2.04	$3.48	$2.06
Discontinued operations	0.05	0.44	(0.04)
Net income	$2.09	$3.92	$2.02
Diluted earnings per share:
Continuing operations	$2.02	$3.44	$2.03
Discontinued operations	0.05	0.44	(0.04)
Net income	$2.07	$3.88	$1.99
Weighted average common shares – basic	89.2	89.8	91.5
Weighted average common shares – diluted	89.9	90.7	92.8
Cash dividends declared per common share	$0.496	$0.4732	$0.44
The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of operations.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS) YEARS ENDED DECEMBER 31	2016	2015	2014
Net income	$186.6	$351.6	$186.8
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(35.9)	(93.4)	(95.9)
Net change in postretirement benefit plans, net of tax impacts of $(6.9), $9.8, and $2.6, respectively	8.5	(9.5)	(15.0)
Net change investment securities, net of tax impacts of $0.1, $0, and $0, respectively	0.2	—	—
Other comprehensive loss	(27.2)	(102.9)	(110.9)
Comprehensive income	159.4	248.7	75.9
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.5	(0.2)	2.3
Comprehensive income attributable to ITT Inc.	$158.9	$248.9	$73.6
Disclosure of reclassification adjustments and other adjustments to postretirement benefit plans (See Note 15)
Reclassification adjustments:
Amortization of prior service benefit, net of tax expense of $2.1, $3.8, and $2.2, respectively	(3.5)	(6.2)	(3.8)
Amortization of net actuarial loss, net of tax benefit of $(4.4), $(4.5), and $(3.1), respectively	8.0	8.6	6.3
Gain on plan curtailment, net of tax expense of $0.0, $1.6, and $0.0, respectively	—	(2.6)	—
Loss on plan settlement, net of tax benefit of $(4.7), $0.0, and $0.0, respectively	8.0	—	—
Other adjustments:
Prior service (cost) credit, net of tax benefit (expense) of $0.0, $0.7, and$(19.7), respectively	(0.4)	(1.3)	34.5
Net actuarial loss, net of tax benefit of $0.1, $8.2, and $23.2, respectively	(4.1)	(10.5)	(53.8)
Unrealized change from foreign currency translation	0.5	2.5	1.8
Net change in postretirement benefit plans, net of tax	8.5	(9.5)	(15.0)
Disclosure of reclassification adjustments to investment securities
Realized loss on investing securities, net of tax benefit of $0.1, $0.0, and $0.0	0.2	—	—

The accompanying Notes to Consolidated Financial Statements are an integral part of the statements of comprehensive income.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) DECEMBER 31	2016	2015
Assets
Current assets:
Cash and cash equivalents	$460.7	$415.7
Receivables, net	523.9	584.9
Inventories, net	295.2	292.7
Other current assets	122.0	204.4
Total current assets	1,401.8	1,497.7
Plant, property and equipment, net	464.5	443.5
Goodwill	774.7	778.3
Other intangible assets, net	160.3	187.2
Asbestos-related assets	314.6	337.5
Deferred income taxes	297.4	326.1
Other non-current assets	188.4	153.3
Total non-current assets	2,199.9	2,225.9
Total assets	$3,601.7	$3,723.6
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term loans and current maturities of long-term debt	$214.3	$245.7
Accounts payable	301.7	314.7
Accrued liabilities	350.2	392.7
Total current liabilities	866.2	953.1
Asbestos-related liabilities	877.5	954.8
Postretirement benefits	248.6	260.4
Other non-current liabilities	181.0	189.9
Total non-current liabilities	1,307.1	1,405.1
Total liabilities	2,173.3	2,358.2
Shareholders’ equity:
Common stock:
Authorized - 250 shares, $1 par value per share (88.4 and 104.5 shares issued, respectively)
Outstanding - 88.4 and 89.5 shares, respectively	88.4	89.5
Retained earnings	1,789.2	1,696.7
Accumulated other comprehensive loss:
Postretirement benefit plans	(145.2)	(153.7)
Cumulative translation adjustments	(306.0)	(270.1)
Unrealized loss on investment securities	—	(0.3)
Total ITT Inc. shareholders' equity	1,426.4	1,362.1
Noncontrolling interests	2.0	3.3
Total shareholders’ equity	1,428.4	1,365.4
Total liabilities and shareholders’ equity	$3,601.7	$3,723.6

The accompanying Notes to Consolidated Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS) YEARS ENDED DECEMBER 31	2016	2015	2014
Operating Activities
Net income	$186.6	$351.6	$186.8
Less: Income (loss) from discontinued operations	4.2	39.4	(3.9)
Less: Income (loss) attributable to noncontrolling interests	0.5	(0.2)	2.3
Income from continuing operations attributable to ITT Inc.	181.9	312.4	188.4
Adjustments to income from continuing operations
Depreciation and amortization	102.0	90.0	88.3
Equity-based compensation	12.6	15.7	14.0
Asbestos-related (benefit) costs, net	(25.6)	(91.4)	3.9
Deferred income taxes	20.9	25.6	(0.2)
Asbestos-related payments, net	(31.5)	(24.6)	(3.9)
Contributions to postretirement plans	(19.0)	(18.6)	(12.6)
Changes in assets and liabilities:
Change in receivables	22.5	(72.0)	(45.1)
Change in inventories	(7.2)	31.5	(3.1)
Change in accounts payable	0.7	11.0	(5.8)
Change in accrued expenses	(27.4)	(45.8)	(5.2)
Change in accrued income taxes	(5.7)	(7.4)	(10.4)
Other, net	16.5	3.3	36.4
Net Cash – Operating activities	240.7	229.7	244.7
Investing Activities
Capital expenditures	(111.4)	(86.7)	(118.8)
Acquisitions, net of cash acquired	(8.8)	(351.0)	(2.8)
Purchases of investments	(60.6)	(140.1)	(165.4)
Maturities of investments	123.5	78.5	269.0
Proceeds from sale of businesses and other assets	3.0	9.5	3.7
Proceeds from insurance recovery	—	4.2	—
Other, net	(0.1)	0.1	(0.2)
Net Cash – Investing activities	(54.4)	(485.5)	(14.5)
Financing Activities
Commercial paper, net borrowings (repayments)	19.0	94.5	(38.0)
Short-term revolving loans, borrowings	27.7	200.0	—
Short-term revolving loans, repayments	(78.3)	(50.0)	—
Long-term debt, repaid	(1.1)	(3.6)	(1.7)
Repurchase of common stock	(77.8)	(84.0)	(60.2)
Dividends paid	(44.6)	(42.8)	(40.7)
Proceeds from issuance of common stock	12.3	6.2	15.1
Excess tax benefit from equity compensation activity	3.2	3.4	10.4
Other, net	(2.3)	(3.3)	(1.5)
Net Cash – Financing activities	(141.9)	120.4	(116.6)
Exchange rate effects on cash and cash equivalents	(11.4)	(31.6)	(31.2)
Net cash from discontinued operations – operating activities	12.0	(1.3)	(5.7)
Net change in cash and cash equivalents	45.0	(168.3)	76.7
Cash and cash equivalents – beginning of year	415.7	584.0	507.3
Cash and Cash Equivalents – End of Period	$460.7	$415.7	$584.0
Supplemental Cash Flow Disclosures
Cash paid (received) during the year for:
Interest	$4.5	$4.3	$1.1
Income taxes, net of refunds received	56.1	48.5	70.0
The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN MILLIONS)	SHARES			DOLLARS
YEARS ENDED DECEMBER 31	2016	2015	2014	2016	2015	2014
Common Stock
Common stock, beginning balance	89.5	91.0	91.0	$89.5	$91.0	$91.0
Activity from stock incentive plans	1.1	0.6	1.4	1.1	0.6	1.4
Share repurchases	(2.2)	(2.1)	(1.4)	(2.2)	(2.1)	(1.4)
Common stock, ending balance	88.4	89.5	91.0	$88.4	$89.5	$91.0
Retained Earnings
Retained earnings, beginning balance				$1,696.7	$1,445.1	$1,320.3
Net income attributable to ITT Inc.				186.1	351.8	184.5
Dividends declared				(44.6)	(42.8)	(40.6)
Activity from stock incentive plans				27.0	24.5	38.2
Share repurchases				(75.6)	(81.9)	(58.8)
Purchase of noncontrolling interest				(0.4)	—	1.5
Retained earnings, ending balance				$1,789.2	$1,696.7	$1,445.1
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance				$(153.7)	$(144.2)	$(129.2)
Net change in postretirement benefit plans				8.5	(9.5)	(15.0)
Postretirement benefit plans, ending balance				$(145.2)	$(153.7)	$(144.2)
Cumulative translation adjustment, beginning balance				$(270.1)	$(176.7)	$(80.8)
Net cumulative translation adjustment				(35.9)	(93.4)	(95.9)
Cumulative translation adjustments, ending balance				$(306.0)	$(270.1)	$(176.7)
Unrealized (loss) gain on investment securities, beginning balance				$(0.3)	$(0.3)	$(0.3)
Net change in investment securities				0.3	—	—
Unrealized (loss) gain on investment securities, ending balance				$—	$(0.3)	$(0.3)
Total accumulated other comprehensive loss				$(451.2)	$(424.1)	$(321.2)
Noncontrolling Interests
Noncontrolling interests, beginning balance				$3.3	$5.4	$5.9
Income (loss) attributable to noncontrolling interests				0.5	(0.2)	2.3
Dividend to noncontrolling interest shareholders				(1.9)	(3.3)	—
Noncontrolling interest acquired				—	1.4	—
Purchase of noncontrolling interests				—	—	(2.9)
Other				0.1	—	0.1
Noncontrolling interests, ending balance				$2.0	$3.3	$5.4
Total Shareholders’ Equity
Total shareholders’ equity, beginning balance				$1,365.4	$1,220.3	$1,206.9
Net change in common stock				(1.1)	(1.5)	—
Net change in retained earnings				92.5	251.6	124.8
Net change in accumulated other comprehensive loss				(27.1)	(102.9)	(110.9)
Net change in noncontrolling interests				(1.3)	(2.1)	(0.5)
Total shareholders’ equity, ending balance				$1,428.4	$1,365.4	$1,220.3
The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of changes in shareholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS AND SHARES (EXCEPT PER SHARE AMOUNTS) IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
ITT Inc. is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation, and industrial markets. Unless the context otherwise indicates, references herein to "ITT," "the Company," and such words as "we," "us," and "our" include ITT Inc. and its subsidiaries. ITT operates through four segments: Industrial Process, consisting of industrial pumping and complementary equipment; Motion Technologies, consisting of friction and shock & vibration equipment; Interconnect Solutions, consisting of electronic connectors; and Control Technologies, consisting of fluid handling, motion control, and noise and energy absorption products. Financial information for our segments is presented in Note 3, Segment Information.
On May 16, 2016, we consummated a corporate reorganization into a holding company structure. As a result of the reorganization ITT Inc., an Indiana corporation that was previously a wholly owned subsidiary of ITT Corporation, became the publicly traded holding company of ITT Corporation and its subsidiaries and the successor issuer to ITT Corporation under Rule 12g-3(a) under the Securities Exchange Act of 1934 (Exchange Act). As the successor issuer, ITT Inc. common stock was deemed to be registered under Section 12(b) of the Exchange Act and ITT Inc. succeeded to ITT Corporation’s obligation to file reports, proxy statements and other information required by the Exchange Act with the SEC. For additional information regarding the holding company reorganization, please refer to the Current Report on Form 8-K that we filed with the SEC on May 16, 2016.
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
We generally recognize revenue for certain long-term design and build projects using the percentage-of-completion method, based upon the percentage of costs incurred to total projected costs. Revenue and profit recognized under the percentage-of-completion method are based on management’s estimates. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue, until the revenue recognition criteria are satisfied. Revenue that is earned and recognized in excess of amounts invoiced is recorded as a component of receivables, net. During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed quarterly and revisions are made as required and recorded in income in the period in which they are determined.
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
Asbestos-Related Liabilities and Assets
Subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been named as a defendant in numerous product liability lawsuits alleging personal injury due to asbestos exposure. We accrue the estimated value of pending claims and unasserted claims estimated to be filed over the next 10 years, including legal fees, on an undiscounted basis, due to the inability to reliably forecast the timing of future cash flows. Assumptions utilized in estimating the liability for both pending and unasserted claims include: disease type, average settlement costs, percentage of claims settled or dismissed, the number of claims estimated to be filed against the Company in the future and the costs to defend such claims.
The Company has also recorded an asbestos-related asset composed of insurance receivables. The asbestos-related asset represents our best estimate of probable recoveries from third parties for pending claims, as well as unasserted claims estimated to be filed over the next 10 years. In developing this estimate, the Company considers coverage-in-place and other settlement agreements with its insurers, as well as a review of expected levels of future cost recovery, the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, and interpretation of the various policy and contract terms and limits and their interrelationships. Consistent with the asbestos liability, the asbestos-related asset has not been discounted to present value due to the inability to reliably forecast the timing of future cash flows. Under coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s pending and future asbestos claims on specified terms and conditions. Insurance payments under coverage-in-place agreements are made to the Company as asbestos claims are settled or adjudicated. The Company’s buyout agreements provide an agreed upon amount of available coverage for future asbestos claims under the subject policies to be paid to a Qualified Settlement Fund (QSF) on a specific schedule as agreed upon by the Company and its insurer. However, assets in the QSF are only available and distributed when qualifying asbestos expenditures are submitted for reimbursement as defined in the QSF agreement. Therefore, recovery of insurance reimbursements under these types of agreements is dependent on the timing of the payment of the liability and, consistent with the asbestos liability, have not been discounted to present value.
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
Postretirement Benefit Plans
ITT sponsors several pension and other employee-related defined benefit plans (collectively, postretirement benefit plans). The majority of these plans are closed to new participants. Postretirement benefit obligations are generally determined, where applicable, based on participant years of service, future compensation, and age at retirement or termination. The determination of projected benefit obligations and the recognition of expenses related to postretirement benefit plans are dependent on various assumptions that are judgmental. The assumptions involved in the measurement of our postretirement benefit plan obligations and net periodic postretirement costs primarily relate to discount rates, long-term expected rates of return on plan assets, mortality and termination rates, and other factors. Management develops each assumption using relevant Company experience in conjunction with market-related data for each individual country in which such plans exist. Actual results that differ from our assumptions are accumulated and are amortized over the estimated future working life, or remaining lifetime, of the plan participants depending on the nature of the retirement plan. For the recognition of net periodic postretirement cost, the calculation of the long-term expected return on plan assets is generally derived using a market-related value of plan assets based on yearly average asset values at the measurement date over the last 5 years.
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
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising ITT’s customer base and their dispersion across many different industries and geographic regions. However, our largest customer represents approximately 12% and 10% of the December 31, 2016 and 2015 outstanding trade accounts receivable balance, respectively. ITT performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.
Factoring of Trade Receivables
Factoring arrangements, whereby substantially all economic risks and rewards associated with trade receivables are transferred to a third party, are accounted for by derecognizing the trade receivables upon receipt of cash proceeds from the factoring arrangement. Factoring arrangements, whereby some, but not substantially all, of the economic risks and rewards are transferred to a third party and the assets subject to the factoring arrangement remain under the Company's control are accounted for by not derecognizing the trade receivables and recognizing any related obligations to the third party.
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
Inventories
Inventories, which include the costs of material, labor and overhead, are stated at the lower of cost or market, with cost generally computed on a first-in, first-out (FIFO) basis. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value and are charged to cost of sales. At the point of loss recognition, a new cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in a recovery in carrying value. Inventories valued under the last-in, first-out (LIFO) method represent 12.9% and 13.2% of total 2016 and 2015 inventories, respectively. We have a LIFO reserve of $8.1 and $8.3 recorded as of December 31, 2016 and 2015, respectively.
Cost of sales is generally reported using standard cost techniques with full overhead absorption that approximates actual cost.
Plant, Property and Equipment
Plant, property and equipment, including capitalized interest applicable to major project expenditures, are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows: buildings and improvements – 5 to 40 years, machinery and equipment – 2 to 10 years, and furniture and office equipment – 3 to 7 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Fully depreciated assets are retained in property and accumulated depreciation accounts until disposal. Repairs and maintenance costs are expensed as incurred.
The Company enters into operating and capital leases for the use of premises and equipment. Rent expense related to operating lease agreements are recorded on a straight line basis, considering lease incentives and escalating rental payments.
Capitalized Internal Use Software
Costs incurred in the preliminary project stage of developing or acquiring internal use software are expensed as incurred. After the preliminary project stage is completed, management has approved the project and it is probable that the project will be completed and the software will be used for its intended purpose, ITT capitalizes certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces and installation and testing of the software. ITT amortizes capitalized internal use software costs using the straight-line method over the estimated useful life of the software, generally from 3 to 7 years.
Investments
Investments in fixed-maturity time deposits having an original maturity exceeding three months at the time of purchase, referred to as short-term time deposits, are classified as held-to-maturity and are recorded at amortized cost, which approximates fair value. There were no short-term time deposits held as of December 31, 2016. Short-term time deposits with a cost of $64.9 as of December 31, 2015 have been presented in other current assets as short-term investments on the Consolidated Balance Sheet. We did not realize any gains or losses from the maturity of these short-term time deposits during 2016 or 2015 and interest income recognized during 2016 or 2015 was not material to our results of operations.

Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of the balance sheet date. The Company’s investments in COLI policies are included in other non-current assets in the consolidated balance sheets and were $96.5 and $92.9 at December 31, 2016 and 2015, respectively. Changes in the cash surrender value during the period generally reflect gains or losses in the fair value of assets, premium payments, and policy redemptions. Gains from COLI investments of $3.0, $3.6, and $4.6 were recorded within general and administrative expenses in the Consolidated Statements of Operations during years ended December 31, 2016, 2015 and 2014, respectively. The COLI policy investments were made with the intention of utilizing them as a long-term funding source for deferred compensation obligations, which as of December 31, 2016 and 2015 were approximately $12.6 and $13.0, respectively, however, the COLI policies do not represent a committed funding source for these obligations and as such they are subject to claims from creditors, and we can designate them for another purpose at any time.
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
Business Combinations
ITT allocates the purchase price of its acquisitions to the tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquiree based on their estimated fair value at the acquisition date. Changes to acquisition date fair values prior to the expiration of the measurement period, a period not to exceed 12 months from date of acquisition, are recorded as an adjustment to the associated goodwill in the reporting period in which the adjustment amounts are determined. Changes to acquisition date fair values after expiration of the measurement period are recorded in earnings. The excess of the acquisition price over those estimated fair values is recorded as goodwill. Acquisition-related expenses are expensed as incurred and the costs associated with restructuring actions initiated after the acquisition are recognized separately from the business combination.

Commitments and Contingencies
We record accruals for commitments and loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, legal fees are accrued for cases where a loss is probable and the related fees can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount of loss, and these assessments can involve a series of complex judgments about future events and may rely on estimates and assumptions that have been deemed reasonable by management. We review these accruals quarterly and adjust the accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other current information. See Note 18, Commitments and Contingencies for additional information.
Environmental-Related Liabilities and Assets
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our estimated liability is reduced to reflect the participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs, and that share can be reasonably estimated. Accruals for environmental liabilities are primarily included in other non-current liabilities at undiscounted amounts and exclude claims for recoveries from insurance companies or other third parties.
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
Foreign Currency Translation
The national currencies of our foreign subsidiaries are generally the functional currencies. Balance Sheet accounts are translated at the exchange rate in effect at the end of each period, except for equity which is translated at historical rates; Statement of Operations accounts are translated at the average rates of exchange prevailing during the period. Gains and losses resulting from foreign currency translation are reflected in the cumulative translation adjustments component of shareholders’ equity.
For foreign subsidiaries that do not use the local currency as their functional currency, foreign currency assets and liabilities are remeasured to the foreign subsidiary’s functional currency using end of period exchange rates, except for nonmonetary balance sheet accounts, which are remeasured at historical exchange rates.
For transactions denominated in other than the functional currency, revenue and expenses are remeasured at average exchange rates in effect during the reporting period in which the transactions occurred, except for expenses related to nonmonetary assets and liabilities. Transaction gains or losses from foreign currency remeasurement are reported in general and administrative expenses in the Consolidated Statements of Operations.
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all accounting standard updates (ASUs). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
Recently Adopted Accounting Pronouncements
In September 2015, the FASB issued ASU 2015-16 simplifying the accounting for measurement-period adjustments. This guidance replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, but early adoption is permitted. The adoption of this amendment did not have a material impact to ITT's financial statements. The effects on future periods will depend upon the nature and significance of future acquisitions.

Accounting Pronouncements Not Yet Adopted
In March 2016, the FASB issued ASU 2016-09 to simplify several aspects of the accounting standard for employee share-based payment transactions, including the classification of excess tax benefits and deficiencies and the accounting for employee forfeitures. We will adopt the new guidance beginning in the first quarter of 2017. The updates to the accounting standard include the following:

•
Excess tax benefits and deficiencies will no longer be recognized as a change in additional paid-in-capital in the equity section of the Balance Sheet, instead they are to be recognized in the Statements of Operations as a tax expense or benefit. In the Statement of Cash Flows, excess tax benefits and deficiencies will no longer be classified as a financing activity, instead they will be classified as an operating activity. These provisions will be adopted using a prospective method of transition. The impact of this change in accounting to future periods cannot be estimated, as it is dependent upon several variables not in control of the Company, such as the future timing and amount of employee option exercises, restricted stock vesting, and the Company's future stock price.

•
Entities will have the option to continue to reduce share-based compensation expense during the vesting period of outstanding awards for estimated future employee forfeitures or they may elect to recognize the impact of forfeitures as they actually occur. We have opted to change our accounting policy, such that beginning January 1, 2017, we will begin to recognize the impact of forfeitures as they actually occur. We will adopt this provision utilizing the modified retrospective approach, resulting in a cumulative-effect adjustment reducing retained earnings approximately $1 to $2 as of January 1, 2017.

•
The ASU also provides new guidance to other areas of the standard including minimum statutory tax withholding rules and the calculation of diluted common shares outstanding. The adoption of this provision will be reflected prospectively in the financial statements and is not expected to have a material impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02 impacting the accounting for leases intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. The revised standard will require entities to recognize a liability for their lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are to be measured at the present value of lease payments and accounted for using the effective interest method. The accounting for the leased asset will differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For finance leases, the leased asset is depreciated on a straight-line basis and recorded separately from the interest expense in the Statements of Operations, resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. The ASU requires that assets and liabilities be presented or disclosed separately and classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The ASU is effective for the Company beginning in the first quarter 2019, at which time we expect to adopt the new standard. We are currently assessing our existing lease agreements and related financial disclosures to evaluate the impact of these amendments on our financial statements.

In May 2014, the FASB issued ASU 2014-09 amending the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new guidance will be effective for the Company beginning in its first quarter of 2018. Based on our initial assessment, we have not identified any material changes to the timing of revenue recognition under the new standard. Therefore, at this time, we expect to adopt the new standard using a modified retrospective approach with the cumulative-effect recognized as of the date of initial application.

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
Control Technologies manufactures specialized equipment, including fuel management, actuation, noise and energy absorption, and environmental control system components, for the aerospace and defense, and industrial markets.
Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as asbestos and environmental liabilities, that are managed at a corporate level and are not included in segment results when evaluating performance or allocating resources. Assets of the segments exclude general corporate assets, which principally consist of cash, investments, asbestos-related receivables, deferred taxes, and certain property, plant and equipment.

	Revenue			Operating Income (Loss)			Operating Margin
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Industrial Process	$830.1	$1,113.8	$1,208.3	$33.5	$141.2	$123.9	4.0%	12.7%	10.3%
Motion Technologies	983.4	767.2	769.4	171.4	126.4	130.9	17.4%	16.5%	17.0%
Interconnect Solutions	309.6	328.1	392.8	19.1	12.2	22.2	6.2%	3.7%	5.7%
Control Technologies	287.0	281.2	290.5	46.1	42.4	63.5	16.1%	15.1%	21.9%
Total segment results	2,410.1	2,490.3	2,661.0	270.1	322.2	340.5	11.2%	13.0%	12.8%
Asbestos-related benefit (costs), net	—	—	—	25.6	91.4	(3.9)	—	—	—
Eliminations / Other corporate costs	(4.7)	(4.7)	(6.4)	(36.8)	(33.5)	(70.2)	—	—	—
Total Eliminations / Corporate and Other costs	(4.7)	(4.7)	(6.4)	(11.2)	57.9	(74.1)	—	—	—
Total	$2,405.4	$2,485.6	$2,654.6	$258.9	$380.1	$266.4	10.8%	15.3%	10.0%

	Assets		Capital Expenditures			Depreciation and Amortization
	2016	2015	2016	2015	2014	2016	2015	2014
Industrial Process	$998.1	$1,097.5	$24.4	$20.4	$40.4	$27.9	$27.9	$29.1
Motion Technologies	838.4	779.8	73.5	39.3	49.2	43.2	32.4	30.3
Interconnect Solutions	306.7	303.2	5.2	17.6	20.2	12.0	10.8	12.8
Control Technologies	371.7	370.6	6.5	6.1	3.8	12.3	12.6	10.0
Corporate and Other	1,086.8	1,172.5	1.8	3.3	5.2	6.6	6.3	6.1
Total	$3,601.7	$3,723.6	$111.4	$86.7	$118.8	$102.0	$90.0	$88.3

	Revenue(a)
Geographic Information	2016	2015	2014
United States	$900.3	$941.1	$927.0
Germany	324.4	290.7	303.3
Other developed markets	459.6	476.8	588.3
Other emerging markets	721.1	777.0	836.0
Total	$2,405.4	$2,485.6	$2,654.6

(a)	Revenue to external customers is attributed to individual regions based upon the destination of product or service delivery.

	Plant, Property & Equipment, Net
Geographic Information	2016	2015
United States	$181.6	$192.0
Italy	81.0	81.6
China	40.2	37.2
Germany	38.5	36.8
South Korea	28.0	32.6
Other developed markets	36.0	22.2
Other emerging markets	59.2	41.1
Total	$464.5	$443.5

The following table provides revenue by product category, net of intercompany balances.

	2016	2015	2014
Pumps and complementary products	$745.1	$1,025.9	$1,112.3
Pump support and maintenance services	84.7	87.8	96.0
Brake component products	873.4	656.7	647.9
Shock absorber equipment	109.6	110.2	121.3
Connectors equipment	309.1	327.9	392.3
CT Aerospace products	220.8	210.7	199.5
CT Industrial products	62.7	66.4	85.3
Total	$2,405.4	$2,485.6	$2,654.6

During 2016, 2015, and 2014, a single external customer accounted for 10.5%, 9.1%, and 9.2% of consolidated ITT revenue, respectively. The revenue from this customer is reported within the Motion Technologies segment.

NOTE 4
RESTRUCTURING ACTIONS
We have initiated various restructuring actions throughout the business during the past three years. Discussion of certain individually significant actions is provided below. Other less significant restructuring actions initiated in the past three years include various reduction in force initiatives and the relocation of certain manufacturing facilities. Restructuring costs are included as a component of general and administrative expense in our Consolidated Statements of Operations. Restructuring costs incurred during each of the previous three years ended are presented in the table below.

	2016	2015	2014
By component:
Severance costs	$24.3	$21.7	$23.2
Asset write-offs	0.7	1.0	1.5
Other restructuring costs	1.3	1.3	3.4
Total restructuring costs	$26.3	$24.0	$28.1
By segment:
Industrial Process	$20.5	$12.2	$4.2
Motion Technologies	2.5	—	2.1
Interconnect Solutions	0.1	6.3	20.5
Control Technologies	1.4	5.3	—
Corporate and Other	1.8	0.2	1.3

The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Balance Sheet within accrued liabilities, for each of the previous two years ended December 31st.

	2016	2015
Restructuring accruals - beginning balance	$20.0	$21.9
Restructuring costs	26.3	24.0
Cash payments	(30.3)	(24.4)
Asset write-offs	(0.7)	(1.0)
Foreign exchange translation and other	(0.7)	(0.5)
Restructuring accrual - ending balance	$14.6	$20.0
By accrual type:
Severance accrual	$14.3	$19.6
Facility carrying and other costs accrual	0.3	0.4

Industrial Process Restructuring Actions
Since early 2015, we have been executing a series of restructuring actions focused on achieving efficiencies and reducing the overall cost structure of the Industrial Process segment. During 2016, we continued to pursue these objectives and we recognized $20.5 of restructuring costs primarily related to severance for approximately 370 employees. During 2015, we recognized restructuring costs of $12.2 for these actions. Total restructuring costs under these actions through December 31, 2016 are $32.7 mainly related to severance for approximately 570 employees. Cash payments related to these actions are expected to be substantially complete in 2018. We will continue to monitor and evaluate the need for any additional restructuring actions.

	2016	2015
Restructuring accruals - beginning balance	$4.9	$—
Restructuring costs	20.5	12.2
Cash payments	(18.0)	(6.1)
Asset write-offs	(0.5)	(1.0)
Foreign exchange translation	(0.4)	(0.2)
Restructuring accruals - ending balance	$6.5	$4.9

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
In May 2015, we initiated a separate restructuring action designed to further reduce the cost structure of the ICS segment primarily through additional headcount reductions of approximately 100 employees, for which the Company recognized costs of $6.5 during 2015. Payments related to the remaining accrual for this action are expected to be completed in 2017.
The following table provides a rollforward of the restructuring accrual associated with the Interconnect Solutions turnaround activities.

	2016	2015
Restructuring accruals - beginning balance	$9.4	$17.1
Restructuring costs	0.1	6.3
Cash payments	(8.2)	(13.8)
Asset Write-Offs	—	—
Foreign exchange translation	(0.2)	(0.2)
Restructuring accruals - ending balance	$1.1	$9.4

NOTE 5
INCOME TAXES
For each of the years ended December 31, 2016, 2015, and 2014 the tax data related to continuing operations is as follows:

	2016	2015	2014
Income components:
United States	$87.5	$159.3	$44.5
International	170.9	223.0	217.5
Income from continuing operations before income tax	258.4	382.3	262.0
Income tax expense (benefit) components:
Current income tax expense (benefit):
United States – federal	4.3	(8.5)	16.2
United States – state and local	(0.3)	0.1	0.7
International	51.1	52.9	54.6
Total current income tax expense	55.1	44.5	71.5
Deferred income tax expense (benefit) components:
United States – federal	26.4	31.9	(0.6)
United States – state and local	(2.1)	6.0	5.1
International	(3.4)	(12.3)	(4.7)
Total deferred income tax (benefit) expense	20.9	25.6	(0.2)
Income tax expense	$76.0	$70.1	$71.3
Effective income tax rate	29.4%	18.3%	27.2%

A reconciliation of the income tax expense (benefit) for continuing operations from the U.S. statutory income tax rate to the effective income tax rate is as follows for each of the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Tax exempt interest	(5.2)%	(6.7)%	(10.3)%
Audit settlements & unrecognized tax benefits	(5.2)%	(5.0)%	0.9%
Tax on undistributed foreign earnings	4.9%	(5.6)%	(8.1)%
U.S. tax on foreign earnings	4.7%	3.8%	9.3%
Foreign tax rate differential	(3.5)%	(3.6)%	(6.2)%
U.S. permanent items	(1.9)%	(1.0)%	(1.0)%
Valuation allowance on deferred tax assets	1.4%	2.1%	8.6%
Other adjustments	(0.7)%	(0.6)%	(1.3)%
State and local income tax	(0.1)%	1.0%	1.6%
Foreign tax holiday	—%	(1.1)%	(1.3)%
Effective income tax rate	29.4%	18.3%	27.2%

Our effective tax rate in 2016 includes tax benefits for previously unrecognized tax positions of approximately $13.4 due to the completion of tax examinations and lapses in the statute of limitations.
During 2015, the Company settled the U.S. income tax audit for tax years 2009 to 2011. The Company recorded a tax benefit of $18.0 in continuing operations, which includes a net tax benefit of $8.0 from favorable audit adjustments and $10.0 from the recognition of previously unrecognized tax benefits. In addition, this U.S. income tax audit resulted in a tax benefit of $20.9 related to discontinued operations, which includes net tax expense of $17.4 from unfavorable audit adjustments and a tax benefit of $38.3 from the recognition of previously unrecognized tax positions. In accordance with the existing Tax Matters Agreement with Exelis and Xylem, the Company is entitled to reimbursement for a portion of the tax liability and has recorded a receivable of $1.6 and $13.2 in continuing and discontinued operations, respectively. During 2016, ITT collected those receivables from Exelis and Xylem.
As a result of investment opportunities and other factors, and their impact on the Company’s expected liquidity, certain earnings generated in Hong Kong, Japan, Luxembourg, The Netherlands, and South Korea may be repatriated in the future and are therefore not considered to be indefinitely reinvested outside of the U.S. In 2016, the Company repatriated certain foreign earnings of its Luxembourg subsidiary and accordingly reversed a portion of deferred tax liability. Also in 2016, the Company recorded incremental deferred tax liability on an additional amount of undistributed foreign earnings of its Luxembourg subsidiary. The Company also recorded additional deferred tax liabilities on the current year earnings of the foreign subsidiaries in The Netherlands, Japan, and South Korea. The net movement in the Company's deferred tax liability was an increase of $12.7. We have not provided for deferred taxes on the remaining excess of financial reporting over tax bases of investments in foreign subsidiaries in the amount of $671.6 because we plan to reinvest such earnings indefinitely outside of the U.S. While the amount of U.S. federal income taxes, if such earnings are distributed in the future, cannot be determined, such taxes may be reduced by tax credits and other tax deductions. As of December 31, 2016, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $435.5. Our intent is to permanently reinvest these funds outside of the U.S., and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations in excess of those on which a deferred tax liability has been recorded. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

Deferred tax assets and liabilities include the following:

	2016	2015
Deferred Tax Assets:
Asbestos	$209.8	$228.7
Loss carryforwards	112.3	125.1
Employee benefits	98.9	110.4
Accruals	74.8	88.0
Credit carryforwards	50.7	34.5
Other	21.2	15.5
Gross deferred tax assets	567.7	602.2
Less: Valuation allowance	113.3	135.7
Net deferred tax assets	$454.4	$466.5
Deferred Tax Liabilities:
Intangibles	$(68.3)	$(70.8)
Undistributed earnings	(52.3)	(39.6)
Accelerated depreciation	(36.5)	(31.0)
Investment	(0.4)	(0.5)
Total deferred tax liabilities	$(157.5)	$(141.9)
Net deferred tax assets	$296.9	$324.6

Deferred taxes are presented in the Consolidated Balance Sheets as follows:

	2016	2015
Non-current assets	297.4	326.1
Other non-current liabilities	(0.5)	(1.5)
Net deferred tax assets	$296.9	$324.6

The table included below provides a rollforward of our valuation allowance on net deferred income tax assets from December 31, 2013 to December 31, 2016.

	Federal	State	Foreign	Total
DTA valuation allowance - December 31, 2013	$—	$44.7	$90.6	$135.3
Change in assessment	—	—	2.5	2.5
Current year operations	—	0.3	9.0	9.3
DTA valuation allowance - December 31, 2014	—	45.0	102.1	147.1
Change in assessment	—	—	(7.4)	(7.4)
Current year operations	—	(3.5)	(0.5)	(4.0)
DTA valuation allowance - December 31, 2015	—	41.5	94.2	135.7
Change in assessment	—	—	(0.3)	(0.3)
Current year operations	—	4.4	(26.5)	(22.1)
DTA valuation allowance - December 31, 2016	$—	$45.9	$67.4	$113.3

After considering all available evidence, including cumulative income and the absence of any significant negative evidence, the Company released the valuation allowance against certain foreign net deferred tax assets in Germany. The Company continues to maintain a valuation allowance against certain deferred tax assets attributable to state net operating losses and tax credits, and certain foreign net deferred tax assets primarily in Luxembourg, Germany and India which are not expected to be realized.

We have the following tax attributes available for utilization at December 31, 2016:

Attribute	Amount	First Year of Expiration
U.S. federal net operating losses	$4.6	12/31/2033
U.S. state net operating losses	$1,322.7	12/31/2017
U.S. federal tax credits	$44.7	12/31/2021
U.S. state tax credits	$6.0	12/31/2027
Foreign net operating losses	$251.4	12/31/2017

We have approximately $152.1 of net operating loss carryforwards in Luxembourg as of December 31, 2016 that do not expire.
Shareholders’ equity at December 31, 2016 and 2015 includes excess income tax benefits related to stock-based compensation in 2016 and 2015 of approximately $3.2 and $3.4, respectively.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for each of the years ended December 31, 2016, 2015, and 2014 is as follows:

	2016	2015	2014
Unrecognized tax benefits – January 1	$87.6	$160.1	$161.2
Additions for:
Current year tax positions	1.2	3.4	2.8
Prior year tax positions	0.2	1.8	2.4
Assumed in acquisition	0.2	1.9	—
Reductions for:
Prior year tax positions	(3.8)	(56.6)	(2.8)
Settlements	(10.9)	(19.0)	(1.0)
Expiration of statute of limitations	(5.0)	(4.0)	(2.5)
Unrecognized tax benefits – December 31	$69.5	$87.6	$160.1

As of December 31, 2016, $27.0 and $3.1 of the unrecognized tax benefits would affect the effective tax rate for continuing operations and discontinued operations respectively, if realized. The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, China, Germany, Hong Kong, Italy, Korea, Mexico, the U.S. and Venezuela.
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

The following table summarizes the earliest open tax years by major jurisdiction as of December 31, 2016:

Jurisdiction	Earliest Open Year
China	2009
Czech	2013
Germany	2010
Italy	2005
Korea	2011
Luxembourg	2011
Mexico	2012
United States	2014

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Statements of Operations. During 2016, 2015, and 2014 we recognized a net interest benefit of $2.9, a net interest benefit of $5.7, and a net interest expense of $0.8, respectively, related to tax matters. We had $6.8, $9.8, and $19.4 of interest expense accrued from continuing and discontinued operations related to tax matters as of December 31, 2016, 2015, and 2014, respectively.
Tax Matters Agreement
On October 25, 2011, we entered into a Tax Matters Agreement with Exelis and Xylem that governs the respective rights, responsibilities and obligations of the companies after the 2011 spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. Federal, state, local and foreign income taxes, other tax matters and related tax returns. Exelis and Xylem have liability with ITT to the U.S. Internal Revenue Service (IRS) for the consolidated U.S. Federal income taxes of the ITT consolidated group relating to the taxable periods in which Exelis and Xylem were part of that group. During 2015, the Company settled the U.S. income tax audit for tax years 2009 to 2011. Pursuant to the Tax Matters Agreement, the Company was entitled to reimbursement for a portion of the tax liability and recorded an aggregate receivable of $14.8 from Exelis and Xylem as of December 31, 2015. During 2016, ITT collected the receivables from Exelis and Xylem. Exelis reimbursed ITT for an additional $1.5 of Tax Matters Agreement balances related to compliance and audit service fees and U.S. state refunds. The settlement of future examinations in state or foreign jurisdictions and additional audit service fees may result in changes in amounts attributable to us through the Tax Matters Agreement entered into with Exelis and Xylem. Currently we cannot reasonably estimate the amount of such changes.
NOTE 6
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted common shares outstanding for the three years ended December 31, 2016, 2015 and 2014.

	2016	2015	2014
Basic weighted average common shares outstanding	89.2	89.8	91.5
Add: Dilutive impact of outstanding equity awards	0.7	0.9	1.3
Diluted weighted average common shares outstanding	89.9	90.7	92.8

The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three years ended December 31, 2016, 2015 and 2014 because they were anti-dilutive.

	2016	2015	2014
Anti-dilutive stock options	0.7	0.4	0.2
Average exercise price	$38.34	$42.50	$43.51
Year(s) of expiration	2024 - 2026	2024 - 2025	2024

In addition, 0.1 of outstanding employee PSU awards (see Note 16, Long-Term Incentive Employee Compensation, for additional information on PSU awards) were excluded from the computation of diluted earnings per share for the year ended December 31, 2016, as the necessary return on invested capital performance conditions had not yet been satisfied.

NOTE 7
RECEIVABLES, NET

	2016	2015
Trade accounts receivable	$513.5	$554.0
Notes receivable	4.2	3.9
Other	21.6	43.1
Receivables, gross	539.3	601.0
Less: allowance for doubtful accounts	15.4	16.1
Receivables, net	$523.9	$584.9

The following table displays a rollforward of the allowance for doubtful accounts for the years ended December 31, 2016, 2015, and 2014.

	2016	2015	2014
Allowance for doubtful accounts – January 1	$16.1	$13.3	$12.6
Charges to income	1.5	3.6	4.0
Write-offs	(1.5)	(0.8)	(1.6)
Foreign currency and other	(0.7)	—	(1.7)
Allowance for doubtful accounts – December 31	$15.4	$16.1	$13.3

NOTE 8
INVENTORIES, NET

	2016	2015
Finished goods	$53.0	$60.9
Work in process	60.5	56.0
Raw materials	166.0	162.9
Inventoried costs related to long-term contracts	33.5	43.0
Total inventory before progress payments	313.0	322.8
Less – progress payments	(17.8)	(30.1)
Inventories, net	$295.2	$292.7

NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS

	2016	2015
Asbestos-related current assets	$66.0	$74.5
Prepaid income tax	7.6	14.3
Short-term investments	—	64.9
Other	48.4	50.7
Other current assets	$122.0	$204.4
Other employee benefit-related assets	$96.5	$92.9
Capitalized software costs	38.1	28.2
Environmental related assets	33.4	10.8
Equity method investments	5.6	5.6
Other	14.8	15.8
Other non-current assets	$188.4	$153.3

NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET

	2016	2015
Machinery and equipment	$898.6	$909.3
Buildings and improvements	244.6	242.0
Construction work in progress	68.5	42.3
Furniture, fixtures and office equipment	68.0	66.3
Land and improvements	28.2	25.4
Other	5.3	6.7
Plant, property and equipment, gross	1,313.2	1,292.0
Less: accumulated depreciation	(848.7)	(848.5)
Plant, property and equipment, net	$464.5	$443.5

Depreciation expense of $74.1, $70.7 and $72.9 was recognized in 2016, 2015 and 2014, respectively.
NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 by segment are as follows:

	Industrial Process	Motion Technologies	Interconnect Solutions	Control Technologies	Total
Goodwill - December 31, 2014	$331.9	$43.9	$71.2	$185.1	$632.1
Goodwill acquired	—	161.6	—	13.3	174.9
Allocated to divestiture	—	—	—	(2.7)	(2.7)
Foreign currency	(19.3)	(4.5)	(2.2)	—	(26.0)
Goodwill - December 31, 2015	$312.6	$201.0	$69.0	$195.7	$778.3
Adjustments to purchase price allocations	—	2.6	—	0.4	3.0
Foreign currency	(4.2)	(1.3)	(1.1)	—	(6.6)
Goodwill - December 31, 2016	$308.4	$202.3	$67.9	$196.1	$774.7

Goodwill acquired during 2015 relates to the Wolverine acquisition at Motion Technologies and the Hartzell Aerospace acquisition at Control Technologies. See Note 21, Acquisitions, for further information. Goodwill of $2.7 was written-off during the second quarter of 2015 in connection with the sale of an industrial product line within our Control Technologies segment. The sale of this product line resulted in a net gain of $0.1, which included the allocation of goodwill.
Despite the recent downturn in the oil and gas markets, the results of our annual impairment test determined that no impairment of goodwill existed as of the measurement date in 2016 or 2015. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth fiscal quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$155.8	$(59.3)	$96.5	$157.4	$(45.3)	$112.1
Proprietary technology	52.5	(16.8)	35.7	54.9	(12.7)	42.2
Patents and other	9.0	(7.6)	1.4	8.6	(6.6)	2.0
Finite-lived intangible total	217.3	(83.7)	133.6	220.9	(64.6)	156.3
Indefinite-lived intangibles	26.7	—	26.7	30.9	—	30.9
Other Intangible Assets	$244.0	$(83.7)	$160.3	$251.8	$(64.6)	$187.2

Indefinite-lived intangibles primarily consist of brands and trademarks.
During the second quarter of 2016, we recognized an impairment loss of $4.1 related to indefinite-lived trade names within our Industrial Process segment. The impairment loss was the result of the challenging economic conditions within the upstream oil and gas market. During 2015, we recognized an impairment loss of $1.8 for various identified intangibles within our Control Technologies segment. The impairment loss resulted from the expected decline of a non-core product line related to a customer settlement. Both impairments were recorded within general and administrative expenses.
Customer relationships, proprietary technology and patents and other intangible assets are amortized over weighted average lives of approximately 12.7 years, 13.6 years and 9.3 years, respectively.
The final fair value of intangible assets and their respective weighted average lives with respect to the acquisition of Wolverine and Hartzell Aerospace during 2015 are as follows:

	Wolverine		Hartzell Aerospace
	Fair Value Acquired	Useful Life (in Years)	Fair Value Acquired	Useful Life (in Years)
Customer relationships	$61.0	9	$16.9	20
Proprietary technology	18.0	10	9.6	20
Backlog	—	—	1.9	1
Brand and trademarks	—	—	0.2	1
Indefinite-lived trade name	7.0	—	—	—
Total	$86.0		$28.6

Amortization expense related to intangible assets for 2016, 2015 and 2014 was $20.1, $14.0 and $11.1, respectively. Estimated amortization expense for each of the five succeeding years is as follows:

Year	Estimated Amortization Expense
2017	$18.1
2018	16.7
2019	16.6
2020	16.5
2021	16.4
Thereafter	49.3

NOTE 12
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	2016	2015
Compensation and other employee-related benefits	$120.5	$138.6
Asbestos-related liability	76.8	88.0
Customer-related liabilities	39.9	38.0
Accrued income taxes and other tax-related liabilities	31.0	30.9
Environmental and other legal matters	25.1	24.0
Accrued warranty costs	17.4	21.7
Other accrued liabilities	39.5	51.5
Accrued and other current liabilities	$350.2	$392.7
Environmental liabilities	$63.2	$72.0
Compensation and other employee-related benefits	33.0	35.6
Deferred income taxes and other tax-related liabilities	24.9	44.5
Other	59.9	37.8
Other non-current liabilities	$181.0	$189.9

NOTE 13
LEASES AND RENTALS
ITT leases certain offices, manufacturing buildings, land, machinery, automobiles, computers and other equipment. The majority of leases expire at various dates through 2027 and may include renewal and payment escalation clauses. ITT often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under operating leases were $21.1, $18.6 and $18.7 for 2016, 2015 and 2014, respectively. Future minimum operating lease payments under non-cancellable operating leases with an initial term in excess of one year as of December 31, 2016 are shown below.

2017	$22.8
2018	21.0
2019	18.4
2020	16.1
2021	15.4
2022 and thereafter	63.0
Total minimum lease payments	$156.7

NOTE 14
DEBT

	2016	2015
Commercial Paper	$113.5	$94.5
Short-term loans	100.0	150.0
Current maturities of long-term debt	0.6	0.7
Current capital leases	0.2	0.5
Short-term loans and current maturities of long-term debt	214.3	245.7
Non-current maturities of long-term debt	1.8	2.3
Non-current capital leases	0.2	0.5
Long-term debt and capital leases	2.0	2.8
Total debt and capital leases	$216.3	$248.5

Commercial Paper
Commercial paper outstanding was $113.5 and $94.5, with an associated weighted average interest rate of 1.14% and 1.04% and maturity terms less than one month from the date of issuance as of December 31, 2016 and 2015, respectively.
Short-term Loans
On November 25, 2014, we entered into a competitive advance and revolving credit facility agreement (the Revolving Credit Agreement) with a consortium of third party lenders including JP Morgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent. On November 29, 2016, we amended the Revolving Credit Agreement to extend the maturity date from November 25, 2019 to November 25, 2021. The interest rate and fees associated with drawn amounts are unchanged. The Revolving Credit Agreement provides for an aggregate principal amount of up to $500 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, (ii) competitive advance borrowing option which will be provided on an uncommitted competitive advance basis through an auction mechanism (the competitive advances), and (iii) letters of credit in a face amount up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments in minimum amounts of $10. We are also permitted, subject to certain conditions, to request that lenders increase the commitments under the facility by up to $200 for a maximum aggregate principal amount of $700. Borrowings under the credit facility are available in U.S. dollars, Euros or British pound sterling.
At our election, the interest rate per annum applicable to the competitive advances will be obtained from bids in accordance with competitive auction procedures. At our election, interest rate per annum applicable to the revolving loans will be based on either (i) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin or (ii) a fluctuating rate of interest determined by reference to the greatest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1% or (c) the 1-month LIBOR rate, adjusted for statutory reserve requirements, plus 1%, in each case, plus an applicable margin. As of December 31, 2016, we had $100 outstanding under the credit facility, with an associated interest rate of 1.87%. As of December 31, 2015, we had $150 outstanding under the credit facility, with an associated interest rate of 1.55%.
The credit facility contains customary affirmative and negative covenants that, among other things, will limit or restrict our ability to: incur additional debt or issue guarantees; create liens; enter into certain sale and lease-back transactions; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. Additionally, the Revolving Credit Agreement requires us not to permit the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (leverage ratio) to exceed 3.00 to 1.00 at any time, or the ratio of consolidated EBITDA to consolidated interest expense (interest coverage ratio) to be less than 3.00 to 1.00. At December 31, 2016, our interest coverage ratio and leverage ratio were within the prescribed thresholds. In the event of certain ratings downgrades of the Company to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the credit facility.

NOTE 15
POSTRETIREMENT BENEFIT PLANS
Defined Contribution Plans
Substantially all of ITT’s U.S. and certain international employees are eligible to participate in a defined contribution plan. ITT sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require us to match a percentage of the employee contributions up to certain limits. Company contributions charged to income amounted to $17.3, $18.4, and $17.3 for 2016, 2015 and 2014, respectively.
The ITT Stock Fund, an investment option under the ITT Inc. Retirement Savings Plan, is considered an employee stock ownership plan and, as a result, participants in the ITT Stock Fund may receive dividends in cash or may reinvest such dividends into the ITT Stock Fund. The ITT Stock Fund held approximately 0.2 shares of ITT common stock at December 31, 2016.
Defined Benefit Plans
ITT sponsors several defined benefit pension plans which have approximately 2,100 active participants; however, most of these plans have been closed to new participants for several years. As of December 31, 2016, of our total projected benefit obligation, the ITT Industrial Process Pension Plan represented 35%, the ITT Consolidated Hourly Pension Plan represented 41%, other U.S. plans represented 4% and international pension plans represented 20%. The U.S. plans are generally for hourly employees with a flat dollar benefit formula based on years of service. International plan benefits are primarily determined based on participant years of service, future compensation, and age at retirement or termination.
ITT also provides health care and life insurance benefits for eligible U.S. employees upon retirement. In some cases, the plan is still open to certain union employees, but for the majority of our businesses these plans are closed to new participants. The majority of the liability pertains to retirees with postretirement medical insurance.
Balance Sheet Information
Amounts recognized as assets or liabilities in the Consolidated Balance Sheets for postretirement benefit plans reflect the funded status. The following table provides a summary of the funded status of our postretirement benefit plans and the presentation of the funded status within our Consolidated Balance Sheet as of December 31, 2016 and 2015.

	2016			2015
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Fair value of plan assets	$263.1	$6.1	$269.2	$279.0	$7.9	$286.9
Projected benefit obligation	392.2	138.8	531.0	417.9	143.4	561.3
Funded status	$(129.1)	$(132.7)	$(261.8)	$(138.9)	$(135.5)	$(274.4)
Amounts reported within:
Accrued liabilities	$(3.7)	$(9.5)	$(13.2)	$(4.3)	$(9.7)	$(14.0)
Non-current liabilities	(125.4)	(123.2)	(248.6)	(134.6)	(125.8)	(260.4)

A portion of our projected benefit obligation includes amounts that have not yet been recognized as expense in our results of operations. Such amounts are recorded within accumulated other comprehensive loss until they are amortized as a component of net periodic postretirement cost. The following table provides a summary of amounts recorded within accumulated other comprehensive loss at December 31, 2016 and 2015.

	2016			2015
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net actuarial loss	$154.0	$59.6	$213.6	$168.9	$66.6	$235.5
Prior service cost (benefit)	5.1	(50.5)	(45.4)	5.6	(57.4)	(51.8)
Total	$159.1	$9.1	$168.2	$174.5	$9.2	$183.7

The following table provides a rollforward of the projected benefit obligations for our U.S. and international pension plans and our other employee-related defined benefit plans for the years ended December 31, 2016 and 2015.

	2016				2015
	U.S.	Int’l	Other Benefits	Total	U.S.	Int’l	Other Benefits	Total
Change in benefit obligation
Benefit obligation – January 1	$339.9	$78.0	$143.4	$561.3	$324.1	$87.5	$134.5	$546.1
Service cost	4.1	1.3	0.9	6.3	3.5	1.5	0.9	5.9
Interest cost	11.9	1.5	4.9	18.3	13.0	1.5	5.0	19.5
Amendments	—	0.4	—	0.4	—	—	—	—
Actuarial loss (gain)	5.9	4.2	(1.9)	8.2	(14.9)	(2.9)	7.0	(10.8)
Benefits and expenses paid	(21.5)	(2.7)	(8.5)	(32.7)	(18.5)	(2.7)	(7.9)	(29.1)
Acquired	—	—	—	—	32.7	2.8	1.9	37.4
Settlement(a)	(28.0)	(0.5)	—	(28.5)	—	(1.1)	—	(1.1)
Curtailment	—	(0.2)	—	(0.2)	—	—	2.0	2.0
Foreign currency translation	—	(2.1)	—	(2.1)	—	(8.6)	—	(8.6)
Benefit obligation – December 31	$312.3	$79.9	$138.8	$531.0	$339.9	$78.0	$143.4	$561.3

The following table provides a rollforward of our U.S. and international pension plan and other employee-related defined benefit plan assets and the funded status as of and for the years ended December 31, 2016 and 2015.

	2016				2015
	U.S.	Int’l	Other Benefits	Total	U.S.	Int’l	Other Benefits	Total
Change in plan assets
Plan assets – January 1	$278.1	$0.9	$7.9	$286.9	$272.9	$1.0	$9.5	$283.4
Actual return on plan assets	24.0	—	0.5	24.5	(8.0)	—	0.1	(7.9)
Employer contributions	9.6	3.2	6.2	19.0	8.6	3.8	6.2	18.6
Benefits and expenses paid	(21.5)	(2.7)	(8.5)	(32.7)	(18.5)	(2.7)	(7.9)	(29.1)
Acquired	—	—	—	—	23.1	—	—	23.1
Settlement(a)	(28.0)	(0.5)	—	(28.5)	—	(1.1)	—	(1.1)
Foreign currency translation	—	—	—	—	—	(0.1)	—	(0.1)
Plan assets – December 31	$262.2	$0.9	$6.1	$269.2	$278.1	$0.9	$7.9	$286.9
Funded status at end of year	$(50.1)	$(79.0)	$(132.7)	$(261.8)	$(61.8)	$(77.1)	$(135.5)	$(274.4)

The accumulated benefit obligation for all defined benefit pension plans was $389.4 and $415.4 at December 31, 2016 and 2015, respectively. Information for pension plans with an accumulated benefit obligation in excess of plan assets is included in the following table.

	2016	2015
Projected benefit obligation	$391.6	$417.9
Accumulated benefit obligation	388.8	415.4
Fair value of plan assets	262.2	279.0

Statements of Operations Information
The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss for each of the years ended December 31, 2016, 2015 and 2014 as they pertain to our defined benefit pension plans.

	2016			2015			2014
	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Net periodic postretirement cost - pension
Service cost	$4.1	$1.3	$5.4	$3.5	$1.5	$5.0	$3.2	$1.6	$4.8
Interest cost	11.9	1.5	13.4	13.0	1.5	14.5	13.1	2.4	15.5
Expected return on plan assets	(20.1)	—	(20.1)	(20.8)	—	(20.8)	(20.0)	(0.1)	(20.1)
Amortization of net actuarial loss	7.1	0.7	7.8	7.5	1.0	8.5	5.8	0.4	6.2
Amortization of prior service cost	0.9	—	0.9	1.0	—	1.0	0.6	—	0.6
Net periodic postretirement cost	3.9	3.5	7.4	4.2	4.0	8.2	2.7	4.3	7.0
Effect of settlement, curtailment, or special termination benefit(a)	12.7	—	12.7	—	0.1	0.1	—	0.4	0.4
Total net periodic postretirement cost	16.6	3.5	20.1	4.2	4.1	8.3	2.7	4.7	7.4
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net actuarial loss (gain)	2.1	4.0	6.1	13.9	(2.9)	11.0	37.0	13.7	50.7
Prior service cost	—	0.4	0.4	—	—	—	4.5	—	4.5
Amortization of net actuarial (loss) gain	(19.8)	(0.7)	(20.5)	(7.5)	(1.1)	(8.6)	(5.8)	(0.9)	(6.7)
Amortization of prior service cost	(0.9)	—	(0.9)	(1.0)	—	(1.0)	(0.6)	—	(0.6)
Foreign currency translation	—	(0.5)	(0.5)	—	(2.5)	(2.5)	—	(1.8)	(1.8)
Total change recognized in other comprehensive loss	(18.6)	3.2	(15.4)	5.4	(6.5)	(1.1)	35.1	11.0	46.1
Total impact from net periodic postretirement cost and changes in other comprehensive loss	$(2.0)	$6.7	$4.7	$9.6	$(2.4)	$7.2	$37.8	$15.7	$53.5

(a)
During 2016, we recognized a non-cash pretax pension settlement charge of $12.7 as the result of a program offering certain former U.S. employees with a vested pension benefit an option to take a one-time lump sum distribution as part of ITT's overall plan to de-risk its pension plans. Approximately 1,100 participants accepted the offer, resulting in a payment of $28.0 from the plan and a reduction in the Company's projected benefit obligation of $26.6, including an actuarial loss of $1.4.

The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss for each of the years ended December 31, 2016, 2015 and 2014 as they pertain to other employee-related defined benefit plans.

	2016	2015	2014
Net periodic postretirement cost - other postretirement
Service cost	$0.9	$0.9	$1.5
Interest cost	4.9	5.0	7.4
Expected return on plan assets	(0.5)	(0.9)	(0.7)
Amortization of net actuarial loss	4.6	4.6	2.7
Amortization of prior service credit	(6.5)	(11.0)	(6.6)
Net periodic postretirement cost (benefit)	3.4	(1.4)	4.3
Gain due to curtailment(b)	—	(4.2)	—
Total net periodic postretirement cost (benefit)	3.4	(5.6)	4.3
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net actuarial (gain) loss	(1.9)	7.7	26.3
Prior service credit	—	—	(58.7)
Amortization of net actuarial loss	(4.6)	(4.6)	(2.7)
Amortization of prior service credit	6.5	11.0	6.6
Acceleration of prior service costs	—	6.2	—
Total changes recognized in other comprehensive loss	—	20.3	(28.5)
Total impact from net periodic postretirement cost and changes in other comprehensive loss	$3.4	$14.7	$(24.2)

(b)	During 2015, we recognized a benefit of $4.2 from a curtailment gain related to a reduction in force in our ICS segment.
The following table provides the estimated net actuarial loss and prior service cost that is expected to be amortized from accumulated other comprehensive loss into net periodic postretirement cost during 2017.

	Pension	Other Benefits	Total
Net actuarial loss	$6.8	$4.2	$11.0
Prior service cost (credit)	0.9	(5.8)	(4.9)
Total	$7.7	$(1.6)	$6.1

Postretirement Plan Assumptions
The determination of projected benefit obligations and the recognition of expenses related to postretirement benefit plans are dependent on various assumptions that are judgmental and developed in consultation with external advisors. Management develops each assumption using relevant Company experience in conjunction with market-related data for each individual country in which such plans exist. Periodically, the Company performs experience studies to validate certain actuarial assumptions such as age of retirement, rates of turnover, utilization of optional forms of payments. In 2015, the Company performed such study for its U.S. pension plans and reflected the results in its valuation. The actuarial assumptions are based on the provisions of the applicable accounting pronouncements, review of various market data and discussion with our external advisors. Assumptions are reviewed annually and adjusted as necessary. Changes in these assumptions could materially affect our financial statements.

The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic postretirement cost, as they pertain to our U.S. and non-U.S. defined benefit pension plans and other employee-related defined benefit plans.

	2016			2015
	U.S.	Int’l	Other Benefits	U.S.	Int’l	Other Benefits
Obligation Assumptions:
Discount rate	4.2%	1.7%	4.1%	4.3%	2.3%	4.1%
Rate of future compensation increase	N/A	3.4%	N/A	N/A	3.4%	N/A
Cost Assumptions:
Discount rate	4.3%	2.3%	4.1%	4.0%	1.9%	3.8%
Expected return on plan assets	7.2%	4.8%	7.2%	8.0%	4.8%	8.0%

The discount rate is used to calculate the present value of expected future benefit payments at the measurement date. The discount rate assumption is based on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate is determined by considering an interest rate yield curve comprising AAA/AA bonds, with maturities that are generally between zero and thirty years, developed by the plan's actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single discount rate matching the plan's characteristics.
Effective as of December 31, 2015, we changed the approach used to estimate the service and interest components of net periodic benefit cost of the U.S. defined benefit plans. This estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates from the yield curve used to discount the cash flows in measuring the benefit obligation. Historically, we estimated these service and interest cost components utilizing a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The impact of this change was not material.
The rate of future compensation increase assumption for foreign plans reflects our long-term actual experience and future and near-term outlook. The rate of future compensation increase assumption is not applicable for U.S. plans because the benefit formula is based on a flat dollar benefit and years of service approach.
The Company has updated the mortality assumption to reflect the most recent projection update.
The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 7.5% for pre-age 65 retirees and 7.0% for post-age 65 retirees for 2017, decreasing ratably to 4.5% in 2026. Increasing the health care trend rates by one percent per year would have the effect of increasing the benefit obligation by $7.4 and the aggregate annual service and interest cost components by $0.3. A decrease of one percent in the health care trend rate would reduce the benefit obligation by $6.3 and the aggregate annual service and interest cost components by $0.3. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future working life or life expectancy of the plan participants.
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

	2016	2015	2014
Expected rate of return on plan assets	7.2%	8.0%	8.0%
Actual rate of return on plan assets	9.2%	(2.8)%	8.6%

For the recognition of net periodic postretirement cost, the calculation of the expected return on plan assets is generally derived using a market-related value of plan assets based on average asset values at the measurement date over the last five years. The use of fair value, rather than a market-related value, of plan assets could materially affect net periodic postretirement cost.

Investment Policy
The investment strategy for managing worldwide postretirement benefit plan assets is to seek an optimal rate of return relative to an appropriate level of risk for each plan. Investment strategies vary by plan, depending on the specific characteristics of the plan, such as plan size and design, funded status, liability profile and legal requirements. During 2015, our investment policy was updated to reduce risk by increasing the target allocation in fixed income by approximately 15% with a corresponding decrease in allocations to equity investments. Based on this approach, the long-term annual rate of return on assets was estimated at 7.2% and8.0% for fiscal 2016 and 2015, respectfully. In fiscal 2017, we expect our estimate of the long term annual return on assets to be 7.0% for the U.S. defined benefit plans reflecting the current asset allocation.
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
The following table provides the allocation of postretirement benefit plan assets by asset category, as of December 31, 2016 and 2015, and the related targeted asset allocation ranges by asset category.

	2016	2015	Target Allocation Range
U.S. equities	26%	31%	20-35%
International equities	22%	24%	10-35%
Fixed income	51%	43%	40-75%
Cash and other	1%	2%	0-5%

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
Collective trusts are valued at NAV as a practical expedient and thus are not leveled in this table, but are included in the totals column to assist in reconciling to fair value of plan assets. Mutual funds are valued at quoted market prices that represent the net asset value (NAV) of shares and are classified within level 1 of the fair value hierarchy. Pension plan assets as of December 31, 2015 include an investment in a hedge fund acquired from Wolverine. The hedge fund is valued using broker quotes and classified within Level 3 of the fair value hierarchy due to the significance of unobservable inputs involved in the broker quote. This investment was sold in 2016. Cash and cash equivalents are held in money market or short-term investment funds and are classified within level 1 of the fair value hierarchy.

The following table provides the investments at fair value held by our postretirement benefit plans at December 31, 2016 and 2015, by asset class.

	Pension			Other Benefits
2016	Level 1	Measured at NAV	Total	Level 1	Total
Collective Trusts:
U.S. equity	$—	$67.4	$67.4	$—	$—
International equity	—	58.9	58.9	—	—
Fixed income	—	135.0	135.0	—	—
Mutual funds	—	—	—	6.1	6.1
Cash and other	1.8	—	1.8	—	—
Total	$1.8	$261.3	$263.1	$6.1	$6.1

	Pension				Other Benefits
2015	Level 1	Level 3	Measured at NAV	Total	Level 1	Total
Collective Trusts:
U.S. equity	$—	$—	$85.8	$85.8	$—	$—
International equity	—	—	65.2	65.2	—	—
Fixed income	—	—	121.1	121.1	—	—
Hedge funds	—	4.0	—	4.0	—	—
Mutual funds	—	—	—	—	7.9	7.9
Cash and other	2.9	—	—	2.9	—	—
Total	$2.9	$4.0	$272.1	$279.0	$7.9	$7.9

Contributions
While we make contributions to our postretirement benefit plans when considered necessary or advantageous to do so, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. Funding requirements under IRS rules are a major consideration in making contributions to our post-retirement plans. In addition, we fund certain of our international pension plans in countries where funding is allowable and tax-efficient. During 2016 and 2015, we contributed $12.8 and $12.4 to our global pension plans, respectively. The 2016 and 2015 contributions included a $7.8 and $7.5 discretionary contribution to our U.S. pension plans, respectively. We anticipate making contributions to our global pension plans of $4.0 during 2017.
We contributed $6.2 to our other employee-related defined benefit plans during both 2016 and 2015. We currently estimate that the 2017 contributions to our other employee-related defined benefit plans will be approximately $9.0.
Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our pension and other employee-related benefit plans.

	U.S. Pension	Int’l Pension	Other Benefits
2017	$20.0	$3.2	$11.7
2018	20.3	3.3	11.3
2019	20.5	3.1	10.9
2020	20.6	3.9	10.6
2021	20.8	3.2	10.2
2022 - 2026	100.9	16.6	43.9

NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
The 2011 Omnibus Incentive Plan (2011 Incentive Plan) was approved by shareholders and established in May of 2011 to provide for the awarding of options on common shares and full value restricted common shares or units to employees and non-employee directors. The number of shares initially available for issuance to participants under the 2011 Incentive Plan was 4.6. The 2011 Incentive Plan replaced the ITT Amended and Restated 2003 Equity Incentive Plan (2003 Incentive Plan) on a prospective basis and no future grants will be made under the 2003 Incentive Plan. However, any shares remaining available for issuance under the 2003 Incentive Plan became available for grant under the 2011 Incentive Plan as of the date the 2011 Incentive Plan was approved by shareholders. As of December 31, 2016, 38.5 shares were available for future grants under the 2011 Incentive Plan. ITT makes shares available for the exercise of stock options or vesting of restricted shares or units by purchasing shares in the open market.
Our long-term incentive plan (LTIP) is comprised of three components: non-qualified stock options (NQOs), restricted stock units (RSUs), and performance unit awards (PSUs). The majority of RSUs settle in shares; however RSUs and PSUs granted to international employees are settled in cash. We account for NQOs and equity-settled RSUs and PSUs as equity-based compensation awards and cash-settled RSUs and PSUs are accounted for as liability-based awards. PSUs granted prior to 2016 are based on both a relative total shareholder return (TSR) metric as well as a return on invested capital (ROIC) metric, equally weighted. In 2016, PSUs granted are based on a relative TSR and relative ROIC metric, equally weighted. PSUs settle in shares, dependent upon performance, following a three-year performance period to further align payouts with stock price performance. PSUs are accounted for as two distinct awards, an ROIC award and a TSR award.
LTIP costs are primarily recorded within general and administrative expenses, at fair value over the requisite service period (typically three years) on a straight-line basis and are reduced by an estimated forfeiture rate. These costs impacted our consolidated results of operations as follows:

	2016	2015	2014
Share-based compensation expense, equity-based awards	$12.6	$15.7	$14.0
Share-based compensation expense, liability-based awards	1.8	1.1	3.1
Total share-based compensation expense in operating income	$14.4	$16.8	$17.1
At December 31, 2016, there was $19.1 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 1.8 years. Additionally, unrecognized compensation cost related to liability-based awards was $2.3, which is expected to be recognized ratably over a weighted-average period of 1.8 years.
Non-Qualified Stock Options
Options generally vest over or at the conclusion of a 3 year period and are exercisable over 10 years, except in certain instances of death, retirement or disability. The exercise price per share is the fair market value of the underlying common stock on the date each option is granted.
A summary of the status of our NQOs as of December 31, 2016, 2015 and 2014 and changes during the years then ended is presented below.

	2016		2015		2014
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding – January 1	1.7	$27.10	1.9	$24.20	2.7	$20.46
Granted	0.4	33.01	0.2	41.52	0.2	43.52
Exercised	(0.6)	20.88	(0.3)	19.87	(0.8)	17.67
Cancelled or expired	(0.1)	39.03	(0.1)	35.95	(0.2)	24.46
Outstanding – December 31	1.4	$30.57	1.7	$27.10	1.9	$24.20
Options exercisable – December 31	0.8	$24.41	1.1	$21.75	1.1	$20.26

The aggregate intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2016, 2015 and 2014 was $9.6, $6.6 and $22.5, respectively.
The amount of cash received from the exercise of stock options was $12.3, $6.2 and $15.1 for 2016, 2015 and 2014, respectively. The income tax benefit realized during 2016, 2015 and 2014 associated with stock option exercises and lapses of restricted stock was $10.5, $6.3 and $15.1, respectively. We classify the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock lapses as a financing activity. Excess tax benefits arising from stock option exercises and restricted stock lapses were $3.2, $3.4 and $10.4 for 2016, 2015 and 2014, respectively.
The following table summarizes information about ITT’s stock options at December 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$19.97	0.1	4.2	$0.6	0.1	4.2	$0.6
$20.28	0.2	5.9	3.7	0.2	5.9	3.7
$21.53	0.1	5.2	0.7	0.1	5.2	0.7
$22.80	0.2	6.2	3.6	0.2	6.2	3.6
$26.76	0.2	7.2	2.5	0.2	7.2	2.5
$33.01	0.3	10.1	2.0	—	—	—
$41.52	0.2	9.2	—	—	—	—
$43.52	0.1	8.2	—	—	—	—
	1.4	7.8	$13.1	0.8	6.4	$11.1

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on ITT’s closing stock price of $38.57 as of December 31, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. There were 0.3 options "out-of-the-money" as of December 31, 2016.
As of December 31, 2016, the total number of stock options expected to vest (including those that have already vested) was 1.4. These stock options have a weighted-average exercise price of $30.40, an aggregate intrinsic value of $12.9 and a weighted-average remaining contractual life of 7.8 years.
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2016, 2015 and 2014:

	2016	2015	2014
Dividend yield	1.5%	1.1%	1.0%
Expected volatility	32.2%	29.4%	29.6%
Expected life (in years)	6.0	5.8	5.8
Risk-free rates	1.5%	1.7%	1.8%
Weighted-average grant date fair value	$9.16	$11.23	$11.93

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
The fair value of the ROIC awards was based on the closing price of ITT common stock on the date of grant less the present value of expected dividend payments during the vesting period. A dividend yield of 1.5% was assumed based on ITT's annualized dividend payment of $0.496 per share and the February 19, 2016 closing stock price of $33.01. The fair value of the ROIC award is fixed on the grant date; however, a probability assessment is performed each reporting period to estimate the likelihood of achieving the ROIC targets and the amount of compensation to be recognized. The ROIC award payout is subject to a payout factor which includes a maximum and minimum payout.
The fair value of the TSR award was measured using a Monte Carlo simulation on the date of grant, measuring potential total shareholder return for ITT relative to the other companies in the S&P 400 Capital Goods Index (the TSR Performance Group). The expected volatility of ITT's stock price was based on the historical volatility of a peer group while expected volatility for the other companies in the TSR Performance Group was based on their own stock price history. All volatility and correlation measures were based on three years of daily historical price data through February 18, 2016, corresponding to the three-year performance period of the award. The TSR award payout is subject to a multiplier which includes a maximum and minimum payout. As the grant date occurs after the beginning of the performance period, actual TSR performance between the beginning of the performance period (December average closing stock price) and the grant date was reflected in the valuation. A dividend yield of 1.5% was assumed based on ITT's annualized dividend payment of $0.496 per share and the February 19, 2016 closing stock price of $33.01.
The table below provides a rollforward of outstanding RSUs and PSUs for each of the years ended December 31, 2016, 2015 and 2014.

	2016		2015		2014
Restricted Stock and Performance Units	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding – January 1	1.3	$36.56	1.1	$31.70	1.3	$24.17
Granted	0.5	33.28	0.5	41.34	0.4	43.88
Performance adjustment(a)	(0.1)	45.47	0.1	29.59	—	—
Lapsed	(0.5)	29.86	(0.3)	24.09	(0.5)	21.62
Canceled	(0.1)	39.20	(0.1)	35.89	(0.1)	27.33
Outstanding – December 31	1.1	$38.24	1.3	$36.56	1.1	$31.70
Vested pending issuance	—	$—	0.3	$29.59	—	$—

(a)
Represents the adjustment to the number of shares to be issued above or below target for performance results achieved relative to PSUs granted in 2014 that vested on December 31, 2016 and PSUs granted in 2013 that vested on December 31, 2015.

The table below provides the number of the outstanding equity settled RSUs, cash settled RSUs, and PSUs as of December 31, 2016, 2015 and 2014.

	2016	2015	2014
Equity settled RSUs	0.7	0.7	0.7
Cash settled RSUs	0.1	0.1	0.1
PSU awards	0.3	0.5	0.3

As of December 31, 2016, the total number of RSUs and PSUs expected to vest was 0.7 and 0.1, respectively. The number of PSUs expected to vest is based on current performance estimates.

NOTE 17
CAPITAL STOCK
ITT has authority to issue an aggregate of 300 shares of capital stock, of which 250 shares have been designated as Common Stock having a par value of $1 per share and 50 shares have been designated as Preferred Stock not having any par or stated value. There was no Preferred Stock outstanding as of December 31, 2016 and 2015.
The stockholders of ITT common stock are entitled to receive dividends when and as declared by ITT’s Board of Directors. Dividends are paid quarterly. Dividends declared were $0.496, $0.4732 and $0.44 per common share in 2016, 2015, and 2014, respectively.
On October 27, 2006, a three-year $1 billion share repurchase program (Share Repurchase Program) was approved by our Board of Directors. On December 16, 2008, the provisions of the Share Repurchase Program were modified by our Board of Directors to replace the original three-year term with an indefinite term. During 2016, 2015, and 2014, we repurchased 2.0 shares, 2.0 shares, and 1.1 shares of common stock for $70.0, $80.0 and $50.0, respectively. Through December 2016, we had repurchased 20.4 shares for $829.4, including commissions, under the Share Repurchase Program.
Separate from the Share Repurchase Program, the Company repurchased 0.2 shares, 0.1 shares, and 0.2 shares for an aggregate price of $7.8, $4.0, and $10.2, during 2016, 2015 and 2014, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.
On May 16, 2016, we canceled all 15.0 shares in our treasury account. Shares repurchased after May 16, 2016 were canceled following the repurchase. As of December 31, 2015 15.0 shares of Common Stock were held in our treasury account.
We make shares available for the exercise of stock options and vesting of restricted stock by purchasing shares in the open market. Prior to canceling all 15.0 shares in our treasury account, we also issued shares from our treasury stock. During 2016, 2015, and 2014, we issued 1.1 shares, 0.6 shares, and 1.4 shares, respectively, related to equity compensation arrangements.

NOTE 18
COMMITMENTS AND CONTINGENCIES
From time to time, we are involved in litigation, claims, government inquiries, investigations and proceedings, including but not limited to those relating to environmental exposures, intellectual property matters, personal injury claims, regulatory matters, commercial and government contract issues, employment and employee benefit matters, commercial or contractual disputes, and securities matters
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including our assessment of the merits of the particular claim, as well as our current reserves and insurance coverage, we do not expect that such legal proceedings will have any material adverse impact on our financial statements, unless otherwise noted below. However, there can be no assurance that an adverse outcome in any of the proceedings described below will not result in material fines, penalties or damages, changes to the Company's business practices, loss of (or litigation with) customers or a material adverse effect on our financial statements.
Asbestos Matters
Subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of December 31, 2016, there were 30 thousand pending active claims against ITT subsidiaries, including Goulds Pumps, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

(in thousands)	2016	2015	2014
Pending claims – Beginning	37	62	79
New claims	4	4	4
Settlements	(1)	(1)	(2)
Dismissals	(10)	(28)	(19)
Pending claims – Ending	30	37	62
Pending inactive claims(a)	—	—	13
Pending active claims	30	37	49

(a)
Inactive claims represent pending claims in Mississippi filed in 2004 or prior, which have been excluded from our asbestos measurement because the plaintiffs cannot demonstrate a significant compensable loss. As of December 31, 2016, all inactive claims have been dismissed.

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
The Company retains a consulting firm to assist management in estimating the potential liability for pending asbestos claims and for claims estimated to be filed over the next 10 years based on the methodology described above. Our methodology determines a point estimate based on our assessment of the value of each underlying assumption, rather than a range of reasonably possible outcomes. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key assumptions discussed above, additional uncertainty related to asbestos claims and estimated costs arises from the long latency period prior to the manifestation of an asbestos-related disease, changes in available medical treatments and changes in medical costs, changes in plaintiff behavior resulting from bankruptcies of other companies that are or could be co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes. At December 31, 2016, approximately 24% of the recorded asbestos liability relates to pending claims, with the remainder relating to claims estimated to be filed over the next 10 years.
We record a corresponding undiscounted asbestos-related asset that represents our best estimate of probable recoveries from our insurers for the estimated asbestos liabilities. In developing this estimate, the Company considers coverage-in-place and other agreements with its insurers, as well as a number of additional factors. These additional factors reviewed include the financial viability of our insurance carriers and any related solvency issues, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, the extent to which settlement and defense costs will be reimbursed by the insurance policies and interpretation of the various policy and contract terms and limits and their interrelationships, and various judicial determinations relevant to our insurance programs. The timing and amount of reimbursements will vary due to a time lag between when ITT pays an amount to defend or settle a claim and when a reimbursement is received from an insurer, differing policy terms and certain gaps in our insurance coverage as a result of uninsured periods, insurer insolvencies, and prior insurance settlements. Approximately 81% of our estimated receivables are due from insurers that had credit ratings of A- or better from A.M. Best as of December 31, 2016.
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
The Company has negotiated with certain of its insurers to reimburse the Company for a portion of its indemnity and defense costs through "coverage-in-place" agreements or policy buyout agreements. The agreements are designed to facilitate the collection of ITT’s insurance portfolio, to mitigate issues that insurers may raise regarding their responsibility to respond to claims, and to promote an orderly exhaustion of the policies. As of December 31, 2016, approximately 46% of our asbestos-related assets were related to coverage-in-place agreements and buyout agreements with insurers.
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

Settlement Agreements
During 2016, ITT entered into two settlement agreements with insurers to settle responsibility for multiple insurance claims. Under the terms of the settlements, the insurers agreed to a payment or specified series of payments to a QSF, resulting in a net loss of $2.1. During 2015, ITT entered into settlement agreements with insurers to settle responsibility for certain insured claims through a series of payments into a QSF to be paid over the next three years, resulting in a benefit of $8.9. During 2014, ITT executed a final settlement agreement with an insurer to settle responsibility for multiple insurance claims, resulting in a one-time lump sum payment to a QSF of $2.2 in 2015.
Defense Cost Adjustment
During 2015, the Company changed its asbestos defense strategy and retained a single firm to defend the Company in all asbestos litigation. This long-term strategy streamlined the Company’s management of cases and significantly reduced defense costs. Our agreement with the defense firm was initially limited to a certain set of claims and the remaining claims were expected to transition within the next four years; however, the Company was able to transition the remaining claims during the second quarter of 2016 as a result of one of the settlements described above. Based on the terms of the agreement, the Company adjusted its asbestos liability and related assets and recognized a net benefit of $4.9 and $100.7 in 2016 and 2015, respectively, for the revised estimate of the cost to defend pending claims and claims expected to be filed over the next 10 years.
Statements of Operations Charges
The table below summarizes the total net asbestos charge for the years ended December 31, 2016, 2015 and 2014.

	2016	2015	2014
Asbestos provision	$59.0	$63.0	$64.9
Asbestos remeasurement, net	(81.8)	(44.8)	(58.8)
Defense cost adjustment	(4.9)	(100.7)	—
Settlement agreements	2.1	(8.9)	(2.2)
Net asbestos (benefit) charge, net	$(25.6)	$(91.4)	$3.9

Changes in Financial Position
The following table provides a rollforward of the estimated asbestos liability and related assets for the years ended December 31, 2016 and 2015.

	2016			2015
	Liability	Asset	Net	Liability	Asset	Net
Balance as of January 1	$1,042.8	$412.0	$630.8	$1,223.2	$476.4	$746.8
Asbestos provision	68.8	9.8	59.0	73.3	10.3	63.0
Asbestos remeasurement	(75.9)	5.9	(81.8)	(52.7)	(7.9)	(44.8)
Settlement agreements	—	(2.1)	2.1	—	8.9	(8.9)
Defense cost adjustment	(4.9)	—	(4.9)	(124.2)	(23.5)	(100.7)
Net cash activity and other	(76.5)	(45.0)	(31.5)	(76.8)	(52.2)	(24.6)
Balance as of December 31	$954.3	$380.6	$573.7	$1,042.8	$412.0	$630.8
Current portion	76.8	66.0		88.0	74.5
Noncurrent portion	877.5	314.6		954.8	337.5

Environmental Matters
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
The following table provides a rollforward of the estimated current and long-term environmental liability for the years ended December 31, 2016 and 2015.

	2016	2015
Balance as of January 1	$82.6	$89.9
Changes in estimates for pre-existing accruals(a):
Pre-existing accrual additions	6.6	11.0
Pre-existing accrual reversals	(0.7)	(5.6)
Net cash activity	(11.9)	(12.1)
Foreign currency	—	(0.6)
Balance as of December 31	$76.6	$82.6

(a)
Changes in estimates for pre-existing accruals includes environmental-related costs of $0.7 and a reversal of prior accruals of $0.9 reported within results of discontinued operations for the years ended December 31, 2016 and 2015, respectively.

In the fourth quarter of 2015, ITT entered into a settlement agreement with one of our insurance providers whereby the provider agreed to pay the net present value of the remaining limits of the policy amounting to approximately $34.2. In the first quarter of 2016, the Company received $2.0 in cash and $32.2 was deposited into a QSF which can be drawn upon only to pay future environmental expenses associated with remediation sites covered under the policy, including sites owned by a former subsidiary of the Company. The Company recorded $23.0 of deferred income related to the settlement representing the excess of QSF monies over the probable liabilities associated with the covered remediation sites. In addition to the QSF asset, there is a receivable of $2.0 from other third parties for reimbursement of environmental costs. The total environmental-related asset as of December 31, 2016 and 2015 was $33.4 and $10.8, respectively.
The following table illustrates the reasonably possible high range of estimated liability, and number of active sites for environmental matters.

	2016	2015
High end range	$127.6	$140.6
Number of active environmental investigation and remediation sites	39	49

As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
Other Matters
The Company is responding to a civil subpoena from the Department of Defense, Office of the Inspector General, which was issued in the second quarter of 2015 as part of an investigation being led by the Civil Division of the U.S. Department of Justice. The subpoena and related investigation involve certain products manufactured by the Company’s Interconnect Solutions segment that are purchased or used by the U.S. government. The Company is cooperating with the government and producing documents responsive to the subpoena. The Company is unable to estimate the timing or outcome of this matter.

NOTE 19
GUARANTEES, INDEMNITIES AND WARRANTIES
Indemnities
Since our founding in 1920, we have acquired and disposed of numerous entities. The related acquisition and disposition agreements contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party. The indemnities address a variety of subjects; the term and monetary amounts of each such indemnity are defined in the specific agreements and may be affected by various conditions and external factors. Many of the indemnities have expired either by operation of law or as a result of the terms of the agreement. We do not have a liability recorded for these expired indemnifications and are not aware of any claims or other information that would give rise to material payments under such indemnities.
As part of the 2011 spin-off, ITT LLC agreed to provide certain indemnifications and cross-indemnifications among ITT LLC, Exelis and Xylem, subject to limited exceptions with respect to certain employee claims and other liabilities and obligations. The indemnifications address a variety of subjects, including asserted and unasserted product liability matters (e.g., asbestos claims, product warranties) which relate to products manufactured, repaired and/or sold prior to the 2011 spin-off. These indemnifications last indefinitely and are not affected by Harris' acquisition of Exelis. ITT LLC expects Exelis and Xylem to fully perform under the terms of the Distribution Agreement and therefore has not recorded a liability for matters for which we have been indemnified. In addition, both Exelis and Xylem have made asbestos indemnity claims that could give rise to material payments under the indemnity provided by ITT LLC; such claims are included in our estimate of asbestos liabilities.
Guarantees
We have $146.5 of guarantees, letters of credit and similar arrangements outstanding at December 31, 2016, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2016 as the likelihood of nonperformance by ITT is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our financial statements.
Warranties
ITT warrants numerous products, the terms of which vary widely. In general, ITT warrants its products against defect and specific non-performance. In certain markets, such as automotive, aerospace and rail, liability for product defects could extend beyond the selling price of the product and could be significant if the defect interrupts production or results in a recall. The table included below provides changes in the warranty accrual for December 31, 2016 and 2015.

	2016	2015
Warranty accrual – January 1	$23.5	$29.4
Warranty expense	7.4	5.6
Payments	(10.1)	(12.3)
Foreign currency and other	(1.0)	0.8
Warranty accrual – December 31	$19.8	$23.5

NOTE 20
DISCONTINUED OPERATIONS
Results from discontinued operations for the year ended December 31, 2016 reflect a gain of $4.2, net of tax, primarily related to favorable resolutions of certain legacy liabilities in 2016. Results from discontinued operations for the year ended December 31, 2015 reflect a gain of $39.4, principally related to the settlement of the U.S. income tax audit. This includes a tax benefit of $38.3 from the recognition of previously unrecognized tax positions, related net interest income of $3.2, and a $13.2 receivable due from Exelis and Xylem, partially offset by net tax expense of $17.4 from unfavorable audit adjustments. Results from discontinued operations for the year ended December 31, 2014 reflect a loss of $3.9, primarily related to a settlement payment to a former ITT entity.

NOTE 21
ACQUISITIONS
Wolverine Automotive Holdings
On October 5, 2015, we completed the acquisition of Wolverine Automotive Holdings Inc., the parent company of Wolverine Advanced Materials LLC (Wolverine). Wolverine, which reported 2014 revenues of $154, including $17 of sales to ITT, is a manufacturer of customized technologies for automotive braking systems and specialized sealing solutions for harsh operating environments across a range of industries. The purchase price of $307.0 net of cash acquired, was funded through a combination of cash and borrowings from our revolving credit facility.
The final purchase price allocation is based on the fair value of assets acquired, liabilities assumed and non-controlling interests in Wolverine as of the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired of $164.2 was recorded as goodwill (which is expected to be deductible for income tax purposes). All of the goodwill has been assigned to the Motion Technologies segment. Other intangibles acquired include existing customer relationships, proprietary technology, and trade names.
Hartzell Aerospace
On March 31, 2015, we completed the acquisition of Environmental Control Systems (f/k/a Hartzell Aerospace) for a purchase price of $52.9 that was funded through additional commercial paper borrowings. Hartzell Aerospace, which reported 2014 revenues of $34, designs and manufactures products to support aerospace applications, featuring a differentiated portfolio of environmental control system components and an established aftermarket business. The acquisition is being reported within the Control Technologies segment and complements the ITT aerospace growth platform, with customer and sales channel alignment and key high-growth and next-generation platform expansion opportunities.
The final purchase price allocation is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired of $13.7 was recorded as goodwill (which is expected to be deductible for income tax purposes). All of the goodwill has been assigned to the Control Technologies segment.
Allocation of Purchase Price for Wolverine and Hartzell Aerospace

	Wolverine	Hartzell Aerospace
Cash	$8.5	$—
Receivables	31.6	5.3
Inventory	35.0	4.8
Plant, property and equipment	28.5	2.6
Goodwill	164.2	13.7
Other intangible assets	86.0	28.6
Other assets	10.7	0.9
Accounts payable and accrued liabilities	(21.2)	(3.0)
Postretirement liabilities	(14.6)	—
Other liabilities	(13.2)	—
Net assets acquired	$315.5	$52.9

Pro forma results of operations have not been presented because the acquisitions were not deemed material, either individually or in the aggregate, at the acquisition date.
NOTE 22
SUBSEQUENT EVENTS
Axtone Railway Components
On January 26, 2017, we completed the acquisition of Axtone Railway Components for cash consideration of $120.6. The final purchase price is subject to a customary net working capital adjustment. Axtone, with estimated 2016 revenue of $80 and approximately 660 employees, is a manufacturer of highly engineered and customized energy absorption solutions for railway and other harsh-environment industrial markets, including springs, buffers and coupler components that are critical safety technologies. Axtone will be reported within the Motion Technologies segment.

SUPPLEMENTAL FINANCIAL DATA
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2016 Quarters				2015 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenue	$588.4	$581.7	$626.2	$609.1	$666.8	$601.9	$628.2	$588.7
Gross profit	173.4	183.9	205.6	195.3	201.3	194.9	213.9	199.0
Income from continuing operations attributable to ITT Inc.	23.6	88.3	32.3	37.7	36.6	96.5	140.6	38.7
Income (loss) from discontinued operations	2.2	1.8	0.5	(0.3)	0.1	34.2	1.7	3.4
Net income attributable to ITT Inc.	25.8	90.1	32.8	37.4	36.7	130.7	142.3	42.1
Basic earnings per share attributable to ITT Inc.:
Continuing operations	$0.27	$0.99	$0.36	$0.42	$0.40	$1.08	$1.57	$0.42
Discontinued operations	0.02	0.02	—	—	0.01	0.38	0.02	0.04
Net income	$0.29	$1.01	$0.36	$0.42	$0.41	$1.46	$1.59	$0.46
Diluted earnings per share attributable to ITT Inc.:
Continuing operations	$0.27	$0.98	$0.36	$0.42	$0.40	$1.07	$1.56	$0.42
Discontinued operations	0.02	0.02	—	(0.01)	0.01	0.38	0.02	0.04
Net income	$0.29	$1.00	$0.36	$0.41	$0.41	$1.45	$1.58	$0.46
Common stock price per share:
High	$43.07	$36.98	$39.70	$38.96	$40.52	$42.43	$43.96	$42.97
Low	$32.46	$30.06	$30.31	$29.15	$32.70	$32.86	$39.01	$35.30
Close	$38.57	$35.84	$31.98	$36.89	$36.32	$33.43	$41.84	$39.91
Dividends per share	$0.124	$0.124	$0.124	$0.124	$0.1183	$0.1183	$0.1183	$0.1183

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Inc. (Registrant)
By:	/S/ STEVEN C. GIULIANO
Steven C. Giuliano Vice President and Chief Accounting Officer (Principal accounting officer)
February 17, 2017

ll-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ DENISE L. RAMOS	Chief Executive Officer, President and Director	February 17, 2017
Denise L. Ramos (Principal executive officer)

/S/ THOMAS M. SCALERA	Executive Vice President and Chief Financial Officer	February 17, 2017
Thomas M. Scalera (Principal financial officer)

/S/ STEVEN C. GIULIANO	Vice President and Chief Accounting Officer	February 17, 2017
Steven C. Giuliano (Principal accounting officer)

/S/ ORLANDO D. ASHFORD	Director	February 17, 2017
Orlando D. Ashford

/S/ G. PETER D’ALOIA	Director	February 17, 2017
G. Peter D’Aloia

/S/ GERAUD DARNIS	Director	February 17, 2017
Geraud Darnis

/S/ DONALD DEFOSSET, JR.	Director	February 17, 2017
Donald DeFosset, Jr.

/S/ NICHOLAS FANANDAKIS	Director	February 17, 2017
Nicholas Fanandakis

/S/ CHRISTINA A. GOLD	Director	February 17, 2017
Christina A. Gold

/S/ RICHARD P. LAVIN	Director	February 17, 2017
Richard P. Lavin

/S/ FRANK T. MACINNIS	Director	February 17, 2017
Frank T. MacInnis

/S/ REBECCA A. MCDONALD	Director	February 17, 2017
Rebecca A. McDonald

/S/ TIMOTHY H. POWERS	Director	February 17, 2017
Timothy H. Powers

ll-2

EXHIBIT INDEX

Exhibit Number	Description	Location
2.1	Agreement and Plan of Merger, effective May 16, 2016 among ITT Corporation, ITT Inc. and ITT LLC	Incorporated by reference to Exhibit 2.1 of ITT Inc.’s Form 8-K dated May 16, 2016 (File No. 001-05672).
3.1	ITT Inc.’s Amended and Restated Articles of Incorporation, effective as of May 16, 2016	Incorporated by reference to Exhibit 3.1 of ITT Inc.’s Form 8-K dated May 16, 2016 (File No. 001-05672).
3.2	Amended and Restated By-laws of ITT Inc., effective as of May 16, 2016	Incorporated by reference to Exhibit 3.2 of ITT Inc.’s Form 8-K dated May 16, 2016 (File No. 001-05672).
10.1	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-05672).
10.2	Benefits and Compensation Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-05672).
10.3	First Amendment to Benefits and Compensation Matters Agreement	Incorporated by reference as Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2013
10.4	Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.3 of ITT Inc.’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-05672).
10.5	Master Transition Services Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Incorporated by reference to Exhibit 10.4 of ITT Inc.’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-05672).
10.6	ITT Transitional Trademark License Agreement - Exelis, dated as of October 25, 2011, between ITT Manufacturing Enterprises LLC and Exelis Inc.	Incorporated by reference to Exhibit 10.5 of ITT Inc.’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-05672).
10.7	Master Lease Agreement and Master Sublease Agreement, dated as of October 25, 2011 and September 30, 2011, respectively	Incorporated by reference to Exhibit 10.6 of ITT Inc.’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-05672).
10.8	Five Year Competitive Advance and Revolving Credit Facility Agreement, dated as of November 25, 2014 among ITT Corporation and the Other Parties Signatory Thereto	Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 8-K dated November 25, 2014 (File No. 001-05672).
10.9
Instrument of Assumption and Amendment Agreement, dated as of May 16, 2016, to the Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of among ITT Inc., ITT LLC and the Administrative Agent
Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 8-K dated May 16, 2016 (File No. 001-05672).
10.1	First Amendment to Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of November 29, 2016, among ITT Inc. and the lenders party thereto	Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 8-K dated November 30, 2016 (File No. 001-05672).
10.11	Indenture between ITT Corporation and Union Bank N.A., as Trustee dated May 1, 2009	Incorporated by reference to Exhibit 4.3 of ITT Inc.’s Form S-3 dated September 18, 2015 (File No. 001-05672).
10.12	First Supplemental Indenture, dated as of May 16, 2016, between ITT Corporation, ITT Inc. and MUFG Union Bank, N.A. as Trustee	Incorporated by reference to Exhibit 4.2 of ITT Inc.’s Post-Effective Amendment No.1 to Registration Statement on Form S-3 dated May 16, 2016 (File No. 333-207006).
10.13*	ITT Annual Incentive Plan for Executive Officers, amended and restated as of May 16, 2016	Incorporated by reference to Exhibit 10.5 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2016 (File No. 001-05672).
10.14*	ITT Retirement Savings Plan for Salaried Employees (effective January 1, 2016)	Incorporated by reference to Exhibit 10.10 of ITT Inc.’s Form 10-K for the year ended December 31, 2015 (File No. 001-05672).
10.15*	Supplemental Retirement Savings Plan, amended and restated as of January 1, 2016	Incorporated by reference to Exhibit 10.6 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2016 (File No. 001-05672).
10.16*	ITT Senior Executive Severance Pay Plan, amended and restated as of May 16, 2016	Incorporated by reference to Exhibit 10.9 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2016 (File No. 001-05672).
10.17*	ITT Senior Executive Change in Control Severance Pay Plan, amended and restated as of May 16, 2016	Incorporated by reference to Exhibit 10.11 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2016 (File No. 001-05672).

ll-3

Exhibit Number	Description	Location
10.18*	ITT Change in Control Severance Plan, amended and restated as of May 16, 2016	Incorporated by reference to Exhibit 10.10 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2016 (File No. 001-05672).
10.19*	ITT Deferred Compensation Plan, as amended and restated as of May 16, 2016	Incorporated by reference to Exhibit 10.4 of ITT Inc.’s Form 8-K dated May 16, 2016 (File No. 001-05672).
10.20*	ITT Deferred Compensation Plan for Non-Employee Directors, amended and restated as of May 16, 2016	Incorporated by reference to Exhibit 10.8 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2016 (File No. 001-05672).
10.21*	Non-Employee Director Compensation Summary	Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended September 30, 2016 (File No. 001-05672).
10.22*	2011 Omnibus Incentive Plan	Incorporated by reference to Exhibit 4.3 of ITT Inc.’s Registration Statement on Form S-8 as filed on October 28, 2011 (File No. 001-05672).
10.23*
ITT 2003 Equity Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) and previously known as ITT Industries, Inc. 2003 Equity Incentive Plan
Incorporated by reference to Exhibit 10.5 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-05672).
10.24*	Omnibus Amendment to Long-Term Incentive Plans, dated as of May 16, 2016	Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Current Report on Form 8-K dated May 16, 2016 (File No. 001-05672).
10.25*	Form of 2016 Performance Unit Award Agreement	Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2016 (File No. 001-05672).
10.26*	Form of 2016 Non-Qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2016 (File No. 001-05672).
10.27*	Form of 2016 Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.3 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2016 (File No. 001-05672).
10.28*	Form of 2015 Performance Unit Award Agreement	Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2015 (File No. 001-05672).
10.29*	Form of 2015 Non-Qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2015 (File No. 001-05672).
10.30*	Form of 2015 Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.3 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2015 (File No. 001-05672).
10.31*	Amended and Restated Employment Agreement, dated as of May 16, 2016, between ITT Inc. and Denise L. Ramos.	Incorporated by reference to Exhibit 10.3 of ITT Inc.’s Form 8-K dated May 16, 2016 (File No. 001-05672).
10.32	Form of ITT Inc. Indemnification Agreement with its directors and officers	Incorporated by reference to Exhibit 10.5 to ITT Inc.’s Form 8-K dated May 16, 2016 (File No. 001-05672).
21	Subsidiaries of the Registrant	Filed herewith.
23.1	Consent of Deloitte & Touche LLP	Filed herewith.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

ll-4

Exhibit Number	Description	Location
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

101
The following materials from ITT Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements
Submitted electronically with this report.

*	Management compensatory plan

**
The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

ll-5