Form 10-Q
period 2017-03-31
ITT Inc.
filed 2017-05-08
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-05672
ITT INC.

State of Indiana	81-1197930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1133 Westchester Avenue, White Plains, NY 10604
(Principal Executive Office)
Telephone Number: (914) 641-2000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of May 5, 2017, there were outstanding 88.7 million shares of common stock ($1 par value per share) of the registrant.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our business, future financial results and the industry in which we operate, and other legal, regulatory and economic developments. These forward-looking statements include, but are not limited to, future strategic plans and other statements that describe the company’s business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future events and future operating or financial performance.
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
Where in any forward-looking statement we express an expectation or belief as to future results or events, such expectation or belief is based on current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will occur or that anticipated results will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included in our reports filed with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for the year ended December 31, 2016 (particularly under the caption "Risk Factors"), our Quarterly Reports on Form 10-Q (including Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q) and in other documents we file from time to time with the SEC.
The forward-looking statements included in this Quarterly Report on Form 10-Q (this Report) speak only as of the date of this Report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the SEC. You can inspect, read and copy these reports, proxy statements and other information at the SEC's Public Reference Room, which is located at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information regarding the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov where you may access our reports, proxy statements and other information that we file with, or furnish to, the SEC.
We make available free of charge at www.itt.com (in the "Investors" section) copies of materials we file with, or furnish to, the SEC. We also use the Investor Relations page of our website at www.itt.com (in the "Investors" section) to disclose important information to the public.
Information contained on our website, or that can be accessed through our website, does not constitute a part of this Report. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website. Our corporate headquarters is located at 1133 Westchester Avenue, White Plains, NY 10604 and the telephone number of this location is (914) 641-2000.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

For the Three Months Ended March 31	2017	2016
Revenue	$625.8	$609.1
Costs of revenue	423.5	413.8
Gross profit	202.3	195.3
General and administrative expenses	66.2	69.0
Sales and marketing expenses	43.1	43.3
Research and development expenses	22.5	19.2
Asbestos-related costs, net	14.9	12.8
Operating income	55.6	51.0
Interest and non-operating expenses, net	0.8	1.7
Income from continuing operations before income tax expense	54.8	49.3
Income tax expense	9.1	11.7
Income from continuing operations	45.7	37.6
Loss from discontinued operations, including tax benefit of $0.1 and $0.3, respectively	(0.1)	(0.3)
Net income	45.6	37.3
Less: Loss attributable to noncontrolling interests	(0.4)	(0.1)
Net income attributable to ITT Inc.	$46.0	$37.4
Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$46.1	$37.7
Loss from discontinued operations, net of tax	(0.1)	(0.3)
Net income attributable to ITT Inc.	$46.0	$37.4
Earnings per share attributable to ITT Inc.:
Basic:
Continuing operations	$0.52	$0.42
Discontinued operations	—	—
Net income	$0.52	$0.42
Diluted:
Continuing operations	$0.52	$0.42
Discontinued operations	—	(0.01)
Net income	$0.52	$0.41
Weighted average common shares – basic	88.5	89.6
Weighted average common shares – diluted	89.2	90.5
Cash dividends declared per common share	$0.128	$0.124
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of operations.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended March 31	2017	2016
Net income	$45.6	$37.3
Other comprehensive income:
Net foreign currency translation adjustment	19.2	27.2
Net change in postretirement benefit plans, net of tax impacts of $0.5 and $0.6, respectively	1.1	1.1
Other comprehensive income	20.3	28.3
Comprehensive income	65.9	65.6
Less: Comprehensive loss attributable to noncontrolling interests	(0.4)	(0.1)
Comprehensive income attributable to ITT Inc.	$66.3	$65.7
Disclosure of reclassification adjustments to postretirement benefit plans (see Note 14)
Amortization of prior service benefit, net of tax expense of $(0.5) and $(0.5), respectively	$(0.7)	$(0.9)
Amortization of net actuarial loss, net of tax benefits of $1.0 and $1.1, respectively	1.8	2.0
Net change in postretirement benefit plans, net of tax	$1.1	$1.1

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$348.5	$460.7
Receivables, net	576.9	523.9
Inventories, net	311.5	295.2
Other current assets	142.0	122.0
Total current assets	1,378.9	1,401.8
Plant, property and equipment, net	481.5	464.5
Goodwill	865.7	774.7
Other intangible assets, net	156.7	160.3
Asbestos-related assets	301.3	314.6
Deferred income taxes	300.2	297.4
Other non-current assets	186.1	188.4
Total non-current assets	2,291.5	2,199.9
Total assets	$3,670.4	$3,601.7
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term loans and current maturities of long-term debt	$213.1	$214.3
Accounts payable	313.6	301.7
Accrued liabilities	359.1	350.2
Total current liabilities	885.8	866.2
Asbestos-related liabilities	866.6	877.5
Postretirement benefits	251.9	248.6
Other non-current liabilities	174.1	181.0
Total non-current liabilities	1,292.6	1,307.1
Total liabilities	2,178.4	2,173.3
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and Outstanding – 88.7 shares and 88.4 shares, respectively	88.7	88.4
Retained earnings	1,832.6	1,789.2
Total accumulated other comprehensive loss	(430.9)	(451.2)
Total ITT Inc. shareholders' equity	1,490.4	1,426.4
Noncontrolling interests	1.6	2.0
Total shareholders’ equity	1,492.0	1,428.4
Total liabilities and shareholders’ equity	$3,670.4	$3,601.7

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended March 31	2017	2016
Operating Activities
Net income	$45.6	$37.3
Less: Loss from discontinued operations	(0.1)	(0.3)
Less: Loss attributable to noncontrolling interests	(0.4)	(0.1)
Income from continuing operations attributable to ITT Inc.	46.1	37.7
Adjustments to income from continuing operations:
Depreciation and amortization	24.8	25.3
Stock-based compensation	3.7	2.9
Asbestos-related costs, net	14.9	12.8
Asbestos-related payments, net	(13.0)	(4.3)
Changes in assets and liabilities:
Change in receivables	(34.7)	(21.0)
Change in inventories	(1.6)	(4.0)
Change in accounts payable	2.5	(14.8)
Change in accrued expenses	(3.5)	(28.8)
Change in accrued and deferred income taxes	(4.6)	3.4
Other, net	(7.5)	(3.5)
Net Cash – Operating activities	27.1	5.7
Investing Activities
Capital expenditures	(36.7)	(21.0)
Acquisitions, net of cash acquired	(113.7)	(0.2)
Purchases of investments	—	(40.0)
Maturities of investments	—	36.3
Other, net	0.3	0.1
Net Cash – Investing activities	(150.1)	(24.8)
Financing Activities
Commercial paper, net borrowings	(1.5)	28.5
Short-term revolving loans, borrowings	—	27.7
Short-term revolving loans, repayments	—	(27.7)
Long-term debt, issued	2.1	—
Long-term debt, repayments	(0.3)	(0.3)
Repurchase of common stock	(2.3)	(6.9)
Proceeds from issuance of common stock	5.9	6.1
Dividends paid	(0.2)	(11.4)
Excess tax benefit from equity compensation activity	—	3.0
Other, net	—	(2.1)
Net Cash – Financing activities	3.7	16.9
Exchange rate effects on cash and cash equivalents	7.9	9.9
Net Cash – Operating activities of discontinued operations	(0.8)	7.5
Net change in cash and cash equivalents	(112.2)	15.2
Cash and cash equivalents – beginning of year	460.7	415.7
Cash and cash equivalents – end of period	$348.5	$430.9
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$1.0	$1.4
Income taxes, net of refunds received	$13.2	$5.0
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended March 31	2017	2016
Common Stock
Common stock, beginning balance	$88.4	$89.5
Activity from stock incentive plans	0.4	0.7
Share repurchases	(0.1)	(0.2)
Common stock, ending balance	88.7	90.0
Retained Earnings
Retained earnings, beginning balance	1,789.2	1,696.7
Cumulative adjustment for accounting change (See Note 2)	0.5	—
Net income attributable to ITT Inc.	46.0	37.4
Dividends declared	(11.4)	(11.2)
Activity from stock incentive plans	10.5	11.4
Share repurchases	(2.2)	(6.7)
Purchase of noncontrolling interest	—	(0.4)
Retained earnings, ending balance	1,832.6	1,727.2
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance	(145.2)	(153.7)
Net change in postretirement benefit plans	1.1	1.1
Postretirement benefit plans, ending balance	(144.1)	(152.6)
Cumulative translation adjustment, beginning balance	(306.0)	(270.1)
Net cumulative translation adjustment	19.2	27.2
Cumulative translation adjustment, ending balance	(286.8)	(242.9)
Unrealized loss on investment securities, beginning balance	—	(0.3)
Unrealized loss on investment securities, ending balance	—	(0.3)
Total accumulated other comprehensive loss	(430.9)	(395.8)
Noncontrolling interests
Noncontrolling interests, beginning balance	2.0	3.3
Loss attributable to noncontrolling interests	(0.4)	(0.1)
Dividend to noncontrolling interest shareholders	—	(1.9)
Purchase of noncontrolling interest	—	0.4
Other	—	(0.2)
Noncontrolling interests, ending balance	1.6	1.5
Total Shareholders' Equity
Total shareholders' equity, beginning balance	1,428.4	1,365.4
Net change in common stock	0.3	0.5
Net change in retained earnings	43.4	30.5
Net change in accumulated other comprehensive loss	20.3	28.3
Net change in noncontrolling interests	(0.4)	(1.8)
Total shareholders' equity, ending balance	$1,492.0	$1,422.9
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of changes in shareholders' equity.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(DOLLARS AND SHARES (EXCEPT PER SHARE AMOUNTS) IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
ITT Inc. is a diversified manufacturer of highly engineered critical components and customized technology solutions for the transportation, industrial, and oil and gas markets. Unless the context otherwise indicates, references herein to "ITT," "the Company," and such words as "we," "us," and "our" include ITT Inc. and its subsidiaries. ITT operates through three segments: Industrial Process, consisting of industrial pumping and complementary equipment; Motion Technologies, consisting of friction and shock and vibration equipment; and Connect & Control Technologies, consisting of electronic connectors, fluid handling, motion control and noise and energy absorption products. Financial information for our segments is presented in Note 3, Segment Information.
Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in ITT's Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report) in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2016 Annual Report.
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
Accounting Pronouncements Recently Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09 to simplify several aspects of the accounting standard for employee share-based payment transactions, including the classification of excess tax benefits and deficiencies and the accounting for employee forfeitures. ITT elected to adopt this guidance as of January 1, 2017 which includes the following:

•
Excess tax benefits and deficiencies will no longer be recognized as a change in additional paid-in-capital in the equity section of the Balance Sheet. Instead they will be recognized on the Statements of Operations as a tax expense or benefit. On the Statement of Cash Flows, excess tax benefits and deficiencies will no longer be classified as a financing activity. Instead they will be classified as an operating activity. These provisions were adopted using a prospective method of transition. During the first quarter of 2017, we recorded an income tax benefit of $1.1 on the Statement of Operations and classified this benefit on the Statement of Cash Flows as an operating activity. The prior year's excess tax benefit of $3.0 was recorded as a change in equity on the Balance Sheet and was classified as a financing activity on the Statement of Cash Flows.
Previously unrecognized tax benefits due to net operating loss carryforwards were recognized during the first quarter of 2017 using a modified retrospective approach, resulting in a cumulative-effect adjustment to increase retained earnings by $2.1 as of January 1, 2017. A corresponding deferred tax asset of $25.6 was partially offset by a valuation allowance of $23.5 as the newly recognized net operating losses are not considered more likely than not realizable.

•
The impact of forfeitures will now be recognized as they occur as opposed to previously estimating future employee forfeitures. We adopted this provision utilizing a modified retrospective approach, resulting in a cumulative-effect adjustment reducing retained earnings by $1.6 as of January 1, 2017.

•
The ASU also provides new guidance to other areas of the standard including minimum statutory tax withholding rules and the calculation of diluted common shares outstanding. The adoption of this provision will be reflected prospectively in the financial statements and did not have a material impact.

Accounting Pronouncements Not Yet Adopted
In March 2017, the FASB issued ASU 2017-07 which amends the Statement of Operations presentation for the components of net periodic benefit cost for entities that sponsor defined benefit pension and other postretirement plans. Under the ASU, entities are now required to disaggregate the service cost component and present it with other current compensation costs for the related employees. All other components of net periodic benefit cost will no longer be classified as an operating expense. In addition, only the service cost component will be eligible for capitalization on the balance sheet. The ASU requires a retrospective transition method to adopt the requirement to present service costs separately from the other components of net periodic benefit cost in the statements of operations and a prospective transition method to adopt the requirement that prohibits capitalization of all components of net periodic benefit cost on the balance sheet except service costs. The ASU is effective for the Company beginning in the first quarter of 2018, at which time we expect to adopt the new standard. We are currently assessing the impact of this amendment on our financial statements.
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
In May 2014, the FASB issued ASU 2014-09 amending the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new guidance will be effective for the Company beginning in its first quarter of 2018. Based on our assessment to date, we have not identified any material changes to the timing of revenue recognition under the new standard. Therefore, at this time, we expect to adopt the new standard using a modified retrospective approach with the cumulative effect recognized as of the date of initial application.

NOTE 3
SEGMENT INFORMATION
In the first quarter of 2017, we combined our former Interconnect Solutions and Control Technologies segments to form Connect & Control Technologies. All prior year segment information has been reclassified based on our current segment structure. The Company's segments are reported on the same basis used by our chief operating decision maker, for evaluating performance and for allocating resources. Our three reportable segments are referred to as: Industrial Process, Motion Technologies, and Connect & Control Technologies.
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
Connect & Control Technologies designs and manufactures harsh-environment connector solutions and critical energy absorption and flow control components for the aerospace and defense, general industrial, medical, and oil and gas markets.
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

	Revenue		Operating Income		Operating Margin
For the Three Months Ended March 31	2017	2016	2017	2016	2017	2016
Industrial Process	$186.1	$208.8	$7.3	$9.0	3.9%	4.3%
Motion Technologies	287.3	257.0	54.9	50.7	19.1%	19.7%
Connect & Control Technologies	153.3	144.3	16.3	12.4	10.6%	8.6%
Total segment results	626.7	610.1	78.5	72.1	12.5%	11.8%
Asbestos-related costs, net	—	—	(14.9)	(12.8)	—	—
Eliminations / Other corporate costs	(0.9)	(1.0)	(8.0)	(8.3)	—	—
Total Eliminations / Corporate and Other costs	(0.9)	(1.0)	(22.9)	(21.1)	—	—
Total	$625.8	$609.1	$55.6	$51.0	8.9%	8.4%

	Total Assets		Capital Expenditures		Depreciation & Amortization
For the Three Months Ended March 31	2017	2016(a)	2017	2016	2017	2016
Industrial Process	$990.6	$998.1	$9.9	$3.5	$6.8	$7.2
Motion Technologies	1,019.4	838.4	22.3	14.2	10.7	10.1
Connect & Control Technologies	688.7	678.4	4.4	3.2	5.6	6.4
Corporate and Other	971.7	1,086.8	0.1	0.1	1.7	1.6
Total	$3,670.4	$3,601.7	$36.7	$21.0	$24.8	$25.3

(a)	Amounts reflect balances as of December 31, 2016.

NOTE 4
RESTRUCTURING ACTIONS
We have initiated various restructuring activities throughout our businesses during the past two years, of which only those noted below are considered to be individually significant. Other less significant restructuring actions taken during 2017 and 2016 included various reduction in workforce initiatives. The table below summarizes the restructuring costs presented within general and administrative expenses in our Consolidated Condensed Statements of Operations for the three months ended March 31, 2017 and 2016.

For the Three Months Ended March 31	2017	2016
Severance costs	$1.1	$5.1
Asset write-offs	—	0.2
Other restructuring costs	1.5	0.2
Total restructuring costs	$2.6	$5.5
By segment:
Industrial Process	$1.3	$3.2
Motion Technologies	0.2	1.4
Connect & Control Technologies	0.5	0.9
Corporate and Other	0.6	—

The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Condensed Balance Sheet within accrued liabilities, for the three months ended March 31, 2017 and 2016.

For the Three Months Ended March 31	2017	2016
Restructuring accruals - beginning balance	$14.6	$20.0
Restructuring costs	2.6	5.5
Cash payments	(5.4)	(6.5)
Asset write-offs	—	(0.2)
Foreign exchange translation and other	1.0	(0.1)
Restructuring accrual - ending balance	$12.8	$18.7
By accrual type:
Severance accrual	$11.2	$18.4
Facility carrying and other costs accrual	1.6	0.3

Industrial Process Restructuring Actions
Beginning in early 2015, we have been executing a series of restructuring actions focused on achieving efficiencies and reducing the overall cost structure of the Industrial Process segment. During the first three months of 2017, we continued to pursue these objectives and we recognized $1.3 of restructuring costs primarily related to the exit of certain office space. Cash payments related to the remaining accrual are expected to be substantially complete in 2018, other than the lease exit costs. However, we will continue to monitor and evaluate the need for any additional restructuring actions.
The following table provides a rollforward of the restructuring accruals associated with the Industrial Process restructuring actions.

For the Three Months Ended March 31	2017	2016
Restructuring accruals - beginning balance	$6.5	$4.9
Restructuring costs	1.3	3.2
Cash payments	(2.3)	(3.3)
Asset write-offs	—	(0.2)
Foreign exchange translation and other	0.5	—
Restructuring accruals - ending balance	$6.0	$4.6

NOTE 5
INCOME TAXES
For the three months ended March 31, 2017 and 2016, the Company recognized income tax expense of $9.1 and $11.7 and had an effective tax rate of 16.6% and 23.7%, respectively. The lower effective tax rate in 2017 is primarily driven by tax benefits on excess stock based compensation due to the adoption of ASU 2016-09 and a tax rate change on Korea deferred tax assets. Refer to Note 2, Recent Accounting Pronouncements, for further information on ASU 2016-09. In addition, the Company continues to benefit from a larger mix of earnings in non-U.S. jurisdictions with favorable tax rates.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, Germany, Hong Kong, Italy, Mexico, South Korea, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $19 due to changes in audit status, expiration of statutes of limitations and other events. In addition, the settlement of any future examinations relating to the 2011 and prior tax years could result in changes in amounts attributable to the Company under its Tax Matters Agreement with Exelis Inc. and Xylem Inc. relating to the Company's 2011 spin-off of those businesses.
NOTE 6
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT for the three months ended March 31, 2017 and 2016.

For the Three Months Ended March 31	2017	2016
Basic weighted average common shares outstanding	88.5	89.6
Add: Dilutive impact of outstanding equity awards	0.7	0.9
Diluted weighted average common shares outstanding	89.2	90.5

The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three months ended March 31, 2017 and 2016 because they were anti-dilutive.

For the Three Months Ended March 31	2017	2016
Anti-dilutive stock options	0.4	0.6
Weighted average exercise price per share	$42.40	$39.74
Year(s) of expiration	2024 - 2025	2024 - 2026

In addition, 0.2 of outstanding PSU awards were excluded from the computation of diluted earnings per share for the three months ended March 31, 2017 and 2016 respectively, as the necessary performance conditions had not yet been satisfied.
NOTE 7
RECEIVABLES, NET

	March 31, 2017	December 31, 2016
Trade accounts receivable	$564.2	$513.5
Notes receivable	3.7	4.2
Other	23.1	21.6
Receivables, gross	591.0	539.3
Less: Allowance for doubtful accounts	(14.1)	(15.4)
Receivables, net	$576.9	$523.9

NOTE 8
INVENTORIES, NET

	March 31, 2017	December 31, 2016
Finished goods	$51.8	$53.0
Work in process	63.2	60.5
Raw materials	171.4	166.0
Inventoried costs related to long-term contracts	43.6	33.5
Total inventory before progress payments	330.0	313.0
Less: Progress payments	(18.5)	(17.8)
Inventories, net	$311.5	$295.2

NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS

	March 31, 2017	December 31, 2016
Asbestos-related assets	$66.0	$66.0
Prepaid income taxes	27.0	7.6
Other	49.0	48.4
Other current assets	$142.0	$122.0
Other employee benefit-related assets	$98.2	$96.5
Environmental-related assets	24.3	33.4
Capitalized software costs	42.0	38.1
Other	21.6	20.4
Other non-current assets	$186.1	$188.4

NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET

	March 31, 2017	December 31, 2016
Land and improvements	$28.6	$28.2
Machinery and equipment	932.7	898.6
Buildings and improvements	239.1	244.6
Furniture, fixtures and office equipment	70.2	68.0
Construction work in progress	77.1	68.5
Other	10.2	5.3
Plant, property and equipment, gross	1,357.9	1,313.2
Less: Accumulated depreciation	(876.4)	(848.7)
Plant, property and equipment, net	$481.5	$464.5

Depreciation expense of $18.3 and $18.1 was recognized in the three months ended March 31, 2017 and 2016, respectively.

NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the three months ended March 31, 2017 by segment.

	Industrial Process	Motion Technologies	Connect & Control Technologies	Total
Goodwill - December 31, 2016	$308.4	$202.3	$264.0	$774.7
Acquired	—	89.0	—	89.0
Foreign exchange translation	2.6	(1.0)	0.4	2.0
Goodwill - March 31, 2017	$311.0	$290.3	$264.4	$865.7

The goodwill acquired during the quarter ended March 31, 2017 relates to our acquisition of Axtone Railway Components (Axtone) and represents the excess of the preliminary purchase price over the net assets acquired, the valuation of which is pending completion. Upon completion of the valuation, the goodwill acquired will be adjusted to reflect the final fair value of the net assets acquired. Refer to Note 18, Acquisitions, for additional information.
Other Intangible Assets, Net
Information regarding our other intangible assets is as follows:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$156.2	$(63.0)	$93.2	$155.8	$(59.3)	$96.5
Proprietary technology	52.7	(17.9)	34.8	52.5	(16.8)	35.7
Patents and other	10.4	(8.5)	1.9	9.0	(7.6)	1.4
Finite-lived intangible total	219.3	(89.4)	129.9	217.3	(83.7)	133.6
Indefinite-lived intangibles	26.8	—	26.8	26.7	—	26.7
Other intangible assets	$246.1	$(89.4)	$156.7	$244.0	$(83.7)	$160.3

Amortization expense related to finite-lived intangible assets was $4.6 and $5.4 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 12
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	March 31, 2017	December 31, 2016
Compensation and other employee-related benefits	$118.9	$120.5
Asbestos-related liabilities	76.3	76.8
Customer-related liabilities	44.3	39.9
Accrued income taxes and other tax-related liabilities	38.8	31.0
Environmental liabilities and other legal matters	26.2	25.1
Accrued warranty costs	18.2	17.4
Other accrued liabilities	36.4	39.5
Accrued liabilities	$359.1	$350.2
Deferred income taxes and other tax-related accruals	$26.2	$24.9
Environmental liabilities	59.1	63.2
Compensation and other employee-related benefits	33.6	33.0
Other	55.2	59.9
Other non-current liabilities	$174.1	$181.0

NOTE 13
DEBT

	March 31, 2017	December 31, 2016
Commercial paper	$112.0	$113.5
Short-term loans	100.0	100.0
Current maturities of long-term debt and capital leases	1.1	0.8
Short-term loans and current maturities of long-term debt	213.1	214.3
Long-term debt and capital leases	4.0	2.0
Total debt and capital leases	$217.1	$216.3

Commercial Paper
Commercial paper outstanding had an associated weighted average interest rate of 1.37% and 1.14% and maturity terms less than one month from the date of issuance as of March 31, 2017 and December 31, 2016, respectively.
Short-term Loans
As of March 31, 2017 and December 31, 2016, outstanding borrowings under our $500 Revolving Credit Agreement, had an associated weighted average interest rate of 2.09% and 1.87%, respectively. Refer to the Liquidity section within "Item 2. Management's Discussion and Analysis," for additional information on the revolving credit facility as well as our overall funding and liquidity strategy.

NOTE 14
POSTRETIREMENT BENEFIT PLANS
The following tables provide the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three months ended March 31, 2017 and 2016.

	2017			2016
For the Three Months Ended March 31	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$1.4	$0.2	$1.6	$1.2	$0.2	$1.4
Interest cost	3.0	1.1	4.1	3.4	1.2	4.6
Expected return on plan assets	(4.6)	(0.1)	(4.7)	(5.0)	(0.2)	(5.2)
Amortization of prior service cost (benefit)	0.2	(1.4)	(1.2)	0.2	(1.6)	(1.4)
Amortization of net actuarial loss	1.7	1.1	2.8	1.9	1.2	3.1
Total net periodic benefit cost	$1.7	$0.9	$2.6	$1.7	$0.8	$2.5
We made contributions to our global postretirement plans of $3.5 and $3.3 during the three months ended March 31, 2017 and 2016, respectively. We expect to make contributions of approximately $8 to $12 during the remainder of 2017, principally related to our other postretirement employee benefit plans.
Amortization from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss was $1.1, net of tax, for the three months ended March 31, 2017 and 2016, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.
NOTE 15
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses. The following table provides the components of LTIP costs for the three months ended March 31, 2017 and 2016.

For the Three Months Ended March 31	2017	2016
Equity based awards	$3.7	$2.9
Liability-based awards	0.5	0.5
Total share-based compensation expense	$4.2	$3.4

At March 31, 2017, there was $29.6 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.3 years. Additionally, unrecognized compensation cost related to liability-based awards was $3.8, which is expected to be recognized ratably over a weighted-average period of 2.3 years.
Year-to-Date 2017 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and vest on the completion of a three-year service period. During the three months ended March 31, 2017, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.3	$41.96
Performance stock units (PSUs)	0.1	$44.89

In each of the three months ended March 31, 2017 and 2016, 0.3 non-qualified stock options were exercised resulting in proceeds of $5.9 and $6.1, respectively. During the three months ended March 31, 2017 and 2016, RSUs of 0.1 and 0.2 vested and were issued, respectively. There were no PSUs that vested on December 31, 2016 because the minimum performance requirements were not met.

NOTE 16
CAPITAL STOCK
On October 27, 2006, a three-year $1 billion share repurchase program was approved by the Board of Directors (Share Repurchase Program). On December 16, 2008, the provisions of the Share Repurchase Program were modified by the Board of Directors to replace the original three-year term with an indefinite term. We did not repurchase any shares of common stock under this program during three months ended March 31, 2017 and 2016. To date, the Company has repurchased 20.4 shares for $829.4 under the Share Repurchase Program.
Separate from the Share Repurchase Program, the Company repurchased 0.1 shares and 0.2 shares for an aggregate price of $2.3 and $6.9, during the three months ended March 31, 2017 and 2016, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs.
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
Asbestos Matters
Subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of March 31, 2017, there were approximately 27 thousand pending claims against ITT subsidiaries, including Goulds Pumps LLC, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

For the Three Months Ended March 31 (in thousands)	2017
Pending claims – Beginning	30
New claims	1
Settlements	(1)
Dismissals	(3)
Pending claims – Ending	27

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

Estimating our exposure to pending asbestos claims and those that may be filed in the future is subject to significant uncertainty and risk as there are multiple variables that can affect the timing, severity, quality, quantity and resolution of claims. Any predictions with respect to the variables impacting the estimate of the asbestos liability and related asset are subject to even greater uncertainty as the projection period lengthens. In light of the variables and uncertainties inherent in the long-term projection of the Company's asbestos exposures, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, which additional costs may be material, we do not believe there is a reasonable basis for estimating those costs at this time.
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
Asbestos-Related Costs, Net
As part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent qualitative and quantitative data available for the key inputs and assumptions, comparing the data to expectations on which the most recent annual liability and asset estimates were calculated. Based on this evaluation, the Company determined that no change in the estimate was warranted for the quarter ended March 31, 2017 other than the incremental accrual to maintain a rolling 10-year forecast period. The net asbestos charge for the three months ended March 31, 2017 and 2016 was $14.9 and $15.4, respectively. Additionally, during the first quarter of 2016, we entered into a settlement agreement with an insurer to settle responsibility for multiple insurance claims, resulting in a benefit of $2.6.
Changes in Financial Position
The Company's estimated asbestos exposure, net of expected recoveries for the resolution of all pending claims and claims estimated to be filed in the next 10 years was $575.6 and $573.7 as of March 31, 2017 and December 31, 2016.The following table provides a rollforward of the estimated asbestos liability and related assets for the three months ended March 31, 2017 and 2016.

	2017			2016
For the Three Months Ended March 31	Liability	Asset	Net	Liability	Asset	Net
Beginning balance	$954.3	$380.6	$573.7	$1,042.8	$412.0	$630.8
Asbestos provision	17.4	2.5	14.9	17.8	2.4	15.4
Insurance settlement agreements	—	—	—	—	2.6	(2.6)
Net cash activity	(28.8)	(15.8)	(13.0)	(15.5)	(11.2)	(4.3)
Ending balance	$942.9	$367.3	$575.6	$1,045.1	$405.8	$639.3
Current portion	$76.3	$66.0		$88.1	$74.5
Noncurrent portion	$866.6	$301.3		$957.0	$331.3

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

The following table provides a rollforward of the estimated environmental liability for the three months ended March 31, 2017 and 2016.

For the Three Months Ended March 31	2017	2016
Environmental liability - beginning balance	$76.6	$82.6
Change in estimates for pre-existing accruals
Continuing operations	(0.7)	0.7
Discontinued operations	—	0.5
Net cash activity	(3.4)	(5.1)
Foreign currency	—	0.1
Environmental liability - ending balance	$72.5	$78.8

During the first quarter of 2017, ITT entered into a settlement agreement with a former subsidiary to settle all claims covered by the environmental Qualified Settlement Fund (QSF) established in the first quarter of 2016. The former subsidiary no longer has rights to the funds in the QSF. The settlement resulted in a reduction to both our environmental-related asset and the corresponding deferred income liability balance of $5.2. The total environmental-related asset as of March 31, 2017 and December 31, 2016 was $24.3 and $33.4, respectively.
We are currently involved with 35 active environmental investigation and remediation sites. At March 31, 2017, we have estimated the potential high-end liability range of environmental-related matters to be $121.0.
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
Other Matters
The Company is responding to a civil subpoena from the Department of Defense, Office of the Inspector General, which was issued in the second quarter of 2015 as part of an investigation being led by the Civil Division of the U.S. Department of Justice. The subpoena and related investigation involve certain products manufactured by the Company’s Connect & Control Technologies segment that are purchased or used by the U.S. government. The Company is cooperating with the government and producing documents responsive to the subpoena. The Company is unable to estimate the timing or outcome of this matter.

NOTE 18
ACQUISITIONS

Axtone Railway Components
On January 26, 2017, we acquired 100% of the privately held stock of Axtone Railway Components (Axtone) for a preliminary purchase price of $113.7, net of cash acquired. The preliminary purchase price is subject to change during the measurement period (up to one year from the acquisition date) as certain customary working capital adjustments are finalized. Axtone, which had 2016 revenue of $72, is a manufacturer of highly engineered and customized energy absorption solutions, including springs, buffers, and coupler components for the railway and industrial markets.
The preliminary purchase price for Axtone was allocated to net tangible assets acquired and liabilities assumed based on their preliminary fair values as of January 26, 2017, with the excess of the preliminary purchase price of $89.0 recorded as goodwill. The primary areas of purchase price allocation that are not yet finalized relate to the valuation of intangible assets acquired, certain tangible assets and liabilities, income tax, and residual goodwill. We expect to obtain the information necessary to finalize the fair value of the net assets and liabilities during the measurement period. Changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period they occur. The goodwill arising from this acquisition, which is not expected to be deductible for income tax purposes, has been assigned to the Motion Technologies segment.
Preliminary Allocation of Purchase Price for Axtone

Cash	$9.4
Receivables	11.5
Inventory	11.7
Plant, property and equipment	14.1
Goodwill	89.0
Other assets	5.3
Accounts payable and accrued liabilities	(12.0)
Postretirement liabilities	(3.8)
Other liabilities	(2.1)
Net assets acquired	$123.1

Pro forma results of operations have not been presented because the acquisition was not deemed material at the acquisition date.
NOTE 19
SUBSEQUENT EVENTS
The Company recently entered into an agreement to sell excess property for a cash purchase price of approximately $41. On April 16, 2017, the purchaser’s due diligence period ended. There are remaining conditions to closing which are anticipated to be finalized in the first half of 2018. At closing, the Company will receive the cash proceeds and is expected to record a gain of approximately $38 to $40.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share amounts, unless otherwise stated)
OVERVIEW
ITT Inc. is a diversified manufacturer of highly engineered critical components and customized technology solutions for the transportation, industrial, and oil and gas markets. Building on our heritage of engineering, we partner with our customers to deliver enduring solutions to the key industries that underpin our modern way of life. We manufacture components that are integral to the operation of systems and manufacturing processes in our key markets. Our products provide enabling functionality for applications where reliability and performance are critically important to our customers and the users of their products.
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
Our product and service offerings are organized into three segments: Industrial Process, Motion Technologies, and Connect & Control Technologies. See Note 3, Segment Information, in this Report for a summary description of each segment. Additional information is also available in our 2016 Annual Report within Part I, Item 1, "Description of Business".
DISCUSSION OF FINANCIAL RESULTS
Three Months Ended March 31

For the Three Months Ended March 31	2017	2016	Change
Revenue	$625.8	$609.1	2.7%
Gross profit	202.3	195.3	3.6%
Gross margin	32.3%	32.1%	20	bp
Operating expenses	146.7	144.3	1.7%
Expense to revenue ratio	23.4%	23.7%	(30	)bp
Operating income	55.6	51.0	9.0%
Operating margin	8.9%	8.4%	50	bp
Interest and non-operating expense (income), net	0.8	1.7	(52.9%)
Income tax expense	9.1	11.7	(22.2%)
Effective tax rate	16.6%	23.7%	(710	)bp
Income from continuing operations attributable to ITT Inc.	46.1	37.7	22.3%
Loss from discontinued operations, net of tax	(0.1)	(0.3)	(66.7%)
Net income attributable to ITT Inc.	46.0	37.4	23.0%
All comparisons included within Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three months ended March 31, 2016, unless stated otherwise.

Executive Summary
During the first quarter of 2017, we continued our focus on optimizing execution across the enterprise while advancing our essential long-term growth plans. We created a new Chief Operating Officer structure, which is driving more robust processes and performance across the company. We also took steps towards aligning the operations and management of our connectors and control technologies businesses to increase focus on the aerospace and industrial markets, optimize operations, leverage shared infrastructure, and drive long-term growth. The result is the creation of a new business segment, Connect & Control Technologies, which is the combination of two previous business segments, Interconnect Solutions and Control Technologies. Our first quarter results reflect benefits from the structural reset at Industrial Process and operational improvements at our connector facilities, as well as from our balanced and diverse portfolio as the impact of difficult markets were mitigated by our continued market share growth and geographic expansion in the transportation end-markets.
In relation to capital deployment, we completed the acquisition of Axtone Railway Group (Axtone), a manufacturer of highly engineered and customized energy absorption solutions for railway and other harsh environment industrial markets. We made further progress on our North American brake pad facility, which is now ahead of the original construction schedule. We have also reached an agreement to sell excess property that is expected to close in the first half of 2018. See Note 19, Subsequent Events, in the Notes to Consolidated Condensed Financial Statements for additional information regarding the sale of this property.
Our first quarter 2017 results include:

•
Revenue of $625.8, reflecting year-over-year growth of $16.7 or 2.7% compared to the prior year, was driven by higher sales volumes in the transportation end-markets from share gains in our automotive brake pad business and strength in aerospace and defense. However, our revenue results for the quarter also reflect the continued softness within the oil & gas market, particularly related to project declines due to weak backlog entering 2017. Organic revenue, which excludes the impacts from foreign exchange, acquisitions, and divestitures, increased 1.9% compared to the prior year.

•
Orders of $670.6 reflect year-over-year growth of $47.1 or 7.6%, sequential growth of 17.0%, and a book to bill ratio of 1.07x with all three segments providing a book to bill of 1.0x or greater. The primary drivers of our order growth during the quarter include our continued share gains in the automotive brake pad market, particularly in Europe and China, as well as strong oil & gas orders that include a significant downstream project win in Africa and improved demand in North America, and incremental orders from our newly acquired Axtone business. Organic orders, which excludes the impacts from foreign exchange, acquisitions, and divestitures, increased 7% compared to the prior year.

•
Operating income of $55.6 reflects a $4.6 or 9.0% increase over the prior year, and a 50 basis point improvement to operating margin, driven by incremental restructuring benefits from our structural reset of the Industrial Process segment, as well as higher sales volumes, lower acquisition-related costs, and productivity savings. These favorable drivers more than offset the impact from unfavorable foreign currency fluctuations, higher strategic investments to support platform award growth at Motion Technologies, and increased material costs. Adjusted segment operating income increased $2.7, or 3.3%.

•
Income from continuing operations was $0.52 per diluted share, reflecting an increase of $0.10 over the prior year. Adjusted income from continuing operations was $0.64 per diluted share, reflecting a $0.05, or 8.5%, increase over the prior year.

As we move through 2017, we expect that continued uncertainty in global oil and currency markets, incremental pricing pressures, rising commodity costs, and uncertainty from new U.S. Administration policies will provide challenges in the coming year, but we will continue to focus our attention on areas that are within our control. We will continue to progress our Lean transformation, and monitor and reduce our cost structure by taking approximately $30 in restructuring and realignment actions in 2017. We also expect to realize significant benefits from our prior restructuring and productivity actions which will help to mitigate much of the uncertainty in our key end markets. In addition, we expect strong performances from our Automotive and Rail businesses to continue into 2017.
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled "Key Performance Indicators and Non-GAAP Measures" for reconciliations between GAAP and non-GAAP metrics.

REVENUE

For the Three Months Ended March 31	2017	2016	Change	Organic Revenue Growth(a)
Industrial Process	$186.1	$208.8	(10.9)%	(10.9)%
Motion Technologies	287.3	257.0	11.8%	9.6%
Connect & Control Technologies	153.3	144.3	6.2%	6.8%
Eliminations	(0.9)	(1.0)	(10.0)%	—
Revenue	$625.8	$609.1	2.7%	1.9%

(a)	See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue.
Industrial Process
Both revenue and organic revenue for the three months ended March 31, 2017 decreased $22.7, or 10.9%, as a 39% decline in project pump revenue due to weak backlog entering the year and slow parts activity, were partially offset by 2% growth in short-cycle baseline pumps and valves growth to general industrial markets and increased service activity to the chemical and general industrial markets.
Orders for the three months ended March 31, 2017 were $221.8, reflecting an increase of $33.0 or 17.5% over the prior year, and a book to bill ratio of 1.19x. Activity for the quarter included a $26 downstream oil and gas order in Africa. Excluding this large project win, orders increased approximately 4% compared to the prior year and sequentially (versus the fourth quarter of 2016) due to growth in aftermarket orders from strong North American service activity, a large oil and gas spares order in Europe, and increased part orders to the mining and general industrial markets. Order results also reflect 2% growth in short-cycle baseline pumps and valves primarily within the oil & gas and general industrial markets. Organic orders for the three months ended March 31, 2017 increased $32.9, or 17.4%.
The level of order and shipment activity related to project pumps can vary significantly from period to period, which may impact year-over-year comparisons. Backlog as of March 31, 2017 was $385, reflecting an increase of $37.8, or 10.9%, from the December 31, 2016 level.
Motion Technologies
Revenue for the three months ended March 31, 2017 increased $30.3, or 11.8%, including incremental revenue of $14.0 from our 2017 acquisition of Axtone and unfavorable foreign currency translation impacts of $8.4, resulting in organic revenue growth of $24.7, or 9.6%. Organic revenue grew 12% from our friction materials business due to continued strength in the automotive OEM sales channel primarily from market and share gains in Europe and China and strength in aftermarket brake pads from an increase in dealer service activity. Wolverine contributed organic revenue growth of 7% driven by share gains in sealing solutions across key geographies. Organic revenue from our KONI business increased 1% as shock absorber strength from car enthusiast and defense markets were offset by North American and China railway market weakness.
Orders for the three months ended March 31, 2017 were $287.2, reflecting an increase of $21.8, or 8.2% over the prior year, and a book to bill ratio of 1.00x. Order results for the quarter include incremental orders of $12.3 from our acquisition of Axtone and unfavorable foreign currency translation impacts of $8.2, resulting in organic order growth of $17.7, or 6.7%. Organic order growth reflects a 12% increase from our friction materials business and an 8% increase from Wolverine business. KONI orders declined approximately 19% due to record prior year defense orders.
Connect & Control Technologies
Revenue for the three months ended March 31, 2017 increased $9.0, or 6.2%, reflecting growth in the general industrial connectors market from increased heavy vehicle activity due to new emissions standards in China, increases in defense market connector and component demand, and 30% sales growth from the oil and gas market stemming from positive market trends, share gains, and new product introductions. Aerospace sales were flat as growth in connector and environmental control system sales were offset by lower commercial aerospace component sales activity due to lower OEM wide-body platform production rates. Organic revenue increased $9.8, or 6.8%, which excludes unfavorable foreign currency translation impacts of $0.8.

Orders for the three months ended March 31, 2017 were $162.4, reflecting a decrease of $8.1, or 4.8% versus the prior year, and a book to bill ratio of 1.06x. The decrease in orders reflects a 13% decline in components due to unfavorable defense and environmental control system product order activity timing, which was partially offset by connector product order growth of approximately 6% due to increase order activity across key end-markets, including 40% order growth in the oil and gas market. Organic orders for the three months ended March 31, 2017 decreased $7.3, or 4.3%, which excludes unfavorable foreign currency translation of $0.8.
The U.S. Defense and Logistics Agency, Land and Maritime (DLA) issued a temporary stop shipment/stop production order to our connectors business which prevents it from producing or shipping certain military specified connectors. The segment’s annual sales for the products affected is approximately $8 to $10. We are cooperating with the DLA’s request for information. However, if these conditions remain unresolved, it could further negatively impact our revenue and results of operations.
GROSS PROFIT
Gross profit for the three months ended March 31, 2017 and 2016 was $202.3 and $195.3, respectively, reflecting a gross margin of 32.3% and 32.1%, respectively, a 20 basis point improvement over the prior year. The increase in gross margin is primarily driven by lower labor costs as a result of restructuring benefits from our structural cost reset at our Industrial Process segment and operational improvements at our Connect & Control Technologies segment. Partially offsetting the increase was unfavorable automotive and aerospace pricing impacts, an unfavorable change in sales mix, and increased direct materials costs due to higher commodity prices impacting our Motion Technologies segment.
OPERATING EXPENSES

For the Three Months Ended March 31	2017	2016	Change
General and administrative expenses	$66.2	$69.0	(4.1)%
Sales and marketing expenses	43.1	43.3	(0.5)%
Research and development expenses	22.5	19.2	17.2%
Asbestos-related costs, net	14.9	12.8	16.4%
Total operating expenses	$146.7	$144.3	1.7%
Total Operating Expenses By Segment:
Industrial Process	$45.8	$54.1	(15.3)%
Motion Technologies	40.8	31.9	27.9%
Connect & Control Technologies	37.2	37.0	0.5%
Corporate & Other	22.9	21.3	7.5%
General and administrative expenses for the three months ended March 31, 2017 decreased $2.8, or 4.1%, reflecting an approximate $6 benefit from lower restructuring charges and current year savings from past restructuring actions, which were partially offset by higher incentive-related compensation costs and incremental costs associated with our recently acquired Axtone business.
Sales and marketing expenses for the three months ended March 31, 2017 decreased $0.2, or 0.5%, as lower selling and commission expenses at Industrial Process were offset by higher costs at Motion Technologies and incremental sales and marketing costs of $0.7, related to our acquisition of Axtone.
Research and development expenses for the three months ended March 31, 2017 increased $3.3, or 17.2%, primarily due to increased product development activities at Motion Technologies.
Asbestos-related costs, net, increased $2.1, or 16.4% during the three months ended March 31, 2017. The increase was primarily driven by a benefit of $2.6 in the prior year for a settlement agreement with an insurer to settle responsibility for multiple insurance claims. See Note 17, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.

OPERATING INCOME

For the Three Months Ended March 31	2017	2016	Change
Industrial Process	$7.3	$9.0	(18.9)%
Motion Technologies	54.9	50.7	8.3%
Connect & Control Technologies	16.3	12.4	31.5%
Segment operating income	78.5	72.1	8.9%
Asbestos-related costs, net	(14.9)	(12.8)	16.4%
Other corporate costs	(8.0)	(8.3)	3.6%
Total corporate and other benefit	(22.9)	(21.1)	(8.5)%
Total operating income	$55.6	$51.0	9.0%
Operating margin:
Industrial Process	3.9%	4.3%	(40	)bp
Motion Technologies	19.1%	19.7%	(60	)bp
Connect & Control Technologies	10.6%	8.6%	200	bp
Segment operating margin	12.5%	11.8%	70	bp
Consolidated operating margin	8.9%	8.4%	50	bp
Industrial Process operating income for the three months ended March 31, 2017 decreased $1.7, or 18.9%. The decline primarily resulted from unfavorable impacts from volume and mix of approximately $10, as well as negative impacts from cost overruns associated with complex pump projects. In addition, unfavorable foreign currency impacted operating income by $1.2 compared to the prior year. Incremental restructuring benefits and improved operational execution on lower volumes partially offset the decline.
Motion Technologies operating income for the three months ended March 31, 2017 increased $4.2, or 8.3%, as benefits from higher sales volumes and savings from productivity and sourcing incentives more than offset the approximately $10 of negative impacts from higher material and labor costs, unfavorable pricing and sales mix impacts, higher strategic investment costs, and an unfavorable impact from foreign currency fluctuations. Our acquisition of Axtone provided a modest incremental increase to operating income during the quarter.
Connect & Control Technologies operating income for the three months ended March 31, 2017 increased $3.9, or 31.5%, as higher sales volume, operational improvements at our North American connector facilities, and incremental restructuring benefits provided operating income growth of approximately $7. These items were partially offset by unfavorable pricing, sales mix, and foreign currency fluctuation impacts.
Other corporate costs for the three months ended March 31, 2017 declined by $0.3, or 3.6% reflecting a favorable comparison to a prior year foreign currency loss of $2.4 and lower environmental costs that were partially offset by certain costs associated primarily with the sale of excess property and higher long-term incentive costs of $1.1.
INTEREST AND NON-OPERATING INCOME AND EXPENSES, NET
During the three months ended March 31, 2017, interest and non-operating expenses, net decreased $0.9 to $0.8. The decrease is principally related to lower average outstanding debt and an increase in interest income of $0.5 related to time deposits.

INCOME TAX EXPENSE
For the three months ended March 31, 2017 and 2016, the Company recognized income tax expense of $9.1 and $11.7 and had an effective tax rate of 16.6% and 23.7%, respectively. The lower effective tax rate in 2017 is primarily driven by tax benefits on excess stock based compensation due to the adoption of ASU 2016-09 and a tax rate change on Korea deferred tax assets. Refer to Note 2, Recent Accounting Pronouncements, for further information on ASU 2016-09. In addition, the Company continues to benefit from a larger mix of earnings in non-U.S. jurisdictions with favorable tax rates.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, Germany, Hong Kong, Italy, Mexico, South Korea, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $19 due to changes in audit status, expiration of statutes of limitations and other events. In addition, the settlement of any future examinations relating to the 2011 and prior tax years could result in changes in amounts attributable to the Company under its Tax Matters Agreement with Exelis Inc. and Xylem Inc. relating to the Company's 2011 spin-off of those businesses.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We have transferred, and plan to continue to, transfer cash between certain international subsidiaries and the U.S. and between other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the U.S. consistent with our overall intention to support growth and expand in markets outside the U.S. through the development of products, increased non-U.S. capital spending and potentially the acquisition of foreign businesses. However, we have determined that certain undistributed foreign earnings generated in Luxembourg, Japan, Hong Kong, and South Korea should not be considered permanently reinvested outside of the U.S. There were no cash distributions from foreign countries for the three months ended March 31, 2017. Cash distributions from foreign countries amounted to $100.0 for the year ended December 31, 2016. The timing and amount of additional future distributions, if any, remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2017, we declared a dividend of $0.128 per share for shareholders of record on March 13, 2017, which was paid on April 3, 2017. The dividend declared in the first quarter of 2017 is a 3.2% increase from the prior year.
During the three months ended March 31, 2017 and 2016, there were no shares of common stock repurchased under our $1 billion share repurchase program. To date, under the program, the Company has repurchased 20.4 shares for $829.4.

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
Commercial Paper
We access the commercial paper market to supplement the cash flows generated internally and to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. As of March 31, 2017, we had an outstanding commercial paper balance of $112.0. The average outstanding commercial paper balance during the three months ended March 31, 2017 was $117.1. There have been no material changes that have impacted our funding and liquidity capabilities since December 31, 2016.
Credit Facilities
Our revolving $500 credit agreement (the Revolving Credit Agreement) provides for increases of up to $200 for a possible maximum total of $700 in aggregate principal amount, at the request of the Company and with the consent of the institutions providing such increased commitments. The Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The provisions of the Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined, of at least 3.0 and a leverage ratio, as defined, of not more than 3.0. At March 31, 2017, we had $100.0 outstanding under the Revolving Credit Agreement. As of March 31, 2017, our interest coverage ratio and leverage ratio were within the prescribed thresholds. In the event of certain ratings downgrades of the Company, to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the credit facility. The Revolving Credit Agreement matures in November 2021.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations, for the three months ended March 31, 2017 and 2016.

For the Three Months Ended March 31	2017	2016
Operating activities	$27.1	$5.7
Investing activities	(150.1)	(24.8)
Financing activities	3.7	16.9
Foreign exchange	7.9	9.9
Total net cash flow from continuing operations	(111.4)	7.7
Net cash from discontinued operations	(0.8)	7.5
Net change in cash and cash equivalents	$(112.2)	$15.2
Net cash provided by operating activities was $27.1 for the three months ended March 31, 2017 compared to $5.7 for the three months ended March 31, 2016. The change in net cash provided by operating activities primarily reflects higher incentive compensation payments in the prior year as well as favorable changes in working capital, primarily accounts payable principally related to timing of payments. This was partially offset by higher asbestos payments of $8.7 and higher tax payments of $8.2.
Net cash used by investing activities was $150.1 for the three months ended March 31, 2017, compared to a $24.8 net use of cash during the same prior year period. The year-over-year increase reflects the purchase of Axtone for $113.7 (net of cash acquired), as well as higher capital expenditures which increased $15.7 primarily due to capacity expansion projects in support of global automotive friction growth.
Net cash provided by financing activities was $3.7 reflecting a decrease of $13.2 for the three months ended March 31, 2017 primarily due to a decrease in net borrowings of $27.9. This was partially offset by lower dividend payments which declined by $11.2 due to the timing of our quarterly dividend payment.

Net cash used by discontinued operations was $0.8 for the three months ended March 31, 2017 compared to net cash provided by discontinued operation for the three months ended March 31, 2016 of $7.5. The change of $8.3 is primarily driven by a cash payment in the prior year from Xylem Inc. related to the Tax Matters Agreement.
Asbestos
Based on the estimated undiscounted asbestos liability as of March 31, 2017 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 39% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers and our expectation that certain insurance policies will exhaust within the next 10 years. In the 10th year of our estimate, our insurance recoveries are currently projected to be approximately 15%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at March 31, 2017.
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
Although asbestos cash outflows can vary significantly from year to year, our current net cash outflows, net of tax benefits, are projected to average $15 to $25 over the next five years, as compared to an average of $13 over the past three years, and increase to an average of approximately $30 to $40 per year over the remainder of the projection period.
In light of the variables and uncertainties inherent in the long-term projection of the Company's asbestos exposures and potential recoveries, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe that there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims for years beyond the next 10 years at this time. Accordingly, no liability or related asset has been recorded for any costs that may be incurred for claims asserted subsequent to 2027.
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

KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews a variety of key performance indicators including revenue, segment operating income and margins, earnings per share, order growth, and backlog, some of which are non-GAAP. In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions, dividends, and share repurchases. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

■
"organic revenue" and "organic orders" are defined as revenue and orders, excluding the impacts of foreign currency fluctuations, acquisitions, and divestitures. Divestitures include sales of portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Management believes that reporting organic revenue and organic orders provides useful information to investors by helping identify underlying trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. Reconciliations of organic revenue for the three months ended March 31, 2017 are provided below.

Three Months Ended March 31	Industrial Process	Motion Technologies	Connect & Control Technologies	Eliminations	Total ITT
2017 Revenue	$186.1	$287.3	$153.3	$(0.9)	$625.8
(Acquisitions)/divestitures, net	—	(14.0)	—	—	(14.0)
Foreign currency translation	—	8.4	0.8	(0.1)	9.1
2017 Organic revenue	$186.1	$281.7	$154.1	$(1.0)	$620.9

2016 Revenue	$208.8	$257.0	$144.3	$(1.0)	$609.1
Organic (decline) growth	(10.9)%	9.6%	6.8%		1.9%
Reconciliations of organic orders for the three months ended March 31, 2017 are provided below:

Three Months Ended March 31	Industrial Process	Motion Technologies	Connect & Control Technologies	Eliminations	Total ITT
2017 Orders	$221.8	$287.2	$162.4	$(0.8)	$670.6
(Acquisitions)/divestitures, net	—	(12.3)	—	—	(12.3)
Foreign currency translation	(0.1)	8.2	0.8	—	8.9
2017 Organic orders	$221.7	$283.1	$163.2	$(0.8)	$667.2

2016 Orders	$188.8	$265.4	$170.5	$(1.2)	$623.5
Organic growth (decline)	17.4%	6.7%	(4.3)%		7.0%

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

Reconciliations of segment operating income to adjusted segment operating income for the three months ended March 31, 2017 and 2016 are provided below.

Three Months Ended March 31, 2017	Industrial Process	Motion Technologies	Connect & Control Technologies	Total Segment
Segment operating income	$7.3	$54.9	$16.3	$78.5
Restructuring costs	1.3	0.2	0.5	2.0
Acquisition-related expenses	—	0.7	—	0.7
Realignment costs and other(a)	1.4	—	1.1	2.5
Adjusted segment operating income	$10.0	$55.8	$17.9	$83.7

Three Months Ended March 31, 2016	Industrial Process	Motion Technologies	Connect & Control Technologies	Total Segment
Segment operating income	$9.0	$50.7	$12.4	$72.1
Restructuring costs	3.2	1.4	0.9	5.5
Acquisition-related expenses	—	1.0	1.4	2.4
Realignment costs and other(a)	—	—	1.0	1.0
Adjusted segment operating income	$12.2	$53.1	$15.7	$81.0

(a)
Primarily reflects realignment costs associated with an action to move certain production lines in our Connect & Control Technologies segment in 2017 and 2016; and 2017 costs associated with management reorganization at our Industrial Process segment.

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

For the Three Months Ended March 31	2017	2016
Income from continuing operations attributable to ITT Inc.	$46.1	$37.7
Net asbestos-related costs, net of tax benefit of $5.5 and $4.7, respectively	9.4	8.1
Restructuring costs, net of tax benefit of $0.9 and $1.4, respectively	1.7	4.1
Tax-related special items(a)	(3.1)	1.3
Realignment costs, net of tax benefit of $1.7 and $0.7, respectively(b)	2.9	0.2
Acquisition-related costs, net of tax benefit of $0.3 and $0.5, respectively	0.4	1.9
Adjusted income from continuing operations attributable to ITT Inc.	$57.4	$53.3
Income from continuing operations attributable to ITT Inc. per diluted share	$0.52	$0.42
Adjusted income from continuing operations attributable to ITT Inc. per diluted share	$0.64	$0.59

(a)
Tax-related special items for the three months ended March 31, 2017 primarily relate to a tax rate change in a foreign jurisdiction, tax benefits on excess stock based compensation, and distribution of foreign earnings. Tax-related special items for the three months ended March 31, 2016 primarily related to distributions of foreign earnings.

(b)
Realignment costs include certain costs associated with the sale of excess property in 2017 and costs associated with an action to move certain production lines in our Connect & Control Technologies segment in both 2017 and 2016.

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

For the Three Months Ended March 31	2017	2016
Net cash provided by operating activities	$27.1	$5.7
Capital expenditures	(36.7)	(21.0)
Restructuring cash payments	5.4	6.5
Net asbestos cash flows	13.0	4.3
Other cash payments(a)	4.5	—
Adjusted free cash flow	$13.3	$(4.5)

(a)	Other cash payments during 2017 primarily relate to costs associated with the pending sale of excess property.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of ITT's financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the Consolidated Condensed Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Annual Report describes the critical accounting estimates that are used in the preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes concerning ITT's critical accounting estimates as described in our 2016 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2016 Annual Report.

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
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues and commercial or contractual disputes and acquisitions or divestitures. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 17, Commitments and Contingencies to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Report and are incorporated by reference herein. Such descriptions include the following recent developments:
Asbestos Proceedings
Subsidiaries of ITT, ITT LLC and Goulds Pumps LLC, are joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain of their products sold prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. Frequently, the plaintiffs are unable to identify any ITT LLC or Goulds Pumps LLC products as a source of asbestos exposure. In addition, a large majority of claims pending against the Company subsidiaries have been placed on inactive dockets because the plaintiff cannot demonstrate a significant compensable loss. Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the Company's subsidiaries.
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to the variables and uncertainties inherent in the long-term projection of the Company's asbestos exposures and potential recoveries. As of March 31, 2017, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $942.9, including expected legal fees, and an associated asset of $367.3 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $575.6.
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
Other Matters
The Company is responding to a civil subpoena from the Department of Defense, Office of the Inspector General, which was issued in the second quarter of 2015 as part of an investigation being led by the Civil Division of the U.S. Department of Justice. The subpoena and related investigation involve certain products manufactured by the Company’s Connect & Control Technologies segment that are purchased or used by the U.S. government. The Company is cooperating with the government and producing documents responsive to the subpoena. The Company is unable to estimate the timing or outcome of this matter.

ITEM 1A.	RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, "Risk Factors," of our 2016 Annual Report, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer and affiliated purchasers

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
1/1/2017 - 1/31/2017	—	—	—	$170.6
2/1/2017 - 2/28/2017	—	—	—	$170.6
3/1/2017 - 3/31/2017	0.1	$41.05	—	$170.6

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, our Board of Directors approved a three-year $1 billion Share Repurchase Program. On December 16, 2008, our Board of Directors modified the provisions of the Share Repurchase Program to replace the original three-year term with an indefinite term. As of March 31, 2017, we had repurchased 20.4 shares for $829.4, including commissions, under the Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control. As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of Euros 1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through March 31, 2017, however, Bornemann did pay fees in 2016 of approximately Euros 11 thousand to the German financial institution which is maintaining the Bond.

ITEM 6.	EXHIBITS
(a) See the Exhibit Index for a list of exhibits filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/S/ STEVEN C. GIULIANO
Steven C. Giuliano
Vice President and Chief Accounting Officer
(Principal accounting officer)
May 8, 2017

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(10.1)*	Form of 2017 Performance Unit Award Agreement	Filed herewith.

(10.2)*	Form of 2017 Restricted Stock Unit Agreement	Filed herewith.

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders' Equity, and (vi) Notes to Consolidated Condensed Financial Statements
Submitted electronically with this report.

* Management compensatory plan