Form 10-Q
period 2017-06-30
ITT Inc.
filed 2017-08-04
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of August 2, 2017, there were outstanding 88.0 million shares of common stock ($1 par value per share) of the registrant.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months		Six Months
For the Periods Ended June 30	2017	2016	2017	2016
Revenue	$630.9	$626.2	$1,256.7	$1,235.3
Costs of revenue	426.5	420.6	850.0	834.4
Gross profit	204.4	205.6	406.7	400.9
General and administrative expenses	65.3	74.0	131.5	143.0
Sales and marketing expenses	43.9	46.0	87.0	89.3
Research and development expenses	22.6	21.1	45.1	40.3
Asbestos-related costs, net	14.9	15.0	29.8	27.8
Operating income	57.7	49.5	113.3	100.5
Interest and non-operating (income) expenses, net	(0.9)	(0.5)	(0.1)	1.2
Income from continuing operations before income tax expense	58.6	50.0	113.4	99.3
Income tax expense	10.6	17.5	19.7	29.2
Income from continuing operations	48.0	32.5	93.7	70.1
(Loss) Income from discontinued operations, including tax benefit (expense) of $0.1, $(0.1), $0.2 and $0.2, respectively	(0.1)	0.5	(0.2)	0.2
Net income	47.9	33.0	93.5	70.3
Less: Income (loss) attributable to noncontrolling interests	0.1	0.2	(0.3)	0.1
Net income attributable to ITT Inc.	$47.8	$32.8	$93.8	$70.2
Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$47.9	$32.3	$94.0	$70.0
(Loss) income from discontinued operations, net of tax	(0.1)	0.5	(0.2)	0.2
Net income attributable to ITT Inc.	$47.8	$32.8	$93.8	$70.2
Earnings per share attributable to ITT Inc.:
Basic:
Continuing operations	$0.54	$0.36	$1.06	$0.78
Discontinued operations	—	—	—	—
Net income	$0.54	$0.36	$1.06	$0.78
Diluted:
Continuing operations	$0.54	$0.36	$1.05	$0.78
Discontinued operations	—	—	—	—
Net income	$0.54	$0.36	$1.05	$0.78
Weighted average common shares – basic	88.5	89.8	88.4	89.7
Weighted average common shares – diluted	89.0	90.4	89.1	90.4
Cash dividends declared per common share	$0.128	$0.124	$0.256	$0.248
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of operations.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months		Six Months
For the Periods Ended June 30	2017	2016	2017	2016
Net income	$47.9	$33.0	$93.5	$70.3
Other comprehensive income (loss):
Net foreign currency translation adjustment	42.5	(14.4)	61.7	12.8
Net change in postretirement benefit plans, net of tax impacts of $0.4, $0.4, $0.9 and $1.0, respectively	1.2	1.2	2.3	2.3
Other comprehensive income (loss)	43.7	(13.2)	64.0	15.1
Comprehensive income	91.6	19.8	157.5	85.4
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.1	0.2	(0.3)	0.1
Comprehensive income attributable to ITT Inc.	$91.5	$19.6	$157.8	$85.3
Disclosure of reclassification adjustments to postretirement benefit plans (see Note 14)
Amortization of prior service benefit, net of tax expense of $(0.5), $(0.5), $(1.0) and $(1.0), respectively	$(0.7)	$(0.9)	$(1.4)	$(1.8)
Amortization of net actuarial loss, net of tax benefits of $0.9,$0.9, $1.9 and $2.0, respectively	1.9	2.1	3.7	4.1
Net change in postretirement benefit plans, net of tax	$1.2	$1.2	$2.3	$2.3
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$355.3	$460.7
Receivables, net	591.1	523.9
Inventories, net	314.9	295.2
Other current assets	142.9	122.0
Total current assets	1,404.2	1,401.8
Plant, property and equipment, net	491.2	464.5
Goodwill	883.9	774.7
Other intangible assets, net	153.5	160.3
Asbestos-related assets	303.8	314.6
Deferred income taxes	300.9	297.4
Other non-current assets	193.1	188.4
Total non-current assets	2,326.4	2,199.9
Total assets	$3,730.6	$3,601.7
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term loans and current maturities of long-term debt	$204.1	$214.3
Accounts payable	315.2	301.7
Accrued liabilities	373.6	350.2
Total current liabilities	892.9	866.2
Asbestos-related liabilities	866.0	877.5
Postretirement benefits	255.1	248.6
Other non-current liabilities	170.6	181.0
Total non-current liabilities	1,291.7	1,307.1
Total liabilities	2,184.6	2,173.3
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and Outstanding – 88.0 shares and 88.4 shares, respectively	88.0	88.4
Retained earnings	1,843.6	1,789.2
Total accumulated other comprehensive loss	(387.2)	(451.2)
Total ITT Inc. shareholders' equity	1,544.4	1,426.4
Noncontrolling interests	1.6	2.0
Total shareholders’ equity	1,546.0	1,428.4
Total liabilities and shareholders’ equity	$3,730.6	$3,601.7
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Six Months Ended June 30	2017	2016
Operating Activities
Net income	$93.5	$70.3
Less: (Loss) income from discontinued operations	(0.2)	0.2
Less: (Loss) income attributable to noncontrolling interests	(0.3)	0.1
Income from continuing operations attributable to ITT Inc.	94.0	70.0
Adjustments to income from continuing operations:
Depreciation and amortization	50.4	51.1
Stock-based compensation	7.3	5.9
Asbestos-related costs, net	29.8	27.8
Asbestos-related payments, net	(30.7)	(11.5)
Changes in assets and liabilities:
Change in receivables	(35.6)	(45.6)
Change in inventories	2.3	(3.7)
Change in accounts payable	(7.8)	(4.3)
Change in accrued expenses	(3.3)	(28.1)
Change in accrued and deferred income taxes	(3.1)	9.7
Other, net	(10.6)	0.3
Net Cash – Operating activities	92.7	71.6
Investing Activities
Capital expenditures	(53.3)	(46.1)
Acquisitions, net of cash acquired	(113.7)	(0.2)
Purchases of investments	—	(60.6)
Maturities of investments	—	108.7
Proceeds from sale of businesses and other assets	2.4	1.2
Other, net	0.1	0.2
Net Cash – Investing activities	(164.5)	3.2
Financing Activities
Commercial paper, net borrowings	9.4	23.5
Short-term revolving loans, borrowings	77.3	27.7
Short-term revolving loans, repayments	(100.0)	(78.3)
Long-term debt, issued	3.9	—
Long-term debt, repayments	(0.7)	(0.6)
Repurchase of common stock	(32.8)	(27.5)
Proceeds from issuance of common stock	6.5	8.8
Dividends paid	(11.6)	(22.5)
Excess tax benefit from equity compensation activity	—	3.4
Other, net	0.1	(2.3)
Net Cash – Financing activities	(47.9)	(67.8)
Exchange rate effects on cash and cash equivalents	15.2	4.0
Net Cash – Operating activities of discontinued operations	(0.9)	6.6
Net change in cash and cash equivalents	(105.4)	17.6
Cash and cash equivalents – beginning of year	460.7	415.7
Cash and cash equivalents – end of period	$355.3	$433.3
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$2.1	$2.4
Income taxes, net of refunds received	$21.9	$15.2
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN MILLIONS)

	Three Months		Six Months
For the Periods Ended June 30	2017	2016	2017	2016
Common Stock
Common stock, beginning balance	$88.7	$90.0	$88.4	$89.5
Activity from stock incentive plans	0.1	0.2	0.5	0.9
Share repurchases	(0.8)	(0.6)	(0.9)	(0.8)
Common stock, ending balance	88.0	89.6	88.0	89.6
Retained Earnings
Retained earnings, beginning balance	1,832.6	1,727.2	1,789.2	1,696.7
Cumulative adjustment for accounting change (See Note 2)	—	—	0.5	—
Net income attributable to ITT Inc.	47.8	32.8	93.8	70.2
Dividends declared	(11.4)	(11.3)	(22.8)	(22.4)
Activity from stock incentive plans	4.3	5.9	14.8	17.2
Share repurchases	(29.7)	(20.0)	(31.9)	(26.7)
Purchase of noncontrolling interest	—	—	—	(0.4)
Retained earnings, ending balance	1,843.6	1,734.6	1,843.6	1,734.6
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance	(144.1)	(152.6)	(145.2)	(153.7)
Net change in postretirement benefit plans	1.2	1.2	2.3	2.3
Postretirement benefit plans, ending balance	(142.9)	(151.4)	(142.9)	(151.4)
Cumulative translation adjustment, beginning balance	(286.8)	(242.9)	(306.0)	(270.1)
Net cumulative translation adjustment	42.5	(14.4)	61.7	12.8
Cumulative translation adjustment, ending balance	(244.3)	(257.3)	(244.3)	(257.3)
Unrealized loss on investment securities, beginning balance	—	(0.3)	—	(0.3)
Unrealized loss on investment securities, ending balance	—	(0.3)	—	(0.3)
Total accumulated other comprehensive loss	(387.2)	(409.0)	(387.2)	(409.0)
Noncontrolling interests
Noncontrolling interests, beginning balance	1.6	1.5	2.0	3.3
Income (loss) attributable to noncontrolling interests	0.1	0.2	(0.3)	0.1
Dividend to noncontrolling interest shareholders	—	—	—	(1.9)
Other	(0.1)	(0.1)	(0.1)	0.1
Noncontrolling interests, ending balance	1.6	1.6	1.6	1.6
Total Shareholders' Equity
Total shareholders' equity, beginning balance	1,492.0	1,422.9	1,428.4	1,365.4
Net change in common stock	(0.7)	(0.4)	(0.4)	0.1
Net change in retained earnings	11.0	7.4	54.4	37.9
Net change in accumulated other comprehensive loss	43.7	(13.2)	64.0	15.1
Net change in noncontrolling interests	—	0.1	(0.4)	(1.7)
Total shareholders' equity, ending balance	$1,546.0	$1,416.8	$1,546.0	$1,416.8
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
Accounting Pronouncements Recently Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09 to simplify several aspects of the accounting standard for employee share-based payment transactions, including the classification of excess tax benefits and deficiencies and the accounting for employee forfeitures. ITT elected to adopt this guidance as of January 1, 2017 which includes the following:

•
Excess tax benefits and deficiencies will no longer be recognized as a change in additional paid-in-capital in the equity section of the Balance Sheet. Instead they will be recognized on the Statements of Operations as a tax expense or benefit. On the Statement of Cash Flows, excess tax benefits and deficiencies will no longer be classified as a financing activity. Instead they will be classified as an operating activity. These provisions were adopted using a prospective method of transition. During the three and six months ended June 30, 2017, we recorded an income tax benefit of $0.1 and $1.2, respectively, on the Statement of Operations and classified this benefit on the Statement of Cash Flows as an operating activity. The prior year's excess tax benefit of $3.4 was recorded as a change in equity on the Balance Sheet and was classified as a financing activity on the Statement of Cash Flows.
Previously unrecognized tax benefits due to net operating loss carryforwards were recognized during the first quarter of 2017 using a modified retrospective approach, resulting in a cumulative-effect adjustment to increase retained earnings by $2.1 as of January 1, 2017. In addition, a corresponding deferred tax asset of $25.6 was partially offset by a valuation allowance of $23.5 during the first quarter of 2017 as the newly recognized net operating losses were not considered more likely than not realizable.

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

Accounting Pronouncements Not Yet Adopted
In March 2017, the FASB issued ASU 2017-07 which amends the Statement of Operations presentation for the components of net periodic benefit cost for entities that sponsor defined benefit pension and other postretirement plans. Under the ASU, entities are now required to disaggregate the service cost component and present it with other current compensation costs for the related employees. All other components of net periodic benefit cost will no longer be classified as an operating expense. In addition, only the service cost component will be eligible for capitalization on the balance sheet. The ASU requires a retrospective transition method to adopt the requirement to present service costs separately from the other components of net periodic benefit cost in the statements of operations and a prospective transition method to adopt the requirement that prohibits capitalization of all components of net periodic benefit cost on the balance sheet except service costs. The ASU is effective for the Company beginning in the first quarter of 2018, at which time we expect to adopt the new standard. We have yet to finalize the evaluation of the potential impact of this ASU on our financial statements; however we do not expect these changes to have a material impact.
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
In May 2014, the FASB issued ASU 2014-09 amending the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. We are still finalizing our assessment of the impact of the new standard, but we do not currently expect it to have a material impact on our consolidated financial statements. Based on the evaluation of our current contracts and revenue streams, most will be recorded consistently under both the current and new standard. However, the timing of revenue recognition of certain design and build contracts, currently recognized using the percentage of completion method, will be dependent on contract terms and therefore may vary. Additionally, certain advance payments that are currently presented as a reduction of inventory will be presented as a contract liability under the new guidance. The new guidance will be effective for the Company beginning in its first quarter of 2018. At this time, we expect to adopt the new standard using a modified retrospective approach with the cumulative effect recognized as of the date of initial application.
NOTE 3
SEGMENT INFORMATION
During the first quarter of 2017, we combined our former Interconnect Solutions and Control Technologies segments to form Connect & Control Technologies. All prior year segment information has been reclassified based on our current segment structure. The Company's segments are reported on the same basis used by our chief operating decision maker, for evaluating performance and for allocating resources. Our three reportable segments are referred to as: Industrial Process, Motion Technologies, and Connect & Control Technologies.
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
Connect & Control Technologies manufactures harsh-environment connector solutions and critical energy absorption and flow control components for the aerospace and defense, general industrial, medical, and oil and gas markets.
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

	Revenue		Operating Income		Operating Margin
For the Three Months Ended June 30	2017	2016	2017	2016	2017	2016
Industrial Process	$192.3	$214.2	$14.8	$6.3	7.7%	2.9%
Motion Technologies	290.1	259.6	52.1	48.9	18.0%	18.8%
Connect & Control Technologies	149.6	153.5	13.7	16.8	9.2%	10.9%
Total segment results	632.0	627.3	80.6	72.0	12.8%	11.5%
Asbestos-related costs, net	—	—	(14.9)	(15.0)	—	—
Eliminations / Other corporate costs	(1.1)	(1.1)	(8.0)	(7.5)	—	—
Total Eliminations / Corporate and Other costs	(1.1)	(1.1)	(22.9)	(22.5)	—	—
Total	$630.9	$626.2	$57.7	$49.5	9.1%	7.9%

	Revenue		Operating Income		Operating Margin
For the Six Months Ended June 30	2017	2016	2017	2016	2017	2016
Industrial Process	$378.4	$423.0	$22.1	$15.3	5.8%	3.6%
Motion Technologies	577.4	516.6	107.0	99.6	18.5%	19.3%
Connect & Control Technologies	302.9	297.8	30.0	29.2	9.9%	9.8%
Total segment results	1,258.7	1,237.4	159.1	144.1	12.7%	11.7%
Asbestos-related costs, net	—	—	(29.8)	(27.8)	—	—
Eliminations / Other corporate costs	(2.0)	(2.1)	(16.0)	(15.8)	—	—
Total Eliminations / Corporate and Other costs	(2.0)	(2.1)	(45.8)	(43.6)	—	—
Total	$1,256.7	$1,235.3	$113.3	$100.5	9.0%	8.1%

	Total Assets		Capital Expenditures		Depreciation & Amortization
For the Six Months Ended June 30	2017	2016(a)	2017	2016	2017	2016
Industrial Process	$994.8	$998.1	$12.4	$11.2	$13.5	$14.3
Motion Technologies	1,073.7	838.4	34.3	29.3	22.0	21.2
Connect & Control Technologies	698.7	678.4	6.5	5.4	11.7	12.4
Corporate and Other	963.4	1,086.8	0.1	0.2	3.2	3.2
Total	$3,730.6	$3,601.7	$53.3	$46.1	$50.4	$51.1

(a)	Amounts reflect balances as of December 31, 2016.
NOTE 4
RESTRUCTURING ACTIONS
The table below summarizes the restructuring costs presented within general and administrative expenses in our Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2017 and 2016.

	Three Months		Six Months
For the Periods Ended June 30	2017	2016	2017	2016
Severance costs	$1.6	$13.8	$2.7	$18.9
Asset write-offs	—	—	—	0.2
Other restructuring costs	0.1	0.5	1.6	0.7
Total restructuring costs	$1.7	$14.3	$4.3	$19.8
By segment:
Industrial Process	$0.4	$13.8	$1.7	$17.0
Motion Technologies	0.6	—	0.8	1.4
Connect & Control Technologies	0.7	—	1.2	0.9
Corporate and Other	—	0.5	0.6	0.5
The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Condensed Balance Sheet within accrued liabilities, for the six months ended June 30, 2017 and 2016.

For the Periods Ended June 30	2017	2016
Restructuring accruals - beginning balance	$14.6	$20.0
Restructuring costs	4.3	19.8
Cash payments	(8.9)	(15.5)
Asset write-offs	—	(0.2)
Foreign exchange translation and other	1.4	0.1
Restructuring accrual - ending balance	$11.4	$24.2
By accrual type:
Severance accrual	$9.6	$23.9
Facility carrying and other costs accrual	1.8	0.3

We have initiated various restructuring activities throughout our businesses during the past two years, of which only those noted below are considered to be individually significant. Other less significant restructuring actions taken during 2017 and 2016 included various reduction in workforce initiatives.

Industrial Process Restructuring Actions
Beginning in early 2015, we have been executing a series of restructuring actions focused on achieving efficiencies and reducing the overall cost structure of the Industrial Process segment in an effort to align with the declining oil and gas market conditions experienced over the past two years. During the first six months of 2017, we continued to pursue these objectives and we recognized $1.7 of restructuring costs primarily related to the exit of certain office space. Cash payments related to the remaining accrual are expected to be substantially complete in 2018. However, we will continue to monitor and evaluate the need for any additional restructuring actions.
The following table provides a rollforward of the restructuring accruals associated with the Industrial Process restructuring actions.

For the Six Months Ended June 30	2017	2016
Restructuring accruals - beginning balance	$6.5	$4.9
Restructuring costs	1.7	17.0
Cash payments	(3.5)	(8.0)
Asset write-offs	—	(0.2)
Foreign exchange translation and other	(0.8)	0.3
Restructuring accruals - ending balance	$3.9	$14.0
NOTE 5
INCOME TAXES
For the three months ended June 30, 2017 and 2016, the Company recognized income tax expense of $10.6 and $17.5 and had an effective tax rate of 18.1% and 35.0%, respectively. For the six months ended June 30, 2017 and 2016, the Company recognized income tax expense of $19.7 and $29.2 and had an effective tax rate of 17.4% and 29.4%, respectively. The lower effective tax rate in 2017 is primarily due to a change in valuation allowance, excess share-based compensation deduction due to the adoption of ASU 2016-09, and a tax rate change on Korea deferred tax assets. Refer to Note 2, Recent Accounting Pronouncements, for further information on ASU 2016-09. In addition, the Company continues to benefit from a larger mix of earnings in non-U.S. jurisdictions with favorable tax rates.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, Germany, Hong Kong, Italy, Mexico, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $17 due to changes in audit status, expiration of statutes of limitations and other events. In addition, the settlement of any future examinations relating to the 2011 and prior tax years could result in changes in amounts attributable to the Company under its Tax Matters Agreement with Exelis Inc. and Xylem Inc. relating to the Company's 2011 spin-off of those businesses.

NOTE 6
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT for the three and six months ended June 30, 2017 and 2016.

	Three Months		Six Months
For the Periods Ended June 30	2017	2016	2017	2016
Basic weighted average common shares outstanding	88.5	89.8	88.4	89.7
Add: Dilutive impact of outstanding equity awards	0.5	0.6	0.7	0.7
Diluted weighted average common shares outstanding	89.0	90.4	89.1	90.4
The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2017 and 2016 because they were anti-dilutive.

	Three Months		Six Months
For the Periods Ended June 30	2017	2016	2017	2016
Anti-dilutive stock options	0.4	0.8	0.4	0.7
Weighted average exercise price per share	$42.30	$38.02	$42.41	$38.74
Year(s) of expiration	2024 - 2025	2024 - 2026	2024 - 2025	2024 - 2026
In addition, 0.3 of outstanding PSU awards were excluded from the computation of diluted earnings per share for both the three and six months ended June 30, 2017, and 0.2 outstanding PSU awards were excluded for both the three and six months ended June 30, 2016, as the necessary performance conditions had not yet been satisfied.
NOTE 7
RECEIVABLES, NET

	June 30, 2017	December 31, 2016
Trade accounts receivable	$581.2	$513.5
Notes receivable	3.8	4.2
Other	20.5	21.6
Receivables, gross	605.5	539.3
Less: Allowance for doubtful accounts	(14.4)	(15.4)
Receivables, net	$591.1	$523.9
NOTE 8
INVENTORIES, NET

	June 30, 2017	December 31, 2016
Finished goods	$54.9	$53.0
Work in process	63.5	60.5
Raw materials	178.4	166.0
Inventoried costs related to long-term contracts	40.1	33.5
Total inventory before progress payments	336.9	313.0
Less: Progress payments	(22.0)	(17.8)
Inventories, net	$314.9	$295.2

NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS

	June 30, 2017	December 31, 2016
Asbestos-related assets	$66.0	$66.0
Prepaid income taxes	28.2	7.6
Other	48.7	48.4
Other current assets	$142.9	$122.0
Other employee benefit-related assets	$99.2	$96.5
Environmental-related assets	24.3	33.4
Capitalized software costs	44.8	38.1
Other	24.8	20.4
Other non-current assets	$193.1	$188.4
NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET

	June 30, 2017	December 31, 2016
Land and improvements	$28.3	$28.2
Machinery and equipment	951.6	898.6
Buildings and improvements	242.7	244.6
Furniture, fixtures and office equipment	70.6	68.0
Construction work in progress	81.6	68.5
Other	10.7	5.3
Plant, property and equipment, gross	1,385.5	1,313.2
Less: Accumulated depreciation	(894.3)	(848.7)
Plant, property and equipment, net	$491.2	$464.5
Depreciation expense of $19.2 and $19.3 and $37.5 and $37.4 was recognized in the three and six months ended June 30, 2017 and 2016, respectively.
The Company entered into an agreement to sell fully depreciated excess property for a cash purchase price of approximately $41. On April 16, 2017, the purchaser’s due diligence period ended. There are remaining conditions to closing which are anticipated to be finalized in the first half of 2018. At closing, the Company will receive the cash proceeds and is expected to record a gain of approximately $38 to $40.
NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the six months ended June 30, 2017 by segment.

	Industrial Process	Motion Technologies	Connect & Control Technologies	Total
Goodwill - December 31, 2016	$308.4	$202.3	$264.0	$774.7
Acquired	—	88.4	—	88.4
Foreign exchange translation	9.9	9.4	1.5	20.8
Goodwill - June 30, 2017	$318.3	$300.1	$265.5	$883.9
Goodwill acquired during 2017 relates to our acquisition of Axtone Railway Components (Axtone) and represents the excess of the purchase price over the net assets acquired, the valuation of which is pending completion. Upon completion of the valuation, goodwill acquired will be adjusted to reflect the final fair value of the net assets acquired. Refer to Note 18, Acquisitions, for additional information.
Other Intangible Assets, Net
Information regarding our other intangible assets is as follows:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$156.9	$(66.8)	$90.1	$155.8	$(59.3)	$96.5
Proprietary technology	53.6	(19.4)	34.2	52.5	(16.8)	35.7
Patents and other	10.7	(8.7)	2.0	9.0	(7.6)	1.4
Finite-lived intangible total	221.2	(94.9)	126.3	217.3	(83.7)	133.6
Indefinite-lived intangibles	27.2	—	27.2	26.7	—	26.7
Other intangible assets	$248.4	$(94.9)	$153.5	$244.0	$(83.7)	$160.3
Amortization expense related to finite-lived intangible assets was $4.6 and $4.7 and $9.2 and $10.1 for the three and six months ended June 30, 2017 and 2016, respectively.
NOTE 12
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	June 30, 2017	December 31, 2016
Compensation and other employee-related benefits	$124.5	$120.5
Asbestos-related liabilities	76.6	76.8
Customer-related liabilities	44.4	39.9
Accrued income taxes and other tax-related liabilities	44.1	31.0
Environmental liabilities and other legal matters	30.2	25.1
Accrued warranty costs	16.0	17.4
Other accrued liabilities	37.8	39.5
Accrued liabilities	$373.6	$350.2
Deferred income taxes and other tax-related accruals	$22.0	$24.9
Environmental liabilities	59.8	63.2
Compensation and other employee-related benefits	33.6	33.0
Other	55.2	59.9
Other non-current liabilities	$170.6	$181.0

NOTE 13
DEBT

	June 30, 2017	December 31, 2016
Commercial paper	$123.0	$113.5
Short-term loans	79.9	100.0
Current maturities of long-term debt and capital leases	1.2	0.8
Short-term loans and current maturities of long-term debt	204.1	214.3
Long-term debt and capital leases	5.6	2.0
Total debt and capital leases	$209.7	$216.3
Commercial Paper
Commercial paper outstanding had an associated weighted average interest rate of 1.57% and 1.14% and maturity terms less than one month from the date of issuance as of June 30, 2017 and December 31, 2016, respectively.
Short-term Loans
As of June 30, 2017 and December 31, 2016, outstanding borrowings under our $500 Revolving Credit Agreement, had an associated weighted average interest rate of 1.1% and 1.87%, respectively. Refer to the Liquidity section within "Item 2. Management's Discussion and Analysis," for additional information on the revolving credit facility as well as our overall funding and liquidity strategy.
NOTE 14
POSTRETIREMENT BENEFIT PLANS
The following tables provide the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three and six months ended June 30, 2017 and 2016.

	2017			2016
For the Three Months Ended June 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$1.4	$0.2	$1.6	$1.3	$0.2	$1.5
Interest cost	3.0	1.2	4.2	3.5	1.2	4.7
Expected return on plan assets	(4.5)	(0.1)	(4.6)	(5.1)	(0.1)	(5.2)
Amortization of prior service cost (benefit)	0.3	(1.5)	(1.2)	0.3	(1.7)	(1.4)
Amortization of net actuarial loss	1.8	1.0	2.8	1.8	1.2	3.0
Total net periodic benefit cost	$2.0	$0.8	$2.8	$1.8	$0.8	$2.6

	2017			2016
For the Six Months Ended June 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$2.8	$0.4	$3.2	$2.5	$0.4	$2.9
Interest cost	6.0	2.3	8.3	6.9	2.4	9.3
Expected return on plan assets	(9.1)	(0.2)	(9.3)	(10.1)	(0.3)	(10.4)
Amortization of prior service cost (benefit)	0.5	(2.9)	(2.4)	0.5	(3.3)	(2.8)
Amortization of net actuarial loss	3.5	2.1	5.6	3.7	2.4	6.1
Total net periodic benefit cost	$3.7	$1.7	$5.4	$3.5	$1.6	$5.1
We made contributions to our global postretirement plans of $6.4 and $7.4 during the six months ended June 30, 2017 and 2016, respectively. We expect to make contributions of approximately $5 to $9 during the remainder of 2017, principally related to our other postretirement employee benefit plans.
Amortization from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss was $1.2 and $2.3, net of tax, for the three and six months ended, respectively, for both the June 30, 2017 and 2016 periods. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.

NOTE 15
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses. The following table provides the components of LTIP costs for the three and six months ended June 30, 2017 and 2016.

	Three Months		Six Months
For the Periods Ended June 30	2017	2016	2017	2016
Equity based awards	$3.6	$3.0	$7.3	$5.9
Liability-based awards	0.4	0.3	0.9	0.8
Total share-based compensation expense	$4.0	$3.3	$8.2	$6.7
At June 30, 2017, there was $25.8 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.2 years. Additionally, unrecognized compensation cost related to liability-based awards was $3.2, which is expected to be recognized ratably over a weighted-average period of 2.1 years.
Year-to-Date 2017 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and vest on the completion of a three-year service period. During the six months ended June 30, 2017, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.3	$41.86
Performance stock units (PSUs)	0.1	$44.87
During the six months ended June 30, 2017 and 2016, 0.3 and 0.4 non-qualified stock options were exercised resulting in proceeds of $6.5 and $8.8, respectively. During the six months ended June 30, 2017 and 2016, RSUs of 0.2 and 0.3 vested and were issued, respectively. There were no PSUs that vested on December 31, 2016 because the minimum performance requirements were not met. PSUs of 0.2 were issued during the six months ended June 30, 2016 that vested on December 31, 2015.
NOTE 16
CAPITAL STOCK
On October 27, 2006, a three-year $1 billion share repurchase program was approved by the Board of Directors (Share Repurchase Program). On December 16, 2008, the provisions of the Share Repurchase Program were modified by the Board of Directors to replace the original three-year term with an indefinite term. During six months ended June 30, 2017 and 2016, we repurchased and retired 0.8 and 0.6 shares of common stock for $30.0 and $20.0, respectively, under this program. To date, the Company has repurchased 21.2 shares for $859.4 under the Share Repurchase Program.
Separate from the Share Repurchase Program, the Company repurchased 0.1 shares and 0.2 shares for an aggregate price of $2.8 and $7.5, during the six months ended June 30, 2017 and 2016, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs.

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
Asbestos Matters
Subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of June 30, 2017, there were approximately 27 thousand pending claims against ITT subsidiaries, including Goulds Pumps LLC, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

For the Six Months Ended June 30 (in thousands)	2017
Pending claims – Beginning	30
New claims	2
Settlements	(1)
Dismissals	(4)
Pending claims – Ending	27
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
Asbestos-Related Costs, Net
As part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent qualitative and quantitative data available for the key inputs and assumptions, comparing the data to expectations on which the most recent annual liability and asset estimates were calculated. Based on this evaluation, the Company determined that no change in the estimate was warranted for the quarter ended June 30, 2017 other than the incremental accrual to maintain a rolling 10-year forecast period. A net asbestos charge of $14.9 and $29.8 was recognized in the three and six months ended June 30, 2017 and $15.2 and $30.6 in the three and six months June 2016, respectively, to maintain the 10-year forecast period.
During the second quarter of 2016, the company was able to transition all remaining claims to our single defense firm in connection with the change in defense strategy initiated in 2015. As a result, we reduced our estimated liability by $4.9 during the second quarter of 2016.
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
Changes in Financial Position
The Company's estimated asbestos exposure, net of expected recoveries for the resolution of all pending claims and claims estimated to be filed in the next 10 years was $572.8 and $573.7 as of June 30, 2017 and December 31, 2016.The following table provides a rollforward of the estimated asbestos liability and related assets for the six months ended June 30, 2017 and 2016.

	2017			2016
For the Six Months Ended June 30	Liability	Asset	Net	Liability	Asset	Net
Beginning balance	$954.3	$380.6	$573.7	$1,042.8	$412.0	$630.8
Asbestos provision	34.8	5.0	29.8	35.4	4.8	30.6
Defense costs adjustment	—	—	—	(4.9)	—	(4.9)
Insurance settlement agreements	—	—	—	—	(2.1)	2.1
Net cash activity	(46.5)	(15.8)	(30.7)	(35.3)	(23.8)	(11.5)
Ending balance	$942.6	$369.8	$572.8	$1,038.0	$390.9	$647.1
Current portion	$76.6	$66.0		$87.4	$74.5
Noncurrent portion	$866.0	$303.8		$950.6	$316.4
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

The following table provides a rollforward of the estimated environmental liability for the six months ended June 30, 2017 and 2016.

For the Six Months Ended June 30	2017	2016
Environmental liability - beginning balance	$76.6	$82.6
Change in estimates for pre-existing accruals
Continuing operations	1.7	1.6
Discontinued operations	—	0.3
Net cash activity	(5.3)	(7.7)
Foreign currency	0.1	—
Environmental liability - ending balance	$73.1	$76.8
During the first quarter of 2017, ITT entered into a settlement agreement with a former subsidiary to settle all claims covered by the environmental Qualified Settlement Fund (QSF) established in the first quarter of 2016. The former subsidiary no longer has rights to the funds in the QSF. The settlement resulted in a reduction to both our environmental-related asset and the corresponding deferred income liability balance of $5.2. During the second quarter of 2017, the QSF was amended resulting in income of $3.8. The total environmental-related asset as of June 30, 2017 and December 31, 2016 was $24.3 and $33.4, respectively.
We are currently involved with 35 active environmental investigation and remediation sites. At June 30, 2017, we have estimated the potential high-end liability range of environmental-related matters to be $122.8.
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
Other Matters
The Company received a civil subpoena from the Department of Defense, Office of the Inspector General, in the second quarter of 2015 as part of an investigation being led by the Civil Division of the U.S. Department of Justice (DOJ). The subpoena and related investigation involve certain connector products manufactured by the Company’s Connect & Control Technologies segment that are purchased or used by the U.S. government. The Company is cooperating with the government and has produced documents responsive to DOJ’s request under the subpoena. Based on its current analysis following discussions with DOJ to resolve this matter, the Company has accrued $5 as its current best estimate of the minimum amount of probable loss. It is reasonably possible that any actual loss may be higher than this amount, but at this time management is unable to estimate a range of potential loss in excess of the amount accrued.

NOTE 18
ACQUISITIONS

Axtone Railway Components
On January 26, 2017, we acquired 100% of the privately held stock of Axtone Railway Components (Axtone) for a purchase price of $113.7, net of cash acquired. The purchase price is subject to change during the measurement period (up to one year from the acquisition date). Axtone, which had 2016 revenue of approximately $72, is a manufacturer of highly engineered and customized energy absorption solutions, including springs, buffers, and coupler components for the railway and industrial markets.
The purchase price for Axtone was allocated to net tangible assets acquired and liabilities assumed based on their preliminary fair values as of January 26, 2017, with the excess of the purchase price of $88.4 recorded as goodwill. The primary areas of purchase price allocation that are not yet finalized relate to the valuation of intangible assets acquired, certain tangible assets and liabilities, income tax, and residual goodwill. We expect to obtain the information necessary to finalize the fair value of the net assets and liabilities during the measurement period. Changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period they occur. The goodwill arising from this acquisition, which is not expected to be deductible for income tax purposes, has been assigned to the Motion Technologies segment.
Preliminary Allocation of Purchase Price for Axtone

Cash	$9.4
Receivables	11.5
Inventory	11.7
Plant, property and equipment	14.1
Goodwill	88.4
Other assets	5.9
Accounts payable and accrued liabilities	(12.0)
Postretirement liabilities	(3.8)
Other liabilities	(2.1)
Net assets acquired	$123.1
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
DISCUSSION OF FINANCIAL RESULTS
Three and Six Months Ended June 30

	Three Months				Six Months
For the Periods Ended June 30	2017	2016	Change		2017	2016	Change
Revenue	$630.9	$626.2	0.8%		$1,256.7	$1,235.3	1.7%
Gross profit	204.4	205.6	(0.6%)		406.7	400.9	1.4%
Gross margin	32.4%	32.8%	(40	)bp	32.4%	32.5%	(10	)bp
Operating expenses	146.7	156.1	(6.0%)		293.4	300.4	(2.3%)
Expense to revenue ratio	23.3%	24.9%	(160	)bp	23.3%	24.3%	(100	)bp
Operating income	57.7	49.5	16.6%		113.3	100.5	12.7%
Operating margin	9.1%	7.9%	120	bp	9.0%	8.1%	90	bp
Interest and non-operating (income) expenses, net	(0.9)	(0.5)	80.0%		(0.1)	1.2	(108.3%)
Income tax expense	10.6	17.5	(39.4%)		19.7	29.2	(32.5%)
Effective tax rate	18.1%	35.0%	(1,690	)bp	17.4%	29.4%	(1,200	)bp
Income from continuing operations attributable to ITT Inc.	47.9	32.3	48.3%		94.0	70.0	34.3%
(Loss) income from discontinued operations, net of tax	(0.1)	0.5	(120.0%)		(0.2)	0.2	(200.0%)
Net income attributable to ITT Inc.	47.8	32.8	45.7%		93.8	70.2	33.6%
All comparisons included within Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three and six months ended June 30, 2016, unless stated otherwise.

Executive Summary
During the second quarter of 2017, we drove activities across the enterprise to optimize execution while advancing essential long-term growth strategies. During the quarter we successfully leveraged the benefits of our on-going structural reset at our Industrial Process segment and drove solid operational improvements at our Connect and Control Technologies facilities. We also made productivity gains in our Motion Technologies business despite rising commodity costs. These benefits helped offset weak industrial pump activity and reduced global oil and gas project activity. In addition, we continued to penetrate new and existing key incremental automotive brake pad platforms in China and North America, captured new shock absorber business in the China high-speed rail market, and advanced our global electric vehicle market capture strategies in both braking components and connectors.
In relation to capital deployment, we recently produced our first prototype automotive brake pads in our new North American facility, the integration of our first quarter 2017 acquisition of Axtone Railway Group (Axtone) is on track and we continue to invest to support recent share gains in key growth markets such as rotorcraft. In addition, we continued our track record of strategically deploying our capital by executing $30 of share repurchases to create value for shareowners.
Our second quarter 2017 results include:

•
Revenue of $630.9, reflecting year-over-year growth of $4.7 or 0.8% driven by higher sales volumes in the transportation end-markets from share gains in our automotive brake pad business and incremental revenue of $22.0 related to our acquisition of Axtone. Our revenue results for the quarter also reflect lower industrial and global oil and gas pump project activity. Organic revenue, which excludes the impacts from foreign exchange, acquisitions, and divestitures, decreased 1.9% compared to the prior year.

•
Orders of $626.3, reflecting year-over-year growth of $20.4 or 3.4% driven by continued share gains in the automotive brake pad market, particularly in Europe and China, stronger order activity for short-cycle pumps and strength in connectors across end-markets. We also received incremental orders from our newly acquired Axtone business of $20.2. Order growth was partially offset by a decline in upstream oil and gas pump projects. Organic orders, which excludes the impacts from foreign exchange, acquisitions, and divestitures, increased 1.1% compared to the prior year.

•
Operating income of $57.7, reflecting year-over-year growth of $8.2 or 16.6% and a 120 basis point improvement to operating margin, was driven by incremental benefits from past restructuring actions and productivity savings as well as lower year-over-year restructuring costs. Operating income growth was partially offset by unfavorable impacts associated with certain military-specification connector products, a legal accrual, unfavorable foreign currency fluctuations, and costs related to the build-out of our new North American auto facility. Adjusted segment operating income which excludes the impacts of restructuring and realignment costs, certain asset impairment charges, acquisition-related expenses, and other unusual or infrequent operating items decreased $3.9, or 4.2%.

•
Income from continuing operations was $0.54 per diluted share, reflecting an increase of $0.18 over the prior year. Adjusted income from continuing operations was $0.65 per diluted share, reflecting a $0.02, or 3.0%, decrease compared to the prior year.

As we move through 2017, we plan to maintain our operational and strategic momentum as we continue to leverage the benefits of our global and end-market diversification. We will continue to focus on optimizing execution, and monitor and reduce our cost structure by taking approximately $20 in restructuring and realignment actions during the remainder of 2017. We also expect to realize significant benefits from our prior restructuring and productivity actions. We are also continuing to closely monitor on-going market volatility, including pricing pressures, rising commodity costs, and additional impacts on our connectors business.
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled "Key Performance Indicators and Non-GAAP Measures" for reconciliations between GAAP and non-GAAP metrics.

REVENUE

For the Three Months Ended June 30	2017	2016	Change	Organic Revenue Growth(a)
Industrial Process	$192.3	$214.2	(10.2)%	(10.1)%
Motion Technologies	290.1	259.6	11.7%	5.1%
Connect & Control Technologies	149.6	153.5	(2.5)%	(2.1)%
Eliminations	(1.1)	(1.1)	—%	—
Revenue	$630.9	$626.2	0.8%	(1.9)%

For the Six Months Ended June 30	2017	2016	Change	Organic Revenue Growth(a)
Industrial Process	$378.4	$423.0	(10.5)%	(10.5)%
Motion Technologies	577.4	516.6	11.8%	7.3%
Connect & Control Technologies	302.9	297.8	1.7%	2.2%
Eliminations	(2.0)	(2.1)	(4.8)%	—
Revenue	$1,256.7	$1,235.3	1.7%	—%

(a)	See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue.
Industrial Process
Revenue for the three and six months ended June 30, 2017 decreased $21.9 or 10.2%, and $44.6 or 10.5%, respectively, which includes unfavorable foreign currency impacts of $0.2 in both periods. The decline in revenue was primarily driven by project declines of 24% and 32% during the three and six months ended June 30, 2017, respectively, due to lower oil and gas projects in North America, Asia and Latin America as well as a weaker general industrial market. In addition, revenue from valves, primarily in the chemical market, declined 16% and 9%, respectively, while baseline pump revenue declined 7% and 2%, respectively, stemming from further weakness in the oil and gas market. Aftermarket revenue declined approximately 3% in both periods primarily due to lower service activity. The decline in aftermarket revenue was partially offset in the second quarter by a 5% increase in parts revenue.
Orders decreased $9.4 or 4.7% during the three months ended June 30, 2017, which includes unfavorable foreign currency impacts of $0.4. The decrease is primarily driven by lower project orders which declined approximately 33% due to weak order intake in the Middle East and North American oil and gas market. Higher demand for short-cycle baseline pumps within the general industrial markets and stronger service activity in North America helped to partially offset the decline in project orders. During the six months ended June 30, 2017 orders increased $23.7 or 6.1%, which includes unfavorable foreign currency impacts of $0.3. Activity for the year included a $26 downstream oil and gas order in Africa during the first quarter of 2017. Excluding this large project win, orders for the six month period were flat compared to the prior year due to weak project orders which were partially offset by higher aftermarket activity as orders from service and parts increased approximately 19% and 5%, respectively. In addition, short-cycle baseline pumps for the six month period increased 6% over the prior year due to stronger general industrial orders.
The level of order and shipment activity related to project pumps can vary significantly from period to period, which may impact year-over-year comparisons. Backlog as of June 30, 2017 was $373.7, reflecting an increase of $26.5, or 7.6%, from the December 31, 2016 level.
Motion Technologies
Revenue for the three months ended June 30, 2017 increased $30.5 or 11.7%, which includes incremental revenue of $22.0 from our 2017 acquisition of Axtone and unfavorable foreign currency translation impacts of $4.7. Revenue for the six months ended June 30, 2017 increased $60.8 or 11.8%, which includes incremental revenue of $36.0 from our 2017 acquisition of Axtone and unfavorable foreign currency translation impacts of $13.0. During the three and six months ended June 30, 2017, organic revenue increased $13.2 or 5.1%, and $37.8 or 7.3%, respectively. The growth in organic revenue was primarily driven by our friction materials business due to continued strength in the automotive OEM sales channel primarily from market and share gains in Europe and China and strength in aftermarket brake pads from an increase in dealer service activity. Wolverine contributed organic revenue growth of approximately 4% and 12% during the three and six months ended June 30, 2017 driven by share gains in sealing solutions across key geographies. Overall strength in friction materials and Wolverine were partially offset by declines in our KONI business due to North American railway markets.
Orders for the three months ended June 30, 2017 increased $27.7 or 10.6%, including incremental orders of $20.2 from our 2017 acquisition of Axtone and unfavorable foreign currency translation impacts of $5.3. Orders for the six months ended June 30, 2017 increased $49.6 or 9.4%, including incremental orders of $32.5 from our 2017 acquisition of Axtone and unfavorable foreign currency translation impacts of $13.5. During the three and six months ended June 30, 2017 organic orders grew $12.8 or 4.9%, and $30.6 or 5.8%, respectively. The organic order increase in both periods reflects continued strength in OEM auto brake pads in our friction materials business as well as Wolverine sealing solutions. KONI orders increased approximately 10% during the second quarter due to strong order intake in China related to new products in the high speed rail market. During the first six months of 2017, KONI orders declined approximately 7% due to record prior year defense orders which were only partially offset by the second quarter rail orders in China.
Connect & Control Technologies
Revenue for the three months ended June 30, 2017 decreased $3.9, or 2.5%, including unfavorable foreign currency translation impacts of $0.7. Revenue for the six months ended June 30, 2017 increased $5.1, or 1.7%, including unfavorable foreign currency translation impacts of $1.5. The decline in revenue during the second quarter of 2017 was primarily due to impacts from restrictions on the sales of certain military-specification connectors. Increased revenue from the heavy vehicle connectors in China and Europe as well as electric vehicle connector wins helped to offset this impact during the second quarter and contributed to the modest revenue growth during six months ended June 30, 2017. In addition, positive market trends and new product introductions provided sales growth in the oil and gas market of approximately 44% and 36% during the three and six months ended June 30, 2017, respectively. Revenues stemming from the commercial aerospace market declined approximately 2% during the three months ended June 30, 2017 due to lower wide body demand. For the first six months of 2017, commercial aerospace revenues were flat compared to the prior year.
Orders for the three months ended June 30, 2017 increased $1.9, or 1.3%, including unfavorable foreign currency translation impacts of $0.8. Orders for the six months ended June 30, 2017 decreased $6.2, or 2.0% versus the prior year, including unfavorable foreign currency translation impacts of $1.6. Orders in both periods benefited from strong order intake for connectors for heavy vehicles in Asia and Europe as well as order growth of 49% and 44% for connectors associated with the oil and gas market. This was partially offset by order activity for commercial aerospace components which declined approximately 10% during the second quarter of 2017 due to large multi-year orders in the prior year that did not repeat and program timing. During the six months ended June 30, 2017, commercial aerospace components declined 11%, fully offsetting order growth in other end markets.
On July 11, 2017, the U.S. Defense Logistics Agency, Land and Maritime (DLA) issued a notice that it has removed our connectors business from the Qualified Products List (QPL) with respect to six military-specification connector products. At the time of this notice, these products had been subject to a previously-disclosed stop shipment/stop production order issued by DLA earlier this year. Annual sales of these military-specification connectors are estimated to range from $8 to $10 million. The Company will seek to restore its status on the QPL as expeditiously as possible but is unable to estimate how long this process will take. At this time, there is uncertainty whether there will be any further negative impacts to our revenue and results of operations related to the QPL removal.
GROSS PROFIT
Gross profit for the three months ended June 30, 2017 and 2016 was $204.4 and $205.6 reflecting a gross margin of 32.4% and 32.8%, respectively. Gross profit for the six months ended June 30, 2017 and 2016 was $406.7 and $400.9, reflecting a gross margin of 32.4% and 32.5%, respectively. The decline in gross margin was driven by unfavorable automotive and aerospace pricing impacts, an unfavorable change in sales mix, increased direct material costs due to higher commodity prices impacting our Motion Technologies segment, and impacts from certain military-specification connectors. These items were only partially offset by lower labor costs as a result of restructuring benefits from our structural cost reset at our Industrial Process segment and operational improvements at our Connect & Control Technologies segment.

OPERATING EXPENSES

	Three Months			Six Months
For the Periods Ended June 30	2017	2016	Change	2017	2016	Change
General and administrative expenses	$65.3	$74.0	(11.8)%	$131.5	$143.0	(8.0)%
Sales and marketing expenses	43.9	46.0	(4.6)%	87.0	89.3	(2.6)%
Research and development expenses	22.6	21.1	7.1%	45.1	40.3	11.9%
Asbestos-related costs, net	14.9	15.0	(0.7)%	29.8	27.8	7.2%
Total operating expenses	$146.7	$156.1	(6.0)%	$293.4	$300.4	(2.3)%
Total Operating Expenses By Segment:
Industrial Process	$41.5	$62.6	(33.7)%	$87.3	$116.7	(25.2)%
Motion Technologies	41.0	36.9	11.1%	81.8	68.8	18.9%
Connect & Control Technologies	41.3	34.2	20.8%	78.5	71.2	10.3%
Corporate & Other	22.9	22.4	2.2%	45.8	43.7	4.8%
General and administrative (G&A) expenses for the three and six months ended June 30, 2017 decreased $8.7, or 11.8% and $11.5, or 8.0%, respectively. The decline in G&A expenses was primarily due to lower restructuring costs of $12.6 and $15.5 in the three and six month periods, respectively, as well as incremental savings from our past restructuring actions, a prior year trade name impairment of $4.1, and income of $3.8 related to an amendment to our environmental QSF in the second quarter of 2017. These items were partially offset by unfavorable foreign currency impacts of approximately $6 and $4, respectively, and higher incentive compensation of $3.7 and $6.1, respectively. In addition, the quarter and year-to-date periods of 2017 include a $5 legal accrual and incremental costs related to our recently acquired Axtone business of $2.0 and $3.8 for the three and six month periods, respectively.
Sales and marketing expenses for the three and six months ended June 30, 2017 decreased $2.1, or 4.6% and $2.3, or 2.6%, respectively, as lower commissions and personnel costs at Industrial Process were offset by higher costs at Motion Technologies, including incremental costs related to Axtone of $0.8 and $1.5, respectively for the three and six months ended June 30, 2017.
Research and development expenses for the three and six months ended June 30, 2017 increased $1.5, or 7.1% and $4.8, or 11.9%, respectively, primarily due to increased product development activities at Motion Technologies.
Asbestos-related costs, net, were flat during the three months ended June 30, 2017. Asbestos-related costs, net, increased $2.0, or 7.2% during the six months ended June 30, 2017 due to favorable prior year adjustments, including a reduction in estimated defense costs which was offset by a net reduction in expected recoveries due to insurance settlements in the prior year. See Note 17, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.

OPERATING INCOME

	Three Months				Six Months
For the Periods Ended June 30	2017	2016	Change		2017	2016	Change
Industrial Process	$14.8	$6.3	134.9%		$22.1	$15.3	44.4%
Motion Technologies	52.1	48.9	6.5%		107.0	99.6	7.4%
Connect & Control Technologies	13.7	16.8	(18.5)%		30.0	29.2	2.7%
Segment operating income	80.6	72.0	11.9%		159.1	144.1	10.4%
Asbestos-related costs, net	(14.9)	(15.0)	(0.7)%		(29.8)	(27.8)	7.2%
Other corporate costs	(8.0)	(7.5)	(6.7)%		(16.0)	(15.8)	(1.3)%
Total corporate and other benefit	(22.9)	(22.5)	1.8%		(45.8)	(43.6)	(5.0)%
Total operating income	$57.7	$49.5	16.6%		$113.3	$100.5	12.7%
Operating margin:
Industrial Process	7.7%	2.9%	480	bp	5.8%	3.6%	220	bp
Motion Technologies	18.0%	18.8%	(80	)bp	18.5%	19.3%	(80	)bp
Connect & Control Technologies	9.2%	10.9%	(170	)bp	9.9%	9.8%	10	bp
Segment operating margin	12.8%	11.5%	130	bp	12.7%	11.7%	100	bp
Consolidated operating margin	9.1%	7.9%	120	bp	9.0%	8.1%	90	bp
Industrial Process operating income for the three and six months ended June 30, 2017 increased $8.5, or 134.9% and $6.8, or 44.4%, respectively. The increase in operating income compared to prior year is primarily driven by lower restructuring costs of $13.4 and $15.3, respectively, as well as a trade name impairment of $4.1 recorded in the second quarter of 2016. Unfavorable impacts from volume and mix of approximately $12 and $22, as well as cost overruns associated with certain complex pump projects were almost fully offset by net savings of approximately $8 and $19 due to past restructuring activities, productivity, and sourcing initiatives. In addition, operating income was impacted by higher incentive-based compensation costs of $2.9 and $5.1 and unfavorable foreign currency fluctuations of $0.8 and $2.1, respectively.
Motion Technologies operating income for the three and six months ended June 30, 2017 increased $3.2, or 6.5% and $7.4, or 7.4%. The increase in operating income was primarily driven by higher sales volume and favorable sales mix, which provided a benefit of approximately $10 and $19, respectively, and incremental savings from productivity initiatives. These items were partially offset by unfavorable pricing, higher material and labor costs, and incremental investments to support recent long-term global automotive platform wins. In addition, unfavorable foreign currency fluctuations impacted operating income by $4.7 and $6.5 and our acquisition of Axtone provided an incremental increase to operating income of $2.4 and $3.6, respectively.
Connect & Control Technologies operating income for the three and six months ended June 30, 2017 decreased $3.1, or 18.5%, and increased $0.8, or 2.7%, respectively. Both periods include unfavorable impacts related to certain military-specification connectors and a $5 legal accrual. Offsetting these unfavorable impacts were net savings from productivity and sourcing initiatives, primarily at our North American Connector facility, savings of approximately $2 and $5 from past restructuring activities and favorable sales volumes of approximately $3 and $7. During the three and six months ended June 30, 2017, unfavorable sales mix and pricing impacted operating income by $1 and $4, respectively.
Other corporate costs for the three and six months ended June 30, 2017 increased $0.5, or 6.7% and $0.2, or 1.3% reflecting higher environmental costs of $1.5 and $0.9, respectively, disposal costs associated with a pending sale of excess property and a benefit recorded in the second quarter of 2016 related to insurance. These items were offset by income of $3.8 related to an amendment to the environmental QSF.

INCOME TAX EXPENSE
For the three months ended June 30, 2017 and 2016, the Company recognized income tax expense of $10.6 and $17.5 and had an effective tax rate of 18.1% and 35%, respectively. For the six months ended June 30, 2017 and 2016, the Company recognized income tax expense of $19.7 and $29.2 and had an effective tax rate of 17.4% and 29.4%, respectively. The lower effective tax rate in 2017 is primarily due to a change in valuation allowance, excess share-based compensation deduction due to the adoption of ASU 2016-09, and a tax rate change on Korea deferred tax assets. Refer to Note 2, Recent Accounting Pronouncements, for further information on ASU 2016-09. In addition, the Company continues to benefit from a larger mix of earnings in non-U.S. jurisdictions with favorable tax rates.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, Germany, Hong Kong, Italy, Mexico, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $17 due to changes in audit status, expiration of statutes of limitations and other events. In addition, the settlement of any future examinations relating to the 2011 and prior tax years could result in changes in amounts attributable to the Company under its Tax Matters Agreement with Exelis Inc. and Xylem Inc. relating to the Company's 2011 spin-off of those businesses.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We have transferred, and plan to continue to, transfer cash between certain international subsidiaries and the U.S. and between other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the U.S. consistent with our overall intention to support growth and expand in markets outside the U.S. through the development of products, increased non-U.S. capital spending and potentially the acquisition of foreign businesses. However, we have determined that certain undistributed foreign earnings generated in Luxembourg, Netherlands, Japan, Hong Kong, and South Korea should not be considered permanently reinvested outside of the U.S. Cash distributions from foreign countries amounted to $111.8 for the six months ended June 30, 2017. Cash distributions from foreign countries amounted to $100.0 for the year ended December 31, 2016. The timing and amount of additional future distributions, if any, remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the second quarter of 2017, we declared a dividend of $0.128 per share for shareholders of record on June 12, 2017, which was paid on July 3, 2017. The dividend declared in the second quarter of 2017 is a 3.2% increase from the prior year.
During six months ended June 30, 2017 and 2016, we repurchased 0.8 and 0.6 shares of common stock for $30.0 and $20.0, respectively, under our $1 billion share repurchase program. To date, under the program, the Company has repurchased 21.2 shares for $859.4.

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
Commercial Paper
We access the commercial paper market to supplement the cash flows generated internally and to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. As of June 30, 2017, we had an outstanding commercial paper balance of $123.0. The average outstanding commercial paper balance during the six months ended June 30, 2017 was $125.7. There have been no material changes that have impacted our funding and liquidity capabilities since December 31, 2016.
Credit Facilities
Our revolving $500 credit agreement (the Revolving Credit Agreement) provides for increases of up to $200 for a possible maximum total of $700 in aggregate principal amount, at the request of the Company and with the consent of the institutions providing such increased commitments. The Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The provisions of the Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined, of at least 3.0 and a leverage ratio, as defined, of not more than 3.0. At June 30, 2017, we had $79.9 outstanding under the Revolving Credit Agreement. As of June 30, 2017, our interest coverage ratio and leverage ratio were within the prescribed thresholds. In the event of certain ratings downgrades of the Company, to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the credit facility. The Revolving Credit Agreement matures in November 2021.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations, for the six months ended June 30, 2017 and 2016.

For the Six Months Ended June 30	2017	2016
Operating activities	$92.7	$71.6
Investing activities	(164.5)	3.2
Financing activities	(47.9)	(67.8)
Foreign exchange	15.2	4.0
Total net cash flow from continuing operations	(104.5)	11.0
Net cash from discontinued operations	(0.9)	6.6
Net change in cash and cash equivalents	$(105.4)	$17.6
Net cash provided by operating activities was $92.7 for the six months ended June 30, 2017 compared to $71.6 for the six months ended June 30, 2016. The change in net cash provided by operating activities primarily reflects higher incentive compensation payments in the prior year as well as favorable changes in working capital, primarily accounts receivable due to focused accounts receivable past due collections and inventory management. This was partially offset by an increase in asbestos payments of $19.2 due to higher indemnity payments and timing of insurance recoveries as well as higher income tax payments of $6.7.
Net cash used by investing activities was $164.5 for the six months ended June 30, 2017, compared to $3.2 of cash provided by investing activities during the same prior year period. The year-over-year increase reflects the purchase of Axtone for $113.7 (net of cash acquired), as well as higher capital expenditures which increased $7.2 primarily due to capacity expansion projects in support of global automotive friction growth. In addition, the 2016 result included $48.1 of cash provided by the maturity of investments (net of purchases).

Net cash used by financing activities was $47.9 reflecting a decrease of $19.9 for the six months ended June 30, 2017 primarily due to a $17.6 decrease in net borrowings and a $10.9 reduction due to the timing of our first half 2017 quarterly dividend payments. This was partially offset by a $5.3 increase in repurchases of ITT common stock as part of our Share Repurchase Plan and lower proceeds of $2.3 from employee stock option exercises.
Net cash used by discontinued operations was $0.9 for the six months ended June 30, 2017 compared to net cash provided by discontinued operation for the six months ended June 30, 2016 of $6.6. The change of $7.5 is primarily driven by a cash payment in the prior year from Xylem Inc. related to the Tax Matters Agreement.
Asbestos
Based on the estimated undiscounted asbestos liability as of June 30, 2017 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 39% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers and our expectation that certain insurance policies will exhaust within the next 10 years. In the 10th year of our estimate, our insurance recoveries are currently projected to be approximately 15%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at June 30, 2017.
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
KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews a variety of key performance indicators including revenue, segment operating income and margins, earnings per share, order growth, and backlog, some of which are non-GAAP financial measures. In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions, dividends, and share repurchases. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

■
"organic revenue" and "organic orders" are defined as revenue and orders, excluding the impacts of foreign currency fluctuations, acquisitions, and divestitures. Divestitures include sales of portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Management believes that reporting organic revenue and organic orders provides useful information to investors by helping identify underlying trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. Reconciliations of organic revenue for the three and six months ended June 30, 2017 are provided below.

Three Months Ended June 30	Industrial Process	Motion Technologies	Connect & Control Technologies	Eliminations	Total ITT
2017 Revenue	$192.3	$290.1	$149.6	$(1.1)	$630.9
(Acquisitions)/divestitures, net	—	(22.0)	—	—	(22.0)
Foreign currency translation	0.2	4.7	0.7	—	5.6
2017 Organic revenue	$192.5	$272.8	$150.3	$(1.1)	$614.5

2016 Revenue	$214.2	$259.6	$153.5	$(1.1)	$626.2
Organic (decline) growth	(10.1)%	5.1%	(2.1)%		(1.9)%

Six Months Ended June 30
2017 Revenue	$378.4	$577.4	$302.9	$(2.0)	$1,256.7
(Acquisitions)/divestitures, net	—	(36.0)	—	—	(36.0)
Foreign currency translation	0.2	13.0	1.5	—	14.7
2017 Organic revenue	$378.6	$554.4	$304.4	$(2.0)	$1,235.4

2016 Revenue	$423.0	$516.6	$297.8	$(2.1)	$1,235.3
Organic (decline) growth	(10.5)%	7.3%	2.2%		—%
Reconciliations of organic orders for the three and six months ended June 30, 2017 are provided below:

Three Months Ended June 30	Industrial Process	Motion Technologies	Connect & Control Technologies	Eliminations	Total ITT
2017 Orders	$190.3	$288.9	$147.8	$(0.7)	$626.3
(Acquisitions)/divestitures, net	—	(20.2)	—	—	(20.2)
Foreign currency translation	0.4	5.3	0.8	—	6.5
2017 Organic orders	$190.7	$274.0	$148.6	$(0.7)	$612.6

2016 Orders	$199.7	$261.2	$145.9	$(0.9)	$605.9
Organic (decline) growth	(4.5)%	4.9%	1.9%		1.1%

Six Months Ended June 30
2017 Orders	$412.2	$576.2	$310.2	$(1.7)	$1,296.9
(Acquisitions)/divestitures, net	—	(32.5)	—	—	(32.5)
Foreign currency translation	0.3	13.5	1.6	—	15.4
2017 Organic orders	$412.5	$557.2	$311.8	$(1.7)	$1,279.8

2016 Orders	$388.5	$526.6	$316.4	$(2.1)	$1,229.4
Organic growth (decline)	6.2%	5.8%	(1.5)%		4.1%

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

Reconciliations of segment operating income to adjusted segment operating income for the three and six months ended June 30, 2017 and 2016 are provided below.

Three Months Ended June 30, 2017	Industrial Process	Motion Technologies	Connect & Control Technologies	Total Segment
Segment operating income	$14.8	$52.1	$13.7	$80.6
Restructuring costs	0.4	0.6	0.7	1.7
Acquisition-related expenses	—	0.1	—	0.1
Realignment costs and other(a)	(0.3)	—	6.2	5.9
Adjusted segment operating income	$14.9	$52.8	$20.6	$88.3
Six Months Ended June 30, 2017
Segment operating income	$22.1	$107.0	$30.0	$159.1
Restructuring costs	1.7	0.8	1.2	3.7
Acquisition-related expenses	—	0.8	—	0.8
Realignment costs and other(a)	1.1	—	7.3	8.4
Adjusted segment operating income	$24.9	$108.6	$38.5	$172.0

Three Months Ended June 30, 2016	Industrial Process	Motion Technologies	Connect & Control Technologies	Total Segment
Segment operating income	$6.3	$48.9	$16.8	$72.0
Restructuring costs	13.8	—	—	13.8
Acquisition-related expenses	—	1.2	0.1	1.3
Realignment costs and other(a)	4.1	(0.1)	1.1	5.1
Adjusted segment operating income	$24.2	$50.0	$18.0	$92.2
Six Months Ended June 30, 2016
Segment operating income	$15.3	$99.6	$29.2	$144.1
Restructuring costs	17.0	1.4	0.9	19.3
Acquisition-related expenses	—	2.2	1.5	3.7
Realignment costs and other(a)	4.1	(0.1)	2.1	6.1
Adjusted segment operating income	$36.4	$103.1	$33.7	$173.2

(a)
Primarily reflects realignment costs associated with an action to move certain production lines in our Connect & Control Technologies segment in 2017 and 2016, a legal accrual of $5.0 in 2017 in our Connect & Control Technologies segment, and costs associated with a management reorganization at our Industrial Process segment during the first quarter of 2017. In 2016, an impairment of $4.1 was recorded at our Industrial Process segment for trade names as a result of the downturn in the upstream oil and gas market.

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

	Three Months		Six Months
For the Periods Ended June 30	2017	2016	2017	2016
Income from continuing operations attributable to ITT Inc.	$47.9	$32.3	$94.0	$70.0
Net asbestos-related costs, net of tax benefit of $5.5, $5.6, $11.0 and $10.3, respectively	9.4	9.4	18.8	17.5
Restructuring costs, net of tax benefit of $0.4, $1.6, $1.3 and $3.0, respectively	1.3	12.7	3.0	16.8
Realignment costs, net of tax benefit of $1.0, $0.0, $2.7 and $0.7, respectively(a)	1.9	1.3	4.8	1.5
Tax-related special items(b)	(3.2)	2.2	(6.3)	3.5
Acquisition-related costs, net of tax benefit of $0.0, $0.8, $0.3, and $1.3, respectively	0.1	0.5	0.5	2.4
Other unusual or infrequent items, net of tax expense of $1.4, $0.1, $1.4 and $0.1, respectively(c)	0.5	1.8	0.5	1.8
Adjusted income from continuing operations attributable to ITT Inc.	$57.9	$60.2	$115.3	$113.5
Income from continuing operations attributable to ITT Inc. per diluted share	$0.54	$0.36	$1.05	$0.78
Adjusted income from continuing operations attributable to ITT Inc. per diluted share	$0.65	$0.67	$1.29	$1.26

(a)
Realignment costs include 2017 costs associated with the pending sale of excess property, costs associated with a management reorganization at our Industrial Process segment in the first quarter of 2017 and costs associated with an action to move certain production lines in our Connect & Control Technologies segment in both 2017 and 2016.

(b)
Tax-related special items for the three and six months ended June 30, 2017 primarily relate to a tax benefit on undistributed foreign earnings and tax benefits on uncertain tax positions offset by tax expense related to the distribution of foreign earnings. Tax-related special items for the three and six months ended June 30, 2016 primarily due to tax expense related to distributions of foreign earnings.

(c)
Other unusual or infrequent items in 2017 primarily consist of a legal accrual of $5.0, income of $3.8 related to an amendment to the environmental QSF and interest income from the reversal of uncertain tax positions taken in prior years. Other unusual or infrequent items in 2016 primarily consist of an impairment of $4.1 recorded in 2016 at our Industrial Process segment for trade names as a result of the downturn in the upstream oil and gas market offset by interest income from the reversal of uncertain tax positions taken in prior years.

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

For the Six Months Ended June 30	2017	2016
Net cash provided by operating activities	$92.7	$71.6
Capital expenditures	(53.3)	(46.1)
Restructuring cash payments	8.8	15.5
Net asbestos cash flows	30.7	11.5
Other cash payments(a)	6.2	2.2
Adjusted free cash flow	$85.1	$54.7

(a)	Other cash payments during 2017 primarily relate to costs associated with the pending sale of excess property.
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
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to the variables and uncertainties inherent in the long-term projection of the Company's asbestos exposures and potential recoveries. As of June 30, 2017, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $942.6, including expected legal fees, and an associated asset of $369.8 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $572.8.
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
Other Matters
The Company received a civil subpoena from the Department of Defense, Office of the Inspector General, in the second quarter of 2015 as part of an investigation being led by the Civil Division of the U.S. Department of Justice (DOJ). The subpoena and related investigation involve certain connector products manufactured by the Company’s Connect & Control Technologies segment that are purchased or used by the U.S. government. The Company is cooperating with the government and has produced documents responsive to DOJ’s request under the subpoena. Based on its current analysis following discussions with DOJ to resolve this matter, the Company has accrued $5 as its current best estimate of the minimum amount of probable loss. It is reasonably possible that any actual loss may be higher than this amount, but at this time management is unable to estimate a range of potential loss in excess of the amount accrued.

ITEM 1A.	RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, "Risk Factors," of our 2016 Annual Report, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer and affiliated purchasers

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
4/1/2017 - 4/30/2017	—	—	—	$170.6
5/1/2017 - 5/31/2017	0.3	$38.92	0.3	$158.1
6/1/2017 - 6/30/2017	0.5	$38.33	0.5	$140.6

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, our Board of Directors approved a three-year $1 billion Share Repurchase Program. On December 16, 2008, our Board of Directors modified the provisions of the Share Repurchase Program to replace the original three-year term with an indefinite term. As of June 30, 2017, we had repurchased 21.2 shares for $859.4, including commissions, under the Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control. As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of Euros 1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through June 30, 2017, however, Bornemann did pay fees in 2016 of approximately Euros 11 thousand to the German financial institution which is maintaining the Bond.

ITEM 6.	EXHIBITS
(a) See the Exhibit Index for a list of exhibits filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/S/ STEVEN C. GIULIANO
Steven C. Giuliano
Vice President and Chief Accounting Officer
(Principal accounting officer)
August 4, 2017

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	LOCATION

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders' Equity, and (vi) Notes to Consolidated Condensed Financial Statements
Submitted electronically with this report.

* Management compensatory plan