Form 10-Q
period 2017-09-30
ITT Inc.
filed 2017-11-02
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-05672
ITT INC.

State of Indiana	81-1197930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1133 Westchester Avenue, White Plains, NY 10604
(Principal Executive Office)
Telephone Number: (914) 641-2000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of October 31, 2017, there were 88.0 million shares of common stock ($1 par value per share) of the registrant outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months		Nine Months
For the Periods Ended September 30	2017	2016	2017	2016
Revenue	$645.0	$581.7	$1,901.7	$1,817.0
Costs of revenue	441.9	397.8	1,291.9	1,232.2
Gross profit	203.1	183.9	609.8	584.8
General and administrative expenses	73.7	59.2	205.2	202.2
Sales and marketing expenses	41.3	39.4	128.3	128.7
Research and development expenses	23.1	18.6	68.2	58.9
Asbestos-related benefit, net	(62.8)	(68.1)	(33.0)	(40.3)
Operating income	127.8	134.8	241.1	235.3
Interest and non-operating expenses, net	0.2	0.3	0.1	1.5
Income from continuing operations before income tax expense	127.6	134.5	241.0	233.8
Income tax expense	40.6	46.1	60.3	75.3
Income from continuing operations	87.0	88.4	180.7	158.5
(Loss) Income from discontinued operations, including tax benefit (expense) of $0.0, $(1.1), $0.2 and $(0.9), respectively	(0.1)	1.8	(0.3)	2.0
Net income	86.9	90.2	180.4	160.5
Less: Income (loss) attributable to noncontrolling interests	—	0.1	(0.3)	0.2
Net income attributable to ITT Inc.	$86.9	$90.1	$180.7	$160.3
Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$87.0	$88.3	$181.0	$158.3
(Loss) income from discontinued operations, net of tax	(0.1)	1.8	(0.3)	2.0
Net income attributable to ITT Inc.	$86.9	$90.1	$180.7	$160.3
Earnings per share attributable to ITT Inc.:
Basic:
Continuing operations	$0.99	$0.99	$2.05	$1.77
Discontinued operations	—	0.02	—	0.02
Net income	$0.99	$1.01	$2.05	$1.79
Diluted:
Continuing operations	$0.98	$0.98	$2.03	$1.76
Discontinued operations	—	0.02	—	0.02
Net income	$0.98	$1.00	$2.03	$1.78
Weighted average common shares – basic	88.0	89.2	88.3	89.5
Weighted average common shares – diluted	88.7	89.7	89.0	90.2
Cash dividends declared per common share	$0.128	$0.124	$0.384	$0.372
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of operations.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months		Nine Months
For the Periods Ended September 30	2017	2016	2017	2016
Net income	$86.9	$90.2	$180.4	$160.5
Other comprehensive income (loss):
Net foreign currency translation adjustment	22.7	4.3	84.4	17.1
Net change in postretirement benefit plans, net of tax impacts of $2.1, $0.6, $3.0 and $1.6, respectively	3.6	1.2	5.9	3.5
Other comprehensive income	26.3	5.5	90.3	20.6
Comprehensive income	113.2	95.7	270.7	181.1
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	0.1	(0.3)	0.2
Comprehensive income attributable to ITT Inc.	$113.2	$95.6	$271.0	$180.9
Disclosure of reclassification adjustments to postretirement benefit plans
Reclassification adjustments (see Note 14):
Amortization of prior service benefit, net of tax expense of $(0.3), $(0.6), $(1.3) and $(1.6), respectively	$(0.9)	$(0.8)	$(2.3)	$(2.6)
Amortization of net actuarial loss, net of tax benefits of $1.1, $1.2, $3.0 and $3.2, respectively	2.1	2.0	5.8	6.1
Other adjustments:
Loss from curtailment, net of tax benefit of $1.3, $0.0, $1.3 and $0.0, respectively	2.4	—	2.4	—
Net change in postretirement benefit plans, net of tax	$3.6	$1.2	$5.9	$3.5
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$395.6	$460.7
Receivables, net	611.6	523.9
Inventories, net	327.9	295.2
Other current assets	130.1	122.0
Total current assets	1,465.2	1,401.8
Plant, property and equipment, net	503.5	464.5
Goodwill	882.6	774.7
Other intangible assets, net	159.8	160.3
Asbestos-related assets	309.6	314.6
Deferred income taxes	285.7	297.4
Other non-current assets	193.7	188.4
Total non-current assets	2,334.9	2,199.9
Total assets	$3,800.1	$3,601.7
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term loans and current maturities of long-term debt	$191.1	$214.3
Accounts payable	334.7	301.7
Accrued liabilities	399.6	350.2
Total current liabilities	925.4	866.2
Asbestos-related liabilities	798.1	877.5
Postretirement benefits	251.3	248.6
Other non-current liabilities	172.1	181.0
Total non-current liabilities	1,221.5	1,307.1
Total liabilities	2,146.9	2,173.3
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and Outstanding – 88.0 shares and 88.4 shares, respectively	88.0	88.4
Retained earnings	1,924.5	1,789.2
Total accumulated other comprehensive loss	(360.9)	(451.2)
Total ITT Inc. shareholders' equity	1,651.6	1,426.4
Noncontrolling interests	1.6	2.0
Total shareholders’ equity	1,653.2	1,428.4
Total liabilities and shareholders’ equity	$3,800.1	$3,601.7
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Nine Months Ended September 30	2017	2016
Operating Activities
Net income	$180.4	$160.5
Less: (Loss) income from discontinued operations	(0.3)	2.0
Less: (Loss) income attributable to noncontrolling interests	(0.3)	0.2
Income from continuing operations attributable to ITT Inc.	181.0	158.3
Adjustments to income from continuing operations:
Depreciation and amortization	77.6	76.5
Stock-based compensation	12.5	9.1
Asbestos-related benefit, net	(33.0)	(40.3)
Asbestos-related payments, net	(39.5)	(24.5)
Changes in assets and liabilities:
Change in receivables	(47.2)	(13.9)
Change in inventories	(4.2)	(8.9)
Change in accounts payable	3.4	(16.2)
Change in accrued expenses	18.3	(18.8)
Change in accrued and deferred income taxes	19.8	33.3
Other, net	(10.3)	(7.9)
Net Cash – Operating activities	178.4	146.7
Investing Activities
Capital expenditures	(79.2)	(68.1)
Acquisitions, net of cash acquired	(113.7)	(8.8)
Purchases of investments	—	(60.6)
Maturities of investments	—	113.6
Proceeds from sale of assets	3.4	1.4
Other, net	0.2	—
Net Cash – Investing activities	(189.3)	(22.5)
Financing Activities
Commercial paper, net borrowings	17.5	56.5
Short-term revolving loans, borrowings	77.3	27.7
Short-term revolving loans, repayments	(123.9)	(78.3)
Long-term debt, issued	3.9	—
Long-term debt, repayments	(1.1)	(0.8)
Repurchase of common stock	(32.9)	(70.9)
Proceeds from issuance of common stock	6.7	8.8
Dividends paid	(22.8)	(22.6)
Excess tax benefit from equity compensation activity	—	3.4
Other, net	—	(2.2)
Net Cash – Financing activities	(75.3)	(78.4)
Exchange rate effects on cash and cash equivalents	22.3	9.0
Net Cash – Operating activities of discontinued operations	(1.2)	5.3
Net change in cash and cash equivalents	(65.1)	60.1
Cash and cash equivalents – beginning of year	460.7	415.7
Cash and cash equivalents – end of period	$395.6	$475.8
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$2.8	$3.3
Income taxes, net of refunds received	$39.6	$37.2
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN MILLIONS)

	Three Months		Nine Months
For the Periods Ended September 30	2017	2016	2017	2016
Common Stock
Common stock, beginning balance	$88.0	$89.6	$88.4	$89.5
Activity from stock incentive plans	—	—	0.5	0.9
Share repurchases	—	(1.3)	(0.9)	(2.1)
Common stock, ending balance	88.0	88.3	88.0	88.3
Retained Earnings
Retained earnings, beginning balance	1,843.6	1,734.6	1,789.2	1,696.7
Cumulative adjustment for accounting change (See Note 2)	—	—	0.5	—
Net income attributable to ITT Inc.	86.9	90.1	180.7	160.3
Dividends declared	(11.3)	(11.2)	(34.1)	(33.6)
Activity from stock incentive plans	5.3	3.3	20.1	20.5
Share repurchases	(0.1)	(45.6)	(32.0)	(72.3)
Purchase of noncontrolling interest	—	—	—	(0.4)
Retained earnings, ending balance	1,924.5	1,771.2	1,924.5	1,771.2
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance	(142.9)	(151.4)	(145.2)	(153.7)
Net change in postretirement benefit plans	3.6	1.2	5.9	3.5
Postretirement benefit plans, ending balance	(139.3)	(150.2)	(139.3)	(150.2)
Cumulative translation adjustment, beginning balance	(244.3)	(257.3)	(306.0)	(270.1)
Net cumulative translation adjustment	22.7	4.3	84.4	17.1
Cumulative translation adjustment, ending balance	(221.6)	(253.0)	(221.6)	(253.0)
Unrealized loss on investment securities, beginning balance	—	(0.3)	—	(0.3)
Unrealized loss on investment securities, ending balance	—	(0.3)	—	(0.3)
Total accumulated other comprehensive loss	(360.9)	(403.5)	(360.9)	(403.5)
Noncontrolling interests
Noncontrolling interests, beginning balance	1.6	1.6	2.0	3.3
Income (loss) attributable to noncontrolling interests	—	0.1	(0.3)	0.2
Dividend to noncontrolling interest shareholders	—	—	—	(1.9)
Other	—	—	(0.1)	0.1
Noncontrolling interests, ending balance	1.6	1.7	1.6	1.7
Total Shareholders' Equity
Total shareholders' equity, beginning balance	1,546.0	1,416.8	1,428.4	1,365.4
Net change in common stock	—	(1.3)	(0.4)	(1.2)
Net change in retained earnings	80.9	36.6	135.3	74.5
Net change in accumulated other comprehensive loss	26.3	5.5	90.3	20.6
Net change in noncontrolling interests	—	0.1	(0.4)	(1.6)
Total shareholders' equity, ending balance	$1,653.2	$1,457.7	$1,653.2	$1,457.7
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
Accounting Pronouncements Recently Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09 to simplify several aspects of the accounting standard for employee share-based payment transactions, including the classification of excess tax benefits and deficiencies and the accounting for employee forfeitures. ITT elected to adopt this guidance as of January 1, 2017 which includes the following:

•
Excess tax benefits and deficiencies will no longer be recognized as a change in additional paid-in-capital in the equity section of the Balance Sheet. Instead they will be recognized on the Statements of Operations as a tax expense or benefit. On the Statement of Cash Flows, excess tax benefits and deficiencies will no longer be classified as a financing activity. Instead they will be classified as an operating activity. These provisions were adopted using a prospective method of transition. During the nine months ended September 30, 2017, we recorded an income tax benefit of $1.2, on the Statement of Operations and classified this benefit on the Statement of Cash Flows as an operating activity. The income tax benefit for the three months ended September 30, 2017 was less than $0.1. The excess tax benefit of $3.4 for the nine months ended September 30, 2016 was recorded as a change in equity on the Balance Sheet and was classified as a financing activity on the Statement of Cash Flows.

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

•
The ASU also provides new guidance to other areas of the standard including minimum statutory tax withholding rules and the calculation of diluted common shares outstanding. The adoption of these provisions were reflected prospectively in the financial statements and did not have a material impact.

Accounting Pronouncements Not Yet Adopted
In March 2017, the FASB issued ASU 2017-07 which amends the Statement of Operations presentation for the components of net periodic benefit cost for entities that sponsor defined benefit pension and other postretirement plans. Under the ASU, entities are now required to disaggregate the service cost component and present it with other current compensation costs for the related employees. All other components of net periodic benefit cost will no longer be classified as an operating expense. In addition, only the service cost component will be eligible for capitalization on the balance sheet. The ASU requires a retrospective transition method to adopt the requirement to present service costs separately from the other components of net periodic benefit cost in the statements of operations and a prospective transition method to adopt the requirement that prohibits capitalization of all components of net periodic benefit cost on the balance sheet except service costs. The ASU is effective for the Company beginning in the first quarter of 2018, at which time we expect to adopt the new standard. We have yet to finalize the evaluation of the potential impact of this ASU on our financial statements; however, we do not expect these changes to have a material impact.
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

	Revenue		Operating Income		Operating Margin
For the Three Months Ended September 30	2017	2016	2017	2016	2017	2016
Industrial Process	$196.2	$195.0	$9.9	$4.3	5.0%	2.2%
Motion Technologies	300.1	238.7	49.1	45.2	16.4%	18.9%
Connect & Control Technologies	149.4	149.0	17.5	17.4	11.7%	11.7%
Total segment results	645.7	582.7	76.5	66.9	11.9%	11.5%
Asbestos-related benefit, net	—	—	62.8	68.1	—	—
Eliminations / Other corporate costs	(0.7)	(1.0)	(11.5)	(0.2)	—	—
Total Eliminations / Corporate and Other costs	(0.7)	(1.0)	51.3	67.9	—	—
Total	$645.0	$581.7	$127.8	$134.8	19.8%	23.2%

	Revenue		Operating Income		Operating Margin
For the Nine Months Ended September 30	2017	2016	2017	2016	2017	2016
Industrial Process	$574.6	$618.0	$32.0	$19.6	5.6%	3.2%
Motion Technologies	877.5	755.3	156.1	144.8	17.8%	19.2%
Connect & Control Technologies	452.3	446.8	47.5	46.6	10.5%	10.4%
Total segment results	1,904.4	1,820.1	235.6	211.0	12.4%	11.6%
Asbestos-related benefit, net	—	—	33.0	40.3	—	—
Eliminations / Other corporate costs	(2.7)	(3.1)	(27.5)	(16.0)	—	—
Total Eliminations / Corporate and Other costs	(2.7)	(3.1)	5.5	24.3	—	—
Total	$1,901.7	$1,817.0	$241.1	$235.3	12.7%	12.9%

	Total Assets		Capital Expenditures		Depreciation & Amortization
For the Nine Months Ended September 30	2017	2016(a)	2017	2016	2017	2016
Industrial Process	$1,020.8	$998.1	$15.8	$14.9	$20.7	$21.0
Motion Technologies	1,111.8	838.4	55.1	45.5	35.1	32.7
Connect & Control Technologies	699.1	678.4	7.9	7.3	17.3	18.2
Corporate and Other	968.4	1,086.8	0.4	0.4	4.5	4.6
Total	$3,800.1	$3,601.7	$79.2	$68.1	$77.6	$76.5

(a)	Amounts reflect balances as of December 31, 2016.
NOTE 4
RESTRUCTURING ACTIONS
The table below summarizes the restructuring costs presented within general and administrative expenses in our Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2017 and 2016.

	Three Months		Nine Months
For the Periods Ended September 30	2017	2016	2017	2016
Severance costs	$4.6	$3.1	$7.3	$22.0
Asset write-offs	0.1	0.2	0.1	0.4
Other restructuring costs	—	0.7	1.6	1.4
Total restructuring costs	$4.7	$4.0	$9.0	$23.8
By segment:
Industrial Process	$3.2	$2.9	$4.9	$19.9
Motion Technologies	0.5	1.1	1.3	2.5
Connect & Control Technologies	1.6	—	2.8	0.9
Corporate and Other	(0.6)	—	—	0.5
The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Condensed Balance Sheet within accrued liabilities, for the nine months ended September 30, 2017 and 2016.

For the Periods Ended September 30	2017	2016
Restructuring accruals - beginning balance	$14.6	$20.0
Restructuring costs	9.0	23.8
Cash payments	(13.8)	(22.7)
Asset write-offs	(0.1)	(0.4)
Foreign exchange translation and other	1.4	—
Restructuring accrual - ending balance	$11.1	$20.7
By accrual type:
Severance accrual	$9.9	$19.4
Facility carrying and other costs accrual	1.2	1.3

We have initiated various restructuring activities throughout our businesses during the past two years, of which only those noted below are considered to be individually significant. Other less significant restructuring actions taken during 2017 and 2016 included various reduction in workforce initiatives.

Industrial Process Restructuring Actions
Beginning in early 2015, we have been executing a series of restructuring actions focused on achieving efficiencies and reducing the overall cost structure of the Industrial Process segment in an effort to align with the declining oil and gas market conditions experienced over the past two years. During the first nine months of 2017, we continued to pursue these objectives and we recognized $4.9 of restructuring costs primarily related to the exit of certain office space and severance for 61 employees. Cash payments related to the remaining accrual are expected to be substantially complete in 2018. However, we will continue to monitor and evaluate the need for any additional restructuring actions.
The following table provides a rollforward of the restructuring accruals associated with the Industrial Process restructuring actions.

For the Nine Months Ended September 30	2017	2016
Restructuring accruals - beginning balance	$6.5	$4.9
Restructuring costs	4.9	19.9
Cash payments	(5.5)	(12.8)
Asset write-offs	(0.1)	(0.4)
Foreign exchange translation and other	(0.9)	0.3
Restructuring accruals - ending balance	$4.9	$11.9
NOTE 5
INCOME TAXES
For the three months ended September 30, 2017 and 2016, the Company recognized income tax expense of $40.6 and $46.1 and had an effective tax rate of 31.8% and 34.3%, respectively. For the nine months ended September 30, 2017 and 2016, the Company recognized income tax expense of $60.3 and $75.3 and had an effective tax rate of 25.0% and 32.2%, respectively. The lower year-to-date effective tax rate in 2017 is primarily due to a tax rate change on Korea deferred tax assets and an excess share-based compensation deduction due to the adoption of ASU 2016-09. The higher effective tax rate in 2016 was primarily driven by an increase in the deferred tax liability on foreign earnings which are not considered indefinitely reinvested. Refer to Note 2, Recent Accounting Pronouncements, for further information on ASU 2016-09. In addition, the Company continues to benefit from a larger mix of earnings in non-U.S. jurisdictions with favorable tax rates.
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

NOTE 6
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT for the three and nine months ended September 30, 2017 and 2016.

	Three Months		Nine Months
For the Periods Ended September 30	2017	2016	2017	2016
Basic weighted average common shares outstanding	88.0	89.2	88.3	89.5
Add: Dilutive impact of outstanding equity awards	0.7	0.5	0.7	0.7
Diluted weighted average common shares outstanding	88.7	89.7	89.0	90.2
The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 because they were anti-dilutive.

	Three Months		Nine Months
For the Periods Ended September 30	2017	2016	2017	2016
Anti-dilutive stock options	0.3	0.7	0.4	0.7
Weighted average exercise price per share	$42.40	$37.99	$42.41	$38.47
Year(s) of expiration	2024 - 2025	2024 - 2026	2024 - 2025	2024 - 2026
In addition, 0.2 of outstanding Performance stock units (PSU) awards were excluded from the computation of diluted earnings per share for both the three and nine months ended September 30, 2017 and 2016, as the necessary performance conditions had not yet been satisfied.
NOTE 7
RECEIVABLES, NET

	September 30, 2017	December 31, 2016
Trade accounts receivable	$601.3	$513.5
Notes receivable	4.1	4.2
Other	21.6	21.6
Receivables, gross	627.0	539.3
Less: Allowance for doubtful accounts	(15.4)	(15.4)
Receivables, net	$611.6	$523.9
NOTE 8
INVENTORIES, NET

	September 30, 2017	December 31, 2016
Finished goods	$59.0	$53.0
Work in process	60.5	60.5
Raw materials	192.9	166.0
Inventoried costs related to long-term contracts	39.1	33.5
Total inventory before progress payments	351.5	313.0
Less: Progress payments	(23.6)	(17.8)
Inventories, net	$327.9	$295.2

NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS

	September 30, 2017	December 31, 2016
Asbestos-related assets	$64.7	$66.0
Advance payments and other prepaid expenses	45.9	47.9
Prepaid income taxes	17.7	7.6
Other	1.8	0.5
Other current assets	$130.1	$122.0
Other employee benefit-related assets	$100.4	$96.5
Capitalized software costs	43.3	38.1
Environmental-related assets	24.3	33.4
Equity method investments	6.6	5.6
Other	19.1	14.8
Other non-current assets	$193.7	$188.4
NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET

	September 30, 2017	December 31, 2016
Land and improvements	$29.2	$28.2
Machinery and equipment	999.4	898.6
Buildings and improvements	258.0	244.6
Furniture, fixtures and office equipment	72.4	68.0
Construction work in progress	62.0	68.5
Other	11.0	5.3
Plant, property and equipment, gross	1,432.0	1,313.2
Less: Accumulated depreciation	(928.5)	(848.7)
Plant, property and equipment, net	$503.5	$464.5
Depreciation expense of $19.7 and $18.1 and $57.2 and $55.5 was recognized in the three and nine months ended September 30, 2017 and 2016, respectively.
The Company entered into an agreement to sell excess property for a cash purchase price of approximately $41. On April 16, 2017, the purchaser’s due diligence period ended. There are remaining conditions to closing which are anticipated to be finalized in the first half of 2018. At closing, the Company will receive the cash proceeds and is expected to record a gain of approximately $38 to $40.

NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the nine months ended September 30, 2017 by segment.

	Industrial Process	Motion Technologies	Connect & Control Technologies	Total
Goodwill - December 31, 2016	$308.4	$202.3	$264.0	$774.7
Acquired	—	91.2	—	91.2
Adjustments to purchase price allocations	—	(11.7)	—	(11.7)
Foreign exchange translation	14.5	11.7	2.2	28.4
Goodwill - September 30, 2017	$322.9	$293.5	$266.2	$882.6
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
Other Intangible Assets, Net
Information regarding our other intangible assets is as follows:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$165.5	$(71.1)	$94.4	$155.8	$(59.3)	$96.5
Proprietary technology	54.2	(20.7)	33.5	52.5	(16.8)	35.7
Patents and other	13.5	(9.0)	4.5	9.0	(7.6)	1.4
Finite-lived intangible total	233.2	(100.8)	132.4	217.3	(83.7)	133.6
Indefinite-lived intangibles	27.4	—	27.4	26.7	—	26.7
Other intangible assets	$260.6	$(100.8)	$159.8	$244.0	$(83.7)	$160.3
The fair value of intangible assets acquired in connection with the purchase of Axtone, based on a preliminary valuation, include $7.4 of customer relationships and $2.3 of trademarks. These intangible assets will be amortized straight-line over their estimated useful lives of 12 years and 10 years, respectively. Refer to Note 18, Acquisitions, for additional information.
Amortization expense related to finite-lived intangible assets was $5.2 and $5.5 and $14.4 and $15.6 for the three and nine months ended September 30, 2017 and 2016, respectively.

NOTE 12
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	September 30, 2017	December 31, 2016
Compensation and other employee-related benefits	$142.8	$120.5
Asbestos-related liabilities	77.4	76.8
Customer-related liabilities	49.2	39.9
Accrued income taxes and other tax-related liabilities	44.5	31.0
Environmental liabilities and other legal matters	30.3	25.1
Accrued warranty costs	16.1	17.4
Other accrued liabilities	39.3	39.5
Accrued liabilities	$399.6	$350.2
Environmental liabilities	$58.4	$63.2
Compensation and other employee-related benefits	35.1	33.0
Deferred income taxes and other tax-related accruals	21.8	24.9
Other	56.8	59.9
Other non-current liabilities	$172.1	$181.0
NOTE 13
DEBT

	September 30, 2017	December 31, 2016
Commercial paper	$130.9	$113.5
Short-term loans	59.1	100.0
Current maturities of long-term debt and capital leases	1.1	0.8
Short-term loans and current maturities of long-term debt	191.1	214.3
Long-term debt and capital leases	5.6	2.0
Total debt and capital leases	$196.7	$216.3
Commercial Paper
Commercial paper outstanding had an associated weighted average interest rate of 1.61% and 1.14% and maturity terms less than one month from the date of issuance as of September 30, 2017 and December 31, 2016, respectively.
Short-term Loans
Short-term loans consist of outstanding borrowings under our $500 Revolving Credit Agreement. Outstanding borrowings were denominated in Euros with an associated weighted average interest rate of 1.1% as of September 30, 2017 and were denominated in U.S. dollars with an associated weighted average interest rate of 1.87% as of December 31, 2016. Refer to the Liquidity section within "Item 2. Management's Discussion and Analysis," for additional information on the revolving credit facility as well as our overall funding and liquidity strategy.

NOTE 14
POSTRETIREMENT BENEFIT PLANS
The following tables provide the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three and nine months ended September 30, 2017 and 2016.

	2017			2016
For the Three Months Ended September 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$1.5	$0.2	$1.7	$1.5	$0.2	$1.7
Interest cost	3.0	1.1	4.1	3.3	1.2	4.5
Expected return on plan assets	(4.6)	(0.1)	(4.7)	(5.0)	(0.1)	(5.1)
Amortization of prior service cost (benefit)	0.2	(1.4)	(1.2)	0.2	(1.6)	(1.4)
Amortization of net actuarial loss	2.1	1.1	3.2	2.0	1.2	3.2
Net periodic benefit cost	2.2	0.9	3.1	2.0	0.9	2.9
Loss from curtailment	3.7	—	3.7	—	—	—
Total net periodic benefit cost	$5.9	$0.9	$6.8	$2.0	$0.9	$2.9

	2017			2016
For the Nine Months Ended September 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$4.3	$0.6	$4.9	$4.0	$0.6	$4.6
Interest cost	9.0	3.4	12.4	10.2	3.6	13.8
Expected return on plan assets	(13.7)	(0.3)	(14.0)	(15.1)	(0.4)	(15.5)
Amortization of prior service cost (benefit)	0.7	(4.3)	(3.6)	0.7	(4.9)	(4.2)
Amortization of net actuarial loss	5.6	3.2	8.8	5.7	3.6	9.3
Net periodic benefit cost	5.9	2.6	8.5	5.5	2.5	8.0
Loss from curtailment	3.7	—	3.7	—	—	—
Total net periodic benefit cost	$9.6	$2.6	$12.2	$5.5	$2.5	$8.0
In the third quarter of 2017 we recorded curtailment loss of $3.7 related to a freeze of benefit accruals for certain current employees at our Industrial Process segment.
We made contributions to our global postretirement plans of $14.3 and $11.9 during the nine months ended September 30, 2017 and 2016, respectively, which included a discretionary contribution of $5 to our U.S. pension plan during 2017. We expect to make contributions of approximately $2 to $4 during the remainder of 2017, principally related to our other postretirement employee benefit plans.
Amortization from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss was $3.6 and $5.9, and $1.2 and $3.5, net of tax, for the three and nine months ended September 30, 2017 and 2016, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.

NOTE 15
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses. The following table provides the components of LTIP costs for the three and nine months ended September 30, 2017 and 2016.

	Three Months		Nine Months
For the Periods Ended September 30	2017	2016	2017	2016
Equity based awards	$5.2	$3.2	$12.5	$9.1
Liability-based awards	0.8	0.4	1.7	1.2
Total share-based compensation expense	$6.0	$3.6	$14.2	$10.3
At September 30, 2017, there was $21.3 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 1.9 years. Additionally, unrecognized compensation cost related to liability-based awards was $3.0, which is expected to be recognized ratably over a weighted-average period of 1.9 years.
Year-to-Date 2017 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and vest on the completion of a three-year service period. During the nine months ended September 30, 2017, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.4	$41.86
Performance stock units (PSUs)	0.1	$44.87
During the nine months ended September 30, 2017 and 2016, 0.3 and 0.4 non-qualified stock options were exercised resulting in proceeds of $6.7 and $8.8, respectively. During the nine months ended September 30, 2017 and 2016, RSUs of 0.2 and 0.3 vested and were issued, respectively. There were no PSUs that vested on December 31, 2016 because the minimum performance requirements were not met. PSUs of 0.2 were issued during the nine months ended September 30, 2016 that vested on December 31, 2015.
NOTE 16
CAPITAL STOCK
On October 27, 2006, a three-year $1 billion share repurchase program was approved by the Board of Directors (Share Repurchase Program). On December 16, 2008, the provisions of the Share Repurchase Program were modified by the Board of Directors to replace the original three-year term with an indefinite term. During the nine months ended September 30, 2017 and 2016, we repurchased and retired 0.8 and 1.9 shares of common stock for $30.0 and $66.6, respectively, under this program. To date, the Company has repurchased 21.2 shares for $859.4 under the Share Repurchase Program.
Separate from the Share Repurchase Program, the Company repurchased 0.1 shares and 0.2 shares for an aggregate price of $2.9 and $7.8, during the nine months ended September 30, 2017 and 2016, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs.

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
Asbestos Matters
Subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of September 30, 2017, there were approximately 27 thousand pending claims against ITT subsidiaries, including Goulds Pumps LLC, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

For the Nine Months Ended September 30 (in thousands)	2017
Pending claims – Beginning	30
New claims	3
Settlements	(1)
Dismissals	(5)
Pending claims – Ending	27
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
Asbestos litigation is a unique form of litigation. Frequently, the plaintiff sues a large number of defendants and does not state a specific claim amount. After filing a complaint, the plaintiff engages defendants in settlement negotiations to establish a settlement value based on certain criteria, including the number of defendants in the case. Rarely do the plaintiffs seek to collect all damages from one defendant. Rather, they seek to spread the liability, and thus the payments, among many defendants. As a result of this and other factors, the Company is unable to estimate the maximum potential exposure to pending claims and claims estimated to be filed over the next 10 years.
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
Based on the results of this study, in the third quarter of 2017, we decreased our estimated undiscounted asbestos liability, including legal fees, by $66.4, reflecting a decrease in costs the company estimates will be incurred to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The decrease in our estimated liability is a result of several developments, primarily favorable experience in settlement values and a decrease in the number of cases expected to be adjudicated. Further, in the third quarter of 2017, the Company increased its estimated asbestos-related assets by $10.0, primarily due to favorable developments in insurance litigation.
In addition to the charges associated with our annual remeasurement, we record a net asbestos charge each quarter to maintain a rolling 10-year forecast period. The table below summarizes the total net asbestos charges for the three and nine months ended September 30, 2017 and 2016.

	Three Months		Nine Months
For the Periods Ended September 30	2017	2016	2017	2016
Asbestos provision	$13.6	$13.7	$43.4	$44.3
Net asbestos remeasurement benefit	(76.4)	(81.8)	(76.4)	(81.8)
Defense cost adjustment	—	—	—	(4.9)
Settlement agreements	—	—	—	2.1
Asbestos-related benefit, net	$(62.8)	$(68.1)	$(33.0)	$(40.3)
Changes in Financial Position
The Company's estimated asbestos exposure, net of expected recoveries for the resolution of all pending claims and claims estimated to be filed in the next 10 years was $501.2 and $573.7 as of September 30, 2017 and December 31, 2016. The following table provides a rollforward of the estimated asbestos liability and related assets for the nine months ended September 30, 2017 and 2016.

	2017			2016
For the Nine Months Ended September 30	Liability	Asset	Net	Liability	Asset	Net
Beginning balance	$954.3	$380.6	$573.7	$1,042.8	$412.0	$630.8
Asbestos provision	51.1	7.7	43.4	51.6	7.3	44.3
Asbestos remeasurement	(66.4)	10.0	(76.4)	(75.9)	5.9	(81.8)
Defense costs adjustment	—	—	—	(4.9)	—	(4.9)
Insurance settlement agreements	—	—	—	—	(2.1)	2.1
Net cash activity	(63.5)	(24.0)	(39.5)	(61.8)	(37.3)	(24.5)
Ending balance	$875.5	$374.3	$501.2	$951.8	$385.8	$566.0
Current portion	$77.4	$64.7		$76.1	$66.0
Noncurrent portion	$798.1	$309.6		$875.7	$319.8

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
The following table provides a rollforward of the estimated environmental liability for the nine months ended September 30, 2017 and 2016.

For the Nine Months Ended September 30	2017	2016
Environmental liability - beginning balance	$76.6	$82.6
Change in estimates for pre-existing accruals
Continuing operations	2.4	2.4
Discontinued operations	—	0.7
Net cash activity	(7.4)	(10.2)
Foreign currency	0.1	—
Environmental liability - ending balance	$71.7	$75.5
During the first quarter of 2017, ITT entered into a settlement agreement with a former subsidiary to settle all claims covered by the environmental Qualified Settlement Fund (QSF) established in the first quarter of 2016. The former subsidiary no longer has rights to the funds in the QSF. The settlement resulted in a reduction to both our environmental-related asset and the corresponding deferred income liability balance of $5.2. During the second quarter of 2017, the QSF was amended resulting in income of $3.8. The total environmental-related asset as of September 30, 2017 and December 31, 2016 was $24.3 and $33.4, respectively.
We are currently involved with 35 active environmental investigation and remediation sites. At September 30, 2017, we have estimated the potential high-end liability range of environmental-related matters to be $119.6.
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
Other Matters
The Company received a civil subpoena from the Department of Defense, Office of the Inspector General, in the second quarter of 2015 as part of an investigation being led by the Civil Division of the U.S. Department of Justice (DOJ). The subpoena and related investigation involve certain connector products manufactured by the Company’s Connect & Control Technologies segment that are purchased or used by the U.S. government. In addition, in the third quarter of 2017, the Company learned that the Criminal Division of DOJ is also investigating this matter. The Company is cooperating with the government and has produced documents responsive to the subpoena to the Civil Division. Based on its current analysis following discussions with DOJ to resolve the civil matter, the Company has accrued $5 as its current best estimate of the minimum amount of probable loss. It is reasonably possible that any actual loss related to this matter may be higher than this amount, but at this time management is unable to estimate a range of potential loss in excess of the amount accrued.

NOTE 18
ACQUISITIONS

Axtone Railway Components
On January 26, 2017, we acquired 100% of the privately held stock of Axtone Railway Components (Axtone) for a purchase price of $123.1, net of cash acquired. The purchase price allocation is subject to change during the measurement period (up to one year from the acquisition date). Axtone, which had 2016 revenue of approximately $72, is a manufacturer of highly engineered and customized energy absorption solutions, including springs, buffers, and coupler components for the railway and industrial markets.
The purchase price for Axtone was allocated to net tangible assets acquired and liabilities assumed based on their preliminary fair values as of January 26, 2017, with the excess of the purchase price of $79.5 recorded as goodwill. The primary areas of purchase price allocation that are not yet finalized relate to the valuation of certain tangible and intangible assets, liabilities, income tax, and residual goodwill. We expect to obtain the information necessary to finalize the fair value of the net assets and liabilities during the measurement period. Changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period they occur. The goodwill arising from this acquisition, which is not expected to be deductible for income tax purposes, has been assigned to the Motion Technologies segment.
Preliminary Allocation of Purchase Price for Axtone

Cash	$9.4
Receivables	11.5
Inventory	13.6
Plant, property and equipment	14.1
Goodwill	79.5
Other intangible assets	9.7
Other assets	6.0
Accounts payable and accrued liabilities	(14.8)
Postretirement liabilities	(3.8)
Other liabilities	(2.1)
Net assets acquired	$123.1
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
DISCUSSION OF FINANCIAL RESULTS
Three and Nine Months Ended September 30

	Three Months				Nine Months
For the Periods Ended September 30	2017	2016	Change		2017	2016	Change
Revenue	$645.0	$581.7	10.9%		$1,901.7	$1,817.0	4.7%
Gross profit	203.1	183.9	10.4%		609.8	584.8	4.3%
Gross margin	31.5%	31.6%	(10	)bp	32.1%	32.2%	(10	)bp
Operating expenses	75.3	49.1	53.4%		368.7	349.5	5.5%
Expense to revenue ratio	11.7%	8.4%	330	bp	19.4%	19.2%	20	bp
Operating income	127.8	134.8	(5.2%)		241.1	235.3	2.5%
Operating margin	19.8%	23.2%	(340	)bp	12.7%	12.9%	(20	)bp
Interest and non-operating expenses, net	0.2	0.3	(33.3%)		0.1	1.5	(93.3%)
Income tax expense	40.6	46.1	(11.9%)		60.3	75.3	(19.9%)
Effective tax rate	31.8%	34.3%	(250	)bp	25.0%	32.2%	(720	)bp
Income from continuing operations attributable to ITT Inc.	87.0	88.3	(1.5%)		181.0	158.3	14.3%
(Loss) income from discontinued operations, net of tax	(0.1)	1.8	(105.6%)		(0.3)	2.0	(115.0%)
Net income attributable to ITT Inc.	86.9	90.1	(3.6%)		180.7	160.3	12.7%
All comparisons included within Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three and nine months ended September 30, 2016, unless stated otherwise.

Executive Summary
In the third quarter of 2017, we continued to optimize execution across the enterprise while driving growth and share gains in stabilizing key end-markets. We strengthened project performance within the Industrial Process segment, drove productivity improvements at our Connect and Control Technologies facilities, and continued to leverage the benefits of proactive restructuring in both businesses. In addition, productivity gains at our Motion Technologies segment helped offset much of the commodity cost headwinds we've experienced throughout the year.
We continued to grow in our key end-markets, including automotive, rail, and general industrial. In automotive we won positions on a significant number of new platforms in China and with electric and hybrid vehicles for both braking and charging components. In addition, we had key multi-year wins during the third quarter which included a large award for KONI shock absorbers which will be used in the defense market, as well as an award on a new multi-year rotorcraft platform.
During the third quarter we expanded innovation and testing capabilities for braking components in China to support market trends for electric vehicles and our new North American brake pad facility delivered their first pads. In addition, we continued to successfully integrate the operations of our first quarter 2017 acquisition of Axtone Railway Group (Axtone).
Our third quarter 2017 results include:

•
Revenue of $645.0, reflecting a year-over-year increase of $63.3, or 10.9%, driven by growth in the transportation end-markets due to the automotive and rail market, partially offset by lower revenues from the aerospace market. Industrial end-market revenues provided a modest gain during the quarter and revenues from the oil and gas end-market were flat to the prior year. Our acquisition of Axtone provided incremental revenue of $19.6. Organic revenue, which excludes the impacts from foreign exchange, acquisitions, and divestitures, increased 4.8% compared to the prior year.

•
Orders of $658.6, reflecting year-over-year growth of $85.2 or 14.9% driven by continued share gains in the global automotive brake pad markets and growth in industrial connectors and components partially offset by lower pump project activity. We also received incremental orders from our newly acquired Axtone business of $21.5. Organic orders, which excludes the impacts from foreign exchange, acquisitions, and divestitures, increased 8.4% compared to the prior year.

•
Operating income of $127.8, decreased $7.0, or 5.2%, reflecting a 340 basis point decline to operating margin, due to higher corporate costs, primarily related to incentive compensation and prior year insurance favorability, as well as a lower asbestos remeasurement benefit. These items more than offset the growth in segment operating income of $9.6 or 14.3% due to higher sales volumes, improvements in productivity and project performance, restructuring benefits, and favorable foreign currency impacts, partially offset by rising commodity costs and expenses related to the build-out of our new North American friction facility. Adjusted segment operating income which excludes the impacts of restructuring and realignment costs, certain asset impairment charges, acquisition-related expenses, and unusual or infrequent operating items increased $17.2, or 23.6%.

•
Income from continuing operations of $0.98 per diluted share was flat compared to the prior year. Adjusted income from continuing operations was $0.66 per diluted share, reflecting a $0.08, or 13.8%, increase compared to the prior year.

Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled "Key Performance Indicators and Non-GAAP Measures" for reconciliations between GAAP and non-GAAP metrics.

REVENUE

For the Three Months Ended September 30	2017	2016	Change	Organic Revenue Growth(a)
Industrial Process	$196.2	$195.0	0.6%	(0.1)%
Motion Technologies	300.1	238.7	25.7%	11.9%
Connect & Control Technologies	149.4	149.0	0.3%	(0.2)%
Eliminations	(0.7)	(1.0)	(30.0)%	—
Revenue	$645.0	$581.7	10.9%	4.8%

For the Nine Months Ended September 30	2017	2016	Change	Organic Revenue Growth(a)
Industrial Process	$574.6	$618.0	(7.0)%	(7.2)%
Motion Technologies	877.5	755.3	16.2%	8.8%
Connect & Control Technologies	452.3	446.8	1.2%	1.4%
Eliminations	(2.7)	(3.1)	(12.9)%	—
Revenue	$1,901.7	$1,817.0	4.7%	1.6%

(a)	See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue.
Industrial Process
Revenue for the three months ended September 30, 2017 increased $1.2 or 0.6%, which includes favorable foreign currency impacts of $1.4. Organic revenue during the three months ended September 30, 2017 was flat compared to the prior year as increases in aftermarket parts and service revenues of approximately 10% and an increase in baseline pumps of approximately 6% was offset by lower project pump revenue of approximately 14%, stemming from the mid-stream oil and gas and mining markets, and reduced valves sales primarily within the BioPharm market.
Revenue for the nine months ended September 30, 2017 decreased $43.4 or 7.0%, which includes favorable foreign currency impacts of $1.2. Organic revenue during the nine months ended September 30, 2017 decreased $44.6, or 7.2%. The decrease was driven by a decline in project pump revenue of approximately 26%, mostly due to lower North American oil and gas projects in backlog entering the year. Revenue from valves decreased approximately 12%. Revenues from aftermarket parts and service activity increased approximately 1%.
Orders decreased $5.6, or 2.8%, during the three months ended September 30, 2017, which includes favorable foreign currency impacts of $1.5. The decrease was primarily driven by lower project pump orders which declined approximately 10% due to stronger prior year North American petrochemical market orders, partially offset by higher order activity in the oil and gas and general industrial markets. Short-cycle orders declined approximately 2% as unfavorable timing related to parts activity was partially offset by growth in baseline pumps.
During the nine months ended September 30, 2017 orders increased $18.1, or 3.1%, which includes favorable foreign currency impacts of $1.2. The increase in orders reflects stronger aftermarket activity as orders for service and parts increased approximately 13% and 2%, respectively, and growth in short-cycle baseline pumps of approximately 4% due to stronger general industrial orders. Order activity for 2017 also included a $26 downstream oil and gas order in Africa received during the first quarter of 2017. Growth was partially offset by lower project pump orders in North America and Asia.
The level of order and shipment activity related to project pumps can vary significantly from period to period, which may impact year-over-year comparisons. Backlog as of September 30, 2017 was $375.5, reflecting an increase of $28.3, or 8.2%, from the December 31, 2016 level.

Motion Technologies
Revenue of $300.1 for the three months ended September 30, 2017 increased $61.4, or 25.7%, which includes incremental revenue of $19.6 from our 2017 acquisition of Axtone and favorable foreign currency translation impacts of $13.5. Revenue for the nine months ended September 30, 2017 increased $122.2, or 16.2%, which includes incremental revenue of $55.6 from our 2017 acquisition of Axtone and favorable foreign currency translation impacts of $0.4. During the three and nine months ended September 30, 2017, organic revenue increased $28.3, or 11.9%, and $66.2, or 8.8%, respectively. The growth in organic revenue for both periods was primarily driven by our friction materials business from our continued strength in the automotive OEM sales channel primarily due to market growth and share gains in China and Europe in both periods and North America in third quarter, as well as strength in the aftermarket brake pad sales channel. In addition, Wolverine contributed organic revenue growth of approximately 3% and 5% during the three and nine month periods, respectively, driven by global share gains in sealing solutions. Revenue from our KONI business increased by 16% during the third quarter reflecting growth in the European rail markets and higher demand in the high speed rail market in China. During the nine months ended September 30, 2017, KONI revenues grew 3% primarily stemming from activity on a U.S. defense program.
Orders for the three months ended September 30, 2017 increased $86.9, or 36.7%, including incremental orders of $21.5 from our 2017 acquisition of Axtone and favorable foreign currency translation impacts of $13.7. Orders for the nine months ended September 30, 2017 increased $136.5, or 17.9%, including incremental orders of $54.0 from our 2017 acquisition of Axtone and unfavorable foreign currency translation impacts of $0.2. During the three and nine months ended September 30, 2017 organic orders grew $51.7, or 21.8%, and $82.3, or 10.8%, respectively. The organic order increase in both periods reflects continued strength in OEM auto brake pads in our friction materials business as well as KONI, which grew approximately 95% and 21% in the three and nine months ended September 30, 2017, respectively, due to a large multi-year defense order in North America and share capture from new products in the China high speed rail market. In addition, Wolverine orders grew 2% and 5% due to strength in sealing solutions.
Connect & Control Technologies
GAAP revenue and organic revenue for the three months ended September 30, 2017 was flat compared to the prior year. Revenue for the nine months ended September 30, 2017 increased $5.5, or 1.2%, including unfavorable foreign currency translation impacts of $0.8. Revenue from the general industrial market was flat during the third quarter as higher revenue from connectors and actuation components was offset by lower energy absorption projects. Revenue from the general industrial market grew 4% during the nine months ended September 30, 2017 due to higher revenues from heavy vehicle and electric vehicle connectors. Revenue from the oil and gas connectors increased 28% and 34%, respectively, during the three and nine months ended September 30, 2017 due to stronger demand in the Middle East and continuing positive market trends. Aerospace and defense market revenues declined 2% and 3% during the three and nine months ended September 30, 2017, respectively, as weak commercial aerospace demand and impacts from restrictions on the sales of certain military-specification connectors were partially offset by rotorcraft share gains and defense component strength.
Orders for the three months ended September 30, 2017 increased $3.4, or 2.4%, including favorable foreign currency translation impacts of $0.6. Orders for the nine months ended September 30, 2017 decreased $2.8, or 0.6% versus the prior year, including unfavorable foreign currency translation impacts of $1.0. During the three and nine months ended September 30, 2017, orders from the general industrial markets increased 8% and 6%, respectively, due to increased activity for energy absorption and actuation components and electric vehicle connectors in North America. In addition, increased order activity from heavy vehicle connectors in China favorably impacted both periods. Aerospace and defense market order activity decreased 3% and 6%, respectively, due to weak commercial aerospace components and connectors, and impacts from restrictions on the sales of certain military-specification connectors. Orders for connectors associated with the oil and gas market grew approximately 21% and 36% during the three and nine month periods, respectively.
On July 11, 2017, the U.S. Defense Logistics Agency, Land and Maritime (DLA) issued a notice that it has removed our connectors business from the Qualified Products List (QPL) with respect to six military-specification connector products. At the time of this notice, these products had been subject to a previously-disclosed stop shipment/stop production order issued by DLA earlier this year. Annual sales of these military-specification connectors are estimated to range from $8 to $10. The Company will seek to restore its status on the QPL as expeditiously as possible but is unable to estimate how long this process will take. At this time, there is uncertainty whether there will be any further negative impacts to our revenue and results of operations related to the QPL removal.

GROSS PROFIT
Gross profit for the three months ended September 30, 2017 and 2016 was $203.1 and $183.9, reflecting a gross margin of 31.5% and 31.6%, respectively. Gross profit for the nine months ended September 30, 2017 and 2016 was $609.8 and $584.8, reflecting a gross margin of 32.1% and 32.2%, respectively. Unfavorable automotive and aerospace pricing and sales mix impacts, increased direct material costs due to higher commodity prices impacting our Motion Technologies segment, and unfavorable impacts from certain military-specification connectors were almost fully offset by improved project performance at our Industrial Process segment, lower labor costs as a result of restructuring benefits from our structural cost reset at our Industrial Process segment and operational improvements at our Connect & Control Technologies segment.
OPERATING EXPENSES

	Three Months			Nine Months
For the Periods Ended September 30	2017	2016	Change	2017	2016	Change
General and administrative expenses	$73.7	$59.2	24.5%	$205.2	$202.2	1.5%
Sales and marketing expenses	41.3	39.4	4.8%	128.3	128.7	(0.3)%
Research and development expenses	23.1	18.6	24.2%	68.2	58.9	15.8%
Asbestos-related benefit, net	(62.8)	(68.1)	(7.8)%	(33.0)	(40.3)	(18.1)%
Total operating expenses	$75.3	$49.1	53.4%	$368.7	$349.5	5.5%
Total Operating Expenses By Segment:
Industrial Process	$47.5	$51.2	(7.2)%	$134.8	$167.9	(19.7)%
Motion Technologies	43.9	33.3	31.8%	125.7	102.1	23.1%
Connect & Control Technologies	35.1	32.5	8.0%	113.6	103.7	9.5%
Corporate & Other	(51.2)	(67.9)	(24.6)%	(5.4)	(24.2)	(77.7)%
General and administrative (G&A) expenses for the three and nine months ended September 30, 2017 increased $14.5, or 24.5% and $3.0, or 1.5%, respectively. The increase in G&A expenses was primarily due to higher incentive compensation of $5.7 and $13.7, respectively, a pension curtailment of $3.7 in the third quarter of 2017, and higher legal expenses. Incremental costs related to our recently acquired Axtone business were $2.6 and $6.4, respectively. Savings from our past restructuring actions during both periods and lower restructuring costs of $14.8 during the nine-month period partially offset these costs in the third quarter and almost fully offset these costs during the nine months ended September 30, 2017. In addition, the nine-month period included unfavorable foreign currency impacts of $5.1 and a $5.0 legal accrual recorded during the second quarter of 2017, which were partially offset by a prior year trade name impairment of $4.1 and income of $3.8 related to an amendment to our environmental QSF in the second quarter of 2017.
Sales and marketing expenses for the three and nine months ended September 30, 2017 increased $1.9, or 4.8%, and decreased $0.4, or 0.3%, respectively, as incremental costs related to Axtone of $1.4 and $2.9, respectively, and higher overall selling costs at Motion Technologies were only partially offset by lower personnel costs at Industrial Process. During the nine months ended September 30, 2017, commissions to sales personnel at Industrial Process were favorable compared to the prior year, which contributed to the decline during the period.
Research and development expenses for the three and nine months ended September 30, 2017 increased $4.5, or 24.2%, and $9.3, or 15.8%, respectively, primarily due to increased product development activities at our Motion Technologies and Connect and Control Technologies segments. Incremental costs related to our acquisition of Axtone were $0.3 and $0.9 during the three and nine months ended September 30, 2017.
Asbestos-related benefit, net, decreased $5.3, or 7.8% and $7.3, or 18.1%, respectively, during the three and nine months ended September 30, 2017 due to a lower current year benefit from our annual remeasurement. See Note 17, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.

OPERATING INCOME

	Three Months				Nine Months
For the Periods Ended September 30	2017	2016	Change		2017	2016	Change
Industrial Process	$9.9	$4.3	130.2%		$32.0	$19.6	63.3%
Motion Technologies	49.1	45.2	8.6%		156.1	144.8	7.8%
Connect & Control Technologies	17.5	17.4	0.6%		47.5	46.6	1.9%
Segment operating income	76.5	66.9	14.3%		235.6	211.0	11.7%
Asbestos-related benefit, net	62.8	68.1	(7.8)%		33.0	40.3	(18.1)%
Other corporate costs	(11.5)	(0.2)	**		(27.5)	(16.0)	(71.9)%
Total corporate and other benefit	51.3	67.9	(24.4)%		5.5	24.3	77.4%
Total operating income	$127.8	$134.8	(5.2)%		$241.1	$235.3	2.5%
Operating margin:
Industrial Process	5.0%	2.2%	280	bp	5.6%	3.2%	240	bp
Motion Technologies	16.4%	18.9%	(250	)bp	17.8%	19.2%	(140	)bp
Connect & Control Technologies	11.7%	11.7%	—		10.5%	10.4%	10	bp
Segment operating margin	11.9%	11.5%	40	bp	12.4%	11.6%	80	bp
Consolidated operating margin	19.8%	23.2%	(340	)bp	12.7%	12.9%	(20	)bp
** Resulting percentage not considered meaningful.
Industrial Process operating income increased $5.6, or 130.2%, and operating margin increased 280 basis points to 5.0% for the three months ended September 30, 2017. The increase in operating income in the third quarter was primarily driven by improved project performance, favorable sales mix and pricing of approximately $3, and favorable foreign currency of $1.7. These items were partially offset by a pension curtailment of $3.7 recorded in the third quarter of 2017. Operating income increased $12.4, or 63.3%, and operating margin increased 240 basis points to 5.6% for the nine months ended September 30, 2017. The increase was primarily driven by improved project performance as well as net savings of approximately $20 due to restructuring benefits, productivity, and sourcing initiatives, a decrease in restructuring costs of $15 and a trade name impairment of $4.1 recorded in the second quarter of 2016. These items were partially offset by an unfavorable impact of approximately $20 from lower sales volume and a pension curtailment of $3.7 recorded in the third quarter of 2017.
Motion Technologies operating income for the three and nine months ended September 30, 2017 increased $3.9, or 8.6%, and $11.3, or 7.8%. Operating margin for the three and nine months ended September 30, 2017 decreased 250 basis points to 16.4% and 140 basis points to 17.8%, respectively. The increase in operating income was primarily driven by higher sales volume, which provided a benefit of approximately $14 and $31, respectively and productivity improvements at our brake component facilities. These items were partially offset by unfavorable pricing and sales mix, higher material costs, and incremental investments to support recent long-term global automotive platform wins. Foreign currency fluctuations provided a favorable impact of $1.4 during the third quarter and an unfavorable impact of $5 during the nine months ended September 30, 2017. In addition, our acquisition of Axtone produced an operating loss of $1.4 due to acquisition related costs of $2.6 during the third quarter of 2017 and provided an incremental increase to operating income of $2.2 during the nine months ended September 30, 2017.
Connect & Control Technologies operating income and margin for the three and nine months ended September 30, 2017 were flat in both periods. Operating income was favorably impacted by net savings of approximately $6 and $14, respectively, due to restructuring benefits, productivity, and sourcing initiatives, primarily at our North American Connector facility. These items were offset by unfavorable sales mix and pricing of approximately $3 and $7 for the three and nine months ended September 30, 2017, respectively, as well as unfavorable foreign currency impacts of $0.7 and $2.1, respectively. In addition, both periods include unfavorable impacts related to certain military-specification connectors and the nine-month period ended September 30, 2017 is impacted by a $5 legal accrual that was recorded in the second quarter of 2017.
Other corporate costs for the three and nine months ended September 30, 2017 increased $11.3 and $11.5, respectively, primarily reflecting higher incentive compensation costs of $8 and $10, respectively, and insurance-related benefits recorded in 2016. During the nine-month period ended September 30, 2017, disposal costs associated with a pending sale of property was partially offset by income of $3.8 related to an amendment to the environmental Qualified Settlement Fund (QSF) in the second quarter of 2017.

INTEREST AND NON-OPERATING INCOME AND EXPENSES, NET
During the three months ended September 30, 2017 and 2016, we recognized interest and non-operating expenses, net of $0.2 and $0.3, respectively. During the nine months ended September 30, 2017 and 2016, we recognized interest and non-operating expenses, net of $0.1 and $1.5, respectively. The change during the nine-month period was driven by an increase in interest income from time deposits in the current year.
INCOME TAX EXPENSE
For the three months ended September 30, 2017 and 2016, the Company recognized income tax expense of $40.6 and $46.1 and had an effective tax rate of 31.8% and 34.3%, respectively. For the nine months ended September 30, 2017 and 2016, the Company recognized income tax expense of $60.3 and $75.3 and had an effective tax rate of 25.0% and 32.2%, respectively. The lower year-to-date effective tax rate in 2017 is primarily due to a tax rate change on Korea deferred tax assets and an excess share-based compensation deduction due to the adoption of ASU 2016-09. The higher effective tax rate in 2016 was primarily driven by an increase in the deferred tax liability on foreign earnings which are not considered indefinitely reinvested. Refer to Note 2, Recent Accounting Pronouncements, for further information on ASU 2016-09. In addition, the Company continues to benefit from a larger mix of earnings in non-U.S. jurisdictions with favorable tax rates.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We have transferred, and plan to continue to, transfer cash between certain international subsidiaries and the U.S. and between our other international subsidiaries when it is cost effective to do so. Our intent is generally to indefinitely reinvest these funds outside of the U.S. consistent with our overall intention to support growth and expand in markets outside the U.S. through the development of products, increased non-U.S. capital spending and potentially the acquisition of foreign businesses. However, we have determined that certain undistributed foreign earnings generated in Luxembourg, Netherlands, Japan, Hong Kong, and South Korea should not be considered permanently reinvested outside of the U.S. Cash distributions from foreign countries amounted to $111.8 for the nine months ended September 30, 2017. Cash distributions from foreign countries amounted to $100.0 for the year ended December 31, 2016. The timing and amount of additional future distributions, if any, remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the third quarter of 2017, we declared a dividend of $0.128 per share for shareholders of record on September 11, 2017, which was paid on October 2, 2017. The dividend declared in the third quarter of 2017 is a 3.2% increase from the third quarter of 2016.
During the nine months ended September 30, 2017 and 2016, we repurchased 0.8 and 1.9 shares of common stock for $30.0 and $66.6, respectively, under our $1 billion share repurchase program. To date, under the program, the Company has repurchased 21.2 shares for $859.4.
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
Commercial Paper
We access the commercial paper market to supplement the cash flows generated internally and to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. As of September 30, 2017, we had an outstanding commercial paper balance of $130.9. The average outstanding commercial paper balance during the nine months ended September 30, 2017 was $131.6. There have been no material changes that have impacted our funding and liquidity capabilities since December 31, 2016.
Credit Facilities
Our revolving $500 credit agreement (the Revolving Credit Agreement) provides for increases of up to $200 for a possible maximum total of $700 in aggregate principal amount, at the request of the Company and with the consent of the institutions providing such increased commitments. The Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The provisions of the Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined therein, of at least 3.0 and a leverage ratio, as defined therein, of not more than 3.0. At September 30, 2017, we had $59.1 outstanding under the Revolving Credit Agreement and our interest coverage ratio and leverage ratio were within the prescribed thresholds. In the event of certain ratings downgrades of the Company, to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the Revolving Credit Agreement. The Revolving Credit Agreement matures in November 2021.

Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations, for the nine months ended September 30, 2017 and 2016.

For the Nine Months Ended September 30	2017	2016
Operating activities	$178.4	$146.7
Investing activities	(189.3)	(22.5)
Financing activities	(75.3)	(78.4)
Foreign exchange	22.3	9.0
Total net cash flow (used in) provided by continuing operations	(63.9)	54.8
Net cash (used in) provided by discontinued operations	(1.2)	5.3
Net change in cash and cash equivalents	$(65.1)	$60.1
Net cash provided by operating activities was $178.4 for the nine months ended September 30, 2017 compared to $146.7 for the nine months ended September 30, 2016. The change in net cash provided by operating activities primarily reflects an increase in segment operating income of approximately $14, after adjustments for non-cash charges, such as depreciation and amortization as well as higher incentive compensation payments in the prior year. These items were partially offset by an increase in asbestos-related payments of $15.0 due to the timing of insurance recoveries and higher postretirement contributions due to a voluntary contribution in the third quarter of $5. Unfavorable changes in working capital were almost fully offset by a decrease in restructuring payments in the current year.
Net cash used by investing activities was $189.3 for the nine months ended September 30, 2017, compared to $22.5 of cash used by investing activities during the same prior year period. The year-over-year increase reflects the purchase of Axtone for $113.7 (net of cash acquired), as well as higher capital expenditures which increased $11.1 primarily due to capacity expansion projects in support of global automotive friction growth. In addition, the 2016 result included $53.0 of cash provided by the maturity of investments (net of purchases).
Net cash used by financing activities was $75.3 reflecting a decrease of $3.1 for the nine months ended September 30, 2017 primarily due to a decrease of $38.0 in repurchases of ITT common stock as part of our Share Repurchase Plan partially offset by a $31.4 decrease in net borrowings and lower proceeds of $2.1 from employee stock option exercises.
Net cash used by discontinued operations was $1.2 for the nine months ended September 30, 2017 compared to net cash provided by discontinued operation for the nine months ended September 30, 2016 of $5.3. The change of $6.5 is primarily driven by a cash payment in the prior year from Xylem Inc. related to the Tax Matters Agreement.

Asbestos
Based on the estimated undiscounted asbestos liability as of September 30, 2017 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 43% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers and our expectation that certain insurance policies will exhaust within the next 10 years. In the 10th year of our estimate, our insurance recoveries are currently projected to be approximately 18%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at September 30, 2017.
Further, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended and such cash payments will continue for a number of years beyond the next 10 years due to the significant proportion of future claims included in the estimated asbestos liability and the delay between the date a claim is filed and when it is resolved. Subject to these inherent uncertainties, it is expected that cash payments related to pending claims and claims to be filed in the next 10 years will extend through approximately 2031.
Although asbestos cash outflows can vary significantly from year to year, our current net cash outflows for defense and indemnity, net of tax benefits, are projected to average $15 to $25 over the next five years and increase to an average of approximately $30 to $40 per year over the remainder of the projection period. Total net cash outflows, net of tax, averaged $13, including certain administrative costs such as legal related costs for insurance asset recoveries, over the past three annual periods.
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

KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews a variety of key performance indicators including revenue, segment operating income and margins, earnings per share, order growth, and backlog, some of which are non-GAAP financial measures. In addition, we consider certain other measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions, dividends, and share repurchases. These other metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

■
"organic revenue" and "organic orders" are defined as revenue and orders, excluding the impacts of foreign currency fluctuations, acquisitions, and divestitures. Divestitures include sales of portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Management believes that reporting organic revenue and organic orders provides useful information to investors by helping identify underlying trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. Reconciliations of organic revenue for the three and nine months ended September 30, 2017 are provided below.

Three Months Ended September 30	Industrial Process	Motion Technologies	Connect & Control Technologies	Eliminations	Total ITT
2017 Revenue	$196.2	$300.1	$149.4	$(0.7)	$645.0
(Acquisitions)/divestitures, net	—	(19.6)	—	—	(19.6)
Foreign currency translation	(1.4)	(13.5)	(0.7)	—	(15.6)
2017 Organic revenue	$194.8	$267.0	$148.7	$(0.7)	$609.8

2016 Revenue	$195.0	$238.7	$149.0	$(1.0)	$581.7
Organic (decline) growth	(0.1)%	11.9%	(0.2)%		4.8%

Nine Months Ended September 30
2017 Revenue	$574.6	$877.5	$452.3	$(2.7)	$1,901.7
(Acquisitions)/divestitures, net	—	(55.6)	—	—	(55.6)
Foreign currency translation	(1.2)	(0.4)	0.8	—	(0.8)
2017 Organic revenue	$573.4	$821.5	$453.1	$(2.7)	$1,845.3

2016 Revenue	$618.0	$755.3	$446.8	$(3.1)	$1,817.0
Organic (decline) growth	(7.2)%	8.8%	1.4%		1.6%

Reconciliations of organic orders for the three and nine months ended September 30, 2017 are provided below:

Three Months Ended September 30	Industrial Process	Motion Technologies	Connect & Control Technologies	Eliminations	Total ITT
2017 Orders	$193.3	$323.7	$142.5	$(0.9)	$658.6
(Acquisitions)/divestitures, net	—	(21.5)	—	—	(21.5)
Foreign currency translation	(1.5)	(13.7)	(0.6)	—	(15.8)
2017 Organic orders	$191.8	$288.5	$141.9	$(0.9)	$621.3

2016 Orders	$198.9	$236.8	$139.1	$(1.4)	$573.4
Organic (decline) growth	(3.6)%	21.8%	2.0%		8.4%

Nine Months Ended September 30
2017 Orders	$605.5	$899.9	$452.7	$(2.6)	$1,955.5
(Acquisitions)/divestitures, net	—	(54.0)	—	—	(54.0)
Foreign currency translation	(1.2)	(0.2)	1.0	0.1	(0.3)
2017 Organic orders	$604.3	$845.7	$453.7	$(2.5)	$1,901.2

2016 Orders	$587.4	$763.4	$455.5	$(3.5)	$1,802.8
Organic growth (decline)	2.9%	10.8%	(0.4)%		5.5%

■
"adjusted segment operating income" is defined as operating income, adjusted to exclude special items that include, but are not limited to, restructuring costs, realignment costs, certain asset impairment charges, certain acquisition-related expenses, and unusual or infrequent operating items. Special items represent significant charges or credits that impact current results, which management views as unrelated to the Company's ongoing operations and performance. We believe that adjusted segment operating income is useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.

Reconciliations of segment operating income to adjusted segment operating income for the three and nine months ended September 30, 2017 and 2016 are provided below.

Three Months Ended September 30, 2017	Industrial Process	Motion Technologies	Connect & Control Technologies	Total Segment
Segment operating income	$9.9	$49.1	$17.5	$76.5
Restructuring costs	3.2	0.5	1.6	5.3
Acquisition-related expenses	—	2.9	0.4	3.3
Realignment costs and other(a)	3.7	—	1.2	4.9
Adjusted segment operating income	$16.8	$52.5	$20.7	$90.0
Nine Months Ended September 30, 2017
Segment operating income	$32.0	$156.1	$47.5	$235.6
Restructuring costs	4.9	1.3	2.8	9.0
Acquisition-related expenses	—	3.7	0.4	4.1
Realignment costs and other(a)	4.8	—	8.5	13.3
Adjusted segment operating income	$41.7	$161.1	$59.2	$262.0

Three Months Ended September 30, 2016	Industrial Process	Motion Technologies	Connect & Control Technologies	Total Segment
Segment operating income	$4.3	$45.2	$17.4	$66.9
Restructuring costs	2.9	1.1	—	4.0
Acquisition-related expenses	—	0.6	—	0.6
Realignment costs and other(a)	—	—	1.3	1.3
Adjusted segment operating income	$7.2	$46.9	$18.7	$72.8
Nine Months Ended September 30, 2016
Segment operating income	$19.6	$144.8	$46.6	$211.0
Restructuring costs	19.9	2.5	0.9	23.3
Acquisition-related expenses	—	2.8	1.5	4.3
Realignment costs and other(a)	4.1	(0.1)	3.4	7.4
Adjusted segment operating income	$43.6	$150.0	$52.4	$246.0

(a)
Primarily reflects realignment costs associated with an action to move certain production lines in our Connect & Control Technologies segment in 2017 and 2016, a legal accrual of $5.0 in 2017 in our Connect & Control Technologies segment in the second quarter of 2017, a $3.7 pension curtailment in the third quarter of 2017 at our Industrial Process segment, and costs associated with a management reorganization at our Industrial Process segment during the first quarter of 2017. In the second quarter of 2016, an impairment of $4.1 was recorded at our Industrial Process segment for trade names as a result of the downturn in the upstream oil and gas market.

■
"adjusted income from continuing operations" and "adjusted income from continuing operations per diluted share" are defined as income from continuing operations attributable to ITT Inc. and income from continuing operations attributable to ITT Inc. per diluted share, adjusted to exclude special items that include, but are not limited to, asbestos-related costs, restructuring costs, realignment costs, certain asset impairment charges, certain acquisition-related expenses, income tax settlements or adjustments, and unusual or infrequent non-operating items. Special items represent significant charges or credits, on an after-tax basis, that impact current results, which management views as unrelated to the Company's ongoing operations and performance. We believe that adjusted income from continuing operations is useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.

A reconciliation of adjusted income from continuing operations, including adjusted income from continuing operations per diluted share, is provided below.

	Three Months		Nine Months
For the Periods Ended September 30	2017	2016	2017	2016
Income from continuing operations attributable to ITT Inc.	$87.0	$88.3	$181.0	$158.3
Net asbestos-related benefit, net of tax expense of $23.2, $25.2, $12.2 and $14.9, respectively	(39.6)	(42.9)	(20.8)	(25.4)
Restructuring costs, net of tax benefit of $1.3, $3.3, $2.6 and $6.3, respectively	3.4	0.7	6.4	17.5
Realignment costs, net of tax benefit of $0.7, $0.7, $3.4 and $1.4, respectively(a)	0.8	1.3	5.6	2.8
Tax-related special items(b)	1.3	5.1	(5.0)	8.6
Acquisition-related costs, net of tax benefit of $0.6, $0.4, $0.9, and $1.7, respectively	2.9	0.2	3.4	2.6
Other unusual or infrequent items, net of tax benefit of $1.4, $0.2, $0.0 and $0.1, respectively(c)	2.3	(0.7)	2.8	1.1
Adjusted income from continuing operations attributable to ITT Inc.	$58.1	$52.0	$173.4	$165.5
Income from continuing operations attributable to ITT Inc. per diluted share	$0.98	$0.98	$2.03	$1.76
Adjusted income from continuing operations attributable to ITT Inc. per diluted share	$0.66	$0.58	$1.95	$1.84

(a)
Realignment costs include 2017 costs associated with the pending sale of excess property, costs associated with a management reorganization at our Industrial Process segment in the first quarter of 2017 and costs associated with an action to move certain production lines in our Connect & Control Technologies segment in both 2017 and 2016.

(b)
Tax-related special items for the three and nine months ended September 30, 2017 primarily relate to tax expense due to the distribution of foreign earnings offset by a tax benefit on undistributed foreign earnings and tax benefits on uncertain tax positions. Tax-related special items for the three and nine months ended September 30, 2016 primarily relate to tax expense due to distributions of foreign earnings offset by a benefit for previously unrecognized tax positions.

(c)
Other unusual or infrequent items in 2017 primarily consist of a pension curtailment, as well as second quarter items which include a legal accrual of $5, income of $3.8 related to an amendment to the environmental QSF and interest income from the reversal of uncertain tax positions taken in prior years. Other unusual or infrequent items in 2016 primarily consist of an impairment of $4.1 recorded in the second quarter of 2016 at our Industrial Process segment for trade names as a result of the downturn in the upstream oil and gas market offset by interest income from the reversal of uncertain tax positions taken in prior years.

■
"adjusted free cash flow" is defined as net cash provided by operating activities less capital expenditures, adjusted for cash payments for restructuring costs, realignment actions, net asbestos cash flows and other significant items that impact current results which management views as unrelated to the Company's ongoing operations and performance. Due to other financial obligations and commitments, including asbestos expenses, the entire free cash flow may not be available for discretionary purposes. We believe that adjusted free cash flow provides useful information to investors as it provides insight into the primary cash flow metric used by management to monitor and evaluate cash flows generated by our operations. A reconciliation of adjusted free cash flow is provided below.

For the Nine Months Ended September 30	2017	2016
Net cash provided by operating activities	$178.4	$146.7
Capital expenditures	(79.2)	(68.1)
Restructuring cash payments	13.8	22.7
Net asbestos cash flows	39.5	24.5
Realignment and discretionary pension payments	12.2	4.2
Adjusted free cash flow	$164.7	$130.0
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
The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.
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
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to the variables and uncertainties inherent in the long-term projection of the Company's asbestos exposures and potential recoveries. As of September 30, 2017, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $875.5, including expected legal fees, and an associated asset of $374.3 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $501.2.
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
Other Matters
The Company received a civil subpoena from the Department of Defense, Office of the Inspector General, in the second quarter of 2015 as part of an investigation being led by the Civil Division of the U.S. Department of Justice (DOJ). The subpoena and related investigation involve certain connector products manufactured by the Company’s Connect & Control Technologies segment that are purchased or used by the U.S. government. In addition, in the third quarter of 2017, the Company learned that the Criminal Division of DOJ is also investigating this matter. The Company is cooperating with the government and has produced documents responsive to the subpoena to the Civil Division. Based on its current analysis following discussions with DOJ to resolve the civil matter, the Company has accrued $5 as its current best estimate of the minimum amount of probable loss. It is reasonably possible that any actual loss related to this matter may be higher than this amount, but at this time management is unable to estimate a range of potential loss in excess of the amount accrued.

ITEM 1A.	RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, "Risk Factors," of our 2016 Annual Report, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer and affiliated purchasers

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
7/1/2017 - 7/31/2017	—	$—	—	$140.6
8/1/2017 - 8/31/2017	—	$—	—	$140.6
9/1/2017 - 9/30/2017	—	$—	—	$140.6

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, our Board of Directors approved a three-year $1 billion Share Repurchase Program. On December 16, 2008, our Board of Directors modified the provisions of the Share Repurchase Program to replace the original three-year term with an indefinite term. As of September 30, 2017, we had repurchased 21.2 shares for $859.4, including commissions, under the Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control. As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of Euros 1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through September 30, 2017, however, Bornemann did pay fees in 2016 of approximately Euros 11 thousand to the German financial institution which is maintaining the Bond.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders' Equity, and (vi) Notes to Consolidated Condensed Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/S/ STEVEN C. GIULIANO
Steven C. Giuliano
Vice President and Chief Accounting Officer
(Principal accounting officer)
November 2, 2017