Form 10-K
period 2017-12-31
ITT Inc.
filed 2018-02-16
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 Form 10-K
ANNUAL REPORT
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐ (Do not check if a smaller reporting company)		Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2017 was approximately $3.5 billion. As of February 14, 2018, there were outstanding 88.2 million shares of common stock, $1 par value, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2018 Annual Meeting of Shareholders are incorporated by reference in Part II and Part III of this Form 10-K.

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
We are a global company with approximately 10,000 employees in approximately 35 countries and 2017 revenue of $2.6 billion, which we derived from sales in more than 100 countries. In 2017, 67% of our sales were outside the U.S., including 33% from emerging markets. Accordingly, approximately half of our manufacturing facilities are outside of the U.S. in order to achieve strategic proximity to customers, further increase global sales and market share, and lower costs.
We have a balanced and diversified portfolio of businesses, which are organized in three segments – Industrial Process, Motion Technologies, and Connect & Control Technologies. Our businesses share a common, repeatable operating model centered on our engineering aptitude. Each business applies its technology and engineering expertise to solve some of the most pressing challenges of our customers. Our applied engineering provides a special business fit with our customers given the critical nature of their applications. This in turn provides us with unique insight into our customers' requirements and enables us to develop solutions to better assist our customers to achieve their business goals. Our technology and customer intimacy together produce opportunities to capture recurring revenue streams, aftermarket opportunities and long-lived platforms from original equipment manufacturers (OEMs).
We possess strong leading brands, such as Goulds Pumps, Bornemann, Engineered Valves, Cannon, VEAM, BIW Connector Systems, KONI, Axtone, Wolverine, Enidine, Aerospace Controls, and ITT, in many of our niche markets. These brands are associated with quality, reliability, durability, and engineering excellence. Our brands extend internationally and participate in emerging markets including China, Mexico, Brazil, Saudi Arabia, and Russia.
We are committed to creating long-term sustainable value for all of our stakeholders, supported by our balanced operating strategy designed to achieve long-term profitable growth. The elements of this strategy are disciplined organic growth through global market expansion and new product development, combined with operational improvements that focus on the principles of Lean Six Sigma (herein referred to as Lean) to reduce costs and cycle times while improving overall productivity, quality, and safety on a continuing basis. We have also moved beyond the factory floor to improve the efficiency of other critical processes in the value chain to become a truly lean enterprise. This initiative encompasses not only core Lean problem solving and continuous improvement principles, but also leadership, talent and cultural aspects.
Given these dynamics and our technology investments, global reach and vibrant brands, we believe we have the opportunity to continue to expand geographically, broaden our product lines, improve our market position, and increase earnings through organic revenue growth, and operational efficiencies and through targeted acquisitions. We continue to prioritize deploying capital for organic growth before acquisitive growth. Our acquisition strategy generally targets firms in similar businesses and end-markets that have unique and differentiated products, services, and technologies. Effective capital deployment, including resource optimization and a disciplined focus on liquidity and cash management, is a major part of how we plan to achieve our financial performance goals.

Segment Information
See Note 3, Segment Information, to the Consolidated Financial Statements for financial information about each of our segments.
Industrial Process
The Industrial Process segment, commonly referred to as IP, is an original equipment manufacturer and aftermarket parts and service provider offering an extensive portfolio of industrial pumps, valves, plant optimization systems, and related services. IP is aligned around three product categories – Industrial Products, Engineered Systems, and Aftermarket Solutions – serving an extensive base of customers from large multi-national companies and engineering, procurement and construction (EPC) firms to regional distributors and end-user customers. IP has a global manufacturing footprint with significant operations located in the United States, South Korea, and Germany. IP's customers operate in global infrastructure and natural resource markets such as oil and gas, chemical and petrochemical, pharmaceutical, general industrial, mining, pulp and paper, food and beverage, and power generation. Brands include Goulds Pumps, Bornemann, Engineered Valves, PRO Services, and C'treat.
Industrial Products
Industrial Products designs and manufactures configured-to-order industry standards-based industrial pumps, valves, and equipment for both original equipment installations and replacement parts and pumps. These products include a broad portfolio of centrifugal process pumps and engineered industrial and sanitary valves.
Engineered Systems
Engineered Systems provides highly engineered and customized pumping systems typically used in severe service conditions via both original equipment installations and replacement parts and pumps. Products include API (American Petroleum Institute) centrifugal pumps, vertical centrifugal pumps, twin screw and positive displacement pumps, and water systems. Our pumping systems are generally part of larger capital projects, which have longer lead times and are generally managed by EPC firms.
Aftermarket Solutions
Aftermarket Solutions provides customers with parts, services, and plant optimization solutions that reduce total cost of ownership for pumps and rotating equipment. In addition to providing standard repairs and upgrades, the business also develops engineered solutions for specific customer process issues. Examples include innovative technologies like PumpSmart Controllers and i-ALERT2 Equipment Health Monitoring Devices to control and monitor pumps and other rotating equipment in an industrial environment.
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
The pump and valve markets served are highly competitive, especially in the last few years, due to uncertainty and volatility in the oil and gas market. For most of our products there are hundreds of regional competitors and a limited number of larger global peers. Primary customer purchase decision drivers include price, delivery terms, and on-time performance, brand recognition and reputation, perceived quality, breadth of product and service offerings, commercial terms, technical support and localization. Pricing can be very competitive for large projects because of overcapacity, fewer investment projects, and aftermarket opportunities for the original equipment provider.
Motion Technologies
The Motion Technologies segment, commonly referred to as MT, is a manufacturer of braking pads, shims, shock absorbers, and energy absorption components, and sealing technologies primarily for the transportation industry, including passenger cars, light- and heavy-duty commercial and military vehicles, buses, and rail. MT consists of three business units, Friction Technologies, Wolverine, and KONI.
Friction Technologies
Our Friction Technologies business manufactures a range of brake pads installed as original equipment (OE) pads on passenger cars and light- and heavy-duty commercial vehicles. Demand for MT's products stem from a variety of end customers and automotive platforms around the world. OE pads are sold either directly to original equipment manufacturers (OEMs) or to Tier-1 brake manufacturers. Our OE pads are designed to meet customer specifications and environmental regulations, and to satisfy an array of performance standards and geographic applications. Most automobile OEM platforms (car model) require specific brake pad formulations and have demanding delivery and volume schedules.

Friction Technologies also manufactures aftermarket brake pads designed for the automotive service and repairs market. This market consists of both OE dealers, also referred to as original equipment spares (OES) networks, and independent aftermarket (AM) networks. Brake pads sold within the OES network generally match the specifications of an original auto platform OE brake pad, while our catalog of AM pads feature technology designed to provide a range of braking performance levels. Within the service and repairs market, pads are sold either directly to OE manufacturers or Tier-1 brake manufacturers (such as Continental or TRW) or indirectly through independent distributor channels.
Combined sales to Continental and TRW, MT's two largest customers, were 35% of 2017 MT revenue, however, 43% of the Continental and TRW derived revenue is directly attributable to OES supply agreements signed directly with OEMs. Also, in many cases OEMs specify the use of our pads in a braking system with brake manufacturers, such as Continental and TRW.
Wolverine
Wolverine is a manufacturer of customized damping technologies for automotive braking systems and specialized gasket sealing solutions for harsh operating environments across a range of industries. Brake shims are thin metal and rubber adhesive dampeners that fit onto the brake pad and against the brake caliper to prevent excessive noise and vibration. Gaskets are an anti-vibration solution and a sealing solution that prevent fluid spillage with applications to engines, transmissions, exhaust systems, fuel systems, and a variety of pneumatic systems.
KONI & Axtone
The KONI and Axtone businesses are organized into three main product groups: railway rolling stock; car & racing; and bus, truck & trailer.
Railway Rolling Stock provides a wide range of equipment for passenger rail, locomotives, freight cars, high speed trains and light rail. Offerings include customized energy absorption solutions, hydraulic shock absorbers (primary, lateral, and inter-car), yaw dampers, springs, visco-elastic and hydraulic buffers, and coupler components. Revenue opportunities for our rail damping systems are balanced between OE and AM customers. Sales are either directly to train manufacturers, train operators carrying out scheduled train maintenance programs, or indirectly through distributors.
Car & Racing features performance shock absorbers often using our Frequency Selective Damping (FSD) technology. FSD products generally have been used by car and racing enthusiasts who desire to modify their cars for increased handling performance and comfort, and are now also being incorporated into OEM platform designs. KONI car shock absorbers are sold all over the world, through a distribution network that markets KONI products into specific geographies or customer groups.
Bus, Truck & Trailer manufactures shock absorbers and bus dampers, for sale to both OEM and AM customers.
MT has a market reputation, derived from many years of mutual collaboration with major OEMs, of customer satisfaction, quality and on-time delivery. MT has a global manufacturing footprint, with production facilities in Western Europe, Eastern Europe, China, and North America.
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
Competitive drivers in the rail damping systems business include price, technical expertise and product performance. Rail damping systems are considered critical components because of safety requirements and thus they have to be specifically designed according to many different train applications, and must satisfy strict compliance requirements. MT is a leader in the rail dampers component of the complete rail damper system in Europe and continues to gain market share in China.

Connect & Control Technologies
During the first quarter of 2017, we combined our former Interconnect Solutions and Control Technologies segments to form Connect & Control Technologies. The Connect & Control Technologies segment, commonly referred to as CCT, designs and manufactures a range of highly engineered connectors and specialized control components for critical applications supporting various markets including aerospace, defense, industrial, transportation, medical, and oil and gas. CCT’s products are often part of long-lived platforms that provide for recurring aftermarket and replacement opportunities. CCT has organized its business around product offerings and end-user markets, with dedicated teams that specialize in solutions for their specific markets, providing focused customer support and expertise.
CCT has a global production footprint, including major facilities in the United States, Mexico, Germany, and China, which provides close geographic proximity to key customers. CCT competes with a large number of competitors in highly fragmented industries. CCT’s competitors can range from large public multi-national corporations to small privately held local firms, depending on the product line and region. CCT's ability to compete successfully depends upon numerous factors, including quality, price, availability, performance, brand recognition, customer service, innovation, application expertise and previous installation history. In addition, collaboration with customers to deliver a wide range of product offerings has allowed CCT to compete effectively, to cultivate and maintain customer relationships, and to expand into new markets. CCT products are sold directly and through numerous channels including distributors. CCT has long-lasting relationships with distributors, as many have been selling certain CCT products for over 70 years. Sales to distributors represented approximately 30% of 2017 CCT revenue.
Connector Products
The connector product portfolio includes high performance electrical connectors of the following types: Circular, Rectangular, Radio Frequency, Fiber Optic, D-sub Miniature, Micro-Miniature and cable assemblies. Brands include Cannon, VEAM and BIW Connector Systems, which deliver solutions to enable the transfer of data, signal, and power into various end-user markets including aerospace, defense, industrial, transportation, medical, and oil and gas. These brands are known for high-performance, high-reliability solutions which withstand high vibrations and are resistant to dirt and fluids. In certain harsh environment niche markets, our connector products are considered market leaders because of their technological capabilities, cost performance, and global footprint.
Products for the aerospace and defense markets include industry standards-based connectors and customized solutions for most segments of the commercial aviation and defense industries. These products are designed to withstand the extreme shock, exposure, and vibration environments that are typical in aviation and military applications and where reliability and safety are critical factors.
Products for the industrial markets include connectors for industrial production equipment, industrial electronics and instruments, and other industrial and medical applications. Products for the transportation markets include connectors for high-speed, mainline, metro and light passenger rail, heavy-duty vehicles, and electric vehicle applications.
Products for the oil and gas markets include connectors that provide power for electric submersible pumps in oil and gas wells, reservoir monitoring instruments, and electrical downhole heaters. Oil and gas product applications include electrical power penetrations for wellheads, packers, and pods that are able to accommodate any size and provide for multiple sealing strategies and ratings.
Control Products
The control product portfolio provides actuation, fuel management, noise and energy absorption, and environmental control system applications, with a specialized set of design and application engineering skills and capabilities that enables CCT to engineer differentiated custom solutions for unique applications for the aerospace and defense, and industrial markets.
Control products for the aerospace and defense markets consist of fuel and water pumps, valves, electro-mechanical rotary and linear actuators, and pressure, temperature, limit, and flow switches for various aircraft systems. These products also include stowage bin rate controls, rotary hinge dampers and actuators, seat recline locks and control cables, electromechanical seat actuation, a variety of engineered elastomer isolators to protect equipment and keep the interior of the aircraft quiet, certain energy absorption products and other aerospace components. Other control products for this market include environmental control systems such as climate control and ice protection heaters, composite conveyance ducting and acoustically engineered inlets and exhausts for auxiliary power units.
Control products for the industrial markets include large and small bore shock absorbers, linear and rotary actuators, and process control instrumentation, such as high and low pressure regulators and flow, temperature, and pressure switches. The shock absorbers and actuators serve a wide range of applications in a diverse set of end-markets including production, packaging, and factory automation. The process control products primarily serve the chemical, petrochemical, and energy segments of the industrial market.

Other Company Information
Materials
All of our businesses require various OEM products, manufactured components, and raw materials; the availability and prices of which may fluctuate. The principal OEM products and manufactured components assembled into our products include motors, castings, mechanical seals, machined castings, metal fabrications and miscellaneous metal, plastic, or electronic components. The primary raw materials used in manufacturing our products include steel, gold, copper, nickel, iron, aluminum, tin, and rubber, as well as specialty alloys, including titanium. Materials are purchased in various forms, such as sheet, bar, rod and wire stock, pellets, and metal powders.
Raw materials, supplies and product subassemblies are purchased from third-party suppliers, contract manufacturers, and commodity dealers. For most of our products, we have existing alternate sources of supply, or such materials are readily available. In some instances we depend on a single source of supply, manufacturing or assembly, or participate in commodity markets that may be subject to a limited number of suppliers.
We continually monitor the business conditions of our supply chain to maintain our market position and to avoid potential supply disruptions. There have been no raw material shortages that have had a material adverse impact on our business as a whole, and we have been able to develop a robust supply chain such that we do not anticipate shortages of such materials in the future.
Although some cost increases may be recovered through increased prices to customers, our operating results are generally exposed to fluctuations due to inflation of prices for raw materials and commodities. When practical, we attempt to control such costs through fixed-priced contracts with suppliers. We typically acquire materials and components through a combination of blanket and scheduled purchase orders to support our materials requirements for an average of four to eight weeks, with the exception of some specialty materials. From time to time, we experience price volatility or supply constraints for raw materials based on market supply and demand dynamics. In limited circumstances, we may have to obtain scarce components for higher prices on the spot market, which may have a negative impact on gross margin and can periodically create a disruption to production and delivery. We also acquire certain inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price, and availability of supply. We evaluate hedging opportunities to mitigate or minimize the risk of operating margin erosion resulting from the volatility of commodity prices.
Manufacturing Methods
We utilize two primary methods of fulfilling demand for products: build-to-order and engineer-to-order. Build-to-order consists of assembling a group of products with the same pre-defined specifications, generally for our OEM customers. Engineer-to-order consists of assembling a customized system according to a customer’s individual order specifications. In both cases, we offer design, integration, test and other production value-added services. We employ build-to-order capabilities to maximize manufacturing and logistics efficiencies by producing high volumes of basic product configurations. Engineering products-to-order permits the configuration of units to meet the customized requirements of our customers. Our inventory management and distribution practices in both build-to-order and engineer-to-order seek to minimize inventory holding periods, and improve customer delivery performance.
Backlog
Our backlog represents firm orders that have been received, acknowledged and entered into our production systems. Our backlog may vary due to market volatility or other changes in macroeconomic conditions. In addition, delivery schedules vary from customer to customer based on their requirements. For example, large complex projects in specialized markets such as oil and gas, chemical, and mining at IP require longer lead times and production cycles. Delivery delays could arise from supply chain limitations, internal production challenges, changes in the customer’s requirements, or technical difficulties. Total backlog as of December 31, 2017 and 2016 was $869.7 and $785.1, respectively. Total backlog by segment as of December 31, 2017 and 2016 was: IP - $336.5 and $347.2; MT - $299.7 and $201.2; and CCT - $233.5 and $236.7. We expect to satisfy nearly all December 31, 2017 backlog commitments during 2018.

Intellectual Property
We generally seek patent protection for certain inventions and improvements that are likely to be incorporated into our products or where proprietary rights are expected to improve our competitive position. The highly customized application engineering embedded within our products, our proprietary rights, and our knowledge capabilities all contribute to enhancing our competitive position.
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
Research and Development
Research and Development (R&D) is a key element of our engineering culture and is generally focused on the design and development of products and solutions that anticipate customer needs and emerging trends. Our approach to R&D often begins by working with our customers to address a problem, then engineering a solution to the particular customer need. As a result, our R&D is based on taking technology quickly to the tangible phase, increasing the competitive offering, and increasing the customer service experience through engineered application solutions. During 2017, 2016 and 2015, we recognized R&D expenses of $93.7, $80.8, and $78.9, respectively, which were 3.6%, 3.4%, and 3.2%, of revenues, respectively.
Cyclicality and Seasonality
Many of the businesses in which we operate are subject to specific industry and general economic cycles. We consider our connector products in our CCT segment to be an early cycle business, meaning it generally is impacted more in the early portion of an economic cycle, while the automotive and aerospace components businesses tend to be impacted in the middle portion of the cycle and the industrial pump business typically is impacted late in the economic cycle.
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
Environmental Matters
We are subject to stringent federal, state, local, and foreign environmental laws and regulations concerning air emissions, water discharges and waste disposal. In the U.S., these include, but are not limited to, the Federal Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Environmental requirements are significant factors affecting our operations. We have established an internal program to assess compliance with applicable environmental requirements at our facilities. The program, which includes periodic audits of many of our locations, including our major operating facilities, is designed to identify problems in a timely manner, correct deficiencies and prevent future noncompliance.
We closely monitor our environmental responsibilities, together with trends in environmental laws. In addition, we have purchased insurance protection against certain environmental risks arising from our business activities. Environmental laws and regulations are subject to change, however, and the nature and timing of such changes, if any, is difficult to predict. As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements. See "Critical Accounting Estimates" within Item 7, Management's Discussion and Analysis, as well as Note 18, Commitments and Contingencies, to the Consolidated Financial Statements for additional information regarding environmental matters.
Employees
As of December 31, 2017, we had approximately 10,000 employees, of which approximately 3,100 were located in the U.S. Approximately 20% of our U.S. employees are represented by unions. We also have unionized employees in Italy, Germany, and Brazil. No one unionized facility accounts for more than 11% of ITT's total revenues. Although our relations with our employees are strong and we have not experienced any material strikes or work stoppages recently, we can provide no assurance that we will not experience these or other types of conflict with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor.

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
Acquisitions
On March 31, 2015, we completed the acquisition of Environmental Control Systems (f/k/a Hartzell Aerospace), a designer and manufacturer of products to support aerospace applications. Environmental Control Systems is included as part of our Connect & Control Technologies segment.
On October 5, 2015, we completed the acquisition of Wolverine Automotive Holdings Inc., the parent company of Wolverine Advanced Materials LLC (Wolverine). Wolverine is a manufacturer of customized technologies for automotive braking systems and specialized sealing solutions. Wolverine is included as part of our Motion Technologies segment.
On January 26, 2017, we completed the acquisition of Axtone Railway Components (Axtone), a leading manufacturer of highly engineered and customized components for railway and other harsh-environment industrial markets. Axtone is included as part of our Motion Technologies segment.
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
Our operating results and our ability to maintain liquidity or procure capital may be adversely affected by unfavorable or uncertain global economic and capital market conditions.
We have experienced and expect to continue to experience volatility in revenues, operating results and profitability. We have undertaken measures to reduce the impact of this volatility through diversification of markets and expansion of geographic regions in which we operate. The end markets we serve include automotive, aerospace, oil and gas, industrial, mining, chemical, and defense, each of which is impacted by specific industry and general economic cycles. Important factors impacting our businesses include, but are not limited to, the overall strength of the global economy and our customers’ confidence in local and global macroeconomic conditions, industrial spending, tax rates, interest rates, the availability of commercial financing, and regulations in the jurisdictions in which we operate. Instability in the global credit markets and geopolitical environment in many parts of the world may put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets or regions deteriorate, we may experience material impacts on our financial statements.
We closely monitor the credit worthiness of our insurers and customers and evaluate their ability to service their obligations to us. However, adverse changes to financial conditions could jeopardize these counterparty obligations. A tightening of credit markets may reduce funds available to our customers to pay for our products and services for a prolonged and perhaps unknown period of time. Restrictive credit markets may also result in customers extending terms for payment and may result in our having higher customer receivables with increased risk of default.
Should market conditions deteriorate, this may also adversely affect our ability to manage inventory levels and maintain current levels of profitability. If, for any reason, we lose access to our currently available lines of credit, or if we are required to raise additional capital, we may be unable to do so, or we may be able to do so only on unfavorable terms. Deteriorating market conditions could also indicate an impairment in the value of our goodwill and intangible assets in one or more of our reporting units which would require us to recognize a non-cash charge to our Statement of Operations. We test both goodwill and intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

We are subject to inherent business risks due to our operations and sales outside the U.S. and in emerging markets.
Our international operations, including U.S. exports, comprise a growing portion of our operations and are a strategic focus for continued future growth. Our strategy calls for increasing sales in overseas markets, including emerging markets such as Mexico, South America, China, Russia, and the Middle East. In 2017, 67% of our total sales were to customers operating outside of the United States. Our sales from international operations and export sales are subject in varying degrees to risks inherent to doing business outside of the United States. These risks include the following, some of which could be impacted by changes in international trade agreements between the United States and other countries:

•	possibility of unfavorable circumstances arising from host country laws or regulations;

•	restrictions, regulations, or tax liabilities on currency repatriation;

•	potential negative consequences from changes to taxation policies;

•	the disruption of operations from labor and political disturbances;

•	our ability to hire and maintain qualified staff in these regions; and

•	changes in tariff and trade barriers and import and export licensing requirements.
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
The businesses of many of our customers, particularly those in the oil and gas, chemical, and mining industries, which represent approximately 10%, 6%, and 3%, respectively, of our 2017 revenue, are to varying degrees cyclical and have experienced, or may experience, periodic downturns of varying severity. Our customers in these industries, particularly those whose demand for our products and services is primarily profit-driven, historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. Additionally, fluctuating energy demand forecasts and lingering uncertainty concerning commodity pricing and other macroeconomic factors can cause our customers to be more conservative in their capital planning, which may reduce demand for our products and services. Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in our industry. Any of these results could adversely affect our business and financial results.

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
A significant portion of our sales are to customers operating outside the U.S., therefore, we are exposed to fluctuations in foreign currency exchange rates. The primary currencies to which we have exposure are the Euro, Chinese renminbi, Czech koruna, South Korean won, Polish zloty, British pound, and Mexican peso. From time to time, we may enter into derivative contracts to hedge some of these foreign currency exposures. However, our hedging strategy may fail to reduce our exposure or could result in unfavorable impact to our operating results.
As we continue to grow our business internationally, our operating results could be affected by the relative strength or weakness of global economies and the impact of foreign currency exchange rate fluctuations. Any significant change in the value of currencies of the countries in which we do business relative to the value of the U.S. dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our financial statements. Accordingly, fluctuations in foreign currency exchange rates may also impact our results when the currency of a transaction differs from the functional currency of our operating unit, or when financial statements in the functional currency of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our sales are non-U.S. based, a strengthening or weakening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations.
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
We manufacture key components that are integral to the operation of systems and manufacturing processes in the energy, transportation, defense, aerospace, and industrial markets. Our products provide enabling functionality for applications for which reliability and performance are critically important to our customers and the users of their products. As such, quality is extremely important to us and our customers due to the potentially costly consequences of product failure. Our quality certifications, including products manufactured to military specifications, are critical to the marketing success of our goods and services. If we fail to meet these standards, our reputation could be damaged, we could lose customers or the ability to sell certain products, and our revenue and results of operations could be materially adversely affected. Aside from specific customer standards, our success in part depends on our ability to manufacture to exact tolerances precision-engineered components, subassemblies, and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high-quality components will be harmed, our competitive advantage could be damaged, and we could lose customers, market share or our ability to sell certain products.

We are subject to risks related to government contracting, including changes in levels of government spending and regulatory and contractual requirements applicable to sales to the U.S. government.
Our Connect & Control Technologies and Motion Technologies segments derive a portion of their revenue from sales to U.S. government customers and higher tier contractors who sell to the U.S. government. Government expenditures are subject to political and budgetary fluctuations and constraints, which may result in significant unexpected changes in levels of demand for our products. In addition, the award, administration and performance of government contracts are subject to regulatory and contractual requirements that differ significantly from the terms and conditions that apply to contracts with our non-governmental customers. We may be subject to audits and investigations to evaluate our compliance with these requirements. If we are found to have failed to comply with requirements applicable to government contractors, we may be subject to various actions, including but not limited to fines or penalties, reductions in the value of our government contracts, or suspension or debarment from government contracting.  Failure to comply with applicable requirements also could harm our reputation and our ability to compete for future government contracts or sell commercial equivalent products. Any of these outcomes could have a material adverse effect on our business, results of operations and financial condition.
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
We use a variety of sales channels to sell our products and services. Successfully managing these sales channels is a complex process as we sell a broad mix of products through a network of approximately 700 distributors, agents, and value-added resellers. Moreover, since each distribution method has distinct risks and profit margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and profit margins. In addition, changes to the sales channels could introduce additional complexity to the sales and inventory management processes and could cause disruptions to customer service or create channel conflicts.
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

Approximately 11% of our total revenue is derived from a single customer, Continental ATE, whom we sell to through OE brake pad contracts and OES supply agreements with automakers, and which is also a third-party distributor for us in the independent aftermarket channel. The loss of this customer could have a material adverse effect on our business, results of operations, or financial condition.
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
Any significant increase in our future effective tax rates could reduce net income in future periods. Given the global nature of our business, a number of factors may increase our future effective tax rates, including:

•	decisions to repatriate non-U.S. earnings for which we have not previously provided for withholding or other income taxes;

•	changes in the geographic mix of our profits among jurisdictions with differing statutory income tax rates;

•	sustainability of historical income tax rates in the jurisdictions in which we conduct business;

•	changes in tax laws applicable to us;

•	expiration, renewal, or application of tax holidays;

•	the resolution of issues arising from tax audits with various tax authorities; or

•	changes in the valuation of our deferred tax assets, deferred tax liabilities, and deferred tax asset valuation allowances.
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

Information technology security breaches and changes in laws relating to the use and transfer of personal information could adversely affect our business and results of operations.
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
The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. For example, the European Union's General Data Protection Regulation (GDPR), which will become effective in May 2018, imposes significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. The costs of compliance with the GDPR and the potential for fines and other related costs in the event of a breach of the GDPR or other information security or privacy requirements may have an adverse effect on our financial results.
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
Our portfolio reviews also include the potential for cost-saving initiatives through restructuring and other initiatives. We strive for and expect to achieve cost savings in connection with certain initiatives, including: (i) manufacturing process and supply chain rationalization; (ii) streamlining redundant administrative overhead and support activities; and (iii) restructuring and repositioning actions. Cost savings expectations are inherently estimates that are difficult to predict and we cannot provide assurance that we will achieve expected, or any, actual cost savings. Our restructuring activities may place substantial demands on our management, which could lead to the diversion of management’s attention from other business priorities and result in a reduced customer focus. In addition, restructuring activities may result in a loss of knowledge or expertise of existing products or business processes or could negatively impact employee performance and retention.
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
We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws. We are subject, however, to the risk that we, our affiliated entities, or the respective officers, directors, employees and agents of ITT, may take action determined to be in violation of such anti-corruption laws, including but not limited to, the U.S. Foreign Corrupt Practices Act of 1977 and the U.K. Bribery Act of 2010, as well as trade sanctions administered by the Office of Foreign Assets Control (OFAC), the U.S. Department of State and the U.S. Department of Commerce. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, suspension or debarment from government contracts, or curtailment of operations in certain jurisdictions, and might adversely affect our business, results of operations or financial position. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

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
Past divestitures and spin-offs may expose us to potential liabilities.
Over our more than 100 year history, we have divested a number of businesses, including as part of spin-offs in 1995 and 2011.  With respect to some of these former businesses, we have contractually agreed to indemnify the counterparties against, or otherwise retain, certain liabilities, including, for example certain lawsuits, tax liabilities, product liability claims, asbestos claims or environmental matters. Even without ongoing contractual indemnification obligations, we could be exposed to liabilities arising out of such divestitures.  In addition, the counterparties to those divestitures may have agreed to indemnify us or assume certain liabilities relating to those divestitures.  Similarly, there can be no assurance that the indemnity or assumption of liability by the counterparties will be sufficient to protect us against the full amount of these liabilities, or that a counterparty will be able to fully satisfy its obligations.  Third parties also could seek to hold us responsible for any of the liabilities that a counterparty agreed to assume. Even if we ultimately succeed in recovering any amounts for which we were initially held liable, we may be temporarily required to bear these losses ourselves. For example, as part of the Distribution Agreement that we signed in 2011, ITT LLC, Exelis, and Xylem indemnified each other with respect to such parties' assumed or retained liabilities pursuant to the Distribution Agreement and breaches of the Distribution Agreement or related spin agreements. As a result of these types of arrangements, conditions outside our control could have a material adverse effect on our future financial results.
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
We consider the offices, plants, warehouses, and other properties that we own or lease to be in good condition and generally suitable for their intended purpose. We believe these properties are adequate for the Company’s needs and will generally allow for expansion of capacity if needed. The following table summarizes the number and area (in thousands of square feet) of our properties by region and business segment as of December 31, 2017.

	Number of Facilities - Owned
	Industrial Process		Motion Technologies		Connect & Control Technologies		Other		Total
Location	#	Area	#	Area	#	Area	#	Area	#	Area
Manufacturing:
North America	3	1,109.0	4	813.6	4	540.4	—	—	11	2,463.0
Europe	1	356.8	10	1,609.1	1	231.3	—	—	12	2,197.2
Asia	1	670.9	1	8.8	1	13.4	—	—	3	693.1
South America	1	68.0	—	—	—	—	—	—	1	68.0
	6	2,204.7	15	2,431.5	6	785.1	—	—	27	5,421.3

Non-Manufacturing:
North America	3	112.5	—	—	—	—	—	—	3	112.5
Europe	—	—	1	38.5	—	—	—	—	1	38.5
	3	112.5	1	38.5	—	—	—	—	4	151.0

	Number of Facilities - Leased
	Industrial Process		Motion Technologies		Connect & Control Technologies		Other		Total
Location	#	Area	#	Area	#	Area	#	Area	#	Area
Manufacturing:
North America	3	156.0	3	56.6	9	442.1	—	—	15	654.7
Europe	—	—	4	350.7	3	69.0	—	—	7	419.7
Asia	2	221.5	2	348.6	1	294.4	—	—	5	864.5
South America	1	31.8	—	—	—	—	—	—	1	31.8
	6	409.3	9	755.9	13	805.5	—	—	28	1,970.7

Non-Manufacturing:
North America	16	421.6	2	58.0	—	—	2	64.6	20	544.2
Europe	10	133.0	1	28.0	—	—	1	3.2	12	164.2
Middle East	2	14.8	—	—	—	—	—	—	2	14.8
Asia	10	140.9	2	5.5	4	7.2	2	11.9	18	165.5
South America	6	220.9	—	—	—	—	—	—	6	220.9
	44	931.2	5	91.5	4	7.2	5	79.7	58	1,109.6

ITEM 3.	LEGAL PROCEEDINGS
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
Asbestos Proceedings
Subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been joined as defendants with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain of their products sold prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. Frequently, the plaintiffs are unable to identify any ITT LLC or Goulds Pumps LLC products as a source of asbestos exposure. In addition, a large majority of claims pending against the Company's subsidiaries have been placed on inactive dockets because the plaintiff cannot demonstrate a significant compensable loss. Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the Company's subsidiaries.
We have recorded a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to the uncertainties and variables inherent in the long-term projection of the Company's asbestos exposures and potential recoveries. As of December 31, 2017, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $877.2, which includes expected legal fees and we have recorded an associated asset of $368.7, which represents estimated recoveries from insurers, resulting in a net exposure of $508.5. See information provided in Note 18, Commitments and Contingencies, to the Consolidated Financial Statements for further information.
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The current executive officers of the Company, as of February 1, 2018, are listed below.

Name	Age	Current Title
Denise L. Ramos	61	Chief Executive Officer and President
Farrokh Batliwala	42	Senior Vice President and President, Connect & Control Technologies
Victoria L. Creamer	48	Senior Vice President Human Resources
Steven C. Giuliano	48	Vice President and Chief Accounting Officer
Mary Beth Gustafsson	58	Senior Vice President, General Counsel and Chief Compliance Officer
David Malinas	43	Senior Vice President and President, Industrial Process
Luca Savi	52	Executive Vice President and Chief Operating Officer
Thomas M. Scalera	46	Executive Vice President and Chief Financial Officer
Denise L. Ramos was appointed Chief Executive Officer, President and a director of the Company in October 2011. She previously served as Senior Vice President and Chief Financial Officer of the Company since 2007. Prior to joining the Company, Ms. Ramos served as Chief Financial Officer for Furniture Brands International from 2005 to 2007. From 2000 to 2005, Ms. Ramos served as Senior Vice President and Corporate Treasurer at Yum! Brands, Inc. and Chief Financial Officer for the U.S. division of KFC Corporation. Ms. Ramos began her career in 1979 at Atlantic Richfield Company (ARCO), where she had more than 20 years of business and financial experience serving in a number of increasingly responsible finance positions, including Corporate General Auditor and Assistant Treasurer. Ms. Ramos is currently a director of the following public company: Phillips 66, since 2016 (Audit and Finance Committee, Nominating and Governance Committee and Public Policy Committee). She serves on the Board of Trustees for the Manufacturers Alliance for Productivity and Innovation and is also a member of the Business Council. Ms. Ramos was included in the Top 100 CEO Leaders in Science, Technology, Engineering and Math publication by STEMconnector, she received a Distinguished Leadership Award from the New York Hall of Science and she was named to Fortune magazine’s 2014 Top People in Business. She also served on the board of the following public company within the last five years: Praxair, Inc. from 2014 to 2016.
Farrokh Batliwala has served as our Senior Vice President and President, Connect & Control Technologies since May 2017. Prior to the consolidation of ITT's Control Technologies and Interconnect Solutions segments, Mr. Batliwala served as the Senior Vice President and President of Control Technologies and Interconnect Solutions, from November 2016 to May 2017, and previously served as Senior Vice President and President, Control Technologies from October 2015 to November 2016. Prior to joining us, Mr. Batliwala served as Vice President and General Manager, Hydraulics, Power and Motion Control Division for Eaton Corporation (Eaton), a diversified global power management technology company, from 2013 to 2015. Mr. Batliwala held various other positions of increasing levels of responsibility at Eaton since 2004.
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
Steven C. Giuliano has served as our Vice President and Chief Accounting Officer since January 2014. Prior to joining, Mr. Giuliano served as Senior Vice President and Chief Financial Officer from 2009 to 2011, and was Vice President and Chief Financial Officer from 2007 to 2009, of Arch Chemicals, Inc. Mr. Giuliano was Controller of Arch Chemicals from 1999 through 2007, while assuming increasing levels of responsibility.
Mary Beth Gustafsson has served as our Senior Vice President and General Counsel since February 2014 and as our Chief Compliance Officer since August 2014. Prior to joining us, Ms. Gustafsson served as Executive Vice President, General Counsel and Corporate Secretary of First Solar Inc., a global provider of comprehensive photovoltaic solar systems, from 2009 to 2013 and from 2008 to 2009 as Vice President, General Counsel. Ms. Gustafsson was previously Senior Vice President, General Counsel and Secretary of American Standard Companies, Inc. (American Standard) from 2005 to 2008, and held various other positions of increasing levels of responsibility at American Standard since 2001.

David Malinas has served as our Senior Vice President and President, Industrial Process since June 2017. He previously served as Vice President and General Manager of Thermo Fisher Scientific, a leading provider of scientific tools and services, from April 2008 through June 2017. In addition, while at Thermo Fisher Scientific, he held a variety of leadership roles across the United States and Japan.  Mr. Malinas also previously held a variety of management roles at Danaher Corporation in the Environmental and Motion platforms in the USA, England, Germany and Mexico.
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

	2017		2016
	High	Low	High	Low
Three Months Ended:
March 31	$44.00	$38.52	$38.96	$29.15
June 30	42.73	36.93	39.70	30.31
September 30	44.95	38.66	36.98	30.06
December 31	54.79	44.06	43.07	32.46
We declared dividends of $0.128 and $0.124 per share of common stock in each of the four quarters of 2017 and 2016, respectively. In the first quarter of 2018, we declared a dividend of $0.134 per share for shareholders of record on March 12, 2018. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.
There were approximately 9,136 holders of record of our common stock on February 14, 2018.
EQUITY COMPENSATION PLAN INFORMATION
The equity compensation plan information called for by Item 5(a) is set forth under the caption "Equity Compensation Plan Information" in our Proxy Statement for the 2018 Annual Meeting of Shareholders.
During the fiscal year ended December 31, 2017, no equity securities of the Company were sold by the Company that were not registered under the Securities Act.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our purchases of our common stock for the quarter ended December 31, 2017.

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
10/1/2017 - 10/31/2017	—	—	—	$140.6
11/1/2017 - 11/30/2017	—	—	—	$140.6
12/1/2017 - 12/31/2017	—	—	—	$140.6

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, our Board of Directors approved a three-year $1 billion Share Repurchase Program. On December 16, 2008, our Board of Directors modified the provisions of the Share Repurchase Program to replace the original three-year term with an indefinite term. As of December 31, 2017, we had repurchased 21.2 shares for $859.4, including commissions, under the Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends, and repurchase common stock.

PERFORMANCE GRAPH
CUMULATIVE TOTAL RETURN
Based upon an initial investment on December 31, 2012 of $100 with dividends reinvested

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
ITT Inc.	$100.00	$187.38	$176.37	$160.26	$172.46	$241.55
S&P 400 Mid-Cap	$100.00	$133.46	$146.45	$143.25	$172.95	$201.02
S&P 400 Capital Goods	$100.00	$141.36	$141.71	$133.91	$176.66	$220.29
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

(In Millions, except per share amounts)	2017(a)	2016(b)	2015	2014	2013
Results of Operations
Revenue	$2,585.3	$2,405.4	$2,485.6	$2,654.6	$2,496.9
Gross profit	817.2	758.2	809.1	866.4	799.8
Gross margin	31.6%	31.5%	32.6%	32.6%	32.0%
Asbestos-related (benefit) costs, net(c)	(19.9)	(25.6)	(91.4)	3.9	32.8
Other operating costs	527.4	524.9	520.4	596.1	583.4
Operating income	309.7	258.9	380.1	266.4	183.6
Operating margin	12.0%	10.8%	15.3%	10.0%	7.4%
Income tax expense (benefit)(d)	194.6	76.0	70.1	71.3	(309.6)
Income from continuing operations attributable to ITT Inc.	115.0	181.9	312.4	188.4	487.7
(Loss) income from discontinued operations, net of tax(e)	(1.5)	4.2	39.4	(3.9)	0.8
Net income attributable to ITT Inc.	$113.5	$186.1	$351.8	$184.5	$488.5
Income from continuing operations per basic share	$1.30	$2.04	$3.48	$2.06	$5.36
(Loss) income from discontinued operations per basic share	$(0.01)	$0.05	$0.44	$(0.04)	$0.01
Net income per basic share	$1.29	$2.09	$3.92	$2.02	$5.37
Income from continuing operations per diluted share	$1.29	$2.02	$3.44	$2.03	$5.28
(Loss) income from discontinued operations per diluted share	$(0.01)	$0.05	$0.44	$(0.04)	$0.01
Net income per diluted share	$1.28	$2.07	$3.88	$1.99	$5.29
Dividends declared	$0.512	$0.496	$0.4732	$0.44	$0.40
Financial Position
Cash and cash equivalents	$389.8	$460.7	$415.7	$584.0	$507.3
Total assets	3,700.2	3,601.7	3,723.6	3,631.5	3,740.2
Total debt and capital leases	171.9	216.3	248.5	8.5	48.9

(a)
On January 26, 2017, we acquired Axtone Railway Components (Axtone). Our 2017 Consolidated Financial Statements include an additional 11 months of operations compared to 2016 related to this acquisition. See Note 21, Acquisitions, in our Notes to Consolidated Financial Statements for further information.

(b)
On October 5, 2015, we acquired Wolverine Automotive Holdings Inc. (Wolverine). Our 2016 Consolidated Financial Statements include an additional nine months of operations compared to 2015 related to this acquisition. See Note 21, Acquisitions, in our Notes to Consolidated Financial Statements for further information.

(c)
The asbestos-related benefit in 2015 primarily reflects a $100.7 benefit recognized related to a new single firm defense strategy and streamlined case management that is expected to significantly reduce asbestos defense costs. See Note 18, Commitments and Contingencies, in our Notes to the Consolidated Financial Statements for further information.

(d)
The 2017 income tax expense includes a $129.2 impact associated with the Tax Cuts and Jobs Act of 2017 that was signed into U.S. law in December 2017. See Note 5, Income Taxes, in our Notes to the Consolidated Financial Statements for further information. The 2013 income tax benefit of $309.6 includes the release of a U.S. deferred tax valuation allowance of $374.6.

(e)	The 2015 income from discontinued operations of $39.4, principally related to the settlement of the U.S. income tax audit.

ITEM 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
EXECUTIVE SUMMARY
During 2017, we continued to focus on optimizing execution across the enterprise while advancing our long-term strategies and driving growth and share gains with key customers, end markets, and geographies. In early 2017, we created a new operating model and Chief Operating Officer structure, which has been successfully driving more robust processes and performance across the company. The benefits generated from increased volume, productivity improvements across our businesses, and proactive restructuring actions more than offset unfavorable headwinds experienced during the year.
Our 2017 results include:

•
Revenue of $2.6 billion, reflecting growth of $179.9, or 7.5%, and organic revenue growth of $76.4, or 3.2%, which excludes an incremental benefit of $74 from our acquisition of Axtone and $29.5 from favorable foreign exchange translation. Organic revenue growth was driven by a 7% increase to our transportation markets, led by automotive brake pads and KONI high speed rail, partially offset by lower aerospace revenues. Organic revenue to our industrial markets decreased 1% due to weaker chemical and industrial pumps, partially offset by strength in general industrial connectors and mining. Organic revenue to our oil & gas markets declined 4% amid project pump declines, partially offset by increased connector sales.

•
Operating income of $309.7 and operating margin of 12.0%, reflecting growth of $50.8 and 120 basis points, respectively, as sales volume growth, lower restructuring costs coupled with the benefits from current and prior year actions, and productivity improvements at all three segments, were partially offset by higher commodity costs, unfavorable price and sales mix, incremental investments to support long-term growth, higher incentive compensation costs, and unfavorable impacts from foreign currency fluctuations.

•
Income from continuing operations was $1.29 per diluted share that includes provisional tax expense impact of $129.2 ($1.45 per diluted share) from the Tax Cuts and Jobs Act of 2017 (herein referred to as the "Tax Act"). Adjusted income from continuing operations was $2.59 per diluted share for 2017, reflecting a 27 cent per share increase over the prior year.

See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue, adjusted segment operating income, and adjusted income from continuing operations.
During 2017, we advanced our strategic goals to drive long-term growth and share gains. The following highlights a few examples of strategic actions that occurred during the year that will help position us well for continued value creation:

•
We aligned the operations and management of our connectors and control technologies businesses creating a new business segment, Connect & Control Technologies, to increase focus on aerospace and industrial markets, optimize operations, leverage shared infrastructure, and drive long-term growth.

•	At our Industrial Process segment, we continued our strategic transformation led by our structural reset and focused heavily on optimizing our project execution, leading to operating margin expansion.

•
Despite ongoing pricing and commodity cost headwinds, our Motion Technologies segment delivered exceptional operating results due to our World-Class Manufacturing Excellence Program, which began almost three years ago.

During the year, we drove market share gains by expanding in new and existing key end markets and geographies, including:

•
Advancing key strategies in rotorcraft, aerospace and defense, electric vehicle, and high speed rail markets. In all categories, we were awarded significant multi-year awards that may also generate attractive aftermarket opportunities.

•
In the transportation market, we significantly outpaced global OEM production rates in China, North America and Europe. We were also awarded 75 new automotive platforms, including 42 in China and 15 for electric vehicles.

•	We launched the innovative ITT SMART Pad and are working with customers on both development and on-board opportunities.
In 2017, we continued to deploy our capital in balanced and effective ways, including:

•	Funding organic investments, such as our phased investments in Mexico, China, and the Czech Republic to efficiently align our friction footprint with the automotive platforms we have already secured.

•	Completing our acquisition of Axtone Railway Components, which will expand and complement our existing capabilities in the global railway market.

•	Returning $75 to shareholders; $45 in the form of quarterly dividends and $30 in share repurchases.
As we enter 2018, we plan to build on our operational and strategic momentum by focusing heavily on execution under our new operating model, by driving innovation & growth strategies through our businesses, and by deploying capital in a balanced and efficient way. We will also continue to leverage the benefits of our global and end-market diversification. We expect our primary top-line drivers of growth in 2018 to include global friction and rail share gains and improved short-cycle industrial and chemical pump demand, and we are encouraged by indications of stabilization in our key end markets. While higher commodity costs, price pressures, and non-functional corporate costs are expected to provide challenges in the coming year, we will direct our focus to areas that are within our control by continuing to drive productivity across all three of our business segments and initiating proactive restructuring actions as necessary. In addition, we plan to focus more of our efforts on growth and innovation, increasing research and development activities in 2018 as part of our long-term growth strategy. Finally, we will continue our track record of balanced and effective capital deployment by funding major organic investments that extend our global reach, expand our production capabilities in key end-markets such automotive friction and rotorcraft, and by focusing on our acquisition pipeline. We also raised our first quarter 2018 quarterly dividend by 5%, which would represent our sixth consecutive year of dividend increases, and anticipate returning up to approximately $50 to shareholders in the form of share repurchases.

DISCUSSION OF FINANCIAL RESULTS
2017 VERSUS 2016

	2017	2016	Change
Revenue	$2,585.3	$2,405.4	7.5%
Gross profit	817.2	758.2	7.8%
Gross margin	31.6%	31.5%	10	bp
Operating expenses	507.5	499.3	1.6%
Operating expense to revenue ratio	19.6%	20.8%	(120	)bp
Operating income	309.7	258.9	19.6%
Operating margin	12.0%	10.8%	120	bp
Income tax expense	194.6	76.0	156.1%
Effective tax rate	62.9%	29.4%	3,350	bp
Income from continuing operations attributable to ITT Inc.	115.0	181.9	(36.8)%
(Loss) income from discontinued operations, net of tax	(1.5)	4.2	(135.7)%
Net income attributable to ITT Inc.	$113.5	$186.1	(39.0)%
All comparisons included with the Discussion of Financial Results 2017 versus 2016 refer to results for the year ended December 31, 2017 compared to the year ended December 31, 2016, unless stated otherwise.
REVENUE
The following table illustrates the year-over-year revenue results from each of our segments for the years ended December 31, 2017 and 2016.

	2017	2016	Change	Organic (decline) growth(a)
Industrial Process	$807.2	$830.1	(2.8)%	(3.4)%
Motion Technologies	1,176.0	983.4	19.6%	9.8%
Connect & Control Technologies	605.6	596.3	1.6%	1.4%
Eliminations	(3.5)	(4.4)	(20.5)%	—%
Total Revenue	$2,585.3	$2,405.4	7.5%	3.2%

(a)	See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue and organic orders.
Industrial Process
Industrial Process revenue for the year ended December 31, 2017 was $807.2, reflecting a decrease of $22.9, or 2.8%, including a favorable foreign currency translation impact of $5.7. Organic revenue decreased 3.4%, due to a 17% decline in project pump revenue primarily stemming from lower North American oil and gas projects in backlog entering the year and lower mining project revenue, but also reflected an 11% decline in revenue from valves partially related to a significant prior year contract. Partially offsetting this decline was organic revenue growth of 4% in short-cycle baseline pumps driven by stronger demand in the industrial and mining markets and growth of 3% from aftermarket parts driven by oil & gas in Europe and Middle East regions and growth of 6% from service due to strength in all North American markets.
Upon adoption of the new revenue standard in the first quarter of 2018, the timing of revenue recognition for certain projects in the Industrial Process business will vary and may be recorded upon shipment based on contract terms, when previously such projects were recorded over time. The impact to future revenue trends is uncertain as it will depend on future orders and contract terms. However, cash flows and overall profitability of a contract at completion are unchanged by the new standard.
Orders for the year ended December 31, 2017 were $799.8, reflecting an increase of $20.7, or 2.7% including favorable foreign currency translation impact of $4.6. Organic orders increased 2.1%, driven by an 8% increase in short-cycle baseline pumps stemming from higher distributor activity across all end markets in North America and in the paper and general industrial markets. Positive organic order growth of 5% from aftermarket parts and service was driven by increases in the North America pulp and paper, Europe and Middle East oil & gas, and Asia mining markets.

Organic order growth was partially offset by an 8% decline in project activity reflecting the continued competitive and challenging conditions in chemical and oil and gas markets.
The level of order and shipment activity related to project pumps can vary significantly from period to period. Backlog as of December 31, 2017 was $336.5, reflecting a decrease of $10.7, or 3.1%, compared to December 31, 2016.
Motion Technologies
Motion Technologies revenue for the year ended December 31, 2017 was $1,176.0, reflecting an increase of $192.6, or 19.6%, including incremental revenue of $74.0 from the acquisition of Axtone, which was completed in the first quarter of 2017, and favorable foreign currency translation impact of $22.7. Organic revenue increased $95.9, or 9.8%, driven by a 12% increase from our Friction Technologies business. The increase was primarily driven by continued strength in automotive OEM sales channel due to market growth and share gains in China, Europe and North America. The OES and independent aftermarket channels were also strong as revenues grew approximately 8% and 13%, respectively. Wolverine contributed organic revenue growth of approximately 5% due to global share gains in sealing solutions. Organic revenue from our KONI business increased approximately 5% primarily in the rail market due to growth in Europe and higher demand in the high speed rail market in China. Activity on a U.S. defense program also contributed to the growth in KONI revenue.
Orders for the year ended December 31, 2017 were $1,198.8, reflecting an increase of $200.4, or 20.1%, including incremental orders of $70.2 from the acquisition of Axtone and favorable foreign currency translation impacts of $22.0. Organic orders grew $108.2, or 10.8%, primarily due to continued strength in our Friction Technologies business. KONI order activity grew approximately 16% due to a large multi-year order on a U.S. defense program and strength from new products in the China high speed rail market.
Connect & Control Technologies
Connect & Control Technologies revenue for the year ended December 31, 2017 was $605.6, reflecting an increase of $9.3, or 1.6%, including favorable foreign currency translation impacts of $1.0. The increase in revenue was primarily driven by strength in oil and gas connectors which increased approximately 31% due to stronger demand in North America and the Middle East upstream market. In addition, revenue from the general industrial market grew approximately 2% due to heavy vehicle and electric vehicle connector strength. Revenue from the aerospace and defense market decreased 1% due to weaker commercial aerospace demand and impacts from restrictions on the sales of certain military-specification connectors, but was partially offset by rotorcraft share gains and defense component strength.
Orders received during the year ended December 31, 2017 were $624.1, reflecting an increase of $21.7, or 3.6%, including favorable foreign currency translation impacts of $1. The increase was primarily driven by strong order activity in the aerospace and defense market due to defense component strength as well as rotorcraft share gains. Offsetting this increase were impacts from restrictions on the sales of certain military-specification connectors and weaker commercial aerospace demand. Orders for connectors associated with the oil and gas market grew 31%. In the general industrial markets, orders grew approximately 2% due energy absorption projects, actuation components, and heavy vehicle connectors in China.
On July 11, 2017, the U.S. Defense Logistics Agency, Land and Maritime (DLA) issued a notice that it has removed our connectors business from the Qualified Products List (QPL) with respect to six military-specification connector products. At the time of this notice, these products had been subject to a previously-disclosed stop shipment/stop production order issued by DLA earlier in 2017. Annual sales of these military-specification connectors are estimated to range from $8 to $10. The Company will seek to restore its status on the QPL as expeditiously as possible but is unable to estimate how long this process will take. At this time, there is uncertainty whether there will be any further negative impacts to our revenue and results of operations related to the QPL removal.
GROSS PROFIT
Gross profit for 2017 was $817.2, reflecting a gross margin of 31.6%. Gross profit for 2016 was $758.2, reflecting a gross margin of 31.5%. Higher automotive sales volumes, lower labor costs as a result of restructuring benefits from our structural cost reset at our Industrial Process segment, operational improvements at our Connect & Control Technologies segment, and incremental activity from our 2017 acquisition of Axtone were partially offset by unfavorable automotive and aerospace pricing and sales mix impacts, increased direct material costs due to higher commodity prices impacting our Motion Technologies segment, and unfavorable impacts from certain military-specification connectors.

OPERATING EXPENSES
The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	2017	2016	Change
General and administrative expenses	$264.0	$274.1	(3.7)%
Sales and marketing expenses	169.7	170.0	(0.2)%
Research and development expenses	93.7	80.8	16.0%
Asbestos-related benefit, net	(19.9)	(25.6)	(22.3)%
Total operating expenses	$507.5	$499.3	1.6%
By Segment:
Industrial Process	$175.7	$212.3	(17.2)%
Motion Technologies	177.9	139.0	28.0%
Connect & Control Technologies	147.4	136.7	7.8%
Corporate & Other	6.5	11.3	(42.5)%
General and administrative ("G&A") expenses were $264.0 for the year ended December 31, 2017, reflecting a decrease of $10.1, or 3.7%. The year-over-year decrease was primarily due to an insurance related settlement of $16 received in the fourth quarter of 2017, lower restructuring costs of $13.2, and cost savings from our past restructuring actions. In addition, in the prior year we recorded pension settlement charges of $12.7 and a trade name impairment of $4.1. These items were partially offset by higher incentive compensation of approximately $20, unfavorable foreign currency impacts of approximately $13, a legal accrual of $5, and a pension curtailment of $3.7. In addition, G&A expenses increased $10.6 due to the Axtone acquisition in early 2017.
Sales and marketing expenses for the year ended December 31, 2017 were $169.7, reflecting a decrease of 0.2%, as lower personnel and commission costs at Industrial Process were partially offset by higher overall selling costs at Motion Technologies attributable to strong sales growth and incremental costs related to our acquisition of Axtone of $4.3.
Research and development ("R&D") expenses for the year ended December 31, 2017 were $93.7, reflecting an increase of $12.9, or 16.0%. The increase was primarily driven by increased product development activity at our Motion Technologies and Connect and Control segments. Incremental costs related to our acquisition of Axtone were $1.4 during 2017.
During 2017, we recognized a net asbestos-related benefit of $19.9, compared to a benefit of $25.6 in the prior year. The decrease was primarily due to a lower current year benefit from our annual remeasurement. See Note 18, Commitments and Contingencies, in our Notes to the Consolidated Financial Statements for further information on our asbestos-related liabilities and assets.

OPERATING INCOME
The following table illustrates the 2017 and 2016 operating income and operating margin by segments and at the consolidated level.

	2017	2016	Change
Industrial Process	$59.5	$33.5	77.6%
Motion Technologies	190.0	171.4	10.9%
Connect & Control Technologies	66.7	65.2	2.3%
Segment operating income	316.2	270.1	17.1%
Asbestos-related benefit, net	19.9	25.6	(22.3)%
Other corporate costs	(26.4)	(36.8)	(28.3)%
Total corporate and other cost, net	(6.5)	(11.2)	(42.0)%
Total operating income	$309.7	$258.9	19.6%
Operating margin:
Industrial Process	7.4%	4.0%	340	bp
Motion Technologies	16.2%	17.4%	(120	)bp
Connect & Control Technologies	11.0%	10.9%	10	bp
Segment operating margin	12.2%	11.2%	100	bp
Consolidated operating margin	12.0%	10.8%	120	bp
Industrial Process operating income for the year ended December 31, 2017 increased $26.0, or 77.6%, to $59.5. IP's operating margin of 7.4% reflected an increase of 340 basis points. The increase in operating income and margin was primarily driven by net savings of $15 due to restructuring benefits, productivity, and sourcing initiatives, a decrease in restructuring costs of $13.1, improved project performance, and a trade name impairment of $4.1 recorded in 2016. These items were partially offset by an unfavorable impact of approximately $9 from lower sales volume, higher incentive compensation of $6.4 and unfavorable foreign currency impacts of approximately $4. In addition, pension termination charges increased slightly as IP recorded curtailment charges of $3.7 in 2017, compared to a pension settlement charge of $3.4 in 2016.
Motion Technologies operating income for the year ended December 31, 2017 increased $18.6, or 10.9%, to $190.0, but MT's operating margin decreased 120 basis points to 16.2%. The increase in operating income was primarily driven by higher sales volume, which provided a benefit of approximately $44, and productivity improvements at our brake component facilities. These items were partially offset by unfavorable pricing and sales mix, higher material costs, and incremental investments to support recent long-term global automotive platform wins including startup costs for our new North American facility. Foreign currency fluctuations provided an unfavorable impact of approximately $4 during 2017. In addition, our acquisition of Axtone produced incremental operating income of $1.3 during 2017.
Connect & Control Technologies operating income for the year ended December 31, 2017 increased $1.5, or 2.3%, to $66.7 and resulted in an operating margin of 11.0%. Operating income was favorably impacted by net savings of approximately $23, due to restructuring benefits, productivity, and sourcing initiatives, primarily at our North American Connector facility, as well as higher sales volumes that provided a benefit of approximately $8. These items were offset by unfavorable sales mix and pricing of approximately $12, unfavorable impacts related to certain military-specification connectors and a $5 legal accrual. In addition, unfavorable foreign currency impacts of approximately $3 impacted operating income.
Other corporate costs for the year ended December 31, 2017 decreased $10.4, or 28.3%, to $26.4, primarily reflecting an insurance related settlement of $16, pension settlement costs of $9.3 in the prior year, and income of $3.8 related to an amendment to the environmental Qualified Settlement Fund (QSF) in the second quarter of 2017. These items were partially offset by higher incentive compensation, certain insurance related benefits recorded in 2016, and disposal costs associated with a pending sale of property.

INCOME TAX EXPENSE
Income tax expense of $194.6 was recognized during the year ended December 31, 2017, representing an effective tax rate of 62.9%, which included a $129.2 provisional tax expense related to the Tax Act that was signed into U.S. law on December 22, 2017. The $129.2 provisional tax expense, includes $86.0 related to measuring our U.S. net deferred tax assets at the 21% rate (versus the prior 35% rate), and one-time provisional U.S. tax expenses of $57.9 on existing post-1986 foreign earnings and $37.6 for the future distribution of such earnings to the U.S., which were partially reduced by the reversal of a previously recorded $52.3 liability for foreign earnings that were not considered permanently reinvested. For further information on the Tax Act refer to Note 5, Income Taxes, to our Consolidated Financial Statement and the section titled "Critical Accounting Estimates" within Management's Discussion and Analysis. Excluding the impact of the U.S. Tax Act, income tax expense for 2017 was $65.4, representing an effective tax rate of 21.1%, compared to 2016 income tax expense of $76.0, and an effective tax rate of 29.4%. The lower effective tax rate in 2017, excluding the impact from the Tax Act, was due to tax benefits from an Italian patent box strategy, excess tax deduction on equity compensation, and a decrease in the deferred tax liability on foreign earnings which are not considered indefinitely reinvested.
The Tax Act limits deductibility of net interest expense and officer compensation, adopts certain additional rules to tax low-taxed foreign earnings and provides reduced tax rates for certain earnings from intangibles and export activities. These new rules are applicable to the tax year 2018 and forward and the Company is in the process of evaluating their impact on its financial statements. We anticipate that negative impacts of the Tax Act will reduce the tax benefit resulting from the reduced U.S. corporate income tax rate.
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
Results from discontinued operations for the year ended December 31, 2017 reflect a loss of $1.5, net of tax, primarily driven by environmental related liabilities. Results from discontinued operations for the year ended December 31, 2016 reflect a gain of $4.2, net of tax, primarily related to favorable resolutions of certain legacy liabilities in 2016.

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
REVENUE
The following table illustrates the year-over-year revenue results from each of our segments for the years ended December 31, 2016 and 2015.

	2016	2015	Change	Organic Revenue Growth(a)
Industrial Process	$830.1	$1,113.8	(25.5)%	(22.9)%
Motion Technologies	983.4	767.2	28.2%	12.3%
Connect & Control Technologies	596.3	609.3	(2.1)%	(3.3)%
Eliminations	(4.4)	(4.7)	(6.4)%	—
Total Revenue	$2,405.4	$2,485.6	(3.2)%	(7.3)%

(a)	See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue and organic orders.
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
Connect & Control Technologies
Connect & Control Technologies revenue for the year ended December 31, 2016 was $596.3, reflecting a decrease of $13.0, or 2.1%. Organic revenue decreased $20.4, or 3.3%, which excludes the first quarter 2016 incremental benefit from our 2015 acquisition of Hartzell Aerospace of $8.8, as well as revenue of $3.4 from the 2015 period generated by an industrial motors product line that was divested in May 2015 and favorable foreign currency translation impacts of $2. The decline in organic revenue was primarily driven by revenue derived from the oil and gas market which decreased approximately 34% due to weak demand for upstream connectors, and a 7% decline in revenue for commercial aerospace components due to difficult comparisons to the previous year. This was partially offset by connector revenues in the transportation and industrial markets which grew approximately 3% due to strength in applications for electric vehicles as well as medical products. Revenue from the defense market increased slightly as higher component revenue was slightly offset by weaker connectors.
Orders for the year ended December 31, 2016 were $602.4, reflecting a decrease of $16.2, or 2.6%. Organic orders decreased $26.7, or 4.3%, which excludes the first quarter 2016 incremental benefit from our 2015 acquisition of Hartzell Aerospace of $13.4, orders from the prior year of $4.6 associated with the industrial product line sold in May 2015 and favorable foreign currency translation of $1.7. The decline in orders was primarily due to weakness in the upstream oil and gas market, lower order activity in the defense market, and difficult comparisons to the prior year due to a large project.
GROSS PROFIT
Gross profit for 2016 was $758.2, reflecting a gross margin of 31.5%. Gross profit for 2015 was $809.1, reflecting a gross margin of 32.6%. Lower project pump sales volumes and unfavorable impacts from project pump performance at our Industrial Process segment and unfavorable automotive pricing were only partially offset by lower labor costs as a result of restructuring benefits from our structural rest at our Industrial Process segment.

OPERATING EXPENSES
The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	2016	2015	Change
General and administrative expenses	$274.1	258.3	6.1%
Sales and marketing expenses	170.0	183.2	(7.2)%
Research and development expenses	80.8	78.9	2.4%
Asbestos-related benefit, net	(25.6)	(91.4)	(72.0)%
Total operating expenses	$499.3	$429.0	16.4%
By Segment:
Industrial Process	$212.3	$221.6	(4.2)%
Motion Technologies	139.0	101.5	36.9%
Connect & Control Technologies	136.7	162.8	(16.0)%
Corporate & Other	11.3	(56.9)	**
** Resulting percentage not considered meaningful.
G&A expenses were $274.1 for the year ended December 31, 2016, reflecting an increase of $15.8, or 6.1%. The year-over-year increase was primarily impacted by incremental costs from the 2015 acquisition of Wolverine of $14.6. In addition, a trade name impairment of $4.1 recorded in 2016 in our Industrial Process segment as the result of challenging conditions experienced within the upstream oil and gas market, unfavorable foreign currency impacts of $2.4 and a favorable warranty resolution in 2015 of approximately $5 were nearly offset by lower incentive based compensation of $5.7, as well as lower acquisition-related costs of $3.3.
Sales and marketing expenses for the year ended December 31, 2016 were $170.0, reflecting a decrease of $13.2, or 7.2%, mainly due to focused cost reductions and lower headcount from our structural reset at Industrial Process, partially offset by incremental sales and marketing costs of $3.7, related to our fourth quarter 2015 acquisition of Wolverine.
R&D expenses for the year ended December 31, 2016 were $80.8, reflecting an increase of $1.9, or 2.4%. The increase was primarily driven by incremental costs of $3.3 related to our acquisition of Wolverine in 2015. In addition, increased product development activities at Motion Technologies were offset by lower R&D spending at Connect & Control Technologies during 2016 due to the progress made on the development of a major aerospace program.
During 2016, we recognized a net asbestos-related benefit of $25.6, compared to a benefit of $91.4 in the prior year. The change was primarily due to a $100.7 benefit recognized in 2015, reflecting a new single firm defense strategy and streamlined case management to assist in reducing asbestos related defense costs. This was partially offset by our annual remeasurement which resulted in a benefit of $81.8 in 2016 compared to a benefit of $44.8 in 2015. See Note 18, Commitments and Contingencies, in our Notes to the Consolidated Financial Statements for further information on our asbestos-related liabilities and assets.

OPERATING INCOME
The following table illustrates the 2016 and 2015 operating income and operating margin by segments and at the consolidated level.

	2016	2015	Change
Industrial Process	$33.5	$141.2	(76.3)%
Motion Technologies	171.4	126.4	35.6%
Connect & Control Technologies	65.2	54.6	19.4%
Segment operating income	270.1	322.2	(16.2)%
Asbestos-related benefit, net	25.6	91.4	(72.0)%
Other corporate costs	(36.8)	(33.5)	9.9%
Total corporate and other (cost) benefit, net	(11.2)	57.9	(119.3)%
Total operating income	$258.9	$380.1	(31.9)%
Operating margin:
Industrial Process	4.0%	12.7%	(870	)bp
Motion Technologies	17.4%	16.5%	90	bp
Connect & Control Technologies	10.9%	9.0%	190	bp
Segment operating margin	11.2%	13.0%	(180	)bp
Consolidated operating margin	10.8%	15.3%	(450	)bp
Industrial Process operating income for the year ended December 31, 2016 decreased $107.7, or 76.3%, to $33.5 and resulted in an operating margin of 4.0%, reflecting a decline of 870 basis points. The decrease in operating income and margin was primarily the result of lower volume which negatively impacted operating income and operating margin by approximately $132, or 1,150 basis points, respectively. Further impacting operating income were unfavorable foreign currency impacts of $9, lower contract profitability of approximately $8, a trade name impairment of $4.1 recorded during 2016 as the result of challenging conditions experienced within the upstream oil and gas market, favorable adjustments made in 2015 to reserves established in purchase accounting for a prior acquisition of $6.7, and a favorable product warranty resolution during 2015 of approximately $5. In addition, restructuring costs in 2016 increased $8.3 compared to the prior year and pension settlement charges of $3.4 were recorded in 2016. These items were partially offset by net savings from restructuring, Lean, sourcing, and cost control initiatives and lower incentive compensation of $3.3.
Motion Technologies operating income for the year ended December 31, 2016 increased $45.0, or 35.6%, to $171.4 and resulted in an operating margin of 17.4%, reflecting an increase of 90 basis points. The increase in operating income was primarily driven by higher sales volumes which provided approximately $48, and was partially offset by unfavorable pricing and mix, as well as a gain of $3 recorded in 2015 related to an insurance recovery and unfavorable foreign currency impacts of approximately $3. Net savings from Lean, sourcing, and cost control initiatives was approximately $26 and the 2015 acquisition of Wolverine provided a benefit of $13.4.
Connect & Control Technologies operating income for the year ended December 31, 2016 increased $10.6, or 19.4%, and resulted in an operating margin of 10.9%, reflecting an increase of 190 basis points. The result reflects net savings from restructuring, Lean, sourcing, and cost control initiatives of approximately $18 which reflected a reduced disruption impact from the relocation of certain North American operations. In addition, restructuring costs declined $10.1 while an unfavorable legal settlement impact of $2 and an impairment charge of $2, both associated with a non-core product line, were recorded in 2015 and further contributed to the increase in 2016 over the prior year. This was offset by a negative impact from sales volume, price and mix of approximately $12 as well as incremental costs in 2016 of approximately $5 associated with the relocation and consolidation of certain operations to an existing lower-cost facility. In addition, postretirement-related costs were higher primarily due to a $5 benefit recognized in 2015 from a plan curtailment.
Other corporate costs for the year ended December 31, 2016 increased $3.3, or 9.9%, to $36.8, primarily reflecting pension settlement costs of $9.3 which was partially offset by lower environmental-related costs of approximately $2 (see Note 18, Commitments and Contingencies, for additional information) as well as lower employee incentive-based costs of approximately $5.

INCOME TAX EXPENSE
For the year ended December 31, 2016, the Company recognized income tax expense of $76.0 representing an effective tax rate of 29.4%, compared to income tax expense of $70.1, and an effective tax rate of 18.3% for 2015. The higher effective tax rate in 2016 was primarily driven by an increase in the deferred tax liability on foreign earnings which were not considered indefinitely reinvested, whereas the lower effective tax rate in 2015 was primarily driven by the settlement of a U.S. income tax audit and the release of valuation allowances on certain net deferred tax assets in China due to positive income in recent years. The Company continued to benefit from a larger mix of earnings in non-U.S. jurisdictions with favorable tax rates.
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

LIQUIDITY AND CAPITAL RESOURCES
Funding and Liquidity Strategy
We monitor our funding needs and design and execute strategies to meet overall liquidity requirements, including the management of our capital structure on both a short- and long-term basis. We expect to fund our ongoing working capital, capital expenditures, dividends, and financing requirements through cash flows from operations and cash on hand, or by accessing the commercial paper market. If our access to the commercial paper market were adversely affected, we believe that alternative sources of liquidity, including our Revolving Credit Agreement, described below, would be sufficient to meet our short-term funding requirements.
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We plan to transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. The passage of the U.S. Tax Act will allow us greater flexibility around our global cash management strategy related to the amount and timing of transfers, however we will continue to support growth and expand in markets outside of the U.S. through the development of products, increased non-U.S. capital spending, and potentially the acquisition of foreign businesses. In connection with the Tax Act, we have estimated a one-time U.S. provisional tax expense of $57.9 on existing post-1986 foreign earnings and potential future distributions of such earnings to the U.S., however we expect that existing foreign tax credits, research and development tax credits, and net operating losses will offset most of this tax liability. Accordingly, we expect the net cash outflow resulting from this tax liability will be approximately $7. Net cash distributions from foreign countries amounted to $111.8 and $100.0 during 2017 and 2016, respectively. The timing and amount of future distributions remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. Aggregate dividends paid in 2017 were $45.4, compared to $44.6 in 2016 and $42.8 in 2015, reflecting per share amounts of $0.512, $0.496, and $0.4732, respectively. In the first quarter of 2018, we declared a quarterly dividend of $0.134 per share for shareholders of record on March 12, 2018.
In 2017 and 2016, we repurchased 0.8 and 2.0 shares of ITT common stock, respectively, at a total cost of $30.0 and $70.0, respectively, through our share repurchase program. To date, under the program the Company has repurchased 21.2 shares for $859.4.
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
Commercial Paper
We access the commercial paper market to supplement the cash flows generated internally to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and when it is cost effective to do so. We had $162.4 and $113.5 of commercial paper outstanding as of December 31, 2017 and 2016, respectively. Our average daily outstanding commercial paper balance for the years ended 2017 and 2016 was $136.6 and $127.5, respectively, and the maximum outstanding commercial paper during each of those respective years was $165.5 and $183.0, respectively.
Credit Facilities
Our $500 revolving credit agreement (the Revolving Credit Agreement) provides for increases of up to $200 for a possible maximum total of $700 in aggregate principal amount, at the request of the Company and with the consent of the institutions providing such increased commitments. The Revolving Credit Agreement is intended to provide access to additional liquidity to be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. Two borrowing options are available under the Credit Agreement: (i) a competitive advance option and (ii) a revolving credit option. The interest rates for the competitive advance option will be obtained from bids in accordance with competitive auction procedures. The interest rates under the revolving credit option will be based either on LIBOR plus spreads reflecting the Company’s credit ratings, or on the Administrative Agent’s Alternate Base Rate. The provisions of the Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined, of at least 3.0 times and a leverage ratio, as defined, of not more than 3.0 times. At December 31, 2017, we had no outstanding obligations under the Revolving Credit Agreement. Our interest coverage ratio and leverage ratio were within the prescribed thresholds as of December 31, 2017. In the event of certain ratings downgrades of the Company to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the credit facility. On November 29, 2016, we amended the Revolving Credit Agreement to extend the maturity date from November 25, 2019 to November 25, 2021. The interest rate and fee structure associated with drawn amounts are unchanged.
Our credit ratings as of December 31, 2017 were as follows:

Rating Agency	Short-Term Ratings	Long-Term Ratings
Standard & Poor’s	A-2	BBB
Moody’s Investors Service	P-3	Baa3
Fitch Ratings	F2	BBB+
Please refer to the rating agency websites and press releases for more information.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities for the three years ended December 31, 2017, 2016, and 2015.

	2017	2016	2015
Operating activities	$247.4	$240.7	$229.7
Investing activities	(223.2)	(54.4)	(485.5)
Financing activities	(112.5)	(141.9)	120.4
Foreign exchange	19.8	(11.4)	(31.6)
Total net cash flow (used in) provided by continuing operations	$(68.5)	$33.0	$(167.0)
Net cash (used in) provided by discontinued operations	(2.4)	12.0	(1.3)
Net change in cash and cash equivalents	$(70.9)	$45.0	$(168.3)
Net cash provided by operating activities was $247.4 for the year ended December 31, 2017, representing an increase of $6.7, or 2.8%, from 2016. The change in net cash provided by operating activities was primarily driven by higher segment operating income of approximately $41, after adjustments for non-cash charges, such as depreciation and amortization. Higher incentive compensation payments in the prior year and lower restructuring payments of $12.5 were partially offset by higher discretionary postretirement contributions of $27.2, higher asbestos-related payments of $13.8 due to the timing of insurance recoveries and higher net income taxes paid of $5.9.
Net cash provided by operating activities was $240.7 for the year ended December 31, 2016, representing an increase of $11.0, or 4.8%, from 2015. The change in net cash provided by operating activities was primarily driven by improvements in the working capital balance, especially as it relates to collections of past due accounts receivables. This was partially offset by lower segment operating income of approximately $41, after adjustments for non-cash charges, such as depreciation and amortization as well as higher net income taxes paid of $7.6, higher asbestos-related payments of $6.9, and higher restructuring cash payments of $5.9.
Net cash used in investing activities increased $168.8 from $54.4 in 2016 to $223.2 in 2017. The year-over-year increase reflects our acquisition of Axtone for $113.7 (net of cash acquired) and cash provided by the maturity of investments (net of purchases) in 2016 of $62.9. Capital expenditure spending of $113.3 increased $1.9 compared to the prior year.
Net cash used in investing activities decreased from $485.5 in 2015 to $54.4 in 2016. The decrease was primarily due to our acquisitions of Wolverine for $298.1 and Hartzell Aerospace for $52.9 during 2015 as well as higher maturities of short-term investments (net of purchases) of $124.5. This was offset by higher year-over-year capital expenditure spending of $24.7 due to the construction of our Motion Technologies North American plant. In addition, the sale of an industrial product line in 2015 within our Connect & Control Technologies segment resulted in proceeds of $8.9.
Net cash used for financing activities decreased $29.4 to $112.5 in 2017. The change reflects a $44.9 decrease in repurchases of ITT common stock, which was slightly offset by a decrease in net borrowings of $12.7.

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
Net cash used by discontinued operations for the year ended December 31, 2017 of $2.4 was primarily related to environmental-related payments for sites formerly owned by ITT. Net cash provided by discontinued operations for the year ended December 31, 2016 of $12.0 was primarily related to net receipts during 2016 of $14.8 related to the settlement of the U.S. income tax audit in 2015 that was reimbursed by Xylem and Exelis in accordance with the Tax Matters Agreement. Net cash used by discontinued operations for the year ended December 31, 2015 of $1.3 was primarily related to environmental-related payments for sites formerly owned by ITT.
Asbestos
Based on the estimated undiscounted asbestos liability as of December 31, 2017 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 42% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. In the tenth year of our estimate, our insurance recoveries are currently projected to be approximately 18%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
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
As of December 31, 2017, the Company has entered into coverage-in-place agreements and policy buyout agreements representing approximately 42% of our recorded asset. Certain of our primary coverage-in-place agreements are exhausted which may result in higher net cash outflows until excess carriers begin accepting claims for reimbursement. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at December 31, 2017.
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
Although asbestos cash outflows can vary significantly from year to year, our current net cash outflows for defense and indemnity, net of tax benefits, are projected to average $20 to $30 over the next five years, and increase to an average of approximately $35 to $45 per year over the remainder of the projection period, including the impact of the new lower U.S. tax rate. Total net cash outflows for defense and indemnity, net of tax, averaged $16 over the past three annual periods. Total net asbestos cash outflows also include certain administrative costs such as legal related costs for insurance asset recoveries.
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
Funding of Postretirement Plans
The following table provides a summary of the funded status of our postretirement benefit plans as of December 31, 2017 and 2016.

	2017				2016
	U.S. Pension	Non-U.S. Pension	Other Benefits	Total	U.S. Pension	Non-U.S. Pension	Other Benefits	Total
Fair value of plan assets	$320.9	$0.6	$5.2	$326.7	$262.2	$0.9	$6.1	$269.2
Projected benefit obligation	325.7	93.3	138.1	557.1	312.3	79.9	138.8	531.0
Funded status	$(4.8)	$(92.7)	$(132.9)	$(230.4)	$(50.1)	$(79.0)	$(132.7)	$(261.8)
The funded status of our U.S. pension plans improved by $45.3 during 2017 primarily due to discretionary company contributions. Our non-U.S. pension plans, which are typically not funded due to local regulations, had a decrease in funded status of $13.7 during 2017 due to foreign currency impacts.
While the Company has significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, and applicable Internal Revenue Code regulations mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend a plan or make benefit payments. As of December 31, 2017, the minimum funding percentages of all ITT U.S. Qualified pension plans had been satisfied.
We make contributions to our postretirement benefit plans when considered necessary or advantageous to do so. However, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. Funding requirements under IRS rules are a major consideration in making contributions to our U.S. pension plans. Future minimum funding requirements will depend primarily on the return on plan assets and discount rate, both determined using AFTAP guidelines. Depending on these factors, and the resulting funded status of our U.S. pension plans, the level of future minimum contributions could be material. During 2017 and 2016, we contributed $38.9 and $12.8 to our global pension plans, respectively. During 2017 and 2016 we made discretionary contributions to our U.S. pension plans of $35.0 and $7.8, respectively. We anticipate making contributions to our global pension plans of approximately $5 during 2018.
The funded status of our other employee-related defined benefit plans decreased $0.2 during 2017. We contributed $6.1 and $6.2 to our other employee-related defined benefit plans during both 2017 and 2016, respectively. We currently estimate that the 2018 contributions to our other employee-related defined benefit plans will be approximately $8. See Note 15, Postretirement Benefit Plans, for additional financial information related to our postretirement obligations.
Capital Resources
Long-term debt is generally defined as any debt with an original maturity greater than 12 months. As of December 31, 2017, we have sources of long- and short-term funding including access to the capital markets through a commercial paper program and available unused credit lines of $500, as well as general market access to longer-term markets. Our commercial paper program is supported by the Revolving Credit Agreement and our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances.
The table below provides long-term debt outstanding and capital lease obligations at December 31, 2017 and 2016.

	2017	2016
Current portion of long-term debt and capital leases	$1.2	$0.8
Non-current portion of long-term debt and capital leases	8.3	2.0
Total long-term debt and capital leases	$9.5	$2.8

Contractual Obligations
ITT’s commitment to make future payments under long-term contractual obligations was as follows, as of December 31, 2017:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt, including interest and capital leases	$10.1	$1.4	$3.2	$2.5	$3.0
Operating leases	151.2	24.8	37.2	31.0	58.2
Purchase obligations(a)	105.8	85.8	15.2	4.8	—
Other long-term obligations(b)	108.3	13.0	25.0	23.9	46.4
Total	$375.4	$125.0	$80.6	$62.2	$107.6
In addition to the amounts presented in the table above, we have recorded liabilities for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years and uncertain tax positions of $877.2 and $31.2, respectively, in our Consolidated Balance Sheet at December 31, 2017. These amounts have been excluded from the contractual obligations table due to an inability to reasonably estimate the timing of payments in individual years. In addition, while we make contributions to our postretirement benefit plans when considered necessary or advantageous to do so, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. As such, expected contributions to our postretirement benefit plans have been excluded from the table above.

(a)
Represents unconditional purchase agreements that are enforceable and legally binding and that specify all significant terms to purchase goods or services, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase agreements that are cancellable without penalty have been excluded.

(b)
Other long-term obligations include amounts recorded on our December 31, 2017 Consolidated Balance Sheet, including estimated environmental payments and employee compensation agreements. We estimate based on historical experience that we will spend between $10 and $12 per year on environmental investigation and remediation, a portion of which we are legally mandated to perform through various orders and agreements with state and federal oversight agencies. At December 31, 2017, our recorded environmental liability was $73.9.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements represent transactions, agreements or other contractual arrangements with unconsolidated entities, where an obligation or contingent interest exists. Our off-balance sheet arrangements, as of December 31, 2017, consist of indemnities related to acquisition and disposition agreements and certain third-party guarantees.
Indemnities
Since our founding in 1920, we have acquired and disposed of numerous entities. The related acquisition and disposition agreements allocate certain assets and liabilities among the parties and contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party or for assumed or excluded liabilities. These provisions address a variety of subjects. The term and monetary amounts of each such provision are defined in the specific agreements and may be affected by various conditions and external factors. Many of the provisions have expired either by operation of law or as a result of the terms of the agreement. We do not have a liability recorded for these expired provisions and are not aware of any claims or other information that would give rise to material payments under such provisions.
As part of the 2011 spin-off, ITT LLC agreed to assume certain liabilities and provide certain indemnifications and cross-indemnifications among ITT LLC, Exelis and Xylem, subject to limited exceptions with respect to employee claims. The provisions address a variety of subjects, including asserted and unasserted product liability matters (e.g., asbestos claims, product warranties) which relate to certain products manufactured, repaired and/or sold prior to the date of the 2011 spin-off. These provisions last indefinitely and are not affected by Harris' acquisition of Exelis. In addition, ITT LLC, Exelis and Xylem agreed to certain cross-indemnifications with respect to other liabilities and obligations. ITT LLC expects Exelis and Xylem to fully perform under the terms of the Distribution Agreement and therefore has not recorded a liability for matters for which we have been assumed or indemnified. In addition, both Exelis and Xylem have made asbestos indemnity claims that could give rise to material payments under the indemnity provided by ITT LLC; such claims are included in our estimate of asbestos liabilities.
Guarantees
We have $144.6 of guarantees, letters of credit and similar arrangements outstanding at December 31, 2017, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2017 as the likelihood of nonperformance by the underlying obligors is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our financial statements.

KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews a variety of key performance indicators including revenue, segment operating income and margins, earnings per share, order growth, adjusted free cash flow, and backlog, some of which are non-GAAP. In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions, dividends, and share repurchases. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

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

Reconciliations of organic revenue for the years ended December 31, 2017 and 2016 are provided below.

	Industrial Process	Motion Technologies	Connect & Control Technologies	Eliminations	Total ITT
2017 Revenue	$807.2	$1,176.0	$605.6	$(3.5)	$2,585.3
(Acquisitions)/divestitures, net	—	(74.0)	—	—	(74.0)
Foreign currency translation	(5.7)	(22.7)	(1.0)	(0.1)	(29.5)
2017 Organic revenue	801.5	1,079.3	604.6	(3.6)	2,481.8
2016 Revenue	830.1	983.4	596.3	(4.4)	2,405.4
Organic revenue (decline)/growth	$(28.6)	$95.9	$8.3	$0.8	$76.4
Percentage change	(3.4)%	9.8%	1.4%		3.2%

2016 Revenue	$830.1	$983.4	$596.3	$(4.4)	$2,405.4
(Acquisitions)/divestitures, net	—	(126.4)	(5.4)	—	(131.8)
Foreign currency translation	28.7	4.7	(2.0)	0.1	31.5
2016 Organic revenue	858.8	861.7	588.9	(4.3)	2,305.1
2015 Revenue	1,113.8	767.2	609.3	(4.7)	2,485.6
Organic revenue (decline)/growth	$(255.0)	$94.5	$(20.4)	$0.4	$(180.5)
Percentage change	(22.9)%	12.3%	(3.3)%		(7.3)%

Reconciliations of organic orders for the years ended December 31, 2017 and 2016 are provided below.

	Industrial Process	Motion Technologies	Connect & Control Technologies	Eliminations	Total ITT
2017 Orders	$799.8	$1,198.8	$624.1	$(3.3)	$2,619.4
(Acquisitions)/divestitures, net	—	(70.2)	—	—	(70.2)
Foreign currency translation	(4.6)	(22.0)	(1.0)	—	(27.6)
2017 Organic orders	795.2	1,106.6	623.1	(3.3)	2,521.6
2016 Orders	779.1	998.4	602.4	(5.1)	2,374.8
Organic orders growth	$16.1	$108.2	$20.7	$1.8	$146.8
Percentage change	2.1%	10.8%	3.4%		6.2%

2016 Orders	$779.1	$998.4	$602.4	$(5.1)	$2,374.8
(Acquisitions)/divestitures, net	—	(126.8)	(8.8)	—	(135.6)
Foreign currency translation	23.6	4.5	(1.7)	0.1	26.5
2016 Organic orders	802.7	876.1	591.9	(5.0)	2,265.7
2015 Orders	936.7	780.0	618.6	(4.7)	2,330.6
Organic orders (decline)/growth	$(134.0)	$96.1	$(26.7)	$(0.3)	$(64.9)
Percentage change	(14.3)%	12.3%	(4.3)%		(2.8)%

•
"adjusted segment operating income" is defined as operating income, adjusted to exclude special items that include, but are not limited to, restructuring costs, realignment costs, certain acquisition-related expenses, and unusual or infrequent operating items. Special items represent significant charges or credits that impact current results, which management views as unrelated to the Company's ongoing operations and performance. We believe that adjusted segment operating income is useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors

Reconciliations of segment operating income to adjusted segment operating income for the years ended December 31, 2017, 2016 and 2015 are provided in the tables below.

Year Ended December 31, 2017	Industrial Process	Motion Technologies	Connect & Control Technologies	Total Segment
Segment operating income	$59.5	$190.0	$66.7	$316.2
Restructuring costs	7.4	2.3	3.3	13.0
Acquisition-related expenses	(2.7)	6.4	0.4	4.1
Realignment costs and other(a)	4.8	—	9.4	14.2
Adjusted segment operating income	$69.0	$198.7	$79.8	$347.5

Year Ended December 31, 2016
Segment operating income	$33.5	$171.4	$65.2	$270.1
Restructuring costs	20.5	2.5	1.5	24.5
Acquisition-related expenses	—	4.3	1.5	5.8
Realignment costs and other(a)	7.5	(0.1)	4.5	11.9
Adjusted segment operating income	$61.5	$178.1	$72.7	$312.3

Year Ended December 31, 2015
Segment operating income	$141.2	$126.4	$54.6	$322.2
Restructuring costs	12.2	—	11.6	23.8
Acquisition-related expenses	(6.7)	13.1	1.4	7.8
Realignment costs and other	(0.8)	—	1.2	0.4
Adjusted segment operating income	$145.9	$139.5	$68.8	$354.2

(a)
The adjustments for our Industrial Process business segment include a pension curtailment charge of $3.7 and costs of $1.1 associated with a management reorganization in 2017; and an impairment of intangible assets of $4.1 and pension settlement costs of $3.4 in 2016. The adjustments for our Connect & Control business segment include a legal accrual of $5 in 2017 and realignment costs associated with an action to move certain acquired production lines of $4.4 and $4.5 during 2017 and 2016, respectively.

•
"adjusted income from continuing operations" and "adjusted income from continuing operations per diluted share" are defined as income from continuing operations attributable to ITT Inc. and income from continuing operations attributable to ITT Inc. per diluted share, adjusted to exclude special items that include, but are not limited to, asbestos-related costs, restructuring costs, realignment costs, pension settlement and curtailment costs, certain acquisition-related expenses, income tax settlements or adjustments, and unusual or infrequent items. Special items represent significant charges or credits, on an after-tax basis, that impact current results which management views as unrelated to the Company's ongoing operations and performance. The after-tax basis of each special item is determined using the jurisdictional tax rate of where the expense or benefit occurred. We believe that adjusted income from continuing operations is useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.

A reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, to income from continuing operations and income from continuing operations per diluted share for the years ended December 31, 2017, 2016 and 2015 are provided in the table below.

	2017	2016	2015
Income from continuing operations attributable to ITT Inc.	$115.0	$181.9	$312.4
Tax-related special items(b)	116.1	5.9	(37.1)
Asbestos-related benefit, net of tax expense of $7.4, $9.5, and $33.8, respectively	(12.5)	(16.1)	(57.6)
Restructuring costs, net of tax benefit of $3.9, $7.1, and $5.5,respectively	9.2	19.2	18.5
Realignment costs, net of tax benefit of $4.2, $2.4, and $0.9, respectively(a)	7.1	4.8	1.4
Acquisition-related costs, net of tax benefit of $0.8, $2.2, and $5.3, respectively	3.4	3.6	2.5
Pension curtailment, settlement, or special termination benefit, net of tax benefit of $1.4, $4.7, and $0.0, respectively	2.3	8.0	—
Other unusual or infrequent items, net of tax of (expense) benefit of $(7.5), $(0.1), and $2.0, respectively(c)	(10.2)	0.8	(8.4)
Adjusted income from continuing operations	$230.4	$208.1	$231.7
Income from continuing operations attributable to ITT Inc. per diluted share	$1.29	$2.02	$3.44
Adjusted income from continuing operations per diluted share	$2.59	$2.32	$2.55

(a)
Realignment costs include expenses to relocate certain production lines as well as 2017 costs associated with the pending sale of excess property and 2017 costs associated with a management reorganization at our Industrial Process segment.

(b)	The following table details significant components of the tax-related special items. See Note 5, Income Taxes, to our Consolidated Financial Statements for further information.

	2017	2016	2015
U.S. federal tax law change	$143.9	$—	$—
Charge on undistributed foreign earnings	(14.7)	24.7	(7.4)
Change in uncertain tax positions	(3.6)	(14.5)	(15.1)
Excess tax benefit from equity compensation activity	(2.7)	—	—
Change in deferred tax asset valuation allowance	(0.1)	(0.2)	(7.3)
Impacts of tax audit closure	0.4	0.1	(7.0)
Other	(7.1)	(4.2)	(0.3)
Net tax-related special items	$116.1	$5.9	$(37.1)

(c)
Other unusual or infrequent items, net of tax, for 2017 include income from an insurance receivable, a legal accrual, income related to an amendment to the environmental QSF, and a reversal of accrued interest related to uncertain tax positions.

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

•	"adjusted free cash flow conversion" is defined as adjusted free cash flow divided by adjusted income from continuing operations.

	2017	2016	2015
Net cash - Operating activities	$247.4	$240.7	$229.7
Capital expenditures	(113.3)	(111.4)	(86.7)
Net asbestos cash flows	45.3	31.5	24.6
Restructuring cash payments	17.8	30.3	24.4
Other cash payments(a)	33.4	9.4	7.6
Adjusted free cash flow	$230.6	$200.5	$199.6
Adjusted income from continuing operations	230.4	208.1	231.7
Adjusted free cash flow conversion	100.1%	96.3%	86.1%

(a)	Other cash payments include discretionary pension contributions, net of tax and realignment-related cash payments.

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
The liability estimate is most sensitive to assumptions surrounding mesothelioma and lung cancer claims, as together, the estimated costs to resolve pending and estimated future mesothelioma and lung cancer claims represent approximately 98% of the estimated asbestos exposure, but only 37% of pending claims. The assumptions related to mesothelioma and lung cancer that are most significant include the number of new claims forecast to be filed against the Company in the future, the projected average settlement costs (including the rate of inflation assumed), the percentage of claims against the Company that are dismissed without a settlement payment, and the cost to defend against filed claims.

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
Based on the estimated undiscounted asbestos liability as of December 31, 2017 (for claims filed or estimated to be filed over the next 10 years), we have estimated that we will be able to recover approximately 42% of asbestos indemnity and defense costs from our insurers. However, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended and such cash payments will continue for a number of years beyond the next 10 years due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to exhaustion of policies and the insolvency of certain insurers. In the 10th year of our estimate, our insurance recoveries are currently projected to be approximately 18%. Future recovery rates may be impacted (positively and negatively) by other factors, such as future insurance settlements, unforeseen insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
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

Furthermore, any predictions with respect to the variables impacting our estimate of the asbestos liability and related asset are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims for years beyond the next 10 years at this time. Accordingly, no accrual or receivable has been recorded for any costs which may be incurred for claims asserted subsequent to 2027.
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
In May 2014, the FASB issued ASU 2014-09 amending the existing accounting standards for revenue recognition, which is effective for the Company beginning in its first quarter of 2018. Based on our assessment, the timing of revenue recognition of certain design and build contracts, currently recognized using the percentage of completion method, are dependent on contract terms and therefore will vary based on the new guidance. See Note 2, Recent Accounting Pronouncements, to the Consolidated Financial Statements for additional information regarding the ASU.
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
Our effective tax rate reflects the impact of certain undistributed foreign earnings for which we have not provided U.S. taxes because these earnings are considered indefinitely reinvested outside of the U.S. We plan foreign earnings remittance amounts based on projected cash flow needs, as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount we will distribute to the U.S. and accrue U.S. and foreign taxes on these planned foreign remittance amounts. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate. Our provision for income taxes could be adversely impacted by changes in our geographic mix of earnings or changes in the enacted tax rates in the jurisdictions in which we conduct our business.
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
Provisional Estimates Associated with the U.S. Tax Act
The Tax Act significantly changes the U.S. corporate income tax rules most of which are effective January 1, 2018. On December 22, 2017 the SEC issued guidance under Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions a company has made, additional regulatory guidance that may be issued, and actions a company may take as a result of the Tax Act.

Quantifying the impact of the Tax Act is subject to guidance and regulations to be issued by the U.S. Treasury and possible changes to state tax laws. The Company is unable to compute with certainty the impact of the Tax Act on its financial statements. The Company has performed provisional computations of the impact of the Tax Act and has recorded the provisional amounts in its financial statements. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date.
The Tax Act adopts a new system of taxation for taxing foreign source income by providing a 100% dividend received deduction for dividends received from foreign subsidiaries; however, it imposes a one-time tax on existing post-1986 earnings albeit at reduced tax rates. The Company has recognized the following provisional tax impacts related to deemed repatriated post-1986 foreign earnings and future distribution of these earnings to the U.S.

•	The Company’s provisional computations show that approximately $1.2 billion of the Company’s existing post-1986 foreign earnings to be subject to a one-time US tax.

•
The Company recorded one-time provisional U.S. tax expense of $57.9 on existing post-1986 foreign earnings, tax expense of $37.6 on undistributed foreign earnings, reflecting foreign withholding taxes, foreign and U.S. state income taxes on future distributions of such earnings.

•	The Company also reversed a previously recorded tax liability of $52.3 on undistributed foreign earnings that were previously considered not permanently reinvested in foreign countries.
The Company intends to distribute all post-1986 earnings to the U.S. in future years, and therefore is no longer asserting permanent reinvestment of these earnings outside the U.S. Further, the Company will provide for any U.S. state and foreign taxes on distributions of future earnings of its foreign subsidiaries as these earnings will not be considered permanently reinvested in the foreign countries.
The Company has performed provisional computations and has not provided deferred taxes on its remaining excess of financial reporting over tax bases of investments in its foreign subsidiaries of approximately $218 that it intends to permanently reinvest outside the U.S. The Company anticipates that foreign earnings of $1.2 billion and future earnings of its foreign subsidiaries that are considered not permanently reinvested will be sufficient to meet its U.S. cash needs. In the event additional foreign funds are needed to support U.S. operations, and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes.
The Tax Act limits deductibility of net interest expense and officer compensation, adopts certain additional rules to tax low-taxed foreign earnings and provides reduced tax rates for certain earnings from intangibles and export activities. The company continues to maintain approximately $3.6 of deferred tax assets on its books that may not be realizable due to new limitations under the Tax Act on the deductibility of officer’s compensation. The Company will wait for further guidance from the Internal Revenue Service before deciding on the realizability of these deferred tax assets. These new rules are applicable to the tax year 2018 and forward and the Company is in the process of evaluating their impact on its financial statements. We anticipate that negative impacts of the Tax Act will reduce the tax benefit resulting from the reduced U.S. corporate income tax rate.
The Tax Act adopts a new rule “Global Intangible Low Taxed Income” (GILTI) that requires certain income of controlled foreign corporations to be subject to U.S. taxation. We are allowed under ASC 740 to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or (2) factoring such amounts into the Company’s measurement of its deferred taxes. Because of the complexity of these rules, and anticipated guidance from U.S. Treasury we will continue to evaluate the impact on the Company’s financial statements. Therefore, we have not recorded any deferred taxes related to GILTI and have not made a policy decision regarding whether to record deferred taxes on GILTI.

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
Assumption Sensitivity
We estimate that every 25 basis point change in the discount rate impacts net periodic postretirement costs by approximately $0.4 and the funded status of our postretirement benefit plans by approximately $14.5. We estimate that every 25 basis point change in the expected rate of return on plan assets impacts net periodic postretirement costs by approximately $0.8.
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
Determining the fair value of a reporting unit or an indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions and the identification of appropriate market comparable data. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also requires judgment. Goodwill is tested for impairment at the reporting unit level, which, based on the applicable accounting guidance, is either the operating segment or one level below (e.g., the divisions of our Connect & Control Technology segment). The fair value of our reporting units and indefinite-lived intangible assets are based on estimates and assumptions that are believed to be reasonable. Significant changes to these estimates and assumptions could adversely impact our conclusions. Actual future results may differ from those estimates. Further, had different reporting units been identified or had different valuation techniques or assumptions been utilized, the results of our impairment tests could have resulted in an impairment loss, which could have been material.
In 2017, a qualitative assessment was performed for all reporting units and it was determined that it was not more likely than not that the fair value of each reporting unit was less than its carrying amount. See Note 11, Goodwill and Other Intangible Assets, net, for more information.
Environmental Liabilities
We are subject to various federal, state, local and foreign environmental laws and regulations that require environmental assessment or remediation efforts. Accruals for environmental exposures are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Significant judgment is required to determine both the likelihood of a loss and the estimated amount of loss. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in estimating our reserve for environmental liabilities. Our environmental reserve of $73.9 at December 31, 2017, represents management’s estimate of undiscounted costs expected to be incurred related to environmental assessment or remediation efforts, as well as related legal fees, without regard to potential recoveries from insurance companies or other third parties. Our estimated liability is reduced to reflect the participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective share of the relevant costs and that share can be reasonably estimated. Our environmental accruals are reviewed and adjusted for progress of investigation and remediation efforts and as additional technical or legal information become available, such as the impact of negotiations with regulators and other potentially responsible parties, settlements, rulings, advice of legal counsel, and other current information.
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
Although it is not possible to predict with certainty the ultimate costs of environmental remediation, the reasonably possible high-end range of our estimated environmental liability at December 31, 2017 was $126.3.
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
Foreign Currency Exchange Rate Exposures
Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Our principal currency exposures relate to the Euro, Chinese renminbi, Czech koruna, South Korean won, Polish zloty, British pound, and Mexican peso. Based on a sensitivity analysis at December 31, 2017, a hypothetical 10% change in the foreign currency exchange rates for the year ended December 31, 2017 would have resulted in translation impact to our pre-tax earnings of approximately $23, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above and we did not have any such contracts in place as of December 31, 2017.
Interest Rate Exposures
As of December 31, 2017, our outstanding variable rate debt was $162.4. We estimate that a hypothetical increase in interest rates of 100 basis points would result in approximately $1 to $2 of additional annual interest expense based on current borrowing levels.
Commodity Price Exposures
Portions of our business are exposed to volatility in the prices of certain commodities, such as steel, gold, copper, nickel, iron, aluminum, tin, and rubber as well as specialty alloys, including titanium that we purchase in the raw form, or that are used in purchased component parts. When practical, we attempt to control such costs through fixed-price contracts with suppliers; however, we are prone to exposure as these contracts expire. We evaluate hedging opportunities to mitigate or minimize the risk of operating margin erosion resulting from the volatility of commodity prices. Assuming all other variables remain constant, we estimate that a hypothetical 10% change in steel prices, excluding any impact of purchased component parts, would impact pre-tax earnings by approximately $6 to $8. We estimate that a hypothetical 10% change in prices for any other commodity would not be material to our financial statements.

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
(a) Evaluation of Disclosure Controls and Procedures
The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2017. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Management based this assessment on criteria for effective internal control over financial reporting described in the 2013 "Internal Control — Integrated Framework" released by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management's assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
For purposes of evaluating internal controls over financial reporting, management determined that the internal controls of Axtone Railway Components (Axtone), which the Company acquired on January 26, 2017, would be excluded from the internal control assessment as of December 31, 2017, due to the timing of the closing of the acquisition and as permitted by the rules and regulations of the U.S. Securities and Exchange Commission. For the year ended December 31, 2017, Axtone constituted 4.2% of total assets and 3.1% of total revenues of the Company.
Based on this assessment, management determined that, as of December 31, 2017, the Company maintained effective internal control over financial reporting.
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
Management’s assessment, included herein, should be read in conjunction with the certifications and the report issued by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears subsequent to Item 9B in this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2017, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control. As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of Euros 1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through December 31, 2017, however, Bornemann did pay annual fees of approximately Euros 11 thousand in 2017, 2016 and 2015 to the German financial institution which is maintaining the Bond.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of ITT Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ITT Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Axtone Railway Components (“Axtone”), which was acquired on January 26, 2017 and whose financial statements constitute 4.2% of total assets and 3.1% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at Axtone. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”), of the Company and our report dated February 16, 2018, expressed an unqualified opinion on those financial statements.
Basis of Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 16, 2018

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is incorporated by reference from the information provided under the sections entitled “Information about Voting,” "Proposals to be voted on at the Annual Meeting-Item 1. Election of Directors," "Corporate Governance and Related Matters-Board and Committee Membership-Audit Committee," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Audit Committee Report" in our Proxy Statement for the 2018 Annual Meeting of Shareholders (2018 Proxy Statement).
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
Pursuant to New York Stock Exchange (NYSE) Listing Company Manual Section 303A.12(a), the Company submitted a Section 12(a) CEO Certification to the NYSE in 2017. The Company also filed with the SEC, as exhibits to the Company’s current Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 is incorporated by reference to the discussion under the headings "2017 Non-Management Director Compensation," "Compensation Tables," "Compensation Discussion and Analysis," "Compensation and Personnel Committee Report" and "Corporate Governance and Related Matters-Compensation Committee Interlocks and Insider Participation" in our 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is incorporated by reference to the discussion under the caption "Stock Ownership of Directors, Executive Officers, and Certain Shareholders" "Section 16(a) Beneficial Ownership Reporting Compliance" and "Equity Compensation Plan Information" in our 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the discussions under the captions "Corporate Governance and Related Matters-Policies for Approving Related Party Transactions" and "Corporate Governance and Related Matters-Director Independence," in our 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about the fees for 2017 and 2016 for professional services rendered by our independent registered public accounting firm is incorporated by reference to the discussion under the heading "Proposal 2. Ratification of Appointment of the Independent Registered Public Accounting Firm" of our 2018 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is also incorporated by reference to the discussion under the heading "Proposal 2. Ratification of Appointment of the Independent Registered Public Accounting Firm" of our 2018 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

1.	See Index to Consolidated Financial Statements appearing on page 59 for a list of the financial statements filed as a part of this report.

2.	See Exhibit Index on page II-1 for a list of the exhibits filed or incorporated herein as a part of this report.

(b)
Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements filed as part of this report.

ITEM 16.	FORM 10-K SUMMARY
Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of ITT Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ITT Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 16, 2018
We have served as the Company's auditor since 2002.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) YEARS ENDED DECEMBER 31	2017	2016	2015
Revenue	$2,585.3	$2,405.4	$2,485.6
Costs of revenue	1,768.1	1,647.2	1,676.5
Gross profit	817.2	758.2	809.1
General and administrative expenses	264.0	274.1	258.3
Sales and marketing expenses	169.7	170.0	183.2
Research and development expenses	93.7	80.8	78.9
Asbestos-related benefit, net	(19.9)	(25.6)	(91.4)
Operating income	309.7	258.9	380.1
Interest and non-operating expenses (income), net	0.3	0.5	(2.2)
Income from continuing operations before income tax	309.4	258.4	382.3
Income tax expense	194.6	76.0	70.1
Income from continuing operations	114.8	182.4	312.2
(Loss) income from discontinued operations, including tax benefit (expense) of $1.9, $(0.3), and $24.5, respectively	(1.5)	4.2	39.4
Net income	113.3	186.6	351.6
Less: (Loss) income attributable to noncontrolling interests	(0.2)	0.5	(0.2)
Net income attributable to ITT Inc.	$113.5	$186.1	$351.8

Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$115.0	$181.9	$312.4
(Loss) income from discontinued operations, net of tax	(1.5)	4.2	39.4
Net income	$113.5	$186.1	$351.8

Earnings (loss) per share attributable to ITT Inc.:
Basic earnings per share:
Continuing operations	$1.30	$2.04	$3.48
Discontinued operations	(0.01)	0.05	0.44
Net income	$1.29	$2.09	$3.92
Diluted earnings per share:
Continuing operations	$1.29	$2.02	$3.44
Discontinued operations	(0.01)	0.05	0.44
Net income	$1.28	$2.07	$3.88
Weighted average common shares – basic	88.3	89.2	89.8
Weighted average common shares – diluted	89.0	89.9	90.7
Cash dividends declared per common share	$0.512	$0.496	$0.4732
The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of operations.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS) YEARS ENDED DECEMBER 31	2017	2016	2015
Net income	$113.3	$186.6	$351.6
Other comprehensive income (loss):
Net foreign currency translation adjustment	95.4	(35.9)	(93.4)
Net change in postretirement benefit plans, net of tax impacts of $(5.5), $(6.9), and $9.8, respectively	7.6	8.5	(9.5)
Net change investment securities, net of tax impacts of $0.0, $0.1, and $0.0, respectively	—	0.2	—
Other comprehensive income (loss)	103.0	(27.2)	(102.9)
Comprehensive income	216.3	159.4	248.7
Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.2)	0.5	(0.2)
Comprehensive income attributable to ITT Inc.	$216.5	$158.9	$248.9
Disclosure of reclassification adjustments and other adjustments to postretirement benefit plans (See Note 15)
Reclassification adjustments:
Amortization of prior service benefit, net of tax expense of $1.8, $2.1, and $3.8, respectively	(3.0)	(3.5)	(6.2)
Amortization of net actuarial loss, net of tax benefit of $(4.1), $(4.4), and $(4.5), respectively	7.9	8.0	8.6
Loss (gain) on plan curtailment, net of tax (benefit) expense of $(1.4), $0.0, and $1.6, respectively	2.3	—	(2.6)
Loss on plan settlement, net of tax benefit of $0.0, $(4.7), and $0.0, respectively	—	8.0	—
Other adjustments:
Prior service cost, net of tax benefit of $0.8, $0.0, and $0.7, respectively	(1.3)	(0.4)	(1.3)
Net actuarial gain (loss), net of tax (expense) benefit of $(2.6), $0.1, and $8.2, respectively	4.6	(4.1)	(10.5)
Unrealized change from foreign currency translation	(2.9)	0.5	2.5
Net change in postretirement benefit plans, net of tax	7.6	8.5	(9.5)
Disclosure of reclassification adjustments to investment securities
Realized loss on investing securities, net of tax benefit of $0.0, $0.1, and $0.0, respectively	—	0.2	—

The accompanying Notes to Consolidated Financial Statements are an integral part of the statements of comprehensive income.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) DECEMBER 31	2017	2016
Assets
Current assets:
Cash and cash equivalents	$389.8	$460.7
Receivables, net	629.6	523.9
Inventories, net	311.9	295.2
Other current assets	147.4	122.0
Total current assets	1,478.7	1,401.8
Plant, property and equipment, net	521.7	464.5
Goodwill	886.8	774.7
Other intangible assets, net	156.2	160.3
Asbestos-related assets	304.0	314.6
Deferred income taxes	149.9	297.4
Other non-current assets	202.9	188.4
Total non-current assets	2,221.5	2,199.9
Total assets	$3,700.2	$3,601.7
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term loans and current maturities of long-term debt	$163.6	$214.3
Accounts payable	351.4	301.7
Accrued liabilities	384.4	350.2
Total current liabilities	899.4	866.2
Asbestos-related liabilities	800.1	877.5
Postretirement benefits	227.3	248.6
Other non-current liabilities	175.6	181.0
Total non-current liabilities	1,203.0	1,307.1
Total liabilities	2,102.4	2,173.3
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and Outstanding – 88.2 and 88.4 shares, respectively	88.2	88.4
Retained earnings	1,856.1	1,789.2
Accumulated other comprehensive loss:
Postretirement benefit plans	(137.6)	(145.2)
Cumulative translation adjustments	(210.6)	(306.0)
Total ITT Inc. shareholders' equity	1,596.1	1,426.4
Noncontrolling interests	1.7	2.0
Total shareholders’ equity	1,597.8	1,428.4
Total liabilities and shareholders’ equity	$3,700.2	$3,601.7

The accompanying Notes to Consolidated Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS) YEARS ENDED DECEMBER 31	2017	2016	2015
Operating Activities
Net income	$113.3	$186.6	$351.6
Less: (Loss) income from discontinued operations	(1.5)	4.2	39.4
Less: (Loss) income attributable to noncontrolling interests	(0.2)	0.5	(0.2)
Income from continuing operations attributable to ITT Inc.	115.0	181.9	312.4
Adjustments to income from continuing operations
Depreciation and amortization	105.3	102.0	90.0
Equity-based compensation	18.1	12.6	15.7
Asbestos-related benefit, net	(19.9)	(25.6)	(91.4)
Deferred income taxes	147.0	20.9	25.6
Asbestos-related payments, net	(45.3)	(31.5)	(24.6)
Contributions to postretirement plans	(45.0)	(19.0)	(18.6)
Changes in assets and liabilities:
Change in receivables	(59.3)	22.5	(72.0)
Change in inventories	14.2	(7.2)	31.5
Change in accounts payable	16.8	0.7	11.0
Change in accrued expenses	17.2	(27.4)	(45.8)
Change in accrued income taxes	(14.8)	(5.7)	(7.4)
Other, net	(1.9)	16.5	3.3
Net Cash – Operating activities	247.4	240.7	229.7
Investing Activities
Capital expenditures	(113.3)	(111.4)	(86.7)
Acquisitions, net of cash acquired	(113.7)	(8.8)	(351.0)
Purchases of investments	—	(60.6)	(140.1)
Maturities of investments	—	123.5	78.5
Proceeds from sale of businesses and other assets	3.8	3.0	9.5
Proceeds from insurance recovery	—	—	4.2
Other, net	—	(0.1)	0.1
Net Cash – Investing activities	(223.2)	(54.4)	(485.5)
Financing Activities
Commercial paper, net borrowings	48.9	19.0	94.5
Short-term revolving loans, borrowings	77.3	27.7	200.0
Short-term revolving loans, repayments	(177.3)	(78.3)	(50.0)
Long-term debt issued	7.0	—	—
Long-term debt, repaid	(1.3)	(1.1)	(3.6)
Repurchase of common stock	(32.9)	(77.8)	(84.0)
Dividends paid	(45.4)	(44.6)	(42.8)
Proceeds from issuance of common stock	11.2	12.3	6.2
Excess tax benefit from equity compensation activity	—	3.2	3.4
Other, net	—	(2.3)	(3.3)
Net Cash – Financing activities	(112.5)	(141.9)	120.4
Exchange rate effects on cash and cash equivalents	19.8	(11.4)	(31.6)
Net cash from discontinued operations – operating activities	(2.4)	12.0	(1.3)
Net change in cash and cash equivalents	(70.9)	45.0	(168.3)
Cash and cash equivalents – beginning of year	460.7	415.7	584.0
Cash and Cash Equivalents – End of Period	$389.8	$460.7	$415.7
Supplemental Cash Flow Disclosures
Cash paid (received) during the year for:
Interest	$3.8	$4.5	$4.3
Income taxes, net of refunds received	62.0	56.1	48.5
The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN MILLIONS)	SHARES			DOLLARS
YEARS ENDED DECEMBER 31	2017	2016	2015	2017	2016	2015
Common Stock
Common stock, beginning balance	88.4	89.5	91.0	$88.4	$89.5	$91.0
Activity from stock incentive plans	0.7	1.1	0.6	0.7	1.1	0.6
Share repurchases	(0.9)	(2.2)	(2.1)	(0.9)	(2.2)	(2.1)
Common stock, ending balance	88.2	88.4	89.5	$88.2	$88.4	$89.5
Retained Earnings
Retained earnings, beginning balance				$1,789.2	$1,696.7	$1,445.1
Cumulative adjustment for accounting change (See Note 2)				1.0	—	—
Net income attributable to ITT Inc.				113.5	186.1	351.8
Dividends declared				(45.5)	(44.6)	(42.8)
Activity from stock incentive plans				29.9	27.0	24.5
Share repurchases				(32.0)	(75.6)	(81.9)
Purchase of noncontrolling interest				—	(0.4)	—
Retained earnings, ending balance				$1,856.1	$1,789.2	$1,696.7
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance				$(145.2)	$(153.7)	$(144.2)
Net change in postretirement benefit plans				7.6	8.5	(9.5)
Postretirement benefit plans, ending balance				$(137.6)	$(145.2)	$(153.7)
Cumulative translation adjustment, beginning balance				$(306.0)	$(270.1)	$(176.7)
Net cumulative translation adjustment				95.4	(35.9)	(93.4)
Cumulative translation adjustments, ending balance				$(210.6)	$(306.0)	$(270.1)
Unrealized (loss) gain on investment securities, beginning balance				$—	$(0.3)	$(0.3)
Net change in investment securities				—	0.3	—
Unrealized (loss) gain on investment securities, ending balance				$—	$—	$(0.3)
Total accumulated other comprehensive loss				$(348.2)	$(451.2)	$(424.1)
Noncontrolling Interests
Noncontrolling interests, beginning balance				$2.0	$3.3	$5.4
Income (loss) attributable to noncontrolling interests				(0.2)	0.5	(0.2)
Dividend to noncontrolling interest shareholders				—	(1.9)	(3.3)
Noncontrolling interest acquired				—	—	1.4
Other				(0.1)	0.1	—
Noncontrolling interests, ending balance				$1.7	$2.0	$3.3
Total Shareholders’ Equity
Total shareholders’ equity, beginning balance				$1,428.4	$1,365.4	$1,220.3
Net change in common stock				(0.2)	(1.1)	(1.5)
Net change in retained earnings				66.9	92.5	251.6
Net change in accumulated other comprehensive loss				103.0	(27.1)	(102.9)
Net change in noncontrolling interests				(0.3)	(1.3)	(2.1)
Total shareholders’ equity, ending balance				$1,597.8	$1,428.4	$1,365.4
The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of changes in shareholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS AND SHARES (EXCEPT PER SHARE AMOUNTS) IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
ITT Inc. is a diversified manufacturer of highly engineered critical components and customized technology solutions for the transportation, industrial, and oil and gas markets. Unless the context otherwise indicates, references herein to "ITT," "the Company," and such words as "we," "us," and "our" include ITT Inc. and its subsidiaries. ITT operates through three segments: Industrial Process, consisting of industrial flow equipment and services; Motion Technologies, consisting of friction and shock and vibration equipment; and Connect & Control Technologies, consisting of electronic connectors, fluid handling, motion control, and noise and energy absorption products. Financial information for our segments is presented in Note 3, Segment Information.
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
Postretirement Benefit Plans
ITT sponsors numerous pension and other employee-related defined benefit plans (collectively, postretirement benefit plans). The majority of these plans are closed to new participants. Postretirement benefit obligations are generally determined, where applicable, based on participant years of service, future compensation, and age at retirement or termination. The determination of projected benefit obligations and the recognition of expenses related to postretirement benefit plans are dependent on various assumptions that are judgmental. The assumptions involved in the measurement of our postretirement benefit plan obligations and net periodic postretirement costs primarily relate to discount rates, long-term expected rates of return on plan assets, mortality and termination rates, and other factors. Management develops each assumption using relevant Company experience in conjunction with market-related data for each individual country in which such plans exist. Actual results that differ from our assumptions are accumulated and are amortized over the estimated future working life, or remaining lifetime, of the plan participants depending on the nature of the retirement plan. For the recognition of net periodic postretirement cost, the calculation of the long-term expected return on plan assets is generally derived using a market-related value of plan assets based on yearly average asset values at the measurement date over the last 5 years.
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
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising ITT’s customer base and their dispersion across many different industries and geographic regions. However, our largest customer represents approximately 11% and 12% of the December 31, 2017 and 2016 outstanding trade accounts receivable balance, respectively. ITT performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.
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
Inventories
Inventories, which include the costs of material, labor and overhead, are stated at the lower of cost or market, with cost generally computed on a first-in, first-out (FIFO) basis. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value and are charged to cost of sales. At the point of loss recognition, a new cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in a recovery in carrying value. Inventories valued under the last-in, first-out (LIFO) method represent 12.1% and 12.9% of total 2017 and 2016 inventories, respectively. We have a LIFO reserve of $9.6 and $8.1 recorded as of December 31, 2017 and 2016, respectively.
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
Investments
Investments in fixed-maturity time deposits having an original maturity exceeding three months at the time of purchase, referred to as short-term time deposits, are classified as held-to-maturity and are recorded at amortized cost, which approximates fair value. There were no short-term time deposits held as of December 31, 2017 and December 31, 2016. Short-term time deposits are presented in other current assets as short-term investments on the Consolidated Balance Sheet. We did not realize any gains or losses from the maturity of these short-term time deposits during 2017 or 2016 and interest income recognized during 2017 or 2016 was not material to our results of operations.

Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of the balance sheet date. The Company’s investments in COLI policies are included in other non-current assets in the consolidated balance sheets and were $101.0 and $96.5 at December 31, 2017 and 2016, respectively. Changes in the cash surrender value during the period generally reflect gains or losses in the fair value of assets, premium payments, and policy redemptions. Gains from COLI investments of $3.8, $3.0, and $3.6 were recorded within general and administrative expenses in the Consolidated Statements of Operations during years ended December 31, 2017, 2016 and 2015, respectively. The COLI policy investments were made with the intention of utilizing them as a long-term funding source for deferred compensation obligations, which as of December 31, 2017 and 2016 were approximately $12.5 and $12.6, respectively, however, the COLI policies do not represent a committed funding source for these obligations and as such they are subject to claims from creditors, and we can designate them for another purpose at any time.
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
For transactions denominated in other than the functional currency, revenue and expenses are remeasured at average exchange rates in effect during the reporting period in which the transactions occurred, except for expenses related to nonmonetary assets and liabilities. Transaction gains or losses from foreign currency remeasurement are reported in general and administrative expenses in the Consolidated Statements of Operations. During 2017 and 2016, we recognized transaction losses of $12.4 and $1.0, respectively. During 2015, we recognized transaction gains of $2.8.

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
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09 to simplify several aspects of the accounting standard for employee share-based payment transactions, including the classification of excess tax benefits and deficiencies and the accounting for employee forfeitures. ITT elected to adopt this guidance as of January 1, 2017 which includes the following:

•
Excess tax benefits and deficiencies are no longer recognized as a change in additional paid-in-capital in the equity section of the Balance Sheet. Instead they are recognized on the Statements of Operations as a tax expense or benefit. On the Statement of Cash Flows, excess tax benefits and deficiencies are no longer classified as a financing activity. Instead they are classified as an operating activity. These provisions were adopted using a prospective method of transition. During 2017, we recorded an income tax benefit of $2.7, on the Statement of Operations and classified this benefit on the Statement of Cash Flows as an operating activity. The excess tax benefit of $3.2 and $3.4 for 2016 and 2015 was recorded as a change in equity on the Balance Sheet and was classified as a financing activity on the Statement of Cash Flows.

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

•
The impact of forfeitures are now recognized as they occur as opposed to previously estimating future employee forfeitures. We adopted this provision utilizing a modified retrospective approach, resulting in a cumulative-effect adjustment reducing retained earnings by $1.1, net of tax, as of January 1, 2017.

•
The ASU also provides new guidance to other areas including minimum statutory tax withholding rules and the calculation of diluted common shares outstanding. The adoption of these provisions were reflected prospectively in the financial statements and did not have a material impact.

Accounting Pronouncements Not Yet Adopted
In March 2017, the FASB issued ASU 2017-07 which amends the Statement of Operations presentation for the components of net periodic benefit cost for entities that sponsor defined benefit pension and other postretirement plans. Under the ASU, entities will be required to disaggregate the service cost component and present it with other current compensation costs for the related employees. All other components of net periodic benefit cost will no longer be classified as an operating expense. In addition, only the service cost component will be eligible for capitalization on the balance sheet. The ASU is effective for the Company beginning in first quarter of 2018 and requires a retrospective transition method to adopt the requirement to present service costs separately from the other components of net periodic benefit cost in the statements of operations, and a prospective transition method to adopt the requirement that prohibits capitalization of all components of net periodic benefit cost on the balance sheet except service costs. As a result of the adoption of the new standard, certain net periodic benefit costs will be reclassified as non-operating expenses resulting in an increase to operating income of approximately $10 and $18 for 2017 and 2016, respectively, with an offsetting impact to non-operating expense (income). In addition, service costs eligible for capitalization on the balance sheet in 2018 is expected to be immaterial.
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
In May 2014, the FASB issued ASU 2014-09 amending the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. Based on the evaluation of our current contracts and revenue streams, most will be recorded consistently under both the current and new standard. However, the timing of revenue recognition of certain design and build contracts, recognized using the percentage of completion method under the current standard, will be dependent on contract terms and therefore will vary based on the new guidance. We plan to adopt the new guidance using a modified retrospective approach in the first quarter of 2018. As of the date of adoption, we estimate we have recognized approximately $40 of revenue and $5 of operating income on open contracts in the Industrial Process segment using the percentage of completion method that under the new guidance will not qualify for over time recognition. As a result, we estimate the cumulative effect of adopting the new guidance will decrease the opening balance of retained earnings by $4, net of tax. The revenue and operating income related to these open contracts will be recognized in future periods upon shipment. Additionally, the new guidance will result in a change in balance sheet presentation. Certain progress payments, currently presented as a reduction of inventory, will be presented within accrued liabilities. Unbilled receivables, currently presented within Receivables, net, will be presented within other current or non-current assets.
NOTE 3
SEGMENT INFORMATION
During the first quarter of 2017, we combined our former Interconnect Solutions and Control Technologies segments to form Connect & Control Technologies. All prior year segment information has been reclassified based on our current segment structure. The Company’s segments are reported on the same basis used by our chief operating decision maker, for evaluating performance and for allocating resources. Our three reportable segments are referred to as: Industrial Process, Motion Technologies, and Connect & Control Technologies.
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

	Revenue			Operating Income (Loss)			Operating Margin
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Industrial Process	$807.2	$830.1	$1,113.8	$59.5	$33.5	$141.2	7.4%	4.0%	12.7%
Motion Technologies	1,176.0	983.4	767.2	190.0	171.4	126.4	16.2%	17.4%	16.5%
Connect & Control Technologies	605.6	596.3	609.3	66.7	65.2	54.6	11.0%	10.9%	9.0%
Total segment results	2,588.8	2,409.8	2,490.3	316.2	270.1	322.2	12.2%	11.2%	13.0%
Asbestos-related benefit, net	—	—	—	19.9	25.6	91.4	—	—	—
Eliminations / Other corporate costs	(3.5)	(4.4)	(4.7)	(26.4)	(36.8)	(33.5)	—	—	—
Total Eliminations / Corporate and Other costs	(3.5)	(4.4)	(4.7)	(6.5)	(11.2)	57.9	—	—	—
Total	$2,585.3	$2,405.4	$2,485.6	$309.7	$258.9	$380.1	12.0%	10.8%	15.3%

	Assets		Capital Expenditures			Depreciation and Amortization
	2017	2016	2017	2016	2015	2017	2016	2015
Industrial Process	$1,025.7	$998.1	$19.3	$24.4	$20.4	$27.5	$27.9	$27.9
Motion Technologies	1,140.4	838.4	79.1	73.5	39.3	49.4	43.2	32.4
Connect & Control Technologies	694.8	678.4	10.6	11.7	23.7	22.8	24.3	23.4
Corporate and Other	839.3	1,086.8	4.3	1.8	3.3	5.6	6.6	6.3
Total	$3,700.2	$3,601.7	$113.3	$111.4	$86.7	$105.3	$102.0	$90.0

	Revenue(a)
Geographic Information	2017	2016	2015
United States	$853.6	$900.3	$941.1
Germany	389.3	324.4	290.7
Other developed markets	495.5	459.6	476.8
Other emerging markets	846.9	721.1	777.0
Total	$2,585.3	$2,405.4	$2,485.6

(a)	Revenue to external customers is attributed to individual regions based upon the destination of product or service delivery.

	Plant, Property & Equipment, Net
Geographic Information	2017	2016
United States	$168.3	$181.6
Italy	102.9	81.0
China	52.1	40.2
Germany	39.1	38.5
Mexico	34.5	28.7
Czech Republic	27.9	16.8
South Korea	27.8	28.0
Other developed markets	41.8	36.0
Other emerging markets	27.3	13.7
Total	$521.7	$464.5

The following table provides revenue by product category, net of intercompany balances.

	2017	2016	2015
Pumps and complementary products	$718.8	$745.1	$1,025.9
Pump support and maintenance services	88.4	84.7	87.8
Brake component products	979.7	873.4	656.7
Shock absorber equipment	196.0	109.6	110.2
Connectors	317.9	309.1	327.9
Aerospace control components	223.1	220.8	210.7
Industrial control components	61.4	62.7	66.4
Total	$2,585.3	$2,405.4	$2,485.6

During 2017, 2016, and 2015, a single external customer accounted for 11.1%, 10.5%, and 9.1% of consolidated ITT revenue, respectively. The revenue from this customer is reported within the Motion Technologies segment.
NOTE 4
RESTRUCTURING ACTIONS
Restructuring costs are included as a component of general and administrative expense in our Consolidated Statements of Operations. Restructuring costs incurred during each of the previous three years ended are presented in the table below.

	2017	2016	2015
By component:
Severance costs	$9.5	$24.3	$21.7
Asset write-offs	1.9	0.7	1.0
Other restructuring costs	1.7	1.3	1.3
Total restructuring costs	$13.1	$26.3	$24.0
By segment:
Industrial Process	$7.4	$20.5	$12.2
Motion Technologies	2.3	2.5	—
Connect & Control Technologies	3.3	1.5	11.6
Corporate and Other	0.1	1.8	0.2

The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Balance Sheet within accrued liabilities, for each of the previous two years ended December 31st.

	2017	2016
Restructuring accruals - beginning balance	$14.6	$20.0
Restructuring costs	13.1	26.3
Cash payments	(17.8)	(30.3)
Asset write-offs	(1.9)	(0.7)
Foreign exchange translation and other	0.9	(0.7)
Restructuring accrual - ending balance	$8.9	$14.6
By accrual type:
Severance accrual	$8.0	$14.3
Facility carrying and other costs accrual	0.9	0.3

We have initiated various restructuring actions throughout the business during the past three years. Discussion of certain individually significant actions is provided below. Other less significant restructuring actions initiated in the past three years include various reduction in force initiatives and the relocation of certain manufacturing facilities.
Industrial Process Restructuring Actions
Since early 2015, we have been executing a series of restructuring actions focused on achieving efficiencies and reducing the overall cost structure of the Industrial Process segment in an effort to align with the declining oil and gas market conditions experienced over the past three years. During 2017, we continued to pursue these objectives and we recognized $7.4 of restructuring costs related to severance for approximately 70 employees, the exit of certain office space, and an asset write-off. During 2016 and 2015, we recognized restructuring costs of $20.5 and $12.2, respectively, primarily related to employee severance costs. Cash payments related to these actions are expected to be substantially complete in 2018. We will continue to monitor and evaluate the need for any additional restructuring actions.

	2017	2016
Restructuring accruals - beginning balance	$6.5	$4.9
Restructuring costs	7.4	20.5
Cash payments	(7.3)	(18.0)
Asset write-offs	(1.8)	(0.5)
Foreign exchange translation and other	(0.9)	(0.4)
Restructuring accruals - ending balance	$3.9	$6.5

NOTE 5
INCOME TAXES
For each of the years ended December 31, 2017, 2016, and 2015 the tax data related to continuing operations is as follows:

	2017	2016	2015
Income components:
United States	$89.2	$87.5	$159.3
International	220.2	170.9	223.0
Income from continuing operations before income tax	309.4	258.4	382.3
Income tax expense components:
Current income tax expense (benefit):
United States – federal	7.7	4.3	(8.5)
United States – state and local	1.3	(0.3)	0.1
International	38.6	51.1	52.9
Total current income tax expense	47.6	55.1	44.5
Deferred income tax expense components:
United States – federal	105.9	26.4	31.9
United States – state and local	4.4	(2.1)	6.0
International	36.7	(3.4)	(12.3)
Total deferred income tax expense	147.0	20.9	25.6
Income tax expense	$194.6	$76.0	$70.1
Effective income tax rate	62.9%	29.4%	18.3%

A reconciliation of the income tax expense for continuing operations from the U.S. statutory income tax rate to the effective income tax rate is as follows for each of the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Federal deferred taxes remeasurement - Tax Act	27.8%	—%	—%
One-time tax on foreign earnings - Tax Act	18.8%	—%	—%
Foreign tax rate differential	(8.6)%	(3.5)%	(4.7)%
Tax exempt interest	(7.8)%	(5.2)%	(6.7)%
Valuation allowance on deferred tax assets	7.2%	1.4%	3.3%
Tax on undistributed foreign earnings	(4.8)%	4.9%	(5.6)%
U.S. permanent items	(2.2)%	(1.9)%	(1.0)%
Italy patent box prior year benefit	(1.1)%	—%	—%
Audit settlements and unrecognized tax benefits	(0.8)%	(5.2)%	(5.0)%
U.S. tax on foreign earnings	0.3%	4.7%	3.8%
State and local income tax	0.3%	(0.1)%	1.0%
Foreign tax holiday	—%	—%	(1.1)%
Other adjustments	(1.2)%	(0.7)%	(0.7)%
Effective income tax rate	62.9%	29.4%	18.3%

Our effective tax rate in 2017 includes the significant impact related to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) that was approved by Congress on December 20, 2017 and signed into law by the U.S. President on December 22, 2017. The Tax Act significantly changes the U.S. corporate income tax rules most of which are effective January 1, 2018. On December 22, 2017 the SEC issued guidance under Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions a company has made, additional regulatory guidance that may be issued, and actions a company may take as a result of the Tax Act.
Quantifying the impact of the Tax Act is subject to guidance and regulations to be issued by the U.S. Treasury and possible changes to state tax laws. The Company is unable to compute with certainty the impact of the Tax Act on its financial statements. The Company has performed provisional computations of the impact of the Tax Act and has recorded the provisional amounts in its financial statements. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date.
The Tax Act adopts a new system of taxation for taxing foreign source income by providing a 100% dividend received deduction for dividends received from foreign subsidiaries; however, it imposes a one-time tax on existing post-1986 earnings albeit at reduced tax rates. The Company has recognized the following provisional tax impacts related to deemed repatriated post-1986 foreign earnings and future distribution of these earnings to the U.S.

•	The Company’s provisional computations show that approximately $1.2 billion of the Company’s existing post-1986 foreign earnings to be subject to a one-time US tax.

•
The Company recorded one-time provisional U.S. tax expense of $57.9 on existing post-1986 foreign earnings, tax expense of $37.6 on undistributed foreign earnings, reflecting foreign withholding taxes, foreign and U.S. state income taxes on future distributions of such earnings.

•	The Company also reversed a previously recorded tax liability of $52.3 on undistributed foreign earnings that were previously considered not permanently reinvested in foreign countries.
The Company intends to distribute all post-1986 earnings to the U.S. in future years, and therefore is no longer asserting permanent reinvestment of these earnings outside the U.S. Further, the Company will provide for any U.S. state and foreign taxes on distributions of future earnings of its foreign subsidiaries as these earnings will not be considered permanently reinvested in the foreign countries.
The Company has performed provisional computations and has not provided deferred taxes on its remaining excess of financial reporting over tax bases of investments in its foreign subsidiaries of approximately $218 that it intends to permanently reinvest outside the U.S. The Company anticipates that foreign earnings of $1.2 billion and future earnings of its foreign subsidiaries that are considered not permanently reinvested will be sufficient to meet its

U.S. cash needs. In the event additional foreign funds are needed to support U.S. operations, and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes.
The Tax Act reduced the U.S. corporate income tax rate to 21% from 35%. The Company has recorded tax expense of $86.0 in its consolidated financial statements for the year ended December 31, 2017 resulting from a decrease in its U.S. net deferred tax assets.
The Tax Act limits deductibility of net interest expense and officer compensation, adopts certain additional rules to tax low-taxed foreign earnings and provides reduced tax rates for certain earnings from intangibles and export activities. The company continues to maintain approximately $3.6 of deferred tax assets on its books that may not be realizable due to new limitations under the Tax Act on the deductibility of officer’s compensation. The Company will wait for further guidance from the Internal Revenue Service before deciding on the realizability of these deferred tax assets. These new rules are applicable to the tax year 2018 and forward and the Company is in the process of evaluating their impact on its financial statements. We anticipate that negative impacts of the Tax Act will reduce the tax benefit resulting from the reduced U.S. corporate income tax rate.
The Tax Act adopts a new rule “Global Intangible Low Taxed Income” (GILTI) that requires certain income of controlled foreign corporations to be subject to U.S. taxation. We are allowed under ASC 740 to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or (2) factoring such amounts into the Company’s measurement of its deferred taxes. Because of the complexity of these rules, and anticipated guidance from U.S. Treasury we will continue to evaluate the impact on the Company’s financial statements. Therefore, we have not recorded any deferred taxes related to GILTI and have not made a policy decision regarding whether to record deferred taxes on GILTI.
Deferred tax assets and liabilities include the following:

	2017	2016
Deferred Tax Assets:
Loss carryforwards	$165.5	$112.3
Asbestos	118.7	209.8
Employee benefits	70.8	98.9
Accruals	51.3	74.8
Credit carryforwards	5.7	50.7
Other	23.1	21.2
Gross deferred tax assets	435.1	567.7
Less: Valuation allowance	170.0	113.3
Net deferred tax assets	$265.1	$454.4
Deferred Tax Liabilities:
Intangibles	$(45.4)	$(68.3)
Undistributed earnings	(39.0)	(52.3)
Accelerated depreciation	(31.8)	(36.5)
Investment	(0.2)	(0.4)
Total deferred tax liabilities	$(116.4)	$(157.5)
Net deferred tax assets	$148.7	$296.9

Deferred taxes are presented in the Consolidated Balance Sheets as follows:

	2017	2016
Non-current assets	$149.9	$297.4
Other non-current liabilities	(1.2)	(0.5)
Net deferred tax assets	$148.7	$296.9

The table included below provides a rollforward of our valuation allowance on net deferred income tax assets from December 31, 2014 to December 31, 2017.

	Federal	State	Foreign	Total
DTA valuation allowance - December 31, 2014	$—	$45.0	$102.1	$147.1
Change in assessment	—	—	(7.4)	(7.4)
Current year operations	—	(3.5)	(0.5)	(4.0)
DTA valuation allowance - December 31, 2015	—	41.5	94.2	135.7
Change in assessment	—	—	(0.3)	(0.3)
Current year operations	—	4.4	(26.5)	(22.1)
DTA valuation allowance - December 31, 2016	—	45.9	67.4	113.3
Current year operations	—	26.5	30.2	56.7
DTA valuation allowance - December 31, 2017	$—	$72.4	$97.6	$170.0

The Company continues to maintain a valuation allowance against certain deferred tax assets attributable to state net operating losses and tax credits, and certain foreign net deferred tax assets primarily in Luxembourg, Germany, China and India which are not expected to be realized.
We have the following tax attributes available for utilization at December 31, 2017:

Attribute	Amount	First Year of Expiration
U.S. federal net operating losses	$0.1	12/31/2033
U.S. state net operating losses	$1,326.2	12/31/2018
U.S. federal tax credits	$0.2	12/31/2021
U.S. state tax credits	$5.5	12/31/2020
Foreign net operating losses(a)	$350.0	12/31/2018

(a) Included are approximately $228.1 of net operating loss carryforwards in Luxembourg as of December 31, 2017 that do not expire.
Excess tax benefits related to stock-based compensation of $2.7 for 2017 were recorded as an income tax benefit in the statement of operations, whereas the 2016 and 2015 amounts of $3.2 and $3.4, respectively, were recorded as an adjustment to retained earnings in the balance sheet. The change in presentation is due to the January 1, 2017 adoption of ASU 2016-09 that simplified several aspects of the accounting for employee share-based payment transactions. The 2017 income tax benefit has been reflected in the caption “U.S. permanent items” within the effective tax rate reconciliation table.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for each of the years ended December 31, 2017, 2016, and 2015 is as follows:

	2017	2016	2015
Unrecognized tax benefits – January 1	$69.5	$87.6	$160.1
Additions for:
Current year tax positions	1.1	1.2	3.4
Prior year tax positions	—	0.2	1.8
Assumed in acquisition	—	0.2	1.9
Reductions for:
Prior year tax positions	(12.7)	(3.8)	(56.6)
Expiration of statute of limitations	(5.8)	(5.0)	(4.0)
Settlements	(0.2)	(10.9)	(19.0)
Unrecognized tax benefits – December 31	$51.9	$69.5	$87.6

As of December 31, 2017, $24.7 and $2.5 of the unrecognized tax benefits would affect the effective tax rate for continuing operations and discontinued operations respectively, if realized. The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, China, Germany, Hong Kong, Italy, Korea, Mexico, the U.S. and Venezuela.
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
The following table summarizes the earliest open tax years by major jurisdiction as of December 31, 2017:

Jurisdiction	Earliest Open Year
China	2012
Czech Republic	2011
Germany	2010
Italy	2005
Korea	2012
Luxembourg	2012
Mexico	2012
United States	2014

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Statements of Operations. During 2017, 2016, and 2015 we recognized a net interest benefit of $2.4, $2.9, and $5.7, respectively, related to tax matters. We had $4.1, $6.8, and $9.8 of interest expense accrued from continuing and discontinued operations related to tax matters as of December 31, 2017, 2016, and 2015, respectively.
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

NOTE 6
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted common shares outstanding for the three years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
Basic weighted average common shares outstanding	88.3	89.2	89.8
Add: Dilutive impact of outstanding equity awards	0.7	0.7	0.9
Diluted weighted average common shares outstanding	89.0	89.9	90.7

The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three years ended December 31, 2017, 2016 and 2015 because they were anti-dilutive.

	2017	2016	2015
Anti-dilutive stock options	0.3	0.7	0.4
Average exercise price	$42.43	$38.34	$42.50
Year(s) of expiration	2024 - 2025	2024 - 2026	2024 - 2025

In addition, 0.1 of outstanding employee PSU awards (see Note 16, Long-Term Incentive Employee Compensation, for additional information on PSU awards) were excluded from the computation of diluted earnings per share for the years ended December 31, 2017, 2016 and 2015, respectively, as the necessary performance conditions had not yet been satisfied.
NOTE 7
RECEIVABLES, NET

	2017	2016
Trade accounts receivable	$601.4	$513.5
Notes receivable	3.9	4.2
Other(a)	40.4	21.6
Receivables, gross	645.7	539.3
Less: allowance for doubtful accounts	16.1	15.4
Receivables, net	$629.6	$523.9

(a)Other includes an insurance-related settlement receivable of $19.0 recorded in 2017.

The following table displays a rollforward of the allowance for doubtful accounts for the years ended December 31, 2017, 2016, and 2015.

	2017	2016	2015
Allowance for doubtful accounts – January 1	$15.4	$16.1	$13.3
Charges to income	3.6	1.5	3.6
Write-offs	(4.4)	(1.5)	(0.8)
Foreign currency and other	1.5	(0.7)	—
Allowance for doubtful accounts – December 31	$16.1	$15.4	$16.1

NOTE 8
INVENTORIES, NET

	2017	2016
Finished goods	$55.9	$53.0
Work in process	54.8	60.5
Raw materials	184.4	166.0
Inventoried costs related to long-term contracts	38.1	33.5
Total inventory before progress payments	333.2	313.0
Less – progress payments	(21.3)	(17.8)
Inventories, net	$311.9	$295.2

NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS

	2017	2016
Asbestos-related current assets	$64.7	$66.0
Prepaid income tax	30.3	7.6
Other	52.4	48.4
Other current assets	$147.4	$122.0
Other employee benefit-related assets	$111.3	$96.5
Capitalized software costs	41.9	38.1
Environmental-related assets	24.5	33.4
Equity method investments	6.7	5.6
Other	18.5	14.8
Other non-current assets	$202.9	$188.4

NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET

	2017	2016
Machinery and equipment	$1,039.9	$898.6
Buildings and improvements	262.5	244.6
Furniture, fixtures and office equipment	74.5	68.0
Construction work in progress	58.4	68.5
Land and improvements	28.7	28.2
Other	10.9	5.3
Plant, property and equipment, gross	1,474.9	1,313.2
Less: accumulated depreciation	(953.2)	(848.7)
Plant, property and equipment, net	$521.7	$464.5

Depreciation expense of $78.3, $74.1 and $70.7 was recognized in 2017, 2016 and 2015, respectively.
During 2017 the Company entered into an agreement to sell excess property for a cash purchase price of approximately $41. The purchaser’s due diligence period has ended, however there are remaining conditions to closing which are anticipated to be finalized in the first half of 2018. At closing, the Company will receive the cash proceeds and is expected to record a gain of approximately $38 to $40.

NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 by segment are as follows:

	Industrial Process	Motion Technologies	Connect & Control Technologies	Total
Goodwill - December 31, 2015	$312.6	$201.0	$264.7	$778.3
Adjustments to purchase price allocations	—	2.6	0.4	3.0
Foreign currency	(4.2)	(1.3)	(1.1)	(6.6)
Goodwill - December 31, 2016	$308.4	$202.3	$264.0	$774.7
Goodwill acquired	—	91.2	—	91.2
Adjustments to purchase price allocations	—	(8.2)	—	(8.2)
Foreign currency	16.1	10.3	2.7	29.1
Goodwill - December 31, 2017	$324.5	$295.6	$266.7	$886.8

Goodwill acquired during 2017 relates to our acquisition of Axtone and represents the excess of the purchase price over the net assets acquired, the valuation of which is expected to be completed in the first quarter of 2018. Upon completion of the valuation, goodwill acquired will be adjusted to reflect the final fair value of the net assets acquired. See Note 21, Acquisitions, for further information.
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$166.2	$(74.4)	$91.8	$155.8	$(59.3)	$96.5
Proprietary technology	54.4	(21.8)	32.6	52.5	(16.8)	35.7
Patents and other	13.5	(9.2)	4.3	9.0	(7.6)	1.4
Finite-lived intangible total	234.1	(105.4)	128.7	217.3	(83.7)	133.6
Indefinite-lived intangibles	27.5	—	27.5	26.7	—	26.7
Other Intangible Assets	$261.6	$(105.4)	$156.2	$244.0	$(83.7)	$160.3

Indefinite-lived intangibles primarily consist of brands and trademarks.
During the second quarter of 2016, we recognized an impairment loss of $4.1 related to indefinite-lived trade names within our Industrial Process segment. The impairment loss was the result of the challenging economic conditions within the upstream oil and gas market. The impairment was recorded within general and administrative expenses.
Customer relationships, proprietary technology and patents and other intangible assets are amortized over weighted average lives of approximately 12.3 years, 13.2 years and 11.3 years, respectively.
The fair value of intangible assets acquired in connection with the purchase of Axtone, include $7.6 of customer relationships and $2.3 of trademarks. These intangible assets will be amortized over their estimated useful lives of 12 years and 10 years, respectively. See Note 21, Acquisitions, for further information.

Amortization expense related to intangible assets for 2017, 2016 and 2015 was $18.9, $20.1 and $14.0, respectively. Estimated amortization expense for each of the five succeeding years is as follows:

Year	Estimated Amortization Expense
2018	$18.1
2019	18.1
2020	17.9
2021	17.9
2022	16.2
Thereafter	40.5

NOTE 12
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	2017	2016
Compensation and other employee-related benefits	$147.2	$120.5
Asbestos-related liability	77.1	76.8
Customer-related liabilities	45.5	39.9
Accrued income taxes and other tax-related liabilities	36.1	31.0
Environmental and other legal matters	22.8	25.1
Accrued warranty costs	17.0	17.4
Other accrued liabilities	38.7	39.5
Accrued and other current liabilities	$384.4	$350.2
Environmental liabilities	$63.6	$63.2
Compensation and other employee-related benefits	36.4	33.0
Deferred income taxes and other tax-related liabilities	19.3	24.9
Other	56.3	59.9
Other non-current liabilities	$175.6	$181.0

NOTE 13
LEASES AND RENTALS
ITT leases certain offices, manufacturing buildings, land, machinery, automobiles, computers and other equipment. The majority of leases expire at various dates through 2027 and may include renewal and payment escalation clauses. ITT often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under operating leases were $25.4, $21.1 and $18.6 for 2017, 2016 and 2015, respectively. Future minimum operating lease payments under non-cancellable operating leases with an initial term in excess of one year as of December 31, 2017 are shown below.

2018	$24.8
2019	20.2
2020	17.0
2021	16.6
2022	14.4
2023 and thereafter	58.2
Total minimum lease payments	$151.2

NOTE 14
DEBT

	2017	2016
Commercial Paper	$162.4	$113.5
Short-term loans	—	100.0
Current maturities of long-term debt	0.9	0.6
Current capital leases	0.3	0.2
Short-term loans and current maturities of long-term debt	163.6	214.3
Non-current maturities of long-term debt	8.2	1.8
Non-current capital leases	0.1	0.2
Long-term debt and capital leases	8.3	2.0
Total debt and capital leases	$171.9	$216.3

Commercial Paper
Commercial paper outstanding was $162.4 and $113.5, with an associated weighted average interest rate of 2.09% and 1.14% and maturity terms less than one month from the date of issuance as of December 31, 2017 and 2016, respectively.
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
At our election, the interest rate per annum applicable to the competitive advances will be obtained from bids in accordance with competitive auction procedures. At our election, interest rate per annum applicable to the revolving loans will be based on either (i) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin or (ii) a fluctuating rate of interest determined by reference to the greatest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1% or (c) the 1-month LIBOR rate, adjusted for statutory reserve requirements, plus 1%, in each case, plus an applicable margin. As of December 31, 2017, we had no outstanding obligations under the credit facility. As of December 31, 2016, we had $100 outstanding under the credit facility, with an associated interest rate of 1.87%.
The credit facility contains customary affirmative and negative covenants that, among other things, will limit or restrict our ability to: incur additional debt or issue guarantees; create liens; enter into certain sale and lease-back transactions; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. Additionally, the Revolving Credit Agreement requires us not to permit the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (leverage ratio) to exceed 3.00 to 1.00 at any time, or the ratio of consolidated EBITDA to consolidated interest expense (interest coverage ratio) to be less than 3.00 to 1.00. At December 31, 2017, our interest coverage ratio and leverage ratio were within the prescribed thresholds. In the event of certain ratings downgrades of the Company to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the credit facility.

NOTE 15
POSTRETIREMENT BENEFIT PLANS
Defined Contribution Plans
Substantially all of ITT’s U.S. and certain international employees are eligible to participate in a defined contribution plan. ITT sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require us to match a percentage of the employee contributions up to certain limits. Company contributions charged to income amounted to $16.7, $17.3, and $18.4 for 2017, 2016 and 2015, respectively.
The ITT Stock Fund, an investment option for certain ITT defined contribution plans, is considered an employee stock ownership plan and, as a result, participants in the ITT Stock Fund may receive dividends in cash or may reinvest such dividends into the ITT Stock Fund. The ITT Stock Fund held approximately 0.2 shares of ITT common stock at December 31, 2017.
Defined Benefit Plans
ITT sponsors numerous defined benefit pension plans which have approximately 2,000 active participants; however, most of these plans have been closed to new participants. As of December 31, 2017, of our total projected benefit obligation, the ITT Consolidated Hourly Pension Plan represented 39%, the ITT Industrial Process Pension Plan represented 35%, other U.S. plans represented 4% and international pension plans represented 22%. The U.S. plans are generally for hourly employees with a flat dollar benefit formula based on years of service. International plan benefits are primarily determined based on participant years of service, future compensation, and age at retirement or termination.
ITT also provides health care and life insurance benefits for eligible U.S. employees upon retirement. In some cases, the plan is still open to certain union employees, but for the majority of our businesses these plans are closed to new participants. The majority of the liability pertains to retirees with postretirement medical insurance.
Balance Sheet Information
Amounts recognized as assets or liabilities in the Consolidated Balance Sheets for postretirement benefit plans reflect the funded status. The following table provides a summary of the funded status of our postretirement benefit plans and the presentation of the funded status within our Consolidated Balance Sheet as of December 31, 2017 and 2016.

	2017			2016
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Fair value of plan assets	$321.5	$5.2	$326.7	$263.1	$6.1	$269.2
Projected benefit obligation	419.0	138.1	557.1	392.2	138.8	531.0
Funded status	$(97.5)	$(132.9)	$(230.4)	$(129.1)	$(132.7)	$(261.8)
Amounts reported within:
Non-current assets	$10.3	$—	$10.3	$—	$—	$—
Accrued liabilities	(4.8)	(8.6)	(13.4)	(3.7)	(9.5)	(13.2)
Non-current liabilities	(103.0)	(124.3)	(227.3)	(125.4)	(123.2)	(248.6)

A portion of our projected benefit obligation includes amounts that have not yet been recognized as expense in our results of operations. Such amounts are recorded within accumulated other comprehensive loss until they are amortized as a component of net periodic postretirement cost. The following table provides a summary of amounts recorded within accumulated other comprehensive loss at December 31, 2017 and 2016.

	2017			2016
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net actuarial loss	$141.1	$56.3	$197.4	$154.0	$59.6	$213.6
Prior service cost (benefit)	2.0	(44.3)	(42.3)	5.1	(50.5)	(45.4)
Total	$143.1	$12.0	$155.1	$159.1	$9.1	$168.2

The following table provides a rollforward of the projected benefit obligations for our U.S. and international pension plans and our other employee-related defined benefit plans for the years ended December 31, 2017 and 2016.

	2017				2016
	U.S.	Int’l	Other Benefits	Total	U.S.	Int’l	Other Benefits	Total
Change in benefit obligation
Benefit obligation – January 1	$312.3	$79.9	$138.8	$531.0	$339.9	$78.0	$143.4	$561.3
Service cost	4.6	1.4	0.8	6.8	4.1	1.3	0.9	6.3
Interest cost	10.5	1.6	4.4	16.5	11.9	1.5	4.9	18.3
Amendments	1.6	—	0.4	2.0	—	0.4	—	0.4
Actuarial loss (gain)	19.1	(0.3)	1.9	20.7	5.9	4.2	(1.9)	8.2
Benefits and expenses paid	(22.4)	(3.0)	(8.2)	(33.6)	(21.5)	(2.7)	(8.5)	(32.7)
Acquired	—	3.5	—	3.5	—	—	—	—
Settlement	—	(0.4)	—	(0.4)	(28.0)	(0.5)	—	(28.5)
Curtailment	—	—	—	—	—	(0.2)	—	(0.2)
Foreign currency translation	—	10.6	—	10.6	—	(2.1)	—	(2.1)
Benefit obligation – December 31	$325.7	$93.3	$138.1	$557.1	$312.3	$79.9	$138.8	$531.0

The following table provides a rollforward of our U.S. and international pension plan and other employee-related defined benefit plan assets and the funded status as of and for the years ended December 31, 2017 and 2016.

	2017				2016
	U.S.	Int’l	Other Benefits	Total	U.S.	Int’l	Other Benefits	Total
Change in plan assets
Plan assets – January 1	$262.2	$0.9	$6.1	$269.2	$278.1	$0.9	$7.9	$286.9
Actual return on plan assets	45.2	—	1.2	46.4	24.0	—	0.5	24.5
Employer contributions	35.9	3.0	6.1	45.0	9.6	3.2	6.2	19.0
Benefits and expenses paid	(22.4)	(3.0)	(8.2)	(33.6)	(21.5)	(2.7)	(8.5)	(32.7)
Settlement	—	(0.4)	—	(0.4)	(28.0)	(0.5)	—	(28.5)
Foreign currency translation	—	0.1	—	0.1	—	—	—	—
Plan assets – December 31	$320.9	$0.6	$5.2	$326.7	$262.2	$0.9	$6.1	$269.2
Funded status at end of year	$(4.8)	$(92.7)	$(132.9)	$(230.4)	$(50.1)	$(79.0)	$(132.7)	$(261.8)

The accumulated benefit obligation for all defined benefit pension plans was $416.7 and $389.4 at December 31, 2017 and 2016, respectively. Information for pension plans with an accumulated benefit obligation in excess of plan assets is included in the following table.

	2017	2016
Projected benefit obligation	$107.8	$391.6
Accumulated benefit obligation	105.4	388.8
Fair value of plan assets	—	262.2

Statements of Operations Information
The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss for each of the years ended December 31, 2017, 2016 and 2015 as they pertain to our defined benefit pension plans.

	2017			2016			2015
	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Net periodic postretirement cost - pension
Service cost	$4.6	$1.4	$6.0	$4.1	$1.3	$5.4	$3.5	$1.5	$5.0
Interest cost	10.5	1.6	12.1	11.9	1.5	13.4	13.0	1.5	14.5
Expected return on plan assets	(18.3)	—	(18.3)	(20.1)	—	(20.1)	(20.8)	—	(20.8)
Amortization of net actuarial loss	6.6	1.0	7.6	7.1	0.7	7.8	7.5	1.0	8.5
Amortization of prior service cost	1.0	—	1.0	0.9	—	0.9	1.0	—	1.0
Net periodic postretirement cost	4.4	4.0	8.4	3.9	3.5	7.4	4.2	4.0	8.2
Curtailment or settlement charges	3.7	—	3.7	12.7	—	12.7	—	0.1	0.1
Total net periodic postretirement cost	8.1	4.0	12.1	16.6	3.5	20.1	4.2	4.1	8.3
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	(7.9)	(0.3)	(8.2)	2.1	4.0	6.1	13.9	(2.9)	11.0
Prior service cost	1.6	—	1.6	—	0.4	0.4	—	—	—
Amortization of net actuarial (loss) gain	(6.6)	(1.0)	(7.6)	(19.8)	(0.7)	(20.5)	(7.5)	(1.1)	(8.6)
Amortization of prior service cost	(4.7)	—	(4.7)	(0.9)	—	(0.9)	(1.0)	—	(1.0)
Foreign currency translation	—	2.9	2.9	—	(0.5)	(0.5)	—	(2.5)	(2.5)
Total change recognized in other comprehensive income	(17.6)	1.6	(16.0)	(18.6)	3.2	(15.4)	5.4	(6.5)	(1.1)
Total impact from net periodic postretirement cost and changes in other comprehensive income	$(9.5)	$5.6	$(3.9)	$(2.0)	$6.7	$4.7	$9.6	$(2.4)	$7.2

In the third quarter of 2017, we recorded a curtailment loss of $3.7 related to a freeze of benefit accruals for certain employees at our Industrial Process segment. During 2016, we recognized a non-cash pretax pension settlement charge of $12.7 as the result of a program offering certain former U.S. employees with a vested pension benefit an option to take a one-time lump sum distribution as part of ITT's overall plan to de-risk its pension plans. Approximately 1,100 participants accepted the offer, resulting in a payment of $28.0 from the plan and a reduction in the Company's projected benefit obligation of $26.6, including an actuarial loss of $1.4.

The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss for each of the years ended December 31, 2017, 2016 and 2015 as they pertain to other employee-related defined benefit plans.

	2017	2016	2015
Net periodic postretirement cost - other postretirement
Service cost	$0.8	$0.9	$0.9
Interest cost	4.4	4.9	5.0
Expected return on plan assets	(0.3)	(0.5)	(0.9)
Amortization of net actuarial loss	4.4	4.6	4.6
Amortization of prior service credit	(5.8)	(6.5)	(11.0)
Net periodic postretirement cost (benefit)	3.5	3.4	(1.4)
Gain due to curtailment	—	—	(4.2)
Total net periodic postretirement cost (benefit)	3.5	3.4	(5.6)
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	1.0	(1.9)	7.7
Prior service cost	0.5	—	—
Amortization of net actuarial loss	(4.4)	(4.6)	(4.6)
Amortization of prior service credit	5.8	6.5	11.0
Acceleration of prior service costs	—	—	6.2
Total changes recognized in other comprehensive income	2.9	—	20.3
Total impact from net periodic postretirement cost and changes in other comprehensive income	$6.4	$3.4	$14.7

During 2015, we recognized a benefit of $4.2 from a curtailment gain related to a reduction in force in our CCT segment.
The following table provides the estimated net actuarial loss and prior service cost that is expected to be amortized from accumulated other comprehensive loss into net periodic postretirement cost during 2018.

	Pension	Other Benefits	Total
Net actuarial loss	$5.9	$4.3	$10.2
Prior service cost (credit)	0.9	(5.3)	(4.4)
Total	$6.8	$(1.0)	$5.8

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

	2017			2016
	U.S.	Int’l	Other Benefits	U.S.	Int’l	Other Benefits
Obligation Assumptions:
Discount rate	3.6%	1.7%	3.6%	4.2%	1.7%	4.1%
Rate of future compensation increase	N/A	3.3%	N/A	N/A	3.4%	N/A
Cost Assumptions:
Discount rate	4.2%	1.7%	4.1%	4.3%	2.3%	4.1%
Expected return on plan assets	7.0%	1.0%	7.0%	7.2%	4.8%	7.2%

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
The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 7.0% for pre-age 65 retirees and 6.5% for post-age 65 retirees for 2018, decreasing ratably to 4.5% in 2026. Increasing the health care trend rates by one percent per year would have the effect of increasing the benefit obligation by $7.5 and the aggregate annual service and interest cost components by $0.3. A decrease of one percent in the health care trend rate would reduce the benefit obligation by $6.4 and the aggregate annual service and interest cost components by $0.3. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future working life or life expectancy of the plan participants.
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

	2017	2016	2015
Expected rate of return on plan assets	7.0%	7.2%	8.0%
Actual rate of return on plan assets	18.0%	9.2%	(2.8)%

For the recognition of net periodic postretirement cost, the calculation of the expected return on plan assets is generally derived using a market-related value of plan assets based on average asset values at the measurement date over the last five years. The use of fair value, rather than a market-related value, of plan assets could materially affect net periodic postretirement cost.

Investment Policy
The investment strategy for managing worldwide postretirement benefit plan assets is to seek an optimal rate of return relative to an appropriate level of risk for each plan. Investment strategies vary by plan, depending on the specific characteristics of the plan, such as plan size and design, funded status, liability profile and legal requirements. During 2015, our investment policy was updated to reduce risk by increasing the target allocation in fixed income by approximately 15 percentage points with a corresponding decrease in allocations to equity investments. During 2017, the investment policy was further updated to reduce risk by increasing the target allocation in fixed income by approximately 20 percentage points. Our current target allocation is 30% equity investment and 70% fixed income. Based on this approach, the long-term annual rate of return on assets was estimated at 7.0% and 7.2% for fiscal 2017 and 2016, respectfully. In fiscal 2018, we expect our estimate of the long term annual return on assets to be 6.0% for the U.S. defined benefit plans reflecting the current asset allocation.
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
The following table provides the allocation of postretirement benefit plan assets by asset category, as of December 31, 2017 and 2016, and the current asset allocation ranges by asset category.

	2017	2016	Asset Allocation Range
U.S. equities	22%	26%	0-50%
International equities	8%	22%	0-25%
Fixed income	68%	51%	50-100%
Cash and other	2%	1%	0-10%

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

The following table provides the investments at fair value held by our postretirement benefit plans at December 31, 2017 and 2016, by asset class.

	Pension			Other Benefits
2017	Level 1	Measured at NAV	Total	Level 1	Total
Collective Trusts:
U.S. equity	$—	$70.6	$70.6	$—	$—
International equity	—	26.6	26.6	—	—
Fixed income	—	218.7	218.7	—	—
Mutual funds	—	—	—	5.2	5.2
Cash and other	5.6	—	5.6	—	—
Total	$5.6	$315.9	$321.5	$5.2	$5.2

	Pension			Other Benefits
2016	Level 1	Measured at NAV	Total	Level 1	Total
Collective Trusts:
U.S. equity	$—	$67.4	$67.4	$—	$—
International equity	—	58.9	58.9	—	—
Fixed income	—	135.0	135.0	—	—
Mutual funds	—	—	—	6.1	6.1
Cash and other	1.8	—	1.8	—	—
Total	$1.8	$261.3	$263.1	$6.1	$6.1

Contributions
While we make contributions to our postretirement benefit plans when considered necessary or advantageous to do so, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. Funding requirements under IRS rules are a major consideration in making contributions to our defined benefit pension plans in the U.S. In addition, we fund certain of our international pension plans in countries where funding is allowable and tax-efficient. During 2017 and 2016, we contributed $38.9 and $12.8 to our global pension plans, respectively. The 2017 and 2016 contributions included a $35.0 and $7.8 discretionary contribution to our U.S. pension plans, respectively. We anticipate making contributions to our global pension plans of approximately $5 during 2018.
We contributed $6.1 and $6.2 to our other employee-related defined benefit plans during 2017 and 2016, respectively. We estimate that the 2018 contributions to our other employee-related defined benefit plans will be approximately $8.
Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our pension and other employee-related benefit plans.

	U.S. Pension	Int’l Pension	Other Benefits
2018	$24.9	$3.9	$10.8
2019	24.2	3.6	10.4
2020	23.1	4.4	10.2
2021	22.8	3.9	10.0
2022	22.3	4.2	9.5
2023 - 2027	103.2	19.5	41.7

NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
The 2011 Omnibus Incentive Plan (2011 Incentive Plan) was approved by shareholders and established in May of 2011 to provide for the awarding of options on common shares and full value restricted common shares or units to employees and non-employee directors. The number of shares initially available for issuance to participants under the 2011 Incentive Plan was 4.6. The 2011 Incentive Plan replaced the ITT Amended and Restated 2003 Equity Incentive Plan (2003 Incentive Plan) on a prospective basis and no future grants will be made under the 2003 Incentive Plan. However, any shares remaining available for issuance under the 2003 Incentive Plan became available for grant under the 2011 Incentive Plan as of the date the 2011 Incentive Plan was approved by shareholders. As of December 31, 2017, 38.2 shares were available for future grants under the 2011 Incentive Plan. ITT makes shares available for the exercise of stock options or vesting of restricted shares or units by purchasing shares in the open market.
Our long-term incentive plan (LTIP) is comprised of two components: restricted stock units (RSUs) and performance unit awards (PSUs). Prior to 2017, our LTIP also included non-qualified stock options (NQOs). The majority of RSUs settle in shares; however RSUs and PSUs granted to international employees are settled in cash. We account for NQOs and equity-settled RSUs and PSUs as equity-based compensation awards and cash-settled RSUs and PSUs are accounted for as liability-based awards. PSUs granted prior to 2016 were based on both a relative total shareholder return (TSR) metric as well as a return on invested capital (ROIC) metric, equally weighted. In 2017 and 2016, PSUs granted were based on a relative TSR and relative ROIC metric, equally weighted. PSUs settle in shares, dependent upon performance, following a three-year performance period to further align payouts with stock price performance. PSUs are accounted for as two distinct awards, an ROIC award and a TSR award.
LTIP costs are primarily recorded within general and administrative expenses, at fair value over the requisite service period (typically three years) on a straight-line basis and are reduced by forfeitures as they occur. These costs impacted our consolidated results of operations as follows:

	2017	2016	2015
Share-based compensation expense, equity-based awards	$18.1	$12.6	$15.7
Share-based compensation expense, liability-based awards	2.8	1.8	1.1
Total share-based compensation expense in operating income	$20.9	$14.4	$16.8
At December 31, 2017, there was $17.1 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 1.8 years. Additionally, unrecognized compensation cost related to liability-based awards was $2.9, which is expected to be recognized ratably over a weighted-average period of 1.8 years.
Non-Qualified Stock Options
Options generally vest over or at the conclusion of a 3-year period and are exercisable over 10 years, except in certain instances of death, retirement or disability. The exercise price per share is the fair market value of the underlying common stock on the date each option is granted.
A summary of the status of our NQOs as of December 31, 2017, 2016 and 2015 and changes during the years then ended is presented below.

	2017		2016		2015
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding – January 1	1.4	$30.57	1.7	$27.10	1.9	$24.20
Granted	—	—	0.4	33.01	0.2	41.52
Exercised	(0.5)	22.95	(0.6)	20.88	(0.3)	19.87
Canceled or expired	—	—	(0.1)	39.03	(0.1)	35.95
Outstanding – December 31	0.9	$34.07	1.4	$30.57	1.7	$27.10
Options exercisable – December 31	0.5	$32.24	0.8	$24.41	1.1	$21.75

The aggregate intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2017, 2016 and 2015 was $10.6, $9.6 and $6.6, respectively.
The amount of cash received from the exercise of stock options was $11.2, $12.3 and $6.2 for 2017, 2016 and 2015, respectively. The income tax benefit realized during 2017, 2016 and 2015 associated with stock option exercises and lapses of restricted stock was $7.0, $10.5 and $6.3, respectively. In 2017, we adopted new guidance prospectively which classifies cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock lapses as an operating activity. In 2016 and 2015, we classified the cash flows attributable to excess tax benefits as a financing activity. Excess tax benefits arising from stock option exercises and restricted stock lapses were $2.7, $3.2 and $3.4 for 2017, 2016 and 2015, respectively.
The following table summarizes information about ITT’s stock options at December 31, 2017:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Less than $23.00	0.1	3.5	3.4	0.1	3.5	3.4
$26.76	0.1	5.2	4.2	0.1	5.2	4.2
$33.01	0.3	8.1	6.1	0.1	8.1	0.6
$41.52	0.2	7.2	2.2	0.1	7.2	0.4
$43.52	0.2	6.2	1.4	0.1	6.2	1.4
	0.9	6.5	$17.3	0.5	5.4	$10.0

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on ITT’s closing stock price of $53.37 as of December 31, 2017, which would have been received by the option holders had all option holders exercised their options as of that date. There were no options "out-of-the-money" as of December 31, 2017. Substantially all options outstanding as of December 31, 2017 are expected to vest.
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. There were no NQOs granted in 2017. The following are weighted-average assumptions for 2016 and 2015:

	2016	2015
Dividend yield	1.5%	1.1%
Expected volatility	32.2%	29.4%
Expected life (in years)	6.0	5.8
Risk-free rates	1.5%	1.7%
Weighted-average grant date fair value	$9.16	$11.23

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

The fair value of the ROIC awards was based on the closing price of ITT common stock on the date of grant less the present value of expected dividend payments during the vesting period. A dividend yield of 1.23% was assumed based on ITT's annualized dividend payment of $0.512 per share and the February 23, 2017 closing stock price of $41.68. The fair value of the ROIC award is fixed on the grant date; however, a probability assessment is performed each reporting period to estimate the likelihood of achieving the ROIC targets and the amount of compensation to be recognized. The ROIC award payout is subject to a payout factor which includes a maximum and minimum payout.
The fair value of the TSR award was measured using a Monte Carlo simulation on the date of grant, measuring potential total shareholder return for ITT relative to the other companies in the S&P 400 Capital Goods Index (the TSR Performance Group). The expected volatility of ITT's stock price was based on the historical volatility of a peer group while expected volatility for the other companies in the TSR Performance Group was based on their own stock price history. All volatility and correlation measures were based on three years of daily historical price data through February 22, 2017, corresponding to the three-year performance period of the award. The TSR award payout is subject to a multiplier which includes a maximum and minimum payout. As the grant date occurs after the beginning of the performance period, actual TSR performance between the beginning of the performance period (December average closing stock price) and the grant date was reflected in the valuation. A dividend yield of 1.23% was assumed based on ITT's annualized dividend payment of $0.512 per share and the February 23, 2017 closing stock price of $41.68.
The table below provides a rollforward of outstanding RSUs and PSUs for each of the years ended December 31, 2017, 2016 and 2015.

	2017		2016		2015
Restricted Stock and Performance Units	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding – January 1	1.1	$38.24	1.3	$36.56	1.1	$31.70
Granted	0.5	42.52	0.5	33.28	0.5	41.34
Performance adjustment(a)	—	—	(0.1)	45.47	0.1	29.59
Lapsed	(0.2)	41.42	(0.5)	29.86	(0.3)	24.09
Canceled	(0.2)	41.75	(0.1)	39.20	(0.1)	35.89
Outstanding – December 31	1.2	$38.74	1.1	$38.24	1.3	$36.56
Vested pending issuance	0.1	$42.90	—	$—	0.3	$29.59

(a)
Represents the adjustment to the number of shares to be issued above or below target for performance results achieved relative to PSUs granted in 2015 that vested on December 31, 2017, PSUs granted in 2014 that vested on December 31, 2016 and PSUs granted in 2013 that vested on December 31, 2015.

The table below provides the number of the outstanding equity settled RSUs, cash settled RSUs, and PSUs as of December 31, 2017, 2016 and 2015.

	2017	2016	2015
Equity settled RSUs	0.7	0.7	0.7
Cash settled RSUs	0.1	0.1	0.1
PSU awards	0.4	0.3	0.5

As of December 31, 2017, substantially all RSUs outstanding are expected to vest. As of December 31, 2017, the total number of PSUs expected to vest based on current performance estimates, including those vested but pending issuance, was 0.3.

NOTE 17
CAPITAL STOCK
ITT has authority to issue an aggregate of 300 shares of capital stock, of which 250 shares have been designated as Common Stock having a par value of $1 per share and 50 shares have been designated as Preferred Stock not having any par or stated value. There was no Preferred Stock outstanding as of December 31, 2017 and 2016.
The stockholders of ITT common stock are entitled to receive dividends when and as declared by ITT’s Board of Directors. Dividends are paid quarterly. Dividends declared were $0.512, $0.496 and $0.4732 per common share in 2017, 2016, and 2015, respectively.
On October 27, 2006, a three-year $1 billion share repurchase program (Share Repurchase Program) was approved by our Board of Directors. On December 16, 2008, the provisions of the Share Repurchase Program were modified by our Board of Directors to replace the original three-year term with an indefinite term. During 2017, 2016, and 2015, we repurchased 0.8 shares, 2.0 shares, and 2.0 shares of common stock for $30.0, $70.0 and $80.0, respectively. Through December 2017, we had repurchased 21.2 shares for $859.4, including commissions, under the Share Repurchase Program.
Separate from the Share Repurchase Program, the Company repurchased 0.1 shares, 0.2 shares, and 0.1 shares for an aggregate price of $2.9, $7.8, and $4.0, during 2017, 2016 and 2015, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units. All repurchase shares are canceled immediately following the repurchase.
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
Asbestos Matters
Subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of December 31, 2017, there were 26 thousand pending active claims against ITT subsidiaries, including Goulds Pumps, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

(in thousands)	2017	2016	2015
Pending claims – Beginning	30	37	62
New claims	4	4	4
Settlements	(2)	(1)	(1)
Dismissals	(6)	(10)	(28)
Pending claims – Ending	26	30	37

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
The Company retains a consulting firm to assist management in estimating the potential liability for pending asbestos claims and for claims estimated to be filed over the next 10 years based on the methodology described above. Our methodology determines a point estimate based on our assessment of the value of each underlying assumption, rather than a range of reasonably possible outcomes. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key assumptions discussed above, additional uncertainty related to asbestos claims and estimated costs arises from the long latency period prior to the manifestation of an asbestos-related disease, changes in available medical treatments and changes in medical costs, changes in plaintiff behavior resulting from bankruptcies of other companies that are or could be co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes. At December 31, 2017, approximately 23% of the recorded asbestos liability relates to pending claims, with the remainder relating to claims estimated to be filed over the next 10 years.

We record a corresponding undiscounted asbestos-related asset that represents our best estimate of probable recoveries from our insurers for the estimated asbestos liabilities. In developing this estimate, the Company considers coverage-in-place and other agreements with its insurers, as well as a number of additional factors. These additional factors reviewed include the financial viability of our insurance carriers and any related solvency issues, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, the extent to which settlement and defense costs will be reimbursed by the insurance policies and interpretation of the various policy and contract terms and limits and their interrelationships, and various judicial determinations relevant to our insurance programs. The timing and amount of reimbursements will vary due to a time lag between when ITT pays an amount to defend or settle a claim and when a reimbursement is received from an insurer, differing policy terms and certain gaps in our insurance coverage as a result of uninsured periods, insurer insolvencies, and prior insurance settlements. Approximately 77% of our estimated receivables are due from insurers that had credit ratings of A- or better from A.M. Best as of December 31, 2017.
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
The Company has negotiated with certain of its insurers to reimburse the Company for a portion of its indemnity and defense costs through "coverage-in-place" agreements or policy buyout agreements. The agreements are designed to facilitate the collection of ITT’s insurance portfolio, to mitigate issues that insurers may raise regarding their responsibility to respond to claims, and to promote an orderly exhaustion of the policies. As of December 31, 2017, approximately 42% of our asbestos-related assets were related to coverage-in-place agreements and buyout agreements with insurers.
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
Settlement Agreements
During 2016 and 2015, ITT entered into settlement agreements with insurers to settle responsibility for multiple insurance claims. Under the terms of the settlements, the insurers agreed to a payment or specified series of payments to a QSF, resulting in a net loss of $2.1 and a benefit of $8.9, respectively.

Defense Strategy Cost Adjustment
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
Statements of Operations Charges
The table below summarizes the total net asbestos charge for the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
Asbestos provision	$56.5	$59.0	$63.0
Asbestos remeasurement, net	(76.4)	(81.8)	(44.8)
Defense cost adjustment	—	(4.9)	(100.7)
Settlement agreements	—	2.1	(8.9)
Asbestos-related benefit, net	$(19.9)	$(25.6)	$(91.4)

Changes in Financial Position
The following table provides a rollforward of the estimated asbestos liability and related assets for the years ended December 31, 2017 and 2016.

	2017			2016
	Liability	Asset	Net	Liability	Asset	Net
Balance as of January 1	$954.3	$380.6	$573.7	$1,042.8	$412.0	$630.8
Asbestos provision	67.1	10.6	56.5	68.8	9.8	59.0
Asbestos remeasurement	(66.4)	10.0	(76.4)	(75.9)	5.9	(81.8)
Settlement agreements	—	—	—	—	(2.1)	2.1
Defense cost adjustment	—	—	—	(4.9)	—	(4.9)
Net cash activity and other	(77.8)	(32.5)	(45.3)	(76.5)	(45.0)	(31.5)
Balance as of December 31	$877.2	$368.7	$508.5	$954.3	$380.6	$573.7
Current portion	77.1	64.7		76.8	66.0
Noncurrent portion	800.1	304.0		877.5	314.6

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

The following table provides a rollforward of the estimated current and long-term environmental liability for the years ended December 31, 2017 and 2016.

	2017	2016
Balance as of January 1	$76.6	$82.6
Changes in estimates for pre-existing accruals(a)	8.8	5.9
Net cash activity	(11.7)	(11.9)
Foreign currency	0.2	—
Balance as of December 31	$73.9	$76.6

(a)
Changes in estimates for pre-existing accruals includes environmental-related costs of $3.7 and a reversal of prior accruals of $0.7 reported within results of discontinued operations for the years ended December 31, 2017 and 2016, respectively.

Environmental-related assets represent estimated recoveries from insurance providers and other third parties. In the fourth quarter of 2015, ITT entered into a settlement agreement with one of our insurance providers whereby the provider agreed to pay the net present value of the remaining limits of the policy amounting to approximately $34.2. In the first quarter of 2016, the Company received $2.0 in cash and $32.2 was deposited into a QSF which can be drawn upon only to pay future environmental expenses associated with remediation sites covered under the policy, including sites owned by a former subsidiary of the Company. The Company recorded $23.0 of deferred income related to the settlement representing the excess of QSF monies over the probable liabilities associated with the covered remediation sites. During the first quarter of 2017, ITT entered into a settlement agreement with a former subsidiary to settle all claims covered by the environmental QSF. The former subsidiary no longer has rights to the funds in the QSF. The settlement resulted in a reduction to both our environmental-related asset and the corresponding deferred income liability balance of $5.2. During the second quarter of 2017, the QSF was amended resulting in income of $3.8. The total environmental-related asset as of December 31, 2017 and 2016 was $24.5 and $33.4, respectively.
The following table illustrates the reasonably possible high range of estimated liability, and number of active sites for environmental matters.

	2017	2016
High end range	$126.3	$127.6
Number of active environmental investigation and remediation sites	36	39

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

NOTE 19
GUARANTEES, INDEMNITIES AND WARRANTIES
Indemnities
Since our founding in 1920, we have acquired and disposed of numerous entities. The related acquisition and disposition agreements allocate certain assets and liabilities among the parties and contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party or for assumed or excluded liabilities. These provisions address a variety of subjects. The term and monetary amounts of each such provision are defined in the specific agreements and may be affected by various conditions and external factors. Many of the provisions have expired either by operation of law or as a result of the terms of the agreement. We do not have a liability recorded for these expired provisions and are not aware of any claims or other information that would give rise to material payments under such provisions.
As part of the 2011 spin-off, ITT LLC agreed to assume certain liabilities and provide certain indemnifications and cross-indemnifications among ITT LLC, Exelis and Xylem, subject to limited exceptions with respect to certain employee claims and other liabilities and obligations. These provisions address a variety of subjects, including asserted and unasserted product liability matters (e.g., asbestos claims, product warranties) which relate to certain products manufactured, repaired or sold prior to the 2011 spin-off. These provisions last indefinitely and are not affected by Harris' acquisition of Exelis. ITT LLC expects Exelis and Xylem to fully perform under the terms of the Distribution Agreement and therefore has not recorded a liability for matters for which we have been assumed or indemnified. In addition, both Exelis and Xylem have made asbestos indemnity claims that could give rise to material payments under the indemnity provided by ITT LLC; such claims are included in our estimate of asbestos liabilities.
Guarantees
We have $144.6 of guarantees, letters of credit and similar arrangements outstanding at December 31, 2017, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2017 as the likelihood of nonperformance by ITT is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our financial statements.
Warranties
ITT warrants numerous products, the terms of which vary widely. In general, ITT warrants its products against defect and specific non-performance. In certain markets, such as automotive, aerospace and rail, liability for product defects could extend beyond the selling price of the product and could be significant if the defect interrupts production or results in a recall. The table included below provides changes in the warranty accrual for December 31, 2017 and 2016.

	2017	2016
Warranty accrual – January 1	$19.8	$23.5
Warranty expense	7.2	7.4
Payments	(10.0)	(10.1)
Foreign currency and other	1.3	(1.0)
Warranty accrual – December 31	$18.3	$19.8

NOTE 20
DISCONTINUED OPERATIONS
Results from discontinued operations for the year ended December 31, 2017 reflect a loss of $1.5, net of tax, primarily driven by environmental related liabilities. Results from discontinued operations for the year ended December 31, 2016 reflect a gain of $4.2, net of tax, primarily related to favorable resolutions of certain legacy liabilities in 2016. Results from discontinued operations for the year ended December 31, 2015 reflect a gain of $39.4, principally related to the settlement of the U.S. income tax audit. This includes a tax benefit of $38.3 from the recognition of previously unrecognized tax positions, related net interest income of $3.2, and a $13.2 receivable due from Exelis and Xylem, partially offset by net tax expense of $17.4 from unfavorable audit adjustments.

NOTE 21
ACQUISITIONS
Axtone Railway Components
On January 26, 2017, we acquired 100% of the privately held stock of Axtone Railway Components (Axtone) for a purchase price of $123.1, including cash acquired. The purchase price allocation is subject to change during the measurement period (up to one year from the acquisition date). Axtone, which had 2016 revenue of approximately $72, is a manufacturer of highly engineered and customized energy absorption solutions, including springs, buffers, and coupler components for the railway and industrial markets.
The purchase price for Axtone was allocated to net tangible assets acquired and liabilities assumed based on their preliminary fair values as of January 26, 2017, with the excess of the purchase price of $83.0 recorded as goodwill. The primary areas of purchase price allocation that are not yet finalized relate to the valuation of certain contingent liabilities, income tax, and residual goodwill. We expect to obtain the information necessary to finalize the fair value of the net assets and liabilities during the measurement period. Changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period they occur. The goodwill arising from this acquisition, which is not expected to be deductible for income tax purposes, has been assigned to the Motion Technologies segment.
Preliminary Allocation of Purchase Price for Axtone

Cash	$9.4
Receivables	11.5
Inventory	13.6
Plant, property and equipment	13.1
Goodwill	83.0
Other intangible assets	9.9
Other assets	6.0
Accounts payable and accrued liabilities	(14.9)
Postretirement liabilities	(4.2)
Other liabilities	(4.3)
Net assets acquired	$123.1

Wolverine Automotive Holdings
On October 5, 2015, we completed the acquisition of Wolverine Automotive Holdings Inc., the parent company of Wolverine Advanced Materials LLC (Wolverine). The purchase price of $307.0 net of cash acquired, was funded through a combination of cash and borrowings from our revolving credit facility. The excess of the purchase price over the estimated fair value of net assets acquired of $164.2 was recorded as goodwill. All of the goodwill has been assigned to the Motion Technologies segment. Other intangibles acquired include existing customer relationships, proprietary technology, and trade names.
Hartzell Aerospace
On March 31, 2015, we completed the acquisition of Environmental Control Systems (f/k/a Hartzell Aerospace) for a purchase price of $52.9 that was funded through additional commercial paper borrowings. The excess of the purchase price over the estimated fair value of net assets acquired of $13.7 was recorded as goodwill. All of the goodwill has been assigned to the Control Technologies segment.
Pro forma results of operations have not been presented because the acquisitions were not deemed material at the acquisition date.

SUPPLEMENTAL FINANCIAL DATA
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2017 Quarters				2016 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenue	$683.6	$645.0	$630.9	$625.8	$588.4	$581.7	$626.2	$609.1
Gross profit	207.4	203.1	204.4	202.3	173.4	183.9	205.6	195.3
(Loss) income from continuing operations attributable to ITT Inc.	(66.0)	87.0	47.9	46.1	23.6	88.3	32.3	37.7
(Loss) income from discontinued operations	(1.2)	(0.1)	(0.1)	(0.1)	2.2	1.8	0.5	(0.3)
Net (loss) income attributable to ITT Inc.	(67.2)	86.9	47.8	46.0	25.8	90.1	32.8	37.4
Basic (loss) earnings per share attributable to ITT Inc.:
Continuing operations	$(0.75)	$0.99	$0.54	$0.52	$0.27	$0.99	$0.36	$0.42
Discontinued operations	(0.01)	—	—	—	0.02	0.02	—	—
Net (loss) income	$(0.76)	$0.99	$0.54	$0.52	$0.29	$1.01	$0.36	$0.42
Diluted (loss) earnings per share attributable to ITT Inc.:
Continuing operations	$(0.75)	$0.98	$0.54	$0.52	$0.27	$0.98	$0.36	$0.42
Discontinued operations	(0.01)	—	—	—	0.02	0.02	—	(0.01)
Net (loss) income	$(0.76)	$0.98	$0.54	$0.52	$0.29	$1.00	$0.36	$0.41
Common stock price per share:
High	$54.79	$44.95	$42.73	$44.00	$43.07	$36.98	$39.70	$38.96
Low	$44.06	$38.66	$36.93	$38.52	$32.46	$30.06	$30.31	$29.15
Close	$53.37	$44.27	$40.18	$41.02	$38.57	$35.84	$31.98	$36.89
Dividends per share	$0.128	$0.128	$0.128	$0.128	$0.124	$0.124	$0.124	$0.124

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, effective May 16, 2016 among ITT Corporation, ITT Inc. and ITT LLC
3.1	ITT Inc.’s Amended and Restated Articles of Incorporation, effective as of May 16, 2016
3.2	Amended and Restated By-laws of ITT Inc., effective as of May 16, 2016
10.1	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.
10.2	Benefits and Compensation Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.
10.3	First Amendment to Benefits and Compensation Matters Agreement, dated as of October 25, 2011
10.4	Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.
10.5	Master Transition Services Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.
10.6	ITT Transitional Trademark License Agreement - Exelis, dated as of October 25, 2011, between ITT Manufacturing Enterprises LLC and Exelis Inc.
10.7	Master Lease Agreement and Master Sublease Agreement, dated as of October 25, 2011 and September 30, 2011, respectively
10.8	Five Year Competitive Advance and Revolving Credit Facility Agreement, dated as of November 25, 2014 among ITT Corporation and the Other Parties Signatory Thereto
10.9
Instrument of Assumption and Amendment Agreement, dated as of May 16, 2016, to the Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of among ITT Inc., ITT LLC and the Administrative Agent

10.1	First Amendment to Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of November 29, 2016, among ITT Inc. and the lenders party thereto
10.11	Indenture between ITT Corporation and Union Bank N.A., as Trustee dated May 1, 2009
10.12	First Supplemental Indenture, dated as of May 16, 2016, between ITT Corporation, ITT Inc. and MUFG Union Bank, N.A. as Trustee
10.13*	ITT Annual Incentive Plan for Executive Officers, amended and restated as of May 16, 2016
10.14*	ITT Retirement Savings Plan for Salaried Employees (effective January 1, 2016)
10.15*	Supplemental Retirement Savings Plan, amended and restated as of January 1, 2016
10.16*	ITT Senior Executive Severance Pay Plan, amended and restated as of May 16, 2016
10.17*	ITT Senior Executive Change in Control Severance Pay Plan, amended and restated as of May 16, 2016
10.18*	ITT Change in Control Severance Plan, amended and restated as of May 16, 2016
10.19*	ITT Deferred Compensation Plan, as amended and restated as of May 16, 2016
10.20*	ITT Deferred Compensation Plan for Non-Employee Directors, amended and restated as of May 16, 2016
10.21*	Non-Employee Director Compensation Summary
10.22*	2011 Omnibus Incentive Plan
10.23*
ITT 2003 Equity Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) and previously known as ITT Industries, Inc. 2003 Equity Incentive Plan

10.24*	Omnibus Amendment to Long-Term Incentive Plans, dated as of May 16, 2016
10.25*	Form of 2017 Performance Unit Award Agreement
10.26*	Form of 2017 Restricted Stock Unit Award Agreement
10.27*	Form of 2016 Performance Unit Award Agreement
10.28*	Form of 2016 Non-Qualified Stock Option Award Agreement
10.29*	Form of 2016 Restricted Stock Unit Agreement
10.30*	Form of 2015 Performance Unit Award Agreement
10.31*	Form of 2015 Non-Qualified Stock Option Award Agreement
10.32*	Form of 2015 Restricted Stock Unit Agreement
10.33*	Amended and Restated Employment Agreement, dated as of May 16, 2016, between ITT Inc. and Denise L. Ramos.
10.34	Form of ITT Inc. Indemnification Agreement with its directors and officers
21	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from ITT Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements

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
February 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ DENISE L. RAMOS	Chief Executive Officer, President and Director	February 16, 2018
Denise L. Ramos (Principal executive officer)

/S/ THOMAS M. SCALERA	Executive Vice President and Chief Financial Officer	February 16, 2018
Thomas M. Scalera (Principal financial officer)

/S/ STEVEN C. GIULIANO	Vice President and Chief Accounting Officer	February 16, 2018
Steven C. Giuliano (Principal accounting officer)

/S/ ORLANDO D. ASHFORD	Director	February 16, 2018
Orlando D. Ashford

/S/ GERAUD DARNIS	Director	February 16, 2018
Geraud Darnis

/S/ DONALD DEFOSSET, JR.	Director	February 16, 2018
Donald DeFosset, Jr.

/S/ NICHOLAS C. FANANDAKIS	Director	February 16, 2018
Nicholas C. Fanandakis

/S/ CHRISTINA A. GOLD	Director	February 16, 2018
Christina A. Gold

/S/ RICHARD P. LAVIN	Director	February 16, 2018
Richard P. Lavin

/S/ MARIO LONGHI	Director	February 16, 2018
Mario Longhi

/S/ FRANK T. MACINNIS	Director	February 16, 2018
Frank T. MacInnis

/S/ REBECCA A. MCDONALD	Director	February 16, 2018
Rebecca A. McDonald

/S/ TIMOTHY H. POWERS	Director	February 16, 2018
Timothy H. Powers

II-4