Form 10-Q
period 2018-03-31
ITT Inc.
filed 2018-05-04
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-05672
ITT INC.

State of Indiana	81-1197930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1133 Westchester Avenue, White Plains, NY 10604
(Principal Executive Office)
Telephone Number: (914) 641-2000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of May 2, 2018, there were 87.4 million shares of common stock ($1 par value per share) of the registrant outstanding.

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
We use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “future,” “may,” “will,” “could,” “should,” “potential,” “continue,” “guidance” and other similar expressions to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such forward-looking statements.
Where in any forward-looking statement we express an expectation or belief as to future results or events, such expectation or belief is based on current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will occur or that anticipated results will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included in our reports filed with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for the year ended December 31, 2017 (particularly under the caption “Risk Factors”), our Quarterly Reports on Form 10-Q (including Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q) and in other documents we file from time to time with the SEC.
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
We make available free of charge at www.itt.com (in the “Investors” section) copies of materials we file with, or furnish to, the SEC. We also use the Investor Relations page of our website at www.itt.com (in the “Investors” section) to disclose important information to the public.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

For the Three Months Ended March 31	2018	2017
Revenue	$689.3	$625.8
Costs of revenue	465.1	422.7
Gross profit	224.2	203.1
General and administrative expenses	65.1	65.7
Sales and marketing expenses	43.5	43.1
Research and development expenses	24.7	22.4
Asbestos-related (benefit) costs, net	(19.7)	14.9
Operating income	110.6	57.0
Interest and non-operating expenses, net	1.8	2.2
Income from continuing operations before income tax expense	108.8	54.8
Income tax expense	7.6	9.1
Income from continuing operations	101.2	45.7
Income (loss) from discontinued operations, including tax (expense) benefit of $(0.1) and $0.1, respectively	0.1	(0.1)
Net income	101.3	45.6
Less: Income (loss) attributable to noncontrolling interests	0.1	(0.4)
Net income attributable to ITT Inc.	$101.2	$46.0
Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$101.1	$46.1
Income (loss) from discontinued operations, net of tax	0.1	(0.1)
Net income attributable to ITT Inc.	$101.2	$46.0
Earnings per share attributable to ITT Inc.:
Basic:
Continuing operations	$1.15	$0.52
Discontinued operations	—	—
Net income	$1.15	$0.52
Diluted:
Continuing operations	$1.14	$0.52
Discontinued operations	—	—
Net income	$1.14	$0.52
Weighted average common shares – basic	88.0	88.5
Weighted average common shares – diluted	89.0	89.2
Cash dividends declared per common share	$0.134	$0.128
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of operations.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended March 31	2018	2017
Net income	$101.3	$45.6
Other comprehensive income:
Net foreign currency translation adjustment	26.5	19.2
Net change in postretirement benefit plans, net of tax impacts of $0.4 and $0.5, respectively	1.1	1.1
Other comprehensive income	27.6	20.3
Comprehensive income	128.9	65.9
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.1	(0.4)
Comprehensive income attributable to ITT Inc.	$128.8	$66.3
Disclosure of reclassification adjustments to postretirement benefit plans
Reclassification adjustments (see Note 15):
Amortization of prior service benefit, net of tax expense of $(0.2) and $(0.5), respectively	$(0.9)	$(0.7)
Amortization of net actuarial loss, net of tax benefits of $0.6 and $1.0, respectively	2.0	1.8
Net change in postretirement benefit plans, net of tax	$1.1	$1.1
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$438.7	$389.8
Receivables, net	581.4	629.6
Inventories, net	404.9	311.9
Other current assets	173.0	147.4
Total current assets	1,598.0	1,478.7
Plant, property and equipment, net	526.6	521.7
Goodwill	895.7	886.8
Other intangible assets, net	151.8	156.2
Asbestos-related assets	329.6	304.0
Deferred income taxes	167.0	149.9
Other non-current assets	202.8	202.9
Total non-current assets	2,273.5	2,221.5
Total assets	$3,871.5	$3,700.2
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term loans and current maturities of long-term debt	$247.9	$163.6
Accounts payable	367.0	351.4
Accrued liabilities	394.2	384.4
Total current liabilities	1,009.1	899.4
Asbestos-related liabilities	792.9	800.1
Postretirement benefits	227.6	227.3
Other non-current liabilities	181.4	175.6
Total non-current liabilities	1,201.9	1,203.0
Total liabilities	2,211.0	2,102.4
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 87.4 shares and 88.2 shares, respectively	87.4	88.2
Retained earnings	1,891.8	1,856.1
Total accumulated other comprehensive loss	(320.6)	(348.2)
Total ITT Inc. shareholders’ equity	1,658.6	1,596.1
Noncontrolling interests	1.9	1.7
Total shareholders’ equity	1,660.5	1,597.8
Total liabilities and shareholders’ equity	$3,871.5	$3,700.2
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended March 31	2018	2017
Operating Activities
Net income	$101.3	$45.6
Less: Income (loss) from discontinued operations	0.1	(0.1)
Less: Income (loss) attributable to noncontrolling interests	0.1	(0.4)
Income from continuing operations attributable to ITT Inc.	101.1	46.1
Adjustments to income from continuing operations:
Depreciation and amortization	27.6	24.8
Equity-based compensation	4.5	3.7
Asbestos-related (benefit) costs, net	(19.7)	14.9
Asbestos-related payments, net	(12.8)	(13.0)
Changes in assets and liabilities:
Change in receivables	(13.3)	(34.7)
Change in inventories	(20.7)	(1.6)
Change in accounts payable	10.4	2.5
Change in accrued expenses	(31.2)	(3.5)
Change in accrued and deferred income taxes	0.1	(4.6)
Other, net	(3.6)	(7.7)
Net Cash – Operating activities	42.4	26.9
Investing Activities
Capital expenditures	(28.7)	(36.7)
Acquisitions, net of cash acquired	—	(113.7)
Other, net	0.5	0.3
Net Cash – Investing activities	(28.2)	(150.1)
Financing Activities
Commercial paper, net repayments	(162.4)	(1.5)
Short-term revolving loans, borrowings	246.5	—
Long-term debt, issued	—	2.1
Long-term debt, repayments	(1.5)	(0.3)
Repurchase of common stock	(55.3)	(2.3)
Proceeds from issuance of common stock	0.6	5.9
Dividends paid	(0.2)	(0.2)
Net Cash – Financing activities	27.7	3.7
Exchange rate effects on cash and cash equivalents	8.2	7.9
Net Cash – Operating activities of discontinued operations	(1.2)	(0.8)
Net change in cash and cash equivalents	48.9	(112.4)
Cash and cash equivalents – beginning of year (includes restricted cash of $1.2 and $1.2, respectively)	391.0	461.9
Cash and cash equivalents – end of period (includes restricted cash of $1.2 and $1.0, respectively)	$439.9	$349.5
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$1.0	$1.0
Income taxes, net of refunds received	$7.0	$13.2
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended March 31	2018	2017
Common Stock
Common stock, beginning balance	$88.2	$88.4
Activity from stock incentive plans	0.3	0.4
Share repurchases	(1.1)	(0.1)
Common stock, ending balance	87.4	88.7
Retained Earnings
Retained earnings, beginning balance	1,856.1	1,789.2
Cumulative adjustment for accounting change (See Note 2)	(4.1)	0.5
Net income attributable to ITT Inc.	101.2	46.0
Dividends declared	(11.9)	(11.4)
Activity from stock incentive plans	4.7	10.5
Share repurchases	(54.2)	(2.2)
Retained earnings, ending balance	1,891.8	1,832.6
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance	(137.6)	(145.2)
Net change in postretirement benefit plans	1.1	1.1
Postretirement benefit plans, ending balance	(136.5)	(144.1)
Cumulative translation adjustment, beginning balance	(210.6)	(306.0)
Net cumulative translation adjustment	26.5	19.2
Cumulative translation adjustment, ending balance	(184.1)	(286.8)
Total accumulated other comprehensive loss	(320.6)	(430.9)
Noncontrolling interests
Noncontrolling interests, beginning balance	1.7	2.0
Income (loss) attributable to noncontrolling interests	0.1	(0.4)
Other	0.1	—
Noncontrolling interests, ending balance	1.9	1.6
Total Shareholders’ Equity
Total shareholders’ equity, beginning balance	1,597.8	1,428.4
Net change in common stock	(0.8)	0.3
Net change in retained earnings	35.7	43.4
Net change in accumulated other comprehensive loss	27.6	20.3
Net change in noncontrolling interests	0.2	(0.4)
Total shareholders’ equity, ending balance	$1,660.5	$1,492.0
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of changes in shareholders’ equity.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(DOLLARS AND SHARES (EXCEPT PER SHARE AMOUNTS) IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND UPDATES TO SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
ITT Inc. is a diversified manufacturer of highly engineered critical components and customized technology solutions for the transportation, industrial, and oil and gas markets. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Inc. and its subsidiaries. ITT operates through three segments: Industrial Process, consisting of industrial pumping and complementary equipment; Motion Technologies, consisting of friction and shock and vibration equipment; and Connect & Control Technologies, consisting of electronic connectors, fluid handling, motion control and noise and energy absorption products. Financial information for our segments is presented in Note 3, Segment Information.
Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in ITT’s Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report) in preparing these unaudited financial statements, other than those described below. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2017 Annual Report.
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
ITT’s quarterly financial periods end on the Saturday that is generally closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. For ease of presentation, the quarterly financial statements included herein are described as ending on the last day of the calendar quarter.
Certain prior year amounts have been reclassified or restated to conform to the current year presentation. For further information, refer to Note 2, Recent Accounting Pronouncements.
Update to Summary of Significant Accounting Policies
Revenue Recognition
Revenue is derived from the sale of products and services to customers. We recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.
For product sales, we consider practical and contractual limitations in determining whether there is an alternative use for the product. For example, long-term design and build contracts are typically highly customized to a customer’s specifications. For contracts with no alternative use and an enforceable right to payment for work performed to date, including a reasonable profit if the contract were terminated at the customer’s convenience, we recognize revenue over time. All other product sales are recognized at a point in time.
For contracts recognized over time, we use the cost-to-total cost method or the units of delivery method, depending on the nature of the contract, including length of production time.

For contracts recognized at a point in time, we recognize revenue when control passes to the customer, which is generally based on shipping terms when title and risk and rewards pass to the customer. However, we also consider certain customer acceptance provisions as certain contracts with customers include installation, testing, certification or other acceptance provisions. In instances where contractual terms include a provision for customer acceptance, we consider whether we have previously demonstrated that the product meets the specified criteria based on either seller or customer-specified objective criteria in assessing whether control has passed to the customer.
For service contracts, we recognize revenue as the services are rendered if the customer is benefiting from the service as it is performed, or upon completion of the service. Separately priced extended warranties are recognized as a separate performance obligation over the warranty period.
The transaction price in our contracts consists of fixed consideration and the impact of variable consideration including returns, rebates and allowances and penalties. Variable consideration is generally estimated using a probability-weighted approach based on historical experience, known trends and current factors including market conditions and status of negotiations.
When there is more than one performance obligation, the transaction price is allocated to the performance obligations based on the relative estimated standalone selling prices. If not sold separately, estimated standalone selling prices are determined considering various factors including market and pricing trends, geography, product customization and profit objectives. Revenue is recognized when the appropriate revenue recognition criteria for the individual performance obligations have been satisfied.
Revenue is reported net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.
Shipping and handling activities are accounted for as activities to fulfill a promise to transfer a product to a customer. As such, shipping and handling activities are not evaluated as a separate performance qualification.
For most contracts, payment is due from the customer within 30 to 90 days after the product is delivered or the service has been performed. For design and build contracts, we generally collect progress payments from the customer throughout the term of the contract, resulting in contract assets or liabilities depending on the timing of the payments. Contract assets consist of unbilled amounts when revenue recognized exceeds customer billings. Contract liabilities consist of advance payments and billings in excess of revenue recognized.
Design and engineering costs for highly complex products to be sold under a long-term production-type contract are capitalized and amortized throughout the life of the related contract or anticipated contract. Other design and development costs are capitalized only if there is a contractual guarantee for reimbursement. Costs to obtain a contract (e.g., commissions) for contracts greater than one year are capitalized and amortized over the life of the related contract.
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all accounting standard updates (ASUs). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
Accounting Pronouncements Recently Adopted
In May 2014, the FASB issued ASU 2014-09 amending the existing accounting standards for revenue recognition. The new standard was effective for ITT as of January 1, 2018. Most revenue streams are recorded consistently under both the new standard and the previous standard. However, the timing of revenue recognition of certain design and build contracts in our Industrial Process segment, recognized using the percentage of completion method under the previous standard, is now dependent on certain terms within the contract and therefore will vary based on the new guidance. ITT adopted this guidance using a modified retrospective approach. As of the date of adoption, we have recognized approximately $49 of revenue and $5 of operating income on open contracts in our Industrial Process segment using the percentage of completion method that under the new guidance are recognized at a point in time, resulting in a cumulative adjustment to the opening balance in retained earnings of $4, net of tax. The comparative information has not been restated and continues to be reported under the accounting guidance in effect in those periods. Additionally, the new guidance resulted in a change in balance sheet presentation. Certain progress payments, previously presented as a reduction of inventory, are now presented within accrued liabilities. Unbilled receivables, previously presented within receivables, net, are now presented within other current or non-current assets.
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet related to the adoption of ASU 2014-09 is as follows:

	Balance as of December 31, 2017	Cumulative Effect of Adjustments	Balance as of January 1, 2018
Assets:
Receivables, net	$629.6	$(71.9)	$557.7
Inventories, net	311.9	66.3	378.2
Other current assets	147.4	43.2	190.6
Deferred income taxes	149.9	1.0	150.9
Liabilities:
Accrued liabilities	384.4	43.7	428.1
Other non-current liabilities	175.6	(1.0)	174.6
Equity:
Retained earnings	1,856.1	(4.1)	1,852.0
The impacts to our Consolidated Statements of Operation and Consolidated Balance Sheet had we not adopted ASU 2014-09 are as follows for the three months ended March 31, 2018:

	As Reported	Amounts under previous standard	Effect of Change
Statement of Operations
Revenue	$689.3	$695.1	$5.8
Costs of revenue	465.1	470.8	5.7
Net income	101.3	101.4	0.1

Balance Sheets
Assets:
Receivables, net	581.4	635.3	53.9
Inventories, net	404.9	338.4	(66.5)
Other current assets	173.0	147.2	(25.8)
Deferred income taxes	167.0	166.0	(1.0)
Liabilities:
Accrued liabilities	394.2	349.5	(44.7)
Other non-current liabilities	181.4	182.4	1.0
Equity:
Retained earnings	1,891.8	1,896.0	4.2

In March 2017, the FASB issued ASU 2017-07 which amends the Statement of Operations presentation for the components of net periodic benefit cost for entities that sponsor defined benefit pension and other postretirement plans. Under the ASU, entities are required to disaggregate the service cost component and present it with other current compensation costs for the related employees. All other components of net periodic benefit cost are no longer classified as an operating expense. In addition, only the service cost component will be eligible for capitalization on the balance sheet. The ASU requires a retrospective transition method to adopt the requirement to present service costs separately from the other components of net periodic benefit cost in the statements of operations, and a prospective transition method to adopt the requirement that prohibits capitalization of all components of net periodic benefit cost on the balance sheet except service costs. ITT adopted the ASU beginning in first quarter of 2018. Service costs eligible for capitalization on the balance sheet in 2018 are considered immaterial. As a result of the adoption, our Consolidated Statement of Operations for the three months ended March 31, 2017 was restated as follows:

For the three months ended March 31, 2017	Previously Reported	Effect of Change	Restated
Costs of revenue	$423.5	$(0.8)	$422.7
General and administrative expenses	66.2	(0.5)	65.7
Research and development expenses	22.5	(0.1)	22.4
Operating income	55.6	1.4	57.0
Interest and non-operating expenses, net	0.8	1.4	2.2
In November 2016, the FASB issued ASU 2016-18 which requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the of the Statement of Cash Flows. In addition, when cash and restricted cash are presented on separate lines on the Balance Sheet, an entity is required to reconcile the total cash, cash equivalents and restricted cash in the Statement of Cash Flows to the related line items in the Balance Sheet. The ASU requires a retrospective transition method and ITT adopted the ASU beginning in the first quarter of 2018.
In March 2016, the FASB issued ASU 2016-09 to simplify several aspects of the accounting standard for employee share-based payment transactions, including the classification of excess tax benefits and deficiencies and the accounting for employee forfeitures. ITT elected to adopt this guidance as of January 1, 2017 resulting in a cumulative-effect adjustment of $1.0 to increase retained earnings. The increase to retained earnings was driven by previously unrecognized tax benefits due to net operating loss carryforwards of $2.1, offset by a reduction in retained earnings of $1.1, net of tax, due to a change in our accounting policy for the forfeiture of share-based compensation arrangements. For further information on our adoption of the new standard, refer to our 2017 Annual Report.
Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02 impacting the accounting for leases intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. The revised standard will require entities to recognize a liability for their lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are to be measured at the present value of lease payments and accounted for using the effective interest method. The accounting for the leased asset will differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For financing leases, the leased asset is depreciated on a straight-line basis and recorded separately from the interest expense in the statements of operations, resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. The ASU requires that assets and liabilities be presented or disclosed separately and classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The ASU is effective for the Company beginning in the first quarter 2019, at which time we expect to adopt the new standard. We are currently assessing our existing lease agreements and related financial disclosures to evaluate the impact of these amendments on our financial statements.

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

	Revenue		Operating Income(a)		Operating Margin
For the Three Months Ended March 31	2018	2017	2018	2017	2018	2017
Industrial Process	$189.8	$186.1	$16.9	$8.1	8.9%	4.4%
Motion Technologies	342.2	287.3	61.9	55.0	18.1%	19.1%
Connect & Control Technologies	157.9	153.3	23.0	16.7	14.6%	10.9%
Total segment results	689.9	626.7	101.8	79.8	14.8%	12.8%
Asbestos-related benefit (costs), net	—	—	19.7	(14.9)	—	—
Eliminations / Other corporate costs	(0.6)	(0.9)	(10.9)	(7.9)	—	—
Total Eliminations / Corporate and Other costs	(0.6)	(0.9)	8.8	(22.8)	—	—
Total	$689.3	$625.8	$110.6	$57.0	16.0%	9.1%

(a)
Operating income and operating margin for the three months ended March 31, 2017 has been restated to reflect the adoption of ASU 2017-07. Refer to Note 2, Recent Accounting Pronouncements for further information.

	Total Assets		Capital Expenditures		Depreciation & Amortization
For the Three Months Ended March 31	2018	2017(b)	2018	2017	2018	2017
Industrial Process	$1,056.0	$1,025.7	$1.0	$9.9	$6.9	$6.8
Motion Technologies	1,218.9	1,140.4	25.0	22.3	14.3	10.7
Connect & Control Technologies	708.9	694.8	2.7	4.4	5.3	5.6
Corporate and Other	887.7	839.3	—	0.1	1.1	1.7
Total	$3,871.5	$3,700.2	$28.7	$36.7	$27.6	$24.8

(b)	Amounts reflect balances as of December 31, 2017.

NOTE 4
REVENUE
The following table represents our revenue disaggregated by product category for the three months ended March 31, 2018.

For the Three Months Ended March 31, 2018	Industrial Process	Motion Technologies	Connect & Control Technologies	Eliminations	Total
Industrial pumps	$141.5	$—	$—	$—	$141.5
Oil & gas pumps and components	48.3	—	9.0	—	57.3
Vehicle components	—	299.6	—	—	299.6
Aerospace & defense components	—	1.8	87.6	—	89.4
Rail components	—	39.0	—	—	39.0
Industrial components and other	—	1.8	61.3	(0.6)	62.5
Total	$189.8	$342.2	$157.9	$(0.6)	$689.3
Revenue recognized related to our Industrial Process segment primarily consists of pumps, valves and plant optimization systems and services which serve the general industrial, oil and gas, chemical and petrochemical, pharmaceutical, mining, pulp and paper, food and beverage, and power generation markets. Many of Industrial Process’s products are highly engineered and customized to our customer needs and therefore do not have an alternative use. For these longer term design and build projects, if the contracts states that we also have an enforceable right to payment, we recognize revenue over time using the cost-to-total-cost method as we satisfy the performance obligations identified in the contract. If no right to payment exists, revenue is recognized at a point in time, generally based on shipping terms. A majority of our design and build project contracts currently do not have a right to payment. For other pumps that do have an alternative use to us, revenue is recognized at a point in time. Revenue on service and repair contracts, representing approximately 3% of consolidated ITT revenue, is recognized after services have been agreed to by the customer and rendered or over the service period.
Our Motion Technologies segment manufactures brake pads, shims, shock absorbers, and damping and sealing technologies primarily for the transportation industry. Our Connect & Control Technologies segment manufactures a range of highly engineered connectors and specialized control components for critical applications. In both of these segments, most products have an alternative use. Therefore, revenue is recognized at a point in time when control passes to the customer. In certain circumstances, we have concluded we do not have an alternative use for the component product. In these cases, due to the short-term nature of the production process we use a units-of-delivery method of revenue recognition which faithfully depicts the transfer of control to the customer.
Contract Assets and Liabilities
Contract assets consist of unbilled amounts under long term-term contracts where revenue recognized exceeds customer billings. Contract liabilities consist of advance payments and billings in excess of revenue recognized. The following table represents our net contract assets and liabilities as of March 31, 2018.

	March 31, 2018	January 1, 2018	Change
Current contract assets	$25.8	$43.2	(40.3)%
Noncurrent contract assets	0.7	—	100.0%
Current contract liabilities	(57.5)	(61.7)	(6.8)%
Net contract liabilities	$(31.0)	$(18.5)	67.6%
During the first quarter of 2018, the increase in our net contract liability of $12.5, or 67.6%, was primarily due to higher customer billings. In the first quarter of 2018, we recognized revenue of $30.9 related to contract liabilities at January 1, 2018.
For contracts greater than one year, the aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of March 31, 2018 was $39.6. Of this amount, we expect to recognize approximately $20 to $25 of revenue during 2018, and the remainder in 2019.
As of March 31, 2018, deferred contract costs were $7.3, primarily related to pre-contract costs. During the three months ended March 31, 2018, we amortized $0.2 of deferred contract costs.

NOTE 5
RESTRUCTURING ACTIONS
The table below summarizes the restructuring costs presented within general and administrative expenses in our Consolidated Condensed Statements of Operations for the three months ended March 31, 2018 and 2017. We have initiated various restructuring activities throughout our businesses during the past two years, however there were no restructuring activities considered to be individually significant.

For the Three Months Ended March 31	2018	2017
Severance costs	$0.6	$1.1
Other restructuring costs	0.3	1.5
Total restructuring costs	$0.9	$2.6
By segment:
Industrial Process	$0.1	$1.3
Motion Technologies	0.4	0.2
Connect & Control Technologies	0.4	0.5
Corporate and Other	—	0.6
The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Condensed Balance Sheet within accrued liabilities, for the three months ended March 31, 2018 and 2017.

For the Three Months Ended March 31	2018	2017
Restructuring accruals - beginning balance	$8.9	$14.6
Restructuring costs	0.9	2.6
Cash payments	(2.4)	(5.4)
Foreign exchange translation and other	1.2	1.0
Restructuring accrual - ending balance	$8.6	$12.8
By accrual type:
Severance accrual	$7.7	$11.2
Facility carrying and other costs accrual	0.9	1.6
NOTE 6
INCOME TAXES
For the three months ended March 31, 2018 and 2017, the Company recognized income tax expense of $7.6 and $9.1 and had an effective tax rate of 7.0% and 16.6%, respectively. The lower effective tax rate in 2018 is primarily due to tax benefits of $21.6 from the reversal of a valuation allowance on German deferred tax assets and $4.5 from a reduction to the provisional one-time tax charge associated with the 2017 U.S. tax reform.
Our effective tax rate in 2018 includes the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) that was approved by Congress on December 20, 2017 and signed into law by the U.S. President on December 22, 2017. The Tax Act significantly changes the U.S. corporate income tax rules most of which are effective January 1, 2018. On December 22, 2017 the SEC issued guidance under Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and therefore records provisional amounts under the Tax Act. The ultimate impact of the Tax Act may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions a company has made, additional regulatory guidance that may be issued, and actions a company may take as a result of the Tax Act.
Quantifying the impact of the Tax Act is subject to guidance and regulations to be issued by the U.S. Treasury and possible changes to state tax laws. The Company is currently unable to compute with certainty the impact of the Tax Act on its financial statements. The Company has performed provisional computations of the impact of the Tax Act and has recorded the provisional amounts in its 2017 financial statements. The Company has updated some of these provisional computations to account for further guidance from the United States Treasury

Department. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date.
The Tax Act imposed a one-time tax on accumulated earnings of foreign subsidiaries as of December 31, 2017. In its 2017 financial statements, the Company recognized the provisional tax impacts resulting from the Tax Act. The Company has updated the provisional one-time tax amount to $53.5 as compared to $58.0 reported in December 31, 2017 financial statements.
The Company intends to distribute most earnings of its foreign subsidiaries to the U.S. in future years, and therefore is no longer asserting permanent reinvestment of these earnings outside the U.S. Further, the Company will provide for any U.S. state and foreign taxes on distributions of future earnings of its foreign subsidiaries as these earnings will not be considered permanently reinvested in the foreign countries.
The Company has performed provisional computations and has not provided deferred taxes on its remaining excess of financial reporting over tax bases of investments in its foreign subsidiaries that it intends to permanently reinvest outside the U.S. The Company anticipates that accumulated foreign earnings of $1.2 billion and future earnings of its foreign subsidiaries that are considered not permanently reinvested will be sufficient to meet its U.S. cash needs. In the event additional foreign funds are needed to support U.S. operations, and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. and foreign taxes.
The Tax Act limits the deductibility of compensation for certain senior officers. The Company has determined that certain deferred tax assets associated with officer compensation may not be deductible. The Company has therefore written off a provisional amount of $2.8 of deferred tax assets relating to such compensation.
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
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, Germany, Hong Kong, Italy, Mexico, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $16 due to changes in audit status, expiration of statutes of limitations and other events. In addition, the settlement of any future examinations relating to the 2011 and prior tax years could result in changes in amounts attributable to the Company under its Tax Matters Agreement with Exelis Inc. and Xylem Inc. relating to the Company’s 2011 spin-off of those businesses.

NOTE 7
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT for the three months ended March 31, 2018 and 2017.

For the Three Months Ended March 31	2018	2017
Basic weighted average common shares outstanding	88.0	88.5
Add: Dilutive impact of outstanding equity awards	1.0	0.7
Diluted weighted average common shares outstanding	89.0	89.2
There were no anti-dilutive shares underlying stock options excluded from the computation of diluted earnings per share for the three months ended March 31, 2018. During the three months ended March 31, 2017 there were 0.4 anti-dilutive shares underlying stock options excluded from the computation of diluted earnings per share with a weighted average exercise price per share of $42.40. Anti-dilutive shares underlying stock options for the three months ended March 31, 2017 will expire between 2024 and 2025.
In addition, 0.2 of outstanding Performance stock units (PSU) awards were excluded from the computation of diluted earnings per share for the three months ended March 31, 2018 and 2017, as the necessary performance conditions had not yet been satisfied.
NOTE 8
RECEIVABLES, NET

	March 31, 2018	December 31, 2017
Trade accounts receivable	$572.0	$601.4
Notes receivable	4.4	3.9
Other	21.8	40.4
Receivables, gross	598.2	645.7
Less: Allowance for doubtful accounts	(16.8)	(16.1)
Receivables, net	$581.4	$629.6
NOTE 9
INVENTORIES, NET

	March 31, 2018	December 31, 2017
Finished goods	$62.7	$55.9
Work in process	88.9	54.8
Raw materials	212.4	184.4
Inventoried costs related to long-term contracts	40.9	38.1
Total inventory before progress payments	404.9	333.2
Less: Progress payments (see Note 2)	—	(21.3)
Inventories, net	$404.9	$311.9

NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS

	March 31, 2018	December 31, 2017
Asbestos-related assets	$64.7	$64.7
Advance payments and other prepaid expenses	56.7	50.9
Short-term contract asset (see Note 2)	25.8	—
Prepaid income taxes	24.4	30.3
Other	1.4	1.5
Other current assets	$173.0	$147.4
Other employee benefit-related assets	$112.3	$111.3
Capitalized software costs	39.4	41.9
Environmental-related assets	24.5	24.5
Equity method investments	7.4	6.7
Other	19.2	18.5
Other non-current assets	$202.8	$202.9
NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET

	March 31, 2018	December 31, 2017
Land and improvements	$29.2	$28.7
Machinery and equipment	1,062.3	1,039.9
Buildings and improvements	266.6	262.5
Furniture, fixtures and office equipment	75.1	74.5
Construction work in progress	66.1	58.4
Other	11.1	10.9
Plant, property and equipment, gross	1,510.4	1,474.9
Less: Accumulated depreciation	(983.8)	(953.2)
Plant, property and equipment, net	$526.6	$521.7
Depreciation expense of $20.7 and $18.3 was recognized in the three months ended March 31, 2018 and 2017, respectively.
During 2017, the Company entered into an agreement to sell excess property for a cash purchase price of approximately $41. The purchaser’s due diligence period has ended, however there are remaining conditions to closing which are anticipated to be finalized within three months from the date of this filing. At closing, the Company will receive the cash proceeds and is expected to record a gain of approximately $38 to $40.

NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the three months ended March 31, 2018 by segment.

	Industrial Process	Motion Technologies	Connect & Control Technologies	Total
Goodwill - December 31, 2017	$324.5	$295.6	$266.7	$886.8
Adjustments to purchase price allocations	—	3.3	—	3.3
Foreign exchange translation	3.1	1.9	0.6	5.6
Goodwill - March 31, 2018	$327.6	$300.8	$267.3	$895.7
Goodwill adjustments to purchase price allocations are related to our acquisition of Axtone Railway Components (Axtone) in the first quarter of 2017. The acquired goodwill, representing the excess of the purchase price over the net assets acquired, has been adjusted to reflect the final fair value of the net assets acquired. Refer to Note 19, Acquisitions, for additional information.
Other Intangible Assets, Net
Information regarding our other intangible assets is as follows:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$166.6	$(77.8)	$88.8	$166.2	$(74.4)	$91.8
Proprietary technology	54.8	(23.2)	31.6	54.4	(21.8)	32.6
Patents and other	13.0	(9.3)	3.7	13.5	(9.2)	4.3
Finite-lived intangible total	234.4	(110.3)	124.1	234.1	(105.4)	128.7
Indefinite-lived intangibles	27.7	—	27.7	27.5	—	27.5
Other intangible assets	$262.1	$(110.3)	$151.8	$261.6	$(105.4)	$156.2
Amortization expense related to finite-lived intangible assets was $4.6 for both the three months ended March 31, 2018 and 2017, respectively.
NOTE 13
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	March 31, 2018	December 31, 2017
Compensation and other employee-related benefits	$120.0	$147.2
Contract liabilities and other customer-related liabilities (see Note 2)	82.0	45.5
Asbestos-related liabilities	77.4	77.1
Accrued income taxes and other tax-related liabilities	34.8	36.1
Environmental liabilities and other legal matters	23.1	22.8
Accrued warranty costs	17.4	17.0
Other accrued liabilities	39.5	38.7
Accrued liabilities	$394.2	$384.4
Environmental liabilities	$58.4	$63.6
Compensation and other employee-related benefits	35.7	36.4
Deferred income taxes and other tax-related accruals	35.7	19.3
Other	51.6	56.3
Other non-current liabilities	$181.4	$175.6

NOTE 14
DEBT

	March 31, 2018	December 31, 2017
Commercial paper	$—	$162.4
Short-term loans	246.5	—
Current maturities of long-term debt and capital leases	1.4	1.2
Short-term loans and current maturities of long-term debt	247.9	163.6
Long-term debt and capital leases	8.0	8.3
Total debt and capital leases	$255.9	$171.9
Commercial Paper
As of March 31, 2018, there was no Commercial paper outstanding. As of December 31, 2017, Commercial paper had an associated weighted average interest rate of 2.09% and maturity terms less than one month from the date of issuance.
Short-term Loans
Short-term loans consist of outstanding borrowings under our $500 Revolving Credit Agreement (the Revolving Credit Agreement). Outstanding borrowings under our Revolving Credit Agreement as of March 31, 2018 were denominated in Euros with an associated weighted average interest rate of 1.1%. As of December 31, 2017, we had no outstanding obligations under the Revolving Credit Agreement. Refer to the Liquidity section within “Item 2. Management’s Discussion and Analysis,” for additional information on the revolving credit facility as well as our overall funding and liquidity strategy.
NOTE 15
POSTRETIREMENT BENEFIT PLANS
The following table provides the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three months ended March 31, 2018 and 2017.

	2018			2017
For the Three Months Ended March 31	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$0.4	$0.2	$0.6	$0.6	$0.2	$0.8
Interest cost	2.8	1.1	3.9	3.0	1.1	4.1
Expected return on plan assets(a)	(3.4)	(0.1)	(3.5)	(3.8)	(0.1)	(3.9)
Amortization of prior service cost (benefit)	0.2	(1.3)	(1.1)	0.2	(1.4)	(1.2)
Amortization of net actuarial loss	1.5	1.1	2.6	1.7	1.1	2.8
Total net periodic benefit cost	$1.5	$1.0	$2.5	$1.7	$0.9	$2.6

(a)
Includes plan administrative expenses of $0.9 and $0.8 for the three months ended March 31, 2018 and 2017, respectively. The prior year plan administrative expenses have been reclassified from the service cost component line to conform to the current year presentation.

We made contributions to our global postretirement plans of $3.5 during both the three months ended March 31, 2018 and 2017, respectively. We expect to make contributions of approximately $10 to $14 during the remainder of 2018, principally related to our other postretirement employee benefit plans.
Amortization from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss was $1.1, net of tax, for both the three months ended March 31, 2018 and 2017, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.

NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses. The following table provides the components of LTIP costs for the three months ended March 31, 2018 and 2017.

For the Three Months Ended March 31	2018	2017
Equity-based awards	$4.5	$3.7
Liability-based awards	0.1	0.5
Total share-based compensation expense	$4.6	$4.2
At March 31, 2018, there was $28.7 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.1 years. Additionally, unrecognized compensation cost related to liability-based awards was $4.3, which is expected to be recognized ratably over a weighted-average period of 2.2 years.
Year-to-Date 2018 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and vest on the completion of a three-year service period. During the three months ended March 31, 2018, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.2	$53.00
Performance stock units (PSUs)	0.1	$57.92
During the three months ended March 31, 2018 and 2017, 0.1 and 0.3 non-qualified stock options were exercised resulting in proceeds of $0.6 and $5.9, respectively. During both the three months ended March 31, 2018 and 2017, RSUs of 0.1 vested and were issued, respectively. During the three months ended March 31, 2018, PSUs of 0.1 that vested on December 31, 2017 were issued. There were no PSUs that vested on December 31, 2016 because the minimum performance requirements were not met.
NOTE 17
CAPITAL STOCK
On October 27, 2006, a three-year $1 billion share repurchase program was approved by the Board of Directors (Share Repurchase Program). On December 16, 2008, the provisions of the Share Repurchase Program were modified by the Board of Directors to replace the original three-year term with an indefinite term. During the three months ended March 31, 2018, we repurchased and retired 1.0 shares of common stock for $50.0 under this program. During the three months ended March 31, 2017, there were no repurchases under this program. To date, the Company has repurchased 22.1 shares for $909.4 under the Share Repurchase Program.
Separate from the Share Repurchase Program, the Company repurchased 0.1 shares during both the three months ended March 31, 2018 and 2017, respectively, for an aggregate price of $5.3 and $2.3, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs.

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
Asbestos Matters
Subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of March 31, 2018, there were approximately 25 thousand pending claims against ITT subsidiaries, including Goulds Pumps LLC, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

For the Three Months Ended March 31 (in thousands)	2018
Pending claims – Beginning	26
New claims	1
Settlements	—
Dismissals	(2)
Pending claims – Ending	25
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
Estimating our exposure to pending asbestos claims and those that may be filed in the future is subject to significant uncertainty and risk as there are multiple variables that can affect the timing, severity, quality, quantity and resolution of claims. Any predictions with respect to the variables impacting the estimate of the asbestos liability and related asset are subject to even greater uncertainty as the projection period lengthens. In light of the variables and uncertainties inherent in the long-term projection of the Company’s asbestos exposures, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, which additional costs may be material, we do not believe there is a reasonable basis for estimating those costs at this time.
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
Asbestos-Related Costs, Net
As part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent qualitative and quantitative data available for the key inputs and assumptions, comparing the data to expectations on which the most recent annual liability and asset estimates were calculated. Based on this evaluation, the Company determined that no change in the estimate was warranted for the quarter ended March 31, 2018 other than the incremental accrual to maintain a rolling 10-year forecast period and the settlement described below.
During the first quarter of 2018, we entered into a settlement agreement with an insurer to settle responsibility for multiple insurance claims. Under the terms of the coverage-in-place agreement, the insurer agreed to an upfront payment to a Qualified Settlement Fund (QSF) for past costs in addition to providing coverage for certain future asbestos claims on specified terms and conditions. Insurance payments under the coverage-in-place agreement will be made to a QSF as claims are settled or adjudicated.
The following table provides a rollforward of the estimated asbestos liability and related assets for the three months ended March 31, 2018 and 2017.

	2018			2017
For the Three Months Ended March 31	Liability	Asset	Net	Liability	Asset	Net
Beginning balance	$877.2	$368.7	$508.5	$954.3	$380.6	$573.7
Asbestos provision	15.3	2.9	12.4	17.4	2.5	14.9
Insurance settlement agreements	—	32.1	(32.1)	—	—	—
Net cash activity	(22.2)	(9.4)	(12.8)	(28.8)	(15.8)	(13.0)
Ending balance	$870.3	$394.3	$476.0	$942.9	$367.3	$575.6
Current portion	$77.4	$64.7		$76.3	$66.0
Noncurrent portion	$792.9	$329.6		$866.6	$301.3
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
The following table provides a rollforward of the estimated environmental liability for the three months ended March 31, 2018 and 2017.

For the Three Months Ended March 31	2018	2017
Environmental liability - beginning balance	$73.9	$76.6
Change in estimates for pre-existing accruals	2.6	(0.7)
Accruals added during the period for new matters	2.0	—
Net cash activity	(10.0)	(3.4)
Environmental liability - ending balance	$68.5	$72.5
We are currently involved with 37 active environmental investigation and remediation sites. At March 31, 2018, we have estimated the potential high-end liability range of environmental-related matters to be $119.8.
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
The final purchase price for Axtone is based on the net tangible assets acquired and liabilities assumed as of January 26, 2017, with the excess of the purchase price of $86 recorded as goodwill. The goodwill arising from this acquisition, which is not expected to be deductible for income tax purposes, has been assigned to the Motion Technologies segment.
Allocation of Purchase Price for Axtone

Cash	$9.4
Receivables	11.5
Inventory	13.6
Plant, property and equipment	13.1
Goodwill	86.0
Other intangible assets	9.9
Other assets	5.5
Accounts payable and accrued liabilities	(15.2)
Postretirement liabilities	(4.2)
Other liabilities	(6.5)
Net assets acquired	$123.1
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
Our product and service offerings are organized into three segments: Industrial Process, Motion Technologies, and Connect & Control Technologies. See Note 3, Segment Information, in this Report for a summary description of each segment. Additional information is also available in our 2017 Annual Report within Part I, Item 1, “Description of Business”.
DISCUSSION OF FINANCIAL RESULTS
Three Months Ended March 31

For the Three Months Ended March 31	2018	2017	Change
Revenue	$689.3	$625.8	10.1%
Gross profit	224.2	203.1	10.4%
Gross margin	32.5%	32.5%	—
Operating expenses	113.6	146.1	(22.2%)
Expense to revenue ratio	16.5%	23.3%	(680	)bp
Operating income	110.6	57.0	94.0%
Operating margin	16.0%	9.1%	690	bp
Interest and non-operating expenses, net	1.8	2.2	(18.2%)
Income tax expense	7.6	9.1	(16.5%)
Effective tax rate	7.0%	16.6%	(960	)bp
Income from continuing operations attributable to ITT Inc.	101.1	46.1	119.3%
Income (loss) from discontinued operations, net of tax	0.1	(0.1)	200.0%
Net income attributable to ITT Inc.	101.2	46.0	120.0%
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three months ended March 31, 2017, unless stated otherwise.

Executive Summary
During the first quarter of 2018, we continued our emphasis on operational execution across the organization and driving growth through innovation and initiatives aimed at increasing global market share in key strategic end-markets. At Industrial Process, we continued to improve productivity and project performance leading to a 450 basis point improvement in operating margin. We also drove productivity improvements at Connect & Control Technologies, leading to a 370 basis point increase to operating margin. At Motion Technologies, we continued to outpace the global OEM friction market as evidenced by organic revenue growth and the award of several new automotive platforms.
In terms of capital deployment, we continued to invest in our North American brake pad facility which is ramping up its production. We also positioned ourselves to capitalize on the growth of the electric vehicles market by investing in both innovation and testing capabilities in China. Also, in the first quarter of 2018, we returned $50 to shareholders in the form of share repurchases.
Our first quarter 2018 results include:

•
Revenue of $689.3 increased $63.5, or 10.1%, driven by the transportation end-markets on solid growth in the rail and aerospace markets, as well as continued strength in OEM automotive brake pads. In addition, general industrial end-market revenues grew approximately 4% driven by strength in pulp and paper and mining, partially offset by a 10% decline in oil and gas due to weaker project activity. Organic revenue increased 2.1% compared to the prior year.

•
Orders of $761.2 reflect a year-over-year increase of $90.6, or 13.5%. Continued share gains in the global OEM automotive brake pads, rotorcraft equipment, electric vehicle connectors, and defense aftermarket was partially offset by a decline in project pump orders due to a significant oil and gas order received in the prior year. We also received incremental orders of $17.7 from our 2017 acquisition of Axtone. Organic orders increased 4% compared to the prior year.

•
Operating income of $110.6 increased $53.6, or 94.0%, reflecting a 690 basis point increase to operating margin, due to an asbestos-related insurance settlement which provided a benefit of $32.1, and an increase in segment operating income of $22.0, or 27.6%. The increase in segment operating income was driven by higher sales volume, productivity and restructuring benefits, improved pump project performance and favorable impacts from foreign exchange, partially offset by higher commodity costs and growth investments. Adjusted segment operating income increased $18.3, or 21.5%. As a result of our operational improvements, coupled with higher sales volume, we were able to deliver a segment operating margin of 14.8%, which is a 200 basis point improvement compared to the previous year.

•
Income from continuing operations of $1.14 per diluted share, increased $0.62 over the prior year. Adjusted income from continuing operations was $0.77 per diluted share, reflecting a $0.13, or 20.3%, increase compared to the prior year.

Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled “Key Performance Indicators and Non-GAAP Measures” for reconciliations between GAAP and non-GAAP metrics.

REVENUE

For the Three Months Ended March 31	2018	2017	Change	Organic Revenue (Decline) Growth(a)
Industrial Process	$189.8	$186.1	2.0%	(0.2)%
Motion Technologies	342.2	287.3	19.1%	4.4%
Connect & Control Technologies	157.9	153.3	3.0%	0.4%
Eliminations	(0.6)	(0.9)	(33.3)%	—
Revenue	$689.3	$625.8	10.1%	2.1%

(a)	See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Industrial Process
Revenue for the three months ended March 31, 2018 increased $3.7 or 2.0%, which includes favorable foreign currency impacts of $4.0. Organic revenue during the three months ended March 31, 2018 was flat. During the first quarter of 2018, revenue from aftermarket service increased approximately 19%. Revenue from valves increased approximately 1% driven by strength in the general industrial and chemical markets. Revenue from short-cycle baseline pumps declined approximately 9%, primarily due to weaker demand in the Asian oil and gas market. Revenue from project pumps declined approximately 1% due to oil and gas projects in North America, offset by growth from global petrochemical projects.
Orders for the three months ended March 31, 2018 were $210.1, reflecting a decrease of $11.7, or 5.3%, which includes favorable foreign currency impacts of $4.5. Organic orders decreased $16.2, or 7.3%, primarily due to a prior year $26 downstream oil and gas order. Excluding this large prior year project win, organic orders increased approximately 5%, reflecting increased project orders across markets as well as an increase in short-cycle valve orders of approximately 8% due to strength in the general industrial and oil and gas markets. Short-cycle baseline pumps orders were flat compared to the prior year.
The level of order and shipment activity related to project pumps can vary significantly from period to period, which may impact year-over-year comparisons. Backlog as of March 31, 2018 was $385.9, reflecting an increase of $49.4, or 14.7%, from the December 31, 2017 level.
Motion Technologies
Revenue for the three months ended March 31, 2018 increased $54.9, or 19.1%, which includes incremental revenue of $5.5 from our January 2017 acquisition of Axtone and favorable foreign currency translation impacts of $36.7. During the three months ended March 31, 2018, organic revenue increased $12.7, or 4.4%, reflecting a 5% increase from our Friction Technologies business due to global share gains in the automotive OEM sales channel. The 9.5% growth in OEM friction was partially offset by a decline of 6% in the independent aftermarket sales channel due to phasing and destocking by distributors. In addition, revenue from Wolverine increased approximately 2% due to stronger sales from OE brake shims in Europe and Asia. Organic revenue from our KONI-Axtone business increased approximately 2% driven by the high-speed rail market in China and rail in Europe, partially offset by weaker sales in the auto and defense sales channels.
Orders for the three months ended March 31, 2018 were $369.9, reflecting an increase of $82.7, or 28.8%, including incremental orders of $17.7 from our January 2017 acquisition of Axtone and favorable foreign currency translation impacts of $37.1. During the three months ended March 31, 2018, organic orders grew $27.9, or 9.7%. The increase was primarily driven by organic orders from our KONI-Axtone business which grew 30% compared to the prior year due the solid wins in the Eastern European rail market and the defense market in U.S. and Europe. The increase in organic orders also reflects continued strength in OEM auto brake pads in our Friction Technologies business which grew approximately 5%. Orders to our Wolverine business increased approximately 2% due to OEM shims in Europe and Asia.

Connect & Control Technologies
Revenue for the three months ended March 31, 2018 increased $4.6, or 3.0%, including favorable foreign currency translation impacts of $4.0. During the three months ended March 31, 2018, organic revenue was flat, as growth in revenue from the commercial aerospace market of approximately 4%, led by increased rotorcraft and connectors, and revenue growth from oil and gas connectors of approximately 3%, was offset by declines in revenue from the defense market of 6% primarily due to restrictions on the sales of certain military-specification connectors. Organic revenue in the general industrial market increased approximately 1% primarily due to higher energy absorption volume and electric vehicle connectors.
Orders for the three months ended March 31, 2018 were $181.8, reflecting an increase of $19.4, or 11.9% versus the prior year, including favorable foreign currency translation impacts of $4.2. During the three months ended March 31, 2018, organic orders increased $15.2, or 9.4%. The increase was primarily driven by strong component orders in the commercial aerospace market and higher order activity in rotorcraft. Oil and gas orders increased 20% compared to the prior year due to strength in the Middle East and U.S. In addition, general industrial orders grew 4% primarily driven by electric vehicle connectors.
On July 11, 2017, the U.S. Defense Logistics Agency, Land and Maritime (DLA) issued a notice that it had removed our connectors business from the Qualified Products List (QPL) with respect to six military-specification connector products. At the time of this notice, these products had been subject to a previously-disclosed stop shipment/stop production order issued by DLA in the first quarter of 2017. Annual sales of these military-specification connectors are estimated to range from $8 to $10. The Company is making progress and seeking to restore its status on the QPL as expeditiously as possible, but is unable to estimate how long this process will take. At this time, there is uncertainty whether there will be any further negative impacts to our revenue and results of operations related to the QPL removal.
Other
The Department of Treasury recently implemented U.S. sanctions targeting certain Russian individuals and businesses. The impact of these sanctions on ITT’s backlog has been minimal to date; however, we are unable to predict what impact these sanctions will have on any future business. The Company estimates its annual revenue which could be potentially impacted by these sanctions is up to $15.
GROSS PROFIT
Gross profit for the three months ended March 31, 2018 and 2017 was $224.2 and $203.1, reflecting a gross margin of 32.5% during both periods. Productivity gains across all segments were offset by unfavorable automotive pricing and aftermarket sales mix pressure, increased direct material costs due to higher commodity prices impacting our Motion Technologies segment, and unfavorable impacts from certain military-specification connectors.
OPERATING EXPENSES

For the Three Months Ended March 31	2018	2017	Change
General and administrative expenses	$65.1	$65.7	(0.9)%
Sales and marketing expenses	43.5	43.1	0.9%
Research and development expenses	24.7	22.4	10.3%
Asbestos-related (benefit) costs, net	(19.7)	14.9	(232.2)%
Total operating expenses	$113.6	$146.1	(22.2)%
Total Operating Expenses By Segment:
Industrial Process	$42.8	$45.5	(5.9)%
Motion Technologies	45.6	40.7	12.0%
Connect & Control Technologies	34.0	37.1	(8.4)%
Corporate & Other	(8.8)	22.8	(138.6)%
General and administrative (G&A) expenses for the three months ended March 31, 2018 decreased $0.6, or 0.9%. The decrease in G&A expenses was primarily driven by disposal costs incurred in 2017 related to the sale of excess property, which was partially offset by unfavorable foreign currency impacts of $0.7 and incremental costs related to our acquisition of Axtone of $0.5 in the current year. In addition, restructuring costs decreased $1.7 in the first quarter of 2018, but the decrease was offset by higher environmental remediation expenses.

Sales and marketing expenses for the three months ended March 31, 2018 increased $0.4, or 0.9%, as higher overall selling costs at Motion Technologies were only partially offset by lower personnel costs at Industrial Process and lower commissions at Connect & Control Technologies. Incremental costs related to our acquisition of Axtone were $0.3 during the three months ended March 31, 2018.
Research and development expenses for the three months ended March 31, 2018 increased $2.3, or 10.3%, primarily due to increased product development activities at our Motion Technologies operating segment.
During the first quarter of 2018, we recorded an asbestos-related benefit of $19.7 compared to asbestos-related costs of $14.9 during the first quarter of 2017. The change was primarily due to a $32.1 benefit from an insurance settlement recorded in the first quarter of 2018. See Note 18, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.
OPERATING INCOME

For the Three Months Ended March 31	2018	2017	Change
Industrial Process	$16.9	$8.1	108.6%
Motion Technologies	61.9	55.0	12.5%
Connect & Control Technologies	23.0	16.7	37.7%
Segment operating income	101.8	79.8	27.6%
Asbestos-related benefit (costs), net	19.7	(14.9)	232.2%
Other corporate costs	(10.9)	(7.9)	(38.0)%
Total corporate and asbestos-related benefit (costs)	8.8	(22.8)	138.6%
Total operating income	$110.6	$57.0	94.0%
Operating margin:
Industrial Process	8.9%	4.4%	450	bp
Motion Technologies	18.1%	19.1%	(100	)bp
Connect & Control Technologies	14.6%	10.9%	370	bp
Segment operating margin	14.8%	12.8%	200	bp
Consolidated operating margin	16.0%	9.1%	690	bp
Industrial Process operating income increased $8.8, or 108.6%, and operating margin increased 450 basis points to 8.9% for the three months ended March 31, 2018. The increase was driven by net savings of approximately $3 due to restructuring benefits and sourcing initiatives, as well as improved project performance. Additionally, restructuring costs declined by $1.2 and favorable sales mix and pricing provided a benefit of approximately $2. Foreign currency impacts were favorable by $1 compared to the prior year. The increase in operating income was partially offset by higher strategic investment costs of approximately $1, primarily related to efficiency initiatives.
Motion Technologies operating income for the three months ended March 31, 2018 increased $6.9, or 12.5%. Operating margin for the three months ended March 31, 2018 decreased 100 basis points to 18.1%. The increase in operating income reflects favorable foreign currency impacts of approximately $9, a $5 benefit from higher sales volumes, and productivity improvements at Wolverine. These items were offset by unfavorable pricing and aftermarket mix of approximately $6, higher commodity costs, and incremental investments to support recent long-term global automotive platform wins.
Connect & Control Technologies operating income increased $6.3, or 37.7%, and operating margin increased 370 basis points for the three months ended March 31, 2018. The increase in operating income was primarily driven by savings from productivity and sourcing initiatives of approximately $6 and benefits from past restructuring actions of approximately $2 related to the integration of CCT, which were partially offset by higher commodity costs. Additionally, foreign currency impacts provided a favorable benefit of approximately $1, however this was offset by an unfavorable impact related to certain military-specification connectors.
Other corporate costs for the three months ended March 31, 2018 increased $3.0 due to higher environmental, legal, and incentive compensation costs, which were partially offset by higher disposal costs in 2017 related to the pending sale of excess property.

INTEREST AND NON-OPERATING INCOME AND EXPENSES, NET
During the three months ended March 31, 2018 and 2017, we recognized net interest and non-operating expenses of $1.8 and $2.2, respectively. The change during the period was driven by higher earnings from our ownership of companies accounted for under the equity method, partially offset by higher interest expense from borrowings.
INCOME TAX EXPENSE
For the three months ended March 31, 2018 and 2017, the Company recognized income tax expense of $7.6 and $9.1 and had an effective tax rate of 7.0% and 16.6%, respectively. The lower effective tax rate in 2018 is primarily due to tax benefits of $21.6 from the reversal of a valuation allowance on German deferred tax assets and $4.5 from a reduction to the provisional one-time tax charge associated with the 2017 U.S. tax reform.
Our effective tax rate in 2018 includes the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) that was approved by Congress on December 20, 2017 and signed into law by the U.S. President on December 22, 2017. The Tax Act significantly changes the U.S. corporate income tax rules most of which are effective January 1, 2018. On December 22, 2017 the SEC issued guidance under Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and therefore records provisional amounts under the Tax Act. The ultimate impact of the Tax Act may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions a company has made, additional regulatory guidance that may be issued, and actions a company may take as a result of the Tax Act.
The Tax Act imposed a one-time tax on accumulated earnings of foreign subsidiaries as of December 31, 2017. In its 2017 financial statements, the Company recognized the provisional tax impacts resulting from the Tax Act. The Company has updated the provisional one-time tax amount to $53.5 as compared to $58 reported in December 31, 2017 financial statements.
The Tax Act limits the deductibility compensation for certain senior officers. The Company has determined that certain deferred tax assets associated with officer compensation may not be deductible. The Company has therefore written off a provisional amount of $2.8 of deferred tax assets relating to such compensation.
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
LIQUIDITY
Funding and Liquidity Strategy
We monitor our funding needs and design and execute strategies to meet overall liquidity requirements, including the management of our capital structure, on both a short- and long-term basis. We expect to fund our ongoing working capital, capital expenditures, dividends and financing requirements through cash flows from operations and cash on hand, or by accessing the commercial paper market or our Revolving Credit Agreement. If our access to the commercial paper market were adversely affected, we believe that alternative sources of liquidity, including our Revolving Credit Agreement, described below, would be sufficient to meet our short-term funding requirements.
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We plan to transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. The passage of the U.S. Tax Act will allow us greater flexibility around our global cash management strategy related to the amount and timing of transfers, and we will continue to support growth and expand in markets outside of the U.S. through the development of products, increased capital spending, and potentially the acquisition of foreign businesses. In connection with the Tax Act, we have estimated and updated a one-time U.S. provisional tax expense of $53.5 on existing post-1986 foreign earnings and potential future distributions of such earnings to the U.S., however we expect that existing foreign tax credits, research and development tax credits, and net operating losses will offset most of this tax liability. Accordingly, we expect the net cash outflow resulting from this tax liability will be approximately $15. Net cash distributions from foreign countries amounted to $246.8 for the three months ended March 31, 2018 and $111.8 for the year ended December 31, 2017. The timing and amount of any additional future distributions remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2018, we declared a dividend of $0.134 per share for shareholders of record on March 12, 2018, which was paid on April 2, 2018. The dividend declared in the first quarter of 2018 is a 4.7% increase from the first quarter of 2017.
During the three months ended March 31, 2018, we repurchased 1.0 shares of common stock for $50.0, respectively, under our $1 billion share repurchase program. During the three months ended March 31, 2017, there were no repurchases under this program. To date, under the program, the Company has repurchased 22.1 shares for $909.4.
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
Commercial Paper
We access the commercial paper market to supplement the cash flows generated internally and to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. As of March 31, 2018, we had no outstanding commercial paper. The average outstanding commercial paper balance during the three months ended March 31, 2018 was $156.1. There have been no material changes that have impacted our funding and liquidity capabilities since December 31, 2017.
Credit Facilities
Our revolving $500 credit agreement (the Revolving Credit Agreement) provides for increases of up to $200 for a possible maximum total of $700 in aggregate principal amount, at the request of the Company and with the consent of the institutions providing such increased commitments. The Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The provisions of the Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined therein, of at least 3.0 and a leverage ratio, as defined therein, of not more than 3.0. Outstanding borrowings of $246.5 under our Revolving Credit Agreement as of March 31, 2018 were denominated in Euros, and our interest coverage ratio and leverage ratio were within the prescribed thresholds. In the event of certain ratings downgrades of the Company, to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the Revolving Credit Agreement. The Revolving Credit Agreement matures in November 2021.

Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations, for the three months ended March 31, 2018 and 2017.

For the Three Months Ended March 31	2018	2017
Operating activities	$42.4	$26.9
Investing activities	(28.2)	(150.1)
Financing activities	27.7	3.7
Foreign exchange	8.2	7.9
Total net cash flow provided by (used in) continuing operations	50.1	(111.6)
Net cash used in discontinued operations	(1.2)	(0.8)
Net change in cash and cash equivalents	$48.9	$(112.4)
Net cash provided by operating activities was $42.4 for the three months ended March 31, 2018 compared to $26.9 for the three months ended March 31, 2017. The change in net cash provided by operating activities primarily reflects an increase in segment operating income of approximately $30, after adjustments for non-cash charges, such as depreciation and amortization. In addition, an insurance-related settlement received during the first quarter of 2018 of $19.0 and lower income tax payments of $6.2 were partially offset by higher incentive compensation and environmental payments in 2018.
Net cash used by investing activities was $28.2 for the three months ended March 31, 2018, compared to $150.1 of cash used by investing activities during the same prior year period. The year-over-year decrease reflects the 2017 purchase of Axtone for $113.7 (net of cash acquired), as well as lower capital expenditures which decreased $8.0 primarily due to capacity expansion projects in the prior year.
Net cash provided by financing activities was $27.7 for the three months ended March 31, 2018 representing an increase of $24.0 compared to the three months ended March 31, 2017. The change was primarily driven by an increase in net borrowings of $82.3, partially offset by repurchases of ITT common stock of $50 in the first quarter of 2018 as part of our Share Repurchase Plan. In addition, proceeds from employee stock option exercises declined by $5.3.
Net cash used by discontinued operations was $1.2 for the three months ended March 31, 2018 compared to net cash used by discontinued operation for the three months ended March 31, 2017 of $0.8. The increase was primarily driven by higher payments for environmental remediation activities.
Asbestos
Based on the estimated undiscounted asbestos liability as of March 31, 2018 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 45% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers and our expectation that certain insurance policies will exhaust within the next 10 years. In the 10th year of our estimate, our insurance recoveries are currently projected to be approximately 18%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at March 31, 2018.
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
Although asbestos cash outflows can vary significantly from year to year, our current net cash outflows for defense and indemnity, net of tax benefits, are projected to average $20 to $30 over the next five years and increase to an average of approximately $35 to $45 per year over the remainder of the projection period. Net cash outflows for defense and indemnity, net of tax, averaged $16 over the past three annual periods. Total net asbestos cash outflows also include certain administrative costs such as legal related costs for insurance asset recoveries.
In light of the variables and uncertainties inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe that there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims for years beyond the next 10 years at this time. Accordingly, no liability or related asset has been recorded for any costs that may be incurred for claims asserted subsequent to 2028.
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
KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews a variety of key performance indicators including revenue, segment operating income and margins, earnings per share, order growth, and backlog, some of which are non-GAAP financial measures. In addition, we consider certain other measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions, dividends, and share repurchases. These other metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

■
”organic revenue” and “organic orders” are defined as revenue and orders, excluding the impacts of foreign currency fluctuations, acquisitions, and divestitures. Divestitures include sales of portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Management believes that reporting organic revenue and organic orders provides useful information to investors by helping identify underlying trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. Reconciliations of organic revenue for the three months ended March 31, 2018 are provided below.

Three Months Ended March 31	Industrial Process	Motion Technologies	Connect & Control Technologies	Eliminations	Total ITT
2018 Revenue	$189.8	$342.2	$157.9	$(0.6)	$689.3
(Acquisitions)/divestitures, net	—	(5.5)	—	—	(5.5)
Foreign currency translation	(4.0)	(36.7)	(4.0)	—	(44.7)
2018 Organic revenue	$185.8	$300.0	$153.9	$(0.6)	$639.1
2017 Revenue	$186.1	$287.3	$153.3	$(0.9)	$625.8
Organic (decline) growth	(0.3)	12.7	0.6	0.3	13.3
Percentage change	(0.2)%	4.4%	0.4%		2.1%

Reconciliations of organic orders for the three months ended March 31, 2018 are provided below:

Three Months Ended March 31	Industrial Process	Motion Technologies	Connect & Control Technologies	Eliminations	Total ITT
2018 Orders	$210.1	$369.9	$181.8	$(0.6)	$761.2
(Acquisitions)/divestitures, net	—	(17.7)	—	—	(17.7)
Foreign currency translation	(4.5)	(37.1)	(4.2)	(0.1)	(45.9)
2018 Organic orders	$205.6	$315.1	$177.6	$(0.7)	$697.6
2017 Orders	$221.8	$287.2	$162.4	$(0.8)	$670.6
Organic (decline) growth	(16.2)	27.9	15.2	0.1	27.0
Percentage change	(7.3)%	9.7%	9.4%		4.0%

■
”adjusted segment operating income” is defined as operating income, adjusted to exclude special items that include, but are not limited to, restructuring costs, realignment costs, certain asset impairment charges, certain acquisition-related expenses, and unusual or infrequent operating items. Special items represent significant charges or credits that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. We believe that adjusted segment operating income is useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.

Reconciliations of segment operating income to adjusted segment operating income for the three months ended March 31, 2018 and 2017 are provided below.

Three Months Ended March 31, 2018	Industrial Process	Motion Technologies	Connect & Control Technologies	Total Segment
Segment operating income	$16.9	$61.9	$23.0	$101.8
Restructuring costs	0.1	0.4	0.4	0.9
Acquisition-related expenses	—	0.6	—	0.6
Adjusted segment operating income	$17.0	$62.9	$23.4	$103.3

Three Months Ended March 31, 2017	Industrial Process	Motion Technologies	Connect & Control Technologies	Total Segment
Segment operating income	$8.1	$55.0	$16.7	$79.8
Restructuring costs	1.3	0.2	0.5	2.0
Acquisition-related expenses	—	0.7	—	0.7
Realignment costs and other(a)	1.4	—	1.1	2.5
Adjusted segment operating income	$10.8	$55.9	$18.3	$85.0

(a)
Primarily reflects realignment costs associated with an action to move certain production lines in our Connect & Control Technologies segment and costs associated with a management reorganization at our Industrial Process segment.

■
”adjusted income from continuing operations” and “adjusted income from continuing operations per diluted share” are defined as income from continuing operations attributable to ITT Inc. and income from continuing operations attributable to ITT Inc. per diluted share, adjusted to exclude special items that include, but are not limited to, asbestos-related costs, restructuring costs, realignment costs, certain asset impairment charges, certain acquisition-related expenses, income tax settlements or adjustments, and unusual or infrequent non-operating items. Special items represent significant charges or credits, on an after-tax basis, that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. The after-tax basis of each special item is determined using the jurisdictional tax rate of where the expense or benefit occurred.

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

For the Three Months Ended March 31	2018	2017
Income from continuing operations attributable to ITT Inc.	$101.1	$46.1
Net asbestos-related (benefit) costs, net of tax expense (benefit) of $4.6 and ($5.5), respectively	(15.1)	9.4
Restructuring costs, net of tax benefit of $0.2 and $0.9, respectively	0.7	1.7
Realignment costs, net of tax benefit of $0.0 and $1.7, respectively(a)	(0.2)	2.9
Tax-related special items(b)	(18.2)	(3.1)
Acquisition-related costs, net of tax benefit of $0.1, and $0.3, respectively	0.5	0.4
Adjusted income from continuing operations attributable to ITT Inc.	$68.8	$57.4
Income from continuing operations attributable to ITT Inc. per diluted share	$1.14	$0.52
Adjusted income from continuing operations attributable to ITT Inc. per diluted share	$0.77	$0.64

(a)
Realignment costs include 2017 costs associated with the pending sale of excess property, costs associated with a management reorganization at our Industrial Process segment and costs associated with an action to move certain production lines in our Connect & Control Technologies segment.

(b)
Tax-related special items for the three months ended March 31, 2018 primarily relate to the release of a valuation allowance on deferred tax assets in Germany and adjustments to our provisional tax estimate associated with the Tax Act. These items were partially offset by tax expense on undistributed foreign earnings. Tax-related special items for the three months ended March 31, 2017 primarily relate to a tax rate change in a foreign jurisdiction, tax benefits on excess stock based compensation, and distributions of foreign earnings.

■
”adjusted free cash flow” is defined as net cash provided by operating activities less capital expenditures, adjusted for cash payments for restructuring costs, realignment actions, net asbestos cash flows and other significant items that impact current results which management views as unrelated to the Company’s ongoing operations and performance. Due to other financial obligations and commitments, including asbestos expenses, the entire free cash flow may not be available for discretionary purposes. We believe that adjusted free cash flow provides useful information to investors as it provides insight into the primary cash flow metric used by management to monitor and evaluate cash flows generated by our operations. A reconciliation of adjusted free cash flow is provided below.

For the Three Months Ended March 31	2018	2017
Net cash provided by operating activities	$42.4	$26.9
Capital expenditures	(28.7)	(36.7)
Insurance settlement agreement	(19.0)	—
Net asbestos cash flows	12.8	13.0
Restructuring cash payments	2.4	5.4
Other(c)	(0.2)	4.5
Adjusted free cash flow	$9.7	$13.1

(c)	Other primarily relates to the pending sale of excess property.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of ITT’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the Consolidated Condensed Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Annual Report describes the critical accounting estimates that are used in the preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes, other than those described below, concerning ITT’s critical accounting estimates as described in our 2017 Annual Report.
Revenue Recognition
Revenue is derived from the sale of products and services to customers. We recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. For product sales, other than certain long-term construction and production type contracts where we have no alternative use for the product and have an enforceable right to payment, we recognize revenue at the time control passes to the customer, generally when products are shipped and the contractual terms have been fulfilled.
We recognize revenue for certain highly customized long-term design and build projects using the cost-to-total cost method, based upon the percentage of costs incurred to total projected costs. Revenue and profit recognized under the cost-to-total cost method are based on management’s estimates such as total contract revenues, contract costs and the extent of progress toward completion. Due to the long-term nature of the contracts, these estimates are subject to uncertainties and require significant judgment. Estimates of contract costs include labor hours and rates, and material costs. These estimates consider historical performance, the complexity of the work to be performed, the estimated time to complete the project, and other economic factors such as inflation and market rates. We update our estimates on a periodic basis and any revisions to such estimates are recorded in earnings in the period in which they are determined. Provisions for estimated losses, if any, on uncompleted long-term contracts, are made in the period in which such losses are determined.
For contracts recognized at a point in time, provisions for estimated losses, if any, on uncompleted arrangements, are recognized in the period in which such losses are determined. These estimates are subject to uncertainties and require significant judgment and may consider historical performance, the complexity of the work to be performed, the estimated time to complete the project, and other economic factors such as inflation.
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

For certain highly complex contracts, design, engineering and other preproduction costs may be capitalized if the costs relate directly to a contract or anticipated contract that the entity can specifically identify, the costs generate or enhance resources of the entity that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. In addition to direct labor and materials to fulfill a contract or anticipated contract, we exercise judgment in determining which costs are allocated, including allocations of contract management and depreciation of tooling used to fulfill the contract. Additionally, overall contract profitability is estimated in determining cost recoverability.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2017 Annual Report.

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
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues and commercial or contractual disputes and acquisitions or divestitures. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 18, Commitments and Contingencies to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Report and are incorporated by reference herein. Such descriptions include the following recent developments:
Asbestos Proceedings
Subsidiaries of ITT, ITT LLC and Goulds Pumps LLC, are joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain of their products sold prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. Frequently, the plaintiffs are unable to identify any ITT LLC or Goulds Pumps LLC products as a source of asbestos exposure. In addition, a large majority of claims pending against the Company subsidiaries have been placed on inactive dockets because the plaintiff cannot demonstrate a significant compensable loss. Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the Company’s subsidiaries.
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to the variables and uncertainties inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries. As of March 31, 2018, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $870.3, including expected legal fees, and an associated asset of $394.3 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $476.0.
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
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2017 Annual Report, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer and affiliated purchasers

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
1/1/2018 - 1/31/2018	—	$—	—	$140.6
2/1/2018 - 2/28/2018	0.1	$52.96	—	$140.6
3/1/2018 - 3/31/2018	1.0	$51.22	1.0	$90.6

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, our Board of Directors approved a three-year $1 billion Share Repurchase Program. On December 16, 2008, our Board of Directors modified the provisions of the Share Repurchase Program to replace the original three-year term with an indefinite term. As of March 31, 2018, we had repurchased 22.1 shares for $909.4, including commissions, under the Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control. As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of Euros 1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through March 31, 2018, however, Bornemann did pay fees of approximately Euros 3 thousand during the three months ended March 31, 2018 and approximately Euros 11 thousand during 2017 to the German financial institution which is maintaining the Bond.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

(10.1)*	Form of 2018 Performance Unit Award Agreement

(10.2)*	Form of 2018 Restricted Stock Unit Agreement

(10.3)*	ITT Senior Executive Severance Pay Plan, amended and restated as of March 31, 2018

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Condensed Financial Statements

* Management compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/S/ STEVEN C. GIULIANO
Steven C. Giuliano
Vice President and Chief Accounting Officer
(Principal accounting officer)
May 4, 2018