Form 10-Q
period 2018-06-30
ITT Inc.
filed 2018-08-03
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of August 1, 2018, there were 87.6 million shares of common stock ($1 par value per share) of the registrant outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months		Six Months
For the Periods Ended June 30	2018	2017	2018	2017
Revenue	$696.8	$630.9	$1,386.1	$1,256.7
Costs of revenue	470.8	425.9	935.9	848.6
Gross profit	226.0	205.0	450.2	408.1
General and administrative expenses	63.0	64.6	128.1	130.3
Sales and marketing expenses	43.4	43.8	86.9	86.9
Research and development expenses	25.8	22.6	50.5	45.0
Asbestos-related costs (benefit), net	13.5	14.9	(6.2)	29.8
Operating income	80.3	59.1	190.9	116.1
Interest and non-operating expenses, net	1.5	0.5	3.3	2.7
Income from continuing operations before income tax expense	78.8	58.6	187.6	113.4
Income tax expense	8.9	10.6	16.5	19.7
Income from continuing operations	69.9	48.0	171.1	93.7
(Loss) income from discontinued operations, including tax benefit of $0.1, $0.1, $0 and $0.2, respectively	—	(0.1)	0.1	(0.2)
Net income	69.9	47.9	171.2	93.5
Less: Income (loss) attributable to noncontrolling interests	0.2	0.1	0.3	(0.3)
Net income attributable to ITT Inc.	$69.7	$47.8	$170.9	$93.8
Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$69.7	$47.9	$170.8	$94.0
(Loss) income from discontinued operations, net of tax	—	(0.1)	0.1	(0.2)
Net income attributable to ITT Inc.	$69.7	$47.8	$170.9	$93.8
Earnings per share attributable to ITT Inc.:
Basic:
Continuing operations	$0.80	$0.54	$1.95	$1.06
Discontinued operations	—	—	—	—
Net income	$0.80	$0.54	$1.95	$1.06
Diluted:
Continuing operations	$0.79	$0.54	$1.93	$1.05
Discontinued operations	—	—	—	—
Net income	$0.79	$0.54	$1.93	$1.05
Weighted average common shares – basic	87.5	88.5	87.8	88.4
Weighted average common shares – diluted	88.4	89.0	88.7	89.1
Cash dividends declared per common share	$0.134	$0.128	$0.268	$0.256
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of operations.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months		Six Months
For the Periods Ended June 30	2018	2017	2018	2017
Net income	$69.9	$47.9	$171.2	$93.5
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(47.1)	42.5	(20.6)	61.7
Net change in postretirement benefit plans, net of tax impacts of $0.4, $0.4, $0.8 and $0.9, respectively	1.1	1.2	2.2	2.3
Other comprehensive (loss) income	(46.0)	43.7	(18.4)	64.0
Comprehensive income	23.9	91.6	152.8	157.5
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.2	0.1	0.3	(0.3)
Comprehensive income attributable to ITT Inc.	$23.7	$91.5	$152.5	$157.8
Disclosure of reclassification adjustments to postretirement benefit plans
Reclassification adjustments (see Note 15):
Amortization of prior service benefit, net of tax expense of $(0.3), $(0.5), $(0.5) and $(1.0), respectively	$(0.8)	$(0.7)	$(1.7)	$(1.4)
Amortization of net actuarial loss, net of tax benefits of $0.7, $0.9, $1.3 and $1.9, respectively	1.9	1.9	3.9	3.7
Net change in postretirement benefit plans, net of tax	$1.1	$1.2	$2.2	$2.3

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$449.6	$389.8
Receivables, net	560.4	629.6
Inventories, net	393.5	311.9
Other current assets	175.1	147.4
Total current assets	1,578.6	1,478.7
Plant, property and equipment, net	506.1	521.7
Goodwill	879.9	886.8
Other intangible assets, net	145.3	156.2
Asbestos-related assets	322.6	304.0
Deferred income taxes	164.0	149.9
Other non-current assets	203.2	202.9
Total non-current assets	2,221.1	2,221.5
Total assets	$3,799.7	$3,700.2
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term loans and current maturities of long-term debt	$210.7	$163.6
Accounts payable	331.2	351.4
Accrued liabilities	397.7	384.4
Total current liabilities	939.6	899.4
Asbestos-related liabilities	781.6	800.1
Postretirement benefits	223.5	227.3
Other non-current liabilities	172.7	175.6
Total non-current liabilities	1,177.8	1,203.0
Total liabilities	2,117.4	2,102.4
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 87.6 shares and 88.2 shares, respectively	87.6	88.2
Retained earnings	1,959.3	1,856.1
Total accumulated other comprehensive loss	(366.6)	(348.2)
Total ITT Inc. shareholders’ equity	1,680.3	1,596.1
Noncontrolling interests	2.0	1.7
Total shareholders’ equity	1,682.3	1,597.8
Total liabilities and shareholders’ equity	$3,799.7	$3,700.2

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Six Months Ended June 30	2018	2017
Operating Activities
Net income	$171.2	$93.5
Less: Income (loss) from discontinued operations	0.1	(0.2)
Less: Income (loss) attributable to noncontrolling interests	0.3	(0.3)
Income from continuing operations attributable to ITT Inc.	170.8	94.0
Adjustments to income from continuing operations:
Depreciation and amortization	55.2	50.4
Equity-based compensation	10.2	7.3
Asbestos-related (benefit) costs, net	(6.2)	29.8
Asbestos-related payments, net	(30.8)	(30.7)
Changes in assets and liabilities:
Change in receivables	(15.2)	(35.6)
Change in inventories	(22.8)	2.3
Change in accounts payable	(14.2)	(7.8)
Change in accrued expenses	(23.0)	(3.3)
Change in accrued and deferred income taxes	(11.7)	(3.1)
Other, net	7.0	(10.7)
Net Cash – Operating activities	119.3	92.6
Investing Activities
Capital expenditures	(46.3)	(53.3)
Acquisitions, net of cash acquired	—	(113.7)
Other, net	0.9	2.5
Net Cash – Investing activities	(45.4)	(164.5)
Financing Activities
Commercial paper, net repayments	(162.4)	9.4
Short-term revolving loans, borrowings	246.5	77.3
Short-term revolving loans, repayments	(23.5)	(100.0)
Long-term debt, issued	—	3.9
Long-term debt, repayments	(1.9)	(0.7)
Repurchase of common stock	(55.4)	(32.8)
Proceeds from issuance of common stock	4.7	6.5
Dividends paid	(12.0)	(11.6)
Other, net	(0.1)	0.1
Net Cash – Financing activities	(4.1)	(47.9)
Exchange rate effects on cash and cash equivalents	(8.6)	15.3
Net Cash – Operating activities of discontinued operations	(1.4)	(0.9)
Net change in cash and cash equivalents	59.8	(105.4)
Cash and cash equivalents – beginning of year (includes restricted cash of $1.2 and $1.2, respectively)	391.0	461.9
Cash and cash equivalents – end of period (includes restricted cash of $1.2 and $1.2, respectively)	$450.8	$356.5
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$1.1	$2.1
Income taxes, net of refunds received	$23.2	$21.9
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS)

	Three Months		Six Months
For the Periods Ended June 30	2018	2017	2018	2017
Common Stock
Common stock, beginning balance	$87.4	$88.7	$88.2	$88.4
Activity from stock incentive plans	0.2	0.1	0.5	0.5
Share repurchases	—	(0.8)	(1.1)	(0.9)
Common stock, ending balance	87.6	88.0	87.6	88.0
Retained Earnings
Retained earnings, beginning balance	1,891.8	1,832.6	1,856.1	1,789.2
Cumulative adjustment for accounting change (See Note 2)	—	—	(4.1)	0.5
Net income attributable to ITT Inc.	69.7	47.8	170.9	93.8
Dividends declared	(11.8)	(11.4)	(23.7)	(22.8)
Activity from stock incentive plans	9.7	4.3	14.4	14.8
Share repurchases	(0.1)	(29.7)	(54.3)	(31.9)
Retained earnings, ending balance	1,959.3	1,843.6	1,959.3	1,843.6
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance	(136.5)	(144.1)	(137.6)	(145.2)
Net change in postretirement benefit plans	1.1	1.2	2.2	2.3
Postretirement benefit plans, ending balance	(135.4)	(142.9)	(135.4)	(142.9)
Cumulative translation adjustment, beginning balance	(184.1)	(286.8)	(210.6)	(306.0)
Net cumulative translation adjustment	(47.1)	42.5	(20.6)	61.7
Cumulative translation adjustment, ending balance	(231.2)	(244.3)	(231.2)	(244.3)
Total accumulated other comprehensive loss	(366.6)	(387.2)	(366.6)	(387.2)
Noncontrolling interests
Noncontrolling interests, beginning balance	1.9	1.6	1.7	2.0
Income (loss) attributable to noncontrolling interests	0.2	0.1	0.3	(0.3)
Other	(0.1)	(0.1)	—	(0.1)
Noncontrolling interests, ending balance	2.0	1.6	2.0	1.6
Total Shareholders’ Equity
Total shareholders’ equity, beginning balance	1,660.5	1,492.0	1,597.8	1,428.4
Net change in common stock	0.2	(0.7)	(0.6)	(0.4)
Net change in retained earnings	67.5	11.0	103.2	54.4
Net change in accumulated other comprehensive loss	(46.0)	43.7	(18.4)	64.0
Net change in noncontrolling interests	0.1	—	0.3	(0.4)
Total shareholders’ equity, ending balance	$1,682.3	$1,546.0	$1,682.3	$1,546.0
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
Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in ITT’s Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Annual Report) in preparing these unaudited financial statements, other than those described below. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2017 Annual Report.
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

The impacts to our Consolidated Statements of Operation for the three and six months ended June 30, 2018, and our Consolidated Balance Sheet as of June 30, 2018 had we not adopted ASU 2014-09 are as follows:

	Three Months			Six Months
As of or for the Periods Ended June 30, 2018	As Reported	Amounts under previous standard	Effect of Change	As Reported	Amounts under previous standard	Effect of Change
Statement of Operations
Revenue	$696.8	$699.2	$2.4	$1,386.1	$1,394.3	$8.2
Costs of revenue	470.8	472.4	1.6	935.9	943.2	7.3
Income tax expense	8.9	8.7	0.2	16.5	16.7	0.2
Net income	69.9	70.5	0.6	171.2	171.9	0.7

Balance Sheets
Assets:
Receivables, net				560.4	614.9	54.5
Inventories, net				393.5	324.0	(69.5)
Other current assets				175.1	150.3	(24.8)
Deferred income taxes				164.0	162.7	(1.3)
Liabilities:
Accrued liabilities				397.7	350.8	(46.9)
Other non-current liabilities				172.7	173.7	1.0
Equity:
Retained earnings				1,959.3	1,964.1	4.8

In March 2017, the FASB issued ASU 2017-07 which amends the Statement of Operations presentation for the components of net periodic benefit cost for entities that sponsor defined benefit pension and other postretirement plans. Under the ASU, entities are required to disaggregate the service cost component and present it with other current compensation costs for the related employees. All other components of net periodic benefit cost are no longer classified as an operating expense. In addition, only the service cost component will be eligible for capitalization on the balance sheet. The ASU requires a retrospective transition method to adopt the requirement to present service costs separately from the other components of net periodic benefit cost in the statements of operations, and a prospective transition method to adopt the requirement that prohibits capitalization of all components of net periodic benefit cost on the balance sheet except service costs. ITT adopted the ASU beginning in the first quarter of 2018. Service costs eligible for capitalization on the balance sheet in 2018 are considered immaterial. As a result of the adoption, our Consolidated Statement of Operations for the three and six months ended June 30, 2017 was restated as follows:

For the Three Months Ended June 30, 2017	Previously Reported	Effect of Change	Restated
Costs of revenue	$426.5	$(0.6)	$425.9
General and administrative expenses	65.3	(0.7)	64.6
Sales and marketing expenses	43.9	(0.1)	43.8
Operating income	57.7	1.4	59.1
Interest and non-operating (income) expenses, net	(0.9)	1.4	0.5

For the Six Months Ended June 30, 2017	Previously Reported	Effect of Change	Restated
Costs of revenue	$850.0	$(1.4)	$848.6
General and administrative expenses	131.5	(1.2)	130.3
Sales and marketing expenses	87.0	(0.1)	86.9
Research and development expenses	45.1	(0.1)	45.0
Operating income	113.3	2.8	116.1
Interest and non-operating (income) expenses, net	(0.1)	2.8	2.7

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

	Revenue		Operating Income(a)		Operating Margin
For the Three Months Ended June 30	2018	2017	2018	2017	2018	2017
Industrial Process	$203.2	$192.3	$23.4	$15.3	11.5%	8.0%
Motion Technologies	330.3	290.1	55.5	52.1	16.8%	18.0%
Connect & Control Technologies	164.1	149.6	27.3	14.2	16.6%	9.5%
Total segment results	697.6	632.0	106.2	81.6	15.2%	12.9%
Asbestos-related costs, net	—	—	(13.5)	(14.9)	—	—
Eliminations / Other corporate costs	(0.8)	(1.1)	(12.4)	(7.6)	—	—
Total Eliminations / Corporate and Other costs	(0.8)	(1.1)	(25.9)	(22.5)	—	—
Total	$696.8	$630.9	$80.3	$59.1	11.5%	9.4%

	Revenue		Operating Income(a)		Operating Margin
For the Six Months Ended June 30	2018	2017	2018	2017	2018	2017
Industrial Process	$393.0	$378.4	$40.3	$23.4	10.3%	6.2%
Motion Technologies	672.5	577.4	117.4	107.1	17.5%	18.5%
Connect & Control Technologies	322.0	302.9	50.3	30.9	15.6%	10.2%
Total segment results	1,387.5	1,258.7	208.0	161.4	15.0%	12.8%
Asbestos-related benefit (costs), net	—	—	6.2	(29.8)	—	—
Eliminations / Other corporate costs	(1.4)	(2.0)	(23.3)	(15.5)	—	—
Total Eliminations / Corporate and Other costs	(1.4)	(2.0)	(17.1)	(45.3)	—	—
Total	$1,386.1	$1,256.7	$190.9	$116.1	13.8%	9.2%

(a)
Operating income and operating margin for the three and six months ended June 30, 2017 has been restated to reflect the adoption of ASU 2017-07. Refer to Note 2, Recent Accounting Pronouncements for further information.

	Total Assets		Capital Expenditures		Depreciation & Amortization
For the Six Months Ended June 30	2018	2017(b)	2018	2017	2018	2017
Industrial Process	$1,004.4	$1,025.7	$1.8	$12.4	$13.7	$13.5
Motion Technologies	1,170.9	1,140.4	40.0	34.3	28.7	22.0
Connect & Control Technologies	705.9	694.8	4.3	6.5	10.7	11.7
Corporate and Other	918.5	839.3	0.2	0.1	2.1	3.2
Total	$3,799.7	$3,700.2	$46.3	$53.3	$55.2	$50.4

(b)	Amounts reflect balances as of December 31, 2017.
NOTE 4
REVENUE
The following table represents our revenue disaggregated by product category for the three and six months ended June 30, 2018.

For the Three Months Ended June 30, 2018	Industrial Process	Motion Technologies	Connect & Control Technologies	Eliminations	Total
Industrial pumps	$153.2	$—	$—	$—	$153.2
Oil & gas pumps and components	50.0	—	10.1	—	60.1
Vehicle components	—	284.4	—	(0.1)	284.3
Aerospace & defense components	—	2.7	96.1	—	98.8
Rail components	—	38.1	—	—	38.1
Industrial components and other	—	5.1	57.9	(0.7)	62.3
Total	$203.2	$330.3	$164.1	$(0.8)	$696.8

For the Six Months Ended June 30, 2018	Industrial Process	Motion Technologies	Connect & Control Technologies	Eliminations	Total
Industrial pumps	$294.7	$—	$—	$—	$294.7
Oil & gas pumps and components	98.3	—	19.1	—	117.4
Vehicle components	—	584.0	—	(0.1)	583.9
Aerospace & defense components	—	4.5	183.7	—	188.2
Rail components	—	77.1	—	—	77.1
Industrial components and other	—	6.9	119.2	(1.3)	124.8
Total	$393.0	$672.5	$322.0	$(1.4)	$1,386.1

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
Contract Assets and Liabilities
Contract assets consist of unbilled amounts where revenue recognized exceeds customer billings. Contract liabilities consist of advance payments and billings in excess of revenue recognized. The following table represents our net contract assets and liabilities as of June 30, 2018.

	June 30, 2018	January 1, 2018	Change
Current contract assets	$24.8	$43.2	(42.6)%
Noncurrent contract assets	0.7	—	100.0%
Current contract liabilities	(60.6)	(61.7)	(1.8)%
Net contract liabilities	$(35.1)	$(18.5)	89.7%

During the six months ended June 30, 2018, the increase in our net contract liability of $16.6, or 89.7%, was primarily due to higher customer billings. During the three and six months ended June 30, 2018, we recognized revenue of $15.2 and $46.1, respectively, related to contract liabilities at January 1, 2018.
For contracts greater than one year, the aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of June 30, 2018 was $44.4. Of this amount, we expect to recognize approximately $15 to $20 of revenue during 2018, and the remainder in 2019.
As of June 30, 2018, deferred contract costs were $7.1, primarily related to pre-contract costs. During the three and six months ended June 30, 2018, we amortized $0.2 and $0.4, respectively, of deferred contract costs.
NOTE 5
RESTRUCTURING ACTIONS
The table below summarizes the restructuring costs presented within general and administrative expenses in our Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2018 and 2017. We have initiated various restructuring activities throughout our businesses during the past two years, however there were no restructuring activities considered to be individually significant.

	Three Months		Six Months
For the Periods Ended June 30	2018	2017	2018	2017
Severance costs	$1.0	$1.6	$1.6	$2.7
Other restructuring costs	0.2	0.1	0.5	1.6
Total restructuring costs	$1.2	$1.7	$2.1	$4.3
By segment:
Industrial Process	$(0.1)	$0.4	$—	$1.7
Motion Technologies	0.9	0.6	1.3	0.8
Connect & Control Technologies	0.4	0.7	0.8	1.2
Corporate and Other	—	—	—	0.6

The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Condensed Balance Sheet within accrued liabilities, for the six months ended June 30, 2018 and 2017.

For the Periods Ended June 30	2018	2017
Restructuring accruals - beginning balance	$8.9	$14.6
Restructuring costs	2.1	4.3
Cash payments	(4.2)	(8.9)
Foreign exchange translation and other	0.9	1.4
Restructuring accrual - ending balance	$7.7	$11.4
By accrual type:
Severance accrual	$6.8	$9.6
Facility carrying and other costs accrual	0.9	1.8

NOTE 6
INCOME TAXES
For the three months ended June 30, 2018 and 2017, the Company recognized income tax expense of $8.9 and $10.6 and had an effective tax rate of 11.3% and 18.1%, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized income tax expense of $16.5 and $19.7 and had an effective tax rate of 8.8% and 17.4%, respectively. The lower effective tax rate in 2018 is primarily due to tax benefits of $21.6 from the reversal of a valuation allowance on German deferred tax assets and $4.5 from a reduction to the provisional one-time tax charge associated with the 2017 U.S. tax reform.
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
The Company has performed provisional computations and has not provided deferred taxes on its remaining excess of financial reporting over tax bases of investments in its foreign subsidiaries that it intends to permanently reinvest outside the U.S. The Company anticipates that accumulated foreign earnings of $1.1 billion and future earnings of its foreign subsidiaries that are considered not permanently reinvested will be sufficient to meet its U.S. cash needs. In the event additional foreign funds are needed to support U.S. operations, and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. and foreign taxes.

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
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, Czech Republic, Germany, Hong Kong, India, Italy, Mexico, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $16 due to changes in audit status, expiration of statutes of limitations and other events. In addition, the settlement of any future examinations relating to the 2011 and prior tax years could result in changes in amounts attributable to the Company under its Tax Matters Agreement with Exelis Inc. and Xylem Inc. relating to the Company’s 2011 spin-off of those businesses.
NOTE 7
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT for the three and six months ended June 30, 2018 and 2017.

	Three Months		Six Months
For the Periods Ended June 30	2018	2017	2018	2017
Basic weighted average common shares outstanding	87.5	88.5	87.8	88.4
Add: Dilutive impact of outstanding equity awards	0.9	0.5	0.9	0.7
Diluted weighted average common shares outstanding	88.4	89.0	88.7	89.1

There were no anti-dilutive shares underlying stock options excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017 there were 0.4 anti-dilutive shares underlying stock options excluded from the computation of diluted earnings per share in both periods with a weighted average exercise price per share of $42.30 and $42.41, respectively. Anti-dilutive shares underlying stock options for the three and six months ended June 30, 2017 will expire between 2024 and 2025.
In addition, 0.1 of outstanding performance stock units (PSU) awards were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2018, and 0.3 of outstanding PSU awards were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2017, as the necessary performance conditions had not yet been satisfied.

NOTE 8
RECEIVABLES, NET

	June 30, 2018	December 31, 2017
Trade accounts receivable (See Note 2)	$553.6	$601.4
Notes receivable	4.9	3.9
Other	17.9	40.4
Receivables, gross	576.4	645.7
Less: Allowance for doubtful accounts	(16.0)	(16.1)
Receivables, net	$560.4	$629.6

NOTE 9
INVENTORIES, NET

	June 30, 2018	December 31, 2017
Finished goods	$63.7	$55.9
Work in process	84.4	54.8
Raw materials	208.0	184.4
Inventoried costs related to long-term contracts	37.4	38.1
Total inventory before progress payments	393.5	333.2
Less: Progress payments (see Note 2)	—	(21.3)
Inventories, net	$393.5	$311.9

NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS

	June 30, 2018	December 31, 2017
Asbestos-related assets	$64.7	$64.7
Advance payments and other prepaid expenses	48.1	50.9
Short-term contract asset (see Note 2)	24.8	—
Prepaid income taxes	35.9	30.3
Other	1.6	1.5
Other current assets	$175.1	$147.4
Other employee benefit-related assets	$114.7	$111.3
Capitalized software costs	37.2	41.9
Environmental-related assets	23.3	24.5
Equity method investments	7.8	6.7
Other	20.2	18.5
Other non-current assets	$203.2	$202.9

NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET

	June 30, 2018	December 31, 2017
Land and improvements	$28.2	$28.7
Machinery and equipment	1,043.5	1,039.9
Buildings and improvements	260.8	262.5
Furniture, fixtures and office equipment	73.7	74.5
Construction work in progress	57.7	58.4
Other	10.4	10.9
Plant, property and equipment, gross	1,474.3	1,474.9
Less: Accumulated depreciation	(968.2)	(953.2)
Plant, property and equipment, net	$506.1	$521.7

Depreciation expense of $21.0 and $19.2, and $41.7 and $37.5 was recognized in the three and six months ended June 30, 2018 and 2017, respectively.
NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the six months ended June 30, 2018 by segment.

	Industrial Process	Motion Technologies	Connect & Control Technologies	Total
Goodwill - December 31, 2017	$324.5	$295.6	$266.7	$886.8
Adjustments to purchase price allocations	—	3.3	—	3.3
Foreign exchange translation	(6.0)	(3.5)	(0.7)	(10.2)
Goodwill - June 30, 2018	$318.5	$295.4	$266.0	$879.9

Goodwill adjustments to purchase price allocations are related to our acquisition of Axtone Railway Components (Axtone) in the first quarter of 2017. The acquired goodwill, representing the excess of the purchase price over the net assets acquired, has been adjusted to reflect the final fair value of the net assets acquired. Refer to Note 19, Acquisitions, for additional information.
Other Intangible Assets, Net
Information regarding our other intangible assets is as follows:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$164.4	$(80.0)	$84.4	$166.2	$(74.4)	$91.8
Proprietary technology	53.9	(23.7)	30.2	54.4	(21.8)	32.6
Patents and other	12.6	(9.2)	3.4	13.5	(9.2)	4.3
Finite-lived intangible total	230.9	(112.9)	118.0	234.1	(105.4)	128.7
Indefinite-lived intangibles	27.3	—	27.3	27.5	—	27.5
Other intangible assets	$258.2	$(112.9)	$145.3	$261.6	$(105.4)	$156.2

Amortization expense related to finite-lived intangible assets was $4.3 and $4.6, and $8.9 and $9.2 for the three and six months ended June 30, 2018 and 2017, respectively.

NOTE 13
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	June 30, 2018	December 31, 2017
Compensation and other employee-related benefits	$129.5	$147.2
Contract liabilities and other customer-related liabilities (see Note 2)	81.9	45.5
Asbestos-related liabilities	77.2	77.1
Accrued income taxes and other tax-related liabilities	34.1	36.1
Environmental liabilities and other legal matters	22.7	22.8
Accrued warranty costs	18.0	17.0
Other accrued liabilities	34.3	38.7
Accrued liabilities	$397.7	$384.4
Environmental liabilities	$56.8	$63.6
Compensation and other employee-related benefits	34.8	36.4
Deferred income taxes and other tax-related accruals	32.2	19.3
Other	48.9	56.3
Other non-current liabilities	$172.7	$175.6

NOTE 14
DEBT

	June 30, 2018	December 31, 2017
Commercial paper	$—	$162.4
Short-term loans	209.6	—
Current maturities of long-term debt and capital leases	1.1	1.2
Short-term loans and current maturities of long-term debt	210.7	163.6
Long-term debt and capital leases	7.2	8.3
Total debt and capital leases	$217.9	$171.9

Commercial Paper
As of June 30, 2018, there was no Commercial paper outstanding. As of December 31, 2017, Commercial paper had an associated weighted average interest rate of 2.09% and maturity terms less than one month from the date of issuance.
Short-term Loans
Short-term loans consist of outstanding borrowings under our $500 Revolving Credit Agreement (the Revolving Credit Agreement). Outstanding borrowings under our Revolving Credit Agreement as of June 30, 2018 were denominated in Euros with an associated weighted average interest rate of 1.1%. As of December 31, 2017, we had no outstanding obligations under the Revolving Credit Agreement. Refer to the Liquidity section within “Item 2. Management’s Discussion and Analysis,” for additional information on the revolving credit facility as well as our overall funding and liquidity strategy.

NOTE 15
POSTRETIREMENT BENEFIT PLANS
The following table provides the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three and six months ended June 30, 2018 and 2017.

	2018			2017
For the Three Months Ended June 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$0.4	$0.2	$0.6	$0.6	$0.2	$0.8
Interest cost	2.8	1.1	3.9	3.0	1.2	4.2
Expected return on plan assets(a)	(3.4)	(0.1)	(3.5)	(3.7)	(0.1)	(3.8)
Amortization of prior service cost (benefit)	0.2	(1.3)	(1.1)	0.3	(1.5)	(1.2)
Amortization of net actuarial loss	1.5	1.1	2.6	1.8	1.0	2.8
Total net periodic benefit cost	$1.5	$1.0	$2.5	$2.0	$0.8	$2.8

	2018			2017
For the Six Months Ended June 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$0.8	$0.4	$1.2	$1.2	$0.4	$1.6
Interest cost	5.6	2.2	7.8	6.0	2.3	8.3
Expected return on plan assets(a)	(6.8)	(0.2)	(7.0)	(7.5)	(0.2)	(7.7)
Amortization of prior service cost (benefit)	0.4	(2.6)	(2.2)	0.5	(2.9)	(2.4)
Amortization of net actuarial loss	3.0	2.2	5.2	3.5	2.1	5.6
Total net periodic benefit cost	$3.0	$2.0	$5.0	$3.7	$1.7	$5.4

(a)
Includes plan administrative expenses of $0.9 and $0.8, and $1.8 and $1.6 for the three and six months ended June 30, 2018 and 2017, respectively. The prior year plan administrative expenses have been reclassified from the service cost component line to conform to the current year presentation.

We made contributions to our global postretirement plans of $6.8 and $6.4 during the six months ended June 30, 2018 and 2017, respectively. We expect to make contributions of approximately $7 to $11 during the remainder of 2018, principally related to our other postretirement employee benefit plans.
Amortization from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss was $1.1 and $1.2, and $2.2 and $2.3, net of tax, during the three and six months ended June 30, 2018 and 2017, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.
NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses. The following table provides the components of LTIP costs for the three and six months ended June 30, 2018 and 2017.

	Three Months		Six Months
For the Periods Ended June 30	2018	2017	2018	2017
Equity-based awards	$5.7	$3.6	$10.2	$7.3
Liability-based awards	0.7	0.4	0.8	0.9
Total share-based compensation expense	$6.4	$4.0	$11.0	$8.2

At June 30, 2018, there was $24.5 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.2 years. Additionally, unrecognized compensation cost related to liability-based awards was $4.0, which is expected to be recognized ratably over a weighted-average period of 2.1 years.

Year-to-Date 2018 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and vest on the completion of a three-year service period. During the six months ended June 30, 2018, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.3	$52.94
Performance stock units (PSUs)	0.1	$57.15

During the six months ended June 30, 2018 and 2017, 0.2 and 0.3 non-qualified stock options were exercised resulting in proceeds of $4.7 and $6.5, respectively. During both the six months ended June 30, 2018 and 2017, RSUs of 0.2 vested and were issued, respectively. During the six months ended June 30, 2018, PSUs of 0.1 that vested on December 31, 2017 were issued. There were no PSUs that vested on December 31, 2016 because the minimum performance requirements were not met.
NOTE 17
CAPITAL STOCK
On October 27, 2006, a three-year $1 billion share repurchase program was approved by the Board of Directors (the Share Repurchase Program). On December 16, 2008, the provisions of the Share Repurchase Program were modified by the Board of Directors to replace the original three-year term with an indefinite term. During the six months ended June 30, 2018 and 2017, we repurchased and retired 1.0 and 0.8 shares of common stock for $50.0 and $30.0, respectively, under this program. To date, the Company has repurchased 22.1 shares for $909.4 under the Share Repurchase Program.
Separate from the Share Repurchase Program, the Company repurchased 0.1 shares during both the six months ended June 30, 2018 and 2017, respectively, for an aggregate price of $5.4 and $2.8, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs.

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
Asbestos Matters
Subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of June 30, 2018, there were approximately 25 thousand pending claims against ITT subsidiaries, including Goulds Pumps LLC, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

For the Six Months Ended June 30 (in thousands)	2018
Pending claims – Beginning	26
New claims	2
Settlements	—
Dismissals	(3)
Pending claims – Ending	25

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

Asbestos-Related Costs, Net
As part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent qualitative and quantitative data available for the key inputs and assumptions, comparing the data to expectations on which the most recent annual liability and asset estimates were calculated. Based on this evaluation, the Company determined that no change in the estimate was warranted for the quarter ended June 30, 2018 other than the incremental accrual to maintain a rolling 10-year forecast period.
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
The following table provides a rollforward of the estimated asbestos liability and related assets for the six months ended June 30, 2018 and 2017.

	2018			2017
For the Six Months Ended June 30	Liability	Asset	Net	Liability	Asset	Net
Beginning balance	$877.2	$368.7	$508.5	$954.3	$380.6	$573.7
Asbestos provision	32.0	6.1	25.9	34.8	5.0	29.8
Insurance settlement agreements	—	32.1	(32.1)	—	—	—
Net cash activity	(50.4)	(19.6)	(30.8)	(46.5)	(15.8)	(30.7)
Ending balance	$858.8	$387.3	$471.5	$942.6	$369.8	$572.8
Current portion	$77.2	$64.7		$76.6	$66.0
Noncurrent portion	$781.6	$322.6		$866.0	$303.8

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
The following table provides a rollforward of the estimated environmental liability for the six months ended June 30, 2018 and 2017.

For the Six Months Ended June 30	2018	2017
Environmental liability - beginning balance	$73.9	$76.6
Change in estimates for pre-existing accruals	3.3	1.7
Accruals added during the period for new matters	2.0	—
Net cash activity	(12.2)	(5.3)
Foreign currency	0.1	0.1
Environmental liability - ending balance	$67.1	$73.1

We are currently involved with 33 active environmental investigation and remediation sites. At June 30, 2018, we have estimated the potential high-end liability range of environmental-related matters to be $116.5.
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
The final purchase price for Axtone is based on the net assets acquired and liabilities assumed as of January 26, 2017, with the excess of the purchase price of $86 recorded as goodwill. The goodwill arising from this acquisition, which is not expected to be deductible for income tax purposes, has been assigned to the Motion Technologies segment.
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
NOTE 20
SUBSEQUENT EVENTS
On July 27, 2018, the Company completed the sale of excess property for a cash purchase price of $41.0 and recorded a pre-tax gain of approximately $40.

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
Our businesses share a common, repeatable operating model. Each business applies technology and engineering expertise to solve our customers’ most pressing challenges. Our applied engineering aptitude enables a tight business fit with our customers given the critical nature of their applications. This in turn provides us with unique insight to our customer’s requirements and enables us to develop solutions to assist our customers in achieving their business goals. Our technology and customer intimacy work in tandem to produce opportunities to capture long-lived original equipment manufacturer (OEM) platforms and aftermarket opportunities.
Our product and service offerings are organized into three segments: Industrial Process, Motion Technologies, and Connect & Control Technologies. See Note 3, Segment Information, in this Report for a summary description of each segment. Additional information is also available in our 2017 Annual Report within Part I, Item 1, “Description of Business”.
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three and six months ended June 30, 2017, unless stated otherwise.
DISCUSSION OF FINANCIAL RESULTS
Three and Six Months Ended June 30

	Three Months				Six Months
For the Periods Ended June 30	2018	2017	Change		2018	2017	Change
Revenue	$696.8	$630.9	10.4%		$1,386.1	$1,256.7	10.3%
Gross profit	226.0	205.0	10.2%		450.2	408.1	10.3%
Gross margin	32.4%	32.5%	(10	)bp	32.5%	32.5%	—
Operating expenses	145.7	145.9	(0.1%)		259.3	292.0	(11.2%)
Expense to revenue ratio	20.9%	23.1%	(220	)bp	18.7%	23.2%	(450	)bp
Operating income	80.3	59.1	35.9%		190.9	116.1	64.4%
Operating margin	11.5%	9.4%	210	bp	13.8%	9.2%	460	bp
Interest and non-operating expenses, net	1.5	0.5	200.0%		3.3	2.7	22.2%
Income tax expense	8.9	10.6	(16.0%)		16.5	19.7	(16.2%)
Effective tax rate	11.3%	18.1%	(680	)bp	8.8%	17.4%	(860	)bp
Income from continuing operations attributable to ITT Inc.	69.7	47.9	45.5%		170.8	94.0	81.7%
(Loss) income from discontinued operations, net of tax	—	(0.1)	(100.0%)		0.1	(0.2)	150.0%
Net income attributable to ITT Inc.	69.7	47.8	45.8%		170.9	93.8	82.2%

Executive Summary
During the second quarter of 2018, our strong results reflect broad-based strength in end-markets and the progress we have made to improve operational execution across the organization. Sales volume growth, productivity gains and improved project performance drove a 230 basis point increase in segment operating margin and helped offset pressure from rising commodity costs. At Motion Technologies, we had several new automotive platform wins in the global OEM friction market, in addition to share gains in other key end-markets such as rotorcraft aftermarket and electric vehicle charging.
We also continue to deploy our capital in ways that fuel innovation and future growth. During the quarter, we ramped up production at our North American brake pad facility and continue to make investments in the development of the ITT Smart Pad. In addition, we are investing in a LEAN transformation of one of our key manufacturing facilities at our Industrial Process segment.
Our second quarter 2018 results include:

•
Revenue of $696.8 increased $65.9, or 10.4%, driven by the transportation end-markets on continued strength in OEM automotive brake pads, as well as solid growth in the aerospace and defense market. In addition, in the industrial end-market, strength in pumps used in the chemical market were partially offset by a decline in pumps from the oil and gas market due to difficult comparisons to prior year projects. Organic revenue increased 6.9% compared to the prior year.

•
Orders of $741.7 reflect a year-over-year increase of $115.4, or 18.4%, due to projects in the oil and gas and chemical markets, as well as stronger activity for commercial aerospace components and connectors in the industrial and defense markets. In addition, continued share gains in global OEM automotive brake pads and electric vehicle connectors further contributed to the increase. Organic orders increased 14.7% compared to the prior year.

•
Operating income of $80.3 increased $21.2, or 35.9%, reflecting a 210 basis point increase to operating margin, due to an increase in segment operating income of $24.6, or 30.1%. The increase in segment operating income was driven by higher sales volume at all segments, productivity improvements, and favorable impacts from foreign exchange impacts, partially offset by higher commodity costs and growth investments. Adjusted segment operating income increased $19.0, or 21.3%. As a result of our operational improvements, coupled with higher sales volume, we were able to deliver a segment operating margin of 15.2%, which is a 230 basis point improvement compared to the previous year.

•
Income from continuing operations of $0.79 per diluted share, increased $0.25 over the prior year. Adjusted income from continuing operations was $0.82 per diluted share, reflecting a $0.17, or 26.2%, increase compared to the prior year.

Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled “Key Performance Indicators and Non-GAAP Measures” for reconciliations between GAAP and non-GAAP metrics.

REVENUE

For the Three Months Ended June 30	2018	2017	Change	Organic Revenue Growth(a)
Industrial Process	$203.2	$192.3	5.7%	5.3%
Motion Technologies	330.3	290.1	13.9%	7.1%
Connect & Control Technologies	164.1	149.6	9.7%	8.2%
Eliminations	(0.8)	(1.1)	(27.3)%	—
Revenue	$696.8	$630.9	10.4%	6.9%

For the Six Months Ended June 30	2018	2017	Change	Organic Revenue Growth(a)
Industrial Process	$393.0	$378.4	3.9%	2.6%
Motion Technologies	672.5	577.4	16.5%	5.8%
Connect & Control Technologies	322.0	302.9	6.3%	4.2%
Eliminations	(1.4)	(2.0)	(30.0)%	—
Revenue	$1,386.1	$1,256.7	10.3%	4.5%

(a)	See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Industrial Process
Revenue for the three and six months ended June 30, 2018 increased $10.9, or 5.7%, and $14.6, or 3.9%, respectively, which includes favorable foreign currency impacts of $0.8 and $4.8. Organic revenue during the three and six months ended June 30, 2018 increased $10.1, or 5.3%, and $9.8, or 2.6%, respectively. During the second quarter of 2018, the increase in organic revenue was driven primarily by a 14% increase in revenue from short-cycle baseline pumps due to stronger demand in the general industrial, chemical, and mining markets, as well as a 16% increase in industrial valves due to strength in the bio-pharmaceutical and chemical markets. In addition, aftermarket parts and service revenue increased 2%. These increases were partially offset by lower project pump revenue in the North American oil and gas market due to difficult comparisons in the prior year. During the six months ended June 30, 2018, the increase in organic revenue was primarily driven by a 4% increase in aftermarket parts and service, an 8% increase in industrial valves stemming from strength in the general industrial and chemical markets, and a 2% increase in short-cycle baseline pumps. Growth was partially offset by a 2% decline in project pump revenue resulting from weakness in prior year orders in the North American oil and gas market, partially offset by growth from global petrochemical projects.
Orders for the three and six months ended June 30, 2018 were $237.4 and $447.5, respectively, reflecting an increase of $47.1, or 24.8%, and $35.3, or 8.6%, which includes favorable foreign currency impacts of $0.7 and $5.2. Organic orders during the three and six months ended June 30, 2018 increased $46.4, or 24.4%, and $30.1, or 7.3%, respectively, driven by growth in each of our product categories. Organic orders for pump projects increased approximately 70% and 19%, for the quarter and year-to-date periods, respectively, driven by strength in the oil and gas and chemical markets. Short-cycle baseline pump organic orders increased approximately 10% and 5%, respectively, due to higher activity in Asia. Organic orders for valves increased approximately 28% and 17%, respectively, due to strength in North America and Asia. Aftermarket parts and service also contributed to the growth in orders during the second quarter increasing 9% compared to the prior year, but declined 1% during the six month period.
The level of order and shipment activity related to project pumps can vary significantly from period to period, which may impact year-over-year comparisons. Backlog as of June 30, 2018 was $427.8, reflecting an increase of $91.3, or 27.1%, from the December 31, 2017 level.
Motion Technologies
Revenue for the three months ended June 30, 2018 increased $40.2, or 13.9%, which includes favorable foreign currency translation impacts of $19.5. Revenue for the six months ended June 30, 2018 increased $95.1, or 16.5%, which includes incremental revenue of $5.5 from our January 2017 acquisition of Axtone and favorable foreign currency translation impacts of $56.2. During the three and six months ended June 30, 2018, organic revenue increased $20.7, or 7.1%, and $33.4, or 5.8%, respectively, reflecting growth in automotive Friction of approximately

8% and 6%, respectively, due to share gains in OEM brake pads in China and North America. Organic revenue from our Wolverine business grew approximately 3% and 2%, respectively, due to stronger sales from brake shims. Organic revenue from our KONI-Axtone business increased approximately 5% and 4%, respectively, during the three and six months ended June 30, 2018 driven by the high-speed rail market in China and rail in Europe. Growth was partially offset by a decline in aftermarket brake pads of approximately 4% and 3% for the three and six months ended June 30, 2018, respectively, due to phasing and destocking in Europe.
Orders for the three months ended June 30, 2018 were $327.6, reflecting an increase of $38.7, or 13.4%, including favorable foreign currency translation impacts of $20.7. Orders for the six months ended June 30, 2018 were $697.5, reflecting an increase of $121.3, or 21.1%, including incremental orders of $17.7 from our January 2017 acquisition of Axtone and favorable foreign currency translation impacts of $57.8. During the three and six months ended June 30, 2018, organic orders grew $18.0, or 6.2%, and $45.8, or 7.9%, respectively, reflecting continued strength in automotive OEM Friction brake pads. Orders to our Wolverine business increased approximately 3% in both periods due to strong order activity for aftermarket brake shims in Asia. In addition, KONI-Axtone orders in the second quarter of 2018 decreased approximately 3%, and increased approximately 13% during the first six months of 2018 due to timing for orders in the Eastern European rail market and the defense market in U.S. and Europe.
Connect & Control Technologies
Revenue for the three and six months ended June 30, 2018 increased $14.5, or 9.7%, and $19.1, or 6.3%, respectively, including favorable foreign currency translation impacts of $2.3 and $6.3. During the three and six months ended June 30, 2018, organic revenue increased $12.2, or 8.2%, and $12.8, or 4.2%, respectively. The increase in organic revenue in both periods was driven by sales growth in the aerospace and defense market of approximately 13% and 7%, respectively, stemming from commercial aerospace components, defense connectors and rotorcraft. In addition, continued strength in oil and gas connectors in the Middle East and U.S. drove revenue growth of 25% and 13% during the three and six months ended June 30, 2018, respectively. Revenue from the general industrial markets declined approximately 1% during the second quarter and was flat during the six month period as revenue growth from industrial connectors was offset by weaker process control components for the power and nuclear markets. Revenue in both prior year periods included unfavorable impacts from restrictions on the sales of certain military-specification connectors.
Orders for the three and six months ended June 30, 2018 were $177.2 and $359.0, respectively, reflecting an increase of $29.4, or 19.9%, and $48.8, or 15.7% versus the prior year, including favorable foreign currency translation impacts of $2.1 and $6.3. During the three and six months ended June 30, 2018, organic orders increased $27.3, or 18.5%, and $42.5, or 13.7%, respectively. The increase in both periods was driven by strong order activity in the aerospace and defense market which increased approximately 22% and 17%, respectively, compared to the prior year led by commercial aerospace components, platform wins in rotorcraft, and connectors used in defense applications. In addition, orders for oil and gas connectors increased 73% and 44%, respectively, due to strength in the Middle East and U.S. In the general industrial market, order activity increased 7% and 5%, respectively, due to continued momentum in the electric vehicle market and industrial connectors.
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
OTHER
Tariffs
Recently, the U.S. government announced tariffs on manufactured goods imported from China related to Section 301 of the Trade Act of 1974 which may negatively impact certain products we sell in the U.S., including increasing the cost of certain parts and materials we purchase from China to include in our finished products. In addition, other countries have recently imposed tariffs or announced potential tariffs, which may impact our results and certain customers, markets or suppliers. Since announced, we have been managing the known impacts from these tariffs and will attempt to mitigate the potential tariff impacts and the impacts of higher input costs in 2018 through pricing and supply chain actions, efficient utilization of our global manufacturing footprint, and supplier negotiations and diversification strategies. Tariffs and related impacts remain highly uncertain due to the current dynamic landscape. Therefore, we are unable to estimate the ultimate outcome tariffs will have on our results of operations, financial position and cash flows.
Russia Sanctions
The Department of Treasury recently implemented U.S. sanctions targeting certain Russian individuals and businesses. The impact of these sanctions on ITT’s backlog has been minimal to date; however, we are unable to predict what impact these sanctions will have on any future business. The Company estimates its annual revenue which could be potentially impacted by these sanctions is up to $15.
GROSS PROFIT
Gross profit for the three months ended June 30, 2018 and 2017 was $226.0 and $205.0, reflecting a gross margin of 32.4% and 32.5%, respectively. Gross profit for the six months ended June 30, 2018 and 2017 was $450.2 and $408.1, respectively, reflecting a gross margin of 32.5% during both periods. Productivity gains across all segments in 2018 were offset by unfavorable automotive pricing pressure and aftermarket sales mix as well as increased direct material costs due to higher commodity prices impacting our Motion Technologies and Connect & Control Technologies segments.
OPERATING EXPENSES

	Three Months			Six Months
For the Periods Ended June 30	2018	2017	Change	2018	2017	Change
General and administrative expenses	$63.0	$64.6	(2.5)%	$128.1	$130.3	(1.7)%
Sales and marketing expenses	43.4	43.8	(0.9)%	86.9	86.9	—%
Research and development expenses	25.8	22.6	14.2%	50.5	45.0	12.2%
Asbestos-related costs (benefit), net	13.5	14.9	(9.4)%	(6.2)	29.8	(120.8)%
Total operating expenses	$145.7	$145.9	(0.1)%	$259.3	$292.0	(11.2)%
Total Operating Expenses By Segment:
Industrial Process	$40.4	$41.4	(2.4)%	$83.2	$86.9	(4.3)%
Motion Technologies	45.7	41.0	11.5%	91.3	81.7	11.8%
Connect & Control Technologies	33.6	40.9	(17.8)%	67.6	78.0	(13.3)%
Corporate & Other	26.0	22.6	15.0%	17.2	45.4	(62.1)%
General and administrative (G&A) expenses for the three and six months ended June 30, 2018 decreased $1.6, or 2.5%, and $2.2, or 1.7%, respectively. The decrease in G&A expenses in both periods was primarily driven by a legal accrual of $5 in the prior year, as well as favorable foreign currency impacts of $4.1 and 3.4, and lower restructuring costs of $0.5 and $2.2, respectively. These benefits were partially offset by a $3.8 environmental-related gain in the second quarter of 2017 and higher 2018 employee incentive compensation costs.
Sales and marketing expenses for the three months ended June 30, 2018 were flat compared to prior year. Higher overall selling and marketing costs of $1.1 and $2.8 during the three and six months ended June 30, 2018 at Motion Technologies associated with higher sales were offset by lower personnel costs at Industrial Process and lower commissions at Connect & Control Technologies. In addition, incremental costs of $0.3 related to our acquisition of Axtone are included in the six months ended June 30, 2018.
Research and development expenses for the three and six months ended June 30, 2018 increased $3.2, or 14.2%, and $5.5, or 12.2%, primarily due to increased product development activities at our Motion Technologies operating segment.
Asbestos-related costs, net decreased $1.4, or 9.4%, to $13.5 during the three months ended June 30, 2018. During the six months ended June 30, 2018, we recorded an asbestos-related benefit of $6.2 compared to asbestos-related costs of $29.8 during the same period in 2017. The change during the six months ended June 30, 2018 was primarily due to a $32.1 benefit from an insurance settlement recorded in the first quarter of 2018. See Note 18, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.

OPERATING INCOME

	Three Months				Six Months
For the Periods Ended June 30	2018	2017	Change		2018	2017	Change
Industrial Process	$23.4	$15.3	52.9%		$40.3	$23.4	72.2%
Motion Technologies	55.5	52.1	6.5%		117.4	107.1	9.6%
Connect & Control Technologies	27.3	14.2	92.3%		50.3	30.9	62.8%
Segment operating income	106.2	81.6	30.1%		208.0	161.4	28.9%
Asbestos-related (costs) benefit, net	(13.5)	(14.9)	9.4%		6.2	(29.8)	120.8%
Other corporate costs	(12.4)	(7.6)	(63.2)%		(23.3)	(15.5)	(50.3)%
Total corporate and asbestos-related (costs) benefit	(25.9)	(22.5)	(15.1)%		(17.1)	(45.3)	62.3%
Total operating income	$80.3	$59.1	35.9%		$190.9	$116.1	64.4%
Operating margin:
Industrial Process	11.5%	8.0%	350	bp	10.3%	6.2%	410	bp
Motion Technologies	16.8%	18.0%	(120	)bp	17.5%	18.5%	(100	)bp
Connect & Control Technologies	16.6%	9.5%	710	bp	15.6%	10.2%	540	bp
Segment operating margin	15.2%	12.9%	230	bp	15.0%	12.8%	220	bp
Consolidated operating margin	11.5%	9.4%	210	bp	13.8%	9.2%	460	bp
Industrial Process operating income increased $8.1, or 52.9%, and $16.9, or 72.2%, during the three and six months ended June 30, 2018, respectively. Operating margin increased 350 basis points to 11.5% and 410 basis points to 10.3% for the three and six months ended June 30, 2018, respectively. The increase during both periods was primarily driven by benefits of approximately $5 and $7, respectively, from favorable volume, sales mix and pricing, as well as improved project execution. In addition, net savings of $3 and $6, respectively, from past restructuring, productivity and sourcing initiatives, and lower restructuring costs of $0.5 and $1.7, respectively, were partially offset by higher incentive compensation costs and higher strategic investment costs in lean initiatives. During the six months ended June 30, 2018, favorable foreign currency impacts were approximately $1.
Motion Technologies operating income increased $3.4, or 6.5% and $10.3, or 9.6% for the three and six months ended June 30, 2018, respectively. Operating margin for the three and six months ended June 30, 2018 decreased 120 basis points to 16.8% and 100 basis points to 17.5%, respectively. The increase in operating income in both periods reflects benefits from higher sales volumes of approximately $7 and $12, respectively, favorable foreign currency impacts of approximately $9 and $18, respectively, and savings from productivity and sourcing initiatives. Partially offsetting the increase were higher commodity costs, price pressures, unfavorable aftermarket sales mix, and incremental investments to support new product developments and recent long-term global automotive platform wins.
Connect & Control Technologies operating income increased $13.1, or 92.3%, and $19.4, or 62.8% for the three and six months ended June 30, 2018, respectively. Operating margin increased 710 basis points to 16.6% and 540 basis points to 15.6% for the three and six months ended June 30, 2018, respectively. The increase in operating income for both periods reflects net operating productivity benefits of approximately $4 and $8, respectively, benefits from higher sales volume of approximately $2 for both periods, partially offset by material cost headwinds and higher incentive compensation costs. In addition, prior year results include unfavorable impacts from certain military-specification connectors of approximately $4 and a legal reserve of $5.
Other corporate costs for the three and six months ended June 30, 2018 increased $4.8 and $7.8, respectively, driven by a $3.8 environmental-related gain in 2017 as well as higher incentive compensation costs. These items were partially offset by favorable foreign currency impacts in both periods. In addition, during the six months ended June 30, 2018, restructuring costs decreased $0.6.

INTEREST AND NON-OPERATING INCOME AND EXPENSES, NET
During the three months ended June 30, 2018 and 2017, we recognized net interest and non-operating expenses of $1.5 and $0.5, respectively. During the six months ended June 30, 2018 and 2017, we recognized net interest and non-operating expenses of $3.3 and $2.7, respectively. The increase in both periods was driven by interest income in the prior year associated with uncertain tax positions. During the six month period, the increase was partially offset by higher earnings in the current year from our ownership of companies accounted for under the equity method.
INCOME TAX EXPENSE
For the three months ended June 30, 2018 and 2017, the Company recognized income tax expense of $8.9 and $10.6 and had an effective tax rate of 11.3% and 18.1%, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized income tax expense of $16.5 and $19.7 and had an effective tax rate of 8.8% and 17.4%, respectively. The lower effective tax rate in 2018 is primarily due to tax benefits of $21.6 from the reversal of a valuation allowance on German deferred tax assets and $4.5 from a reduction to the provisional one-time tax charge associated with the 2017 U.S. tax reform.
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
The Tax Act adopts a new rule “Global Intangible Low Taxed Income” (GILTI) that requires certain income of controlled foreign corporations to be subject to U.S. taxation. We are allowed under ASC 740 to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or (2) factoring such amounts into the Company’s measurement of its deferred taxes. Because of the complexity of these rules, and anticipated guidance from U.S. Treasury, we will continue to evaluate the impact on the Company’s financial statements. Therefore, we have not recorded any deferred taxes related to GILTI and have not made a policy decision regarding whether to record deferred taxes on GILTI.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We plan to transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. The passage of the U.S. Tax Act will allow us greater flexibility around our global cash management strategy related to the amount and timing of transfers, and we will continue to support growth and expand in markets outside of the U.S. through the development of products, increased capital spending, and potentially the acquisition of foreign businesses. In connection with the Tax Act, we have estimated and updated a one-time U.S. provisional tax expense of $53.5 on existing post-1986 foreign earnings and potential future distributions of such earnings to the U.S., however we expect that existing foreign tax credits, research and development tax credits, and net operating losses will offset most of this tax liability. Accordingly, we expect the net cash outflow resulting from this tax liability will be approximately $15. Net cash distributions from foreign countries amounted to $304.1 for the six months ended June 30, 2018 and $111.8 for the year ended December 31, 2017. The timing and amount of any additional future distributions remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the second quarter of 2018, we declared a dividend of $0.134 per share for shareholders of record on June 11, 2018, which was paid on July 2, 2018. The dividend declared in the second quarter of 2018 is a 4.7% increase from the second quarter of 2017.
During the six months ended June 30, 2018 and 2017, we repurchased and retired 1.0 and 0.8 shares of common stock for $50 and $30, respectively, under our $1 billion share repurchase program. To date, under the program, the Company has repurchased 22.1 shares for $909.4.
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
Commercial Paper
We have access to the commercial paper market through programs in place in the U.S. and, beginning in the second quarter of 2018, Europe to supplement the cash flows generated internally and to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. As of June 30, 2018, we had no outstanding commercial paper. The average outstanding commercial paper balance during the six months ended June 30, 2018 was $78.5. There have been no other material changes that have impacted our funding and liquidity capabilities since December 31, 2017.
Credit Facilities
Our revolving $500 credit agreement (the Revolving Credit Agreement) provides for increases of up to $200 for a possible maximum total of $700 in aggregate principal amount, at the request of the Company and with the consent of the institutions providing such increased commitments. The Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The provisions of the Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined therein, of at least 3.0 and a leverage ratio, as defined therein, of not more than 3.0. Outstanding borrowings of $209.6 under our Revolving Credit Agreement as of June 30, 2018 were denominated in Euros, and our interest coverage ratio and leverage ratio were within the prescribed thresholds. In the event of certain ratings downgrades of the Company, to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the Revolving Credit Agreement. The Revolving Credit Agreement matures in November 2021. In the second quarter of 2018, we revised our existing Revolving Credit Agreement to allow additional access to commercial paper markets in Europe.

Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations, for the six months ended June 30, 2018 and 2017.

For the Six Months Ended June 30	2018	2017
Operating activities	$119.3	$92.6
Investing activities	(45.4)	(164.5)
Financing activities	(4.1)	(47.9)
Foreign exchange	(8.6)	15.3
Total net cash flow provided by (used in) continuing operations	61.2	(104.5)
Net cash used in discontinued operations	(1.4)	(0.9)
Net change in cash and cash equivalents	$59.8	$(105.4)
Net cash provided by operating activities was $119.3 for the six months ended June 30, 2018 compared to $92.6 for the six months ended June 30, 2017. The change in net cash provided by operating activities primarily reflects an increase in segment operating income of approximately $51, after adjustments for non-cash charges, such as depreciation and amortization. In addition, net proceeds of $16.9 from an insurance-related settlement during the six months ended June 30, 2018 were partially offset by higher incentive compensation and environmental payments in 2018, as well as unfavorable changes in working capital.
Net cash used by investing activities was $45.4 for the six months ended June 30, 2018, compared to $164.5 of cash used by investing activities during the same prior year period. The year-over-year decrease reflects the 2017 purchase of Axtone for $113.7 (net of cash acquired), as well as lower capital expenditures which decreased $7.0 primarily due to capacity expansion projects in the prior year.
Net cash used by financing activities was $4.1 for the six months ended June 30, 2018 compared to $47.9 for the six months ended June 30, 2017. The change was primarily driven by an increase in net borrowings of $68.8, partially offset by an increase of $20 in repurchases of ITT common stock as part of our Share Repurchase Plan. In addition, proceeds from employee stock option exercises declined by $1.8.
Net cash used by discontinued operations was $1.4 for the six months ended June 30, 2018 compared to net cash used by discontinued operation for the six months ended June 30, 2017 of $0.9. The increase was primarily driven by higher payments for environmental remediation activities.

Asbestos
Based on the estimated undiscounted asbestos liability as of June 30, 2018 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 45% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers and our expectation that certain insurance policies will exhaust within the next 10 years. In the 10th year of our estimate, our insurance recoveries are currently projected to be approximately 18%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at June 30, 2018.
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

We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

■
”organic revenue” and “organic orders” are defined as revenue and orders, excluding the impacts of foreign currency fluctuations, acquisitions, and divestitures. Divestitures include sales of portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Management believes that reporting organic revenue and organic orders provides useful information to investors by helping identify underlying trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. Reconciliations of organic revenue for the three and six months ended June 30, 2018 are provided below.

Three Months Ended June 30	Industrial Process	Motion Technologies	Connect & Control Technologies	Eliminations	Total ITT
2018 Revenue	$203.2	$330.3	$164.1	$(0.8)	$696.8
Foreign currency translation	(0.8)	(19.5)	(2.3)	0.1	(22.5)
2018 Organic revenue	$202.4	$310.8	$161.8	$(0.7)	$674.3
2017 Revenue	$192.3	$290.1	$149.6	$(1.1)	$630.9
Organic growth	10.1	20.7	12.2	0.4	43.4
Percentage change	5.3%	7.1%	8.2%		6.9%

Six Months Ended June 30
2018 Revenue	$393.0	$672.5	$322.0	$(1.4)	$1,386.1
(Acquisitions)/divestitures, net	—	(5.5)	—	—	(5.5)
Foreign currency translation	(4.8)	(56.2)	(6.3)	0.1	(67.2)
2018 Organic revenue	$388.2	$610.8	$315.7	$(1.3)	$1,313.4
2017 Revenue	$378.4	$577.4	$302.9	$(2.0)	$1,256.7
Organic growth	9.8	33.4	12.8	0.7	56.7
Percentage change	2.6%	5.8%	4.2%		4.5%
Reconciliations of organic orders for the three and six months ended June 30, 2018 are provided below:

Three Months Ended June 30	Industrial Process	Motion Technologies	Connect & Control Technologies	Eliminations	Total ITT
2018 Orders	$237.4	$327.6	$177.2	$(0.5)	$741.7
Foreign currency translation	(0.7)	(20.7)	(2.1)	0.1	(23.4)
2018 Organic orders	$236.7	$306.9	$175.1	$(0.4)	$718.3
2017 Orders	$190.3	$288.9	$147.8	$(0.7)	$626.3
Organic growth	46.4	18.0	27.3	0.3	92.0
Percentage change	24.4%	6.2%	18.5%		14.7%

Six Months Ended June 30
2018 Orders	$447.5	$697.5	$359.0	$(1.1)	$1,502.9
(Acquisitions)/divestitures, net	—	(17.7)	—	—	(17.7)
Foreign currency translation	(5.2)	(57.8)	(6.3)	—	(69.3)
2018 Organic orders	$442.3	$622.0	$352.7	$(1.1)	$1,415.9
2017 Orders	$412.2	$576.2	$310.2	$(1.7)	$1,296.9
Organic growth	30.1	45.8	42.5	0.6	119.0
Percentage change	7.3%	7.9%	13.7%		9.2%

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

Reconciliations of segment operating income to adjusted segment operating income for the three and six months ended June 30, 2018 and 2017 are provided below.

Three Months Ended June 30, 2018	Industrial Process	Motion Technologies	Connect & Control Technologies	Total Segment
Segment operating income	$23.4	$55.5	$27.3	$106.2
Restructuring costs	(0.1)	0.9	0.4	1.2
Acquisition-related expenses	—	0.9	—	0.9
Adjusted segment operating income	$23.3	$57.3	$27.7	$108.3

Six Months Ended June 30, 2018
Segment operating income	$40.3	$117.4	$50.3	$208.0
Restructuring costs	—	1.3	0.8	2.1
Acquisition-related expenses	—	1.5	—	1.5
Adjusted segment operating income	$40.3	$120.2	$51.1	$211.6

Three Months Ended June 30, 2017	Industrial Process	Motion Technologies	Connect & Control Technologies	Total Segment
Segment operating income	$15.3	$52.1	$14.2	$81.6
Restructuring costs	0.4	0.6	0.7	1.7
Acquisition-related expenses	—	0.1	—	0.1
Realignment costs and other(a)	(0.3)	—	6.2	5.9
Adjusted segment operating income	$15.4	$52.8	$21.1	$89.3
Six Months Ended June 30, 2017
Segment operating income	$23.4	$107.1	$30.9	$161.4
Restructuring costs	1.7	0.8	1.2	3.7
Acquisition-related expenses	—	0.8	—	0.8
Realignment costs and other(a)	1.1	—	7.3	8.4
Adjusted segment operating income	$26.2	$108.7	$39.4	$174.3

(a)
Realignment costs and other in 2017 primarily reflect a legal accrual of $5 and costs associated with an action to move certain production lines in our Connect & Control Technologies segment, and costs associated with a management reorganization at our Industrial Process segment in the first quarter of 2017.

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

	Three Months		Six Months
For the Periods Ended June 30	2018	2017	2018	2017
Income from continuing operations attributable to ITT Inc.	$69.7	$47.9	$170.8	$94.0
Net asbestos-related costs (benefit), net of tax (benefit) expense of ($3.1), ($5.5), $1.5 and ($11.0), respectively	10.4	9.4	(4.7)	18.8
Restructuring costs, net of tax benefit of $0.2, $0.4, $0.4 and $1.3, respectively	1.0	1.3	1.7	3.0
Realignment (benefit) costs, net of tax expense (benefit) of $0.1, ($1.0), $0.1 and ($2.7), respectively(a)	(0.2)	1.9	(0.4)	4.8
Tax-related special items(b)	(9.0)	(3.2)	(27.2)	(6.3)
Acquisition-related costs, net of tax benefit of $0.3, $0.0, $0.4 and $0.3, respectively	0.6	0.1	1.1	0.5
Other unusual or infrequent items, net of tax expense of $0.0 $1.4, $0.0 and $1.4, respectively(c)	(0.1)	0.5	(0.1)	0.5
Adjusted income from continuing operations attributable to ITT Inc.	$72.4	$57.9	$141.2	$115.3
Income from continuing operations attributable to ITT Inc. per diluted share	$0.79	$0.54	$1.93	$1.05
Adjusted income from continuing operations attributable to ITT Inc. per diluted share	$0.82	$0.65	$1.59	$1.29

(a)
Realignment cost (benefit) for all periods primarily relate to our sale of excess property. Realignment costs in 2017 also include costs associated with a management reorganization at our Industrial Process segment in the first quarter of 2017, and costs associated with an action to move certain production lines in our Connect & Control Technologies segment.

(b)
Tax-related special items during the second quarter of 2018 primarily relate to a tax benefit on undistributed foreign earnings. Tax-related special items during the six months ended June 30, 2018 are due to the release of a valuation allowance on deferred tax assets in Germany and adjustments to our provisional tax estimate associated with the Tax Act. Tax-related special items for the three and six months ended June 30, 2017 primarily relate to a tax benefit on undistributed foreign earnings and tax benefits on uncertain tax positions, offset by tax expense related to the distribution of foreign earnings.

(c)
Other unusual or infrequent items in 2017 primarily consist of a legal accrual of $5, income of $3.8 related to an amendment to the environmental QSF and interest income from the reversal of uncertain tax position taken in prior years.

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

For the Six Months Ended June 30	2018	2017
Net cash provided by operating activities	$119.3	$92.6
Capital expenditures	(46.3)	(53.3)
Insurance settlement agreement, net	(16.9)	—
Net asbestos cash flows	30.8	30.7
Restructuring cash payments	4.2	8.8
Other(a)	(0.1)	6.2
Adjusted free cash flow	$91.0	$85.0

(a)	Other primarily relates to the sale of excess property in both periods.

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
Effective July 1, 2018, Argentina was determined to be a highly inflationary economy and we have changed the functional currency of our operations in Argentina to the U.S. dollar as a result. The impact of revaluing our monetary assets and liabilities is not expected to be material.
There has been no other material change in the information concerning market risk as stated in our 2017 Annual Report.

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
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to the variables and uncertainties inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries. As of June 30, 2018, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $858.8, including expected legal fees, and an associated asset of $387.3 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $471.5.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer and affiliated purchasers

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
4/1/2018 - 4/30/2018	—	$—	—	$90.6
5/1/2018 - 5/31/2018	—	$—	—	$90.6
6/1/2018 - 6/30/2018	—	$—	—	$90.6

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, our Board of Directors approved a three-year $1 billion Share Repurchase Program. On December 16, 2008, our Board of Directors modified the provisions of the Share Repurchase Program to replace the original three-year term with an indefinite term. As of June 30, 2018, we had repurchased 22.1 shares for $909.4, including commissions, under the Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control. As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of Euros 1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through June 30, 2018, however, Bornemann did pay fees of approximately Euros 5 thousand during the six months ended June 30, 2018 and approximately Euros 11 thousand during 2017 to the German financial institution which is maintaining the Bond.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

(10.1)	Second Amendment to Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of June 1, 2018, among ITT Inc. and the lenders party thereto

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Condensed Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/S/ STEVEN C. GIULIANO
Steven C. Giuliano
Vice President and Chief Accounting Officer
(Principal accounting officer)
August 3, 2018