Form 10-Q
period 2018-09-30
ITT Inc.
filed 2018-11-02
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-05672
ITT INC.

State of Indiana	81-1197930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1133 Westchester Avenue, White Plains, NY 10604
(Principal Executive Office)
Telephone Number: (914) 641-2000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of October 30, 2018, there were 87.6 million shares of common stock ($1 par value per share) of the registrant outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months		Nine Months
For the Periods Ended September 30	2018	2017	2018	2017
Revenue	$680.6	$645.0	$2,066.7	$1,901.7
Costs of revenue	454.1	441.2	1,390.0	1,289.8
Gross profit	226.5	203.8	676.7	611.9
General and administrative expenses	68.0	70.1	196.6	200.4
Sales and marketing expenses	40.8	41.3	127.7	128.2
Research and development expenses	24.2	23.0	74.7	68.0
Gain on sale of long-lived assets	(40.0)	(0.9)	(40.5)	(0.9)
Asbestos-related benefit, net	(4.3)	(62.8)	(10.5)	(33.0)
Operating income	137.8	133.1	328.7	249.2
Interest and non-operating expenses, net	0.7	5.5	4.0	8.2
Income from continuing operations before income tax expense	137.1	127.6	324.7	241.0
Income tax expense	25.9	40.6	42.4	60.3
Income from continuing operations	111.2	87.0	282.3	180.7
Loss from discontinued operations, including tax benefit of $0.0, $0.0, $0.0 and $0.2, respectively	(0.1)	(0.1)	—	(0.3)
Net income	111.1	86.9	282.3	180.4
Less: Income (loss) attributable to noncontrolling interests	0.2	—	0.5	(0.3)
Net income attributable to ITT Inc.	$110.9	$86.9	$281.8	$180.7
Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$111.0	$87.0	$281.8	$181.0
Loss from discontinued operations, net of tax	(0.1)	(0.1)	—	(0.3)
Net income attributable to ITT Inc.	$110.9	$86.9	$281.8	$180.7
Earnings per share attributable to ITT Inc.:
Basic:
Continuing operations	$1.27	$0.99	$3.21	$2.05
Discontinued operations	—	—	—	—
Net income	$1.27	$0.99	$3.21	$2.05
Diluted:
Continuing operations	$1.25	$0.98	$3.18	$2.03
Discontinued operations	—	—	—	—
Net income	$1.25	$0.98	$3.18	$2.03
Weighted average common shares – basic	87.6	88.0	87.7	88.3
Weighted average common shares – diluted	88.7	88.7	88.7	89.0
Cash dividends declared per common share	$0.134	$0.128	$0.402	$0.384
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of operations.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months		Nine Months
For the Periods Ended September 30	2018	2017	2018	2017
Net income	$111.1	$86.9	$282.3	$180.4
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(5.0)	22.7	(25.6)	84.4
Net change in postretirement benefit plans, net of tax impacts of $1.2, $2.1, $2.0 and $3.0, respectively	3.9	3.6	6.1	5.9
Other comprehensive (loss) income	(1.1)	26.3	(19.5)	90.3
Comprehensive income	110.0	113.2	262.8	270.7
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.2	—	0.5	(0.3)
Comprehensive income attributable to ITT Inc.	$109.8	$113.2	$262.3	$271.0
Disclosure of reclassification adjustments to postretirement benefit plans
Reclassification adjustments (see Note 15):
Amortization of prior service benefit, net of tax expense of $(0.3), $(0.3), $(0.8) and $(1.3), respectively	$(0.8)	$(0.9)	$(2.5)	$(2.3)
Amortization of net actuarial loss, net of tax benefits of $0.6, $1.1, $1.9 and $3.0, respectively	1.8	2.1	5.7	5.8
Loss from plan settlement or curtailment, net of tax benefit of $0.3, $1.3, $0.3 and $1.3, respectively	$1.1	$2.4	$1.1	$2.4
Other adjustments:
Net actuarial gain, net of tax expense of $0.6, $0.0, $0.6 and $0.0, respectively	1.8	—	1.8	—
Net change in postretirement benefit plans, net of tax	$3.9	$3.6	$6.1	$5.9

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$525.8	$389.8
Receivables, net	562.9	629.6
Inventories, net	391.4	311.9
Other current assets	151.8	147.4
Total current assets	1,631.9	1,478.7
Plant, property and equipment, net	500.6	521.7
Goodwill	879.5	886.8
Other intangible assets, net	141.0	156.2
Asbestos-related assets	322.3	304.0
Deferred income taxes	163.6	149.9
Other non-current assets	205.8	202.9
Total non-current assets	2,212.8	2,221.5
Total assets	$3,844.7	$3,700.2
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term loans and current maturities of long-term debt	$146.3	$163.6
Accounts payable	334.5	351.4
Accrued liabilities	416.9	384.4
Total current liabilities	897.7	899.4
Asbestos-related liabilities	771.8	800.1
Postretirement benefits	221.9	227.3
Other non-current liabilities	165.5	175.6
Total non-current liabilities	1,159.2	1,203.0
Total liabilities	2,056.9	2,102.4
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 87.6 shares and 88.2 shares, respectively	87.6	88.2
Retained earnings	2,065.7	1,856.1
Total accumulated other comprehensive loss	(367.7)	(348.2)
Total ITT Inc. shareholders’ equity	1,785.6	1,596.1
Noncontrolling interests	2.2	1.7
Total shareholders’ equity	1,787.8	1,597.8
Total liabilities and shareholders’ equity	$3,844.7	$3,700.2

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Nine Months Ended September 30	2018	2017
Operating Activities
Net income	$282.3	$180.4
Less: Loss from discontinued operations	—	(0.3)
Less: Income (loss) attributable to noncontrolling interests	0.5	(0.3)
Income from continuing operations attributable to ITT Inc.	281.8	181.0
Adjustments to income from continuing operations:
Depreciation and amortization	82.5	77.6
Equity-based compensation	16.9	12.5
Gain on sale of long-lived assets	(40.5)	(0.9)
Asbestos-related benefit, net	(10.5)	(33.0)
Asbestos-related payments, net	(42.3)	(39.5)
Changes in assets and liabilities:
Change in receivables	(23.5)	(47.2)
Change in inventories	(22.2)	(4.2)
Change in accounts payable	(10.3)	3.4
Change in accrued expenses	(7.3)	18.3
Change in accrued and deferred income taxes	6.0	19.8
Other, net	16.0	(9.5)
Net Cash – Operating activities	246.6	178.3
Investing Activities
Capital expenditures	(63.8)	(79.2)
Proceeds from sale of long-lived assets	42.7	3.4
Acquisitions, net of cash acquired	—	(113.7)
Other, net	—	0.2
Net Cash – Investing activities	(21.1)	(189.3)
Financing Activities
Commercial paper, net repayments	(16.0)	17.5
Short-term revolving loans, borrowings	246.5	77.3
Short-term revolving loans, repayments	(233.8)	(123.9)
Long-term debt, issued	3.2	3.9
Long-term debt, repayments	(2.1)	(1.1)
Repurchase of common stock	(55.8)	(32.9)
Proceeds from issuance of common stock	5.8	6.7
Dividends paid	(23.9)	(22.8)
Other, net	(0.1)	—
Net Cash – Financing activities	(76.2)	(75.3)
Exchange rate effects on cash and cash equivalents	(11.4)	22.4
Net Cash – Operating activities of discontinued operations	(1.9)	(1.2)
Net change in cash and cash equivalents	136.0	(65.1)
Cash and cash equivalents – beginning of year (includes restricted cash of $1.2 and $1.2, respectively)	391.0	461.9
Cash and cash equivalents – end of period (includes restricted cash of $1.2 and $1.2, respectively)	$527.0	$396.8
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$1.0	$2.8
Income taxes, net of refunds received	$31.0	$39.6
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS)

	Three Months		Nine Months
For the Periods Ended September 30	2018	2017	2018	2017
Common Stock
Common stock, beginning balance	$87.6	$88.0	$88.2	$88.4
Activity from stock incentive plans	—	—	0.5	0.5
Share repurchases	—	—	(1.1)	(0.9)
Common stock, ending balance	87.6	88.0	87.6	88.0
Retained Earnings
Retained earnings, beginning balance	1,959.3	1,843.6	1,856.1	1,789.2
Cumulative adjustment for accounting change (See Note 2)	—	—	(4.1)	0.5
Net income attributable to ITT Inc.	110.9	86.9	281.8	180.7
Dividends declared	(11.9)	(11.3)	(35.6)	(34.1)
Activity from stock incentive plans	7.8	5.4	22.2	20.2
Share repurchases	(0.4)	(0.1)	(54.7)	(32.0)
Retained earnings, ending balance	2,065.7	1,924.5	2,065.7	1,924.5
Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance	(135.4)	(142.9)	(137.6)	(145.2)
Net change in postretirement benefit plans	3.9	3.6	6.1	5.9
Postretirement benefit plans, ending balance	(131.5)	(139.3)	(131.5)	(139.3)
Cumulative translation adjustment, beginning balance	(231.2)	(244.3)	(210.6)	(306.0)
Net cumulative translation adjustment	(5.0)	22.7	(25.6)	84.4
Cumulative translation adjustment, ending balance	(236.2)	(221.6)	(236.2)	(221.6)
Total accumulated other comprehensive loss	(367.7)	(360.9)	(367.7)	(360.9)
Noncontrolling interests
Noncontrolling interests, beginning balance	2.0	1.6	1.7	2.0
Income (loss) attributable to noncontrolling interests	0.2	—	0.5	(0.3)
Other	—	—	—	(0.1)
Noncontrolling interests, ending balance	2.2	1.6	2.2	1.6
Total Shareholders’ Equity
Total shareholders’ equity, beginning balance	1,682.3	1,546.0	1,597.8	1,428.4
Net change in common stock	—	—	(0.6)	(0.4)
Net change in retained earnings	106.4	80.9	209.6	135.3
Net change in accumulated other comprehensive loss	(1.1)	26.3	(19.5)	90.3
Net change in noncontrolling interests	0.2	—	0.5	(0.4)
Total shareholders’ equity, ending balance	$1,787.8	$1,653.2	$1,787.8	$1,653.2
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
ITT’s quarterly financial periods end on the Saturday that is closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. For ease of presentation, the quarterly financial statements included herein are described as ending on the last day of the calendar quarter.
Certain prior year amounts have been reclassified or restated to conform to the current year presentation. For further information, refer to Note 2, Recent Accounting Pronouncements.
Updates to Summary of Significant Accounting Policies
Revenue Recognition
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

For contracts recognized at a point in time, we recognize revenue when control passes to the customer, which is generally based on shipping terms that address when title and risk and rewards pass to the customer. However, we also consider certain customer acceptance provisions as certain contracts with customers include installation, testing, certification or other acceptance provisions. In instances where contractual terms include a provision for customer acceptance, we consider whether we have previously demonstrated that the product meets objective criteria specified by either the seller or customer in assessing whether control has passed to the customer.
For service contracts, we recognize revenue as the services are rendered if the customer is benefiting from the service as it is performed, or otherwise upon completion of the service. Separately priced extended warranties are recognized as a separate performance obligation over the warranty period.
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

The impacts to our Consolidated Statements of Operations for the three and nine months ended September 30, 2018, and our Consolidated Balance Sheet as of September 30, 2018 had we not adopted ASU 2014-09 are as follows:

	Three Months			Nine Months
As of or for the Periods Ended September 30, 2018	As Reported	Amounts under previous standard	Effect of Change	As Reported	Amounts under previous standard	Effect of Change
Statement of Operations
Revenue	$680.6	$683.9	$3.3	$2,066.7	$2,078.2	$11.5
Costs of revenue	454.1	456.4	2.3	1,390.0	1,399.6	9.6
Income tax expense	25.9	25.9	—	42.4	42.6	0.2
Net income	111.1	112.1	1.0	282.3	284.0	1.7

Balance Sheets
Assets:
Receivables, net				562.9	613.5	50.6
Inventories, net				391.4	320.2	(71.2)
Other current assets				151.8	130.5	(21.3)
Deferred income taxes				163.6	162.4	(1.2)
Liabilities:
Accrued liabilities				416.9	367.0	(49.9)
Other non-current liabilities				165.5	166.5	1.0
Equity:
Retained earnings				2,065.7	2,071.5	5.8

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

As a result of the adoption, our Consolidated Statement of Operations for the three and nine months ended September 30, 2017 was restated as follows:

For the Three Months Ended September 30, 2017	Previously Reported	Effect of Change	Restated
Costs of revenue	$441.9	$(0.7)	$441.2
General and administrative expenses(a)	74.6	(4.5)	70.1
Research and development expenses	23.1	(0.1)	23.0
Operating income	127.8	5.3	133.1
Interest and non-operating expenses, net	0.2	5.3	5.5

For the Nine Months Ended September 30, 2017	Previously Reported	Effect of Change	Restated
Costs of revenue	$1,291.9	$(2.1)	$1,289.8
General and administrative expenses(a)	206.1	(5.7)	200.4
Sales and marketing expenses	128.3	(0.1)	128.2
Research and development expenses	68.2	(0.2)	68.0
Operating income	241.1	8.1	249.2
Interest and non-operating expenses, net	0.1	8.1	8.2

(a)
Previously reported General and administrative expenses excludes $0.9 in both the three and nine months ended September 30, 2017 related to gains on the sale of long-lived assets which has been reclassed to conform with current year presentation.

In November 2016, the FASB issued ASU 2016-18 which requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the Statement of Cash Flows. In addition, when cash and restricted cash are presented on separate lines on the Balance Sheet, an entity is required to reconcile the total cash, cash equivalents and restricted cash in the Statement of Cash Flows to the related line items in the Balance Sheet. The ASU requires a retrospective transition method and ITT adopted the ASU beginning in the first quarter of 2018.
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
Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02 impacting the accounting for leases intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. The revised standard will require entities to recognize a liability for their lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are to be measured at the present value of lease payments and accounted for using the effective interest method. The accounting for the leased asset will differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For financing leases, the leased asset is depreciated on a straight-line basis and recorded separately from the interest expense in the statements of operations, resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. The ASU requires that assets and liabilities be presented or disclosed separately and the liabilities must be classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The ASU is effective for the Company beginning in the first quarter 2019, at which time we expect to adopt the new standard under the modified retrospective approach. We are currently assessing our existing lease agreements and related financial disclosures to evaluate the impact of these amendments on our financial statements.

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

	Revenue		Operating Income(a)		Operating Margin
For the Three Months Ended September 30	2018	2017	2018	2017	2018	2017
Industrial Process	$205.0	$196.2	$23.7	$14.3	11.6%	7.3%
Motion Technologies	310.3	300.1	58.5	49.2	18.9%	16.4%
Connect & Control Technologies	166.0	149.4	26.0	18.0	15.7%	12.0%
Total segment results	681.3	645.7	108.2	81.5	15.9%	12.6%
Asbestos-related benefit, net	—	—	4.3	62.8	—	—
Gain on sale of long-lived assets	—	—	38.0	—	—	—
Eliminations / Other corporate costs	(0.7)	(0.7)	(12.7)	(11.2)	—	—
Total Eliminations / Corporate and Other costs	(0.7)	(0.7)	29.6	51.6	—	—
Total	$680.6	$645.0	$137.8	$133.1	20.2%	20.6%

	Revenue		Operating Income(a)		Operating Margin
For the Nine Months Ended September 30	2018	2017	2018	2017	2018	2017
Industrial Process	$598.0	$574.6	$64.0	$37.7	10.7%	6.6%
Motion Technologies	982.8	877.5	175.9	156.3	17.9%	17.8%
Connect & Control Technologies	488.0	452.3	76.3	48.9	15.6%	10.8%
Total segment results	2,068.8	1,904.4	316.2	242.9	15.3%	12.8%
Asbestos-related benefit, net	—	—	10.5	33.0	—	—
Gain on sale of long-lived assets	—	—	38.0	—	—	—
Eliminations / Other corporate costs	(2.1)	(2.7)	(36.0)	(26.7)	—	—
Total Eliminations / Corporate and Other costs	(2.1)	(2.7)	12.5	6.3	—	—
Total	$2,066.7	$1,901.7	$328.7	$249.2	15.9%	13.1%

(a)
Operating income and operating margin for the three and nine months ended September 30, 2017 has been restated to reflect the adoption of ASU 2017-07. Refer to Note 2, Recent Accounting Pronouncements for further information.

	Total Assets		Capital Expenditures		Depreciation & Amortization
For the Nine Months Ended September 30	2018	2017(b)	2018	2017	2018	2017
Industrial Process	$997.7	$1,025.7	$3.5	$15.8	$20.5	$20.7
Motion Technologies	1,150.9	1,140.4	54.1	55.1	42.8	35.1
Connect & Control Technologies	707.1	694.8	6.0	7.9	16.2	17.3
Corporate and Other	989.0	839.3	0.2	0.4	3.0	4.5
Total	$3,844.7	$3,700.2	$63.8	$79.2	$82.5	$77.6

(b)	Amounts reflect balances as of December 31, 2017.
NOTE 4
REVENUE
The following table represents our revenue disaggregated by product category for the three and nine months ended September 30, 2018.

For the Three Months Ended September 30, 2018	Industrial Process	Motion Technologies	Connect & Control Technologies	Eliminations	Total
Industrial pumps	$145.6	$—	$—	$—	$145.6
Oil & gas pumps and components	59.4	—	12.5	—	71.9
Vehicle components	—	270.0	—	—	270.0
Aerospace & defense components	—	1.3	92.9	—	94.2
Rail components	—	35.4	—	—	35.4
Industrial components and other	—	3.6	60.6	(0.7)	63.5
Total	$205.0	$310.3	$166.0	$(0.7)	$680.6

For the Nine Months Ended September 30, 2018	Industrial Process	Motion Technologies	Connect & Control Technologies	Eliminations	Total
Industrial pumps	$440.3	$—	$—	$—	$440.3
Oil & gas pumps and components	157.7	—	31.6	—	189.3
Vehicle components	—	854.0	—	(0.1)	853.9
Aerospace & defense components	—	5.8	276.6	—	282.4
Rail components	—	112.5	—	—	112.5
Industrial components and other	—	10.5	179.8	(2.0)	188.3
Total	$598.0	$982.8	$488.0	$(2.1)	$2,066.7

Revenue recognized related to our Industrial Process segment primarily consists of pumps, valves and plant optimization systems and services which serve the general industrial, oil and gas, chemical and petrochemical, pharmaceutical, mining, pulp and paper, food and beverage, and power generation markets. Many of Industrial Process’s products are highly engineered and customized to our customer needs and therefore do not have an alternative use. For these longer term design and build projects, if the contract states that we also have an enforceable right to payment, we recognize revenue over time using the cost-to-total-cost method as we satisfy the performance obligations identified in the contract. If no right to payment exists, revenue is recognized at a point in time, generally based on shipping terms. A majority of our design and build project contracts currently do not have a right to payment. For other pumps that do have an alternative use to us, revenue is recognized at a point in time. Revenue on service and repair contracts, representing approximately 3% of consolidated ITT revenue, is recognized after services have been agreed to by the customer and rendered or over the service period.

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
Contract Assets and Liabilities
Contract assets consist of unbilled amounts where revenue recognized exceeds customer billings. Contract liabilities consist of advance payments and billings in excess of revenue recognized. The following table represents our net contract assets and liabilities as of September 30, 2018.

	September 30, 2018	January 1, 2018	Change
Current contract assets	$21.3	$43.2	(50.7)%
Noncurrent contract assets	0.7	—	100.0%
Current contract liabilities	(63.0)	(61.7)	2.1%
Net contract liabilities	$(41.0)	$(18.5)	121.6%

The increase in our net contract liability of $22.5, or 121.6%, during the nine months ended September 30, 2018 was primarily due to higher customer billings. During the three and nine months ended September 30, 2018, we recognized revenue of $12.4 and $58.5, respectively, related to contract liabilities at January 1, 2018.
For contracts greater than one year, the aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of September 30, 2018 was $38.8. Of this amount, we expect to recognize approximately $8 to $12 of revenue during 2018, and the remainder in 2019.
As of September 30, 2018, deferred contract costs were $7.0, primarily related to pre-contract costs. During the three and nine months ended September 30, 2018, we amortized $0.2 and $0.6, respectively, of deferred contract costs.
NOTE 5
RESTRUCTURING ACTIONS
The table below summarizes the restructuring costs presented within general and administrative expenses in our Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2018 and 2017. We have initiated various restructuring activities throughout our businesses during the past two years, however there were no restructuring activities considered to be individually significant.

	Three Months		Nine Months
For the Periods Ended September 30	2018	2017	2018	2017
Severance costs	$0.8	$4.6	$2.4	$7.3
Asset write-offs	—	0.1	—	0.1
Other restructuring costs	0.1	—	0.6	1.6
Total restructuring costs	$0.9	$4.7	$3.0	$9.0
By segment:
Industrial Process	$—	$3.2	$—	$4.9
Motion Technologies	0.4	0.5	1.7	1.3
Connect & Control Technologies	0.5	1.6	1.3	2.8
Corporate and Other	—	(0.6)	—	—

The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Condensed Balance Sheet within accrued liabilities, for the nine months ended September 30, 2018 and 2017.

For the Periods Ended September 30	2018	2017
Restructuring accruals - beginning balance	$8.9	$14.6
Restructuring costs	3.0	9.0
Cash payments	(5.9)	(13.8)
Asset write-offs	—	(0.1)
Foreign exchange translation and other	0.8	1.4
Restructuring accrual - ending balance	$6.8	$11.1
By accrual type:
Severance accrual	$6.0	$9.9
Facility carrying and other costs accrual	0.8	1.2

NOTE 6
INCOME TAXES
For the three months ended September 30, 2018 and 2017, the Company recognized income tax expense of $25.9 and $40.6 and had an effective tax rate of 18.9% and 31.8%, respectively. For the nine months ended September 30, 2018 and 2017, the Company recognized income tax expense of $42.4 and $60.3 and had an effective tax rate of 13.1% and 25.0%, respectively. The lower effective tax rate in 2018 is primarily due to tax benefits of $23.5 from the reversal of valuation allowances on German and U.K. deferred tax assets, $3.1 from a reduction to the provisional one-time tax charge associated with the 2017 U.S. tax reform, and the reduction to the U.S. corporate tax rate from 35% to 21% in 2018.
Our effective tax rate in 2018 includes the impact of the Tax Cuts and Jobs Act of 2017 (the Tax Act) that was passed by Congress on December 20, 2017 and signed into law by the President on December 22, 2017. The Tax Act significantly changed the U.S. corporate income tax rules, most of which were effective January 1, 2018. On December 22, 2017, the SEC staff issued guidance under Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and therefore records provisional amounts under the Tax Act. The ultimate impact of the Tax Act may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions a company has made, additional regulatory guidance that may be issued, and actions a company may take as a result of the Tax Act.
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
The Tax Act imposed a one-time tax on accumulated earnings of foreign subsidiaries as of December 31, 2017. In its 2017 financial statements, the Company recognized the provisional tax impacts resulting from the Tax Act. The Company has updated the provisional one-time tax amount to $54.9 as compared to $58.0 reported in December 31, 2017 financial statements. The Company reported the one-time tax liability in its 2017 tax return that was filed shortly after the third quarter of 2018. However, the amounts reported in the tax return are still considered provisional as further guidance is expected from the Internal Revenue Service.
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
The Company has performed provisional computations and has not provided deferred taxes on its remaining excess of financial reporting over tax bases of investments in its foreign subsidiaries that it intends to permanently reinvest outside the U.S. The Company anticipates that accumulated foreign earnings of $975 and future earnings of its foreign subsidiaries that are considered not permanently reinvested will be sufficient to meet its U.S. cash needs. In the event additional foreign funds are needed to support U.S. operations, and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. and foreign taxes.
The Tax Act limits the deductibility of compensation for certain senior officers. The Company has determined that certain deferred tax assets associated with officer compensation may not be deductible. The Company has therefore written off a provisional amount of $1.7 of deferred tax assets relating to such compensation.
The Tax Act adopts a new rule “Global Intangible Low Taxed Income” (GILTI) that requires certain income of controlled foreign corporations to be subject to U.S. taxation. We are allowed under ASC 740 to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or (2) factoring such amounts into the Company’s measurement of its deferred taxes. Because of the complexity of these rules, and anticipated additional guidance from U.S. Treasury we will continue to evaluate the impact on the Company’s financial statements. Therefore, we have not recorded any deferred taxes related to GILTI and have not made a policy decision regarding whether to record deferred taxes on GILTI.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, Czech Republic, Germany, Hong Kong, India, Italy, Mexico, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $10 due to changes in audit status, expiration of statutes of limitations and other events. In addition, the settlement of any future examinations relating to the 2011 and prior tax years could result in changes in amounts attributable to the Company under its Tax Matters Agreement with Exelis Inc. and Xylem Inc. relating to the Company’s 2011 spin-off of those businesses.
NOTE 7
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT for the three and nine months ended September 30, 2018 and 2017.

	Three Months		Nine Months
For the Periods Ended September 30	2018	2017	2018	2017
Basic weighted average common shares outstanding	87.6	88.0	87.7	88.3
Add: Dilutive impact of outstanding equity awards	1.1	0.7	1.0	0.7
Diluted weighted average common shares outstanding	88.7	88.7	88.7	89.0

There were no anti-dilutive shares underlying stock options excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017 there were 0.3 and 0.4 anti-dilutive shares underlying stock options excluded from the computation of diluted earnings per share with a weighted average exercise price per share of $42.40 and $42.41, respectively. Anti-dilutive shares underlying stock options for the three and nine months ended September 30, 2017 will expire between 2024 and 2025.
During the three and nine months ended September 30, 2017, 0.2 of outstanding PSU awards were excluded from the computation of diluted earnings per share as the necessary performance conditions had not yet been satisfied.

NOTE 8
RECEIVABLES, NET

	September 30, 2018	December 31, 2017
Trade accounts receivable (See Note 2)	$557.9	$601.4
Notes receivable	5.7	3.9
Other	17.5	40.4
Receivables, gross	581.1	645.7
Less: Allowance for doubtful accounts	(18.2)	(16.1)
Receivables, net	$562.9	$629.6

NOTE 9
INVENTORIES, NET

	September 30, 2018	December 31, 2017
Finished goods	$63.9	$55.9
Work in process	72.4	54.8
Raw materials	214.9	184.4
Inventoried costs related to long-term contracts	40.2	38.1
Total inventory before progress payments	391.4	333.2
Less: Progress payments (see Note 2)	—	(21.3)
Inventories, net	$391.4	$311.9

NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS

	September 30, 2018	December 31, 2017
Asbestos-related assets	$67.1	$64.7
Advance payments and other prepaid expenses	43.4	50.9
Short-term contract asset (see Note 2)	21.3	—
Prepaid income taxes	18.8	30.3
Other	1.2	1.5
Other current assets	$151.8	$147.4
Other employee benefit-related assets	$118.8	$111.3
Capitalized software costs	35.2	41.9
Environmental-related assets	23.3	24.5
Equity method investments	8.0	6.7
Other	20.5	18.5
Other non-current assets	$205.8	$202.9

NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET

	September 30, 2018	December 31, 2017
Land and improvements	$27.8	$28.7
Machinery and equipment	1,049.7	1,039.9
Buildings and improvements	266.0	262.5
Furniture, fixtures and office equipment	73.0	74.5
Construction work in progress	48.2	58.4
Other	10.5	10.9
Plant, property and equipment, gross	1,475.2	1,474.9
Less: Accumulated depreciation	(974.6)	(953.2)
Plant, property and equipment, net	$500.6	$521.7

Depreciation expense of $20.7 and $19.7, and $62.4 and $57.2 was recognized in the three and nine months ended September 30, 2018 and 2017, respectively.
NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the nine months ended September 30, 2018 by segment.

	Industrial Process	Motion Technologies	Connect & Control Technologies	Total
Goodwill - December 31, 2017	$324.5	$295.6	$266.7	$886.8
Adjustments to purchase price allocations	—	3.3	—	3.3
Foreign exchange translation	(6.5)	(3.2)	(0.9)	(10.6)
Goodwill - September 30, 2018	$318.0	$295.7	$265.8	$879.5

Goodwill adjustments to purchase price allocations are related to our acquisition of Axtone Railway Components (Axtone) in the first quarter of 2017. The acquired goodwill, representing the excess of the purchase price over the net assets acquired, has been adjusted to reflect the final fair value of the net assets acquired. Refer to Note 19, Acquisitions, for additional information.
Other Intangible Assets, Net
Information regarding our other intangible assets is as follows:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$164.5	$(83.2)	$81.3	$166.2	$(74.4)	$91.8
Proprietary technology	53.8	(24.7)	29.1	54.4	(21.8)	32.6
Patents and other	12.6	(9.3)	3.3	13.5	(9.2)	4.3
Finite-lived intangible total	230.9	(117.2)	113.7	234.1	(105.4)	128.7
Indefinite-lived intangibles	27.3	—	27.3	27.5	—	27.5
Other intangible assets	$258.2	$(117.2)	$141.0	$261.6	$(105.4)	$156.2

Amortization expense related to finite-lived intangible assets was $4.4 and $5.2, and $13.3 and $14.4 for the three and nine months ended September 30, 2018 and 2017, respectively.

NOTE 13
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	September 30, 2018	December 31, 2017
Compensation and other employee-related benefits	$146.7	$147.2
Contract liabilities and other customer-related liabilities (see Note 2)	84.4	45.5
Asbestos-related liabilities	73.3	77.1
Accrued income taxes and other tax-related liabilities	39.5	36.1
Environmental liabilities and other legal matters	22.4	22.8
Accrued warranty costs	16.4	17.0
Other accrued liabilities	34.2	38.7
Accrued liabilities	$416.9	$384.4
Environmental liabilities	$54.5	$63.6
Compensation and other employee-related benefits	35.6	36.4
Deferred income taxes and other tax-related accruals	26.1	19.3
Other	49.3	56.3
Other non-current liabilities	$165.5	$175.6

NOTE 14
DEBT

	September 30, 2018	December 31, 2017
Commercial paper	$144.9	$162.4
Current maturities of long-term debt and capital leases	1.4	1.2
Short-term loans and current maturities of long-term debt	146.3	163.6
Long-term debt and capital leases	9.9	8.3
Total debt and capital leases	$156.2	$171.9

Commercial Paper
Commercial paper outstanding as of September 30, 2018 was issued entirely through the Company’s euro program and had an associated weighted average interest rate of (0.075)%. Commercial paper outstanding as of December 31, 2017 was issued entirely through the Company’s U.S. program and had an associated weighted average interest rate of 2.09%. The outstanding commercial paper for both periods had maturity terms less than one month from the date of issuance.
Refer to the Liquidity section within “Item 2. Management’s Discussion and Analysis,” for additional information on our overall funding and liquidity strategy.

NOTE 15
POSTRETIREMENT BENEFIT PLANS
The following table provides the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three and nine months ended September 30, 2018 and 2017.

	2018			2017
For the Three Months Ended September 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$0.4	$0.2	$0.6	$0.8	$0.2	$1.0
Interest cost	3.0	1.0	4.0	3.0	1.1	4.1
Expected return on plan assets(a)	(4.4)	—	(4.4)	(3.9)	(0.1)	(4.0)
Amortization of prior service cost (benefit)	0.2	(1.3)	(1.1)	0.2	(1.4)	(1.2)
Amortization of net actuarial loss	1.5	0.9	2.4	2.1	1.1	3.2
Net periodic benefit cost	0.7	0.8	1.5	2.2	0.9	3.1
Loss from settlement or curtailment	1.4	—	1.4	3.7	—	3.7
Total net periodic benefit cost	$2.1	$0.8	$2.9	$5.9	$0.9	$6.8

	2018			2017
For the Nine Months Ended September 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$1.2	$0.6	$1.8	$2.0	$0.6	$2.6
Interest cost	8.6	3.2	11.8	9.0	3.4	12.4
Expected return on plan assets(a)	(11.2)	(0.2)	(11.4)	(11.4)	(0.3)	(11.7)
Amortization of prior service cost (benefit)	0.6	(3.9)	(3.3)	0.7	(4.3)	(3.6)
Amortization of net actuarial loss	4.5	3.1	7.6	5.6	3.2	8.8
Net periodic benefit cost	3.7	2.8	6.5	5.9	2.6	8.5
Loss from settlement or curtailment	1.4	—	1.4	3.7	—	3.7
Total net periodic benefit cost	$5.1	$2.8	$7.9	$9.6	$2.6	$12.2

(a)
Plan administrative expenses of $0.7 and $2.3 for the three and nine months ended September 30, 2017, respectively have been reclassified from the service cost component line to the expected return on plan assets component line to conform to the current year presentation.

In the third quarter of 2018, we recorded a settlement loss of $1.4 related to retiree lump sum pension payments in our Industrial Process segment. In the third quarter of 2017 we recorded a curtailment loss of $3.7 related to a freeze of benefit accruals for certain current employees in our Industrial Process segment.
We made contributions to our global postretirement plans of $9.7 and $14.3 during the nine months ended September 30, 2018 and 2017, respectively, which included a discretionary contribution of $5 to our U.S. pension plan during 2017. We expect to make contributions of approximately $4 to $6 during the remainder of 2018, principally related to our other postretirement employee benefit plans.
Amortization from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss was $2.1 and $3.6, and $4.3 and $5.9, net of tax, during the three and nine months ended September 30, 2018 and 2017, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.

NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses. The following table provides the components of LTIP costs for the three and nine months ended September 30, 2018 and 2017.

	Three Months		Nine Months
For the Periods Ended September 30	2018	2017	2018	2017
Equity-based awards	$6.7	$5.2	$16.9	$12.5
Liability-based awards	0.9	0.8	1.7	1.7
Total share-based compensation expense	$7.6	$6.0	$18.6	$14.2

At September 30, 2018, there was $20.2 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.1 years. Additionally, unrecognized compensation cost related to liability-based awards was $3.3, which is expected to be recognized ratably over a weighted-average period of 1.9 years.
Year-to-Date 2018 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and vest on the completion of a three-year service period. During the nine months ended September 30, 2018, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.3	$53.26
Performance stock units (PSUs)	0.1	$57.81

During the nine months ended September 30, 2018 and 2017, 0.2 and 0.3 non-qualified stock options were exercised resulting in proceeds of $5.8 and $6.7, respectively. During both the nine months ended September 30, 2018 and 2017, RSUs of 0.2 vested and were issued, respectively. During the nine months ended September 30, 2018, PSUs of 0.1 that vested on December 31, 2017 were issued. There were no PSUs issued during the nine months ended September 30, 2017 because the minimum performance requirements were not met.
NOTE 17
CAPITAL STOCK
On October 27, 2006, a three-year $1 billion share repurchase program was approved by the Board of Directors (the Share Repurchase Program). On December 16, 2008, the provisions of the Share Repurchase Program were modified by the Board of Directors to replace the original three-year term with an indefinite term. During the nine months ended September 30, 2018 and 2017, we repurchased and retired 1.0 and 0.8 shares of common stock for $50.0 and $30.0, respectively, under this program. To date, the Company has repurchased 22.1 shares for $909.4 under the Share Repurchase Program.
Separate from the Share Repurchase Program, the Company repurchased 0.1 shares during both the nine months ended September 30, 2018 and 2017, respectively, for an aggregate price of $5.8 and $2.9, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs.

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
Asbestos Matters
Subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of September 30, 2018, there were approximately 25 thousand pending claims against ITT subsidiaries, including Goulds Pumps LLC, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

For the Nine Months Ended September 30 (in thousands)	2018
Pending claims – Beginning	26
New claims	3
Settlements	(1)
Dismissals	(3)
Pending claims – Ending	25

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
Estimating our exposure to pending asbestos claims and those that may be filed in the future is subject to significant uncertainty and risk as there are multiple variables that can affect the timing, severity, quality, quantity and resolution of claims. Any predictions with respect to the variables impacting the estimate of the asbestos liability and related asset are subject to even greater uncertainty as the projection period lengthens. In light of the variables and uncertainties inherent in the long-term projection of the Company’s asbestos exposures, while it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, which additional costs may be material, we do not believe there is a reasonable basis for estimating those costs at this time.
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
Based on the results of this study, in the third quarter of 2018, we decreased our estimated undiscounted asbestos liability, including legal fees, by $8.6, reflecting a decrease in costs the company estimates will be incurred to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The decrease in our estimated liability is a result of several developments, primarily favorable experience in settlement values and dismissal rates, partially offset by an increase in the number of cases expected to be adjudicated. Further, in the third quarter of 2018, the Company decreased its estimated asbestos-related assets by $15.8, primarily due to lower than expected recoveries from certain insurers.
During 2018, we entered into a settlement agreement and a settlement-in-principle with insurers to settle responsibility for multiple insurance claims. Under the terms of the agreements, the insurers agreed to upfront payments to a Qualified Settlement Fund (QSF) for past costs in addition to providing coverage for certain future asbestos claims on specified terms and conditions.
In addition to the charges associated with our annual remeasurement, we record a net asbestos charge each quarter to maintain a rolling 10-year forecast period. The table below summarizes the total net asbestos charges for the three and nine months ended September 30, 2018 and 2017.

	Three Months		Nine Months
For the Periods Ended September 30	2018	2017	2018	2017
Asbestos provision	$13.4	$13.6	$39.3	$43.4
Net asbestos remeasurement cost (benefit)	7.2	(76.4)	7.2	(76.4)
Insurance settlement agreement	(24.9)	—	(57.0)	—
Asbestos-related benefit, net	$(4.3)	$(62.8)	$(10.5)	$(33.0)

Changes in Financial Position
The Company's estimated asbestos exposure, net of expected recoveries for the resolution of all pending claims and claims estimated to be filed in the next 10 years was $455.7 and $508.5 as of September 30, 2018 and December 31, 2017. The following table provides a rollforward of the estimated asbestos liability and related assets for the nine months ended September 30, 2018 and 2017.

	2018			2017
For the Nine Months Ended September 30	Liability	Asset	Net	Liability	Asset	Net
Beginning balance	$877.2	$368.7	$508.5	$954.3	$380.6	$573.7
Asbestos provision	48.5	9.2	39.3	51.1	7.7	43.4
Asbestos remeasurement	(8.6)	(15.8)	7.2	(66.4)	10.0	(76.4)
Insurance settlement agreement	—	57.0	(57.0)	—	—	—
Net cash activity	(72.0)	(29.7)	(42.3)	(63.5)	(24.0)	(39.5)
Ending balance	$845.1	$389.4	$455.7	$875.5	$374.3	$501.2
Current portion	$73.3	$67.1		$77.4	$64.7
Noncurrent portion	$771.8	$322.3		$798.1	$309.6

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
The following table provides a rollforward of the estimated environmental liability for the nine months ended September 30, 2018 and 2017.

For the Nine Months Ended September 30	2018	2017
Environmental liability - beginning balance	$73.9	$76.6
Change in estimates for pre-existing accruals	3.4	2.4
Accruals added during the period for new matters	2.0	—
Payments	(14.6)	(7.4)
Foreign currency	0.1	0.1
Environmental liability - ending balance	$64.8	$71.7

We are currently involved with 32 active environmental investigation and remediation sites. At September 30, 2018, we have estimated the potential high-end liability range of environmental-related matters to be $115.4.
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
Other Matters
The Company received a civil subpoena from the Department of Defense, Office of the Inspector General, in the second quarter of 2015 as part of an investigation being led by the Civil Division of the U.S. Department of Justice (DOJ). The subpoena and related investigation involve certain connector products manufactured by the Company’s Connect & Control Technologies segment that are purchased or used by the U.S. government. The Company is cooperating with the government and has produced documents responsive to the subpoena. Based on its current analysis following discussions with DOJ to resolve the civil matter, the Company has accrued $5 as its current best estimate of the minimum amount of probable loss. It is reasonably possible that any actual loss related to this matter may be higher than this amount, but at this time management is unable to estimate a range of potential loss in excess of the amount accrued. In addition, as previously disclosed, the Criminal Division of DOJ also investigated this matter. Recently, the Fraud Section of DOJ’s Criminal Division advised the Company that it has decided, based on its assessment of the available information, to decline to prosecute the Company at this time.

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
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three and nine months ended September 30, 2017, unless stated otherwise.
DISCUSSION OF FINANCIAL RESULTS
Three and Nine Months Ended September 30

	Three Months				Nine Months
For the Periods Ended September 30	2018	2017	Change		2018	2017	Change
Revenue	$680.6	$645.0	5.5%		$2,066.7	$1,901.7	8.7%
Gross profit	226.5	203.8	11.1%		676.7	611.9	10.6%
Gross margin	33.3%	31.6%	170	bp	32.7%	32.2%	50	bp
Operating expenses	88.7	70.7	25.5%		348.0	362.7	(4.1%)
Expense to revenue ratio	13.0%	11.0%	200	bp	16.8%	19.1%	(230	)bp
Operating income	137.8	133.1	3.5%		328.7	249.2	31.9%
Operating margin	20.2%	20.6%	(40	)bp	15.9%	13.1%	280	bp
Interest and non-operating expenses, net	0.7	5.5	(87.3%)		4.0	8.2	(51.2%)
Income tax expense	25.9	40.6	(36.2%)		42.4	60.3	(29.7%)
Effective tax rate	18.9%	31.8%	(1,290	)bp	13.1%	25.0%	(1,190	)bp
Income from continuing operations attributable to ITT Inc.	111.0	87.0	27.6%		281.8	181.0	55.7%
(Loss) from discontinued operations, net of tax	(0.1)	(0.1)	—%		—	(0.3)	100.0%
Net income attributable to ITT Inc.	110.9	86.9	27.6%		281.8	180.7	55.9%

Executive Summary
During the third quarter of 2018, our strong results reflect continued top line momentum due to broad-based strength across major end-markets, as well as significant benefits from improved operational execution. As a result, segment operating margin increased 330 basis points compared to the prior year due to sales volume growth, productivity gains from supply chain and restructuring actions, and improved project performance which helped offset rising commodity costs. In addition, we had several key automotive platform wins in the global OEM friction market, as well as solid pump project order growth in the chemical and industrial markets from project pumps and broad-based growth in key Connector end-markets.
In terms of capital deployment, we continue to advance the on-board momentum of the ITT Smart Pad and we continue to fuel future growth through investments in global friction production capabilities and rotorcraft technologies. We also completed the sale of a former Connector operating location which resulted in a net gain of $38.
Our third quarter 2018 results include:

•
Revenue of $680.6 increased $35.6, or 5.5%, driven by gains across all major end-markets. In the transportation end-markets, revenue grew on continued strength in OEM automotive brake pads, as well as solid growth in the aerospace and defense market. Revenue growth in the industrial end-market was driven by pump equipment in the chemical and mining markets. Growth in the oil and gas end-market was due to connector strength. Organic revenue increased 6.6% compared to the prior year.

•
Orders of $722.1 reflect a year-over-year increase of $63.5, or 9.6%, due to projects in the petrochemical and general industrial markets, as well as broad-based connector growth across all major end-markets, partially offset by timing of aerospace component orders. In addition, continued share gains in China and North American OEM automotive brake pads and European aftermarket contributed to the increase. Organic orders increased 10.8% compared to the prior year.

•
Operating income of $137.8 increased $4.7, or 3.5%, due to an increase in segment operating income of $26.7, or 32.8% and a net gain of $38 related to the sale of a former operating location, partially offset by a decrease in the net asbestos-related benefit of $58.5 from our annual remeasurement. The increase in segment operating income was driven by sales volume leverage at all segments and productivity improvements, partially offset by higher commodity costs and growth investments. As a result, we were able to deliver a segment operating margin of 15.9%, which is a 330 basis point improvement compared to the previous year. Adjusted segment operating income increased $15.7, or 17.2%.

•
Income from continuing operations of $1.25 per diluted share, increased $0.27 over the prior year due to higher segment operating income and favorable impacts from a lower tax rate. Adjusted income from continuing operations was $0.82 per diluted share, reflecting a $0.16, or 24.2%, increase compared to the prior year.

Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled “Key Performance Indicators and Non-GAAP Measures” for reconciliations between GAAP and non-GAAP metrics.

REVENUE

For the Three Months Ended September 30	2018	2017	Change	Organic Revenue Growth(a)
Industrial Process	$205.0	$196.2	4.5%	5.7%
Motion Technologies	310.3	300.1	3.4%	4.8%
Connect & Control Technologies	166.0	149.4	11.1%	11.4%
Eliminations	(0.7)	(0.7)	—%	—
Revenue	$680.6	$645.0	5.5%	6.6%

For the Nine Months Ended September 30	2018	2017	Change	Organic Revenue Growth(a)
Industrial Process	$598.0	$574.6	4.1%	3.6%
Motion Technologies	982.8	877.5	12.0%	5.4%
Connect & Control Technologies	488.0	452.3	7.9%	6.6%
Eliminations	(2.1)	(2.7)	(22.2)%	—
Revenue	$2,066.7	$1,901.7	8.7%	5.2%

(a)	See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Industrial Process
Revenue for the three months ended September 30, 2018 increased $8.8, or 4.5%, which included unfavorable foreign currency translation impacts of $2.3. Revenue for the nine months ended September 30, 2018 increased $23.4, or 4.1%, which included favorable foreign currency translation impacts of $2.5. Organic revenue during the three and nine months ended September 30, 2018 increased $11.1, or 5.7%, and $20.9, or 3.6%, respectively. During both the three and nine months ended September 30, 2018, the increase in organic revenue was primarily driven by an increase in revenue from industrial valves of 27% and 14%, respectively, due to stronger demand in the bio-pharmaceutical and chemical market as well as aftermarket parts and service revenue which increased 3% during both periods due to higher maintenance activity. Revenue from projects, increased 11% during the third quarter of 2018 due to strength from the petrochemical market, but decreased 1% during the nine month period due to weakness in prior year orders in the North American oil and gas market. Revenue from short-cycle baseline pumps declined approximately 1% during the third quarter of 2018 due to temporary production delays, and increased 4% during the nine months ended September 30, 2018 on revenue growth in Latin America.
Orders for the three months ended September 30, 2018 were $241.7 reflecting an increase of $48.4, or 25%, including unfavorable foreign currency translation impacts of $2.8. Orders for the nine months ended September 30, 2018 were $689.2, reflecting an increase of $83.7, or 13.8%, including favorable foreign currency translation impacts of $2.4. Organic orders during the three and nine months ended September 30, 2018 increased $51.2, or 26.5%, and $81.3, or 13.4%, respectively, driven by growth in each of our product categories. Organic orders for pump projects increased approximately 74% and 35%, for the quarter and year-to-date periods, respectively, driven by significant wins in North American and Asia from the petrochemical and general industrial and chemical markets. Aftermarket order activity grew 19% and 6%, respectively, due to higher demand for parts and maintenance services in all regions. In addition, organic orders for valves increased approximately 23% and 19%, respectively, due to strength in North America in the bio-pharmaceutical market and short-cycle baseline pump organic orders increased approximately 5% in both periods due to higher activity in North America during the third quarter and Asia during the nine month period.
The level of order and shipment activity related to project pumps can vary significantly from period to period, which may impact year-over-year comparisons. Backlog as of September 30, 2018 was $463.8, reflecting an increase of $78.8, or 20.0%, from the January 1, 2018 level.

Motion Technologies
Revenue for the three months ended September 30, 2018 increased $10.2, or 3.4%, which included unfavorable foreign currency translation impacts of $4.1. Revenue for the nine months ended September 30, 2018 increased $105.3, or 12%, which included incremental revenue of $5.5 from our January 2017 acquisition of Axtone and favorable foreign currency translation impacts of $52.1. During the three and nine months ended September 30, 2018, organic revenue increased $14.3, or 4.8%, and $47.7, or 5.4%, respectively, reflecting growth in automotive Friction of approximately 7% and 6%, respectively, due to share gains in OEM brake pads in China and North America as well as aftermarket growth in Europe. Organic revenue from our Wolverine business declined 4% in the third quarter and was flat during the nine months ended September 30, 2018 due to sealings platform transition timing which was partially offset by OE brake shims. Organic revenue from our KONI-Axtone business increased approximately 2% and 3%, respectively, during the three and nine months ended September 30, 2018. The increase in both periods was driven by the high speed rail market and aftermarket shock absorbers partially offset by lower revenue from the defense market due to difficult comparisons in the prior year.
Orders for the three months ended September 30, 2018 were $314.2, reflecting a decrease of $9.5, or 2.9%, including unfavorable foreign currency translation impacts of $4.2. Orders for the nine months ended September 30, 2018 were $1,011.7, reflecting an increase of $111.8, or 12.4%, including incremental orders of $17.7 from our January 2017 acquisition of Axtone and favorable foreign currency translation impacts of $53.6. During the three and nine months ended September 30, 2018, organic orders decreased $5.3, or 1.6%, and increased $40.5, or 4.5%, respectively. KONI-Axtone orders declined 23% and 2%, respectively, during the three and nine months ended September 30, 2018 stemming from a large multi-year defense order in North America received in the prior year. Order activity from the Eastern European rail market received in the first half of 2018 helped to offset much of the impact of the large defense order received in the prior year. Organic order activity also reflects continued strength in automotive Friction as orders grew 6% and 7%, respectively, during the three and nine months ended September 30, 2018 due to automotive OEM brake pads. Wolverine orders decreased approximately 4% during the third quarter due to sealing solutions, but increased 1% during the nine months ended September 30, 2018 due to aftermarket brake shim activity.
Connect & Control Technologies
Revenue for the three months ended September 30, 2018 increased $16.6, or 11.1%, including unfavorable foreign currency translation impacts of $0.4. Revenue for the nine months ended September 30, 2018 increased $35.7, or 7.9%, including favorable foreign currency translation impacts of $5.9. During the three and nine months ended September 30, 2018, organic revenue increased $17, or 11.4%, and $29.8, or 6.6%, respectively. The increase in organic revenue in both periods was driven by sales growth in the aerospace and defense market of approximately 10% and 8%, respectively, stemming from both components and connectors in the commercial aerospace market, rotorcraft, and aftermarket defense applications. In addition, continued strength in oil and gas connectors across all regions drove revenue growth of 75% and 32% during the three and nine months ended September 30, 2018, respectively. Revenue from the general industrial markets increased approximately 6% and 2%, respectively, during the three and nine months ended September 30, 2018 due to industrial connectors and electric vehicles.
Orders for the three months ended September 30, 2018 were $166.8, reflecting an increase of $24.3, or 17.1%, including unfavorable foreign currency translation impacts of $0.3. Orders during the nine months ended September 30, 2018 were $525.8, reflecting an increase of $73.1, or 16.1% versus the prior year, including favorable foreign currency translation impacts of $6. During the three and nine months ended September 30, 2018, organic orders increased $24.6, or 17.3%, and $67.1, or 14.8%, respectively, driven by strong order activity in the aerospace and defense market which increased approximately 21% and 18%, respectively, due to connectors used in defense applications. Commercial aerospace orders decreased 11% during the third quarter of 2018 due to timing for components, offset by stronger aftermarket activity and connectors. Commercial aerospace order activity increased 13% during the nine months ended September 30, 2018 due to connectors, components, rotorcraft and aftermarket. In the general industrial market, orders increased 12% and 7%, respectively, compared to the prior year due to continued momentum in the electric vehicle market and industrial connectors. In addition, orders for oil and gas connectors increased 22% and 37%, respectively, due to strength in the Middle East and U.S.

On July 11, 2017, the U.S. Defense Logistics Agency, Land and Maritime (DLA) issued a notice that it had removed our connectors business from the Qualified Products List (QPL) with respect to six military-specification connector products. At the time of this notice, these products had been subject to a previously-disclosed stop shipment/stop production order issued by DLA in the first quarter of 2017. Annual sales of these military-specification connectors are estimated to range from $8 to $10. The Company is making progress and is expecting to restore its status of certain products on the QPL in 2019. At this time, there is uncertainty whether there will be any further negative impacts to our revenue and results of operations related to the QPL removal.
OTHER
Tariffs
In 2018, the U.S. government announced tariffs on manufactured goods imported from China related to Section 301 of the Trade Act of 1974 which may negatively impact certain products we sell in the U.S., including increasing the cost of certain parts and materials we purchase from China to include in our finished products. In addition, other countries have recently imposed tariffs or announced potential tariffs, which may impact our results and certain customers, markets or suppliers. Since announced, we have been managing the known impacts from these tariffs and will attempt to mitigate the potential tariff impacts and the impacts of higher input costs in 2018 through pricing and supply chain actions, efficient utilization of our global manufacturing footprint, and supplier negotiations and diversification strategies. Tariffs and related impacts remain highly uncertain due to the current dynamic landscape. Therefore, we are unable to estimate the ultimate outcome tariffs will have on our results of operations, financial position and cash flows.
Russia Sanctions
In 2018, the Department of Treasury implemented U.S. sanctions targeting certain Russian individuals and businesses. The impact of these sanctions on ITT’s backlog has been minimal to date; however, we are unable to predict what impact these sanctions will have on any future business. The Company estimates its annual revenue which could be potentially impacted by these sanctions is up to $15.
GROSS PROFIT
Gross profit for the three months ended September 30, 2018 and 2017 was $226.5 and $203.8, reflecting a gross margin of 33.3% and 31.6%, respectively. Gross profit for the nine months ended September 30, 2018 and 2017 was $676.7 and $611.9, respectively, reflecting a gross margin of 32.7% and 32.2%, respectively. The increase in gross profit and gross margin were primarily due to favorable project pricing and sales volume leverage, productivity gains, and improved execution across all segments in 2018. These items were partially offset by unfavorable automotive pricing pressure and increased direct material costs due to higher commodity prices impacting our Motion Technologies.

OPERATING EXPENSES

	Three Months			Nine Months
For the Periods Ended September 30	2018	2017	Change	2018	2017	Change
General and administrative expenses	$68.0	$70.1	(3.0)%	$196.6	$200.4	(1.9)%
Sales and marketing expenses	40.8	41.3	(1.2)%	127.7	128.2	(0.4)%
Research and development expenses	24.2	23.0	5.2%	74.7	68.0	9.9%
Gain on sale of long-lived assets	(40.0)	(0.9)	**	(40.5)	(0.9)	**
Asbestos-related benefit, net	(4.3)	(62.8)	(93.2)%	(10.5)	(33.0)	(68.2)%
Total operating expenses	$88.7	$70.7	25.5%	$348.0	$362.7	(4.1)%
Total Operating Expenses By Segment:
Industrial Process	$44.2	$43.6	1.4%	$127.4	$130.5	(2.4)%
Motion Technologies	40.6	43.8	(7.3)%	131.9	125.5	5.1%
Connect & Control Technologies	33.5	34.9	(4.0)%	101.1	112.9	(10.5)%
Corporate & Other	(29.6)	(51.6)	(42.6)%	(12.4)	(6.2)	100.0%
** Resulting percentage change not considered meaningful.
General and administrative (G&A) expenses for the three and nine months ended September 30, 2018 decreased $2.1, or 3.0%, and $3.8, or 1.9%, respectively, driven by lower restructuring costs of $3.8 and $6.0, respectively, favorable foreign currency impacts of $0.8 and $4.2, respectively, and lower legal and professional service fees, partially offset by higher 2018 employee incentive compensation costs. In addition, impacting only the nine month period were prior year items that included a legal accrual of $5 and a $3.8 environmental-related gain.
Sales and marketing expenses for the three and nine months ended September 30, 2018 decreased $0.5, or 1.2%, and $0.5, or 0.4%, respectively, compared to prior year. Lower personnel costs at Industrial Process were partially offset by higher overall selling and marketing costs at Connect & Control Technologies during the third quarter of 2018. During the nine months ended September 30, 2018, lower personnel costs at Industrial Process and lower commissions at Connect & Control Technologies were partially offset by higher overall selling and marketing costs at Motion Technologies associated with higher sales. In addition, incremental costs of $0.3 related to our acquisition of Axtone are included in the nine months ended September 30, 2018.
Research and development expenses for the three and nine months ended September 30, 2018 increased $1.2, or 5.2%, and $6.7, or 9.9%, primarily due to increased product development activities at our Motion Technologies operating segment.
Gain on sale of long-lived assets was $40.0 and $0.9, respectively, during the three months ended September 30, 2018 and 2017, and $40.5 and $0.9, respectively, during the nine months ended September 30, 2018 and 2017. The increase in both periods is primarily due to a net gain of $38 recognized on the sale of a former operating location.
Asbestos-related benefit, net decreased $58.5, or 93.2%, and $22.5, or 68.2%, during the three and nine months ended September 30, 2018. The change during the three and nine months ended September 30, 2018 is primarily due to our annual remeasurement in the third quarter which resulted in additional expense of $7.2 in 2018, compared to a benefit of $76.4 in the prior year. The unfavorable change in the annual remeasurement was partially offset by insurance settlements in 2018 which resulted in a benefit of $24.9 and $57, respectively, during the three and nine months ended September 30, 2018. See Note 18, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.

OPERATING INCOME

	Three Months				Nine Months
For the Periods Ended September 30	2018	2017	Change		2018	2017	Change
Industrial Process	$23.7	$14.3	65.7%		$64.0	$37.7	69.8%
Motion Technologies	58.5	49.2	18.9%		175.9	156.3	12.5%
Connect & Control Technologies	26.0	18.0	44.4%		76.3	48.9	56.0%
Segment operating income	108.2	81.5	32.8%		316.2	242.9	30.2%
Asbestos-related benefit, net	4.3	62.8	(93.2)%		10.5	33.0	(68.2)%
Gain on sale of long-lived assets	38.0	—	100.0%		38.0	—	100.0%
Other corporate costs	(12.7)	(11.2)	(13.4)%		(36.0)	(26.7)	(34.8)%
Total corporate and asbestos-related benefit	29.6	51.6	(42.6)%		12.5	6.3	98.4%
Total operating income	$137.8	$133.1	3.5%		$328.7	$249.2	31.9%
Operating margin:
Industrial Process	11.6%	7.3%	430	bp	10.7%	6.6%	410	bp
Motion Technologies	18.9%	16.4%	250	bp	17.9%	17.8%	10	bp
Connect & Control Technologies	15.7%	12.0%	370	bp	15.6%	10.8%	480	bp
Segment operating margin	15.9%	12.6%	330	bp	15.3%	12.8%	250	bp
Consolidated operating margin	20.2%	20.6%	(40	)bp	15.9%	13.1%	280	bp
Industrial Process operating income increased $9.4, or 65.7%, and $26.3, or 69.8%, during the three and nine months ended September 30, 2018, respectively. Operating margin increased 430 basis points to 11.6% and 410 basis points to 10.7% for the three and nine months ended September 30, 2018, respectively. The increase during both periods was primarily driven by benefits of approximately $6 and $13, respectively, stemming from favorable volume and short-cycle sales mix and pricing, as well as improved project execution. In addition, savings of $4 and $10, respectively, from past restructuring, productivity and supply chain initiatives and lower restructuring costs of $3.2 and $4.9, respectively, were partially offset by higher incentive compensation costs and higher strategic investment costs in lean initiatives. During the three and nine months ended September 30, 2018, unfavorable foreign currency impacts were approximately $2 and $1, respectively.
Motion Technologies operating income increased $9.3, or 18.9% and $19.6, or 12.5% for the three and nine months ended September 30, 2018, respectively. Operating margin for the three and nine months ended September 30, 2018 increased 250 basis points to 18.9% and 10 basis points to 17.9%, respectively. The increase in operating income in both periods reflects benefits from higher sales volumes of approximately $6 and $18, respectively, favorable aftermarket sales mix, and savings from strong operating and supply chain productivity initiatives. Additionally, operating income for the three and nine months of 2018 was favorably impacted by $5.0 and $4.3, respectively, due to acquisition-related activity. Partially offsetting these benefits were higher commodity costs, price pressures, and incremental investments to support new product developments and recent long-term global automotive platform wins. In addition, favorable impacts from foreign currency provided a benefit of approximately $1 and $19, respectively.
Connect & Control Technologies operating income increased $8, or 44.4%, and $27.4, or 56% for the three and nine months ended September 30, 2018, respectively. Operating margin increased 370 basis points to 15.7% and 480 basis points to 15.6% for the three and nine months ended September 30, 2018, respectively. The increase in operating income for both periods reflects productivity initiatives and benefits from past restructuring actions of approximately $4 and $12, respectively, as well as benefits from higher sales volume of approximately $6 and $9, respectively. These benefits were partially offset by higher incentive compensation costs. In addition, the nine months ended September 30, 2018 includes favorable foreign currency impacts of approximately $2, and the nine months ended September 30, 2017 includes unfavorable impacts from certain military-specification connectors of approximately $5 and a legal reserve of $5.
Other corporate costs for the three and nine months ended September 30, 2018 increased $1.5, or 13.4%, and $9.3, or 34.8% compared to the prior year. The increase was primarily driven by higher incentive compensation costs in both periods and a $3.8 environmental-related gain in second quarter 2017.

INTEREST AND NON-OPERATING INCOME AND EXPENSES, NET
During the three months ended September 30, 2018 and 2017, we recognized net interest and non-operating expenses of $0.7 and $5.5, respectively. During the nine months ended September 30, 2018 and 2017, we recognized net interest and non-operating expenses of $4.0 and $8.2, respectively. The decrease in both periods was driven by a decrease in current year postretirement benefit expenses which were driven by past discretionary contributions as well as a plan curtailment in 2017. In addition, net interest and non-operating expense declined due to a decrease in interest expense on borrowings from our Revolving Credit Agreement and commercial paper programs. During the nine months ended September 30, 2018, we also had higher earnings from our ownership of companies accounted for under the equity method.
INCOME TAX EXPENSE
For the three months ended September 30, 2018 and 2017, the Company recognized income tax expense of $25.9 and $40.6 and had an effective tax rate of 18.9% and 31.8%, respectively. For the nine months ended September 30, 2018 and 2017, the Company recognized income tax expense of $42.4 and $60.3 and had an effective tax rate of 13.1% and 25%, respectively. The lower effective tax rate in 2018 is primarily due to tax benefits of $23.5 from the reversal of valuation allowances on German and U.K. deferred tax assets, $3.1 from a reduction to the provisional one-time tax charge associated with the 2017 U.S. tax reform, and the reduction to the U.S. corporate tax rate from 35% to 21% in 2018.
Our effective tax rate in 2018 includes the impact of the Tax Cuts and Jobs Act of 2017 (the Tax Act) that was passed by Congress on December 20, 2017 and signed into law by the President on December 22, 2017. The Tax Act significantly changed the U.S. corporate income tax rules, most of which were effective January 1, 2018. On December 22, 2017, the SEC staff issued guidance under Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and therefore records provisional amounts under the Tax Act. The ultimate impact of the Tax Act may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions a company has made, additional regulatory guidance that may be issued, and actions a company may take as a result of the Tax Act.
The Tax Act imposed a one-time tax on accumulated earnings of foreign subsidiaries as of December 31, 2017. In its 2017 financial statements, the Company recognized the provisional tax impacts resulting from the Tax Act. The Company has updated the provisional one-time tax amount to $54.9 as compared to $58 reported in December 31, 2017 financial statements.
The Tax Act limits the deductibility of compensation for certain senior officers. The Company has determined that certain deferred tax assets associated with officer compensation may not be deductible. The Company has therefore written off a provisional amount of $1.7 of deferred tax assets relating to such compensation.
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
LIQUIDITY
Funding and Liquidity Strategy
We monitor our funding needs and design and execute strategies to meet overall liquidity requirements, including the management of our capital structure, on both a short- and long-term basis. We expect to fund our ongoing working capital, capital expenditures, dividends and financing requirements through cash flows from operations and cash on hand, or by accessing the commercial paper markets or our Revolving Credit Agreement. If our access to the commercial paper market were adversely affected, we believe that alternative sources of liquidity, including our Revolving Credit Agreement, described below, would be sufficient to meet our short-term funding requirements.
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. A majority of our cash and cash equivalents is held by our international subsidiaries. We plan to transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. The passage of the U.S. Tax Act will allow us greater flexibility around our global cash management strategy related to the amount and timing of transfers, and we will continue to support growth and expand in markets outside of the U.S. through the development of products, increased capital spending, and potentially the acquisition of foreign businesses. In connection with the Tax Act, we have estimated and updated a one-time U.S. provisional tax expense of $54.9 on existing post-1986 foreign earnings and potential future distributions of such earnings to the U.S., however we expect that existing foreign tax credits, research and development tax credits, and net operating losses will offset most of this tax liability. Accordingly, we expect the net cash outflow resulting from this tax liability will be approximately $11. Net cash distributions from foreign countries amounted to $318.1 for the nine months ended September 30, 2018 and $111.8 for the year ended December 31, 2017. The timing and amount of any additional future distributions remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the third quarter of 2018, we declared a dividend of $0.134 per share for shareholders of record on September 10, 2018, which was paid on October 1, 2018. The dividend declared in the third quarter of 2018 is a 4.7% increase from the third quarter of 2017.
During the nine months ended September 30, 2018 and 2017, we repurchased and retired 1.0 and 0.8 shares of common stock for $50 and $30, respectively, under our $1 billion share repurchase program. To date, under the program, the Company has repurchased 22.1 shares for $909.4. In addition, during the fourth quarter of 2018 we plan to perform incremental share repurchases of up to $25.
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
Commercial Paper
We have access to the commercial paper market through programs in place in the U.S. and, beginning in the second quarter of 2018, Europe to supplement the cash flows generated internally and to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. As of September 30, 2018, we had outstanding commercial paper of $144.9. The average outstanding commercial paper balance during the nine months ended September 30, 2018 was $108.0. There have been no other material changes that have impacted our funding and liquidity capabilities since December 31, 2017.
Credit Facilities
Our revolving $500 credit agreement (the Revolving Credit Agreement) provides for increases of up to $200 for a possible maximum total of $700 in aggregate principal amount, at the request of the Company and with the consent of the institutions providing such increased commitments. The Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The provisions of the Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined therein, of at least 3.0 and a leverage ratio, as defined therein, of not more than 3.0. Our interest coverage ratio and leverage ratio were within the prescribed thresholds as of September 30, 2018, and there were no outstanding borrowings under our Revolving Credit Agreement. In the event of certain ratings downgrades of the Company, to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the Revolving Credit Agreement. The Revolving Credit Agreement matures in November 2021. In the second quarter of 2018, we revised our existing Revolving Credit Agreement to allow additional access to commercial paper markets in Europe.

Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations, for the nine months ended September 30, 2018 and 2017.

For the Nine Months Ended September 30	2018	2017
Operating activities	$246.6	$178.3
Investing activities	(21.1)	(189.3)
Financing activities	(76.2)	(75.3)
Foreign exchange	(11.4)	22.4
Total net cash flow provided by (used in) continuing operations	137.9	(63.9)
Net cash used in discontinued operations	(1.9)	(1.2)
Net change in cash and cash equivalents	$136.0	$(65.1)
Net cash provided by operating activities was $246.6 for the nine months ended September 30, 2018 compared to $178.3 for the nine months ended September 30, 2017. The change in net cash provided by operating activities primarily reflects an increase in segment operating income of approximately $74, after adjustments for non-cash charges, such as depreciation and amortization. In addition, net proceeds of $16.9 from an insurance-related settlement in 2018, lower income tax payments of $8.6, lower restructuring payments of $7.9, and lower postretirement benefit contributions of $4.6 were partially offset by higher incentive compensation, higher environmental payments related to the sale of a former operating location, and other unfavorable changes in working capital.
Net cash used in investing activities was $21.1 for the nine months ended September 30, 2018, compared to $189.3 of cash used in investing activities during the same prior year period. The year-over-year decrease reflects the 2017 purchase of Axtone for $113.7 (net of cash acquired), proceeds of $40 from the sale of a former operating location in the third quarter of 2018, as well as a decrease in capital expenditures of $15.4 primarily due to information technology upgrades and capacity expansion projects in the prior year.
Net cash used in financing activities was $76.2 for the nine months ended September 30, 2018 compared to $75.3 for the nine months ended September 30, 2017. The change was driven by an increase of $20 in repurchases of ITT common stock as part of our Share Repurchase Plan, partially offset by an increase in net borrowings of $24.1. Proceeds from employee stock option exercises decreased by $0.9.
Net cash used by discontinued operations was $1.9 for the nine months ended September 30, 2018 compared to $1.2 for the nine months ended September 30, 2017. The increase was primarily driven by higher payments for environmental remediation activities.

Asbestos
Based on the estimated undiscounted asbestos liability as of September 30, 2018 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 46% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers and our expectation that certain insurance policies will exhaust within the next 10 years. In the 10th year of our estimate, our insurance recoveries are currently projected to be approximately 21%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at September 30, 2018.
Further, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended and such cash payments will continue for a number of years beyond the next 10 years due to the significant proportion of future claims included in the estimated asbestos liability and the delay between the date a claim is filed and when it is resolved. Subject to these inherent uncertainties, it is expected that cash payments related to pending claims and claims to be filed in the next 10 years will extend through approximately 2032.
Although asbestos cash outflows can vary significantly from year to year, our current net cash outflows for defense and indemnity, net of tax benefits, are projected to average $20 to $30 over the next five years and increase to an average of approximately $35 to $45 per year over the remainder of the projection period as certain insurance coverage exhausts. Net cash outflows for defense and indemnity, net of tax, averaged $16 over the past three annual periods. Total net asbestos cash outflows also include certain administrative costs, such as legal-related costs for insurance recovery strategies.
In light of the variables and uncertainties inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries, while it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe that there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims for years beyond the next 10 years at this time. Accordingly, no liability or related asset has been recorded for any costs that may be incurred for claims asserted subsequent to 2028.
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

We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

■
”organic revenue” and “organic orders” are defined as revenue and orders, excluding the impacts of foreign currency fluctuations, acquisitions, and divestitures. Divestitures include sales of portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Management believes that reporting organic revenue and organic orders provides useful information to investors by helping identify underlying trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. Reconciliations of organic revenue for the three and nine months ended September 30, 2018 are provided below.

Three Months Ended September 30	Industrial Process	Motion Technologies	Connect & Control Technologies	Eliminations	Total ITT
2018 Revenue	$205.0	$310.3	$166.0	$(0.7)	$680.6
Foreign currency translation	2.3	4.1	0.4	—	6.8
2018 Organic revenue	$207.3	$314.4	$166.4	$(0.7)	$687.4
2017 Revenue	$196.2	$300.1	$149.4	$(0.7)	$645.0
Organic growth	11.1	14.3	17.0	—	42.4
Percentage change	5.7%	4.8%	11.4%		6.6%

Nine Months Ended September 30
2018 Revenue	$598.0	$982.8	$488.0	$(2.1)	$2,066.7
(Acquisitions)/divestitures, net	—	(5.5)	—	—	(5.5)
Foreign currency translation	(2.5)	(52.1)	(5.9)	0.1	(60.4)
2018 Organic revenue	$595.5	$925.2	$482.1	$(2.0)	$2,000.8
2017 Revenue	$574.6	$877.5	$452.3	$(2.7)	$1,901.7
Organic growth	20.9	47.7	29.8	0.7	99.1
Percentage change	3.6%	5.4%	6.6%		5.2%
Reconciliations of organic orders for the three and nine months ended September 30, 2018 are provided below:

Three Months Ended September 30	Industrial Process	Motion Technologies	Connect & Control Technologies	Eliminations	Total ITT
2018 Orders	$241.7	$314.2	$166.8	$(0.6)	$722.1
Foreign currency translation	2.8	4.2	0.3	—	7.3
2018 Organic orders	$244.5	$318.4	$167.1	$(0.6)	$729.4
2017 Orders	$193.3	$323.7	$142.5	$(0.9)	$658.6
Organic growth	51.2	(5.3)	24.6	0.3	70.8
Percentage change	26.5%	(1.6)%	17.3%		10.8%

Nine Months Ended September 30
2018 Orders	$689.2	$1,011.7	$525.8	$(1.6)	$2,225.1
(Acquisitions)/divestitures, net	—	(17.7)	—	—	(17.7)
Foreign currency translation	(2.4)	(53.6)	(6.0)	—	(62.0)
2018 Organic orders	$686.8	$940.4	$519.8	$(1.6)	$2,145.4
2017 Orders	$605.5	$899.9	$452.7	$(2.6)	$1,955.5
Organic growth	81.3	40.5	67.1	1.0	189.9
Percentage change	13.4%	4.5%	14.8%		9.7%

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

Reconciliations of segment operating income to adjusted segment operating income for the three and nine months ended September 30, 2018 and 2017 are provided below.

Three Months Ended September 30, 2018	Industrial Process	Motion Technologies	Connect & Control Technologies	Total Segment
Segment operating income	$23.7	$58.5	$26.0	$108.2
Restructuring costs	—	0.4	0.5	0.9
Acquisition-related benefit	—	(2.1)	—	(2.1)
Adjusted segment operating income	$23.7	$56.8	$26.5	$107.0

Nine Months Ended September 30, 2018
Segment operating income	$64.0	$175.9	$76.3	$316.2
Restructuring costs	—	1.7	1.3	3.0
Acquisition-related benefit	—	(0.6)	—	(0.6)
Adjusted segment operating income	$64.0	$177.0	$77.6	$318.6

Three Months Ended September 30, 2017	Industrial Process	Motion Technologies	Connect & Control Technologies	Total Segment
Segment operating income	$14.3	$49.2	$18.0	$81.5
Restructuring costs	3.2	0.5	1.6	5.3
Acquisition-related expenses	—	2.9	0.4	3.3
Realignment costs and other(a)	—	—	1.2	1.2
Adjusted segment operating income	$17.5	$52.6	$21.2	$91.3
Nine Months Ended September 30, 2017
Segment operating income	$37.7	$156.3	$48.9	$242.9
Restructuring costs	4.9	1.3	2.8	9.0
Acquisition-related expenses	—	3.7	0.4	4.1
Realignment costs and other(a)	1.1	—	8.5	9.6
Adjusted segment operating income	$43.7	$161.3	$60.6	$265.6

(a)
Realignment costs and other in 2017 primarily reflect a legal accrual of $5, costs associated with an action to move certain production lines in our Connect & Control Technologies segment, and costs associated with a management reorganization at our Industrial Process segment.

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

	Three Months		Nine Months
For the Periods Ended September 30	2018	2017	2018	2017
Income from continuing operations attributable to ITT Inc.	$111.0	$87.0	$281.8	$181.0
(Gain) costs related to sale of a former operating location, net of tax expense (benefit) of $8.9, ($0.1), $8.9, and ($1.6), respectively	(29.0)	0.2	(29.1)	2.8
Net asbestos-related benefit, net of tax expense of $1.0, $23.2, $2.5 and $12.2, respectively	(3.3)	(39.6)	(8.0)	(20.8)
Restructuring costs, net of tax benefit of $0.3, $1.3, $0.7 and $2.6, respectively	0.6	3.4	2.3	6.4
Realignment costs, net of tax benefit of $0.0, $0.6, $0.1 and $1.8, respectively(a)	—	0.6	—	2.8
Tax-related special items(b)	(5.4)	1.3	(32.6)	(5.0)
Acquisition-related (benefit) costs, net of tax expense (benefit) of $0.6, ($0.6), $0.2 and ($0.9), respectively	(1.5)	2.9	(0.4)	3.4
Other unusual or infrequent items, net of tax (benefit) expense of $0.0 ($1.4), $0.1 and $0.0, respectively(c)	0.3	2.3	(0.1)	2.8
Adjusted income from continuing operations attributable to ITT Inc.	$72.7	$58.1	$213.9	$173.4
Income from continuing operations attributable to ITT Inc. per diluted share	$1.25	$0.98	$3.18	$2.03
Adjusted income from continuing operations attributable to ITT Inc. per diluted share	$0.82	$0.66	$2.41	$1.95

(a)
Realignment costs in 2017 include costs associated with an action to move certain production lines in our Connect & Control Technologies segment and a management reorganization at our Industrial Process segment.

(b)
Tax-related special items during the third quarter of 2018 primarily relate to a tax benefit on uncertain tax positions. Tax-related special items during the nine months ended September 30, 2018 reflect the release of a valuation allowance on deferred tax assets in Germany, adjustments to our provisional tax estimate associated with the Tax Act, and a tax benefit on uncertain tax positions. Tax-related special items for the three and nine months ended September 30, 2017 primarily relate to tax expense due to the distribution of foreign earnings offset by a tax benefit on undistributed foreign earnings, and tax benefits on uncertain tax positions.

(c)
Other unusual or infrequent items in 2017 include a pension curtailment charge in the third quarter, and a legal accrual of $5, partially offset by an environmental-related gain of $3.8, and interest income from the reversal of uncertain tax position taken in prior years in the second quarter.

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

For the Nine Months Ended September 30	2018	2017
Net cash provided by operating activities	$246.6	$178.3
Capital expenditures	(63.8)	(79.2)
Insurance settlement agreement, net	(16.9)	—
Net asbestos cash flows	42.3	39.5
Restructuring cash payments	5.9	13.8
Payments related to the sale of a former operating location	—	4.4
Discretionary pension contributions, net of tax	—	3.2
Other	—	4.6
Adjusted free cash flow	$214.1	$164.6

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
Effective July 1, 2018, Argentina was determined to be a highly inflationary economy and we have changed the functional currency of our operations in Argentina to the U.S. dollar as a result. The impact of revaluing our monetary assets and liabilities is not material.
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
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to the variables and uncertainties inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries. As of September 30, 2018, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $845.1, including expected legal fees, and an associated asset of $389.4 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $455.7.
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
Other Matters
The Company received a civil subpoena from the Department of Defense, Office of the Inspector General, in the second quarter of 2015 as part of an investigation being led by the Civil Division of the U.S. Department of Justice (DOJ). The subpoena and related investigation involve certain connector products manufactured by the Company’s Connect & Control Technologies segment that are purchased or used by the U.S. government. The Company is cooperating with the government and has produced documents responsive to the subpoena. Based on its current analysis following discussions with DOJ to resolve the civil matter, the Company has accrued $5 as its current best estimate of the minimum amount of probable loss. It is reasonably possible that any actual loss related to this matter may be higher than this amount, but at this time management is unable to estimate a range of potential loss in excess of the amount accrued. In addition, as previously disclosed, the Criminal Division of DOJ also investigated this matter. Recently, the Fraud Section of DOJ’s Criminal Division advised the Company that it has decided, based on its assessment of the available information, to decline to prosecute the Company at this time.

ITEM 1A.	RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2017 Annual Report, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer and affiliated purchasers

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
7/1/2018 - 7/31/2018	—	$—	—	$90.6
8/1/2018 - 8/31/2018	—	$—	—	$90.6
9/1/2018 - 9/30/2018	—	$—	—	$90.6

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, our Board of Directors approved a three-year $1 billion Share Repurchase Program. On December 16, 2008, our Board of Directors modified the provisions of the Share Repurchase Program to replace the original three-year term with an indefinite term. As of September 30, 2018, we had repurchased 22.1 shares for $909.4, including commissions, under the Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control. As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of Euros 1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through September 30, 2018, however, Bornemann did pay fees of approximately Euros 8 thousand during the nine months ended September 30, 2018 and approximately Euros 11 thousand during 2017 to the German financial institution which is maintaining the Bond.

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

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Condensed Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/S/ Karen LaRue
Karen LaRue
Interim Chief Accounting Officer
(Principal accounting officer)
November 2, 2018