Form 10-Q
period 2019-03-31
ITT Inc.
filed 2019-05-03
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1 per share	ITT	New York Stock Exchange
As of May 1, 2019, there were 87.8 million shares of common stock ($1 par value per share) of the registrant outstanding.

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the SEC). The SEC maintains a website at www.sec.gov on which you may access our SEC filings. In addition, we make available free of charge at www.itt.com/investors copies of materials we file with, or furnish to, the SEC as well as other important information that we disclose from time to time. Information contained on our website, or that can be accessed through our website, does not constitute a part of this Report. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website.
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
Where in any forward-looking statement we express an expectation or belief as to future results or events, such expectation or belief is based on current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the expectation or belief will occur or that anticipated results will be achieved or accomplished. More information on factors that could cause actual results or events to differ materially from those anticipated is included in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2018 (particularly under the caption “Risk Factors”), our Quarterly Reports on Form 10-Q (including Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q) and in other documents we file from time to time with the SEC.
The forward-looking statements included in this Quarterly Report on Form 10-Q (this Report) speak only as of the date of this Report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

For the Three Months Ended March 31	2019	2018
Revenue	$695.5	$689.3
Costs of revenue	476.7	465.1
Gross profit	218.8	224.2
General and administrative expenses	51.9	65.1
Sales and marketing expenses	40.2	43.5
Research and development expenses	23.5	24.7
Asbestos-related costs (benefit), net	12.6	(19.7)
Operating income	90.6	110.6
Interest and non-operating (income) expenses, net	(0.5)	1.8
Income from continuing operations before income tax expense	91.1	108.8
Income tax expense	19.7	7.6
Income from continuing operations	71.4	101.2
Income from discontinued operations, net of tax expense of $0.0 and $0.1, respectively	—	0.1
Net income	71.4	101.3
Less: Income attributable to noncontrolling interests	0.1	0.1
Net income attributable to ITT Inc.	$71.3	$101.2
Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$71.3	$101.1
Income from discontinued operations, net of tax	—	0.1
Net income attributable to ITT Inc.	$71.3	$101.2
Earnings per share attributable to ITT Inc.:
Basic:
Continuing operations	$0.81	$1.15
Net income	$0.81	$1.15
Diluted:
Continuing operations	$0.80	$1.14
Net income	$0.80	$1.14

Weighted average common shares – basic	87.6	88.0
Weighted average common shares – diluted	88.6	89.0
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the above statements of operations.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended March 31	2019	2018
Net income	$71.4	$101.3
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(2.4)	26.5
Net change in postretirement benefit plans, net of tax benefits of $0.2 and $0.4, respectively	0.6	1.1
Other comprehensive (loss) income	(1.8)	27.6
Comprehensive income	69.6	128.9
Less: Comprehensive income attributable to noncontrolling interests	0.1	0.1
Comprehensive income attributable to ITT Inc.	$69.5	$128.8
Disclosure of reclassification adjustments to postretirement benefit plans
Reclassification adjustments (see Note 15):
Amortization of prior service benefit, net of tax expense of $(0.3) and $(0.2), respectively	$(0.8)	$(0.9)
Amortization of net actuarial loss, net of tax benefits of $0.5 and $0.6, respectively	1.4	2.0
Net change in postretirement benefit plans, net of tax	$0.6	$1.1

The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$554.0	$561.2
Receivables, net	582.7	540.0
Inventories, net	396.2	380.5
Other current assets	146.0	163.4
Total current assets	1,678.9	1,645.1
Plant, property and equipment, net	513.2	518.8
Goodwill	872.5	875.9
Other intangible assets, net	131.7	136.1
Asbestos-related assets	302.5	309.6
Deferred income taxes	161.7	164.5
Other non-current assets	276.6	196.8
Total non-current assets	2,258.2	2,201.7
Total assets	$3,937.1	$3,846.8
Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper and current maturities of long-term debt	$114.4	$116.2
Accounts payable	344.4	339.2
Accrued liabilities	401.7	416.7
Total current liabilities	860.5	872.1
Asbestos-related liabilities	771.4	775.1
Postretirement benefits	205.7	208.2
Other non-current liabilities	228.2	166.5
Total non-current liabilities	1,205.3	1,149.8
Total liabilities	2,065.8	2,021.9
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 87.8 shares and 87.6 shares, respectively	87.8	87.6
Retained earnings	2,158.1	2,110.3
Total accumulated other comprehensive loss	(377.3)	(375.5)
Total ITT Inc. shareholders’ equity	1,868.6	1,822.4
Noncontrolling interests	2.7	2.5
Total shareholders’ equity	1,871.3	1,824.9
Total liabilities and shareholders’ equity	$3,937.1	$3,846.8

The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended March 31	2019	2018
Operating Activities
Income from continuing operations attributable to ITT Inc.	$71.3	$101.1
Adjustments to income from continuing operations:
Depreciation and amortization	26.4	27.6
Equity-based compensation	4.5	4.5
Non-cash lease expense	5.0	—
Asbestos-related costs (benefit), net	12.6	(19.7)
Asbestos-related payments, net	(9.9)	(12.8)
Changes in assets and liabilities:
Change in receivables	(47.1)	(13.3)
Change in inventories	(17.3)	(20.7)
Change in accounts payable	18.8	10.4
Change in accrued expenses	(29.5)	(31.2)
Change in income taxes	9.5	0.1
Other, net	(2.2)	(3.6)
Net Cash – Operating activities	42.1	42.4
Investing Activities
Capital expenditures	(29.2)	(28.7)
Other, net	0.4	0.5
Net Cash – Investing activities	(28.8)	(28.2)
Financing Activities
Commercial paper, net repayments	—	(162.4)
Short-term revolving loans, borrowings	—	246.5
Long-term debt, issued	7.1	—
Long-term debt, repayments	(0.2)	(1.5)
Repurchase of common stock	(19.9)	(55.3)
Proceeds from issuance of common stock	5.1	0.6
Dividends paid	(13.2)	(0.2)
Other, net	0.1	—
Net Cash – Financing activities	(21.0)	27.7
Exchange rate effects on cash and cash equivalents	0.7	8.2
Net Cash – Operating activities of discontinued operations	(0.4)	(1.2)
Net change in cash and cash equivalents	(7.4)	48.9
Cash and cash equivalents – beginning of year (includes restricted cash of $1.0 and $1.2, respectively)	562.2	391.0
Cash and cash equivalents – end of period (includes restricted cash of $0.8 and $1.2, respectively)	$554.8	$439.9
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$1.0	$1.0
Income taxes, net of refunds received	$9.3	$7.0
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)

December 31, 2017	88.2	$88.2	$1,856.1	$(348.2)	$1.7	$1,597.8

Net income	—	—	101.2	—	0.1	101.3
Activity from stock incentive plans	0.3	0.3	4.7	—	—	5.0
Share repurchases	(1.1)	(1.1)	(54.2)	—	—	(55.3)
Cumulative adjustment for accounting change	—	—	(4.1)	—	—	(4.1)
Dividends declared ($0.134 per share)	—	—	(11.9)	—	—	(11.9)
Total other comprehensive income, net of tax	—	—	—	27.6	—	27.6
Other	—	—	—	—	0.1	0.1
March 31, 2018	87.4	$87.4	$1,891.8	$(320.6)	$1.9	$1,660.5

December 31, 2018	87.6	$87.6	$2,110.3	$(375.5)	$2.5	$1,824.9

Net income	—	—	71.3	—	0.1	71.4
Activity from stock incentive plans	0.6	0.6	8.9	—	—	9.5
Share repurchases	(0.4)	(0.4)	(19.5)	—	—	(19.9)
Dividends declared ($0.147 per share)	—	—	(12.9)	—	—	(12.9)
Total other comprehensive loss, net of tax	—	—	—	(1.8)	—	(1.8)
Other	—	—	—	—	0.1	0.1
March 31, 2019	87.8	$87.8	$2,158.1	$(377.3)	$2.7	$1,871.3

The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the above statements of changes in shareholders’ equity.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The Consolidated Condensed Balance Sheet as of December 31, 2018, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K (the 2018 Annual Report) for the year ended December 31, 2018 but does not include all disclosures required by GAAP. We consistently applied the accounting policies described in the 2018 Annual Report in preparing these unaudited financial statements, other than those related to new accounting standards adopted during the period. Refer to Note 2, Recent Accounting Pronouncements for further information. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2018 Annual Report.
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
Accounting Pronouncements Recently Adopted
Leases (ASU 2016-02)
In February 2016, the FASB issued new guidance which updated the accounting for leases in order to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. The new standard requires entities to recognize a liability for their lease obligations and a corresponding right-of-use asset, initially measured at the present value of the lease payments. Subsequent accounting depends on whether the agreement is deemed to be a financing or operating lease. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. For financing leases, a lessee recognizes amortization of the right-of-use asset as an operating expense over the lease term separately from interest on the lease liability. The ASU requires that assets and liabilities be presented and disclosed separately and the liabilities must be classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The ASU was effective for the Company beginning on January 1, 2019, at which time we adopted the new standard using the modified retrospective approach as of the date of adoption. The Company elected to not reassess certain lease characteristics including whether expired or certain existing contracts contain leases, the lease classification prior to adoption, and initial direct costs. Upon adoption, we recognized a right-of-use asset of $80.0 (net of deferred rent of $3.4 previously included within Accrued liabilities and Other non-current liabilities) and a lease liability of $83.4 related to existing leases of real estate, vehicles, and other equipment that are classified as operating leases, and have terms greater than 12 months. The right-of-use asset is included within Other non-current assets and the lease liabilities are included within Accrued liabilities and Other non-current liabilities on the Consolidated Balance Sheet. A summary of the impact to our Consolidated Balance Sheet on January 1, 2019 is as follows:

	December 31, 2018	Effect of Change	January 1, 2019
Other non-current assets	$196.8	$80.0	$276.8
Accrued liabilities	416.7	18.7	435.4
Other non-current liabilities	166.5	61.3	227.8

Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)
In August 2017, the FASB issued amended guidance that simplifies the requirements of hedge accounting. The ASU enables companies to more accurately present the economic effects of risk management activities in the financial statements. The guidance requires the presentation of all items that affect earnings in the same income statement line as the hedged item and is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company adopted the provisions of ASU 2017-12 on January 1, 2019. The adoption did not result in an impact to our financial results since the Company did not have any derivatives outstanding at the time of adoption. In April of 2019, the Company entered into foreign currency forward contracts to hedge the effect of exchange rate fluctuations on approximately $15 of sales, to which the new guidance will be applied.
Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income (ASU 2018-02)
In February 2018, the FASB issued guidance related to the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act), which permits an optional reclassification of residual tax effects that are included within accumulated other comprehensive loss, to retained earnings. The reclassification represents the difference between the amount recorded in other comprehensive loss at the historical U.S. federal tax rate at the time the Tax Act became effective, and the amount that would have been recorded at the newly enacted rate. This guidance became effective during the first quarter of 2019, however we did not elect to make the optional reclassification.
Accounting Pronouncements Not Yet Adopted
Measurement of Credit Losses on Financial Instruments (ASU 2016-13)
In June 2016, the FASB issued updated guidance that requires entities to use a current expected credit loss model to measure credit-related impairments for financial instruments held at amortized cost, including trade receivables. The current expected credit loss model is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability. Current expected credit losses, and subsequent adjustments, represent an estimate of lifetime expected credit losses that are recorded as an allowance deducted from the amortized cost of the financial instrument. The updated guidance also amends the other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments for credit-related losses through an allowance and eliminating the length of time a security has been in an unrealized loss position as a consideration in the determination of whether a credit loss exists. The updated guidance is effective for the Company beginning on January 1, 2020 and will be adopted using a modified retrospective transition approach for the provisions related to application of the current expected credit loss model to financial instruments and using a prospective transition approach for the provisions related to credit losses on available-for-sale debt securities. The Company is currently evaluating the effect of adoption on our financial statements.

NOTE 3
SEGMENT INFORMATION
The Company’s segments are reported on the same basis used by our Chief Executive Officer, who is also our chief operating decision maker, for evaluating performance and for allocating resources. Our three reportable segments are referred to as: Motion Technologies, Industrial Process, and Connect & Control Technologies.
Motion Technologies manufactures brake components and specialized sealing solutions, shock absorbers and damping technologies primarily for the global automotive, truck and trailer, bus and rail transportation markets.
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
Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation and other administrative costs, as well as charges related to certain matters, such as asbestos and environmental liabilities, that are managed at a corporate level and are not included in segment results when evaluating performance or allocating resources. Assets of the segments exclude general corporate assets, which principally consist of cash, investments, asbestos-related receivables, environmental-related assets, deferred taxes, and certain property, plant and equipment.

	Revenue		Operating Income		Operating Margin
For the Three Months Ended March 31	2019	2018	2019	2018	2019	2018
Motion Technologies	$315.2	$342.2	$60.9	$61.9	19.3%	18.1%
Industrial Process	215.7	189.8	22.2	16.9	10.3%	8.9%
Connect & Control Technologies	165.0	157.9	27.4	23.0	16.6%	14.6%
Total segment results	695.9	689.9	110.5	101.8	15.9%	14.8%
Asbestos-related (costs) benefit, net	—	—	(12.6)	19.7	—	—
Eliminations / Corporate and other costs	(0.4)	(0.6)	(7.3)	(10.9)	—	—
Total Eliminations / Corporate and Other costs	(0.4)	(0.6)	(19.9)	8.8	—	—
Total	$695.5	$689.3	$90.6	$110.6	13.0%	16.0%

	Total Assets		Capital Expenditures		Depreciation & Amortization
For the Three Months Ended March 31	2019	2018(a)	2019	2018	2019	2018
Motion Technologies	$1,208.5	$1,147.2	$20.2	$25.0	$14.2	$14.3
Industrial Process	1,018.7	1,000.1	3.5	1.0	6.3	6.9
Connect & Control Technologies	728.5	694.0	4.8	2.7	5.2	5.3
Corporate and Other	981.4	1,005.5	0.7	—	0.7	1.1
Total	$3,937.1	$3,846.8	$29.2	$28.7	$26.4	$27.6

(a)	Amounts reflect balances as of December 31, 2018.

NOTE 4
REVENUE
The following table represents our revenue disaggregated by end market for the three months ended March 31, 2019 and 2018.

For the Three Months Ended March 31, 2019	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Automotive and rail	$310.0	$—	$—	$—	$310.0
Chemical and industrial pumps	—	161.5	—	—	161.5
Aerospace and defense	2.3	—	99.5	—	101.8
Oil and gas	—	54.2	8.5	—	62.7
General industrial	2.9	—	57.0	(0.4)	59.5
Total	$315.2	$215.7	$165.0	$(0.4)	$695.5

For the Three Months Ended March 31, 2018	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Automotive and rail	$338.6	$—	$—	$—	$338.6
Chemical and industrial pumps	—	141.5	—	—	141.5
Aerospace and defense	1.8	—	87.6	—	89.4
Oil and gas	—	48.3	9.0	—	57.3
General industrial	1.8	—	61.3	(0.6)	62.5
Total	$342.2	$189.8	$157.9	$(0.6)	$689.3

Contract Assets and Liabilities
Contract assets consist of unbilled amounts where revenue recognized exceeds customer billings. Contract liabilities consist of advance payments and billings in excess of revenue recognized. The following table represents our net contract assets and liabilities as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018	Change
Current contract assets	$22.6	$21.8	3.7%
Non-current contract assets	0.7	0.7	—%
Current contract liabilities	(58.9)	(61.0)	(3.4)%
Net contract liabilities	$(35.6)	$(38.5)	(7.5)%

During the three months ended March 31, 2019, we recognized revenue of $21.8, related to contract liabilities as of December 31, 2018. For contracts greater than one year, the aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of March 31, 2019 was $49.9. Of this amount, we expect to recognize approximately $30 to $35 of revenue during 2019.

NOTE 5
INCOME TAXES

	2019	2018	Change
Income tax expense	$19.7	$7.6	159.2%
Effective tax rate	21.6%	7.0%	1460bp

The higher effective tax rate in 2019, is primarily due to 2018 tax benefits of $21.6 from the reversal of valuation allowances on German deferred tax assets and a $4.5 reduction to the provisional one-time tax charge associated with the Tax Act.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, Czech Republic, Germany, Hong Kong, India, Italy, Japan, Mexico, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $15 due to changes in audit status, expiration of statutes of limitations and other events. In addition, the settlement of any future examinations relating to the 2011 and prior tax years could result in changes in amounts attributable to the Company under its Tax Matters Agreement with Exelis Inc. and Xylem Inc. relating to the Company’s 2011 spin-off of those businesses.
The Company has elected to account for Global Intangible Low Tax Income as a current period expense when incurred.
NOTE 6
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT for the three months ended March 31, 2019 and 2018.

For the Three Months Ended March 31	2019	2018
Basic weighted average common shares outstanding	87.6	88.0
Add: Dilutive impact of outstanding equity awards	1.0	1.0
Diluted weighted average common shares outstanding	88.6	89.0

There were no anti-dilutive shares underlying stock options excluded from the computation of diluted earnings per share for the three months ended March 31, 2019 and 2018. During the three months ended March 31, 2018, 0.2 of outstanding performance stock awards were excluded from the computation of diluted earnings per share as the necessary performance conditions had not yet been satisfied.
NOTE 7
RECEIVABLES, NET

	March 31, 2019	December 31, 2018
Trade accounts receivable	$566.8	$531.7
Notes receivable	5.6	3.7
Other	21.3	22.9
Receivables, gross	593.7	558.3
Less: Allowance for doubtful accounts	(11.0)	(18.3)
Receivables, net	$582.7	$540.0

NOTE 8
INVENTORIES, NET

	March 31, 2019	December 31, 2018
Finished goods	$63.8	$62.0
Work in process	71.6	66.8
Raw materials	211.1	206.0
Inventoried costs related to long-term contracts	49.7	45.7
Inventories, net	$396.2	$380.5

NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS

	March 31, 2019	December 31, 2018
Asbestos-related assets	$67.1	$67.1
Advance payments and other prepaid expenses	41.0	44.5
Current contract assets	22.6	21.8
Prepaid income taxes	14.2	19.6
Other	1.1	10.4
Other current assets	$146.0	$163.4
Other employee benefit-related assets	$108.5	$104.7
Operating lease right-of-use assets (see Note 2)	76.4	—
Capitalized software costs	33.6	35.3
Environmental-related assets	23.4	23.4
Equity method investments	8.2	7.7
Other	26.5	25.7
Other non-current assets	$276.6	$196.8

NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET

	Useful life (in years)	March 31, 2019	December 31, 2018
Machinery and equipment	2 - 10	$1,061.5	$1,056.9
Buildings and improvements	5 - 40	265.9	265.3
Furniture, fixtures and office equipment	3 - 7	69.4	69.1
Construction work in progress		67.8	67.9
Land and improvements		27.5	27.8
Other		10.4	10.3
Plant, property and equipment, gross		1,502.5	1,497.3
Less: Accumulated depreciation		(989.3)	(978.5)
Plant, property and equipment, net		$513.2	$518.8

Depreciation expense of $20.2 and $20.7 was recognized in the three months ended March 31, 2019 and 2018, respectively.

NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the three months ended March 31, 2019 by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2018	$294.5	$315.8	$265.6	$875.9
Foreign exchange translation	(1.2)	(1.9)	(0.3)	(3.4)
Goodwill - March 31, 2019	$293.3	$313.9	$265.3	$872.5

Other Intangible Assets, Net
Information regarding our other intangible assets is as follows:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$163.8	$(89.3)	$74.5	$164.1	$(86.2)	$77.9
Proprietary technology	53.4	(26.3)	27.1	53.7	(25.6)	28.1
Patents and other	12.5	(9.5)	3.0	12.3	(9.4)	2.9
Finite-lived intangible total	229.7	(125.1)	104.6	230.1	(121.2)	108.9
Indefinite-lived intangibles	27.1	—	27.1	27.2	—	27.2
Other intangible assets	$256.8	$(125.1)	$131.7	$257.3	$(121.2)	$136.1

Amortization expense related to finite-lived intangible assets was $4.0 and $4.6 for the three months ended March 31, 2019 and 2018, respectively.
NOTE 12
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	March 31, 2019	December 31, 2018
Compensation and other employee-related benefits	$123.5	$152.2
Contract liabilities and other customer-related liabilities	80.8	82.2
Asbestos-related liability	73.5	74.2
Accrued income taxes and other tax-related liabilities	34.0	33.7
Environmental liabilities and other legal matters	24.4	24.0
Operating lease liabilities (see Note 2)	18.3	—
Accrued warranty costs	16.4	16.2
Other accrued liabilities	30.8	34.2
Accrued liabilities	$401.7	$416.7
Environmental liabilities	$56.8	$59.5
Operating lease liabilities (see Note 2)	62.1	—
Compensation and other employee-related benefits	33.7	34.2
Deferred income taxes and other tax-related accruals	24.8	25.0
Other	50.8	47.8
Other non-current liabilities	$228.2	$166.5

NOTE 13
LEASES
The Company’s lease portfolio primarily relates to real estate, which may be used for manufacturing or non-manufacturing purposes, and contains lease terms generally ranging between one and 18 years. Our lease portfolio also includes vehicles and other equipment such as forklifts. Substantially all of our leases are classified as operating leases. For leases with terms greater than 12 months, we record a right-of-use asset and lease liability equal to the present value of the lease payments. In determining the discount rate used to measure the right-of-use asset and lease liability, we utilize the Company’s incremental borrowing rate and consider the term of the lease, as well as the geographic location of the leased asset.
Where options to renew a lease are available, they are included in the lease term and capitalized on the balance sheet to the extent there would be a significant economic penalty not to elect the option. Certain real estate leases are subject to periodic changes in an index or market rate. While lease liabilities are not remeasured as a result of changes to an index or rate, these changes are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. Variable lease expense also includes property tax and property insurance costs. Sublease income is not considered material.
The table below summarizes the operating lease costs during the three months ended March 31, 2019.

Operating lease cost	$5.6
Short-term lease cost	0.4
Variable lease cost	0.3
Total lease costs	$6.3

Future operating lease payments under non-cancellable operating leases with an initial term in excess of 12 months as of March 31, 2019 are shown below.

2019	$16.1
2020	16.5
2021	12.5
2022	10.2
2023	8.1
2024 and thereafter	47.1
Total lease payments	110.5
Less: amount of lease payments representing interest	(30.1)
Present value of future lease payments	$80.4

Short-term lease liability	$18.3
Long-term lease liability	62.1
Present value of future lease payments	$80.4

Future minimum operating lease payments under non-cancellable operating leases with an initial term in excess of 12 months as of December 31, 2018 are shown below.

2019	$22.2
2020	16.8
2021	12.6
2022	10.2
2023	8.1
2024 and thereafter	46.4
Total minimum lease payments	116.3

Our lease portfolio has a weighted average remaining lease term of 14.9 years, and the weighted average discount rate is 3.1%. During the three months ended March 31, 2019, we recognized non-cash right-of-use assets of $1.7 for new leases entered into during the period. Operating cash outflows from operating leases during the three months ended March 31, 2019 were $5.2.

NOTE 14
DEBT

	March 31, 2019	December 31, 2018
Commercial paper	$112.3	$114.4
Current maturities of long-term debt and finance leases	2.1	1.8
Commercial paper and current maturities of long-term debt	114.4	116.2
Long-term debt and finance leases	15.2	8.8
Total debt and finance leases	$129.6	$125.0

Commercial Paper
Commercial paper outstanding as of March 31, 2019 and December 31, 2018 was issued entirely through the Company’s euro program and had an associated weighted average interest rate of 0.08% and 0.06%, respectively. The outstanding commercial paper for both periods had maturity terms less than one month from the date of issuance.
Refer to the Liquidity section within “Item 2. Management’s Discussion and Analysis,” for additional information on our overall funding and liquidity strategy.
NOTE 15
POSTRETIREMENT BENEFIT PLANS
The following table provides the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three months ended March 31, 2019 and 2018.

	2019			2018
For the Three Months Ended March 31	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$0.4	$0.2	$0.6	$0.4	$0.2	$0.6
Interest cost	3.1	1.0	4.1	2.8	1.1	3.9
Expected return on plan assets	(3.8)	—	(3.8)	(3.4)	(0.1)	(3.5)
Amortization of prior service cost (benefit)	0.2	(1.3)	(1.1)	0.2	(1.3)	(1.1)
Amortization of net actuarial loss	1.3	0.6	1.9	1.5	1.1	2.6
Total net periodic benefit cost	$1.2	$0.5	$1.7	$1.5	$1.0	$2.5

We made contributions to our global postretirement plans of $3.0 and $3.5 during the three months ended March 31, 2019 and 2018, respectively. We expect to make contributions of approximately $8 to $12 during the remainder of 2019, principally related to our other postretirement employee benefit plans.
Amortization from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss was $0.6 and $1.1, net of tax, during the three months ended March 31, 2019 and 2018, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.

NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses. The following table provides the components of LTIP costs for the three months ended March 31, 2019 and 2018.

For the Three Months Ended March 31	2019	2018
Equity-based awards	$4.5	$4.5
Liability-based awards	0.7	0.1
Total share-based compensation expense	$5.2	$4.6

At March 31, 2019, there was $27.7 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.3 years. Additionally, unrecognized compensation cost related to liability-based awards was $2.7, which is expected to be recognized ratably over a weighted-average period of 1.9 years.
Year-to-Date 2019 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and vest on the completion of a three-year service period. During the three months ended March 31, 2019, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.2	$58.19
Performance stock units (PSUs)	0.1	$65.28

During the three months ended March 31, 2019 and 2018, 0.2 and 0.1 non-qualified stock options were exercised resulting in proceeds of $5.1 and $0.6, respectively. During the three months ended March 31, 2019 and 2018, RSUs of 0.2 and 0.1 vested and were issued, respectively. During the three months ended March 31, 2019 and 2018, PSUs of 0.2 and 0.1 that vested on December 31, 2018 and 2017, respectively, were issued.
NOTE 17
CAPITAL STOCK
On October 27, 2006, a three-year $1 billion share repurchase program (the Share Repurchase Program) was approved by the Board of Directors. On December 16, 2008, the provisions of the Share Repurchase Program were modified by the Board of Directors to replace the original three-year term with an indefinite term. During the three months ended March 31, 2019 and 2018, we repurchased and retired 0.2 and 1.0 shares of common stock for $10.5 and $50.0, respectively, under this program. To date, the Company has repurchased 22.4 shares for $919.9 under the Share Repurchase Program.
Separate from the Share Repurchase Program, the Company repurchased 0.2 and 0.1 shares during the three months ended March 31, 2019 and 2018, respectively, for an aggregate price of $9.4 and $5.3, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs.

NOTE 18
ACCUMULATED OTHER COMPREHENSIVE LOSS

	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
As of December 31, 2017	$(137.6)	$(210.6)	$(348.2)
Net change during period	1.1	26.5	27.6
As of March 31, 2018	$(136.5)	$(184.1)	$(320.6)

As of December 31, 2018	$(131.6)	$(243.9)	$(375.5)
Net change during period	0.6	(2.4)	(1.8)
As of March 31, 2019	$(131.0)	$(246.3)	$(377.3)

NOTE 19
COMMITMENTS AND CONTINGENCIES
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to asbestos and environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues and commercial or contractual disputes and acquisitions or divestitures. We will continue to defend vigorously against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including our assessment of the merits of the particular claim, as well as our current reserves and insurance coverage, we do not expect that such legal proceedings will have a material adverse impact on our financial statements, unless otherwise noted below.
Asbestos Matters
Subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of March 31, 2019, there were approximately 24 thousand pending claims against ITT subsidiaries, including Goulds Pumps LLC, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

Pending claims – Beginning	24
New claims	1
Settlements	—
Dismissals	(1)
Pending claims – Ending	24

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
Asbestos-Related Costs, Net
As part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent qualitative and quantitative data available for the key inputs and assumptions, comparing the data to expectations on which the most recent annual liability and asset estimates were calculated. Based on this evaluation, the Company determined that no change in the estimate was warranted for the quarter ended March 31, 2019 other than the incremental accrual to maintain a rolling 10-year forecast period.
The following table provides a rollforward of the estimated asbestos liability and related assets for the three months ended March 31, 2019 and 2018.

	2019			2018
For the Three Months Ended March 31	Liability	Asset	Net	Liability	Asset	Net
Beginning balance	$849.3	$376.7	$472.6	$877.2	$368.7	$508.5
Asbestos provision(a)	15.7	3.1	12.6	15.3	2.9	12.4
Insurance settlement agreement	—	—	—	—	32.1	(32.1)
Net cash activity(a)	(20.1)	(10.2)	(9.9)	(22.2)	(9.4)	(12.8)
Ending balance	$844.9	$369.6	$475.3	$870.3	$394.3	$476.0
Current portion	$73.5	$67.1		$77.4	$64.7
Noncurrent portion	$771.4	$302.5		$792.9	$329.6

(a)	Includes certain administrative costs such as legal-related costs for insurance asset recoveries.
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

The following table provides a rollforward of the estimated environmental liability for the three months ended March 31, 2019 and 2018.

For the Three Months Ended March 31	2019	2018
Environmental liability - beginning balance	$66.8	$73.9
Change in estimates for pre-existing accruals	(0.1)	2.6
Accruals added during the period for new matters	—	2.0
Payments (a)	(2.6)	(10.0)
Foreign currency	(0.1)	—
Environmental liability - ending balance	$64.0	$68.5

(a)	Includes cash payments for the three months ended March 31, 2018 of $6.6 related to the sale of a former operating location.
Environmental-related assets represent estimated recoveries from insurance providers and other third parties. Environmental-related assets as of March 31, 2019 and 2018 were $23.4 in both periods.
We are currently involved with 30 active environmental investigation and remediation sites. At March 31, 2019, we have estimated the potential high-end liability range of environmental-related matters to be $114.2.
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
Other Matters
The Company received a civil subpoena from the Department of Defense, Office of the Inspector General, in the second quarter of 2015 as part of an investigation being led by the Civil Division of the U.S. Department of Justice (DOJ). The subpoena and related investigation involve certain connector products manufactured by the Company’s Connect & Control Technologies segment that are purchased or used by the U.S. government. In the first quarter of 2019, the Company reached an agreement-in-principle with DOJ to settle this matter for $11 to avoid the expense and uncertainty of litigation. The agreement-in-principle is fully accrued in the Company’s financial results for the first quarter of 2019.
NOTE 20
ACQUISITIONS
On April 30, 2019, we completed the acquisition of 100% of the privately held stock of Rheinhütte Pumpen Group (Rheinhütte) for a purchase price of €81 euros, net of cash acquired. The transaction was funded from ITT’s cash and European commercial paper program. The purchase price is subject to change based on customary net working capital adjustments. Rheinhütte, with 2018 revenue of approximately €61.5 euros and approximately 430 employees operates in three main manufacturing locations. Rheinhütte is a designer and manufacturer of highly engineered pumps suited for harsh and corrosive environments for the industrial market. Rheinhütte will be reported within the Industrial Process segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share amounts, unless otherwise stated)
OVERVIEW
ITT Inc. is a diversified manufacturer of highly engineered critical components and customized technology solutions for the transportation, industrial, and oil and gas markets. We manufacture components that are integral to the operation of equipment systems and manufacturing processes in our key markets. Our products provide enabling functionality for applications where reliability and performance are critically important to our customers and the users of their products.
Our businesses share a common, repeatable operating model centered on our engineering capabilities. Each business applies its technology and engineering expertise to solve our customers’ most pressing challenges. Our applied engineering provides a special business fit with our customers given the critical nature of their applications. This in turn provides us with unique insight to our customer’s requirements and enables us to develop solutions to assist our customers to achieve their business goals. Our technology and customer intimacy together produce opportunities to capture recurring revenue streams, aftermarket opportunities and long-lived platforms from original equipment manufacturers (OEMs).
Our product and service offerings are organized into three segments: Motion Technologies, Industrial Process, and Connect & Control Technologies. See Note 3, Segment Information, in this Report for a summary description of each segment. Additional information is also available in our 2018 Annual Report within Part I, Item 1, “Description of Business”.
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three months ended March 31, 2018, unless stated otherwise.
DISCUSSION OF FINANCIAL RESULTS
Three Months Ended March 31

	2019	2018	Change
Revenue	$695.5	$689.3	0.9%
Gross profit	218.8	224.2	(2.4%)
Gross margin	31.5%	32.5%	(100	)bp
Operating expenses	128.2	113.6	12.9%
Operating expense to revenue ratio	18.4%	16.5%	190	bp
Operating income	90.6	110.6	(18.1%)
Operating margin	13.0%	16.0%	(300	)bp
Interest and non-operating (income) expenses, net	(0.5)	1.8	(127.8%)
Income tax expense	19.7	7.6	159.2%
Effective tax rate	21.6%	7.0%	1,460	bp
Income from continuing operations attributable to ITT Inc.	71.3	101.1	(29.5%)
Net income attributable to ITT Inc.	71.3	101.2	(29.5%)

Executive Summary
In the first quarter of 2019, ITT delivered strong operational results, which included significant segment operating income and margin growth. These results were driven by our continued focus on operational excellence and strategies to win share in key global end markets. This year, we are also implementing many important initiatives that will enable us to continue to drive top-line growth, margin expansion and strong cash generation.

Summary of Key Performance Indicators for the First Quarter of 2019
Revenue	Orders	Segment Operating Income	Segment Operating Margin	EPS	Operating Cash Flow
$696	$739	$111	15.9%	$0.80	$42
1% Increase	3% Decrease	9% Increase	110bp Increase	30% Decrease	1% Decrease
Organic Revenue	Organic Orders	Adjusted Segment Operating Income	Adjusted Segment Operating Margin	Adjusted EPS	Adjusted Free Cash Flow
$724	$772	$112	16.2%	$0.91	$25
5% Increase	1% Increase	9% Increase	120bp Increase	18% Increase	154% Increase
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliations between GAAP and non-GAAP metrics.
Our first quarter 2019 results include:

•
Revenue of $695.5 increased $6.2, or 0.9%. Excluding an unfavorable foreign currency impact of $28.6, organic revenue increased 5.0% driven by our IP and CCT segments, partially offset by softness in MT. The IP segment benefited from growth across all end markets due to a strong performance from pump projects and the short-cycle business. CCT’s revenue increase was most notable in aerospace and defense connectors along with commercial aerospace aftermarket and components. This was partially offset by MT due to weakness in the global auto market.

•
Orders of $738.9 decreased $22.3, or 2.9%. Excluding unfavorable foreign currency of $33.0, organic orders increased 1.4% driven by strong IP demand in the oil and gas and industrial markets. In addition, CCT orders increased on significant connector and component platform wins in the defense market. Excluding a $14 prior year Russian rail order, ITT organic orders increased 3% led by major wins in the global rail market.

•
Operating income of $90.6 decreased $20.0, or 18.1%, due to a prior year asbestos-related insurance settlement of $32.1, which was partially offset by segment operating income growth of $8.7, or 8.5%, and a reduction in corporate costs. The increase in segment operating income was driven by sales volume leverage along with manufacturing and supply chain improvements, partially offset by higher commodity costs and tariffs, as well as unfavorable product mix and foreign currency impacts. As a result, we were able to deliver a segment operating margin of 15.9%, which represented a 110 basis point improvement.

•
Income from continuing operations of $0.80 per diluted share decreased $0.34, primarily due to a prior year asbestos-related insurance settlement ($0.36 per share) and favorable prior year tax items ($0.20 per share), which included the reversal of certain valuation allowances. These prior year items more than offset the EPS benefits from higher segment operating income, a reduction in corporate costs, lower interest expense, and the benefit attributable to a favorable tax rate, partially offset by an unfavorable foreign currency impact of $0.03. Adjusted income from continuing operations was $0.91 per diluted share, reflecting a $0.14, or 18.2%, increase compared to the prior year.

In terms of capital deployment, we continued to make strategic investments to accelerate global expansion of our Industrial Process segment, including the acquisition of Rheinhütte Pumpen Group (Rheinhütte), which closed in the second quarter of 2019, as well as investments in i-Alert data analytics technology. In our CCT business we are making investments that will allow us to in-source portions of our supply chain. In addition, within our MT business we continue to ramp up production at our global facilities. During the quarter we returned $24 to shareholders through dividends and share repurchases.

REVENUE AND ORDERS
The following tables illustrate our revenue and orders derived from each of our segments for the three months ended March 31, 2019 and 2018.

Revenue:	2019	2018	Change	Organic Growth(a)
Motion Technologies	$315.2	$342.2	(7.9)%	(1.3)%
Industrial Process	215.7	189.8	13.6%	15.6%
Connect & Control Technologies	165.0	157.9	4.5%	6.0%
Eliminations	(0.4)	(0.6)	(33.3)%	—
Total Revenue	$695.5	$689.3	0.9%	5.0%

Orders:	2019	2018	Change	Organic Growth(a)
Motion Technologies	$331.5	$369.9	(10.4)%	(3.5)%
Industrial Process	219.0	210.1	4.2%	6.5%
Connect & Control Technologies	189.1	181.8	4.0%	5.6%
Eliminations	(0.7)	(0.6)	(16.7)%	—
Total Orders	$738.9	$761.2	(2.9)%	1.4%

(a)	See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue and organic orders.
Motion Technologies (MT)
MT revenue for the three months ended March 31, 2019 was $315.2, a decrease of $27.0, or 7.9%, which included an unfavorable foreign currency translation impact of $22.5. Organic revenue decreased $4.5, or 1.3%, primarily due to global auto market weakness, that was partially offset by strength in rail. Friction organic revenue declined 1%, but outpaced the global auto market by approximately 500 basis points on share gains in North America. KONI sales grew 17% primarily from rail market share gains in Europe and Asia, offset by a decline at Wolverine.
Orders for the three months ended March 31, 2019 were $331.5, a decrease of $38.4, or 10.4%, including an unfavorable foreign currency translation impact of $25.5. Organic orders declined $12.9, or 3.5% due to a $14 prior year Russian rail order. Excluding the prior year rail order, MT organic orders were flat as major wins in the global rail market offset weakness in our Wolverine business.
Industrial Process (IP)
IP revenue for the three months ended March 31, 2019 was $215.7, an increase of $25.9, or 13.6%, which included an unfavorable foreign currency translation impact of $3.8. Organic revenue increased $29.7, or 15.6% driven by solid growth across major end markets, products and geographies. This included a 47% increase in revenue from projects and a 9% increase in revenue from our short-cycle businesses. The increase in revenue from pump projects was driven by strength in the chemical, mining, and oil and gas markets. Within our short-cycle businesses, organic revenue from aftermarket parts and service increased 8% due to solid demand in the oil and gas, chemical, and industrial markets. In addition, revenue from valves and baseline pumps increased 12% and 9%, respectively.
Orders for the three months ended March 31, 2019 were $219.0, an increase of $8.9, or 4.2%, including an unfavorable foreign currency translation impact of $4.7. Organic orders increased $13.6, or 6.5%, due to a 10% increase in aftermarket and a 15% increase in pump project orders. The increase in aftermarket orders was due to strong demand for both parts and service, primarily in North America and Latin America within the oil and gas and general industrial markets. The increase in project orders was driven by favorable market conditions in North America in the oil and gas and general industrial markets. This was partially offset by a 3% decline in baseline pump orders due to weakness in the mining and chemical markets.
The level of order and shipment activity related to project pumps can vary significantly from period to period, which may impact year-over-year comparisons. IP’s backlog as of March 31, 2019 was $444.1, flat compared to December 31, 2018.

Connect & Control Technologies (CCT)
CCT revenue for the three months ended March 31, 2019 was $165.0, an increase of $7.1, or 4.5%, which included an unfavorable foreign currency translation impact of $2.4. Organic revenue increased $9.5, or 6.0%, primarily driven by an 18% increase in defense on connector strength and a 12% increase in commercial aerospace on strength in OEM and aftermarket connectors and components. This was partially offset by a 4% decline in industrial markets.
Orders for the three months ended March 31, 2019 were $189.1, an increase of $7.3, or 4.0%, which included an unfavorable foreign currency translation impact of $2.8. Organic orders increased $10.1, or 5.6%, due to a 14% increase in the aerospace and defense market, partially offset by an 8% decline in the industrial market. The increase in orders within the aerospace and defense market was driven by strength in North America from new program wins for defense connectors and components, partially offset by lower rotorcraft orders. The decline in industrial market orders was driven by weakness in connectors.
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
GROSS PROFIT
Gross profit for the three months ended March 31, 2019 was $218.8, reflecting a gross margin of 31.5%. Gross profit for the three months ended March 31, 2018 was $224.2 reflecting a gross margin of 32.5%. The decline in gross profit was primarily due to higher commodity costs and tariffs, unfavorable foreign currency translation, and unfavorable product mix. This was partially offset by sales volume leverage and manufacturing and supply chain productivity improvements across all segments.
OTHER
Tariffs
In 2018, the U.S. government announced tariffs on certain imported goods, and began renegotiating existing trade terms with China, Europe and other countries. These tariffs have negatively impacted the price of certain parts and materials we utilize to manufacture finished products we sell. Since announced, we have been managing the impacts of these tariffs and will attempt to mitigate the impact of higher input costs through pricing and supply chain actions, efficient utilization of our global manufacturing footprint, and supplier negotiations and diversification strategies. Tariffs and related impacts remain highly uncertain due to the current dynamic landscape and ongoing negotiations. Therefore, we are unable to estimate the ultimate outcome tariffs will have on our results of operations, financial position and cash flows.
OPERATING EXPENSES

For the Three Months Ended March 31	2019	2018	Change
General and administrative expenses	$51.9	$65.1	(20.3)%
Sales and marketing expenses	40.2	43.5	(7.6)%
Research and development expenses	23.5	24.7	(4.9)%
Asbestos-related costs (benefit), net	12.6	(19.7)	164.0%
Total operating expenses	$128.2	$113.6	12.9%
Total Operating Expenses By Segment:
Motion Technologies	$35.8	$45.6	(21.5)%
Industrial Process	39.7	42.8	(7.2)%
Connect & Control Technologies	32.8	34.0	(3.5)%
Corporate & Other	19.9	(8.8)	326.1%

General and administrative expenses for the three months ended March 31, 2019 decreased $13.2, or 20.3%, due to European investment incentives of $4.6, a favorable foreign currency impact of $2.8, lower legal costs of $2, and benefits from cost reduction actions.
Sales and marketing expenses for the three months ended March 31, 2019 decreased $3.3, or 7.6%, due to a reduction in marketing costs of $2 as well as a favorable foreign currency impact of $1.2.
Research and development expenses for the three months ended March 31, 2019 decreased $1.2, or 4.9%, primarily due to a favorable foreign currency impact of $1.
During the three months ended March 31, 2019, we recorded asbestos-related costs of $12.6 compared to an asbestos-related benefit of $19.7 for the three months ended March 31, 2018. The change was primarily due to a $32.1 benefit from an insurance settlement recorded in the first quarter of 2018. See Note 19, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.
OPERATING INCOME

For the Three Months Ended March 31	2019	2018	Change
Motion Technologies	$60.9	$61.9	(1.6)%
Industrial Process	22.2	16.9	31.4%
Connect & Control Technologies	27.4	23.0	19.1%
Segment operating income	110.5	101.8	8.5%
Asbestos-related (costs) benefit, net	(12.6)	19.7	(164.0)%
Other corporate costs	(7.3)	(10.9)	33.0%
Total corporate and asbestos-related (costs) benefit	(19.9)	8.8	(326.1)%
Total operating income	$90.6	$110.6	(18.1)%
Operating margin:
Motion Technologies	19.3%	18.1%	120	bp
Industrial Process	10.3%	8.9%	140	bp
Connect & Control Technologies	16.6%	14.6%	200	bp
Segment operating margin	15.9%	14.8%	110	bp
Consolidated operating margin	13.0%	16.0%	(300	)bp
MT operating income for the three months ended March 31, 2019 decreased $1.0, or 1.6%, to $60.9, but margin improved 120 basis points. The decrease in operating income is primarily driven by higher commodity costs and tariffs, unfavorable contract pricing, and lower sales volumes. This was partially offset by improvements in operating and supply chain productivity which provided a benefit of $8. In addition, unfavorable foreign currency impacts of $5 were offset by European investment incentives.
IP operating income for the three months ended March 31, 2019 increased $5.3, or 31.4%, to $22.2, a margin improvement 140 basis points. The increase was primarily driven by a benefit of $12 from favorable volume and pricing, partially offset by unfavorable sales mix of $6 and tariffs.
CCT operating income for the three months ended March 31, 2019 increased $4.4, or 19.1%, to $27.4, a margin improvement 200 basis points. The increase was driven by sales volume leverage and net productivity actions.
Other corporate costs for the three months ended March 31, 2019 decreased $3.6, or 33.0% compared to the prior year. The decrease was primarily driven by lower legal and environmental costs, as well as favorable returns on corporate owned life insurance policies.
INTEREST AND NON-OPERATING INCOME AND EXPENSES, NET

For the Three Months Ended March 31	2019	2018	Change
Interest and non-operating (income) expenses, net	$(0.5)	$1.8	(127.8)%
The change compared to the prior year was due to a reduction in interest expense of $1 due to favorable interest rates on commercial paper borrowings, additional interest income earned on time deposits, and lower pension-related expense.

INCOME TAX EXPENSE

For the Three Months Ended March 31	2019	2018	Change
Income tax expense	$19.7	$7.6	159.2%
Effective tax rate	21.6%	7.0%	1,460	bp
The higher effective tax rate in 2019, is primarily due to 2018 tax benefits of $21.6 from the reversal of valuation allowances on German deferred tax assets and a $4.5 reduction to the provisional one-time tax charge associated with the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act).
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Canada, Czech Republic, Germany, Hong Kong, India, Italy, Japan, Mexico, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $15 due to changes in audit status, expiration of statutes of limitations and other events. In addition, the settlement of any future examinations relating to the 2011 and prior tax years could result in changes in amounts attributable to the Company under its Tax Matters Agreement with Exelis Inc. and Xylem Inc. relating to the Company’s 2011 spin-off of those businesses.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We plan to transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. The passage of the Tax Act provides greater flexibility around our global cash management strategy related to the amount and timing of transfers, and we will continue to support growth and expansion in markets outside of the U.S. through the development of products, increased capital spending, and potential foreign acquisitions. During the year ended December 31, 2018 we had net cash distributions from foreign countries to the U.S. of $318.1. We did not have any distributions during the first quarter of 2019. The timing and amount of any additional future distributions remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2019, we declared a dividend of $0.147 per share for shareholders of record on March 11, 2019, which was paid on March 29, 2019. The dividend declared in the first quarter of 2019 is a 9.7% increase from the first quarter of 2018.
During the three months ended March 31, 2019 and 2018, we repurchased and retired 0.2 and 1.0 shares of common stock for $10.5 and $50.0, respectively, under our $1 billion share repurchase program. To date, under the program, the Company has repurchased 22.4 shares for $919.9.
Significant factors that affect our overall management of liquidity include our credit ratings, the availability of commercial paper, access to bank lines of credit, and the ability to attract long-term capital on satisfactory terms. We assess these factors along with current market conditions on a continuous basis, and as a result, may alter the mix of our short- and long-term financing when it is advantageous to do so.

Commercial Paper
We have access to the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. As of March 31, 2019, we had outstanding commercial paper of $112.3 through our European program. The average outstanding commercial paper balance during the three months ended March 31, 2019 was $113.0. In connection with completing of our acquisition of Rheinhütte on April 29, 2019, we borrowed European commercial paper of €50. There have been no other material changes that have impacted our funding and liquidity capabilities since December 31, 2018.
Revolving Credit Agreement
Our $500 revolving credit agreement (the Revolving Credit Agreement) provides for increases of up to $200 for a possible maximum total of $700 in aggregate principal amount, at the request of the Company and with the consent of the institutions providing such increased commitments. The Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The provisions of the Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined therein, of at least 3.0 and a leverage ratio, as defined therein, of not more than 3.0. Our interest coverage ratio and leverage ratio were within the prescribed thresholds as of March 31, 2019, and there were no outstanding borrowings under our Revolving Credit Agreement. In the event of a ratings downgrade of the Company to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the Revolving Credit Agreement. The Revolving Credit Agreement matures in November 2021.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations, for the three months ended March 31, 2019 and 2018.

For the Three Months Ended March 31	2019	2018
Operating activities	$42.1	$42.4
Investing activities	(28.8)	(28.2)
Financing activities	(21.0)	27.7
Foreign exchange	0.7	8.2
Total net cash flow (used in) provided by continuing operations	(7.0)	50.1
Net cash used in discontinued operations	(0.4)	(1.2)
Net change in cash and cash equivalents	$(7.4)	$48.9
Operating Activities
The change in net cash provided by operating activities reflects an improvement of segment operating income of approximately $10, after adjustments for non-cash charges, such as depreciation and amortization. In addition, during the first quarter of 2019, we received $9 related to an intellectual property settlement, and had lower environmental and asbestos payments of $7.4 and $2.9, respectively. These items were offset by net proceeds of $19.0 in 2018 from an insurance-related settlement and timing of trade receivable collections.
Investing Activities
The change in net cash used in investing activities was driven by a $0.5 increase in capital expenditures.
Financing Activities
The change in net cash from financing activities was driven by a decrease in net borrowings of $75.7 and a $13 increase in dividends paid due to timing. This was partially offset by a decline of $35.4 in repurchases of ITT common stock and an increase of $4.5 from employee stock option exercises.

Discontinued Operations
The decrease in net cash used in discontinued operations was primarily driven by lower payments for environmental remediation activities.
Asbestos
Based on the estimated undiscounted asbestos liability as of March 31, 2019 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 44% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers and our expectation that certain insurance policies will exhaust within the next 10 years. In the 10th year of our estimate, our insurance recoveries are currently projected to be approximately 21%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at March 31, 2019.
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
Although asbestos cash outflows can vary significantly from year to year, our current net cash outflows for defense and indemnity, net of tax benefits, are projected to average $20 to $30 over the next five years and increase to an average of approximately $35 to $45 per year over the remainder of the projection period as certain insurance coverage exhausts. Net cash outflows for defense and indemnity, net of tax, averaged $21 over the past three annual periods. Total net asbestos cash outflows also include certain administrative costs, such as legal-related costs for insurance recovery strategies not included in the defense and indemnity projections.
In light of the variables and uncertainties inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries, while it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe that there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims for years beyond the next 10 years at this time. Accordingly, no liability or related asset has been recorded for any costs that may be incurred for claims asserted subsequent to 2029.
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
We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•
“Organic revenue” and “organic orders” are defined as revenue and orders, excluding the impacts of foreign currency fluctuations, acquisitions, and divestitures. Divestitures include sales of portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Management believes that reporting organic revenue and organic orders provides useful information to investors by helping identify underlying trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. Reconciliations of organic revenue and orders for the three months ended March 31, 2019 are provided below.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2019 Revenue	$315.2	$215.7	$165.0	$(0.4)	$695.5
Foreign currency translation	22.5	3.8	2.4	(0.1)	28.6
2019 Organic revenue	$337.7	$219.5	$167.4	$(0.5)	$724.1
2018 Revenue	$342.2	$189.8	$157.9	$(0.6)	$689.3
Organic growth	(4.5)	29.7	9.5	0.1	34.8
Percentage change	(1.3)%	15.6%	6.0%		5.0%

	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2019 Orders	$331.5	$219.0	$189.1	$(0.7)	$738.9
Foreign currency translation	25.5	4.7	2.8	—	33.0
2019 Organic orders	$357.0	$223.7	$191.9	$(0.7)	$771.9
2018 Orders	$369.9	$210.1	$181.8	$(0.6)	$761.2
Organic growth	(12.9)	13.6	10.1	(0.1)	10.7
Percentage change	(3.5)%	6.5%	5.6%		1.4%

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

•	“Adjusted segment operating margin” is defined as adjusted segment operating income divided by revenue.

Reconciliations of segment operating income to adjusted segment operating income for the three months ended March 31, 2019 and 2018 are provided below.

Three Months Ended March 31, 2019	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment
Segment operating income	$60.9	$22.2	$27.4	$110.5
Restructuring costs	0.7	0.3	0.1	1.1
Realignment costs and other(a)	—	0.5	0.3	0.8
Adjusted segment operating income	$61.6	$23.0	$27.8	$112.4
Adjusted segment operating margin	19.5%	10.7%	16.8%	16.2%

Three Months Ended March 31, 2018	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment
Segment operating income	$61.9	$16.9	$23.0	$101.8
Restructuring costs	0.4	0.1	0.4	0.9
Acquisition-related expenses	0.6	—	—	0.6
Adjusted segment operating income	$62.9	$17.0	$23.4	$103.3
Adjusted segment operating margin	18.4%	9.0%	14.8%	15.0%

(a)	Realignment costs and other includes costs associated with a management reorganization at IP, as well as costs associated with a Department of Justice (DOJ) civil matter.

•
“Adjusted income from continuing operations” is defined as income from continuing operations attributable to ITT Inc. adjusted to exclude special items that include, but are not limited to, asbestos-related costs, restructuring costs, realignment costs, certain asset impairment charges, certain acquisition-related expenses, income tax settlements or adjustments, and unusual or infrequent non-operating items. Special items represent significant charges or credits, on an after-tax basis, that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. The after-tax basis of each special item is determined using the jurisdictional tax rate of where the expense or benefit occurred. We believe that adjusted income from continuing operations is useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.

•	“Adjusted income from continuing operations per diluted share” is defined as adjusted income from continuing operations divided by diluted weighted average common shares outstanding.
A reconciliation of adjusted income from continuing operations, including adjusted income from continuing operations per diluted share, for the three months ended March 31, 2019 and 2018 is provided below.

For the Three Months Ended March 31	2019	2018
Income from continuing operations attributable to ITT Inc.	$71.3	$101.1
Net asbestos-related costs (benefit) net of tax (benefit) expense of ($3.0) and $4.6, respectively	9.6	(15.1)
Tax-related special items(a)	(1.1)	(18.2)
Restructuring costs, net of tax benefit of $0.3 and $0.2, respectively	0.8	0.7
Realignment costs, net of tax benefit of $0.1 and $0.0, respectively	0.5	—
Income related to sale of a former operating location, net of tax expense of $0.0 and $0.0, respectively	(0.4)	(0.2)
Acquisition-related costs, net of tax expense of $0.0 and $0.1, respectively	—	0.5
Other unusual or infrequent items, net of tax (benefit) expense of $0.0 and $0.0, respectively(b)	0.3	—
Adjusted income from continuing operations	$81.0	$68.8
Income from continuing operations attributable to ITT Inc. per diluted share	$0.80	$1.14
Adjusted income from continuing operations per diluted share	$0.91	$0.77

(a)
Tax-related special items during the first quarter of 2019 primarily relate to the release of a valuation allowance and excess tax benefits related to stock compensation, partially offset by tax expense on undistributed foreign earnings. Tax-related special items during the first quarter of 2018 primarily relate to the release of a valuation allowance on deferred tax assets in Germany and adjustments to our provisional tax estimate associated with the Tax Act. These items were partially offset by tax expense on undistributed foreign earnings.

(b)	Costs associated with DOJ civil matter.

•
“Adjusted free cash flow” is defined as net cash provided by operating activities less capital expenditures, adjusted for cash payments for restructuring costs, realignment actions, net asbestos cash flows and other significant items that impact current results which management views as unrelated to the Company’s ongoing operations and performance. Due to other financial obligations and commitments, including asbestos expenses, the entire free cash flow may not be available for discretionary purposes. We believe that adjusted free cash flow provides useful information to investors as it provides insight into the cash flow metric used by management to monitor and evaluate cash flows generated by our operations.

•	“Adjusted free cash flow conversion” is defined as adjusted free cash flow divided by adjusted income from continuing operations.
A reconciliation of adjusted free cash flow, including adjusted free cash flow conversion for the three months ended March 31, 2019 and 2018 is provided below.

For the Three Months Ended March 31	2019	2018
Net cash provided by operating activities	$42.1	$42.4
Capital expenditures	(29.2)	(28.7)
Net asbestos cash flows	9.9	12.8
Restructuring cash payments	1.8	2.4
Insurance settlement agreement	—	(19.0)
Payments related to the sale of a former operating location	—	(0.2)
Adjusted free cash flow	$24.6	$9.7
Adjusted free cash flow conversion	30.4%	14.1%

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of ITT’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the Consolidated Condensed Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report describes the critical accounting estimates that are used in the preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes concerning ITT’s critical accounting estimates as described in our 2018 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2018 Annual Report.

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
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to asbestos and environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues and commercial or contractual disputes and acquisitions or divestitures. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 19, Commitments and Contingencies to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Report and are incorporated by reference herein. Such descriptions include the following recent developments:
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
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to the variables and uncertainties inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries. As of March 31, 2019, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $844.9, including expected legal fees, and an associated asset of $369.6 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $475.3.
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
Other Matters
The Company received a civil subpoena from the Department of Defense, Office of the Inspector General, in the second quarter of 2015 as part of an investigation being led by the Civil Division of the U.S. Department of Justice (DOJ). The subpoena and related investigation involve certain connector products manufactured by the Company’s Connect & Control Technologies segment that are purchased or used by the U.S. government. In the first quarter of 2019, the Company reached an agreement-in-principle with DOJ to settle this matter for $11 to avoid the expense and uncertainty of litigation. The agreement-in-principle is fully accrued in the Company’s financial results for the first quarter of 2019.

ITEM 1A.	RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2018 Annual Report, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer and affiliated purchasers

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
1/1/2019 - 1/31/2019	0.2	$47.88	0.2	$80.1
2/1/2019 - 2/28/2019	0.2	$57.23	—	$80.1
3/1/2019 - 3/31/2019	—	$—	—	$80.1

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, our Board of Directors approved a three-year $1 billion Share Repurchase Program. On December 16, 2008, our Board of Directors modified the provisions of the Share Repurchase Program to replace the original three-year term with an indefinite term. As of March 31, 2019, we had repurchased 22.4 shares for $919.9, including commissions, under the Share Repurchase Program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control. As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were €2.2 euros and €1.5 euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of €1.3 euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through March 31, 2019, however, Bornemann did pay fees of approximately €3 thousand euros during the three months ended March 31, 2019 and approximately €11 thousand euros during 2018 to the German financial institution which is maintaining the Bond.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

(10.1)*	Form of 2019 Performance Unit Award Agreement

(10.2)*	Form of 2019 Restricted Stock Unit Agreement

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Condensed Financial Statements

* Management compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ John Capela
John Capela
Chief Accounting Officer
(Principal accounting officer)
May 3, 2019