Form 10-Q
period 2019-06-30
ITT Inc.
filed 2019-08-02
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Securities registered pursuant to Section 12(b) of the Act:

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

☑	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company
☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of July 31, 2019, there were 88.0 million shares of common stock ($1 par value per share) of the registrant outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months		Six Months
For the Periods Ended June 30	2019	2018	2019	2018
Revenue	$719.9	$696.8	$1,415.4	$1,386.1
Costs of revenue	487.9	470.8	964.6	935.9
Gross profit	232.0	226.0	450.8	450.2
General and administrative expenses	65.7	63.0	117.6	128.1
Sales and marketing expenses	42.7	43.4	82.9	86.9
Research and development expenses	25.8	25.8	49.3	50.5
Asbestos-related costs (benefit), net	11.8	13.5	24.4	(6.2)
Operating income	86.0	80.3	176.6	190.9
Interest and non-operating (income) expenses, net	(0.4)	1.5	(0.9)	3.3
Income from continuing operations before income tax expense	86.4	78.8	177.5	187.6
Income tax expense	19.3	8.9	39.0	16.5
Income from continuing operations	67.1	69.9	138.5	171.1
(Loss) income from discontinued operations, net of tax benefit of $0.0, $0.1, $0.0 and $0.0, respectively	(0.1)	—	(0.1)	0.1
Net income	67.0	69.9	138.4	171.2
Less: Income attributable to noncontrolling interests	0.2	0.2	0.3	0.3
Net income attributable to ITT Inc.	$66.8	$69.7	$138.1	$170.9
Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$66.9	$69.7	$138.2	$170.8
(Loss) income from discontinued operations, net of tax	(0.1)	—	(0.1)	0.1
Net income attributable to ITT Inc.	$66.8	$69.7	$138.1	$170.9
Earnings per share attributable to ITT Inc.:
Basic:
Continuing operations	$0.76	$0.80	$1.58	$1.95
Net income	$0.76	$0.80	$1.58	$1.95
Diluted:
Continuing operations	$0.75	$0.79	$1.56	$1.93
Net income	$0.75	$0.79	$1.56	$1.93

Weighted average common shares – basic	87.8	87.5	87.7	87.8
Weighted average common shares – diluted	88.7	88.4	88.6	88.7
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the above statements of operations.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months		Six Months
For the Periods Ended June 30	2019	2018	2019	2018
Net income	$67.0	$69.9	$138.4	$171.2
Other comprehensive income (loss):
Net foreign currency translation adjustment	5.3	(47.1)	2.9	(20.6)
Net change in postretirement benefit plans, net of tax benefits of $0.2, $0.4, $0.4 and $0.8, respectively	0.5	1.1	1.1	2.2
Other comprehensive income (loss)	5.8	(46.0)	4.0	(18.4)
Comprehensive income	72.8	23.9	142.4	152.8
Less: Comprehensive income attributable to noncontrolling interests	0.2	0.2	0.3	0.3
Comprehensive income attributable to ITT Inc.	$72.6	$23.7	$142.1	$152.5
Disclosure of reclassification adjustments to postretirement benefit plans
Reclassification adjustments (see Note 15):
Amortization of prior service benefit, net of tax expense of $(0.2), $(0.3), $(0.5) and $(0.5), respectively	$(0.9)	$(0.8)	$(1.7)	$(1.7)
Amortization of net actuarial loss, net of tax benefits of $0.4, $0.7, $0.9 and $1.3, respectively	1.4	1.9	2.8	3.9
Net change in postretirement benefit plans, net of tax	$0.5	$1.1	$1.1	$2.2

The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$531.9	$561.2
Receivables, net	600.0	540.0
Inventories, net	421.4	380.5
Other current assets	149.1	163.4
Total current assets	1,702.4	1,645.1
Plant, property and equipment, net	534.1	518.8
Goodwill	931.0	875.9
Other intangible assets, net	128.1	136.1
Asbestos-related assets	287.5	309.6
Deferred income taxes	162.9	164.5
Other non-current assets	295.4	196.8
Total non-current assets	2,339.0	2,201.7
Total assets	$4,041.4	$3,846.8
Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper and current maturities of long-term debt	$149.4	$116.2
Accounts payable	347.4	339.2
Accrued liabilities	395.6	416.7
Total current liabilities	892.4	872.1
Asbestos-related liabilities	763.2	775.1
Postretirement benefits	204.0	208.2
Other non-current liabilities	244.4	166.5
Total non-current liabilities	1,211.6	1,149.8
Total liabilities	2,104.0	2,021.9
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 87.9 shares and 87.6 shares, respectively	87.9	87.6
Retained earnings	2,218.8	2,110.3
Total accumulated other comprehensive loss	(371.5)	(375.5)
Total ITT Inc. shareholders’ equity	1,935.2	1,822.4
Noncontrolling interests	2.2	2.5
Total shareholders’ equity	1,937.4	1,824.9
Total liabilities and shareholders’ equity	$4,041.4	$3,846.8

The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Six Months Ended June 30	2019	2018
Operating Activities
Income from continuing operations attributable to ITT Inc.	$138.2	$170.8
Adjustments to income from continuing operations:
Depreciation and amortization	53.0	55.2
Equity-based compensation	8.4	10.2
Asbestos-related costs (benefit), net	24.4	(6.2)
Other non-cash charges, net	15.3	4.3
Asbestos-related payments, net	(15.8)	(30.8)
Changes in assets and liabilities:
Change in receivables	(52.9)	(15.2)
Change in inventories	(27.4)	(22.8)
Change in accounts payable	11.4	(14.2)
Change in accrued expenses	(28.1)	(23.0)
Change in income taxes	3.7	(11.7)
Other, net	(29.1)	2.7
Net Cash – Operating activities	101.1	119.3
Investing Activities
Capital expenditures	(45.8)	(46.3)
Acquisitions, net of cash acquired	(87.3)	—
Other, net	0.8	0.9
Net Cash – Investing activities	(132.3)	(45.4)
Financing Activities
Commercial paper, net borrowings (repayments)	33.7	(162.4)
Short-term revolving loans, borrowings	—	246.5
Short-term revolving loans, repayments	—	(23.5)
Long-term debt, issued	7.1	—
Long-term debt, repayments	(2.0)	(1.9)
Repurchase of common stock	(20.0)	(55.4)
Proceeds from issuance of common stock	8.3	4.7
Dividends paid	(26.1)	(12.0)
Other, net	(0.6)	(0.1)
Net Cash – Financing activities	0.4	(4.1)
Exchange rate effects on cash and cash equivalents	0.6	(8.6)
Net Cash – Operating activities of discontinued operations	1.2	(1.4)
Net change in cash and cash equivalents	(29.0)	59.8
Cash and cash equivalents – beginning of year (includes restricted cash of $1.0 and $1.2, respectively)	562.2	391.0
Cash and cash equivalents – end of period (includes restricted cash of $1.3 and $1.2, respectively)	$533.2	$450.8
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$1.7	$1.1
Income taxes, net of refunds received	$33.7	$23.2
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)

December 31, 2018	87.6	$87.6	$2,110.3	$(375.5)	$2.5	$1,824.9

Net income	—	—	71.3	—	0.1	71.4
Activity from stock incentive plans	0.6	0.6	8.9	—	—	9.5
Share repurchases	(0.4)	(0.4)	(19.5)	—	—	(19.9)
Dividends declared ($0.147 per share)	—	—	(12.9)	—	—	(12.9)
Total other comprehensive loss, net of tax	—	—	—	(1.8)	—	(1.8)
Other	—	—	—	—	0.1	0.1
March 31, 2019	87.8	$87.8	$2,158.1	$(377.3)	$2.7	$1,871.3

Net income	—	—	66.8	—	0.2	67.0
Activity from stock incentive plans	0.1	0.1	7.1	—	—	7.2
Share repurchases	—	—	(0.1)	—	—	(0.1)
Dividends declared ($0.147 per share)	—	—	(13.1)	—	—	(13.1)
Dividend to noncontrolling interest	—	—	—	—	(0.7)	(0.7)
Total other comprehensive income, net of tax	—	—	—	5.8	—	5.8
June 30, 2019	87.9	$87.9	$2,218.8	$(371.5)	$2.2	$1,937.4

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)

December 31, 2017	88.2	$88.2	$1,856.1	$(348.2)	$1.7	$1,597.8

Net income	—	—	101.2	—	0.1	101.3
Activity from stock incentive plans	0.3	0.3	4.7	—	—	5.0
Share repurchases	(1.1)	(1.1)	(54.2)	—	—	(55.3)
Cumulative adjustment for accounting change	—	—	(4.1)	—	—	(4.1)
Dividends declared ($0.134 per share)	—	—	(11.9)	—	—	(11.9)
Total other comprehensive income, net of tax	—	—	—	27.6	—	27.6
Other	—	—	—	—	0.1	0.1
March 31, 2018	87.4	$87.4	$1,891.8	$(320.6)	$1.9	$1,660.5

Net income	—	—	69.7	—	0.2	69.9
Activity from stock incentive plans	0.2	0.2	9.7	—	—	9.9
Share repurchases	—	—	(0.1)	—	—	(0.1)
Dividends declared ($0.134 per share)	—	—	(11.8)	—	—	(11.8)
Total other comprehensive loss, net of tax	—	—	—	(46.0)	—	(46.0)
Other	—	—	—	—	(0.1)	(0.1)
June 30, 2018	87.6	$87.6	$1,959.3	$(366.6)	$2.0	$1,682.3

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, asbestos-related liabilities and recoveries from insurers, revenue recognition, unrecognized tax benefits, deferred tax valuation allowances, projected benefit obligations for postretirement plans, accounting for business combinations, goodwill and other intangible asset impairment testing, environmental liabilities and assets, allowance for doubtful accounts and inventory valuation. Actual results could differ from these estimates.
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
Accounting Pronouncements Recently Adopted
Leases (ASU 2016-02)
In February 2016, the Financial Accounting Standards Board (FASB) issued new guidance which updated the accounting for leases in order to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. The new standard requires entities to recognize a liability for their lease obligations and a corresponding right-of-use asset, initially measured at the present value of the lease payments. Subsequent accounting depends on whether the agreement is deemed to be a financing or operating lease. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. For financing leases, a lessee recognizes amortization of the right-of-use asset as an operating expense over the lease term separately from interest on the lease liability. The ASU requires that assets and liabilities be presented and disclosed separately and the liabilities must be classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The ASU was effective for the Company beginning on January 1, 2019, at which time we adopted the new standard using the modified retrospective approach as of the date of adoption. The Company elected to not reassess certain lease characteristics including whether expired or certain existing contracts contain leases, the lease classification prior to adoption, and initial direct costs. Upon adoption, we recognized a right-of-use asset of $80.0 (net of deferred rent of $3.4 previously included within Accrued liabilities and Other non-current liabilities) and a lease liability of $83.4 related to existing leases of real estate, vehicles, and other equipment that are classified as operating leases, and have terms greater than 12 months. The right-of-use asset is included within Other non-current assets and the lease liabilities are included within Accrued liabilities and Other non-current liabilities on the Consolidated Balance Sheet. A summary of the impact to our Consolidated Balance Sheet on January 1, 2019 is as follows:

	December 31, 2018	Effect of Change	January 1, 2019
Other non-current assets	$196.8	$80.0	$276.8
Accrued liabilities	416.7	18.7	435.4
Other non-current liabilities	166.5	61.3	227.8

Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)
In August 2017, the FASB issued amended guidance that simplifies the requirements of hedge accounting. The ASU enables companies to more accurately present the economic effects of risk management activities in the financial statements. The guidance requires the presentation of all items that affect earnings in the same income statement line as the hedged item and is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company adopted the provisions of ASU 2017-12 on January 1, 2019. The adoption did not result in an impact to our financial results since the Company did not have any derivatives outstanding at the time of adoption. As of June 30, 2019, the U.S. dollar equivalent notional value of the Company’s outstanding foreign currency forward contracts designated for hedge accounting was $9.1 and the fair value was nominal.
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

	Revenue		Operating Income		Operating Margin
For the Three Months Ended June 30	2019	2018	2019	2018	2019	2018
Motion Technologies	$317.7	$330.3	$52.0	$55.5	16.4%	16.8%
Industrial Process	232.6	203.2	26.0	23.4	11.2%	11.5%
Connect & Control Technologies	170.2	164.1	29.6	27.3	17.4%	16.6%
Total segment results	720.5	697.6	107.6	106.2	14.9%	15.2%
Asbestos-related costs, net	—	—	(11.8)	(13.5)	—	—
Eliminations / Other corporate costs	(0.6)	(0.8)	(9.8)	(12.4)	—	—
Total Eliminations / Corporate and Other costs	(0.6)	(0.8)	(21.6)	(25.9)	—	—
Total	$719.9	$696.8	$86.0	$80.3	11.9%	11.5%

	Revenue		Operating Income		Operating Margin
For the Six Months Ended June 30	2019	2018	2019	2018	2019	2018
Motion Technologies	$632.9	$672.5	$112.9	$117.4	17.8%	17.5%
Industrial Process	448.3	393.0	48.2	40.3	10.8%	10.3%
Connect & Control Technologies	335.2	322.0	57.0	50.3	17.0%	15.6%
Total segment results	1,416.4	1,387.5	218.1	208.0	15.4%	15.0%
Asbestos-related (costs) benefit, net	—	—	(24.4)	6.2	—	—
Eliminations / Corporate and other costs	(1.0)	(1.4)	(17.1)	(23.3)	—	—
Total Eliminations / Corporate and Other costs	(1.0)	(1.4)	(41.5)	(17.1)	—	—
Total	$1,415.4	$1,386.1	$176.6	$190.9	12.5%	13.8%

	Total Assets		Capital Expenditures		Depreciation & Amortization
For the Six Months Ended June 30	2019	2018(a)	2019	2018	2019	2018
Motion Technologies	$1,215.0	$1,147.2	$30.1	$40.0	$28.5	$28.7
Industrial Process	1,137.6	1,000.1	5.6	1.8	12.6	13.7
Connect & Control Technologies	741.4	694.0	8.5	4.3	10.3	10.7
Corporate and Other	947.4	1,005.5	1.6	0.2	1.6	2.1
Total	$4,041.4	$3,846.8	$45.8	$46.3	$53.0	$55.2

(a)	Amounts reflect balances as of December 31, 2018.
NOTE 4
REVENUE
The following table represents our revenue disaggregated by end market for the three and six months ended June 30, 2019 and 2018.

For the Three Months Ended June 30, 2019	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Automotive and rail	$312.1	$—	$—	$(0.1)	$312.0
Chemical and industrial pumps	—	168.7	—	—	168.7
Aerospace and defense	2.8	—	105.3	—	108.1
Oil and gas	—	63.9	10.1	—	74.0
General industrial	2.8	—	54.8	(0.5)	57.1
Total	$317.7	$232.6	$170.2	$(0.6)	$719.9

For the Six Months Ended June 30, 2019
Automotive and rail	$622.1	$—	$—	$(0.1)	$622.0
Chemical and industrial pumps	—	330.2	—	—	330.2
Aerospace and defense	5.1	—	204.8	—	209.9
Oil and gas	—	118.1	18.6	—	136.7
General industrial	5.7	—	111.8	(0.9)	116.6
Total	$632.9	$448.3	$335.2	$(1.0)	$1,415.4

For the Three Months Ended June 30, 2018	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Automotive and rail	$322.5	$—	$—	$(0.1)	$322.4
Chemical and industrial pumps	—	153.2	—	—	153.2
Aerospace and defense	2.7	—	96.1	—	98.8
Oil and gas	—	50.0	10.1	—	60.1
General industrial	5.1	—	57.9	(0.7)	62.3
Total	$330.3	$203.2	$164.1	$(0.8)	$696.8

For the Six Months Ended June 30, 2018
Automotive and rail	$661.1	$—	$—	$(0.1)	$661.0
Chemical and industrial pumps	—	294.7	—	—	294.7
Aerospace and defense	4.5	—	183.7	—	188.2
Oil and gas	—	98.3	19.1	—	117.4
General industrial	6.9	—	119.2	(1.3)	124.8
Total	$672.5	$393.0	$322.0	$(1.4)	$1,386.1

Contract Assets and Liabilities
Contract assets consist of unbilled amounts where revenue recognized exceeds customer billings. Contract liabilities consist of advance payments and billings in excess of revenue recognized. The following table represents our net contract assets and liabilities as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018	Change
Current contract assets	$28.3	$21.8	29.8%
Non-current contract assets	—	0.7	(100.0)%
Current contract liabilities	(55.8)	(61.0)	(8.5)%
Net contract liabilities	$(27.5)	$(38.5)	(28.6)%

During the three and six months ended June 30, 2019, we recognized revenue of $10.6 and $32.4, related to contract liabilities as of December 31, 2018.
Remaining Performance Obligations
For contracts greater than one year, the aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of June 30, 2019 was $65.0. Of this amount, we expect to recognize approximately $26 to $31 of revenue during 2019, and the remainder in 2020.
NOTE 5
INCOME TAXES

	Three Months			Six Months
For the Periods Ended June 30	2019	2018	Change	2019	2018	Change
Income tax expense	$19.3	$8.9	116.9%	$39.0	$16.5	136.4%
Effective tax rate	22.3%	11.3%	1100bp	22.0%	8.8%	1320bp

The higher effective tax rate during the second quarter of 2019 was primarily due to an $11.3 reduction of a deferred tax liability in 2018 associated with unremitted foreign earnings. The higher effective tax rate during the year to date period is primarily due to tax benefits of $21.6 in 2018 from German valuation allowance reversals on deferred tax assets and a $4.5 reduction to the provisional one-time tax charge associated with the Tax Act.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including the Czech Republic, Germany, Hong Kong, India, Italy, Japan, Mexico, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $14 due to changes in audit status, expiration of statutes of limitations and other events. In addition, the settlement of any future examinations relating to the 2011 and prior tax years could result in changes in amounts attributable to the Company under its Tax Matters Agreement with Exelis Inc. and Xylem Inc. relating to the Company’s 2011 spin-off of those businesses.

NOTE 6
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT for the three and six months ended June 30, 2019 and 2018.

	Three Months		Six Months
For the Periods Ended June 30	2019	2018	2019	2018
Basic weighted average common shares outstanding	87.8	87.5	87.7	87.8
Add: Dilutive impact of outstanding equity awards	0.9	0.9	0.9	0.9
Diluted weighted average common shares outstanding	88.7	88.4	88.6	88.7

There were no anti-dilutive shares underlying stock options excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2019 and 2018. During the three and six months ended June 30, 2018, 0.1 of outstanding performance stock awards were excluded from the computation of diluted earnings per share as the necessary performance conditions had not yet been satisfied.
NOTE 7
RECEIVABLES, NET

	June 30, 2019	December 31, 2018
Trade accounts receivable	$585.0	$531.7
Notes receivable	6.6	3.7
Other	20.5	22.9
Receivables, gross	612.1	558.3
Less: Allowance for doubtful accounts	(12.1)	(18.3)
Receivables, net	$600.0	$540.0

NOTE 8
INVENTORIES, NET

	June 30, 2019	December 31, 2018
Finished goods	$68.3	$64.2
Work in process	103.2	83.1
Raw materials	249.9	233.2
Inventories, net	$421.4	$380.5

Inventory related to long-term contracts of $45.7 as of December 31, 2018 has been reclassified to the respective inventory categories to conform with the current year presentation.

NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS

	June 30, 2019	December 31, 2018
Asbestos-related assets	$67.1	$67.1
Advance payments and other prepaid expenses	37.9	44.5
Current contract assets	28.3	21.8
Prepaid income taxes	13.5	19.6
Other	2.3	10.4
Other current assets	$149.1	$163.4
Other employee benefit-related assets	$109.8	$104.7
Operating lease right-of-use assets (see Note 2)	93.6	—
Capitalized software costs	32.3	35.3
Environmental-related assets	23.6	23.4
Equity method investments	8.8	7.7
Other	27.3	25.7
Other non-current assets	$295.4	$196.8

NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET

	Useful life (in years)	June 30, 2019	December 31, 2018
Machinery and equipment	2 - 10	$1,096.6	$1,056.9
Buildings and improvements	5 - 40	284.1	265.3
Furniture, fixtures and office equipment	3 - 7	81.1	69.1
Construction work in progress		65.0	67.9
Land and improvements		29.7	27.8
Other		10.3	10.3
Plant, property and equipment, gross		1,566.8	1,497.3
Less: Accumulated depreciation		(1,032.7)	(978.5)
Plant, property and equipment, net		$534.1	$518.8

Depreciation expense of $20.5 and $21.0, and $40.7 and $41.7 was recognized in the three and six months ended June 30, 2019 and 2018, respectively.
NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the six months ended June 30, 2019 by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2018	$294.5	$315.8	$265.6	$875.9
Acquired	—	54.6	—	54.6
Foreign exchange translation	0.1	0.6	(0.2)	0.5
Goodwill - June 30, 2019	$294.6	$371.0	$265.4	$931.0

Goodwill acquired is related to our acquisition of Rheinhütte Pumpen Group (Rheinhütte) in the second quarter of 2019, and represents the preliminary calculation of the excess of the purchase price over the net assets acquired, the valuation of which is pending completion. Upon completion of the valuation, goodwill acquired will be adjusted to reflect the final fair value of the net assets acquired. Refer to Note 20, Acquisitions, for additional information.
Other Intangible Assets, Net
Information regarding our other intangible assets is as follows:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$164.2	$(92.8)	$71.4	$164.1	$(86.2)	$77.9
Proprietary technology	53.6	(27.2)	26.4	53.7	(25.6)	28.1
Patents and other	12.8	(9.7)	3.1	12.3	(9.4)	2.9
Finite-lived intangible total	230.6	(129.7)	100.9	230.1	(121.2)	108.9
Indefinite-lived intangibles	27.2	—	27.2	27.2	—	27.2
Other intangible assets	$257.8	$(129.7)	$128.1	$257.3	$(121.2)	$136.1

Amortization expense related to finite-lived intangible assets was $4.0 and $4.3, and $8.0 and $8.9 for the three and six months ended June 30, 2019 and 2018, respectively.
NOTE 12
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	June 30, 2019	December 31, 2018
Compensation and other employee-related benefits	$136.3	$152.2
Contract liabilities and other customer-related liabilities	76.6	82.2
Asbestos-related liability	72.6	74.2
Accrued income taxes and other tax-related liabilities	25.7	33.7
Operating lease liabilities (see Note 2)	19.3	—
Accrued warranty costs	16.2	16.2
Environmental liabilities and other legal matters	15.0	24.0
Other	33.9	34.2
Accrued liabilities	$395.6	$416.7
Environmental liabilities	$56.2	$59.5
Operating lease liabilities (see Note 2)	78.5	—
Compensation and other employee-related benefits	35.1	34.2
Deferred income taxes and other tax-related accruals	23.8	25.0
Other	50.8	47.8
Other non-current liabilities	$244.4	$166.5

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
For the three and six months ended June 30, 2019, operating lease costs were $6.7 and $12.3, respectively. Short-term lease costs, variable lease costs, and sublease income are not considered material.
Future operating lease payments under non-cancellable operating leases with an initial term in excess of 12 months as of June 30, 2019 are shown below.

2019	$11.6
2020	19.5
2021	15.3
2022	12.6
2023	10.0
2024 and thereafter	60.7
Total lease payments	129.7
Less: amount of lease payments representing interest	(31.9)
Present value of future lease payments	$97.8

Short-term lease liability	$19.3
Long-term lease liability	78.5
Present value of future lease payments	$97.8

Future minimum operating lease payments under non-cancellable operating leases with an initial term in excess of 12 months as of December 31, 2018 are shown below.

2019	$22.2
2020	16.8
2021	12.6
2022	10.2
2023	8.1
2024 and thereafter	46.4
Total minimum lease payments	$116.3

Our lease portfolio has a weighted average remaining lease term of 13.8 years, and the weighted average discount rate is 3.2%. During the six months ended June 30, 2019, we recognized non-cash right-of-use assets of $22.8 for new leases entered into during the period, primarily related to the lease renewal of a key manufacturing site in our Connect & Control segment. Operating cash outflows from operating leases during the six months ended June 30, 2019 were $10.9.

NOTE 14
DEBT

	June 30, 2019	December 31, 2018
Commercial paper	$148.0	$114.4
Current maturities of long-term debt and finance leases	1.4	1.8
Commercial paper and current maturities of long-term debt	149.4	116.2
Long-term debt and finance leases	14.3	8.8
Total debt and finance leases	$163.7	$125.0

Commercial Paper
Commercial paper outstanding as of June 30, 2019 and December 31, 2018 was issued entirely through the Company’s euro program and had an associated weighted average interest rate of 0.09% and 0.06%, respectively. The outstanding commercial paper for both periods had maturity terms less than three months from the date of issuance.
Refer to the Liquidity section within “Item 2. Management’s Discussion and Analysis,” for additional information on our overall funding and liquidity strategy.
NOTE 15
POSTRETIREMENT BENEFIT PLANS
The following table provides the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three and six months ended June 30, 2019 and 2018.

	2019			2018
For the Three Months Ended June 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$0.3	$0.1	$0.4	$0.4	$0.2	$0.6
Interest cost	3.2	1.0	4.2	2.8	1.1	3.9
Expected return on plan assets	(3.4)	—	(3.4)	(3.4)	(0.1)	(3.5)
Amortization of prior service cost (benefit)	0.2	(1.3)	(1.1)	0.2	(1.3)	(1.1)
Amortization of net actuarial loss	1.3	0.5	1.8	1.5	1.1	2.6
Total net periodic benefit cost	$1.6	$0.3	$1.9	$1.5	$1.0	$2.5

	2019			2018
For the Six Months Ended June 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$0.7	$0.3	$1.0	$0.8	$0.4	$1.2
Interest cost	6.3	2.0	8.3	5.6	2.2	7.8
Expected return on plan assets	(7.2)	—	(7.2)	(6.8)	(0.2)	(7.0)
Amortization of prior service cost (benefit)	0.4	(2.6)	(2.2)	0.4	(2.6)	(2.2)
Amortization of net actuarial loss	2.6	1.1	3.7	3.0	2.2	5.2
Total net periodic benefit cost	$2.8	$0.8	$3.6	$3.0	$2.0	$5.0

We made contributions to our global postretirement plans of $7.1 and $6.8 during the six months ended June 30, 2019 and 2018, respectively. We expect to make contributions of approximately $7 to $9 during the remainder of 2019, principally related to our other employee-related benefit plans.
Amortization from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss was $0.5 and $1.1, and $1.1 and $2.2, net of tax, during the three and six months ended June 30, 2019 and 2018, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.

NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses. The following table provides the components of LTIP costs for the three and six months ended June 30, 2019 and 2018.

	Three Months		Six Months
For the Periods Ended June 30	2019	2018	2019	2018
Equity-based awards	$3.9	$5.7	$8.4	$10.2
Liability-based awards	0.7	0.7	1.4	0.8
Total share-based compensation expense	$4.6	$6.4	$9.8	$11.0

At June 30, 2019, there was $24.4 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.1 years. Additionally, unrecognized compensation cost related to liability-based awards was $2.5, which is expected to be recognized ratably over a weighted-average period of 1.7 years.
Year-to-Date 2019 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and vest on the completion of a three-year service period. During the six months ended June 30, 2019, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.2	$58.35
Performance stock units (PSUs)	0.1	$65.28

During the six months ended June 30, 2019 and 2018, 0.3 and 0.2 of non-qualified stock options were exercised resulting in proceeds of $8.3 and $4.7, respectively. During the six months ended June 30, 2019 and 2018, RSUs of 0.2 vested and were issued. During the six months ended June 30, 2019 and 2018, PSUs of 0.2 and 0.1 that vested on December 31, 2018 and 2017, respectively, were issued.
NOTE 17
CAPITAL STOCK
On October 27, 2006, a three-year $1 billion share repurchase program (the Share Repurchase Program) was approved by the Board of Directors. On December 16, 2008, the provisions of the Share Repurchase Program were modified by the Board of Directors to replace the original three-year term with an indefinite term. During the six months ended June 30, 2019 and 2018, we repurchased and retired 0.2 and 1.0 shares of common stock for $10.5 and $50.0, respectively, under this program. To date, the Company has repurchased 22.4 shares for $919.9 under the Share Repurchase Program.
Separate from the Share Repurchase Program, the Company repurchased 0.2 and 0.1 shares during the six months ended June 30, 2019 and 2018, respectively, for an aggregate price of $9.5 and $5.4, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs.

NOTE 18
ACCUMULATED OTHER COMPREHENSIVE LOSS

	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
December 31, 2018	$(131.6)	$(243.9)	$(375.5)

Net change during period	0.6	(2.4)	(1.8)
March 31, 2019	(131.0)	(246.3)	(377.3)

Net change during period	0.5	5.3	5.8
June 30, 2019	$(130.5)	$(241.0)	$(371.5)

	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
December 31, 2017	$(137.6)	$(210.6)	$(348.2)

Net change during period	1.1	26.5	27.6
March 31, 2018	(136.5)	(184.1)	(320.6)

Net change during period	1.1	(47.1)	(46.0)
June 30, 2018	$(135.4)	$(231.2)	$(366.6)

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
Asbestos Matters
Subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of June 30, 2019, there were approximately 24 thousand pending claims against ITT subsidiaries, including Goulds Pumps LLC, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

Pending claims – Beginning	24
New claims	2
Settlements	(1)
Dismissals	(1)
Pending claims – Ending	24

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
Asbestos-Related Costs, Net
As part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent qualitative and quantitative data available for the key inputs and assumptions, comparing the data to expectations on which the most recent annual liability and asset estimates were calculated. Based on this evaluation, the Company determined that no change in the estimate was warranted for the quarter ended June 30, 2019 other than the incremental accrual to maintain a rolling 10-year forecast period.
The following table provides a rollforward of the estimated asbestos liability and related assets for the six months ended June 30, 2019 and 2018.

	2019			2018
For the Six Months Ended June 30	Liability	Asset	Net	Liability	Asset	Net
Beginning balance	$849.3	$376.7	$472.6	$877.2	$368.7	$508.5
Asbestos provision(a)	30.6	6.2	24.4	32.0	6.1	25.9
Insurance settlement agreement	—	—	—	—	32.1	(32.1)
Net cash activity(a)	(44.1)	(28.3)	(15.8)	(50.4)	(19.6)	(30.8)
Ending balance	$835.8	$354.6	$481.2	$858.8	$387.3	$471.5
Current portion	$72.6	$67.1		$77.2	$64.7
Noncurrent portion	$763.2	$287.5		$781.6	$322.6

(a)	Includes certain administrative costs such as legal-related costs for insurance asset recoveries.

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
The following table provides a rollforward of the estimated environmental liability for the six months ended June 30, 2019 and 2018.

For the Six Months Ended June 30	2019	2018
Environmental liability - beginning balance	$66.8	$73.9
Change in estimates for pre-existing accruals	0.3	3.3
Accruals added during the period for new matters	—	2.0
Payments (a)	(3.6)	(12.2)
Foreign currency	—	0.1
Environmental liability - ending balance	$63.5	$67.1

(a)	Includes cash payments of $7.9 for the six months ended June 30, 2018 related to the sale of a former operating location.
Environmental-related assets, representing estimated recoveries from insurance providers and other third parties, were $23.6 and $23.3 as of June 30, 2019 and 2018, respectively.
We are currently involved with 30 active environmental investigation and remediation sites. At June 30, 2019, we have estimated the potential high-end liability range of environmental-related matters to be $110.5.
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
Other Matters
In the second quarter of 2019, the Company settled a civil matter with the U.S. Department of Justice (DOJ) related to an investigation that began in 2015 involving certain connector products manufactured by the Company’s Connect & Control Technologies segment that are purchased or used by the U.S. government. The Company paid $11 to DOJ, acting on behalf of the U.S. government, to settle this matter and avoid the expense and uncertainty of litigation. The Company also received a related insurance recovery of $1.

NOTE 20
ACQUISITIONS
Rheinhütte Pumpen Group (Rheinhütte)
On April 30, 2019, we completed the acquisition of 100% of the privately held stock of Rheinhütte for a purchase price of €81 euros, net of cash acquired. The transaction was funded from the Company’s cash and European commercial paper program. The purchase price is subject to change based on customary net working capital adjustments. Rheinhütte, with 2018 revenue of approximately €61.5 euros and approximately 430 employees, has manufacturing locations in Germany and Brazil. Rheinhütte is a designer and manufacturer of highly engineered pumps suited for harsh and corrosive environments for the industrial market. Rheinhütte is reported within the Industrial Process segment.
The purchase price for Rheinhütte was allocated to net tangible assets acquired and liabilities assumed based on their preliminary fair values as of April 30, 2019, with the excess of the purchase price of $54.6 recorded as goodwill. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of certain tangible and intangible assets, liabilities, income tax, and residual goodwill. We expect to obtain the information necessary to finalize the fair value of the net assets and liabilities during the measurement period, not to exceed one year from the acquisition date. Changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period they occur. The goodwill arising from this acquisition is not expected to be deductible for income tax purposes.
Preliminary Allocation of Purchase Price for Rheinhütte

Cash	$4.7
Receivables	9.7
Inventory	13.3
Plant, property and equipment	21.5
Goodwill	54.6
Other assets	3.2
Accounts payable and accrued liabilities	(6.7)
Other liabilities	(5.3)
Net assets acquired	$95.0
Pro forma results of operations have not been presented because the acquisition was not deemed material at the acquisition date.
Matrix Composites, Inc. (Matrix)
On July 3, 2019, we completed the acquisition of 100% of the privately held stock of Matrix for a purchase price of $29 funded from the Company’s cash. The purchase price includes an earn-out of $3 and is subject to change based on customary net working capital adjustments. Matrix, a manufacturer of precision composite components within the aerospace and defense market, had 2018 revenue of approximately $12 with growth expected due to a ramp up in production on several next-generation aircraft engine platforms. Matrix has approximately 115 employees and will be reported within the Connect & Control Technologies segment.

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
Our businesses share a common, repeatable operating model centered on our engineering capabilities. Each business applies its technology and engineering expertise to solve our customers’ most pressing challenges. Our applied engineering provides a special business fit with our customers given the critical nature of their applications. This in turn provides us with unique insight to our customers’ requirements and enables us to develop solutions to assist our customers to achieve their business goals. Our technology and customer intimacy together produce opportunities to capture recurring revenue streams, aftermarket opportunities and long-lived platforms from original equipment manufacturers (OEMs).
Our product and service offerings are organized into three segments: Motion Technologies, Industrial Process, and Connect & Control Technologies. See Note 3, Segment Information, in this Report for a summary description of each segment. Additional information is also available in our 2018 Annual Report within Part I, Item 1, “Description of Business”.
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three and six months ended June 30, 2018, unless stated otherwise.
DISCUSSION OF FINANCIAL RESULTS
Three and Six Months Ended June 30

	Three Months				Six Months
	2019	2018	Change		2019	2018	Change
Revenue	$719.9	$696.8	3.3%		$1,415.4	$1,386.1	2.1%
Gross profit	232.0	226.0	2.7%		450.8	450.2	0.1%
Gross margin	32.2%	32.4%	(20	)bp	31.8%	32.5%	(70	)bp
Operating expenses	146.0	145.7	0.2%		274.2	259.3	5.7%
Operating expense to revenue ratio	20.3%	20.9%	(60	)bp	19.4%	18.7%	70	bp
Operating income	86.0	80.3	7.1%		176.6	190.9	(7.5%)
Operating margin	11.9%	11.5%	40	bp	12.5%	13.8%	(130	)bp
Interest and non-operating (income) expenses, net	(0.4)	1.5	(126.7%)		(0.9)	3.3	(127.3%)
Income tax expense	19.3	8.9	116.9%		39.0	16.5	136.4%
Effective tax rate	22.3%	11.3%	1,100	bp	22.0%	8.8%	1,320	bp
Income from continuing operations attributable to ITT Inc.	66.9	69.7	(4.0%)		138.2	170.8	(19.1%)
Net income attributable to ITT Inc.	66.8	69.7	(4.2%)		138.1	170.9	(19.2%)

Executive Summary
In the second quarter of 2019, ITT delivered top-line growth and increased operating margin despite an increasingly challenging economic environment. Our results reflect our continued focus on operational excellence and cost reduction actions, which will help us win share in key global end markets and combat future market uncertainty.

Summary of Key Performance Indicators for the Second Quarter of 2019
Revenue	Orders	Segment Operating Income	Segment Operating Margin	EPS	Operating Cash Flow
$720	$693	$108	14.9%	$0.75	$101
3% Increase	7% Decrease	1% Increase	30bp Decrease	5% Decrease	15% Decrease
Organic Revenue	Organic Orders	Adjusted Segment Operating Income	Adjusted Segment Operating Margin	Adjusted EPS	Adjusted Free Cash Flow
$735	$706	$116	16.1%	$0.93	$82
5% Increase	5% Decrease	7% Increase	60bp Increase	13% Increase	10% Decrease
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliations between GAAP and non-GAAP metrics.
Our second quarter 2019 results include:

•
Revenue of $719.9 increased $23.1, or 3.3%. Excluding an unfavorable foreign currency impact of $22.7 and revenue of $7.9 from our second quarter acquisition of Rheinhütte, organic revenue increased 5.4% driven by share gains and growth across all three segments. The strength of our diversified portfolio powered our growth as oil and gas grew 29%, industrial grew 5%, and transportation grew 3%.

•
Orders of $692.8 decreased $48.9, or 6.6%. Excluding unfavorable foreign currency of $23.0, and orders of $10.2 from the Rheinhütte acquisition, organic orders decreased 4.9% driven mainly by a 27% decline in oil and gas due to project delays and a large prior year upstream oil and gas pump project. Industrial orders declined 6% on project and short-cycle demand weakness. Transportation orders were flat as 39% growth in rail was offset by global automotive.

•
Operating income of $86.0 increased $5.7, or 7.1%, driven by a reduction in corporate costs of $4.3 as well as segment operating income growth of $1.4, or 1.3%. The increase in segment operating income was driven by sales volume leverage, continued productivity and supply chain initiatives, and cost containment actions. These were partially offset by higher commodity costs and tariffs, as well as strategic investments, unfavorable product mix and $7 of foreign currency impacts. Segment operating income was additionally impacted by $6 of acquisition, restructuring, and legal costs.

•
Income from continuing operations of $0.75 per diluted share decreased $0.04, primarily due to favorable prior year tax items, partially offset by improvements in operating income and a reduction in interest and non-operating expense. Adjusted income from continuing operations was $0.93 per diluted share, reflecting a $0.11, or 13.4% increase from the prior year.

In terms of capital deployment, in July we completed the acquisition of Matrix Composites Inc. (Matrix), a manufacturer of precision composites in the aerospace and defense market, with growth expected from a ramp up in production on several next-generation aircraft engine platforms. This recent acquisition coupled with Rheinhütte in April, illustrate the disciplined, close-to-core, and strategic acquisitions that we will continue to make going forward. Additionally, we are investing in a new plating line at CCT that will improve lead times and reduce input costs, and we continue to make progress in the development of the ITT Smart Pad.

REVENUE
The following tables illustrate our revenue derived from each of our segments for the three and six months ended June 30, 2019 and 2018.

For the Three Months Ended June 30	2019	2018	Change	Organic Growth(a)
Motion Technologies	$317.7	$330.3	(3.8)%	1.3%
Industrial Process	232.6	203.2	14.5%	12.6%
Connect & Control Technologies	170.2	164.1	3.7%	4.8%
Eliminations	(0.6)	(0.8)
Total Revenue	$719.9	$696.8	3.3%	5.4%

For the Six Months Ended June 30
Motion Technologies	$632.9	$672.5	(5.9)%	—%
Industrial Process	448.3	393.0	14.1%	14.1%
Connect & Control Technologies	335.2	322.0	4.1%	5.4%
Eliminations	(1.0)	(1.4)
Total Revenue	$1,415.4	$1,386.1	2.1%	5.2%
ORDERS
The following tables illustrate our orders derived from each of our segments for the three and six months ended June 30, 2019 and 2018.

For the Three Months Ended June 30	2019	2018	Change	Organic Growth (Decline)(a)
Motion Technologies	$311.9	$327.6	(4.8)%	0.3%
Industrial Process	212.7	237.4	(10.4)%	(12.8)%
Connect & Control Technologies	169.5	177.2	(4.3)%	(3.3)%
Eliminations	(1.3)	(0.5)
Total Orders	$692.8	$741.7	(6.6)%	(4.9)%

For the Six Months Ended June 30
Motion Technologies	$643.4	$697.5	(7.8)%	(1.7)%
Industrial Process	431.7	447.5	(3.5)%	(3.8)%
Connect & Control Technologies	358.6	359.0	(0.1)%	1.2%
Eliminations	(2.0)	(1.1)
Total Orders	$1,431.7	$1,502.9	(4.7)%	(1.7)%

(a)	See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue and organic orders.
Motion Technologies (MT)
MT revenue for the three and six months ended June 30, 2019 decreased $12.6, or 3.8%, and $39.6, or 5.9%, respectively. Excluding the impact of foreign currency translation of $16.8 and $39.3 for the three and six months ended June 30, 2019, respectively, organic revenue increased $4.2 during the second quarter and was flat for the year to date period. The performance was driven by strength in global rail as well as Friction OEM share gains which significantly outpaced the global auto market, offset by a decline in our Wolverine business. KONI & Axtone sales grew 16% and 13%, for the three and six month periods, respectively, on strength in rail in Europe. Friction sales increased 1% in both periods due to market share gains in North America, Europe and China which helped offset contraction in the global auto market and lower aftermarket activity. Wolverine sales decreased 16% in both periods due to weakness in global auto markets and customer share loss.

Orders for the three and six months ended June 30, 2019 decreased $15.7, or 4.8%, and $54.1, or 7.8%. Excluding unfavorable foreign currency translation impacts of $16.6 and $42.1, respectively, organic orders increased $0.9, or 0.3%, during the second quarter of 2019, but decreased $12.0, or 1.7%, during the six months ended June 30, 2019. Excluding a prior year Russian rail order of $14, MT year-to-date organic orders increased $2.0, or 0.3%. In 2019, global rail market share gains were partially offset by weakness in our Wolverine business.
Industrial Process (IP)
IP revenue for the three and six months ended June 30, 2019 increased $29.4, or 14.5%, and $55.3, or 14.1%, respectively, which included incremental revenue of $7.9 from our second quarter acquisition of Rheinhütte, and an unfavorable foreign currency translation impact of $4.2 and $8.0, respectively. Organic revenue for the three and six months ended June 30, 2019 increased $25.7, or 12.6%, and $55.4, or 14.1%, respectively, driven by growth in pump projects and aftermarket parts and service.
During the three and six months ended June 30, 2019, revenue from pump projects increased 51% and 49%, respectively, driven by strength in the chemical and oil and gas markets primarily within North America and Asia. Within our short-cycle business, revenue from aftermarket parts and service increased 11% and 10% for the three and six month periods ended June 30, 2019, respectively, due to higher demand in the Middle East within the oil and gas and chemical markets. During the second quarter of 2019, growth in aftermarket was partially offset by an 8% decline in revenue from baseline pumps.
Orders for the three and six months ended June 30, 2019 decreased $24.7, or 10.4%, and $15.8, or 3.5%, which included incremental orders of $10.2 from our second quarter acquisition of Rheinhütte, and an unfavorable foreign currency translation impact of $4.5 and $9.2, respectively. Organic orders decreased $30.4, or 12.8%, and $16.8, or 3.8%, respectively, for the three and six months ended June 30, 2019 due to pump project declines of 35% and 14%, respectively, driven by project delays and difficult comparisons to the prior year in the oil and gas and petrochemical markets. Orders from our short-cycle business during the second quarter decreased 5% due mainly to weakness in valves. For the year-to-date period orders from our short-cycle business were flat as softness in valve orders was offset by aftermarket parts and service in North America and the Middle East.
The level of order and shipment activity related to project pumps can vary significantly from period to period, which may impact year-over-year comparisons. IP’s backlog as of June 30, 2019 was $425.3, a decrease of $18.9, or 4.3%, compared to December 31, 2018.
Connect & Control Technologies (CCT)
CCT revenue for the three and six months ended June 30, 2019 increased $6.1, or 3.7%, and $13.2, or 4.1%, respectively, which included an unfavorable foreign currency translation impact of $1.7 and $4.1, respectively. Organic revenue for the three and six months ended June 30, 2019 increased $7.8, or 4.8%, and $17.3, or 5.4%, respectively, driven by increases of 21% and 15%, respectively, in commercial aerospace from strength in components and connectors. This was partially offset by a decline in revenue from defense components due to prior year programs. In addition, revenue grew 1% in both periods in the industrial market.
Orders for the three months ended June 30, 2019, decreased $7.7, or 4.3%, which included an unfavorable foreign currency translation impact of $1.9. Organic orders decreased $5.8, or 3.3%, due to a 6% decline in orders from the industrial market on weak components and electric vehicle connectors, as well as an 18% decline in the oil and gas market due to a difficult prior year comparison reflecting lower 2019 oil prices. Aerospace and defense orders decreased 1% during the second quarter of 2019 due to timing of rotorcraft and commercial aerospace components, offset by higher environmental control systems and aftermarket.
Orders for the six months ended June 30, 2019 were relatively flat compared to the prior year, which included an unfavorable foreign currency translation impact of $4.7. Organic orders increased $4.3, or 1.2%, due to a 5% increase in the aerospace and defense market driven by several project wins in North America for defense connectors and components. This growth was partially offset by order declines in industrial and oil and gas markets of 4% and 9%, respectively.
On July 11, 2017, the U.S. Defense Logistics Agency, Land and Maritime (DLA) issued a notice that it had removed certain of our military-specification connector products from the Qualified Products List (QPL).  Annual sales of these military-specification connectors were estimated to range from $8 to $10 prior to the removal of these products from the QPL. The Company is making progress as the status of certain of these products has been restored on the QPL and we expect that the majority of these products will be restored by the end of 2019.

GROSS PROFIT
Gross profit for the three months ended June 30, 2019 and 2018 was $232.0 and $226.0, reflecting a gross margin of 32.2% and 32.4%, respectively. Gross profit for the six months ended June 30, 2019 and 2018 was $450.8 and $450.2, reflecting a gross margin of 31.8% and 32.5%, respectively. The declines in gross margin were primarily due to higher commodity costs and tariffs, unfavorable foreign currency and product mix. These were partially offset by sales volume leverage and price, as well as manufacturing and supply chain productivity improvements across all segments.
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
OPERATING EXPENSES

	Three Months			Six Months
For the Periods Ended June 30	2019	2018	Change	2019	2018	Change
General and administrative expenses	$65.7	$63.0	4.3%	$117.6	$128.1	(8.2)%
Sales and marketing expenses	42.7	43.4	(1.6)%	82.9	86.9	(4.6)%
Research and development expenses	25.8	25.8	—%	49.3	50.5	(2.4)%
Asbestos-related costs (benefit), net	11.8	13.5	(12.6)%	24.4	(6.2)	493.5%
Total operating expenses	$146.0	$145.7	0.2%	$274.2	$259.3	5.7%
Total Operating Expenses By Segment:
Motion Technologies	$44.2	$45.7	(3.3)%	$80.0	$91.3	(12.4)%
Industrial Process	46.7	40.4	15.6%	86.4	83.2	3.8%
Connect & Control Technologies	33.5	33.6	(0.3)%	66.3	67.6	(1.9)%
Corporate & Other	21.6	26.0	(16.9)%	41.5	17.2	141.3%
General and administrative expenses for the three months ended June 30, 2019 increased $2.7. The increase during the period was from higher restructuring costs of $2 as well as an increase in acquisition-related costs of $2.8 primarily from the acquisition of Rheinhütte which was partially offset by benefits from cost reduction actions. General and administrative expenses for the six months ended June 30, 2019 decreased $10.5. In addition to the items mentioned above, the six month period includes additional European investment incentives of $5 and a reduction in legal and environmental costs.
Sales and marketing expenses for the three and six months ended June 30, 2019 decreased $0.7 and $4.0, respectively, due to a reduction in marketing costs of $2.3 and $4.7 and favorable foreign currency impact of $0.9 and $2.2, respectively. These items were partially offset by higher commission costs.
Research and development expenses for the three months ended June 30, 2019 were flat and decreased $1.2, during the six months ended June 30, 2019.
Asbestos-related costs decreased $1.7, and increased $30.6, during the three and six months ended June 30, 2019, respectively. The change for the six months ended June 30, 2019 was primarily due to a $32.1 benefit from an insurance settlement recorded in the first quarter of 2018. See Note 19, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.

OPERATING INCOME

	Three Months				Six Months
For the Periods Ended June 30	2019	2018	Change		2019	2018	Change
Motion Technologies	$52.0	$55.5	(6.3)%		$112.9	$117.4	(3.8)%
Industrial Process	26.0	23.4	11.1%		48.2	40.3	19.6%
Connect & Control Technologies	29.6	27.3	8.4%		57.0	50.3	13.3%
Segment operating income	107.6	106.2	1.3%		218.1	208.0	4.9%
Asbestos-related (costs) benefit, net	(11.8)	(13.5)	12.6%		(24.4)	6.2	(493.5)%
Other corporate costs	(9.8)	(12.4)	21.0%		(17.1)	(23.3)	26.6%
Total corporate and asbestos-related costs	(21.6)	(25.9)	16.6%		(41.5)	(17.1)	(142.7)%
Total operating income	$86.0	$80.3	7.1%		$176.6	$190.9	(7.5)%
Operating margin:
Motion Technologies	16.4%	16.8%	(40	)bp	17.8%	17.5%	30	bp
Industrial Process	11.2%	11.5%	(30	)bp	10.8%	10.3%	50	bp
Connect & Control Technologies	17.4%	16.6%	80	bp	17.0%	15.6%	140	bp
Segment operating margin	14.9%	15.2%	(30	)bp	15.4%	15.0%	40	bp
Consolidated operating margin	11.9%	11.5%	40	bp	12.5%	13.8%	(130	)bp
MT operating income for the three months ended June 30, 2019 decreased $3.5, or 6.3%, and had a margin decline of 40 basis points. Operating income for the six months ended June 30, 2019 decreased $4.5, or 3.8%, and had a margin improvement of 30 basis points. The decrease in operating income for both periods was primarily driven by higher commodity costs and tariffs as well as unfavorable foreign currency impact. This was partially offset by improvements in operating and supply chain productivity which provided a benefit of $9 and $19, respectively, for the quarter and year-to-date periods. In addition, the six months ended June 30, 2019 benefited from European investment incentives of $5.
IP operating income for the three months ended June 30, 2019 increased $2.6, or 11.1%, and had a margin decline of 30 basis points. Operating income for the six months ended June 30, 2019 increased $7.9, or 19.6%, and had a margin improvement of 50 basis points. The increase in operating income in both periods was primarily driven by a benefit of $12 and $23, respectively, from favorable volume, benefits from productivity and supply chain actions, and pricing. This was partially offset by tariffs, higher acquisition costs and unfavorable sales mix.
CCT operating income for the three months ended June 30, 2019 increased $2.3, or 8.4%, and had a margin improvement of 80 basis points. CCT operating income for the six months ended June 30, 2019 increased $6.7, or 13.3%, and had a margin improvement of 140 basis points. The increase was driven by sales volume leverage which provided a benefit of $2 and $7, respectively, and improvements in operating and supply chain productivity. This was partially offset by unfavorable commodity costs, strategic investments and mix.
Other corporate costs for the three and six months ended June 30, 2019 decreased $2.6, or 21.0%, and $6.2, or 26.6%, respectively, compared to the prior year. The decrease was primarily driven by cost reduction actions, as well as lower legal and environmental costs.
INTEREST AND NON-OPERATING INCOME AND EXPENSES, NET

	Three Months			Six Months
For the Periods Ended June 30	2019	2018	Change	2019	2018	Change
Interest and non-operating (income) expenses, net	$(0.4)	$1.5	(126.7)%	$(0.9)	$3.3	(127.3)%
The change during the three and six months ended June 30, 2019 was due to favorable interest rates on commercial paper borrowings, additional interest income earned on time deposits, and lower pension-related expense.

INCOME TAX EXPENSE

	Three Months				Six Months
For the Periods Ended June 30	2019	2018	Change		2019	2018	Change
Income tax expense	$19.3	$8.9	116.9%		$39.0	$16.5	136.4%
Effective tax rate	22.3%	11.3%	1,100	bp	22.0%	8.8%	1,320	bp
The higher effective tax rate during the second quarter of 2019 was primarily due to an $11.3 reduction of a deferred tax liability in 2018 associated with unremitted foreign earnings. The higher effective tax rate during the year to date period is primarily due to tax benefits of $21.6 in 2018 from German valuation allowance reversals on deferred tax assets and a $4.5 reduction to the provisional one-time tax charge associated with the Tax Act.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including the Czech Republic, Germany, Hong Kong, India, Italy, Japan, Mexico, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $14 due to changes in audit status, expiration of statutes of limitations and other events. In addition, the settlement of any future examinations relating to the 2011 and prior tax years could result in changes in amounts attributable to the Company under its Tax Matters Agreement with Exelis Inc. and Xylem Inc. relating to the Company’s 2011 spin-off of those businesses.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We plan to transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. The passage of the Tax Act provides greater flexibility around our global cash management strategy related to the amount and timing of transfers, and we will continue to support growth and expansion in markets outside of the U.S. through the development of products, increased capital spending, and potential foreign acquisitions. During the year ended December 31, 2018 we had net cash distributions from foreign countries to the U.S. of $318.1. We did not have any distributions from foreign countries to the U.S. during the six months ended June 30, 2019. The timing and amount of any additional future distributions remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. Through the second quarter of 2019, we declared dividends of $0.147 per share for shareholders of record on March 11, 2019 and June 10, 2019, which were paid on March 29, 2019 and June 28, 2019. The dividends declared in the first and second quarter of 2019 were a 9.7% increase from the first and second quarter of 2018.
During the six months ended June 30, 2019 and 2018, we repurchased and retired 0.2 and 1.0 shares of common stock for $10.5 and $50.0, respectively, under our $1 billion share repurchase program. To date, under the program, the Company has repurchased 22.4 shares for $919.9.

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
Commercial Paper
We have access to the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. As of June 30, 2019, we had outstanding commercial paper of $148.0 through our European program, a portion of which was used to acquire Rheinhütte. The average outstanding commercial paper balance during the six months ended June 30, 2019 was $129.2. There have been no other material changes that have impacted our funding and liquidity capabilities since December 31, 2018.
Revolving Credit Agreement
Our $500 revolving credit agreement (the Revolving Credit Agreement) provides for increases of up to $200 for a possible maximum total of $700 in aggregate principal amount, at the request of the Company and with the consent of the institutions providing such increased commitments. The Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The provisions of the Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined therein, of at least 3.0 and a leverage ratio, as defined therein, of not more than 3.0. Our interest coverage ratio and leverage ratio were within the prescribed thresholds as of June 30, 2019, and there were no outstanding borrowings under our Revolving Credit Agreement. In the event of a ratings downgrade of the Company to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the Revolving Credit Agreement. The Revolving Credit Agreement matures in November 2021.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations, for the six months ended June 30, 2019 and 2018.

For the Six Months Ended June 30	2019	2018
Operating activities	$101.1	$119.3
Investing activities	(132.3)	(45.4)
Financing activities	0.4	(4.1)
Foreign exchange	0.6	(8.6)
Total net cash flow (used in) provided by continuing operations	(30.2)	61.2
Net cash provided by (used) in discontinued operations	1.2	(1.4)
Net change in cash and cash equivalents	$(29.0)	$59.8
Operating Activities
The decrease in net cash provided by operating activities was due to $19.0 in proceeds received in 2018 from an environmental insurance-related settlement. Excluding the settlement proceeds, net cash from operating activities was flat. Segment operating income improvements as well as lower asbestos and environmental payments were offset by higher income tax payments of $10.5 and timing of trade receivable collections. In addition, the Company’s settlement of $11 for a civil matter with the DOJ in the second quarter of 2019 was partially offset by proceeds of $9 received during the first quarter of 2019 from an intellectual property settlement.
Investing Activities
The increase in net cash used in investing activities was driven by our acquisition of Rheinhütte for $87.3 in the second quarter of 2019.

Financing Activities
The change in net cash from financing activities was driven by a decline in repurchases of ITT common stock of $35.4, partially offset by a decrease in net borrowings of $19.9 and an increase in dividends paid of $14.1.
Discontinued Operations
The change in net cash used in discontinued operations was primarily driven by a tax-related reimbursement of $1.8 from a former subsidiary and lower payments for environmental remediation activities.
Asbestos
Based on the estimated undiscounted asbestos liability as of June 30, 2019 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 42% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers and our expectation that certain insurance policies will exhaust within the next 10 years. In the 10th year of our estimate, our insurance recoveries are currently projected to be approximately 21%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at June 30, 2019.
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
Although asbestos cash outflows can vary significantly from year to year, our current net cash outflows for defense and indemnity, net of tax benefits, are projected to average $20 to $30 over the next five years and increase to an average of approximately $35 to $45 per year over the remainder of the projection period as certain insurance coverage is exhausted. Net cash outflows for defense and indemnity, net of tax, averaged $21 over the past three annual periods. Total net asbestos cash outflows also include certain administrative costs, such as legal-related costs for insurance recovery strategies not included in the defense and indemnity projections.
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
We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•
“Organic revenue” and “organic orders” are defined as revenue and orders, excluding the impacts of foreign currency fluctuations, acquisitions, and divestitures. Divestitures include sales of portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Management believes that reporting organic revenue and organic orders provides useful information to investors by helping identify underlying trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. Reconciliations of organic revenue and orders for the three and six months ended June 30, 2019 are provided below.

Three Months Ended June 30	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2019 Revenue	$317.7	$232.6	$170.2	$(0.6)	$719.9
Acquisitions	—	(7.9)	—	—	(7.9)
Foreign currency translation	16.8	4.2	1.7	—	22.7
2019 Organic revenue	$334.5	$228.9	$171.9	$(0.6)	$734.7
2018 Revenue	$330.3	$203.2	$164.1	$(0.8)	$696.8
Organic growth	4.2	25.7	7.8	0.2	37.9
Percentage change	1.3%	12.6%	4.8%		5.4%

Six Months Ended June 30
2019 Revenue	$632.9	$448.3	$335.2	$(1.0)	$1,415.4
Acquisitions	—	(7.9)	—	—	(7.9)
Foreign currency translation	39.3	8.0	4.1	(0.1)	51.3
2019 Organic revenue	$672.2	$448.4	$339.3	$(1.1)	$1,458.8
2018 Revenue	$672.5	$393.0	$322.0	$(1.4)	$1,386.1
Organic growth	(0.3)	55.4	17.3	0.3	72.7
Percentage change	—%	14.1%	5.4%		5.2%

Three Months Ended June 30	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2019 Orders	$311.9	$212.7	$169.5	$(1.3)	$692.8
Acquisitions	—	(10.2)	—	—	(10.2)
Foreign currency translation	16.6	4.5	1.9	—	23.0
2019 Organic orders	$328.5	$207.0	$171.4	$(1.3)	$705.6
2018 Orders	$327.6	$237.4	$177.2	$(0.5)	$741.7
Organic growth	0.9	(30.4)	(5.8)	(0.8)	(36.1)
Percentage change	0.3%	(12.8)%	(3.3)%		(4.9)%

Six Months Ended June 30
2019 Orders	$643.4	$431.7	$358.6	$(2.0)	$1,431.7
Acquisitions	—	(10.2)	—	—	(10.2)
Foreign currency translation	42.1	9.2	4.7	—	56.0
2019 Organic orders	$685.5	$430.7	$363.3	$(2.0)	$1,477.5
2018 Orders	$697.5	$447.5	$359.0	$(1.1)	$1,502.9
Organic growth	(12.0)	(16.8)	4.3	(0.9)	(25.4)
Percentage change	(1.7)%	(3.8)%	1.2%		(1.7)%

•
“Adjusted segment operating income” is defined as operating income, adjusted to exclude special items that include, but are not limited to, restructuring costs, realignment costs, certain asset impairment charges, certain acquisition-related expenses, and unusual or infrequent items. Special items represent significant charges or credits that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. “Adjusted segment operating margin” is defined as adjusted segment operating income divided by revenue. We believe that adjusted segment operating income and margin are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.

Reconciliations of segment operating income to adjusted segment operating income for the three and six months ended June 30, 2019 and 2018 are provided below.

Three Months Ended June 30, 2019	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment
Segment operating income	$52.0	$26.0	$29.6	$107.6
Restructuring costs	3.1	0.1	(0.2)	3.0
Acquisition-related expenses	—	2.9	0.8	3.7
Realignment costs and other(a)	1.3	—	—	1.3
Adjusted segment operating income	$56.4	$29.0	$30.2	$115.6
Adjusted segment operating margin	17.8%	12.5%	17.7%	16.1%

Six Months Ended June 30, 2019
Segment operating income	$112.9	$48.2	$57.0	$218.1
Restructuring costs	3.8	0.4	(0.1)	4.1
Acquisition-related expenses	—	2.9	0.8	3.7
Realignment costs and other(a)	1.3	0.5	0.3	2.1
Adjusted segment operating income	$118.0	$52.0	$58.0	$228.0
Adjusted segment operating margin	18.6%	11.6%	17.3%	16.1%

(a)	Realignment costs and other includes costs associated with a legal matter at MT, a management reorganization at IP, as well as costs associated with a resolved DOJ civil matter at CCT.

Three Months Ended June 30, 2018	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment
Segment operating income	$55.5	$23.4	$27.3	$106.2
Restructuring costs	0.9	(0.1)	0.4	1.2
Acquisition-related expenses	0.9	—	—	0.9
Adjusted segment operating income	$57.3	$23.3	$27.7	$108.3
Adjusted segment operating margin	17.3%	11.5%	16.9%	15.5%

Six Months Ended June 30, 2018
Segment operating income	$117.4	$40.3	$50.3	$208.0
Restructuring costs	1.3	—	0.8	2.1
Acquisition-related expenses	1.5	—	—	1.5
Adjusted segment operating income	$120.2	$40.3	$51.1	$211.6
Adjusted segment operating margin	17.9%	10.3%	15.9%	15.3%

•
“Adjusted income from continuing operations” is defined as income from continuing operations attributable to ITT Inc. adjusted to exclude special items that include, but are not limited to, asbestos-related costs, restructuring costs, realignment costs, certain asset impairment charges, certain acquisition-related expenses, income tax settlements or adjustments, and unusual or infrequent items. Special items represent significant charges or credits, on an after-tax basis, that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. The after-tax basis of each special item is determined using the jurisdictional tax rate of where the expense or benefit occurred. “Adjusted income from continuing operations per diluted share” is defined as adjusted income from continuing operations divided by diluted weighted average common shares outstanding. We believe that adjusted income from continuing operations and adjusted income from continuing operations per diluted share are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.

A reconciliation of adjusted income from continuing operations, including adjusted income from continuing operations per diluted share, for the three and six months ended June 30, 2019 and 2018 is provided below.

	Three Months		Six Months
For the Periods Ended June 30	2019	2018	2019	2018
Income from continuing operations attributable to ITT Inc.	$66.9	$69.7	$138.2	$170.8
Net asbestos-related costs (benefit) net of tax (benefit) expense of $(2.7),($3.1), $(5.7) and $1.5, respectively	9.1	10.4	18.7	(4.7)
Tax-related special items(a)	0.6	(9.0)	(0.5)	(27.2)
Restructuring costs, net of tax benefit of $0.9, $0.2 $1.2, and $0.4, respectively	2.2	1.0	3.0	1.7
Realignment (benefit) costs, net of tax expense (benefit) of $0.0, $0.1, ($0.1), and $0.1, respectively	—	(0.2)	0.5	(0.2)
Expense (income) related to sale of a former operating location, net of tax expense of $0.1, $0.0, $0.1, and $0.0, respectively	0.1	—	(0.3)	(0.2)
Acquisition-related costs, net of tax benefit of $0.9, $0.3, $0.9 and $0.4, respectively	2.8	0.6	2.8	1.1
Other unusual or infrequent items, net of tax benefit of $0.3, $0.0, $0.3 and $0.0, respectively(b)	1.0	(0.1)	1.3	(0.1)
Adjusted income from continuing operations	$82.7	$72.4	$163.7	$141.2
Income from continuing operations attributable to ITT Inc. per diluted share	$0.75	$0.79	$1.56	$1.93
Adjusted income from continuing operations per diluted share	$0.93	$0.82	$1.85	$1.59

(a)
Tax-related special items during the three and six months ended June 30, 2019 primarily relate to the favorable valuation allowance impacts, partially offset by tax expense on undistributed foreign earnings. Tax-related special items during the second quarter of 2018 primarily relate to a tax benefit on undistributed foreign earnings. Tax-related special items during the six months ended June 30, 2018 are due to favorable valuation allowance impacts on deferred tax assets in Germany and adjustments to our provisional tax estimate associated with the Tax Act.

(b)	Other unusual or infrequent items in 2019 include a legal matter at MT and costs associated with a resolved DOJ civil matter.

•
“Adjusted free cash flow” is defined as net cash provided by operating activities less capital expenditures, adjusted for cash payments for restructuring costs, realignment actions, net asbestos cash flows and other significant items that impact current results which management views as unrelated to the Company’s ongoing operations and performance. Due to other financial obligations and commitments, including asbestos expenses, the entire adjusted free cash flow may not be available for discretionary purposes. “Adjusted free cash flow conversion” is defined as adjusted free cash flow divided by adjusted income from continuing operations. We believe that adjusted free cash flow and adjusted free cash flow conversion provide useful information to investors because they are the additional cash flow metrics used by management to monitor and evaluate cash flows generated by our operations.

A reconciliation of adjusted free cash flow, including adjusted free cash flow conversion for the six months ended June 30, 2019 and 2018 is provided below.

For the Six Months Ended June 30	2019	2018
Net cash provided by operating activities	$101.1	$119.3
Capital expenditures	(45.8)	(46.3)
Net asbestos cash flows	15.8	30.8
Insurance settlement agreement	—	(16.9)
Restructuring cash payments	5.5	4.2
Legal settlements, net	4.0	—
Acquisition and other	1.5	(0.1)
Adjusted free cash flow	$82.1	$91.0
Adjusted free cash flow conversion	50.2%	64.4%

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
Asbestos Proceedings
Subsidiaries of ITT, ITT LLC and Goulds Pumps LLC, are joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain of their products sold prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. Frequently, the plaintiffs are unable to identify any ITT LLC or Goulds Pumps LLC products as a source of asbestos exposure. In addition, a large majority of claims pending against the Company’s subsidiaries have been placed on inactive dockets because the plaintiff cannot demonstrate a significant compensable loss. Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the Company’s subsidiaries.
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to the variables and uncertainties inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries. As of June 30, 2019, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $835.8, including expected legal fees, and an associated asset of $354.6 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $481.2.
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
Other Matters
The Company received a civil subpoena from the Department of Defense, Office of the Inspector General, in the second quarter of 2015 as part of an investigation led by the Civil Division of the U.S. Department of Justice (DOJ). The subpoena and related investigation involved certain connector products manufactured by the Company’s Connect & Control Technologies segment that are purchased or used by the U.S. government. In the second quarter of 2019, the Company settled this matter with the DOJ, acting on behalf of the U.S. government, and paid $11 to avoid the expense and uncertainty of litigation. As part of the settlement, the Company made no admission of wrongdoing. During the second quarter of 2019, the Company also received an insurance recovery of $1 related to this matter.
ITEM 1A. RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2018 Annual Report, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer and affiliated purchasers
We did not make any open-market share repurchases of our common stock during the quarter ended June 30, 2019. We routinely receive shares of our common stock as payment for the withholding of taxes due on vested restricted stock awards from stock-based compensation program participants.
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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were €2.2 euros and €1.5 euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of €1.3 euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through June 30, 2019, however, Bornemann did pay fees of approximately €5 thousand euros during the six months ended June 30, 2019 and approximately €11 thousand euros during 2018 to the German financial institution which is maintaining the Bond.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

(10.1)*	ITT Inc. Board of Directors Annual Board of Directors Compensation

(10.2)*	ITT Senior Executive Severance Plan, amended and restated as of June 17, 2019

(10.3)*	ITT Senior Executive Change in Control Severance Plan, amended and restated as of June 17, 2019

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Condensed Financial Statements

* Management compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ John Capela
John Capela
Chief Accounting Officer
(Principal accounting officer)
August 2, 2019