Form 10-Q
period 2019-09-30
ITT Inc.
filed 2019-11-01
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of October 30, 2019, there were 87.7 million shares of common stock ($1 par value per share) of the registrant outstanding.

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
Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:

•	uncertainties regarding our exposure to pending and future asbestos claims and related liabilities and insurance recoveries;

•	uncertain global economic and capital markets conditions, including trade disputes between the U.S. and its trading partners;

•	risks due to our operations and sales outside the U.S. and in emerging markets;

•	fluctuations in foreign currency exchange rates;

•	fluctuations in customers’ levels of capital investment and maintenance expenditures, especially in the oil and gas, chemical, and mining markets;

•	failure to compete successfully in our markets;

•	the extent to which there are quality problems with respect to manufacturing processes or finished goods;

•	failure to integrate acquired businesses or achieve expected benefits from such acquisitions;

•	risks related to government contracting, including changes in levels of government spending and regulatory and contractual requirements applicable to sales to the U.S. government;

•	volatility in raw material prices and our suppliers’ ability to meet quality and delivery requirements;

•	failure to manage the distribution of products and services effectively;

•	loss of or decrease in sales from our most significant customer;

•	fluctuations in our effective tax rate;

•	failure to retain existing senior management, engineering and other key personnel and attract and retain new qualified personnel;

•	failure to protect our intellectual property rights or violations of the intellectual property rights of others;

•	the risk of material business interruptions, particularly at our manufacturing facilities;

•	the risk of cybersecurity breaches;

•	changes in laws relating to the use and transfer of personal and other information;

•	failure of portfolio management strategies, including cost-saving initiatives, to meet expectations;

•	fluctuations in the level of returns on our postretirement benefit plans;

•	changes in environmental laws or regulations, discovery of previously unknown or more extensive contamination, or the failure of a potentially responsible party to perform;

•	failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, export controls and trade sanctions, including recently announced tariffs;

•	risk of product liability claims and litigation; and

•	risk of liabilities from past divestitures and spin-offs.
More information on factors that could cause actual results or events to differ materially from those anticipated is included in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2018 (particularly under the caption “Risk Factors”), our Quarterly Reports on Form 10-Q and in other documents we file from time to time with the SEC.
The forward-looking statements included in this Quarterly Report on Form 10-Q (this Report) speak only as of the date of this Report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months		Nine Months
For the Periods Ended September 30	2019	2018	2019	2018
Revenue	$711.9	$680.6	$2,127.3	$2,066.7
Costs of revenue	480.6	454.1	1,445.2	1,390.0
Gross profit	231.3	226.5	682.1	676.7
General and administrative expenses	69.5	68.0	187.5	196.6
Sales and marketing expenses	41.6	40.8	124.5	127.7
Research and development expenses	23.8	24.2	73.1	74.7
Loss (gain) on sale of long-lived assets	0.1	(40.0)	(0.3)	(40.5)
Asbestos-related benefit, net	(56.2)	(4.3)	(31.8)	(10.5)
Operating income	152.5	137.8	329.1	328.7
Interest and non-operating (income) expenses, net	(0.4)	0.7	(1.3)	4.0
Income from continuing operations before income tax expense	152.9	137.1	330.4	324.7
Income tax expense	34.1	25.9	73.1	42.4
Income from continuing operations	118.8	111.2	257.3	282.3
Loss from discontinued operations, net of tax benefit of $0.1, $0.0, $0.1 and $0.0, respectively	(0.1)	(0.1)	(0.2)	—
Net income	118.7	111.1	257.1	282.3
Less: Income attributable to noncontrolling interests	0.1	0.2	0.4	0.5
Net income attributable to ITT Inc.	$118.6	$110.9	$256.7	$281.8
Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$118.7	$111.0	$256.9	$281.8
Loss from discontinued operations, net of tax	(0.1)	(0.1)	(0.2)	—
Net income attributable to ITT Inc.	$118.6	$110.9	$256.7	$281.8
Earnings per share attributable to ITT Inc.:
Basic:
Continuing operations	$1.35	$1.27	$2.93	$3.21
Net income	$1.35	$1.27	$2.93	$3.21
Diluted:
Continuing operations	$1.34	$1.25	$2.90	$3.18
Net income	$1.34	$1.25	$2.90	$3.18

Weighted average common shares – basic	87.8	87.6	87.7	87.7
Weighted average common shares – diluted	88.7	88.7	88.6	88.7
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the above statements of operations.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months		Nine Months
For the Periods Ended September 30	2019	2018	2019	2018
Net income	$118.7	$111.1	$257.1	$282.3
Other comprehensive loss:
Net foreign currency translation adjustment	(34.4)	(5.0)	(31.5)	(25.6)
Net change in postretirement benefit plans, net of tax benefits of $0.7, $1.2, $1.1 and $2.0, respectively	2.3	3.9	3.4	6.1
Other comprehensive loss	(32.1)	(1.1)	(28.1)	(19.5)
Comprehensive income	86.6	110.0	229.0	262.8
Less: Comprehensive income attributable to noncontrolling interests	0.1	0.2	0.4	0.5
Comprehensive income attributable to ITT Inc.	$86.5	$109.8	$228.6	$262.3
Disclosure of reclassification adjustments to postretirement benefit plans
Reclassification adjustments (see Note 16):
Amortization of prior service benefit, net of tax expense of $(0.3), $(0.3), $(0.8) and $(0.8), respectively	$(0.8)	$(0.8)	$(2.5)	$(2.5)
Amortization of net actuarial loss, net of tax benefits of $0.5, $0.6, $1.4 and $1.9, respectively	1.4	1.8	4.2	5.7
Loss from plan settlement, net of tax benefit of $0.0, $0.3, $0.0 and $0.3, respectively	—	1.1	—	1.1
Other adjustments:
Net actuarial gain, net of tax expense of $0.5, $0.6, $0.5 and $0.6, respectively	1.7	1.8	1.7	1.8
Net change in postretirement benefit plans, net of tax	$2.3	$3.9	$3.4	$6.1

The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$555.7	$561.2
Receivables, net	574.3	540.0
Inventories, net	414.6	380.5
Other current assets	161.7	163.4
Total current assets	1,706.3	1,645.1
Plant, property and equipment, net	521.7	518.8
Goodwill	909.8	875.9
Other intangible assets, net	147.7	136.1
Asbestos-related assets	330.0	309.6
Deferred income taxes	149.1	164.5
Other non-current assets	299.6	196.8
Total non-current assets	2,357.9	2,201.7
Total assets	$4,064.2	$3,846.8
Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper and current maturities of long-term debt	$122.7	$116.2
Accounts payable	340.4	339.2
Accrued liabilities	425.7	416.7
Total current liabilities	888.8	872.1
Asbestos-related liabilities	741.6	775.1
Postretirement benefits	196.2	208.2
Other non-current liabilities	237.7	166.5
Total non-current liabilities	1,175.5	1,149.8
Total liabilities	2,064.3	2,021.9
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 87.6 shares and 87.6 shares, respectively	87.6	87.6
Retained earnings	2,313.6	2,110.3
Total accumulated other comprehensive loss	(403.6)	(375.5)
Total ITT Inc. shareholders’ equity	1,997.6	1,822.4
Noncontrolling interests	2.3	2.5
Total shareholders’ equity	1,999.9	1,824.9
Total liabilities and shareholders’ equity	$4,064.2	$3,846.8

The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Nine Months Ended September 30	2019	2018
Operating Activities
Income from continuing operations attributable to ITT Inc.	$256.9	$281.8
Adjustments to income from continuing operations:
Depreciation and amortization	81.1	82.5
Equity-based compensation	12.3	16.9
Gain on sale of long-lived assets	(0.3)	(40.5)
Asbestos-related benefit, net	(31.8)	(10.5)
Other non-cash charges, net	25.8	10.1
Asbestos-related payments, net	(20.1)	(42.3)
Contributions to postretirement plans	(19.7)	(9.7)
Changes in assets and liabilities:
Change in receivables	(41.9)	(23.5)
Change in inventories	(28.2)	(22.2)
Change in contract assets	(13.4)	19.7
Change in contract liabilities	(9.1)	1.7
Change in accounts payable	3.6	(10.3)
Change in accrued expenses	(7.2)	(7.3)
Change in income taxes	23.3	6.0
Other, net	(9.6)	(5.8)
Net Cash – Operating activities	221.7	246.6
Investing Activities
Capital expenditures	(69.3)	(63.8)
Proceeds from sale of long-lived assets	1.4	42.7
Acquisitions, net of cash acquired	(113.1)	—
Other, net	0.2	—
Net Cash – Investing activities	(180.8)	(21.1)
Financing Activities
Commercial paper, net borrowings (repayments)	11.5	(16.0)
Short-term revolving loans, borrowings	—	246.5
Short-term revolving loans, repayments	—	(233.8)
Long-term debt, issued	7.1	3.2
Long-term debt, repayments	(2.1)	(2.1)
Repurchase of common stock	(38.3)	(55.8)
Proceeds from issuance of common stock	11.6	5.8
Dividends paid	(26.1)	(23.9)
Other, net	(0.6)	(0.1)
Net Cash – Financing activities	(36.9)	(76.2)
Exchange rate effects on cash and cash equivalents	(10.6)	(11.4)
Net Cash – Operating activities of discontinued operations	1.1	(1.9)
Net change in cash and cash equivalents	(5.5)	136.0
Cash and cash equivalents – beginning of year (includes restricted cash of $1.0 and $1.2, respectively)	562.2	391.0
Cash and cash equivalents – end of period (includes restricted cash of $1.0 and $1.2, respectively)	$556.7	$527.0
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$2.2	$1.0
Income taxes, net of refunds received	$47.9	$31.0
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)

December 31, 2018	87.6	$87.6	$2,110.3	$(375.5)	$2.5	$1,824.9

Net income	—	—	71.3	—	0.1	71.4
Activity from stock incentive plans	0.6	0.6	8.9	—	—	9.5
Share repurchases	(0.4)	(0.4)	(19.5)	—	—	(19.9)
Dividends declared ($0.147 per share)	—	—	(12.9)	—	—	(12.9)
Total other comprehensive loss, net of tax	—	—	—	(1.8)	—	(1.8)
Other	—	—	—	—	0.1	0.1
March 31, 2019	87.8	$87.8	$2,158.1	$(377.3)	$2.7	$1,871.3

Net income	—	—	66.8	—	0.2	67.0
Activity from stock incentive plans	0.1	0.1	7.1	—	—	7.2
Share repurchases	—	—	(0.1)	—	—	(0.1)
Dividends declared ($0.147 per share)	—	—	(13.1)	—	—	(13.1)
Dividend to noncontrolling interest	—	—	—	—	(0.7)	(0.7)
Total other comprehensive income, net of tax	—	—	—	5.8	—	5.8
June 30, 2019	87.9	$87.9	$2,218.8	$(371.5)	$2.2	$1,937.4

Net income	—	—	118.6	—	0.1	118.7
Activity from stock incentive plans	—	—	7.2	—	—	7.2
Share repurchases	(0.3)	(0.3)	(18.0)	—	—	(18.3)
Dividends declared ($0.147 per share)	—	—	(13.0)	—	—	(13.0)
Total other comprehensive loss, net of tax	—	—	—	(32.1)	—	(32.1)
September 30, 2019	87.6	$87.6	$2,313.6	$(403.6)	$2.3	$1,999.9
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the above statements of changes in shareholders’ equity.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Continued)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)

December 31, 2017	88.2	$88.2	$1,856.1	$(348.2)	$1.7	$1,597.8

Net income	—	—	101.2	—	0.1	101.3
Activity from stock incentive plans	0.3	0.3	4.7	—	—	5.0
Share repurchases	(1.1)	(1.1)	(54.2)	—	—	(55.3)
Cumulative adjustment for accounting change	—	—	(4.1)	—	—	(4.1)
Dividends declared ($0.134 per share)	—	—	(11.9)	—	—	(11.9)
Total other comprehensive income, net of tax	—	—	—	27.6	—	27.6
Other	—	—	—	—	0.1	0.1
March 31, 2018	87.4	$87.4	$1,891.8	$(320.6)	$1.9	$1,660.5

Net income	—	—	69.7	—	0.2	69.9
Activity from stock incentive plans	0.2	0.2	9.7	—	—	9.9
Share repurchases	—	—	(0.1)	—	—	(0.1)
Dividends declared ($0.134 per share)	—	—	(11.8)	—	—	(11.8)
Total other comprehensive loss, net of tax	—	—	—	(46.0)	—	(46.0)
Other	—	—	—	—	(0.1)	(0.1)
June 30, 2018	87.6	$87.6	$1,959.3	$(366.6)	$2.0	$1,682.3

Net income	—	—	110.9	—	0.2	111.1
Activity from stock incentive plans	—	—	7.8	—	—	7.8
Share repurchases	—	—	(0.4)	—	—	(0.4)
Dividends declared ($0.134 per share)	—	—	(11.9)	—	—	(11.9)
Total other comprehensive loss, net of tax	—	—	—	(1.1)	—	(1.1)
September 30, 2018	87.6	$87.6	$2,065.7	$(367.7)	$2.2	$1,787.8
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the above statements of changes in shareholders’ equity.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(DOLLARS AND SHARES (EXCEPT PER SHARE AMOUNTS) IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
ITT Inc. is a diversified manufacturer of highly engineered critical components and customized technology solutions for the transportation, industrial, and oil and gas markets. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Inc. and its subsidiaries. ITT operates through three segments: Motion Technologies, consisting of friction, shock and vibration equipment; Industrial Process, consisting of industrial flow equipment and services; and Connect & Control Technologies, consisting of electronic connectors, fluid handling, motion control and noise and energy absorption products. Financial information for our segments is presented in Note 3, Segment Information.
Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions) necessary to state fairly the financial position, results of operations, and cash flows for the periods presented. The Consolidated Condensed Balance Sheet as of December 31, 2018, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K (the 2018 Annual Report) for the year ended December 31, 2018 but does not include all disclosures required by GAAP. We consistently applied the accounting policies described in the 2018 Annual Report in preparing these unaudited financial statements, other than those related to new accounting standards adopted during the period. Refer to Note 2, Recent Accounting Pronouncements for further information. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2018 Annual Report.
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

Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)
In August 2017, the FASB issued amended guidance that simplifies the requirements of hedge accounting. The ASU enables companies to more accurately present the economic effects of risk management activities in the financial statements. The guidance requires the presentation of all items that affect earnings in the same income statement line as the hedged item and is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company adopted the provisions of ASU 2017-12 on January 1, 2019. The adoption did not result in an impact to our financial results since the Company did not have any derivatives outstanding at the time of adoption. As of September 30, 2019, the U.S. dollar equivalent notional value of the Company’s outstanding foreign currency forward contracts designated for hedge accounting was $4.7 and the fair value was nominal.
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
Accounting Pronouncements Not Yet Adopted
Measurement of Credit Losses on Financial Instruments (ASU 2016-13)
In June 2016, the FASB issued updated guidance that requires entities to use a current expected credit loss model to measure credit-related impairments for financial instruments held at amortized cost, including trade receivables. The current expected credit loss model is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability. Current expected credit losses, and subsequent adjustments, represent an estimate of lifetime expected credit losses that are recorded as an allowance deducted from the amortized cost of the financial instrument. The updated guidance is effective for the Company beginning on January 1, 2020 and will be adopted using a modified retrospective transition approach. The Company is currently evaluating the effect of adoption on our financial statements.

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

	Revenue		Operating Income		Operating Margin
For the Three Months Ended September 30	2019	2018	2019	2018	2019	2018
Motion Technologies	$304.5	$310.3	$56.7	$58.5	18.6%	18.9%
Industrial Process	240.3	205.0	22.0	23.7	9.2%	11.6%
Connect & Control Technologies	167.9	166.0	28.4	26.0	16.9%	15.7%
Total segment results	712.7	681.3	107.1	108.2	15.0%	15.9%
Asbestos-related benefit, net	—	—	56.2	4.3	—	—
Gain on sale of long-lived assets	—	—	—	38.0	—	—
Eliminations / Other corporate costs	(0.8)	(0.7)	(10.8)	(12.7)	—	—
Total Eliminations / Corporate and Other costs	(0.8)	(0.7)	45.4	29.6	—	—
Total	$711.9	$680.6	$152.5	$137.8	21.4%	20.2%

	Revenue		Operating Income		Operating Margin
For the Nine Months Ended September 30	2019	2018	2019	2018	2019	2018
Motion Technologies	$937.4	$982.8	$169.6	$175.9	18.1%	17.9%
Industrial Process	688.6	598.0	70.2	64.0	10.2%	10.7%
Connect & Control Technologies	503.1	488.0	85.4	76.3	17.0%	15.6%
Total segment results	2,129.1	2,068.8	325.2	316.2	15.3%	15.3%
Asbestos-related benefit, net	—	—	31.8	10.5	—	—
Gain on sale of long-lived assets	—	—	0.5	38.0	—	—
Eliminations / Corporate and other costs	(1.8)	(2.1)	(28.4)	(36.0)	—	—
Total Eliminations / Corporate and Other costs	(1.8)	(2.1)	3.9	12.5	—	—
Total	$2,127.3	$2,066.7	$329.1	$328.7	15.5%	15.9%

	Total Assets		Capital Expenditures		Depreciation & Amortization
As of and for the Nine Months Ended September 30	2019	2018(a)	2019	2018	2019	2018
Motion Technologies	$1,188.2	$1,147.2	$44.8	$54.1	$42.9	$42.8
Industrial Process	1,115.2	1,000.1	8.5	3.5	19.8	20.5
Connect & Control Technologies	756.0	694.0	13.4	6.0	15.9	16.2
Corporate and Other	1,004.8	1,005.5	2.6	0.2	2.5	3.0
Total	$4,064.2	$3,846.8	$69.3	$63.8	$81.1	$82.5

(a)	Amounts reflect balances as of December 31, 2018.
NOTE 4
REVENUE
The following table represents our revenue disaggregated by end market for the three and nine months ended September 30, 2019 and 2018.

For the Three Months Ended September 30, 2019	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Automotive and rail	$301.1	$—	$—	$—	$301.1
Chemical and industrial pumps	—	185.7	—	—	185.7
Aerospace and defense	1.1	—	104.0	—	105.1
Oil and gas	—	54.6	11.4	—	66.0
General industrial	2.3	—	52.5	(0.8)	54.0
Total	$304.5	$240.3	$167.9	$(0.8)	$711.9

For the Nine Months Ended September 30, 2019
Automotive and rail	$923.2	$—	$—	$(0.1)	$923.1
Chemical and industrial pumps	—	515.9	—	—	515.9
Aerospace and defense	6.2	—	308.8	—	315.0
Oil and gas	—	172.7	30.0	—	202.7
General industrial	8.0	—	164.3	(1.7)	170.6
Total	$937.4	$688.6	$503.1	$(1.8)	$2,127.3

For the Three Months Ended September 30, 2018	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Automotive and rail	$305.4	$—	$—	$—	$305.4
Chemical and industrial pumps	—	145.6	—	—	145.6
Aerospace and defense	1.3	—	92.9	—	94.2
Oil and gas	—	59.4	12.5	—	71.9
General industrial	3.6	—	60.6	(0.7)	63.5
Total	$310.3	$205.0	$166.0	$(0.7)	$680.6

For the Nine Months Ended September 30, 2018
Automotive and rail	$966.5	$—	$—	$(0.1)	$966.4
Chemical and industrial pumps	—	440.3	—	—	440.3
Aerospace and defense	5.8	—	276.6	—	282.4
Oil and gas	—	157.7	31.6	—	189.3
General industrial	10.5	—	179.8	(2.0)	188.3
Total	$982.8	$598.0	$488.0	$(2.1)	$2,066.7

Contract Assets and Liabilities
Contract assets consist of unbilled amounts where revenue recognized exceeds customer billings. Contract liabilities consist of advance payments and billings in excess of revenue recognized. The following table represents our net contract assets and liabilities as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018	Change
Current contract assets	$33.6	$21.8	54.1%
Non-current contract assets	—	0.7	(100.0)%
Current contract liabilities	(52.7)	(61.0)	(13.6)%
Net contract liabilities	$(19.1)	$(38.5)	(50.4)%

During the three and nine months ended September 30, 2019, we recognized revenue of $9.2 and $41.6, related to contract liabilities as of December 31, 2018.
Remaining Performance Obligations
For contracts greater than one year, the aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of September 30, 2019 was $98.9. Of this amount, we expect to recognize approximately $15 to $20 of revenue during 2019, approximately $65 to $75 in 2020, and the remainder thereafter.
NOTE 5
RESTRUCTURING ACTIONS
The table below summarizes the restructuring costs presented within general and administrative expenses in our Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2019 and 2018. We have initiated various restructuring activities throughout our businesses during the past two years, however there were no restructuring activities considered individually significant.

	Three Months		Nine Months
For the Periods Ended September 30	2019	2018	2019	2018
Severance and other employee-related	$6.5	$0.8	$10.5	$2.4
Other	0.2	0.1	0.4	0.6
Total restructuring costs	$6.7	$0.9	$10.9	$3.0
By segment:
Motion Technologies	0.7	0.4	$4.5	$1.7
Industrial Process	5.1	—	5.5	—
Connect & Control Technologies	0.9	0.5	0.8	1.3
Corporate and Other	—	—	0.1	—

The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Condensed Balance Sheet within accrued liabilities, for the nine months ended September 30, 2019 and 2018.

For the Periods Ended September 30	2019	2018
Restructuring accruals - beginning balance	$6.7	$8.9
Restructuring costs	10.9	3.0
Cash payments	(7.8)	(5.9)
Foreign exchange translation and other	(0.4)	0.8
Restructuring accrual - ending balance	$9.4	$6.8
By accrual type:
Severance and other employee-related	$9.1	$6.0
Other	0.3	0.8

NOTE 6
INCOME TAXES

	Three Months			Nine Months
For the Periods Ended September 30	2019	2018	Change	2019	2018	Change
Income tax expense	$34.1	$25.9	31.7%	$73.1	$42.4	72.4%
Effective tax rate	22.3%	18.9%	340bp	22.1%	13.1%	900bp

The higher effective tax rate during the third quarter of 2019 was primarily due to the 2018 release of unrecognized tax benefits of $3.4 related to audit closures and tax benefits of $1.8 in 2018 from valuation allowance reversals on deferred tax assets. The higher effective tax rate during the year-to-date period was primarily due to tax benefits of $21.6 in 2018 from German valuation allowance reversals on deferred tax assets.
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
NOTE 7
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT for the three and nine months ended September 30, 2019 and 2018.

	Three Months		Nine Months
For the Periods Ended September 30	2019	2018	2019	2018
Basic weighted average common shares outstanding	87.8	87.6	87.7	87.7
Add: Dilutive impact of outstanding equity awards	0.9	1.1	0.9	1.0
Diluted weighted average common shares outstanding	88.7	88.7	88.6	88.7

There were no anti-dilutive shares underlying stock options excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2019 and 2018.
NOTE 8
RECEIVABLES, NET

	September 30, 2019	December 31, 2018
Trade accounts receivable	$556.8	$531.7
Notes receivable	7.6	3.7
Other	21.3	22.9
Receivables, gross	585.7	558.3
Less: Allowance for doubtful accounts	(11.4)	(18.3)
Receivables, net	$574.3	$540.0

NOTE 9
INVENTORIES, NET

	September 30, 2019	December 31, 2018
Finished goods	$60.8	$64.2
Work in process	101.9	83.1
Raw materials	251.9	233.2
Inventories, net	$414.6	$380.5

Inventory related to long-term contracts of $45.7 as of December 31, 2018 has been reclassified to the respective inventory categories to conform with the current year presentation.
NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS

	September 30, 2019	December 31, 2018
Asbestos-related assets	$77.1	$67.1
Advance payments and other prepaid expenses	34.4	44.5
Current contract assets	33.6	21.8
Prepaid income taxes	15.0	19.6
Other	1.6	10.4
Other current assets	$161.7	$163.4
Other employee benefit-related assets	$119.1	$104.7
Operating lease right-of-use assets (see Note 2)	88.9	—
Capitalized software costs	31.0	35.3
Environmental-related assets	22.1	23.4
Equity method investments	9.4	7.7
Other	29.1	25.7
Other non-current assets	$299.6	$196.8

NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET

	Useful life (in years)	September 30, 2019	December 31, 2018
Machinery and equipment	2 - 10	$1,080.9	$1,056.9
Buildings and improvements	5 - 40	272.2	265.3
Furniture, fixtures and office equipment	3 - 7	78.7	69.1
Construction work in progress		66.4	67.9
Land and improvements		32.6	27.8
Other		9.8	10.3
Plant, property and equipment, gross		1,540.6	1,497.3
Less: Accumulated depreciation		(1,018.9)	(978.5)
Plant, property and equipment, net		$521.7	$518.8

Depreciation expense of $20.7 and $20.7, and $61.4 and $62.4 was recognized in the three and nine months ended September 30, 2019 and 2018, respectively.

NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the nine months ended September 30, 2019 by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2018	$294.5	$315.8	$265.6	$875.9
Acquired	—	36.6	8.7	45.3
Foreign exchange translation	(3.6)	(6.8)	(1.0)	(11.4)
Goodwill - September 30, 2019	$290.9	$345.6	$273.3	$909.8

Goodwill acquired is related to our acquisitions of Rheinhütte Pumpen Group (Rheinhütte) and Matrix Composites, Inc. (Matrix) in the second and third quarters of 2019, respectively. Goodwill acquired represents the preliminary calculation of the excess of the purchase price over the net assets acquired, the valuation of which is pending completion. Upon completion of the valuation, goodwill acquired will be adjusted to reflect the final fair value of the net assets acquired. Refer to Note 21, Acquisitions, for additional information.
Other Intangible Assets, Net
Information regarding our other intangible assets is as follows:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$179.3	$(95.7)	$83.6	$164.1	$(86.2)	$77.9
Proprietary technology	57.9	(26.8)	31.1	53.7	(25.6)	28.1
Patents and other	12.6	(9.7)	2.9	12.3	(9.4)	2.9
Finite-lived intangible total	249.8	(132.2)	117.6	230.1	(121.2)	108.9
Indefinite-lived intangibles	30.1	—	30.1	27.2	—	27.2
Other intangible assets	$279.9	$(132.2)	$147.7	$257.3	$(121.2)	$136.1

Amortization expense related to finite-lived intangible assets was $5.3 and $4.4, and $13.3 and $13.3 for the three and nine months ended September 30, 2019 and 2018, respectively.
The preliminary fair value of intangible assets acquired in connection with the purchase of Rheinhütte includes $7.4 of proprietary technology with a useful life of 7 years, $4.5 of customer relationships with a useful life of 9 years, and $3.3 for a trade name with an indefinite life. As of September 30, 2019, intangible assets acquired in connection with the purchase of Matrix have been estimated to have a preliminary fair value of $12 related to customer relationships.

NOTE 13
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	September 30, 2019	December 31, 2018
Compensation and other employee-related benefits	$149.2	$152.2
Contract liabilities and other customer-related liabilities	72.2	82.2
Asbestos-related liability	86.2	74.2
Accrued income taxes and other tax-related liabilities	28.6	33.7
Operating lease liabilities (see Note 2)	18.2	—
Accrued warranty costs	17.2	16.2
Environmental liabilities and other legal matters	17.1	24.0
Other	37.0	34.2
Accrued liabilities	$425.7	$416.7
Environmental liabilities	$55.3	$59.5
Operating lease liabilities (see Note 2)	74.4	—
Compensation and other employee-related benefits	34.4	34.2
Deferred income taxes and other tax-related accruals	24.4	25.0
Other	49.2	47.8
Other non-current liabilities	$237.7	$166.5

NOTE 14
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
For the three and nine months ended September 30, 2019, operating lease costs were $6.3 and $18.6, respectively. Short-term lease costs, variable lease costs, and sublease income are not considered material.

Future operating lease payments under non-cancellable operating leases with an initial term in excess of 12 months as of September 30, 2019 are shown below.

2019	$5.6
2020	20.3
2021	16.2
2022	13.1
2023	10.4
2024 and thereafter	58.6
Total lease payments	124.2
Less: amount of lease payments representing interest	(31.6)
Present value of future lease payments	$92.6

Short-term lease liability	$18.2
Long-term lease liability	74.4
Present value of future lease payments	$92.6

Future minimum operating lease payments under non-cancellable operating leases with an initial term in excess of 12 months as of December 31, 2018 are shown below.

2019	$22.2
2020	16.8
2021	12.6
2022	10.2
2023	8.1
2024 and thereafter	46.4
Total minimum lease payments	$116.3

Our lease portfolio has a weighted average remaining lease term of 13.7 years, and the weighted average discount rate is 3.2%. During the nine months ended September 30, 2019, we recognized non-cash right-of-use assets of $25.8 for new leases entered into during the period, primarily related to the lease renewal of a key manufacturing site in our Connect & Control segment. Operating cash outflows from operating leases during the nine months ended September 30, 2019 were $16.8.
NOTE 15
DEBT

	September 30, 2019	December 31, 2018
Commercial paper	$120.3	$114.4
Current maturities of long-term debt and finance leases	2.4	1.8
Commercial paper and current maturities of long-term debt	122.7	116.2
Long-term debt and finance leases	12.6	8.8
Total debt and finance leases	$135.3	$125.0

Commercial Paper
Commercial paper outstanding as of September 30, 2019 and December 31, 2018 was issued entirely through the Company’s euro program and had an associated weighted average interest rate of 0.05% and 0.06%, respectively. The outstanding commercial paper for both periods had maturity terms less than three months from the date of issuance.
Refer to the Liquidity section within “Item 2. Management’s Discussion and Analysis,” for additional information on our overall funding and liquidity strategy.

NOTE 16
POSTRETIREMENT BENEFIT PLANS
The following table provides the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three and nine months ended September 30, 2019 and 2018.

	2019			2018
For the Three Months Ended September 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$0.4	$0.2	$0.6	$0.4	$0.2	$0.6
Interest cost	3.1	1.0	4.1	3.0	1.0	4.0
Expected return on plan assets	(3.8)	(0.1)	(3.9)	(4.4)	—	(4.4)
Amortization of prior service cost (benefit)	0.2	(1.3)	(1.1)	0.2	(1.3)	(1.1)
Amortization of net actuarial loss	1.3	0.6	1.9	1.5	0.9	2.4
Net periodic benefit cost	1.2	0.4	1.6	0.7	0.8	1.5
Loss from settlement or curtailment	—	—	—	1.4	—	1.4
Total net periodic benefit cost	$1.2	$0.4	$1.6	$2.1	$0.8	$2.9

	2019			2018
For the Nine Months Ended September 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$1.1	$0.5	$1.6	$1.2	$0.6	$1.8
Interest cost	9.4	3.0	12.4	8.6	3.2	11.8
Expected return on plan assets	(11.0)	(0.1)	(11.1)	(11.2)	(0.2)	(11.4)
Amortization of prior service cost (benefit)	0.6	(3.9)	(3.3)	0.6	(3.9)	(3.3)
Amortization of net actuarial loss	3.9	1.7	5.6	4.5	3.1	7.6
Net periodic benefit cost	4.0	1.2	5.2	3.7	2.8	6.5
Loss from settlement or curtailment	—	—	—	1.4	—	1.4
Total net periodic benefit cost	$4.0	$1.2	$5.2	$5.1	$2.8	$7.9

In the third quarter of 2018, we recorded a settlement loss of $1.4 related to retiree lump sum pension payments in our Industrial Process segment.
We made contributions to our global postretirement plans of $19.7 and $9.7 during the nine months ended September 30, 2019 and 2018, respectively, which included a discretionary contribution of $9 to our U.S. pension plan during 2019. We expect to make contributions of approximately $3 to $4 during the remainder of 2019, principally related to our other employee-related benefit plans.
Amortization from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss was $0.6 and $2.1, and $1.7 and $4.3, net of tax, during the three and nine months ended September 30, 2019 and 2018, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.

NOTE 17
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses. The following table provides the components of LTIP costs for the three and nine months ended September 30, 2019 and 2018.

	Three Months		Nine Months
For the Periods Ended September 30	2019	2018	2019	2018
Equity-based awards	$3.9	$6.7	$12.3	$16.9
Liability-based awards	0.3	0.9	1.7	1.7
Total share-based compensation expense	$4.2	$7.6	$14.0	$18.6

At September 30, 2019, there was $21.3 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 1.9 years. Additionally, unrecognized compensation cost related to liability-based awards was $1.8, which is expected to be recognized ratably over a weighted-average period of 1.5 years.
Year-to-Date 2019 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and vest on the completion of a three-year service period. During the nine months ended September 30, 2019, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.2	$58.75
Performance stock units (PSUs)	0.1	$65.28

During the nine months ended September 30, 2019 and 2018, 0.3 and 0.2 of non-qualified stock options were exercised resulting in proceeds of $11.6 and $5.8, respectively. During the nine months ended September 30, 2019 and 2018, RSUs of 0.2 vested and were issued. During the nine months ended September 30, 2019 and 2018, PSUs of 0.2 and 0.1 that vested on December 31, 2018 and 2017, respectively, were issued.
NOTE 18
CAPITAL STOCK
On October 27, 2006, our Board of Directors approved a three-year, $1 billion share repurchase program, which it modified in 2008 to make the term indefinite. During the nine months ended September 30, 2019 and 2018, we repurchased and retired 0.5 and 1.0 shares of common stock for $28.7 and $50.0, respectively, under this program. To date, the Company has repurchased 22.7 shares for $938.1 under this program. On October 30, 2019, the Board of Directors approved a new $40 share repurchase authorization to effectively close out the current share repurchase program and approved a new indefinite term $500 share repurchase program.
Separate from the share repurchase program, the Company repurchased 0.2 and 0.1 shares during the nine months ended September 30, 2019 and 2018, respectively, for an aggregate price of $9.6 and $5.8, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs.

NOTE 19
ACCUMULATED OTHER COMPREHENSIVE LOSS

	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
December 31, 2018	$(131.6)	$(243.9)	$(375.5)
Net change during period	0.6	(2.4)	(1.8)
March 31, 2019	(131.0)	(246.3)	(377.3)
Net change during period	0.5	5.3	5.8
June 30, 2019	(130.5)	(241.0)	(371.5)
Net change during period	2.3	(34.4)	(32.1)
September 30, 2019	$(128.2)	$(275.4)	$(403.6)

	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
December 31, 2017	$(137.6)	$(210.6)	$(348.2)
Net change during period	1.1	26.5	27.6
March 31, 2018	(136.5)	(184.1)	(320.6)
Net change during period	1.1	(47.1)	(46.0)
June 30, 2018	(135.4)	(231.2)	(366.6)
Net change during period	3.9	(5.0)	(1.1)
September 30, 2018	$(131.5)	$(236.2)	$(367.7)

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
Asbestos Matters
Subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of September 30, 2019, there were approximately 24 thousand pending claims against ITT subsidiaries, including Goulds Pumps LLC, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

Pending claims – Beginning	24
New claims	3
Settlements	(1)
Dismissals	(2)
Pending claims – Ending	24

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
Based on the results of this study, in the third quarter of 2019, we decreased our estimated undiscounted asbestos liability, including legal fees, by $4.5, reflecting a decrease in costs the company estimates will be incurred to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The decrease in our estimated liability is a result of several developments, primarily favorable experience in dismissal rates and a decrease in the number of cases expected to be adjudicated, partially offset by an increase in settlement values. Further, in the third quarter of 2019, the Company increased its estimated asbestos-related assets by $63.6, primarily due to an increase in insurance recoveries since a recent favorable court ruling.
In addition to the charges associated with our annual remeasurement, we record a net asbestos charge each quarter to maintain a rolling 10-year forecast period. The table below summarizes the total net asbestos charges for the three and nine months ended September 30, 2019 and 2018.

	Three Months		Nine Months
For the Periods Ended September 30	2019	2018	2019	2018
Asbestos provision	$11.9	$13.4	$36.3	$39.3
Net asbestos remeasurement (benefit) cost	(68.1)	7.2	(68.1)	7.2
Insurance settlement agreements(a)	—	(24.9)	—	(57.0)
Asbestos-related benefit, net	$(56.2)	$(4.3)	$(31.8)	$(10.5)

(a)
During 2018, we entered into a settlement agreement and a settlement-in-principle with insurers to settle responsibility for multiple insurance claims. Under the terms of the agreements, the insurers agreed to upfront payments to a Qualified Settlement Fund for past costs in addition to providing coverage for certain future asbestos claims on specified terms and conditions.

Changes in Financial Position
The Company's estimated asbestos exposure, net of expected recoveries for the resolution of all pending claims and claims estimated to be filed in the next 10 years was $420.7 and $472.6 as of September 30, 2019 and December 31, 2018.
The following table provides a rollforward of the estimated asbestos liability and related assets for the nine months ended September 30, 2019 and 2018.

	2019			2018
For the Nine Months Ended September 30	Liability	Asset	Net	Liability	Asset	Net
Beginning balance	$849.3	$376.7	$472.6	$877.2	$368.7	$508.5
Asbestos provision(a)	45.1	8.8	36.3	48.5	9.2	39.3
Asbestos remeasurement	(4.5)	63.6	(68.1)	(8.6)	(15.8)	7.2
Insurance settlement agreement	—	—	—	—	57.0	(57.0)
Net cash activity(a)	(62.1)	(42.0)	(20.1)	(72.0)	(29.7)	(42.3)
Ending balance	$827.8	$407.1	$420.7	$845.1	$389.4	$455.7
Current portion	$86.2	$77.1		$73.3	$67.1
Noncurrent portion	$741.6	$330.0		$771.8	$322.3

(a)	Includes certain administrative costs such as legal-related costs for insurance asset recoveries.
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
The following table provides a rollforward of the estimated environmental liability for the nine months ended September 30, 2019 and 2018.

For the Nine Months Ended September 30	2019	2018
Environmental liability - beginning balance	$66.8	$73.9
Change in estimates for pre-existing accruals	0.2	3.4
Accruals added during the period for new matters	—	2.0
Payments(a)	(4.4)	(14.6)
Foreign currency	(0.2)	0.1
Environmental liability - ending balance	$62.4	$64.8

(a)	Includes cash payments of $9.7 for the nine months ended September 30, 2018 related to the sale of a former operating location.
Environmental-related assets, representing estimated recoveries from insurance providers and other third parties, were $22.1 and $23.3 as of September 30, 2019 and 2018, respectively.
We are currently involved with 29 active environmental investigation and remediation sites. At September 30, 2019, we have estimated the potential high-end liability range of environmental-related matters to be $109.0.

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
NOTE 21
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
Matrix Composites, Inc. (Matrix)
On July 3, 2019, we completed the acquisition of 100% of the privately held stock of Matrix for a purchase price of $25.8, net of cash acquired, that is subject to change based on customary net working capital adjustments. The transaction was funded from the Company’s cash. Matrix, a manufacturer of precision composite components within the aerospace and defense market, had 2018 revenue of approximately $12 with growth expected due to a ramp up in production on several next-generation aircraft engine platforms. Matrix has approximately 115 employees and is reported within the Connect & Control Technologies segment.
The purchase prices for Rheinhütte and Matrix were allocated to net assets acquired and liabilities assumed based on their preliminary fair values as of the respective acquisition date, with the excess of the purchase price of $36.6 and $8.7 recorded as goodwill, respectively. Other intangibles identified for Rheinhütte include customer relationships, proprietary technology and trade names. Preliminary intangible assets for Matrix consist of customer relationships. The primary areas of the purchase price allocations that are not yet finalized relate to the valuation of certain tangible and intangible assets, liabilities, income tax, and residual goodwill. For each acquisition, we expect to obtain the information necessary to finalize the fair value of the net assets and liabilities during the measurement period, not to exceed one year from the relevant acquisition date. Changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period they occur. The goodwill arising from these acquisitions is not expected to be deductible for income tax purposes.

Preliminary Allocations of Purchase Price

	Rheinhütte	Matrix
Cash	$4.7	$0.5
Receivables	9.7	1.1
Inventory	15.2	1.8
Plant, property and equipment	22.2	2.9
Goodwill	36.6	8.7
Other intangible assets	15.2	12.0
Other assets	3.4	1.9
Accounts payable and accrued liabilities	(6.7)	(2.0)
Other liabilities	(5.3)	(0.6)
Net assets acquired	$95.0	$26.3

Pro forma results of operations have not been presented because the acquisitions were not deemed material as of the acquisition dates.

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
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three and nine months ended September 30, 2018, unless stated otherwise.
DISCUSSION OF FINANCIAL RESULTS
Three and Nine Months Ended September 30

	Three Months				Nine Months
	2019	2018	Change		2019	2018	Change
Revenue	$711.9	$680.6	4.6%		$2,127.3	$2,066.7	2.9%
Gross profit	231.3	226.5	2.1%		682.1	676.7	0.8%
Gross margin	32.5%	33.3%	(80	)bp	32.1%	32.7%	(60	)bp
Operating expenses	78.8	88.7	(11.2%)		353.0	348.0	1.4%
Operating expense to revenue ratio	11.1%	13.0%	(190	)bp	16.6%	16.8%	(20	)bp
Operating income	152.5	137.8	10.7%		329.1	328.7	0.1%
Operating margin	21.4%	20.2%	120	bp	15.5%	15.9%	(40	)bp
Interest and non-operating (income) expenses, net	(0.4)	0.7	(157.1%)		(1.3)	4.0	(132.5%)
Income tax expense	34.1	25.9	31.7%		73.1	42.4	72.4%
Effective tax rate	22.3%	18.9%	340	bp	22.1%	13.1%	900	bp
Income from continuing operations attributable to ITT Inc.	118.7	111.0	6.9%		256.9	281.8	(8.8%)
Net income attributable to ITT Inc.	118.6	110.9	6.9%		256.7	281.8	(8.9%)

Executive Summary
In the third quarter of 2019, ITT continued to deliver top-line growth and increased operating margin despite the challenging global economic environment. Our results are a reflection of our continued focus on operational excellence and cost reduction actions, that will help us win share in key global end markets and combat future market uncertainty.

Summary of Key Performance Indicators for the Third Quarter of 2019
Revenue	Orders	Operating Income	Operating Margin	EPS	Operating Cash Flow
$712	$702	$153	21.4%	$1.34	$222
5% Increase	3% Decrease	11% Increase	120bp Increase	7% Increase	10% Decrease
Organic Revenue	Organic Orders	Adjusted Operating Income	Adjusted Operating Margin	Adjusted EPS	Adjusted Free Cash Flow
$705	$695	$108	15.2%	$0.97	$194
4% Increase	4% Decrease	14% Increase	130bp Increase	18% Increase	9% Decrease
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliations between GAAP and non-GAAP metrics.
Our third quarter 2019 results include:

•
Revenue of $711.9 increased $31.3, or 4.6%. Excluding an unfavorable foreign currency impact of $15.6 and revenue of $22.6 from our acquisitions of Rheinhütte and Matrix, organic revenue increased 3.6%, driven by the strength of our diversified portfolio as industrial grew 10% and transportation grew 2%, more than offsetting a 5% decline in oil and gas.

•
Orders of $702.1 decreased $20.0, or 2.8%. Excluding unfavorable foreign currency of $16.0, and orders of $22.8 from the Rheinhütte and Matrix acquisitions, organic orders decreased 3.7%. The decrease was driven mainly by a decline in pump projects due to project delays and difficult prior year comparisons and slower industrial demand. Transportation orders were flat as strong growth in rail and commercial aerospace was offset by lower defense orders due to program timing. Compared to the second quarter of 2019, third quarter organic orders were flat.

•
Operating income of $152.5 increased $14.7, or 10.7%, as a higher net asbestos benefit of $52 primarily driven by our annual remeasurement, was partially offset by a $38 gain in the prior year from the sale of a former operating location. Segment operating income declined 1.0% to $107.1, reflecting a margin of 15.0%, which included higher restructuring and acquisition-related costs of $11.2. Adjusted segment operating income grew 10% to $117.9 and produced a margin of 16.6% from continued productivity and supply chain improvements and cost containment actions, as well as benefits from volume leverage. The growth was partially offset by higher commodity costs, strategic investments, unfavorable product mix and tariffs.

•
Income from continuing operations of $1.34 per diluted share increased $0.09, due to higher operating income, partially offset by an increase in tax expense. Adjusted income from continuing operations was $0.97 per diluted share, reflecting a $0.15, or 18.3%, increase from the prior year.

In terms of capital deployment, during the third quarter we returned $18 to shareholders in the form of share repurchases and recently our Board of Directors approved a $40 share repurchase authorization to effectively close out our current $1 billion share repurchase program. In addition, the Board of Directors approved a new indefinite term $500 share repurchase program. Earlier this year, we also completed two close-to-core strategic acquisitions that were already accretive to adjusted EPS and will continue to pursue opportunities going forward. Additionally, we are investing in a new CCT plating line, Value Analysis and Value Engineering to improve pump performance and reduce costs in IP, and the development of the ITT Smart Pad in MT along with the expansion of our global production facility in Mexico.

REVENUE
The following tables illustrate our revenue derived from each of our segments for the three and nine months ended September 30, 2019 and 2018.

For the Three Months Ended September 30	2019	2018	Change	Organic Growth (Decline)(a)
Motion Technologies	$304.5	$310.3	(1.9)%	1.7%
Industrial Process	240.3	205.0	17.2%	9.9%
Connect & Control Technologies	167.9	166.0	1.1%	(0.8)%
Eliminations	(0.8)	(0.7)
Total Revenue	$711.9	$680.6	4.6%	3.6%

For the Nine Months Ended September 30
Motion Technologies	$937.4	$982.8	(4.6)%	0.5%
Industrial Process	688.6	598.0	15.2%	12.7%
Connect & Control Technologies	503.1	488.0	3.1%	3.3%
Eliminations	(1.8)	(2.1)
Total Revenue	$2,127.3	$2,066.7	2.9%	4.7%
ORDERS
The following tables illustrate our orders derived from each of our segments for the three and nine months ended September 30, 2019 and 2018.

For the Three Months Ended September 30	2019	2018	Change	Organic Growth (Decline)(a)
Motion Technologies	$309.0	$314.2	(1.7)%	2.0%
Industrial Process	235.0	241.7	(2.8)%	(8.6)%
Connect & Control Technologies	158.8	166.8	(4.8)%	(7.4)%
Eliminations	(0.7)	(0.6)
Total Orders	$702.1	$722.1	(2.8)%	(3.7)%

For the Nine Months Ended September 30
Motion Technologies	$952.4	$1,011.7	(5.9)%	(0.6)%
Industrial Process	666.6	689.2	(3.3)%	(5.4)%
Connect & Control Technologies	517.4	525.8	(1.6)%	(1.6)%
Eliminations	(2.6)	(1.6)
Total Orders	$2,133.8	$2,225.1	(4.1)%	(2.4)%

(a)	See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue and organic orders.
Motion Technologies (MT)
MT revenue for the three and nine months ended September 30, 2019 decreased $5.8, or 1.9%, and $45.4, or 4.6%, respectively. Excluding the impact of foreign currency translation of $11.2 and $50.5 for the three and nine month periods, organic revenue increased $5.4 and $5.1, respectively. This performance was driven by strength in global rail as well as Friction OEM share gains which significantly outpaced the global auto market, offset by a decline in our Wolverine business. KONI & Axtone sales grew 11% and 12%, for the three and nine month periods, respectively, on strength in rail in Europe and Asia. Friction sales increased 2% and 1%, for the three and nine month periods, respectively, due to OEM market share gains in North America, Europe and China which helped offset contraction in the global auto market and lower aftermarket activity. Wolverine sales decreased 9% and 14% during the three and nine month periods due to weakness in global auto markets and customer share loss.

Orders for the three and nine months ended September 30, 2019 decreased $5.2, or 1.7%, and $59.3, or 5.9%, respectively. Excluding unfavorable foreign currency translation impacts of $11.6 and $53.7, respectively, organic orders increased $6.4, or 2.0% during the third quarter of 2019, but decreased $5.6, or 0.6% year-to-date. Excluding a prior year Russian rail order of $14, MT year-to-date organic orders increased $8.4, or 0.8%. In 2019, global rail market share gains were partially offset by weakness in our Wolverine business.
Industrial Process (IP)
IP revenue for the three and nine months ended September 30, 2019 increased $35.3, or 17.2%, and $90.6, or 15.2%, respectively, which included revenue of $18.4 and $26.3, from our second quarter acquisition of Rheinhütte, and an unfavorable foreign currency translation impact of $3.4 and $11.4, respectively. Organic revenue for the three and nine month periods increased $20.3, or 9.9%, and $75.7, or 12.7%, respectively, driven by significant growth in pump projects.
During the three and nine months ended September 30, 2019, revenue from pump projects increased 38% and 44%, respectively, driven by strength in the chemical and mining markets primarily within North America. Within our short-cycle business, revenue for the three and nine month periods increased 2% and 5%, respectively, from baseline pumps and aftermarket parts in the oil and gas market. Revenue from our short-cycle business for the quarter was also impacted by weaker service demand.
Orders for the three and nine months ended September 30, 2019 decreased $6.7, or 2.8%, and $22.6, or 3.3%, which included orders of $17.5 and $27.7, respectively, from our second quarter acquisition of Rheinhütte, and an unfavorable foreign currency translation impact of $3.5 and $12.8, respectively. Organic orders decreased $20.7, or 8.6%, and $37.5, or 5.4%, respectively, for the three and nine month periods due to pump project declines of 12% and 13%, driven by project delays and difficult comparisons to the prior year in the chemical and oil and gas markets partially offset by industrial. Orders from our short-cycle business during the third quarter and year-to-date periods declined 7% and 3% due mainly to weakness in industrial valves and aftermarket parts. In addition, for the quarter there was a decline in service demand in the Middle East.
The level of order and shipment activity related to project pumps can vary significantly from period to period, which may impact year-over-year comparisons. IP’s backlog as of September 30, 2019 was $425.2, a decrease of $19.0, or 4.3%, compared to December 31, 2018.
Connect & Control Technologies (CCT)
CCT revenue for the three months ended September 30, 2019 increased $1.9, or 1.1%, which included revenue of $4.2 from our third quarter acquisition of Matrix and an unfavorable foreign currency translation impact of $1.0. Organic revenue decreased $1.3, or 0.8% driven by lower defense component sales due to strong prior year program activity and decreases in industrial and oil and gas sales. This was partially offset by growth in commercial aerospace of 7%.
CCT revenue for the nine months ended September 30, 2019 increased $15.1, or 3.1%, which included revenue of $4.2 from our third quarter acquisition of Matrix, and an unfavorable foreign currency translation impact of $5.1. Organic revenue increased $16.0, or 3.3% driven by growth in commercial aerospace of 12% mainly within components and aftermarket. This was partially offset by declines in defense components due to prior year programs and oil and gas due to lower activity in the Middle East and Latin America regions.
Orders for the three months ended September 30, 2019, decreased $8.0, or 4.8%, which included orders of $5.3 from our third quarter acquisition of Matrix and an unfavorable foreign currency translation impact of $0.9. Organic orders decreased $12.4, or 7.4%, due to lower defense connectors on strong prior year program activity and lower industrial orders, partially offset by an increase in commercial aerospace components of 7%.
Orders for the nine months ended September 30, 2019 decreased $8.4 or 1.6%, which included orders of $5.3 from our third quarter acquisition of Matrix and an unfavorable foreign currency translation impact of $5.5. Organic orders decreased $8.2, or 1.6%, due to weakness in the industrial market and lower rotorcraft orders. This was partially offset by commercial aerospace and defense growth.
On July 11, 2017, the U.S. Defense Logistics Agency, Land and Maritime (DLA) issued a notice that it had removed certain of our military-specification connector products from the Qualified Products List (QPL).  Annual sales of these military-specification connectors were estimated to range from $8 to $10 prior to the removal of these products from the QPL. The Company is making progress as the status of approximately half of these products has been restored on the QPL and we expect the majority of the remaining products will be restored by the middle of 2020.

GROSS PROFIT
Gross profit for the three months ended September 30, 2019 and 2018 was $231.3 and $226.5, reflecting a gross margin of 32.5% and 33.3%, respectively. Gross profit for the nine months ended September 30, 2019 and 2018 was $682.1 and $676.7, reflecting a gross margin of 32.1% and 32.7%, respectively. The declines in gross margin were primarily due to higher commodity costs and tariffs and unfavorable product mix. These were partially offset by supply chain and productivity improvements across all segments and sales volume leverage.
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
OPERATING EXPENSES

	Three Months			Nine Months
For the Periods Ended September 30	2019	2018	Change	2019	2018	Change
General and administrative expenses	$69.5	$68.0	2.2%	$187.5	$196.6	(4.6)%
Sales and marketing expenses	41.6	40.8	2.0%	124.5	127.7	(2.5)%
Research and development expenses	23.8	24.2	(1.7)%	73.1	74.7	(2.1)%
Loss (gain) on sale of long-lived assets	0.1	(40.0)	**	(0.3)	(40.5)	**
Asbestos-related benefit, net	(56.2)	(4.3)	**	(31.8)	(10.5)	**
Total operating expenses	$78.8	$88.7	(11.2)%	$353.0	$348.0	1.4%
Total Operating Expenses By Segment:
Motion Technologies	$40.0	$40.6	(1.5)%	$120.0	$131.9	(9.0)%
Industrial Process	50.5	44.2	14.3%	136.9	127.4	7.5%
Connect & Control Technologies	33.7	33.5	0.6%	100.0	101.1	(1.1)%
Corporate & Other	(45.4)	(29.6)	53.4%	(3.9)	(12.4)	(68.5)%
** Resulting percentage change not considered meaningful.
General and administrative (G&A) expenses for the three months ended September 30, 2019 increased $1.5, due to higher legal and acquisition-related costs of $5.9 and restructuring costs of $5.8, partially offset by lower compensation and benefit costs of $7.2 and favorable foreign exchange of $4.0. G&A expenses for the nine months ended September 30, 2019 decreased $9.1, due to favorable compensation and benefit costs of $13.6, European investment incentives of $5.0, and favorable foreign exchange of $5.3, which were partially offset by higher restructuring costs of $7.9 and acquisition-related costs of $5.7.
Sales and marketing expenses for the three and nine months ended September 30, 2019 increased $0.8 and decreased $3.2, respectively. The three and nine month periods include incremental costs of $2.9 and $4.4, respectively, from our 2019 acquisitions of Rheinhütte and Matrix and favorable foreign currency impact of $0.6 and $2.8, respectively. Excluding these items, sales and marketing expenses decreased $1.5 and $4.8 for the three and nine month periods, respectively, primarily driven by cost reduction actions across all segments.
Research and development expenses for the three and nine months ended September 30, 2019 decreased $0.4 and $1.6, respectively.
During the third quarter of 2018, we recognized a gain on sale of long-lived assets of $40.0 primarily due to the sale of a former operating location for a net gain of $38.

Asbestos-related benefit increased $51.9, and $21.3, during the three and nine months ended September 30, 2019, respectively. The change for the three and nine month periods was primarily due to the current year remeasurement benefit of $68.1 compared to a remeasurement cost of $7.2 in the prior year, offset by a prior year insurance settlement of $24.9. The year-to-date fluctuation also includes a $32.1 benefit from an insurance settlement recorded in the first quarter of 2018. See Note 20, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.
OPERATING INCOME

	Three Months				Nine Months
For the Periods Ended September 30	2019	2018	Change		2019	2018	Change
Motion Technologies	$56.7	$58.5	(3.1)%		$169.6	$175.9	(3.6)%
Industrial Process	22.0	23.7	(7.2)%		70.2	64.0	9.7%
Connect & Control Technologies	28.4	26.0	9.2%		85.4	76.3	11.9%
Segment operating income	107.1	108.2	(1.0)%		325.2	316.2	2.8%
Asbestos-related benefit, net	56.2	4.3	**		31.8	10.5	**
Gain on sale of long-lived assets	—	38.0	**		0.5	38.0	**
Other corporate costs	(10.8)	(12.7)	15.0%		(28.4)	(36.0)	21.1%
Total corporate	45.4	29.6	53.4%		3.9	12.5	(68.8)%
Total operating income	$152.5	$137.8	10.7%		$329.1	$328.7	0.1%
Operating margin:
Motion Technologies	18.6%	18.9%	(30	)bp	18.1%	17.9%	20	bp
Industrial Process	9.2%	11.6%	(240	)bp	10.2%	10.7%	(50	)bp
Connect & Control Technologies	16.9%	15.7%	120	bp	17.0%	15.6%	140	bp
Segment operating margin	15.0%	15.9%	(90	)bp	15.3%	15.3%	—
Consolidated operating margin	21.4%	20.2%	120	bp	15.5%	15.9%	(40	)bp
** Resulting percentage change not considered meaningful.
MT operating income for the three months ended September 30, 2019 decreased $1.8, and had a margin decline of 30 basis points. Operating income for the nine months ended September 30, 2019 decreased $6.3, and had a margin improvement of 20 basis points. Operating income for both periods was unfavorably impacted by higher commodity costs and tariffs, foreign currency, and higher strategic investment. These were partially offset by supply chain, productivity and restructuring actions which provided a benefit of $12 and $33 for the quarter and year-to-date periods, respectively. In addition, the nine month period benefited from European investment incentives of $5.
IP operating income for the three months ended September 30, 2019 decreased $1.7, and had a margin decline of 240 basis points. The decrease in operating income was primarily driven by an increase in restructuring and acquisition costs, higher commodity costs and unfavorable sales mix, partially offset by favorable volume, benefits from productivity and supply chain actions, and project execution. Operating income for the nine months ended September 30, 2019 increased $6.2, and had a margin decline of 50 basis points. The increase in operating income was primarily driven by favorable volume, price, and savings from productivity and supply chain actions, which more than offset higher commodity costs and tariffs, unfavorable sales mix, and higher restructuring and acquisition costs.
CCT operating income for the three months ended September 30, 2019 increased $2.4, and had a margin improvement of 120 basis points. CCT operating income for the nine months ended September 30, 2019 increased $9.1, and had a margin improvement of 140 basis points. The increase was driven by benefits from productivity, supply chain, and restructuring actions, which were partially offset by unfavorable commodity costs, strategic investments, and sales mix.
Other corporate costs for the three and nine months ended September 30, 2019 decreased $1.9 and $7.6, respectively. The decline in corporate costs for the three month period reflects lower compensation costs which included savings from cost reduction actions, partially offset by higher legal costs. The decline in corporate costs for the nine month period reflects lower compensation costs which included cost reduction actions as well as lower environmental costs.

INTEREST AND NON-OPERATING INCOME AND EXPENSES, NET

	Three Months			Nine Months
For the Periods Ended September 30	2019	2018	Change	2019	2018	Change
Interest and non-operating (income) expenses, net	$(0.4)	$0.7	(157.1)%	$(1.3)	$4.0	(132.5)%
The change during the three and nine months ended September 30, 2019 was due to favorable interest rates on commercial paper borrowings, interest income earned on time deposits, and lower pension-related expense, partially offset by interest income in the prior year related to a change in uncertain tax position.
INCOME TAX EXPENSE

	Three Months				Nine Months
For the Periods Ended September 30	2019	2018	Change		2019	2018	Change
Income tax expense	$34.1	$25.9	31.7%		$73.1	$42.4	72.4%
Effective tax rate	22.3%	18.9%	340	bp	22.1%	13.1%	900	bp
The higher effective tax rate during the third quarter of 2019 was primarily due to the 2018 release of unrecognized tax benefits of $3.4 related to audit closures and tax benefits of $1.8 in 2018 from valuation allowance reversals on deferred tax assets. The higher effective tax rate during the year-to-date period was primarily due to tax benefits of $21.6 in 2018 from German valuation allowance reversals on deferred tax assets.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We plan to transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. The passage of the Tax Act provides greater flexibility around our global cash management strategy related to the amount and timing of transfers, and we will continue to support growth and expansion in markets outside of the U.S. through the development of products, increased capital spending, and potential foreign acquisitions. During the year ended December 31, 2018, we had net cash distributions from foreign countries to the U.S. of $318.1. Net cash distributions from foreign countries to the U.S. during the nine months ended September 30, 2019 was $11.4. The timing and amount of any additional future distributions remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. Through the third quarter of 2019, we declared dividends of $0.147 per share for shareholders of record on March 11, 2019, June 10, 2019 and September 10, 2019. The dividends declared in 2019 of $39.0 were a 9.6% increase from dividends declared in 2018.
During the nine months ended September 30, 2019 and 2018, we repurchased and retired 0.5 and 1.0 shares of common stock for $28.7 and $50.0, respectively, under our $1 billion share repurchase program. To date, under the program, the Company has repurchased 22.7 shares for $938.1. In addition, on October 30, 2019, the Board of Directors approved a new $40 share repurchase authorization to effectively close out our current $1 billion share repurchase program and approved the adoption of a new indefinite term $500 share repurchase program.

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
Commercial Paper
We have access to the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. As of September 30, 2019, we had outstanding commercial paper of $120.3 through our European program. The average outstanding commercial paper balance during the nine months ended September 30, 2019 was $129.8. There have been no other material changes that have impacted our funding and liquidity capabilities since December 31, 2018.
Revolving Credit Agreement
Our $500 revolving credit agreement (the Revolving Credit Agreement) provides for increases of up to $200 for a possible maximum total of $700 in aggregate principal amount, at the request of the Company and with the consent of the institutions providing such increased commitments. The Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The provisions of the Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined therein, of at least 3.0 and a leverage ratio, as defined therein, of not more than 3.0. Our interest coverage ratio and leverage ratio were within the prescribed thresholds as of September 30, 2019, and as of that date there were no outstanding borrowings under our Revolving Credit Agreement. In the event of a ratings downgrade of the Company to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the Revolving Credit Agreement. The Revolving Credit Agreement matures in November 2021.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations, for the nine months ended September 30, 2019 and 2018.

For the Nine Months Ended September 30	2019	2018
Operating activities	$221.7	$246.6
Investing activities	(180.8)	(21.1)
Financing activities	(36.9)	(76.2)
Foreign exchange	(10.6)	(11.4)
Total net cash flow (used in) provided by continuing operations	(6.6)	137.9
Net cash provided by (used) in discontinued operations	1.1	(1.9)
Net change in cash and cash equivalents	$(5.5)	$136.0
Operating Activities
The decrease in net cash provided by operating activities was driven by $19.0 in proceeds received in 2018 from an environmental insurance-related settlement, higher income tax payments of $16.9 in 2019, a discretionary postretirement contribution of $9.0 and unfavorable changes in working capital. These items were partially offset by a decline in net asbestos and environmental payments of $22.2 and $10.2, respectively, and an increase in segment operating income. Additionally, in 2019 the Company’s net settlement of a $10 civil matter with the DOJ was partially offset by proceeds received of $9 from an intellectual property settlement.
Investing Activities
The increase in net cash used in investing activities was driven by our 2019 acquisitions of Rheinhütte and Matrix for a total of $113.1 and proceeds of $40 in 2018 from the sale of a former operating location. In addition, capital expenditures increased $5.5 compared to the prior year.

Financing Activities
The change in net cash from financing activities was driven by an increase in net borrowings of $18.7 and a decline in repurchases of ITT common stock of $17.5. In addition, proceeds from the issuance of common stock increased $5.8.
Discontinued Operations
The change in net cash from discontinued operations was primarily driven by a tax-related reimbursement of $1.8 from a former subsidiary and lower payments for environmental remediation activities.
Asbestos
Based on the estimated undiscounted asbestos liability as of September 30, 2019 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 49% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers and our expectation that certain insurance policies will exhaust within the next 10 years. In the 10th year of our estimate, our insurance recoveries are currently projected to be approximately 29%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at September 30, 2019.
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
We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•
“Organic revenue” and “organic orders” are defined as revenue and orders, excluding the impacts of foreign currency fluctuations, acquisitions, and divestitures. Divestitures include sales of portions of our business that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Management believes that reporting organic revenue and organic orders provides useful information to investors by helping identify underlying trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. Reconciliations of organic revenue and orders for the three and nine months ended September 30, 2019 are provided below.

Three Months Ended September 30	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2019 Revenue	$304.5	$240.3	$167.9	$(0.8)	$711.9
Acquisitions	—	(18.4)	(4.2)	—	(22.6)
Foreign currency translation	11.2	3.4	1.0	—	15.6
2019 Organic revenue	$315.7	$225.3	$164.7	$(0.8)	$704.9
2018 Revenue	$310.3	$205.0	$166.0	$(0.7)	$680.6
Organic growth (decline)	5.4	20.3	(1.3)	(0.1)	24.3
Percentage change	1.7%	9.9%	(0.8)%		3.6%

Nine Months Ended September 30
2019 Revenue	$937.4	$688.6	$503.1	$(1.8)	$2,127.3
Acquisitions	—	(26.3)	(4.2)	—	(30.5)
Foreign currency translation	50.5	11.4	5.1	(0.2)	66.8
2019 Organic revenue	$987.9	$673.7	$504.0	$(2.0)	$2,163.6
2018 Revenue	$982.8	$598.0	$488.0	$(2.1)	$2,066.7
Organic growth	5.1	75.7	16.0	0.1	96.9
Percentage change	0.5%	12.7%	3.3%		4.7%

Three Months Ended September 30	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2019 Orders	$309.0	$235.0	$158.8	$(0.7)	$702.1
Acquisitions	—	(17.5)	(5.3)	—	(22.8)
Foreign currency translation	11.6	3.5	0.9	—	16.0
2019 Organic orders	$320.6	$221.0	$154.4	$(0.7)	$695.3
2018 Orders	$314.2	$241.7	$166.8	$(0.6)	$722.1
Organic growth (decline)	6.4	(20.7)	(12.4)	(0.1)	(26.8)
Percentage change	2.0%	(8.6)%	(7.4)%		(3.7)%

Nine Months Ended September 30
2019 Orders	$952.4	$666.6	$517.4	$(2.6)	$2,133.8
Acquisitions	—	(27.7)	(5.3)	—	(33.0)
Foreign currency translation	53.7	12.8	5.5	—	72.0
2019 Organic orders	$1,006.1	$651.7	$517.6	$(2.6)	$2,172.8
2018 Orders	$1,011.7	$689.2	$525.8	$(1.6)	$2,225.1
Organic decline	(5.6)	(37.5)	(8.2)	(1.0)	(52.3)
Percentage change	(0.6)%	(5.4)%	(1.6)%		(2.4)%

•
“Adjusted operating income” and “Adjusted segment operating income” are defined as operating income, adjusted to exclude special items that include, but are not limited to, asbestos-related costs, restructuring costs, realignment costs, certain asset impairment charges, certain acquisition-related expenses, and unusual or infrequent items. Special items represent significant charges or credits that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. “Adjusted operating margin” and “Adjusted segment operating margin” is defined as adjusted operating income or adjusted segment operating income divided by revenue. We believe that these financial measures are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.

Reconciliations of operating income to adjusted operating income for the three and nine months ended September 30, 2019 and 2018 are provided below.

Three Months Ended September 30, 2019	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income	$56.7	$22.0	$28.4	$107.1	$45.4	$152.5
Asbestos-related benefit, net	—	—	—	—	(56.2)	(56.2)
Restructuring costs	0.7	5.1	0.9	6.7	—	6.7
Acquisition-related expenses	—	3.0	0.3	3.3	—	3.3
Realignment costs and other(a)	(0.1)	1.0	(0.1)	0.8	0.8	1.6
Adjusted operating income (loss)	$57.3	$31.1	$29.5	$117.9	$(10.0)	$107.9
Adjusted operating margin	18.8%	12.9%	17.6%	16.6%		15.2%

Nine Months Ended September 30, 2019
Operating income	$169.6	$70.2	$85.4	$325.2	$3.9	$329.1
Asbestos-related benefit, net	—	—	—	—	(31.8)	(31.8)
Restructuring costs	4.5	5.5	0.8	10.8	0.1	10.9
Acquisition-related expenses	—	5.9	1.1	7.0	—	7.0
Realignment costs and other(a)	1.2	1.5	0.2	2.9	0.5	3.4
Adjusted operating income (loss)	$175.3	$83.1	$87.5	$345.9	$(27.3)	$318.6
Adjusted operating margin	18.7%	12.1%	17.4%	16.3%		15.0%

(a)
Realignment costs and other includes costs associated with a legal matter at MT, an intangible asset impairment and management reorganization at IP, as well as costs associated with a resolved DOJ civil matter at CCT. Realignment costs and other at Corporate primarily relate to a management reorganization.

Three Months Ended September 30, 2018	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income	$58.5	$23.7	$26.0	$108.2	$29.6	$137.8
Net gain related to sale of former operating location	—	—	—	—	(38.0)	(38.0)
Asbestos-related benefit, net	—	—	—	—	(4.3)	(4.3)
Restructuring costs	0.4	—	0.5	0.9	—	0.9
Acquisition-related expenses	(2.1)	—	—	(2.1)	—	(2.1)
Realignment costs and other	—	—	—	—	0.1	0.1
Adjusted operating income (loss)	$56.8	$23.7	$26.5	$107.0	$(12.6)	$94.4
Adjusted operating margin	18.3%	11.6%	16.0%	15.7%		13.9%

Nine Months Ended September 30, 2018
Operating income	$175.9	$64.0	$76.3	$316.2	$12.5	$328.7
Net gain related to sale of former operating location	—	—	—	—	(38.0)	(38.0)
Asbestos-related benefit, net	—	—	—	—	(10.5)	(10.5)
Restructuring costs	1.7	—	1.3	3.0	—	3.0
Acquisition-related expenses	(0.6)	—	—	(0.6)	—	(0.6)
Realignment costs and other	—	—	—	—	(0.4)	(0.4)
Adjusted operating income (loss)	$177.0	$64.0	$77.6	$318.6	$(36.4)	$282.2
Adjusted operating margin	18.0%	10.7%	15.9%	15.4%		13.7%

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

A reconciliation of adjusted income from continuing operations, including adjusted income from continuing operations per diluted share, for the three and nine months ended September 30, 2019 and 2018 is provided below.

	Three Months		Nine Months
For the Periods Ended September 30	2019	2018	2019	2018
Income from continuing operations attributable to ITT Inc.	$118.7	$111.0	$256.9	$281.8
Net asbestos-related benefit, net of tax expense of $13.2, $1.0, $7.5 and $2.5, respectively	(43.0)	(3.3)	(24.3)	(8.0)
Net gain related to sale of a former operating location, net of tax expense of $0.0, $8.9, $0.1, and $8.9, respectively	—	(29.0)	(0.3)	(29.1)
Restructuring costs, net of tax benefit of $1.7, $0.3 $2.9, and $0.7, respectively	5.0	0.6	8.0	2.3
Acquisition-related costs (benefit), net of tax (benefit) expense of ($1.1), $0.6, ($2.0) and $0.2, respectively	2.2	(1.5)	5.0	(0.4)
Tax-related special items(a)	2.2	(5.4)	1.7	(32.6)
Realignment costs, net of tax benefit of $0.2, $0.0, $0.3, and $0.1, respectively(b)	0.5	—	1.0	—
Other unusual or infrequent items, net of tax (benefit) expense of $(0.3), $0.0, ($0.6) and $0.1, respectively(c)	0.6	0.3	1.9	(0.1)
Adjusted income from continuing operations	$86.2	$72.7	$249.9	$213.9
Income from continuing operations attributable to ITT Inc. per diluted share	$1.34	$1.25	$2.90	$3.18
Adjusted income from continuing operations per diluted share	$0.97	$0.82	$2.82	$2.41

(a)
Tax-related special items during the three and nine months ended September 30, 2019 primarily relate to tax expense on undistributed foreign earnings. Tax-related special items during the nine months ended September 30, 2018 are due to favorable valuation allowance impacts on deferred tax assets in Germany and adjustments to our provisional tax estimate associated with the Tax Act. Both the three and nine month periods in 2018 also include benefits from uncertain tax positions.

(b)	Realignment costs during the three and nine months ended September 30, 2019 primarily relate to management reorganizations costs at IP and our Corporate Headquarters.

(c)	Other unusual or infrequent items in 2019 include a legal matter at MT and costs associated with a resolved DOJ civil matter at CCT.

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

A reconciliation of adjusted free cash flow, including adjusted free cash flow conversion for the nine months ended September 30, 2019 and 2018 is provided below.

For the Nine Months Ended September 30	2019	2018
Net cash provided by operating activities	$221.7	$246.6
Capital expenditures	(69.3)	(63.8)
Net asbestos cash flows	20.1	42.3
Insurance settlement agreement, net	—	(16.9)
Restructuring cash payments	7.8	5.9
Discretionary pension contributions, net of tax	6.9	—
Legal settlements, net	5.1	—
Acquisition and other	1.5	—
Adjusted free cash flow	$193.8	$214.1
Adjusted free cash flow conversion	77.6%	100.1%

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to asbestos and environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues and commercial or contractual disputes and acquisitions or divestitures. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 20, Commitments and Contingencies to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Report and are incorporated by reference herein. Such descriptions include the following recent developments:
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
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to the variables and uncertainties inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries. As of September 30, 2019, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $827.8, including expected legal fees, and an associated asset of $407.1 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $420.7.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer and affiliated purchasers

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(2)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(2)
7/1/2019 - 7/31/2019	—	$—	—	$80.1
8/1/2019 - 8/31/2019	0.3	$55.77	0.3	$61.9
9/1/2019 - 9/30/2019	—	$—	—	$61.9

(1)	Average price paid per share is calculated on a settlement basis and includes commissions.

(2)
On October 27, 2006, our Board of Directors approved a three-year, $1 billion share repurchase program which it modified on December 16, 2008 to make the term indefinite. As of September 30, 2019, we had repurchased 22.7 shares for $938.1, including commissions, under this program. On October 30, 2019, the Board of Directors approved a $40 share repurchase authorization to effectively close out the current share repurchase program and in addition approved a new $500 share repurchase program with an indefinite life. We intend to utilize the program in a manner that is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, execute strategic acquisitions, pay dividends and repurchase common stock.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were €2.2 euros and €1.5 euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of €1.3 euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through September 30, 2019, however, Bornemann did pay fees of approximately €8 thousand euros during the nine months ended September 30, 2019 and approximately €11 thousand euros during 2018 to the German financial institution which is maintaining the Bond.

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

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Condensed Financial Statements, and (vii) Cover Page

(104)	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ John Capela
John Capela
Chief Accounting Officer
(Principal accounting officer)
November 1, 2019