Form 10-K
period 2019-12-31
ITT Inc.
filed 2020-02-21
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from              to
Commission File No. 001-05672

ITT INC.

Incorporated in the State of Indiana	81-1197930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1133 Westchester Avenue
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2019 was approximately $5.7 billion. As of February 19, 2020, there were outstanding 87.8 million shares of common stock, $1 par value, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2020 Annual Meeting of Shareholders are incorporated by reference in Part II and Part III of this Form 10-K.

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the SEC). The SEC maintains a website at www.sec.gov on which you may access our SEC filings. In addition, we make available free of charge at www.itt.com/investors copies of materials we file with, or furnish to, the SEC as soon as reasonably practical after we electronically file or furnish these reports, as well as other important information that we disclose from time to time. Information contained on our website, or that can be accessed through our website, does not constitute a part of this Annual Report on Form 10-K. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website.
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
Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:

•	uncertainties regarding our exposure to pending and future asbestos claims and related liabilities and insurance recoveries;

•	uncertain global economic and capital markets conditions, including trade disputes between the U.S. and its trading partners;

•	risks due to our operations and sales outside the U.S. and in emerging markets;

•	fluctuations in foreign currency exchange rates;

•	uncertainty surrounding the impact of the recent 2019 novel coronavirus outbreak;

•
fluctuations in customers’ levels of capital investment and maintenance expenditures, especially in the oil and gas, chemical, and mining markets, or changes in our customers' anticipated production schedules, such as the shifts in production of Boeing's 737 MAX;

•	failure to compete successfully in our markets;

•	the extent to which there are quality problems with respect to manufacturing processes or finished goods;

•	failure to integrate acquired businesses or achieve expected benefits from such acquisitions;

•	risks related to government contracting, including changes in levels of government spending and regulatory and contractual requirements applicable to sales to the U.S. government;

•	volatility in raw material prices and our suppliers’ ability to meet quality and delivery requirements;

•	failure to manage the distribution of products and services effectively;

•	loss of or decrease in sales from our most significant customer;

•	fluctuations in our effective tax rate;

•	failure to retain existing senior management, engineering and other key personnel and attract and retain new qualified personnel;

•	failure to protect our intellectual property rights or violations of the intellectual property rights of others;

•	the risk of material business interruptions, particularly at our manufacturing facilities;

•	the risk of cybersecurity breaches;

•	changes in laws relating to the use and transfer of personal and other information;

•	failure of portfolio management strategies, including cost-saving and revenue growth initiatives, to meet expectations;

•	changes in environmental laws or regulations, discovery of previously unknown or more extensive contamination, or the failure of a potentially responsible party to perform;

•	failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, export controls and trade sanctions, including recently announced tariffs;

•	risk of product liability claims and litigation; and

•	risk of liabilities from past divestitures and spin-offs.
Refer to Item 1A, "Risk Factors" for more information on factors that could cause actual results or events to differ materially from those anticipated and disclosed within this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and in other documents we file from time to time with the SEC. The forward-looking statements included in this report speak only as of the date of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
(Amounts reported in this Annual Report on Form 10-K, except per share amounts, are stated in millions unless otherwise specified. References herein to "ITT," "the Company," and such words as "we," "us," and "our" include ITT Inc. and its subsidiaries on a consolidated basis, unless the context otherwise indicates.)
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

BUSINESS OVERVIEW
• Sales in Approximately 125 Countries	• Strategic Proximity to Customers
• 2019 Revenue of $2.85 Billion	• 65% of Revenue Outside the U.S.
• Approx. 10,500 Employees in 35 Countries	• Balanced & Diversified Portfolio
3 Segments: Motion Technologies (MT), Industrial Process (IP), and Connect & Control Technologies (CCT)

MT produces friction, and shock and vibration isolation equipment; IP delivers industrial flow equipment and services; and CCT produces electronic connectors, fluid handling, motion control, composite materials, and noise and energy absorption products.
Our businesses share a common, repeatable operating model centered on our engineering capabilities. Each business applies its technology and engineering expertise to solve our customers' most pressing challenges. Our applied engineering provides a valuable business relationship with our customers given the critical nature of our applications. This in turn provides us with unique insight into our customers' requirements and enables us to develop solutions to better assist our customers to achieve their business goals. Our technology and customer intimacy together produce opportunities to capture recurring revenue streams, aftermarket opportunities, and long-lived platforms from original equipment manufacturers (OEMs).

OUR KEY BRANDS
MT	• ITT Friction Technologies	• KONI	• Wolverine Advanced Materials
	• Axtone	• Novitek
IP	• Goulds Pumps	• Bornemann	• Engineered Valves
	• PRO Services	• C'treat	• i-ALERT
• Rheinhütte Pumpen*
CCT	• Cannon	• VEAM	• BIW Connector Systems
	• Aerospace Controls	• Enidine	• Compact Automation
	• Neo-Dyn Process Controls	• Conoflow	• Matrix Composites*
* Acquired in 2019

These brands are associated with quality, reliability, durability, and engineering excellence. Our brands have a strong international presence and participate in many emerging markets, including China, Mexico, Brazil, Saudi Arabia, and Russia.
We are committed to continue creating long-term sustainable value for our stakeholders with our strategic framework of customer centricity, operational excellence, and effective capital deployment. Our strategy is designed to achieve premier financial performance by combining profitable growth with operational improvements, and share gains in all our businesses while keeping our customers at the center of everything we do.
The main focus of our strategy is expanding in global markets and investing in new products that leverage our deep engineering capabilities, combined with operational improvements that optimize safety, quality, on time delivery, and productivity. We are on a journey to establish a high performance culture that goes beyond the factory floor to improve the efficiency and effectiveness of all critical processes in the value chain and in all functions. These initiatives encompass not only continuous improvement principles, but also leadership, talent, and cultural aspects.
We believe that we have the opportunity to continue to expand geographically, broaden our product lines, improve our market position, and increase earnings through organic growth and targeted acquisitions. We continue to prioritize acquisitions in close-to-core businesses that have unique and differentiated products, services, and technologies.  Effective capital deployment, including resource optimization and a disciplined focus on cash flow management are a major part of how we plan to achieve our financial performance goals and deliver strong shareholder return.
Segment Information
See Note 3, Segment Information, to the Consolidated Financial Statements for financial information about each of our segments.
Motion Technologies (MT)
The Motion Technologies segment, MT, is a manufacturer of brake pads, shims, shock absorbers, energy absorption components, and sealing technologies primarily for the transportation industry, including passenger cars, light- and heavy-duty commercial and military vehicles, buses, and rail. MT consists of three main business units: Friction Technologies, Wolverine, and KONI & Axtone.
Friction Technologies
Friction Technologies manufactures a range of brake pads installed as original equipment (OE) on passenger cars and light- and heavy-duty commercial vehicles. Demand for MT's products stem from a variety of end customers and automotive platforms around the world. OE pads are sold either directly to OEMs or to Tier-1 brake manufacturers. Our OE pads are designed to meet customer specifications and environmental regulations, and to satisfy an array of performance standards across multiple geographies. Most automotive OEM platforms (car models) require specific brake pad formulations and have demanding quality, delivery, and volume schedules.
Friction Technologies also manufactures aftermarket brake pads designed for the automotive service and repairs market. This market consists of both OE dealers, also referred to as original equipment service (OES) networks, and independent aftermarket (AM) networks. Brake pads sold within the OES network generally match the specifications of an original auto platform OE brake pad, while our catalog of AM pads feature technology designed to provide a range of braking performance levels. Within the service and repairs market, pads are sold either directly to OE manufacturers or to Tier-1 brake manufacturers (such as Continental) or indirectly through independent distributor channels.
Sales to Continental, MT's largest customer, represent 22% of 2019 MT revenue. A significant portion of the OEM revenue, typically about half, is derived at the automakers' direction to use an ITT brake pad in Continental's braking systems (calipers), generally through supply agreements signed directly with automakers. The remaining Continental revenue is generated from a long term aftermarket agreement.
Wolverine
Wolverine is a manufacturer of customized damping technologies for automotive braking systems and specialized gasket sealing solutions for harsh operating environments. Brake shims are thin metal and rubber adhesive dampeners that fit onto the brake pad and against the brake caliper to prevent excessive noise and vibration. Gaskets are an anti-vibration and sealing solution that prevent fluid spillage in applications such as engines, transmissions, exhaust systems, fuel systems, and a variety of pneumatic systems.

KONI & Axtone
The KONI and Axtone businesses service three main product groups: railway rolling stock; car & racing; and bus, truck & trailer.
Railway Rolling Stock provides a wide range of equipment for passenger rail, locomotives, freight cars, high speed trains, and light rail. Offerings include customized energy absorption solutions, hydraulic shock absorbers (primary, lateral, and inter-car), yaw dampers, springs, visco-elastic and hydraulic buffers, coupler components, and crash mitigation. Revenue from for our rail damping systems are balanced between OE and AM customers. Sales are either directly to train manufacturers, train operators carrying out scheduled train maintenance programs, or indirectly through distributors.
Car & Racing features performance shock absorbers often using our Frequency Selective Damping (FSD) technology. FSD products generally have been used by car and racing enthusiasts who desire to modify their cars for increased handling performance and comfort, and are now also being incorporated into new OEM platform designs. KONI aftermarket car shock absorbers are sold around the world, directly to customers and through a distribution network that markets KONI products into specific geographies or customer groups.
Bus, Truck & Trailer manufactures shock absorbers and dampers, for sale to both OEM and AM customers.
Other Information
Due to many years of investment in our core capabilities and our collaboration with major OEMs, today's MT is known for customer satisfaction, quality and on-time delivery. MT has a global manufacturing footprint with advanced automation capabilities, with production facilities in Europe, China, and North America.
MT competes in markets primarily served by large and well-established national and global companies. Key competitive drivers within the brake pad and brake shim business include technical expertise, formulation development capabilities, scale production, product performance, high-quality standards, customer intimacy, reputation, and the ability to meet demanding delivery and volume schedules in a reduced amount of time. OE and OES brake pad customers usually require long-lasting and well-established relationships based on mutual trust, local proximity, and a wide range of cooperative activities, starting from the design, to the sampling, prototyping and testing phases of brake pads. Within the independent AM pads market, MT is a leading European provider in a highly fragmented global market.
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
Industrial Process (IP)
The Industrial Process segment, IP, is an original equipment manufacturer, and an aftermarket parts and service provider offering an extensive portfolio of industrial pumps, valves, and plant optimization systems and services. IP's products serve an extensive base of customers from large multi-national companies and engineering, procurement and construction (EPC) firms to regional distributors and to various other end-user customers. IP has a global manufacturing footprint with significant operations in the United States, South Korea, and Germany. IP's customers operate in global infrastructure and natural resource markets such as oil and gas, chemical and petrochemical, pharmaceutical, general industrial, mining, pulp and paper, food and beverage, and power generation. Brands include Goulds Pumps, Bornemann, Rheinhütte Pumpen, Engineered Valves, PRO Services, C'treat, and i-ALERT.
Industrial Pumps
Industrial pumps serve a wide array of customers and applications primarily in the chemical, oil and gas, mining, general industrial, pharmaceutical, and power generation markets. IP designs and manufactures configured-to-order industry standards-based industrial pumps that are highly engineered and customized to our customer’s needs. These products include a broad portfolio of API (American Petroleum Institute), ANSI (American National Standards Institute), ATEX (ATmosphere EXplosible, European Directive 2014/34/EC), IECEx (IEC standards), and ISO (International Organization for Standardization) centrifugal process pumps, and twin screw, axial, and positive displacement pumps, and water systems. Our project pumps are generally part of larger and more complex capital projects, have longer lead times than baseline pumps, and are generally managed by EPC firms.

Valves
Valves are manufactured to handle a wide variety of materials and solve unique challenges in the biopharmaceutical, mining, power generation, pulp and paper, and general industrial markets and include industrial knife-gate valves, ball valves, and sanitary diaphragm valves. Valves generally have shorter lead times.
Aftermarket
Our aftermarket solutions, which represent approximately 40% of IP's revenue, provide customers with replacement parts, services, and plant optimization solutions that reduce total cost of ownership for pumps and rotating equipment. In addition to providing standard repairs and upgrades, the business also develops engineered solutions for specific customer process issues. Examples include innovative technologies like PumpSmart Smart Control & Protection Technology and i-ALERT Equipment Health Monitoring Devices to control and monitor pumps and other rotating equipment in an industrial environment.
Other Information
IP goes to market via a global and diversified sales channel structure. End-users are serviced by an extensive network of independent distributors, which account for approximately one-third of revenue, and by representatives which complement our customer-focused direct sales and service organization. We also have focused channels dedicated to supporting EPC firms, as their needs are often distinct from those of other distributors and end-user customers.
The pump and valve markets served are highly competitive, due to supplier capacity and uncertainty and volatility in the oil and gas and industrial markets. For most of our products there are hundreds of regional competitors and a limited number of larger global peers. Primary customer purchase decision drivers include price, delivery terms, and on-time performance, brand recognition and reputation, quality, breadth of product and service offerings, commercial terms, technical support and localization. Pricing can be very competitive for large projects because of overcapacity, fewer investment projects, and aftermarket opportunities for the original equipment provider.
Connect & Control Technologies (CCT)
The Connect & Control Technologies segment, CCT, designs and manufactures a range of highly engineered connectors and specialized products for critical applications supporting various markets including aerospace and defense, industrial, transportation, medical, and oil and gas. CCT’s products are often components on long-lived platforms that generate recurring aftermarket and replacement opportunities. CCT has organized its business around product offerings and end-user markets, with dedicated teams that specialize in solutions for their specific markets, providing focused customer support and expertise.
Connector Products
The connector product portfolio includes high performance electrical connectors of the following types: Circular, Rectangular, Radio Frequency, Fiber Optic, D-sub Miniature, Micro-Miniature, and cable assemblies. Brands include Cannon, VEAM, and BIW Connector Systems, which deliver solutions to enable the transfer of data, signal, and power into various end-user markets including aerospace, defense, industrial, transportation, medical, and oil and gas. These brands are known for high-performance, high-reliability solutions which withstand high vibrations and are resistant to dirt and fluids. In certain harsh environment niche markets, our connector products are considered market leaders because of our technological capabilities, cost performance, and global footprint.
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

Control Products
The control product portfolio provides actuation, fuel management, noise and energy absorption, and environmental control systems, and precision composites, with a specialized set of design and engineering skills and capabilities that enable CCT to deliver custom solutions for unique applications for the aerospace and defense, and industrial markets.
Control products for the aerospace and defense markets consist of fuel and water pumps, valves, electro-mechanical rotary and linear actuators, and pressure, temperature, limit, and flow switches for various aircraft systems. These products also include stowage bin rate controls, rotary hinge dampers and actuators, seat recline locks and control cables, electromechanical seat actuation, a variety of engineered elastomer isolators to protect equipment and keep the interior of the aircraft quiet, certain energy absorption products and other aerospace components. Other control products for this market include environmental control systems such as climate control and ice protection heaters, composite conveyance ducting and acoustically engineered inlets and exhausts for auxiliary power units and precision composites used in aerospace and defense engine and airframe applications. Brands include Aerospace Controls, Enidine, and Matrix Composites.
Control products for the industrial markets include large and small bore shock absorbers, linear and rotary actuators, and process control instrumentation, such as high and low pressure regulators and flow, temperature, and pressure switches. The shock absorbers and actuators serve a wide range of applications in a diverse set of end-markets including production, packaging, factory automation, and infrastructure. The process control products primarily serve the chemical, petrochemical, and energy segments of the industrial market. Brands include Enidine and Compact Automation.
Other Information
CCT has a global production footprint, including facilities in the United States, Mexico, Germany, China, Italy, and Japan, which provide close geographic proximity to key customers. CCT competes with a large number of competitors in highly fragmented industries. CCT’s competitors can range from large public multi-national corporations to small privately held local firms, depending on the product line and region. CCT's ability to compete successfully depends upon numerous factors, including quality, price, availability, performance, brand recognition, customer service, innovation, application expertise, and previous installation history. In addition, collaboration with customers to deliver a wide range of product offerings has allowed CCT to compete effectively, to cultivate and maintain customer relationships, and to expand into new markets. CCT products are sold directly and through numerous channels including distributors. CCT has long-lasting relationships with distributors, as many have been selling certain CCT products for decades. Sales to distributors represented approximately 30% of 2019 CCT revenue.
Other Company Information
Materials
All of our businesses require various manufactured components and raw materials, the availability and prices of which may fluctuate.

MANUFACTURED COMPONENTS ASSEMBLED INTO OUR PRODUCTS
• Motors	• Castings
• Mechanical Seals	• Machined Castings
• Metal Fabrications	• Miscellaneous Metal, Plastic, and Electronic Components

PRIMARY RAW MATERIALS
• Steel	• Gold	• Copper	• Nickel
• Iron	• Aluminum	• Tin	• Rubber
• Specialty Alloys, including Titanium
Raw materials are purchased in various forms, such as sheet, bar, rod and wire stock, pellets, and metal powders. We also use various specialty resins and adhesives. Raw materials, supplies and product subassemblies are purchased from third-party suppliers, contract manufacturers, and commodity dealers. For most of our products, we have existing alternate sources of supply, or such materials are readily available. However, in some instances we depend on a single source of supply, manufacturing or assembly, or participate in commodity markets that may be subject to a limited number of suppliers.
We continually monitor the business conditions of our supply chain to maintain our market position and to avoid potential supply disruptions. There have been no raw material shortages that have had a material adverse impact on any such business as a whole, and we have been able to develop a robust supply chain such that we do not anticipate shortages of raw materials in the future. However, there can be no assurance that the Company will not be adversely affected by price volatility or the availability of supplies to meet our demands in the future.
Although some cost increases may be recovered through increased prices to customers, our operating results are generally exposed to fluctuations in the prices of raw materials and commodities due to inflation, and most recently, tariffs imposed by the U.S. and other countries. When practical, we attempt to control such costs through fixed-priced contracts with suppliers. We typically acquire materials and components through a combination of blanket and scheduled purchase orders to support our materials requirements for an average of four to eight weeks, with the exception of some specialty materials. From time to time, we experience price volatility or supply constraints for raw materials based on market supply and demand dynamics. In limited circumstances, we may have to obtain scarce components for higher prices on the spot market, which may have a negative impact on gross margin and can periodically create a disruption to production and delivery. We also acquire certain inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price, and availability of supply. We evaluate hedging opportunities to mitigate or minimize the risk of operating margin erosion resulting from the volatility of commodity prices.
Manufacturing Methods
Our businesses utilize two primary methods to fulfill demand for products, build-to-order and engineer-to-order.

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

In both cases, we offer design, integration, test, and other production value-added services. Our inventory management and distribution practices in both build-to-order and engineer-to-order seek to improve customer delivery performance and minimize inventory holding periods.
Backlog
Our backlog generally represents firm orders that have been received, acknowledged, and entered into our production systems. However, within certain businesses in MT, our customers include automotive OEMs and we may win an award on an automotive platform several years in advance based on estimated levels of future automotive production. These awards allow for the customer to adjust their production levels at any time, therefore these awards are not considered firm orders. Within these businesses we believe orders are firm upon receipt of the customer purchase order, which may require us to fulfill the order in as little as one week. As such, our backlog at any point in time for these businesses is not believed to be significant and therefore has been excluded from the table below. MT's backlog primarily relates to our rail business.
Our backlog may vary due to market volatility or other changes in macroeconomic conditions. Large complex projects in specialized markets such as oil and gas, chemical, and mining at IP require longer lead times and production cycles. In addition, delivery delays could arise from supply chain limitations, internal production challenges, changes in the customer’s requirements, or technical difficulties. We expect to satisfy approximately 90% of backlog commitments within the next 12 months. The following table illustrates our total backlog by segment as of December 31, 2019 and 2018, respectively:

	2019	2018
Motion Technologies(a)	$167.4	$152.4
Industrial Process	395.4	444.2
Connect & Control Technologies	290.8	273.7
ITT Inc.	$853.6	$870.3

(a)
In 2019, we updated our methodology for quantifying backlog for certain businesses within MT as described above. As a result, our 2018 backlog has been restated to conform with the current year presentation.

Intellectual Property
Where appropriate, we seek patent protection for inventions and improvements that are likely to be incorporated into our products or where proprietary rights are expected to improve our competitive position. The highly customized application engineering embedded within our products, our proprietary rights, our knowledge capabilities, and our brand recognition all contribute to enhancing our competitive position.
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
Research and Development
Research and Development (R&D) is key to our strategy and is generally focused on the design of highly engineered solutions. R&D focuses on developing solutions that bring a competitive offering that address clear needs in the market segments we serve. In addition, we work closely with our customers to address their needs by engineering a solution to fit their particular application and enable our customers to achieve their results. We believe R&D is a source of competitive advantage and in recent years, we have invested in new innovation centers of excellence and plan to continue this effort in the future.
Cyclicality and Seasonality
Many of the businesses in which we operate are subject to specific industry and general economic cycles. We consider our connector products in our CCT segment to be an early cycle business, meaning it generally is impacted in the early portion of an economic cycle compared to our other businesses, while the automotive and aerospace components businesses tend to be impacted in the middle portion of the cycle and the industrial pump business typically is impacted late in the economic cycle.
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
Employees
As of December 31, 2019, we had approximately 10,500 employees, of which approximately 3,000 were located in the U.S. Approximately 20% of our U.S. employees are represented by unions. No one unionized facility accounts for more than 12% of ITT's total revenues. In addition, many of our global employees are covered by collective agreements or represented by works councils or other groups. Although our relations with our employees are strong and we have not experienced any material strikes or work stoppages recently, we can provide no assurance that we will not experience these or other types of conflict with groups representing our employees or our employees generally. In addition, we can provide no assurance that our labor costs will not significantly increase in the future, whether as a result of negotiations with labor unions representing our employees or otherwise.

General Developments of the Business
Acquisitions

Date of Acquisition	Segment	Business Acquired	Description
July 3, 2019	CCT	Matrix Composites (Matrix)	Manufacturer of precision composite components in the aerospace and defense market
April 30, 2019	IP	Rheinhütte Pumpen Group (Rheinhütte)	Designer and manufacturer of highly engineered pumps suited for harsh and corrosive environments for the industrial market primarily in Europe
January 26, 2017	MT	Axtone Railway Components (Axtone)	Manufacturer of highly engineered and customized components for railway and other harsh-environment industrial markets
October 5, 2015	MT	Wolverine Automotive Holdings Inc. (Wolverine)	Manufacturer of customized technologies for automotive braking systems and specialized sealing solutions
March 31, 2015	CCT	Environmental Control Systems (f/k/a Hartzell Aerospace)	Designer and manufacturer of products to support aerospace applications
See Note 22, Acquisitions, to the Consolidated Financial Statements for additional information.

ITEM 1A.	RISK FACTORS
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
In addition, we record an asset that represents our best estimate of probable recoveries from our insurers for the estimated asbestos liabilities. There are significant assumptions made in developing estimates of asbestos-related recoveries, such as policy triggers, policy or contract interpretation, the methodology for allocating claims to policies, and the continued solvency of the Company’s insurers. All of our primary insurance policies are exhausted, which may result in higher net cash outflows until excess carriers begin accepting claims for reimbursement. Performance by our insurers could differ from the assumptions underlying the recognized asset and could result in lower collections of receivables than are currently expected to reduce the Company’s asbestos costs. In addition, insurance recoveries may vary significantly from period to period, and the recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers and our expectation that certain insurance policies will exhaust within the next 10 years.
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
We closely monitor the credit-worthiness of our insurers and customers and evaluate their ability to meet their obligations. However, adverse changes to financial conditions could jeopardize these counterparty obligations. A tightening of credit markets may reduce funds available to our customers to pay for our products and services for a prolonged and perhaps unknown period of time. Restrictive credit markets may also result in customers extending terms for payment and may result in our having higher customer receivables with increased risk of default.
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
Our international operations, including U.S. exports, comprise a growing portion of our operations and are a strategic focus for continued future growth. Our strategy calls for increasing sales in overseas markets, including emerging markets such as Mexico, South America, China, Russia, and the Middle East. In 2019, 68% of our total sales were to customers operating outside of the United States. Our sales from international operations and export sales are subject to varying degrees of risks inherent in doing business outside of the United States. These risks include the following, some of which could be impacted by changes in international trade agreements or the imposition or increase of tariffs or trade sanctions between the United States and other countries:

•	possibility of unfavorable circumstances arising from host country laws or regulations;

•	restrictions, regulations, or tax liabilities on currency repatriation;

•	potential negative consequences from changes to taxation policies;

•	the disruption of operations from labor and political disturbances;

•	our ability to hire and maintain qualified staff in these regions; and

•	changes in tariffs and trade barriers, sanctioned countries and individuals, and import and export licensing requirements.
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
A significant portion of our sales are to customers operating outside the U.S.; therefore, we are exposed to fluctuations in foreign currency exchange rates which could adversely affect our results of operations. The primary currencies to which we have exposure are the Euro, Mexican peso, Polish zloty, South Korean won, Chinese renminbi, and the Czech koruna. From time to time, we may enter into derivative contracts to hedge some of these foreign currency exposures. However, our hedging strategy may fail to reduce our exposure or could result in unfavorable impact to our operating results.
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
Beginning in 2018, the U.S. government undertook a series of actions to increase tariffs on certain goods imported into the U.S., including steel and aluminum, and in response governments in Europe and China have imposed retaliatory tariffs on various goods, including on certain goods we sell into those countries. These tariffs have negatively impacted the price of certain parts and materials we purchase to be included in the finished products we sell in the U.S., as well as the cost of the final product when re-exported. Since announced, we have been managing these impacts and will continue attempting to mitigate the impact of these tariffs by lowering input costs through pricing and supply chain actions, efficient utilization of our global manufacturing footprint, and supplier and customer negotiations and diversification strategies. However, we expect that continued trade disputes between the U.S. and Europe, China, and other countries, and other governmental actions related to tariffs or international trade agreements or policies may continue to adversely impact demand for our products, our costs, customers and suppliers.
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
The businesses of many of our customers, particularly those in the oil and gas, chemical, and mining industries, which represent approximately 10%, 9%, and 3%, respectively, of our 2019 revenue, are to varying degrees cyclical and have experienced, and may in the future experience, periodic downturns of varying severity. Our customers in these industries, particularly those whose demand for our products and services is primarily profit-driven, historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. Additionally, fluctuating energy demand forecasts and commodity pricing and other macroeconomic factors may cause our customers to be more conservative in their capital planning, which could reduce demand for our products and services. Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in our industry. Any of these results could adversely affect our business and financial results.
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
We manufacture key components that are integral to the operation of systems and manufacturing processes in the automotive, aerospace, rail, oil and gas, industrial, mining, chemical, and defense markets. The reliability and performance of our products are critically important to our customers and the users of their products. Accordingly, quality is extremely important to us and our customers due to the potentially costly consequences of product failure. Our quality certifications, including products manufactured to military specifications, are critical to the marketing success of our goods and services. If we fail to meet these standards, our reputation could be damaged, we could lose customers or the ability to sell certain products, and our revenue and results of operations could be materially adversely affected. Our success in part depends on our ability to manufacture to exact tolerances precision-engineered components, subassemblies, and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high-quality components will be harmed, our competitive advantage could be damaged, and we could lose customers, market share or our ability to sell certain products.
We are subject to risks related to government contracting, including changes in levels of government spending and regulatory and contractual requirements applicable to sales to the U.S. government.
Our Connect & Control Technologies and Motion Technologies segments derive a portion of their revenue from sales to U.S. government customers and higher tier contractors who sell to the U.S. government. The government's expenditures are subject to political and budgetary fluctuations and constraints, which may result in significant unexpected changes in levels of demand for our products. In addition, the award, administration and performance of government contracts is subject to regulatory and contractual requirements that differ significantly from the terms and conditions that apply to contracts with our non-governmental customers. We have in the past and may in the future be subject to audits and investigations to evaluate our compliance with these requirements. If we are found to have failed to comply with requirements applicable to government contractors, we may be subject to various actions, including but not limited to fines or penalties, reductions in the value of our government contracts, restrictions on the sale of certain products to the government, or suspension or debarment from government contracting.  Failure to comply with applicable requirements also could harm our reputation and our ability to compete for future government contracts or sell equivalent commercial products. Any of these outcomes could have a material adverse effect on our business, results of operations and financial condition.

Our business could be adversely affected by raw material price volatility and the inability of suppliers to meet quality and delivery requirements.
Our business relies on third-party suppliers for raw materials, components and contract manufacturing services to produce our products. The supply of raw materials to the Company and to its component parts suppliers could be interrupted for a variety of reasons, including availability and pricing. Commodity prices and the prices for other raw materials necessary for production have fluctuated significantly in the past, impacting our operating results and significant future increases in commodity prices could adversely affect our results of operations and profit margins. Due to pricing pressure or other factors, we may not be able to pass along increased raw material and component prices to our customers in the form of price increases or our ability to do so could be delayed. Consequently, our results of operations and financial condition may be adversely affected.
For most of our products, we have existing alternate sources of supply, or the required materials are readily available. In limited instances we depend on a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to a limited number of suppliers. While we believe we could obtain and qualify alternative sources for most sole and limited source supplier materials, if necessary, the transition to an alternative source could be complex, costly, and protracted, especially if the change requires us to redesign our systems. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including production interruptions at suppliers, capacity constraints, labor disputes, the impaired financial condition of a particular supplier, the ability of suppliers to meet regulatory requirements and suppliers’ allocations to other purchasers. Any delay in our suppliers’ abilities to provide us with sufficient quality or flow of materials or any supplier price increases, or decreased availability of raw materials or commodities could impair our ability to deliver products to our customers and, accordingly, could have an adverse effect on our business, results of operations and financial position.
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
Sales to Continental, ITT's largest customer, were approximately 10% of our total revenue in 2019. A significant portion of the OEM revenue, typically about half, is derived at the automakers' direction to use an ITT brake pad in Continental's braking systems (calipers), generally through supply agreements signed directly with automakers. The remaining Continental revenue is generated from a long term aftermarket agreement. The loss of this customer could have a material adverse effect on our business, results of operations, or financial condition.

Changes in our effective tax rates as a result of changes in the realizability of our deferred tax assets, the geographic mix of earnings, tax examinations or disputes, tax authority rulings, or changes in the tax laws, may adversely affect our financial results.
The Company is subject to taxes in the U.S. and in various foreign jurisdictions. We exercise significant judgment in calculating our provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in domestic or foreign tax laws and regulations, or their interpretation, could result in higher or lower tax rates assessed or changes in the taxability of certain income or the deductibility of certain expenses, thereby affecting our tax expense and profitability.
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
If operations at one of our manufacturing facilities were to be disrupted as a result of an equipment failure, natural disaster, power outage, fire, explosion, act of terrorism, war, IT system failure, cyber-attack, adverse weather conditions, labor disputes, epidemic illness (including without limitation, 2019 novel coronavirus), relocation of production location, or any other reason, our financial performance could be adversely affected as a result of our inability to meet customer demand for our products. We have business continuity plans in place to mitigate the effects of such interruptions, but these plans may not be sufficient to resolve the issues in a timely manner. A significant interruption in production capability could also require us to make substantial payments due to non-performance, which could negatively affect our results of operations. We also have insurance for certain covered losses which we believe to be adequate to offset a significant portion of the costs for reconstruction of facilities and equipment, as well as certain financial losses resulting from any production interruption or shutdown. However, any recovery under our insurance policies would be subject to deductibles and, depending on the coverage, may not offset the lost revenues or increased expenses that may be experienced during the disruption of operations.
Recently, the outbreak of the 2019 novel coronavirus in China has caused temporary restrictions on travel and closures of plants and offices owned by ITT, our suppliers and customers, and other businesses in China while the country attempts to control the virus. At this time, it is unknown when the virus will be fully contained and therefore we may be negatively impacted by future closures, whether mandated by the government or at the discretion of senior management, or the virus may spread to our workforce causing a material business interruption.
Cyber security breaches could adversely affect our business and results of operations.
The efficient operation of our business is dependent on information technology systems, some of which are managed by third parties. In the ordinary course of business, we collect and store confidential information, including proprietary business information belonging to us, our customers, suppliers, business partners and other third parties and personally identifiable information of our employees. We have taken many steps to protect our information systems, including the installation of protective systems that monitor, test, and backup our systems, as well as annual employee training. For third parties that manage our confidential data on cloud-based servers, we have a robust process to ensure the third party has appropriate systems and controls in place to manage potential cyber threats.
Our information technology systems and those of third party service providers may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, cyber-attacks, and user errors. If we experience a disruption in our information technology systems, it could result in the loss of sales and customers and significant incremental costs, which could materially adversely affect our business. Moreover, even the most well-protected information systems are vulnerable to internal and external security breaches including, but not limited to, those by computer hackers and cyber terrorists utilizing techniques such as phishing, ransomware or denial of service attacks. In addition, as a provider of products and services to government and commercial customers, and particularly as a government contractor, we are subject to a heightened risk of security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, or acts of vandalism, including by foreign governments and cyber terrorists. Furthermore, information technology security threats are increasing in sophistication, intensity, and frequency. While we actively manage the risks to our information systems that are within our control, we can provide no assurance that our actions or those of our third party service providers will be successful in eliminating or mitigating risks to our systems, networks or data. Accordingly, a security breach may occur, including breaches that we may be unable to detect. The unavailability of our information systems, the failure of these systems to perform as anticipated for any reason or any significant breach of security could cause significant disruption to our business or could result in decreased performance and increased costs, causing an adverse effect on our reputation, business, financial condition and results of operations. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our security processes and procedures and our compliance with evolving government cyber security requirements for government contractors, potentially causing us to lose business. A breach could also result in the loss of our intellectual property, potentially impacting our long-term capability to compete for sales of affected products. In addition, a breach of security of our information systems could result in litigation, regulatory action and potential liability, as well as increased costs to implement further information security measures. If we are unable to prevent, detect or adequately respond to cyber security breaches, our operations could be disrupted and our business could be materially and adversely affected.
Changes in laws relating to the use and transfer of personal and other information could adversely affect our business and results of operations.
The processing and storage of certain information is increasingly subject to privacy and data security regulations, and many such regulations are country-specific. The interpretation and application of data protection laws in the U.S., Europe, and elsewhere are uncertain, evolving and may be inconsistent among jurisdictions. Compliance with these (including California's Consumer Privacy Act, which became effective on January 1, 2020) various laws may be onerous and require us to incur substantial costs or to change our business practices in a manner that adversely affects our business, while failure to comply with such laws may subject us to substantial penalties. For example, the European Union's General Data Protection Regulation (GDPR), which became effective in May 2018, imposed significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. The costs of compliance with the GDPR and the potential for fines and other related costs in the event of a breach of the GDPR or other information security or privacy requirements may have a material adverse effect on our financial results.

Portfolio management strategies for growth, including cost-saving initiatives, may not meet expectations.
We regularly review our portfolio of businesses and pursue growth through the acquisition of other companies, assets and product lines that either complement or expand our existing businesses. Although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses we purchase, a level of risk remains regarding the actual operating condition of these businesses. Until we actually assume operating control of these businesses and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of, or challenges facing, the acquired businesses and their operations. Acquisitions involve a number of risks and present financial, managerial and operational challenges that could have a material adverse effect on our reputation, financial results, and business, including that an acquired business could under-perform relative to our expectations, the failure to realize expected synergies, difficulty in the integration of technology, operations, personnel and financial and other systems, the possibility that we have acquired substantial undisclosed liabilities, potentially insufficient internal controls over financial activities or financial reporting at an acquired company that could impact us on a consolidated basis, diversion of management attention from other businesses, loss of key employees of the acquired businesses, increased capital requirements and customer dissatisfaction.
Our portfolio reviews also include the potential for cost-saving initiatives through restructuring and other initiatives. We strive for and expect to achieve cost savings in connection with certain initiatives, including: (i) manufacturing process and supply chain rationalization; (ii) streamlining redundant administrative overhead and support activities; and (iii) restructuring and realignment actions. Cost savings expectations are inherently uncertain and, therefore, we cannot provide assurance that we will achieve any expected, or any actual cost savings. Our restructuring activities may place substantial demands on our management, which could lead to the diversion of management’s attention from other business priorities and result in a reduced customer focus. In addition, restructuring activities may result in a loss of knowledge or expertise or could negatively impact employee performance and retention. If any of these outcomes occur, it could have a material adverse impact on our business or financial results.
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
We are subject to a variety of federal, state, local and foreign laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals, gases and other substances used in manufacturing our products. Some of these laws in the United States include the Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act, Toxic Substances Control Act, and similar state and foreign statutes and regulations. In the European Union (EU), we are subject to the EU regulation on Registration, Evaluation, Authorization and Restriction of Chemicals. Compliance with these laws and regulations could require us to incur substantial expenses. Environmental laws and regulations allow for the assessment of substantial fines and criminal sanctions as well as facility shutdowns to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. In addition, the discovery of previously unknown or more extensive contamination at a site which the Company previously operated or currently operates could suddenly subject the Company to costly remediation efforts. We also could be affected by changes in environmental laws or regulations, including, for example, those imposed in response to vapor intrusion or climate change concerns.
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
We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws. However, we cannot provide assurance that our internal controls will always protect us from reckless or criminal acts committed by our employees, agents or business partners that would violate U.S. and/or applicable non-U.S. laws, including anti-bribery, competition, trade sanctions and regulation, and other laws including but not limited to, the U.S. Foreign Corrupt Practices Act of 1977 and the U.K. Bribery Act of 2010, as well as trade sanctions administered by the Office of Foreign Assets Control, the U.S. Department of State and the U.S. Department of Commerce. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, suspension or debarment from government contracts, or curtailment of operations in certain jurisdictions, and might adversely affect our business, financial condition or results of operations or financial position. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management. Even the allegation or appearance of our employees, agents or business partners acting improperly or illegally could damage our reputation and result in significant expenditures in investigating and responding to such actions.
We are subject to laws, regulations and potential liability relating to claims, complaints and proceedings, including those related to product liability and other matters.
Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of products for the markets we serve. In addition, many of the devices we manufacture and sell are critical components designed to be used in harsh environments for long periods of time where the cost of failure is high. Component failures, manufacturing defects, design flaws, or inadequate disclosure of product-related risks or product-related information could result in an unsafe condition or injury to, or death of, an end-user of our products. The occurrence of such a problem could result in product liability claims or a recall of, or safety alert relating to, one or more of our products which could ultimately result, in certain cases, in the removal of such products from the marketplace and claims regarding costs associated therewith. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers for our products.
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
We have divested a number of businesses, including as part of spin-offs in 1995 and 2011. With respect to some of these former businesses, we have contractually agreed to indemnify the counterparties against, or otherwise retain, certain liabilities, including, for example certain lawsuits, tax liabilities, product liability claims, asbestos claims, or environmental matters. Even without ongoing contractual indemnification obligations, we could be exposed to liabilities arising out of such divestitures.  In addition, the counterparties to those divestitures may have agreed to indemnify us or assume certain liabilities relating to those divestitures.  Similarly, there can be no assurance that the indemnity or assumption of liability by the counterparties will be sufficient to protect us against the full amount of these liabilities, or that a counterparty will be able to fully satisfy its obligations.  Third parties also could seek to hold us responsible for any of the liabilities that a counterparty agreed to assume. Even if we ultimately succeed in recovering any amounts for which we were initially held liable, we may be temporarily required to bear these losses ourselves.

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
We own or lease over 100 manufacturing plants, warehouses, service centers, and sales and administrative offices to support our operations. These properties are located in various regions including North America, Europe, Asia, South America and the Middle East, and are considered to be in good condition with sufficient capacity to accommodate the Company’s needs. The following table summarizes the number and area (in thousands of square feet) of our material properties by region and business segment as of December 31, 2019. Our material properties primarily consist of manufacturing locations and are defined as those containing 25,000 square feet or more, which represents over 90% of the total area of our properties.

	Motion Technologies		Industrial Process		Connect & Control Technologies		Total
Location	#	Area	#	Area	#	Area	#	Area
Owned:
North America	4	814	6	1,198	3	515	13	2,527
Europe	9	1,651	1	357	1	231	11	2,239
Asia	—	—	1	671	1	34	2	705
South America	—	—	1	43	—	—	1	43
	13	2,465	9	2,269	5	780	27	5,514

Leased:
North America	2	86	9	396	4	336	15	818
Europe	6	572	2	60	1	53	9	685
Asia	1	342	4	267	1	256	6	865
South America	—	—	3	110	—	—	3	110
	9	1,000	18	833	6	645	33	2,478
Additionally, our corporate headquarters is located in White Plains, New York and is approximately 50,000 square feet.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are involved in litigation, claims, government inquiries, investigations, and proceedings, including but not limited to those relating to environmental exposures, intellectual property matters, personal injury claims, regulatory matters, commercial and government contract issues, employment and employee benefit matters, commercial or contractual disputes, and securities matters.
Asbestos Proceedings
Our subsidiaries, ITT LLC and Goulds Pumps LLC, have been joined as defendants with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain of their products sold prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. Frequently, the plaintiffs are unable to identify any ITT LLC or Goulds Pumps LLC products as a source of asbestos exposure. In addition, many claims pending against the Company's subsidiaries have been placed on inactive dockets because the plaintiff cannot demonstrate a compensable loss. Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the Company's subsidiaries.
We have recorded a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to the uncertainties and variables inherent in the long-term projection of the Company's asbestos exposures and potential recoveries. As of December 31, 2019, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $817.6, which includes expected legal fees, and we have recorded an associated asset of $386.8, which represents estimated recoveries from insurers, resulting in a net exposure of $430.8. See information provided in Note 20, Commitments and Contingencies, to the Consolidated Financial Statements for further information.
Environmental
In the ordinary course of business, we are subject to federal, state, local, and foreign environmental laws and regulations. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and site remediation. These sites are in various stages of investigation or remediation and in many of these proceedings our liability is considered de minimis. We have received notification from the U.S. Environmental Protection Agency, and from similar state and foreign environmental agencies, that a number of sites formerly or currently owned or operated by ITT, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation or remediation. These sites include instances where we have been identified as a potentially responsible party under applicable environmental laws and regulations. See information provided in Note 20, Commitments and Contingencies, to the Consolidated Financial Statements for further information.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The current executive officers of the Company, as of February 1, 2020, are listed below.

Name	Age	Current Title
Luca Savi	54	Chief Executive Officer and President
Farrokh Batliwala	44	Senior Vice President and President, Connect & Control Technologies
John Capela	40	Vice President and Chief Accounting Officer
Ryan F. Flynn	48	Senior Vice President and President, Asia Pacific
Carlo Ghirardo	49	Senior Vice President and President, Motion Technologies
Mary Elizabeth Gustafsson	60	Senior Vice President, General Counsel and Corporate Secretary and Chief Compliance Officer
George Hanna	68	Senior Vice President and President, Industrial Process
Maurine C. Lembesis	53	Senior Vice President, Chief Human Resources Officer
Thomas M. Scalera	48	Executive Vice President and Chief Financial Officer
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

Mary Elizabeth Gustafsson has served as our Senior Vice President and General Counsel since February 2014 and as our Corporate Secretary since April 2019. She has also served as our Chief Compliance Officer since August 2014. Prior to joining us, Ms. Gustafsson served as Executive Vice President, General Counsel and Corporate Secretary of First Solar Inc. from 2009 to 2013 and from 2008 to 2009 as Vice President, General Counsel. Prior to that Ms. Gustafsson was Senior Vice President, General Counsel and Secretary of American Standard Companies, Inc. from 2005 to 2008.
George Hanna has served as our Senior Vice President and President, Industrial Process since March 2019 and has previously served as Vice President, Industrial Process from October 2011 through March 2019. Prior to joining ITT, Mr. Hanna served as the Vice President of Sales and Marketing for Robbins & Myers Inc. from 2006 through 2011. In addition, Mr. Hanna held various business development roles of increasing responsibility with Ingersoll-Rand and Ingersoll-Dresser. Mr. Hanna has over 40 years of experience in the rotating equipment business and working in various geographical locations.
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
COMMON STOCK AND DIVIDENDS
Our common stock is reported in the consolidated transaction reporting system of the New York Stock Exchange (NYSE), the principal market in which this security is traded (under the trading symbol "ITT"). There were approximately 7,144 holders of record of our common stock on February 19, 2020.
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
During the fiscal year ended December 31, 2019, no equity securities of the Company were sold by the Company that were not registered under the Securities Act.
ISSUER PURCHASES OF EQUITY SECURITIES
We did not make any open-market share repurchases of our common stock during the quarter ended December 31, 2019. We routinely receive shares of our common stock as payment for stock option exercises and the withholding of taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

PERFORMANCE GRAPH
CUMULATIVE TOTAL RETURN
Based upon an initial investment on December 31, 2014 of $100 with dividends reinvested

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
ITT Inc.	$100.00	$90.87	$97.78	$136.95	$122.09	$193.63
S&P 400 Mid-Cap	$100.00	$97.82	$118.10	$137.26	$120.79	$153.87
S&P 400 Capital Goods	$100.00	$94.49	$124.67	$155.45	$131.76	$177.92
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

(In Millions, except per share amounts)	2019(a)	2018	2017(b)	2016(c)	2015
Results of Operations
Revenue	$2,846.4	$2,745.1	$2,585.3	$2,405.4	$2,485.6
Gross profit	910.1	887.2	819.9	760.9	802.7
Gross margin	32.0%	32.3%	31.7%	31.6%	32.3%
Asbestos-related (benefit) cost, net(d)	(20.2)	4.9	(19.9)	(25.6)	(91.4)
Other operating costs(e)	518.9	485.0	520.5	509.9	517.6
Operating income	411.4	397.3	319.3	276.6	376.5
Operating margin	14.5%	14.5%	12.4%	11.5%	15.1%
Income tax expense(f)	89.9	57.7	194.6	76.0	70.1
Income from continuing operations attributable to ITT Inc.	323.4	332.4	115.0	181.9	312.4
Income (loss) from discontinued operations, net of tax(g)	1.7	1.3	(1.5)	4.2	39.4
Net income attributable to ITT Inc.	325.1	333.7	113.5	186.1	351.8
Income from continuing operations per basic share	3.69	3.79	1.30	2.04	3.48
Net income per basic share	3.71	3.81	1.29	2.09	3.92
Income from continuing operations per diluted share	3.65	3.75	1.29	2.02	3.44
Net income per diluted share	3.67	3.76	1.28	2.07	3.88
Dividends declared per share	0.588	0.536	0.512	0.496	0.4732

Financial Position
Cash and cash equivalents	$612.1	$561.2	$389.8	$460.7	$415.7
Total assets	4,107.7	3,846.8	3,700.2	3,601.7	3,723.6
Total debt and finance leases	99.4	125.0	171.9	216.3	248.5
Working capital(h)	599.5	542.1	590.1	517.4	562.9

(a)
On April 30, 2019, we acquired Rheinhütte Pumpen Group (Rheinhütte) and on July 3, 2019 we acquired Matrix Composites, Inc. (Matrix). Our 2019 Consolidated Financial Statements include an additional 8 months of operations compared to 2018 and prior years related to Rheinhütte, and an additional 6 months of operations compared to 2018 and prior years related to Matrix. See Note 22, Acquisitions, to the Consolidated Financial Statements for further information.

(b)
On January 26, 2017, we acquired Axtone Railway Components (Axtone). Our 2017 Consolidated Financial Statements include an additional 11 months of operations compared to 2016 and prior years related to this acquisition.

(c)
On October 5, 2015, we acquired Wolverine Automotive Holdings Inc. (Wolverine). Our 2016 Consolidated Financial Statements include an additional 9 months of operations compared to 2015 related to this acquisition.

(d)
The asbestos-related benefit in 2015 primarily reflects a $100.7 benefit recognized related to a new single firm defense strategy and streamlined case management that is expected to significantly reduce asbestos defense costs.

(e)	In 2018, we completed a sale of excess property for net proceeds of $40, and recognized a pre-tax gain of $38.5.

(f)
2017 income tax expense includes $129.2 associated with the Tax Cuts and Jobs Act of 2017 that was signed into U.S. law in December 2017. See Note 6, Income Taxes, to the Consolidated Financial Statements for further information.

(g)	2015 income from discontinued operations of $39.4 is principally related to the settlement of a U.S. income tax audit.

(h)
Prior to 2018, working capital was defined as the sum of Receivables, net, and Inventories, net less Accounts payable. In 2018, we updated our working capital definition to include Current contract assets and Current contract liabilities. See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of working capital.

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
All comparisons included within this Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," refer to results for the year ended December 31, 2019 compared to the year ended December 31, 2018, unless stated otherwise. Please refer to our Annual Report on Form 10-K (2018 Annual Report) for discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017.
OVERVIEW
ITT Inc., through its worldwide subsidiaries, is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation and industrial markets. We refer you to Part I, Item 1, "Description of Business" for a further overview of our company, segments, products and service offerings, and other information about our business.
EXECUTIVE SUMMARY
During 2019, ITT achieved strong results that reflected continued operational execution and share gain strategies in key global markets. Our results are a reflection of our hard work and focus on creating value for our customers, while also implementing productivity improvements and making strategic investments. The following table provides a summary of our key performance indicators for 2019 with growth comparisons to 2018.

Summary of Key Performance Indicators for 2019
Revenue	Orders	Segment Operating Income	Segment Operating Margin	EPS	Operating Cash Flow
$2,846	$2,813	$432	15.2%	$3.65	$358
4% Increase	3% Decrease	5% Increase	20bp Increase	3% Decrease	4% Decrease
Organic Revenue	Organic Orders	Adjusted Segment Operating Income	Adjusted Segment Operating Margin	Adjusted EPS	Adjusted Free Cash Flow
$2,868	$2,842	$457	16.0%	$3.81	$319
4% Increase	2% Decrease	10% Increase	90bp Increase	18% Increase	95% Conversion
See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue, organic orders, adjusted segment operating income and margin, adjusted EPS, and adjusted free cash flow.
Our 2019 results include:

•
Revenue of $2.85 billion, a $101.3 or 3.7% increase that included $54.5 from our strategic acquisitions of Rheinhütte Pumpen and Matrix Composites and unfavorable foreign exchange of $76.4. Organic revenue increased 4.5%, driven by the strength of our diversified portfolio as revenue from our industrial businesses grew 8%, oil and gas grew 7%, and transportation grew 3%.

•
Orders of $2.81 billion, a $78.7 or 2.7% decrease that included $53.6 from our two strategic acquisitions and unfavorable foreign exchange of $81.9. Organic orders decreased 1.7%, due to pump project declines and difficult comparisons within the industrial and oil and gas markets. Transportation orders increased 1% as growth in rail was partially offset by significant prior year defense programs.

•
Segment operating income increased $21.0 or 5.1%, despite higher acquisition-related costs and restructuring charges. Adjusted segment operating income increased $42.5, or 10.3%, and adjusted segment operating margin grew 90 basis points to 16.0%. This improvement was fueled by increased sales volume from strength in project pumps, Friction OEM share gains, and growth in rail, as well as continued manufacturing and supply chain productivity, cost containment actions, and strategic acquisition benefits. These gains were partially offset by higher commodity costs and tariffs as well as unfavorable foreign exchange.

•
Income from continuing operations decreased to $3.65 per diluted share as compared to $3.75, driven by a prior year gain of $38.5 on the sale of a former operating location and a prior year favorable deferred tax valuation adjustment, partially offset by a favorable year-over-year net asbestos benefit of $25.1 driven by effective insurance recovery strategies.  Adjusted income from continuing operations improved 18.0% to $3.81 per diluted share, reflecting strong adjusted segment operating income growth, a reduction in corporate costs, lower interest and non-operating expenses, and a favorable tax rate.

•
Operating cash flow of $357.7 decreased $14.1 or 3.8%, primarily due to proceeds of $19.0 received in 2018 from an environmental insurance-related settlement and unfavorable working capital, partially offset by an improvement in segment operating income. Adjusted free cash flow of $318.8 reflected a 94.5% conversion of adjusted income from continuing operations.

In 2019, we advanced our strategic objectives to drive long-term growth and share gains. The following highlights a few examples of strategic actions that occurred during the year that will help position us for continued value creation:

•
We expanded manufacturing automation capabilities at MT Friction, installed a new plating line at CCT Nogales to improve lead times and reduce costs, and pursued Value Analysis and Value Engineering initiatives at IP.

•
We continued our efforts to develop and improve existing smart products with advanced technologies such as the ITT Smartpad which now also includes aftermarket applications, sensor-enabled KONI shock absorbers for electric buses, EnviZion valves, and i-Alert.

During the year, we drove market share gains by expanding in new and existing key end markets and geographies, including:

•	Advancing our capabilities and product offerings in the commercial aerospace and rail markets and were awarded significant multi-year contracts that may also generate aftermarket opportunities.

•	We significantly outpaced global Friction OEM production rates, due to strength in North America, China and Europe and had several key electric vehicle and SUV platform wins.
In 2019, we continued to deploy our capital in balanced and effective ways, including:

•	Completion of $118 of strategic acquisitions providing geographic expansion.

•	Funding major organic investments across our business segments that enhance our production capacity and technological capabilities.

•	Returning $94 to shareholders in the form of quarterly dividends and share repurchases.

•	Approval of a new $500 indefinite-term share repurchase program.
Our success in 2019 was driven by our commitment to efficiency, speed, customer centricity, and operational excellence, and we intend to build on this momentum in 2020 to drive growth and innovation in the face of market challenges and uncertainties. Our global and end market diversification strategy will help offset slowing global growth as well as uncertainty surrounding commodity costs, tariffs, and price pressures. We expect challenges in the coming year related to the recent announcement of a temporary halt in production of Boeing's 737 MAX which may temporarily impact Boeing’s demand for our products. In addition, the recent outbreak of the 2019 novel coronavirus in China is causing significant uncertainty and business disruption in the region and it is unknown when the virus will be fully contained, and what the ultimate global economic impact will be.
Despite these uncertainties, in 2020, we will focus on areas that are within our control such as continuing to drive productivity and innovation across our businesses and executing on our extensive war chest of self-help opportunities. We will continue to deploy our capital in a balanced and efficient way with a focus on organic growth initiatives, close-to-core acquisitions, and shareholder return. We are raising our first quarter 2020 quarterly dividend by 15%, which represents our eighth consecutive year of dividend increases.

DISCUSSION OF FINANCIAL RESULTS
2019 VERSUS 2018

	2019	2018	Change
Revenue	$2,846.4	$2,745.1	3.7%
Gross profit	910.1	887.2	2.6%
Gross margin	32.0%	32.3%	(30	)bp
Operating expenses	498.7	489.9	1.8%
Operating expense to revenue ratio	17.5%	17.8%	(30	)bp
Operating income	411.4	397.3	3.5%
Operating margin	14.5%	14.5%	—
Interest and non-operating (income) expenses, net	(3.0)	6.3	(147.6)%
Income tax expense	89.9	57.7	55.8%
Effective tax rate	21.7%	14.8%	690	bp
Income from continuing operations attributable to ITT Inc.	323.4	332.4	(2.7)%
Net income attributable to ITT Inc.	$325.1	$333.7	(2.6)%
All comparisons included within the Discussion of Financial Results for 2019 versus 2018 refer to results for the year ended December 31, 2019 compared to the year ended December 31, 2018, unless stated otherwise.
REVENUE AND ORDERS
The following table illustrates the year-over-year revenue and orders results from each of our segments for the years ended December 31, 2019 and 2018.

Revenue:	2019	2018	Change	Organic growth (decline)(a)
Motion Technologies	$1,241.8	$1,274.1	(2.5)%	2.0%
Industrial Process	943.8	827.1	14.1%	10.3%
Connect & Control Technologies	663.9	646.6	2.7%	2.1%
Eliminations	(3.1)	(2.7)
Total Revenue	$2,846.4	$2,745.1	3.7%	4.5%

Orders:
Motion Technologies	$1,250.6	$1,295.6	(3.5)%	1.2%
Industrial Process	886.8	902.1	(1.7)%	(4.7)%
Connect & Control Technologies	678.9	696.3	(2.5)%	(3.2)%
Eliminations	(3.1)	(2.1)
Total Orders	$2,813.2	$2,891.9	(2.7)%	(1.7)%

(a)	See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue and organic orders.
Motion Technologies
MT revenue for the year ended December 31, 2019 was $1,241.8, a decrease of $32.3, or 2.5%. Excluding the impact of foreign currency translation of $57.4, organic revenue increased $25.1, or 2.0%. The increase was driven by strength in global rail as well as Friction OEM share gains which significantly outpaced the global auto market, offset by a decline in our Wolverine business. KONI & Axtone sales grew 11% on strength in rail in Europe and Asia. Friction sales increased 3% due to growth of 6% in OEM from market share gains in North America, Europe and China which helped offset contraction in the global auto market and lower aftermarket activity of 2%. Wolverine sales decreased 13% driven by weakness in shims and lost sealing business.

Orders for the year ended December 31, 2019 were $1,250.6, a decrease of $45.0, or 3.5%. Excluding the impact of foreign currency translation of $60.6, organic orders increased $15.6, or 1.2%. Friction drove the improvement with a 2% increase primarily due to the ramp up of new platform wins in North America. KONI-Axtone increased 8% due to passenger rail market share gains, partially offset by a prior year Russian rail order of $14. Organic order growth was partially offset by weakness in our Wolverine business.
Industrial Process
IP revenue for the year ended December 31, 2019 was $943.8, an increase of $116.7, or 14.1%, which included revenue of $44.9 from our second quarter acquisition of Rheinhütte, and an unfavorable foreign currency translation impact of $13.5. Organic revenue increased 10.3% primarily driven by 35% growth in pump projects due to significant strength in the chemical and mining markets mainly in North America. Within our short-cycle business, organic revenue increased 3% from baseline pumps and aftermarket parts in the oil and gas and chemical markets.
Orders for the year ended December 31, 2019 were $886.8, a decrease of $15.3, or 1.7% which included orders of $42.6 from our second quarter acquisition of Rheinhütte, and an unfavorable foreign currency translation impact of $15.3. Organic orders decreased $42.6, or 4.7% due to a 7% reduction in projects driven by pump project declines and difficult comparisons to the prior year in the chemical and oil and gas markets, partially offset by strength in industrial. Orders from our short-cycle business declined 4% due to weakness in industrial valves, aftermarket parts, and baseline pumps.
The level of order and shipment activity related to project pumps can vary significantly from period to period, which may impact year-over-year comparisons. IP's backlog as of December 31, 2019 was $395.4, reflecting a decrease of $48.8, or 11.0%, compared to December 31, 2018.
Connect & Control Technologies
CCT revenue for the year ended December 31, 2019 was $663.9, an increase of $17.3, or 2.7%, which included revenue of $9.6 from our third quarter acquisition of Matrix, and an unfavorable foreign currency translation impact of $5.6. Organic revenue increased $13.3, or 2.1% driven by growth in commercial aerospace of 8% mainly within components and aftermarket. This was partially offset by declines in defense components due to prior year program strength and weaker sales from electric vehicle connectors.
Orders were $678.9, a decrease of $17.4, or 2.5%, which included orders of $11.0 from our third quarter acquisition of Matrix and an unfavorable foreign currency translation impact of $6.0. Organic orders decreased $22.4, or 3.2%, due to an 8% decrease in orders within the industrial market primarily due to connectors and components. Additionally, aerospace and defense orders decreased 1% primarily from prior year defense program strength and rotorcraft demand.
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
GROSS PROFIT
Gross profit for 2019 was $910.1, reflecting a gross margin of 32.0%. Gross profit for 2018 was $887.2, reflecting a gross margin of 32.3%. The decline in gross margin was primarily due to higher commodity costs, increased tariffs, and unfavorable product mix, partially offset by manufacturing and supply chain and productivity improvements across all segments and sales volume leverage.
Other
Tariffs
In 2018, the U.S. government announced tariffs on certain imported goods, and began renegotiating existing trade terms with China, Europe and other countries. These tariffs have negatively impacted the price of certain parts and materials we utilize to manufacture finished products we sell. Since announced, we have been managing the impacts of these tariffs and will attempt to mitigate the impact of higher input costs through pricing and supply chain actions, efficient utilization of our global manufacturing footprint, and supplier negotiations and diversification strategies. Tariffs and related impacts remain highly uncertain due to the current dynamic landscape and ongoing negotiations. Therefore, we are unable to estimate the ultimate outcome tariffs will have on our future results of operations, financial position, and cash flows.

OPERATING EXPENSES
The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	2019	2018	Change
General and administrative expenses	$254.1	$259.1	(1.9)%
Sales and marketing expenses	165.9	168.2	(1.4)%
Research and development expenses	97.9	98.4	(0.5)%
Loss (gain) on sale or disposal of long-lived assets	1.0	(40.7)	(102.5)%
Asbestos-related (benefit) cost, net	(20.2)	4.9	(512.2)%
Total operating expenses	$498.7	$489.9	1.8%
By Segment:
Motion Technologies	$163.3	$167.3	(2.4)%
Industrial Process	183.1	170.7	7.3%
Connect & Control Technologies	131.4	137.9	(4.7)%
Corporate & Other	20.9	14.0	49.3%
General and administrative (G&A) expenses were $254.1 for the year ended December 31, 2019, a decrease of $5.0. The decrease was mainly due to a decline in incentive compensation due in part to restructuring actions and favorable foreign exchange of $4. These items were partially offset by incremental restructuring costs of $7.5, higher acquisition-related costs of $7.2, and a favorable intellectual property settlement in the prior year of $6.2, net of legal expenses.
Sales and marketing expenses for the year ended December 31, 2019 were $165.9, a decrease of $2.3. Excluding incremental costs of $7.7 from our 2019 acquisitions of Rheinhütte and Matrix and favorable foreign currency of $3.4, sales and marketing expenses decreased $6.6. The decrease was driven by cost reduction actions across all segments.
Research and development expenses for the year ended December 31, 2019 were $97.9, a decrease of $0.5.
Gain on sale of long-lived assets of $40.7 for the year ended December 31, 2018 is primarily due to a net gain of $38.5 recognized on the sale of a former operating location.
During 2019, we recognized a net asbestos-related benefit of $20.2, compared to a net expense of $4.9 in the prior year. The change was primarily due to the current year remeasurement benefit of $68.1 compared to a remeasurement cost of $10 in the prior year, offset by a prior year insurance settlements of $58.9. See Note 20, Commitments and Contingencies, to the Consolidated Financial Statements for further information on our asbestos-related liabilities and assets.

OPERATING INCOME
The following table illustrates the 2019 and 2018 operating income and operating margin by segments and at the consolidated level.

	2019	2018	Change
Motion Technologies	$216.1	$223.4	(3.3)%
Industrial Process	104.7	91.4	14.6%
Connect & Control Technologies	111.5	96.5	15.5%
Segment operating income	432.3	411.3	5.1%
Asbestos-related benefit (cost), net	20.2	(4.9)	512.2%
(Loss) gain on sale or disposal of corporate long-lived assets	(0.2)	38.5	(100.5)%
Other corporate costs	(40.9)	(47.6)	14.1%
Total corporate and other cost, net	(20.9)	(14.0)	(49.3)%
Total operating income	$411.4	$397.3	3.5%
Operating margin:
Motion Technologies	17.4%	17.5%	(10	)bp
Industrial Process	11.1%	11.1%	—
Connect & Control Technologies	16.8%	14.9%	190	bp
Segment operating margin	15.2%	15.0%	20	bp
Consolidated operating margin	14.5%	14.5%	—
MT operating income for the year ended December 31, 2019 decreased $7.3, and had a margin decline of 10 basis points to 17.4%. The decline in operating income was due to an increase in commodity costs and tariffs, unfavorable foreign currency impacts, and higher strategic investments. Additionally, legal costs increased year over year by $7.5, primarily related to a favorable intellectual property settlement in 2018 of $6.2, net of legal expenses. These increases were partially offset by benefits of $46 from supply chain, productivity, and restructuring actions.
IP operating income for the year ended December 31, 2019 increased $13.3, and had an operating margin of 11.1% which was consistent with the prior year. The increase in operating income was primarily driven by favorable sales volume and price, savings from productivity and supply chain actions, and our strategic acquisition of Rheinhütte. These were partially offset by higher commodity costs and tariffs, unfavorable sales mix, and higher restructuring and acquisition costs.
CCT operating income for the year ended December 31, 2019 increased $15.0, and delivered an improvement to operating margin of 190 basis points to 16.8%. The increase was driven by benefits from productivity, supply chain, and restructuring actions, favorable sales volume, and our strategic acquisition of Matrix. Additionally, 2018 included $5 in legal costs associated with a resolved U.S. Department of Justice (DOJ) civil matter. These benefits were partially offset by unfavorable commodity costs, strategic investments, and sales mix.
Other corporate costs, net, decreased $6.7 due to lower compensation and incentive costs and lower environmental costs, partially offset by higher intangible amortization of $2.7 and legal costs of $2.1.
INTEREST AND NON-OPERATING (INCOME) EXPENSES, NET

	2019	2018	Change
Interest (income) expense, net	$(4.1)	$0.4	(1,125.0)%
Miscellaneous expense, net	1.1	5.9	(81.4)%
Total interest and non-operating (income) expenses, net	$(3.0)	$6.3	(147.6)%
The change in interest (income) expense, net in 2019 was due to favorable interest rates on commercial paper borrowings, interest income earned on time deposits, partially offset by interest income in the prior year related to a change in uncertain tax position.
Miscellaneous expenses, net decreased $4.8 in 2019, primarily due to lower postretirement benefit expenses, mainly driven by a settlement charge of $1.7 in 2018 and a reduction in amortization of actuarial losses.

INCOME TAX EXPENSE

	2019	2018	Change
Income tax expense	$89.9	$57.7	55.8%
Effective tax rate	21.7%	14.8%	690	bp
The higher effective tax rate in 2019 was primarily due to tax benefits of $22.9 in 2018 from German valuation allowance reversals on deferred tax assets.
We operate in various tax jurisdictions and are subject to examination by tax authorities in these jurisdictions. We are currently under examination in several jurisdictions including the Czech Republic, Germany, Hong Kong, India, Italy, Japan, the U.S. and Venezuela. The calculation of our tax liability for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $14 due to changes in audit status, expiration of statutes of limitations and other events. The settlement of any future examinations could result in changes in the amounts attributable to the Company under its existing Tax Matters Agreement with Exelis Inc. (Exelis) and Xylem Inc. (Xylem).
See Note 6, Income Taxes, to the Consolidated Financial Statements for further information on tax-related matters.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We plan to transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. The passage of the U.S. Tax Act provides greater flexibility around our global cash management strategy related to the amount and timing of transfers, and we will continue to support growth and expansion in markets outside of the U.S. through the development of products, increased capital spending, and potential foreign acquisitions. Net cash distributions from foreign countries amounted to $11.4 and $318.1 during 2019 and 2018, respectively. The timing and amount of any additional future distributions remains under evaluation.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. Aggregate dividends paid in 2019 were $52.1, compared to $47.3 in 2018, reflecting annual per share amounts of $0.588 and $0.536, respectively. In the first quarter of 2020, we declared a quarterly dividend of $0.169 per share for shareholders of record on March 16, 2020, which will be paid on April 6, 2020.
In 2019 and 2018, we repurchased and retired 0.5 and 1.0 shares of common stock, respectively, for $28.7 and $50.0, respectively, under our $1 billion share repurchase program. As of December 31, 2019, under the program, the Company has repurchased 22.7 shares for $938.1. In addition, on October 30, 2019, the Board of Directors approved the adoption of a new indefinite term $500 share repurchase program. Separate from the share repurchase program, the Company repurchased 0.3 shares and 0.1 shares for an aggregate price of $12.7 and $6.1 during 2019 and 2018, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs. All repurchased shares are canceled immediately following the repurchase.
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

Commercial Paper
We have access to the commercial paper market through programs in place in the U.S. and Europe, to supplement the cash flows generated internally and to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. We had $84.2 and $114.4 of commercial paper outstanding as of December 31, 2019 and 2018, respectively. Our average daily outstanding commercial paper balance for the years ended 2019 and 2018 was $122.0 and $110.7, respectively, and the maximum outstanding commercial paper during each of those respective years was $167.9 and $215.5, respectively. There have been no other material changes that have impacted our funding and liquidity capabilities.
Revolving Credit Agreement
Our $500 revolving credit agreement (the Revolving Credit Agreement) provides for increases of up to $200 for a possible maximum total of $700 in aggregate principal amount, at the request of the Company and with the consent of the institutions providing such increased commitments. The Revolving Credit Agreement is intended to provide access to additional liquidity to be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. Two borrowing options are available under the Revolving Credit Agreement: (i) a competitive advance option, and (ii) a revolving credit option. The interest rates for the competitive advance option will be obtained from bids in accordance with competitive auction procedures. The interest rates under the revolving credit option will be based either on LIBOR plus spreads reflecting the Company’s credit ratings, or on the Administrative Agent’s Alternate Base Rate. As of December 31, 2019 and 2018 we had no outstanding borrowings under the Revolving Credit Agreement. In the event of a ratings downgrade of the Company to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the Revolving Credit Agreement. On November 5, 2019, we amended the Revolving Credit Agreement to extend the maturity date from November 25, 2021 to November 25, 2022.
Our credit ratings as of December 31, 2019 were as follows:

Rating Agency	Short-Term Ratings	Long-Term Ratings
Standard & Poor’s	A-2	BBB
Moody’s Investors Service	P-3	Baa3
Fitch Ratings	F2	BBB+
There were no changes to the ITT credit ratings during 2019. Please refer to the rating agency websites and press releases for more information.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities for the three years ended December 31, 2019 and 2018.

	2019	2018
Operating activities	$357.7	$371.8
Investing activities	(203.4)	(52.3)
Financing activities	(101.5)	(128.8)
Foreign exchange	(3.0)	(15.3)
Total net cash flow provided by continuing operations	$49.8	$175.4
Net cash provided by (used in) discontinued operations	0.9	(4.2)
Net change in cash and cash equivalents	$50.7	$171.2
Operating Activities
The decrease in net cash provided by operating activities of $14.1 was the result of $19.0 in proceeds received in 2018 from an environmental insurance-related settlement, an increase in postretirement contributions of $11.7 in 2019 and unfavorable changes in working capital from an increase in accounts receivable due in part to higher sales. These items were partially offset by an increase in segment operating income, a decline in net asbestos payments of $19.2 due to favorable insurance recoveries and prior year environmental payments of $10.2 related to the sale of a former operating location. Additionally, in 2019 the Company’s net settlement of a $10 civil matter with the DOJ was partially offset by proceeds received of $9 from an intellectual property settlement.

Investing Activities
The increase in net cash used in investing activities of $151.1 was the result of our 2019 acquisitions of Rheinhütte and Matrix for a total of $113.1 and proceeds of $40 in 2018 from the sale of a former operating location, which was partially offset by a decline in capital expenditures of $4.1.
Financing Activities
The decrease in net cash used in financing activities of $27.3 was due to a reduction in repurchases of ITT common stock of $14.7, an increase in proceeds from employee stock option exercises of $9.1, and a decline in net debt repayments of $9.0, partially offset by an increase in dividends paid of $4.8.
Discontinued Operations
Net cash provided by discontinued operations for the year ended December 31, 2019 was driven by a tax-related reimbursements of $2.3 from former subsidiaries. Net cash used for the year ended December 31, 2018 was due to environmental-related payments for sites formerly owned by ITT, as well as cash payments related to the settlement of a state tax audit in the U.S.
Asbestos
Based on the estimated undiscounted asbestos liability as of December 31, 2019 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 47% of the asbestos indemnity and defense costs from our insurers. However, actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust within the next 10 years. In the tenth year of our estimate, our insurance recoveries are currently projected to be approximately 29%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
The Company has negotiated with certain of its excess insurers to reimburse the Company for a portion of its settlement or defense costs as incurred, frequently referred to as "coverage-in-place" agreements. Under coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. The Company has entered into policy buyout agreements with certain insurers confirming the aggregate amount of available coverage under the subject policies and setting forth a schedule for future payments to a Qualified Settlement Fund, to be disbursed for future asbestos costs. Collectively, these agreements are designed to facilitate an orderly resolution and collection of ITT’s insurance and to mitigate issues that insurers may raise regarding their responsibility to respond to claims.
As of December 31, 2019, the Company has entered into coverage-in-place agreements and policy buyout agreements representing approximately 57% of our recorded asset. All of our primary insurance policies are exhausted which may result in higher net cash outflows until excess carriers begin accepting claims for reimbursement. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at December 31, 2019. We continue to explore negotiations with our insurers to maximize our insurance recoveries. For example, in February 2020, the Company signed an agreement-in-principle with a group of insurers to settle responsibility for certain insurance claims for $66.4. We are currently evaluating the impact of this agreement on our insurance asset and estimate that the settlement will result in an increase to our insurance asset in the first quarter of 2020.
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
Although asbestos cash outflows can vary significantly from year to year, our current net cash outflows for defense and indemnity, net of tax benefits, are projected to average $20 to $30 over the next five years, and increase to an average of approximately $35 to $45 per year over the remainder of the projection period. Net cash outflows for defense and indemnity, net of tax, averaged $20 over the past three annual periods. Total net asbestos cash outflows also include certain administrative costs such as legal related costs for insurance asset recoveries.

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
Funding of Postretirement Plans
The following table provides a summary of the funded status of our postretirement benefit plans as of December 31, 2019 and 2018.

	2019				2018
	U.S. Pension	Non-U.S. Pension	Other Benefits	Total	U.S. Pension	Non-U.S. Pension	Other Benefits	Total
Fair value of plan assets	$319.9	$0.6	$1.3	$321.8	$277.8	$0.6	$2.9	$281.3
Projected benefit obligation	310.4	98.4	116.6	525.4	291.8	89.4	118.6	499.8
Funded status	$9.5	$(97.8)	$(115.3)	$(203.6)	$(14.0)	$(88.8)	$(115.7)	$(218.5)
The funded status of our U.S. pension plans improved by $23.5 during 2019 primarily due to equity returns and discretionary contributions of $9. Our non-U.S. pension plans, which are typically not funded due to local regulations, had a decline in funded status of $9.0 during 2019, primarily due to a lower discount rate.
While the Company has significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974 and applicable Internal Revenue Code regulations mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend a plan or make benefit payments. As of December 31, 2019, the minimum funding percentages of all ITT U.S. qualified pension plans had been satisfied.
We make contributions to our postretirement benefit plans when considered necessary or advantageous to do so. However, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. Funding requirements under IRS rules are a major consideration in making contributions to our U.S. pension plans. Future minimum funding requirements will depend primarily on the return on plan assets and discount rate, both determined using AFTAP guidelines. Depending on these factors, and the resulting funded status of our U.S. pension plans, the level of future minimum contributions could be material. During 2019 and 2018, we contributed $12.9 and $4.3 to our global pension plans, respectively. The 2019 amount included discretionary contributions to our U.S. pension plans of $9.0. We anticipate making contributions to our global pension plans of approximately $5 during 2020 which excludes any potential cash funding required to terminate the U.S. qualified pension plan.
The funded status of our other employee-related defined benefit plans improved marginally by $0.4 during 2019. We contributed $10.0 and $6.9 to our other employee-related defined benefit plans during 2019 and 2018, respectively. We currently estimate that the 2020 contributions to our other employee-related defined benefit plans will be approximately $10.
U.S. Qualified Pension Plan Termination
On February 19, 2020, the Company’s Board of Directors conditionally authorized the termination of our U.S. qualified pension plan by offering lump sum distributions to certain participants and transferring the plan’s remaining benefit obligations to an insurance company through one or more group annuity contracts. The current projected benefit obligation is $296. Ultimate plan termination is subject to certain considerations, including regulatory review, interest rates and annuity pricing. If we proceed with the termination of the plan, the transaction is expected to occur in the second half of 2020 and would be funded with plan assets, $319.9 as of December 31, 2019. Any additional funding, if necessary, would be made with cash. Our investment strategy has since been updated to reduce risk by increasing the asset allocation to 100% fixed income and cash. At the time such a transaction were to close, an insurance company (or companies) would assume responsibility for paying and administering pension benefits that had been an obligation of the plan to plan participants and their beneficiaries. Upon transfer of the pension obligation, we expect to recognize a non-cash pension settlement charge of approximately $130 to $140 before tax, which includes recognition of the remaining pension losses, currently recorded in accumulated other comprehensive loss, and derecognition of the net assets of the plan. As a result of the plan transfer, the amount of benefits to be received by participants will not be impacted and will be protected by state guaranty associations.
See Note 16, Postretirement Benefit Plans, for additional financial information related to our postretirement obligations.
Capital Resources
Long-term debt is generally defined as any debt with an original maturity greater than 12 months. As of December 31, 2019, we have sources of short- and long-term funding including access to the capital markets through a commercial paper program and $500 of available borrowing capacity, which may potentially be expanded to $700, under the Revolving Credit Agreement, as well as market access to longer-term markets. Our commercial paper program is supported by the Revolving Credit Agreement and our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances.
The table below provides long-term debt outstanding and finance lease obligations at December 31, 2019 and 2018.

	2019	2018
Current portion of long-term debt and finance leases	$2.3	$1.8
Non-current portion of long-term debt and finance leases	12.9	8.8
Total long-term debt and finance leases	$15.2	$10.6
Contractual Obligations
ITT’s commitment to make future payments under long-term contractual obligations was as follows, as of December 31, 2019:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt, including interest and finance leases	$15.7	$2.5	$4.2	$4.1	$4.9
Operating leases	128.2	22.5	33.4	17.9	54.4
Purchase obligations(a)	119.1	113.3	5.8	—	—
Other long-term obligations(b)	94.8	10.2	17.6	15.2	51.8
Total	$357.8	$148.5	$61.0	$37.2	$111.1
In addition to the amounts presented in the table above, we have recorded liabilities for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years and uncertain tax positions of $817.6 and $22.1, respectively, in our Consolidated Balance Sheet at December 31, 2019. These amounts have been excluded from the contractual obligations table due to an inability to reasonably estimate the timing of payments in individual years. In addition, while we make contributions to our postretirement benefit plans when considered necessary or advantageous to do so, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. As such, expected contributions to our postretirement benefit plans have been excluded from the table above.

(a)
Represents unconditional purchase agreements that are enforceable and legally binding and that specify all significant terms to purchase goods or services, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase agreements that are cancellable without penalty have been excluded.

(b)
Other long-term obligations include amounts recorded on our December 31, 2019 Consolidated Balance Sheet, including estimated environmental payments and employee compensation agreements. We estimate based on historical experience that we will spend between $5 and $7 per year on environmental investigation and remediation, which excludes income related to settlement payments. A portion of our environmental investigation and remediation costs are legally mandated through various orders and agreements with state and federal oversight agencies. At December 31, 2019, our recorded environmental liability was $61.9.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements represent transactions, agreements or other contractual arrangements with unconsolidated entities, where an obligation or contingent interest exists. Our off-balance sheet arrangements, as of December 31, 2019, consist of indemnities related to acquisition and disposition agreements and certain third-party guarantees.
Indemnities
Since our founding in 1920, we have acquired and disposed of numerous businesses. The related acquisition and disposition agreements allocate certain assets and liabilities among the parties and contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party or for assumed or excluded liabilities. These provisions address a variety of subjects. The term and monetary amounts of each such provision are defined in the specific agreements and may be affected by various conditions and external factors. Many of the provisions have expired either by operation of law or as a result of the terms of the agreement. We do not have a liability recorded for these expired provisions and are not aware of any claims or other information that would give rise to material payments under such provisions.
As part of ITT's 2011 spin-off of its Defense and Information Solutions business, Exelis, and its water-related business, Xylem, ITT LLC agreed to assume certain liabilities and provide certain indemnifications and cross-indemnifications among ITT LLC, Exelis and Xylem, subject to limited exceptions with respect to employee claims. The provisions address a variety of subjects, including asserted and unasserted product liability matters (e.g., asbestos claims, product warranties) which relate to certain products manufactured, repaired or sold prior to the date of the 2011 spin-off. These provisions last indefinitely and are not affected by Harris' acquisition of Exelis, or Harris' merger with L3 Technologies. In addition, ITT LLC, Exelis and Xylem agreed to certain cross-indemnifications with respect to other liabilities and obligations. ITT LLC expects Exelis and Xylem to fully perform under the terms of the Distribution Agreement and therefore has not recorded a liability for matters for which we have been assumed or indemnified. In addition, both Exelis and Xylem have made asbestos indemnity claims that could give rise to material payments under the indemnity provided by ITT LLC; such claims are included in our estimate of asbestos liabilities.
Guarantees
We had $138.1 of guarantees, letters of credit and similar arrangements outstanding at December 31, 2019, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2019 as the likelihood of nonperformance by the underlying obligors is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our financial statements.

KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews a variety of key performance indicators including revenue, segment operating income and margins, earnings per share, order growth, free cash flow, backlog, and working capital, some of which are calculated other than in accordance with accounting principles generally accepted in the United State of America (GAAP). In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions, dividends, and share repurchases. Some of these metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for measures determined in accordance with GAAP. We consider the non-GAAP measures disclosed in this Annual Report on Form 10-K to be key performance indicators. These measures, which may not be comparable to similarly titled measures reported by other companies, consist of the following:

•
"Organic revenue" and "organic orders" are defined as revenue and orders, excluding the impacts of foreign currency fluctuations, acquisitions, and divestitures that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Management believes that reporting organic revenue and organic orders provides useful information to investors by helping identify underlying trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers.

Reconciliations of organic revenue for the year ended December 31, 2019 is provided below.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2019 Revenue	$1,241.8	$943.8	$663.9	$(3.1)	$2,846.4
Acquisitions	—	(44.9)	(9.6)	—	(54.5)
Foreign currency translation	57.4	13.5	5.6	(0.1)	76.4
2019 Organic revenue	1,299.2	912.4	659.9	(3.2)	2,868.3
2018 Revenue	1,274.1	827.1	646.6	(2.7)	2,745.1
Organic revenue growth	$25.1	$85.3	$13.3	$(0.5)	$123.2
Percentage change	2.0%	10.3%	2.1%		4.5%
Reconciliations of organic orders for the year ended December 31, 2019 is provided below.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2019 Orders	$1,250.6	$886.8	$678.9	$(3.1)	$2,813.2
Acquisitions	—	(42.6)	(11.0)	—	(53.6)
Foreign currency translation	60.6	15.3	6.0	—	81.9
2019 Organic orders	1,311.2	859.5	673.9	(3.1)	2,841.5
2018 Orders	1,295.6	902.1	696.3	(2.1)	2,891.9
Organic orders growth	$15.6	$(42.6)	$(22.4)	$(1.0)	$(50.4)
Percentage change	1.2%	(4.7)%	(3.2)%		(1.7)%

•
"Adjusted operating income" and "Adjusted segment operating income" are defined as operating income, adjusted to exclude special items that include, but are not limited to, asbestos-related impacts, restructuring, realignment, certain acquisition-related impacts, and unusual or infrequent operating items. Special items represent significant charges or credits that impact current results, which management views as unrelated to the Company's ongoing operations and performance. "Adjusted operating margin" and "Adjusted segment operating margin" are defined as adjusted operating income or adjusted segment operating income divided by revenue. We believe these financial measures are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.

Reconciliations of operating income to adjusted operating income for the years ended December 31, 2019 and 2018 are provided in the tables below.

Year Ended December 31, 2019	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	ITT Inc.
Operating income	$216.1	$104.7	$111.5	$432.3	$(20.9)	$411.4
Asbestos-related benefit, net	—	—	—	—	(20.2)	(20.2)
Restructuring costs	4.9	5.7	2.0	12.6	0.1	12.7
Acquisition-related	—	7.5	1.2	8.7	—	8.7
Realignment costs and other(a)	1.3	1.5	0.3	3.1	5.2	8.3
Adjusted operating income	$222.3	$119.4	$115.0	$456.7	$(35.8)	$420.9
Adjusted operating margin	17.9%	12.7%	17.3%	16.0%		14.8%
Year Ended December 31, 2018
Operating income	$223.4	$91.4	$96.5	$411.3	$(14.0)	$397.3
Net gain on sale of former operating location	—	—	—	—	(38.5)	(38.5)
Asbestos-related cost, net	—	—	—	—	4.9	4.9
Restructuring costs	2.3	0.1	2.1	4.5	0.7	5.2
Acquisition-related	(0.4)	—	—	(0.4)	—	(0.4)
Realignment costs and other(a)	(6.2)	—	5.0	(1.2)	—	(1.2)
Adjusted operating income	$219.1	$91.5	$103.6	$414.2	$(46.9)	$367.3
Adjusted operating margin	17.2%	11.1%	16.0%	15.1%		13.4%

(a)	Realignment costs and other at MT include costs associated with the settlement of a legal matter in 2019 and an intellectual property settlement gain in 2018.
Realignment costs and other at IP include an intangible asset impairment and management reorganization.
Realignment costs and other at CCT include costs associated with a resolved DOJ civil matter.
Realignment costs and other at Corporate include amortization of an intangible asset and a management reorganization.

•
"Adjusted income from continuing operations" and "adjusted income from continuing operations per diluted share" (Adjusted EPS) are defined as income from continuing operations attributable to ITT Inc. and income from continuing operations attributable to ITT Inc. per diluted share, adjusted to exclude special items that include, but are not limited to, asbestos-related impacts, restructuring, realignment, pension settlement and curtailment impacts, certain acquisition-related impacts, income tax settlements or adjustments, and unusual or infrequent items. Special items represent significant charges or credits, on an after-tax basis, that impact current results which management views as unrelated to the Company's ongoing operations and performance. The after-tax basis of each special item is determined using the jurisdictional tax rate of where the expense or benefit occurred. We believe that adjusted income from continuing operations is useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.

A reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, to income from continuing operations and income from continuing operations per diluted share for the years ended December 31, 2019 and 2018 are provided in the table below.

	2019	2018
Income from continuing operations attributable to ITT Inc.	$323.4	$332.4
Tax-related special items(a)	5.1	(28.4)
Net gain on sale of a former operating location, net of tax expense of $0.1 and $11.5, respectively	(0.3)	(27.0)
Asbestos-related (benefit) cost, net of tax expense (benefit) of $4.7 and $(1.1), respectively	(15.5)	3.8
Restructuring costs, net of tax benefit of $2.9 and $0.9, respectively	9.8	4.3
Acquisition-related costs (benefit), net of tax (benefit) expense of $(0.6) and $0.2, respectively	8.1	(0.2)
Realignment and other, net of tax (benefit) expense of $(2.0) and $0.8, respectively(b)	6.7	2.0
Adjusted income from continuing operations	$337.3	$286.9
Income from continuing operations attributable to ITT Inc. per diluted share (EPS)	$3.65	$3.75
Adjusted EPS	$3.81	$3.23

(a)	The following table details significant components of the tax-related special items. See Note 6, Income Taxes, to Consolidated Financial Statements for further information.

	2019	2018
Change in deferred tax asset valuation allowance	$4.7	$(23.7)
Charge on undistributed foreign earnings	7.3	(4.5)
Change in uncertain tax positions	0.2	(4.0)
U.S. federal tax law change	—	(0.9)
Other	(7.1)	4.7
Net tax-related special items	$5.1	$(28.4)

(b)
Realignment and other in 2019 primarily relates to amortization of certain intangible assets, an intangible asset impairment, management reorganization costs at IP and our Corporate Headquarters, and costs associated with a legal matter.

Realignment and other in 2018 primarily relates to costs associated with a resolved DOJ civil matter, income from an intellectual property settlement, and pension settlement costs.

•
"Adjusted free cash flow" is defined as net cash provided by operating activities less capital expenditures, adjusted for cash payments for restructuring costs, realignment actions, net asbestos cash flows and other significant items that impact current results which management views as unrelated to the Company's ongoing operations and performance. Due to other financial obligations and commitments, including asbestos, the entire adjusted free cash flow may not be available for discretionary purposes. We believe that adjusted free cash flow and adjusted free cash flow conversion provide useful information to investors as it provides insight into the primary cash flow metric used by management to monitor and evaluate cash flows generated by our operations. "Adjusted free cash flow conversion" is defined as adjusted free cash flow divided by adjusted income from continuing operations. A reconciliation of adjusted free cash flow is provided below.

	2019	2018
Net cash - Operating activities	$357.7	$371.8
Capital expenditures	(91.4)	(95.5)
Net asbestos cash payments	21.6	40.8
Insurance settlement agreement, net	—	(16.9)
Restructuring cash payments	11.7	8.2
Discretionary pension contributions, net of tax	6.9	—
Legal settlements, net	6.4	—
Realignment and other cash payments	5.9	0.5
Adjusted free cash flow	$318.8	$308.9
Adjusted income from continuing operations	337.3	286.9
Adjusted free cash flow conversion	94.5%	107.7%

•
"Working capital" is defined as the sum of Receivables, net, Inventories, net, and Current contract assets, less Accounts payable and Current contract liabilities. We believe that working capital provides useful information to investors as it provides insight into both a company's operational efficiency and its short-term financial health. A reconciliation of working capital is provided below.

	2019	2018
Receivables, net	$578.4	$540.0
Inventories, net	392.9	380.5
Current contract assets	18.0	21.8
Less: Accounts payable	332.4	339.2
Less: Current contract liabilities	57.4	61.0
Working capital	$599.5	$542.1

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in accordance with GAAP requires us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting policies used in the preparation of the financial statements are discussed in Note 1, Description of Business, Basis of Presentation and Summary of Significant Accounting Policies, to the Consolidated Financial Statements. An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes to the estimate that are reasonably possible could materially affect the financial statements. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of ITT’s Board of Directors.
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
Asbestos Matters
Our subsidiaries, ITT LLC and Goulds Pumps LLC, have been sued along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) that contained asbestos. To the extent that these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable.
Estimating our exposure to pending asbestos claims and those that may be filed in the future is subject to significant uncertainty and risk as there are multiple variables that can affect the timing, severity, quality, quantity, and resolution of claims. The methodology used to project future asbestos costs is based largely on the Company’s recent experience in resolving asbestos claims. To estimate the Company's exposure for pending claims, we use recent dismissal rates and settlement averages to calculate the expected cost of those cases. To estimate the unasserted claims, the Company relies on previously conducted epidemiological studies estimating the population of U.S. workers across 11 different industry and occupation categories believed to have been exposed to asbestos. We use relevant information from those studies to calculate an estimate of the number of claims to be filed against the Company over the next 10 years and then apply our recent experience on dismissals and settlement averages to calculate the estimated costs to be incurred to resolve those unasserted claims. In addition, the estimate is augmented for the costs of defending asbestos claims in the tort system. The asbestos liability has not been discounted to present value due to the inability to reliably forecast the timing of future cash flows. The Company retains a consulting firm to assist management in estimating our potential exposure to pending asbestos claims and for claims estimated to be filed over the next 10 years. The methodology to project future asbestos costs is one in which the underlying assumptions are separately assessed for their reasonableness and then each is used as an input to the liability estimate. Our assessment of the underlying assumptions concludes on one value for each assumption.
The liability estimate is most sensitive to assumptions surrounding mesothelioma and lung cancer claims, as together, the estimated costs to resolve pending and estimated future mesothelioma and lung cancer claims represent approximately 99% of the indemnity liability, but only 32% of pending claims.
The assumptions used by the Company are interdependent and no one factor predominates in estimating the asbestos liability. While there are other potential inputs to the model used to estimate our asbestos exposures for pending and estimated future claims, our methodology relies on the best input available for each individual assumption and, due to the interdependencies, does not create a range of reasonably possible outcomes. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key assumptions, additional uncertainty related to asbestos claims arise from the long latency period prior to the manifestation of an asbestos-related disease, changes in available medical treatments and associated medical costs, changes in plaintiff behavior resulting from bankruptcies of other companies that are potential defendants or co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction, and the impact of potential legislative or judicial changes.

The forecast period used to estimate our potential exposure to projected asbestos claims is a judgment based on a number of factors, including volatility in asbestos litigation in general, the number and type of claims filed, recent experience with claims activity, and whether our past experience is expected to continue into the future. Developments related to asbestos tend to be long-cycle, changing over multi-year periods. We closely monitor these and other factors and periodically assess whether an alternative forecast period is appropriate.
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
Based on the estimated undiscounted asbestos liability as of December 31, 2019 (for claims filed or estimated to be filed over the next 10 years), we have estimated that we will be able to recover 47% of asbestos indemnity and defense costs from our insurers. However, there is uncertainty in estimating when cash payments related to the recorded asbestos liability will be fully expended and such cash payments will continue for a number of years beyond the next 10 years due to the lag time between the date a claim is filed and when it is resolved. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to exhaustion of policies and the insolvency of certain insurers. In the 10th year of our estimate, our insurance recoveries are currently projected to be approximately 29%. Future recovery rates may be impacted (positively or negatively) by other factors, such as future insurance settlements, unforeseen insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
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
Furthermore, any predictions with respect to the variables impacting our estimate of the asbestos liability and related asset are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims for years beyond the next 10 years at this time. Accordingly, no accrual or receivable has been recorded for any costs which may be incurred for claims asserted subsequent to 2029.
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
Warranty accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, we base our estimated warranty obligation on product warranty terms offered to customers, ongoing product failure rates, materials usage, service delivery costs incurred in correcting a product failure, and specific product class failures outside of our baseline experience and associated overhead costs. If actual product failure rates, repair rates, or any other post-sales support costs differ from these estimates, revisions to the estimated warranty liability would be required.
For certain highly complex contracts, design, engineering, and other preproduction costs may be capitalized if the costs relate directly to a contract or anticipated contract that the entity can specifically identify, the costs generate or enhance resources of the entity that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. In addition to direct labor and materials to fulfill a contract or anticipated contract, we exercise judgment in determining which costs are allocated, including allocations of contract management and depreciation of tooling used to fulfill the contract. Additionally, overall contract profitability is estimated in determining cost recoverability.
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
In cases when we opt not to perform a qualitative evaluation or the qualitative evaluation indicates that the likelihood of impairment is more likely than not, we then perform a two-step quantitative impairment test for goodwill. We test each reporting unit for goodwill impairment quantitatively at a minimum of once every three years. In the first step, we compare the estimated fair value of each reporting unit to its carrying value. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then we must perform the second step of the impairment test in order to measure the impairment loss to be recorded, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. In our annual impairment test for indefinite-lived intangible assets, we compare the fair value of those assets to their carrying value. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value.

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
See Note 12, Goodwill and Other Intangible Assets, net, to the Consolidated Financial Statements for more information.
Environmental Liabilities
We are subject to various federal, state, local, and foreign environmental laws and regulations that require environmental assessment or remediation efforts. Accruals for environmental exposures are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Significant judgment is required to determine both the likelihood of a loss and the estimated amount of loss. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in estimating our reserve for environmental liabilities. Our environmental reserve of $61.9 at December 31, 2019, represents management’s estimate of undiscounted costs expected to be incurred related to environmental assessment or remediation efforts, as well as related legal fees, without regard to potential recoveries from insurance companies or other third parties. Our estimated liability is reduced to reflect the participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective share of the relevant costs and that share can be reasonably estimated. Our environmental accruals are reviewed and adjusted for progress of investigation and remediation efforts and as additional technical or legal information become available, such as the impact of negotiations with regulators and other potentially responsible parties, settlements, rulings, advice of legal counsel, and other current information.
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
Although it is not possible to predict with certainty the ultimate costs of environmental remediation, the reasonably possible high-end range of our estimated environmental liability at December 31, 2019 was $108.4.
Recent Accounting Pronouncements
See Note 2, Recent Accounting Pronouncements, to the Consolidated Financial Statements for a complete discussion of recent accounting pronouncements.

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
Foreign Currency Exchange Rate Exposures
Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Our principal currency exposures relate to the Euro, Mexican peso, Polish zloty, South Korean won, Chinese renminbi, and the Czech koruna. Based on a sensitivity analysis at December 31, 2019, a hypothetical 10% change in the foreign currency exchange rates for the year ended December 31, 2019 would have resulted in translation impact to our pre-tax earnings of approximately $27, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above and we did not have any such contracts in place as of December 31, 2019.
Interest Rate Exposures
As of December 31, 2019, our outstanding variable rate debt was $84.2. We estimate that a hypothetical increase in interest rates of 100 basis points would result in approximately $1 of additional annual interest expense based on current borrowing levels.
Commodity Price Exposures
Portions of our business are exposed to volatility in the prices of certain commodities, such as steel, gold, copper, nickel, iron, aluminum, tin, and rubber as well as specialty alloys, including titanium that we purchase in the raw form, or that are used in purchased component parts. The prices of these and other commodities may also be impacted by tariffs. When practical, we attempt to control such costs through fixed-price contracts with suppliers; however, we are prone to exposure as these contracts expire. We evaluate hedging opportunities to mitigate or minimize the risk of operating margin erosion resulting from the volatility of commodity prices. Assuming all other variables remain constant, we estimate that a hypothetical 10% change in steel prices, excluding any impact of purchased component parts, would impact pre-tax earnings by approximately $6 to $8. We estimate that a hypothetical 10% change in prices for any other commodity would not be material to our financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Attached as exhibits to this Annual Report on Form 10-K are certifications of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 under the Exchange Act, as amended.
(a) Evaluation of Disclosure Controls and Procedures
The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2019. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
The Company's Disclosure Committee has the responsibility of considering and evaluating the materiality of information and reviewing disclosure obligations on a timely basis. The Disclosure Committee meets regularly and assists the CEO and the CFO in designing, establishing, reviewing, and evaluating the Company’s disclosure controls and procedures.
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
Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, completely, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America; (iii) provide reasonable assurance that Company receipts and expenditures are made only in accordance with the authorization of management and the directors of the Company, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the Consolidated Financial Statements. Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct any identified deficiencies.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Management based this assessment on criteria for effective internal control over financial reporting described in the 2013 "Internal Control — Integrated Framework" released by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management's assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, management determined that, as of December 31, 2019, the Company maintained effective internal control over financial reporting.
For purposes of evaluating internal controls over financial reporting, management determined that the internal controls of Rheinhütte Pumpen Group (Rheinhütte) and Matrix Composites, Inc. (Matrix), which the Company acquired in 2019, would be excluded from the internal control assessment as of December 31, 2019, due to the timing of the closing of these acquisitions and as permitted by the rules and regulations of the SEC. For the year ended December 31, 2019, Rheinhütte and Matrix collectively constituted 3.5% of total assets and 1.9% of total revenues of the Company.
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
(c) Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2019, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control. As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of Euros 1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through December 31, 2019, however, Bornemann did pay annual fees of approximately Euros 11 thousand in each of 2019, 2018 and 2017 to the German financial institution which is maintaining the Bond.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of ITT Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ITT Inc. and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, and the related notes (collectively the “financial statements”) of the Company and our report dated February 21, 2020, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Rheinhütte Pumpen Group (“Rheinhütte”) and Matrix Composites, Inc. (“Matrix”), which were acquired on April 30, 2019 and July 3, 2019 respectively. The financial statements of these acquisitions constitute 2.67% and 0.86%, respectively, of total assets and 1.53% and 0.34%, respectively, of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at Rheinhütte and Matrix.
Basis for Opinion
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
February 21, 2020

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is incorporated by reference from the information provided under the sections entitled "Voting Items," "How to Vote," "Election of Directors (Proxy Item No. 1)," "Corporate Governance and Related Matters-Overview of Committees-Audit Committee" and "Audit Committee Report" in our Proxy Statement for the 2020 Annual Meeting of Shareholders (2020 Proxy Statement).
Information required by this Item 10 with respect to executive officers of the Company is contained under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.
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
Pursuant to New York Stock Exchange (NYSE) Listing Company Manual Section 303A.12(a), the Company submitted a Section 12(a) CEO Certification to the NYSE in 2019. The Company also filed with the SEC, as exhibits to the Company’s current Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 is incorporated by reference to the discussion under the headings "2019 Non-Management Director Compensation," "Compensation Tables," "Compensation Discussion and Analysis," "Compensation and Personnel Committee Report" and "Corporate Governance and Related Matters-Compensation Committee Interlocks and Insider Participation" in our 2020 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is incorporated by reference to the discussion under the caption "Other Matters - Stock Ownership of Directors, Executive Officers, and Certain Shareholders," and "Equity Compensation Plan Information" in our 2020 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the discussions under the captions "Corporate Governance and Related Matters-Policies for Approving Related Party Transactions" and "Corporate Governance and Related Matters-Director Independence" in our 2020 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about the fees for 2019 and 2018 for professional services rendered by our independent registered public accounting firm is incorporated by reference to the discussion under the heading "Ratification of Appointment of the Independent Registered Public Accounting Firm (Proxy Item No. 2)" of our 2020 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is also incorporated by reference to the discussion under the heading "Ratification of Appointment of the Independent Registered Public Accounting Firm (Proxy Item No. 2)" of our 2020 Proxy Statement.

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
Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of ITT Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ITT Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, Shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Asbestos-related liabilities and Accrued liabilities - Refer to Note 20 to the financial statements
The Company has been sued in product liability lawsuits alleging damages for personal injury arising from exposure to asbestos from component parts of certain products sold or distributed by various defendants, including certain ITT Inc.’s subsidiaries. The Company engages a third-party consulting firm with extensive experience in assessing asbestos related liabilities to assist management in its estimate of the potential undiscounted liability for pending and future asbestos related claims. The Company then records an estimated liability related to pending claims and claims estimated to be filed for which they believe it is probable and for which they can reasonably estimate. This estimate requires management to make significant estimates and assumptions related to the number of claims to be filed, claims to be adjudicated, disease type, settlement values, external factors, and the period to which the Company can reasonably estimate the liability. The Company has disclosed that due to the variables and uncertainties inherent in the long-term projection that it is probable it will incur additional costs for asbestos claims filed beyond the next 10 years that may be material but does not believe there is a reasonable basis for estimating those costs. The current and non-current liability as of December 31, 2019 was $86.0 million and $731.6 million, respectively.
We identified the liability of future asbestos related claims as a critical audit matter given the key assumptions involve subjectivity which requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether the asbestos related liabilities were appropriately recorded as of December 31, 2019.
Our audit procedures related to the asbestos liability included the following, among others:

•
We tested the effectiveness of controls over the liability estimate, including the assumptions selected for use in the Company’s third-party consulting firm’s model utilized to estimate the undiscounted cost of pending and future asbestos related claims.

•	We assessed the qualifications, experience, and objectivity of management’s third-party consultant.

•	We tested the underlying historical data that served as the basis for the actuarial analysis, for accuracy and completeness of disease type, actual settlement values, and case status.

•
We evaluated the period management used to project the future liability for pending and future asbestos claims by analyzing the volatility of Company specific historical claims experience since 2010 and comparing Company specific claims experience to the expected claims experience per published industry data to assess whether there was evidence of any long-term Company specific trends that would be potentially contradictory to the Company’s assumption, compared the estimation period to other companies with a similar liability exposure, and considered the impact of changes in the legal and regulatory environment on management’s assumptions.

•
With the assistance of our actuarial specialists that have experience in the area of asbestos-related reserves, we assessed the reasonableness of the valuation methodology, significant assumptions, and the computation of the liability estimate by the third-party consulting firm.

Asbestos-related assets and Other current assets - Refer to Note 20 to the financial statements
The Company has a number of primary and excess insurance policies from several insurers which were in place during the timeframe that the alleged asbestos exposure occurred. The Company has negotiated with certain of its excess insurers to reimburse the Company for a portion of its settlement and/or defense costs as incurred, frequently referred to as "coverage-in-place" agreements. Under coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. The Company has entered into policy buyout agreements with certain insurers confirming the aggregate amount of available coverage under the subject policies and setting forth a schedule for future payments to a Qualified Settlement Fund, to be disbursed for future asbestos costs. The Company retains a consulting firm to assist management in estimating probable insurance recoveries related to pending asbestos claims and claims estimated to be filed over the next 10 years. The current and non-current asset as of December 31, 2019 was $67.2 million and $319.6 million, respectively. As of December 31, 2019, the Company has entered into coverage-in-place agreements and policy buyout agreements representing approximately 57% of the recorded asset. The remaining part of the Company’s insurance receivable is estimated for each insurance carrier or policy based on the following significant assumptions 1) expected levels of future cost recovery, 2) the financial viability of the insurance companies, 3) the method by which losses will be allocated to the various insurance policies and the years covered by those policies, 4) the extent to which settlement and defense costs will be reimbursed by the insurance policies, and 5) interpretation of the various policy and contract terms and limits and its interrelationships.
We identified the asbestos-related insurance recoveries from insurance policies that do not have coverage-in-place or buyout agreements as a critical audit matter given the significant assumptions to determine the recoveries require a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether the asbestos related assets were appropriately recorded as of December 31, 2019.
Our audit procedures related to the assumptions used to estimate insurance recoveries related to asbestos liabilities included the following, among others:

•	We tested the effectiveness of controls, including those over the assumptions selected for use in the Company’s third-party consultant’s model for estimated recoveries.

•	We assessed the qualifications, experience, and objectivity of management’s third-party consultant.

•	We tested the insurance policies for existence and coverage amounts.

•	We evaluated the financial viability of insurance companies by reviewing available public external credit ratings.

•
With the assistance of our actuarial specialists that have experience in the area of asbestos-related assets, we evaluated the reasonableness of management’s selected recovery percentage based upon existing insurance policies by (1) reading the underlying insurance policies (2) considering the impact of recent legal precedents (3) evaluating changes in assumptions or other factors from the prior year and (4) recalculating the allocation of the asbestos losses to estimate the insurance recoveries.

•	We obtained correspondence from and made inquiries of the Company’s external legal counsel regarding their assessment of each insurance policy and the range of expected recovery.

•	We compared cash collections in 2019 to the Company’s prior year estimated recoveries.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 21, 2020
We have served as the Company's auditor since 2002.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) YEARS ENDED DECEMBER 31	2019	2018	2017
Revenue	$2,846.4	$2,745.1	$2,585.3
Costs of revenue	1,936.3	1,857.9	1,765.4
Gross profit	910.1	887.2	819.9
General and administrative expenses	254.1	259.1	258.4
Sales and marketing expenses	165.9	168.2	169.5
Research and development expenses	97.9	98.4	93.5
Loss (gain) on sale or disposal of long-lived assets	1.0	(40.7)	(0.9)
Asbestos-related (benefit) cost, net	(20.2)	4.9	(19.9)
Operating income	411.4	397.3	319.3
Interest and non-operating (income) expenses, net	(3.0)	6.3	9.9
Income from continuing operations before income tax	414.4	391.0	309.4
Income tax expense	89.9	57.7	194.6
Income from continuing operations	324.5	333.3	114.8
Income (loss) from discontinued operations, including tax benefit (expense) of $0.6, $(0.3), and $1.9, respectively	1.7	1.3	(1.5)
Net income	326.2	334.6	113.3
Less: Income (loss) attributable to noncontrolling interests	1.1	0.9	(0.2)
Net income attributable to ITT Inc.	$325.1	$333.7	$113.5

Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$323.4	$332.4	$115.0
Income (loss) from discontinued operations, net of tax	1.7	1.3	(1.5)
Net income	$325.1	$333.7	$113.5

Earnings (loss) per share attributable to ITT Inc.:
Basic earnings per share:
Continuing operations	$3.69	$3.79	$1.30
Discontinued operations	0.02	0.02	(0.01)
Net income	$3.71	$3.81	$1.29
Diluted earnings per share:
Continuing operations	$3.65	$3.75	$1.29
Discontinued operations	0.02	0.01	(0.01)
Net income	$3.67	$3.76	$1.28
Weighted average common shares – basic	87.7	87.7	88.3
Weighted average common shares – diluted	88.6	88.7	89.0
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above statements of operations.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS) YEARS ENDED DECEMBER 31	2019	2018	2017
Net income	$326.2	$334.6	$113.3
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(8.1)	(33.3)	95.4
Net change in postretirement benefit plans, net of tax impacts of $0.2, $(1.6), and $(5.5), respectively	(1.7)	6.0	7.6
Other comprehensive (loss) income	(9.8)	(27.3)	103.0
Comprehensive income	316.4	307.3	216.3
Less: Comprehensive income (loss) attributable to noncontrolling interests	1.1	0.9	(0.2)
Comprehensive income attributable to ITT Inc.	$315.3	$306.4	$216.5
Disclosure of reclassification adjustments and other adjustments to postretirement benefit plans (See Note 16)
Reclassification adjustments:
Amortization of prior service benefit, net of tax expense of $1.0, $1.1, and $1.8, respectively	$(3.4)	$(3.3)	$(3.0)
Amortization of net actuarial loss, net of tax benefit of $(1.8), $(2.4), and $(4.1), respectively	5.6	7.4	7.9
Loss on plan curtailment, net of tax benefit of $0.0, $0.0, and $(1.4), respectively	—	—	2.3
Loss on plan settlement, net of tax benefit of $0.0, $(0.4), and $0.0, respectively	—	1.3	—
Other adjustments:
Prior service cost, net of tax benefit (expense) of $0.4, ($0.1), and $0.8, respectively	(1.3)	—	(1.3)
Net actuarial (loss) gain, net of tax benefit (expense) of $0.6, $0.2, and $(2.6), respectively	(2.9)	(0.4)	4.6
Unrealized change from foreign currency translation	0.3	1.0	(2.9)
Net change in postretirement benefit plans, net of tax	$(1.7)	$6.0	$7.6

The accompanying Notes to the Consolidated Financial Statements are an integral part of the statements of comprehensive income.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) DECEMBER 31	2019	2018
Assets
Current assets:
Cash and cash equivalents	$612.1	$561.2
Receivables, net	578.4	540.0
Inventories, net	392.9	380.5
Other current assets	153.4	163.4
Total current assets	1,736.8	1,645.1
Plant, property and equipment, net	531.5	518.8
Goodwill	927.2	875.9
Other intangible assets, net	138.0	136.1
Asbestos-related assets	319.6	309.6
Deferred income taxes	138.1	164.5
Other non-current assets	316.5	196.8
Total non-current assets	2,370.9	2,201.7
Total assets	$4,107.7	$3,846.8
Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper and current maturities of long-term debt	$86.5	$116.2
Accounts payable	332.4	339.2
Accrued liabilities	430.8	416.7
Total current liabilities	849.7	872.1
Asbestos-related liabilities	731.6	775.1
Postretirement benefits	213.9	208.2
Other non-current liabilities	234.7	166.5
Total non-current liabilities	1,180.2	1,149.8
Total liabilities	2,029.9	2,021.9
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and Outstanding – 87.8 and 87.6 shares, respectively	87.8	87.6
Retained earnings	2,372.4	2,110.3
Accumulated other comprehensive loss:
Postretirement benefit plans	(133.3)	(131.6)
Cumulative translation adjustments	(252.0)	(243.9)
Total ITT Inc. shareholders' equity	2,074.9	1,822.4
Noncontrolling interests	2.9	2.5
Total shareholders’ equity	2,077.8	1,824.9
Total liabilities and shareholders’ equity	$4,107.7	$3,846.8

The accompanying Notes to the Consolidated Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS) YEARS ENDED DECEMBER 31	2019	2018	2017
Operating Activities
Income from continuing operations attributable to ITT Inc.	$323.4	$332.4	$115.0
Adjustments to income from continuing operations
Depreciation and amortization	113.4	109.4	105.3
Equity-based compensation	15.7	21.6	18.1
Loss (gain) on sale or disposal of long-lived assets	1.0	(40.7)	(0.9)
Asbestos-related (benefit) cost, net	(20.2)	4.9	(19.9)
Deferred income tax expense (benefit)	30.9	(14.7)	147.0
Other non-cash charges, net	38.8	13.8	20.8
Asbestos-related payments, net	(21.6)	(40.8)	(45.3)
Contributions to postretirement plans	(22.9)	(11.2)	(45.0)
Changes in assets and liabilities:
Change in receivables	(40.6)	(2.7)	(59.3)
Change in inventories	(0.6)	(13.3)	14.2
Change in contract assets	2.7	19.1	—
Change in contract liabilities	(5.1)	0.1	—
Change in accounts payable	(1.9)	(4.2)	16.8
Change in accrued expenses	(14.7)	5.7	17.2
Change in income taxes	(9.6)	14.4	(14.8)
Other, net	(31.0)	(22.0)	(22.0)
Net Cash – Operating activities	357.7	371.8	247.2
Investing Activities
Capital expenditures	(91.4)	(95.5)	(113.3)
Proceeds from sale of long-lived assets	0.9	43.2	3.8
Acquisitions, net of cash acquired	(113.1)	—	(113.7)
Other, net	0.2	—	—
Net Cash – Investing activities	(203.4)	(52.3)	(223.2)
Financing Activities
Commercial paper, net (repayments) borrowings	(27.2)	(44.5)	48.9
Short-term revolving loans, borrowings	—	246.5	77.3
Short-term revolving loans, repayments	—	(233.8)	(177.3)
Long-term debt, issued	8.1	3.2	7.0
Long-term debt, repayments	(3.2)	(2.7)	(1.3)
Repurchase of common stock	(41.4)	(56.1)	(32.9)
Dividends paid	(52.1)	(47.3)	(45.4)
Proceeds from issuance of common stock	14.9	5.8	11.2
Other, net	(0.6)	0.1	—
Net Cash – Financing activities	(101.5)	(128.8)	(112.5)
Exchange rate effects on cash and cash equivalents	(3.0)	(15.3)	20.0
Net cash from discontinued operations – operating activities	0.9	(4.2)	(2.4)
Net change in cash and cash equivalents	50.7	171.2	(70.9)
Cash and cash equivalents – beginning of year (includes restricted cash of $1.0, $1.2, and $1.2, respectively)	562.2	391.0	461.9
Cash and Cash Equivalents – end of Period (includes restricted cash of $0.8, $1.0, and $1.2, respectively)	$612.9	$562.2	$391.0
Supplemental Cash Flow Disclosures
Cash paid (received) during the year for:
Interest	$2.5	$3.3	$3.8
Income taxes, net of refunds received	63.4	53.5	62.0
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN MILLIONS, EXCEPT SHARE AMOUNTS)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)

December 31, 2016	88.4	$88.4	$1,789.2	$(451.2)	$2.0	$1,428.4

Activity from stock incentive plans	0.7	0.7	29.9	—	—	30.6
Share repurchases	(0.9)	(0.9)	(32.0)	—	—	(32.9)
Cumulative adjustment for accounting change (See Note 2)	—	—	1.0	—	—	1.0
Net income (loss)	—	—	113.5	—	(0.2)	113.3
Dividends declared ($0.512 per share)	—	—	(45.5)	—	—	(45.5)
Total other comprehensive income, net of tax	—	—	—	103.0	—	103.0
Other	—	—	—	—	(0.1)	(0.1)
December 31, 2017	88.2	88.2	1,856.1	(348.2)	1.7	1,597.8

Activity from stock incentive plans	0.5	0.5	27.0	—	—	27.5
Share repurchases	(1.1)	(1.1)	(55.0)	—	—	(56.1)
Cumulative adjustment for accounting change	—	—	(4.1)	—	—	(4.1)
Net income	—	—	333.7	—	0.9	334.6
Dividends declared ($0.536 per share)	—	—	(47.4)	—	—	(47.4)
Total other comprehensive loss, net of tax	—	—	—	(27.3)	—	(27.3)
Other	—	—	—	—	(0.1)	(0.1)
December 31, 2018	87.6	87.6	2,110.3	(375.5)	2.5	1,824.9

Activity from stock incentive plans	1.0	1.0	29.6	—	—	30.6
Share repurchases	(0.8)	(0.8)	(40.6)	—	—	(41.4)
Net income	—	—	325.1	—	1.1	326.2
Dividends declared ($0.588 per share)	—	—	(52.0)	—	—	(52.0)
Dividend to noncontrolling interest	—	—	—	—	(0.7)	(0.7)
Total other comprehensive loss, net of tax	—	—	—	(9.8)	—	(9.8)
December 31, 2019	87.8	$87.8	$2,372.4	$(385.3)	$2.9	$2,077.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above statements of changes in shareholders’ equity.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS AND SHARES (EXCEPT PER SHARE AMOUNTS) IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
ITT Inc. is a diversified manufacturer of highly engineered critical components and customized technology solutions for the transportation, industrial, and oil and gas markets. Unless the context otherwise indicates, references herein to "ITT," "the Company," and such words as "we," "us," and "our" include ITT Inc. and its subsidiaries. ITT operates in three segments: Motion Technologies, consisting of friction and shock and vibration equipment; Industrial Process, consisting of industrial flow equipment and services; and Connect & Control Technologies, consisting of electronic connectors, fluid handling, motion control, composite materials, and noise and energy absorption products. Financial information for our segments is presented in Note 3, Segment Information.
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
The transaction price in our contracts consists of fixed consideration and the impact of variable consideration including returns, rebates and allowances, and penalties. Variable consideration is generally estimated using a probability-weighted approach based on historical experience, known trends, and current factors including market conditions and status of negotiations.
When there is more than one performance obligation, the transaction price is allocated to the performance obligations based on the relative estimated standalone selling prices. If not sold separately, estimated standalone selling prices are determined considering various factors including market and pricing trends, geography, product customization, and profit objectives. Revenue is recognized when the appropriate revenue recognition criteria for the individual performance obligations have been satisfied.
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
Asbestos-Related Liabilities and Assets
Our subsidiaries, including ITT LLC and Goulds Pumps LLC, have been named as a defendant in numerous product liability lawsuits alleging personal injury due to asbestos exposure. We accrue the estimated value of pending claims and unasserted claims estimated to be filed over the next 10 years, including legal fees, on an undiscounted basis, due to the inability to reliably forecast the timing of future cash flows. Assumptions utilized in estimating the liability for both pending and unasserted claims include: disease type, average settlement costs, percentage of claims settled or dismissed, the number of claims estimated to be filed against the Company in the future, and the costs to defend such claims.
The Company has also recorded an asbestos-related asset composed of insurance receivables. The asbestos-related asset represents our best estimate of probable recoveries from third parties for pending claims, and unasserted claims estimated to be filed over the next 10 years. In developing this estimate, the Company considers coverage-in-place and other settlement agreements with its insurers, a review of expected levels of future recoveries, the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, and the interpretation of the various policy and contract terms and limits and their interrelationships. Consistent with the asbestos liability, the asbestos-related asset has not been discounted to present value due to the inability to reliably forecast the timing of future cash flows. Under coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s pending and future asbestos claims on specified terms and conditions. Insurance payments under coverage-in-place agreements are made to the Company as asbestos claims are settled or adjudicated. The Company’s buyout agreements provide an agreed upon amount of available coverage for future asbestos claims under the subject policies to be paid to a Qualified Settlement Fund (QSF) on a specific schedule as agreed upon by the Company and its insurer.

However, assets in the QSF are only available and distributed when qualifying asbestos expenditures are submitted for reimbursement as defined in the QSF agreement. Therefore, recovery of insurance reimbursements under these types of agreements is dependent on the timing of the payment of the liability and, consistent with the asbestos liability, have not been discounted to present value.
In the third quarter each year we conduct an asbestos remeasurement with the assistance of outside consultants to review and update, as appropriate, the underlying assumptions used to estimate our asbestos liability and related assets, including a reassessment of the time horizon over which a reasonable estimate of unasserted claims can be projected. In addition, as part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent data available for the key inputs and assumptions, comparing the data to the expectations on which the most recent annual liability and asset estimates were based. Provided the quarterly review does not indicate a more detailed evaluation of our asbestos exposure is required, each quarter we record a net asbestos cost to maintain a rolling 10-year time horizon.
Postretirement Benefit Plans
ITT sponsors numerous pension and other employee-related defined benefit plans (collectively, postretirement benefit plans). Our U.S. plans are closed to new participants. Postretirement benefit obligations are generally determined, where applicable, based on participant years of service, future compensation, and age at retirement or termination. The determination of projected benefit obligations and the recognition of expenses related to postretirement benefit plans are dependent on various assumptions that are judgmental. The assumptions involved in the measurement of our postretirement benefit plan obligations and net periodic postretirement costs primarily relate to discount rates, long-term expected rates of return on plan assets, mortality and termination rates, and other factors. Management develops each assumption using relevant Company experience in conjunction with market-related data for each individual country in which such plans exist. Actual results that differ from our assumptions are accumulated and are amortized over the estimated future working life, or remaining lifetime, of the plan participants depending on the nature of the retirement plan. For the recognition of net periodic postretirement cost, the calculation of the long-term expected return on plan assets is generally derived using a market-related value of plan assets based on yearly average asset values at the measurement date over the last 5 years.
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
The Company has elected to account for Global Intangible Low Taxed Income as a current period expense when incurred.
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
Cash and Cash Equivalents
ITT considers all highly liquid investments purchased with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents primarily include fixed-maturity time deposits and money market investments. Restricted cash was $0.8 and $1.0 as of December 31, 2019 and 2018, respectively. Restricted cash is presented within Other current assets and Other non-current assets.
Concentrations of Credit Risk
Financial instruments that potentially subject ITT to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable from trade customers, investments, and derivatives. We maintain cash and cash equivalents with various financial institutions located in different geographical regions, and our policy is designed to limit exposure to any individual counterparty. As part of our risk management processes, we perform periodic evaluations of the relative credit standing of the financial institutions. We have not sustained any material credit losses during the previous three years from financial instruments held at financial institutions.
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising ITT’s customer base and their dispersion across many different industries and geographic regions. However, our largest customer represents approximately 13% and 12% of the December 31, 2019 and 2018 outstanding trade accounts receivable balance, respectively. ITT performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.
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
Inventories
Inventories, which include the costs of material, labor and overhead, are stated at the lower of cost or market, with cost generally computed on a first-in, first-out (FIFO) basis. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value and are charged to cost of sales. At the point of loss recognition, a new cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in a recovery in carrying value. Inventories valued under the last-in, first-out (LIFO) method represent 14.5% and 13.9% of total 2019 and 2018 inventories, respectively. We have a LIFO reserve of $12.4 and $11.0 recorded as of December 31, 2019 and 2018, respectively.

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
Leases
The Company enters into leases for the use of premises and equipment, primarily classified as operating leases. Operating lease costs are recognized as an operating expense over the lease term on a straight-line basis. For leases with terms greater than 12 months, we record a right-of-use asset and lease liability equal to the present value of the lease payments. In determining the discount rate used to measure the right-of-use asset and lease liability, we utilize the Company’s incremental borrowing rate and consider the term of the lease, as well as the geographic location of the leased asset.
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
Investments
Investments in fixed-maturity time deposits having an original maturity exceeding three months at the time of purchase, referred to as short-term time deposits, are classified as held-to-maturity and are recorded at amortized cost, which approximates fair value. There were no short-term time deposits held as of December 31, 2019 and December 31, 2018.
Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of the balance sheet date. The Company’s investments in COLI policies are included in other non-current assets in the consolidated balance sheets and were $109.1 and $104.4 at December 31, 2019 and 2018, respectively. Changes in the cash surrender value during the period generally reflect gains or losses in the fair value of assets, premium payments, and policy redemptions. Gains from COLI investments of $4.8, $2.8, and $3.8 were recorded within general and administrative expenses in the Consolidated Statements of Operations during years ended December 31, 2019, 2018 and 2017, respectively.
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
Goodwill and Intangible Assets
Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of the acquired business. Intangible assets include customer relationships, proprietary technology, trademarks, patents and other intangible assets. Intangible assets with a finite life are generally amortized on a straight-line basis over an estimated economic useful life, which generally ranges from 7-20 years, and are tested for impairment if indicators of impairment are identified. Certain of our intangible assets have an indefinite life, namely certain brands and trademarks.

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
Business Combinations
We allocate the purchase price of acquisitions to the tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquiree based on their estimated fair value at the acquisition date. Changes to acquisition date fair values prior to the expiration of the measurement period, a period not to exceed 12 months from date of acquisition, are recorded as an adjustment to the associated goodwill in the reporting period in which the adjustment amounts are determined. Changes to acquisition date fair values after expiration of the measurement period are recorded in earnings. The excess of the acquisition price over those estimated fair values is recorded as goodwill. Acquisition-related expenses are expensed as incurred and the costs associated with restructuring actions initiated after the acquisition are recognized separately from the business combination.
Commitments and Contingencies
We record accruals for commitments and loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount of loss, and these assessments can involve a series of complex judgments about future events and may rely on estimates and assumptions that have been deemed reasonable by management. We review these accruals quarterly and adjust the accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other current information. See Note 20, Commitments and Contingencies, for additional information.
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
For transactions denominated in other than the functional currency, revenue and expenses are remeasured at average exchange rates in effect during the reporting period in which the transactions occurred, except for expenses related to nonmonetary assets and liabilities. Transaction gains or losses from foreign currency remeasurement are reported in general and administrative expenses in the Consolidated Statements of Operations. During 2019, 2018, and 2017, we recognized transaction losses of $2.7, $1.2, and $12.4, respectively.
Derivative Financial Instruments
ITT may use derivative financial instruments, primarily foreign currency forward contracts, to mitigate exposure from foreign currency exchange rate fluctuations as it pertains to receipts from customers, payments to suppliers and intercompany transactions. We record derivatives at their fair value as either an asset or liability. For derivatives not designated as hedges, adjustments to reflect changes in the fair value of our derivatives are included in earnings. For cash flow hedges that qualify and are designated for hedge accounting, the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive loss and subsequently recognized in earnings when the hedged transaction affects earnings. Any ineffective portion is recognized immediately in earnings. As of December 31, 2019 and 2018, no derivatives were designated as hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. Derivative contracts involve the risk of non-performance by the counterparty. The fair value of our foreign currency contracts are determined using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date.

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
Revenue from Contracts with Customers (ASU 2014-09)
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The new standard was effective for ITT as of January 1, 2018. Most revenue streams are recorded consistently under both the new standard and the previous standard. However, the timing of revenue recognition of certain design and build contracts in our Industrial Process segment, recognized using the percentage of completion method under the previous standard, is now dependent on certain terms within the contract and therefore will vary based on the new guidance. ITT adopted this guidance using a modified retrospective approach. As of the date of adoption, we had recognized $49 of revenue and $5 of operating income on open contracts in our Industrial Process segment using the percentage of completion method that are recognized at a point in time under the new guidance, resulting in a cumulative adjustment to the opening balance in retained earnings of $4, net of tax. The comparative information prior to the adoption has not been restated and continues to be reported under the accounting guidance in effect in those periods.
Improvements to Employee Share-Based Payment Accounting (ASU 2016-09)
In March 2016, the FASB simplified several aspects of the accounting standard for employee share-based payment transactions, including the classification of excess tax benefits and deficiencies and the accounting for employee forfeitures. ITT elected to adopt this guidance as of January 1, 2017 which includes the following:

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

Accounting Pronouncements Not Yet Adopted
Measurement of Credit Losses on Financial Instruments (ASU 2016-13)
In June 2016, the FASB issued updated guidance that requires entities to use a current expected credit loss model to measure credit-related impairments for financial instruments held at amortized cost, including trade receivables. The current expected credit loss model is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability. Current expected credit losses, and subsequent adjustments, represent an estimate of lifetime expected credit losses that are recorded as an allowance deducted from the amortized cost of the financial instrument. The updated guidance is effective for the Company beginning on January 1, 2020 and will be adopted using a modified retrospective transition approach. We do not expect the adoption to have a material impact on our financial statements.

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
Connect & Control Technologies manufactures harsh-environment connector solutions, critical energy absorption, flow control components, and composite materials for the aerospace and defense, general industrial, medical, and oil and gas markets.
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

	Revenue			Operating Income			Operating Margin
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Motion Technologies	$1,241.8	$1,274.1	$1,176.0	$216.1	$223.4	$190.2	17.4%	17.5%	16.2%
Industrial Process	943.8	827.1	807.2	104.7	91.4	65.8	11.1%	11.1%	8.2%
Connect & Control Technologies	663.9	646.6	605.6	111.5	96.5	68.4	16.8%	14.9%	11.3%
Total segment results	2,849.5	2,747.8	2,588.8	432.3	411.3	324.4	15.2%	15.0%	12.5%
Asbestos-related benefit (cost), net	—	—	—	20.2	(4.9)	19.9	—	—	—
(Loss) gain on sale or disposal of long-lived corporate assets	—	—	—	(0.2)	38.5	—	—	—	—
Eliminations / Other corporate costs	(3.1)	(2.7)	(3.5)	(40.9)	(47.6)	(25.0)	—	—	—
Total Eliminations / Corporate and Other costs	(3.1)	(2.7)	(3.5)	(20.9)	(14.0)	(5.1)	—	—	—
Total	$2,846.4	$2,745.1	$2,585.3	$411.4	$397.3	$319.3	14.5%	14.5%	12.4%

	Assets		Capital Expenditures			Depreciation and Amortization
	2019	2018	2019	2018	2017	2019	2018	2017
Motion Technologies	$1,178.2	$1,147.2	$57.7	$75.0	$79.1	$58.6	$57.2	$49.4
Industrial Process	1,137.8	1,000.1	11.2	7.8	19.3	26.3	26.9	27.5
Connect & Control Technologies	755.6	694.0	19.4	10.8	10.6	21.8	21.2	22.8
Corporate and Other	1,036.1	1,005.5	3.1	1.9	4.3	6.7	4.1	5.6
Total	$4,107.7	$3,846.8	$91.4	$95.5	$113.3	$113.4	$109.4	$105.3

The following table displays consolidated revenue by geographic region for the years ended December 31, 2019, 2018, and 2017. Revenue is attributed to individual regions based upon the destination of the product or service delivery.

For the Year Ended December 31, 2019	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
North America(a)	$204.4	$558.7	$431.9	$(2.9)	$1,192.1
Europe(b)	780.5	89.7	125.9	—	996.1
Asia	241.7	101.9	83.8	(0.2)	427.2
Middle East and Africa	2.3	114.1	16.3	—	132.7
South America	12.9	79.4	6.0	—	98.3
Total	$1,241.8	$943.8	$663.9	$(3.1)	$2,846.4

For the Year Ended December 31, 2018
North America(a)	$185.3	$483.6	$404.3	$(2.4)	$1,070.8
Europe(b)	807.6	60.3	132.9	(0.1)	1,000.7
Asia	265.5	81.6	84.5	(0.2)	431.4
Middle East and Africa	1.3	128.1	17.2	—	146.6
South America	14.4	73.5	7.7	—	95.6
Total	$1,274.1	$827.1	$646.6	$(2.7)	$2,745.1

For the Year Ended December 31, 2017
North America(a)	$163.2	$472.3	$376.6	$(3.1)	$1,009.0
Europe(b)	767.6	67.7	123.0	(0.1)	958.2
Asia	232.9	75.3	85.4	(0.3)	393.3
Middle East and Africa	1.5	115.5	13.5	—	130.5
South America	10.8	76.4	7.1	—	94.3
Total	$1,176.0	$807.2	$605.6	$(3.5)	$2,585.3

(a)	Includes revenue of $989.4, $887.0, and $853.6, from the United States for 2019, 2018, and 2017, respectively.

(b)	Includes revenue of $391.2, $412.5, and $389.3, from Germany for 2019, 2018, and 2017, respectively.

The following table displays Plant, Property and Equipment, net by geographic region as of December 31, 2019, and 2018.

	2019	2018
North America(a)	$192.2	$193.4
Europe(b)	250.0	228.3
Asia	84.6	91.8
Middle East and Africa	0.4	0.6
South America	4.3	4.7
Total	$531.5	$518.8

(a)	Includes $158.7 and $159.7, in the United States as of December 31, 2019 and 2018, respectively.

(b)	Includes $95.7 and $101.0, in Italy as of December 31, 2019 and 2018, respectively.

NOTE 4
REVENUE
The following table represents our revenue disaggregated by end market for the years ended December 31, 2019, 2018, and 2017:

For the Year Ended December 31, 2019	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$1,222.6	$—	$—	$(0.2)	$1,222.4
Chemical and industrial pumps	—	701.7	—	—	701.7
Aerospace and defense	9.1	—	409.2	—	418.3
Oil and gas	—	242.1	39.4	—	281.5
General industrial	10.1	—	215.3	(2.9)	222.5
Total	$1,241.8	$943.8	$663.9	$(3.1)	$2,846.4

For the Year Ended December 31, 2018
Auto and rail	$1,253.0	$—	$—	$(0.2)	$1,252.8
Chemical and industrial pumps	—	598.7	—	—	598.7
Aerospace and defense	8.5	—	369.5	—	378.0
Oil and gas	—	228.4	39.6	—	268.0
General industrial	12.6	—	237.5	(2.5)	247.6
Total	$1,274.1	$827.1	$646.6	$(2.7)	$2,745.1

For the Year Ended December 31, 2017
Auto and rail	$1,159.1	$—	$—	$(0.2)	$1,158.9
Chemical and industrial pumps	—	560.0	—	—	560.0
Aerospace and defense	9.6	—	348.0	—	357.6
Oil and gas	—	247.2	34.2	—	281.4
General industrial	7.3	—	223.4	(3.3)	227.4
Total	$1,176.0	$807.2	$605.6	$(3.5)	$2,585.3

During 2019, 2018, and 2017, a single external customer, Continental, accounted for 9.8%, 10.7%, and 11.1% of consolidated ITT revenue, respectively. A significant portion of the OEM revenue, typically about half, is derived at the automakers' direction to use an ITT brake pad in Continental's braking systems (calipers), generally through supply agreements signed directly with automakers. The remaining Continental revenue is generated from a long term aftermarket agreement. The revenue from this customer is reported within the Motion Technologies segment.
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
Contract Assets and Liabilities
Contract assets consist of unbilled amounts where revenue recognized exceeds customer billings. Contract liabilities consist of advance payments and billings in excess of revenue recognized. The following table represents our net contract assets and liabilities as of December 31, 2019.

	December 31, 2019	December 31, 2018	Change
Current contract assets	$18.0	$21.8	(17.4)%
Noncurrent contract assets	—	0.7	(100.0)%
Current contract liabilities	(57.4)	(61.0)	(5.9)%
Net contract liabilities	$(39.4)	$(38.5)	2.3%
Our net contract liability increased $0.9, or 2.3%, during 2019. During 2019, we recognized revenue of $42.7, related to contract liabilities at December 31, 2018.
The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations, which is equal to our backlog, was $853.6 as of December 31, 2019. Of this amount, we expect to recognize approximately 90% in revenue during 2020 and the remainder in 2021.
As of December 31, 2019 and 2018, deferred contract costs, net were $8.6 and $6.9, respectively, primarily related to pre-contract costs and during 2019, we amortized $1.3.
NOTE 5
RESTRUCTURING ACTIONS
Restructuring costs are included as a component of general and administrative expenses in our Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017 and are presented in the table below. We have initiated various restructuring activities throughout our businesses during the past three years, however there were no restructuring activities considered individually significant.

	2019	2018	2017
By component:
Severance costs and other employee-related	$12.4	$4.5	$9.8
Asset write-offs	—	—	1.9
Other	0.3	0.7	1.4
Total restructuring costs	$12.7	$5.2	$13.1
By segment:
Motion Technologies	$4.9	$2.3	$2.3
Industrial Process	5.7	0.1	7.4
Connect & Control Technologies	2.0	2.1	3.3
Corporate and Other	0.1	0.7	0.1

The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Balance Sheet within accrued liabilities, for the years ended December 31, 2019 and 2018.

	2019	2018
Restructuring accruals - beginning balance	$6.7	$8.9
Restructuring costs	12.7	5.2
Cash payments	(11.7)	(8.2)
Foreign exchange translation and other	(0.2)	0.8
Restructuring accrual - ending balance	$7.5	$6.7
By accrual type:
Severance and other employee-related	$7.2	$5.6
Other	0.3	1.1

NOTE 6
INCOME TAXES
For each of the years ended December 31, 2019, 2018, and 2017 the tax data related to continuing operations is as follows:

	2019	2018	2017
Income components:
United States	$143.9	$114.4	$89.2
International	270.5	276.6	220.2
Income from continuing operations before income tax	414.4	391.0	309.4
Income tax expense components:
Current income tax expense:
United States – federal	9.4	6.3	7.7
United States – state and local	0.5	7.9	1.3
International	49.1	58.2	38.6
Total current income tax expense	59.0	72.4	47.6
Deferred income tax expense (benefit) components:
United States – federal	10.1	7.4	105.9
United States – state and local	1.5	(0.2)	4.4
International	19.3	(21.9)	36.7
Total deferred income tax expense (benefit)	30.9	(14.7)	147.0
Income tax expense	$89.9	$57.7	$194.6
Effective income tax rate	21.7%	14.8%	62.9%

A reconciliation of the income tax expense for continuing operations from the U.S. statutory income tax rate to the effective income tax rate is as follows for each of the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Tax provision at U.S. statutory rate	21.0%	21.0%	35.0%
Foreign tax rate differential	2.8%	3.7%	(7.8)%
U.S. permanent items	(2.1)%	(0.2)%	(2.2)%
Tax on undistributed foreign earnings	1.8%	(1.2)%	(4.8)%
Italy patent box	(1.2)%	(1.0)%	(0.8)%
Italy patent box discrete benefit relating to prior years	—%	—%	(1.1)%
State and local income tax	0.7%	1.5%	0.3%
Valuation allowance on deferred tax assets	(0.5)%	(2.4)%	7.2%
Audit settlements and unrecognized tax benefits	0.1%	(0.3)%	(0.8)%
Tax exempt interest	—%	(5.8)%	(7.8)%
One-time tax on foreign earnings - Tax Act	—%	(1.0)%	18.8%
Federal deferred taxes remeasurement - Tax Act	—%	0.4%	27.8%
U.S. tax on foreign earnings	—%	0.5%	0.3%
Other adjustments	(0.9)%	(0.4)%	(1.2)%
Effective income tax rate	21.7%	14.8%	62.9%

The increase in the effective tax rate in 2019 compared to 2018 was primarily due to tax benefits of $22.9 in 2018 from German valuation allowance reversals on deferred tax assets. The effective tax rate in 2017 was driven by the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). At the end of 2018, ITT capitalized its investment in a foreign subsidiary, which eliminated its tax exempt interest.
On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In accordance with the Tax Act, the Company recorded $129.2 as additional income tax expense in 2017, the period in which the legislation was enacted. The total expense included $57.9 related to the transition tax and $86.0 related to the remeasurement of certain deferred tax assets and liabilities. The Company also recorded a tax benefit of $14.7 reversing a previously recorded tax liability related to undistributed foreign earnings. The Company continues to provide tax for foreign withholding taxes, foreign and U.S. state income taxes on future distributions of its foreign earnings.
The Company provides for deferred taxes on the undistributed earnings and profits of all foreign subsidiaries, determined under U.S. tax law. At year-end 2019, the amount of undistributed earnings and profits of all foreign subsidiaries was $1,415.0. The Company anticipates that these foreign earnings and future earnings of its foreign subsidiaries that are not indefinitely reinvested will be sufficient to meet its U.S. cash needs. The Company is indefinitely reinvested in any excess of financial reporting over tax basis in its foreign subsidiaries that exceeds undistributed earnings and profits. At year-end 2019, the indefinitely reinvested excess of financial reporting over tax basis was $107.5.

Deferred tax assets and liabilities include the following:

	2019	2018
Deferred Tax Assets:
Loss carryforwards	$139.8	$157.0
Asbestos	101.5	108.7
Employee benefits	59.4	64.9
Accruals	46.0	47.7
Other	23.0	24.7
Gross deferred tax assets	369.7	403.0
Less: Valuation allowance	129.8	141.0
Net deferred tax assets	$239.9	$262.0
Deferred Tax Liabilities:
Intangibles	$(43.0)	$(43.5)
Undistributed earnings	(33.8)	(28.2)
Accelerated depreciation	(26.9)	(27.2)
Investment	(0.2)	(0.2)
Total deferred tax liabilities	$(103.9)	$(99.1)
Net deferred tax assets	$136.0	$162.9

Deferred taxes are presented in the Consolidated Balance Sheets as follows:

	2019	2018
Non-current assets	$138.1	$164.5
Other non-current liabilities	(2.1)	(1.6)
Net deferred tax assets	$136.0	$162.9

The table included below provides a rollforward of our valuation allowance on net deferred income tax assets from December 31, 2016 to December 31, 2019.

	State	Foreign	Total
DTA valuation allowance - December 31, 2016	$45.9	$67.4	$113.3
Change in assessment	—	—	—
Current year operations	26.5	30.2	56.7
DTA valuation allowance - December 31, 2017	$72.4	$97.6	$170.0
Change in assessment	—	(22.9)	(22.9)
Current year operations	(15.1)	9.0	(6.1)
DTA valuation allowance - December 31, 2018	$57.3	$83.7	$141.0
Change in assessment	—	5.6	5.6
Current year operations	(8.8)	(8.0)	(16.8)
DTA valuation allowance - December 31, 2019	$48.5	$81.3	$129.8

The Company continues to maintain a valuation allowance against certain deferred tax assets attributable to state net operating losses and tax credits, and certain foreign net deferred tax assets primarily in Luxembourg, China, Germany and India which are not expected to be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The cumulative loss incurred over the three-year period ending December 31, 2019 constitutes significant objective negative evidence, resulting in the recognition of a valuation allowance against the net deferred tax assets for these jurisdictions. Such objective negative evidence limits our ability to consider subjective positive evidence, such as our projections of future taxable income. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight can be given to subjective evidence.

We have the following tax attributes available for utilization at December 31, 2019:

Attribute	Amount	First Year of Expiration
U.S. federal net operating losses	$5.6	12/31/2027
U.S. state net operating losses	1,061.9	12/31/2021
U.S. federal tax credits	1.3	12/31/2021
U.S. state tax credits	1.1	12/31/2027
Foreign net operating losses(a)	338.7	12/31/2021

(a) Includes approximately $230.3 of net operating loss carryforwards in Luxembourg as of December 31, 2019.
Excess tax benefits related to stock-based compensation of $4.6, $2.2 and $2.7 for 2019, 2018 and 2017, respectively, were recorded as an income tax benefit in the statement of operations and have been reflected in the caption “U.S. permanent items” within the effective tax rate reconciliation table.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for each of the years ended December 31, 2019, 2018, and 2017 is as follows:

	2019	2018	2017
Unrecognized tax benefits – January 1	$45.8	$51.9	$69.5
Additions for:
Current year tax positions	1.5	1.5	1.1
Prior year tax positions	0.3	—	—
Reductions for:
Prior year tax positions	(0.1)	(0.2)	(12.7)
Expiration of statute of limitations	(1.2)	(1.9)	(5.8)
Settlements	(0.1)	(5.5)	(0.2)
Unrecognized tax benefits – December 31	$46.2	$45.8	$51.9

As of December 31, 2019, $20.9 and $1.2 of the unrecognized tax benefits would affect the effective tax rate for continuing operations and discontinued operations respectively, if realized. The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including the Czech Republic, Germany, Hong Kong, India, Italy, Japan, the U.S. and Venezuela.
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

The following table summarizes the earliest open tax years by major jurisdiction as of December 31, 2019:

Jurisdiction	Earliest Open Year
China	2014
Czech Republic	2015
Germany	2010
Hong Kong	2007
India	2008
Italy	2009
Korea	2014
Luxembourg	2015
Mexico	2014
United States	2016

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Statements of Operations. During 2019, 2018, and 2017 we recognized a net interest benefit of $0.3, $0.9, and $2.4, respectively, related to tax matters. We had $2.9, $3.2, and $4.1 of interest expense accrued from continuing and discontinued operations related to tax matters as of December 31, 2019, 2018, and 2017, respectively.
Tax Matters Agreement
In relation to ITT's 2011 spin-off of its Defense and Information Solutions business, Exelis Inc. (Exelis), and its water-related business, Xylem Inc. (Xylem), ITT entered into a Tax Matters Agreement with Exelis and Xylem that governs the respective rights, responsibilities and obligations of the companies after the 2011 spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. Federal, state, local and foreign income taxes, other tax matters and related tax returns. On May 29, 2015, Harris Corporation acquired Exelis and on June 29, 2019, Harris Corporation and L3 Technologies completed a merger.
As of December 31, 2019, examinations remained open for income taxes from certain state and foreign jurisdictions. The settlement of future examinations and additional audit service fees may result in changes in amounts attributable to us through the Tax Matters Agreement entered into with Exelis and Xylem. Currently we cannot reasonably estimate the amount of such changes.
NOTE 7
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted common shares outstanding for the three years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017
Basic weighted average common shares outstanding	87.7	87.7	88.3
Add: Dilutive impact of outstanding equity awards	0.9	1.0	0.7
Diluted weighted average common shares outstanding	88.6	88.7	89.0

Anti-dilutive shares are excluded from the computation of diluted earnings per share. There were no anti-dilutive shares as of December 31, 2019 and 2018. As of December 31, 2017, there were 0.3 anti-dilutive shares with an average exercise price of $42.43 that had expiration dates from 2024 to 2025.
In addition, 0.1 of outstanding employee PSU awards (see Note 17, Long-Term Incentive Employee Compensation, for additional information on PSU awards) were excluded from the computation of diluted earnings per share for the year ended December 31, 2017 as the necessary performance conditions had not yet been satisfied.

NOTE 8
RECEIVABLES, NET

	2019	2018
Trade accounts receivable	$562.3	$531.7
Notes receivable	6.2	3.7
Other	21.2	22.9
Receivables, gross	589.7	558.3
Less: allowance for doubtful accounts	(11.3)	(18.3)
Receivables, net	$578.4	$540.0

The following table displays a rollforward of the allowance for doubtful accounts for the years ended December 31, 2019, 2018, and 2017.

	2019	2018	2017
Allowance for doubtful accounts – January 1	$18.3	$16.1	$15.4
Charges to income	2.1	3.6	3.6
Write-offs	(9.2)	(0.8)	(4.4)
Foreign currency and other	0.1	(0.6)	1.5
Allowance for doubtful accounts – December 31	$11.3	$18.3	$16.1

NOTE 9
INVENTORIES, NET

	2019	2018
Finished goods	$80.7	$64.2
Work in process	83.9	83.1
Raw materials	228.3	233.2
Inventories, net	$392.9	$380.5
Inventory related to long-term contracts of $45.7 as of December 31, 2018 has been reclassified to the respective inventory categories to conform with the current year presentation.
NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS

	2019	2018
Asbestos-related assets	$67.2	$67.1
Advance payments and other prepaid expenses	45.4	44.5
Contract assets	18.0	21.8
Prepaid income taxes	20.6	19.6
Other	2.2	10.4
Other current assets	$153.4	$163.4
Other employee benefit-related assets	$133.6	$104.7
Operating lease right-of-use assets (see Note 2)	91.7	—
Capitalized software costs	30.1	35.3
Environmental-related assets	22.2	23.4
Equity method investments	9.8	7.7
Other	29.1	25.7
Other non-current assets	$316.5	$196.8

NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET

	Useful life (in years)	2019	2018
Machinery and equipment	2 - 10	$1,128.9	$1,056.9
Buildings and improvements	5 - 40	279.3	265.3
Furniture, fixtures and office equipment	3 - 7	79.8	69.1
Construction work in progress		48.8	67.9
Land and improvements		33.3	27.8
Other		10.5	10.3
Plant, property and equipment, gross		1,580.6	1,497.3
Less: accumulated depreciation		(1,049.1)	(978.5)
Plant, property and equipment, net		$531.5	$518.8

Depreciation expense of $84.1, $82.8 and $78.3 was recognized in 2019, 2018 and 2017, respectively.
NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 by segment are as follows:

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2017	$295.6	$324.5	$266.7	$886.8
Adjustments to purchase price allocations	3.3	—	—	3.3
Foreign currency	(4.4)	(8.7)	(1.1)	(14.2)
Goodwill - December 31, 2018	$294.5	$315.8	$265.6	$875.9
Goodwill acquired	—	40.1	14.3	54.4
Foreign currency	(0.9)	(1.8)	(0.4)	(3.1)
Goodwill - December 31, 2019	$293.6	$354.1	$279.5	$927.2

Goodwill acquired in 2019 is related to our acquisitions of Rheinhütte Pumpen Group (Rheinhütte) and Matrix Composites, Inc. (Matrix). Goodwill acquired represents the preliminary calculation of the excess of the purchase price over the net assets acquired, the valuation of which is pending completion. Upon completion of the valuation, goodwill acquired will be adjusted to reflect the final fair value of the net assets acquired. Goodwill adjustments to purchase price allocations in 2018 are related to our acquisition of Axtone Railway Components (Axtone) in 2017. See Note 22, Acquisitions, for further information.

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$176.3	$(99.6)	$76.7	$164.1	$(86.2)	$77.9
Proprietary technology	58.4	(28.1)	30.3	53.7	(25.6)	28.1
Patents and other	21.8	(13.0)	8.8	12.3	(9.4)	2.9
Finite-lived intangible total	256.5	(140.7)	115.8	230.1	(121.2)	108.9
Indefinite-lived intangibles	22.2	—	22.2	27.2	—	27.2
Other Intangible Assets	$278.7	$(140.7)	$138.0	$257.3	$(121.2)	$136.1

Customer relationships, proprietary technology and patents and other intangible assets are amortized over weighted average lives of approximately 12.4 years, 12.6 years and 6.1 years, respectively. Indefinite-lived intangibles primarily consist of brands and trademarks.
The fair value of intangible assets acquired in connection with the purchase of Rheinhütte includes $7.4 of proprietary technology with a useful life of 7 years, $4.5 of customer relationships with a useful life of 9 years, and $3.3 for a trade name with an indefinite life. The fair value of intangible assets acquired in connection with the purchase of Matrix includes $8.5, primarily related to customer relationships with a useful life of 14.0 years.
Amortization expense related to intangible assets for 2019, 2018 and 2017 was $20.8, $17.6 and $18.9, respectively. Estimated amortization expense for each of the five succeeding years is as follows:

2020	$24.5
2021	18.6
2022	18.4
2023	15.8
2024	9.3
Thereafter	29.2

NOTE 13
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	2019	2018
Compensation and other employee-related benefits	$145.4	$152.2
Contract liabilities and other customer-related liabilities	74.6	82.2
Asbestos-related liability	86.0	74.2
Accrued income taxes and other tax-related liabilities	27.0	33.7
Operating lease liabilities (see Note 2)	19.9	—
Environmental and other legal matters	17.9	24.0
Accrued warranty costs	18.5	16.2
Other	41.5	34.2
Accrued and other current liabilities	$430.8	$416.7
Environmental liabilities	$55.8	$59.5
Operating lease liabilities (see Note 2)	76.0	—
Compensation and other employee-related benefits	32.4	34.2
Deferred income taxes and other tax-related liabilities	24.0	25.0
Other	46.5	47.8
Other non-current liabilities	$234.7	$166.5

NOTE 14
LEASES
The Company’s lease portfolio primarily relates to real estate, which may be used for manufacturing or non-manufacturing purposes, and contains lease terms generally ranging between one and 18 years. Our lease portfolio also includes vehicles and other equipment such as forklifts. Substantially all of our leases are classified as operating leases. Short-term lease costs, variable lease costs, and sublease income are not considered material. Operating lease costs were $25.1, $25.1, and $25.4 for the year ended December 31, 2019, 2018 and 2017, respectively.
Future operating lease payments under non-cancellable operating leases with an initial term in excess of 12 months as of December 31, 2019 are shown below.

2020	$22.5
2021	18.4
2022	15.0
2023	10.7
2024	7.2
Thereafter	54.4
Total future lease payments	128.2
Less: amount of lease payments representing interest	32.3
Present value of future lease payments	$95.9

Short-term lease liability	$19.9
Long-term lease liability	76.0
Present value of future lease payments	$95.9

Future minimum operating lease payments under non-cancellable operating leases with an initial term in excess of 12 months as of December 31, 2018 are shown below.

2019	$22.2
2020	16.8
2021	12.6
2022	10.2
2023	8.1
Thereafter	46.4
Total minimum lease payments	$116.3

Our lease portfolio has a weighted average remaining lease term of 13.8 years, and the weighted average discount rate is 3.2%. During the year ended December 31, 2019, we recognized non-cash right-of-use assets of $31.6 for new leases entered into during the period, primarily related to the lease renewal of a key manufacturing site in our Connect & Control segment. Operating cash outflows from operating leases during the year ended December 31, 2019 were $22.6.
NOTE 15
DEBT

	2019	2018
Commercial paper	$84.2	$114.4
Current maturities of long-term debt and finance leases	2.3	1.8
Commercial paper and current maturities of long-term debt	86.5	116.2
Long-term debt and finance leases	12.9	8.8
Total debt and finance leases	$99.4	$125.0

Commercial Paper
Commercial paper outstanding as of December 31, 2019 and 2018 was issued entirely through the Company's euro program and had an associated weighted average interest rate of 0.05% and 0.06%, respectively. The outstanding commercial paper for both periods had maturity terms less than three months from the date of issuance.
Short-term Loans
On November 25, 2014, we entered into a competitive advance and revolving credit facility agreement (the Revolving Credit Agreement) with a consortium of third party lenders including JP Morgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent. On November 5, 2019, we amended the Revolving Credit Agreement to extend the maturity date from November 25, 2021 to November 25, 2022. The interest rate and fees associated with drawn amounts are unchanged. The Revolving Credit Agreement provides for an aggregate principal amount of up to $500 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, (ii) competitive advance borrowing option which will be provided on an uncommitted competitive advance basis through an auction mechanism (the competitive advances), and (iii) letters of credit in a face amount up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments in minimum amounts of $10. We are also permitted, subject to certain conditions, to request that lenders increase the commitments under the facility by up to $200 for a maximum aggregate principal amount of $700. Borrowings under the credit facility are available in U.S. dollars, Euros or British pound sterling.
At our election, the interest rate per annum applicable to the competitive advances will be obtained from bids in accordance with competitive auction procedures. At our election, interest rate per annum applicable to the revolving loans will be based on either (i) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin or (ii) a fluctuating rate of interest determined by reference to the greatest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1% or (c) the 1-month LIBOR rate, adjusted for statutory reserve requirements, plus 1%, in each case, plus an applicable margin. As of December 31, 2019 and 2018, we had no outstanding obligations under the credit facility.
The credit facility contains customary affirmative and negative covenants that, among other things, will limit or restrict our ability to: incur additional debt or issue guarantees; create liens; enter into certain sale and lease-back transactions; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. Additionally, the Revolving Credit Agreement requires us not to permit the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (leverage ratio) to exceed 3.00 to 1.00 at any time, or the ratio of consolidated EBITDA to consolidated interest expense (interest coverage ratio) to be less than 3.00 to 1.00. At December 31, 2019, our interest coverage ratio and leverage ratio were within the prescribed thresholds. In the event of a ratings downgrade of the Company to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the Revolving Credit Agreement.
NOTE 16
POSTRETIREMENT BENEFIT PLANS
Defined Contribution Plans
Substantially all of ITT’s U.S. and certain international employees are eligible to participate in a defined contribution plan. ITT sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Certain plans require us to match a portion of the employee contributions. Company contributions charged to expense amounted to $17.6, $17.1 and $16.7 for 2019, 2018 and 2017, respectively.
The ITT Stock Fund, an investment option in our U.S. based defined contribution plan, is considered an employee stock ownership plan and, as a result, participants in the ITT Stock Fund may receive dividends in cash or may reinvest such dividends into the ITT Stock Fund. The ITT Stock Fund held approximately 0.2 shares of ITT common stock at December 31, 2019.
Defined Benefit Plans
ITT sponsors numerous defined benefit pension plans which have approximately 1,800 active participants. As of December 31, 2019, of our total projected benefit obligation, our U.S. plans represented 76% and international pension plans represented 24%. The U.S. plans are frozen. International plan benefits are primarily determined based on participant years of service, future compensation, and age at retirement or termination.
ITT also provides health care and life insurance benefits for eligible U.S. employees upon retirement. In some cases, the plan is still open to certain union employees, but for the majority of our businesses these plans are closed to new participants. The majority of the liability pertains to retirees with postretirement medical insurance.

U.S. Qualified Pension Plan Termination
On February 19, 2020, the Company’s Board of Directors conditionally authorized the termination of our U.S. qualified pension plan by offering lump sum distributions to certain participants and transferring the plan’s remaining benefit obligations to an insurance company through one or more group annuity contracts. The current projected benefit obligation is $296. Ultimate plan termination is subject to certain considerations, including regulatory review, interest rates and annuity pricing. If we proceed with the termination of the plan, the transaction is expected to occur in the second half of 2020 and would be funded with plan assets, $319.9 as of December 31, 2019. Any additional funding, if necessary, would be made with cash. Our investment strategy has since been updated to reduce risk by increasing the asset allocation to 100% fixed income and cash (see investment policy below). At the time such a transaction were to close, an insurance company (or companies) would assume responsibility for paying and administering pension benefits that had been an obligation of the plan to plan participants and their beneficiaries. Upon transfer of the pension obligation, we expect to recognize a non-cash pension settlement charge of approximately $130 to $140 before tax, which includes recognition of the remaining pension losses, currently recorded in accumulated other comprehensive loss, and derecognition of the net assets of the plan. As a result of the plan transfer, the amount of benefits to be received by participants will not be impacted and will be protected by state guaranty associations.
Balance Sheet Information
The following table provides a summary of the funded status of our postretirement benefit plans and the presentation of the funded status within our Consolidated Balance Sheet as of December 31, 2019 and 2018.

	2019			2018
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Fair value of plan assets	$320.5	$1.3	$321.8	$278.4	$2.9	$281.3
Projected benefit obligation	408.8	116.6	525.4	381.2	118.6	499.8
Funded status	$(88.3)	$(115.3)	$(203.6)	$(102.8)	$(115.7)	$(218.5)
Amounts reported within:
Non-current assets	$24.5	$—	$24.5	$1.7	$—	$1.7
Accrued liabilities	(4.9)	(9.3)	(14.2)	(4.1)	(7.9)	(12.0)
Non-current liabilities	(107.9)	(106.0)	(213.9)	(100.4)	(107.8)	(208.2)

A portion of our projected benefit obligation includes amounts that have not yet been recognized as expense in our results of operations. Such amounts are recorded within accumulated other comprehensive loss until they are amortized as a component of net periodic postretirement cost. The following table provides a summary of amounts recorded within accumulated other comprehensive loss at December 31, 2019 and 2018.

	2019			2018
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net actuarial loss	$143.4	$37.8	$181.2	$148.7	$36.7	$185.4
Prior service cost (benefit)	0.4	(32.2)	(31.8)	1.1	(39.0)	(37.9)
Total	$143.8	$5.6	$149.4	$149.8	$(2.3)	$147.5

The following tables provide a rollforward of the benefit obligation, plan assets and funded status for our U.S. and international pension plans and our other employee-related defined benefit plans for the years ended December 31, 2019 and 2018.

	2019				2018
	U.S.	Int’l	Other Benefits	Total	U.S.	Int’l	Other Benefits	Total
Change in benefit obligation
Benefit obligation – January 1	$291.8	$89.4	$118.6	$499.8	$325.7	$93.3	$138.1	$557.1
Service cost	0.2	1.2	0.7	2.1	0.4	1.3	0.9	2.6
Interest cost	11.1	1.5	4.0	16.6	10.1	1.4	4.5	16.0
Amendments	—	—	1.7	1.7	—	(0.1)	—	(0.1)
Actuarial loss (gain)	31.0	10.4	3.6	45.0	(18.9)	0.9	(15.8)	(33.8)
Benefits paid	(23.7)	(3.0)	(12.0)	(38.7)	(19.6)	(3.0)	(9.1)	(31.7)
Acquired	—	0.5	—	0.5	—	—	—	—
Settlement	—	—	—	—	(5.9)	(0.4)	—	(6.3)
Foreign currency translation	—	(1.6)	—	(1.6)	—	(4.0)	—	(4.0)
Benefit obligation – December 31	$310.4	$98.4	$116.6	$525.4	$291.8	$89.4	$118.6	$499.8

	2019				2018
	U.S.	Int’l	Other Benefits	Total	U.S.	Int’l	Other Benefits	Total
Change in plan assets
Plan assets – January 1	$277.8	$0.6	$2.9	$281.3	$320.9	$0.6	$5.2	$326.7
Actual return on plan assets	57.7	—	0.4	58.1	(16.8)	—	(0.1)	(16.9)
Employer contributions	9.9	3.0	10.0	22.9	0.9	3.4	6.9	11.2
Benefits and expenses paid	(25.5)	(3.0)	(12.0)	(40.5)	(21.3)	(3.0)	(9.1)	(33.4)
Settlement	—	—	—	—	(5.9)	(0.4)	—	(6.3)
Plan assets – December 31	$319.9	$0.6	$1.3	$321.8	$277.8	$0.6	$2.9	$281.3
Funded status at end of year	$9.5	$(97.8)	$(115.3)	$(203.6)	$(14.0)	$(88.8)	$(115.7)	$(218.5)

The accumulated benefit obligation for all defined benefit pension plans was $406.3 and $379.1 at December 31, 2019 and 2018, respectively. Information for pension plans with an accumulated benefit obligation in excess of plan assets is included in the following table.

	2019	2018
Projected benefit obligation	$112.8	$233.2
Accumulated benefit obligation	110.3	231.0
Fair value of plan assets	—	128.6

Statements of Operations Information
The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss for each of the years ended December 31, 2019, 2018 and 2017 as they pertain to our defined benefit pension plans.

	2019			2018			2017
	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Net periodic postretirement cost - pension
Service cost	$0.2	$1.2	$1.4	$0.4	$1.3	$1.7	$1.5	$1.4	$2.9
Interest cost	11.1	1.5	12.6	10.1	1.4	11.5	10.5	1.6	12.1
Expected return on plan assets	(14.8)	—	(14.8)	(15.8)	—	(15.8)	(15.2)	—	(15.2)
Amortization of net actuarial loss	4.3	0.8	5.1	4.9	0.9	5.8	6.6	1.0	7.6
Amortization of prior service cost	0.7	—	0.7	0.9	—	0.9	1.0	—	1.0
Net periodic postretirement cost	1.5	3.5	5.0	0.5	3.6	4.1	4.4	4.0	8.4
Curtailment or settlement charges	—	—	—	1.7	—	1.7	3.7	—	3.7
Total net periodic postretirement cost	1.5	3.5	5.0	2.2	3.6	5.8	8.1	4.0	12.1
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	(10.2)	10.3	0.1	15.4	0.8	16.2	(7.9)	(0.3)	(8.2)
Prior service cost	—	—	—	—	(0.1)	(0.1)	1.6	—	1.6
Amortization of net actuarial loss	(4.3)	(0.8)	(5.1)	(6.6)	(0.9)	(7.5)	(6.6)	(1.0)	(7.6)
Amortization of prior service cost	(0.7)	—	(0.7)	(0.9)	—	(0.9)	(4.7)	—	(4.7)
Foreign currency translation	—	(0.3)	(0.3)	—	(1.0)	(1.0)	—	2.9	2.9
Total change recognized in other comprehensive income	(15.2)	9.2	(6.0)	7.9	(1.2)	6.7	(17.6)	1.6	(16.0)
Total impact from net periodic postretirement cost and changes in other comprehensive income	$(13.7)	$12.7	$(1.0)	$10.1	$2.4	$12.5	$(9.5)	$5.6	$(3.9)

In 2018, we recorded a settlement loss of $1.7 related to retiree lump sum pension payments in our Industrial Process segment. In 2017, we recorded a curtailment loss of $3.7 related to a freeze of benefit accruals for certain employees at our Industrial Process segment.
The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss for each of the years ended December 31, 2019, 2018 and 2017 as they pertain to other employee-related defined benefit plans.

	2019	2018	2017
Net periodic postretirement cost - other postretirement
Service cost	$0.7	$0.9	$0.8
Interest cost	4.0	4.5	4.4
Expected return on plan assets	(0.2)	(0.1)	(0.3)
Amortization of net actuarial loss	2.3	4.0	4.4
Amortization of prior service credit	(5.1)	(5.3)	(5.8)
Total net periodic postretirement cost	1.7	4.0	3.5
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	3.4	(15.6)	1.0
Prior service cost	1.7	—	0.5
Amortization of net actuarial loss	(2.3)	(4.0)	(4.4)
Amortization of prior service credit	5.1	5.3	5.8
Total changes recognized in other comprehensive income	7.9	(14.3)	2.9
Total impact from net periodic postretirement cost and changes in other comprehensive income	$9.6	$(10.3)	$6.4

Postretirement Plan Assumptions
The determination of projected benefit obligations and the recognition of expenses related to postretirement benefit plans are dependent on various assumptions that are judgmental and developed in consultation with external advisors. Management develops each assumption using relevant Company experience in conjunction with market-related data for each individual country in which such plans exist. Periodically, the Company performs experience studies to validate certain actuarial assumptions such as age of retirement, rates of turnover, utilization of optional forms of payments. In 2015, the Company performed such study for its U.S. pension and other benefit plans and reflected the results in its valuation. The actuarial assumptions are based on the provisions of the applicable accounting pronouncements, review of various market data and discussion with our external advisors. Assumptions are reviewed annually and adjusted as necessary. Changes in these assumptions could materially affect our financial statements.
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic postretirement cost, as they pertain to our U.S. and non-U.S. defined benefit pension plans and other employee-related defined benefit plans.

	2019			2018
	U.S.	Int’l	Other Benefits	U.S.	Int’l	Other Benefits
Obligation Assumptions:
Discount rate	3.2%	1.0%	3.2%	4.3%	1.7%	4.3%
Rate of future compensation increase	N/A	3.0%	N/A	N/A	3.2%	N/A
Cost Assumptions:
Discount rate	4.3%	1.7%	4.3%	3.6%	1.7%	3.6%
Expected return on plan assets	6.0%	1.0%	6.0%	6.0%	1.0%	6.0%

The discount rate is used to calculate the present value of expected future benefit payments at the measurement date. The discount rate assumption is based on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate is determined by considering an interest rate yield curve comprising AAA/AA bonds, with maturities that are generally between zero and 30 years, developed by the plan's actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single discount rate matching the plan's characteristics.
We estimate the service and interest components of net periodic benefit cost of the U.S. defined benefit plans by discounting the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates from the yield curve used to discount the cash flows in measuring the benefit obligation.
The rate of future compensation increase assumption for foreign plans reflects our long-term actual experience and future and near-term outlook. The rate of future compensation increase assumption is not applicable for U.S. plans because the plan is frozen.
The Company has updated the mortality assumption to reflect the most recent projection update.
The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 6.8% for pre-age 65 retirees and 6.0% for post-age 65 retirees for 2020, decreasing ratably to 4.5% in 2028. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future working life or life expectancy of the plan participants.
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

	2019	2018	2017
Expected rate of return on plan assets	6.0%	6.0%	7.0%
Actual rate of return on plan assets	21.7%	(5.4)%	18.0%

For the recognition of net periodic postretirement cost, the calculation of the expected return on plan assets is generally derived using a market-related value of plan assets based on average asset values at the measurement date over the last five years. The use of fair value, rather than a market-related value, of plan assets could materially affect net periodic postretirement cost.
Investment Policy
The investment strategy for managing worldwide postretirement benefit plan assets is to seek an optimal rate of return relative to an appropriate level of risk for each plan. Investment strategies vary by plan, depending on the specific characteristics of the plan, such as plan size and design, funded status, liability profile and legal requirements. Pursuant to our potential U.S. qualified plan termination, the investment policy was updated in December 2019 to reduce risk by increasing the target allocation to 100% fixed income and cash. In fiscal 2020, we expect our estimate of the long term annual return on assets to be 4% for the U.S. defined benefit plans reflecting the current asset allocation.
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
The following table provides the allocation of postretirement benefit plan assets by asset category, as of December 31, 2019 and 2018, and the current asset allocation ranges by asset category.

	2019	2018	Asset Allocation Range
U.S. equities	—%	18%	0-50%
International equities	—%	9%	0-25%
Fixed income	74%	72%	50-100%
Cash and other	26%	1%	0-50%

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

The following table provides the investments at fair value held by our postretirement benefit plans at December 31, 2019 and 2018, by asset class.

	Pension			Other Benefits
2019	Level 1	Measured at NAV	Total	Level 1	Total
Collective Trusts:
Fixed income	$—	$238.8	$238.8	$—	$—
Mutual funds	—	—	—	1.3	1.3
Cash and other	81.7	—	81.7	—	—
Total	$81.7	$238.8	$320.5	$1.3	$1.3

	Pension			Other Benefits
2018	Level 1	Measured at NAV	Total	Level 1	Total
Collective Trusts:
U.S. equity	$—	$49.4	$49.4	$—	$—
International equity	—	25.1	25.1	—	—
Fixed income	—	201.8	201.8	—	—
Mutual funds	—	—	—	2.9	2.9
Cash and other	2.1	—	2.1	—	—
Total	$2.1	$276.3	$278.4	$2.9	$2.9

Contributions
While we make contributions to our postretirement benefit plans when considered necessary or advantageous to do so, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. Funding requirements under IRS rules are a major consideration in making contributions to our defined benefit pension plans in the U.S. In addition, we fund certain of our international pension plans in countries where funding is allowable and tax-efficient. During 2019 and 2018, we contributed $12.9 and $4.3 to our global pension plans which includes a $9.0 discretionary contribution to our U.S. pension plans in 2019. We anticipate making contributions to our global pension plans of approximately $5 during 2020 which excludes cash funding required to terminate the U.S. qualified pension plan.
We contributed $10.0 and $6.9 to our other employee-related defined benefit plans during 2019 and 2018, respectively. We estimate that the 2020 contributions to our other employee-related defined benefit plans will be approximately $10.
Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our pension and other employee-related benefit plans.

	U.S. Pension(a)	Int’l Pension	Other Benefits
2020	$23.5	$4.0	$10.4
2021	23.1	3.8	9.3
2022	22.4	3.5	8.9
2023	21.6	3.7	8.5
2024	20.9	3.9	8.2
2025 - 2029	96.9	19.1	35.4

(a)	Excludes any impact of a potential U.S. pension plan termination.

NOTE 17
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
The 2011 Omnibus Incentive Plan (2011 Incentive Plan) was approved by shareholders and established in May of 2011 to provide for the awarding of options on common shares and full value restricted common shares or units to employees and non-employee directors. As of December 31, 2019, 37.5 shares were available for future grants under the 2011 Incentive Plan. The Company makes shares available for the exercise of stock options or vesting of restricted shares or units by purchasing shares in the open market.
Our long-term incentive plan (LTIP) awards are comprised of two components: restricted stock units (RSUs) and performance stock units (PSUs). Prior to 2017, our LTIP awards also included non-qualified stock options (NQOs). The majority of RSUs settle in shares; however RSUs and PSUs granted to certain international employees are settled in cash. We account for NQOs and equity-settled RSUs and PSUs as equity-based compensation awards and cash-settled RSUs and PSUs are accounted for as liability-based awards. PSUs contain equally weighted performance conditions for total shareholder return (TSR) and return on invested capital (ROIC). PSUs vest based on predetermined performance metrics that align with the Company's stock price and financial performance following a three-year performance period and are subject to a payout factor which includes a maximum and minimum payout. PSUs are accounted for as two distinct awards, a TSR award and a ROIC award.
LTIP costs are primarily recorded within general and administrative expenses, at fair value over the requisite service period (typically three years) on a straight-line basis and are reduced by forfeitures as they occur. These costs impacted our consolidated results of operations as follows:

	2019	2018	2017
Equity-based awards	$15.7	$21.6	$18.1
Liability-based awards	2.8	1.5	2.8
Total share-based compensation expense	$18.5	$23.1	$20.9
As of December 31, 2019, there was $16.8 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 1.7 years. Additionally, unrecognized compensation cost related to liability-based awards was $1.6, which is expected to be recognized ratably over a weighted-average period of 1.4 years.
Non-Qualified Stock Options
NQOs generally vest over or at the conclusion of a 3-year period and are exercisable over 10 years, except in certain instances of death, retirement or disability. The weighted average exercise price per share is the fair market value of the underlying common stock on the date each option is granted.
A summary of activity related to our NQOs as of December 31, 2019, 2018 and 2017 is presented below.

	2019		2018		2017
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding – January 1	0.7	$35.04	0.9	$34.07	1.4	$30.57
Granted	—	—	—	—	—	—
Exercised	(0.4)	36.08	(0.2)	30.52	(0.5)	22.95
Forfeited or expired	—	—	—	—	—	—
Outstanding – December 31	0.3	$33.55	0.7	$35.04	0.9	$34.07
Options exercisable – December 31	0.3	$33.55	0.5	$36.04	0.5	$32.24
The aggregate intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) as of December 31, 2019, 2018 and 2017 was $11.1, $4.5 and $10.6, respectively.
The amount of cash received from the exercise of stock options was $14.9, $5.8 and $11.2 for 2019, 2018 and 2017, respectively. The income tax benefit realized during 2019, 2018 and 2017 associated with exercised stock options and vested restricted stock was $6.5, $3.0 and $7.0, respectively. Excess tax benefits arising from exercised stock options and vested restricted stock were $4.6, $2.2 and $2.7 for 2019, 2018 and 2017, respectively.

The following table summarizes information about our outstanding and exercisable stock options at December 31, 2019.

Exercise Prices	Number of shares	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$19.97 - $26.76	0.1	2.3	5.0
$33.01	0.1	6.1	2.9
$41.52 - $43.52	0.1	4.9	3.7
	0.3	4.3	$11.6

As of December 31, 2019, there were no options "out-of-the-money" and all options outstanding were fully vested. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on ITT’s closing stock price of $73.91 as of December 31, 2019, which would have been received by the option holders had all option holders exercised their options as of that date.
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. There were no NQOs granted in 2019, 2018 or 2017.
Restricted Stock Units and Performance Stock Units
The fair value of equity-settled restricted stock units is determined using the closing price of the Company’s common stock on the date of grant. The fair value of cash-settled RSUs is remeasured using the closing price of ITT's common stock at the end of each reporting period. Recipients do not have voting rights and do not receive cash dividends during the restriction period. Dividend equivalents on RSUs, which are subject to forfeiture, are accrued and paid in cash upon vesting of the RSU. If a recipient retires or is terminated other than for cause, a pro rata portion of the RSU may vest.
For PSUs, the fair value of the ROIC award is based on the closing price of ITT common stock on the date of grant less the present value of expected dividend payments during the vesting period. For ROIC awards granted in 2019, a dividend yield of 1.01% was assumed based on ITT's annualized dividend payment of $0.588 per share and the March 4, 2019 closing stock price of $58.36. The fair value of the ROIC award is fixed on the grant date; however, a probability assessment is performed each reporting period to estimate the likelihood of achieving the ROIC targets and the amount of compensation to be recognized.
The fair value of the TSR award is measured using a Monte Carlo simulation on the date of grant, measuring potential total shareholder return for ITT relative to the other companies in the S&P 400 Capital Goods Index (the TSR Performance Group). The expected volatility of ITT's stock price is based on the historical volatility of a peer group while expected volatility for the other companies in the TSR Performance Group is based on their own stock price history. For TSR awards granted in 2019, all volatility and correlation measures were based on three years of daily historical price data through March 4, 2019, corresponding to the three-year performance period of the award. As the grant date occurs after the beginning of the performance period, actual TSR performance between the beginning of the performance period (December average closing stock price) and the grant date was reflected in the valuation. For TSR awards granted in 2019, a dividend yield of 1.01% was assumed based on ITT's annualized dividend payment of $0.588 per share and the March 4, 2019 closing stock price of $58.36.

The table below provides a rollforward of outstanding RSUs and PSUs for each of the years ended December 31, 2019, 2018 and 2017.

	2019		2018		2017
Restricted Stock and Performance Units	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding – January 1	1.2	$42.94	1.2	$38.74	1.1	$38.24
Granted	0.3	60.91	0.4	54.79	0.5	42.52
Performance adjustment(a)	0.1	44.87	—	—	—	—
Vested and issued	(0.6)	38.03	(0.3)	41.09	(0.2)	41.42
Forfeited	—	—	(0.1)	42.55	(0.2)	41.75
Outstanding – December 31	1.0	$51.24	1.2	$42.94	1.2	$38.74
Vested pending issuance	0.2	$44.87	0.2	$33.27	0.1	$42.90

(a)	Represents an adjustment for performance results achieved related to outstanding PSU shares that vested during the period and are pending issuance.
The table below provides the number of the outstanding shares by award type as of December 31, 2019, 2018 and 2017. Cash settled PSUs outstanding are not material.

	2019	2018	2017
Equity settled RSUs	0.5	0.7	0.7
Cash settled RSUs	0.1	0.1	0.1
PSUs	0.4	0.4	0.4

As of December 31, 2019, substantially all RSUs outstanding are expected to vest. As of December 31, 2019, the total number of PSUs expected to vest based on current performance estimates, including those vested but pending issuance, was 0.6.
NOTE 18
CAPITAL STOCK
ITT has authority to issue an aggregate of 300 shares of capital stock, of which 250 shares have been designated as Common Stock having a par value of $1 per share and 50 shares have been designated as Preferred Stock not having any par or stated value. There was no Preferred Stock outstanding as of December 31, 2019 and 2018.
The holders of ITT common stock are entitled to receive dividends when and as declared by ITT’s Board of Directors. Dividends are paid quarterly. Dividends declared were $0.588, $0.536 and $0.512 per common share in 2019, 2018, and 2017, respectively.
On October 27, 2006, our Board of Directors approved a three-year $1 billion share repurchase program, which it modified in 2008 to make the term indefinite. During 2019, 2018, and 2017, we repurchased and retired 0.5 shares, 1.0 shares, and 0.8 shares of common stock for $28.7, $50.0 and $30.0, respectively. Through December 31, 2019, we had repurchased 22.7 shares for $938.1, including commissions, under this program. On October 30, 2019, the Board of Directors approved a new indefinite term $500 share repurchase program.
Separate from the share repurchase program, the Company repurchased 0.3 shares, 0.1 shares, and 0.1 shares for an aggregate price of $12.7, $6.1, and $2.9, during 2019, 2018 and 2017, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs. All repurchased shares are canceled immediately following the repurchase.

NOTE 19
ACCUMULATED OTHER COMPREHENSIVE LOSS

	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
As of December 31, 2016	$(145.2)	$(306.0)	$(451.2)
Net change during period	7.6	95.4	103.0
As of December 31, 2017	(137.6)	(210.6)	(348.2)
Net change during period	6.0	(33.3)	(27.3)
As of December 31, 2018	(131.6)	(243.9)	(375.5)
Net change during period	(1.7)	(8.1)	(9.8)
As of December 31, 2019	$(133.3)	$(252.0)	$(385.3)

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
Asbestos Matters
Our subsidiaries, ITT LLC and Goulds Pumps LLC, have been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of December 31, 2019, there were 24 thousand pending active claims against our subsidiaries, including Goulds Pumps LLC, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

(in thousands)	2019	2018	2017
Pending claims – Beginning	24	26	30
New claims	4	4	4
Settlements	(1)	(1)	(2)
Dismissals	(3)	(5)	(6)
Pending claims – Ending	24	24	26

Frequently, plaintiffs are unable to identify any ITT LLC or Goulds Pumps LLC products as a source of asbestos exposure. Our experience to date is that a majority of resolved claims are dismissed without any payment from our subsidiaries. Management believes that a large majority of the pending claims have little or no value. In addition, because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. We expect more asbestos-related suits will be filed in the future, and we will aggressively defend or seek a reasonable resolution, as appropriate.
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
The forecast period used to estimate our potential liability to pending and projected asbestos claims is a judgment based on a number of factors, including the number and type of claims filed, recent experience with pending claims activity, and whether that experience is expected to continue into the future, the jurisdictions where claims are filed, the effect of any legislative or judicial developments, and the likelihood of any comprehensive asbestos legislation at the federal level. These factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and, accordingly, our estimate of the asbestos exposure. Developments related to asbestos tend to be long-cycle, changing over multi-year periods. Accordingly, we monitor these and other factors and assess whether an alternative forecast period is appropriate.
The Company retains a consulting firm to assist management in estimating the potential liability for pending asbestos claims and for claims estimated to be filed over the next 10 years based on the methodology described above. Our methodology determines a point estimate based on our assessment of the value of each underlying assumption, rather than a range of reasonably possible outcomes. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key assumptions discussed above, additional uncertainty related to asbestos claims and estimated costs arises from the long latency period prior to the manifestation of an asbestos-related disease, changes in available medical treatments and changes in medical costs, changes in plaintiff behavior resulting from bankruptcies of other companies that are or could be co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes. At December 31, 2019, approximately 25% of the recorded asbestos liability relates to pending claims, with the remainder relating to claims estimated to be filed over the next 10 years.
We record a corresponding undiscounted asbestos-related asset that represents our best estimate of probable recoveries from our insurers for the estimated asbestos liabilities. In developing this estimate, the Company considers coverage-in-place and other agreements with its insurer, and a number of additional factors. These additional factors reviewed include the financial viability of our insurance carriers and any related solvency issues, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, the extent to which settlement and defense costs will be reimbursed by the insurance policies and interpretation of the various policy and contract terms and limits and their interrelationships, and various judicial determinations relevant to our insurance programs. The timing and amount of reimbursements will vary due to a time lag between when ITT pays an amount to defend or settle a claim and when a reimbursement is received from an insurer, differing policy terms and certain gaps in our insurance coverage as a result of uninsured periods, insurer insolvencies, and prior insurance settlements.

Approximately 80% of our estimated receivables are due from insurers that had credit ratings of A- or better from A.M. Best as of December 31, 2019.
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
The Company has negotiated with certain of its insurers to reimburse the Company for a portion of its indemnity and defense costs through "coverage-in-place" agreements or policy buyout agreements. The agreements are designed to facilitate the collection of the Company’s insurance portfolio, to mitigate issues that insurers may raise regarding their responsibility to respond to claims, and to promote an orderly exhaustion of the policies. As of December 31, 2019, approximately 57% of our asbestos-related assets were related to coverage-in-place agreements and buyout agreements with insurers.
After reviewing our portfolio of insurance policies, with consideration given to applicable deductibles, retentions and policy limits, the solvency and historical payment experience of various insurance carriers, existing insurance settlements, and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, we believe that its recorded receivable for insurance recoveries is probable of collection.
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
Settlement Agreements
The company periodically enters into settlement agreements with insurers to settle responsibility for insurance claims. Under the terms of the settlements, the insurers agree to a payment or specified series of payments to a QSF for past costs and/or agree to provide coverage for certain future asbestos claims on specified terms and conditions.
In February 2020, ITT signed an agreement-in-principle with a group of insurers to settle responsibility for certain insurance claims for $66.4. We are currently evaluating the impact of this agreement on our insurance asset and estimate that the settlement will result in an increase to our insurance asset in the first quarter of 2020.
Statements of Operations Charges
The table below summarizes the total net asbestos-related charge for the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017
Asbestos provision, net(a)	$47.9	$53.8	$56.5
Asbestos remeasurement, net	(68.1)	10.0	(76.4)
Settlement agreements and other	—	(58.9)	—
Asbestos-related (benefit) cost, net	$(20.2)	$4.9	$(19.9)

Changes in Financial Position
The following table provides a rollforward of the estimated asbestos liability and related assets for the years ended December 31, 2019 and 2018.

	2019			2018
	Liability	Asset	Net	Liability	Asset	Net
Balance as of January 1	$849.3	$376.7	$472.6	$877.2	$368.7	$508.5
Asbestos provision(a)	59.4	11.5	47.9	66.1	12.3	53.8
Asbestos remeasurement	(4.5)	63.6	(68.1)	(5.8)	(15.8)	10.0
Settlement agreements	—	—	—	—	58.9	(58.9)
Net cash activity and other(a)	(86.6)	(65.0)	(21.6)	(88.2)	(47.4)	(40.8)
Balance as of December 31	$817.6	$386.8	430.8	$849.3	$376.7	$472.6
Current portion	86.0	67.2		74.2	67.1
Noncurrent portion	731.6	319.6		775.1	309.6

(a)	Includes certain administrative costs such as legal-related costs for insurance asset recoveries.
Environmental Matters
In the ordinary course of business, we are subject to federal, state, local, and foreign environmental laws and regulations. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and site remediation. These sites are in various stages of investigation and/or remediation and in many of these proceedings our liability is considered de minimis. We have received notification from the U.S. Environmental Protection Agency, and from similar state and foreign environmental agencies, that a number of sites formerly or currently owned or operated by the Company, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation or remediation. These sites include instances where we have been identified as a potentially responsible party under federal and state environmental laws and regulations.
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.
The following table provides a rollforward of the estimated current and long-term environmental liability for the years ended December 31, 2019 and 2018.

	2019	2018
Balance as of January 1	$66.8	$73.9
Changes in estimates for pre-existing accruals	0.5	6.6
Accruals added during the period for new matters	—	2.0
Net cash activity(a)	(5.4)	(15.8)
Foreign currency	—	0.1
Balance as of December 31	$61.9	$66.8

(a)	Includes cash payments for the year ended December 31, 2018 of $10.2, related to the sale of a former operating location.
Environmental-related assets represent estimated recoveries from insurance providers and other third parties. The total environmental-related asset as of December 31, 2019 and 2018 was $22.2 and $23.4, respectively.
The following table illustrates the reasonably possible high range of estimated liability, and number of active sites for environmental matters.

	2019	2018
High end range	$108.4	$115.9
Number of active environmental investigation and remediation sites	28	31

As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.

Other Matters
In 2019, the Company settled a civil matter with the U.S. Department of Justice (DOJ) related to an investigation that began in 2015 involving certain connector products manufactured by the Company’s Connect & Control Technologies segment that are purchased or used by the U.S. government. The Company paid $11 to DOJ, acting on behalf of the U.S. government, to settle this matter and avoid the expense and uncertainty of litigation. The Company also received a related insurance recovery of $1.
NOTE 21
GUARANTEES, INDEMNITIES AND WARRANTIES
Indemnities
Since our founding in 1920, we have acquired and disposed of numerous businesses. The related acquisition and disposition agreements allocate certain assets and liabilities among the parties and contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party or for assumed or excluded liabilities. These provisions address a variety of subjects. The term and monetary amounts of each such provision are defined in the specific agreements and may be affected by various conditions and external factors. Many of the provisions have expired either by operation of law or as a result of the terms of the agreement. We do not have a liability recorded for these expired provisions and are not aware of any claims or other information that would give rise to material payments under such provisions.
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
Guarantees
We have $138.1 of guarantees, letters of credit and similar arrangements outstanding at December 31, 2019, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2019 as the likelihood of nonperformance by ITT is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our financial statements.
Warranties
ITT warrants numerous products, the terms of which vary widely. In general, ITT warrants its products against defect and specific non-performance. In certain markets, such as automotive, aerospace and rail, liability for product defects could extend beyond the selling price of the product and could be significant if the defect interrupts production or results in a recall. The table included below provides changes in the warranty accrual for December 31, 2019 and 2018.

	2019	2018
Warranty accrual – January 1	$17.3	$18.3
Warranty expense	10.5	6.3
Payments	(8.5)	(6.7)
Foreign currency and other	1.2	(0.6)
Warranty accrual – December 31	$20.5	$17.3

NOTE 22
ACQUISITIONS
Rheinhütte Pumpen Group (Rheinhütte)
On April 30, 2019, we completed the acquisition of 100% of the privately held stock of Rheinhütte for a purchase price of €82.5 euros, net of cash acquired. The transaction was funded from the Company’s cash and European commercial paper program. Rheinhütte, with 2018 revenue of approximately €61.5 euros and approximately 430 employees, has manufacturing locations in Germany and Brazil. Rheinhütte is a designer and manufacturer of highly engineered pumps suited for harsh and corrosive environments for the industrial market. Rheinhütte is reported within the Industrial Process segment.
Matrix Composites, Inc. (Matrix)
On July 3, 2019, we completed the acquisition of 100% of the privately held stock of Matrix for a purchase price of $25.8, net of cash acquired, that is subject to change based on customary net working capital adjustments. The transaction was funded from the Company’s cash. Matrix, a manufacturer of precision composite components within the aerospace and defense market, had 2018 revenue of approximately $12.0 with growth expected due to a ramp up in production on several next-generation aircraft engine platforms. Matrix has approximately 115 employees and is reported within the Connect & Control Technologies segment.
The purchase prices for Rheinhütte and Matrix were allocated to net assets acquired and liabilities assumed based on their preliminary fair values as of the respective acquisition date, with the excess of the purchase price of $40.1 and $14.3 recorded as goodwill, respectively. Other intangibles identified for Rheinhütte include customer relationships, proprietary technology and trade names. Other intangibles for Matrix primarily consist of customer relationships. The primary areas of the purchase price allocations that are not yet finalized relate to the valuation of certain tangible assets, liabilities, income tax, and residual goodwill. For each acquisition, we expect to obtain the information necessary to finalize the fair value of the net assets and liabilities during the measurement period, not to exceed one year from the relevant acquisition date. Changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period they occur. The goodwill arising from these acquisitions is not expected to be deductible for income tax purposes.
Preliminary Allocations of Purchase Price

	Rheinhütte	Matrix
Cash	$4.7	$0.5
Receivables	9.7	1.1
Inventory	15.2	1.8
Plant, property and equipment	19.9	2.9
Goodwill	40.1	14.3
Other intangible assets	15.2	8.5
Other assets	3.9	1.9
Accounts payable and accrued liabilities	(6.7)	(2.0)
Other liabilities	(5.3)	(2.7)
Net assets acquired	$96.7	$26.3
Pro forma results of operations have not been presented because the acquisitions were not deemed material at the acquisition date.

SUPPLEMENTAL FINANCIAL DATA
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2019 Quarters				2018 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenue	$719.1	$711.9	$719.9	$695.5	$678.4	$680.6	$696.8	$689.3
Gross profit	228.0	231.3	232.0	218.8	210.5	226.5	226.0	224.2
Income from continuing operations attributable to ITT Inc.	66.5	118.7	66.9	71.3	50.6	111.0	69.7	101.1
Income (loss) from discontinued operations	1.9	(0.1)	(0.1)	—	1.3	(0.1)	—	0.1
Net income attributable to ITT Inc.	68.4	118.6	66.8	71.3	51.9	110.9	69.7	101.2
Basic earnings per share attributable to ITT Inc.:
Continuing operations	$0.76	$1.35	$0.76	$0.81	$0.58	$1.27	$0.80	$1.15
Discontinued operations	0.02	—	—	—	0.01	—	—	—
Net income	$0.78	$1.35	$0.76	$0.81	$0.59	$1.27	$0.80	$1.15
Diluted earnings per share attributable to ITT Inc.:
Continuing operations	$0.75	$1.34	$0.75	$0.80	$0.57	$1.25	$0.79	$1.14
Discontinued operations	0.02	—	—	—	0.01	—	—	—
Net income	$0.77	$1.34	$0.75	$0.80	$0.58	$1.25	$0.79	$1.14

EXHIBIT INDEX

Exhibit Number	Description
3.1	ITT Inc.’s Amended and Restated Articles of Incorporation, effective as of May 25, 2018 (Incorporated by reference to Exhibit 3.1 of ITT Inc.’s Form 8-K dated May 25, 2018 (File No. 001-05672)
3.2	Amended and Restated By-laws of ITT Inc., effective as of May 25, 2018 Incorporated by reference to Exhibit 3.2 of ITT Inc.’s Form 8-K dated May 25, 2018 (File No. 001-05672)
4.1	Description of Registrant's Securities
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

10.12	Third Amendment to Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of November 5, 2019, among ITT Inc. and the lenders party thereto
10.13	Indenture between ITT Corporation and Union Bank N.A., as Trustee dated May 1, 2009 Incorporated by reference to Exhibit 4.3 of ITT Inc.’s Form S-3 dated September 18, 2015 (File No. 001-05672).
10.14
First Supplemental Indenture, dated as of May 16, 2016, between ITT Corporation, ITT Inc. and MUFG Union Bank, N.A. as Trustee
Incorporated by reference to Exhibit 4.2 of ITT Inc.’s Post-Effective Amendment No.1 to Registration Statement on Form S-3 dated May 16, 2016 (File No. 333-207006).

10.15*
ITT Annual Incentive Plan for Executive Officers, amended and restated as of May 16, 2016
Incorporated by reference to Exhibit 10.5 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2016 (File No. 001-05672).

10.16*
ITT Retirement Savings Plan for Salaried Employees (amended and restated effective January 1, 2018)
Incorporated by reference to Exhibit 10.15 of ITT Inc.’s Form 10-K for the year ended December 31, 2018 (File No. 001-05672).

Exhibit Number	Description
10.17*
Supplemental Retirement Savings Plan, amended and restated as of January 1, 2016
Incorporated by reference to Exhibit 10.6 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2016 (File No. 001-05672).

10.18*
ITT Senior Executive Severance Pay Plan, amended and restated as of June 17, 2019
Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2019 (File No. 001-05672).

10.19*
ITT Senior Executive Change in Control Severance Pay Plan, amended and restated as of June 17, 2019
Incorporated by reference to Exhibit 10.3 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2019 (File No. 001-05672).

10.20*
ITT Change in Control Severance Plan, amended and restated as of May 16, 2016
Incorporated by reference to Exhibit 10.10 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2016 (File No. 001-05672).

10.21*	ITT Deferred Compensation Plan, as amended and restated as of May 16, 2016 Incorporated by reference to Exhibit 10.4 of ITT Inc.’s Form 8-K dated May 16, 2016 (File No. 001-05672).
10.22*	ITT Deferred Compensation Plan for Non-Employee Directors, amended and restated as of December 31, 2019
10.23*	Non-Employee Director Compensation Summary Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2019 (File No. 001-05672).
10.24*	2011 Omnibus Incentive Plan Incorporated by reference to Exhibit 4.3 of ITT Inc.’s Registration Statement on Form S-8 as filed on October 28, 2011 (File No. 001-05672).
10.25*
ITT 2003 Equity Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) and previously known as ITT Industries, Inc. 2003 Equity Incentive Plan
Incorporated by reference to Exhibit 10.5 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-05672).

10.26*	Omnibus Amendment to Long-Term Incentive Plans, dated as of May 16, 2016 Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Current Report on Form 8-K dated May 16, 2016 (File No. 001-05672).
10.27*
Separation Agreement and General Release, dated November 26, 2018, between ITT Inc. and Victoria L. Creamer
Incorporated by reference to Exhibit 10.1 of ITT Inc.'s Form 8-K dated November 30, 2018 (File No. 001-05672)

10.28*	Form of 2019 Performance Unit Award Agreement Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2019 (File No. 001-05672).
10.29*	Form of 2019 Restricted Stock Unit Award Agreement Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2019 (File No. 001-05672).
10.30*	Form of 2018 Performance Unit Award Agreement Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2018 (File No. 001-05672).
10.31*	Form of 2018 Restricted Stock Unit Award Agreement Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2018 (File No. 001-05672).
10.32*	Form of 2017 Performance Unit Award Agreement Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2017 (File No. 001-05672).
10.33*	Form of 2017 Restricted Stock Unit Award Agreement Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2017 (File No. 001-05672).
10.34	Form of ITT Inc. Indemnification Agreement with its directors and officers Incorporated by reference to Exhibit 10.5 to ITT Inc.’s Form 8-K dated May 16, 2016 (File No. 001-05672).
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from ITT Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL ( inline Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Management compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Inc. (Registrant)
By:	/S/ JOHN CAPELA
John Capela Vice President and Chief Accounting Officer (Principal Accounting Officer)
February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ LUCA SAVI	Chief Executive Officer, President and Director	February 21, 2020
Luca Savi (Principal Executive Officer)

/S/ THOMAS M. SCALERA	Executive Vice President and Chief Financial Officer	February 21, 2020
Thomas M. Scalera (Principal Financial Officer)

/S/ JOHN CAPELA	Vice President and Chief Accounting Officer	February 21, 2020
John Capela (Principal Accounting Officer)

/S/ ORLANDO D. ASHFORD	Director	February 21, 2020
Orlando D. Ashford

/S/ GERAUD DARNIS	Director	February 21, 2020
Geraud Darnis

/S/ DONALD DEFOSSET, JR.	Director	February 21, 2020
Donald DeFosset, Jr.

/S/ NICHOLAS C. FANANDAKIS	Director	February 21, 2020
Nicholas C. Fanandakis

/S/ CHRISTINA A. GOLD	Director	February 21, 2020
Christina A. Gold

/S/ RICHARD P. LAVIN	Director	February 21, 2020
Richard P. Lavin

/S/ MARIO LONGHI	Director	February 21, 2020
Mario Longhi

/S/ FRANK T. MACINNIS	Director	February 21, 2020
Frank T. MacInnis

/S/ REBECCA A. MCDONALD	Director	February 21, 2020
Rebecca A. McDonald

/S/ TIMOTHY H. POWERS	Director	February 21, 2020
Timothy H. Powers

/S/ CHERYL L. SHAVERS	Director	February 21, 2020
Cheryl L. Shavers

/S/ SABRINA SOUSSAN	Director	February 21, 2020
Sabrina Soussan