Form 10-Q
period 2020-03-31
ITT Inc.
filed 2020-05-01
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of April 29, 2020, there were 86.3 million shares of common stock ($1 par value per share) of the issuer outstanding.

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the SEC). The SEC maintains a website at www.sec.gov on which you may access our SEC filings. In addition, we make available free of charge at www.itt.com/investors copies of materials we file with, or furnish to, the SEC as soon as reasonably practical after we electronically file or furnish these reports, as well as other important information that we disclose from time to time. Information contained on our website, or that can be accessed through our website, does not constitute a part of this Quarterly Report on Form 10-Q (this Report). We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website.
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
Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:

•
impacts on our business due to the COVID-19 pandemic, including disruptions to our operations and demand for our products, increased costs, disruption of supply chain and other constraints in the availability of key commodities and other necessary services, government-mandated site closures, employee illness or loss of key personnel, the impact of travel restrictions and stay-in-place restrictions on our business and workforce, customer and supplier bankruptcies, impacts to the global economy and financial markets, and liquidity challenges in accessing capital markets;

•	uncertain global economic and capital markets conditions, including due to COVID-19, trade disputes between the U.S. and its trading partners, and the oil price war between Saudi Arabia and Russia;

•	uncertainties regarding our exposure to pending and future asbestos claims and related liabilities and insurance recoveries;

•	risks due to our operations and sales outside the U.S. and in emerging markets;

•	fluctuations in foreign currency exchange rates;

•
fluctuations in customers’ levels of capital investment and maintenance expenditures, especially in the oil and gas, chemical, and mining markets, or changes in our customers’ anticipated production schedules, such as shifts in the production of Boeing’s 737 MAX;

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
More information on factors that could cause actual results or events to differ materially from those anticipated is included in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019 (particularly under the caption “Risk Factors”), our Quarterly Reports on Form 10-Q and in other documents we file from time to time with the SEC.
The forward-looking statements included in this Report speak only as of the date of this Report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

For the Three Months Ended March 31	2020	2019
Revenue	$663.3	$695.5
Costs of revenue	453.9	476.7
Gross profit	209.4	218.8
General and administrative expenses	60.2	51.9
Sales and marketing expenses	41.6	40.2
Research and development expenses	22.7	23.5
Asbestos-related (benefit) costs, net	(40.7)	12.6
Asset impairment charges	16.3	—
Operating income	109.3	90.6
Interest and non-operating expenses (income), net	0.6	(0.5)
Income from continuing operations before income tax expense	108.7	91.1
Income tax expense	24.7	19.7
Income from continuing operations	84.0	71.4
Income from discontinued operations, net of tax expense of $0.4 and $0.0, respectively	1.1	—
Net income	85.1	71.4
Less: Income attributable to noncontrolling interests	0.3	0.1
Net income attributable to ITT Inc.	$84.8	$71.3

Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$83.7	$71.3
Income from discontinued operations, net of tax	1.1	—
Net income attributable to ITT Inc.	$84.8	$71.3

Earnings per share attributable to ITT Inc.:
Basic:
Continuing operations	$0.96	$0.81
Discontinued operations	0.01	—
Net income	$0.97	$0.81
Diluted:
Continuing operations	$0.95	$0.80
Discontinued operations	0.01	—
Net income	$0.96	$0.80
Weighted average common shares – basic	87.4	87.6
Weighted average common shares – diluted	88.2	88.6
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the statements of operations.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended March 31	2020	2019
Net income	$85.1	$71.4
Other comprehensive loss:
Net foreign currency translation adjustment	(51.3)	(2.4)
Net change in postretirement benefit plans, net of tax benefits of $0.3 and $0.2, respectively	0.9	0.6
Other comprehensive loss	(50.4)	(1.8)
Comprehensive income	34.7	69.6
Less: Comprehensive income attributable to noncontrolling interests	0.3	0.1
Comprehensive income attributable to ITT Inc.	$34.4	$69.5
Disclosure of reclassification adjustments to postretirement benefit plans
Reclassification adjustments (see Note 15):
Amortization of prior service benefit, net of tax expense of $(0.3) and $(0.3), respectively	$(0.9)	$(0.8)
Amortization of net actuarial loss, net of tax benefits of $0.6 and $0.5, respectively	1.8	1.4
Net change in postretirement benefit plans, net of tax	$0.9	$0.6

The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the statements of comprehensive income.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$839.9	$612.1
Receivables, net	573.9	578.4
Inventories, net	382.4	392.9
Other current assets	152.0	153.4
Total current assets	1,948.2	1,736.8
Plant, property and equipment, net	511.5	531.5
Goodwill	914.4	927.2
Other intangible assets, net	119.7	138.0
Asbestos-related assets	353.6	319.6
Deferred income taxes	124.8	138.1
Other non-current assets	304.4	316.5
Total non-current assets	2,328.4	2,370.9
Total assets	$4,276.6	$4,107.7
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$386.8	$86.5
Accounts payable	323.9	332.4
Accrued liabilities	396.3	430.8
Total current liabilities	1,107.0	849.7
Asbestos-related liabilities	718.5	731.6
Postretirement benefits	211.9	213.9
Other non-current liabilities	223.6	234.7
Total non-current liabilities	1,154.0	1,180.2
Total liabilities	2,261.0	2,029.9
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 86.3 shares and 87.8 shares, respectively	86.3	87.8
Retained earnings	2,361.8	2,372.4
Total accumulated other comprehensive loss	(435.7)	(385.3)
Total ITT Inc. shareholders’ equity	2,012.4	2,074.9
Noncontrolling interests	3.2	2.9
Total shareholders’ equity	2,015.6	2,077.8
Total liabilities and shareholders’ equity	$4,276.6	$4,107.7

The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the balance sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended March 31	2020	2019
Operating Activities
Income from continuing operations attributable to ITT Inc.	$83.7	$71.3
Adjustments to income from continuing operations:
Depreciation and amortization	27.4	26.4
Equity-based compensation	2.5	4.5
Asbestos-related (benefit) costs, net	(40.7)	12.6
Asset impairment charges	16.3	—
Other non-cash charges, net	11.0	7.9
Asbestos-related payments, net	(6.1)	(9.9)
Changes in assets and liabilities:
Change in receivables	(13.4)	(47.1)
Change in inventories	0.6	(17.3)
Change in accounts payable	(6.4)	18.8
Change in accrued expenses	(25.2)	(35.6)
Change in income taxes	16.5	9.5
Other, net	(12.7)	1.0
Net Cash – Operating activities	53.5	42.1
Investing Activities
Capital expenditures	(22.2)	(29.2)
Acquisitions, net of cash acquired	(4.7)	—
Other, net	0.7	0.4
Net Cash – Investing activities	(26.2)	(28.8)
Financing Activities
Commercial paper, net repayments	(82.7)	—
Short-term revolving loans, borrowings	378.3	—
Long-term debt, issued	—	7.1
Long-term debt, repayments	—	(0.2)
Repurchase of common stock	(83.4)	(19.9)
Proceeds from issuance of common stock	0.1	5.1
Dividends paid	(0.2)	(13.2)
Other, net	(0.1)	0.1
Net Cash – Financing activities	212.0	(21.0)
Exchange rate effects on cash and cash equivalents	(11.7)	0.7
Net Cash – Operating activities of discontinued operations	0.2	(0.4)
Net change in cash and cash equivalents	227.8	(7.4)
Cash and cash equivalents – beginning of year (includes restricted cash of $0.8 and $1.0, respectively)	612.9	562.2
Cash and cash equivalents – end of period (includes restricted cash of $0.8 and $0.8, respectively)	$840.7	$554.8
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$2.3	$1.0
Income taxes, net of refunds received	$8.0	$9.3
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)

December 31, 2019	87.8	$87.8	$2,372.4	$(385.3)	$2.9	$2,077.8

Net income	—	—	84.8	—	0.3	85.1
Activity from stock incentive plans	0.4	0.4	2.2	—	—	2.6
Share repurchases	(1.9)	(1.9)	(81.5)	—	—	(83.4)
Cumulative adjustment for accounting change	—	—	(1.2)	—	—	(1.2)
Dividends declared ($0.169 per share)	—	—	(14.9)	—	—	(14.9)
Total other comprehensive loss, net of tax	—	—	—	(50.4)	—	(50.4)
March 31, 2020	86.3	$86.3	$2,361.8	$(435.7)	$3.2	$2,015.6

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)

December 31, 2018	87.6	$87.6	$2,110.3	$(375.5)	$2.5	$1,824.9

Net income	—	—	71.3	—	0.1	71.4
Activity from stock incentive plans	0.6	0.6	8.9	—	—	9.5
Share repurchases	(0.4)	(0.4)	(19.5)	—	—	(19.9)
Dividends declared ($0.147 per share)	—	—	(12.9)	—	—	(12.9)
Total other comprehensive income, net of tax	—	—	—	(1.8)	—	(1.8)
Other	—	—	—	—	0.1	0.1
March 31, 2019	87.8	$87.8	$2,158.1	$(377.3)	$2.7	$1,871.3
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the statements of changes in shareholders’ equity.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(DOLLARS AND SHARES (EXCEPT PER SHARE AMOUNTS) IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
ITT Inc. is a diversified manufacturer of highly engineered critical components and customized technology solutions for the transportation, industrial, and oil and gas markets. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Inc. and its subsidiaries. ITT operates through three segments: Motion Technologies, consisting of friction and shock and vibration equipment; Industrial Process, consisting of industrial flow equipment and services; and Connect & Control Technologies, consisting of electronic connectors, fluid handling, motion control, composite materials and noise and energy absorption products. Financial information for our segments is presented in Note 3, Segment Information.
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) pandemic, which has spread throughout the world. While most of our businesses are deemed essential, we have experienced certain local government-mandated site closures. The Company continues to face certain risks resulting from COVID-19 including disruption of our operations due to decreased customer demand, temporary plant closures, and elevated standards to keep our employees safe, along with increased risk of customer or supplier bankruptcy and potential challenges in accessing capital markets. All of these may have a material adverse impact on the Company. While the disruption is currently expected to be temporary, there is uncertainty around the duration of these impacts. Therefore, while we expect this matter to negatively impact our business, results of operations, and financial position, the extent of certain future impacts cannot be reasonably estimated at this time. Refer to the section titled “Impact of COVID-19 on our Business” within Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions) necessary to state fairly the financial position, results of operations, and cash flows for the periods presented. The Consolidated Condensed Balance Sheet as of December 31, 2019, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K (2019 Annual Report) for the year ended December 31, 2019 but does not include all disclosures required by GAAP. We consistently applied the accounting policies described in the 2019 Annual Report in preparing these unaudited financial statements, other than those related to new accounting standards adopted during the period. Refer to Note 2, Recent Accounting Pronouncements for further information. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2019 Annual Report.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, asbestos-related liabilities and recoveries from insurers, revenue recognition, unrecognized tax benefits, deferred tax valuation allowances, projected benefit obligations for postretirement plans, accounting for business combinations, goodwill and other intangible asset impairment testing, environmental liabilities and assets, allowance for credit losses and inventory valuation. Actual results could differ from these estimates.
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
Accounting Pronouncements Recently Adopted
Measurement of Credit Losses on Financial Instruments (ASU 2016-13)
In June 2016, the FASB issued updated guidance that requires entities to use a current expected credit loss model to measure credit-related impairments for financial instruments held at amortized cost, including trade receivables. The current expected credit loss model is based on relevant information about past events, including historical experience, conditions at the date of measurement, and reasonable and supportable forecasts that affect collectability. Current expected credit losses, and subsequent adjustments, represent an estimate of lifetime expected credit losses that are recorded as an allowance deducted from the amortized cost of the financial instrument. The updated guidance was effective for the Company beginning on January 1, 2020 and was adopted using a modified retrospective transition approach, resulting in an increase in our allowance for credit losses related to receivables and contract assets. Refer to Note 8, Receivables, Net for additional information. The cumulative effect of the changes made to our consolidated January 1, 2020 balance sheet related to the adoption of ASU 2016-13 is as follows:

	December 31, 2019	Cumulative Effect of Adoption	January 1, 2020
Receivables, net	$578.4	$(1.6)	$576.8
Other current assets	153.4	(0.1)	153.3
Deferred income taxes	138.1	0.5	138.6
Retained earnings	2,372.4	(1.2)	2,371.2

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

	Revenue		Operating Income		Operating Margin
For the Three Months Ended March 31	2020	2019	2020	2019	2020	2019
Motion Technologies	$297.9	$315.2	$53.1	$60.9	17.8%	19.3%
Industrial Process	227.3	215.7	8.9	22.2	3.9%	10.3%
Connect & Control Technologies	138.7	165.0	15.9	27.4	11.5%	16.6%
Total segment results	663.9	695.9	77.9	110.5	11.7%	15.9%
Asbestos-related benefit (costs), net	—	—	40.7	(12.6)	—	—
Eliminations / Other corporate costs	(0.6)	(0.4)	(9.3)	(7.3)	—	—
Total Eliminations / Corporate and Other costs	(0.6)	(0.4)	31.4	(19.9)	—	—
Total	$663.3	$695.5	$109.3	$90.6	16.5%	13.0%

	Total Assets		Capital Expenditures		Depreciation & Amortization
As of and for the Three Months Ended March 31	2020	2019(a)	2020	2019	2020	2019
Motion Technologies	$1,167.9	$1,178.2	$14.8	$20.2	$14.5	$14.2
Industrial Process	1,062.0	1,137.8	2.5	3.5	6.6	6.3
Connect & Control Technologies	764.2	755.6	4.3	4.8	5.7	5.2
Corporate and Other	1,282.5	1,036.1	0.6	0.7	0.6	0.7
Total	$4,276.6	$4,107.7	$22.2	$29.2	$27.4	$26.4

(a)	Amounts reflect balances as of December 31, 2019.
NOTE 4
REVENUE
The following table represents our revenue disaggregated by end market for the three months ended March 31, 2020 and 2019.

For the Three Months Ended March 31, 2020	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$292.4	$—	$—	$(0.1)	$292.3
Chemical and industrial pumps	—	161.5	—	—	161.5
Aerospace and defense	2.9	—	86.1	—	89.0
Oil and gas	—	65.8	7.8	—	73.6
General industrial	2.6	—	44.8	(0.5)	46.9
Total	$297.9	$227.3	$138.7	$(0.6)	$663.3

For the Three Months Ended March 31, 2019	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$310.0	$—	$—	$—	$310.0
Chemical and industrial pumps	—	161.5	—	—	161.5
Aerospace and defense	2.3	—	99.5	—	101.8
Oil and gas	—	54.2	8.5	—	62.7
General industrial	2.9	—	57.0	(0.4)	59.5
Total	$315.2	$215.7	$165.0	$(0.4)	$695.5

Contract Assets and Liabilities
Contract assets consist of unbilled amounts where revenue recognized exceeds customer billings, net of allowances for credit losses. Contract liabilities consist of advance payments and billings in excess of revenue recognized. The following table represents our net contract assets and liabilities as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019	Change
Current contract assets, net	$15.6	$18.0	(13.3)%
Current contract liabilities	(51.2)	(57.4)	(10.8)%
Net contract liabilities	$(35.6)	$(39.4)	(9.6)%

During the three months ended March 31, 2020, we recognized revenue of $32.8, related to contract liabilities as of December 31, 2019. The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of March 31, 2020 was $841.0. Of this amount, we expect to recognize approximately $695 to $715 of revenue during 2020.
NOTE 5
RESTRUCTURING ACTIONS
The table below summarizes the restructuring costs presented within general and administrative expenses in our Consolidated Condensed Statements of Operations for the three months ended March 31, 2020 and 2019. We have initiated various restructuring activities throughout our businesses during the past two years, however there were no restructuring activities considered individually significant, other than those announced subsequent to the end of the first quarter of 2020.

For the Three Months Ended March 31	2020	2019
Severance and other employee-related	$3.1	$1.0
Other	—	0.1
Total restructuring costs	$3.1	$1.1
By segment:
Motion Technologies	$—	$0.7
Industrial Process	0.1	0.3
Connect & Control Technologies	1.5	0.1
Corporate and Other	1.5	—

The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Condensed Balance Sheet within accrued liabilities, for the three months ended March 31, 2020 and 2019.

For the Three Months Ended March 31	2020	2019
Restructuring accruals - beginning balance	$7.5	$6.7
Restructuring costs	3.1	1.1
Cash payments	(3.2)	(1.8)
Foreign exchange translation and other	(0.2)	(0.4)
Restructuring accrual - ending balance	$7.2	$5.6
By accrual type:
Severance and other employee-related	$6.9	$5.3
Other	0.3	0.3

Subsequent to the end of the first quarter of 2020, the Company finalized an organizational-wide restructuring plan to reduce the overall cost structure of the Company primarily in response to an anticipated reduction in demand from the COVID-19 pandemic. The Company expects to incur pre-tax cash costs of approximately $45 to $55, principally involuntary severance costs. The Company anticipates to substantially complete these actions in 2020. The benefits from these actions, after full implementation, are expected to yield annual pre-tax cash savings to the Company of approximately $70.

NOTE 6
INCOME TAXES

For the Three Months Ended March 31	2020	2019	Change
Income tax expense	$24.7	$19.7	25.4%
Effective tax rate	22.7%	21.6%	110bp

The higher effective tax rate during the first quarter of 2020 was primarily due to an increase in unbenefited tax losses in Germany partially offset by foreign exchange losses on distributions resulting in a tax benefit of $2.0.
In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. In addition, certain non-U.S. jurisdictions have also enacted similar measures. The Company is currently evaluating the impact of these measures on its consolidated financial statements. If these measures are determined to be applicable to the Company, they may result in cash refunds and an income tax benefit recorded in the Consolidated Statement of Operations.
Our financial condition and results of operations have been and are expected to continue to be adversely affected by the COVID-19 pandemic and the governmental and market reactions to COVID-19. The impacts on earnings have already and will continue to have an impact on the Company’s overall effective tax rate throughout the year.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including the Czech Republic, Germany, Hong Kong, India, Italy, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $14 due to changes in audit status, expiration of statutes of limitations and other events. In addition, the settlement of any future examinations relating to the 2011 and prior tax years could result in changes in amounts attributable to the Company under its Tax Matters Agreement with Exelis Inc. and Xylem Inc. relating to the Company’s 2011 spin-off of those businesses.
NOTE 7
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT for the three months ended March 31, 2020 and 2019.

For the Three Months Ended March 31	2020	2019
Basic weighted average common shares outstanding	87.4	87.6
Add: Dilutive impact of outstanding equity awards	0.8	1.0
Diluted weighted average common shares outstanding	88.2	88.6

There were no anti-dilutive shares underlying stock options excluded from the computation of diluted earnings per share for the three months ended March 31, 2020 and 2019.

NOTE 8
RECEIVABLES, NET

	March 31, 2020	December 31, 2019
Trade accounts receivable	$562.3	$562.3
Notes receivable	9.1	6.2
Other	18.2	21.2
Receivables, gross	589.6	589.7
Less: Allowance for credit losses - receivables	(15.7)	(11.3)
Receivables, net	$573.9	$578.4

Allowance for Credit Losses
We determine our allowance for credit losses using a combination of factors to reduce our trade receivables and contract asset balances to the net amount expected to be collected. The allowance was based on a variety of factors including the length of time receivables were past due, macroeconomic trends and conditions, significant one-time events, historical experience, and expectations of future economic conditions. We also record an allowance for individual accounts when we become aware of specific customer circumstances, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable. If circumstances related to the specific customer change, we adjust estimates of the recoverability of receivables as appropriate. Our allowance for credit losses for the quarter ended March 31, 2020 includes our initial estimate of the impact of the COVID-19 pandemic and recent decline in the oil and gas market and will be adjusted in subsequent periods as circumstances develop and we gain better insight into the future outlook of the pandemic. We believe these events may impact our ability to collect from certain customers depending on the end market we serve and customer profile.
The following table displays our allowance for credit losses for receivables and contract assets.

	March 31, 2020	December 31, 2019
Allowance for credit losses - receivables	$15.7	$11.3
Allowance for credit losses - contract assets	0.1	1.5
Total allowance for credit losses	$15.8	$12.8

The follow table displays a rollforward of the total allowance for credit losses for the three months ended March 31, 2020.

For the Three Months Ended March 31	2020
Total allowance for credit losses - January 1	$12.8
Impact of adoption of ASU 2016-13 (See Note 2)	1.7
Charges to income	3.3
Write-offs	(1.7)
Foreign currency and other	(0.3)
Total allowance for credit losses - March 31	$15.8

NOTE 9
INVENTORIES, NET

	March 31, 2020	December 31, 2019
Finished goods	$54.4	$80.7
Work in process	84.5	83.9
Raw materials	243.5	228.3
Inventories, net	$382.4	$392.9

NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS

	March 31, 2020	December 31, 2019
Asbestos-related assets	$67.2	$67.2
Advance payments and other prepaid expenses	49.0	45.4
Current contract assets, net	15.6	18.0
Prepaid income taxes	18.8	20.6
Other	1.4	2.2
Other current assets	$152.0	$153.4
Other employee benefit-related assets	$132.0	$133.6
Operating lease right-of-use assets	85.2	91.7
Capitalized software costs	28.0	30.1
Environmental-related assets	22.2	22.2
Equity method investments	10.1	9.8
Other	26.9	29.1
Other non-current assets	$304.4	$316.5

NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET

	Useful life (in years)	March 31, 2020	December 31, 2019
Machinery and equipment	2 - 10	$1,103.0	$1,128.9
Buildings and improvements	5 - 40	268.3	279.3
Furniture, fixtures and office equipment	3 - 7	77.1	79.8
Construction work in progress		52.0	48.8
Land and improvements		32.0	33.3
Other		4.8	10.5
Plant, property and equipment, gross		1,537.2	1,580.6
Less: Accumulated depreciation		(1,025.7)	(1,049.1)
Plant, property and equipment, net		$511.5	$531.5

Depreciation expense of $20.5 and $20.2 was recognized in the three months ended March 31, 2020 and 2019, respectively.

During the first quarter of 2020, we recorded an impairment of $4.0 for a business within IP due to challenging economic conditions in the upstream oil and gas market combined with impacts associated with the COVID-19 pandemic. Long-lived assets of the business, with a carrying value of $14.0, primarily building and improvements, machinery and equipment, were reduced to their current estimated fair value of $10.0. Our current estimate of fair value, categorized within Level 3 of the fair value hierarchy, was determined based on a market approach estimating the net proceeds that would be received for the sale of the assets. Significant additional adverse changes to the economic environment and future cash flows of other businesses could cause us to record additional impairment charges in future periods, which may be material.
NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the three months ended March 31, 2020 by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2019	$293.6	$354.1	$279.5	$927.2
Adjustments to purchase price allocations	—	(2.5)	—	(2.5)
Foreign exchange translation	(3.2)	(6.4)	(0.7)	(10.3)
Goodwill - March 31, 2020	$290.4	$345.2	$278.8	$914.4

Adjustments to purchase price allocations is related to our 2019 acquisition of Rheinhütte Pumpen Group (Rheinhütte). Refer to Note 20, Acquisitions, for additional information.
Other Intangible Assets, Net
Information regarding our other intangible assets is as follows:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$161.6	$(91.8)	$69.8	$176.3	$(99.6)	$76.7
Proprietary technology	45.8	(20.4)	25.4	58.4	(28.1)	30.3
Patents and other	10.6	(8.0)	2.6	21.8	(13.0)	8.8
Finite-lived intangible total	218.0	(120.2)	97.8	256.5	(140.7)	115.8
Indefinite-lived intangibles	21.9	—	21.9	22.2	—	22.2
Other intangible assets	$239.9	$(120.2)	$119.7	$278.7	$(140.7)	$138.0

The challenging economic conditions caused by the global COVID-19 pandemic combined with a decline in the upstream oil and gas market are expected to result in a significant decline in revenue and negatively impact the profitability of a business within the IP segment. As a result, during the first quarter of 2020, we determined that certain intangible assets including an indefinite-lived trademark, customer relationships and proprietary technology would not be recoverable, resulting in an impairment of $12.3. Significant additional adverse changes to the economic environment and future cash flows of other businesses could cause us to record additional impairment charges in future periods, which may be material. In addition, we reclassified a trademark intangible asset with a net book value of $5, previously included within patents and other, to indefinite-lived intangibles as we have recently suspended our company re-branding project for the foreseeable future.

Amortization expense related to finite-lived intangible assets was $4.8 and $4.0 for the three months ended March 31, 2020 and 2019, respectively. Estimated amortization expense for each of the five succeeding years is as follows:

2020	$12.8
2021	16.3
2022	16.2
2023	14.4
2024	9.0
Thereafter	29.1

NOTE 13
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	March 31, 2020	December 31, 2019
Compensation and other employee-related benefits	$121.7	$145.4
Contract liabilities and other customer-related liabilities	68.5	74.6
Asbestos-related liability	86.3	86.0
Accrued income taxes and other tax-related liabilities	26.3	27.0
Operating lease liabilities	19.1	19.9
Accrued warranty costs	18.9	18.5
Environmental liabilities and other legal matters	16.8	17.9
Other	38.7	41.5
Accrued liabilities	$396.3	$430.8
Environmental liabilities	$52.4	$55.8
Operating lease liabilities	70.1	76.0
Compensation and other employee-related benefits	30.8	32.4
Deferred income taxes and other tax-related liabilities	24.6	24.0
Other	45.7	46.5
Other non-current liabilities	$223.6	$234.7

NOTE 14
DEBT

	March 31, 2020	December 31, 2019
Short-term loans	$384.5	$—
Commercial paper	—	84.2
Current maturities of long-term debt and finance leases	2.3	2.3
Short-term debt and current maturities of long-term debt	386.8	86.5
Long-term debt and finance leases	12.6	12.9
Total debt and finance leases	$399.4	$99.4

Short-term Loans
On November 25, 2014, we entered into a competitive advance and revolving credit facility agreement (the Revolving Credit Agreement) with a consortium of third party lenders including JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent. During 2019, we extended the Revolving Credit Agreement maturity date to November 25, 2022. The Revolving Credit Agreement provides for an aggregate principal amount of up to $500 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, (ii) competitive advance borrowing option which will be provided on an uncommitted competitive advance basis through an auction mechanism (the competitive advances), and (iii) letters of credit for a face amount up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments in minimum amounts of $10. Borrowings under the credit facility are available in U.S. dollars, Euros or British pound sterling. We are permitted to request that lenders increase the commitments under the facility by up to $200 for a maximum aggregate principal amount of $700, however this is subject to certain conditions and therefore may not be available to us.
The interest rate per annum on the Revolving Credit Agreement is based on the LIBOR rate of the currency we borrow in, adjusted for statutory reserve requirements, plus a margin of 1.1%. As of March 31, 2020, we had €350 outstanding ($384.5 as of March 31, 2020) under the credit facility, with an associated weighted average interest rate of 1.1% and varying maturity dates all within six months or less. As of December 31, 2019, we had no outstanding obligations under the credit facility. On April 3, 2020, we borrowed an additional €109 (approximately $118) with a weighted average interest rate of 1.1% and a maturity date of 6 months. There is also a 0.15% fee per annum applicable to the commitments under The Revolving Credit Agreement. The fees and margin are subject to adjustment should the Company’s credit ratings change.
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
On April 29, 2020, we entered into two 364-day term revolving credit agreements totaling $200 (the Incremental Revolving Credit Agreements) which provide the Company with additional liquidity in excess of the Revolving Credit Agreement. Borrowings are available in U.S. dollars and the interest rate per annum is based on the LIBOR rate, adjusted for statutory reserve requirements, plus a margin of up to 1.55%. The Incremental Revolving Credit Agreements are subject to fees of up to 0.35% per annum. The fees and margin are subject to adjustment should the Company’s credit ratings change. All other key provisions of the Incremental Revolving Credit Agreements mirror those of the Revolving Credit Agreement described above, including all covenants. In addition, the Incremental Revolving Credit Agreements did not violate any negative covenants associated with the existing Revolving Credit Agreement. There were no outstanding borrowings under the Incremental Revolving Credit Agreements as of the date of this report.
As of March 31, 2020, our interest coverage ratio and leverage ratios associated with short-term loans were within the prescribed thresholds. Additionally, we currently expect to remain within the prescribed thresholds until maturity.
Commercial Paper
There were no commercial paper borrowings outstanding as of March 31, 2020, due to the volatility of the commercial paper market as a result of the economic uncertainty related to the COVID-19 pandemic. Commercial paper outstanding as of December 31, 2019 was issued entirely through the Company’s euro program and had an associated weighted average interest rate of 0.05%. The outstanding commercial paper had maturity terms less than three months from the date of issuance.
Refer to the Liquidity section within “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional information on our overall funding and liquidity strategy.

NOTE 15
POSTRETIREMENT BENEFIT PLANS
The following table provides the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three months ended March 31, 2020 and 2019.

	2020			2019
For the Three Months Ended March 31	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$0.3	$0.2	$0.5	$0.4	$0.2	$0.6
Interest cost	2.3	0.7	3.0	3.1	1.0	4.1
Expected return on plan assets	(2.2)	—	(2.2)	(3.8)	—	(3.8)
Amortization of prior service (benefit) cost	—	(1.2)	(1.2)	0.2	(1.3)	(1.1)
Amortization of net actuarial loss	1.8	0.6	2.4	1.3	0.6	1.9
Total net periodic benefit cost	$2.2	$0.3	$2.5	$1.2	$0.5	$1.7

We made contributions to our global postretirement plans of $2.2 and $3.0 during the three months ended March 31, 2020 and 2019, respectively. We expect to make contributions of approximately $10 to $12 during the remainder of 2020, principally related to our other employee-related benefit plans.
Amortization from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss was $0.9 and $0.6, net of tax, during the three months ended March 31, 2020 and 2019, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.
U.S. Qualified Pension Plan Termination
On February 19, 2020, the Company’s Board of Directors conditionally authorized the termination of our U.S. qualified pension plan by offering lump sum distributions to certain participants and transferring the plan’s remaining benefit obligations to an insurance company through one or more group annuity contracts. The current projected benefit obligation is $290.2. Ultimate plan termination is subject to certain considerations, including regulatory review, interest rates and annuity pricing. If we proceed with the termination of the plan, the transaction is expected to occur in the second half of 2020 and would be funded with plan assets, $312.3 as of the end of the first quarter. Any additional funding, if necessary, would be made with cash. Our investment strategy was updated in 2019 to reduce risk by increasing the asset allocation to 100% fixed income and cash. At the time such a transaction were to close, an insurance company (or companies) would assume responsibility for paying and administering pension benefits that had been an obligation of the plan to plan participants and their beneficiaries. Upon transfer of the pension obligation, we expect to recognize a non-cash pension settlement charge of approximately $130 to $140 before tax, which includes recognition of the remaining pension losses, currently recorded in accumulated other comprehensive loss, and derecognition of the net assets of the plan. As a result of the plan transfer, the amount of benefits to be received by participants will not be impacted and will be protected by state guaranty associations.
NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses. The following table provides the components of LTIP costs for the three months ended March 31, 2020 and 2019.

For the Three Months Ended March 31	2020	2019
Equity-based awards	$2.5	$4.5
Liability-based awards	(0.6)	0.7
Total share-based compensation expense	$1.9	$5.2

The decline in share-based compensation expense for equity-based awards was driven by performance stock units which are evaluated each quarter to determine the likelihood of achieving certain performance targets. The decline in share-based compensation expense for liability-based awards is due to a decrease in ITT’s stock price. At March 31, 2020, there was $29.7 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.3 years. Additionally, unrecognized compensation cost related to liability-based awards was $1.6, which is expected to be recognized ratably over a weighted-average period of 2.1 years.

Year-to-Date 2020 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and vest on the completion of a three-year service period. During the three months ended March 31, 2020, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.2	$61.05
Performance stock units (PSUs)	0.1	$68.93

During the three months ended March 31, 2020 a nominal amount of non-qualified stock options were exercised resulting in proceeds of $0.1. During the three months ended March 31, 2019, 0.2 of non-qualified stock options were exercised resulting in proceeds of $5.1. During the three months ended March 31, 2020 and 2019, RSUs of 0.2 vested and were issued. During the three months ended March 31, 2020 and 2019, PSUs of 0.2 that vested on December 31, 2019 and 2018, respectively, were issued.
NOTE 17
CAPITAL STOCK
On October 27, 2006 (the 2006 Plan), our Board of Directors approved a three-year, $1 billion share repurchase program, which it modified in 2008 to make the term indefinite. On October 30, 2019 (the 2019 Plan), the Board of Directors approved a new indefinite term $500 share repurchase program. During the first quarter of 2020, we completed the 2006 Plan and commenced repurchases under the 2019 Plan. During the three months ended March 31, 2020 and 2019, we repurchased and retired 1.7 and 0.2 shares of common stock for $73.2 and $10.5, respectively, under these programs, including 1.4 shares and $61.9 in 2020 under the 2006 plan.
Separate from the share repurchase program, the Company repurchased 0.2 shares during the three months ended March 31, 2020 and 2019, respectively, for an aggregate price of $10.2 and $9.4, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs.
NOTE 18
ACCUMULATED OTHER COMPREHENSIVE LOSS

	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
December 31, 2019	$(133.3)	$(252.0)	$(385.3)
Net change during period	0.9	(51.3)	(50.4)
March 31, 2020	$(132.4)	$(303.3)	$(435.7)

December 31, 2018	$(131.6)	$(243.9)	$(375.5)
Net change during period	0.6	(2.4)	(1.8)
March 31, 2019	$(131.0)	$(246.3)	$(377.3)

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

Asbestos Matters
Subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of March 31, 2020, there were approximately 24 thousand pending claims against ITT subsidiaries, including Goulds Pumps LLC, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

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
Settlement Agreement
The Company periodically enters into settlement agreements with insurers to settle responsibility for insurance claims. Under the terms of the settlements, the insurers agree to a payment or specified series of payments to a Qualified Settlement Fund for past costs and/or agree to provide coverage for certain future asbestos claims on specified terms and conditions. In March 2020, we finalized a settlement agreement with a group of insurers to settle responsibility for claims under certain insurance policies for a lump sum payment of $66.4, resulting in a benefit of $52.5.

Asbestos-Related Benefit, Net
As part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent quantitative data available for the key inputs and assumptions, comparing the data to expectations on which the most recent annual liability and asset estimates were calculated. Based on this evaluation, the Company determined that no change in the estimate was warranted for the quarter ended March 31, 2020 other than the incremental accrual to maintain a rolling 10-year forecast period and the settlement agreement described above.
The following table provides a rollforward of the estimated asbestos liability and related assets for the three months ended March 31, 2020 and 2019.

	2020			2019
For the Three Months Ended March 31	Liability	Asset	Net	Liability	Asset	Net
Beginning balance	$817.6	$386.8	$430.8	$849.3	$376.7	$472.6
Asbestos provision(a)	14.5	2.7	11.8	15.7	3.1	12.6
Insurance settlement agreement	—	52.5	(52.5)	—	—	—
Net cash activity(a)	(27.3)	(21.2)	(6.1)	(20.1)	(10.2)	(9.9)
Ending balance	$804.8	$420.8	$384.0	$844.9	$369.6	$475.3
Current portion	$86.3	$67.2		$73.5	$67.1
Noncurrent portion	$718.5	$353.6		$771.4	$302.5

(a)	Includes certain administrative costs such as legal-related costs for insurance asset recoveries.
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
The following table provides a rollforward of the estimated environmental liability for the three months ended March 31, 2020 and 2019.

For the Three Months Ended March 31	2020	2019
Environmental liability - beginning balance	$61.9	$66.8
Change in estimates for pre-existing accruals:
Continuing operations	—	(0.1)
Discontinued operations	(1.6)	—
Payments	(1.6)	(2.6)
Foreign currency	(0.2)	(0.1)
Environmental liability - ending balance	$58.5	$64.0

Environmental-related assets, representing a qualified settlement fund and estimated recoveries from insurance providers and other third parties, were $22.2 and $23.4 as of March 31, 2020 and 2019, respectively.
We are currently involved with 28 active environmental investigation and remediation sites. At March 31, 2020, we have estimated the potential high-end liability range of environmental-related matters to be $105.3.
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
Matrix Composites, Inc. (Matrix)
On July 3, 2019, we completed the acquisition of 100% of the privately held stock of Matrix for a purchase price of $25.8, net of cash acquired. The transaction was funded from the Company’s cash. Matrix, a manufacturer of precision composite components within the aerospace and defense market, had 2018 revenue of approximately $12 with growth expected due to a ramp up in production on several next-generation aircraft engine platforms. Matrix has approximately 115 employees and is reported within the Connect & Control Technologies segment.
The final purchase prices for Rheinhütte and Matrix were allocated to net assets acquired and liabilities assumed based on their fair values as of the respective acquisition date, with the excess of the purchase price of $37.6 and $14.3 recorded as goodwill, respectively. Other intangibles identified for Rheinhütte include customer relationships, proprietary technology and trade names. Other intangibles assets for Matrix consist of customer relationships. The goodwill arising from these acquisitions is not expected to be deductible for income tax purposes.
Allocations of Purchase Price

	Rheinhütte	Matrix
Cash	$4.7	$0.5
Receivables	12.1	1.1
Inventory	15.2	1.8
Plant, property and equipment	19.9	2.9
Goodwill	37.6	14.3
Other intangible assets	15.2	8.5
Other assets	3.8	1.9
Accounts payable and accrued liabilities	(6.7)	(2.0)
Other liabilities	(5.3)	(2.7)
Net assets acquired	$96.5	$26.3

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
Our businesses share a common, repeatable operating model centered on our engineering capabilities. Each business applies its technology and engineering expertise to solve our customers’ most pressing challenges. Our applied engineering provides a valuable business relationship with our customers given the critical nature of their applications. This in turn provides us with unique insight to our customers’ requirements and enables us to develop solutions to assist our customers to achieve their business goals. Our technology and customer intimacy together produce opportunities to capture recurring revenue streams, aftermarket opportunities and long-lived platforms from original equipment manufacturers (OEMs).
Our product and service offerings are organized into three segments: Motion Technologies, Industrial Process, and Connect & Control Technologies. See Note 3, Segment Information, in this Report for a summary description of each segment. Additional information is also available in our 2019 Annual Report within Part I, Item 1, “Description of Business”.
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three months ended March 31, 2019, unless stated otherwise.
Impact of COVID-19 on our Business
On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19, governments throughout the world imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness.
While most of our businesses are deemed essential, these restrictions have created various challenges for our business, and ITT has maintained cross functional global crisis management teams to respond to the changing conditions. In the face of this unprecedented challenge posed by the COVID-19 pandemic, we are united in our focus on our three top priorities, the health of our people, the health of our business, and the health of our financials.
Health of our People
From the earliest signs of the outbreak, we have taken proactive, aggressive action to protect the health and safety of our employees, customers, partners and suppliers. We have created core crisis teams and enacted rigorous safety measures at all of our sites. These measures include enhanced cleaning protocols, temperature checks, and distribution of personal protective equipment. We also redesigned employee workspaces to apply social distancing rules and require working from home for those employees that are not essential to be physically present. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend, or as we deem necessary to keep our people safe.
Health of our Business
We anticipate a difficult and uniquely challenging year in the markets we serve. While we do not yet know how long this pandemic will last or how it will impact customer demand throughout the year, our ITT team has been working in close collaboration with our customers and suppliers to support them and to minimize disruptions within our supply chain. We continue to work hard to create value for our customers, striving to go above and beyond to be flexible and responsive to their needs. Additionally, with the anticipated continued reduction in demand, we are acting decisively to realign our operations and cost structure in this rapidly changing business environment. While any decision that impacts employees is always difficult, the additional actions that we are undertaking will help us continue to serve our customers in line with changing demand.

Health of our Financials
ITT entered 2020 with a strong balance sheet and liquidity position. We will continue to monitor developments and we have already taken proactive measures to enhance our liquidity and reduce costs to better navigate this uncertain environment and secure ITT’s future. Here are some of the liquidity and cost action highlights:
Liquidity:

•	$1.2 billion in liquidity as of May 1, 2020;

•	Fully drew down our $500 Revolving Credit Facility as of May 1, 2020;

•	Executed new 364-Day Revolving Credit Agreements totaling $200 on April 29, 2020;

•	108% funded status for U.S. pension plans as of March 31, 2020;

•	Investment grade balance sheet;

•	Executed $73 in discretionary share repurchases during the first quarter of 2020 and then suspended further activity; and

•	No planned change to our current dividend strategy at this time;
Cost Actions:

•	Implementing a $50 organizational-wide restructuring plan that is primarily focused on structural cost reductions with expected annualized pre-tax benefit of $70;

•	Salary reductions for the Chief Executive Officer and all other executives, and reduced compensation for Board of Directors;

•	Suspended the 401(k) match for certain U.S. employees;

•	$35 planned reduction in 2020 capital expenditures;

•	Supply chain and vendor renegotiations; and

•	Significant reduction in discretionary spending
We believe that these measures position ITT to confront the various impacts of the pandemic. However, the ultimate 2020 impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which cannot be predicted at this time. See Part II, Item 1A, Risk Factors, for an additional discussion of risk related to COVID-19.
Executive Summary
During the first quarter of 2020, we continued to focus on operational excellence and customer centricity while facing new and existing challenges. In addition to the various and far reaching impacts posed by the COVID-19 pandemic on the global economy, we also faced challenges due to delays in production from the Boeing 737 MAX, and continued weakness in the industrial markets. Although most of our manufacturing facilities saw little disruption due to COVID-19 during the first quarter, certain facilities in China and Europe were required by the local governments to enact temporary closures.
Our results for the first quarter are a testimony to the resilience of our diversified businesses and the resilience of our dedicated people. We have worked hard to focus on the needs of our customers, seizing opportunities for growth by growing market share, and continuing to drive operational improvements throughout the organization. The following table provides a summary of key performance indicators for the first quarter of 2020.

Summary of Key Performance Indicators for the First Quarter of 2020
Revenue	Segment Operating Income	Segment Operating Margin	EPS
$663	$78	11.7%	$0.95
5% Decrease	30% Decrease	420bp Decrease	19% Increase
Organic Revenue	Adjusted Segment Operating Income	Adjusted Segment Operating Margin	Adjusted EPS
$659	$96	14.5%	$0.80
5% Decrease	14% Decrease	170bp Decrease	12% Decrease
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliations between GAAP and non-GAAP metrics.

Our first quarter 2020 results include:

•
Revenue of $663.3 decreased $32.2 or 4.6% including $16.9 from our 2019 acquisitions of Rheinhütte and Matrix and unfavorable foreign exchange of $12.4. Organic revenue decreased 5.3%, driven by declines in transportation of 7% and industrial of 9%, which more than offset growth of 20% in oil and gas.

•
Segment operating income of $77.9 declined $32.6, or 29.5% which includes asset impairment charges of $16.3 related to a business within IP that primarily serves the global upstream oil and gas market and restructuring actions at CCT. Adjusted segment operating income declined $16.2, or 14.4%, and adjusted segment operating margin declined 170 basis points, primarily reflecting reduced sales volumes from weaker demand, disruption in our operations caused by the COVID-19 global pandemic, prior year government incentives, and unfavorable foreign exchange, partially offset by savings from productivity and cost containment actions.

•
Income from continuing operations of $0.95 per diluted share increased $0.15, due to a $53.3 increase in net asbestos benefit from a favorable insurance settlement of $66.4, partially offset by a decline in segment operating income, corporate restructuring costs, unfavorable investment returns, and higher income tax expense. Adjusted income from continuing operations was $0.80 per diluted share, reflecting a $0.11, or 12%, decrease from the prior year.

•
Cash flows from operations was $53.5, representing a 27% increase over the prior year driven by effective working capital management and a reduction in incentive compensation. These items were partially offset by a decline in segment operating performance as well as proceeds received of $9 from a prior year intellectual property settlement.

In terms of capital deployment, we repurchased $73 under our share repurchase program and declared dividends of $14.9 that were paid on April 1, 2020 immediately following the close of the first quarter.
2020 Outlook
For the remainder of 2020, we expect significant headwinds across all of our businesses due to the extraordinary uncertainty surrounding global markets as a result of the COVID-19 pandemic. We have already experienced some of these headwinds in our first quarter orders which declined 10% compared to the prior year. At MT, demand for OEM brake pads has declined significantly as automakers look to reduce production of new vehicles to align with decreasing consumer demand. At CCT, a reduction in global commercial air traffic has significantly reduced demand for aerospace OEM and aftermarket components and connectors. At IP, due to the recent decrease in oil and gas prices, we anticipate a future decline in customer expenditures. While facing declining demand, certain facilities have been required by local governments to temporarily close to prevent the spread of the virus. While some of these facilities have reopened in recent weeks, our production may not be at maximum capacity because of the decline in demand as well as the strict guidelines we have imposed to protect the health of our people. These headwinds will significantly impact our operating performance for the remainder of the year across all of our businesses.
At CCT, we are also experiencing continued production delays related to the Boeing 737 MAX and we cannot predict at this time when production will ramp up. The oil and gas market, which represents approximately 10% of total ITT revenue, is currently in the midst of an oversupply and reduced demand environment, and as a result oil prices have declined significantly. Major oil and gas companies are projecting significant cuts in their 2020 capital expenditure and maintenance spending. We entered 2020 with a strong backlog, and although first quarter revenue and orders were strong, we expect future orders to be negatively impacted. To date, we have not experienced any significant project cancellations at IP.
We are unable to predict how long these negative impacts will last for ITT, our customers and suppliers. Given these uncertainties, we expect to experience negative impacts to our operating cash flows due to lower segment operating income and negative impacts to working capital, primarily from reductions or delays in customer collections of receivables. For the remainder of 2020, our focus is to maintain the financial health of ITT, and we have identified new cost actions, including a global restructuring plan and aligning our production with the demand of our customers. We have also accessed additional liquidity and are closely monitoring our cash and working capital. We believe that these measures will best position ITT to power through this challenging period and position us for the future.

DISCUSSION OF FINANCIAL RESULTS
Three Months Ended March 31

	2020	2019	Change
Revenue	$663.3	$695.5	(4.6%)
Gross profit	209.4	218.8	(4.3%)
Gross margin	31.6%	31.5%	10	bp
Operating expenses	100.1	128.2	(21.9%)
Operating expense to revenue ratio	15.1%	18.4%	(330	)bp
Operating income	109.3	90.6	20.6%
Operating margin	16.5%	13.0%	350	bp
Interest and non-operating expenses (income), net	0.6	(0.5)	(220.0%)
Income tax expense	24.7	19.7	25.4%
Effective tax rate	22.7%	21.6%	110	bp
Income from continuing operations attributable to ITT Inc.	83.7	71.3	17.4%
Net income attributable to ITT Inc.	84.8	71.3	18.9%
REVENUE
The following tables illustrate the revenue derived from each of our segments for the three months ended March 31, 2020 and 2019.

For the Three Months Ended March 31	2020	2019	Change	Organic (Decline) Growth(a)
Motion Technologies	$297.9	$315.2	(5.5)%	(3.0)%
Industrial Process	227.3	215.7	5.4%	0.8%
Connect & Control Technologies	138.7	165.0	(15.9)%	(17.4)%
Eliminations	(0.6)	(0.4)
Total Revenue	$663.3	$695.5	(4.6)%	(5.3)%

(a)	See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Motion Technologies (MT)
MT revenue for the three months ended March 31, 2020 decreased $17.3, or 5.5%, which included unfavorable foreign currency translation impact of $7.8. Organic revenue decreased $9.5, or 3.0% driven primarily by a 5% decline in Friction sales due to a significant reduction in demand mainly in China and Europe resulting from COVID-19. While automotive sales softened globally, we significantly outperformed the global market in the first quarter of 2020. In addition, Wolverine sales declined 3% due to weakness in the global auto market. These declines were partially offset by sales growth of 5% at KONI & Axtone, primarily in the European and North American rail market.
Industrial Process (IP)
IP revenue for the three months ended March 31, 2020 increased $11.6, or 5.4%, which included revenue of $13.9 from our 2019 acquisition of Rheinhütte, and an unfavorable foreign currency translation impact of $4.0. Organic revenue for the three months ended March 31, 2020 increased $1.7, or 0.8%, driven by growth in pump projects. Revenue from pump projects grew 2% due to strength in oil and gas in the Middle East. Revenue from our short-cycle business was relatively flat as demand for aftermarket service in the Middle East and strength in baseline pumps was offset by weakness in valves of 20%.
The level of order and shipment activity at IP can vary significantly from period to period due to pump projects which are highly engineered, customized to customer needs, and typically have longer lead times. Total orders during three months ended March 31, 2020 were $229.5, an increase of 5% compared to prior year. Backlog as of March 31, 2020 was $391.7, a decrease of $3.7, or 0.9%, compared to December 31, 2019.

Connect & Control Technologies (CCT)
CCT revenue for the three months ended March 31, 2020 decreased $26.3, or 15.9%, which included revenue of $3.0 from our 2019 acquisition of Matrix, and an unfavorable foreign currency translation impact of $0.6. Organic revenue decreased $28.7, or 17.4% driven by declines in aerospace and defense, and industrial of 19% and 17%, respectively. The decline in aerospace and defense was primarily driven by further delays in production from Boeing’s 737 MAX, lower demand for aftermarket components due to a reduction in global commercial air traffic, and unfavorable timing of connector sales from defense programs. The decline in revenue from the industrial market was driven primarily by temporary plant closures in Europe and China and distributor destocking.
GROSS PROFIT
Gross profit for the three months ended March 31, 2020 and 2019 was $209.4 and $218.8, respectively, reflecting a gross margin of 31.6% and 31.5%, respectively. The increase in gross margin was primarily due to supply chain and productivity improvements and lower tariffs. These items were partially offset by unfavorable sales volume due to lower demand as a result of the COVID-19 pandemic and unfavorable product mix.
OPERATING EXPENSES

For the Three Months Ended March 31	2020	2019	Change
General and administrative expenses	$60.2	$51.9	16.0%
Sales and marketing expenses	41.6	40.2	3.5%
Research and development expenses	22.7	23.5	(3.4)%
Asbestos-related (benefit) costs, net	(40.7)	12.6	**
Asset impairment charges	16.3	—	100.0%
Total operating expenses	$100.1	$128.2	(21.9)%
Total Operating Expenses By Segment:
Motion Technologies	$36.2	$35.8	1.1%
Industrial Process	62.8	39.7	58.2%
Connect & Control Technologies	32.6	32.8	(0.6)%
Corporate & Other	(31.5)	19.9	(258.3)%
** Resulting percentage change not considered meaningful.
General and administrative (G&A) expenses for the three months ended March 31, 2020 increased $8.3, which includes incremental costs of $2.2 from our 2019 acquisitions of Rheinhütte and Matrix. Excluding these acquisitions, G&A expenses increased $6.1 driven by prior year government investments incentives of $3, unfavorable market returns on corporate life insurance assets of $2.1, and unfavorable foreign exchange of $1. These items were partially offset by a decline in incentive compensation.
Sales and marketing expenses for the three months ended March 31, 2020 increased $1.4, which includes incremental costs of $3.2 from our 2019 acquisitions of Rheinhütte and Matrix. Excluding these acquisitions, sales and marketing expenses decreased $1.8 primarily driven by cost reduction actions across all segments.
Research and development expenses for the three months ended March 31, 2020 decreased $0.8.
Asbestos-related benefit increased $53.3 during the three months ended March 31, 2020, primarily due to a $66.4 settlement agreement with a group of insurers. See Note 19, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.
Asset impairment charges during the three months ended March 31, 2020 are related to a business within IP that primarily serves the global upstream oil and gas market. See Note 11, Plant, Property and Equipment, net, and Note 12, Goodwill and Other intangible assets, net, to the Consolidated Condensed Financial Statements for further information. Significant additional adverse changes to the economic environment and future cash flows of other businesses could cause us to record additional impairment charges in future periods, which may be material.

OPERATING INCOME

For the Three Months Ended March 31	2020	2019	Change
Motion Technologies	$53.1	$60.9	(12.8)%
Industrial Process	8.9	22.2	(59.9)%
Connect & Control Technologies	15.9	27.4	(42.0)%
Segment operating income	77.9	110.5	(29.5)%
Asbestos-related benefit (costs), net	40.7	(12.6)	**
Other corporate costs	(9.3)	(7.3)	(27.4)%
Total corporate	31.4	(19.9)	(257.8)%
Total operating income	$109.3	$90.6	20.6%
Operating margin:
Motion Technologies	17.8%	19.3%	(150	)bp
Industrial Process	3.9%	10.3%	(640	)bp
Connect & Control Technologies	11.5%	16.6%	(510	)bp
Segment operating margin	11.7%	15.9%	(420	)bp
Consolidated operating margin	16.5%	13.0%	350	bp
** Resulting percentage change not considered meaningful.
MT operating income for the three months ended March 31, 2020 decreased $7.8, and had a margin decline of 150 basis points. The decline in operating income was driven by unfavorable pricing and mix, government investment incentives received in the prior year of $3, lower volumes of $2.9, operational disruptions caused by COVID-19, and unfavorable foreign currency impacts of $1. These items were partially offset by savings from supply chain, productivity and prior year restructuring actions and a reduction in tariffs.
IP operating income for the three months ended March 31, 2020 decreased $13.3, and had a margin decline of 640 basis points. The decline in operating income was driven by asset impairments of $16.3 related to a business that primarily serves the global upstream oil and gas market, as well as unfavorable foreign currency impacts of $3. These items were partially offset by savings from supply chain, productivity and prior year restructuring actions and improved project execution. In addition, favorable pricing was largely offset by mix.
CCT operating income for the three months ended March 31, 2020 decreased $11.5, and had a margin decline of 510 basis points, primarily driven by a decline in operating income of $15 from lower sales volumes and an increase in restructuring costs of $1.4. These items were partially offset by benefits from productivity, supply chain, and past restructuring actions. Additionally, higher commodity costs were partially offset by favorable pricing.
Other corporate costs for the three months ended March 31, 2020 increased $2.0 reflecting unfavorable market returns on corporate owned life insurance assets and higher restructuring costs, partially offset by lower incentive compensation costs.
INTEREST AND NON-OPERATING INCOME AND EXPENSES, NET

For the Three Months Ended March 31	2020	2019	Change
Interest and non-operating expenses (income), net	$0.6	$(0.5)	(220.0)%
The change during the three months ended March 31, 2020 was primarily due to an increase in pension-related expense as well as a decline in interest rates on cash and money market investments. In addition, we expect to incur incremental interest expense of approximately $2 through the maturity date of the approximately $500 of outstanding borrowings under our Revolving Credit Agreement. Additionally, we recently entered into two 364-day revolving credit agreements totaling $200 and may incur incremental interest expense based on future borrowings at a rate of LIBOR plus a margin of up to 1.55%.

U.S. Qualified Pension Plan Termination
On February 19, 2020, the Company’s Board of Directors conditionally authorized the termination of our U.S. qualified pension plan by offering lump sum distributions to certain participants and transferring the plan’s remaining benefit obligations to an insurance company through one or more group annuity contracts. If we proceed with the termination of the plan, the transaction is expected to occur in the second half of 2020 and would result in a non-cash pension settlement charge of approximately $130 to $140 before tax, which includes recognition of the remaining pension losses currently recorded in accumulated other comprehensive loss, and derecognition of the net assets of the plan.
INCOME TAX EXPENSE

For the Three Months Ended March 31	2020	2019	Change
Income tax expense	$24.7	$19.7	25.4%
Effective tax rate	22.7%	21.6%	110	bp
The higher effective tax rate during the first quarter of 2020 was primarily due to an increase in unbenefited tax losses in Germany partially offset by foreign exchange losses on distributions resulting in a tax benefit of $2.0.
In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. In addition, certain non-U.S. jurisdictions have also enacted similar measures. The Company is currently evaluating the impact of these measures on its consolidated financial statements. If these measures are determined to be applicable to the Company, they may result in cash refunds and an income tax benefit recorded in the Consolidated Statement of Operations.
Our financial condition and results of operations have been and are expected to continue to be adversely affected by the COVID-19 pandemic and the governmental and market reactions to COVID-19. The impacts on earnings have already and will continue to have an impact on the Company’s overall effective tax rate throughout the year.
LIQUIDITY
Funding and Liquidity Strategy
We monitor our funding needs and design and execute strategies to meet overall liquidity requirements, including the management of our capital structure, on both a short- and long-term basis. Significant factors that affect our overall management of liquidity include our cash flow from operations, credit ratings, the availability of commercial paper, access to bank lines of credit, term loans, and the ability to attract long-term capital on satisfactory terms. We assess these factors along with current market conditions on a continuous basis, and as a result, may alter the mix of our short- and long-term financing when it is advantageous to do so.
As a result of the COVID-19 global pandemic, we anticipate future unfavorable impacts to our cash flow from operations, which is the primary source of funding for our ongoing working capital needs. These negative impacts include, but are not limited to, lower revenues and orders from customer delays, missed or late deliveries due to disruptions in our global supply chain, delayed supplier deliveries, or the inability to procure supplier inputs at reasonable prices or at all, and customer bankruptcies or delays in customer receivable collections. We are unable to predict how long these negative impacts will last, therefore we have taken proactive measures to access additional liquidity. This includes accessing our existing Revolving Credit Agreement which had outstanding borrowings of $384.5 as of March 31, 2020, and approximately $500 as of the date of this report. We also subsequently secured two 364-day revolving credit agreements totaling $200 on April 29, 2020 to further enhance our liquidity position. Additionally, we are taking a proactive approach to preserve cash by renegotiating contracts with vendors where possible, as well as applying aggressive cost savings measures to limit discretionary spending and reduce our cost structure going forward. The Company is also evaluating the various global governmental programs instituted in response to COVID-19, including the CARES Act in the U.S., to further maximize our liquidity. The CARES Act and various global programs in the jurisdictions in which we operate generally provide for deferrals of tax payments, employee retention credits, workforce incentives, as well as incentive financing programs backed by governmental agencies. As of March 31, 2020, we have not incurred any borrowings under any governmental loan programs, but may pursue such financings in the future as an additional source of liquidity.
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We plan to continue to transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. The passage of the U.S. Tax Cuts and Jobs Act of 2017 (Tax Act) in 2017 provided greater flexibility around our global cash management strategy related to the amount and timing of transfers, and we will continue to support growth and expansion in markets outside of the U.S. through the development of products, increased capital spending, and potential foreign acquisitions. Net cash distributions from foreign countries to the U.S. during the three months ended March 31, 2020 was $270.2, and through the date of this report was $387.7. During the year ended December 31, 2019, we had net cash distributions from foreign countries to the U.S. of $11.4. The timing and amount of any additional future distributions remains under evaluation based on our jurisdictional cash needs.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2020, we declared dividends of $0.169 per share for shareholders of record on March 16, 2020. The dividend declared in 2020 of $14.9 was a 15.5% increase from the dividend declared in 2019.
During the first quarter of 2020, we completed our $1 billion share repurchase plan approved in 2006 and commenced repurchases under the recently approved $500 share repurchase plan (the 2019 Plan). During the three months ended March 31, 2020 and 2019, we repurchased and retired 1.7 and 0.2 shares of common stock for $73.2 and $10.5, respectively, under our share repurchase plan. As part of our COVID-19 response, we are temporarily suspending additional share repurchase activity. Separate from our share repurchase plans, the Company repurchased 0.2 shares during both the three months ended March 31, 2020 and 2019, respectively, for an aggregate price of $10.2 and $9.4, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs. All repurchased shares are canceled immediately following the repurchases.
Revolving Credit Agreements
Our $500 revolving credit agreement (the Revolving Credit Agreement) provides for increases of up to $200 for a possible maximum total of $700 in aggregate principal amount. These increased commitments are subject to certain conditions and therefore may not be available to us. The Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. As of March 31, 2020, outstanding borrowings under the Revolving Credit Agreement were €350 euro ($384.5 as of March 31, 2020) with a weighted average interest rate of 1.1% and varying maturity dates all within six months or less. On April 3, 2020, we borrowed an additional €109 euros (approximately $118) with a weighted average interest rate of 1.1% that matures in six months, for total borrowings of approximately $500. The provisions of the Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined therein, of at least 3.0 and a leverage ratio, as defined therein, of not more than 3.0. In the event of a ratings downgrade of the Company to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the Revolving Credit Agreement. The Revolving Credit Agreement matures in November 2022.
On April 29, 2020, we entered into two 364-day revolving credit agreements totaling $200 (the Incremental Revolving Credit Agreements) which provide the Company with additional liquidity in excess of the Revolving Credit Agreement. The interest rate per annum is based on the LIBOR rate, adjusted for statutory reserve requirements, plus a margin of up to 1.55%. The provisions of the Incremental Revolving Credit Agreements mirror those of the Revolving Credit Agreement, including all covenants. In addition, the Incremental Revolving Credit Agreements did not violate any negative covenants associated with the existing Revolving Credit Agreement. There were no outstanding borrowings under the Incremental Revolving Credit Agreements as of the date of this Report.
As of March 31, 2020, our interest coverage ratio and leverage ratios associated with our revolving credit agreements were within the prescribed thresholds. Additionally, we currently expect to remain within the prescribed thresholds until maturity.

Commercial Paper
Due to the current COVID-19 pandemic outbreak, global commercial paper markets have been less available as an immediate source of liquidity. When available and economically feasible, we access the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding. As of March 31, 2020, we had no outstanding commercial paper borrowings.
See Note 14, Debt, to the Consolidated Condensed Financial Statements for further information.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations, for the three months ended March 31, 2020 and 2019.

For the Three Months Ended March 31	2020	2019
Operating activities	$53.5	$42.1
Investing activities	(26.2)	(28.8)
Financing activities	212.0	(21.0)
Foreign exchange	(11.7)	0.7
Total net cash provided by (used in) continuing operations	227.6	(7.0)
Net cash provided by (used in) discontinued operations	0.2	(0.4)
Net change in cash and cash equivalents	$227.8	$(7.4)
Operating Activities
The increase in net cash provided by operating activities was driven by favorable working capital due to collections from customers and a reduction in incentive compensation payments. These items were partially offset by a decline in segment operating income of approximately $14, after adjustments for non-cash charges, such as depreciation and amortization, and as well as proceeds received in the prior year of $9 related to an intellectual property settlement.
As a result of the COVID-19 global pandemic, we may experience a negative impact to our working capital in future periods related to the challenging global economic environment. Collecting from customers will become increasingly difficult the longer the COVID-19 pandemic continues.
Investing Activities
The decrease in net cash used in investing activities was driven by a decline in capital expenditures of $7.0, partially offset by $4.7 in additional payments related to our 2019 acquisition of Rheinhütte.
As a result of the COVID-19 global pandemic, we have implemented various cost savings measures and as a result, we expect a reduction in capital expenditures of $35 in 2020.
Financing Activities
The increase in net cash from financing activities was driven by new borrowings under our Revolving Credit Agreement of $378.3, along with a decline in dividends paid of $13.0. These were partially offset by the repayments of $82.7 in Commercial Paper and an increase in repurchases of ITT common stock of $63.5.
Subsequent to the end of the first quarter of 2020, we borrowed approximately $118 against our Revolving Credit Agreement and entered into two 364-day revolving credit agreements totaling $200.
Discontinued Operations
The change in net cash from discontinued operations was primarily driven by tax-related reimbursements from a former subsidiary.

Asbestos
Based on the estimated undiscounted asbestos liability as of March 31, 2020 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 52% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers and our expectation that certain insurance policies will exhaust within the next 10 years. In the 10th year of our estimate, our insurance recoveries are currently projected to be approximately 30%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at March 31, 2020.
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
Although asbestos cash outflows can vary significantly from year to year, our current net cash outflows for defense and indemnity, net of tax benefits, are projected to average $10 to $20 over the next five years and increase to an average of approximately $35 to $45 per year over the remainder of the projection period as certain insurance coverage is exhausted. Net cash outflows for defense and indemnity, net of tax, averaged $20 over the past three annual periods. Total net asbestos cash outflows also include certain administrative costs, such as legal-related costs for insurance recovery strategies not included in the defense and indemnity projections.
In light of the variables and uncertainties inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries, while it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe that there is a reasonable basis for estimating the number of future claims, the nature of future claims, or the cost to resolve future claims for years beyond the next 10 years at this time. Accordingly, no liability or related asset has been recorded for any costs that may be incurred for claims asserted subsequent to 2030.
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

KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews a variety of key performance indicators including revenue, segment operating income and margins, earnings per share, and backlog, some of which are calculated other than in accordance with accounting principles generally accepted in the United States of America (GAAP). In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions, dividends, and share repurchases. Some of these metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures, to be key performance indicators, which may not be comparable to similarly titled measures reported by other companies.

•
“Organic revenue” is defined as revenue, excluding the impacts of foreign currency fluctuations, acquisitions, and divestitures that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Management believes that reporting organic revenue provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. A reconciliation of revenue to organic revenue for the three months ended March 31, 2020 is provided below.

Three Months Ended March 31	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2020 Revenue	$297.9	$227.3	$138.7	$(0.6)	$663.3
Acquisitions	—	(13.9)	(3.0)	—	(16.9)
Foreign currency translation	7.8	4.0	0.6	—	12.4
2020 Organic revenue	$305.7	$217.4	$136.3	$(0.6)	$658.8
2019 Revenue	$315.2	$215.7	$165.0	$(0.4)	$695.5
Organic (decline) growth	(9.5)	1.7	(28.7)	(0.2)	(36.7)
Percentage change	(3.0)%	0.8%	(17.4)%		(5.3)%

•
“Adjusted operating income” and “Adjusted segment operating income” are defined as operating income, adjusted to exclude special items that include, but are not limited to, asbestos-related impacts, restructuring, realignment, certain asset impairment charges, certain acquisition-related impacts, and unusual or infrequent operating items. Special items represent significant charges or credits that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. “Adjusted operating margin” and “Adjusted segment operating margin” are defined as adjusted operating income or adjusted segment operating income divided by revenue. We believe that these financial measures are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.

A reconciliation of operating income to adjusted operating income for the three months ended March 31, 2020 and 2019 is provided below.

Three Months Ended March 31, 2020	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income	$53.1	$8.9	$15.9	$77.9	$31.4	$109.3
Asbestos-related benefit, net	—	—	—	—	(40.7)	(40.7)
Asset impairment charges(a)	—	16.3	—	16.3	—	16.3
Restructuring costs	—	0.1	1.5	1.6	1.5	3.1
Acquisition-related expenses	—	0.3	0.1	0.4	—	0.4
Realignment costs and other	—	—	—	—	0.3	0.3
Adjusted operating income (loss)	$53.1	$25.6	$17.5	$96.2	$(7.5)	$88.7
Adjusted operating margin	17.8%	11.3%	12.6%	14.5%		13.4%

Three Months Ended March 31, 2019	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income	$60.9	$22.2	$27.4	$110.5	$(19.9)	$90.6
Asbestos-related costs, net	—	—	—	—	12.6	12.6
Restructuring costs	0.7	0.3	0.1	1.1	—	1.1
Realignment costs and other(b)	—	0.5	0.3	0.8	(0.3)	0.5
Adjusted operating income (loss)	$61.6	$23.0	$27.8	$112.4	$(7.6)	$104.8
Adjusted operating margin	19.5%	10.7%	16.8%	16.2%		15.1%

(a)	Asset impairment charges in 2020 are related to a business within IP that primarily serves the global upstream oil and gas market.

(b)
Realignment costs and other in 2019 include management reorganization costs at IP, costs associated with a resolved DOJ civil matter at CCT, and income associated with the sale of excess property at Corporate.

•
“Adjusted income from continuing operations” is defined as income from continuing operations attributable to ITT Inc. adjusted to exclude special items that include, but are not limited to, asbestos-related impacts, restructuring, realignment, certain asset impairment charges, pension termination and settlement impacts, certain acquisition-related impacts, income tax settlements or adjustments, and unusual or infrequent items. Special items represent significant charges or credits, on an after-tax basis, that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. The after-tax basis of each special item is determined using the jurisdictional tax rate of where the expense or benefit occurred. “Adjusted income from continuing operations per diluted share” (Adjusted EPS) is defined as adjusted income from continuing operations divided by diluted weighted average common shares outstanding. We believe that adjusted income from continuing operations and adjusted EPS are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.

A reconciliation of income from continuing operations to adjusted income from continuing operations, for the three months ended March 31, 2020 and 2019 is provided below.

For the Three Months Ended March 31	2020	2019
Income from continuing operations attributable to ITT Inc.	$83.7	$71.3
Net asbestos-related (benefit) costs, net of tax expense (benefit) of $8.9 and ($3.0), respectively	(31.8)	9.6
Asset impairment charges, net of tax benefit of $0.1 and $0.0, respectively(a)	16.2	—
Restructuring costs, net of tax benefit of $0.8, and $0.3, respectively	2.3	0.8
Acquisition-related costs, net of tax benefit of $0.0 and $0.0, respectively	0.4	—
Tax-related special items(b)	(2.0)	(1.1)
Realignment costs and other, net of tax benefit of $0.4 and $0.1, respectively(c)	1.3	0.4
Adjusted income from continuing operations	$70.1	$81.0
Income from continuing operations attributable to ITT Inc. per diluted share (EPS)	$0.95	$0.80
Adjusted EPS	$0.80	$0.91

(a)	Asset impairment charges in 2020 are related to a business within IP that primarily serves the global upstream oil and gas market.

(b)
Tax-related special items during the first quarter of 2020 relate to impacts from a valuation allowance. Tax-related special items during the first quarter of 2019 primarily relate to the release of a valuation allowance and excess tax benefits related to stock compensation, partially offset by tax expense on undistributed foreign earnings.

(c)
Realignment costs and other during the first quarter of 2020 primarily relate to costs associated with the termination of U.S. Qualified pension plan at Corporate. Realignment costs and other during the first quarter of 2019 primarily relate to a management reorganization at IP.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of ITT’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the Consolidated Condensed Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Annual Report describes the critical accounting estimates that are used in the preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes concerning ITT’s critical accounting estimates as described in our 2019 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2019 Annual Report, other than those mentioned below.
Interest Rate Exposures
As of March 31, 2020, our outstanding variable rate debt was $384.5. We estimate that a hypothetical increase in interest rates of 100 basis points would result in approximately $4 of additional annual interest expense based on current borrowing levels.
ITEM 4. CONTROLS AND PROCEDURES
The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. In addition, we have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to the variables and uncertainties inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries. As of March 31, 2020, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $804.8, including expected legal fees, and an associated asset of $420.8 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $384.0.
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
ITEM 1A. RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2019 Annual Report, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report, other than those noted below.
Our financial condition and results of operations may be adversely affected by the COVID-19 pandemic and the governmental and market reactions to COVID-19.
The recent pandemic outbreak of COVID-19 has surfaced in nearly all regions around the world. The COVID-19 pandemic and the resulting measures by federal, state and local governments to contain the outbreak have caused, and continue to cause, significant disruptions in our businesses and in global markets where we operate. These disruptions may have a material adverse effect on our financial condition and results of operations due to, among other potential events and circumstances, the occurrence of the following:

•
partial or full closure of our offices or manufacturing facilities, either voluntarily or in response to government mandates, including as a result of an outbreak of COVID-19 that directly effects our workforce;

•
lower production capacity and labor productivity due to employee illness, loss of key personnel, increased absenteeism, inability to travel, or the implementation of government mandated or voluntary preventative measures such as reductions in operating hours;

•	reduced sales related to decreased customer demand and spending, order push-outs, order cancellations or unfavorable pricing dynamics;

•	missed or late deliveries due to disruptions in our global supply chain, delayed supplier deliveries, or the inability to procure supplier inputs at reasonable prices or at all;

•	delays in collections or an inability to collect on customer receivables;

•	customer or supplier bankruptcy;

•	liquidity challenges including an inability to pay suppliers and vendors;

•	difficulty accessing capital markets;

•	increasing indebtedness due to our need to increase borrowing to fund operations during a period of reduced revenue; and

•	delays in capital investments or research and development.
At this time, we cannot predict the duration or magnitude of the COVID-19 pandemic, the various governmental containment measures or the resulting disruptions to our markets and our business. The longer the pandemic continues, the more likely that the foregoing risks will be realized and that other negative impacts on our business will occur, including some that we are not currently able to predict.
Our business is impacted by our customers’ levels of capital investment and maintenance expenditures, particularly in the oil and gas, chemical, and mining markets.
Demand for certain industrial products and services depends on the level of capital investment and planned maintenance expenditures of our customers. Our customers’ levels of capital expenditures depend, in turn, on general economic conditions, availability of credit, economic conditions within their respective industries and expectations of future market behavior. Additionally, volatility in commodity prices can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. The ability of our customers to finance capital investment and maintenance may also be affected by factors independent of the conditions in their industries, such as the condition of global credit and capital markets.
The businesses of many of our customers, particularly those in the oil and gas, chemical, and mining industries, which represented approximately 10%, 9%, and 3%, respectively, of our 2019 revenue, are to varying degrees cyclical and have experienced, and may in the future experience, periodic downturns of varying severity. For example, the volatility of the oil and gas market has generally been dependent upon the prevailing view of future gas and oil prices, which are influenced by numerous supply and demand factors, including availability and cost of capital, global and domestic economic conditions, environmental regulations, policies of OPEC countries and Russia, and other factors. Recent actions by Saudi Arabia and Russia and the COVID-19 pandemic have caused a worldwide oversupply in oil and gas, resulting in significant reductions in oil and gas prices. Our customers in these industries, particularly those whose demand for our products and services is primarily profit-driven, historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. Additionally, fluctuating energy demand forecasts and commodity pricing and other macroeconomic factors may cause our customers to be more conservative in their capital planning, which could reduce demand for our products and services. Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in our industry. These factors could have a material adverse effect on our business, results of operations and financial condition.
Additionally, some of our customers may choose to postpone capital investment and maintenance, even during favorable conditions in their industries or markets, which could lead to the delay or cancellation of orders. Despite these favorable conditions, the general health of global credit and capital markets and our customers’ ability to access such markets may significantly impact investments in large capital projects, as well as necessary maintenance and upgrades. In addition, the liquidity and financial position of our customers, which are typically directly linked to the economies in which they operate, could impact capital investment decisions and their ability to pay in full and/or on a timely basis. Any of these factors, whether individually or in the aggregate, could have a material adverse effect on our customers and, in turn, our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer and affiliated purchasers

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED(1)	AVERAGE PRICE PAID PER SHARE(2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(3)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(3)
1/1/2020 - 1/31/2020	—	$—	—	$561.9
2/1/2020 - 2/29/2020	—	$—	—	$561.9
3/1/2020 - 3/31/2020	1.9	$44.09	1.7	$488.7

(1)	Includes shares purchased in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs.

(2)	Average price paid per share is calculated on a settlement basis and includes commissions.

(3)
On October 27, 2006 (the 2006 Plan), our Board of Directors approved a three-year, $1 billion share repurchase program, which it modified in 2008 to make the term indefinite. On October 30, 2019 (the 2019 Plan), the Board of Directors approved a new indefinite term $500 share repurchase program. During the first quarter of 2020, we completed the 2006 Plan and commenced repurchases under the 2019 Plan. We intend to utilize the program in a manner that is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were €2.2 euros and €1.5 euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of €1.3 euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through March 31, 2020, however, Bornemann did pay fees of approximately €3 thousand euros during the three months ended March 31, 2020 and approximately €11 thousand euros during 2019 to the German financial institution which is maintaining the Bond.
Amended and Restated By-laws
On April 29, 2020, the Board of Directors of the Company adopted Amended and Restated By-laws (the By-laws) to provide that meetings of the Company’s shareholders may be conducted solely by means of remote communication, as permitted by the Indiana Business Corporation Law. The By-laws are effective immediately and supersede the previously existing Amended and Restated By-laws, which took effect on May 23, 2018.
The foregoing summary is qualified in its entirety by reference to the full text of the Bylaws, which is attached as Exhibit 3.2, and is incorporated herein by reference.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

(3.2)	Amended and Restated By-laws of ITT Inc., effective as of April 29, 2020

(10.1)*	Form of 2020 Performance Unit Award Agreement

(10.2)*	Form of 2020 Restricted Stock Unit Agreement

(10.3)*	Amendment to the ITT Consolidated Hourly Pension Plan, dated as of February 19, 2020

(10.4)*	ITT Deferred Compensation Plan for Non-Employee Directors, amended and restated as of December 31, 2019

(10.5)	Credit Agreement, dated as of April 29, 2020, between ITT Inc. and U.S. Bank National Association

(10.6)	Credit Agreement, dated as of April 29, 2020, between ITT Inc. and BNP Paribus

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Condensed Financial Statements, and (vii) Cover Page

(104)	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101).
* Management compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ John Capela
John Capela
Chief Accounting Officer
(Principal Accounting Officer)
May 1, 2020