Form 10-Q
period 2020-06-30
ITT Inc.
filed 2020-07-31
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of July 29, 2020, there were 86.4 million shares of common stock ($1 par value per share) of the issuer outstanding.

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
Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:
•impacts on our business due to the COVID-19 pandemic, including disruptions to our operations and demand for our products, increased costs, disruption of supply chain and other constraints in the availability of key commodities and other necessary services, government-mandated site closures, employee illness or loss of key personnel, the impact of travel restrictions and stay-in-place restrictions on our business and workforce, customer and supplier bankruptcies, impacts to the global economy and financial markets, and liquidity challenges in accessing capital markets;
•uncertain global economic and capital markets conditions, including due to COVID-19, trade disputes between the U.S. and its trading partners, and fluctuations in oil prices;
•uncertainties regarding our exposure to pending and future asbestos claims and related liabilities and insurance recoveries;
•risks due to our operations and sales outside the U.S. and in emerging markets;
•fluctuations in foreign currency exchange rates;
•fluctuations in customers’ levels of capital investment and maintenance expenditures, especially in the oil and gas, chemical, and mining markets, or changes in our customers’ anticipated production schedules, such as shifts in the production of Boeing’s 737 MAX;
•failure to compete successfully in our markets;
•the extent to which there are quality problems with respect to manufacturing processes or finished goods;
•failure to integrate acquired businesses or achieve expected benefits from such acquisitions;
•risks related to government contracting, including changes in levels of government spending and regulatory and contractual requirements applicable to sales to the U.S. government;
•volatility in raw material prices and our suppliers’ ability to meet quality and delivery requirements;

•failure to manage the distribution of products and services effectively;
•loss of or decrease in sales from our most significant customers;
•fluctuations in our effective tax rate;
•failure to retain existing senior management, engineering and other key personnel and attract and retain new qualified personnel;
•failure to protect our intellectual property rights or violations of the intellectual property rights of others;
•the risk of material business interruptions, particularly at our manufacturing facilities;
•the risk of cybersecurity breaches;
•changes in laws relating to the use and transfer of personal and other information;
•failure of portfolio management strategies, including cost-saving initiatives, to meet expectations;
•changes in environmental laws or regulations, discovery of previously unknown or more extensive contamination, or the failure of a potentially responsible party to perform;
•failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, export controls and trade sanctions, including recently announced tariffs;
•risk of product liability claims and litigation; and
•risk of liabilities from past divestitures and spin-offs.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months		Six Months
For the Periods Ended June 30	2020	2019	2020	2019
Revenue	$514.7	$719.9	$1,178.0	$1,415.4
Costs of revenue	351.1	487.9	805.0	964.6
Gross profit	163.6	232.0	373.0	450.8
General and administrative expenses	44.6	62.6	101.7	113.4
Sales and marketing expenses	35.7	42.7	77.3	82.9
Research and development expenses	18.9	25.8	41.6	49.3
Asbestos-related costs (benefit), net	16.0	11.8	(24.7)	24.4
Restructuring costs	27.9	3.1	31.0	4.2
Asset impairment charges	—	—	16.3	—
Operating income	20.5	86.0	129.8	176.6
Interest and non-operating expenses (income), net	2.2	(0.4)	2.8	(0.9)
Income from continuing operations before income tax expense	18.3	86.4	127.0	177.5
Income tax (benefit) expense	(28.1)	19.3	(3.4)	39.0
Income from continuing operations	46.4	67.1	130.4	138.5
Income (loss) from discontinued operations, net of tax expense of $0.3, $0.0, $0.7 and $0.0, respectively	1.6	(0.1)	2.7	(0.1)
Net income	48.0	67.0	133.1	138.4
Less: Income attributable to noncontrolling interests	—	0.2	0.3	0.3
Net income attributable to ITT Inc.	$48.0	$66.8	$132.8	$138.1

Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$46.4	$66.9	$130.1	$138.2
Income from discontinued operations, net of tax	1.6	(0.1)	2.7	(0.1)
Net income attributable to ITT Inc.	$48.0	$66.8	$132.8	$138.1

Earnings per share attributable to ITT Inc.:
Basic:
Continuing operations	$0.54	$0.76	$1.50	$1.58
Discontinued operations	0.02	—	0.03	—
Net income	$0.56	$0.76	$1.53	$1.58
Diluted:
Continuing operations	$0.53	$0.75	$1.49	$1.56
Discontinued operations	0.02	—	0.03	—
Net income	$0.55	$0.75	$1.52	$1.56
Weighted average common shares – basic	86.3	87.8	87.0	87.7
Weighted average common shares – diluted	86.8	88.7	87.6	88.6
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the statements of operations.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months		Six Months
For the Periods Ended June 30	2020	2019	2020	2019
Net income	$48.0	$67.0	$133.1	$138.4
Other comprehensive income (loss):
Net foreign currency translation adjustment	2.1	5.3	(49.2)	2.9
Net change in postretirement benefit plans, net of tax benefits of $0.3, $0.2, $0.6 and $0.4, respectively	0.9	0.5	1.8	1.1
Other comprehensive income (loss)	3.0	5.8	(47.4)	4.0
Comprehensive income	51.0	72.8	85.7	142.4
Less: Comprehensive income attributable to noncontrolling interests	—	0.2	0.3	0.3
Comprehensive income attributable to ITT Inc.	$51.0	$72.6	$85.4	$142.1
Disclosure of reclassification adjustments to postretirement benefit plans
Reclassification adjustments (see Note 15):
Amortization of prior service benefit, net of tax expense of $(0.3), $(0.2), $(0.6) and $(0.5), respectively	$(1.0)	$(0.9)	$(1.9)	$(1.7)
Amortization of net actuarial loss, net of tax benefits of $0.6, $0.4, $1.2 and $0.9, respectively	1.9	1.4	3.7	2.8
Net change in postretirement benefit plans, net of tax	$0.9	$0.5	$1.8	$1.1
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the statements of comprehensive income.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$819.1	$612.1
Receivables, net	463.2	578.4
Inventories, net	384.6	392.9
Other current assets	159.9	153.4
Total current assets	1,826.8	1,736.8
Plant, property and equipment, net	505.4	531.5
Goodwill	920.3	927.2
Other intangible assets, net	115.9	138.0
Asbestos-related assets	319.4	319.6
Deferred income taxes	161.4	138.1
Other non-current assets	302.1	316.5
Total non-current assets	2,324.5	2,370.9
Total assets	$4,151.3	$4,107.7
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$247.5	$86.5
Accounts payable	271.0	332.4
Accrued liabilities	429.1	430.8
Total current liabilities	947.6	849.7
Asbestos-related liabilities	717.9	731.6
Postretirement benefits	212.9	213.9
Other non-current liabilities	217.9	234.7
Total non-current liabilities	1,148.7	1,180.2
Total liabilities	2,096.3	2,029.9
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 86.3 shares and 87.8 shares, respectively	86.3	87.8
Retained earnings	2,398.2	2,372.4
Total accumulated other comprehensive loss	(432.7)	(385.3)
Total ITT Inc. shareholders’ equity	2,051.8	2,074.9
Noncontrolling interests	3.2	2.9
Total shareholders’ equity	2,055.0	2,077.8
Total liabilities and shareholders’ equity	$4,151.3	$4,107.7
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the balance sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Six Months Ended June 30	2020	2019
Operating Activities
Income from continuing operations attributable to ITT Inc.	$130.1	$138.2
Adjustments to income from continuing operations:
Depreciation and amortization	54.5	53.0
Equity-based compensation	5.8	8.4
Asbestos-related (benefit) costs, net	(24.7)	24.4
Asset impairment charges	16.3	—
Other non-cash charges, net	23.5	15.6
Asbestos-related payments, net	(7.6)	(15.8)
Changes in assets and liabilities:
Change in receivables	97.2	(52.9)
Change in inventories	2.0	(27.4)
Change in accounts payable	(62.3)	11.4
Change in accrued expenses	5.7	(28.1)
Change in income taxes	(17.5)	3.7
Other, net	(19.9)	(29.4)
Net Cash – Operating activities	203.1	101.1
Investing Activities
Capital expenditures	(34.3)	(45.8)
Acquisitions, net of cash acquired	(4.7)	(87.3)
Other, net	1.9	0.8
Net Cash – Investing activities	(37.1)	(132.3)
Financing Activities
Commercial paper, net borrowings	51.0	33.7
Short-term revolving loans, borrowings	495.8	—
Short-term revolving loans, repayments	(406.2)	—
Long-term debt, issued	—	7.1
Long-term debt, repayments	(1.2)	(2.0)
Repurchase of common stock	(83.7)	(20.0)
Proceeds from issuance of common stock	0.1	8.3
Dividends paid	(14.6)	(26.1)
Other, net	—	(0.6)
Net Cash – Financing activities	41.2	0.4
Exchange rate effects on cash and cash equivalents	(0.2)	0.6
Net Cash – Operating activities of discontinued operations	0.1	1.2
Net change in cash and cash equivalents	207.1	(29.0)
Cash and cash equivalents – beginning of year (includes restricted cash of $0.8 and $1.0, respectively)	612.9	562.2
Cash and cash equivalents – end of period (includes restricted cash of $0.9 and $1.3, respectively)	$820.0	$533.2
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$1.2	$1.7
Income taxes, net of refunds received	$10.7	$33.7
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)

December 31, 2019	87.8	$87.8	$2,372.4	$(385.3)	$2.9	$2,077.8

Net income	—	—	84.8	—	0.3	85.1
Activity from stock incentive plans	0.4	0.4	2.2	—	—	2.6
Share repurchases	(1.9)	(1.9)	(81.5)	—	—	(83.4)
Cumulative adjustment for accounting change	—	—	(1.2)	—	—	(1.2)
Dividends declared ($0.169 per share)	—	—	(14.9)	—	—	(14.9)
Total other comprehensive loss, net of tax	—	—	—	(50.4)	—	(50.4)
March 31, 2020	86.3	$86.3	$2,361.8	$(435.7)	$3.2	$2,015.6

Net income	—	—	48.0	—	—	48.0
Activity from stock incentive plans	—	—	3.3	—	—	3.3
Share repurchases	—	—	(0.3)	—	—	(0.3)
Dividends declared ($0.169 per share)	—	—	(14.6)	—	—	(14.6)
Total other comprehensive income, net of tax	—	—	—	3.0	—	3.0
June 30, 2020	86.3	$86.3	$2,398.2	$(432.7)	$3.2	$2,055.0

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)

December 31, 2018	87.6	$87.6	$2,110.3	$(375.5)	$2.5	$1,824.9

Net income	—	—	71.3	—	0.1	71.4
Activity from stock incentive plans	0.6	0.6	8.9	—	—	9.5
Share repurchases	(0.4)	(0.4)	(19.5)	—	—	(19.9)
Dividends declared ($0.147 per share)	—	—	(12.9)	—	—	(12.9)
Total other comprehensive loss, net of tax	—	—	—	(1.8)	—	(1.8)
Other	—	—	—	—	0.1	0.1
March 31, 2019	87.8	$87.8	$2,158.1	$(377.3)	$2.7	$1,871.3

Net income	—	—	66.8	—	0.2	67.0
Activity from stock incentive plans	0.1	0.1	7.1	—	—	7.2
Share repurchases	—	—	(0.1)	—	—	(0.1)
Dividends declared ($0.147 per share)	—	—	(13.1)	—	—	(13.1)
Dividend to noncontrolling interest	—	—	—	—	(0.7)	(0.7)
Total other comprehensive income, net of tax	—	—	—	5.8	—	5.8
June 30, 2019	87.9	$87.9	$2,218.8	$(371.5)	$2.2	$1,937.4
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the statements of changes in shareholders’ equity.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) a pandemic, resulting in certain local government-mandated site closures. While most of our businesses have been deemed essential, we have experienced certain local government-mandated site closures. The Company continues to face certain risks resulting from COVID-19 including disruption of our operations due to decreased customer demand, temporary plant closures, and elevated hygiene standards to keep our employees safe, along with increased risk of customer or supplier bankruptcy and potential challenges in accessing capital markets. All of these may have a material adverse impact on the Company and there is uncertainty around the duration or severity of these impacts. Therefore, while we expect this matter to negatively impact our business, results of operations, and financial position, the extent of certain future impacts cannot be reasonably estimated at this time. Refer to the section titled “Impact of COVID-19 on our Business” within Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available and may be impacted by the duration and severity of the pandemic. Estimates and assumptions are used for, but not limited to, asbestos-related liabilities and recoveries from insurers, revenue recognition, unrecognized tax benefits, deferred tax valuation allowances, projected benefit obligations for postretirement plans, accounting for business combinations, goodwill and other intangible asset impairment testing, environmental liabilities and assets, allowance for credit losses and inventory valuation. Actual results could differ from these estimates.
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

	Revenue		Operating Income		Operating Margin
For the Three Months Ended June 30	2020	2019	2020	2019	2020	2019
Motion Technologies	$199.3	$317.7	$10.4	$52.0	5.2%	16.4%
Industrial Process	193.3	232.6	18.5	26.0	9.6%	11.2%
Connect & Control Technologies	122.9	170.2	8.4	29.6	6.8%	17.4%
Total segment results	515.5	720.5	37.3	107.6	7.2%	14.9%
Asbestos-related costs, net	—	—	(16.0)	(11.8)	—	—
Eliminations / Other corporate costs	(0.8)	(0.6)	(0.8)	(9.8)	—	—
Total Eliminations / Corporate and Other costs	(0.8)	(0.6)	(16.8)	(21.6)	—	—
Total	$514.7	$719.9	$20.5	$86.0	4.0%	11.9%
	Revenue		Operating Income		Operating Margin
For the Six Months Ended June 30	2020	2019	2020	2019	2020	2019
Motion Technologies	$497.2	$632.9	$63.5	$112.9	12.8%	17.8%
Industrial Process	420.6	448.3	27.4	48.2	6.5%	10.8%
Connect & Control Technologies	261.6	335.2	24.3	57.0	9.3%	17.0%
Total segment results	1,179.4	1,416.4	115.2	218.1	9.8%	15.4%
Asbestos-related benefit (costs), net	—	—	24.7	(24.4)	—	—
Eliminations / Other Corporate costs	(1.4)	(1.0)	(10.1)	(17.1)	—	—
Total Eliminations / Corporate and Other costs	(1.4)	(1.0)	14.6	(41.5)	—	—
Total	$1,178.0	$1,415.4	$129.8	$176.6	11.0%	12.5%

	Total Assets		Capital Expenditures		Depreciation & Amortization
As of and for the Six Months Ended June 30	2020	2019(a)	2020	2019	2020	2019
Motion Technologies	$1,097.5	$1,178.2	$22.9	$30.1	$29.2	$28.5
Industrial Process	1,031.9	1,137.8	4.4	5.6	12.3	12.6
Connect & Control Technologies	742.6	755.6	6.2	8.5	11.7	10.3
Corporate and Other	1,279.3	1,036.1	0.8	1.6	1.3	1.6
Total	$4,151.3	$4,107.7	$34.3	$45.8	$54.5	$53.0
(a)Amounts reflect balances as of December 31, 2019.

NOTE 4
REVENUE
The following table represents our revenue disaggregated by end market for the three and six months ended June 30, 2020 and 2019.

For the Three Months Ended June 30, 2020	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$195.6	$—	$—	$—	$195.6
Chemical and industrial pumps	—	158.6	—	—	158.6
Aerospace and defense	1.6	—	64.6	—	66.2
Oil and gas	—	34.7	7.7	—	42.4
General industrial	2.1	—	50.6	(0.8)	51.9
Total	$199.3	$193.3	$122.9	$(0.8)	$514.7

For the Six Months Ended June 30, 2020
Auto and rail	$488.0	$—	$—	$(0.1)	$487.9
Chemical and industrial pumps	—	320.1	—	—	320.1
Aerospace and defense	4.5	—	150.7	—	155.2
Oil and gas	—	100.5	15.5	—	116.0
General industrial	4.7	—	95.4	(1.3)	98.8
Total	$497.2	$420.6	$261.6	$(1.4)	$1,178.0

For the Three Months Ended June 30, 2019	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$312.1	$—	$—	$(0.1)	$312.0
Chemical and industrial pumps	—	168.7	—	—	168.7
Aerospace and defense	2.8	—	105.3	—	108.1
Oil and gas	—	63.9	10.1	—	74.0
General industrial	2.8	—	54.8	(0.5)	57.1
Total	$317.7	$232.6	$170.2	$(0.6)	$719.9

For the Six Months Ended June 30, 2019
Auto and rail	$622.1	$—	$—	$(0.1)	$622.0
Chemical and industrial pumps	—	330.2	—	—	330.2
Aerospace and defense	5.1	—	204.8	—	209.9
Oil and gas	—	118.1	18.6	—	136.7
General industrial	5.7	—	111.8	(0.9)	116.6
Total	$632.9	$448.3	$335.2	$(1.0)	$1,415.4
Contract Assets and Liabilities
Contract assets consist of unbilled amounts where revenue recognized exceeds customer billings, net of allowances for credit losses. Contract liabilities consist of advance payments and billings in excess of revenue recognized. The following table represents our net contract assets and liabilities as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019	Change
Current contract assets, net	$18.9	$18.0	5.0%
Current contract liabilities	(56.3)	(57.4)	(1.9)%
Net contract liabilities	$(37.4)	$(39.4)	(5.1)%

During the three and six months ended June 30, 2020, we recognized revenue of $5.5 and $38.3, respectively, related to contract liabilities as of December 31, 2019. The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of June 30, 2020 was $814.2. Of this amount, we expect to recognize approximately $540 to $560 of revenue during 2020 and the remainder in 2021 and 2022.
NOTE 5
RESTRUCTURING ACTIONS
We have initiated various restructuring actions throughout our businesses during the past two years, including the 2020 Global Restructuring Plan. There were no other restructuring actions considered individually significant. The following table summarizes the total restructuring costs presented separately in our Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2020 and 2019.

	Three Months		Six Months
For the Periods Ended June 30	2020	2019	2020	2019
Severance and other employee-related	$27.8	$3.0	$30.9	$4.0
Other	0.1	0.1	0.1	0.2
Total restructuring costs	$27.9	$3.1	$31.0	$4.2
By segment:
Motion Technologies	$14.0	$3.1	$14.0	$3.8
Industrial Process	7.8	0.1	7.9	0.4
Connect & Control Technologies	5.2	(0.2)	6.7	(0.1)
Corporate and Other	0.9	0.1	2.4	0.1
The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Condensed Balance Sheet within accrued liabilities, for the six months ended June 30, 2020 and 2019.

	2020	2019
Beginning balance - January 1	$7.5	$6.6
Restructuring costs	31.7	4.7
Reversal of prior accruals	(0.7)	(0.5)
Cash payments	(9.6)	(5.6)
Foreign exchange translation and other	(0.2)	(0.1)
Ending balance - June 30	$28.7	$5.1
By accrual type:
Severance and other employee-related	$28.3	$4.4
Other	0.4	0.7
2020 Global Restructuring Plan
During 2020, the Company initiated an organizational-wide restructuring plan to reduce the overall cost structure of the Company primarily in response to an anticipated reduction in demand from the COVID-19 pandemic. As a result, the Company expects to incur cash restructuring charges of $55.6, principally related to involuntary severance costs, and expects these actions to be substantially complete in 2020. The table below summarizes the total expected restructuring costs and the total restructuring costs incurred to date by segment related to the 2020 Global Restructuring Plan.

	Expected Costs	Incurred to Date
Motion Technologies	$16.8	$14.0
Industrial Process	25.3	8.3
Connect & Control Technologies	11.1	7.1
Corporate and Other	2.4	2.4
Total	$55.6	$31.8
The following table displays a rollforward of the restructuring accruals related to the 2020 Global Restructuring Plan:

Beginning balance - January 1	$—
Restructuring costs	31.8
Cash payments	(5.8)
Foreign exchange translation and other	0.1
Ending balance - June 30	$26.1
NOTE 6
INCOME TAXES

	Three Months			Six Months
For the Periods Ended June 30	2020	2019	Change	2020	2019	Change
Income tax (benefit) expense	$(28.1)	$19.3	(245.6)%	$(3.4)	$39.0	(108.7)%
Effective tax rate	(153.6)%	22.3%	**	(2.7)%	22.0%	**
** Resulting basis point change not considered meaningful.
The lower effective tax rate during the second quarter and year-to-date periods of 2020 was primarily due to tax benefits of $26.7 resulting from a recently completed internal reorganization in Europe. This reorganization resulted in a refined projection of future earnings, which will result in the realization of a portion of our deferred tax assets. Additionally, in the second quarter of 2020, the Company completed the U.S. income tax audit for tax year 2016 resulting in $1.1 of previously unrecognized tax benefits.
The Company’s financial condition and results of operations have been and are expected to continue to be adversely affected by the COVID-19 pandemic and the governmental and market reactions to COVID-19. The impacts on earnings have already had, and will continue to have, an impact on the Company’s overall effective tax rate throughout the year.
The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. In the second quarter of 2020, the Company recognized a benefit of $7.2 from the CARES Act. The benefit was recorded in operating income and was related to the employer portion of payroll taxes. Certain non-U.S. jurisdictions have enacted similar stimulus measures. We continue to monitor any effects that may result from the CARES Act or other similar legislation globally.
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
NOTE 7
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT for the three and six months ended June 30, 2020 and 2019.

	Three Months		Six Months
For the Periods Ended June 30	2020	2019	2020	2019
Basic weighted average common shares outstanding	86.3	87.8	87.0	87.7
Add: Dilutive impact of outstanding equity awards	0.5	0.9	0.6	0.9
Diluted weighted average common shares outstanding	86.8	88.7	87.6	88.6
There were no anti-dilutive stock options excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2020 and 2019.
NOTE 8
RECEIVABLES, NET

	June 30, 2020	December 31, 2019
Trade accounts receivable	$451.8	$562.3
Notes receivable	8.9	6.2
Other	22.4	21.2
Receivables, gross	483.1	589.7
Less: Allowance for credit losses - receivables	(19.9)	(11.3)
Receivables, net	$463.2	$578.4
Allowance for Credit Losses
We determine our allowance for credit losses using a combination of factors to reduce our trade receivables and contract asset balances to the net amount expected to be collected. The allowance was based on a variety of factors including the length of time receivables were past due, macroeconomic trends and conditions, significant one-time events, historical experience, and expectations of future economic conditions. We also record an allowance for individual accounts when we become aware of specific customer circumstances, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable. If circumstances related to the specific customer change, we adjust estimates of the recoverability of receivables as appropriate. Our allowance for credit losses for the six months ended June 30, 2020 includes our estimate of the impact of the COVID-19 pandemic and recent decline in the oil and gas market and will be adjusted in subsequent periods as circumstances develop and we gain better insight into the future impacts of the pandemic. We believe these events may impact our ability to collect from certain customers depending on the end market we serve and customer profile.
The following table displays our allowance for credit losses for receivables and contract assets.

	June 30, 2020	December 31, 2019
Allowance for credit losses - receivables	$19.9	$11.3
Allowance for credit losses - contract assets	0.1	1.5
Total allowance for credit losses	$20.0	$12.8

The follow table displays a rollforward of the total allowance for credit losses for the six months ended June 30, 2020.

Total allowance for credit losses - January 1	$12.8
Impact of adoption of ASU 2016-13 (See Note 2)	1.7
Charges to income	8.6
Write-offs	(3.0)
Foreign currency and other	(0.1)
Total allowance for credit losses - June 30	$20.0
NOTE 9
INVENTORIES, NET

	June 30, 2020	December 31, 2019
Finished goods	$58.6	$80.7
Work in process	84.4	83.9
Raw materials	241.6	228.3
Inventories, net	$384.6	$392.9
NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS

	June 30, 2020	December 31, 2019
Asbestos-related assets	$85.9	$67.2
Advance payments and other prepaid expenses	36.7	45.4
Current contract assets, net	18.9	18.0
Prepaid income taxes	16.4	20.6
Other	2.0	2.2
Other current assets	$159.9	$153.4
Other employee benefit-related assets	$134.6	$133.6
Operating lease right-of-use assets	84.6	91.7
Capitalized software costs	26.4	30.1
Environmental-related assets	20.4	22.2
Equity method investments	10.3	9.8
Other	25.8	29.1
Other non-current assets	$302.1	$316.5

NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET

	Useful life (in years)	June 30, 2020	December 31, 2019
Machinery and equipment	2 - 10	$1,126.3	$1,128.9
Buildings and improvements	5 - 40	271.3	279.3
Furniture, fixtures and office equipment	3 - 7	78.1	79.8
Construction work in progress		48.9	48.8
Land and improvements		32.3	33.3
Other		4.9	10.5
Plant, property and equipment, gross		1,561.8	1,580.6
Less: Accumulated depreciation		(1,056.4)	(1,049.1)
Plant, property and equipment, net		$505.4	$531.5
Depreciation expense of $20.7 and $20.5, and $41.2 and $40.7 was recognized in the three and six months ended June 30, 2020 and 2019, respectively.
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
NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the six months ended June 30, 2020 by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2019	$293.6	$354.1	$279.5	$927.2
Adjustments to purchase price allocations	—	(2.5)	—	(2.5)
Foreign exchange translation	(1.4)	(2.7)	(0.3)	(4.4)
Goodwill - June 30, 2020	$292.2	$348.9	$279.2	$920.3
Adjustments to purchase price allocations is related to our 2019 acquisition of Rheinhütte Pumpen Group (Rheinhütte). Refer to Note 20, Acquisitions, for additional information.

Other Intangible Assets, Net
Information regarding our other intangible assets is as follows:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$162.0	$(95.0)	$67.0	$176.3	$(99.6)	$76.7
Proprietary technology	46.0	(21.4)	24.6	58.4	(28.1)	30.3
Patents and other	10.5	(8.1)	2.4	21.8	(13.0)	8.8
Finite-lived intangible total	218.5	(124.5)	94.0	256.5	(140.7)	115.8
Indefinite-lived intangibles	21.9	—	21.9	22.2	—	22.2
Other intangible assets	$240.4	$(124.5)	$115.9	$278.7	$(140.7)	$138.0
As a result of the global COVID-19 pandemic combined with a decline in the upstream oil and gas market, during the first quarter of 2020, we determined that certain intangible assets within the IP segment including an indefinite-lived trademark, customer relationships and proprietary technology, would not be recoverable resulting in an impairment of $12.3. Significant additional adverse changes to the economic environment and future cash flows of other businesses could cause us to record additional impairment charges in future periods, which may be material. In addition, during the first quarter of 2020, we reclassified a trademark intangible asset with a net book value of $5, previously included within patents and other, to indefinite-lived intangibles as we have recently suspended our company re-branding project for the foreseeable future.
Amortization expense related to finite-lived intangible assets was $4.2 and $4.0, and $9.0 and $8.0 for the three and six months ended June 30, 2020 and 2019, respectively. Estimated amortization expense for each of the five succeeding years is as follows:

2020	$8.6
2021	16.3
2022	16.2
2023	14.4
2024	9.1
Thereafter	29.4

NOTE 13
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	June 30, 2020	December 31, 2019
Compensation and other employee-related benefits	$127.2	$145.4
Asbestos-related liability	85.9	86.0
Contract liabilities and other customer-related liabilities	74.3	74.6
Accrued restructuring costs	28.7	7.5
Accrued income taxes and other tax-related liabilities	28.1	27.0
Accrued warranty costs	19.7	18.5
Operating lease liabilities	18.7	19.9
Environmental liabilities and other legal matters	16.5	17.9
Other	30.0	34.0
Accrued liabilities	$429.1	$430.8
Operating lease liabilities	$70.1	$76.0
Environmental liabilities	53.2	55.8
Compensation and other employee-related benefits	29.5	32.4
Deferred income taxes and other tax-related liabilities	23.1	24.0
Other	42.0	46.5
Other non-current liabilities	$217.9	$234.7
NOTE 14
DEBT

	June 30, 2020	December 31, 2019
Commercial paper	$134.1	$84.2
Short-term loans	112.2	—
Current maturities of long-term debt and finance leases	1.2	2.3
Short-term debt and current maturities of long-term debt	247.5	86.5
Long-term debt and finance leases	12.8	12.9
Total debt and finance leases	$260.3	$99.4
Commercial Paper
Commercial paper outstanding as of June 30, 2020 was $134.1, consisting of $50.0 under the Company’s U.S. program and $84.1 under the Company’s Euro program. Weighted average interest rates were 0.80% and 0.36% under the U.S. and Euro programs, respectively, and had maturity terms of less than three months from the date of issuance. Commercial paper outstanding as of December 31, 2019 was $84.2, and issued entirely through the Company’s Euro program. Commercial paper outstanding as of December 31, 2019 had an associated weighted average interest rate of 0.05% and maturity terms less than three months from the date of issuance.
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
The interest rate per annum on the Revolving Credit Agreement is based on the LIBOR rate of the currency we borrow in, adjusted for statutory reserve requirements, plus a margin of 1.1%. As of June 30, 2020, we had $112.2 outstanding under the credit facility, with an associated weighted average interest rate of 1.1% that matures in two months. As of December 31, 2019, we had no outstanding obligations under the credit facility. There is also a 0.15% fee per annum applicable to the commitments under the Revolving Credit Agreement. The fees and margin are subject to adjustment should the Company’s credit ratings change.
The Revolving Credit Agreement contains customary affirmative and negative covenants that, among other things, will limit or restrict our ability to: incur additional debt or issue guarantees; create liens; enter into certain sale and lease-back transactions; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. Additionally, the Revolving Credit Agreement requires us not to permit the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (leverage ratio) to exceed 3.00 to 1.00 at any time, or the ratio of consolidated EBITDA to consolidated interest expense (interest coverage ratio) to be less than 3.00 to 1.00. In the event of certain ratings downgrades of the Company to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the credit facility.
On April 29, 2020, we entered into two 364-day term revolving credit agreements totaling $200 (the Incremental Revolving Credit Agreements) which provide the Company with additional liquidity in excess of the Revolving Credit Agreement. Borrowings are available in U.S. dollars and the interest rate per annum is based on the LIBOR rate, adjusted for statutory reserve requirements, plus a margin of up to 1.55%. The Incremental Revolving Credit Agreements are subject to fees of up to 0.35% per annum. The fees and margin are subject to adjustment should the Company’s credit ratings change. All other key provisions of the Incremental Revolving Credit Agreements mirror those of the Revolving Credit Agreement described above, including all covenants. In addition, the Incremental Revolving Credit Agreements did not violate any negative covenants associated with the existing Revolving Credit Agreement. There were no outstanding borrowings under the Incremental Revolving Credit Agreements as of June 30, 2020.
As of June 30, 2020, our interest coverage ratio and leverage ratios associated with short-term loans were within the prescribed thresholds. Additionally, we currently expect to remain within the prescribed thresholds until maturity.
Refer to the Liquidity section within “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional information on our overall funding and liquidity strategy.
NOTE 15
POSTRETIREMENT BENEFIT PLANS
The following table provides the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three and six months ended June 30, 2020 and 2019.

	2020			2019
For the Three Months Ended June 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$0.3	$0.2	$0.5	$0.3	$0.1	$0.4
Interest cost	2.3	0.7	3.0	3.2	1.0	4.2
Expected return on plan assets	(2.1)	—	(2.1)	(3.4)	—	(3.4)
Amortization of prior service (benefit) cost	—	(1.3)	(1.3)	0.2	(1.3)	(1.1)
Amortization of net actuarial loss	1.7	0.8	2.5	1.3	0.5	1.8
Total net periodic benefit cost	$2.2	$0.4	$2.6	$1.6	$0.3	$1.9

	2020			2019
For the Six Months Ended June 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$0.6	$0.4	$1.0	$0.7	$0.3	$1.0
Interest cost	4.6	1.4	6.0	6.3	2.0	8.3
Expected return on plan assets	(4.3)	—	(4.3)	(7.2)	—	(7.2)
Amortization of prior service (benefit) cost	—	(2.5)	(2.5)	0.4	(2.6)	(2.2)
Amortization of net actuarial loss	3.5	1.4	4.9	2.6	1.1	3.7
Total net periodic benefit cost	$4.4	$0.7	$5.1	$2.8	$0.8	$3.6
We made contributions to our global postretirement plans of $4.2 and $7.1 during the six months ended June 30, 2020 and 2019, respectively. We expect to make contributions of approximately $8 to $10 during the remainder of 2020, principally related to our other employee-related benefit plans.
Amortization from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss was $0.9 and $0.5, and $1.8 and $1.1, net of tax, during the three and six months ended June 30, 2020 and 2019, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.
U.S. Qualified Pension Plan Termination
On February 19, 2020, the Company’s Board of Directors conditionally authorized the termination of our U.S. qualified pension plan by offering lump sum distributions to certain participants and transferring the plan’s remaining benefit obligations to an insurance company through one or more group annuity contracts. The current projected benefit obligation is $303.2. Ultimate plan termination is subject to certain considerations, including regulatory review, interest rates and annuity pricing. If we proceed with the termination of the plan, the transaction is expected to occur in the second half of 2020 and would be funded with plan assets, that were $326.1 as of the end of the second quarter. Any additional funding, if necessary, would be made with cash. Our investment strategy was updated in 2019 to reduce risk by increasing the asset allocation to 100% fixed income and cash. At the time such a transaction were to close, an insurance company (or companies) would assume responsibility for paying and administering pension benefits that had been an obligation of the plan to plan participants and their beneficiaries. Upon transfer of the pension obligation, we expect to recognize a non-cash pension settlement charge of approximately $130 to $140 before tax, which includes recognition of the remaining pension losses, currently recorded in accumulated other comprehensive loss, and derecognition of the net assets of the plan. As a result of the plan transfer, the amount of benefits to be received by participants will be protected by state guaranty associations.
NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses. The following table provides the components of LTIP costs for the three and six months ended June 30, 2020 and 2019.

	Three Months		Six Months
For the Periods Ended June 30	2020	2019	2020	2019
Equity-based awards	$3.3	$3.9	$5.8	$8.4
Liability-based awards	0.5	0.7	(0.1)	1.4
Total share-based compensation expense	$3.8	$4.6	$5.7	$9.8
The decline in share-based compensation expense for equity-based awards was driven by performance stock units which are evaluated each quarter to determine the likelihood of achieving certain performance targets. The change in share-based compensation expense for liability-based awards is driven by the change in ITT’s stock price. At June 30, 2020, there was $25.2 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.0 years. Additionally, unrecognized compensation cost related to liability-based awards was $1.6, which is expected to be recognized ratably over a weighted-average period of 2.0 years.

Year-to-Date 2020 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and vest on the completion of a three-year service period. During the six months ended June 30, 2020, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.2	$59.51
Performance stock units (PSUs)	0.1	$63.92
During the six months ended June 30, 2020 a nominal amount of non-qualified stock options were exercised resulting in proceeds of $0.1. During the six months ended June 30, 2019, 0.3 of non-qualified stock options were exercised resulting in proceeds of $8.3. During the six months ended June 30, 2020 and 2019, RSUs of 0.2 vested and were issued. During the six months ended June 30, 2020 and 2019, PSUs of 0.2 that vested on December 31, 2019 and 2018, respectively, were issued.
NOTE 17
CAPITAL STOCK
On October 27, 2006, our Board of Directors approved a three-year, $1 billion share repurchase program (the 2006 Plan), which it modified in 2008 to make the term indefinite. On October 30, 2019, the Board of Directors approved a new indefinite term $500 share repurchase program (the 2019 Plan). During the first quarter of 2020, we completed the 2006 Plan and commenced repurchases under the 2019 Plan. During the six months ended June 30, 2020 and 2019, we repurchased and retired 1.7 and 0.2 shares of common stock for $73.2 and $10.5, respectively, under these programs, including 1.4 shares and $61.9 in 2020 under the 2006 plan.
Separate from the share repurchase program, the Company repurchased 0.2 shares during the six months ended June 30, 2020 and 2019, respectively, for an aggregate price of $10.5 and $9.5, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs.
NOTE 18
ACCUMULATED OTHER COMPREHENSIVE LOSS

	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
December 31, 2019	$(133.3)	$(252.0)	$(385.3)
Net change during period	0.9	(51.3)	(50.4)
March 31, 2020	(132.4)	(303.3)	(435.7)
Net change during period	0.9	2.1	3.0
June 30, 2020	$(131.5)	$(301.2)	$(432.7)

	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
December 31, 2018	$(131.6)	$(243.9)	$(375.5)
Net change during period	0.6	(2.4)	(1.8)
March 31, 2019	$(131.0)	$(246.3)	$(377.3)
Net change during period	0.5	5.3	5.8
June 30, 2019	$(130.5)	$(241.0)	$(371.5)

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
Asbestos Matters
Subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of June 30, 2020, there were approximately 24 thousand pending claims against ITT subsidiaries, including Goulds Pumps LLC, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

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
Settlement Agreements
The Company periodically enters into settlement agreements with insurers to settle responsibility for insurance claims. Under the terms of the settlements, the insurers agree to a payment or specified series of payments to a Qualified Settlement Fund for past costs and/or agree to provide coverage for certain future asbestos claims on specified terms and conditions. In March 2020, we finalized a settlement agreement with a group of insurers to settle responsibility for claims under certain insurance policies for a lump sum payment of $66.4, resulting in a benefit of $52.5. During June 2020, we entered into a settlement agreement with an insurer accelerating payments previously included in a buyout agreement, resulting in a loss of $4.2.
Asbestos-Related Costs (Benefit), Net
As part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent quantitative data available for the key inputs and assumptions, comparing the data to expectations on which the most recent annual liability and asset estimates were calculated. Based on this evaluation, the Company determined that no change in the estimate was warranted for the quarter ended June 30, 2020 other than the incremental accrual to maintain a rolling 10-year forecast period and the settlement agreement described above.
The following table provides a rollforward of the estimated asbestos liability and related assets for the six months ended June 30, 2020 and 2019.

	2020			2019
For the Six Months Ended June 30	Liability	Asset	Net	Liability	Asset	Net
Beginning balance	$817.6	$386.8	$430.8	$849.3	$376.7	$472.6
Asbestos provision(a)	28.9	5.3	23.6	30.6	6.2	24.4
Insurance settlement agreements	—	48.3	(48.3)	—	—	—
Net cash activity(a)	(42.7)	(35.1)	(7.6)	(44.1)	(28.3)	(15.8)
Ending balance	$803.8	$405.3	$398.5	$835.8	$354.6	$481.2
Current portion	$85.9	$85.9		$72.6	$67.1
Noncurrent portion	$717.9	$319.4		$763.2	$287.5
(a)Includes certain administrative costs such as legal-related costs for insurance asset recoveries.
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

The following table provides a rollforward of the estimated environmental liability for the six months ended June 30, 2020 and 2019.

For the Six Months Ended June 30	2020	2019
Environmental liability - beginning balance	$61.9	$66.8
Change in estimates for pre-existing accruals:
Continuing operations	1.4	0.3
Discontinued operations	(1.6)	—
Payments	(2.3)	(3.6)
Foreign currency	(0.1)	—
Environmental liability - ending balance	$59.3	$63.5
Environmental-related assets, including a qualified settlement fund (QSF) and estimated recoveries from insurance providers and other third parties, were $20.4 and $23.6 as of June 30, 2020 and 2019, respectively.
During June 2020, the environmental QSF was amended to cover remediation activities for additional sites. Prior to this amendment, there was $7.2 of deferred income representing the excess of assets in the QSF over the probable liabilities associated with the previously covered sites. As a result of the amendment, we recognized income of $7.2 during the quarter, including $1.3 related to discontinued operations.
We are currently involved with 26 active environmental investigation and remediation sites. As of June 30, 2020, we have estimated the potential high-end liability range of environmental-related matters to be $105.3.
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
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three and six months ended June 30, 2019, unless stated otherwise.
Impact of COVID-19 on our Business
On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19, governments throughout the world imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness.
While most of our businesses are deemed essential, these restrictions have created many challenges for our business, and ITT has maintained cross functional global crisis management teams to respond to the changing conditions. In the face of this unprecedented challenge posed by the COVID-19 pandemic, we remain united in our focus on our three top priorities, the health of our people, the health of our business, and the health of our financials.
Health of our People
From the earliest signs of the outbreak, we have taken proactive, aggressive actions to protect the health and safety of our employees. We have created core crisis teams and enacted rigorous safety measures at all of our sites. Some of these measures include enhanced cleaning protocols, temperature checks, and distribution of personal protective equipment. We also redesigned employee workspaces to enable social distancing and required non-essential employees to work from home when appropriate. We will continue to be proactive in our response and will take all necessary actions to keep our people safe.
Health of our Business
We anticipate a difficult and uniquely challenging year in the markets we serve. While we do not yet know how long this pandemic will last or how it will impact customer demand for the remainder of the year, our ITT team continues to work closely with our customers and suppliers to support them and to minimize disruptions within our supply chain. We continue to work hard to generate value for our customers, striving to go above and beyond to be flexible and responsive to their needs.
Health of our Financials
ITT entered 2020 with a strong balance sheet and liquidity position, and as a result of COVID-19, we have taken many proactive measures in 2020 to enhance our liquidity and reduce costs to better navigate this uncertain environment and secure ITT’s future. Here are some of the liquidity and cost action highlights:

•Strong available liquidity of $1.4 billion, including:
•$819 cash on hand with $286 in the U.S.;
•$388 available borrowing capacity on our $500 revolver; and
•$200 undrawn under our new 364-Day Revolving Credit Agreements.

•Implemented $160 of cost actions, reflecting a $25 increase since the first quarter. The $160 in actions include:
•$80 of expected annualized pre-tax benefit from a $55 organizational-wide restructuring plan primarily focused on structural cost reductions which include global footprint optimization;
•$35 of discretionary spending reductions and supply chain productivity;
•$35 planned reduction in 2020 capital expenditures; and
•$10 of savings from reduced compensation for Board of Directors, Chief Executive Officer and other executives, and suspension of the 401(k) match for certain U.S. employees.
We believe these actions have positioned us well to confront the pandemic. However, the ultimate 2020 impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which cannot be predicted at this time. See Part II, Item 1A, Risk Factors, for an additional discussion of risk related to COVID-19.
Executive Summary
During the second quarter of 2020, the COVID-19 pandemic had a dramatic impact on our customers and in the end markets we serve. Today’s ITT and its set of resilient businesses, as well as its focus on execution enabled us to generate strong cash flow and control margin degradation. The health of our people, business, and financials continue to be our top priorities, as we continue to work hard to satisfy our customers, support each other, and successfully navigate this challenging period. The following table provides a summary of key performance indicators for the second quarter of 2020.

Summary of Key Performance Indicators for the Second Quarter of 2020
Revenue	Segment Operating Income	Segment Operating Margin	EPS
$515	$37	7.2%	$0.53
29% Decrease	65% Decrease	770bp Decrease	29% Decrease
Organic Revenue	Adjusted Segment Operating Income	Adjusted Segment Operating Margin	Adjusted EPS
$521	$65	12.6%	$0.57
28% Decrease	44% Decrease	350bp Decrease	39% Decrease
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliations between GAAP and non-GAAP metrics.
Our second quarter 2020 results include:
•Revenue of $514.7 decreased $205.2 including $7.5 from our 2019 acquisitions and unfavorable foreign exchange of $13.7. Organic revenue decreased 27.6%, mainly as a result of the negative global impact of COVID-19 which drove declines in transportation of 37% and industrial of 7%.
•Segment operating income of $37.3 declined $70.3, which included higher restructuring costs of $24.0. Adjusted segment operating income declined $51.0, and adjusted segment operating margin declined 350 basis points, reflecting reduced volume from weaker demand and disruption caused by COVID-19, partially offset by savings from restructuring, productivity and cost actions.
•Income from continuing operations of $0.53 per diluted share decreased $0.22, due to a decline in segment operating income including higher restructuring costs, partially offset by an income tax benefit, and a reduction in corporate costs. Adjusted income from continuing operations was $0.57 per diluted share, reflecting a $0.36 decrease from the prior year.
•Cash flow from operations for the year to date period was $203.1, an increase of 100.9% over the prior year, due to proactive working capital management which also drove favorable timing of cash collections from customers, a decline in income tax payments, lower asbestos payments, and a reduction in incentive compensation.
In terms of capital deployment, we declared dividends of $14.6 that were paid on July 1, 2020 immediately following the close of the second quarter.
2020 Outlook
The COVID-19 pandemic has created an unprecedented downturn in demand across the global end markets we serve. The full extent of the decline and the timing of the recovery is unknown. Since the beginning of the pandemic, demand for automotive components has declined as automakers significantly reduced production of new vehicles. Similarly, demand for aerospace components has been impacted by an unprecedented reduction in commercial air traffic. As the COVID-19 pandemic persists, we expect these trends to continue. Separately, we have been further impacted by the production stoppage of the Boeing 737 MAX and the timing of the production restart is still unknown at this time. Lastly, significant declines in oil and gas prices have resulted in a reduction of customer capital expenditures and maintenance spending.
Given these uncertainties, we have continued to take proactive measures to align our production with the demand of our customers and have initiated a global restructuring plan which is expected to deliver annual savings of $80. These actions, coupled with productivity and other cost reduction strategies will help to mitigate some of these financial impacts. We also may experience negative impacts to our operating cash flows due to lower segment operating income and may experience delays in customer collections of receivables. For the remainder of 2020, we will remain laser focused on our top three priorities to navigate through these challenging times and position us for the future.
DISCUSSION OF FINANCIAL RESULTS
Three and Six Months Ended June 30

	Three Months				Six Months
	2020	2019	Change		2020	2019	Change
Revenue	$514.7	$719.9	(28.5)%		$1,178.0	$1,415.4	(16.8)%
Gross profit	163.6	232.0	(29.5)%		373.0	450.8	(17.3)%
Gross margin	31.8%	32.2%	(40)	bp	31.7%	31.8%	(10)	bp
Operating expenses	143.1	146.0	(2.0)%		243.2	274.2	(11.3)%
Operating expense to revenue ratio	27.8%	20.3%	750	bp	20.6%	19.4%	120	bp
Operating income	20.5	86.0	(76.2)%		129.8	176.6	(26.5)%
Operating margin	4.0%	11.9%	(790)	bp	11.0%	12.5%	(150)	bp
Interest and non-operating expenses (income), net	2.2	(0.4)	(650.0)%		2.8	(0.9)	(411.1)%
Income tax (benefit) expense	(28.1)	19.3	(245.6)%		(3.4)	39.0	(108.7)%
Effective tax rate	(153.6)%	22.3%	**		(2.7)%	22.0%	**
Income from continuing operations attributable to ITT Inc.	46.4	66.9	(30.6)%		130.1	138.2	(5.9)%
Net income attributable to ITT Inc.	48.0	66.8	(28.1)%		132.8	138.1	(3.8)%
** Resulting basis point change not considered meaningful.

REVENUE
The following tables illustrate the revenue derived from each of our segments for the three and six months ended June 30, 2020 and 2019.

For the Three Months Ended June 30	2020	2019	Change	Organic Decline(a)
Motion Technologies	$199.3	$317.7	(37.3)%	(34.7)%
Industrial Process	193.3	232.6	(16.9)%	(16.6)%
Connect & Control Technologies	122.9	170.2	(27.8)%	(29.3)%
Eliminations	(0.8)	(0.6)
Total Revenue	$514.7	$719.9	(28.5)%	(27.6)%
For the Six Months Ended June 30
Motion Technologies	$497.2	$632.9	(21.4)%	(18.9)%
Industrial Process	420.6	448.3	(6.2)%	(8.2)%
Connect & Control Technologies	261.6	335.2	(22.0)%	(23.4)%
Eliminations	(1.4)	(1.0)
Total Revenue	$1,178.0	$1,415.4	(16.8)%	(16.7)%
(a)See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Motion Technologies (MT)
MT revenue for the three and six months ended June 30, 2020 decreased $118.4 and $135.7, respectively. Excluding the impact of foreign currency translation of $8.0 and $15.8 for the three and six months ended June 30, 2020, organic revenue declined $110.4 and $119.9, respectively. Sales from Friction declined 42% and 23%, respectively, during the three and six month periods driven by weak automotive sales as a result of COVID-19. In addition, weakness in the global automotive market negatively impacted Wolverine as well resulting in a decline in sales of 38% and 21%, respectively. KONI & Axtone sales decreased 9% and 2%, respectively, during the three and six month periods primarily driven by weakness in rail within Asia and North America, partially offset by growth in Europe in the second quarter of 2020.
Industrial Process (IP)
IP revenue for the three and six months ended June 30, 2020 decreased $39.3 and $27.7, respectively, which included revenue of $4.7 and $18.6, respectively, from our 2019 acquisition of Rheinhütte, and unfavorable foreign currency translation impacts of $5.4 and $9.4, respectively. Organic revenue decreased $38.6 and $36.9, respectively, primarily driven by pump projects. Revenue from pump projects during the three and six month periods declined 50% and 27%, respectively, due to large prior year deliveries in the chemical and oil and gas markets. Revenue from our short-cycle business decreased 4% and 2%, respectively, during the three and six month periods, primarily due to a 20% decline in industrial valves. Revenue from aftermarket parts and service declined 1% during the second quarter, but increased 2% for the six month period compared to the prior year.
The level of order and shipment activity at IP can vary significantly from period to period due to pump projects which are highly engineered, customized to customer needs, and have longer lead times. Total orders during the six months ended June 30, 2020 were $421.2, a decrease of 2.4%, compared to prior year. Backlog as of June 30, 2020 was $390.7, a decrease of $4.7, or 1.2%, compared to December 31, 2019.
Connect & Control Technologies (CCT)
CCT revenue for the three and six months ended June 30, 2020 decreased $47.3 and $73.6, which included revenue of $2.8 and $5.8, respectively, from our 2019 acquisition of Matrix, and unfavorable foreign currency translation impacts of $0.3 and $0.9, respectively. Organic revenue declined $49.8 and $78.5, primarily driven by declines in the aerospace and defense market of 41% and 30%, respectively. The decrease in aerospace and defense was driven by a decline in global commercial air traffic due to COVID-19 and reduced production levels of Boeing’s 737 MAX, as well as unfavorable timing of defense programs. Revenue from the industrial market decreased 7% during the three month period primarily due to weak component sales and declined 12% during the six month period driven by temporary plant closures in Europe and China and distributor destocking.

GROSS PROFIT
Gross profit for the three months ended June 30, 2020 and 2019 was $163.6 and $232.0, respectively, reflecting a gross margin of 31.8% and 32.2%, respectively. Gross profit for the six months ended June 30, 2020 and 2019 was $373.0 and $450.8, respectively, reflecting a gross margin of 31.7% and 31.8%, respectively. The decrease in gross profit was primarily driven by unfavorable sales volumes due to lower demand as a result of the COVID-19 pandemic, partially offset by supply chain and productivity improvements, restructuring benefits, and lower tariffs.

OPERATING EXPENSES

	Three Months			Six Months
For the Periods Ended June 30	2020	2019	Change	2020	2019	Change
General and administrative expenses	$44.6	$62.6	(28.8)%	$101.7	$113.4	(10.3)%
Sales and marketing expenses	35.7	42.7	(16.4)%	77.3	82.9	(6.8)%
Research and development expenses	18.9	25.8	(26.7)%	41.6	49.3	(15.6)%
Asbestos-related costs (benefit), net	16.0	11.8	35.6%	(24.7)	24.4	(201.2)%
Restructuring costs	27.9	3.1	800.0%	31.0	4.2	638.1%
Asset impairment charges	—	—	—%	16.3	—	**
Total operating expenses	$143.1	$146.0	(2.0)%	$243.2	$274.2	(11.3)%
Total Operating Expenses By Segment:
Motion Technologies	$43.6	$44.2	(1.4)%	$79.8	$80.0	(0.2)%
Industrial Process	50.8	46.7	8.8%	113.6	86.4	31.5%
Connect & Control Technologies	31.7	33.5	(5.4)%	64.3	66.3	(3.0)%
Corporate & Other	17.0	21.6	(21.3)%	(14.5)	41.5	(134.9)%
** Resulting percentage change not considered meaningful.
General and administrative (G&A) expenses for the three and six months ended June 30, 2020 decreased $18.0 and $11.7, which includes incremental costs of $0.8 and $3.0, respectively, from our 2019 acquisitions of Rheinhütte and Matrix. Excluding these acquisitions, G&A expenses decreased $18.8 and $14.7, respectively, due to a decline in environmental costs of $4.3 and $4.0, primarily resulting from the recognition of a benefit related to insurance recoveries. In addition, incentive compensation costs declined $3.2 and $5.5, for the three and six month periods, respectively, and the prior year included government investment incentives of $3.0. Furthermore, we benefited from cost actions across all segments, which included savings from professional services of $4.6 and $4.1. These items were partially offset by an increase in bad debt expense of $3.1 and $4.3, respectively, for the three and six month periods.
Sales and marketing expenses for the three and six months ended June 30, 2020 decreased $7.0 and $5.6, respectively, which included incremental costs of $1.1 and $4.3, respectively, from our 2019 acquisitions of Rheinhütte and Matrix. Excluding these acquisitions, sales and marketing expenses decreased $8.1 and $9.9, respectively, primarily driven by cost actions across all segments.
Research and development expenses for the three and six months ended June 30, 2020 decreased across all segments for a total reduction of $6.9 and $7.7, respectively.
Asbestos-related costs increased $4.2 during the three months ended June 30, 2020 due to a settlement agreement with an insurer to accelerate payments previously included in a buyout agreement, resulting in a loss of $4.2. Asbestos-related costs for the six months ended June 30, 2020 decreased $49.1 primarily due to a $66.4 settlement agreement with a group of insurers in the first quarter of 2020. See Note 19, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.
Restructuring costs increased $24.8 and $26.8 during the three and six months ended June 30, 2020, respectively, due to actions taken under the Company’s 2020 Global Restructuring Plan. See Note 5, Restructuring Actions, to the Consolidated Condensed Financial Statements for further information.
Asset impairment charges during the six months ended June 30, 2020 are related to a business within IP that primarily serves the global upstream oil and gas market. See Note 11, Plant, Property and Equipment, net, and Note 12, Goodwill and Other intangible assets, net, to the Consolidated Condensed Financial Statements for

further information. Significant additional adverse changes to the economic environment and future cash flows of other businesses could cause us to record additional impairment charges in future periods, which may be material.

OPERATING INCOME

	Three Months				Six Months
For the Periods Ended June 30	2020	2019	Change		2020	2019	Change
Motion Technologies	$10.4	$52.0	(80.0)%		$63.5	$112.9	(43.8)%
Industrial Process	18.5	26.0	(28.8)%		27.4	48.2	(43.2)%
Connect & Control Technologies	8.4	29.6	(71.6)%		24.3	57.0	(57.4)%
Segment operating income	37.3	107.6	(65.3)%		115.2	218.1	(47.2)%
Asbestos-related (costs) benefit, net	(16.0)	(11.8)	(35.6)%		24.7	(24.4)	201.2%
Other corporate costs	(0.8)	(9.8)	91.8%		(10.1)	(17.1)	40.9%
Total corporate	(16.8)	(21.6)	(22.2)%		14.6	(41.5)	(135.2)%
Total operating income	$20.5	$86.0	(76.2)%		$129.8	$176.6	(26.5)%
Operating margin:
Motion Technologies	5.2%	16.4%	(1,120)	bp	12.8%	17.8%	(500)	bp
Industrial Process	9.6%	11.2%	(160)	bp	6.5%	10.8%	(430)	bp
Connect & Control Technologies	6.8%	17.4%	(1,060)	bp	9.3%	17.0%	(770)	bp
Segment operating margin	7.2%	14.9%	(770)	bp	9.8%	15.4%	(560)	bp
Consolidated operating margin	4.0%	11.9%	(790)	bp	11.0%	12.5%	(150)	bp
** Resulting percentage change not considered meaningful.
MT operating income for the three and six months ended June 30, 2020 decreased $41.6 and $49.4, respectively, and had a margin decline of 1,120 basis points and 500 basis points, respectively. The decrease in operating income was primarily driven by unfavorable sales volume of $44 and $47 due to a decline in automotive production resulting from COVID-19, an increase in restructuring costs of $10.9 and $10.2 and unfavorable foreign exchange. The six month period also included investment incentives received in the prior year of $3. Partially offsetting the decline for the three and six month periods were net savings from productivity and restructuring actions of $9 and $15, respectively, and a reduction in tariffs.
IP operating income for the three and six months ended June 30, 2020 decreased $7.5 and $20.8, respectively, and had a margin decline of 160 basis points and 430 basis points, respectively. The decline in operating income during the three and six month periods was primarily driven by lower sales volumes of $15 in both periods, an increase in restructuring costs of $7.7 and $7.5, and an incremental bad debt reserve of $4.1 recognized in the second quarter. Additionally, the six month period includes asset impairments of $16.3 related to a business that primarily serves the global upstream oil and gas market and unfavorable foreign currency impacts of $3. These items were partially offset by favorable pricing and mix, savings from supply chain, productivity and restructuring actions, and a reduction in acquisition costs. The second quarter also included benefits of $3 from the CARES Act.
CCT operating income for the three and six months ended June 30, 2020 decreased $21.2 and $32.7, respectively, and had a margin decline of 1,060 basis points and 770 basis points, respectively. The decline in operating income during the three and six month periods was primarily driven by lower sales volumes of $25 and $41 mainly due to the negative impact of COVID-19 on global commercial air traffic and an increase in restructuring costs of $5.4 and $6.8, respectively. These items were partially offset by benefits from productivity, supply chain, and restructuring actions, as well as a second quarter benefit of $2 from the CARES Act.
Other corporate costs for the three and six months ended June 30, 2020 decreased $9.0 and $7.0, respectively, primarily reflecting a benefit of $5.9 from the recognition of an environmental benefit related to insurance recoveries, lower incentive compensation costs of $1.5 and $3.6, respectively, and benefits from cost actions. These items were partially offset by an increase in restructuring costs of $0.8 and $2.3, respectively, and unfavorable foreign currency impacts of $2 in both periods.

INTEREST AND NON-OPERATING INCOME AND EXPENSES, NET

	Three Months			Six Months
For the Periods Ended June 30	2020	2019	Change	2020	2019	Change
Interest and non-operating expenses (income), net	$2.2	$(0.4)	(650.0)%	$2.8	$(0.9)	(411.1)%
The change during the three and six months ended June 30, 2020 was due to an increase in pension-related expense, higher interest expense from an increase in outstanding borrowings, and a decline in interest returns on cash and money market investments.
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
INCOME TAX EXPENSE

	Three Months			Six Months
For the Periods Ended June 30	2020	2019	Change	2020	2019	Change
Income tax (benefit) expense	$(28.1)	$19.3	(245.6)%	$(3.4)	$39.0	(108.7)%
Effective tax rate	(153.6)%	22.3%	**	(2.7)%	22.0%	**
** Resulting basis point change not considered meaningful.
The lower effective tax rate during the second quarter and year-to-date periods of 2020 was primarily due to tax benefits of $26.7 resulting from a recently completed internal reorganization in Europe. This reorganization resulted in a refined projection of future earnings, which will result in the realization of a portion of our deferred tax assets. Additionally, in the second quarter of 2020, the Company completed the U.S. income tax audit for tax year 2016 resulting in $1.1 of previously unrecognized tax benefits.
The Company’s financial condition and results of operations have been and are expected to continue to be adversely affected by the COVID-19 pandemic and the governmental and market reactions to COVID-19. The impacts on earnings have already had, and will continue to have, an impact on the Company’s overall effective tax rate throughout the year.
The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. In the second quarter of 2020, the Company recognized a benefit of $7.2 from the CARES Act. The benefit was recorded in operating income and was related to the employer portion of payroll taxes. Certain non-U.S. jurisdictions have enacted similar stimulus measures. We continue to monitor any effects that may result from the CARES Act or other similar legislation globally.
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

As a result of the COVID-19 global pandemic, we continue to anticipate future unfavorable impacts to our cash flow from operations, which is the primary source of funding for our ongoing working capital needs. These negative impacts include, but are not limited to, lower revenues and orders from customer delays, missed or late deliveries due to disruptions in our global supply chain, delayed supplier deliveries, or the inability to procure supplier inputs at reasonable prices or at all, and customer bankruptcies or delays in customer receivable collections. We are unable to predict how long these negative impacts will last, therefore we have taken proactive measures to provide access to additional liquidity. On April 29, 2020, we secured two 364-day revolving credit agreements totaling $200 to supplement our existing $500 Revolving Credit Agreement and commercial paper programs. As of June 30, 2020, we had $587.8 available to us under our revolving credit agreements. We also continue to take a proactive approach to preserve cash by renegotiating contracts with vendors where possible, applying aggressive cost savings measures to limit discretionary spending, and implementing actions to reduce our cost structure. The Company also continues to evaluate the various global governmental programs instituted in response to COVID-19, including the CARES Act in the U.S., to further maximize our liquidity. The CARES Act and various global programs in the jurisdictions in which we operate generally provide for deferrals of tax payments, employee retention credits, workforce incentives, as well as incentive financing programs backed by governmental agencies. As of June 30, 2020, we have not incurred any borrowings under governmental loan programs.
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We plan to continue to transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. The passage of the U.S. Tax Cuts and Jobs Act of 2017 (Tax Act) in 2017 provided greater flexibility around our global cash management strategy related to the amount and timing of transfers, and we will continue to support growth and expansion in markets outside of the U.S. through the development of products, increased capital spending, and potential foreign acquisitions. Net cash distributions from foreign countries to the U.S. during the six months ended June 30, 2020 was $426.8. During the year ended December 31, 2019, we had net cash distributions from foreign countries to the U.S. of $11.4. The timing and amount of any additional future distributions remains under evaluation based on our jurisdictional cash needs.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the second quarter of 2020, we declared dividends of $0.169 per share for shareholders of record on June 15, 2020. Dividends declared in 2020 of $29.5 was a 13.5% increase from dividends declared in 2019.
During the first quarter of 2020, we completed our $1 billion share repurchase plan approved in 2006 and commenced repurchases under the $500 share repurchase plan approved in 2019. During the six months ended June 30, 2020 and 2019, we repurchased and retired 1.7 and 0.2 shares of common stock for $73.2 and $10.5, respectively, under our share repurchase plans. Separate from our share repurchase plans, the Company repurchased 0.2 shares during both the six months ended June 30, 2020 and 2019, respectively, for an aggregate price of $10.5 and $9.5, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs. All repurchased shares are canceled immediately following the repurchases.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding. Commercial paper outstanding as of June 30, 2020 was $134.1, consisting of $50.0 under the Company’s U.S. program and $84.1 under the Company’s Euro program. Weighted average interest rates were 0.80% and 0.36% under the U.S. and euro programs, respectively, and had maturity terms of less than three months from the date of issuance.

Revolving Credit Agreements
Our $500 revolving credit agreement (the Revolving Credit Agreement) provides for increases of up to $200 for a possible maximum total of $700 in aggregate principal amount. These increased commitments are subject to certain conditions and therefore may not be available to us. The Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. As of June 30, 2020, outstanding borrowings under the Revolving Credit Agreement were $112.2 as of June 30, 2020 with a weighted average interest rate of 1.1% and varying maturity dates all within six months or less. The provisions of the Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined therein, of at least 3.0 and a leverage ratio, as defined therein, of not more than 3.0. In the event of a ratings downgrade of the Company to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the Revolving Credit Agreement. The Revolving Credit Agreement matures in November 2022.
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
As of June 30, 2020, our interest coverage ratio and leverage ratios associated with our revolving credit agreements were within the prescribed thresholds. Additionally, we currently expect to remain within the prescribed thresholds until maturity.
See Note 14, Debt, to the Consolidated Condensed Financial Statements for further information.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations, for the six months ended June 30, 2020 and 2019.

For the Six Months Ended June 30	2020	2019
Operating activities	$203.1	$101.1
Investing activities	(37.1)	(132.3)
Financing activities	41.2	0.4
Foreign exchange	(0.2)	0.6
Total net cash provided by (used in) continuing operations	207.0	(30.2)
Net cash provided by discontinued operations	0.1	1.2
Net change in cash and cash equivalents	$207.1	$(29.0)
Operating Activities
The increase in net cash provided by operating activities was primarily due to proactive working capital management, which also drove favorable timing of cash collections from customers. Also contributing to the increase was a decline in income taxes paid of $23.0 primarily due to the deferral of tax payments as a result of the CARES Act, lower asbestos-related payments of $8.2, and a reduction in incentive compensation payments. In addition, the Company’s 2019 settlement of $11 for a civil matter with the DOJ was partially offset by proceeds received of $9 in 2019 from an intellectual property settlement.
As a result of the COVID-19 global pandemic, we may experience a negative impact to our working capital in future periods related to the challenging global economic environment. Collecting from customers will become increasingly difficult the longer the COVID-19 pandemic continues.

Investing Activities
The decrease in net cash used in investing activities was driven by payments of $87.3 in 2019 related to our acquisition of Rheinhütte and a decline in capital expenditures of $11.5.
As a result of the COVID-19 global pandemic, we have implemented various cost savings and cash preservation measures. As a result, we expect a reduction in capital expenditures of $35 in 2020, compared to 2019.
Financing Activities
The increase in net cash from financing activities was driven by an increase in net borrowings of $100.6 under our Revolving Credit Agreement and commercial paper programs, along with a decline in dividends paid of $11.5 due to timing. These were partially offset by an increase in repurchases of ITT common stock of $63.7.
Discontinued Operations
The change in net cash from discontinued operations was primarily driven by a tax-related reimbursement from a former subsidiary in 2019.
Asbestos
Based on the estimated undiscounted asbestos liability as of June 30, 2020 for claims filed or estimated to be filed over the next 10 years, we have estimated that we will be able to recover approximately 50% of the asbestos indemnity and defense costs from our insurers. Actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers and our expectation that certain insurance policies will exhaust within the next 10 years. In the 10th year of our estimate, our insurance recoveries are currently projected to be approximately 30%. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at June 30, 2020.
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

KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews a variety of key performance indicators including revenue, segment operating income and margins, earnings per share, and backlog, some of which are calculated other than in accordance with accounting principles generally accepted in the United States of America (GAAP). In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions, dividends, and share repurchases. Some of these metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures to be key performance indicators. These measures may not be comparable to similarly titled measures reported by other companies.
•“Organic revenue” is defined as revenue, excluding the impacts of foreign currency fluctuations, acquisitions, and divestitures that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Management believes that reporting organic revenue provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. A reconciliation of revenue to organic revenue for the three and six months ended June 30, 2020 is provided below.

Three Months Ended June 30	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2020 Revenue	$199.3	$193.3	$122.9	$(0.8)	$514.7
Acquisitions	—	(4.7)	(2.8)	—	(7.5)
Foreign currency translation	8.0	5.4	0.3	—	13.7
2020 Organic revenue	$207.3	$194.0	$120.4	$(0.8)	$520.9
2019 Revenue	$317.7	$232.6	$170.2	$(0.6)	$719.9
Organic (decline) growth	(110.4)	(38.6)	(49.8)	(0.2)	(199.0)
Percentage change	(34.7)%	(16.6)%	(29.3)%		(27.6)%

Six Months Ended June 30
2020 Revenue	$497.2	$420.6	$261.6	$(1.4)	$1,178.0
Acquisitions	—	(18.6)	(5.8)	—	(24.4)
Foreign currency translation	15.8	9.4	0.9	—	26.1
2020 Organic revenue	$513.0	$411.4	$256.7	$(1.4)	$1,179.7
2019 Revenue	$632.9	$448.3	$335.2	$(1.0)	$1,415.4
Organic (decline) growth	(119.9)	(36.9)	(78.5)	(0.4)	(235.7)
Percentage change	(18.9)%	(8.2)%	(23.4)%		(16.7)%
•“Adjusted operating income” and “Adjusted segment operating income” are defined as operating income, adjusted to exclude special items that include, but are not limited to, asbestos-related impacts, restructuring, realignment, certain asset impairment charges, certain acquisition-related impacts, and unusual or infrequent operating items. Special items represent significant charges or credits that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. “Adjusted operating margin” and “Adjusted segment operating margin” are defined as adjusted operating income or adjusted segment operating income divided by revenue. We believe that these financial measures are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.

A reconciliation of operating income to adjusted operating income for the three and six months ended June 30, 2020 and 2019 is provided below.

Three Months Ended June 30, 2020	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income	$10.4	$18.5	$8.4	$37.3	$(16.8)	$20.5
Asbestos-related costs, net	—	—	—	—	16.0	16.0
Restructuring costs	14.0	7.8	5.2	27.0	0.9	27.9
Acquisition-related expenses	—	0.2	0.1	0.3	—	0.3
Realignment costs and other	—	—	—	—	(0.6)	(0.6)
Adjusted operating income (loss)	$24.4	$26.5	$13.7	$64.6	$(0.5)	$64.1
Adjusted operating margin	12.2%	13.7%	11.1%	12.6%		12.5%

Six Months Ended June 30, 2020
Operating income	$63.5	$27.4	$24.3	$115.2	$14.6	$129.8
Asbestos-related benefit, net	—	—	—	—	(24.7)	(24.7)
Asset impairment charges(b)	—	16.3	—	16.3	—	16.3
Restructuring costs	14.0	7.9	6.7	28.6	2.4	31.0
Acquisition-related expenses	—	0.5	0.2	0.7	—	0.7
Realignment costs and other	—	—	—	—	(0.3)	(0.3)
Adjusted operating income (loss)	$77.5	$52.1	$31.2	$160.8	$(8.0)	$152.8
Adjusted operating margin	15.6%	12.4%	11.9%	13.7%		13.0%

Three Months Ended June 30, 2019	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income	$52.0	$26.0	$29.6	$107.6	$(21.6)	$86.0
Asbestos-related costs, net	—	—	—	—	11.8	11.8
Restructuring costs	3.1	0.1	(0.2)	3.0	0.1	3.1
Acquisition-related expenses	—	2.9	0.8	3.7	—	3.7
Realignment costs and other(a)	1.3	—	—	1.3	—	1.3
Adjusted operating income (loss)	$56.4	$29.0	$30.2	$115.6	$(9.7)	$105.9
Adjusted operating margin	17.8%	12.5%	17.7%	16.1%		14.7%

Six Months Ended June 30, 2019
Operating income	$112.9	$48.2	$57.0	$218.1	$(41.5)	$176.6
Asbestos-related costs, net	—	—	—	—	24.4	24.4
Restructuring costs	3.8	0.4	(0.1)	4.1	0.1	4.2
Acquisition-related expenses	—	2.9	0.8	3.7	—	3.7
Realignment costs and other(a)	1.3	0.5	0.3	2.1	(0.3)	1.8
Adjusted operating income (loss)	$118.0	$52.0	$58.0	$228.0	$(17.3)	$210.7
Adjusted operating margin	18.6%	11.6%	17.3%	16.1%		14.9%
(a)Realignment and other in 2019 include costs associated with a legal matter at MT, a management reorganization at IP, as well as costs associated with a resolved DOJ civil matter at CCT.
(b)Asset impairment charges in 2020 are related to a business within IP that primarily serves the global upstream oil and gas market.
•“Adjusted income from continuing operations” is defined as income from continuing operations attributable to ITT Inc. adjusted to exclude special items that include, but are not limited to, asbestos-related impacts, restructuring, realignment, certain asset impairment charges, pension termination and settlement impacts, certain acquisition-related impacts, income tax settlements or adjustments, and unusual or infrequent items. Special items represent significant charges or credits, on an after-tax basis, that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. The after-tax basis of each special item is determined using the jurisdictional tax rate of where the expense or benefit occurred. “Adjusted income from continuing operations per diluted share” (Adjusted EPS) is defined as adjusted income from continuing operations divided by diluted weighted average common shares outstanding. We believe that adjusted income from continuing operations and adjusted EPS are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.
A reconciliation of income from continuing operations to adjusted income from continuing operations, for the three and six months ended June 30, 2020 and 2019 is provided below.

	Three Months		Six Months
For the Periods Ended June 30	2020	2019	2020	2019
Income from continuing operations attributable to ITT Inc.	$46.4	$66.9	$130.1	$138.2
Net asbestos-related costs (benefit), net of tax (benefit) expense of ($3.5), ($2.7) $5.4 and $(5.7), respectively	12.5	9.1	(19.3)	18.7
Asset impairment charges, net of tax benefit of $0.0, $0.0, $0.1 and $0.0, respectively(a)	—	—	16.2	—
Restructuring costs, net of tax benefit of $6.8, $0.9, $7.6 and $1.2, respectively	21.1	2.2	23.4	3.0
Acquisition-related costs, net of tax benefit of $0.0, $0.9 $0.0, and $0.9 respectively	0.3	2.8	0.7	2.8
Tax-related special items(b)	(31.2)	0.6	(33.2)	(0.5)
Realignment costs and other, net of tax benefit of $0.2, $0.2, $0.6 and $0.3, respectively(c)	0.6	1.1	1.9	1.5
Adjusted income from continuing operations	$49.7	$82.7	$119.8	$163.7
Income from continuing operations attributable to ITT Inc. per diluted share (EPS)	$0.53	$0.75	$1.49	$1.56
Adjusted EPS	$0.57	$0.93	$1.37	$1.85
(a)Asset impairment charges in 2020 are related to a business within IP that primarily serves the global upstream oil and gas market.
(b)Tax-related special items in 2020 and 2019 include the release of a valuation allowance. Tax-related special items in 2019 also include excess tax benefits related to stock compensation, partially offset by tax expense on undistributed foreign earnings.
(c)Realignment costs and other in 2020 include costs associated with the termination of U.S. Qualified pension plan at Corporate. Realignment costs and other in 2019 primarily relate to costs associated with a legal matter at MT, a management reorganization at IP, as well as costs associated with a resolved DOJ civil matter at CCT.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2, Recent Accounting Pronouncements, to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2019 Annual Report.
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
There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. In addition, we have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees continue to work remotely during the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next 10 years is not reasonably estimable due to the variables and uncertainties inherent in the long-term projection of the Company’s asbestos exposures and potential recoveries. As of June 30, 2020, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $803.8, including expected legal fees, and an associated asset of $405.3 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $398.5.
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
The pandemic outbreak of COVID-19 has surfaced in nearly all regions around the world. The COVID-19 pandemic and the resulting measures by federal, state and local governments to contain the outbreak have caused, and continue to cause, significant disruptions in our businesses and in global markets where we operate. These disruptions may have a material adverse effect on our financial condition and results of operations due to, among other potential events and circumstances, the occurrence of the following:
•partial or full closure of our offices or manufacturing facilities, either voluntarily or in response to government mandates, including as a result of an outbreak of COVID-19 that directly affects our workforce;
•lower production capacity and labor productivity due to employee illness, loss of key personnel, increased absenteeism, inability to travel, or the implementation of government mandated or voluntary preventative measures such as reductions in operating hours;
•reduced sales related to decreased customer demand and spending, order push-outs, order cancellations or unfavorable pricing dynamics;
•missed or late deliveries due to disruptions in our global supply chain, delayed supplier deliveries, or the inability to procure supplier inputs at reasonable prices or at all;
•delays in collections or an inability to collect on customer receivables;
•customer or supplier bankruptcy;
•liquidity challenges including an inability to pay suppliers and vendors;
•difficulty accessing capital markets;
•increasing indebtedness due to our need to increase borrowing to fund operations during a period of reduced revenue; and
•delays in capital investments or research and development.
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
The businesses of many of our customers, particularly those in the oil and gas, chemical, and mining industries, which represented approximately 10%, 9%, and 3%, respectively, of our 2019 revenue, are to varying degrees cyclical and have experienced, and may in the future experience, periodic downturns of varying severity. For example, the volatility of the oil and gas market has generally been dependent upon the prevailing view of future gas and oil prices, which are influenced by numerous supply and demand factors, including availability and cost of capital, global and domestic economic conditions, environmental regulations, policies of OPEC countries and Russia, and other factors. Actions taken by Saudi Arabia and Russia and the COVID-19 pandemic have caused a worldwide oversupply in oil and gas, resulting in significant reductions in oil and gas prices. Our customers in these industries, particularly those whose demand for our products and services is primarily profit-driven, historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. Additionally, fluctuating energy demand forecasts and commodity pricing and other macroeconomic factors may cause our customers to be more conservative in their capital planning, which could reduce demand for our products and services. Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in our industry. These factors could have a material adverse effect on our business, results of operations and financial condition.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer and affiliated purchasers
We did not make any open-market share repurchases of our common stock during the quarter ended June 30, 2020. We routinely receive shares of our common stock as payment for the withholding of taxes due on vested restricted stock awards from stock-based compensation program participants.
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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were €2.2 euros and €1.5 euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of €1.3 euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through June 30, 2020, however, Bornemann did pay fees of approximately €5 thousand euros during the six months ended June 30, 2020 and approximately €11 thousand euros during 2019 to the German financial institution which is maintaining the Bond.

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

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Condensed Financial Statements, and (vii) Cover Page

(104)	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ John Capela
John Capela
Chief Accounting Officer
(Principal Accounting Officer)
July 31, 2020