Form 10-Q
period 2020-09-30
ITT Inc.
filed 2020-10-30
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of October 28, 2020, there were 86.4 million shares of common stock ($1 par value per share) of the issuer outstanding.

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
•fluctuations in demand or customers’ levels of capital investment and maintenance expenditures, especially in the oil and gas, chemical, and mining markets, or changes in our customers’ anticipated production schedules, especially in the commercial aerospace market;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months		Nine Months
For the Periods Ended September 30	2020	2019	2020	2019
Revenue	$591.2	$711.9	$1,769.2	$2,127.3
Costs of revenue	400.6	480.6	1,205.6	1,445.2
Gross profit	190.6	231.3	563.6	682.1
General and administrative expenses	47.1	61.9	148.8	175.3
Sales and marketing expenses	33.4	41.6	110.7	124.5
Research and development expenses	19.7	23.8	61.3	73.1
Asbestos-related costs (benefit), net	141.4	(56.2)	116.7	(31.8)
Restructuring costs	11.5	6.7	42.5	10.9
Asset impairment charges	—	1.0	16.3	1.0
Operating (loss) income	(62.5)	152.5	67.3	329.1
Interest and non-operating expenses (income), net	1.2	(0.4)	4.0	(1.3)
(Loss) income from continuing operations before income tax expense	(63.7)	152.9	63.3	330.4
Income tax (benefit) expense	(16.2)	34.1	(19.6)	73.1
(Loss) income from continuing operations	(47.5)	118.8	82.9	257.3
Income (loss) from discontinued operations, net of tax benefit (expense) of $0.5, $0.1, $(0.2) and $0.1, respectively	1.2	(0.1)	3.9	(0.2)
Net (loss) income	(46.3)	118.7	86.8	257.1
Less: Income attributable to noncontrolling interests	0.5	0.1	0.8	0.4
Net (loss) income attributable to ITT Inc.	$(46.8)	$118.6	$86.0	$256.7

Amounts attributable to ITT Inc.:
(Loss) income from continuing operations, net of tax	$(48.0)	$118.7	$82.1	$256.9
Income (loss) from discontinued operations, net of tax	1.2	(0.1)	3.9	(0.2)
Net (loss) income attributable to ITT Inc.	$(46.8)	$118.6	$86.0	$256.7

Earnings (loss) per share attributable to ITT Inc.:
Basic:
Continuing operations	$(0.55)	$1.35	$0.95	$2.93
Discontinued operations	0.01	—	0.04	—
Net (loss) income	$(0.54)	$1.35	$0.99	$2.93
Diluted:
Continuing operations	$(0.55)	$1.34	$0.94	$2.90
Discontinued operations	0.01	—	0.04	—
Net (loss) income	$(0.54)	$1.34	$0.98	$2.90
Weighted average common shares – basic	86.4	87.8	86.8	87.7
Weighted average common shares – diluted	86.4	88.7	87.4	88.6
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the statements of operations.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months		Nine Months
For the Periods Ended September 30	2020	2019	2020	2019
Net (loss) income	$(46.3)	$118.7	$86.8	$257.1
Other comprehensive income (loss):
Net foreign currency translation adjustment	23.5	(34.4)	(25.7)	(31.5)
Net change in postretirement benefit plans, net of tax benefits of $0.6, $0.7, $1.2 and $1.1, respectively	1.8	2.3	3.6	3.4
Other comprehensive income (loss)	25.3	(32.1)	(22.1)	(28.1)
Comprehensive (loss) income	(21.0)	86.6	64.7	229.0
Less: Comprehensive income attributable to noncontrolling interests	0.5	0.1	0.8	0.4
Comprehensive (loss) income attributable to ITT Inc.	$(21.5)	$86.5	$63.9	$228.6
Disclosure of reclassification adjustments to postretirement benefit plans
Reclassification adjustments (see Note 15):
Amortization of prior service benefit, net of tax expense of $(0.3), $(0.3), $(0.9) and $(0.8), respectively	$(1.0)	$(0.8)	$(2.9)	$(2.5)
Amortization of net actuarial loss, net of tax benefits of $0.6, $0.5, $1.8 and $1.4, respectively	1.8	1.4	5.5	4.2
Other adjustments:
Net actuarial gain, net of tax expense of $0.3, $0.5, $0.3 and $0.5, respectively	1.0	1.7	1.0	1.7
Net change in postretirement benefit plans, net of tax	$1.8	$2.3	$3.6	$3.4
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the statements of comprehensive income.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$782.3	$612.1
Receivables, net	490.2	578.4
Inventories, net	378.5	392.9
Other current assets	171.8	153.4
Total current assets	1,822.8	1,736.8
Plant, property and equipment, net	505.7	531.5
Goodwill	928.9	927.2
Other intangible assets, net	112.2	138.0
Asbestos-related assets	318.4	319.6
Deferred income taxes	182.3	138.1
Other non-current assets	306.1	316.5
Total non-current assets	2,353.6	2,370.9
Total assets	$4,176.4	$4,107.7
Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper and current maturities of long-term debt	$118.7	$86.5
Accounts payable	300.5	332.4
Accrued liabilities	446.8	430.8
Total current liabilities	866.0	849.7
Asbestos-related liabilities	856.7	731.6
Postretirement benefits	213.9	213.9
Other non-current liabilities	215.3	234.7
Total non-current liabilities	1,285.9	1,180.2
Total liabilities	2,151.9	2,029.9
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 86.4 shares and 87.8 shares, respectively	86.4	87.8
Retained earnings	2,341.9	2,372.4
Total accumulated other comprehensive loss	(407.4)	(385.3)
Total ITT Inc. shareholders’ equity	2,020.9	2,074.9
Noncontrolling interests	3.6	2.9
Total shareholders’ equity	2,024.5	2,077.8
Total liabilities and shareholders’ equity	$4,176.4	$4,107.7
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the balance sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Nine Months Ended September 30	2020	2019
Operating Activities
Income from continuing operations attributable to ITT Inc.	$82.1	$256.9
Adjustments to income from continuing operations:
Depreciation and amortization	82.0	81.1
Equity-based compensation	9.7	12.3
Asbestos-related costs (benefit), net	116.7	(31.8)
Asset impairment charges	16.3	1.0
Other non-cash charges, net	33.5	24.9
Asbestos-related payments, net	(8.9)	(20.1)
Contributions to postretirement plans	(7.2)	(19.7)
Changes in assets and liabilities:
Change in receivables	77.8	(41.9)
Change in inventories	13.8	(28.2)
Change in contract assets	0.4	(13.4)
Change in contract liabilities	1.7	(9.1)
Change in accounts payable	(34.8)	3.6
Change in accrued expenses	15.2	(7.2)
Change in income taxes	(63.9)	23.3
Other, net	(16.3)	(10.0)
Net Cash – Operating activities	318.1	221.7
Investing Activities
Capital expenditures	(47.6)	(69.3)
Acquisitions, net of cash acquired	(4.7)	(113.1)
Other, net	1.9	1.6
Net Cash – Investing activities	(50.4)	(180.8)
Financing Activities
Commercial paper, net borrowings	30.7	11.5
Short-term revolving loans, borrowings	495.8	—
Short-term revolving loans, repayments	(524.7)	—
Long-term debt, issued	1.5	7.1
Long-term debt, repayments	(1.3)	(2.1)
Repurchase of common stock	(83.9)	(38.3)
Proceeds from issuance of common stock	1.7	11.6
Dividends paid	(29.7)	(26.1)
Other, net	—	(0.6)
Net Cash – Financing activities	(109.9)	(36.9)
Exchange rate effects on cash and cash equivalents	12.2	(10.6)
Net Cash – Operating activities of discontinued operations	0.2	1.1
Net change in cash and cash equivalents	170.2	(5.5)
Cash and cash equivalents – beginning of year (includes restricted cash of $0.8 and $1.0, respectively)	612.9	562.2
Cash and cash equivalents – end of period (includes restricted cash of $0.8 and $1.0, respectively)	$783.1	$556.7
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$2.6	$2.2
Income taxes, net of refunds received	$40.9	$47.9
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the statements of cash flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)

December 31, 2019	87.8	$87.8	$2,372.4	$(385.3)	$2.9	$2,077.8

Net income	—	—	84.8	—	0.3	85.1
Activity from stock incentive plans	0.4	0.4	2.2	—	—	2.6
Share repurchases	(1.9)	(1.9)	(81.5)	—	—	(83.4)
Cumulative adjustment for accounting change	—	—	(1.2)	—	—	(1.2)
Dividends declared ($0.169 per share)	—	—	(14.9)	—	—	(14.9)
Total other comprehensive loss, net of tax	—	—	—	(50.4)	—	(50.4)
March 31, 2020	86.3	$86.3	$2,361.8	$(435.7)	$3.2	$2,015.6

Net income	—	—	48.0	—	—	48.0
Activity from stock incentive plans	—	—	3.3	—	—	3.3
Share repurchases	—	—	(0.3)	—	—	(0.3)
Dividends declared ($0.169 per share)	—	—	(14.6)	—	—	(14.6)
Total other comprehensive income, net of tax	—	—	—	3.0	—	3.0
June 30, 2020	86.3	$86.3	$2,398.2	$(432.7)	$3.2	$2,055.0

Net (loss) income	—	—	(46.8)	—	0.5	(46.3)
Activity from stock incentive plans	0.1	0.1	5.4	—	—	5.5
Share repurchases	—	—	(0.2)	—	—	(0.2)
Dividends declared ($0.169 per share)	—	—	(14.7)	—	—	(14.7)
Total other comprehensive income, net of tax	—	—	—	25.3	—	25.3
Other	—	—	—	—	(0.1)	(0.1)
September 30, 2020	86.4	$86.4	$2,341.9	$(407.4)	$3.6	$2,024.5

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Continued)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)

December 31, 2018	87.6	$87.6	$2,110.3	$(375.5)	$2.5	$1,824.9

Net income	—	—	71.3	—	0.1	71.4
Activity from stock incentive plans	0.6	0.6	8.9	—	—	9.5
Share repurchases	(0.4)	(0.4)	(19.5)	—	—	(19.9)
Dividends declared ($0.147 per share)	—	—	(12.9)	—	—	(12.9)
Total other comprehensive loss, net of tax	—	—	—	(1.8)	—	(1.8)
Other	—	—	—	—	0.1	0.1
March 31, 2019	87.8	$87.8	$2,158.1	$(377.3)	$2.7	$1,871.3

Net income	—	—	66.8	—	0.2	67.0
Activity from stock incentive plans	0.1	0.1	7.1	—	—	7.2
Share repurchases	—	—	(0.1)	—	—	(0.1)
Dividends declared ($0.147 per share)	—	—	(13.1)	—	—	(13.1)
Dividend to noncontrolling interest	—	—	—	—	(0.7)	(0.7)
Total other comprehensive income, net of tax	—	—	—	5.8	—	5.8
June 30, 2019	87.9	$87.9	$2,218.8	$(371.5)	$2.2	$1,937.4

Net income	—	—	118.6	—	0.1	118.7
Activity from stock incentive plans	—	—	7.2	—	—	7.2
Share repurchases	(0.3)	(0.3)	(18.0)	—	—	(18.3)
Dividends declared ($0.147 per share)	—	—	(13.0)	—	—	(13.0)
Total other comprehensive loss, net of tax	—	—	—	(32.1)	—	(32.1)
September 30, 2019	87.6	$87.6	$2,313.6	$(403.6)	$2.3	$1,999.9
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
Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions) necessary to state fairly the financial position, results of operations, and cash flows for the periods presented. The Consolidated Condensed Balance Sheet as of December 31, 2019, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K (2019 Annual Report) for the year ended December 31, 2019 but does not include all disclosures required by GAAP. We consistently applied the accounting policies described in the 2019 Annual Report in preparing these unaudited financial statements, other than those related to new accounting standards adopted during the period, refer to Note 2 Recent Accounting Pronouncements, for further information. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2019 Annual Report.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available and may be impacted by the duration and severity of the pandemic. Estimates and assumptions are used for, but not limited to, asbestos-related liabilities and recoveries from insurers, revenue recognition, unrecognized tax benefits, deferred tax valuation allowances, projected benefit obligations for postretirement plans, accounting for business combinations, goodwill and other intangible asset impairment testing, environmental liabilities and assets, allowance for credit losses and inventory valuation. Actual results could differ from these estimates. In the third quarter of 2020, in connection with our annual asbestos remeasurement, we extended the measurement period over which we estimate our asbestos liability to include unasserted claims through 2052. Refer to Note 19 Commitments and Contingencies, for further information.
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

	Revenue		Operating Income		Operating Margin
For the Three Months Ended September 30	2020	2019	2020	2019	2020	2019
Motion Technologies	$271.8	$304.5	$50.4	$56.7	18.5%	18.6%
Industrial Process	194.1	240.3	17.1	22.0	8.8%	9.2%
Connect & Control Technologies	125.9	167.9	16.4	28.4	13.0%	16.9%
Total segment results	591.8	712.7	83.9	107.1	14.2%	15.0%
Asbestos-related (costs) benefit, net	—	—	(141.4)	56.2	—	—
Eliminations / Other Corporate costs	(0.6)	(0.8)	(5.0)	(10.8)	—	—
Total Eliminations / Corporate and other costs	(0.6)	(0.8)	(146.4)	45.4	—	—
Total	$591.2	$711.9	$(62.5)	$152.5	(10.6)%	21.4%
	Revenue		Operating Income		Operating Margin
For the Nine Months Ended September 30	2020	2019	2020	2019	2020	2019
Motion Technologies	$769.0	$937.4	$113.9	$169.6	14.8%	18.1%
Industrial Process	614.7	688.6	44.5	70.2	7.2%	10.2%
Connect & Control Technologies	387.5	503.1	40.7	85.4	10.5%	17.0%
Total segment results	1,771.2	2,129.1	199.1	325.2	11.3%	15.3%
Asbestos-related (costs) benefit, net	—	—	(116.7)	31.8	—	—
Eliminations / Other Corporate costs	(2.0)	(1.8)	(15.1)	(27.9)	—	—
Total Eliminations / Corporate and other costs	(2.0)	(1.8)	(131.8)	3.9	—	—
Total	$1,769.2	$2,127.3	$67.3	$329.1	3.8%	15.5%

As of and for the Nine Months Ended September 30	Total Assets		Capital Expenditures		Depreciation & Amortization
	2020	2019(a)	2020	2019	2020	2019
Motion Technologies	$1,142.2	$1,178.2	$32.0	$44.8	$44.5	$42.9
Industrial Process	1,043.1	1,137.8	6.2	8.5	18.0	19.8
Connect & Control Technologies	732.2	755.6	8.4	13.4	17.5	15.9
Corporate	1,258.9	1,036.1	1.0	2.6	2.0	2.5
Total	$4,176.4	$4,107.7	$47.6	$69.3	$82.0	$81.1
(a)Amounts reflect balances as of December 31, 2019.

NOTE 4
REVENUE
The following table represents our revenue disaggregated by end market for the three and nine months ended September 30, 2020 and 2019.

For the Three Months Ended September 30, 2020	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$268.6	$—	$—	$—	$268.6
Chemical and industrial pumps	—	154.3	—	—	154.3
Aerospace and defense	1.0	—	67.1	—	68.1
Oil and gas	—	39.8	7.4	—	47.2
General industrial	2.2	—	51.4	(0.6)	53.0
Total	$271.8	$194.1	$125.9	$(0.6)	$591.2

For the Nine Months Ended September 30, 2020
Auto and rail	$756.6	$—	$—	$(0.1)	$756.5
Chemical and industrial pumps	—	474.4	—	—	474.4
Aerospace and defense	5.5	—	217.8	—	223.3
Oil and gas	—	140.3	22.9	—	163.2
General industrial	6.9	—	146.8	(1.9)	151.8
Total	$769.0	$614.7	$387.5	$(2.0)	$1,769.2

For the Three Months Ended September 30, 2019	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$301.1	$—	$—	$—	$301.1
Chemical and industrial pumps	—	185.7	—	—	185.7
Aerospace and defense	1.1	—	104.0	—	105.1
Oil and gas	—	54.6	11.4	—	66.0
General industrial	2.3	—	52.5	(0.8)	54.0
Total	$304.5	$240.3	$167.9	$(0.8)	$711.9

For the Nine Months Ended September 30, 2019
Auto and rail	$923.2	$—	$—	$(0.1)	$923.1
Chemical and industrial pumps	—	515.9	—	—	515.9
Aerospace and defense	6.2	—	308.8	—	315.0
Oil and gas	—	172.7	30.0	—	202.7
General industrial	8.0	—	164.3	(1.7)	170.6
Total	$937.4	$688.6	$503.1	$(1.8)	$2,127.3
Contract Assets and Liabilities
Contract assets consist of unbilled amounts where revenue recognized exceeds customer billings, net of allowances for credit losses. Contract liabilities consist of advance payments and billings in excess of revenue recognized. The following table represents our net contract assets and liabilities as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019	Change
Current contract assets, net	$17.4	$18.0	(3.3)%
Current contract liabilities	(57.4)	(57.4)	—%
Net contract liabilities	$(40.0)	$(39.4)	1.5%

During the three and nine months ended September 30, 2020, we recognized revenue of $8.8 and $47.1, respectively, related to contract liabilities as of December 31, 2019. The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of September 30, 2020 was $812.3. Of this amount, we expect to recognize approximately $390 to $410 of revenue during 2020 and the remainder in 2021 and 2022.
NOTE 5
RESTRUCTURING ACTIONS
We have initiated various restructuring actions throughout our businesses during the past two years, including the 2020 Global Restructuring Plan described below. There were no other restructuring actions considered individually significant. The following table summarizes the total restructuring costs presented separately in our Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2020 and 2019.

	Three Months		Nine Months
For the Periods Ended September 30	2020	2019	2020	2019
Severance and other employee-related	$10.9	$6.5	$41.8	$10.5
Other	0.6	0.2	0.7	0.4
Total restructuring costs	$11.5	$6.7	$42.5	$10.9
By segment:
Motion Technologies	$—	$0.7	$14.0	$4.5
Industrial Process	10.2	5.1	18.1	5.5
Connect & Control Technologies	1.3	0.9	8.0	0.8
Corporate and Other	—	—	2.4	0.1
The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Condensed Balance Sheet within accrued liabilities, for the nine months ended September 30, 2020 and 2019.

	2020	2019
Beginning balance - January 1	$7.5	$6.7
Restructuring costs	43.3	11.6
Reversal of prior accruals	(0.8)	(0.7)
Cash payments	(24.5)	(7.8)
Foreign exchange translation and other	0.7	(0.4)
Ending balance - September 30	$26.2	$9.4
By accrual type:
Severance and other employee-related	$25.8	$9.1
Other	0.4	0.3
2020 Global Restructuring Plan
During 2020, the Company initiated an organizational-wide restructuring plan to reduce the overall cost structure of the Company primarily in response to an anticipated reduction in demand from the COVID-19 pandemic. As a result, the Company expects to incur cash restructuring charges of $55.0, principally related to involuntary severance costs, and expects these actions to be substantially complete in 2020. The table below summarizes the total expected restructuring costs and the total restructuring costs incurred to date by segment related to the 2020 Global Restructuring Plan.

	Expected Costs	Incurred to Date
Motion Technologies	$14.0	$14.0
Industrial Process	27.7	18.6
Connect & Control Technologies	10.9	8.3
Corporate and Other	2.4	2.4
Total	$55.0	$43.3
The following table displays a rollforward of the restructuring accruals related to the 2020 Global Restructuring Plan:

Beginning balance - January 1	$—
Restructuring costs	43.3
Cash payments	(19.8)
Foreign exchange translation and other	0.4
Ending balance - September 30	$23.9
NOTE 6
INCOME TAXES

	Three Months			Nine Months
For the Periods Ended September 30	2020	2019	Change	2020	2019	Change
Income tax (benefit) expense	$(16.2)	$34.1	(147.5)%	$(19.6)	$73.1	(126.8)%
Effective tax rate	25.4%	22.3%	310bp	(31.0)%	22.1%	**
** Resulting basis point change not considered meaningful.
The income tax benefit and effective tax rate for the three and nine months ended September 30, 2020 primarily reflects the tax effect of the $135.9 asbestos remeasurement charge recognized during the third quarter. Additionally, the effective tax rate during the third quarter of 2020 includes a benefit of $3.2 related to previously unrecognized tax benefits from statute of limitations expirations. The effective tax rate for the nine month period of 2020 also includes tax benefits of $27.2 resulting from a recently completed internal reorganization in Europe. This reorganization resulted in a refined projection of future earnings, which will result in the realization of a portion of our deferred tax assets.
The Company’s financial condition and results of operations have been and are expected to continue to be adversely affected by the COVID-19 pandemic and the governmental and market reactions to COVID-19. The impacts on earnings have already had, and will continue to have, an impact on the Company’s overall effective tax rate throughout the year.
The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. During the nine months ended September 30, 2020, the Company recognized a benefit of $8.7 from the CARES Act. The benefit was recorded in operating income and was related to the employer portion of payroll taxes. Certain non-U.S. jurisdictions have enacted similar stimulus measures. We continue to monitor any effects that may result from the CARES Act or other similar legislation globally.
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
NOTE 7
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT for the three and nine months ended September 30, 2020 and 2019.

	Three Months		Nine Months
For the Periods Ended September 30	2020	2019	2020	2019
Basic weighted average common shares outstanding	86.4	87.8	86.8	87.7
Add: Dilutive impact of outstanding equity awards	—	0.9	0.6	0.9
Diluted weighted average common shares outstanding	86.4	88.7	87.4	88.6
The three months ended September 30, 2020, excludes 0.5 of outstanding equity awards that, if included, would have an anti-dilutive effect on the diluted earnings per share. There were no anti-dilutive shares in any other periods.
NOTE 8
RECEIVABLES, NET

	September 30, 2020	December 31, 2019
Trade accounts receivable	$476.9	$562.3
Notes receivable	11.8	6.2
Other	19.7	21.2
Receivables, gross	508.4	589.7
Less: Allowance for credit losses - receivables	(18.2)	(11.3)
Receivables, net	$490.2	$578.4
Allowance for Credit Losses
We determine our allowance for credit losses using a combination of factors to reduce our trade receivables and contract asset balances to the net amount expected to be collected. The allowance was based on a variety of factors including the length of time receivables were past due, macroeconomic trends and conditions, significant one-time events, historical experience, and expectations of future economic conditions. We also record an allowance for individual accounts when we become aware of specific customer circumstances, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable. If circumstances related to the specific customer change, we adjust estimates of the recoverability of receivables as appropriate. Our allowance for credit losses for the nine months ended September 30, 2020 includes our estimate of the impact of the COVID-19 pandemic and declines in the oil and gas market and will be adjusted in subsequent periods as circumstances develop and we gain better insight into the future impacts of the pandemic. We believe these events may impact our ability to collect from certain customers depending on the end market we serve and customer profile.
The following table displays our allowance for credit losses for receivables and contract assets.

	September 30, 2020	December 31, 2019
Allowance for credit losses - receivables	$18.2	$11.3
Allowance for credit losses - contract assets	0.5	1.5
Total allowance for credit losses	$18.7	$12.8

The follow table displays a rollforward of the total allowance for credit losses for the nine months ended September 30, 2020.

Total allowance for credit losses - January 1	$12.8
Impact of adoption of ASU 2016-13 (See Note 2)	1.7
Charges to income	9.2
Write-offs	(5.1)
Foreign currency and other	0.1
Total allowance for credit losses - September 30	$18.7
NOTE 9
INVENTORIES, NET

	September 30, 2020	December 31, 2019
Finished goods	$57.6	$80.7
Work in process	79.6	83.9
Raw materials	241.3	228.3
Inventories, net	$378.5	$392.9
NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS

	September 30, 2020	December 31, 2019
Asbestos-related assets(a)	$91.0	$67.2
Advance payments and other prepaid expenses	31.3	45.4
Current contract assets, net	17.4	18.0
Prepaid income taxes	30.6	20.6
Other	1.5	2.2
Other current assets	$171.8	$153.4
Other employee benefit-related assets	$137.6	$133.6
Operating lease right-of-use assets	87.9	91.7
Capitalized software costs	25.2	30.1
Environmental-related assets	19.6	22.2
Equity method investments	10.0	9.8
Other	25.8	29.1
Other non-current assets	$306.1	$316.5
(a)The increase in asbestos-related assets as of September 30, 2020 primarily relates to a June 2020 settlement agreement with an insurer accelerating payments previously included in a buyout agreement. Refer to Note 19, Commitments and Contingencies, for further information.

Subsequent Event
In October 2020, we signed a lease to relocate our corporate headquarters to Stamford, Connecticut. We plan to move to the new location in early 2021. The lease has a fixed, noncancellable term of 12 years with two five-year renewal options. As a result, in the fourth quarter of 2020, we expect to recognize a non-cash operating lease right-of-use asset of approximately $10, within other non-current assets. The lease for our current corporate headquarters in White Plains, New York has a right-of-use asset of $4.1 as of September 30, 2020 and we are currently evaluating the accounting impact.

NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET

	Useful life (in years)	September 30, 2020	December 31, 2019
Machinery and equipment	2 - 10	$1,160.8	$1,128.9
Buildings and improvements	5 - 40	275.3	279.3
Furniture, fixtures and office equipment	3 - 7	79.1	79.8
Construction work in progress		43.6	48.8
Land and improvements		32.9	33.3
Other		5.1	10.5
Plant, property and equipment, gross		1,596.8	1,580.6
Less: Accumulated depreciation		(1,091.1)	(1,049.1)
Plant, property and equipment, net		$505.7	$531.5
Depreciation expense of $21.0 and $20.7, and $62.2 and $61.4 was recognized in the three and nine months ended September 30, 2020 and 2019, respectively.
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
NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the nine months ended September 30, 2020 by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2019	$293.6	$354.1	$279.5	$927.2
Adjustments to purchase price allocations	—	(2.5)	—	(2.5)
Foreign exchange translation	0.5	3.2	0.5	4.2
Goodwill - September 30, 2020	$294.1	$354.8	$280.0	$928.9
Adjustments to purchase price allocations is related to our 2019 acquisition of Rheinhütte Pumpen Group (Rheinhütte). Refer to Note 20, Acquisitions, for additional information.

Other Intangible Assets, Net
Information regarding our other intangible assets is as follows:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$162.3	$(98.2)	$64.1	$176.3	$(99.6)	$76.7
Proprietary technology	46.3	(22.3)	24.0	58.4	(28.1)	30.3
Patents and other	10.5	(8.4)	2.1	21.8	(13.0)	8.8
Finite-lived intangible total	219.1	(128.9)	90.2	256.5	(140.7)	115.8
Indefinite-lived intangibles	22.0	—	22.0	22.2	—	22.2
Other intangible assets	$241.1	$(128.9)	$112.2	$278.7	$(140.7)	$138.0
As a result of the global COVID-19 pandemic combined with a decline in the upstream oil and gas market, during the first quarter of 2020, we determined that certain intangible assets within the IP segment including an indefinite-lived trademark, customer relationships and proprietary technology, would not be recoverable resulting in an impairment of $12.3. Significant additional adverse changes to the economic environment and future cash flows of other businesses could cause us to record additional impairment charges in future periods, which may be material. In addition, during the first quarter of 2020, we reclassified a trademark intangible asset with a net book value of $5.5, previously included within patents and other, to indefinite-lived intangibles as we suspended our company re-branding project.
Amortization expense related to finite-lived intangible assets was $4.4 and $5.3, and $13.4 and $13.3 for the three and nine months ended September 30, 2020 and 2019, respectively. Estimated amortization expense for each of the five succeeding years is as follows:

2020	$4.2
2021	16.3
2022	16.2
2023	14.4
2024	9.0
2025	7.9
Thereafter	22.2

NOTE 13
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	September 30, 2020	December 31, 2019
Compensation and other employee-related benefits	$139.7	$145.4
Asbestos-related liability	91.3	86.0
Contract liabilities and other customer-related liabilities	75.8	74.6
Accrued restructuring costs	26.2	7.5
Accrued income taxes and other tax-related liabilities	24.5	27.0
Accrued warranty costs	19.2	18.5
Operating lease liabilities	19.0	19.9
Environmental liabilities and other legal matters	16.9	17.9
Other	34.2	34.0
Accrued liabilities	$446.8	$430.8
Operating lease liabilities	$73.4	$76.0
Environmental liabilities	52.5	55.8
Compensation and other employee-related benefits	29.6	32.4
Deferred income taxes and other tax-related liabilities	15.4	24.0
Other	44.4	46.5
Other non-current liabilities	$215.3	$234.7
NOTE 14
DEBT

	September 30, 2020	December 31, 2019
Commercial paper	$116.3	$84.2
Current maturities of long-term debt and finance leases	2.4	2.3
Commercial paper and current maturities of long-term debt	118.7	86.5
Long-term debt and finance leases	13.5	12.9
Total debt and finance leases	$132.2	$99.4
Commercial Paper
Commercial paper outstanding as of September 30, 2020 and December 31, 2019 was $116.3 and $84.2, respectively, with a weighted average interest rate of 0.12% and 0.05%, respectively. Commercial paper was issued entirely under our Euro program and had maturity terms less than three months from the date of issuance.
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

The interest rate per annum on the Revolving Credit Agreement is based on the LIBOR rate of the currency we borrow in, adjusted for statutory reserve requirements, plus a margin of 1.1%. As of September 30, 2020 and December 31, 2019, we had no outstanding obligations under the credit facility. There is a 0.15% fee per annum applicable to the commitments under the Revolving Credit Agreement. The fees and margin are subject to adjustment should the Company’s credit ratings change.
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
On April 29, 2020, we entered into two 364-day term revolving credit agreements totaling $200 (the Incremental Revolving Credit Agreements) which provide the Company with additional liquidity in excess of the Revolving Credit Agreement. Borrowings are available in U.S. dollars and the interest rate per annum is based on the LIBOR rate, adjusted for statutory reserve requirements, plus a margin of up to 1.55%. The Incremental Revolving Credit Agreements are subject to fees of up to 0.35% per annum. The fees and margin are subject to adjustment should the Company’s credit ratings change. All other key provisions of the Incremental Revolving Credit Agreements mirror those of the Revolving Credit Agreement described above, including all covenants. In addition, the Incremental Revolving Credit Agreements did not violate any negative covenants associated with the existing Revolving Credit Agreement. There were no outstanding borrowings under the Incremental Revolving Credit Agreements as of September 30, 2020.
As of September 30, 2020, our interest coverage ratio and leverage ratios associated with short-term loans were within the prescribed thresholds.
NOTE 15
POSTRETIREMENT BENEFIT PLANS
The following table provides the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three and nine months ended September 30, 2020 and 2019.

	2020			2019
For the Three Months Ended September 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$0.4	$0.2	$0.6	$0.4	$0.2	$0.6
Interest cost	2.2	0.8	3.0	3.1	1.0	4.1
Expected return on plan assets	(2.2)	—	(2.2)	(3.8)	(0.1)	(3.9)
Amortization of prior service (benefit) cost	—	(1.3)	(1.3)	0.2	(1.3)	(1.1)
Amortization of net actuarial loss	1.8	0.6	2.4	1.3	0.6	1.9
Total net periodic benefit cost	$2.2	$0.3	$2.5	$1.2	$0.4	$1.6

	2020			2019
For the Nine Months Ended September 30	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$1.0	$0.6	$1.6	$1.1	$0.5	$1.6
Interest cost	6.8	2.2	9.0	9.4	3.0	12.4
Expected return on plan assets	(6.5)	—	(6.5)	(11.0)	(0.1)	(11.1)
Amortization of prior service (benefit) cost	—	(3.8)	(3.8)	0.6	(3.9)	(3.3)
Amortization of net actuarial loss	5.3	2.0	7.3	3.9	1.7	5.6
Total net periodic benefit cost	$6.6	$1.0	$7.6	$4.0	$1.2	$5.2

We made contributions to our global postretirement plans of $7.2 and $19.7 during the nine months ended September 30, 2020 and 2019, respectively, which included a discretionary contribution of $9 to our U.S. pension plan during 2019. Other than the cash contribution related to the U.S. qualified pension plan termination as described below, we expect to make contributions of approximately $3 to $5 during the remainder of 2020, principally related to our other employee-related benefit plans.
Amortization from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss was $0.8 and $0.6, and $2.6 and $1.7, net of tax, during the three and nine months ended September 30, 2020 and 2019, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.
U.S. Qualified Pension Plan Termination
In October 2020, the Company terminated its U.S. qualified pension plan by purchasing a group annuity contract from MassMutual Life Insurance Company (MassMutual), which will fully assume the responsibility for paying and administering pension benefits to approximately five thousand plan participants and their beneficiaries. MassMutual is a highly rated Fortune 100 insurance company that has a long history of efficiently providing and administering pension benefits. In connection with the plan termination, we will settle all future obligations under the plan by providing lump sum payments to eligible participants who elected to receive them, and by transferring the remaining projected benefit obligation to the insurance company. The termination was funded with plan assets of $321 and cash of $8.4. Consequently, in the fourth quarter of 2020, the Company will recognize a settlement charge in the range of $135 to $140 within non-operating expenses, which primarily represents the acceleration of deferred charges currently accrued in accumulated other comprehensive loss and derecognition of the net assets of the plan.
NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses. The following table provides the components of LTIP costs for the three and nine months ended September 30, 2020 and 2019.

	Three Months		Nine Months
For the Periods Ended September 30	2020	2019	2020	2019
Equity-based awards	$3.9	$3.9	$9.7	$12.3
Liability-based awards	0.3	0.3	0.2	1.7
Total share-based compensation expense	$4.2	$4.2	$9.9	$14.0
The decline in share-based compensation expense for equity-based awards during the nine months ended September 30, 2020 was driven by performance stock units which are evaluated each quarter to determine the likelihood of achieving certain performance targets. The change in share-based compensation expense for liability-based awards is driven by the change in ITT’s stock price. At September 30, 2020, there was $20.5 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 1.9 years. Additionally, unrecognized compensation cost related to liability-based awards was $1.5, which is expected to be recognized ratably over a weighted-average period of 1.9 years.
Year-to-Date 2020 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and vest on the completion of a three-year service period. During the nine months ended September 30, 2020, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.2	$59.42
Performance stock units (PSUs)	0.1	$63.92

During the nine months ended September 30, 2020 a nominal amount of non-qualified stock options were exercised resulting in proceeds of $1.7. During the nine months ended September 30, 2019, 0.3 of non-qualified stock options were exercised resulting in proceeds of $11.6. During the nine months ended September 30, 2020 and 2019, RSUs of 0.3 and 0.2, respectively, vested and were issued. During the nine months ended September 30, 2020 and 2019, PSUs of 0.2 that vested on December 31, 2019 and 2018, respectively, were issued.
NOTE 17
CAPITAL STOCK
On October 27, 2006, our Board of Directors approved a three-year, $1 billion share repurchase program (the 2006 Plan), which it modified in 2008 to make the term indefinite. On October 30, 2019, the Board of Directors approved a new indefinite term $500 share repurchase program (the 2019 Plan). During the first quarter of 2020, we completed the 2006 Plan and commenced repurchases under the 2019 Plan. During the nine months ended September 30, 2020 and 2019, we repurchased and retired 1.7 and 0.5 shares of common stock for $73.2 and $28.7, respectively, under these programs, including 1.4 shares and $61.9 in 2020 under the 2006 plan.
Separate from the share repurchase program, the Company repurchased 0.2 shares during the nine months ended September 30, 2020 and 2019, respectively, for an aggregate price of $10.7 and $9.6, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs.
NOTE 18
ACCUMULATED OTHER COMPREHENSIVE LOSS

	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
December 31, 2019	$(133.3)	$(252.0)	$(385.3)
Net change during period	0.9	(51.3)	(50.4)
March 31, 2020	(132.4)	(303.3)	(435.7)
Net change during period	0.9	2.1	3.0
June 30, 2020	$(131.5)	$(301.2)	$(432.7)
Net change during period	1.8	23.5	25.3
September 30, 2020	$(129.7)	$(277.7)	$(407.4)

	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
December 31, 2018	$(131.6)	$(243.9)	$(375.5)
Net change during period	0.6	(2.4)	(1.8)
March 31, 2019	$(131.0)	$(246.3)	$(377.3)
Net change during period	0.5	5.3	5.8
June 30, 2019	$(130.5)	$(241.0)	$(371.5)
Net change during period	2.3	(34.4)	(32.1)
September 30, 2019	$(128.2)	$(275.4)	$(403.6)

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
Asbestos Matters
Subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of September 30, 2020, there were approximately 25 thousand pending claims against ITT subsidiaries, including Goulds Pumps LLC, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

Pending claims – Beginning	24
New claims	3
Settlements	(1)
Dismissals	(1)
Pending claims – Ending	25
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
Estimating the Liability and Related Asset
In the third quarter of each year, we conduct our annual remeasurement with the assistance of outside consultants in order to review and update the underlying assumptions used in our asbestos liability and related asset estimates. In each remeasurement, the underlying assumptions are updated based on our actual experience since our previous annual remeasurement, and we reassess the appropriate reference period used in determining each assumption and our expectations regarding future conditions. Based on the results of this study, in the third quarter of 2020, we extended our projection to include pending claims and claims expected to be filed through 2052, reflecting the full time period over which we expect asbestos-related claims to be filed against us. Previous estimates included pending claims and claims expected to be filed over the next 10 years. Our ability to reasonably estimate the liability over the full time horizon in the current year resulted from the culmination of various factors, including:
•We have observed stability in our data, particularly our experience in the number and percentage of claims compensated by the Company, the amounts paid to settle claims, and related defense costs, subsequent to the implementation of our one-firm defense strategy.

•Recent favorable developments in our insurance coverage litigation, including a stipulation filed with the court in the third quarter of 2020 in which a group of insurers acknowledged and agreed on the remaining available and solvent limits of a significant coverage block, and our experience with insurance settlements, including settlements earlier this year, have provided additional certainty with respect to the availability of insurance to reimburse us for certain asbestos-related expenses and the overall net exposure of the Company.
Overall, we believe there is greater predictability of outcomes from insurance settlements and stability of underlying inputs used in calculating the gross liability. As a result, we believe the uncertainty in calculating the net liability has been reduced and we now have sufficient reliability to transition to a full time horizon with the annual remeasurement. Consequently, in the third quarter of 2020, we increased our estimated undiscounted asbestos liability, including legal fees, by $155.7. As of September 30, 2020, the liability for pending claims and claims estimated to be filed through 2052 is $948.0. The asbestos liability has not been discounted to present value as the timing of future cash flows may vary.
The methodology used to estimate our asbestos liability for pending claims and claims estimated to be filed through 2052 determines a point estimate based on our assessment of the value of each underlying assumption, rather than a range of reasonably possible outcomes, and relies on and includes the following:
•interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos in the workplace;
•widely accepted epidemiological studies estimating the number of people likely to develop mesothelioma and lung cancer from exposure to asbestos;
•the Company’s historical experience with the filing of non-malignant claims against it and the historical relationship between non-malignant and malignant claims filed against the Company;
•analysis of the number of likely asbestos personal injury claims to be compensated by the Company based on such epidemiological and historical data and the Company’s recent claims experience in settling and dismissing claims;
•analysis of the Company’s pending cases, by disease type;
•analysis of the Company’s recent experience to determine the expected settlement value of claims, by disease type;
•analysis of the Company’s recent experience in the ratio of settled claims to total resolved claims, by disease type; and
•analysis of the Company’s defense costs, including agreements in place with external counsel.
In addition, we record a corresponding undiscounted asbestos-related asset that represents our best estimate of probable recoveries from our insurers for the estimated asbestos liabilities. In developing this estimate, the Company considers coverage-in-place and other agreements with its insurers, and a number of additional factors. These additional factors reviewed include the financial viability of our insurance carriers and any related solvency issues, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, the extent to which settlement and defense costs will be reimbursed by the insurance policies and interpretation of the various policy and contract terms and limits and their interrelationships, and various judicial determinations relevant to our insurance programs. The timing and amount of reimbursements will vary due to a time lag between when ITT pays an amount to defend or settle a claim and when a reimbursement is received from an insurer, differing policy terms and certain gaps in our insurance coverage as a result of uninsured periods, insurer insolvencies, and prior insurance settlements.
The Company retains an insurance consulting firm to assist management in estimating probable recoveries for pending asbestos claims and for claims estimated to be filed in the future based on the analysis of policy terms, the likelihood of recovery provided by external legal counsel, and incorporating risk mitigation judgments where policy terms or other factors are not certain. The aggregate amount of insurance available to the Company for asbestos-related claims was acquired over many years and from many different carriers. The Company is in litigation with certain of these carriers to enforce its right to coverage for asbestos-related losses under policies they or their predecessors issued. Amounts deemed not recoverable generally are due from insurers that are insolvent.
The Company has negotiated with certain of its insurers to reimburse the Company for a portion of its indemnity and defense costs through "coverage-in-place" agreements or policy buyout agreements. The agreements are designed to facilitate the collection of the Company’s insurance portfolio, to mitigate issues that insurers may raise regarding their responsibility to respond to claims, and to promote an orderly exhaustion of the policies. As of September 30, 2020, approximately 59% of our recorded asbestos-related asset was related to coverage-in-place agreements and buyout agreements with insurers.

As a result of the annual remeasurement, during the third quarter of 2020, we increased the asbestos-related asset by $19.8, representing additional recoveries due to the increase in the estimated liability for certain claims. After reviewing our portfolio of insurance policies, with consideration given to applicable deductibles, retentions and policy limits, the solvency and historical payment experience of various insurance carriers, existing insurance settlements, and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, we believe that our recorded receivable for insurance recoveries is probable of collection.
Estimating our exposure to pending asbestos claims and those that may be filed in the future is subject to significant uncertainty and risk as there are multiple variables that can affect the timing, severity, quality, quantity and resolution of claims, including uncertainty related to asbestos claims and estimated costs arising from the long latency period prior to the manifestation of an asbestos-related disease, changes in available medical treatments and changes in medical costs, changes in plaintiff behavior resulting from bankruptcies of other companies that are or could be co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of potential legislative or judicial changes. Additionally, future insurance insolvencies or settlement agreements with insurers could impact the overall recoverability of our asbestos-related asset. The asbestos liability and related receivables reflect management’s best estimate of future events. However, future events affecting the key factors and other variables for either the asbestos liability or the related receivables could cause actual costs or recoveries to be materially higher or lower than currently estimated. Due to these uncertainties, it is difficult to predict the ultimate cost of resolving all pending and unasserted asbestos claims. We believe it is possible that future events affecting the key factors and other variables in estimating our liability and expected recoveries could have a material adverse effect on our financial statements.
Settlement Agreements
The Company periodically enters into settlement agreements with insurers to settle responsibility for insurance claims. Under the terms of the settlements, the insurers agree to a payment or specified series of payments to a Qualified Settlement Fund for past costs and/or agree to provide coverage for certain future asbestos claims on specified terms and conditions. In March 2020, we finalized a settlement agreement with a group of insurers to settle responsibility for claims under certain insurance policies for a lump sum payment of $66.4, resulting in a benefit of $52.5. During June 2020, we entered into a settlement agreement with an insurer accelerating payments previously included in a buyout agreement, resulting in a loss of $4.2. In September 2020, ITT and a group of insurers filed a stipulation in the coverage litigation in which the parties acknowledged the availability of a significant amount of remaining solvent limits under certain policies, further clarifying for ITT its available insurance.
Asbestos-Related Costs (Benefit), Net
The following table summarizes the total net asbestos charges for the three and nine months ended September 30, 2020 and 2019.

	Three Months		Nine Months
For the Periods Ended September 30	2020	2019	2020	2019
Asbestos provision(a)	$5.5	$11.9	$29.1	$36.3
Net asbestos remeasurement cost (benefit)(b)	135.9	(68.1)	135.9	(68.1)
Insurance settlement agreements	—	—	(48.3)	—
Asbestos-related costs (benefit), net	$141.4	$(56.2)	$116.7	$(31.8)
The following table provides a rollforward of the estimated asbestos liability and related assets for the nine months ended September 30, 2020 and 2019.

	2020			2019
For the Nine Months Ended September 30	Liability	Asset	Net	Liability	Asset	Net
Beginning balance	$817.6	$386.8	$430.8	$849.3	$376.7	$472.6
Asbestos provision(a)	35.4	6.3	29.1	45.1	8.8	36.3
Asbestos remeasurement(b)	155.7	19.8	135.9	(4.5)	63.6	(68.1)
Insurance settlement agreements	—	48.3	(48.3)	—	—	—
Net cash activity(a)	(60.7)	(51.8)	(8.9)	(62.1)	(42.0)	(20.1)
Ending balance	$948.0	$409.4	$538.6	$827.8	$407.1	$420.7
Current portion	$91.3	$91.0		$86.2	$77.1
Noncurrent portion	$856.7	$318.4		$741.6	$330.0
(a)Includes certain administrative costs such as legal-related costs for insurance asset recoveries. The asbestos provision includes amounts to maintain a rolling 10-year provision prior to the transition in the third quarter of 2020 to a full horizon.
(b)In the third quarter of 2020, we extended our projection to include pending claims and claims expected to be filed through 2052, reflecting the full time period over which we expect asbestos-related claims to be filed against us.
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
The following table provides a rollforward of the estimated environmental liability for the nine months ended September 30, 2020 and 2019.

For the Nine Months Ended September 30	2020	2019
Environmental liability - beginning balance	$61.9	$66.8
Change in estimates for pre-existing accruals:
Continuing operations	1.2	0.2
Discontinued operations	(1.6)	—
Payments	(2.9)	(4.4)
Foreign currency	—	(0.2)
Environmental liability - ending balance	$58.6	$62.4
Environmental-related assets, including a qualified settlement fund (QSF) and estimated recoveries from insurance providers and other third parties, were $19.6 and $22.1 as of September 30, 2020 and 2019, respectively.
During the second quarter of 2020, the environmental QSF was amended to cover remediation activities for additional sites. Prior to this amendment, there was $7.2 of deferred income representing the excess of assets in the QSF over the probable liabilities associated with the previously covered sites. As a result of the amendment, we recognized income of $7.2 during the second quarter, including $1.3 related to discontinued operations.
We are currently involved with 26 active environmental investigation and remediation sites. As of September 30, 2020, we have estimated the potential high-end liability range of environmental-related matters to be $98.7.
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
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three and nine months ended September 30, 2019, unless stated otherwise.
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
Health of our People
From the earliest signs of the COVID-19 pandemic, we have taken proactive, aggressive actions to protect the health and safety of our employees. We have created core crisis teams and enacted rigorous safety measures at all of our sites. Some of these measures include enhanced cleaning protocols, temperature checks, and distribution of personal protective equipment. We also redesigned employee workspaces to enable social distancing and required non-essential employees to work from home when appropriate. We continue to be proactive in our response and take all necessary actions to keep our people safe.
Health of our Business
While we do not yet know how long this pandemic will last or how it will impact customer demand for the remainder of the foreseeable future, our ITT team continues to work closely with our customers and suppliers to support them and to minimize disruptions within our supply chain. We continue to work hard to generate value for our customers, striving to go above and beyond to be flexible and responsive to their needs.
Health of our Financials
ITT entered 2020 with a strong balance sheet and liquidity position, and as a result of COVID-19, we have taken many proactive measures in 2020 to enhance our liquidity and reduce costs to better navigate the uncertain environment and secure ITT’s future. Here are some of the liquidity and cost action highlights:
•Strong available liquidity of $1.5 billion, including:

•$782 cash on hand with $359 in the U.S.;
•$500 available borrowing capacity on our revolver; and
•$200 undrawn under our 364-Day Revolving Credit Agreements.

•Implemented $160 of cost actions, including:
•$80 of expected annualized pre-tax benefit from a $55 organizational-wide restructuring plan primarily focused on structural cost reductions, including global footprint optimization;
•$35 of discretionary spending reductions and supply chain productivity;
•$35 planned reduction in 2020 capital expenditures; and
•$10 of savings from a temporary reduction in the compensation of our Board of Directors, Chief Executive Officer and other executives, and suspension of certain 401(k) benefits for certain U.S. employees.
We believe these actions have positioned us well to confront the pandemic. However, the ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which cannot be predicted at this time. See Part II, Item 1A, Risk Factors, for an additional discussion of risk related to COVID-19.
Executive Summary
During the third quarter of 2020, the COVID-19 pandemic continued to have an impact on our customers and in the end markets we serve. Today’s ITT and its set of resilient businesses, as well as its focus on execution and aggressive cost actions have enabled us to control margin degradation, generate strong cash flow and sequential financial improvements from the second quarter of 2020. The health of our people, business, and financials continue to be our top priorities, as we continue to work hard to satisfy our customers, support each other, and successfully navigate this challenging period. The following table provides a summary of key performance indicators for the third quarter of 2020 as compared to the third quarter of 2019.

Summary of Key Performance Indicators for the Third Quarter of 2020
Revenue	Segment Operating Income	Segment Operating Margin	EPS
$591	$84	14.2%	($0.55)
17% Decrease	22% Decrease	80bp Decrease	141% Decrease
Organic Revenue	Adjusted Segment Operating Income	Adjusted Segment Operating Margin	Adjusted EPS
$584	$96	16.2%	$0.82
18% Decrease	19% Decrease	40bp Decrease	15% Decrease
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliations between GAAP and non-GAAP metrics.
Our third quarter 2020 results include:
•Revenue of $591.2 decreased $120.7 including favorable foreign exchange of $7.1. Organic revenue decreased 18.0%, mainly as a result of the global impact of COVID-19 which drove declines in transportation of 19% and industrial of 14%. Sequentially, organic revenue improved 12% from the second quarter of 2020 driven by strength in our Motion Technologies Friction OEM business.
•Segment operating income of $83.9 declined $23.2, which included higher restructuring costs of $4.8. Adjusted segment operating income declined $22.4 due to reduced volume from weaker demand and disruption caused by COVID-19, partially offset by savings from restructuring, productivity and cost actions. Sequentially, segment operating income increased 125% and we delivered strong incremental improvement from the second quarter of 2020.
•Income from continuing operations per diluted share decreased $1.89 to a loss of $0.55 per share, primarily due to higher net after-tax asbestos costs of $150.6 primarily to extend our estimated net liability through 2052 and a decline in segment operating income, partially offset by a reduction in corporate costs. Adjusted income from continuing operations was $0.82 per diluted share, reflecting a decrease of $0.15 from the prior year.
•Cash flow from operations for the year to date period was $318.1, an increase of 43.5% over the prior year, due to proactive working capital management which drove favorable timing of cash collections from customers and improved inventory control. Additionally, cash flows from operations benefited from a decline in asbestos, postretirement contributions, and income tax payments, as well as a reduction in incentive compensation.
In terms of capital deployment, we declared dividends of $14.7 that were paid on October 5, 2020 following the close of the third quarter.
Outlook
The COVID-19 pandemic has created an unprecedented downturn in demand across the global end markets we serve. The full extent of the decline and the timing of the recovery is unknown. During the third quarter of 2020, we experienced higher sequential demand for automotive components as automakers began to increase automotive production. Demand for aerospace components continues to be impacted by an unprecedented reduction in commercial air traffic. As the COVID-19 pandemic persists, we expect significant uncertainty in these markets to continue. Separately, we have been further impacted by the production stoppage of the Boeing 737 MAX. Lastly, declines in oil and gas prices have resulted in a reduction of customer capital expenditures and maintenance spending.
Given these uncertainties, we have continued to take proactive measures to align our production with the demand of our customers and earlier this year initiated a global restructuring plan which is expected to deliver annual savings of $80. These actions, coupled with productivity and other cost reduction strategies will help to mitigate some of these financial pressures. We also may experience negative impacts to our operating cash flows due to lower segment operating income and may experience delays in customer collections of receivables. We remain laser focused on our top three priorities to navigate through these challenging times and position us for the future.
DISCUSSION OF FINANCIAL RESULTS
Three and Nine Months Ended September 30

	Three Months				Nine Months
	2020	2019	Change		2020	2019	Change
Revenue	$591.2	$711.9	(17.0)%		$1,769.2	$2,127.3	(16.8)%
Gross profit	190.6	231.3	(17.6)%		563.6	682.1	(17.4)%
Gross margin	32.2%	32.5%	(30)	bp	31.9%	32.1%	(20)	bp
Operating expenses	253.1	78.8	221.2%		496.3	353.0	40.6%
Operating expense to revenue ratio	42.8%	11.1%	3,170	bp	28.1%	16.6%	1,150	bp
Operating (loss) income	(62.5)	152.5	(141.0)%		67.3	329.1	(79.6)%
Operating margin	(10.6)%	21.4%	(3,200)	bp	3.8%	15.5%	(1,170)	bp
Interest and non-operating expenses (income), net	1.2	(0.4)	(400.0)%		4.0	(1.3)	(407.7)%
Income tax (benefit) expense	(16.2)	34.1	(147.5)%		(19.6)	73.1	(126.8)%
Effective tax rate	25.4%	22.3%	310	bp	(31.0)%	22.1%	**
(Loss) income from continuing operations attributable to ITT Inc.	(48.0)	118.7	(140.4)%		82.1	256.9	(68.0)%
Net (loss) income attributable to ITT Inc.	(46.8)	118.6	(139.5)%		86.0	256.7	(66.5)%
** Resulting basis point change not considered meaningful.

REVENUE
The following tables illustrate the revenue derived from each of our segments for the three and nine months ended September 30, 2020 and 2019.

For the Three Months Ended September 30	2020	2019	Change	Organic Decline(a)
Motion Technologies	$271.8	$304.5	(10.7)%	(13.3)%
Industrial Process	194.1	240.3	(19.2)%	(18.6)%
Connect & Control Technologies	125.9	167.9	(25.0)%	(25.6)%
Eliminations	(0.6)	(0.8)
Total Revenue	$591.2	$711.9	(17.0)%	(18.0)%
For the Nine Months Ended September 30
Motion Technologies	$769.0	$937.4	(18.0)%	(17.1)%
Industrial Process	614.7	688.6	(10.7)%	(11.8)%
Connect & Control Technologies	387.5	503.1	(23.0)%	(24.2)%
Eliminations	(2.0)	(1.8)
Total Revenue	$1,769.2	$2,127.3	(16.8)%	(17.1)%
(a)See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Motion Technologies (MT)
MT revenue for the three and nine months ended September 30, 2020 decreased $32.7 and $168.4, respectively, which included favorable foreign currency translation of $7.7 during the three months ended September 30, 2020 and unfavorable foreign currency translation $8.1 for the nine months ended September 30, 2020. Organic revenue declined $40.4 and $160.3 as sales from Friction declined 14% and 20%, respectively, during the three and nine month periods driven by continued weakness in automotive demand as a result of COVID-19, which was partially offset by strength in OEM sales for North America and China in the third quarter of 2020. Weakness in the global automotive market also negatively impacted Wolverine, resulting in a decline of 16% and 20%, respectively. KONI & Axtone sales decreased 8% and 4%, respectively, during the three and nine month periods due to weakness in global rail. The nine month period was partially offset by growth in Europe.
Industrial Process (IP)
IP revenue for the three and nine months ended September 30, 2020 decreased $46.2 and $73.9, respectively, which included revenue in the nine month period of $18.6 from our 2019 acquisition of Rheinhütte, and unfavorable foreign currency translation impacts of $1.5 and $11.1, respectively. Organic revenue decreased $44.7 and $81.4, respectively, primarily driven by pump projects, which declined 34% and 30%, respectively, due to large prior year deliveries in the chemical and oil and gas markets. Revenue from our short-cycle business decreased 13% and 6%, respectively. For the three month period, the decline was primarily driven by a decrease in baseline pumps and aftermarket parts and service, while the nine month period experienced an 18% decline in industrial valve sales.
The level of order and shipment activity at IP can vary significantly from period to period due to pump projects which are highly engineered, customized to customer needs, and have longer lead times. Total orders during the nine months ended September 30, 2020 were $614.4, a decrease of 7.8%, compared to the prior year period. Backlog as of September 30, 2020 was $406.7, an increase of $11.3, or 2.9%, compared to December 31, 2019.

Connect & Control Technologies (CCT)
CCT revenue for the three and nine months ended September 30, 2020 decreased $42.0 and $115.6, which included revenue in the nine month period of $5.8 from our 2019 acquisition of Matrix, and favorable foreign currency translation impacts of $1.0 and $0.2, respectively. Organic revenue declined $43.0 and $121.6, respectively, primarily driven by declines in the aerospace and defense market of 36% and 32% for the three and nine month periods, respectively. The decrease in aerospace and defense was driven by a decline in global commercial air traffic due to COVID-19 and Boeing’s reduced production levels, including the 737 MAX, as well as unfavorable timing of defense programs. Revenue from the industrial market decreased 9% during the nine month period driven by temporary plant closures in Europe and China and distributor destocking.
GROSS PROFIT
Gross profit for the three months ended September 30, 2020 and 2019 was $190.6 and $231.3, respectively, reflecting a gross margin of 32.2% and 32.5%, respectively. Gross profit for the nine months ended September 30, 2020 and 2019 was $563.6 and $682.1, respectively, reflecting a gross margin of 31.9% and 32.1%, respectively. The decrease in gross profit was primarily driven by unfavorable sales volumes due to lower demand as a result of the COVID-19 pandemic, partially offset by supply chain and productivity improvements, restructuring benefits, and lower tariffs.

OPERATING EXPENSES

	Three Months			Nine Months
For the Periods Ended September 30	2020	2019	Change	2020	2019	Change
General and administrative expenses	$47.1	$61.9	(23.9)%	$148.8	$175.3	(15.1)%
Sales and marketing expenses	33.4	41.6	(19.7)%	110.7	124.5	(11.1)%
Research and development expenses	19.7	23.8	(17.2)%	61.3	73.1	(16.1)%
Asbestos-related costs (benefit), net	141.4	(56.2)	(351.6)%	116.7	(31.8)	(467.0)%
Restructuring costs	11.5	6.7	71.6%	42.5	10.9	289.9%
Asset impairment charges	—	1.0	(100.0)%	16.3	1.0	**
Total operating expenses	$253.1	$78.8	221.2%	$496.3	$353.0	40.6%
Total Operating Expenses By Segment:
Motion Technologies	$31.8	$40.0	(20.5)%	$111.7	$120.0	(6.9)%
Industrial Process	47.9	50.5	(5.1)%	161.5	136.9	18.0%
Connect & Control Technologies	27.0	33.7	(19.9)%	91.3	100.0	(8.7)%
Corporate & Other	146.4	(45.4)	(422.5)%	131.8	(3.9)	**
** Resulting percentage change not considered meaningful.
General and administrative (G&A) expenses for the three and nine months ended September 30, 2020 decreased $14.8 and $26.5, which included incremental costs of $3.0 in the nine month period from our 2019 acquisitions of Rheinhütte and Matrix. The decrease in G&A expenses during the three and nine month periods was primarily driven by proactive cost actions across all segments, which included a decline in professional services of $5.6 and $9.8, respectively, and savings from restructuring actions. In addition, incentive compensation costs decreased $2.9 and $8.3, respectively, and the prior year included a legal reserve of $3.4. The nine month period also had a decline in environmental costs of $3.8, which included the recognition of insurance related recoveries. These items were partially offset by an increase in bad debt expense of $1.5 and $5.7, respectively, and government investment incentives of $3 during the prior year nine month period.
Sales and marketing expenses for the three and nine months ended September 30, 2020 decreased $8.2 and $13.8, respectively, which included incremental costs of $4.3 in the nine month period from our 2019 acquisitions of Rheinhütte and Matrix. The decline in sales and marketing expenses was primarily driven by cost-saving actions across all segments.
Research and development expenses for the three and nine months ended September 30, 2020 decreased across all segments for a total reduction of $4.1 and $11.8, respectively.

Asbestos-related costs during the three and nine months ended September 30, 2020 increased $197.6 and $148.5, respectively. In the third quarter of 2020, we extended our projections through 2052 to include the full time horizon over which we expect asbestos-related claims to be filed against us. The nine month period also includes a favorable $66.4 settlement agreement with a group of insurers. See Note 19, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.
Restructuring costs increased $4.8 and $31.6 during the three and nine months ended September 30, 2020, respectively, due to actions taken under the Company’s 2020 Global Restructuring Plan. See Note 5, Restructuring Actions, to the Consolidated Condensed Financial Statements for further information.
Asset impairment charges during the nine months ended September 30, 2020 are related to a business within IP that primarily serves the global upstream oil and gas market. See Note 11, Plant, Property and Equipment, net, and Note 12, Goodwill and Other intangible assets, net, to the Consolidated Condensed Financial Statements for further information. Significant additional adverse changes to the economic environment and future cash flows of other businesses could cause us to record additional impairment charges in future periods, which may be material.

OPERATING INCOME

	Three Months				Nine Months
For the Periods Ended September 30	2020	2019	Change		2020	2019	Change
Motion Technologies	$50.4	$56.7	(11.1)%		$113.9	$169.6	(32.8)%
Industrial Process	17.1	22.0	(22.3)%		44.5	70.2	(36.6)%
Connect & Control Technologies	16.4	28.4	(42.3)%		40.7	85.4	(52.3)%
Segment operating income	83.9	107.1	(21.7)%		199.1	325.2	(38.8)%
Asbestos-related (costs) benefit, net	(141.4)	56.2	**		(116.7)	31.8	**
Other corporate costs	(5.0)	(10.8)	53.7%		(15.1)	(27.9)	45.9%
Total corporate	(146.4)	45.4	**		(131.8)	3.9	**
Total operating (loss) income	$(62.5)	$152.5	(141.0)%		$67.3	$329.1	(79.6)%
Operating margin:
Motion Technologies	18.5%	18.6%	(10)	bp	14.8%	18.1%	(330)	bp
Industrial Process	8.8%	9.2%	(40)	bp	7.2%	10.2%	(300)	bp
Connect & Control Technologies	13.0%	16.9%	(390)	bp	10.5%	17.0%	(650)	bp
Segment operating margin	14.2%	15.0%	(80)	bp	11.3%	15.3%	(400)	bp
Consolidated operating margin	(10.6)%	21.4%	(3,200)	bp	3.8%	15.5%	(1,170)	bp
** Resulting percentage change not considered meaningful.
MT operating income for the three and nine months ended September 30, 2020 decreased $6.3 and $55.7, respectively. The decrease was primarily driven by unfavorable sales volume of $17 and $63, respectively, due to a decline in automotive production resulting from COVID-19, as well as unfavorable product mix and pricing. The nine month period also included an increase in restructuring costs of $9.5 and investment incentives received in the prior year of $3. Partially offsetting the decline for the three and nine month periods were net savings from productivity, sourcing and restructuring actions of $12 and $27, respectively, and a reduction in tariffs.
IP operating income for the three and nine months ended September 30, 2020 decreased $4.9 and $25.7, respectively. The decline during the three and nine month periods was primarily driven by lower sales volumes of $17 and $32, respectively, and an increase in restructuring costs of $5.1 and $12.6, respectively. The nine month period also included asset impairments of $16.3 related to a business that primarily serves the global upstream oil and gas market. These items were partially offset by net savings from productivity, supply chain and restructuring actions of $8 and $18, respectively, as well as favorable product mix and pricing of $4 and $13, respectively.

CCT operating income for the three and nine months ended September 30, 2020 decreased $12.0 and $44.7, respectively. The decline during the three and nine month periods was primarily driven by lower sales volumes of $23 and $64, respectively, mainly due to the negative impact of COVID-19 on global commercial air traffic and an increase in restructuring costs of $7.2 for the nine month period. These items were partially offset by benefits from productivity, supply chain, and restructuring actions.
Other corporate costs for the three and nine months ended September 30, 2020 decreased $5.8 and $12.8, respectively, primarily driven by lower incentive compensation costs of $2.1 and $5.7, respectively, benefits from cost actions, and a prior year legal reserve of $3.4. In addition, the nine month period included a $5.9 environmental insurance-related benefit. These items were partially offset by unfavorable foreign currency impacts of $0.9 and $2.3, respectively, and an increase in restructuring costs of $2.3 during the nine month period.
INTEREST AND NON-OPERATING EXPENSES AND INCOME, NET

	Three Months			Nine Months
For the Periods Ended September 30	2020	2019	Change	2020	2019	Change
Interest and non-operating expenses (income), net	$1.2	$(0.4)	(400.0)%	$4.0	$(1.3)	(407.7)%
The change during the three and nine months ended September 30, 2020 was due to an increase in pension-related expense, higher interest expense from an increase in outstanding borrowings, and a decline in interest returns on cash and money market investments.
U.S. Qualified Pension Plan Termination
In October 2020, the Company terminated its U.S. qualified pension plan by purchasing a group annuity contract from MassMutual Life Insurance Company (MassMutual), which will fully assume the responsibility for paying and administering pension benefits to approximately five thousand plan participants and their beneficiaries. MassMutual is a highly rated Fortune 100 insurance company that has a long history of efficiently providing and administering pension benefits. In connection with the plan termination, we will settle all future obligations under the plan by providing lump sum payments to eligible participants who elected to receive them, and by transferring the remaining projected benefit obligation to the insurance company. The termination was funded with plan assets of $321 and cash of $8.4. Consequently, in the fourth quarter of 2020, the Company will recognize a settlement charge in the range of $135 to $140 within non-operating expenses, which primarily represents the acceleration of deferred charges currently accrued in accumulated other comprehensive loss and derecognition of the net assets of the plan.
INCOME TAX EXPENSE

	Three Months				Nine Months
For the Periods Ended September 30	2020	2019	Change		2020	2019	Change
Income tax (benefit) expense	$(16.2)	$34.1	(147.5)%		$(19.6)	$73.1	(126.8)%
Effective tax rate	25.4%	22.3%	310	bp	(31.0)%	22.1%	**
** Resulting basis point change not considered meaningful.
The income tax benefit and effective tax rate for the three and nine months ended September 30, 2020 primarily reflects the tax effect of the $135.9 asbestos remeasurement charge recognized during the third quarter. Additionally, the effective tax rate during the third quarter of 2020 includes a benefit of $3.2 related to previously unrecognized tax benefits from state statute of limitations expirations. The effective tax rate for the nine month period of 2020 includes tax benefits of $27.2 resulting from a recently completed internal reorganization in Europe. This reorganization resulted in a refined projection of future earnings, which will result in the realization of a portion of our deferred tax assets.
The Company’s financial condition and results of operations have been and are expected to continue to be adversely affected by the COVID-19 pandemic and the governmental and market reactions to COVID-19. The impacts on earnings have already had, and will continue to have, an impact on the Company’s overall effective tax rate throughout the year.

The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. In nine months ended September 30, 2020, the Company recognized a benefit of $8.7 from the CARES Act. The benefit was recorded in operating income and was related to the employer portion of payroll taxes. Certain non-U.S. jurisdictions have enacted similar stimulus measures. We continue to monitor any effects that may result from the CARES Act or other similar legislation globally.
LIQUIDITY
Funding and Liquidity Strategy
We monitor our funding needs and execute strategies to meet overall liquidity requirements, including the management of our capital structure, on both a short- and long-term basis. Significant factors that affect our overall management of liquidity include our cash flow from operations, credit ratings, the availability of commercial paper, access to bank lines of credit, term loans, and the ability to attract long-term capital on satisfactory terms. We assess these factors along with current market conditions on a continuous basis, and as a result, may alter the mix of our short- and long-term financing when it is advantageous to do so. We expect to have enough liquidity to fund operations for at least the next 12 months.
As a result of the COVID-19 global pandemic, we have experienced and continue to anticipate future unfavorable impacts to our cash flow from operations, which is the primary source of funding for our ongoing working capital needs. These negative impacts include, but are not limited to, lower revenues and orders from customer delays, missed or late deliveries due to disruptions in our global supply chain, delayed supplier deliveries, or the inability to procure supplier inputs at reasonable prices or at all, and customer bankruptcies or delays in customer receivable collections. We are unable to predict how long these negative impacts will last, and therefore have taken proactive measures to provide access to additional liquidity. On April 29, 2020, we secured two 364-day revolving credit agreements totaling $200 to supplement our existing $500 Revolving Credit Agreement and commercial paper programs. As of September 30, 2020, we had no outstanding borrowings under our revolving credit agreements. We also continue to take a proactive approach to preserve cash by renegotiating contracts with vendors where possible, applying aggressive cost savings measures to limit discretionary spending, and implementing actions to reduce our cost structure. The Company also continues to evaluate the various global governmental programs instituted in response to COVID-19, including the CARES Act in the U.S., to further maximize our liquidity. The CARES Act and various global programs in the jurisdictions in which we operate generally provide for deferrals of tax payments, employee retention credits, workforce incentives, as well as incentive financing programs backed by governmental agencies. As of September 30, 2020, we have not incurred any borrowings under governmental loan programs.
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We plan to continue to transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. The passage of the U.S. Tax Cuts and Jobs Act of 2017 (Tax Act) in 2017 provided greater flexibility around our global cash management strategy related to the amount and timing of transfers, and we will continue to support growth and expansion in markets outside of the U.S. through the development of products, increased capital spending, and potential foreign acquisitions. Net cash distributions from foreign countries to the U.S. during the nine months ended September 30, 2020 was $442.7. During the year ended December 31, 2019, we had net cash distributions from foreign countries to the U.S. of $11.4. The timing and amount of any additional future distributions remains under evaluation based on our jurisdictional cash needs.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the third quarter of 2020, we declared dividends of $0.169 per share for shareholders of record on September 11, 2020. Dividends declared in 2020 of $44.2 was a 13.3% increase from dividends declared in 2019.

During the first quarter of 2020, we completed our $1 billion share repurchase plan approved in 2006 and commenced repurchases under the $500 share repurchase plan approved in 2019. During the nine months ended September 30, 2020 and 2019, we repurchased and retired 1.7 and 0.5 shares of common stock for $73.2 and $28.7, respectively, under our share repurchase plans. Separate from our share repurchase plans, the Company repurchased 0.2 shares during both the nine months ended September 30, 2020 and 2019, respectively, for an aggregate price of $10.7 and $9.6, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs. All repurchased shares are canceled immediately following the repurchases.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding. Commercial paper outstanding as of September 30, 2020 was $116.3, under the Company’s Euro program. Outstanding commercial paper as of September 30, 2020 had maturity terms of less than three months from the date of issuance.
Revolving Credit Agreements
Our $500 revolving credit agreement (the Revolving Credit Agreement) provides for increases of up to $200 for a possible maximum total of $700 in aggregate principal amount. These increased commitments are subject to certain conditions and therefore may not be available to us. The Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. As of September 30, 2020, we had no outstanding borrowings under the Revolving Credit Agreement. The provisions of the Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined therein, of at least 3.0 and a leverage ratio, as defined therein, of not more than 3.0. In the event of a ratings downgrade of the Company to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the Revolving Credit Agreement. The Revolving Credit Agreement matures in November 2022.
On April 29, 2020, we entered into two 364-day revolving credit agreements totaling $200 (the Incremental Revolving Credit Agreements) which provide the Company with additional liquidity in excess of the Revolving Credit Agreement. The provisions of the Incremental Revolving Credit Agreements mirror those of the Revolving Credit Agreement, including all covenants. In addition, the Incremental Revolving Credit Agreements did not violate any negative covenants associated with the existing Revolving Credit Agreement. There were no outstanding borrowings under the Incremental Revolving Credit Agreements as of September 30, 2020.
As of September 30, 2020, our interest coverage ratio and leverage ratios associated with our revolving credit agreements were within the prescribed thresholds. Additionally, we currently expect to remain within the prescribed thresholds until maturity.
See Note 14, Debt, to the Consolidated Condensed Financial Statements for further information.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations, for the nine months ended September 30, 2020 and 2019.

For the Nine Months Ended September 30	2020	2019
Operating activities	$318.1	$221.7
Investing activities	(50.4)	(180.8)
Financing activities	(109.9)	(36.9)
Foreign exchange	12.2	(10.6)
Total net cash provided by (used in) continuing operations	170.0	(6.6)
Net cash provided by discontinued operations	0.2	1.1
Net change in cash and cash equivalents	$170.2	$(5.5)

Operating Activities
The increase in net cash provided by operating activities was primarily due to timing of collections from customers and improved inventory management. Also contributing to the increase was a decline in postretirement contributions of $12.5, lower asbestos-related payments of $11.2, a decline in income taxes paid of $7.0, and a reduction in incentive compensation payments. These items were partially offset by an increase in restructuring payments of $16.7. In addition, the Company’s 2019 settlement of $11 for a civil matter with the DOJ was partially offset by proceeds received of $9 in 2019 from an intellectual property settlement.
As a result of the COVID-19 global pandemic, we may experience a negative impact to our working capital in future periods related to the challenging global economic environment. Collecting from customers may become increasingly difficult the longer the COVID-19 pandemic continues.
Investing Activities
The decrease in net cash used in investing activities was driven by payments of $113.1 in 2019 related to our acquisitions of Rheinhütte and Matrix, and a decline in capital expenditures of $21.7.
As a result of the COVID-19 global pandemic, we have implemented various cost savings and cash preservation measures. As a result, we expect a reduction in capital expenditures of $35 in 2020, compared to 2019.
Financing Activities
The decrease in net cash from financing activities was primarily driven by a decline in net borrowings of $14.5 under our Revolving Credit Agreement and commercial paper programs, an increase in repurchases of ITT common stock of $45.6. In addition, proceeds from the issuance of common stock decreased $9.9.
Discontinued Operations
The change in net cash from discontinued operations was primarily driven by a tax-related reimbursement from a former subsidiary in 2019.
Asbestos
Based on the estimated undiscounted asbestos liability as of September 30, 2020 for claims filed or estimated to be filed through 2052, we have estimated that we will be able to recover approximately 43% of the asbestos indemnity and defense costs from our insurers. However, actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust over time. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict. The Company has negotiated with certain of its excess insurers to reimburse the Company for a portion of its settlement or defense costs as incurred, frequently referred to as "coverage-in-place" agreements. Under coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. The Company has entered into policy buyout agreements with certain insurers confirming the aggregate amount of available coverage under the subject policies and setting forth a schedule for future payments to a Qualified Settlement Fund, to be disbursed for future asbestos costs. Collectively, these agreements are designed to facilitate an orderly resolution and collection of ITT’s insurance and to mitigate issues that insurers may raise regarding their responsibility to respond to claims.
As of September 30, 2020, the Company has entered into coverage-in-place agreements and policy buyout agreements representing approximately 59% of our recorded asbestos-related asset. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at September 30, 2020. We continue to pursue our right to reimbursement for asbestos-related losses under certain insurance policies in the coverage litigation and explore negotiations with our insurers to maximize our insurance recoveries.
Although asbestos cash outflows can vary significantly from year to year, our current net cash outflows for defense and indemnity, net of tax benefits, are projected to average $20 to $30 over the next ten years, with declines in subsequent years. Net cash outflows for defense and indemnity, net of tax, averaged $20 over the past three annual periods. Total net asbestos cash outflows also include certain administrative costs such as legal related costs for insurance asset recoveries.
In light of the uncertainties and variables inherent in the long-term projection of the Company's asbestos exposures and potential recoveries, it is difficult to predict the ultimate cost of resolving the pending and estimated unasserted future claims. We believe it is possible that the future events affecting the key factors and other variables over the projection period could have a material adverse effect on our financial statements.
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
•“Organic revenue” is defined as revenue, excluding the impacts of foreign currency fluctuations, acquisitions, and divestitures that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Management believes that reporting organic revenue provides useful information to investors by facilitating comparisons of our revenue performance with prior and future periods and to our peers. A reconciliation of revenue to organic revenue for the three and nine months ended September 30, 2020 is provided below.

Three Months Ended September 30	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2020 Revenue	$271.8	$194.1	$125.9	$(0.6)	$591.2
Acquisitions	—	—	—	—	—
Foreign currency translation	(7.7)	1.5	(1.0)	0.1	(7.1)
2020 Organic revenue	$264.1	$195.6	$124.9	$(0.5)	$584.1
2019 Revenue	$304.5	$240.3	$167.9	$(0.8)	$711.9
Organic (decline) growth	(40.4)	(44.7)	(43.0)	0.3	(127.8)
Percentage change	(13.3)%	(18.6)%	(25.6)%		(18.0)%

Nine Months Ended September 30
2020 Revenue	$769.0	$614.7	$387.5	$(2.0)	$1,769.2
Acquisitions	—	(18.6)	(5.8)	—	(24.4)
Foreign currency translation	8.1	11.1	(0.2)	0.1	19.1
2020 Organic revenue	$777.1	$607.2	$381.5	$(1.9)	$1,763.9
2019 Revenue	$937.4	$688.6	$503.1	$(1.8)	$2,127.3
Organic (decline) growth	(160.3)	(81.4)	(121.6)	(0.1)	(363.4)
Percentage change	(17.1)%	(11.8)%	(24.2)%		(17.1)%
•“Adjusted operating income” and “Adjusted segment operating income” are defined as operating income, adjusted to exclude special items that include, but are not limited to, asbestos-related impacts, restructuring, realignment, certain asset impairment charges, certain acquisition-related impacts, and unusual or infrequent operating items. Special items represent charges or credits that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. “Adjusted operating margin” and “Adjusted segment operating margin” are defined as adjusted operating income or adjusted segment operating income divided by revenue. We believe that these financial measures are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.

A reconciliation of operating income to adjusted operating income for the three and nine months ended September 30, 2020 and 2019 is provided below.

Three Months Ended September 30, 2020	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income (loss)	$50.4	$17.1	$16.4	$83.9	$(146.4)	$(62.5)
Asbestos-related costs, net	—	—	—	—	141.4	141.4
Restructuring costs	—	10.2	1.3	11.5	—	11.5
Acquisition-related expenses	—	0.1	—	0.1	—	0.1
Realignment costs and other	—	—	—	—	0.3	0.3
Adjusted operating income (loss)	$50.4	$27.4	$17.7	$95.5	$(4.7)	$90.8
Adjusted operating margin	18.5%	14.1%	14.1%	16.2%		15.4%

Nine Months Ended September 30, 2020
Operating income (loss)	$113.9	$44.5	$40.7	$199.1	$(131.8)	$67.3
Asbestos-related costs, net	—	—	—	—	116.7	116.7
Asset impairment charges(a)	—	16.3	—	16.3	—	16.3
Restructuring costs	14.0	18.1	8.0	40.1	2.4	42.5
Acquisition-related expenses	—	0.6	0.2	0.8	—	0.8
Adjusted operating income (loss)	$127.9	$79.5	$48.9	$256.3	$(12.7)	$243.6
Adjusted operating margin	16.6%	12.9%	12.6%	14.5%		13.8%

Three Months Ended September 30, 2019	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income	$56.7	$22.0	$28.4	$107.1	$45.4	$152.5
Asbestos-related benefit, net	—	—	—	—	(56.2)	(56.2)
Asset impairment charges	—	1.0	—	1.0	—	1.0
Restructuring costs	0.7	5.1	0.9	6.7	—	6.7
Acquisition-related expenses	—	3.0	0.3	3.3	—	3.3
Realignment costs and other(b)	(0.1)	—	(0.1)	(0.2)	0.8	0.6
Adjusted operating income (loss)	$57.3	$31.1	$29.5	$117.9	$(10.0)	$107.9
Adjusted operating margin	18.8%	12.9%	17.6%	16.6%		15.2%

Nine Months Ended September 30, 2019
Operating income	$169.6	$70.2	$85.4	$325.2	$3.9	$329.1
Asbestos-related benefit, net	—	—	—	—	(31.8)	(31.8)
Asset impairment charges	—	1.0	—	1.0	—	1.0
Restructuring costs	4.5	5.5	0.8	10.8	0.1	10.9
Acquisition-related expenses	—	5.9	1.1	7.0	—	7.0
Realignment costs and other(b)	1.2	0.5	0.2	1.9	0.5	2.4
Adjusted operating income (loss)	$175.3	$83.1	$87.5	$345.9	$(27.3)	$318.6
Adjusted operating margin	18.7%	12.1%	17.4%	16.3%		15.0%
(a)Asset impairment charges in 2020 are related to a business within IP that primarily serves the global upstream oil and gas market.
(b)Realignment and other in 2019 include costs associated with a legal matter at MT, a management reorganization at IP, as well as costs associated with a resolved DOJ civil matter at CCT. Realignment costs and other at Corporate primarily relate to a management reorganization.
•“Adjusted income from continuing operations” is defined as income from continuing operations attributable to ITT Inc. adjusted to exclude special items that include, but are not limited to, asbestos-related impacts, restructuring, realignment, certain asset impairment charges, pension termination and settlement impacts, certain acquisition-related impacts, income tax settlements or adjustments, and unusual or infrequent items. Special items represent charges or credits, on an after-tax basis, that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. The after-tax basis of each special item is determined using the jurisdictional tax rate of where the expense or benefit occurred. “Adjusted income from continuing operations per diluted share” (Adjusted EPS) is defined as adjusted income from continuing operations divided by diluted weighted average common shares outstanding. We believe that adjusted income from continuing operations and adjusted EPS are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.
A reconciliation of income from continuing operations to adjusted income from continuing operations, for the three and nine months ended September 30, 2020 and 2019 is provided below.

	Three Months		Nine Months
For the Periods Ended September 30	2020	2019	2020	2019
Income from continuing operations attributable to ITT Inc.	$(48.0)	$118.7	$82.1	$256.9
Net asbestos-related costs (benefit), net of tax (benefit) expense of ($33.8), $13.2, ($28.4), and $7.5, respectively	107.6	(43.0)	88.3	(24.3)
Asset impairment charges, net of tax benefit of $0.0, $0.3, $0.1 and $0.3, respectively(a)	—	0.7	16.2	0.7
Restructuring costs, net of tax benefit of $0.9, $1.7, $8.5 and $2.9, respectively	10.6	5.0	34.0	8.0
Acquisition-related costs, net of tax benefit of $0.0, $1.1 $0.0, and $2.0 respectively	0.1	2.2	0.8	5.0
Tax-related special items(b)	(0.1)	2.2	(33.3)	1.7
Realignment costs and other, net of tax benefit of $0.4, $0.2, $1.0 and $0.5, respectively(c)	1.3	0.4	3.2	1.9
Adjusted income from continuing operations	$71.5	$86.2	$191.3	$249.9
Income from continuing operations attributable to ITT Inc. per diluted share (EPS)	$(0.55)	$1.34	$0.94	$2.90
Adjusted EPS(d)	$0.82	$0.97	$2.19	$2.82
(a)Asset impairment charges in 2020 are related to a business within IP that primarily serves the global upstream oil and gas market.
(b)Tax-related special items for the nine month period 2020 includes the release of a valuation allowance. Tax-related special items in 2019 includes tax expense on undistributed foreign earnings.
(c)Realignment costs and other in 2020 include costs associated with the termination of U.S. Qualified pension plan at Corporate. Realignment costs and other in 2019 primarily relate to costs associated with a legal matter at MT, a management reorganization at IP, as well as costs associated with a resolved DOJ civil matter at CCT.
(d)Adjusted EPS is calculated using weighted-average dilutive shares outstanding of 86.9, including the dilutive effect of 0.5 equity awards that were excluded from GAAP diluted EPS due to a net loss for the three month period ended September 30, 2020.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2, Recent Accounting Pronouncements, to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of ITT’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the Consolidated Condensed Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Annual Report describes the critical accounting estimates that are used in the preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes concerning ITT’s critical accounting estimates as described in our 2019 Annual Report, other than those noted below.
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
Estimating our exposure to pending asbestos claims and those that may be filed in the future is subject to significant uncertainty and risk as there are multiple variables that can affect the timing, severity, quality, quantity, and resolution of claims. The methodology used to project future asbestos costs is based largely on the Company’s recent experience in resolving asbestos claims. To estimate the Company's exposure for pending claims, we use recent dismissal rates and settlement averages to calculate the expected cost of those cases. To estimate the unasserted claims, the Company relies on previously conducted epidemiological studies estimating the population of U.S. workers across 11 different industry and occupation categories believed to have been exposed to asbestos. We use relevant information from those studies to calculate an estimate of the number of claims to be compensated by the Company and then apply our recent experience on settlement averages to calculate the estimated costs to be incurred to resolve those unasserted claims. In addition, the estimate is augmented for the costs of defending asbestos claims in the tort system. The asbestos liability has not been discounted to present value as the timing of future cash flows may vary. The Company retains a consulting firm to assist management in estimating our potential exposure to pending asbestos claims and for claims estimated to be filed in the future. The methodology to project future asbestos costs is one in which the underlying assumptions are separately assessed for their reasonableness and then each is used as an input to the liability estimate. Our assessment of the underlying assumptions concludes on one value for each assumption.
The liability estimate is most sensitive to assumptions surrounding mesothelioma and lung cancer claims, as together, the estimated costs to resolve pending and estimated future mesothelioma and lung cancer claims represent approximately 98% of the indemnity liability, but only 33% of pending claims.
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
The forecast period used to estimate our potential exposure to projected asbestos claims is a judgment based on a number of factors, including volatility in asbestos litigation in general, the number and type of claims filed, recent experience with claims activity, and whether our past experience is expected to continue into the future. During the third quarter of 2020, we extended our forecast period to include pending claims and claims expected to be filed through 2052, reflecting the full time period over which we expect asbestos-related claims to be filed against us. Previous estimates included pending claims and claims expected to be filed over the next 10 years. Our ability to reasonably estimate the liability over the full time horizon resulted from the culmination of various factors, including:
•We have observed stability in our data, particularly our experience in the number of and percentage of claims compensated by the Company, the amounts paid to settle claims, and related defense costs, subsequent to the implementation of our one-firm defense strategy.
•Recent favorable developments in our insurance coverage litigation, including a stipulation filed with the court in the third quarter of 2020 in which a group of insurers acknowledged and agreed on the remaining available and solvent limits of a significant coverage block, and our experience with insurance settlements, including settlements earlier this year, have provided additional certainty with respect to the availability of insurance to reimburse us for certain asbestos-related expenses and the overall net exposure of the Company.
Overall, we believe there is greater predictability of outcomes from insurance settlements and stability of underlying inputs used in calculating the gross liability. As a result, we believe the uncertainty in calculating the net liability has been reduced and we now have sufficient reliability to transition to a full time horizon with the annual remeasurement.
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
The Company retains a consulting firm to assist management in estimating probable insurance recoveries related to pending and future asbestos claims. The analysis of policy terms and the likelihood of recovery from solvent insurers are provided by external legal counsel and includes a risk assessment where policy terms or other factors are not certain and allocates asbestos settlement and defense costs among our insurers.
Based on the estimated undiscounted asbestos liability as of September 30, 2020, we have estimated that we will be able to recover 43% of asbestos indemnity and defense costs from our insurers. However, actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to exhaustion of policies and the insolvency of certain insurers. Future recovery rates may be impacted (positively or negatively) by other factors, such as future insurance settlements, unforeseen insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict.
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
Due to these uncertainties, it is difficult to predict the ultimate cost of resolving all pending and estimated unasserted asbestos claims. We believe it is possible that the future events affecting the key factors and other variables in estimating our liability could have a material adverse effect on our financial statements.

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
We record a liability for pending asbestos claims and asbestos claims estimated to be filed through 2052. As of September 30, 2020, we have recorded an undiscounted asbestos-related liability of $948.0, including expected legal fees, and an associated asset of $409.4 which represents estimated recoveries from insurers, resulting in a net asbestos exposure of $538.6.
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
Our financial condition and results of operations have been and may be adversely affected by the COVID-19 pandemic and the governmental and market reactions to COVID-19.
The COVID-19 pandemic has surfaced in nearly all regions around the world. The COVID-19 pandemic and the resulting measures by federal, state and local governments to contain the outbreak have caused, and continue to cause, significant disruptions in our businesses and in global markets where we operate. These disruptions may have a material adverse effect on our financial condition and results of operations due to, among other actual or potential events and circumstances, the occurrence of the following:
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
At this time, we cannot predict the duration or full magnitude of the COVID-19 pandemic, the various governmental containment measures or the resulting disruptions to our markets and our business. The longer the pandemic continues, including a resurgence or a more severe wave, the more likely that the foregoing risks will be realized and that other negative impacts on our business will occur, including some that we are not currently able to predict.
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
Subsidiaries of ITT, ITT LLC (f/k/a ITT Corporation) and Goulds Pumps LLC (f/k/a Goulds Pumps, Inc.), have been sued, along with many other companies, in numerous lawsuits in which the plaintiffs claim damages for personal injury arising from exposure to asbestos from component parts of certain products sold or distributed by various defendants, including certain ITT subsidiaries and we expect similar lawsuits to be filed in the future. As such, we record an estimated liability related to pending claims and claims that we estimate will be filed in the future based on a number of key assumptions, including the likelihood of suits being filed, claim acceptance rates, disease type, settlement values and defense costs. These assumptions are derived from ITT’s recent experience in resolving asbestos claims and reflect our expectations about future claim activities.
In addition, we record an asset that represents our best estimate of probable recoveries from our insurers for the estimated asbestos liabilities. There are significant assumptions made in developing estimates of asbestos-related recoveries, such as policy triggers, policy or contract interpretation, the methodology for allocating claims to policies, and the continued solvency of the Company’s insurers. All of our primary insurance policies are exhausted, which may result in higher net cash outflows until excess carriers begin accepting claims for reimbursement. Performance by our insurers could differ from the assumptions underlying the recognized asset and could result in lower collections of receivables than are currently expected to reduce the Company’s asbestos costs. In addition, insurance recoveries may vary significantly from period to period, and the recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers and our expectation that certain insurance policies will exhaust over time.
Due to these uncertainties, it is difficult to predict the ultimate cost, including potential recoveries, of resolving pending and unasserted asbestos claims. Changes in estimates related to these uncertainties may result in increases or decreases to the net asbestos liability, particularly if the quality, number of claims, or settlement or defense costs change significantly, if there are significant developments in the trend of case law or court procedures, or if legislation or another alternative solution is implemented. The resolution of asbestos claims may take many years. We believe it is possible that the future events affecting the key factors and other variables could have a material adverse effect on our financial condition, results of operations, or cash flows in any given period.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer and affiliated purchasers
We did not make any open-market share repurchases of our common stock during the quarter ended September 30, 2020. We routinely receive shares of our common stock as payment for the withholding of taxes due on vested restricted stock awards from stock-based compensation program participants.
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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were €2.2 euros and €1.5 euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of €1.3 euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through September 30, 2020, however, Bornemann did pay fees of approximately €8 thousand euros during the nine months ended September 30, 2020 and approximately €11 thousand euros during 2019 to the German financial institution which is maintaining the Bond.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

(10.1)	Consulting Agreement between Thomas Scalera and ITT Inc.

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Condensed Financial Statements, and (vii) Cover Page

(104)	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ John Capela
John Capela
Chief Accounting Officer
(Principal Accounting Officer)
October 30, 2020