Form 10-K
period 2020-12-31
ITT Inc.
filed 2021-02-19
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from_____ to _____
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2020 was approximately $5.0 billion. As of February 17, 2021, there were outstanding 86.5 million shares of common stock, $1 par value, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2021 Annual Meeting of Shareholders are incorporated by reference in Part II and Part III of this Form 10-K.

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
Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:
•impacts on our business due to the COVID-19 pandemic and the timing, effectiveness and availability of vaccines or other medical remedies; including disruptions to our operations and demand for our products, increased costs, disruption of supply chain and other constraints in the availability of key commodities and other necessary services, government-mandated site closures, employee illness or loss of key personnel, the impact of travel restrictions and stay-in-place restrictions on our business and workforce, customer and supplier bankruptcies, impacts to the global economy and financial markets, liquidity challenges in accessing capital markets;
•uncertainties regarding our exposure to pending and future asbestos claims and related liabilities and insurance recoveries;
•uncertain global economic and capital markets conditions, including due to COVID-19, trade disputes between the U.S. and its trading partners, the new U.S. administration, political and social unrest, and fluctuations in steel, oil, and other commodities prices;
•risks due to our operations and sales outside the U.S. and in emerging markets;
•fluctuations in foreign currency exchange rates;
•fluctuations in demand or customers’ levels of capital investment and maintenance expenditures, especially in the oil and gas, chemical, and mining markets, or changes in our customers’ anticipated production schedules, especially in the commercial aerospace market;
•failure to compete successfully and innovate in our markets;
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
•loss of or decrease in sales from our most significant customer;

•fluctuations in our effective tax rate;
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
Refer to Item 1A, Risk Factors for more information on factors that could cause actual results or events to differ materially from those anticipated and disclosed within this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and in other documents we file from time to time with the SEC. The forward-looking statements included in this report speak only as of the date of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
(Amounts reported in this Annual Report on Form 10-K, except per share amounts, are stated in millions unless otherwise specified. References herein to "ITT," "the Company," and such words as "we," "us," and "our" include ITT Inc. and its subsidiaries on a consolidated basis, unless the context otherwise indicates.)
COMPANY OVERVIEW
ITT is a diversified manufacturer of highly engineered critical components and customized technology solutions for the transportation, industrial, and energy markets. We manufacture components that are integral to the operation of systems and manufacturing processes in these key markets. Our products provide enabling functionality for applications where reliability and performance are critically important to our customers and the users of their products.

BUSINESS OVERVIEW
• Sales in approximately 125 countries	• Strategic proximity and intimacy with customers
• 2020 revenue of $2.5 billion	• Global presence with 67% of revenue outside the U.S.
• Approx. 9,700 employees in 35 countries	• Balanced and diversified portfolio
3 segments: Motion Technologies (MT), Industrial Process (IP), and Connect & Control Technologies (CCT)
MT produces friction, and shock and vibration isolation products; IP delivers industrial flow equipment and services; and CCT produces connectors, fluid handling, motion control, composite materials, and noise and energy absorption products.
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

OUR KEY BRANDS
MT	• ITT Friction Technologies	• KONI	• Wolverine Advanced Materials
	• Axtone	• Novitek	• Galt
IP	• Goulds Pumps	• Bornemann	• Engineered Valves
	• PRO Services	• C'treat	• i-ALERT
• Rheinhütte Pumpen
CCT	• Cannon	• VEAM	• BIW Connector Systems
	• Aerospace Controls	• Enidine	• Compact Automation
	• Neo-Dyn Process Controls	• Conoflow	• Matrix Composites

These brands are associated with quality, reliability, durability, and engineering excellence. Our brands have a strong international presence and participate in many emerging markets, including China, India, Mexico, Brazil, Saudi Arabia, and Russia.
We are committed to continue creating long-term sustainable value for our stakeholders with our strategic framework of customer centricity, operational excellence, innovation, and effective capital deployment. Our strategy is designed to achieve premier financial performance by combining profitable growth with operational improvements, and share gains in all our businesses while keeping our customers at the center of everything we do.
The main focus of our strategy is expanding in global markets and investing in new products that leverage our deep engineering capabilities, combined with operational improvements that optimize safety, quality, on time delivery, and productivity. We are on a journey to establish a high-performance culture that goes beyond the factory floor to improve the efficiency and effectiveness of all critical processes in the value chain and in all functions. These initiatives encompass not only continuous improvement principles, but also leadership, talent, and cultural aspects. For additional information, see "Human Capital Management" within Other Company Information.
We believe that we have the opportunity to continue to expand geographically, broaden our product lines, improve our market position, and increase earnings through organic growth and targeted acquisitions. We continue to evaluate capital investments that will enable us to strategically and efficiently deploy capital. We continue to prioritize close-to-core acquisitions that have unique and differentiated products, services, and technologies. Effective capital deployment, including resource optimization and a disciplined focus on cash flow management, are a major part of how we plan to achieve our financial performance goals and deliver strong shareholder return.
Segment Information
See Note 3, Segment Information, to the Consolidated Financial Statements for financial information about each of our segments.
Motion Technologies (MT)
The Motion Technologies segment, MT, is a manufacturer of brake pads, shims, shock absorbers, energy absorption components, and sealing technologies primarily for the transportation industry, including passenger cars and trucks, light- and heavy-duty commercial and military vehicles, buses, and rail. MT consists of three main business units: Friction Technologies, Wolverine, and KONI & Axtone.
Friction Technologies
Friction Technologies manufactures a range of brake pads installed as original equipment (OE) on passenger cars and trucks, and light- and heavy-duty commercial vehicles. Demand for our products stem from a variety of end customers and automotive platforms around the world. OE pads are sold either directly to OEMs or to Tier-1 brake manufacturers. Our OE pads are designed to meet customer specifications and environmental regulations, and to satisfy an array of performance standards across multiple geographies. Most automotive OEM platforms (car models) require specific brake pad formulations and have demanding quality, delivery, and volume schedules.
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
Sales to Continental, MT's largest customer, represent 20% of 2020 MT revenue. A significant portion of the OEM revenue, typically about half, is derived at the automakers' direction to use an ITT brake pad in Continental's braking systems (calipers), generally through supply agreements signed directly with automakers. The remaining Continental revenue is generated from a long term aftermarket agreement.
Wolverine
Wolverine is a manufacturer of customized damping technologies for automotive braking systems and specialized gasket sealing solutions for harsh operating environments. Brake shims are thin metal and rubber adhesive dampeners that fit onto the brake pad and against the brake caliper to prevent excessive noise and vibration. Gaskets are an anti-vibration and sealing solution that prevent fluid spillage in applications such as engines, transmissions, exhaust systems, fuel systems, and a variety of pneumatic systems. Wolverine sells its products to Tier-2 brake pad suppliers (including Friction Technologies) and to Tier-1 manufacturers.
KONI & Axtone
The KONI and Axtone business service four main end markets: railway rolling stock and passenger; car & racing; bus, truck & trailer; and defense vehicles.
Railway provides a wide range of equipment for passenger rail, locomotives, freight cars, high speed trains, and light rail. Offerings include customized energy absorption solutions, hydraulic shock absorbers (primary, lateral, and inter-car), yaw dampers, springs, visco-elastic and hydraulic buffers, coupler components, and crash mitigation. Revenue from for our rail damping systems are balanced between OE and AM customers. Sales are either directly to train manufacturers, train operators carrying out scheduled train maintenance programs, or indirectly through distributors.
Car & Racing features performance shock absorbers often using our Frequency Selective Damping (FSD) technology. FSD products generally have been used by car and racing enthusiasts who desire to modify their cars for increased handling performance and comfort, and are also being incorporated into new OEM platform designs and sold to Tier-1 shock absorber manufacturers. KONI aftermarket car shock absorbers are sold around the world, directly to customers and through a distribution network that markets KONI products into specific geographies or customer groups.
Bus, Truck & Trailer and Defense manufactures shock absorbers and dampers, for sale to both OEM and AM customers.
Other Information
Due to many years of investment in our core capabilities and our collaboration with major OEMs, today's MT is recognized as a leader in customer satisfaction, quality and on-time delivery. MT has a global and concentrated manufacturing footprint with advanced automation capabilities, with production facilities in Europe, China, and North America.
MT competes in markets primarily served by large and well-established national and global companies. Key competitive drivers within the brake pad and brake shim business include technical expertise, formulation development capabilities, scale production, product performance, high-quality standards, customer intimacy, reputation, and the ability to meet demanding delivery and volume schedules in a reduced amount of time. OE and OES brake pad customers usually require long-lasting and well-established relationships based on mutual trust, local proximity, and a wide range of cooperative activities, starting from the design, to the sampling, prototyping and testing phases of brake pads. Within the independent AM pads market, MT is a leading automotive supplier in a highly fragmented global market. MT delivers products for both internal combustion engine vehicles and electric vehicles.
Competitive drivers in the rail damping systems business include price, technical expertise and product performance. Rail damping systems are considered critical components because of safety requirements and thus they have to be specifically designed according to many different train applications, and must satisfy strict compliance and safety requirements. MT is a leader in the rail dampers component of the complete rail damper system in Europe and the U.S. and continues to gain market share in China.
Industrial Process (IP)
The Industrial Process segment, IP, is an original equipment manufacturer, and an aftermarket parts and service provider offering an extensive portfolio of industrial pumps, valves, and plant optimization and remote monitoring systems and services. IP's products serve an extensive base of customers from large multi-national companies and engineering, procurement and construction (EPC) firms to regional distributors and to various other end-user customers. IP has a global manufacturing footprint with significant operations in the United States, South Korea, Saudi Arabia, and Germany. IP's customers operate in global infrastructure and natural resource markets such as oil and gas, chemical and petrochemical, pharmaceutical, general industrial, mining, pulp and paper, food and beverage, and power generation. Brands include Goulds Pumps, Bornemann, Rheinhütte Pumpen, Engineered Valves, PRO Services, C'treat, and i-ALERT.
Industrial Pumps
Industrial pumps serve a wide array of customers and applications primarily in the chemical, oil and gas, mining, general industrial, pharmaceutical, and power generation markets. IP designs and manufactures configured-to-order industry standards-based industrial pumps that are highly engineered and customized to customer’s needs. These products include a broad portfolio of API (American Petroleum Institute), ANSI (American National Standards Institute), ATEX (ATmosphere EXplosible, European Directive 2014/34/EC), IECEx (IEC standards), and ISO (International Organization for Standardization) centrifugal process pumps, and twin screw, axial, and positive displacement pumps, and water systems. Our project pumps are generally part of larger and more complex capital projects, have longer lead times than baseline pumps, and are generally managed by EPC firms. IP has been redesigning its pump portfolio in order to increase hydraulic efficiency and reduce costs.
Valves
Valves are manufactured to handle a wide variety of materials and solve unique challenges in the biopharmaceutical, chemical, mining, power generation, pulp and paper, and general industrial markets. Our portfolio of valve products include industrial knife-gate valves, ball valves, and sanitary diaphragm valves, marketed under the brand names EnviZion®, Cam-Line®, Cam-Tite®, Dia-Flo®, Fabri-Valve®, Pure-Flo®, and Skotch®. Our EnviZion® valve has embedded technologies that allow for a more streamlined and faster installation and change-over process, delivering higher equipment uptime, longer preventative maintenance cycles and greater production capacity for manufacturers.
Aftermarket
Our aftermarket solutions, which represent approximately 40% of IP's revenue, provide customers with replacement parts, services, and plant optimization solutions that reduce total cost of ownership for pumps and rotating equipment. In addition to providing standard repairs and upgrades, the business also develops engineered solutions for specific customer process issues. Examples include innovative technologies like PumpSmart Control & Protection Technology and i-ALERT Equipment Health Monitoring Devices to remotely control and monitor pumps and other rotating equipment in an industrial environment.
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
The pump and valve markets served are highly competitive and fragmented. For most of our products there are many regional competitors and a limited number of larger global peers. Primary customer purchase decision drivers include price, lead time and on-time performance, brand recognition, quality, breadth of product and service offerings, commercial terms, technical support and localization. Pricing can be very competitive for large projects because of overcapacity, fewer investment projects, and aftermarket opportunities for the original equipment provider.
Connect & Control Technologies (CCT)
The Connect & Control Technologies segment, CCT, designs and manufactures a range of highly-engineered connectors and specialized products for critical applications supporting various markets including aerospace and defense, industrial, transportation (including electric vehicles), medical, and oil and gas. CCT’s products are often components on long-lived platforms that generate recurring aftermarket and replacement opportunities. CCT has organized its business around product offerings and end-user markets, with dedicated teams that specialize in solutions for their specific markets, providing focused customer support and expertise.
Connector Products
The connector product portfolio includes high-performance connectors of the following types: Circular, Rectangular, Radio Frequency, Fiber Optic, D-sub Miniature, Micro-Miniature, and cable assemblies. Brands include Cannon, VEAM, and BIW Connector Systems, which deliver solutions to enable the transfer of data, signal, and power into various end-user markets including aerospace, defense, industrial, transportation, medical, and oil and gas. These brands are known for high-performance, high-reliability solutions which withstand high temperature and pressure and are resistant to corrosive environments. In certain harsh environment niche markets, our connector products are considered market leaders because of our technological capabilities, cost performance, and global footprint.

Products for the aerospace and defense markets include industry standards-based connectors and late stage customized solutions for most segments of the commercial aviation and defense industries. These products are designed to withstand the extreme conditions in harsh environments that are typical in aviation and military applications and where reliability and safety are critical factors.
Products for the industrial markets include connectors for industrial production equipment, industrial electronics and instruments, and other industrial and medical applications. Products for the transportation markets include connectors for passenger rail, heavy-duty vehicles, and electric vehicle charging station applications.
Products for the oil and gas markets include connectors that provide power for electric submersible pumps in oil wells, reservoir monitoring instruments, and electrical downhole heaters. Oil and gas product applications include electrical power penetrators for wellheads, packers, and pods that are able to accommodate various sizes and provide for multiple sealing strategies and ratings.
Control Products
The control product portfolio provides actuation, fuel management, noise and energy absorption, and environmental control systems, and precision composites, with a specialized set of design and engineering skills and capabilities that enable CCT to deliver custom solutions for unique applications for the aerospace and defense, and industrial markets.
Control products for the aerospace and defense markets consist of fuel and water pumps, valves, electro-mechanical rotary and linear actuators, and pressure, temperature, limit, and flow switches for various aircraft systems. These products also include stowage bin rate controls, rotary hinge dampers and actuators, seat recline locks and control cables, electromechanical seat actuation, a variety of engineered elastomer isolators to protect equipment and keep the interior of the aircraft quiet, elastomeric bearings for rotorcraft vibration isolation, certain energy absorption products and other aerospace components. Other control products for this market include environmental control systems such as climate control and ice protection heaters, composite conveyance ducting and acoustically engineered inlets and exhausts for auxiliary power units and precision composites used in aerospace and defense engine and airframe applications. Brands include Aerospace Controls, Enidine, and Matrix Composites.
Control products for the industrial markets include large and small bore shock absorbers, linear and rotary actuators, and process control instrumentation, such as high and low pressure regulators and flow, temperature, and pressure switches. The shock absorbers and actuators serve a wide range of applications in a diverse set of end-markets including production, packaging, factory automation, and anti-seismic infrastructure. The process control products primarily serve the chemical, petrochemical, and energy segments of the industrial market. Brands include Enidine and Compact Automation.
Other Information
CCT has a global production footprint, including facilities in the United States, Mexico, Germany, Italy, China, and Japan, which provide close geographic proximity to key customers. CCT competes with a large number of companies in highly fragmented industries. CCT’s competitors can range from large public multi-national corporations to small privately held local firms, depending on the product line and region. CCT's ability to compete successfully depends upon numerous factors, including quality, price, lead time, performance, brand recognition, customer service, innovation, application expertise, and previous installation history. In addition, collaboration with customers to deliver a wide range of product offerings has allowed CCT to compete effectively, to cultivate and maintain strong customer relationships, and to expand into new markets. CCT products are sold direct and through numerous channels including distributors. CCT has long-lasting relationships with distributors, as many have been selling certain CCT products for decades. Sales to distributors represented approximately 28% of 2020 CCT revenue.

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
We continually monitor the business conditions of our supply chain to maintain our market position and to avoid potential supply disruptions. There have been no raw material shortages that have had a material adverse impact on any such business as a whole, and we have been able to develop a robust supply chain such that we do not anticipate shortages of raw materials in the future. During 2020, we were able to effectively manage supply chain challenges for certain raw materials due to the COVID-19 pandemic. The pandemic-related challenges are expected to continue in part in 2021. As a result, there can be no assurance that the Company will not be adversely affected by price volatility or the availability of supplies to meet our demands in the future.
Although some cost increases may be recovered through increased prices to customers, our operating results are generally exposed to fluctuations in the prices of raw materials and commodities due to inflation, and tariffs imposed by the U.S. and other countries. When practical, we attempt to control such costs through fixed-priced contracts with suppliers. We typically acquire materials and components through a combination of blanket and scheduled purchase orders to support our materials requirements for an average of four to eight weeks, with the exception of some specialty materials. From time to time, we experience price volatility or supply constraints for raw materials based on market supply and demand dynamics. In limited circumstances, we may have to obtain scarce components for higher prices on the spot market, which may have a negative impact on gross margin and can periodically create a disruption to production and delivery. We also acquire certain inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price, and availability of supply. We evaluate hedging opportunities to mitigate or minimize the risk of operating margin erosion resulting from the volatility of commodity prices.
Manufacturing Methods
Our businesses utilize two primary methods to fulfill demand for products, build-to-order and engineer-to-order.
•Build-to-order consists of assembling a group of products with the same pre-defined specifications, generally for our OEM customers. We employ build-to-order capabilities to maximize manufacturing and logistics efficiencies by producing high volumes of basic product configurations.
•Engineer-to-order consists of assembling a customized system according to a customer’s individual order specifications. Engineering products-to-order permits the configuration of units to meet the customized requirements of our customers.
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
Research and Development
Research and Development (R&D) is key to our strategy and is generally focused on the design of highly engineered solutions. R&D focuses on developing solutions that bring a competitive offering that address clear needs in the market segments we serve. In addition, we work closely with our customers to address their needs by engineering a solution to fit their particular application and enable our customers to achieve their results. We believe R&D is a source of competitive advantage and in recent years, we have invested in new innovation centers of excellence and plan to continue this effort in the future. R&D as a percentage of sales was 3.4% during both 2020 and 2019, and 3.6% during 2018.
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
Environmental Matters
We are subject to stringent federal, state, local, and foreign environmental laws and regulations concerning air emissions, water discharges and waste disposal. In the U.S., these include, but are not limited to, the Federal Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Environmental requirements are significant factors affecting our operations. We have established an internal program to assess compliance with applicable environmental requirements at our facilities. The program, which includes periodic audits of many of our locations, including our major operating facilities, is designed to identify problems in a timely manner, correct deficiencies and prevent future noncompliance. ITT's environmental liabilities are, for the most part, not associated with current operating facilities (only 2 of ITT's 27 locations with environmental liabilities are current operating sites). Additionally, ITT’s diligent approach to remediation has resulted in a reduction in the number of environmental matters by approximately 50% over the past 6 years.
We closely monitor our environmental responsibilities, together with trends in environmental laws. In addition, we have purchased insurance protection against certain environmental risks arising from our business activities. Environmental laws and regulations are subject to change, and the nature and timing of such changes, if any, is difficult to predict. As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements. See "Critical Accounting Estimates" within Item 7, Management's Discussion and Analysis, as well as Note 20, Commitments and Contingencies, to the Consolidated Financial Statements for additional information regarding environmental matters.
Human Capital Management
In order to continue innovating in the industries we serve, ITT remains committed to attracting and retaining top talent. We strive to make ITT a diverse, inclusive, and safe workplace for all, and create a high-performance culture with opportunities and training for employees to develop and grow professionally and personally. In addition, we offer competitive compensation, benefits, and health and wellness programs. As of December 31, 2020, we had approximately 9,700 employees located in 35 countries, including 2,600 employees in the U.S.
Corporate Governance and Oversight
We believe that the success of our business is tied to the strength of our human capital. In order to foster a high-performance culture, we are committed to recruiting and hiring, onboarding and training, compensation planning, performance management, and professional development. To facilitate oversight of these matters, our Board of Directors (the “Board”) is composed of highly experienced and diverse individuals. The role of the Board is to oversee the affairs of the Company, including those pertaining to human capital, and to ensure the overall success of the business. The Board and our executive leadership team are committed to creating and adhering to policies and practices that will help attract, retain, and develop a workforce that aligns with our strategies and values. The Board and executive leadership team also work closely together to evaluate human capital areas, such as those involving workplace health, safety, and well-being; and to implement measures to support these areas.

Diversity, Equity & Inclusion
Diversity, Equity, & Inclusion are critical business priorities for ITT. We value and leverage the differences that make each of us unique. We are focused on demonstrating our commitment to Diversity, Equity & Inclusion through our actions, including creating an environment where all ITTers are able to fully engage and achieve their potential, and freely share ideas to guide us toward more innovative thinking and better business decisions and solutions. We value diversity in our employee population, including diversity in race, religion, gender, disability, nationality, age, sexual orientation, ethnic background, and more. For additional information along with our diversity metrics and statistics, please refer to our June 2020 Sustainability Supplement report found on our website. We firmly believe that we will create more success by leveraging our collective know-how and continuously learning from each other's diverse ideas, opinions and experiences. We believe that creating a diverse environment allows us to generate bold thinking that will sustain and propel our success in the global marketplace and create long-term sustainable value for all our stakeholders.

Labor Practices and Policies
At ITT, we strive to treat all employees equitably and are committed to maintaining fair labor practices around the world. We adhere to the International Labour Organization (ILO) Declaration of Fundamental Principles and Rights at Work. Some of these principles are summarized below.
•ITT respects employees’ right to bargain collectively within the requirements of the law, and we partner closely with union leaders to address labor issues at our sites.
•ITT pays its employees fair and competitive rates and provides competitive benefits.
•ITT fully adheres to the ILO Declaration of Fundamental Principles and Rights at Work, which calls on countries and companies to abolish child labor.
ITT fully supports and adheres to the principles of both the Universal Declaration of Human Rights and the United Nations Global Compact everywhere we operate.
As of December 31, 2020, approximately 21% of our U.S. employees are represented by unions. No one unionized facility accounted for more than 12% of ITT's total revenues. In addition, many of our global employees are covered by collective agreements or represented by works councils or other groups. Our relations with our employees are strong and we have not experienced any material strikes or work stoppages in the past several years.
Health, Safety, and Well-being
At ITT, the health, safety, and well-being of our employees is our number one priority. Our Environmental, Safety, Health and Security (ESH&S) team provides for the systemic control of workplace risks and drives continual improvement of environmental and occupational safety and health protocols at all our sites around the world. We challenge ourselves to continually reduce injury frequency and severity by engaging employees in our “Accept Only Zero” safety accountability system and fostering an environment where employees take responsibility for their actions and have access to tools and training to work safely together. Our focus on employee safety has resulted in a 25% decline in recordable incidents in 2020 as compared to the prior year, as well as a reduction in workers' compensation expenses in the United States.
Talent Development
We invest significant resources to develop our talent and to remain a worldwide leader in the manufacturing of highly-engineered customized products and solutions. We foster employee growth and development by providing numerous training opportunities across the globe and by engaging in periodic talent reviews and in-depth succession planning sessions globally. Our talent development programs provide employees with the resources they need to help achieve their career goals and to build strong management and leadership skills.

Compensation and Benefits
We provide flexible compensation and benefits programs to help meet the needs of our employees. In addition to base salaries, we offer numerous benefits for certain eligible employees, including annual bonuses, stock awards, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, flexible work schedules, employee assistance programs, and tuition reimbursement. With respect to stock awards, we have used discretionary equity-based grants with vesting conditions to facilitate the retention of key personnel, particularly those identified as high-performing talent.
General Developments of the Business
Acquisitions

Date of Acquisition	Segment	Business Acquired	Description
July 3, 2019	CCT	Matrix Composites (Matrix)	Manufacturer of precision composite components in the aerospace and defense market
April 30, 2019	IP	Rheinhütte Pumpen Group (Rheinhütte)	Designer and manufacturer of highly-engineered pumps suited for harsh and corrosive environments for the industrial and chemical markets primarily in Europe
Other than as described herein, there have been no significant developments since our previous Form 10-K filing. See Note 22, Acquisitions, to the Consolidated Financial Statements for additional information.

ITEM 1A.	RISK FACTORS
We are subject to a wide range of factors that could materially affect future developments and performance. Because of these factors, past performance may not be a reliable indicator of future results. You should carefully consider, together with the other information contained in this Annual Report on Form 10-K, the risks and uncertainties described below. These risk factors may have an adverse material effect on our reputation, business, results of operations, financial condition, or cash flows. In addition to these risks, there may be additional risks and uncertainties that adversely affect our business, performance, or financial condition in the future that are not presently known, are not currently believed to be significant, or are not identified below because they are common to most or all companies.

	Description	Page
Business and Operating Risks:
1	COVID-19 Pandemic	10
2	Asbestos-Related Matters	11
3	Uncertain Global Economic and Capital Market Conditions	11
4	International Operations and Sales	12
5	Foreign Currency Exchange Rates	12
6	Capital Investment by Customers	13
7	Competition and Quality Issues	13
8	Raw Material Prices	14
9	Distribution of Products and Services	14
10	Retention of Key Personnel	14
11	Material Business Interruption	14
12	Intellectual Property Rights	15
13	Cyber Security Breaches	15
14	Increased Scrutiny Related to Environmental, Social, and Governance	16
15	Portfolio Management Strategies and Past Divestitures and Spin-offs	16
Legal and Regulatory Risks:
16	Tariffs	17
17	Government Contracting	17
18	Income Taxes	17
19	Environmental Laws or Regulations	18
20	Anti-corruption Legislation	18
21	Product Liabilities	18
22	Anti-takeover Provisions	18
Business and Operating Risks
RISK 1: Our financial condition and results of operations have been and may continue to be adversely affected by the COVID-19 pandemic and the governmental and market reactions to COVID-19.
The COVID-19 pandemic and the resulting measures by federal, state and local governments to contain the outbreak have caused, and continue to cause, significant disruptions in our businesses and in global markets where we operate. These disruptions have had, and may continue to have, a material adverse effect on our financial condition and results of operations due to the occurrence of the following:
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
The ultimate impact of the COVID-19 pandemic on our operations and financial performance will depend on future developments that are not within our control, including, but not limited to, the severity and duration of the pandemic, the availability and effectiveness of vaccines or other medical remedies against COVID-19, the effectiveness of government stimulus programs, the severity of a resurgence of COVID-19 or new strains of the virus, the extent to which people continue to work from home, restrictions on or people's attitudes towards travel, and the pace of recovery when the COVID-19 pandemic subsides. At this time, we cannot predict the duration or full magnitude of the COVID-19 pandemic, the various governmental containment measures or the resulting disruptions to our markets and our business. The longer the pandemic continues, including a resurgence or a more severe wave, the more likely that the foregoing risks will be realized and that other negative impacts on our business will occur, including some that we are unable to currently predict.
RISK 2: Our exposure to pending and future asbestos claims and related liabilities, assets, and cash flows is subject to significant uncertainties.
Subsidiaries of ITT, ITT LLC (f/k/a ITT Corporation) and Goulds Pumps LLC (f/k/a Goulds Pumps, Inc.), have been sued, along with many other companies, in numerous lawsuits in which the plaintiffs claim damages for personal injury arising from exposure to asbestos from component parts of certain products sold or distributed by various defendants, including certain ITT subsidiaries and we expect similar lawsuits to be filed in the future. As such, we record an estimated liability related to pending claims and claims that we estimate will be filed in the future based on a number of key assumptions, including the likelihood of suits being filed, claim acceptance rates, disease type, settlement values and defense costs. These assumptions are derived from ITT’s experience in resolving asbestos claims and reflect our expectations about future claim activities.
In addition, we record an asset that represents our best estimate of probable recoveries from our insurers for the estimated asbestos liabilities. There are significant assumptions made in developing estimates of asbestos-related recoveries, such as policy triggers, policy or contract interpretation, the methodology for allocating claims to policies, and the continued solvency of the Company’s insurers. All of our primary insurance policies are exhausted, which may result in higher net cash outflows until excess carriers begin accepting claims for reimbursement. Performance by our insurers could differ from the assumptions underlying the recognized asset and could result in lower collections of receivables than are currently expected. Lower collections of receivables would increase the Company’s asbestos costs. In addition, insurance recoveries may vary significantly from period to period, and the recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers and our expectation that certain insurance policies will exhaust over time.
Due to these uncertainties, it is difficult to predict the ultimate cost, including potential recoveries, of resolving pending and unasserted asbestos claims. Changes in estimates related to these uncertainties may result in increases or decreases to the net asbestos liability, particularly if the quality, number of claims, or settlement or defense costs change significantly, if there are significant developments in the trend of case law or court procedures, or if legislation or another alternative solution is implemented. The resolution of asbestos claims may take many years. Adverse future events affecting the Company's asbestos costs could have a material adverse effect on our financial condition, results of operations, or cash flows in any given period.
RISK 3: Our operating results and our ability to maintain liquidity or procure capital may be adversely affected by unfavorable or uncertain global economic and capital market conditions.
We have experienced and expect to continue to experience volatility in revenues, operating results and profitability due to uncertain global economic and capital market conditions and the COVID-19 pandemic. We have undertaken measures to reduce the impact of this volatility through diversification of markets and expansion of the geographic regions in which we operate. The end markets we serve include automotive, aerospace, oil and gas, industrial, mining, chemical, and defense, each of which is impacted by specific industry and general economic cycles. Important factors impacting our businesses include, but are not limited to, the overall strength of the global economy and our customers’ confidence in local and global macroeconomic conditions, industrial spending, tax rates, interest rates, the availability of commercial financing, and regulations and tariffs in the jurisdictions in which we operate. Instability in the global credit markets and geopolitical environment in many parts of the world may put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets or regions deteriorate, we may experience material impacts on our financial statements.
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
RISK 4: We are subject to inherent business risks due to our operations and sales outside the U.S. and in emerging markets.
Our international operations, including U.S. exports, comprise a growing portion of our operations and are a strategic focus for continued future growth. Our strategy calls for increasing sales in overseas markets, including emerging markets such as Mexico, South America, China, Russia, and the Middle East. In 2020, 67% of our total sales were to customers operating outside of the United States. Our sales from international operations and export sales are subject to varying degrees of risks inherent in doing business outside of the United States. These risks include the following, some of which could be impacted by changes in international trade agreements or the imposition or increase of tariffs or trade sanctions between the United States and other countries:
•possibility of unfavorable circumstances arising from host country laws or regulations;
•restrictions, regulations, or tax liabilities on currency repatriation;
•potential negative consequences from changes to taxation policies;
•the disruption of operations from labor and political disturbances;
•our ability to hire and maintain qualified staff in these regions; and
•changes in tariffs and trade barriers, sanctioned countries and individuals, and import and export licensing requirements.
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
RISK 5: Significant movements in foreign currency exchange rates may adversely affect our financial statements.
A significant portion of our sales are to customers operating outside the U.S.; therefore, we are exposed to fluctuations in foreign currency exchange rates which could adversely affect our results of operations. The primary currencies to which we have exposure are the Euro, Czech koruna, Mexican peso, Polish zloty, South Korean won, and the Chinese renminbi. From time to time, we may enter into derivative contracts to hedge some of these foreign currency exposures. However, our hedging strategy may fail to reduce our exposure or could result in unfavorable impact to our operating results.

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
RISK 6: Our business is impacted by our customers' levels of capital investment and maintenance expenditures, particularly in the oil and gas, chemical, and mining markets.
Demand for certain industrial products and services depends on the level of capital investment and planned maintenance expenditures of our customers. Our customers’ levels of capital expenditures depend, in turn, on general economic conditions, availability of credit, economic conditions within their respective industries, volatility in commodity prices, expectations of future market behavior, and their liquidity and financial position. The ability of our customers to finance capital investment and maintenance may also be affected by factors independent of the conditions in their industries, such as the condition of global credit and capital markets. Some of our customers may also choose to postpone capital investment and maintenance, even during favorable conditions in their industries or markets, which could lead to the delay or cancellation of orders.
The businesses of many of our customers, particularly those in the oil and gas, chemical, and mining industries, which represented approximately 9%, 10%, and 3%, respectively, of our 2020 revenue, are to varying degrees cyclical and have experienced, and may in the future experience, periodic downturns of varying severity. For example, the volatility of the oil and gas market has generally been dependent upon the prevailing view of future gas and oil prices, which are influenced by numerous supply and demand factors, including availability and cost of capital, global and domestic economic conditions, environmental regulations, policies of OPEC countries and Russia, and other factors. Actions taken by Saudi Arabia and Russia and the COVID-19 pandemic have caused a worldwide oversupply in oil and gas, resulting in significant reductions in oil and gas prices. Our customers in these industries, particularly those whose demand for our products and services is primarily profit-driven, historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. Additionally, fluctuating energy demand forecasts and commodity pricing and other macroeconomic factors may cause our customers to be more conservative in their capital planning, which could reduce demand for our products and services. Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in our industry. These factors could have a material adverse effect on our business, results of operations and financial condition.
RISK 7: Failure to compete successfully and innovate and quality issues with our products could adversely affect our business.
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
We manufacture key components that are integral to the operation of systems and manufacturing processes in the markets we serve. The reliability and performance of our products are critically important to our customers and the users of their products. Accordingly, quality is extremely important to us and our customers due to the potentially costly consequences of product failure. Our quality certifications, including products manufactured to military specifications, are critical to the marketing success of our goods and services. Our success in part depends on our ability to manufacture to exact tolerances precision-engineered components, subassemblies, and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high-quality components will be harmed, our competitive advantage could be damaged, and we could lose customers, market share or our ability to sell certain products.

RISK 8: Our business could be adversely affected by raw material price volatility and the inability of suppliers to meet quality and delivery requirements.
Our business relies on third-party suppliers for raw materials, components and contract manufacturing services to produce our products. The supply of raw materials to the Company and to its component parts suppliers could be interrupted for a variety of reasons. For most of our products, we have existing alternate sources of supply, or the required materials have historically been readily available. In limited instances we depend on a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to a limited number of suppliers. While we believe we could obtain and qualify alternative sources for most sole and limited source supplier materials, if necessary, the transition to an alternative source could be complex, costly, and protracted, especially if the change requires us to redesign our systems. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including the COVID-19 pandemic, production interruptions at suppliers, capacity constraints, labor disputes, the impaired financial condition of a particular supplier, the ability of suppliers to meet regulatory requirements and suppliers’ allocations to other purchasers. Any delay in our suppliers’ abilities to provide us with sufficient quality or flow of materials or any supplier price increases, or decreased availability of raw materials or commodities could impair our ability to deliver products to our customers. In addition, commodity prices and the prices for other raw materials necessary for production have, and may continue to have, significant fluctuations. We may not be able to pass along increased raw material and component prices to our customers in the form of price increases or our ability to do so could be delayed.
RISK 9: If we fail to manage the distribution of our products and services effectively, our revenue, gross margin and profitability could suffer. A significant portion of our revenue is derived from a single customer.
We bring our products and services to market using a variety of sales channels, including a broad network of distributors, agents, and value-added resellers. Each distribution method has distinct risks and profit margins, and our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and profit margins. Changes to the sales channels could introduce additional complexity to our sales and inventory management processes and could cause disruptions or create channel conflicts.
We may be impacted by the loss of or delays caused by a distributor, the loss or deterioration of some distribution or reseller arrangements, channel conflicts, including the consolidation of third-party distributors, or if the financial conditions of our channel partners were to weaken. Some of our distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, leading to a slowness or difficulty in the cash collection process. Distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Our reliance on indirect distribution methods may reduce visibility to end-customer demand, generating a time lag to the market trend with potential negative impacts on inventory levels and strategic decisions, including pricing, capital deployment, and operational decisions.
Sales to Continental, ITT's largest customer, were approximately 9% of our total revenue in 2020. A significant portion of the OEM revenue, typically about half, is derived at the automakers' direction to use an ITT brake pad in Continental's braking systems (calipers), generally through supply agreements signed directly with automakers. The remaining Continental revenue is generated from a long term aftermarket agreement. The loss of this customer could have a material adverse effect on our business, results of operations, or financial condition.
RISK 10: Failure to retain our existing senior management, engineering and other key personnel or the inability to attract and retain new qualified personnel could negatively impact our ability to operate or grow our business.
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
RISK 11: A material business interruption, particularly at one of our manufacturing facilities, could negatively impact our ability to generate sales and meet customer demand.
If operations at one of our manufacturing facilities were to be disrupted as a result of an equipment failure, natural disaster, power outage, fire, explosion, act of terrorism, war, IT system failure, cyber-attack, adverse weather conditions, labor disputes, epidemic or pandemic illness (including without limitation, COVID-19), relocation of production location, or any other reason, our ability to meet customer demand for our products may be impacted. We have business continuity plans in place to mitigate the effects of such interruptions, but these plans may not be sufficient to resolve the issues in a timely manner. A significant interruption in production capability could also require us to make substantial payments due to non-performance. We also have insurance for certain covered losses which we believe to be adequate to offset a significant portion of the costs for reconstruction of facilities and equipment, as well as certain financial losses resulting from any production interruption or shutdown. However, any recovery under our insurance policies would be subject to deductibles and, depending on the coverage, may not offset the lost revenues or increased expenses that may be experienced during the disruption of operations.
RISK 12: Our inability to protect our own intellectual property rights, or unintentionally violating the intellectual property rights of others could negatively impact our business and financial results.
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
RISK 13: Our operations could be disrupted and our business could be materially and adversely affected by our inability to prevent, detect or adequately respond to cyber security breaches.
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
Our information technology systems and those of third party service providers may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, cyber-attacks, and user errors. While we actively manage the risks to our information systems that are within our control, we can provide no assurance that our actions or those of our third party service providers will be successful in eliminating or mitigating risks to our systems, networks or data. If we experience a disruption in our information technology systems, it could result in the loss of sales and customers and significant incremental costs, which could materially adversely affect our business. Even the most well-protected information systems are vulnerable to internal and external security breaches including, but not limited to, those by computer hackers and cyber terrorists utilizing techniques such as phishing, ransomware or denial of service attacks. As a provider of products and services to government and commercial customers, and particularly as a government contractor, we are subject to a heightened risk of security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, or acts of vandalism, including by foreign governments and cyber terrorists. Furthermore, information technology security threats are increasing in sophistication, intensity, and frequency. A security breach may occur, including breaches that we may be unable to detect. The unavailability of our information systems, the failure of these systems to perform as anticipated for any reason or any significant breach of security could cause significant disruption to our business or could result in decreased performance and increased costs.
The processing and storage of certain information is increasingly subject to privacy and data security regulations, and many such regulations are country-specific. The interpretation and application of data protection laws in the U.S., Europe, and elsewhere are uncertain, evolving and may be inconsistent among jurisdictions. Compliance with these various laws (including California's Consumer Privacy Act, which became effective on January 1, 2020) may be onerous and require us to incur substantial costs or to change our business practices in a manner that adversely affects our business, while failure to comply with such laws may subject us to substantial penalties. For example, the European Union's General Data Protection Regulation (GDPR), which became effective in 2018, imposed significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance
If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our security processes and procedures and our compliance with evolving privacy and data security regulations and government cyber security requirements for government contractors, potentially causing us to lose business. A breach could also result in the loss of our intellectual property, potentially impacting our long-term capability to compete for sales of affected products. In addition, a breach of security of our information systems could result in litigation, regulatory action and potential liability, as well as increased costs to implement further information security measures. If we are unable to prevent, detect or adequately respond to cyber security breaches, our operations could be disrupted and our business could be materially and adversely affected.
RISK 14: Increased scrutiny from investors, lenders, and other market participants regarding our environmental, social and governance, or sustainability responsibilities could expose us to additional costs and adversely impact our liquidity, results of operations, reputation, employee retention, and stock price.
There is an increasing focus from certain investors, customers and other key stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. Some investors may use ESG criteria to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate.
The ESG factors by which companies’ corporate responsibility practices are assessed may change. This could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we are unable to satisfy new corporate responsibility criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives are not executed as planned, our reputation, employee retention and the willingness of our customers and suppliers to do business with us, financial results, and stock price could be materially and adversely affected.
RISK 15: Portfolio management strategies for growth, including cost-saving initiatives, may not meet expectations, and past divestitures and spin-offs may expose us to potential liabilities.
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
Legal and Regulatory Risks
RISK 16: Tariffs remain uncertain and may continue to have a negative impact to our business.
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
RISK 17: We are subject to risks related to government contracting, including changes in levels of government spending and regulatory and contractual requirements applicable to sales to the U.S. government.
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
RISK 18: Changes in our effective tax rates as a result of changes in the realizability of our deferred tax assets, the geographic mix of earnings, tax examinations or disputes, tax authority rulings, or changes in the tax laws, may adversely affect our financial results.
The Company is subject to taxes in the U.S. and in various foreign jurisdictions. We exercise significant judgment in calculating our provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Changes in domestic or foreign tax laws and regulations, or their interpretation, could result in higher or lower tax rates assessed or changes in the taxability of certain income or the deductibility of certain expenses, thereby affecting our tax expense and profitability. Any significant increase in our future effective tax rates could reduce net income in future periods. Given the global nature of our business, a number of factors may increase our future effective tax rates, including changes in the geographic mix of our profits among jurisdictions with differing statutory income tax rates; sustainability of historical income tax rates in the jurisdictions in which we conduct business; changes in tax laws applicable to us; expiration, renewal, or application of tax holidays; the resolution of issues arising from tax audits with various tax authorities; or changes in the valuation of our deferred tax assets, deferred tax liabilities, and deferred tax asset valuation allowances.
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
RISK 19: Changes in environmental laws or regulations, the discovery of previously unknown or more extensive contamination, or the failure of a potentially responsible party to perform may adversely affect our financial results.
We are subject to a variety of federal, state, local and foreign laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals, gases and other substances used in manufacturing our products that could require us to incur substantial expenses. Environmental laws and regulations allow for the assessment of substantial fines and criminal sanctions as well as facility shutdowns to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. The discovery of previously unknown or more extensive contamination at a site which the Company previously operated or currently operates could suddenly subject the Company to costly remediation efforts. We could be affected by changes in environmental laws or regulations, including, for example, those imposed in response to vapor intrusion or climate change concerns and violations by us of such laws and regulations. In addition, we may be impacted by the adequacy of insurance policies, our inability to recover costs associated with any such developments, or financial insolvency of other potentially responsible parties which could have a material adverse effect on our business, financial condition and results of operations.
RISK 20: Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, as well as export controls and trade sanctions, could result in fines or criminal penalties.
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
RISK 21: We are subject to laws, regulations and potential liability relating to product liability.
Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of products for the markets we serve. In addition, many of the devices we manufacture and sell are critical components designed to be used in harsh environments for long periods of time where the cost of failure is high. Component failures, manufacturing defects, design flaws, or inadequate disclosure of product-related risks or product-related information could result in an unsafe condition or injury to, or death of, an end-user of our products. The occurrence of such a problem could result in product liability claims or a recall of, or safety alert relating to, one or more of our products which could ultimately result, in certain cases, in the removal of such products from the marketplace and claims regarding costs associated therewith. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have an adverse effect on our reputation and on our ability to attract and retain customers for our products.
RISK 22: Anti-takeover provisions in our organizational documents and Indiana law could delay or prevent a change in control.
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
We own or lease over 100 manufacturing plants, warehouses, service centers, and sales and administrative offices to support our operations. These properties are located in various regions including North America, Europe, Asia, South America and the Middle East. We consider these properties to be in good condition with sufficient capacity to accommodate the Company’s needs. The following table summarizes the number and area (in thousands of square feet) of our material properties (other than our corporate headquarters) by region and business segment as of December 31, 2020. Our material properties are defined as those containing 25,000 square feet or more and primarily consist of manufacturing locations. Our material properties account for over 90% of the total area of our properties.

	Motion Technologies		Industrial Process		Connect & Control Technologies		Total
Location	#	Area	#	Area	#	Area	#	Area
Owned:
North America	4	814	6	1,198	3	515	13	2,527
Europe	9	1,651	1	357	1	231	11	2,239
Asia	—	—	1	671	1	34	2	705
South America	—	—	1	43	—	—	1	43
	13	2,465	9	2,269	5	780	27	5,514

Leased:
North America	2	86	9	402	3	306	14	794
Europe	5	545	2	60	1	53	8	658
Asia	2	376	4	267	1	256	7	899
South America	—	—	3	110	—	—	3	110
	9	1,007	18	839	5	615	32	2,461
Additionally, our corporate headquarters is located in White Plains, New York and is approximately 50,000 square feet. In October 2020, we signed a lease to relocate our corporate headquarters to Stamford, Connecticut. We plan to move to the new location in the third quarter of 2021.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to asbestos and environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues and commercial or contractual disputes and acquisitions or divestitures. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 20, Commitments and Contingencies, to the Consolidated Financial Statements.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company as of February 1, 2021, are listed below.

Name	Age	Current Title
Luca Savi	55	President and Chief Executive Officer
Davide Barbon	51	Senior Vice President and President, Asia Pacific
John Capela	41	Vice President and Chief Accounting Officer
Emmanuel Caprais	46	Senior Vice President and Chief Financial Officer
Ryan F. Flynn	49	Senior Vice President and President, Connect & Control Technologies
Carlo Ghirardo	50	Senior Vice President and President, Motion Technologies
Mary Elizabeth Gustafsson	61	Senior Vice President and General Counsel
George Hanna	69	Senior Vice President and President, Industrial Process
Maurine C. Lembesis	54	Senior Vice President and Chief Human Resources Officer
Luca Savi has served as our Chief Executive Officer, President and a director of the Company since January 2019. He previously served as President and Chief Operating Officer of the Company from August 2018 to December 2018 and as Executive Vice President and Chief Operating Officer from January 2017 to August 2018. Prior to that, he served as Executive Vice President, Motion Technologies from February 2016 to January 2017 and as Senior Vice President and President, Motion Technologies from November 2011 to February 2016. Prior to joining the Company, Mr. Savi served as Chief Operating Officer, Comau Body Welding at Comau, a subsidiary of the Fiat Group responsible for producing and serving advanced manufacturing systems, from 2009 to 2011 and as Chief Executive Officer, Comau North America from 2007 to 2009. Mr. Savi previously held leadership roles at Honeywell International, Royal Dutch Shell and technical roles at Ferruzzi-Montedison Group.
Davide Barbon has served as our Senior Vice President and President, Asia Pacific Region since October 2020. He previously served as General Manager of the KONI and Axtone businesses within Motion Technologies from January 2017. Mr. Barbon joined the Company in 2010, initially serving in the Brazil, Russia, India and China (BRIC) business of Motion Technologies, and then led its China business for five years. Prior to joining the Company, he spent 14 years with JLG Industries, where he had a number of roles of increasing responsibility across the United States, Europe, and Latin America.
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
Emmanuel Caprais has served as our Senior Vice President and Chief Financial Officer since October 2020. He previously served as Vice President of Finance and Group Chief Financial Officer, in charge of the Company’s business unit finance teams, Financial Planning & Analysis and Investor Relations for the company. Mr. Caprais joined ITT in 2012, at which time he served as segment Chief Financial Officer of Motion Technologies and later Industrial Process. Prior to joining us, Mr. Caprais held leadership roles in finance at Marelli, and earlier held positions of increasing responsibility in finance at Valeo.
Ryan F. Flynn has served as Senior Vice President and President, Connect and Control Technologies since October 2020. Prior to that Mr. Flynn was Senior Vice President and President, Asia Pacific Region from January 2019. He previously served as General Manager of Motion Technologies China from 2016. Prior to joining the Company, Mr. Flynn served as Executive Vice President and Head of Business Area Equipment for Konecranes from 2013 to 2016 and held various other positions with Konecranes including the Asia-Pacific President and Director for its Port Cranes & Lifttrucks businesses in Asia from 2005 to 2013.

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
Mary Elizabeth Gustafsson has served as our Senior Vice President and General Counsel since February 2014. She also served as our Corporate Secretary from April 2019 through March 2020 and as our Chief Compliance Officer from August 2014 through March 2020. Prior to joining us, Ms. Gustafsson served as Executive Vice President, General Counsel and Corporate Secretary of First Solar Inc. from 2009 to 2013 and from 2008 to 2009 as Vice President, General Counsel. Prior to that Ms. Gustafsson was Senior Vice President, General Counsel and Secretary of American Standard Companies, Inc. from 2005 to 2008.
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK AND DIVIDENDS
Our common stock is reported in the consolidated transaction reporting system of the New York Stock Exchange (NYSE), the principal market in which this security is traded (under the trading symbol "ITT"). There were approximately 6,764 holders of record of our common stock on February 17, 2021.
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
During the fiscal year ended December 31, 2020, no equity securities of the Company were sold by the Company that were not registered under the Securities Act.
ISSUER PURCHASES OF EQUITY SECURITIES
We did not make any open-market share repurchases of our common stock during the quarter ended December 31, 2020. We routinely receive shares of our common stock as payment for stock option exercises and the withholding of taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

PERFORMANCE GRAPH
CUMULATIVE TOTAL RETURN
Based upon an initial investment on December 31, 2015 of $100 with dividends reinvested

$250
$225
$200
$175
$150
$125
$100
$75
2015
2016
2017
2018
2019
2020
ITT Inc.
S&P 400 Mid-Cap
S&P 400 Capital Goods

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
ITT Inc.	$100.00	$107.61	$150.72	$137.67	$212.80	$224.34
S&P 400 Mid-Cap	$100.00	$120.73	$140.32	$124.75	$157.40	$178.88
S&P 400 Capital Goods	$100.00	$131.93	$164.51	$141.46	$187.79	$225.05
This graph is not, and is not intended to be, indicative of future performance of our common stock. This graph shall not be deemed "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and the notes related thereto. As we noted earlier in the Forward-Looking and Cautionary Statements of this Annual Report on Form 10-K, this Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk (along with other sections of this Annual Report), may contain forward-looking statements. The risks discussed in Part I, Item 1A, Risk Factors, and other risks identified in this Annual Report on Form 10-K could cause our actual results to differ materially from those expressed by such forward-looking statements.
All comparisons included within this Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, refer to results for the year ended December 31, 2020 compared to the year ended December 31, 2019, unless stated otherwise. Please refer to our Annual Report on Form 10-K (2019 Annual Report) for discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018.
OVERVIEW
ITT Inc., through its worldwide subsidiaries, is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation and industrial markets. We refer you to Part I, Item 1, Description of Business for a further overview of our company, segments, products and service offerings, and other information about the business.
Impact of COVID-19 on our Business
The COVID-19 pandemic has changed the lives of our employees, our customers, and our community. While most of our businesses are deemed essential, governmental and other restrictions to help slow the spread of the virus have presented challenges for certain businesses at ITT. In response, ITT established cross-functional global crisis management teams to address the changing environment. We are proud of how our team has responded, showing resilience, innovating in real time, and demonstrating the tremendous value of our manufacturing network to customers and partners around the world. In the face of this unprecedented challenge posed by the COVID-19 pandemic, we remain united in our focus on our top three priorities: the health of our people, the health of our business, and the health of our financials.
Health of our People
From the earliest signs of the COVID-19 pandemic, we have taken aggressive actions to protect the health and safety of our employees. We have created core crisis teams and enacted rigorous safety measures at all of our sites. These measures include enhanced cleaning protocols, temperature checks, on-site rapid testing, and distribution of personal protective equipment and testing kits. We also redesigned employee workspaces to enable social distancing and allowed non-essential employees to work from home when appropriate. We continue to be proactive in our response and take all necessary actions to keep our people safe.
Health of our Business
While we do not yet know how long this pandemic will last or how it will impact customer demand for 2021, our ITT team continues to work closely with our customers and suppliers to support them and to minimize disruptions within our supply chain. We continue to work hard to generate value for our customers, striving to go above and beyond to be flexible and responsive to their needs, and continue to maintain our focus on quality and delivery performance.
Health of our Financials
ITT entered 2020 with a strong balance sheet and liquidity position. Due to the pandemic, we took additional measures in 2020 to enhance our liquidity and reduce costs to better navigate the uncertain environment and secure ITT’s future. Here are some of the liquidity and cost action highlights:
•Strong available liquidity of $1.6 billion, including:
•$860 cash on hand with $352 in the U.S.;
•$500 available borrowing capacity on our revolver; and
•$200 undrawn under our 364-Day Revolving Credit Agreements.

•Executed over $100 of cost actions, including:
•$65 in structural cost reductions; and

•$40 of discretionary spend reductions, including approximately $10 of savings from a temporary reduction in the compensation of our Board of Directors, Chief Executive Officer and other executives, and suspension of select 401(k) benefits for certain U.S. employees.
These actions have put ITT in a good position to confront and manage through the pandemic. The ultimate impact of COVID-19 on our business and financials remain uncertain and will be dependent on the severity of a resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines, and the overall duration of the pandemic. We remain more focused than ever on our priorities as we manage through this challenging time. See Part II, Item 1A, Risk Factors, for an additional discussion of risk related to COVID-19.
EXECUTIVE SUMMARY
While the COVID-19 pandemic had a significant impact on our customers and the end markets we serve, we remained focused on execution and our commitment to our customers. This unwavering focus enabled us to deliver strong sequential performance to end a challenging year.

Summary of Key Performance Indicators for 2020
Revenue	Segment Operating Income	Income from Continuing Operations	EPS
$2,478	$319	$69	$0.78
13% Decrease	26% Decrease	79% Decrease	79% Decrease
Organic Revenue	Adjusted Segment Operating Income	Adjusted Income from Continuing Operations	Adjusted EPS
$2,455	$376	$279	$3.20
14% Decrease	18% Decrease	17% Decrease	16% Decrease
See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue, adjusted segment operating income and margin, and adjusted EPS.
Our 2020 results include:
•Revenue of $2,477.8 decreased $368.6 including $24.4 from our 2019 acquisitions and unfavorable foreign exchange of $1.3. Organic revenue decreased 13.8%, mainly as a result of the global impact of COVID-19 which drove declines in transportation of 16%, industrial of 7%, and oil and gas of 23%. Sequentially, revenue increased each of the past two quarters from $514.7 to $591.2 in the third quarter, and further improved to $708.6 in the fourth quarter.
•Segment operating income of $318.6 declined $113.7, which included higher restructuring and asset impairment costs of $28.1 and $15.3, respectively. Adjusted segment operating income declined $80.3 due to reduced volume from weaker demand and disruption caused by COVID-19, partially offset by savings from restructuring, productivity and cost actions. Sequentially, segment operating income increased each of the past two quarters from $37.3 to $83.9 in the third quarter, and further improved to $119.5 in the fourth quarter.
•Income from continuing operations decreased $254.9, which included increased pension costs of $108.2, net of tax, from the termination of our U.S. qualified pension plan, a decline in segment operating income, and higher asbestos costs of $64.4, net of tax, primarily to extend the period over which we estimate our net liability through 2052 (i.e., “full horizon”), partially offset by a reduction in corporate costs. As a result, earnings per diluted share decreased from $3.65 to $0.78. Adjusted earnings per share was $3.20, reflecting a decrease of $0.61 from the prior year.
•Operating cash flow of $435.9 increased $78.2 or 21.9%, primarily due higher collections from customers, improved inventory management, and cost containment measures. Operating cash flow less capital expenditures was $372, an increase of $106 or 40%.
In 2020, we focused on what we can control and executed timely cost actions to counter the anticipated impacts of the COVID-19 pandemic. We generated strong levels of cash flow through intense working capital efficiency, and focused our strategic priorities to drive long-term growth and share gains. The following highlights a few examples of strategic actions that occurred during the year that will help position us for continued value creation:
•Our elastomeric rotorcraft business was awarded a position on the next U.S. military reconnaissance helicopter codenamed FARA. This is a major recognition for our rotorcraft business which we created organically just a few years ago.
•Our friction business continued to outpace global auto production by 640 basis points and added key automotive platforms, including doubling our share in electric vehicles.
•Funded new innovations, such as the added diagnostics capabilities to our i-Alert remote monitoring platform and various product redesign projects, including our BB2 and process pumps.
•Continued to invest in smart and energy efficient applications, for example our ITT SmartPad, which is making new inroads with both aftermarket and OE customers, and an energy efficient power source for our pumps. We also won content on 42 new electrical vehicle platforms in North America, Europe, and China, where we continue to increase our market share.
In 2020, we continued to effectively manage our legacy liabilities positioning us well for the future, including:
•Termination of our U.S. pension plan that was primarily funded with assets of the plan.
•Improved visibility to net asbestos liability through 2052, resulting from underlying trends and insurance settlements.
•Continued effective cash flow management resulted in projected annual average net after-tax defense and indemnity outflows for the next 10 years of $20 million to $30 million, a reduction of 23% from the midpoint.
•Negotiated certain asbestos-related insurance coverage in 2020, resulting in a net benefit of $100.4, including a coverage-in-place agreement in the fourth quarter that increased our asbestos-related asset by $52.1.
Finally, we returned $143 to shareholders, including dividends of $59, an increase of 13.2%, and discretionary share repurchases of $73 at average price of $42.34 per share.
Today, ITT is firmly on the road to recovery thanks to the resilience of our businesses and of our people. ITT’s performance is the outcome of a sound and actionable strategy, one with clear priorities and a strong focus on execution, driven by unprecedented level of granularity. As a result of this strategy, we generated strong levels of profitability and outstanding free cash flow. We continue to manage through the ongoing impacts of the global pandemic and believe we are on track to emerge stronger and bolder than ever before.
We do expect some challenges in the coming year primarily related to COVID-19 uncertainty, including market recovery timing and potential supply chains disruptions, as well as increased commodity costs, tight capital expenditure budgets, and uncertain oil and gas market dynamics. Despite these uncertainties, in 2021, we expect to continue to drive productivity and innovation across our businesses, with clear priorities on operational excellence, customer centricity, innovation, and effective capital deployment. We raised our first quarter 2021 quarterly dividend by 30%, which represents our ninth consecutive year of dividend increases.

DISCUSSION OF FINANCIAL RESULTS
2020 VERSUS 2019

	2020	2019	Change
Revenue	$2,477.8	$2,846.4	(12.9)%
Gross profit	782.2	910.1	(14.1)%
Gross margin	31.6%	32.0%	(40)	bp
Operating expenses	555.7	498.7	11.4%
Operating expense to revenue ratio	22.4%	17.5%	490	bp
Operating income	226.5	411.4	(44.9)%
Operating margin	9.1%	14.5%	(540)	bp
Interest and non-operating expenses (income), net	141.3	(3.0)	**
Income tax expense	15.3	89.9	(83.0)%
Effective tax rate	18.0%	21.7%	(370)	bp
Income from continuing operations attributable to ITT Inc.	68.5	323.4	(78.8)%
Net income attributable to ITT Inc.	$72.5	$325.1	(77.7)%
** Resulting percentage change not considered meaningful.
All comparisons included within the Discussion of Financial Results for 2020 versus 2019 refer to results for the year ended December 31, 2020 compared to the year ended December 31, 2019, unless stated otherwise.
REVENUE
The following table illustrates the year-over-year revenue results from each of our segments for the years ended December 31, 2020 and 2019.

	2020	2019	Change	Organic growth (decline)(a)
Motion Technologies	$1,121.1	$1,241.8	(9.7)%	(10.4)%
Industrial Process	843.0	943.8	(10.7)%	(11.4)%
Connect & Control Technologies	516.5	663.9	(22.2)%	(23.4)%
Eliminations	(2.8)	(3.1)
Total Revenue	$2,477.8	$2,846.4	(12.9)%	(13.8)%
(a)See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue and organic orders.
Motion Technologies
MT revenue for the year ended December 31, 2020 decreased $120.7 and included favorable foreign currency translation of $8.1. Organic revenue declined $128.8 as sales from Friction decreased 12% driven by global weakness in automotive demand as a result of COVID-19. While automotive sales softened, we significantly outperformed the global market. Weakness in the automotive market also negatively impacted Wolverine, resulting in a decline of 12%. KONI & Axtone sales decreased 4%.
Industrial Process
IP revenue for the year ended December 31, 2020 decreased $100.8, and included revenue of $18.6 from our 2019 acquisition of Rheinhütte along with unfavorable foreign currency translation of $11.4. Organic revenue decreased $108.0 primarily driven by pump projects, which declined 22% due to large prior year deliveries in the chemical and oil and gas markets, partially offset by growth in general industrial projects. Revenue from our short-cycle business decreased 8% due to a decline of 16% in industrial valve sales, a 10% decline in baseline pumps, and a 4% decline in aftermarket primarily due to lower oil and gas activity.
The level of order and shipment activity at IP can vary significantly from period to period due to pump projects which are highly engineered, customized to customer needs, and have longer lead times. Total IP orders during 2020 were $798.1, a decrease of 10.0%, compared to the prior year. IP's backlog as of December 31, 2020 was $367.4, reflecting a decrease of $40.1, or 9.8%, compared to December 31, 2019. Our backlog represents firm orders that have been received, acknowledged, and entered into our production systems.

Connect & Control Technologies
CCT revenue for the year ended December 31, 2020 decreased $147.4, which included revenue of $5.8 from our 2019 acquisition of Matrix along with favorable foreign currency impact of $2.0. Organic revenue decreased $155.2 primarily due to a 32% decline within the aerospace and defense market. The decrease in aerospace and defense was driven by a decline in global commercial air traffic due to COVID-19 and reduced production levels on key platforms, as well as unfavorable timing of defense programs. Revenue from the industrial market decreased 6% driven by COVID-19 impacts on demand for our actuation and process control products and weakness in energy absorption during the first half of 2020 on large infrastructure projects.
GROSS PROFIT
Gross profit for 2020 was $782.2, reflecting a gross margin of 31.6%. Gross profit for 2019 was $910.1, reflecting a gross margin of 32.0%. The decline in gross profit was primarily driven by lower demand as a result of the COVID-19 pandemic and higher commodity costs, partially offset by supply chain and productivity improvements, restructuring benefits, and lower tariffs.
During 2020, the prices of commodities, including raw materials such as steel, used in our production processes have risen each quarter. The rising prices are a result of increased demand as companies increased their safety stock due to supply chain uncertainty amid the COVID-19 pandemic. The impact of higher commodities prices on our fiscal year 2020 financial results were partially mitigated by fixed-price supply contracts with suppliers. The expiration of these fixed-price contracts and continued future commodity price uncertainty exacerbated by the COVID-19 pandemic may have an unfavorable impact on our fiscal 2021 financial results.
OPERATING EXPENSES
The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	2020	2019	Change
General and administrative expenses	$200.7	$240.3	(16.5)%
Sales and marketing expenses	146.5	165.9	(11.7)%
Research and development expenses	84.9	97.9	(13.3)%
Asbestos-related costs (benefit), net	66.3	(20.2)	(428.2)%
Restructuring costs	43.0	12.8	235.9%
Asset impairment charges	16.3	1.0	1,530.0%
(Gain) loss on sale or disposal of long-lived assets	(2.0)	1.0	(300.0)%
Total operating expenses	$555.7	$498.7	11.4%
By Segment:
Motion Technologies	$150.5	$163.3	(7.8)%
Industrial Process	197.8	183.1	8.0%
Connect & Control Technologies	115.3	131.4	(12.3)%
Corporate & Other	92.1	20.9	340.7%
General and administrative (G&A) expenses for the year ended December 31, 2020 decreased $39.6. The decrease was primarily driven by proactive cost actions across all segments, which included savings from our 2020 global restructuring plan, as well as reductions to professional services of $11.7, and reduced travel expenses of $5.3. In addition, incentive compensation costs declined $7.0 and we experienced lower medical, workers' compensation, and long-term disability insurance expenses due to favorable claim activity. G&A expenses were also favorable due to the recognition of a $4.4 legal reserve in 2019. These items were partially offset by an increase in bad debt expense of $2.7.
Sales and marketing expenses for the year ended December 31, 2020 decreased $19.4, driven by proactive cost-saving actions.
Research and development (R&D) expenses for the year ended December 31, 2020 decreased $13.0 due to cost containment actions partially offset by increased focus on strategic investments. R&D as a percentage of revenue was 3.4% during both 2020 and 2019.

Asbestos-related costs for the year ended December 31, 2020 increased $86.5 as a result of the transition to a full horizon estimate. The table below summarizes the total net asbestos-related charge for the years ended December 31, 2020 and 2019.

	2020	2019	Change
Asbestos provision, net(a)	$30.8	$47.9	$(17.1)
Asbestos remeasurement, net(b)	135.9	(68.1)	204.0
Settlement agreements(c)	(100.4)	—	(100.4)
Asbestos-related costs (benefit), net	$66.3	$(20.2)	$86.5
(a)The asbestos provision includes amounts recognized on a quarterly basis to maintain a rolling 10-year provision prior to the transition in the third quarter of 2020 to full horizon, described in note (b).
(b)In the third quarter of 2020, we extended our projection to include claims expected to be filed through 2052, reflecting the full time period over which we expect asbestos-related claims to be filed against us. The asbestos remeasurement conducted during the third quarter of 2019 resulted in a net gain of $68.1 primarily reflecting an increase in estimated asbestos-related assets.
(c)The current period includes a net benefit of $100.4 from settlement agreements with insurers.
See Note 20, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.
Restructuring costs increased $30.2 during the year ended December 31, 2020, due to actions taken under the Company’s 2020 global restructuring plan. See Note 5, Restructuring Actions, to the Consolidated Condensed Financial Statements for further information.
Asset impairment charges during the year ended December 31, 2020 are related to a business within IP that primarily serves the global upstream oil and gas market. See Note 11, Plant, Property and Equipment, Net, and Note 12, Goodwill and Other Intangible Assets, Net, to the Consolidated Condensed Financial Statements for further information. Significant additional adverse changes to the economic environment and future cash flows of other businesses could cause us to record additional impairment charges in future periods, which may be material.
OPERATING INCOME
The following table illustrates the 2020 and 2019 operating income and operating margin by segments and at the consolidated level.

	2020	2019	Change
Motion Technologies	$184.0	$216.1	(14.9)%
Industrial Process	77.6	104.7	(25.9)%
Connect & Control Technologies	57.0	111.5	(48.9)%
Segment operating income	318.6	432.3	(26.3)%
Asbestos-related (costs) benefit, net	(66.3)	20.2	428.2%
Corporate costs{a}	(25.8)	(41.1)	37.2%
Total corporate and other cost, net	(92.1)	(20.9)	(340.7)%
Total operating income	$226.5	$411.4	(44.9)%
Operating margin:
Motion Technologies	16.4%	17.4%	(100)	bp
Industrial Process	9.2%	11.1%	(190)	bp
Connect & Control Technologies	11.0%	16.8%	(580)	bp
Segment operating margin	12.9%	15.2%	(230)	bp
Consolidated operating margin	9.1%	14.5%	(540)	bp
(a)Includes a gain on sale of corporate long-lived assets of $0.7 during 2020 and a loss on sale of $0.2 during 2019, respectively.

MT operating income for the year ended December 31, 2020 decreased $32.1. The decline in operating income was primarily driven by unfavorable sales volume of $48 due to a decline in automotive production resulting from COVID-19, as well as unfavorable product mix and pricing. In addition, there was an increase in restructuring costs of $7.8 and investment incentives received in the prior year of $3.1. Partially offsetting the decline was net savings from productivity, sourcing and restructuring actions of $35 and a reduction in tariffs.
IP operating income for the year ended December 31, 2020 decreased $27.1. The decline in operating income was primarily driven by lower sales volumes of $41 and an increase in restructuring costs of $13.8. In addition, the year ended 2020 included asset impairments of $16.3 related to a business that primarily serves the global upstream oil and gas market. These items were partially offset by net savings from productivity, supply chain and restructuring actions of $29, as well as favorable product mix and pricing of $12 and lower acquisition-related costs of $7.
CCT operating income for the year ended December 31, 2020 decreased $54.5. The decrease was driven by lower sales volumes of $82, mainly due to the negative impact of COVID-19 on global commercial air traffic and an increase in restructuring costs of $6.5. These items were partially offset by benefits from productivity, supply chain, and restructuring actions of $26.
Other corporate costs, net, decreased $15.3 primarily driven by lower incentive compensation costs of $4.1, benefits from cost containment and restructuring actions, and a prior year legal reserve of $4.4. These items were partially offset by unfavorable foreign currency impacts of $2.7.
INTEREST AND NON-OPERATING (INCOME) EXPENSES, NET

	2020	2019	Change
Interest (income) expense, net	$(0.7)	$(4.1)	(82.9)%
Non-operating postretirement costs	144.2	4.5	3,104.4%
Miscellaneous (income) expense, net	(2.2)	(3.4)	(35.3)%
Total interest and non-operating expenses (income), net	$141.3	$(3.0)	(4,810.0)%
The decline in interest (income) expense, net is due to higher interest expense from an increase in outstanding revolver borrowings in the first half of 2020 and a decline in interest returns on cash and money market investments, partially offset by interest income of $1.6 in the current year related to a change in uncertain tax positions.
The increase in non-operating postretirement costs is due to the termination of our U.S. qualified pension plan and transfer of the plan's liabilities to an insurance company. In connection with the termination, we recognized a settlement charge of $136.9, which primarily represents the acceleration of deferred charges previously accrued in accumulated other comprehensive loss and derecognition of the net assets of the plan. See Note 16, Postretirement Benefit Plans, to the Consolidated Condensed Financial Statements for further information.
INCOME TAX EXPENSE

	2020	2019	Change
Income tax expense	$15.3	$89.9	(83.0)%
Effective tax rate	18.0%	21.7%	(370)	bp
The decrease in the effective tax rate was due to a benefit of $25.9 resulting from a recently completed internal reorganization in Europe. The reorganization increased projections of future earnings, which will result in the realization of a portion of our deferred tax assets. This benefit was partially offset by the recognition of a $21.7 valuation allowance on our Germany and UK entities.
The Company’s financial condition and results of operations have been and may continue to be adversely affected by the COVID-19 pandemic and the governmental and market reactions to COVID-19. The impacts on earnings have already had, and may continue to have, an impact on the Company’s overall effective tax rate.
The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, and the creation of certain refundable employee retention credits. During the twelve months ended December 31, 2020, the Company recognized a benefit of $10.7 from the CARES Act. The benefit was recorded in operating income and was applied against the employer portion of payroll taxes.

Certain non-U.S. jurisdictions have enacted similar stimulus measures focused on payroll incentives and tariff reductions. We continue to monitor any effects that may result from the CARES Act or other similar legislation globally. On December 21, 2020, the U.S. Congress enacted the Consolidated Appropriations Act of 2021, also known as "CARES Act 2." The Company is currently evaluating the impact of this new legislation on its consolidated financial statements.
We operate in various tax jurisdictions and are subject to examination by tax authorities in these jurisdictions. We are currently under examination in several jurisdictions including the Czech Republic, Germany, Hong Kong, India, Italy, Japan, the U.S. and Venezuela. The calculation of our tax liability for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $15 due to changes in audit status, expiration of statutes of limitations and other events. The settlement of any future foreign examinations could result in changes in the amounts attributable to the Company under its existing Tax Matters Agreement with Exelis Inc. (Exelis) and Xylem Inc. (Xylem).
See Note 6, Income Taxes, to the Consolidated Financial Statements for further information on tax-related matters.
LIQUIDITY AND CAPITAL RESOURCES
Funding and Liquidity Strategy
We monitor our funding needs and execute strategies to meet overall liquidity requirements, including the management of our capital structure, on both a short-term and long-term basis. Significant factors that affect our overall management of liquidity include our cash flow from operations, credit ratings, the availability of commercial paper, access to bank lines of credit, term loans, and the ability to attract long-term capital on satisfactory terms. We assess these factors along with current market conditions on a continuous basis, and as a result, may alter the mix of our short- and long-term financing when it is advantageous to do so. We expect to have enough liquidity to fund operations for at least the next 12 months and beyond.
As a result of the COVID-19 global pandemic, we have experienced, and may continue to experience, unfavorable impacts to our cash flow from operations, which is the primary source of funding for our ongoing working capital needs. These negative impacts include, but are not limited to, lower revenues and orders from customer delays, missed or late deliveries due to disruptions in our global supply chain, delayed supplier deliveries, or the inability to procure supplier inputs at reasonable prices or at all, and customer bankruptcies or delays in customer receivable collections. We are unable to predict how long these negative impacts will last, and therefore have taken proactive measures to access additional liquidity. On April 29, 2020, we secured two 364-day revolving credit agreements totaling $200 to supplement our existing $500 Revolving Credit Agreement and commercial paper programs. As of December 31, 2020, we had no outstanding borrowings under our revolving credit agreements. We also continue to take a proactive approach to preserve cash by renegotiating contracts with vendors where possible, applying aggressive cost savings measures to limit discretionary spending, and implementing actions to reduce our cost structure. The Company also continues to evaluate the various global governmental programs instituted in response to COVID-19, including the CARES Act in the U.S., to further maximize our liquidity. The CARES Act and various global programs in the jurisdictions in which we operate generally provide for deferrals of tax payments, employee retention credits, workforce incentives, as well as incentive financing programs backed by governmental agencies. As of December 31, 2020, we have not incurred any borrowings under governmental loan programs.
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We plan to continue to transfer cash between certain international subsidiaries and the U.S. and other international subsidiaries when it is cost effective to do so. The passage of the U.S. Tax Cuts and Jobs Act of 2017 (Tax Act) in 2017 provided greater flexibility around our global cash management strategy related to the amount and timing of transfers, and we will continue to support growth and expansion in markets outside of the U.S. through the development of products, increased capital spending, and potential foreign acquisitions. Net cash distributions from foreign countries to the U.S. during the year ended December 31, 2020 were $498.2. During the year ended December 31, 2019, we had net cash distributions from foreign countries to the U.S. of $11.4. The timing and amount of any additional future distributions remains under evaluation based on our jurisdictional cash needs.

The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. Aggregate dividends paid in 2020 were $59.0, compared to $52.1 in 2019, reflecting annual per share amounts of $0.676 and $0.588, respectively. In the first quarter of 2021, we declared a quarterly dividend of $0.22 per share for shareholders of record on March 17, 2021, which will be paid on April 5, 2021.
During the first quarter of 2020, we completed our $1 billion share repurchase plan approved in 2006 and commenced repurchases under the $500 share repurchase plan approved in 2019. In 2020 and 2019, we repurchased and retired 1.7 and 0.5 shares of common stock for $73.2 and $28.7, respectively, under our share repurchase plans. Separate from our share repurchase plans, the Company repurchased 0.2 shares and 0.3 shares for an aggregate price of $11.0 and $12.7 during 2020 and 2019, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs. All repurchased shares are canceled immediately following the repurchases.
Commercial Paper
We have access to the commercial paper market through programs in place in the U.S. and Europe, to supplement the cash flows generated internally and to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. We had $104.3 and $84.2 of commercial paper outstanding as of December 31, 2020 and 2019, respectively. Our average daily outstanding commercial paper balance for the years ended 2020 and 2019 was $76.4 and $122.0, respectively, and the maximum outstanding commercial paper during each of those respective years was $159.1 and $167.9. There have been no other material changes that have impacted our funding and liquidity capabilities.
Revolving Credit Agreement
Our $500 revolving credit agreement (the Revolving Credit Agreement) provides for increases of up to $200 for a possible maximum total of $700 in aggregate principal amount, at the request of the Company and with the consent of the institutions providing such increased commitments. The Revolving Credit Agreement is intended to provide access to additional liquidity to be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. Two borrowing options are available under the Revolving Credit Agreement: (i) a competitive advance option, and (ii) a revolving credit option. The interest rates for the competitive advance option will be obtained from bids in accordance with competitive auction procedures. The interest rates under the revolving credit option will be based either on LIBOR plus spreads reflecting the Company’s credit ratings, or on the Administrative Agent’s Alternate Base Rate. As of December 31, 2020 and 2019 we had no outstanding borrowings under the Revolving Credit Agreement. In the event of a ratings downgrade of the Company to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the Revolving Credit Agreement. The Revolving Credit Agreement matures in November 2022.
On April 29, 2020, we entered into two 364-day revolving credit agreements totaling $200 (the Incremental Revolving Credit Agreements) which provide the Company with additional liquidity in excess of the Revolving Credit Agreement. The provisions of the Incremental Revolving Credit Agreements mirror those of the Revolving Credit Agreement, including all covenants. In addition, the Incremental Revolving Credit Agreements did not violate any negative covenants associated with the existing Revolving Credit Agreement. There were no outstanding borrowings under the Incremental Revolving Credit Agreements as of December 31, 2020.
As of December 31, 2020, our interest coverage ratio and leverage ratios associated with our revolving credit agreements were within the prescribed thresholds. Additionally, we expect to remain within the prescribed thresholds until maturity.

Our credit ratings as of December 31, 2020 were as follows:

Rating Agency	Short-Term Ratings	Long-Term Ratings
Standard & Poor’s	A-2	BBB
Moody’s Investors Service	P-2	Baa2
Fitch Ratings	F2	BBB+
In 2020, Moody's Investors Service upgraded its credit rating for ITT, including the Company's senior unsecured debt rating to Baa2 from Baa3 and its short-term commercial paper rating to P-2 from P-3. The upgrades reflect Moody's expectation that ITT will sustain improvements in profitability and free cash flows while maintaining relatively low funded debt levels, a strong liquidity profile and well-balanced financial policies. The ratings upgrades also reflect Moody's expectation that ITT's earnings and cash flow resiliency amid the COVID-19 pandemic will be sustained. Please refer to the rating agency websites and press releases for more information.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities for the years ended December 31, 2020 and 2019.

	2020	2019
Operating activities	$435.9	$357.7
Investing activities	(65.8)	(203.4)
Financing activities	(158.6)	(101.5)
Foreign exchange	35.2	(3.0)
Total net cash flow provided by continuing operations	$246.7	$49.8
Operating Activities
The increase in net cash provided by operating activities was primarily due to increased collections from customers and improved inventory management. Also contributing to the increase was lower asbestos-related payments of $11.8. These items were partially offset by lower segment operating income, timing of accounts payable and an increase in restructuring payments of $21.3. In addition, the Company’s 2019 net settlement of $10 for a civil matter with the U.S. Department of Justice was partially offset by proceeds received of $9 in 2019 from an intellectual property settlement.
Investing Activities
The decrease in net cash used in investing activities of $137.6 was primarily driven by 2019 payments of $113.1 related to the acquisitions of Rheinhütte and Matrix. In addition, capital expenditures decreased $27.7 as a result of cost containment measures in response to the COVID-19 pandemic.
Financing Activities
The increase in net cash used in financing activities of $57.1 was primarily driven by an increase in repurchases of ITT common stock of $42.8. In addition, proceeds from the issuance of common stock decreased $10.6 and dividend payments increased $6.9. During 2020, we borrowed approximately $500 from our Revolving Credit Agreement which was outstanding for approximately three months.
Asbestos
Based on the estimated undiscounted asbestos liability as of December 31, 2020 for claims filed or estimated to be filed through 2052, we have estimated that we will be able to recover approximately 48% of the asbestos indemnity and defense costs from our insurers. However, actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust over time. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict. The Company has negotiated with certain of its excess insurers to reimburse the Company for a portion of its settlement or defense costs as incurred, frequently referred to as "coverage-in-place" agreements. Under coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. The Company has entered into policy buyout agreements with certain insurers confirming the aggregate amount of available coverage under the subject policies and setting forth a schedule for future payments to a Qualified Settlement Fund, to be disbursed for future asbestos costs. Collectively, these agreements are designed to facilitate an orderly resolution and collection of ITT’s insurance and to mitigate issues that insurers may raise regarding their responsibility to respond to claims. During 2020, we negotiated certain asbestos-related insurance coverage, resulting in a net benefit of $100.4, including a coverage-in-place agreement in the fourth quarter that increased our asbestos-related asset by $52.1.
As of December 31, 2020, the Company has entered into coverage-in-place agreements and policy buyout agreements representing approximately 76% of our recorded asbestos-related asset. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at December 31, 2020. We continue to pursue our right to reimbursement for asbestos-related losses under certain insurance policies in the coverage litigation and explore negotiations with our insurers to maximize our insurance recoveries.
Although asbestos cash outflows can vary significantly from year to year, our current net cash outflows for defense and indemnity, net of tax benefits, are projected to average $20 to $30 per year over the next ten years, with declines in subsequent years. Net cash outflows for defense and indemnity, net of tax, averaged $13 over the past three annual periods. Total net asbestos cash outflows also include certain administrative costs such as legal related costs for insurance asset recoveries.
In light of the uncertainties and variables inherent in the long-term projection of the Company's asbestos exposures and potential recoveries, it is difficult to predict the ultimate cost of resolving the pending and estimated future claims. We believe it is possible that future events affecting the key factors and other variables over the projection period could have a material adverse effect on our financial statements.
Funding of Postretirement Plans
The following table provides a summary of the funded status of our postretirement benefit plans as of December 31, 2020 and 2019.

	2020				2019
	U.S. Pension	Non-U.S. Pension	Other Benefits	Total	U.S. Pension	Non-U.S. Pension	Other Benefits	Total
Fair value of plan assets	$—	$0.5	$—	$0.5	$319.9	$0.6	$1.3	$321.8
Projected benefit obligation	15.5	109.0	118.3	242.8	310.4	98.4	116.6	525.4
Funded status	$(15.5)	$(108.5)	$(118.3)	$(242.3)	$9.5	$(97.8)	$(115.3)	$(203.6)
During the fourth quarter of 2020, we completed the termination of our U.S. qualified pension plan and transfer of the plan's liabilities to an insurance company. We settled all future obligations under the plan by providing lump sum payments to eligible participants who elected to receive them, and by purchasing a group annuity contract from MassMutual Life Insurance Company (MassMutual) for the remaining projected benefit obligation. MassMutual has fully assumed the responsibility for paying and administering pension benefits to the approximately five thousand plan participants and their beneficiaries. The termination was funded with plan assets of approximately $320 and cash of $8.4. Contributions to our U.S. pension plans, including the amount related to the plan termination, were $9.3 and $9.9 during 2020 and 2019, respectively. The 2019 amount included discretionary contributions to our U.S. pension plans of $9.0. We estimate contributions to the remaining non-qualified U.S. pension plan will be approximately $1 in 2021.
Our non-U.S. pension plans, which are typically not funded due to local regulations, had a decline in funded status of $10.7 during 2020, primarily due to a lower discount rate and unfavorable foreign currency translation. Contributions to our non-U.S. pension plans were $4.1 and $3.1 during 2020 and 2019, respectively, which were utilized to pay participant benefits. We currently estimate that the 2021 contributions to our non-U.S. pension plans will be approximately $5.
Our other employee-related benefit plans are generally unfunded plans. The funded status of these plans declined by $3.0 during 2020. We contributed $4.6 and $10.0 to our other employee-related defined benefit plans during 2020 and 2019, respectively. We currently estimate that the 2021 contributions to our other employee-related defined benefit plans will be approximately $9.
See Note 16, Postretirement Benefit Plans, for additional financial information related to our postretirement obligations.

Capital Resources
Long-term debt is generally defined as any debt with an original maturity greater than 12 months. As of December 31, 2020, we have sources of short- and long-term funding including access to the capital markets through a commercial paper program and $700 of available borrowing capacity under our revolving credit agreements, which may potentially be expanded to $900, under the Revolving Credit Agreement, as well as market access to longer-term markets. Our commercial paper program is supported by the Revolving Credit Agreement and our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances.
The table below provides long-term debt outstanding and finance lease obligations at December 31, 2020 and 2019.

	2020	2019
Current portion of long-term debt	$2.5	$2.3
Non-current portion of long-term debt	13.0	12.9
Total long-term debt	$15.5	$15.2
Contractual Obligations
ITT’s commitment to make future payments under long-term contractual obligations was as follows, as of December 31, 2020:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$15.5	$2.5	$4.7	$4.8	$3.5
Operating leases	101.1	21.7	34.0	19.1	26.3
Purchase obligations(a)	104.7	94.6	10.1	—	—
Postretirement benefit payments(b)	242.3	15.0	26.8	25.6	174.9
Other long-term obligations(c)	70.5	7.6	11.6	11.0	40.3
Total	$534.1	$141.4	$87.2	$60.5	$245.0
In addition to the amounts presented in the table above, we have recorded liabilities for pending asbestos claims and asbestos claims estimated to be filed through 2052 and uncertain tax positions of $932.0 and $17.2, respectively, in our Consolidated Balance Sheet at December 31, 2020. These amounts have been excluded from the contractual obligations table due to an inability to reasonably estimate the timing of payments in individual years.
(a)Represents unconditional purchase agreements that are enforceable and legally binding and that specify all significant terms to purchase goods or services, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase agreements that are cancellable without penalty have been excluded.
(b)Represents the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our pension and other employee-related benefit plans. See Note 16, Postretirement Benefit Plans, for additional financial information related to our postretirement obligations.
(c)Other long-term obligations include amounts recorded on our December 31, 2020 Consolidated Balance Sheet, including estimated environmental payments and employee compensation agreements. We estimate based on historical experience that we will spend approximately $5 per year on environmental investigation and remediation. A portion of our environmental investigation and remediation costs are legally mandated through various orders and agreements with state and federal oversight agencies. At December 31, 2020, our recorded environmental liability was $58.3. See Note 20, Commitments and Contingencies, to the Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements represent transactions, agreements or other contractual arrangements with unconsolidated entities, where an obligation or contingent interest exists. Our off-balance sheet arrangements, as of December 31, 2020, consist of indemnities related to acquisition and disposition agreements and certain third-party guarantees.
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
Guarantees
We had $150.5 of guarantees, letters of credit and similar arrangements outstanding at December 31, 2020, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2020 as the likelihood of nonperformance by the underlying obligors is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our financial statements.

KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews a variety of key performance indicators including revenue, segment operating income and margins, and earnings per share, some of which are calculated other than in accordance with accounting principles generally accepted in the United State of America (GAAP). In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions, dividends, and share repurchases. Some of these metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for measures determined in accordance with GAAP. We consider the non-GAAP measures disclosed in this Annual Report on Form 10-K to be key performance indicators. These measures, which may not be comparable to similarly titled measures reported by other companies, consist of the following:
•“Organic revenue” is defined as revenue, excluding the impacts of foreign currency fluctuations, acquisitions, and divestitures that did not meet the criteria for presentation as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Management believes that reporting organic revenue provides useful information to investors by facilitating comparisons of our revenue performance with prior and future periods and to our peers. A reconciliation of revenue to organic revenue for the year ended December 31, 2020 is provided below.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2020 Revenue	$1,121.1	$843.0	$516.5	$(2.8)	$2,477.8
Acquisitions	—	(18.6)	(5.8)	—	(24.4)
Foreign currency translation	(8.1)	11.4	(2.0)	—	1.3
2020 Organic revenue	1,113.0	835.8	508.7	(2.8)	2,454.7
2019 Revenue	1,241.8	943.8	663.9	(3.1)	2,846.4
Organic revenue decline	$(128.8)	$(108.0)	$(155.2)	$0.3	$(391.7)
Percentage change	(10.4)%	(11.4)%	(23.4)%		(13.8)%

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

A reconciliation of operating income to adjusted operating income for the years ended December 31, 2020 and 2019 are provided in the tables below.

Year Ended December 31, 2020	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	ITT Inc.
Operating income	$184.0	$77.6	$57.0	$318.6	$(92.1)	$226.5
Asbestos-related costs, net	—	—	—	—	66.3	66.3
Restructuring costs	12.7	19.5	8.5	40.7	2.3	43.0
Asset impairment charges(a)	—	16.3	—	16.3	—	16.3
Acquisition-related costs	—	0.6	0.2	0.8	—	0.8
Realignment costs and other(b)	—	—	—	—	2.8	2.8
Adjusted operating income	$196.7	$114.0	$65.7	$376.4	$(20.7)	$355.7
Adjusted operating margin	17.5%	13.5%	12.7%	15.2%		14.4%
Year Ended December 31, 2019
Operating income	$216.1	$104.7	$111.5	$432.3	$(20.9)	$411.4
Asbestos-related benefit, net	—	—	—	—	(20.2)	(20.2)
Restructuring costs	4.9	5.7	2.0	12.6	0.2	12.8
Acquisition-related costs	—	7.5	1.2	8.7	—	8.7
Asset impairment charges	—	1.0	—	1.0	—	1.0
Realignment costs and other(b)	1.3	0.5	0.3	2.1	5.1	7.2
Adjusted operating income	$222.3	$119.4	$115.0	$456.7	$(35.8)	$420.9
Adjusted operating margin	17.9%	12.7%	17.3%	16.0%		14.8%
(a)Asset impairment charges in 2020 are related to a business within IP that primarily serves the global upstream oil and gas market.
(b)Realignment costs and other at MT include costs associated with the settlement of a legal matter in 2019.
Realignment costs and other at IP include a management reorganization.
Realignment costs and other at CCT include costs associated with a resolved DOJ civil matter.
Realignment costs and other at Corporate primarily reflects accelerated amortization of an intangible asset.

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
A reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, to income from continuing operations and income from continuing operations per diluted share for the years ended December 31, 2020 and 2019 are provided in the table below.

	2020	2019
Income from continuing operations attributable to ITT Inc.	$68.5	$323.4
Pension termination and related costs, net of tax benefit of $33.4 and $0.0, respectively	108.2	—
Net asbestos-related costs (benefit), net of tax (benefit) expense of $(17.4) and $4.7, respectively	48.9	(15.5)
Restructuring costs, net of tax benefit of $7.1 and $3.0, respectively	35.9	9.8
Asset impairment charges, net of tax benefit of $0.2 and $0.2, respectively(a)	16.1	0.8
Tax-related special items(b)	(1.3)	5.1
Acquisition-related costs, net of tax benefit of $0.1 and $0.6, respectively	0.7	8.1
Realignment and other costs, net of tax benefit of $0.6 and $1.7, respectively(c)	2.2	5.6
Adjusted income from continuing operations	$279.2	$337.3
Income from continuing operations attributable to ITT Inc. per diluted share (EPS)	$0.78	$3.65
Adjusted EPS	$3.20	$3.81
(a)Asset impairment charges in 2020 are related to a business within IP that primarily serves the global upstream oil and gas market.
(b)The following table details significant components of the tax-related special items. See Note 6, Income Taxes, to Consolidated Financial Statements for further information.

	2020	2019
Charge on undistributed foreign earnings	$6.3	$7.3
Change in deferred tax asset valuation allowance	(6.2)	4.7
Change in uncertain tax positions	(4.4)	0.2
Other	3.0	(7.1)
Net tax-related special items	$(1.3)	$5.1
(c)Realignment and other in 2020 primarily relates to amortization of certain intangible assets. Realignment and other in 2019 primarily relates to amortization of certain intangible assets, management reorganization costs at IP and our Corporate Headquarters, and costs associated with a legal matter.

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

The forecast period used to estimate our potential exposure to projected asbestos claims is a judgment based on a number of factors, including volatility in asbestos litigation in general, the number and type of claims filed, recent experience with claims activity, and whether our past experience is expected to continue into the future. During the third quarter of 2020, we extended our forecast period to include pending claims and claims expected to be filed through 2052, reflecting the full time period over which we expect asbestos-related claims to be filed against us. Our ability to reasonably estimate the liability over the full time horizon resulted from the culmination of various factors, including:
•We observed stability in our data, particularly our experience in the number of and percentage of claims compensated by the Company, the amounts paid to settle claims, and related defense costs, subsequent to the implementation of our one-firm defense strategy.
•Recent favorable developments in our insurance coverage litigation, including a stipulation filed with the court in the third quarter of 2020, upon which we subsequently entered into a coverage-in-place agreement with a group of insurers regarding the remaining available and solvent limits of a significant coverage block, and our experience with insurance settlements, provided additional certainty with respect to the availability of insurance to reimburse us for certain asbestos-related expenses and the overall net exposure of the Company.
Overall, we believe there is greater predictability of outcomes from insurance settlements and stability of underlying inputs used in calculating the gross liability. As a result, we believe the uncertainty in calculating the net liability has been reduced and there was sufficient reliability to transition to a full time horizon in 2020.
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
The Company retains a consulting firm to assist management in estimating probable insurance recoveries related to pending and future asbestos claims. The analysis of policy terms and the likelihood of recovery from solvent insurers are provided by external legal counsel and includes a risk assessment where policy terms or other factors are not certain and allocates asbestos settlement and defense costs among our insurers. The aggregate amount of insurance available to the Company was acquired over many years and from many different carriers. The Company is in litigation with certain of these carriers to enforce its right to coverage for asbestos-related losses under policies they or their predecessors issued. Amounts deemed not recoverable generally are due from insurers that are insolvent.
Based on the estimated undiscounted asbestos liability as of December 31, 2020, we have estimated that we will be able to recover 48% of asbestos indemnity and defense costs from our insurers. However, actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to exhaustion of policies and the insolvency of certain insurers. Future recovery rates may be impacted (positively or negatively) by other factors, such as future insurance settlements, unforeseen insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict.
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
In cases when we opt not to perform a qualitative evaluation or the qualitative evaluation indicates that the likelihood of impairment is more likely than not, we then perform a quantitative impairment test for goodwill. We test each reporting unit for goodwill impairment quantitatively at a minimum of once every three years. We compare the estimated fair value of each reporting unit to its carrying value. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then we record an impairment loss equal to the difference. In our annual impairment test for indefinite-lived intangible assets, we compare the fair value of those assets to their carrying value. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value.

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
Determining the fair value of a reporting unit or an indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions and the identification of appropriate market comparable data. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also requires judgment. Goodwill is tested for impairment at the reporting unit level, which, based on the applicable accounting guidance, is either the operating segment or one level below (e.g., the divisions of our Connect & Control Technology segment). The fair value of our reporting units and indefinite-lived intangible assets are based on estimates and assumptions that are believed to be reasonable. Significant changes to these estimates and assumptions could adversely impact our conclusions. Actual future results may differ from those estimates. Further, had different reporting units been identified or had different valuation techniques or assumptions been utilized, the results of our impairment tests could have resulted in an impairment loss, which could have been material. During the fourth quarter of 2020, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were substantially in excess of each of their carrying values.
See Note 12, Goodwill and Other Intangible Assets, Net, to the Consolidated Financial Statements for more information.
Environmental Liabilities
We are subject to various federal, state, local, and foreign environmental laws and regulations that require environmental assessment or remediation efforts. Accruals for environmental exposures are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Significant judgment is required to determine both the likelihood of a loss and the estimated amount of loss. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in estimating our reserve for environmental liabilities. Our environmental reserve of $58.3 at December 31, 2020, represents management’s estimate of undiscounted costs expected to be incurred related to environmental assessment or remediation efforts, as well as related legal fees, without regard to potential recoveries from insurance companies or other third parties. Our estimated liability is reduced to reflect the participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective share of the relevant costs and that share can be reasonably estimated. Our environmental accruals are reviewed and adjusted for progress of investigation and remediation efforts and as additional technical or legal information become available, such as the impact of negotiations with regulators and other potentially responsible parties, settlements, rulings, advice of legal counsel, and other current information.
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
Although it is not possible to predict with certainty the ultimate costs of environmental remediation, the reasonably possible high-end range of our estimated environmental liability at December 31, 2020 was $97.6.

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
Foreign Currency Exchange Rate Exposures
Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Our principal currency exposures relate to the Euro, Czech koruna, Mexican peso, Polish zloty, South Korean won, and the Chinese renminbi. Based on a sensitivity analysis at December 31, 2020, a hypothetical 10% change in the foreign currency exchange rates for the year ended December 31, 2020 would have resulted in translation impact to our pre-tax earnings of approximately $22, due primarily to the Euro and Czech koruna. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above and we did not have any such contracts in place as of December 31, 2020.
Interest Rate Exposures
As of December 31, 2020, our outstanding variable rate debt was $104.3. We estimate that a hypothetical increase in interest rates of 100 basis points would result in approximately $1 of additional annual interest expense based on current borrowing levels.
Commodity Price Exposures
Portions of our business are exposed to volatility in the prices of certain commodities, such as steel, gold, copper, nickel, iron, aluminum, tin, and rubber as well as specialty alloys, including titanium that we purchase in the raw form, or that are used in purchased component parts. The prices of these and other commodities may also be impacted by tariffs. When practical, we attempt to control such costs through fixed-price contracts with suppliers; however, we are prone to exposure as these contracts expire. We evaluate hedging opportunities to mitigate or minimize the risk of operating margin erosion resulting from the volatility of commodity prices. During 2020, the prices of commodities, including raw materials such as steel, used in our production processes rose each quarter. The rising prices were a result of increased demand as companies increased their safety stock due to supply chain uncertainty amid the COVID-19 pandemic. The impact of higher commodities prices on our fiscal year 2020 financial results were partially mitigated by fixed-price supply contracts with suppliers. Assuming all other variables remain constant, we estimate that a hypothetical 10% change in steel prices, excluding any impact of purchased component parts, would impact pre-tax earnings by approximately $4 to $6. We estimate that a hypothetical 10% change in prices for any other commodity would not be material to our financial statements.

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
(a) Evaluation of Disclosure Controls and Procedures
The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2020. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in the 2013 "Internal Control — Integrated Framework" released by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management's assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, management determined that, as of December 31, 2020, the Company maintained effective internal control over financial reporting.
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
(c) Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2020, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, we have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees continue to work remotely during the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control. As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of Euros 1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through December 31, 2020, however, Bornemann did pay annual fees of approximately Euros 11 thousand in each of 2020, 2019 and 2018 to the German financial institution which is maintaining the Bond.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of ITT Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ITT Inc. and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, and the related notes (collectively the “financial statements”) of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those financial statements.
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
February 19, 2021

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is incorporated by reference from the information provided under the sections entitled "Voting Items," "How to Vote," "Election of Directors (Proxy Item No. 1)," "Corporate Governance and Related Matters-Overview of Committees-Audit Committee" and "Audit Committee Report" in our Proxy Statement for the 2021 Annual Meeting of Shareholders (2021 Proxy Statement).
Information required by this Item 10 with respect to executive officers of the Company is contained under the heading "Information About Our Executive Officers" in Part I of this Annual Report on Form 10-K.
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
Pursuant to New York Stock Exchange (NYSE) Listing Company Manual Section 303A.12(a), the Company submitted a Section 12(a) CEO Certification to the NYSE in 2020. The Company also filed with the SEC, as exhibits to the Company’s current Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 is incorporated by reference to the discussion under the headings "2020 Non-Management Director Compensation," "Compensation Tables," "Compensation Discussion and Analysis," "Compensation and Human Capital Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our 2021 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is incorporated by reference to the discussion under the caption "Other Matters - Stock Ownership of Directors, Executive Officers, and Certain Shareholders," and "Equity Compensation Plan Information" in our 2021 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the discussions under the captions "Corporate Governance and Related Matters-Policies for Approving Related Party Transactions" and "Corporate Governance and Related Matters-Director Independence" in our 2021 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about the fees for 2020 and 2019 for professional services rendered by our independent registered public accounting firm is incorporated by reference to the discussion under the heading "Ratification of Appointment of the Independent Registered Public Accounting Firm (Proxy Item No. 2)" of our 2021 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is also incorporated by reference to the discussion under the heading "Ratification of Appointment of the Independent Registered Public Accounting Firm (Proxy Item No. 2)" of our 2021 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as a part of this report:
1.See Index to Consolidated Financial Statements appearing on page 50 for a list of the financial statements filed as a part of this report.
2.See Exhibit Index on page II-1 for a list of the exhibits filed or incorporated herein as a part of this report.
(b)Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements filed as part of this report.

ITEM 16.	FORM 10-K SUMMARY
Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of ITT Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ITT Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, Shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Asbestos-related liabilities and Accrued liabilities - Refer to Note 20 to the financial statements
The Company has been sued in product liability lawsuits alleging damages for personal injury arising from exposure to asbestos from component parts of certain products sold or distributed by various defendants, including certain ITT subsidiaries. The Company engages a third-party consulting firm with extensive experience in assessing asbestos related liabilities to assist management in their estimate of the potential undiscounted liability for pending and future asbestos related claims. The Company then records an estimated liability related to pending claims and claims estimated to be filed for which they believe it is probable and for which they can reasonably estimate. This estimate requires management to make significant estimates and assumptions related to the number of claims to be compensated based on epidemiological and historical data and recent claims experience settling and dismissing claims, disease type, settlement values, external factors, and the period to which the Company can reasonably estimate the liability. The Company has disclosed they extended their projection to include pending claims and claims expected to be filed through 2052, reflecting the full time period over which they expect asbestos-related claims to be filed against them. Previous estimates included pending claims and claims expected to be filed over the next 10 years. The current and non-current liability as of December 31, 2020 was $91.4 million and $840.6 million, respectively.
We identified the liability of future asbestos related claims as a critical audit matter given the key assumptions involve subjectivity which requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether the asbestos related liabilities were appropriately recorded as of December 31, 2020.
Our audit procedures related to the asbestos liability included the following, among others:
◦We tested the effectiveness of controls over the liability estimate, including the assumptions selected for use in the Company’s third-party consulting firm’s model utilized to estimate the undiscounted cost of pending and future asbestos related claims.
◦We assessed the qualifications, experience, and objectivity of management’s third-party consultant.
◦We tested the underlying historical data that served as the basis for the actuarial analysis, for accuracy and completeness of disease type, actual settlement values, and case status.
◦We evaluated the period management used to project the future liability for pending and future asbestos claims by analyzing the stability of Company specific historical claims filed, compensability rates, and average settlement values. We also evaluated the changes in the overall liability from recent annual re-measurements, the trend of claim types, and other factors such as changes to the insurance portfolio.
◦We evaluated the selection of the epidemiological curve used by the Company to project the liability by comparing Company specific claims experience to the expected claims experience per published industry data.
◦With the assistance of our actuarial specialists that have experience in the area of asbestos-related reserves, we assessed the reasonableness of the valuation methodology, significant assumptions, and the computation of the liability estimate by the third-party consulting firm.
Asbestos-related assets and Other current assets - Refer to Note 20 to the financial statements
The Company has a number of primary and excess insurance policies from several insurers which were in place during the timeframe that the alleged asbestos exposure occurred. The Company has negotiated with certain of its excess insurers to reimburse the Company for a portion of its settlement and/or defense costs as incurred, frequently referred to as "coverage-in-place" agreements. Under coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. The Company has entered into policy buyout agreements with certain insurers confirming the aggregate amount of available coverage under the subject policies and setting forth a schedule for future payments to a Qualified Settlement Fund, to be disbursed for future asbestos costs. The Company retains an insurance consulting firm to assist management in estimating probable recoveries for pending asbestos claims and for claims estimated to be filed in the future based on the analysis of policy terms, the likelihood of recovery provided by external legal counsel, and incorporating risk mitigation judgments where policy terms or other factors are not certain. The current and non-current asset as of December 31, 2020 was $91.0 million and $353.7 million, respectively. As of December 31, 2020, the Company has entered into coverage-in-place agreements and policy buyout agreements representing approximately 76% of the recorded asset. The remaining part of the Company’s insurance receivable is estimated by insurance carrier or policy based on the following significant assumptions 1) expected levels of future cost recovery, 2) the financial viability of the insurance companies, 3) the method by which losses will be allocated to the various insurance policies and the years covered by those policies, 4) the extent to which settlement and defense costs will be reimbursed by the insurance policies, and 5) interpretation of the various policy and contract terms and limits and their interrelationships.
We identified the asbestos-related insurance recoveries from insurance policies that do not have coverage-in-place or buyout agreements as a critical audit matter given the significant assumptions to determine the recoveries require a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether the asbestos related assets were appropriately recorded as of December 31, 2020.
Our audit procedures related to the assumptions used to estimate insurance recoveries related to asbestos liabilities included the following, among others:
•We tested the effectiveness of controls, including those over the assumptions selected for use in the Company’s third-party consultant’s model for estimated recoveries.
•We assessed the qualifications, experience, and objectivity of management’s third-party consultant.
•We tested the insurance policies for existence and coverage amounts.
•We evaluated the financial viability of insurance companies by reviewing available public external credit ratings.
•With the assistance of our actuarial specialists that have experience in the area of asbestos-related assets, we evaluated the reasonableness of management’s selected recovery percentage based upon existing insurance policies by (1) reading the underlying insurance policies (2) considering the impact of recent legal precedents (3) evaluating changes in assumptions or other factors from the prior year and (4) recalculating the allocation of the asbestos losses to estimate the insurance recoveries.
•We obtained correspondence from and made inquiries of the Company’s external legal counsel regarding their assessment of each insurance policy and the range of expected recovery.
•We obtained insurance settlements the Company entered into during 2020 and evaluated the appropriateness of management’s judgments as to the application of funds available to cover certain claims.
•We compared cash collections in 2020 to the Company’s prior year estimated recoveries.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 19, 2021
We have served as the Company's auditor since 2002.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) YEARS ENDED DECEMBER 31	2020	2019	2018
Revenue	$2,477.8	$2,846.4	$2,745.1
Costs of revenue	1,695.6	1,936.3	1,857.9
Gross profit	782.2	910.1	887.2
General and administrative expenses	200.7	240.3	253.9
Sales and marketing expenses	146.5	165.9	168.2
Research and development expenses	84.9	97.9	98.4
Asbestos-related costs (benefit), net	66.3	(20.2)	4.9
Restructuring costs	43.0	12.8	5.2
Asset impairment charges	16.3	1.0	—
(Gain) loss on sale or disposal of long-lived assets	(2.0)	1.0	(40.7)
Operating income	226.5	411.4	397.3
Interest (income) expense, net	(0.7)	(4.1)	0.5
Non-operating postretirement costs	144.2	4.5	7.1
Miscellaneous (income), net	(2.2)	(3.4)	(1.3)
Income from continuing operations before income tax	85.2	414.4	391.0
Income tax expense	15.3	89.9	57.7
Income from continuing operations	69.9	324.5	333.3
Income from discontinued operations, including tax (expense) benefit of $(0.2), $0.6, and $(0.3), respectively	4.0	1.7	1.3
Net income	73.9	326.2	334.6
Less: Income attributable to noncontrolling interests	1.4	1.1	0.9
Net income attributable to ITT Inc.	$72.5	$325.1	$333.7

Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$68.5	$323.4	$332.4
Income from discontinued operations, net of tax	4.0	1.7	1.3
Net income	$72.5	$325.1	$333.7

Earnings per share attributable to ITT Inc.:
Basic earnings per share:
Continuing operations	$0.79	$3.69	$3.79
Discontinued operations	0.05	0.02	0.02
Net income	$0.84	$3.71	$3.81
Diluted earnings per share:
Continuing operations	$0.78	$3.65	$3.75
Discontinued operations	0.05	0.02	0.01
Net income	$0.83	$3.67	$3.76
Weighted average common shares – basic	86.7	87.7	87.7
Weighted average common shares – diluted	87.3	88.6	88.7
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above statements of operations.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS) YEARS ENDED DECEMBER 31	2020	2019	2018
Net income	$73.9	$326.2	$334.6
Other comprehensive income (loss):
Net foreign currency translation adjustment	28.5	(8.1)	(33.3)
Net change in postretirement benefit plans, net of tax impacts of $(18.7), $0.2, and $(1.6), respectively	77.4	(1.7)	6.0
Other comprehensive income (loss)	105.9	(9.8)	(27.3)
Comprehensive income	179.8	316.4	307.3
Less: Comprehensive income attributable to noncontrolling interests	1.4	1.1	0.9
Comprehensive income attributable to ITT Inc.	$178.4	$315.3	$306.4
Disclosure of reclassification adjustments and other adjustments to postretirement benefit plans (See Note 16)
Reclassification adjustments:
Amortization of prior service benefit, net of tax expense of $1.2, $1.0, and $1.1, respectively	$(3.9)	$(3.4)	$(3.3)
Amortization of net actuarial loss, net of tax benefit of $(1.8), $(1.8), and $(2.4), respectively	7.1	5.6	7.4
Loss on plan settlement, net of tax benefit of $(25.7), $0.0, and $(0.4), respectively	111.3	—	1.3
Other adjustments:
Prior service cost, net of tax benefit (expense) of $0.0, $0.4, and $(0.1), respectively	—	(1.3)	—
Net actuarial loss, net of tax benefit of $7.6, $0.6, and $0.2, respectively	(34.2)	(2.9)	(0.4)
Unrealized change from foreign currency translation	(2.9)	0.3	1.0
Net change in postretirement benefit plans, net of tax	$77.4	$(1.7)	$6.0
The accompanying Notes to the Consolidated Financial Statements are an integral part of the statements of comprehensive income.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) DECEMBER 31	2020	2019
Assets
Current assets:
Cash and cash equivalents	$859.8	$612.1
Receivables, net	507.5	578.4
Inventories, net	360.5	392.9
Other current assets	189.5	153.4
Total current assets	1,917.3	1,736.8
Plant, property and equipment, net	525.1	531.5
Goodwill	944.8	927.2
Other intangible assets, net	106.4	138.0
Asbestos-related assets	353.7	319.6
Deferred income taxes	158.3	138.1
Other non-current assets	272.0	316.5
Total non-current assets	2,360.3	2,370.9
Total assets	$4,277.6	$4,107.7
Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper and current maturities of long-term debt	$106.8	$86.5
Accounts payable	306.8	332.4
Accrued liabilities	457.4	430.8
Total current liabilities	871.0	849.7
Asbestos-related liabilities	840.6	731.6
Postretirement benefits	227.5	213.9
Other non-current liabilities	210.6	234.7
Total non-current liabilities	1,278.7	1,180.2
Total liabilities	2,149.7	2,029.9
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and Outstanding – 86.5 and 87.8 shares, respectively	86.5	87.8
Retained earnings	2,319.3	2,372.4
Accumulated other comprehensive loss:
Postretirement benefit plans	(55.9)	(133.3)
Cumulative translation adjustments	(223.5)	(252.0)
Total ITT Inc. shareholders' equity	2,126.4	2,074.9
Noncontrolling interests	1.5	2.9
Total shareholders’ equity	2,127.9	2,077.8
Total liabilities and shareholders’ equity	$4,277.6	$4,107.7
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above balance sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS) YEARS ENDED DECEMBER 31	2020	2019	2018
Operating Activities
Income from continuing operations attributable to ITT Inc.	$68.5	$323.4	$332.4
Adjustments to income from continuing operations
Depreciation and amortization	112.2	113.4	109.4
Equity-based compensation	13.4	15.7	21.6
Asbestos-related costs (benefit), net	66.3	(20.2)	4.9
Pension settlement charges	137.0	—	1.7
Deferred income tax (benefit) expense	(43.9)	30.9	(14.7)
Asset impairment charges	16.3	1.0	—
(Gain) loss on sale or disposal of long-lived assets	(2.0)	1.0	(40.7)
Other non-cash charges, net	45.0	37.8	13.8
Asbestos-related payments, net	(9.8)	(21.6)	(40.8)
Contributions to postretirement plans	(18.0)	(22.9)	(11.2)
Changes in assets and liabilities:
Change in receivables	83.3	(40.6)	(2.7)
Change in inventories	36.5	(0.6)	(13.3)
Change in contract assets	(1.0)	2.7	19.1
Change in contract liabilities	(1.9)	(5.1)	0.1
Change in accounts payable	(34.7)	(1.9)	(4.2)
Change in accrued expenses	4.2	(14.7)	5.7
Change in income taxes	(6.2)	(9.6)	14.4
Other, net	(29.3)	(31.0)	(23.7)
Net Cash – Operating activities	435.9	357.7	371.8
Investing Activities
Capital expenditures	(63.7)	(91.4)	(95.5)
Proceeds from sale of long-lived assets	1.7	0.9	43.2
Acquisitions, net of cash acquired	(4.7)	(113.1)	—
Other, net	0.9	0.2	—
Net Cash – Investing activities	(65.8)	(203.4)	(52.3)
Financing Activities
Commercial paper, net borrowings (repayments)	13.1	(27.2)	(44.5)
Short-term revolving loans, borrowings	495.8	—	246.5
Short-term revolving loans, repayments	(524.7)	—	(233.8)
Long-term debt, issued	1.5	8.1	3.2
Long-term debt, repayments	(2.5)	(3.2)	(2.7)
Repurchase of common stock	(84.2)	(41.4)	(56.1)
Dividends paid	(59.0)	(52.1)	(47.3)
Proceeds from issuance of common stock	4.3	14.9	5.8
Other, net	(2.9)	(0.6)	0.1
Net Cash – Financing activities	(158.6)	(101.5)	(128.8)
Exchange rate effects on cash and cash equivalents	35.2	(3.0)	(15.3)
Net cash from discontinued operations – operating activities	1.0	0.9	(4.2)
Net change in cash and cash equivalents	247.7	50.7	171.2
Cash and cash equivalents – beginning of year (includes restricted cash of $0.8, $1.0, and $1.2, respectively)	612.9	562.2	391.0
Cash and Cash Equivalents – end of Period (includes restricted cash of $0.8, $0.8, and $1.0, respectively)	$860.6	$612.9	$562.2
Supplemental Cash Flow Disclosures
Cash paid (received) during the year for:
Interest	$3.3	$2.5	$3.3
Income taxes, net of refunds received	61.1	63.4	53.5
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above statements of cash flows.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN MILLIONS, EXCEPT SHARE AMOUNTS)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)

December 31, 2017	88.2	$88.2	$1,856.1	$(348.2)	$1.7	$1,597.8

Activity from stock incentive plans	0.5	0.5	27.0	—	—	27.5
Share repurchases	(1.1)	(1.1)	(55.0)	—	—	(56.1)
Cumulative adjustment for accounting change	—	—	(4.1)	—	—	(4.1)
Net income	—	—	333.7	—	0.9	334.6
Dividends declared ($0.536 per share)	—	—	(47.4)	—	—	(47.4)
Total other comprehensive loss, net of tax	—	—	—	(27.3)	—	(27.3)
Other	—	—	—	—	(0.1)	(0.1)
December 31, 2018	87.6	87.6	2,110.3	(375.5)	2.5	1,824.9

Activity from stock incentive plans	1.0	1.0	29.6	—	—	30.6
Share repurchases	(0.8)	(0.8)	(40.6)	—	—	(41.4)
Net income	—	—	325.1	—	1.1	326.2
Dividends declared ($0.588 per share)	—	—	(52.0)	—	—	(52.0)
Dividend to noncontrolling interest	—	—	—	—	(0.7)	(0.7)
Total other comprehensive loss, net of tax	—	—	—	(9.8)	—	(9.8)
December 31, 2019	87.8	87.8	2,372.4	(385.3)	2.9	2,077.8

Activity from stock incentive plans	0.6	0.6	17.1	—	—	17.7
Share repurchases	(1.9)	(1.9)	(82.3)	—	—	(84.2)
Cumulative adjustment for accounting change (see Note 2)	—	—	(1.2)	—	—	(1.2)
Net income	—	—	72.5	—	1.4	73.9
Dividends declared ($0.676 per share)	—	—	(58.9)	—	—	(58.9)
Dividend to noncontrolling interest	—	—	—	—	(0.9)	(0.9)
Purchase of noncontrolling interest	—	—	(0.3)	—	(1.9)	(2.2)
Total other comprehensive income, net of tax	—	—	—	105.9	—	105.9
December 31, 2020	86.5	$86.5	$2,319.3	$(279.4)	$1.5	$2,127.9
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above statements of changes in shareholders’ equity.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS AND SHARES (EXCEPT PER SHARE AMOUNTS) IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
ITT Inc. is a diversified manufacturer of highly engineered critical components and customized technology solutions for the transportation, industrial, and energy markets. Unless the context otherwise indicates, references herein to "ITT," "the Company," and such words as "we," "us," and "our" include ITT Inc. and its subsidiaries. ITT operates in three segments: Motion Technologies, consisting of friction and shock and vibration equipment; Industrial Process, consisting of industrial flow equipment and services; and Connect & Control Technologies, consisting of electronic connectors, fluid handling, motion control, composite materials, and noise and energy absorption products. Financial information for our segments is presented in Note 3, Segment Information.
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) a pandemic, resulting in certain local government-mandated site closures. While most of our businesses were deemed essential, we have experienced certain local government-mandated site closures. The Company continues to face certain risks resulting from COVID-19 including disruption of our operations due to decreased customer demand, temporary plant closures, and elevated hygiene standards to keep our employees safe, along with increased risk of customer or supplier bankruptcy and potential challenges in accessing capital markets. There is also uncertainty around the severity of a resurgence of COVID-19 or new strains of the virus, as well as the speed of distribution of the COVID-19 vaccines. Therefore, while we expect this matter to negatively impact our business, results of operations, and financial position, the extent of certain future impacts cannot be reasonably estimated at this time.
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
For contracts recognized over time, we use the cost-to-cost method or the units-of-delivery method, depending on the nature of the contract, including length of production time.
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
Shipping and handling activities are accounted for as activities to fulfill a promise to transfer a product to a customer. As such, shipping and handling activities are not evaluated as a separate performance obligation.
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

Asbestos-Related Liabilities and Assets
Our subsidiaries, including ITT LLC and Goulds Pumps LLC, have been named as a defendant in numerous product liability lawsuits alleging personal injury due to asbestos exposure. In the third quarter of 2020, in connection with our annual remeasurement, we extended the measurement period over which we estimate our asbestos liability to include pending claims and unasserted claims estimated to be filed through 2052, including legal fees, reflecting the full time period over which we expect asbestos-related claims to be filed against us. Previous estimates included pending claims and claims expected to be filed over the next 10 years. Our asbestos liability estimate is recognized on an undiscounted basis as the timing of future cash flows may vary. Assumptions utilized in estimating the liability for both pending and unasserted claims include: disease type, average settlement costs, percentage of claims settled or dismissed, the number of claims estimated to be compensated by the Company in the future, and the costs to defend such claims.
The Company has also recorded an asbestos-related asset composed of insurance receivables. The asbestos-related asset represents our best estimate of probable recoveries related to the recorded asbestos liability. In developing this estimate, the Company considers coverage-in-place and other settlement agreements with its insurers, a review of expected levels of future recoveries, the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, and the interpretation of the various policy and contract terms and limits and their interrelationships. Consistent with the asbestos liability, the asbestos-related asset has not been discounted to present value. Under coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s pending and future asbestos claims on specified terms and conditions. Insurance payments under coverage-in-place agreements are made to the Company as asbestos claims are settled or adjudicated. The Company’s buyout agreements provide an agreed upon amount of available coverage for future asbestos claims under the subject policies to be paid to a Qualified Settlement Fund (QSF) on a specific schedule as agreed upon by the Company and its insurer. However, assets in the QSF are only available and distributed when qualifying asbestos expenditures are submitted for reimbursement as defined in the QSF agreement. Therefore, recovery of insurance reimbursements under these types of agreements is dependent on the timing of the payment of the liability and, consistent with the asbestos liability, have not been discounted to present value.
In the third quarter each year, we conduct an asbestos remeasurement with the assistance of outside consultants to review and update, as appropriate, the underlying assumptions used to estimate our asbestos liability and related assets, including a reassessment of the time horizon over which a reasonable estimate of unasserted claims can be projected. In addition, as part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent data available for the key inputs and assumptions, comparing the data to the expectations on which the most recent annual liability and asset estimates were based to determine whether a more detailed evaluation of our asbestos exposure is required. Prior to the extension of the time period over which we estimate asbestos liabilities in the third quarter of 2020, each quarter we recorded a net asbestos cost to reflect the estimated value of pending claims and unasserted claims estimated to maintain a 10 year liability. See Note 20, Commitments and Contingencies, for additional information.
Postretirement Benefit Plans
ITT sponsors numerous pension and other employee-related defined benefit plans (collectively, postretirement benefit plans). Our U.S. postretirement benefit plans are closed to new participants. Postretirement benefit obligations are generally determined, where applicable, based on participant years of service, future compensation, and age at retirement or termination. The determination of projected benefit obligations and the recognition of expenses related to postretirement benefit plans are dependent on various assumptions that are judgmental. The assumptions involved in the measurement of our postretirement benefit plan obligations and net periodic postretirement costs primarily relate to discount rates, long-term expected rates of return on plan assets, mortality and termination rates, and other factors. Management develops each assumption using relevant Company experience in conjunction with market-related data for each individual country in which such plans exist. Actual results that differ from our assumptions are accumulated and are amortized over the estimated future working life, or remaining lifetime, of the plan participants depending on the nature of the retirement plan. For the recognition of net periodic postretirement cost, the calculation of the long-term expected return on plan assets is generally derived using a market-related value of plan assets based on yearly average asset values at the measurement date over the last 5 years.
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
In October 2020, the Company terminated its U.S. qualified pension plan by purchasing a group annuity contract from MassMutual Life Insurance Company (MassMutual), which fully assumed the responsibility for paying and administering pension benefits to approximately five thousand plan participants and their beneficiaries. In connection with the plan termination, the Company settled all future obligations under the plan by providing lump sum payments to eligible participants who elected to receive them, and by transferring the remaining projected benefit obligation to the insurance company. See Note 16, Postretirement Benefit Plans, for additional information.
Research & Development
Research and development activities are charged to expense as incurred. R&D as a percentage of sales was 3.4% during both 2020 and 2019, and 3.6% during 2018.
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
Cash and Cash Equivalents
ITT considers all highly liquid investments purchased with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents primarily include fixed-maturity time deposits and money market investments. Restricted cash was $0.8 as of December 31, 2020 and 2019. Restricted cash is presented within Other current assets and Other non-current assets.

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
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising ITT’s customer base and their dispersion across many different industries and geographic regions. However, our largest customer represents approximately 12% and 13% of the December 31, 2020 and 2019 outstanding trade accounts receivable balance, respectively. ITT performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.
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
Allowance for Credit Losses
We determine our allowance for credit losses using a combination of factors to reduce our trade receivables and contract asset balances to the net amount expected to be collected. The allowance is based on a variety of factors including the length of time receivables are past due, macroeconomic trends and conditions, significant one-time events, historical experience, and expectations of future economic conditions. We also record an allowance for individual accounts when we become aware of specific customer circumstances, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable. If circumstances related to the specific customer change, we adjust estimates of the recoverability of receivables as appropriate.
Inventories
Inventories, which include the costs of material, labor and overhead, are stated at the lower of cost or net realizable value. Cost is generally computed using the standard cost method, which approximates actual cost on a first-in, first-out (FIFO) basis. Variances between standard and actual costs are charged to cost of sales or capitalized to inventory. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value and are charged to cost of sales. At the point of loss recognition, a new cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in a recovery in carrying value. Inventories valued under the last-in, first-out (LIFO) method represent 12.5% and 14.5% of total 2020 and 2019 inventories, respectively. We have a LIFO reserve of $12.0 and $12.4 recorded as of December 31, 2020 and 2019, respectively.
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
Investments
Investments in fixed-maturity time deposits having an original maturity exceeding three months at the time of purchase, referred to as short-term time deposits, are classified as held-to-maturity and are recorded at amortized cost, which approximates fair value. There were no short-term time deposits held as of December 31, 2020 and December 31, 2019.
Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of the balance sheet date. The Company’s investments in COLI policies are included in other non-current assets in the consolidated balance sheets and were $113.7 and $109.1 at December 31, 2020 and 2019, respectively. Changes in the cash surrender value during the period generally reflect gains or losses in the fair value of assets, premium payments, and policy redemptions. Gains from COLI investments of $4.3, $4.8, and $2.8 were recorded within general and administrative expenses in the Consolidated Statements of Operations during years ended December 31, 2020, 2019 and 2018, respectively.
Long-Lived Asset Impairment
Long-lived assets, including intangible assets with finite lives and capitalized internal use software, are tested for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. We assess the recoverability of long-lived assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the first quarter of 2020, we recorded an impairment of $4.0 for a business within the Industrial Process segment. See Note 11, Plant, Property and Equipment, Net, for additional information.
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
Goodwill and indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure, significant adverse changes in the business climate or an adverse action or assessment by a regulator). We conduct our annual impairment testing on the first day of the fourth fiscal quarter. We may perform an initial qualitative evaluation which considers present events and circumstances, to determine the likelihood of impairment. If the likelihood of impairment is not considered to be more likely than not, then no further testing is performed. If it is considered to be more likely than not that the asset is impaired based on the qualitative evaluation or we elect not to perform a qualitative evaluation, then a quantitative impairment test is performed. In the quantitative impairment test, the fair value of each reporting unit is compared to its carrying amount. If the fair value of a reporting unit exceeds its carrying value, there is no impairment. If the carrying value of the reporting unit exceeds its estimated fair value, then we record an impairment loss equal to the difference. For indefinite-lived intangibles, if it is considered to be more likely than not that the asset is impaired, we compare the fair value of those assets to their carrying value. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. During the first quarter of 2020, we determined that certain intangible assets within the Industrial Process segment, including an indefinite-lived trademark, customer relationships and proprietary technology, would not be recoverable, resulting in an impairment of $12.3. See Note 12, Goodwill and Other Intangible Assets, Net, for additional information.
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
Environmental-Related Liabilities and Assets
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our estimated liability is reduced to reflect the participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs, and that share can be reasonably estimated. Environmental liabilities are primarily included in other non-current liabilities at undiscounted amounts.
The Company records an asset related to its environmental insurance and other expected third party recoveries. The environmental-related asset represents our best estimate of probable recoveries from third parties for costs incurred in past periods, as well as costs estimated to be incurred in future periods.
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
For transactions denominated in other than the functional currency, revenue and expenses are remeasured at average exchange rates in effect during the reporting period in which the transactions occurred, except for expenses related to nonmonetary assets and liabilities. Transaction gains or losses from foreign currency remeasurement are reported in general and administrative expenses in the Consolidated Statements of Operations. During 2020, 2019, and 2018, we recognized transaction losses of $7.6, $2.7, and $1.2, respectively.

Derivative Financial Instruments
ITT may use derivative financial instruments, primarily foreign currency forward and option contracts, to mitigate exposure from foreign currency exchange rate fluctuations as it pertains to receipts from customers, payments to suppliers and intercompany transactions. We record derivatives at their fair value as either an asset or liability. For derivatives not designated as hedges, adjustments to reflect changes in the fair value of our derivatives are included in earnings. For cash flow hedges that qualify and are designated for hedge accounting, the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive loss and subsequently recognized in earnings when the hedged transaction affects earnings. Any ineffective portion is recognized immediately in earnings. As of December 31, 2020 and 2019, no derivatives were designated as hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. Derivative contracts involve the risk of non-performance by the counterparty. The fair value of our foreign currency contracts are determined using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date.
Related Parties
Related party transactions include those between: a parent and its subsidiaries; subsidiaries of a common parent; an entity and trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of the entity’s management; an entity and its principal owners, management, or members of their immediate families; and affiliates. In January 2021, the Company entered into a three-month consulting agreement for $0.2 with Thomas Scalera, ITT's former Executive Vice President and Chief Financial Officer. The consulting agreement includes, but is not limited to, financial, accounting, and investor relations advisory services.
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

	Revenue			Operating Income			Operating Margin
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Motion Technologies	$1,121.1	$1,241.8	$1,274.1	$184.0	$216.1	$223.4	16.4%	17.4%	17.5%
Industrial Process	843.0	943.8	827.1	77.6	104.7	91.4	9.2%	11.1%	11.1%
Connect & Control Technologies	516.5	663.9	646.6	57.0	111.5	96.5	11.0%	16.8%	14.9%
Total segment results	2,480.6	2,849.5	2,747.8	318.6	432.3	411.3	12.9%	15.2%	15.0%
Asbestos-related (costs) benefit, net	—	—	—	(66.3)	20.2	(4.9)	—	—	—
Gain (loss) on sale or disposal of long-lived corporate assets	—	—	—	0.7	(0.2)	38.5	—	—	—
Eliminations / Other corporate costs	(2.8)	(3.1)	(2.7)	(26.5)	(40.9)	(47.6)	—	—	—
Total Eliminations / Corporate and Other costs	(2.8)	(3.1)	(2.7)	(92.1)	(20.9)	(14.0)	—	—	—
Total	$2,477.8	$2,846.4	$2,745.1	$226.5	$411.4	$397.3	9.1%	14.5%	14.5%

	Assets		Capital Expenditures			Depreciation and Amortization
	2020	2019	2020	2019	2018	2020	2019	2018
Motion Technologies	$1,202.3	$1,178.2	$43.8	$57.7	$75.0	$60.0	$58.6	$57.2
Industrial Process	1,069.6	1,137.8	8.3	11.2	7.8	23.7	26.3	26.9
Connect & Control Technologies	720.5	755.6	10.6	19.4	10.8	23.1	21.8	21.2
Corporate and Other	1,285.2	1,036.1	1.0	3.1	1.9	5.4	6.7	4.1
Total	$4,277.6	$4,107.7	$63.7	$91.4	$95.5	$112.2	$113.4	$109.4

The following table displays consolidated revenue by geographic region for the years ended December 31, 2020, 2019, and 2018. Revenue is attributed to individual regions based upon the destination of the product or service delivery.

For the Year Ended December 31, 2020	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
North America(a)	$187.3	$479.0	$319.3	$(2.6)	$983.0
Europe(b)	676.4	95.5	97.4	—	869.3
Asia	243.8	93.1	77.0	(0.2)	413.7
Middle East and Africa	1.5	92.0	18.8	—	112.3
South America	12.1	83.4	4.0	—	99.5
Total	$1,121.1	$843.0	$516.5	$(2.8)	$2,477.8

For the Year Ended December 31, 2019
North America(a)	$204.4	$558.7	$431.9	$(2.9)	$1,192.1
Europe(b)	780.5	89.7	125.9	—	996.1
Asia	241.7	101.9	83.8	(0.2)	427.2
Middle East and Africa	2.3	114.1	16.3	—	132.7
South America	12.9	79.4	6.0	—	98.3
Total	$1,241.8	$943.8	$663.9	$(3.1)	$2,846.4

For the Year Ended December 31, 2018
North America(a)	$185.3	$483.6	$404.3	$(2.4)	$1,070.8
Europe(b)	807.6	60.3	132.9	(0.1)	1,000.7
Asia	265.5	81.6	84.5	(0.2)	431.4
Middle East and Africa	1.3	128.1	17.2	—	146.6
South America	14.4	73.5	7.7	—	95.6
Total	$1,274.1	$827.1	$646.6	$(2.7)	$2,745.1
(a)Includes revenue of $811.0, $989.4, and $887.0, from the United States for 2020, 2019, and 2018, respectively.
(b)Includes revenue of $334.9, $391.2, and $412.5, from Germany for 2020, 2019, and 2018, respectively.

The following table displays Plant, Property and Equipment, net by geographic region as of December 31, 2020, and 2019.

	2020	2019
North America(a)	$174.1	$192.2
Europe(b)	263.8	250.0
Asia	83.7	84.6
Middle East and Africa	0.2	0.4
South America	3.3	4.3
Total	$525.1	$531.5
(a)Includes $141.8 and $158.7, in the United States as of December 31, 2020 and 2019, respectively.
(b)Includes $108.2 and $95.7, in Italy as of December 31, 2020 and 2019, respectively.

NOTE 4
REVENUE
The following table represents our revenue disaggregated by end market for the years ended December 31, 2020, 2019, and 2018:

For the Year Ended December 31, 2020	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$1,104.6	$—	$—	$(0.2)	$1,104.4
Chemical and industrial pumps	—	660.5	—	—	660.5
Aerospace and defense	6.7	—	284.7	—	291.4
Oil and gas	—	182.5	31.3	—	213.8
General industrial	9.8	—	200.5	(2.6)	207.7
Total	$1,121.1	$843.0	$516.5	$(2.8)	$2,477.8

For the Year Ended December 31, 2019
Auto and rail	$1,222.6	$—	$—	$(0.2)	$1,222.4
Chemical and industrial pumps	—	701.7	—	—	701.7
Aerospace and defense	9.1	—	409.2	—	418.3
Oil and gas	—	242.1	39.4	—	281.5
General industrial	10.1	—	215.3	(2.9)	222.5
Total	$1,241.8	$943.8	$663.9	$(3.1)	$2,846.4

For the Year Ended December 31, 2018
Auto and rail	$1,253.0	$—	$—	$(0.2)	$1,252.8
Chemical and industrial pumps	—	598.7	—	—	598.7
Aerospace and defense	8.5	—	369.5	—	378.0
Oil and gas	—	228.4	39.6	—	268.0
General industrial	12.6	—	237.5	(2.5)	247.6
Total	$1,274.1	$827.1	$646.6	$(2.7)	$2,745.1

During 2020, 2019, and 2018, a single external customer, Continental, accounted for 9.1%, 9.8%, and 10.7% of consolidated ITT revenue, respectively. A significant portion of the OEM revenue, typically about half, is derived at the automakers' direction to use an ITT brake pad in Continental's braking systems (calipers), generally through supply agreements signed directly with automakers. The remaining Continental revenue is generated from a long-term aftermarket agreement. The revenue from this customer is reported within the Motion Technologies segment.
Revenue recognized related to our Industrial Process segment primarily consists of pumps, valves and plant optimization systems and related services which serve the general industrial, oil and gas, chemical and petrochemical, pharmaceutical, mining, pulp and paper, food and beverage, and power generation markets. Many of Industrial Process’s products are highly engineered and customized to our customer needs and therefore do not have an alternative use. For these longer term design and build projects, if the contract states that we also have an enforceable right to payment, we recognize revenue over time using the cost-to-cost method as we satisfy the performance obligations identified in the contract. If no right to payment exists, revenue is recognized at a point in time, generally based on shipping terms. A majority of our design and build project contracts currently do not have a right to payment. For other pumps that do have an alternative use to us, revenue is recognized at a point in time. Revenue on service and repair contracts, representing approximately 4% of consolidated ITT revenue for each of the three years presented, is recognized after services have been agreed to by the customer and rendered or over the service period.

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
Contract Assets and Liabilities
Contract assets consist of unbilled amounts where revenue recognized exceeds customer billings. Contract liabilities consist of advance payments and billings in excess of revenue recognized. The following table represents our net contract assets and liabilities as of December 31, 2020 and 2019.

	2020	2019	Change
Current contract assets	$19.1	$18.0	6.1%
Current contract liabilities	(56.2)	(57.4)	(2.1)%
Noncurrent contract liabilities	(0.1)	—	—%
Net contract liabilities	$(37.2)	$(39.4)	(5.6)%
Our net contract liability decreased $2.2, or 5.6%, during 2020. During 2020, we recognized revenue of $51.1, related to contract liabilities at December 31, 2019.
The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations was $777.2 as of December 31, 2020. Of this amount, we expect to recognize approximately $650 to $670 of revenue during 2021 and the remainder thereafter.
As of December 31, 2020 and 2019, deferred contract costs, net were $6.5 and $8.1, respectively, primarily related to pre-contract costs. During 2020 and 2019, we amortized $1.6 and $1.3, respectively.
NOTE 5
RESTRUCTURING ACTIONS
We have initiated various restructuring actions throughout our businesses during the past three years, including the 2020 Global Restructuring Plan described below. There were no other restructuring actions considered individually significant. The following table summarizes the total restructuring costs presented separately in our Consolidated Condensed Statements of Operations for the year ended December 31, 2020, 2019, and 2018.

	2020	2019	2018
By component:
Severance costs and other employee-related	$41.5	$12.4	$4.5
Other	1.5	0.4	0.7
Total restructuring costs	$43.0	$12.8	$5.2
By segment:
Motion Technologies	$12.7	$4.9	$2.3
Industrial Process	19.5	5.7	0.1
Connect & Control Technologies	8.5	2.0	2.1
Corporate and Other	2.3	0.2	0.7

The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Balance Sheet within accrued liabilities, for the years ended December 31, 2020 and 2019.

	2020	2019
Restructuring accruals - beginning balance	$7.5	$6.7
Restructuring costs	44.1	13.4
Reversal of prior accruals	(1.1)	(0.6)
Cash payments	(33.0)	(11.7)
Foreign exchange translation and other	1.6	(0.3)
Restructuring accrual - ending balance	$19.1	$7.5
By accrual type:
Severance and other employee-related	$18.6	$7.2
Other	0.5	0.3
2020 Global Restructuring Plan
During 2020, the Company initiated an organizational-wide restructuring plan to reduce the overall cost structure of the Company primarily in response to an anticipated reduction in demand from the COVID-19 pandemic. As a result, the Company incurred restructuring costs of $43.8 during 2020, principally related to involuntary severance costs, and expects to incur additional restructuring charges of $7.3 during 2021. The table below summarizes the total restructuring costs incurred to through December 31, 2020 and total expected restructuring costs by segment related to the 2020 Global Restructuring Plan.

	Incurred to Date	Expected Costs
Motion Technologies	$12.7	$12.7
Industrial Process	19.9	22.6
Connect & Control Technologies	8.8	13.4
Corporate and Other	2.4	2.4
Total	$43.8	$51.1
The following table displays a rollforward of the restructuring accruals related to the 2020 Global Restructuring Plan:

Beginning balance - January 1	$—
Restructuring costs	43.8
Cash payments	(27.9)
Foreign exchange translation and other	1.2
Ending balance - December 31	$17.1

NOTE 6
INCOME TAXES
For each of the years ended December 31, 2020, 2019, and 2018 the tax data related to continuing operations is as follows:

	2020	2019	2018
Income components:
United States	$(124.3)	$143.9	$114.4
International	209.5	270.5	276.6
Income from continuing operations before income tax	85.2	414.4	391.0
Income tax expense components:
Current income tax expense:
United States – federal	9.9	9.4	6.3
United States – state and local	(1.5)	0.5	7.9
International	50.8	49.1	58.2
Total current income tax expense	59.2	59.0	72.4
Deferred income tax (benefit) expense components:
United States – federal	(36.6)	10.1	7.4
United States – state and local	(4.8)	1.5	(0.2)
International	(2.5)	19.3	(21.9)
Total deferred income tax (benefit) expense	(43.9)	30.9	(14.7)
Income tax expense	$15.3	$89.9	$57.7
Effective income tax rate	18.0%	21.7%	14.8%
A reconciliation of the income tax expense for continuing operations from the U.S. statutory income tax rate to the effective income tax rate is as follows for each of the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Tax provision at U.S. statutory rate	21.0%	21.0%	21.0%
Tax on undistributed foreign earnings	7.4%	1.8%	(1.2)%
Pension settlement AOCI expense	5.9%	—%	—%
Italy patent box	(5.6)%	(1.2)%	(1.0)%
Audit settlements and unrecognized tax benefits	(5.4)%	0.1%	(0.3)%
Excess tax benefits on stock-based compensation	(3.6)%	(1.1)%	(0.6)%
State and local income tax	(2.4)%	0.7%	1.5%
Foreign tax rate differential	1.6%	2.8%	3.7%
Valuation allowance on deferred tax assets	1.5%	(0.5)%	(2.4)%
U.S. tax on foreign earnings	(0.2)%	—%	0.5%
U.S. permanent items	(0.1)%	(1.0)%	0.4%
Tax exempt interest	—%	—%	(5.8)%
One-time tax on foreign earnings - Tax Act	—%	—%	(1.0)%
Federal deferred taxes remeasurement - Tax Act	—%	—%	0.4%
Other adjustments	(2.1)%	(0.9)%	(0.4)%
Effective income tax rate	18.0%	21.7%	14.8%
The decrease in the effective tax rate in 2020 compared to 2019 was due to a benefit of $25.9 resulting from a recently completed internal reorganization in Europe. The reorganization increased projections of future earnings, which will result in the realization of a portion of our deferred tax assets. This benefit was partially offset by the recognition of a $21.7 valuation allowance on our Germany and UK entities. The effective tax rate in 2019 compared to 2018 was higher primarily due to tax benefits of $22.9 in 2018 from valuation allowance reversals on deferred tax assets. At the end of 2018, ITT capitalized its investment in a foreign subsidiary, which eliminated its tax exempt interest.

The Company’s financial condition and results of operations have been and may continue to be adversely affected by the COVID-19 pandemic and the governmental and market reactions to COVID-19. The impacts on earnings have already had, and may continue to have, an impact on the Company’s overall effective tax rate.
The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, and the creation of certain refundable employee retention credits. During the twelve months ended December 31, 2020, the Company recognized a benefit of $10.7 from the CARES Act. The benefit was recorded in operating income and was applied against the employer portion of payroll taxes. Certain non-U.S. jurisdictions have enacted similar stimulus measures focused on payroll incentives and tariff reductions. We continue to monitor any effects that may result from the CARES Act or other similar legislation globally. On December 21, 2020, the U.S. Congress enacted the Consolidated Appropriations Act of 2021, also known as "CARES Act 2." The Company is currently evaluating the impact of this new legislation on its consolidated financial statements.
The Company provides for deferred taxes on the undistributed earnings and profits of all foreign subsidiaries, determined under U.S. tax law. At December 31, 2020, the amount of undistributed earnings and profits of all foreign subsidiaries was $913.7. The Company anticipates that these foreign earnings and future earnings of its foreign subsidiaries that are not indefinitely reinvested will be sufficient to meet its U.S. cash needs. The Company is indefinitely reinvested in any excess of financial reporting over tax basis in its foreign subsidiaries that exceeds undistributed earnings and profits. At December 31, 2020, the indefinitely reinvested excess of financial reporting over tax basis was $240.9.
Deferred tax assets and liabilities include the following:

	2020	2019
Deferred Tax Assets:
Loss carryforwards	$128.6	$139.8
Asbestos	116.7	101.5
Employee benefits	64.7	59.4
Accruals	59.3	46.0
Credit carryforwards	3.4	2.5
Other	27.0	20.5
Gross deferred tax assets	399.7	369.7
Less: Valuation allowance	123.0	129.8
Net deferred tax assets	$276.7	$239.9
Deferred Tax Liabilities:
Intangibles	$(40.9)	$(43.0)
Undistributed earnings	(49.2)	(33.8)
Accelerated depreciation	(30.3)	(26.9)
Investment	0.5	(0.2)
Total deferred tax liabilities	$(119.9)	$(103.9)
Net deferred tax assets	$156.8	$136.0
Deferred taxes are presented in the Consolidated Balance Sheets as follows:

	2020	2019
Non-current assets	$158.3	$138.1
Other non-current liabilities	(1.5)	(2.1)
Net deferred tax assets	$156.8	$136.0

The table included below provides a rollforward of our valuation allowance on net deferred income tax assets from December 31, 2017 to December 31, 2020.

	State	Foreign	Total
DTA valuation allowance - December 31, 2017	$72.4	$97.6	$170.0
Change in assessment	—	(22.9)	(22.9)
Current year operations	(15.1)	9.0	(6.1)
DTA valuation allowance - December 31, 2018	$57.3	$83.7	$141.0
Change in assessment	—	5.6	5.6
Current year operations	(8.8)	(8.0)	(16.8)
DTA valuation allowance - December 31, 2019	$48.5	$81.3	$129.8
Change in assessment	—	(6.2)	(6.2)
Current year operations	(8.1)	7.5	(0.6)
DTA valuation allowance - December 31, 2020	$40.4	$82.6	$123.0
The Company continues to maintain a valuation allowance against certain deferred tax assets attributable to state net operating losses and tax credits, and certain foreign net deferred tax assets primarily in Luxembourg, China, and Germany which are not expected to be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The cumulative loss incurred over the three-year period ending December 31, 2020 constitutes significant objective negative evidence, resulting in the recognition of a valuation allowance against the net deferred tax assets for these jurisdictions. Such objective negative evidence limits our ability to consider subjective positive evidence, such as our projections of future taxable income. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight can be given to subjective evidence.
We have the following tax attributes available for utilization at December 31, 2020:

Attribute	Amount	First Year of Expiration
U.S. federal net operating losses	$2.9	12/31/2037
U.S. state net operating losses	915.7	12/31/2021
U.S. federal tax credits	2.0	12/31/2029
U.S. state tax credits	1.4	12/31/2027
Foreign net operating losses(a)	332.1	12/31/2021
(a) Includes approximately $224.9 of net operating loss carryforwards in Luxembourg as of December 31, 2020.
Excess tax benefits related to stock-based compensation of $3.0, $4.6 and $2.2 for 2020, 2019 and 2018, respectively, were recorded as an income tax benefit in the statement of operations and have been reflected in the caption “U.S. permanent items” within the effective tax rate reconciliation table.

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for each of the years ended December 31, 2020, 2019, and 2018 is as follows:

	2020	2019	2018
Unrecognized tax benefits – January 1	$46.2	$45.8	$51.9
Additions for:
Current year tax positions	0.9	1.5	1.5
Prior year tax positions	0.3	0.3	—
Reductions for:
Prior year tax positions	—	(0.1)	(0.2)
Expiration of statute of limitations	(4.7)	(1.2)	(1.9)
Settlements	(1.2)	(0.1)	(5.5)
Unrecognized tax benefits – December 31	$41.5	$46.2	$45.8
As of December 31, 2020, $16.7 and $0.5 of the unrecognized tax benefits would affect the effective tax rate for continuing operations and discontinued operations respectively, if realized. The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including the Czech Republic, Germany, Hong Kong, India, Italy, Japan, the U.S. and Venezuela.
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
The following table summarizes the earliest open tax years by major jurisdiction as of December 31, 2020:

Jurisdiction	Earliest Open Year
China	2015
Czech Republic	2014
Germany	2014
Hong Kong	2007
India	2010
Italy	2014
Korea	2014
Luxembourg	2015
Mexico	2014
United States	2017
We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Statements of Operations. During 2020, 2019, and 2018 we recognized a net interest benefit of $2.0, $0.3, and $0.9, respectively, related to tax matters. We had $0.9, $2.9, and $3.2 of interest expense accrued from continuing and discontinued operations related to tax matters as of December 31, 2020, 2019, and 2018, respectively.
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
As of December 31, 2020, examinations remained open for income taxes from certain foreign jurisdictions. The settlement of future examinations and additional audit service fees may result in changes in amounts attributable to us through the Tax Matters Agreement entered into with Exelis and Xylem. Currently we cannot reasonably estimate the amount of such changes. ITT anticipates concluding all Tax Matters Agreement items in 2021.
NOTE 7
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted common shares outstanding for the three years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Basic weighted average common shares outstanding	86.7	87.7	87.7
Add: Dilutive impact of outstanding equity awards	0.6	0.9	1.0
Diluted weighted average common shares outstanding	87.3	88.6	88.7
There were no anti-dilutive shares as of December 31, 2020, 2019, and 2018 to exclude from the computation of diluted earnings per share.
NOTE 8
RECEIVABLES, NET

	2020	2019
Trade accounts receivable	$492.5	$562.3
Notes receivable	11.0	6.2
Other	19.1	21.2
Receivables, gross	522.6	589.7
Less: allowance for credit losses - receivables	(15.1)	(11.3)
Receivables, net	$507.5	$578.4
The following table displays our allowance for credit losses for receivables and contract assets.

	2020	2019
Allowance for credit losses - receivables	$15.1	$11.3
Allowance for credit losses - contract assets	0.5	1.5
Total allowance for credit losses	$15.6	$12.8
Our allowance for credit losses for the year ended December 31, 2020 includes our estimate of the impact of the COVID-19 pandemic and declines in the oil and gas market and we expect it will be adjusted in subsequent periods as circumstances develop and we gain better insight into the future impacts of the pandemic. We believe these events may impact our ability to collect from certain customers depending on the end market we serve and customer profile. The follow table displays a rollforward of the total allowance for credit losses for the years ended December 31, 2020, 2019, and 2018.

	2020	2019	2018
Total allowance for credit losses – January 1	$12.8	$18.3	$16.1
Impact of adoption of ASU 2016-13 (See Note 2)	1.7	—	—
Charges to income	6.2	3.5	3.6
Write-offs	(5.5)	(9.2)	(0.8)
Foreign currency and other	0.4	0.2	(0.6)
Total allowance for credit losses – December 31	$15.6	$12.8	$18.3

NOTE 9
INVENTORIES, NET

	2020	2019
Finished goods	$63.1	$80.7
Work in process	77.5	83.9
Raw materials	219.9	228.3
Inventories, net	$360.5	$392.9
NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS

	2020	2019
Asbestos-related assets(a)	$91.0	$67.2
Advance payments and other prepaid expenses	39.6	45.4
Contract assets	19.1	18.0
Prepaid income taxes	29.0	20.6
Other	10.8	2.2
Other current assets	$189.5	$153.4
Other employee benefit-related assets	$113.9	$133.6
Operating lease right-of-use assets	87.3	91.7
Capitalized software costs	23.9	30.1
Environmental-related assets	10.6	22.2
Equity method investments	11.7	9.8
Other	24.6	29.1
Other non-current assets	$272.0	$316.5
(a)The increase in asbestos-related assets as of December 31, 2020 primarily relates to a 2020 settlement agreement with an insurer accelerating payments previously included in a buyout agreement. Refer to Note 20, Commitments and Contingencies, for further information.
NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET

	Useful life (in years)	2020	2019
Machinery and equipment	2 - 10	$1,205.7	$1,128.9
Buildings and improvements	5 - 40	273.9	279.3
Furniture, fixtures and office equipment	3 - 7	82.0	79.8
Construction work in progress		44.7	48.8
Land and improvements		34.6	33.3
Other		5.0	10.5
Plant, property and equipment, gross		1,645.9	1,580.6
Less: accumulated depreciation		(1,120.8)	(1,049.1)
Plant, property and equipment, net		$525.1	$531.5
Depreciation expense of $83.2, $84.1 and $82.8 was recognized in 2020, 2019 and 2018, respectively.
During 2020, we recorded an impairment of $4.0 for a business within IP due to challenging economic conditions in the upstream oil and gas market combined with impacts associated with the COVID-19 pandemic. Long-lived assets of the business, with a carrying value of $14.0, primarily building and improvements, machinery and equipment, were reduced to their current estimated fair value of $10.0. Our current estimate of fair value, categorized within Level 3 of the fair value hierarchy, was determined based on a market approach estimating the net proceeds that would be received for the sale of the assets. Significant additional adverse changes to the economic environment and future cash flows of other businesses could cause us to record additional impairment charges in future periods, which may be material.
NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 by segment are as follows:

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2018	$294.5	$315.8	$265.6	$875.9
Goodwill acquired	—	40.1	14.3	54.4
Foreign currency	(0.9)	(1.8)	(0.4)	(3.1)
Goodwill - December 31, 2019	$293.6	$354.1	$279.5	$927.2
Adjustments to purchase price allocations	—	(2.5)	—	(2.5)
Foreign currency	4.5	13.8	1.8	20.1
Goodwill - December 31, 2020	$298.1	$365.4	$281.3	$944.8
Goodwill acquired in 2019 is related to our acquisitions of Rheinhütte Pumpen Group (Rheinhütte) and Matrix Composites, Inc. (Matrix). Goodwill acquired represents the preliminary calculation of the excess of the purchase price over the net assets acquired. Adjustments to purchase price allocations during 2020 is related to the completion of the Rheinhütte valuation. See Note 22, Acquisitions, for further information.
Other Intangible Assets
Information regarding our other intangible assets is as follows:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$163.3	$(101.7)	$61.6	$176.3	$(99.6)	$76.7
Proprietary technology	46.7	(23.4)	23.3	58.4	(28.1)	30.3
Patents and other	16.2	(11.5)	4.7	21.8	(13.0)	8.8
Finite-lived intangible total	226.2	(136.6)	89.6	256.5	(140.7)	115.8
Indefinite-lived intangibles	16.8	—	16.8	22.2	—	22.2
Other Intangible Assets	$243.0	$(136.6)	$106.4	$278.7	$(140.7)	$138.0
As a result of the global COVID-19 pandemic combined with a decline in the upstream oil and gas market, during 2020, we determined that certain intangible assets within the IP segment including an indefinite-lived trademark, customer relationships and proprietary technology, would not be recoverable resulting in an impairment of $12.3. Significant additional adverse changes to the economic environment and future cash flows of other businesses could cause us to record additional impairment charges in future periods, which may be material.
Customer relationships, proprietary technology and patents and other intangible assets are amortized over weighted average lives of approximately 12.6 years, 12.9 years and 6.0 years, respectively. Indefinite-lived intangibles primarily consist of brands and trademarks.

Amortization expense related to intangible assets for 2020, 2019 and 2018 was $20.4, $20.8 and $17.6, respectively. Estimated amortization expense for each of the five succeeding years is as follows:

2021	19.0
2022	16.2
2023	14.5
2024	9.0
2025	7.9
Thereafter	23.0
NOTE 13
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	2020	2019
Compensation and other employee-related benefits	$137.3	$145.4
Asbestos-related liability	91.4	86.0
Contract liabilities and other customer-related liabilities	73.7	74.6
Accrued income taxes and other tax-related liabilities	36.9	27.0
Accrued warranty costs	23.1	18.5
Operating lease liabilities	19.8	19.9
Environmental and other legal matters	19.1	17.9
Accrued restructuring costs	19.1	7.5
Other	37.0	34.0
Accrued and other current liabilities	$457.4	$430.8
Operating lease liabilities	$72.4	$76.0
Environmental liabilities	50.1	55.8
Compensation and other employee-related benefits	29.4	32.4
Non-current maturities of long-term debt	13.0	12.9
Deferred income taxes and other tax-related liabilities	11.9	24.0
Other	33.8	33.6
Other non-current liabilities	$210.6	$234.7

NOTE 14
LEASES
The Company’s lease portfolio primarily relates to real estate, which may be used for manufacturing or non-manufacturing purposes, and contains lease terms generally ranging between one and 18 years. Our lease portfolio also includes vehicles and equipment. Substantially all of our leases are classified as operating leases. Short-term lease costs, variable lease costs, and sublease income are not considered material. Operating lease costs were $25.0, $25.1, and $25.1 for the year ended December 31, 2020, 2019 and 2018, respectively.
Future operating lease payments under non-cancellable operating leases with an initial term in excess of 12 months as of December 31, 2020 are shown below.

2021	$21.7
2022	19.3
2023	14.7
2024	10.6
2025	8.5
Thereafter	26.3
Total future lease payments	101.1
Less: amount of lease payments representing interest	8.9
Present value of future lease payments	$92.2

Short-term lease liability	$19.8
Long-term lease liability	72.4
Present value of future lease payments	$92.2
Our lease portfolio has a weighted average remaining lease term of 6.4 years, and the weighted average discount rate is 2.6%. During the year ended December 31, 2020, we recognized non-cash right-of-use assets of $28.0 for new leases entered into during the period, including our new corporate headquarters in Stamford, CT. Additionally, in the fourth quarter of 2020 we terminated a lease in Basingstoke, United Kingdom, resulting in a reduction in our right-of-use asset and liability of $13.2. Operating cash outflows from operating leases during the year ended December 31, 2020 were $22.6.
NOTE 15
DEBT

	2020	2019
Commercial paper	$104.3	$84.2
Current maturities of long-term debt	2.5	2.3
Commercial paper and current maturities of long-term debt	106.8	86.5
Non-current maturities of long-term debt	13.0	12.9
Total debt	$119.8	$99.4
Commercial Paper
Commercial paper outstanding as of December 31, 2020 and 2019 was issued entirely through the Company's euro program and had an associated weighted average interest rate of (0.06)% and 0.05%, respectively. The outstanding commercial paper for both periods had maturity terms less than three months from the date of issuance.
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
At our election, the interest rate per annum applicable to the competitive advances will be obtained from bids in accordance with competitive auction procedures. At our election, interest rate per annum applicable to the revolving loans will be based on either (i) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin or (ii) a fluctuating rate of interest determined by reference to the greatest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1% or (c) the 1-month LIBOR rate, adjusted for statutory reserve requirements, plus 1%, in each case, plus an applicable margin. As of December 31, 2020 and 2019, we had no outstanding obligations under the credit facility.
The credit facility contains customary affirmative and negative covenants that, among other things, will limit or restrict our ability to: incur additional debt or issue guarantees; create liens; enter into certain sale and lease-back transactions; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. Additionally, the Revolving Credit Agreement requires us not to permit the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (leverage ratio) to exceed 3.00 to 1.00 at any time, or the ratio of consolidated EBITDA to consolidated interest expense (interest coverage ratio) to be less than 3.00 to 1.00. At December 31, 2020, our leverage ratio and interest coverage ratio were within the prescribed thresholds. In the event of a ratings downgrade of the Company to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the Revolving Credit Agreement.
On April 29, 2020, we entered into two 364-day term revolving credit agreements totaling $200 (the Incremental Revolving Credit Agreements) which provide the Company with additional liquidity in excess of the Revolving Credit Agreement. Borrowings are available in U.S. dollars and the interest rate per annum is based on the LIBOR rate, adjusted for statutory reserve requirements, plus a margin of up to 1.55%. The Incremental Revolving Credit Agreements are subject to fees of up to 0.35% per annum. The fees and margin are subject to adjustment should the Company’s credit ratings change. All other key provisions of the Incremental Revolving Credit Agreements mirror those of the Revolving Credit Agreement described above, including all covenants. In addition, the Incremental Revolving Credit Agreements did not violate any negative covenants associated with the existing Revolving Credit Agreement. There were no outstanding borrowings under the Incremental Revolving Credit Agreements as of December 31, 2020.
Long-term Debt
Our long-term debt is specific to outstanding Italian government loans maturing in June 2027. These loans carry a weighted average fixed interest rate of 0.71% and require annual principal and interest payments of approximately $2.5 through maturity. The non-current portion of long-term debt is presented within other non-current liabilities in our Consolidated Balance Sheets.
NOTE 16
POSTRETIREMENT BENEFIT PLANS
Defined Contribution Plans
Substantially all of ITT’s U.S. and certain international employees are eligible to participate in a defined contribution plan. ITT sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Certain plans require us to match a portion of the employee contributions. Company contributions charged to expense amounted to $10.6, $17.6 and $17.1 for 2020, 2019 and 2018, respectively. Contributions during 2020 were impacted by a suspension of select 401(k) benefits for certain U.S. participants as a cost reduction measure in response to the COVID-19 pandemic.
The ITT Stock Fund, an investment option in our U.S. based defined contribution plan, is considered an employee stock ownership plan and, as a result, participants in the ITT Stock Fund may receive dividends in cash or may reinvest such dividends into the ITT Stock Fund. The ITT Stock Fund held approximately 0.1 shares of ITT common stock at December 31, 2020.

Defined Benefit Plans
In the fourth quarter of 2020, the Company terminated its U.S. qualified pension plan and transferred its liabilities to an insurance company. Refer to "U.S. Qualified Pension Plan Termination" below for further information. ITT sponsors a number of defined benefit pension plans, primarily outside of the U.S., which have approximately 900 active participants. As of December 31, 2020, international pension plans represented 88% of our total projected benefit obligation. There is one remaining U.S. pension plan, which is frozen to new participants. International plan benefits are primarily determined based on participant years of service, future compensation, and age at retirement or termination.
ITT also provides health care and life insurance benefits for eligible U.S. employees upon retirement. In some cases, the plan is still open to certain union employees, but for the majority of our businesses these plans are closed to new participants. The majority of the liability pertains to retirees with postretirement medical insurance.
U.S. Qualified Pension Plan Termination
In the fourth quarter of 2020, the Company terminated its U.S. qualified pension plan by purchasing a group annuity contract from MassMutual Life Insurance Company (MassMutual), which fully assumed the responsibility for paying and administering pension benefits to approximately five thousand plan participants and their beneficiaries. MassMutual is a highly rated Fortune 100 insurance company that has a long history of efficiently providing and administering pension benefits. In connection with the plan termination, the Company settled all future obligations under the plan by providing lump sum payments to eligible participants who elected to receive them, and by transferring the remaining projected benefit obligation to the insurance company. The termination was funded with plan assets of approximately $320 and cash of $8.4. Consequently, in the fourth quarter of 2020, the Company recognized a settlement charge of $136.9 within non-operating expenses, which primarily represents the acceleration of deferred charges previously included within accumulated other comprehensive loss and derecognition of the net assets of the plan.
Balance Sheet Information
The following table provides a summary of the funded status of our postretirement benefit plans and the presentation of the funded status within our Consolidated Balance Sheet as of December 31, 2020 and 2019.

	2020			2019
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Fair value of plan assets	$0.5	$—	$0.5	$320.5	$1.3	$321.8
Projected benefit obligation	124.5	118.3	242.8	408.8	116.6	525.4
Funded status	$(124.0)	$(118.3)	$(242.3)	$(88.3)	$(115.3)	$(203.6)
Amounts reported within:
Non-current assets	$0.2	$—	$0.2	$24.5	$—	$24.5
Accrued liabilities	(5.8)	(9.2)	(15.0)	(4.9)	(9.3)	(14.2)
Non-current liabilities	(118.4)	(109.1)	(227.5)	(107.9)	(106.0)	(213.9)
A portion of our projected benefit obligation includes amounts that have not yet been recognized as expense in our results of operations. Such amounts are recorded within accumulated other comprehensive loss until they are amortized as a component of net periodic postretirement cost. The following table provides a summary of amounts recorded within accumulated other comprehensive loss at December 31, 2020 and 2019.

	2020			2019
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net actuarial loss	$40.9	$39.2	$80.1	$143.4	$37.8	$181.2
Prior service cost (benefit)	0.4	(27.1)	(26.7)	0.4	(32.2)	(31.8)
Total	$41.3	$12.1	$53.4	$143.8	$5.6	$149.4

The following tables provide a rollforward of the benefit obligation, plan assets and funded status for our U.S. and international pension plans and our other employee-related defined benefit plans for the years ended December 31, 2020 and 2019.

	2020				2019
	U.S. Pension	Int’l Pension	Other Benefits	Total	U.S. Pension	Int’l Pension	Other Benefits	Total
Change in benefit obligation
Benefit obligation – January 1	$310.4	$98.4	$116.6	$525.4	$291.8	$89.4	$118.6	$499.8
Service cost	—	1.5	0.8	2.3	0.2	1.2	0.7	2.1
Interest cost	6.9	1.0	2.8	10.7	11.1	1.5	4.0	16.6
Amendments	—	—	—	—	—	—	1.7	1.7
Actuarial loss(a)	45.0	3.3	4.0	52.3	31.0	10.4	3.6	45.0
Benefits paid	(18.9)	(3.6)	(5.9)	(28.4)	(23.7)	(3.0)	(12.0)	(38.7)
Acquired	—	—	—	—	—	0.5	—	0.5
Settlement	(327.9)	(0.6)	—	(328.5)	—	—	—	—
Foreign currency translation	—	9.0	—	9.0	—	(1.6)	—	(1.6)
Benefit obligation – December 31	$15.5	$109.0	$118.3	$242.8	$310.4	$98.4	$116.6	$525.4
(a)In 2020, the actuarial loss is primarily due to a decrease in discount rates in addition to the annuity premium in connection with the U.S. qualified pension plan termination. In 2019, the actuarial loss was primarily due to a reduction in the discount rate used to measure the benefit obligations.

	2020				2019
	U.S. Pension	Int’l Pension	Other Benefits	Total	U.S. Pension	Int’l Pension	Other Benefits	Total
Change in plan assets
Plan assets – January 1	$319.9	$0.6	$1.3	$321.8	$277.8	$0.6	$2.9	$281.3
Actual return on plan assets	20.0	—	—	20.0	57.7	—	0.4	58.1
Employer contributions	9.3	4.1	4.6	18.0	9.9	3.0	10.0	22.9
Benefits and expenses paid	(21.3)	(3.6)	(5.9)	(30.8)	(25.5)	(3.0)	(12.0)	(40.5)
Settlement	(327.9)	(0.6)	—	(328.5)	—	—	—	—
Plan assets – December 31	$—	$0.5	$—	$0.5	$319.9	$0.6	$1.3	$321.8
Funded status at end of year	$(15.5)	$(108.5)	$(118.3)	$(242.3)	$9.5	$(97.8)	$(115.3)	$(203.6)
The accumulated benefit obligation for all defined benefit pension plans was $121.6 and $406.3 at December 31, 2020 and 2019, respectively. Information for pension plans with an accumulated benefit obligation in excess of plan assets is included in the following table.

	2020	2019
Projected benefit obligation	$124.2	$112.8
Accumulated benefit obligation	121.3	110.3
Fair value of plan assets	—	—

Statements of Operations Information
The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss for each of the years ended December 31, 2020, 2019 and 2018 as they pertain to our defined benefit pension plans.

	2020			2019			2018
	U.S. Pension	Int’l Pension	Total	U.S. Pension	Int’l Pension	Total	U.S. Pension	Int’l Pension	Total
Net periodic postretirement cost - pension
Service cost	$—	$1.5	$1.5	$0.2	$1.2	$1.4	$0.4	$1.3	$1.7
Interest cost	6.9	1.0	7.9	11.1	1.5	12.6	10.1	1.4	11.5
Expected return on plan assets	(7.2)	—	(7.2)	(14.8)	—	(14.8)	(15.8)	—	(15.8)
Amortization of net actuarial loss	4.8	1.5	6.3	4.3	0.8	5.1	4.9	0.9	5.8
Amortization of prior service cost	—	—	—	0.7	—	0.7	0.9	—	0.9
Net periodic postretirement cost	4.5	4.0	8.5	1.5	3.5	5.0	0.5	3.6	4.1
Settlement charges	136.9	0.1	137.0	—	—	—	1.7	—	1.7
Total net periodic postretirement cost	141.4	4.1	145.5	1.5	3.5	5.0	2.2	3.6	5.8
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	34.7	3.2	37.9	(10.2)	10.3	0.1	15.4	0.8	16.2
Prior service cost	—	—	—	—	—	—	—	(0.1)	(0.1)
Amortization of net actuarial loss	(141.7)	(1.6)	(143.3)	(4.3)	(0.8)	(5.1)	(6.6)	(0.9)	(7.5)
Amortization of prior service cost	—	—	—	(0.7)	—	(0.7)	(0.9)	—	(0.9)
Foreign currency translation	—	2.9	2.9	—	(0.3)	(0.3)	—	(1.0)	(1.0)
Total change recognized in other comprehensive income	(107.0)	4.5	(102.5)	(15.2)	9.2	(6.0)	7.9	(1.2)	6.7
Total impact from net periodic postretirement cost and changes in other comprehensive income	$34.4	$8.6	$43.0	$(13.7)	$12.7	$(1.0)	$10.1	$2.4	$12.5
In 2020, the Company recorded a settlement charge of $136.9 related to the termination and sale of the U.S. qualified pension plan. In 2018, we recorded a settlement charge of $1.7 related to retiree lump sum pension payments in our Industrial Process segment.
The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss for each of the years ended December 31, 2020, 2019 and 2018 as they pertain to other employee-related defined benefit plans.

	2020	2019	2018
Net periodic postretirement cost - other postretirement
Service cost	$0.8	$0.7	$0.9
Interest cost	2.8	4.0	4.5
Expected return on plan assets	—	(0.2)	(0.1)
Amortization of net actuarial loss	2.6	2.3	4.0
Amortization of prior service credit	(5.1)	(5.1)	(5.3)
Total net periodic postretirement cost	1.1	1.7	4.0
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	3.9	3.4	(15.6)
Prior service cost	—	1.7	—
Amortization of net actuarial loss	(2.6)	(2.3)	(4.0)
Amortization of prior service credit	5.1	5.1	5.3
Total changes recognized in other comprehensive income	6.4	7.9	(14.3)
Total impact from net periodic postretirement cost and changes in other comprehensive income	$7.5	$9.6	$(10.3)

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

	2020			2019
	U.S. Pension	Int’l Pension	Other Benefits	U.S. Pension	Int’l Pension	Other Benefits
Obligation Assumptions:
Discount rate	2.4%	0.7%	2.4%	3.2%	1.0%	3.2%
Rate of future compensation increase	N/A	2.9%	N/A	N/A	3.0%	N/A
Cost Assumptions:
Discount rate	3.2%	1.0%	3.2%	4.3%	1.7%	4.3%
Expected return on plan assets	4.0%	1.0%	6.0%	6.0%	1.0%	6.0%
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
The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 6.5% for pre-age 65 retirees and 5.8% for post-age 65 retirees for 2021, decreasing ratably to 4.5% in 2028. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future working life or life expectancy of the plan participants.
The expected long-term rate of return on assets reflects the expected returns for each major asset class in which the plans invest, the weight of each asset class in the target mix, the correlations among asset classes, and their expected volatilities. Our expected return on plan assets is estimated by evaluating both historical returns and estimates of future returns based on our target asset allocation. Specifically, we estimate future returns based on independent estimates of asset class returns weighted by the target investment allocation. The expected return on plan assets was reduced in 2020 based on an update to the asset allocation as of December 31, 2019 to reduce risk pursuant to the expected plan termination.

Fair Value of Plan Assets
In measuring plan assets at fair value, a fair value hierarchy is applied which categorizes and prioritizes the inputs used to estimate fair value into three levels. The fair value hierarchy is based on maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. Classification within the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement. The three levels of the fair value hierarchy are defined as follows:
•Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2 inputs are other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices (in non-active markets or in active markets for similar assets or liabilities), inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3 inputs are unobservable inputs for the assets or liabilities.
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
As of December 31, 2020, our plan assets were not considered material. The following table provides the investments at fair value held by our postretirement benefit plans at December 31, 2019, by asset class.

	Pension			Other Benefits
	Level 1	Measured at NAV	Total	Level 1
Fixed income - collective trusts	$—	$238.8	$238.8	$—
Mutual funds	—	—	—	1.3
Cash and other	81.7	—	81.7	—
Total	$81.7	$238.8	$320.5	$1.3
Contributions
While we make contributions to our postretirement benefit plans when considered necessary or advantageous to do so, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. Funding requirements under IRS rules are a major consideration in making contributions to our defined benefit pension plans in the U.S. In addition, we fund certain of our international pension plans in countries where funding is allowable and tax-efficient. During 2020 and 2019, we contributed $13.4 and $12.9, respectively, to our global pension plans which includes $8.4 associated with the termination of our U.S. qualified plan in 2020 and a discretionary contribution to our U.S. qualified pension plan of $9.0 in 2019. We anticipate making contributions to our global pension plans of approximately $6 during 2021.
We contributed $4.6 and $10.0 to our other employee-related defined benefit plans during 2020 and 2019, respectively. We estimate that the 2021 contributions to our other employee-related defined benefit plans will be approximately $9.
Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our pension and other employee-related benefit plans.

	U.S. Pension	Int’l Pension	Other Benefits
2021	$0.9	$4.8	$9.3
2022	0.9	3.8	8.8
2023	0.9	4.0	8.4
2024	0.9	4.2	8.1
2025	0.9	3.8	7.7
2026 - 2030	4.4	20.3	33.5

NOTE 17
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
The 2011 Omnibus Incentive Plan (2011 Incentive Plan) was approved by shareholders and established in May of 2011 to provide for the awarding of options on common shares and full value restricted common shares or units to employees and non-employee directors. As of December 31, 2020, 37.2 shares were available for future grants under the 2011 Incentive Plan. The Company makes shares available for the exercise of stock options or vesting of restricted shares or units by purchasing shares in the open market.
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
LTIP costs are primarily recorded within general and administrative expenses, at fair value over the requisite service period (typically three years) on a straight-line basis and are reduced by forfeitures as they occur. These costs impacted our consolidated results of operations as follows:

	2020	2019	2018
Equity-based awards	$13.4	$15.7	$21.6
Liability-based awards	0.8	2.8	1.5
Total share-based compensation expense	$14.2	$18.5	$23.1
As of December 31, 2020, there was $16.8 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 1.8 years. Additionally, unrecognized compensation cost related to liability-based awards was $1.3, which is expected to be recognized ratably over a weighted-average period of 2.0 years.
Non-Qualified Stock Options
NQOs generally vest over or at the conclusion of a 3-year period and are exercisable over 10 years, except in certain instances of death, retirement or disability. The weighted average exercise price per share is the fair market value of the underlying common stock on the date each option is granted.
A summary of activity related to our NQOs as of December 31, 2020, 2019 and 2018 is presented below.

	2020		2019		2018
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding – January 1	0.3	$33.55	0.7	$35.04	0.9	$34.07
Exercised	(0.1)	35.37	(0.4)	36.08	(0.2)	30.52
Outstanding – December 31	0.2	$32.22	0.3	$33.55	0.7	$35.04
Options exercisable – December 31	0.2	$32.22	0.3	$33.55	0.5	$36.04
The aggregate intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) as of December 31, 2020, 2019 and 2018 was $4.1, $11.1 and $4.5, respectively.
The amount of cash received from the exercise of stock options was $4.3, $14.9 and $5.8 for 2020, 2019 and 2018, respectively. The income tax benefit realized during 2020, 2019 and 2018 associated with exercised stock options and vested restricted stock was $4.1, $6.5 and $3.0, respectively. Excess tax benefits arising from exercised stock options and vested restricted stock were $3.0, $4.6 and $2.2 for 2020, 2019 and 2018, respectively.

The following table summarizes information about our outstanding and exercisable stock options at December 31, 2020.

Exercise Prices	Number of shares	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$19.97 - $26.76	0.1	1.6	$3.7
$33.01 - $43.52	0.1	4.4	3.7
	0.2	3.2	$7.4
As of December 31, 2020, there were no options "out-of-the-money" and all options outstanding were fully vested. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on ITT’s closing stock price of $77.02 as of December 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. There were no NQOs granted in 2020, 2019 or 2018.
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
For PSUs, the fair value of the ROIC award is based on the closing price of ITT common stock on the date of grant less the present value of expected dividend payments during the vesting period. For ROIC awards granted in 2020, a dividend yield of 1.11% was assumed based on ITT's annualized dividend payment of $0.676 per share and the March 4, 2020 closing stock price of $61.17. The fair value of the ROIC award is fixed on the grant date; however, a probability assessment is performed each reporting period to estimate the likelihood of achieving the ROIC targets and the amount of compensation to be recognized.
The fair value of the TSR award is measured using a Monte Carlo simulation on the date of grant, measuring potential total shareholder return for ITT relative to the other companies in the S&P 400 Capital Goods Index (the TSR Performance Group). The expected volatility of ITT's stock price is based on the historical volatility of a peer group while expected volatility for the other companies in the TSR Performance Group is based on their own stock price history. For TSR awards granted in 2020, all volatility and correlation measures were based on three years of daily historical price data through March 4, 2020, corresponding to the three-year performance period of the award. As the grant date occurs after the beginning of the performance period, actual TSR performance between the beginning of the performance period (December average closing stock price) and the grant date was reflected in the valuation. For TSR awards granted in 2020, a dividend yield of 1.11% was assumed based on ITT's annualized dividend payment of $0.676 per share and the March 4, 2020 closing stock price of $61.17.

The table below provides a rollforward of outstanding RSUs and PSUs for each of the years ended December 31, 2020, 2019 and 2018.

	2020		2019		2018
Restricted Stock and Performance Units	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding – January 1	1.0	$51.24	1.2	$42.94	1.2	$38.74
Granted	0.3	61.13	0.3	60.91	0.4	54.79
Performance adjustment(a)	0.1	57.88	0.1	44.87	—	—
Vested and issued	(0.5)	44.86	(0.6)	38.03	(0.3)	41.09
Forfeited	(0.1)	59.50	—	—	(0.1)	42.55
Outstanding – December 31	0.8	$59.25	1.0	$51.24	1.2	$42.94
Vested pending issuance	0.2	$57.88	0.2	$44.87	0.2	$33.27
(a)Represents an adjustment for performance results achieved related to outstanding PSU shares that vested during the period and are pending issuance.
The table below provides the number of the outstanding shares by award type as of December 31, 2020, 2019 and 2018. Cash-settled PSUs outstanding are not material.

	2020	2019	2018
Equity-settled RSUs	0.4	0.5	0.7
Cash-settled RSUs	—	0.1	0.1
Equity-settled PSUs	0.4	0.4	0.4
As of December 31, 2020, substantially all RSUs outstanding are expected to vest. As of December 31, 2020, the total number of PSUs expected to vest based on current performance estimates, including those vested but pending issuance, was 0.4.
NOTE 18
CAPITAL STOCK
ITT has authority to issue an aggregate of 300 shares of capital stock, of which 250 shares have been designated as Common Stock having a par value of $1 per share and 50 shares have been designated as Preferred Stock not having any par or stated value. There was no Preferred Stock outstanding as of December 31, 2020 and 2019.
The holders of ITT common stock are entitled to receive dividends when and as declared by ITT’s Board of Directors. Dividends are paid quarterly. Dividends declared were $0.676, $0.588 and $0.536 per common share in 2020, 2019, and 2018, respectively.
On October 27, 2006, our Board of Directors approved a three-year $1 billion share repurchase program (the 2006 Plan), which it modified in 2008 to make the term indefinite. On October 30, 2019, the Board of Directors approved a new indefinite term $500 share repurchase program (the 2019 Plan). During the first quarter of 2020, we completed the 2006 Plan and commenced repurchases under the 2019 Plan. During 2020, 2019, and 2018, we repurchased and retired 1.7 shares, 0.5 shares, and 1.0 shares of common stock for $73.2, $28.7 and $50.0, respectively, including 1.5 shares and $61.9 in 2020 under the 2006 Plan. Through December 31, 2020, we had repurchased 24.5 shares for $1,011.0, including commissions, under these programs.
Separate from the share repurchase program, the Company repurchased 0.2 shares, 0.3 shares, and 0.1 shares for an aggregate price of $11.0, $12.7, and $6.1, during 2020, 2019 and 2018, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs.

NOTE 19
ACCUMULATED OTHER COMPREHENSIVE LOSS

	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
As of December 31, 2017	$(137.6)	$(210.6)	$(348.2)
Net change during period	6.0	(33.3)	(27.3)
As of December 31, 2018	(131.6)	(243.9)	(375.5)
Net change during period	(1.7)	(8.1)	(9.8)
As of December 31, 2019	(133.3)	(252.0)	(385.3)
Net change during period	77.4	28.5	105.9
As of December 31, 2020	$(55.9)	$(223.5)	$(279.4)

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
Asbestos Matters
Subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of December 31, 2020, there were approximately 25 thousand pending claims against ITT subsidiaries, including Goulds Pumps LLC, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

(in thousands)	2020	2019	2018
Pending claims – Beginning	24	24	26
New claims	4	4	4
Settlements	(1)	(1)	(1)
Dismissals	(2)	(3)	(5)
Pending claims – Ending	25	24	24
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
•Recent favorable developments in our insurance coverage litigation, including a stipulation filed with the court in the third quarter of 2020, upon which we subsequently entered into a coverage-in-place agreement with a group of insurers regarding the remaining available and solvent limits of a significant coverage block, and our experience with insurance settlements, have provided additional certainty with respect to the availability of insurance to reimburse us for certain asbestos-related expenses and the overall net exposure of the Company.
Overall, we believe there is greater predictability of outcomes from insurance settlements and stability of underlying inputs used in calculating the gross liability. As a result, we believe the uncertainty in calculating the net liability has been reduced and we now have sufficient reliability to transition to a full time horizon. Consequently, in the third quarter of 2020, we increased our estimated undiscounted asbestos liability, including legal fees, by $155.7. As of December 31, 2020, the liability for pending claims and claims estimated to be filed through 2052 was $932.0. The asbestos liability has not been discounted to present value as the timing of future cash flows may vary.
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
The Company has negotiated with certain of its insurers to reimburse the Company for a portion of its indemnity and defense costs through "coverage-in-place" agreements or policy buyout agreements. The agreements are designed to facilitate the collection of the Company’s insurance portfolio, to mitigate issues that insurers may raise regarding their responsibility to respond to claims, and to promote an orderly exhaustion of the policies. As of December 31, 2020, approximately 76% of our recorded asbestos-related asset was related to coverage-in-place agreements and buyout agreements with insurers.
As a result of the annual remeasurement, during the third quarter of 2020, we increased the asbestos-related asset by $19.8, representing additional recoveries due to the increase in the estimated liability for certain claims. In the fourth quarter, we increased our asbestos-related asset by an additional $52.1 based on a settlement agreement with a group of insurers as described below. After reviewing our portfolio of insurance policies, with consideration given to applicable deductibles, retentions and policy limits, the solvency and historical payment experience of various insurance carriers, existing insurance settlements, and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, we believe that our recorded receivable for insurance recoveries is probable of collection.
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
Settlement Agreements
The Company periodically enters into settlement agreements with insurers to settle responsibility for insurance claims. Under the terms of the settlements, the insurers agree to a payment or specified series of payments to a Qualified Settlement Fund for past costs and/or agree to provide coverage for certain future asbestos claims on specified terms and conditions. In March 2020, we finalized a settlement agreement with a group of insurers to settle responsibility for claims under certain insurance policies for a lump sum payment of $66.4, resulting in a benefit of $52.5. During June 2020, we entered into a settlement agreement with an insurer accelerating payments previously included in a buyout agreement, resulting in a loss of $4.2. In December 2020, ITT entered into a coverage-in-place agreement with a group of insurers resulting in a benefit of $52.1.

Asbestos-Related Costs (Benefit), Net
The table below summarizes the total net asbestos-related charge for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Asbestos provision, net(a)	$30.8	$47.9	$53.8
Asbestos remeasurement, net(b)	135.9	(68.1)	10.0
Settlement agreements and other	(100.4)	—	(58.9)
Asbestos-related costs (benefit), net	$66.3	$(20.2)	$4.9
Changes in Financial Position
The following table provides a rollforward of the estimated asbestos liability and related assets for the years ended December 31, 2020 and 2019.

	2020			2019
	Liability	Asset	Net	Liability	Asset	Net
Balance as of January 1	$817.6	$386.8	$430.8	$849.3	$376.7	$472.6
Asbestos provision(a)	37.1	6.3	30.8	59.4	11.5	47.9
Asbestos remeasurement(b)	155.7	19.8	135.9	(4.5)	63.6	(68.1)
Settlement agreements	—	100.4	(100.4)	—	—	—
Net cash activity and other(a)	(78.4)	(68.6)	(9.8)	(86.6)	(65.0)	(21.6)
Balance as of December 31	$932.0	$444.7	487.3	$817.6	$386.8	$430.8
Current portion	91.4	91.0		86.0	67.2
Noncurrent portion	840.6	353.7		731.6	319.6
(a)Includes certain administrative costs such as legal-related costs for insurance asset recoveries. The asbestos provision includes amounts to maintain a rolling 10-year provision prior to the transition in the third quarter of 2020 to full horizon.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The following table provides a rollforward of the estimated current and long-term environmental liability for the years ended December 31, 2020 and 2019.

	2020	2019
Balance as of January 1	$61.9	$66.8
Changes in estimates for pre-existing accruals:
Continuing operations	1.4	0.4
Discontinued operations	(1.5)	0.1
Net cash activity	(3.7)	(5.4)
Foreign currency	0.2	—
Balance as of December 31	$58.3	$61.9

Environmental-related assets, including a qualified settlement fund (QSF) and estimated recoveries from insurance providers and other third parties, were $18.6 and $22.2 as of December 31, 2020 and 2019, respectively.
In 2020, the environmental QSF was amended to cover remediation activities for additional sites. Prior to this amendment, there was $7.2 of deferred income representing the excess of assets in the QSF over the probable liabilities associated with the previously covered sites. As a result of the amendment, we recognized income of $7.2, including $1.3 related to discontinued operations.
The following table illustrates the reasonably possible high range of estimated liability, and number of active sites for environmental matters.

	2020	2019
High end range	$97.6	$108.4
Number of active environmental investigation and remediation sites	27	28
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
Guarantees
We have $150.5 of guarantees, letters of credit and similar arrangements outstanding at December 31, 2020, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2020 as the likelihood of nonperformance by ITT is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our financial statements.

Warranties
ITT warrants numerous products, the terms of which vary widely. In general, ITT warrants its products against defect and specific non-performance. In certain markets, such as automotive, aerospace and rail, liability for product defects could extend beyond the selling price of the product and could be significant if the defect interrupts production or results in a recall. The table included below provides changes in the warranty accrual for December 31, 2020 and 2019.

	2020	2019
Warranty accrual – January 1	$20.5	$17.3
Warranty expense	12.3	10.5
Payments	(8.2)	(8.5)
Foreign currency and other	0.8	1.2
Warranty accrual – December 31	$25.4	$20.5
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
Allocations of Purchase Price

	Rheinhütte	Matrix
Cash	$4.7	$0.5
Receivables	12.1	1.1
Inventory	15.2	1.8
Plant, property and equipment	19.9	2.9
Goodwill	37.6	14.3
Other intangible assets	15.2	8.5
Other assets	3.8	1.9
Accounts payable and accrued liabilities	(6.7)	(2.0)
Other liabilities	(5.3)	(2.7)
Net assets acquired	$96.5	$26.3
Pro forma results of operations have not been presented because the acquisitions were not deemed material as of the acquisition dates.

SUPPLEMENTAL FINANCIAL DATA
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2020 Quarters				2019 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenue	$708.6	$591.2	$514.7	$663.3	$719.9	$711.9	$719.9	$695.5
Gross profit	218.6	190.6	163.6	209.4	228.0	231.3	232.0	218.8
(Loss) income from continuing operations attributable to ITT Inc.	(13.6)	(48.0)	46.4	83.7	66.5	118.7	66.9	71.3
Income (loss) from discontinued operations	0.1	1.2	1.6	1.1	1.9	(0.1)	(0.1)	—
Net (loss) income attributable to ITT Inc.	(13.5)	(46.8)	48.0	84.8	68.4	118.6	66.8	71.3
Basic (loss) earnings per share attributable to ITT Inc.:
Continuing operations	$(0.16)	$(0.55)	$0.54	$0.96	$0.76	$1.35	$0.76	$0.81
Discontinued operations	—	0.01	0.02	0.01	0.02	—	—	—
Net income	$(0.16)	$(0.54)	$0.56	$0.97	$0.78	$1.35	$0.76	$0.81
Diluted (loss) earnings per share attributable to ITT Inc.:
Continuing operations	$(0.16)	$(0.55)	$0.53	$0.95	$0.75	$1.34	$0.75	$0.80
Discontinued operations	—	0.01	0.02	0.01	0.02	—	—	—
Net income	$(0.16)	$(0.54)	$0.55	$0.96	$0.77	$1.34	$0.75	$0.80

EXHIBIT INDEX

Exhibit Number	Description
3.1	ITT Inc.’s Amended and Restated Articles of Incorporation, effective as of May 25, 2018 (Incorporated by reference to Exhibit 3.1 of ITT Inc.’s Form 8-K dated May 25, 2018 (File No. 001-05672)
3.2	Amended and Restated By-laws of ITT Inc., effective as of May 25, 2018 Incorporated by reference to Exhibit 3.2 of ITT Inc.’s Form 8-K dated May 25, 2018 (File No. 001-05672)
4.1	Description of Registrant's Securities Incorporated by reference to Exhibit 4.1 of ITT Inc.’s Form 10-K for the year ended December 31, 2019 (File No. 001-05672).
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

10.12
Third Amendment to Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of November 5, 2019, among ITT Inc. and the lenders party thereto
Incorporated by reference to Exhibit 10.12 of ITT Inc.’s Form 10-K for the year ended December 31, 2019 (File No. 001-05672).

10.13
Credit Agreement, dated as of April 29, 2020, between ITT Inc. and U.S. Bank National Association
Incorporated by reference to Exhibit 10.5 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2020 (File No. 001-05672)

10.14
Credit Agreement, dated as of April 29, 2020, between ITT Inc. and BNP Paribus
Incorporated by reference to Exhibit 10.6 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2020 (File No. 001-05672)

10.15	Indenture between ITT Corporation and Union Bank N.A., as Trustee dated May 1, 2009 Incorporated by reference to Exhibit 4.3 of ITT Inc.’s Form S-3 dated September 18, 2015 (File No. 001-05672).

Exhibit Number	Description
10.16
First Supplemental Indenture, dated as of May 16, 2016, between ITT Corporation, ITT Inc. and MUFG Union Bank, N.A. as Trustee
Incorporated by reference to Exhibit 4.2 of ITT Inc.’s Post-Effective Amendment No.1 to Registration Statement on Form S-3 dated May 16, 2016 (File No. 333-207006).

10.17*
ITT Annual Incentive Plan for Executive Officers, amended and restated as of May 16, 2016
Incorporated by reference to Exhibit 10.5 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2016 (File No. 001-05672).

10.18*	ITT Retirement Savings Plan (amended and restated effective January 1, 2020)
10.19*	ITT Supplemental Retirement Savings Plan, amended and restated as of May 2, 2020
10.20*
ITT Senior Executive Severance Pay Plan, amended and restated as of June 17, 2019
Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2019 (File No. 001-05672).

10.21*
ITT Senior Executive Change in Control Severance Pay Plan, amended and restated as of June 17, 2019
Incorporated by reference to Exhibit 10.3 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2019 (File No. 001-05672).

10.22*
ITT Change in Control Severance Plan, amended and restated as of May 16, 2016
Incorporated by reference to Exhibit 10.10 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2016 (File No. 001-05672).

10.23*	ITT Deferred Compensation Plan, as amended and restated as of May 16, 2016 Incorporated by reference to Exhibit 10.4 of ITT Inc.’s Form 8-K dated May 16, 2016 (File No. 001-05672).
10.24*
ITT Deferred Compensation Plan for Non-Employee Directors, amended and restated as of December 31, 2019
Incorporated by reference to Exhibit 10.4 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2020 (File No. 001-05672).

10.25*	Non-Employee Director Compensation Summary Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2019 (File No. 001-05672).
10.26*	2011 Omnibus Incentive Plan Incorporated by reference to Exhibit 4.3 of ITT Inc.’s Registration Statement on Form S-8 as filed on October 28, 2011 (File No. 001-05672).
10.27*
ITT 2003 Equity Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) and previously known as ITT Industries, Inc. 2003 Equity Incentive Plan
Incorporated by reference to Exhibit 10.5 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2008 (File No. 001-05672).

10.28*	Omnibus Amendment to Long-Term Incentive Plans, dated as of May 16, 2016 Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Current Report on Form 8-K dated May 16, 2016 (File No. 001-05672).
10.29*
Amendment to the ITT Consolidated Hourly Pension Plan, dated as of February 19, 2020
Incorporated by reference to Exhibit 10.3 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2020 (File No. 001-05672).

10.30*	Consulting Agreement between Thomas Scalera and ITT Inc. Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended September 30, 2020 (File No. 001-05672).
10.31*	Form of 2020 Performance Unit Award Agreement Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2020 (File No. 001-05672).
10.32*	Form of 2020 Restricted Stock Unit Award Agreement Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2020 (File No. 001-05672).
10.33*	Form of 2019 Performance Unit Award Agreement Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2019 (File No. 001-05672).
10.34*	Form of 2019 Restricted Stock Unit Award Agreement Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2019 (File No. 001-05672).
10.35*	Form of 2018 Performance Unit Award Agreement Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2018 (File No. 001-05672).

Exhibit Number	Description
10.36*	Form of 2018 Restricted Stock Unit Award Agreement Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2018 (File No. 001-05672).
10.37	Form of ITT Inc. Indemnification Agreement with its directors and officers Incorporated by reference to Exhibit 10.5 to ITT Inc.’s Form 8-K dated May 16, 2016 (File No. 001-05672).
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from ITT Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL ( inline Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to the Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*    Management compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Inc. (Registrant)
By:	/S/ JOHN CAPELA
John Capela Vice President and Chief Accounting Officer (Principal Accounting Officer)
February 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ LUCA SAVI	Chief Executive Officer, President and Director	February 19, 2021
Luca Savi (Principal Executive Officer)

/S/ EMMANUEL CAPRAIS	Senior Vice President and Chief Financial Officer	February 19, 2021
Emmanuel Caprais (Principal Financial Officer)

/S/ JOHN CAPELA	Vice President and Chief Accounting Officer	February 19, 2021
John Capela (Principal Accounting Officer)

/S/ ORLANDO D. ASHFORD	Director	February 19, 2021
Orlando D. Ashford

/S/ GERAUD DARNIS	Director	February 19, 2021
Geraud Darnis

/S/ DONALD DEFOSSET, JR.	Director	February 19, 2021
Donald DeFosset, Jr.

/S/ NICHOLAS C. FANANDAKIS	Director	February 19, 2021
Nicholas C. Fanandakis

/S/ RICHARD P. LAVIN	Director	February 19, 2021
Richard P. Lavin

/S/ MARIO LONGHI	Director	February 19, 2021
Mario Longhi

/S/ REBECCA A. MCDONALD	Director	February 19, 2021
Rebecca A. McDonald

/S/ TIMOTHY H. POWERS	Director	February 19, 2021
Timothy H. Powers

/S/ CHERYL L. SHAVERS	Director	February 19, 2021
Cheryl L. Shavers

/S/ SABRINA SOUSSAN	Director	February 19, 2021
Sabrina Soussan