Form 10-Q
period 2021-03-31
ITT Inc.
filed 2021-05-07
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of May 5, 2021, there were 86.1 million shares of common stock ($1 par value per share) of the issuer outstanding.

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
Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:
•impacts on our business due to the COVID-19 pandemic and the timing, effectiveness and availability of vaccines or other medical remedies and people’s attitudes towards receiving them; including disruptions to our operations and demand for our products, increased costs, disruption of supply chain and other constraints in the availability of key commodities and other necessary services, government-mandated site closures, employee illness or loss of key personnel, the impact of travel restrictions and stay-in-place restrictions on our business and workforce, customer and supplier bankruptcies, impacts to the global economy and financial markets, and liquidity challenges in accessing capital markets;
•uncertain global economic and capital markets conditions, including due to COVID-19, trade disputes between the U.S. and its trading partners, the new U.S. administration, political and social unrest, and the availability and fluctuations in prices of steel, oil, copper, and other commodities;
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
•failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, export controls and trade sanctions, including tariffs;
•risk of product liability claims and litigation; and
•risk of liabilities from past divestitures and spin-offs.
More information on factors that could cause actual results or events to differ materially from those anticipated is included in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2020 (particularly under the caption “Risk Factors”), our Quarterly Reports on Form 10-Q and in other documents we file from time to time with the SEC.
The forward-looking statements included in this Report speak only as of the date of this Report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

For the Three Months Ended March 31	2021	2020
Revenue	$698.4	$663.3
Costs of revenue	469.4	453.9
Gross profit	229.0	209.4
General and administrative expenses	52.1	57.1
Sales and marketing expenses	36.7	41.6
Research and development expenses	24.3	22.7
Asbestos-related costs (benefit), net	2.4	(40.7)
Restructuring costs	3.6	3.1
Asset impairment charges	—	16.3
Operating income	109.9	109.3
Interest and non-operating (income) expenses, net	(1.3)	0.6
Income from continuing operations before income tax expense	111.2	108.7
Income tax expense	24.7	24.7
Income from continuing operations	86.5	84.0
Income from discontinued operations, net of tax expense of $0.0 and $0.4, respectively	—	1.1
Net income	86.5	85.1
Less: Income attributable to noncontrolling interests	0.3	0.3
Net income attributable to ITT Inc.	$86.2	$84.8

Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$86.2	$83.7
Income from discontinued operations, net of tax	—	1.1
Net income attributable to ITT Inc.	$86.2	$84.8

Earnings per share attributable to ITT Inc.:
Basic earnings per share:
Continuing operations	$1.00	$0.96
Discontinued operations	—	0.01
Net income	$1.00	$0.97
Diluted earnings per share:
Continuing operations	$0.99	$0.95
Discontinued operations	—	0.01
Net income	$0.99	$0.96
Weighted average common shares – basic	86.3	87.4
Weighted average common shares – diluted	86.9	88.2
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Operations.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended March 31	2021	2020
Net income	$86.5	$85.1
Other comprehensive loss:
Net foreign currency translation adjustment	(30.0)	(51.3)
Net change in postretirement benefit plans, net of tax (expense) benefits of $(0.1) and $0.3, respectively	—	0.9
Other comprehensive loss	(30.0)	(50.4)
Comprehensive income	56.5	34.7
Less: Comprehensive income attributable to noncontrolling interests	0.3	0.3
Comprehensive income attributable to ITT Inc.	$56.2	$34.4
Disclosure of reclassification adjustments to postretirement benefit plans
Reclassification adjustments (see Note 15):
Amortization of prior service benefit, net of tax expense of $(0.3) and $(0.3), respectively	$(1.0)	$(0.9)
Amortization of net actuarial loss, net of tax benefits of $0.2 and $0.6, respectively	1.0	1.8
Net change in postretirement benefit plans, net of tax	$—	$0.9
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the
Statements of Comprehensive Income.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$780.2	$859.8
Receivables, net	546.3	507.5
Inventories, net	374.7	360.5
Other current assets	190.8	189.5
Total current assets	1,892.0	1,917.3
Plant, property and equipment, net	501.2	525.1
Goodwill	933.4	944.8
Other intangible assets, net	100.3	106.4
Asbestos-related assets	330.8	353.7
Deferred income taxes	156.3	158.3
Other non-current assets	265.7	272.0
Total non-current assets	2,287.7	2,360.3
Total assets	$4,179.7	$4,277.6
Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper and current maturities of long-term debt	$61.2	$106.8
Accounts payable	327.0	306.8
Accrued liabilities	438.3	457.4
Total current liabilities	826.5	871.0
Asbestos-related liabilities	818.3	840.6
Postretirement benefits	222.8	227.5
Other non-current liabilities	204.2	210.6
Total non-current liabilities	1,245.3	1,278.7
Total liabilities	2,071.8	2,149.7
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 86.1 shares and 86.5 shares, respectively	86.1	86.5
Retained earnings	2,329.4	2,319.3
Total accumulated other comprehensive loss	(309.4)	(279.4)
Total ITT Inc. shareholders’ equity	2,106.1	2,126.4
Noncontrolling interests	1.8	1.5
Total shareholders’ equity	2,107.9	2,127.9
Total liabilities and shareholders’ equity	$4,179.7	$4,277.6
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Balance Sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended March 31	2021	2020
Operating Activities
Income from continuing operations attributable to ITT Inc.	$86.2	$83.7
Adjustments to income from continuing operations:
Depreciation and amortization	28.5	27.4
Equity-based compensation	3.3	2.5
Asbestos-related costs (benefit), net	2.4	(40.7)
Asset impairment charges	—	16.3
Other non-cash charges, net	6.3	11.0
Asbestos-related payments, net	(1.6)	(6.1)
Changes in assets and liabilities:
Change in receivables	(50.1)	(13.4)
Change in inventories	(21.2)	0.6
Change in accounts payable	36.6	(6.4)
Change in accrued expenses	(14.5)	(25.2)
Change in income taxes	10.4	16.5
Other, net	(15.5)	(12.7)
Net Cash – Operating Activities	70.8	53.5
Investing Activities
Capital expenditures	(17.2)	(22.2)
Acquisitions, net of cash acquired	—	(4.7)
Other, net	0.1	0.7
Net Cash – Investing Activities	(17.1)	(26.2)
Financing Activities
Commercial paper, net borrowings	(42.6)	(82.7)
Short-term revolving loans, borrowings	—	378.3
Long-term debt, repayments	(0.1)	—
Repurchase of common stock	(61.0)	(83.4)
Proceeds from issuance of common stock	0.2	0.1
Dividends paid	(19.1)	(0.2)
Other, net	(0.2)	(0.1)
Net Cash – Financing Activities	(122.8)	212.0
Exchange rate effects on cash and cash equivalents	(10.4)	(11.7)
Net cash – operating activities of discontinued operations	(0.1)	0.2
Net change in cash and cash equivalents	(79.6)	227.8
Cash and cash equivalents – beginning of year (includes restricted cash of $0.8 and $0.8, respectively)	860.6	612.9
Cash and Cash Equivalents – End of Period (includes restricted cash of $0.8 and $0.8, respectively)	$781.0	$840.7
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$0.2	$2.3
Income taxes, net of refunds received	$13.4	$8.0
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Cash Flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
December 31, 2020	86.5	$86.5	$2,319.3	$(279.4)	$1.5	$2,127.9
Net income	—	—	86.2	—	0.3	86.5
Activity from stock incentive plans	0.3	0.3	3.2	—	—	3.5
Share repurchases	(0.7)	(0.7)	(60.3)	—	—	(61.0)
Dividends declared ($0.22 per share)	—	—	(19.0)	—	—	(19.0)
Total other comprehensive loss, net of tax	—	—	—	(30.0)	—	(30.0)
March 31, 2021	86.1	$86.1	$2,329.4	$(309.4)	$1.8	$2,107.9

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
December 31, 2019	87.8	$87.8	$2,372.4	$(385.3)	$2.9	$2,077.8
Net income	—	—	84.8	—	0.3	85.1
Activity from stock incentive plans	0.4	0.4	2.2	—	—	2.6
Share repurchases	(1.9)	(1.9)	(81.5)	—	—	(83.4)
Cumulative adjustment for accounting change	—	—	(1.2)	—	—	(1.2)
Dividends declared ($0.169 per share)	—	—	(14.9)	—	—	(14.9)
Total other comprehensive loss, net of tax	—	—	—	(50.4)	—	(50.4)
March 31, 2020	86.3	$86.3	$2,361.8	$(435.7)	$3.2	$2,015.6
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Changes in Shareholders’ Equity.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES (EXCEPT PER SHARE AMOUNTS) IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
ITT Inc. is a diversified manufacturer of highly engineered critical components and customized technology solutions for the transportation, industrial, and energy markets. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Inc. and its subsidiaries. ITT operates through three segments: Motion Technologies (MT), consisting of friction and shock and vibration equipment; Industrial Process (IP), consisting of industrial flow equipment and services; and Connect & Control Technologies (CCT), consisting of electronic connectors, fluid handling, motion control, composite materials and noise and energy absorption products. Financial information for our segments is presented in Note 3, Segment Information.
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a pandemic, resulting in certain local government-mandated site closures. While most of our businesses were deemed essential, we experienced disruption in our operations due to decreased customer demand, temporary plant closures, and elevated safety standards to keep our employees safe. The Company continues to face certain risks and uncertainties resulting from COVID-19, including the severity of a resurgence of COVID-19 or new strains of the virus, as well as the speed of distribution of the COVID-19 vaccines and people’s attitudes towards receiving the vaccines. Due to these uncertainties, the severity and extent of future impacts from COVID-19 or any new strains of the virus cannot be reasonably estimated at this time.
Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions) necessary to state fairly the financial position, results of operations, and cash flows for the periods presented. The Consolidated Condensed Balance Sheet as of December 31, 2020, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K (2020 Annual Report) for the year ended December 31, 2020 but does not include all disclosures required by GAAP. We consistently applied the accounting policies described in the 2020 Annual Report in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2020 Annual Report.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available and may be impacted by the duration and severity of the pandemic. Estimates and assumptions are used for, but not limited to, asbestos-related liabilities and recoveries from insurers, revenue recognition, unrecognized tax benefits, deferred tax valuation allowances, projected benefit obligations for postretirement plans, accounting for business combinations, goodwill and other intangible asset impairment testing, environmental liabilities and assets, allowance for credit losses and inventory valuation. Actual results could differ from these estimates. In the third quarter of 2020 we extended the measurement period over which we estimate our asbestos liability to include unasserted claims through 2052, which is the full time period over which we currently expect claims to be filed against us. Refer to Note 19, Commitments and Contingencies, for further information.
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
Recent Accounting Pronouncements Not Yet Adopted:
In March 2020 and January 2021, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, respectively. Together, the ASUs provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. We do not expect this guidance to have a significant impact on our operating results, financial position, or cash flows; however, we will continue to monitor the potential impact, if adopted.
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

	Revenue		Operating Income		Operating Margin
For the Three Months Ended March 31	2021	2020	2021	2020	2021	2020
Motion Technologies	$369.1	$297.9	$76.0	$53.1	20.6%	17.8%
Industrial Process	202.3	227.3	31.0	8.9	15.3%	3.9%
Connect & Control Technologies	127.3	138.7	11.8	15.9	9.3%	11.5%
Total segment results	698.7	663.9	118.8	77.9	17.0%	11.7%
Asbestos-related (costs) benefit, net	—	—	(2.4)	40.7	—	—
Eliminations / Other Corporate costs	(0.3)	(0.6)	(6.5)	(9.3)	—	—
Total Eliminations / Corporate and other costs	(0.3)	(0.6)	(8.9)	31.4	—	—
Total	$698.4	$663.3	$109.9	$109.3	15.7%	16.5%

As of and for the Three Months Ended March 31	Total Assets		Capital Expenditures		Depreciation & Amortization
	2021	2020(a)	2021	2020	2021	2020
Motion Technologies	$1,244.6	$1,202.3	$13.5	$14.8	$15.7	$14.5
Industrial Process	1,036.4	1,069.6	1.6	2.5	5.6	6.6
Connect & Control Technologies	723.8	720.5	1.9	4.3	5.5	5.7
Corporate	1,174.9	1,285.2	0.2	0.6	1.7	0.6
Total	$4,179.7	$4,277.6	$17.2	$22.2	$28.5	$27.4
(a)Amounts reflect balances as of December 31, 2020.
NOTE 4
REVENUE
The following table represents our revenue disaggregated by end market for the three months ended March 31, 2021 and 2020.

For the Three Months Ended March 31, 2021	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$364.0	$—	$—	$—	$364.0
Chemical and industrial pumps	—	159.7	—	—	159.7
Aerospace and defense	1.6	—	60.2	—	61.8
Oil and gas	—	42.6	8.5	—	51.1
General industrial	3.5	—	58.6	(0.3)	61.8
Total	$369.1	$202.3	$127.3	$(0.3)	$698.4

For the Three Months Ended March 31, 2020	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$292.4	$—	$—	$(0.1)	$292.3
Chemical and industrial pumps	—	161.5	—	—	161.5
Aerospace and defense	2.9	—	86.1	—	89.0
Oil and gas	—	65.8	7.8	—	73.6
General industrial	2.6	—	44.8	(0.5)	46.9
Total	$297.9	$227.3	$138.7	$(0.6)	$663.3
Contract Assets and Liabilities
Contract assets consist of unbilled amounts where revenue recognized exceeds customer billings, net of allowances for credit losses. Contract assets are included in other current assets and other non-current assets in our Consolidated Condensed Balance Sheet. Contract liabilities consist of advance payments and billings in excess of revenue recognized. Contract liabilities are included in accrued liabilities and other non-current liabilities in our Consolidated Condensed Balance Sheet. The following table represents our net contract assets and liabilities as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Current contract assets, net	$17.9	$19.1
Non-current contract assets, net	0.3	—
Current contract liabilities	(48.0)	(56.2)
Non-current contract liabilities	(4.5)	(0.1)
Net contract liabilities	$(34.3)	$(37.2)
During the three months ended March 31, 2021, we recognized revenue of $21.9, related to contract liabilities as of December 31, 2020. The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of March 31, 2021 was $799.3. Of this amount, we expect to recognize approximately $580 to $600 of revenue during 2021.
NOTE 5
RESTRUCTURING ACTIONS
We have initiated various restructuring actions throughout our businesses during the past two years, including the 2020 Global Restructuring Plan described below. There were no other restructuring actions considered individually significant. The following table summarizes the total restructuring costs presented separately in our Consolidated Condensed Statements of Operations for the three months ended March 31, 2021 and 2020.

For the Three Months Ended March 31	2021	2020
Severance and other employee-related	$2.4	$3.1
Asset write-offs	0.6	—
Other	0.6	—
Total restructuring costs	$3.6	$3.1
By segment:
Motion Technologies	$—	$—
Industrial Process	0.9	0.1
Connect & Control Technologies	2.4	1.5
Corporate and Other	0.3	1.5
The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Condensed Balance Sheet within accrued liabilities, for the three months ended March 31, 2021 and 2020.

	2021	2020
Beginning balance - January 1	$19.1	$7.5
Restructuring costs	4.0	3.1
Reversal of prior accruals	(0.4)	—
Cash payments	(4.8)	(3.2)
Asset write-offs	(0.6)	—
Foreign exchange translation and other	(0.4)	(0.2)
Ending balance - March 31	$16.9	$7.2
By accrual type:
Severance and other employee-related	$16.7	$6.9
Other	0.2	0.3
2020 Global Restructuring Plan
During 2020, we initiated an organizational-wide restructuring plan to reduce the overall cost structure of the Company primarily in response to a reduction in demand from the COVID-19 pandemic. Through March 31, 2021, we have recognized restructuring charges of $45.1, including $43.8 in 2020, which are primarily related to involuntary severance costs. We expect to incur additional restructuring charges of approximately $3 during the remainder of 2021 to complete this action. Cash payments during the three months ended March 31, 2021 were $4.5. The restructuring liability as of March 31, 2021 was $12.8, which we expect to be substantially paid during 2021, and is presented on our Consolidated Condensed Balance Sheet within accrued liabilities.

NOTE 6
INCOME TAXES

For the Three Months Ended March 31	2021	2020	Change
Income tax expense	$24.7	$24.7	—%
Effective tax rate	22.2%	22.7%	(50)	bp
The lower effective tax rate during the first quarter of 2021 was primarily driven by favorable permanent benefits in both foreign and U.S. jurisdictions, partially offset by higher tax expense of $3.9 on future distributions of foreign earnings.
On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021 (ARPA), a $1.9 trillion COVID-19 stimulus legislation to accelerate the United States' recovery from the economic and health effects of the COVID-19 pandemic. ARPA builds upon many of the measures in the CARES Act from March 2020 and the Consolidated Appropriations Act from December 2020. The Act extends the employee retention credit through the end of 2021 and maintains the credit per employee per quarter initially included in the Consolidated Appropriations Act. During the three months ended March 31, 2021, the Company recognized a benefit of $2.4 from the employee retention credit. The benefit was recorded in operating income and related to the employer portion of payroll taxes. Certain non-U.S. jurisdictions have enacted similar stimulus measures. We continue to monitor any effects that may result from the CARES Act or other similar legislation globally.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including the Czech Republic, Germany, Hong Kong, India, Italy, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could decrease by approximately $17 due to changes in audit status, expiration of statutes of limitations and other events. In addition, the settlement of any future examinations relating to the 2011 and prior tax years could result in changes in amounts attributable to the Company under its Tax Matters Agreement with Exelis Inc. and Xylem Inc. relating to the Company’s 2011 spin-off of those businesses.
NOTE 7
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT for the three months ended March 31, 2021 and 2020.

For the Three Months Ended March 31	2021	2020
Basic weighted average common shares outstanding	86.3	87.4
Add: Dilutive impact of outstanding equity awards	0.6	0.8
Diluted weighted average common shares outstanding	86.9	88.2
There were 0.2 and 0.1 anti-dilutive shares related to equity stock unit awards excluded from the computation of diluted earnings per share for the three months ended March 31, 2021 and 2020, respectively.

NOTE 8
RECEIVABLES, NET

	March 31, 2021	December 31, 2020
Trade accounts receivable	$532.1	$492.5
Notes receivable	12.3	11.0
Other	16.6	19.1
Receivables, gross	561.0	522.6
Less: Allowance for credit losses - receivables	(14.7)	(15.1)
Receivables, net	$546.3	$507.5
Allowance for Credit Losses
Our allowance for credit losses includes our estimate of the impact of the COVID-19 pandemic and will be adjusted in subsequent periods as circumstances develop and we continue to gain insight into the future impacts of the pandemic. We believe these events may impact our ability to collect from certain customers depending on the end market we serve and customer profile.
The following table displays our allowance for credit losses for receivables and contract assets.

	March 31, 2021	December 31, 2020
Allowance for credit losses - receivables	$14.7	$15.1
Allowance for credit losses - contract assets	0.5	0.5
Total allowance for credit losses	$15.2	$15.6
The following table displays a rollforward of the total allowance for credit losses.

	2021	2020
Total allowance for credit losses - January 1	$15.6	$12.8
Impact of adoption of ASU 2016-13	—	1.7
Charges to income	(0.2)	3.3
Write-offs	(0.1)	(1.7)
Foreign currency and other	(0.1)	(0.3)
Total allowance for credit losses - March 31	$15.2	$15.8
NOTE 9
INVENTORIES, NET

	March 31, 2021	December 31, 2020
Finished goods	$58.8	$63.1
Work in process	82.9	77.5
Raw materials	233.0	219.9
Inventories, net	$374.7	$360.5

NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS

	March 31, 2021	December 31, 2020
Asbestos-related assets	$91.0	$91.0
Advance payments and other prepaid expenses	46.9	39.6
Current contract assets, net	17.9	19.1
Prepaid income taxes	22.7	29.0
Other	12.3	10.8
Other current assets	$190.8	$189.5
Other employee benefit-related assets	$115.3	$113.9
Operating lease right-of-use assets	83.1	87.3
Capitalized software costs	22.2	23.9
Environmental-related assets	8.5	10.6
Equity method investments	11.8	11.7
Other	24.8	24.6
Other non-current assets	$265.7	$272.0
NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET

	Useful life (in years)	March 31, 2021	December 31, 2020
Machinery and equipment	2 - 10	$1,187.4	$1,205.7
Buildings and improvements	5 - 40	269.0	273.9
Furniture, fixtures and office equipment	3 - 7	79.6	82.0
Construction work in progress		37.0	44.7
Land and improvements		33.6	34.6
Other		4.7	5.0
Plant, property and equipment, gross		1,611.3	1,645.9
Less: Accumulated depreciation		(1,110.1)	(1,120.8)
Plant, property and equipment, net		$501.2	$525.1
Depreciation expense of $21.4 and $20.5 was recognized in the three months ended March 31, 2021 and 2020, respectively.
During the first quarter of 2020, we recorded an impairment of $4.0 for a business within IP due to challenging economic conditions in the upstream oil and gas market combined with impacts associated with the COVID-19 pandemic. Long-lived assets of the business, with a carrying value of $14.0, primarily building and improvements, machinery and equipment, were reduced to their current estimated fair value of $10.0. The estimate of fair value, categorized within Level 3 of the fair value hierarchy, was determined based on a market approach estimating the net proceeds that would be received for the sale of the assets. Significant additional adverse changes to the economic environment or future cash flows of our businesses could cause us to record additional impairment charges in future periods, which may be material.

NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the three months ended March 31, 2021 by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2020	$298.1	$365.4	$281.3	$944.8
Foreign exchange translation	(3.4)	(7.1)	(0.9)	(11.4)
Goodwill - March 31, 2021	$294.7	$358.3	$280.4	$933.4

Other Intangible Assets, Net
Information regarding our other intangible assets is as follows:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$162.4	$(104.5)	$57.9	$163.3	$(101.7)	$61.6
Proprietary technology	46.4	(24.2)	22.2	46.7	(23.4)	23.3
Patents and other	16.2	(12.6)	3.6	16.2	(11.5)	4.7
Finite-lived intangible total	225.0	(141.3)	83.7	226.2	(136.6)	89.6
Indefinite-lived intangibles	16.6	—	16.6	16.8	—	16.8
Other intangible assets	$241.6	$(141.3)	$100.3	$243.0	$(136.6)	$106.4
As a result of the global COVID-19 pandemic combined with a decline in the upstream oil and gas market, during the first quarter of 2020, we determined that certain intangible assets within the IP segment including an indefinite-lived trademark, customer relationships and proprietary technology, would not be recoverable resulting in an impairment of $12.3. Significant additional adverse changes to the economic environment or future cash flows of our businesses could cause us to record additional impairment charges in future periods, which may be material.
Amortization expense related to finite-lived intangible assets was $5.1 and $4.8 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 13
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	March 31, 2021	December 31, 2020
Compensation and other employee-related benefits	$122.9	$137.3
Asbestos-related liability	91.6	91.4
Contract liabilities and other customer-related liabilities	67.7	73.7
Accrued income taxes and other tax-related liabilities	39.8	36.9
Accrued warranty costs	24.1	23.1
Operating lease liabilities	19.3	19.8
Environmental liabilities and other legal matters	18.7	19.1
Accrued restructuring costs	16.9	19.1
Other	37.3	37.0
Accrued liabilities	$438.3	$457.4
Operating lease liabilities	$68.8	$72.4
Environmental liabilities	48.0	50.1
Deferred income taxes and other tax-related liabilities	12.2	11.9
Compensation and other employee-related benefits	29.0	29.4
Non-current maturities of long-term debt	12.5	13.0
Other	33.7	33.8
Other non-current liabilities	$204.2	$210.6
NOTE 14
DEBT

	March 31, 2021	December 31, 2020
Commercial paper	$58.8	$104.3
Current maturities of long-term debt and finance leases	2.4	2.5
Commercial paper and current maturities of long-term debt	61.2	106.8
Non-current maturities of long-term debt	12.5	13.0
Total debt and finance leases	$73.7	$119.8
Commercial Paper
Commercial paper outstanding as of March 31, 2021 and December 31, 2020 was $58.8 and $104.3, respectively, with a weighted average negative interest rate of (0.34)% and (0.06)%, respectively. Commercial paper was issued entirely under our Euro program and had maturity terms less than three months from the date of issuance.
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
The interest rate per annum on the Revolving Credit Agreement is based on the LIBOR rate of the currency we borrow in, adjusted for statutory reserve requirements, plus a margin of 1.1%. As of March 31, 2021 and December 31, 2020, we had no outstanding obligations under the credit facility. There is a 0.15% fee per annum applicable to the commitments under the Revolving Credit Agreement. The fees and margin are subject to adjustment should the Company’s credit ratings change.
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
On April 29, 2020, we entered into two 364-day term revolving credit agreements totaling $200 (the Incremental Revolving Credit Agreements) which provide the Company with additional liquidity in excess of the Revolving Credit Agreement. Borrowings are available in U.S. dollars and the interest rate per annum is based on the LIBOR rate, adjusted for statutory reserve requirements, plus a margin of up to 1.55%. The Incremental Revolving Credit Agreements are subject to fees of up to 0.35% per annum. The fees and margin are subject to adjustment should the Company’s credit ratings change. All other key provisions of the Incremental Revolving Credit Agreements mirror those of the Revolving Credit Agreement described above, including all covenants. In addition, the Incremental Revolving Credit Agreements did not violate any negative covenants associated with the existing Revolving Credit Agreement. There were no outstanding borrowings under the Incremental Revolving Credit Agreements as of March 31, 2021. The credit agreements expired in April 2021 and we did not renew the agreements.
As of March 31, 2021, our interest coverage ratio and leverage ratios associated with short-term loans were within the prescribed thresholds.
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
The following table provides the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three months ended March 31, 2021 and 2020.

	2021			2020
For the Three Months Ended March 31	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$0.4	$0.2	$0.6	$0.3	$0.2	$0.5
Interest cost	0.2	0.5	0.7	2.3	0.7	3.0
Expected return on plan assets	—	—	—	(2.2)	—	(2.2)
Amortization of prior service benefit	—	(1.3)	(1.3)	—	(1.2)	(1.2)
Amortization of net actuarial loss	0.5	0.7	1.2	1.8	0.6	2.4
Total net periodic benefit cost	$1.1	$0.1	$1.2	$2.2	$0.3	$2.5

We made contributions to our global postretirement plans of $2.9 and $2.2 during the three months ended March 31, 2021 and 2020, respectively. We expect to make contributions of approximately $10 to $14 during the remainder of 2021, principally related to our other employee-related benefit plans.
Amortization from accumulated other comprehensive income into earnings related to prior service cost and net actuarial loss was zero and $0.9, net of tax, during the three months ended March 31, 2021 and 2020, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.
NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses. The following table provides the components of LTIP costs for the three months ended March 31, 2021 and 2020.

For the Three Months Ended March 31	2021	2020
Equity-based awards	$3.3	$2.5
Liability-based awards	0.8	(0.6)
Total share-based compensation expense	$4.1	$1.9
The change in share-based compensation expense for equity-based awards was primarily driven by the likelihood of achieving certain performance targets. The change in share-based compensation expense for liability-based awards is driven by the change in ITT’s stock price. At March 31, 2021, there was $32.8 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.2 years. Additionally, unrecognized compensation cost related to liability-based awards was $2.3, which is expected to be recognized ratably over a weighted-average period of 2.4 years.
Year-to-Date 2021 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and vest on the completion of a three-year service period. During the three months ended March 31, 2021, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.1	$84.10
Performance stock units (PSUs)	0.1	$84.27
During the three months ended March 31, 2021 and 2020, a nominal amount of non-qualified stock options were exercised resulting in proceeds of $0.2 and $0.1, respectively. During the three months ended March 31, 2021 and 2020, RSUs of 0.1 and 0.2, respectively, vested and were issued. During the three months ended March 31, 2021 and 2020, PSUs of 0.2 that vested on December 31, 2020 and 2019, respectively, were issued.
NOTE 17
CAPITAL STOCK
On October 27, 2006, our Board of Directors approved a three-year, $1 billion share repurchase program (the 2006 Plan), which it modified in 2008 to make the term indefinite. On October 30, 2019, the Board of Directors approved a new indefinite term $500 share repurchase program (the 2019 Plan). During the first quarter of 2020, we completed the 2006 Plan and commenced repurchases under the 2019 Plan. During the three months ended March 31, 2021 and 2020, we repurchased and retired 0.6 and 1.7 shares of common stock for $50.0 and $73.2, respectively, under these programs, including 1.4 shares and $61.9 in 2020 under the 2006 plan, which fully exhausted the 2006 Plan.

Separate from the share repurchase program, the Company repurchased 0.1 and 0.2 shares during the three months ended March 31, 2021 and 2020, respectively, for an aggregate amount of $11.0 and $10.2, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs.
NOTE 18
ACCUMULATED OTHER COMPREHENSIVE LOSS

	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
December 31, 2020	$(55.9)	$(223.5)	$(279.4)
Net change during period	—	(30.0)	(30.0)
March 31, 2021	(55.9)	(253.5)	(309.4)

December 31, 2019	$(133.3)	$(252.0)	$(385.3)
Net change during period	0.9	(51.3)	(50.4)
March 31, 2020	$(132.4)	$(303.3)	$(435.7)
NOTE 19
COMMITMENTS AND CONTINGENCIES
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings allege damages relating to asbestos and environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues and commercial or contractual disputes and acquisitions or divestitures. We will continue to defend vigorously against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, as well as our current reserves and insurance coverage, we do not expect that such legal proceedings will have a material adverse impact on our financial statements, unless otherwise noted below.
Asbestos Matters
Subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally allege that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. As of March 31, 2021, there were approximately 26 thousand pending claims against ITT subsidiaries, including Goulds Pumps LLC, filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

Claims data presented in thousands
Pending claims – Beginning	25.3
New claims	1.0
Settlements	(0.2)
Dismissals	(0.5)
Pending claims – Ending	25.6
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
Asbestos-Related Costs (Benefit), Net
In the third quarter of 2020, we extended the measurement period over which we estimate our asbestos liability to include pending claims and claims estimated to be filed through 2052, including legal fees, reflecting the full time period over which we currently expect claims to be filed against us. Previous estimates included pending claims and claims expected to be filed over the next 10 years.
The following table provides a rollforward of the estimated asbestos liability and related assets for the three months ended March 31, 2021 and 2020.

	2021			2020
For the Three Months Ended March 31	Liability	Asset	Net	Liability	Asset	Net
Beginning balance	$932.0	$444.7	$487.3	$817.6	$386.8	$430.8
Asbestos provision(a)	1.4	(1.0)	2.4	14.5	2.7	11.8
Insurance settlement agreements	—	—	—	—	52.5	(52.5)
Net cash activity(a)	(23.5)	(21.9)	(1.6)	(27.3)	(21.2)	(6.1)
Ending balance	$909.9	$421.8	$488.1	$804.8	$420.8	$384.0
Current portion	$91.6	$91.0		$86.3	$67.2
Noncurrent portion	$818.3	$330.8		$718.5	$353.6
(a)Includes certain administrative costs such as legal-related costs for insurance asset recoveries. The asbestos provision in the first quarter of 2020 includes amounts to maintain a rolling 10-year provision prior to the transition to a full horizon estimate.

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
The following table provides a rollforward of the estimated environmental liability for the three months ended March 31, 2021 and 2020.

For the Three Months Ended March 31	2021	2020
Environmental liability - beginning balance	$58.3	$61.9
Change in estimates for pre-existing accruals:
Continuing operations	(0.1)	—
Discontinued operations	—	(1.6)
Payments	(2.0)	(1.6)
Foreign currency	(0.1)	(0.2)
Environmental liability - ending balance	$56.1	$58.5
Environmental-related assets, including a Qualified Settlement Fund and estimated recoveries from insurance providers and other third parties, were $16.5 and $22.2 as of March 31, 2021 and 2020, respectively.
We are currently involved with 27 active environmental investigation and remediation sites. As of March 31, 2021, we have estimated the potential high-end liability range of environmental-related matters to be $96.8.
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
Our businesses share a common, repeatable operating model centered on our engineering capabilities. Each business applies its technology and engineering expertise to solve our customers’ most pressing challenges. Our applied engineering provides a valuable business relationship with our customers given the critical nature of their applications. This in turn provides us with unique insight to our customers’ requirements and enables us to develop solutions to assist our customers in achieving their business goals. Our technology and customer intimacy together produce opportunities to capture recurring revenue streams, aftermarket opportunities and long-lived platforms from original equipment manufacturers (OEMs).
Our product and service offerings are organized into three segments: Motion Technologies (MT), Industrial Process (IP), and Connect & Control Technologies (CCT). See Note 3, Segment Information, in this Report for a summary description of each segment. Additional information is also available in our 2020 Annual Report within Part I, Item 1, “Description of Business”.
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three months ended March 31, 2020, unless stated otherwise.
COVID-19 Update:
The Company continues to respond to and recover from the challenges brought about by the COVID-19 pandemic. We are proud of how our team has responded, showing resilience, innovating in real time, and demonstrating the tremendous value of our manufacturing network to customers and partners around the world. In the face of this unprecedented challenge posed by the COVID-19 pandemic, we remain united in our focus on our top three priorities: the health of our people, the health of our business, and the health of our financials.
Health of our People
The health and well-being of our employees remains our top priority. From the earliest signs of the COVID-19 pandemic, we have taken formalized actions as part of our “Ready, Safe, Go!” program to help protect the health and safety of our employees. We created core crisis teams and enacted safety measures at all of our sites. These measures included enhanced cleaning protocols, temperature checks, on-site rapid testing, and distribution of personal protective equipment and testing kits. We also redesigned employee workspaces to enable social distancing and allowed non-essential employees to work from home when appropriate. As a result of this program, we have been able to operate our facilities safely. In addition, we are actively working with our employees globally to understand vaccine distribution and help provide every ITTer the opportunity to obtain vaccination as soon as possible.
Health of our Business
We continue to work closely with our customers and suppliers to support them and minimize disruptions within our supply chain. We continue to work hard to generate value for our customers, striving to go above and beyond and remain flexible and responsive to their needs, and maintain our focus on quality and on-time delivery.
Health of our Financials
As a result of the proactive cost measures taken in 2020 and our response to the COVID-19 pandemic, ITT entered 2021 well positioned to succeed, with a strong balance sheet and liquidity position which enabled us to better navigate the uncertain environment. These actions have improved our financial performance and put ITT in a strong position to win in the recovery.

Any future impacts of COVID-19 on our business and financials remain uncertain and will be dependent on the severity of a resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines and people’s attitudes towards receiving them, and the overall duration of the pandemic. We remain focused on our priorities as we successfully recover from this unprecedented challenge. See Part I, Item 1A, “Risk Factors”, of our 2020 Annual Report, for an additional discussion of risk related to COVID-19.
Executive Summary
During the first quarter of 2021, we began to see a recovery from the COVID-19 pandemic. We grew our revenue, improved our operating margins and generated strong cash flows as compared to the first quarter of 2020 and exceeded first quarter 2019 results as well. The following table provides a summary of key performance indicators for the first quarter of 2021 as compared to the first quarter of 2020.

Summary of Key Performance Indicators for the First Quarter of 2021
Revenue	Segment Operating Income	Segment Operating Margin	EPS
$698	$119	17.0%	$0.99
5% Increase	53% Increase	530bp Increase	4% Increase
Organic Revenue	Adjusted Segment Operating Income	Adjusted Segment Operating Margin	Adjusted EPS
$673	$122	17.5%	$1.06
2% Increase	27% Increase	300bp Increase	33% Increase
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled “Key Performance Indicators and Non-GAAP Measures” for definitions and reconciliations between GAAP and non-GAAP metrics.
Our first quarter 2021 results include:
•Revenue of $698.4 increased $35.1 including favorable foreign exchange of $25.0. Organic revenue increased 1.5% as a result of strong top-line growth from our Motion Technologies segment, which significantly outperformed the global automotive market.
•Segment operating income was $118.8, an increase of $40.9 over the prior year that included asset impairment charges of $16.3 in 2020. Adjusted segment operating income improved $25.9 due to higher sales volume and net productivity, including the benefit of restructuring and cost actions executed in 2020. These items were partially offset by strategic investments to drive future growth.
•Income from continuing operations of $0.99 per diluted share increased $0.04 versus last year, which included a prior year asbestos benefit of $31.8. Adjusted income from continuing operations was $1.06 per diluted share, an improvement of $0.26 from the prior year due to an increase in segment operating income, as explained above, and a reduction in corporate costs.
•Cash flow from operations for the year to date period was $70.8, an increase of 32.3% over the prior year, due to an increase in segment operating income and a decline in asbestos payments. This was partially offset by an increase in working capital to support sales growth.
In terms of capital deployment, we repurchased 0.6 shares of common stock for $50.0 and paid dividends of $19.0 during the first quarter of 2021, which represents a 28% increase in dividends declared versus the first quarter of 2020.

DISCUSSION OF FINANCIAL RESULTS
Three Months Ended March 31

For the Three Months Ended March 31	2021	2020	Change
Revenue	$698.4	$663.3	5.3%
Gross profit	229.0	209.4	9.4%
Gross margin	32.8%	31.6%	120	bp
Operating expenses	119.1	100.1	19.0%
Operating expense to revenue ratio	17.1%	15.1%	200	bp
Operating income	109.9	109.3	0.5%
Operating margin	15.7%	16.5%	(80)	bp
Interest and non-operating (income) expenses, net	(1.3)	0.6	(316.7)%
Income tax expense	24.7	24.7	—%
Effective tax rate	22.2%	22.7%	(50)	bp
Income from continuing operations attributable to ITT Inc.	86.2	83.7	3.0%
Net income attributable to ITT Inc.	86.2	84.8	1.7%

REVENUE
The following table illustrates the revenue derived from each of our segments for the three months ended March 31, 2021 and 2020.

For the Three Months Ended March 31	2021	2020	Change	Organic Growth (Decline)(a)
Motion Technologies	$369.1	$297.9	23.9%	17.1%
Industrial Process	202.3	227.3	(11.0)%	(12.2)%
Connect & Control Technologies	127.3	138.7	(8.2)%	(9.7)%
Eliminations	(0.3)	(0.6)
Total Revenue	$698.4	$663.3	5.3%	1.5%
(a)See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Motion Technologies (MT)
MT revenue for the three months ended March 31, 2021 increased $71.2, which included favorable foreign currency translation of $20.3. Organic revenue increased $50.9 as sales from our Friction business grew 20% from a strong automotive recovery and significant outperformance versus global automotive production rates. Wolverine sales improved 9% due to growth in sealings and OE shims, and KONI & Axtone sales increased 5%.
The automotive industry is currently experiencing a global semiconductor supply shortage. This shortage has created supply chain disruptions for our automotive OEM customers resulting in temporary declines in production. As a result, demand for our OEM brake pads and parts may be affected until the shortage is resolved. We do not expect this shortage to have a material impact on our Friction business and its growth initiatives.
Industrial Process (IP)
IP revenue for the three months ended March 31, 2021 decreased $25.0, which included favorable foreign currency translation of $2.8. Organic revenue decreased $27.8, primarily driven by declines in our short-cycle business of 15% due to a decrease in baseline pumps and service within the oil and gas market and lower pump project activity. This was partially offset by growth in valves led by strong biopharma and industrial activity.

The level of order and shipment activity at IP can vary significantly from period to period due to pump projects which are highly engineered, customized to customer needs, and have longer lead times. Total orders during the three months ended March 31, 2021 were $215.5, a decrease of 6.1%, compared to the prior year period. Backlog as of March 31, 2021 was $378.1, an increase of $10.7, or 2.9%, compared to December 31, 2020. Our backlog represents firm orders that have been received, acknowledged, and entered into our production systems.
Connect & Control Technologies (CCT)
CCT revenue for the three months ended March 31, 2021 decreased $11.4, which included favorable foreign currency translation of $2.0. Organic revenue declined $13.4, primarily driven by declines in the aerospace and defense market of 27% due to the decrease in global commercial air traffic as a result of the COVID-19 pandemic, as well as reduced production levels on key platforms. With the recent increase in commercial air travel, we expect sales to improve in the second half of the year. The decline was partially offset by a 17% increase in connector sales across end markets, with particular strength in the industrial market.
GROSS PROFIT
Gross profit for the three months ended March 31, 2021 and 2020 was $229.0 and $209.4, respectively, reflecting a gross margin of 32.8% and 31.6%, respectively. The increase in gross profit was primarily driven by higher sales volumes and net productivity savings, including the benefit of restructuring and cost actions executed in 2020. These items were partially offset by raw material price increases, primarily driven by the supply of steel, copper, and tin.
Since 2020, the prices of commodities, including raw materials such as steel, used in our production processes have risen each quarter. The rising prices are a result of increased demand as companies increased their safety stock due to supply chain uncertainty amid the COVID-19 pandemic and rising demand as economies recover while global production capacity was cut. The impact of higher commodities prices on our financial results during first quarter of 2021 were partially mitigated by fixed-price supply contracts with suppliers. The expiration of these fixed-price contracts, continued future commodity price increases, and supply constraints may have an increasingly unfavorable impact on our fiscal 2021 financial results. We intend to help mitigate some of this impact through price increases.
OPERATING EXPENSES

For the Three Months Ended March 31	2021	2020	Change
General and administrative expenses	$52.1	$57.1	(8.8)%
Sales and marketing expenses	36.7	41.6	(11.8)%
Research and development expenses	24.3	22.7	7.0%
Asbestos-related costs (benefit), net	2.4	(40.7)	105.9%
Restructuring costs	3.6	3.1	16.1%
Asset impairment charges	—	16.3	**
Total operating expenses	$119.1	$100.1	19.0%
Total Operating Expenses By Segment:
Motion Technologies	$41.6	$36.2	14.9%
Industrial Process	36.3	62.8	(42.2)%
Connect & Control Technologies	32.3	32.6	(0.9)%
Corporate & Other	8.9	(31.5)	128.3%
** Resulting percentage change not considered meaningful.
General and administrative (G&A) expenses for the three months ended March 31, 2021 decreased $5.0, driven by cost reductions across all segments, which included savings from our 2020 global restructuring plan. In addition, bad debt expense declined by $3.5 due to collections from customers, and we generated strong returns from our corporate-owned life insurance policies of $1.7. These items were partially offset by an increase in long-term incentive compensation.
Sales and marketing expenses for the three months ended March 31, 2021 decreased $4.9, driven by cost saving actions across all segments.

Research and development expenses for the three months ended March 31, 2021 increased $1.6, driven by a continued focus on strategic investments to drive future growth.
Asbestos-related costs were $2.4 for the three months ended March 31, 2021 compared to a benefit of $40.7 during the prior year. The prior year first quarter benefit was due to a $52.5 insurance settlement gain partially offset by costs of $11.8 to maintain a rolling 10-year estimate prior to the transition to a full horizon in the third quarter of 2020. See Note 19, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.
Restructuring costs increased $0.5 during the three months ended March 31, 2021. See Note 5, Restructuring Actions, to the Consolidated Condensed Financial Statements for further information.
Asset impairment charges for the three months ended March 31, 2020 were related to a business within IP that primarily serves the global upstream oil and gas market. See Note 11, Plant, Property and Equipment, net, and Note 12, Goodwill and Other intangible assets, net, to the Consolidated Condensed Financial Statements for further information.
OPERATING INCOME

For the Three Months Ended March 31	2021	2020	Change
Motion Technologies	$76.0	$53.1	43.1%
Industrial Process	31.0	8.9	248.3%
Connect & Control Technologies	11.8	15.9	(25.8)%
Segment operating income	118.8	77.9	52.5%
Asbestos-related (costs) benefit, net	(2.4)	40.7	(105.9)%
Other corporate costs	(6.5)	(9.3)	(30.1)%
Total corporate and other costs, net	(8.9)	31.4	(128.3)%
Total operating income	$109.9	$109.3	0.5%
Operating margin:
Motion Technologies	20.6%	17.8%	280	bp
Industrial Process	15.3%	3.9%	1,140	bp
Connect & Control Technologies	9.3%	11.5%	(220)	bp
Segment operating margin	17.0%	11.7%	530	bp
Consolidated operating margin	15.7%	16.5%	(80)bp

MT operating income for the three months ended March 31, 2021 increased $22.9. The increase was primarily driven by higher sales volume of $23 due to a strong performance in the global automotive market, net productivity, foreign exchange, and benefits from restructuring actions, partially offset by investments for growth.
IP operating income for the three months ended March 31, 2021 increased $22.1. The increase was primarily driven by prior year asset impairments of $16 related to a business that mainly serves the global upstream oil and gas market. In addition, we realized savings from net productivity, price, benefits from restructuring actions, and favorable non-recurring items relating to a customer settlement and the CARES Act credit. These items were partially offset by a decrease in sales volume of $11 and unfavorable product mix of $3.
CCT operating income for the three months ended March 31, 2021 decreased $4.1. The decrease was primarily driven by lower sales volumes of $7. These items were partially offset by net productivity and benefits from restructuring actions.
Other corporate costs for the three months ended March 31, 2021 decreased $2.8. The decline was primarily driven by benefits from restructuring actions and an increase in corporate-owned life insurance income of $1.7.

INTEREST AND NON-OPERATING EXPENSES AND INCOME, NET

For the Three Months Ended March 31	2021	2020	Change
Interest and non-operating (income) expenses, net	$(1.3)	$0.6	(316.7)%
The change during the three months ended March 31, 2021 was due to a decrease in outstanding borrowings and lower postretirement expenses due to the termination of our U.S. qualified pension plan in the fourth quarter of 2020, as described below.
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
INCOME TAX EXPENSE

For the Three Months Ended March 31	2021	2020	Change
Income tax (benefit) expense	$24.7	$24.7	—%
Effective tax rate	22.2%	22.7%	(50)	bp
The lower effective tax rate during the first quarter of 2021 was primarily driven by favorable permanent benefits in both foreign and U.S. jurisdictions, partially offset by higher tax expense of $3.9 on future distributions of foreign earnings.
During the three months ended March 31, 2021, the Company recognized a benefit of $2.4 from the employee retention credit. The benefit was recorded in operating income and related to the employer portion of payroll taxes. Certain non-U.S. jurisdictions have enacted similar stimulus measures. We continue to monitor any effects that may result from the CARES Act or other similar legislation globally. See Note 6, Income Taxes, to the Consolidated Condensed Financial Statements for further information.
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
As of March 31, 2021, we had no outstanding borrowings under our revolving credit agreements. We also continue to take a proactive approach to preserve cash by renegotiating contracts with vendors where possible, applying aggressive cost savings measures to limit discretionary spending, and implementing actions to reduce our cost structure. The Company also continues to evaluate the various global governmental programs instituted in response to COVID-19, including the American Rescue Plan Act of 2021 (ARPA). ARPA builds upon many of the measures in the CARES Act from March 2020 and the Consolidated Appropriations Act from December 2020. ARPA and various global programs in the jurisdictions in which we operate generally provide for employee retention credits, workforce incentives, and incentive financing programs backed by governmental agencies. As of March 31, 2021, we have not incurred any borrowings under governmental loan programs.

We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We plan to continue to transfer cash between certain international subsidiaries and the U.S. when it is cost effective to do so. The passage of the U.S. Tax Cuts and Jobs Act of 2017 (Tax Act) provided greater flexibility around our global cash management strategy related to the amount and timing of transfers, and we will continue to support growth and expansion in markets outside of the U.S. through the development of products, increased capital spending, and potential foreign acquisitions. There were no net cash distributions from foreign countries to the U.S. during the three months ended March 31, 2021. During the year ended December 31, 2020, we had net cash distributions from foreign countries to the U.S. of $498.2. The timing and amount of any additional future distributions remains under evaluation based on our jurisdictional cash needs.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2021, we declared a dividend of $0.22 per share for shareholders of record on March 16, 2021, which was a 28% increase from the quarterly dividends declared in 2020 and amounted to dividend payments of $19.0.
During the first quarter of 2020, we completed our $1 billion share repurchase plan approved in 2006 and commenced repurchases under the $500 share repurchase plan approved in 2019. During the three months ended March 31, 2021 and 2020, we repurchased and retired 0.6 and 1.7 shares of common stock for $50.0 and $73.2, respectively, under our share repurchase plans. Separate from our share repurchase plans, the Company repurchased 0.1 and 0.2 shares during the three months ended March 31, 2021 and 2020, respectively, for an aggregate price of $11.0 and $10.2, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs. All repurchased shares are canceled immediately following the repurchases.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding. Commercial paper outstanding as of March 31, 2021 was $58.8, under the Company’s Euro program. Outstanding commercial paper as of March 31, 2021 had maturity terms of less than three months from the date of issuance.
Revolving Credit Agreements
Our $500 revolving credit agreement (the Revolving Credit Agreement) provides for increases of up to $200 for a possible maximum total of $700 in aggregate principal amount. These increased commitments are subject to certain conditions and therefore may not be available to us. The Revolving Credit Agreement is intended to provide access to additional liquidity and be a source of alternate funding to the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. As of March 31, 2021, we had no outstanding borrowings under the Revolving Credit Agreement. The provisions of the Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined therein, of at least 3.0 and a leverage ratio, as defined therein, of not more than 3.0. In the event of a ratings downgrade of the Company to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the Revolving Credit Agreement. The Revolving Credit Agreement matures in November 2022.
On April 29, 2020, we entered into two 364-day revolving credit agreements totaling $200 (the Incremental Revolving Credit Agreements) which provide the Company with additional liquidity in excess of the Revolving Credit Agreement. The provisions of the Incremental Revolving Credit Agreements mirror those of the Revolving Credit Agreement, including all covenants. In addition, the Incremental Revolving Credit Agreements did not violate any negative covenants associated with the existing Revolving Credit Agreement. The Incremental Revolving Credit Agreement expired in April and we did not renew the agreements.
As of March 31, 2021, our interest coverage ratio and leverage ratios associated with our revolving credit agreements were within the prescribed thresholds. Additionally, we currently expect to remain within the prescribed thresholds until maturity.

See Note 14, Debt, to the Consolidated Condensed Financial Statements for further information.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from or used in operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations, for the three months ended March 31, 2021 and 2020.

For the Three Months Ended March 31	2021	2020
Operating activities	$70.8	$53.5
Investing activities	(17.1)	(26.2)
Financing activities	(122.8)	212.0
Foreign exchange	(10.4)	(11.7)
Total net cash (used in) provided by continuing operations	(79.5)	227.6
Net cash (used in) provided by discontinued operations	(0.1)	0.2
Net change in cash and cash equivalents	$(79.6)	$227.8
Operating Activities
The improvement in net cash provided by operating activities was primarily due to an increase in segment operating income and a reduction in incentive compensation and asbestos payments. These items were partially offset by an increase in working capital to support sales growth.
Investing Activities
The decrease in net cash used in investing activities was driven by a decline in capital expenditures of $5.0. Also, last year included $4.7 in payments related to our 2019 acquisition of Rheinhütte.
Financing Activities
The decrease in net cash from financing activities was primarily driven by a decline in revolver borrowings of $378.3 and an increase in dividends paid of $18.9. These items were partially offset by a decline in repurchases of ITT common stock of $22.4 and repayments under our commercial paper program of $40.1.

Asbestos
Based on the estimated undiscounted asbestos liability as of March 31, 2021 for claims filed or estimated to be filed through 2052, we have estimated that we will be able to recover approximately 46% of the asbestos indemnity and defense costs from our insurers. However, actual insurance reimbursements may vary significantly from period to period and the anticipated recovery rate is expected to decline over time due to gaps in our insurance coverage, reflecting uninsured periods, the insolvency of certain insurers, prior settlements with our insurers, and our expectation that certain insurance policies will exhaust over time. Additionally, future recovery rates may be impacted by other factors, such as future insurance settlements, insolvencies, and judicial determinations relevant to our coverage program, which are difficult to predict. The Company has negotiated with certain of its excess insurers to reimburse the Company for a portion of its settlement or defense costs as incurred, frequently referred to as "coverage-in-place" agreements. Under coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. The Company has entered into policy buyout agreements with certain insurers confirming the aggregate amount of available coverage under the subject policies and setting forth a schedule for future payments to a Qualified Settlement Fund, to be disbursed for future asbestos costs. Collectively, these agreements are designed to facilitate an orderly resolution and collection of ITT’s insurance and to mitigate issues that insurers may raise regarding their responsibility to respond to claims.
As of March 31, 2021, the Company has entered into coverage-in-place agreements and policy buyout agreements representing approximately 73% of our recorded asbestos-related asset. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, with respect to certain coverage, those overall limits were not reached by the estimated liability recorded by the Company at March 31, 2021. We continue to pursue our right to reimbursement for asbestos-related losses under certain insurance policies in the coverage litigation and explore negotiations with our insurers to maximize our insurance recoveries.
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
A reconciliation of revenue to organic revenue for the three months ended March 31, 2021 is provided below.

Three Months Ended March 31	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2021 Revenue	$369.1	$202.3	$127.3	$(0.3)	$698.4
Foreign currency translation	(20.3)	(2.8)	(2.0)	0.1	(25.0)
2021 Organic revenue	$348.8	$199.5	$125.3	$(0.2)	$673.4
2020 Revenue	$297.9	$227.3	$138.7	$(0.6)	$663.3
Organic (decline) growth	50.9	(27.8)	(13.4)	0.4	10.1
Percentage change	17.1%	(12.2)%	(9.7)%		1.5%

•“Adjusted operating income” and “Adjusted segment operating income” are defined as operating income, adjusted to exclude special items that include, but are not limited to, asbestos-related impacts, restructuring, certain asset impairment charges, certain acquisition-related impacts, and unusual or infrequent operating items. Special items represent charges or credits that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. “Adjusted operating margin” and “Adjusted segment operating margin” are defined as adjusted operating income or adjusted segment operating income divided by revenue. We believe that these financial measures are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.
A reconciliation of operating income to adjusted operating income for the three months ended March 31, 2021 and 2020 is provided below.

Three Months Ended March 31, 2021	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income (loss)	$76.0	$31.0	$11.8	$118.8	$(8.9)	$109.9
Asbestos-related costs, net	—	—	—	—	2.4	2.4
Restructuring costs	—	0.9	2.4	3.3	0.3	3.6
Other(a)	—	—	—	—	1.1	1.1
Adjusted operating income (loss)	$76.0	$31.9	$14.2	$122.1	$(5.1)	$117.0
Adjusted operating margin	20.6%	15.8%	11.2%	17.5%		16.8%

Three Months Ended March 31, 2020	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income	$53.1	$8.9	$15.9	$77.9	$31.4	$109.3
Asbestos-related benefit, net	—	—	—	—	(40.7)	(40.7)
Asset impairment charges(b)	—	16.3	—	16.3	—	16.3
Restructuring costs	—	0.1	1.5	1.6	1.5	3.1
Acquisition-related expenses	—	0.3	0.1	0.4	—	0.4
Other	—	—	—	—	0.3	0.3
Adjusted operating income (loss)	$53.1	$25.6	$17.5	$96.2	$(7.5)	$88.7
Adjusted operating margin	17.8%	11.3%	12.6%	14.5%		13.4%
(a)Other includes accelerated amortization of an intangible asset.
(b)Asset impairment charges are related to a business within IP that primarily serves the global upstream oil and gas market.

•“Adjusted income from continuing operations” is defined as income from continuing operations attributable to ITT Inc. adjusted to exclude special items that include, but are not limited to, asbestos-related impacts, restructuring, certain asset impairment charges, pension termination and settlement impacts, certain acquisition-related impacts, income tax settlements or adjustments, and unusual or infrequent items. Special items represent charges or credits, on an after-tax basis, that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. The after-tax basis of each special item is determined using the jurisdictional tax rate of where the expense or benefit occurred. “Adjusted income from continuing operations per diluted share” (Adjusted EPS) is defined as adjusted income from continuing operations divided by diluted weighted average common shares outstanding. We believe that adjusted income from continuing operations and adjusted EPS are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.
A reconciliation of income from continuing operations to adjusted income from continuing operations, for the three months ended March 31, 2021 and 2020 is provided below.

For the Three Months Ended March 31	2021	2020
Income from continuing operations attributable to ITT Inc.	$86.2	$83.7
Net asbestos-related costs (benefit), net of tax (benefit) expense of ($0.5), and $8.9, respectively	1.9	(31.8)
Asset impairment charges, net of tax benefit of $0.0 and, $0.1, respectively(a)	—	16.2
Restructuring costs, net of tax benefit of $0.5, and $0.8, respectively	3.1	2.3
Acquisition-related costs, net of tax benefit of $0.0 and $0.0, respectively	—	0.4
Tax-related special items(b)	—	(2.0)
Other, net of tax benefit of $0.3, and $0.4, respectively(c)	0.8	1.3
Adjusted income from continuing operations	$92.0	$70.1
Income from continuing operations attributable to ITT Inc. per diluted share (EPS)	$0.99	$0.95
Adjusted EPS	$1.06	$0.80
(a)Asset impairment charges are related to a business within IP that primarily serves the global upstream oil and gas market.
(b)Tax-related special items include the impacts of valuation allowances.
(c)Other special items include accelerated amortization of an intangible asset during the first quarter of 2021 and costs associated with the termination of U.S. Qualified pension plan during the first quarter of 2020.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2, Recent Accounting Pronouncements, to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of ITT’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the Consolidated Condensed Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Annual Report describes the critical accounting estimates that are used in the preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes concerning ITT’s critical accounting estimates as described in our 2020 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2020 Annual Report .
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings allege damages relating to asbestos and environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues and commercial or contractual disputes and acquisitions or divestitures. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 19, Commitments and Contingencies to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Report.
ITEM 1A. RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of our 2020 Annual Report, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer and affiliated purchasers

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED(1)	AVERAGE PRICE PAID PER SHARE(2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(3)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS(3)
1/1/2021 - 1/31/2021	—	$—	—	$488.7
2/1/2021 - 2/28/2021	0.2	$82.07	0.2	$472.1
3/1/2021 - 3/31/2021	0.5	$84.11	0.4	$438.7
(1)Includes shares purchased in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs.
(2)Average price paid per share is calculated on a settlement basis and includes commissions.
(3)On October 30, 2019, the Board of Directors approved an indefinite term $500 share repurchase program (the 2019 Plan). We intend to utilize the 2019 Plan in a manner that is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders.
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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were €2.2 million euros and €1.5 million euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of €1.3 million euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through March 31, 2021, however, Bornemann did pay fees of approximately €3 thousand euros during the three months ended March 31, 2021 and approximately €11 thousand euros during 2020 to the German financial institution which is maintaining the Bond.
ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

(10.1)*	Form of 2021 Performance Unit Award Agreement

(10.2)*	Form of 2021 Restricted Stock Unit Agreement

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Condensed Financial Statements, and (vii) Cover Page

(104)	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101).
*Management compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ John Capela
John Capela
Chief Accounting Officer
(Principal Accounting Officer)
May 7, 2021