Form 10-Q
period 2021-07-03
ITT Inc.
filed 2021-08-06
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☑	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company
☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of August 4, 2021, there were 86.1 million shares of Common Stock ($1 par value per share) of the issuer outstanding.

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
FORWARD-LOOKING AND CAUTIONARY STATEMENTS
Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather represent only a belief regarding future events based on current expectations, estimates, assumptions and projections about our business, future financial results and the industry in which we operate, and other legal, regulatory and economic developments. These forward-looking statements include, but are not limited to, future strategic plans and other statements that describe the company’s business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future events and future operating or financial performance.
We use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “future,” “may,” “will,” “could,” “should,” “potential,” “continue,” “guidance” and other similar expressions to identify such forward-looking statements. Forward-looking statements are uncertain and, by their nature, many are inherently unpredictable and outside of ITT’s control, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such forward-looking statements.
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
Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:
•impacts on our business due to the COVID-19 pandemic and the rise of the COVID-19 Delta variant, as well as the timing, effectiveness and availability of vaccines or other medical remedies and people’s attitudes towards receiving them; including disruptions to our operations and demand for our products, increased costs, disruption of supply chain and other constraints in the availability of key commodities and other necessary services, government-mandated site closures, employee illness, skilled labor shortages, the impact of travel restrictions and stay-in-place restrictions on our business and workforce, customer and supplier bankruptcies, impacts to the global economy and financial markets, and liquidity challenges in accessing capital markets;
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
•failure to manage the distribution of products and services effectively;
•the risk of material business interruptions, particularly at our manufacturing facilities;
•risks due to our operations and sales outside the U.S. and in emerging markets;
•the extent to which there are quality problems with respect to manufacturing processes or finished goods;
•loss of or decrease in sales from our most significant customers;

•fluctuations in foreign currency exchange rates;
•failure to compete successfully and innovate in our markets;
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
The forward-looking statements included in this Report speak only as of the date of this Report. We undertake no obligation (and expressly disclaim any obligation) to update any forward-looking statements, whether written or oral or as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenue	$691.6	$514.7	$1,390.0	$1,178.0
Costs of revenue	467.0	351.1	936.4	805.0
Gross profit	224.6	163.6	453.6	373.0
General and administrative expenses	60.2	44.6	112.3	101.7
Sales and marketing expenses	38.3	35.7	75.0	77.3
Research and development expenses	23.2	18.9	47.5	41.6
Asbestos-related (benefit) costs, net	(76.8)	16.0	(74.4)	(24.7)
Restructuring costs	0.1	27.9	3.7	31.0
Asset impairment charges	—	—	—	16.3
Operating income	179.6	20.5	289.5	129.8
Interest and non-operating (income) expenses, net	(3.5)	2.2	(4.8)	2.8
Income from continuing operations before income tax expense	183.1	18.3	294.3	127.0
Income tax expense (benefit)	143.9	(28.1)	168.6	(3.4)
Income from continuing operations	39.2	46.4	125.7	130.4
Income from discontinued operations, net of tax expense of $0.0, $0.3, $0.0, and $0.7, respectively	—	1.6	—	2.7
Net income	39.2	48.0	125.7	133.1
Less: Income attributable to noncontrolling interests	0.2	—	0.5	0.3
Net income attributable to ITT Inc.	$39.0	$48.0	$125.2	$132.8

Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$39.0	$46.4	$125.2	$130.1
Income from discontinued operations, net of tax	—	1.6	—	2.7
Net income attributable to ITT Inc.	$39.0	$48.0	$125.2	$132.8

Earnings per share attributable to ITT Inc.:
Basic earnings per share:
Continuing operations	$0.45	$0.54	$1.45	$1.50
Discontinued operations	—	0.02	—	0.03
Net income	$0.45	$0.56	$1.45	$1.53
Diluted earnings per share:
Continuing operations	$0.45	$0.53	$1.44	$1.49
Discontinued operations	—	0.02	—	0.03
Net income	$0.45	$0.55	$1.44	$1.52
Weighted average common shares – basic	86.1	86.3	86.2	87.0
Weighted average common shares – diluted	86.5	86.8	86.7	87.6
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Operations.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$39.2	$48.0	$125.7	$133.1
Other comprehensive income (loss):
Net foreign currency translation adjustment	8.4	2.1	(21.6)	(49.2)
Net change in postretirement benefit plans, net of tax (expense) benefit of $(0.1), $0.3, $(0.2), and $0.6, respectively	—	0.9	—	1.8
Other comprehensive income (loss)	8.4	3.0	(21.6)	(47.4)
Comprehensive income	47.6	51.0	104.1	85.7
Less: Comprehensive income attributable to noncontrolling interests	0.2	—	0.5	0.3
Comprehensive income attributable to ITT Inc.	$47.4	$51.0	$103.6	$85.4
Disclosure of reclassification adjustments to postretirement benefit plans
Reclassification adjustments (see Note 15):
Amortization of prior service benefit, net of tax expense of $(0.3), $(0.3), $(0.6) and $(0.6), respectively	$(0.9)	$(1.0)	$(1.9)	$(1.9)
Amortization of net actuarial loss, net of tax benefit of $0.2, $0.6, $0.4 and $1.2, respectively	0.9	1.9	1.9	3.7
Net change in postretirement benefit plans, net of tax	$—	$0.9	$—	$1.8
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the
Statements of Comprehensive Income.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	July 3, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$578.8	$859.8
Receivables, net	553.4	507.5
Inventories, net	406.2	360.5
Other current assets	88.8	189.5
Total current assets	1,627.2	1,917.3
Plant, property and equipment, net	502.7	525.1
Goodwill	936.3	944.8
Other intangible assets, net	95.8	106.4
Asbestos-related assets	—	353.7
Deferred income taxes	37.3	158.3
Other non-current assets	263.0	272.0
Total non-current assets	1,835.1	2,360.3
Total assets	$3,462.3	$4,277.6
Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper and current maturities of long-term debt	$199.7	$106.8
Accounts payable	337.8	306.8
Accrued liabilities	362.5	457.4
Total current liabilities	900.0	871.0
Asbestos-related liabilities	—	840.6
Postretirement benefits	222.0	227.5
Other non-current liabilities	200.0	210.6
Total non-current liabilities	422.0	1,278.7
Total liabilities	1,322.0	2,149.7
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 86.1 shares and 86.5 shares, respectively	86.1	86.5
Retained earnings	2,353.1	2,319.3
Total accumulated other comprehensive loss	(301.0)	(279.4)
Total ITT Inc. shareholders’ equity	2,138.2	2,126.4
Noncontrolling interests	2.1	1.5
Total shareholders’ equity	2,140.3	2,127.9
Total liabilities and shareholders’ equity	$3,462.3	$4,277.6
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Balance Sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

	Six Months Ended
	July 3, 2021	June 27, 2020
Operating Activities
Income from continuing operations attributable to ITT Inc.	$125.2	$130.1
Adjustments to income from continuing operations:
Depreciation and amortization	57.2	54.5
Equity-based compensation	7.4	5.8
Asbestos-related benefit, net	(74.4)	(24.7)
Asset impairment charges	—	16.3
Other non-cash charges, net	11.2	23.5
Asbestos-related payments, net	(4.5)	(7.6)
Divestiture of asbestos-related assets and liabilities	(398.0)	—
Changes in assets and liabilities:
Change in receivables	(51.6)	97.2
Change in inventories	(50.8)	2.0
Change in accounts payable	32.1	(62.3)
Change in accrued expenses	12.9	5.7
Change in income taxes	123.1	(17.5)
Other, net	(21.4)	(19.9)
Net Cash – Operating Activities	(231.6)	203.1
Investing Activities
Capital expenditures	(35.1)	(34.3)
Other, net	0.4	(2.8)
Net Cash – Investing Activities	(34.7)	(37.1)
Financing Activities
Commercial paper, net borrowings	95.4	51.0
Short-term revolving loans, borrowings	—	495.8
Short-term revolving loans, repayments	—	(406.2)
Long-term debt, repayments	(1.3)	(1.2)
Repurchase of common stock	(61.4)	(83.7)
Dividends paid	(38.1)	(14.6)
Other, net	0.3	0.1
Net Cash – Financing Activities	(5.1)	41.2
Exchange rate effects on cash and cash equivalents	(9.2)	(0.2)
Net cash – operating activities of discontinued operations	(0.2)	0.1
Net change in cash and cash equivalents	(280.8)	207.1
Cash and cash equivalents – beginning of year (includes restricted cash of $0.8 and $0.8, respectively)	860.6	612.9
Cash and Cash Equivalents – End of Period (includes restricted cash of $1.0 and $0.9, respectively)	$579.8	$820.0
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$0.7	$1.2
Income taxes, net of refunds received	$42.3	$10.7
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Cash Flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of and for the Three Months Ended July 3, 2021	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
April 3, 2021	86.1	$86.1	$2,329.4	$(309.4)	$1.8	$2,107.9
Net income	—	—	39.0	—	0.2	39.2
Activity from stock incentive plans	—	—	4.4	—	—	4.4
Share repurchases	—	—	(0.4)	—	—	(0.4)
Dividends declared ($0.22 per share)	—	—	(19.3)	—	—	(19.3)
Total other comprehensive income, net of tax	—	—	—	8.4	—	8.4
Other	—	—	—	—	0.1	0.1
July 3, 2021	86.1	$86.1	$2,353.1	$(301.0)	$2.1	$2,140.3

As of and for the Six Months Ended July 3, 2021
	(Shares)	(Dollars)
December 31, 2020	86.5	$86.5	$2,319.3	$(279.4)	$1.5	$2,127.9
Net income	—	—	125.2	—	0.5	125.7
Activity from stock incentive plans	0.3	0.3	7.6	—	—	7.9
Share repurchases	(0.7)	(0.7)	(60.7)	—	—	(61.4)
Dividends declared ($0.44 per share)	—	—	(38.3)	—	—	(38.3)
Total other comprehensive loss, net of tax	—	—	—	(21.6)	—	(21.6)
Other	—	—	—	—	0.1	0.1
July 3, 2021	86.1	$86.1	$2,353.1	$(301.0)	$2.1	$2,140.3

As of and for the Three Months Ended June 27, 2020
	(Shares)	(Dollars)
March 28, 2020	86.3	$86.3	$2,361.8	$(435.7)	$3.2	$2,015.6
Net income	—	—	48.0	—	—	48.0
Activity from stock incentive plans	—	—	3.3	—	—	3.3
Share repurchases	—	—	(0.3)	—	—	(0.3)
Dividends declared ($0.169 per share)	—	—	(14.6)	—	—	(14.6)
Total other comprehensive income, net of tax	—	—	—	3.0	—	3.0
June 27, 2020	86.3	$86.3	$2,398.2	$(432.7)	$3.2	$2,055.0

As of and for the Six Months Ended June 27, 2020
	(Shares)	(Dollars)
December 31, 2019	87.8	$87.8	$2,372.4	$(385.3)	$2.9	$2,077.8
Net income	—	—	132.8	—	0.3	133.1
Activity from stock incentive plans	0.4	0.4	5.5	—	—	5.9
Share repurchases	(1.9)	(1.9)	(81.8)	—	—	(83.7)
Cumulative adjustment for accounting change	—	—	(1.2)	—	—	(1.2)
Dividends declared ($0.338 per share)	—	—	(29.5)	—	—	(29.5)
Total other comprehensive loss, net of tax	—	—	—	(47.4)	—	(47.4)
June 27, 2020	86.3	$86.3	$2,398.2	$(432.7)	$3.2	$2,055.0
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available and may be impacted by the duration and severity of the COVID-19 pandemic. Estimates and assumptions are used for, but not limited to, revenue recognition, unrecognized tax benefits, deferred tax valuation allowances, projected benefit obligations for postretirement plans, accounting for business combinations, goodwill and other intangible asset impairment testing, environmental liabilities and assets, allowance for credit losses and inventory valuation. Actual results could differ from these estimates.
Effective July 1 2021, the Company divested the entity holding asbestos-related assets and liabilities to a third-party. As a result of the transaction, all associated asbestos-related assets and liabilities were removed from the Company’s consolidated balance sheet, other than current liabilities for certain transaction costs. See Note 19, Commitments and Contingencies, for further information.
ITT’s quarterly financial periods end on the Saturday that is closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. ITT’s second quarter for 2021 and 2020 ended on July 3, 2021 and June 27, 2020, respectively, and were both thirteen week periods.
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

	Revenue		Operating Income		Operating Margin
For the Three Months Ended	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Motion Technologies	$343.6	$199.3	$64.7	$10.4	18.8%	5.2%
Industrial Process	213.9	193.3	31.5	18.5	14.7%	9.6%
Connect & Control Technologies	134.5	122.9	17.9	8.4	13.3%	6.8%
Eliminations	(0.4)	(0.8)	—	—	—	—
Total segment results	691.6	514.7	114.1	37.3	16.5%	7.2%
Asbestos-related benefit (costs), net(a)	—	—	76.8	(16.0)	—	—
Other Corporate costs	—	—	(11.3)	(0.8)	—	—
Total Corporate and other benefit (costs)	—	—	65.5	(16.8)	—	—
Total	$691.6	$514.7	$179.6	$20.5	26.0%	4.0%
(a)The 2021 period includes a pre-tax gain of $88.8 resulting from the divestiture of the entity holding asbestos-related assets and liabilities. See Note 19, Commitments and Contingencies, for further information.

	Revenue		Operating Income		Operating Margin
For the Six Months Ended	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Motion Technologies	$712.7	$497.2	$140.7	$63.5	19.7%	12.8%
Industrial Process	416.2	420.6	62.5	27.4	15.0%	6.5%
Connect & Control Technologies	261.8	261.6	29.7	24.3	11.3%	9.3%
Eliminations	(0.7)	(1.4)	—	—	—	—
Total segment results	1,390.0	1,178.0	232.9	115.2	16.8%	9.8%
Asbestos-related benefit, net(a)	—	—	74.4	24.7	—	—
Other Corporate costs			(17.8)	(10.1)	—	—
Total Corporate and other benefit	—	—	56.6	14.6	—	—
Total	$1,390.0	$1,178.0	$289.5	$129.8	20.8%	11.0%
(a)The 2021 period includes a pre-tax gain of $88.8 resulting from the divestiture of the entity holding asbestos-related assets and liabilities. See Note 19, Commitments and Contingencies, for further information.

As of and for the Six Months Ended	Total Assets		Capital Expenditures		Depreciation & Amortization
	July 3, 2021	December 31, 2020	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Motion Technologies	$1,284.7	$1,202.3	$27.8	$22.9	$31.8	$29.2
Industrial Process	1,013.5	1,069.6	2.7	4.4	11.1	12.3
Connect & Control Technologies	717.1	720.5	3.9	6.2	11.3	11.7
Corporate(b)	447.0	1,285.2	0.7	0.8	3.0	1.3
Total	$3,462.3	$4,277.6	$35.1	$34.3	$57.2	$54.5
(b)The decrease in Corporate total assets as of July 3, 2021 is due to the divestiture of the entity holding asbestos-related assets and liabilities and the cash contribution to fund the divestiture. See Note 19, Commitments and Contingencies, for further information.
NOTE 4
REVENUE
The following table represents our revenue disaggregated by end market for the three and six months ended July 3, 2021 and June 27, 2020.

For the Three Months Ended July 3, 2021	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$334.2	$—	$—	$—	$334.2
Chemical and industrial pumps	—	167.7	—	—	167.7
Aerospace and defense	2.6	—	63.9	—	66.5
Oil and gas	—	46.2	8.9	—	55.1
General industrial	6.8	—	61.7	(0.4)	68.1
Total	$343.6	$213.9	$134.5	$(0.4)	$691.6

For the Six Months Ended July 3, 2021	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$698.2	$—	$—	$—	$698.2
Chemical and industrial pumps	—	327.4	—	—	327.4
Aerospace and defense	4.2	—	124.1	—	128.3
Oil and gas	—	88.8	17.4	—	106.2
General industrial	10.3	—	120.3	(0.7)	129.9
Total	$712.7	$416.2	$261.8	$(0.7)	$1,390.0

For the Three Months Ended June 27, 2020	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$195.6	$—	$—	$—	$195.6
Chemical and industrial pumps	—	158.6	—	—	158.6
Aerospace and defense	1.6	—	64.6	—	66.2
Oil and gas	—	34.7	7.7	—	42.4
General industrial	2.1	—	50.6	(0.8)	51.9
Total	$199.3	$193.3	$122.9	$(0.8)	$514.7

For the Six Months Ended June 27, 2020	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$488.0	$—	$—	$(0.1)	$487.9
Chemical and industrial pumps	—	320.1	—	—	320.1
Aerospace and defense	4.5	—	150.7	—	155.2
Oil and gas	—	100.5	15.5	—	116.0
General industrial	4.7	—	95.4	(1.3)	98.8
Total	$497.2	$420.6	$261.6	$(1.4)	$1,178.0
Contract Assets and Liabilities
Contract assets consist of unbilled amounts where revenue recognized exceeds customer billings, net of allowances for credit losses. Contract assets are included in other current assets and other non-current assets in our Consolidated Condensed Balance Sheet. Contract liabilities consist of advance payments and billings in excess of revenue recognized. Contract liabilities are included in accrued liabilities and other non-current liabilities in our Consolidated Condensed Balance Sheet. The following table represents our net contract assets and liabilities as of July 3, 2021 and December 31, 2020.

	July 3, 2021	December 31, 2020
Current contract assets, net	$14.4	$19.1
Non-current contract assets, net	0.3	—
Current contract liabilities	(39.5)	(56.2)
Non-current contract liabilities	(4.4)	(0.1)
Net contract liabilities	$(29.2)	$(37.2)
During the three and six months ended July 3, 2021, we recognized revenue of $15.8 and $37.7, respectively, related to contract liabilities as of December 31, 2020. The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of July 3, 2021 was $832.4. Of this amount, we expect to recognize approximately $560 to $580 of revenue during the remainder of 2021.

NOTE 5
RESTRUCTURING ACTIONS
We have initiated various restructuring actions throughout our businesses during the past two years, including the 2020 Global Restructuring Plan described below. There were no other restructuring actions considered individually significant. The following table summarizes the total restructuring costs presented separately in our Consolidated Condensed Statements of Operations for the three and six months ended July 3, 2021 and June 27, 2020.

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Severance and other employee-related	$—	$27.8	$2.4	$30.9
Asset write-offs	—	—	0.6	—
Other	0.1	0.1	0.7	0.1
Total restructuring costs	$0.1	$27.9	$3.7	$31.0
By segment:
Motion Technologies	$—	$14.0	$—	$14.0
Industrial Process	—	7.8	0.9	7.9
Connect & Control Technologies	0.1	5.2	2.5	6.7
Corporate and Other	—	0.9	0.3	2.4
The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Condensed Balance Sheet within accrued liabilities, for the six months ended July 3, 2021 and June 27, 2020.

	July 3, 2021	June 27, 2020
Beginning balance - January 1	$19.1	$7.5
Restructuring costs	4.4	31.7
Reversal of prior accruals	(0.7)	(0.7)
Cash payments	(7.2)	(9.6)
Asset write-offs	(0.6)	—
Foreign exchange translation and other	(0.5)	(0.2)
Ending balance	$14.5	$28.7
By accrual type:
Severance and other employee-related	$14.3	$28.3
Other	0.2	0.4

2020 Global Restructuring Plan
During 2020, we initiated an organizational-wide restructuring plan to reduce the overall cost structure of the Company primarily in response to a reduction in demand from the COVID-19 pandemic. Through July 3, 2021, we have recognized restructuring charges of $45.1, including $43.8 in 2020, which are primarily related to involuntary severance costs. We expect to incur additional restructuring charges of approximately $3 during the remainder of 2021 to complete this action. Cash payments during the six months ended July 3, 2021 were $6.5. The restructuring liability as of July 3, 2021 was $10.6, which we expect to be substantially paid during 2021, and is presented on our Consolidated Condensed Balance Sheet within accrued liabilities.

NOTE 6
INCOME TAXES

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Income tax expense (benefit)	$143.9	$(28.1)	$168.6	$(3.4)
Effective tax rate	78.6%	(153.6)%	57.3%	(2.7)%
The higher effective tax rate for the three and six months ended July 3, 2021 resulted from the Company recording tax expense on the reversal of previously recorded deferred tax assets of $116.9 resulting from the Company’s divestiture of the entity holding asbestos-related assets and liabilities (see Note 19, Commitments and Contingencies, for further information). In addition, the effective tax rate for the three and six months ended June 27, 2020 was lower due to tax benefits of $26.7 resulting from an internal restructuring in Europe. This reorganization resulted in a refined projection of future earnings, which will result in the realization of a portion of our deferred tax assets.
On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021 (ARPA), a $1.9 trillion COVID-19 stimulus legislation to accelerate the United States' recovery from the economic and health effects of the COVID-19 pandemic. ARPA builds upon many of the measures in the Coronavirus Aid, Relief, and Economic Security Act from March 2020 (the 2020 CARES Act) and the Consolidated Appropriations Act from December 2020. The Act extends the employee retention credit through the end of 2021 and maintains the credit per employee per quarter initially included in the Consolidated Appropriations Act. During the three and six months ended July 3, 2021, the Company recognized a benefit of $1.7 and $4.1 from the employee retention credit, and recognized a benefit of $7.2 during the second quarter of 2020. The benefit was recorded in operating income and related to the employer portion of payroll taxes. Certain non-U.S. jurisdictions have enacted similar stimulus measures. We continue to monitor any effects that may result from the ARPA and 2020 CARES Act or other similar legislation globally.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including the Czech Republic, Germany, Hong Kong, India, Italy, the U.S. and Venezuela. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could decrease by approximately $16 due to changes in audit status, expiration of statutes of limitations and other events. In addition, the settlement of any future examinations relating to the 2011 and prior tax years could result in changes in amounts attributable to the Company under its Tax Matters Agreement with Exelis Inc. and Xylem Inc. relating to the Company’s 2011 spin-off of those businesses.

NOTE 7
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT for the three and six months ended July 3, 2021 and June 27, 2020.

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Basic weighted average common shares outstanding	86.1	86.3	86.2	87.0
Add: Dilutive impact of outstanding equity awards	0.4	0.5	0.5	0.6
Diluted weighted average common shares outstanding	86.5	86.8	86.7	87.6
For the three and six months ended July 3, 2021, there were 0.0 and 0.1, respectively, of anti-dilutive shares related to equity stock unit awards excluded from the computation of diluted earnings per share. For the three and six months ended June 27, 2020, there were 0.2 and 0.2, respectively, of anti-dilutive shares.
NOTE 8
RECEIVABLES, NET

	July 3, 2021	December 31, 2020
Trade accounts receivable	$533.8	$492.5
Notes receivable	15.5	11.0
Other	16.9	19.1
Receivables, gross	566.2	522.6
Less: Allowance for credit losses - receivables	(12.8)	(15.1)
Receivables, net	$553.4	$507.5
The following table displays our allowance for credit losses for receivables and contract assets as of July 3, 2021 and December 31, 2020.

	July 3, 2021	December 31, 2020
Allowance for credit losses - receivables	$12.8	$15.1
Allowance for credit losses - contract assets	0.5	0.5
Total allowance for credit losses	$13.3	$15.6
The following table displays a rollforward of the total allowance for credit losses for the six months ended July 3, 2021 and June 27, 2020.

	July 3, 2021	June 27, 2020
Total allowance for credit losses - January 1	$15.6	$12.8
Impact of adoption of ASU 2016-13	—	1.7
(Recoveries) charges to income	(1.7)	8.6
Write-offs	(0.7)	(3.0)
Foreign currency and other	0.1	(0.1)
Total allowance for credit losses - ending balance	$13.3	$20.0

NOTE 9
INVENTORIES, NET

	July 3, 2021	December 31, 2020
Finished goods	$75.2	$63.1
Work in process	82.5	77.5
Raw materials	248.5	219.9
Inventories, net	$406.2	$360.5
NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS

	July 3, 2021	December 31, 2020
Advance payments and other prepaid expenses	$43.3	$39.6
Prepaid income taxes	23.3	29.0
Current contract assets, net	14.4	19.1
Asbestos-related assets (see Note 19)	—	91.0
Other	7.8	10.8
Other current assets	$88.8	$189.5
Other employee benefit-related assets	$116.5	$113.9
Operating lease right-of-use assets	80.0	87.3
Capitalized software costs	20.4	23.9
Equity method investments	12.4	11.7
Environmental-related assets	8.1	10.6
Other	25.6	24.6
Other non-current assets	$263.0	$272.0

NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET

	Useful life (in years)	July 3, 2021	December 31, 2020
Machinery and equipment	2 - 10	$1,207.3	$1,205.7
Buildings and improvements	5 - 40	270.5	273.9
Furniture, fixtures and office equipment	3 - 7	81.1	82.0
Construction work in progress		40.2	44.7
Land and improvements		33.7	34.6
Other		4.9	5.0
Plant, property and equipment, gross		1,637.7	1,645.9
Less: Accumulated depreciation		(1,135.0)	(1,120.8)
Plant, property and equipment, net		$502.7	$525.1
Depreciation expense of $21.5 and $20.7, and $42.9 and $41.2 was recognized in the three and six months ended July 3, 2021 and June 27, 2020, respectively.
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
NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill for the six months ended July 3, 2021 by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2020	$298.1	$365.4	$281.3	$944.8
Foreign exchange translation	(2.4)	(5.4)	(0.7)	(8.5)
Goodwill - July 3, 2021	$295.7	$360.0	$280.6	$936.3

Other Intangible Assets, Net
Information regarding our other intangible assets is as follows:

	July 3, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$162.9	$(107.9)	$55.0	$163.3	$(101.7)	$61.6
Proprietary technology	46.4	(25.2)	21.2	46.7	(23.4)	23.3
Patents and other	16.2	(13.2)	3.0	16.2	(11.5)	4.7
Finite-lived intangible total	225.5	(146.3)	79.2	226.2	(136.6)	89.6
Indefinite-lived intangibles	16.6	—	16.6	16.8	—	16.8
Other intangible assets	$242.1	$(146.3)	$95.8	$243.0	$(136.6)	$106.4
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
Amortization expense related to finite-lived intangible assets was $4.9 and $4.2, and $10.0 and $9.0 for the three and six months ended July 3, 2021 and June 27, 2020, respectively.
NOTE 13
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	July 3, 2021	December 31, 2020
Compensation and other employee-related benefits	$142.4	$137.3
Contract liabilities and other customer-related liabilities	60.2	73.7
Accrued income taxes and other tax-related liabilities	36.8	36.9
Accrued warranty costs	23.6	23.1
Operating lease liabilities	19.3	19.8
Environmental liabilities and other legal matters	14.8	19.1
Accrued restructuring costs	14.5	19.1
Asbestos-related liabilities(a)	10.4	91.4
Other	40.5	37.0
Accrued liabilities	$362.5	$457.4
Operating lease liabilities	$65.8	$72.4
Environmental liabilities	48.3	50.1
Compensation and other employee-related benefits	27.4	29.4
Deferred income taxes and other tax-related liabilities	12.0	11.9
Non-current maturities of long-term debt	11.4	13.0
Other	35.1	33.8
Other non-current liabilities	$200.0	$210.6
(a)As of July 3, 2021, the current liability represents transaction costs related to the divestiture of the entity holding asbestos-related assets and liabilities. See Note 19, Commitments and Contingencies, for further information.

NOTE 14
DEBT

	July 3, 2021	December 31, 2020
Commercial paper	$197.4	$104.3
Current maturities of long-term debt and finance leases	2.3	2.5
Commercial paper and current maturities of long-term debt	199.7	106.8
Non-current maturities of long-term debt	11.4	13.0
Total debt and finance leases	$211.1	$119.8
Commercial Paper
Commercial paper outstanding of $197.4 as of July 3, 2021 was issued through both the Company’s U.S. and Euro programs. Commercial paper outstanding under the U.S. program was $150.0, with a weighted average interest rate of 0.21%. Commercial paper outstanding under the Euro program was $47.4, with a weighted average negative interest rate of (0.44)%. Commercial paper outstanding of $104.3 as of December 31, 2020 was issued entirely under the Company’s Euro program and had a weighted average negative interest rate of (0.06)%. Outstanding commercial paper for both periods had maturity terms less than three months from the date of issuance.
Short-term Loans
On November 25, 2014, we entered into a competitive advance and revolving credit facility agreement (the 2014 Revolving Credit Agreement) with a consortium of third party lenders including JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent. During 2019, we extended the 2014 Revolving Credit Agreement maturity date to November 25, 2022. The 2014 Revolving Credit Agreement provides for an aggregate principal amount of up to $500 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, (ii) competitive advance borrowing option which will be provided on an uncommitted competitive advance basis through an auction mechanism (the competitive advances), and (iii) letters of credit for a face amount up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments in minimum amounts of $10. Borrowings under the credit facility are available in U.S. dollars, Euros or British pound sterling. We are permitted to request that lenders increase the commitments under the facility by up to $200 for a maximum aggregate principal amount of $700, however this is subject to certain conditions and therefore may not be available to us.
The interest rate per annum on the Revolving Credit Agreement is based on the LIBOR rate of the currency we borrow in, adjusted for statutory reserve requirements, plus a margin of 1.1%. As of July 3, 2021 and December 31, 2020, we had no outstanding obligations under the credit facility. There is a 0.15% fee per annum applicable to the commitments under the 2014 Revolving Credit Agreement. The fees and margin are subject to adjustment should the Company’s credit ratings change.
The 2014 Revolving Credit Agreement contains customary affirmative and negative covenants that, among other things, will limit or restrict our ability to: incur additional debt or issue guarantees; create liens; enter into certain sale and lease-back transactions; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. Additionally, the 2014 Revolving Credit Agreement requires us not to permit the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (leverage ratio) to exceed 3.00 to 1.00 at any time, or the ratio of consolidated EBITDA to consolidated interest expense (interest coverage ratio) to be less than 3.00 to 1.00. In the event of certain ratings downgrades of the Company to a level below investment grade, the direct and indirect significant U.S. subsidiaries of the Company would be required to guarantee the obligations under the credit facility.
As of July 3, 2021, our interest coverage ratio and leverage ratios associated with short-term loans were within the prescribed thresholds.
On April 29, 2020, we entered into two 364-day term revolving credit agreements totaling $200 (the Incremental Revolving Credit Agreements) which provided the Company with additional liquidity in excess of the Revolving Credit Agreement. The credit agreements expired in April 2021 and we did not renew the agreements. Borrowings were available in U.S. dollars and the interest rate per annum was based on the LIBOR rate, adjusted for statutory reserve requirements, plus a margin of up to 1.55%. The Incremental Revolving Credit Agreements were subject to fees of up to 0.35% per annum. The fees and margin were subject to adjustment should the Company’s credit ratings change. All other key provisions of the Incremental Revolving Credit Agreements mirrored those of the Revolving Credit Agreement described above, including all covenants. In addition, the Incremental Revolving Credit Agreements did not violate any negative covenants associated with the existing Revolving Credit Agreement.
Subsequent Event
On August 5, 2021, we refinanced our revolving credit facility agreement to replace the 2014 Revolving Credit Agreement with a syndicate of third party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). The 2014 Revolving Credit Agreement was terminated on August 5, 2021. The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700. The 2021 Revolving Credit Agreement provides for a potential increase of commitment of up to $350 for a possible maximum of $1,050 in aggregate commitments at the request of the Company and with the consent of the institutions providing such increase of commitments.
The 2021 Revolving Credit Agreement contains customary affirmative and negative covenants that, among other things, will limit or restrict our ability to: incur additional debt or issue guarantees; create certain liens; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. Additionally, the 2021 Revolving Credit Agreement requires us not to permit the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (leverage ratio) to exceed 3.50 to 1.00, with a qualified acquisition step up immediately following such qualified acquisition of 4.00 to 1.00 for four quarters, 3.75 to 1.00 for two quarters thereafter, and returning to 3.50 to 1.00 thereafter.
The interest rate per annum on the 2021 Revolving Credit Agreement is based on the LIBOR rate of the currency we borrow in, plus a margin of 1.1%, with applicable benchmark replacement rates for the currencies available when LIBOR is phased out as a result of the impending reference rate reform. There is a 0.15% fee per annum applicable to the commitments under the 2021 Revolving Credit Agreement. The margin and fees are subject to adjustment should the Company’s credit ratings change.
NOTE 15
POSTRETIREMENT BENEFIT PLANS
In the fourth quarter of 2020, the Company terminated its U.S. qualified pension plan by purchasing a group annuity contract from MassMutual Life Insurance Company (MassMutual), which fully assumed the responsibility for paying and administering pension benefits to approximately five thousand plan participants and their beneficiaries. In connection with the plan termination, the Company settled all future obligations under the plan by providing lump sum payments to eligible participants who elected to receive them, and by transferring the remaining projected benefit obligation to the insurance company. The termination was initially funded with plan assets of approximately $320 and cash of $8.4. During the second quarter of 2021, the funding was finalized, resulting in income of $3.4 presented within the interest and non-operating (income) expenses line in the Consolidated Statements of Operations.
The following table provides the components of net periodic benefit cost for pension plans and other employee-related benefit plans for the three and six months ended July 3, 2021 and June 27, 2020.

	July 3, 2021			June 27, 2020
For the Three Months Ended	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$0.3	$0.2	$0.5	$0.3	$0.2	$0.5
Interest cost	0.3	0.4	0.7	2.3	0.7	3.0
Expected return on plan assets	—	—	—	(2.1)	—	(2.1)
Amortization of prior service benefit	—	(1.2)	(1.2)	—	(1.3)	(1.3)
Amortization of net actuarial loss	0.5	0.6	1.1	1.7	0.8	2.5
Total net periodic benefit cost	$1.1	$—	$1.1	$2.2	$0.4	$2.6

	July 3, 2021			June 27, 2020
For the Six Months Ended	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$0.7	$0.4	$1.1	$0.6	$0.4	$1.0
Interest cost	0.5	0.9	1.4	4.6	1.4	6.0
Expected return on plan assets	—	—	—	(4.3)	—	(4.3)
Amortization of prior service benefit	—	(2.5)	(2.5)	—	(2.5)	(2.5)
Amortization of net actuarial loss	1.0	1.3	2.3	3.5	1.4	4.9
Total net periodic benefit cost	$2.2	$0.1	$2.3	$4.4	$0.7	$5.1

We made contributions to our global postretirement plans of $5.5 and $4.2 during the six months ended July 3, 2021 and June 27, 2020, respectively. We expect to make contributions of approximately $7 to $11 during the remainder of 2021, principally related to our other employee-related benefit plans.
Amortization from accumulated other comprehensive income into earnings related to prior service benefit and net actuarial loss was $0.0 and $0.9, and $0.0 and $1.8, net of tax, during the three and six months ended July 3, 2021 and June 27, 2020, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.
NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses. The following table provides the components of LTIP costs for the three and six months ended July 3, 2021 and June 27, 2020.

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Equity-based awards	$4.2	$3.3	$7.4	$5.8
Liability-based awards	0.2	0.5	1.1	(0.1)
Total share-based compensation expense	$4.4	$3.8	$8.5	$5.7
The change in share-based compensation expense for equity-based awards was primarily driven by the likelihood of achieving certain performance targets. The change in share-based compensation expense for liability-based awards is driven by the change in ITT’s stock price. At July 3, 2021, there was $28.3 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 1.9 years. Additionally, unrecognized compensation cost related to liability-based awards was $2.0, which is expected to be recognized ratably over a weighted-average period of 2.2 years.
Year-to-Date 2021 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and vest on the completion of a three-year service period. During the six months ended July 3, 2021, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.1	$85.07
Performance stock units (PSUs)	0.1	$84.27

During the six months ended July 3, 2021 and June 27, 2020, a nominal amount of non-qualified stock options were exercised resulting in proceeds of $0.5 and $0.1, respectively. During the six months ended July 3, 2021 and June 27, 2020, RSUs of 0.1 and 0.2, respectively, vested and were issued. During the six months ended July 3, 2021 and June 27, 2020, PSUs of 0.2 that vested on December 31, 2020 and 2019, respectively, were issued.
NOTE 17
CAPITAL STOCK
On October 27, 2006, our Board of Directors approved a three-year, $1,000 share repurchase program (the 2006 Plan), which it modified in 2008 to make the term indefinite. On October 30, 2019, the Board of Directors approved a new indefinite term $500 share repurchase program (the 2019 Plan). During the first quarter of 2020, we completed the 2006 Plan and commenced repurchases under the 2019 Plan. During the six months ended July 3, 2021 and June 27, 2020, we repurchased and retired 0.6 and 1.7 shares of common stock for $50.0 and $73.2, respectively, under these programs, including 1.4 shares and $61.9 in 2020, which fully exhausted the 2006 Plan.
Separate from the share repurchase program, the Company repurchased 0.1 and 0.2 shares during the six months ended July 3, 2021 and June 27, 2020, respectively, for an aggregate amount of $11.4 and $10.5, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs.
NOTE 18
ACCUMULATED OTHER COMPREHENSIVE LOSS

As of and for the Three Months Ended July 3, 2021	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
April 3, 2021	(55.9)	(253.5)	(309.4)
Net foreign currency translation adjustment	—	8.4	8.4
July 3, 2021	$(55.9)	$(245.1)	$(301.0)

As of and for the Six Months Ended July 3, 2021
December 31, 2020	$(55.9)	$(223.5)	$(279.4)
Net foreign currency translation adjustment	—	(21.6)	(21.6)
July 3, 2021	$(55.9)	$(245.1)	$(301.0)

As of and for the Three Months Ended June 27, 2020
March 28, 2020	(132.4)	(303.3)	(435.7)
Net change in postretirement benefit plans, net of tax	0.9	—	0.9
Net foreign currency translation adjustment	—	2.1	2.1
June 27, 2020	$(131.5)	$(301.2)	$(432.7)

As of and for the Six Months Ended June 27, 2020
December 31, 2019	$(133.3)	$(252.0)	$(385.3)
Net change in postretirement benefit plans, net of tax	1.8	—	1.8
Net foreign currency translation adjustment	—	(49.2)	(49.2)
June 27, 2020	$(131.5)	$(301.2)	$(432.7)

NOTE 19
COMMITMENTS AND CONTINGENCIES

From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Historically, these proceedings have alleged damages relating to asbestos and environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues and commercial or contractual disputes and acquisitions or divestitures. We will continue to defend vigorously against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, as well as our current reserves and insurance coverage, we do not expect that such legal proceedings will have a material adverse impact on our financial statements, unless otherwise noted below.
Asbestos Matters
Prior to the divestiture described below, former subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, have been sued, along with many other companies in product liability lawsuits alleging personal injury due to purported asbestos exposure. These claims generally allege that certain products sold by these entities or their subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. ITT LLC and Goulds Pumps LLC are wholly owned subsidiaries of InTelCo Management LLC (InTelCo), a former subsidiary of ITT.
On June 30, 2021, the Company entered into a Membership Interest Purchase Agreement (the Purchase Agreement) with Sapphire TopCo, Inc. (Buyer), a wholly owned subsidiary of Delticus HoldCo, L.P., which is a portfolio company of the private equity firm Warburg Pincus LLC. Under the Purchase Agreement, the Company transferred 100% of the equity interests of InTelCo to the Buyer, effective as of July 1, 2021, along with a cash contribution from the Company of $398. As InTelCo was the obligor for the Company's asbestos-related liabilities and policyholder of the related insurance assets through its subsidiaries ITT LLC and Goulds Pumps LLC, the rights and obligations related to these items transferred upon the sale. In addition, pursuant to the Purchase Agreement, the Buyer and InTelCo have indemnified the Company and its affiliates for asbestos-related liabilities and other product liabilities and the Company has indemnified InTelCo and its affiliates for all other historical liabilities of InTelCo. This indemnification is not subject to any cap or time limitation. In connection with the sale, the Company and its Board of Directors received a solvency opinion from an independent advisory firm that InTelCo was solvent and adequately capitalized after giving effect to the transaction.
Following the completion of the transfer, the Company no longer has any obligation with respect to pending and future asbestos claims. As such, InTelco has been deconsolidated from the financial results of the Company as we no longer maintain control of the entity. Therefore, all associated assets and liabilities are no longer reported on the consolidated balance sheet. The transaction resulted in a pre-tax gain of $88.8. Additionally, the Company recorded tax expense as a result of the reversal of previously recorded deferred tax assets of $116.9, resulting in an after-tax loss of $28.1 recorded in the second quarter of 2021.
The following is a summary of the impacts of the divestiture:

Cash and cash equivalents	$(398.0)
Current asbestos-related assets	(91.0)
Long-term asbestos-related assets	(310.4)
Accrued liabilities	91.2
Long-term asbestos-related liabilities	797.0
Gain on divestiture of asbestos-related assets and liabilities before income tax	$88.8
Less: income tax expense	116.9
Loss on divestiture of asbestos-related assets and liabilities, net of tax	$(28.1)

Asbestos-Related Costs (Benefit), Net

Prior to the divestiture of the entity holding asbestos-related assets and liabilities, the Company recognized an estimated asbestos liability for pending claims and claims expected to be filed in the future, including legal fees. In the third quarter of 2020, we extended the measurement period over which we estimate the asbestos liability to include pending claims and claims estimated to be filed through 2052, including legal fees, reflecting the full time period over which we expected claims to be filed against us. Previous estimates included pending claims and claims expected to be filed over the next 10 years. Additionally, prior to the divestiture of the entity holding asbestos-related assets and liabilities, the Company recorded an asbestos-related asset composed of probable insurance recoveries. The table below summarizes the total net asbestos charges (benefits) for the three and six months ended July 3, 2021 and June 27, 2020.

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Asbestos provision(a)	$12.0	$11.8	$14.4	$23.6
Gain on divestiture before income tax	(88.8)	—	(88.8)	—
Insurance settlement agreements(b)	—	4.2	—	(48.3)
Asbestos-related (benefit) costs, net	$(76.8)	$16.0	$(74.4)	$(24.7)
(a)Includes certain administrative costs such as legal-related costs for insurance asset recoveries and transaction costs related to the divestiture of the entity holding asbestos-related assets and liabilities. The asbestos provision for the three and six months ended June 27, 2020 includes amounts to maintain a rolling 10-year provision prior to the transition to a full horizon estimate.
(b)In March 2020, we finalized a settlement agreement with a group of insurers to settle responsibility for claims under certain insurance policies for a lump sum payment of $66.4, resulting in a benefit of $52.5. During June 2020, we entered into a settlement agreement with an insurer accelerating payments previously included in a buyout agreement, resulting in a loss of $4.2.
The following table provides a rollforward of the estimated asbestos liability and related assets for the six months ended July 3, 2021 and June 27, 2020.

	July 3, 2021			June 27, 2020
For the Six Months Ended	Liability	Asset	Net	Liability	Asset	Net
Beginning balance	$932.0	$444.7	$487.3	$817.6	$386.8	$430.8
Asbestos provision(a)	13.4	(1.0)	14.4	28.9	5.3	23.6
Insurance settlement agreements(b)	—	—	—	—	48.3	(48.3)
Net cash activity(a)	(46.8)	(42.3)	(4.5)	(42.7)	(35.1)	(7.6)
Divestiture of asbestos-related assets and liabilities	(888.2)	(401.4)	(486.8)	—	—	—
Ending balance	$10.4	$—	$10.4	$803.8	$405.3	$398.5
Current portion(c)	$10.4	$—		$85.9	$85.9
Noncurrent portion	$—	$—		$717.9	$319.4
(c)As of July 3, 2021, the current liability represents transaction costs related to the divestiture of the entity holding asbestos-related assets and liabilities.
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

The following table provides a rollforward of the estimated environmental liability for the six months ended July 3, 2021 and June 27, 2020.

For the Six Months Ended	July 3, 2021	June 27, 2020
Environmental liability - beginning balance	$58.3	$61.9
Change in estimates for pre-existing accruals:
Continuing operations	0.1	1.4
Discontinued operations	(0.1)	(1.6)
Accruals added during the period for new matters	1.0	—
Payments	(6.7)	(2.3)
Foreign currency	(0.1)	(0.1)
Environmental liability - ending balance	$52.5	$59.3
Environmental-related assets, including a Qualified Settlement Fund and estimated recoveries from insurance providers and other third parties, were $12.1 and $20.4 as of July 3, 2021 and June 27, 2020, respectively.
We are currently involved with 27 active environmental investigation and remediation sites. As of July 3, 2021, we have estimated the potential high-end liability range of environmental-related matters to be $91.8.
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.

NOTE 20
DERIVATIVE FINANCIAL INSTRUMENTS
From time to time, the Company may use derivative financial instruments, primarily foreign currency forward and option contracts, to mitigate exposure from foreign currency exchange rate fluctuations as it pertains to receipts from customers, payments to suppliers and intercompany transactions; as well as from commodity price fluctuations. We record derivatives at their fair value as either an asset or liability. For derivatives not designated as hedges, adjustments to reflect changes in the fair value of our derivatives are included in earnings. For cash flow hedges that qualify and are designated for hedge accounting, the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive loss and subsequently recognized in earnings when the hedged transaction affects earnings. Any ineffective portion is recognized immediately in earnings. As of July 3, 2021 and December 31, 2020, no derivatives were designated as hedges. Derivative contracts involve the risk of non-performance by the counterparty. The fair value of our foreign currency contracts are determined using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date.
As of July 3, 2021, the U.S. dollar equivalent notional value of outstanding foreign currency forward and option contracts, which are denominated in euros, was $100.5 and the fair value was $2.2, recorded within other current assets. There were no derivative contracts outstanding as of December 31, 2020. During the three and six months ended July 3, 2021, we recognized losses related to foreign currency derivatives not designated as hedges of $0.8 and $2.2, respectively, within general and administrative expenses. During the three and six months ended June 27, 2020, we recognized a gain of $0.3 and a loss of $3.8, respectively.
From time to time, we enter into call option contracts to mitigate exposure to commodity price fluctuations. As of July 3, 2021, call option contracts were nominal. There were no call option contracts outstanding as of December 31, 2020.
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative’s contractual terms and observable foreign exchange rates. The fair values of the derivatives summarized above are determined based on Level 2 inputs in the fair value hierarchy.

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
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three and six months ended June 27, 2020, unless stated otherwise.
COVID-19 Update:
The Company continues to respond to and recover from the challenges stemming from the COVID-19 pandemic, including managing significant market headwinds, supply chain disruptions and reduced availability of skilled labor. We are continuing to actively monitor the situation, including the current rise of the COVID-19 Delta variant, to assess the impact on our businesses and operations. In addition, we continue to work closely with our suppliers to minimize disruptions within our supply chain and to continue to deliver high quality products to our customers.
Future impacts of COVID-19 on our business and financials remain uncertain and will be dependent on the severity of a resurgence of COVID-19 or variant strains of the virus, including the Delta variant, the effectiveness of vaccines and people’s attitudes towards receiving them, and the overall duration of the pandemic. See Part I, Item 1A, “Risk Factors”, of our 2020 Annual Report, for an additional discussion of risk related to COVID-19.

Executive Summary
During the second quarter of 2021, we grew our revenue and expanded our margins across all three segments. The following table provides a summary of key performance indicators for the second quarter of 2021 as compared to the second quarter of 2020.

Summary of Key Performance Indicators for the Second Quarter of 2021
Revenue	Segment Operating Income	Segment Operating Margin	EPS
$692	$114	16.5%	$0.45
34% Increase	206% Increase	930bp Increase	15% Decrease
Organic Revenue	Adjusted Segment Operating Income	Adjusted Segment Operating Margin	Adjusted EPS
$666	$114	16.5%	$0.94
29% Increase	77% Increase	390bp Increase	65% Increase
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled “Key Performance Indicators and Non-GAAP Measures” for definitions and reconciliations between GAAP and non-GAAP metrics.
Our second quarter 2021 results include:
•Revenue of $691.6 increased $176.9, including favorable foreign exchange of $25.2. Organic revenue improved 29.5% primarily as a result of strong top-line growth from our Motion Technologies segment, which significantly outperformed the global automotive market. We also saw top line growth from our Industrial Process business driven by pump projects and our CCT business due to strength in connector sales.
•Segment operating income was $114.1, an increase of $76.8 over the prior year primarily driven by benefits from higher sales volume and prior year restructuring costs related to the 2020 Global Restructuring Plan. In addition, we realized benefits from net productivity and prior year cost actions. These items were partially offset by prior year actions to reduce discretionary spending, higher raw materials costs, and strategic growth investments.
•Income from continuing operations of $0.45 per diluted share decreased $0.08 versus last year, as higher segment operating income was more than offset by a $28.1 loss on divestiture of asbestos-related assets and liabilities during the quarter, a prior year income tax benefit of $28.1, and an increase in corporate and environmental costs of $10.5. Adjusted income from continuing operations, which excludes the impact from the sale of asbestos, was $0.94 per diluted share, an improvement of $0.37.
In terms of capital deployment, during the second quarter of 2021 we paid $398.0 to fund the divestiture of the entity holding asbestos-related assets and liabilities. This transaction, along with our successful U.S. pension plan termination executed in October 2020, positions us favorably for future growth and capital flexibility. In addition, we paid dividends of $19.0, which represents a 30% increase as compared to the second quarter of 2020.

DISCUSSION OF FINANCIAL RESULTS

	Three Months Ended				Six Months Ended
	July 3, 2021	June 27, 2020	Change		July 3, 2021	June 27, 2020	Change
Revenue	$691.6	$514.7	34.4%		$1,390.0	$1,178.0	18.0%
Gross profit	224.6	163.6	37.3%		453.6	373.0	21.6%
Gross margin	32.5%	31.8%	70	bp	32.6%	31.7%	90	bp
Operating expenses(a)	45.0	143.1	(68.6)%		164.1	243.2	(32.5)%
Operating expense to revenue ratio	6.5%	27.8%	(2,130)	bp	11.8%	20.6%	(880)	bp
Operating income(a)	179.6	20.5	776.1%		289.5	129.8	123.0%
Operating margin	26.0%	4.0%	2,200	bp	20.8%	11.0%	980	bp
Interest and non-operating (income) expenses, net	(3.5)	2.2	(259.1)%		(4.8)	2.8	(271.4)%
Income tax expense (benefit)	143.9	(28.1)	(612.1)%		168.6	(3.4)	**
Effective tax rate	78.6%	(153.6)%	**		57.3%	(2.7)%	6,000	bp
Income from continuing operations attributable to ITT Inc.	39.0	46.4	(15.9)%		125.2	130.1	(3.8)%
Net income attributable to ITT Inc.	39.0	48.0	(18.8)%		125.2	132.8	(5.7)%
** Resulting percentage or basis point change not considered meaningful.
(a)    Operating expenses and operating income for the three and six months ended July 3, 2021 include the impact of the divestiture of the entity holding asbestos-related assets and liabilities. See Operating Expenses section below for further information.
REVENUE
The following table illustrates the revenue derived from each of our segments for the three and six months ended July 3, 2021 and June 27, 2020.

For the Three Months Ended	July 3, 2021	June 27, 2020	Change	Organic Growth (Decline)(a)
Motion Technologies	$343.6	$199.3	72.4%	63.6%
Industrial Process	213.9	193.3	10.7%	7.7%
Connect & Control Technologies	134.5	122.9	9.4%	8.0%
Eliminations	(0.4)	(0.8)
Total Revenue	$691.6	$514.7	34.4%	29.5%

For the Six Months Ended	July 3, 2021	June 27, 2020	Change	Organic Growth (Decline)(a)
Motion Technologies	$712.7	$497.2	43.3%	35.7%
Industrial Process	416.2	420.6	(1.0)%	(3.1)%
Connect & Control Technologies	261.8	261.6	0.1%	(1.4)%
Eliminations	(0.7)	(1.4)
Total Revenue	$1,390.0	$1,178.0	18.0%	13.7%
(a)See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Motion Technologies (MT)
MT revenue for the three and six months ended July 3, 2021 increased $144.3 and $215.5, respectively. Excluding the impact of favorable foreign currency translation of $17.5 and $37.8 for the three and six months ended July 3, 2021, organic revenue increased $126.8 and $177.7, respectively. Sales from our Friction business grew 83% and 43%, respectively, during the three and six month periods driven by a strong automotive recovery and significant outperformance versus global automotive production rates. Wolverine sales improved 58% and 29%, respectively, during the three and six month periods due to growth in sealings and OE shims. KONI & Axtone sales increased 4% and 5%, respectively, during the three and six month periods, primarily due to strength in automotive, partially offset by a decline in rail.
The automotive industry is currently experiencing a global semiconductor supply shortage. This shortage has created supply chain disruptions for our automotive OEM customers, resulting in temporary declines in production. As a result, demand for our OEM brake pads and parts may be adversely affected until the shortage is resolved. While this shortage has had and may continue to have a negative impact on revenue, we continue to significantly outperform global automotive production rates which has resulted in our ability to grow revenue versus prior year and 2019.
Industrial Process (IP)
IP revenue increased $20.6 for the three months ended July 3, 2021, and decreased $4.4 for the six months ended July 3, 2021. Both periods included favorable foreign currency translation impacts of $5.8 and $8.6, respectively. Organic revenue increased by $14.8 during the three month period, primarily driven by growth in pump projects of 52% due to strength in the oil and gas, chemical, and general industrial markets. This was partially offset by a decline in service revenue.
Organic revenue for the six month period decreased by $13.0, primarily driven by declines in our short-cycle business of 8% due to decreases in service revenue and baseline pumps. This decline was partially offset by growth in pump projects of 18%.
The level of order and shipment activity at IP can vary significantly from period to period due to pump projects which are highly engineered, customized to customer needs, and have longer lead times. Total orders during the six months ended July 3, 2021 were $446.7, an increase of 6.1% as compared to the prior year period. Backlog as of July 3, 2021 was $383.9, an increase of $16.5, or 4.5%, as compared to December 31, 2020. Our backlog represents firm orders that have been received, acknowledged, and entered into our production systems.
Connect & Control Technologies (CCT)
CCT revenue for the three and six months ended July 3, 2021 increased $11.6 and $0.2, respectively, which included favorable foreign currency translation of $1.8 and $3.8, respectively. Organic revenue increased $9.8 during the three month period primarily driven by increases in connector sales of 17%, with particular strength in the industrial market. This was partially offset by declines in the aerospace and defense market of 2% for the quarter.
Organic revenue decreased $3.6 during the six month period primarily driven by declines in the aerospace and defense market of 16% due to continued challenges in the commercial aerospace market resulting from the COVID-19 pandemic. This was partially offset by a 19% increase in connector sales within the industrial market. Recently, there has been an increase in commercial air travel and production levels by OEMs; however, due to high levels of OEM inventory, we do not expect to see a significant improvement in sales until early 2022.

GROSS PROFIT
Gross profit for the three months ended July 3, 2021 and June 27, 2020 was $224.6 and $163.6, respectively, reflecting a gross margin of 32.5% and 31.8%, respectively. Gross profit for the six months ended July 3, 2021 and June 27, 2020 was $453.6 and $373.0, respectively, reflecting a gross margin of 32.6% and 31.7%, respectively. The increase in gross profit was primarily driven by higher sales volume and net productivity savings, including the benefit of cost actions executed in 2020. These items were partially offset by an increase in raw material prices, primarily driven by the supply of steel, copper, and tin.
Since 2020, the cost of raw materials, including commodities such as steel, used in our production processes has increased. The rising prices are mainly a result of increased demand fueled by economic recovery from the COVID-19 pandemic as well as lower supply since global production capacity was cut in 2020. The impact of higher commodity prices on our financial results during the second quarter of 2021 was partially mitigated by fixed-price supply contracts with suppliers. The expiration of these fixed-price contracts, potential continued raw materials inflation, and supply constraints are expected to have an increasingly unfavorable impact on our second half financial results. We expect to be able to offset some of this impact through price increases and net productivity savings.
The manufacturing industry is also currently experiencing a skilled labor shortage. This shortage has created difficulties for the Company in meeting customer demand and in managing the labor costs of our factory workers. Accordingly, our revenue, gross profit, and operating expenses at each of our businesses may be negatively impacted if we are unable to timely fulfill our customer orders; or if our labor costs, including costs related to attracting and retaining skilled workers, increase substantially in order to meet our customer demand. At this time, we do not expect this shortage to have a material impact on our financial results.
OPERATING EXPENSES

	Three Months Ended			Six Months Ended
	July 3, 2021	June 27, 2020	Change	July 3, 2021	June 27, 2020	Change
General and administrative expenses	$60.2	$44.6	35.0%	$112.3	$101.7	10.4%
Sales and marketing expenses	38.3	35.7	7.3%	75.0	77.3	(3.0)%
Research and development expenses	23.2	18.9	22.8%	47.5	41.6	14.2%
Asbestos-related (benefit) costs, net	(76.8)	16.0	(580.0)%	(74.4)	(24.7)	(201.2)%
Restructuring costs	0.1	27.9	(99.6)%	3.7	31.0	(88.1)%
Asset impairment charges	—	—	—%	—	16.3	**
Total operating expenses	$45.0	$143.1	(68.6)%	$164.1	$243.2	(32.5)%
Total Operating Expenses By Segment:
Motion Technologies	$41.4	$43.6	(5.0)%	$83.0	$79.8	4.0%
Industrial Process	39.7	50.8	(21.9)%	76.0	113.6	(33.1)%
Connect & Control Technologies	29.4	31.7	(7.3)%	61.7	64.3	(4.0)%
Corporate & Other	(65.5)	17.0	(485.3)%	(56.6)	(14.5)	(290.3)%
** Resulting percentage change not considered meaningful.
General and administrative (G&A) expenses for the three and six months ended July 3, 2021 increased $15.6 and $10.6, respectively. The increase was primarily due to higher incentive-based compensation as well as prior year actions taken in response to the COVID-19 pandemic. Prior year actions included a temporary reduction in executive compensation and suspension of select 401(k) benefits for certain U.S. employees that have since been reinstated. Last year, we also benefited from higher employee retention credits for the three and six month periods, in connection with the 2020 CARES Act. In addition, environmental costs in the current year were higher by $5.3 and $5.0, respectively, primarily due to prior year insurance-related recoveries. The increase was partially offset by a decline in bad debt expense.
Sales and marketing expenses increased $2.6 for the three months ended July 3, 2021 primarily driven by prior year benefits from discretionary spending reductions and temporary personnel cost actions taken in response to the COVID-19 pandemic. Sales and marketing expenses decreased $2.3 for the six months ended July 3, 2021 reflecting net year-to-date savings from our cost actions initiated during the second quarter of 2020.

Research and development expenses for the three and six months ended July 3, 2021 increased $4.3 and $5.9, respectively, due to our continued focus on strategic investments to drive future growth.
Asbestos-related matters resulted in a net benefit of $76.8 and $74.4 for the three and six months ended July 3, 2021, respectively, due to the recognition of a pre-tax gain of $88.8 from the divestiture of the entity holding asbestos-related assets and liabilities. Asbestos-related matters for the six months ended June 27, 2020 benefited from a $52.5 insurance settlement gain. See Note 19, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.
Restructuring costs decreased $27.8 and $27.3, respectively, during the three and six months ended July 3, 2021. Restructuring costs recorded during the prior year were primarily related to cost actions taken as part of our 2020 Global Restructuring Plan, which is an organizational-wide restructuring plan to reduce the overall cost structure of the Company in response to a reduction in demand from the COVID-19 pandemic. See Note 5, Restructuring Actions, to the Consolidated Condensed Financial Statements for further information.
Asset impairment charges for the six months ended June 27, 2020 were related to a business within IP that primarily serves the global upstream oil and gas market. See Note 11, Plant, Property and Equipment, net, and Note 12, Goodwill and Other intangible assets, net, to the Consolidated Condensed Financial Statements for further information.
OPERATING INCOME

	Three Months Ended				Six Months Ended
	July 3, 2021	June 27, 2020	Change		July 3, 2021	June 27, 2020	Change
Motion Technologies	$64.7	$10.4	522.1%		$140.7	$63.5	121.6%
Industrial Process	31.5	18.5	70.3%		62.5	27.4	128.1%
Connect & Control Technologies	17.9	8.4	113.1%		29.7	24.3	22.2%
Segment operating income	114.1	37.3	205.9%		232.9	115.2	102.2%
Asbestos-related benefit (costs), net	76.8	(16.0)	**		74.4	24.7	201.2%
Other corporate costs	(11.3)	(0.8)	**		(17.8)	(10.1)	76.2%
Total corporate and other benefit (costs), net	65.5	(16.8)	**		56.6	14.6	287.7%
Total operating income	$179.6	$20.5	776.1%		$289.5	$129.8	123.0%
Operating margin:
Motion Technologies	18.8%	5.2%	1,360	bp	19.7%	12.8%	690	bp
Industrial Process	14.7%	9.6%	510	bp	15.0%	6.5%	850	bp
Connect & Control Technologies	13.3%	6.8%	650	bp	11.3%	9.3%	200	bp
Segment operating margin	16.5%	7.2%	930	bp	16.8%	9.8%	700	bp
Consolidated operating margin	26.0%	4.0%	2,200	bp	20.8%	11.0%	980 bp
** Resulting percentage change not considered meaningful.
MT operating income for the three and six months ended July 3, 2021 increased $54.3 and $77.2, respectively, primarily driven by higher sales volume of $52.9 and $76.4 and prior year restructuring costs of $14.0 related to the 2020 Global Restructuring Plan. In addition, we benefited from net productivity and prior year cost actions, along with favorable foreign exchange of $2.7 and $6.1. Operating income growth was partially offset by unfavorable raw material costs and strategic growth investments.
IP operating income for the three and six months ended July 3, 2021 increased $13.0 and $35.1, respectively, driven by higher prior year restructuring costs related to the 2020 Global Restructuring Plan. In addition, we benefited from net productivity, savings from prior year cost actions, and a decline in bad debt expense. Second quarter volume benefits were offset by unfavorable product mix due to higher pump project sales. The prior year six month period also includes an asset impairment expense of $16.3 related to a business that mainly serves the global upstream oil and gas market.
CCT operating income for the three and six months ended July 3, 2021 increased $9.5 and $5.4, respectively, driven by prior year restructuring costs related to the 2020 Global Restructuring Plan, as well as net productivity and savings from prior year cost actions.

Other corporate costs for the three and six months ended July 3, 2021 increased $10.5 and $7.7, respectively. The increase for both periods was primarily driven by unfavorable environmental-related costs of $5.3 and $5.0, respectively, associated with prior year insurance-related recoveries, higher personnel costs driven by performance-based incentive compensation, as well as prior year actions taken in response to the COVID-19 pandemic. Prior year actions included a temporary reduction in executive compensation and suspension of select 401(k) benefits that have since been reinstated. These items were partially offset by a decrease in restructuring expense.
INTEREST AND NON-OPERATING EXPENSES AND INCOME, NET

	Three Months Ended			Six Months Ended
	July 3, 2021	June 27, 2020	Change	July 3, 2021	June 27, 2020	Change
Interest and non-operating (income) expenses, net	$(3.5)	$2.2	(259.1)%	$(4.8)	$2.8	(271.4)%
The change for the three and six months ended July 3, 2021 was primarily due to a $3.4 gain from the final pricing adjustment related to the termination of our U.S. qualified pension plan. We also benefited from a decline in postretirement-related costs mainly resulting from the plan termination.
INCOME TAX EXPENSE

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Income tax expense (benefit)	$143.9	$(28.1)	$168.6	$(3.4)
Effective tax rate	78.6%	(153.6)%	57.3%	(2.7)%
The higher effective tax rate for the three and six months ended July 3, 2021 resulted from the Company recording tax expense on the reversal of previously recorded deferred tax assets of $116.9 resulting from the Company’s divestiture of the entity holding asbestos-related assets and liabilities (see Note 19, Commitments and Contingencies, for further information). In addition, the effective tax rate for the three and six months ended June 27, 2020 was lower due to tax benefits of $26.7 resulting from an internal restructuring in Europe. This reorganization resulted in a refined projection of future earnings, which will result in the realization of a portion of our deferred tax assets.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We plan to continue to transfer cash between certain international subsidiaries and the U.S. when it is cost effective to do so. We will also continue to support growth and expansion in markets outside of the U.S. through the development of products, increased capital spending, and potential foreign acquisitions. During the six months ended July 3, 2021, we had net cash distributions from foreign countries to the U.S. of $44.3. During the year ended December 31, 2020, we had net cash distributions from foreign countries to the U.S. of $498.2. The timing and amount of any additional future distributions remains under evaluation based on our jurisdictional cash needs.
The Company also continues to evaluate the various global governmental programs instituted in response to COVID-19, including the American Rescue Plan Act of 2021 (ARPA). ARPA builds upon many of the measures in the CARES Act from March 2020 and the Consolidated Appropriations Act from December 2020. ARPA and various global programs in the jurisdictions in which we operate generally provide for employee retention credits, workforce incentives, and incentive financing programs backed by governmental agencies. During the three and six months ended July 3, 2021, the Company recognized a benefit of $1.7 and $4.1 from the employee retention credit, and recognized a benefit of $7.2 during the second quarter of 2020. The benefit was recorded in operating income and related to the employer portion of payroll taxes. Certain non-U.S. jurisdictions have enacted similar stimulus measures. As of July 3, 2021, we have not incurred any borrowings under governmental loan programs. We continue to monitor any effects that may result from the ARPA and 2020 CARES Act or other similar legislation globally.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the second quarter of 2021, we declared a dividend of $0.22 per share for shareholders of record on June 21, 2021, which was a 30% increase from the quarterly dividends declared in 2020. Dividend payments for the six months ended July 3, 2021 amounted to $38.1.
During the first quarter of 2020, we completed our $1,000 share repurchase plan approved in 2006 and commenced repurchases under the $500 share repurchase plan approved in 2019. During the six months ended July 3, 2021 and June 27, 2020, we repurchased and retired 0.6 and 1.7 shares of common stock for $50.0 and $73.2, respectively, under our share repurchase plans. Separate from our share repurchase plans, the Company repurchased 0.1 and 0.2 shares during the six months ended July 3, 2021 and June 27, 2020, respectively, for an aggregate price of $11.4 and $10.5, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs. All repurchased shares are canceled immediately following the repurchases.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding. Commercial paper outstanding of $197.4 as of July 3, 2021 was issued through both the Company’s U.S. and Euro programs. Commercial paper outstanding under the U.S. program was $150.0, with a weighted average interest rate of 0.21%, and was used to partially fund the divestiture of the entity holding asbestos-related assets and liabilities (see Note 19, Commitments and Contingencies). Commercial paper outstanding under the Euro program was $47.4, with a weighted average negative interest rate of (0.44)%. Commercial paper outstanding of $104.3 as of December 31, 2020 was issued entirely under the Company’s Euro program and had a weighted average negative interest rate of (0.06)%. All outstanding commercial paper for both periods had maturity terms less than three months from the date of issuance.

Revolving Credit Agreements
We had maintained access to a $500 competitive advance and revolving credit facility under agreement with a consortium of third party lenders (the 2014 Revolving Credit Agreement). As of July 3, 2021 and December 31, 2020, we had no outstanding borrowings under the 2014 Revolving Credit Agreement. In August 2021, we entered into a new Revolving Credit Agreement with a syndicate of third party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement) to replace the 2014 Revolving Credit Agreement, which was to mature in November 2022 and was terminated on August 5, 2021. The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, and (ii) letters of credit for a face amount up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments by a minimum aggregate amount of $10 or any whole multiple of $1 in excess thereof. Borrowings under the credit facility are available in U.S. dollars, Euros, British pound sterling or any other currency that may be requested by us, subject to the approval of the administrative agent and each lender. We are permitted to request that lenders increase the commitments under the facility by up to $350 for a maximum aggregate principal amount of $1,050; however, this is subject to certain conditions and therefore may not be available to us.
On April 29, 2020, we entered into two 364-day revolving credit agreements totaling $200 (the Incremental Revolving Credit Agreements) which provided the Company with additional liquidity in excess of the 2014 Revolving Credit Agreement. The Incremental Revolving Credit Agreements expired in April 2021 and we did not renew the agreements.
See Note 14, Debt, to the Consolidated Condensed Financial Statements for further information.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from or used in operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations, for the six months ended July 3, 2021 and June 27, 2020.

For the Six Months Ended	July 3, 2021	June 27, 2020
Operating activities	$(231.6)	$203.1
Investing activities	(34.7)	(37.1)
Financing activities	(5.1)	41.2
Foreign exchange	(9.2)	(0.2)
Total net cash (used in) provided by continuing operations	(280.6)	207.0
Net cash (used in) provided by discontinued operations	(0.2)	0.1
Net change in cash and cash equivalents	$(280.8)	$207.1
Operating Activities
The decrease in net cash from operating activities of $434.7 was primarily due to cash paid of $398.0 during the second quarter of 2021 to fund the divestiture of the entity holding asbestos-related assets and liabilities and higher income tax payments of $31.6. In addition, we made investments in working capital to support sales growth. These items were partially offset by an increase in segment operating income.
Investing Activities
The decrease in net cash used in investing activities was driven by a prior year payment of $4.7 related to our 2019 acquisition of Rheinhütte. Capital expenditures were $35.1 and $34.3 for the six months ended 2021 and 2020, respectively.
Financing Activities
The decrease in net cash from financing activities of $46.3 was primarily driven by prior year revolver borrowings, net of repayments, of $89.6 and an increase in dividends paid of $23.5. These items were partially offset by an increase in net commercial paper borrowings of $44.4 and a decline in repurchases of ITT common stock of $22.3.

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
•“Organic revenue” is defined as revenue, excluding the impacts of foreign currency fluctuations and acquisitions. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Management believes that reporting organic revenue provides useful information to investors by facilitating comparisons of our revenue performance with prior and future periods and to our peers.
A reconciliation of revenue to organic revenue for the three and six months ended July 3, 2021 is provided below.

Three Months Ended July 3	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2021 Revenue	$343.6	$213.9	$134.5	$(0.4)	$691.6
Foreign currency translation	(17.5)	(5.8)	(1.8)	(0.1)	(25.2)
2021 Organic revenue	$326.1	$208.1	$132.7	$(0.5)	$666.4
2020 Revenue	$199.3	$193.3	$122.9	$(0.8)	$514.7
Organic growth	126.8	14.8	9.8	0.3	151.7
Percentage change	63.6%	7.7%	8.0%		29.5%

Six Months Ended July 3
2021 Revenue	$712.7	$416.2	$261.8	$(0.7)	$1,390.0
Foreign currency translation	(37.8)	(8.6)	(3.8)	—	(50.2)
2021 Organic revenue	$674.9	$407.6	$258.0	$(0.7)	$1,339.8
2020 Revenue	$497.2	$420.6	$261.6	$(1.4)	$1,178.0
Organic growth (decline)	177.7	(13.0)	(3.6)	0.7	161.8
Percentage change	35.7%	(3.1)%	(1.4)%		13.7%

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
A reconciliation of operating income to adjusted operating income for the three and six months ended July 3, 2021 and June 27, 2020 is provided below.

Three Months Ended July 3, 2021	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income	$64.7	$31.5	$17.9	$114.1	$65.5	$179.6
Asbestos-related benefit, net(a)	—	—	—	—	(76.8)	(76.8)
Restructuring costs	—	—	0.1	0.1	—	0.1
Other(b)	—	—	—	—	0.6	0.6
Adjusted operating income (loss)	$64.7	$31.5	$18.0	$114.2	$(10.7)	$103.5
Adjusted operating margin	18.8%	14.7%	13.4%	16.5%		15.0%

Six Months Ended July 3, 2021
Operating income	$140.7	$62.5	$29.7	$232.9	$56.6	$289.5
Asbestos-related benefit, net(a)	—	—	—	—	(74.4)	(74.4)
Restructuring costs	—	0.9	2.5	3.4	0.3	3.7
Other(b)	—	—	—	—	1.7	1.7
Adjusted operating income (loss)	$140.7	$63.4	$32.2	$236.3	$(15.8)	$220.5
Adjusted operating margin	19.7%	15.2%	12.3%	17.0%		15.9%

Three Months Ended June 27, 2020	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income (loss)	$10.4	$18.5	$8.4	$37.3	$(16.8)	$20.5
Restructuring costs	14.0	7.8	5.2	27.0	0.9	27.9
Asbestos-related costs, net(a)	—	—	—	—	16.0	16.0
Other(c)	—	0.2	0.1	0.3	(0.6)	(0.3)
Adjusted operating income (loss)	$24.4	$26.5	$13.7	$64.6	$(0.5)	$64.1
Adjusted operating margin	12.2%	13.7%	11.1%	12.6%		12.5%

Six Months Ended June 27, 2020
Operating income	$63.5	$27.4	$24.3	$115.2	$14.6	$129.8
Restructuring costs	14.0	7.9	6.7	28.6	2.4	31.0
Asbestos-related benefit, net(a)	—	—	—	—	(24.7)	(24.7)
Asset impairment charges(d)	—	16.3	—	16.3	—	16.3
Other(c)	—	0.5	0.2	0.7	(0.3)	0.4
Adjusted operating income (loss)	$77.5	$52.1	$31.2	$160.8	$(8.0)	$152.8
Adjusted operating margin	15.6%	12.4%	11.9%	13.7%		13.0%
(a)See Note 19, Commitments and Contingencies, for further information.
(b)Includes accelerated amortization of an intangible asset.
(c)Primarily includes acquisition-related costs and a gain on sale of excess property.
(d)Asset impairment charges are related to a business within IP that primarily serves the global upstream oil and gas market.

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
A reconciliation of income from continuing operations to adjusted income from continuing operations, for the three and six months ended July 3, 2021 and June 27, 2020 is provided below.

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Income from continuing operations attributable to ITT Inc.	$39.0	$46.4	$125.2	$130.1
Net asbestos-related costs (benefit), net of tax expense (benefit) of $114.0, ($3.5), $113.5 and $5.4, respectively(a)	37.2	12.5	39.1	(19.3)
Tax-related special items(b)	7.6	(31.2)	7.6	(33.2)
Restructuring costs, net of tax benefit of $0.1, $6.8, $0.6 and $7.6, respectively	—	21.1	3.1	23.4
Asset impairment charges, net of tax benefit of $0.0, $0.0, $0.0 and $0.1, respectively(c)	—	—	—	16.2
Other, net of tax expense (benefit) of $0.7, ($0.2), $0.4 and ($0.6), respectively(d)	(2.1)	0.9	(1.3)	2.6
Adjusted income from continuing operations	$81.7	$49.7	$173.7	$119.8
Income from continuing operations attributable to ITT Inc. per diluted share (EPS)	$0.45	$0.53	$1.44	$1.49
Adjusted EPS	$0.94	$0.57	$2.00	$1.37
(a)See Note 19, Commitments and Contingencies, for further information.
(b)Tax-related special items primarily reflect the impacts of valuation allowances.
(c)Asset impairment charges are related to a business within IP that primarily serves the global upstream oil and gas market.
(d)Other special items for the quarterly and year-to-date periods of 2021 include a benefit from finalization of the U.S. Qualified pension plan termination funding and accelerated amortization of an intangible asset. Other special items for the quarterly and year-to-date periods of 2020 primarily include costs associated with the termination of U.S. Qualified pension plan.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2, Recent Accounting Pronouncements, to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The Company believes the most complex and sensitive judgments, because of their significance to the Consolidated Condensed Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Annual Report describes the critical accounting estimates that are used in the preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no material changes concerning the Company’s critical accounting estimates as described in our 2020 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2020 Annual Report. See Note 20, Derivative Financial Instruments, to the Consolidated Condensed Financial Statements for information on the Company’s use of derivative financial instruments to mitigate exposure from foreign currency exchange rate fluctuations and commodity price fluctuations.
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
There have been no changes in our internal control over financial reporting during the period covered by this Report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. For a discussion of legal proceedings, see Note 19, Commitments and Contingencies to the Consolidated Condensed Financial Statements.
As described in Note 19, Commitments and Contingencies, on July 1, 2021, we completed the divestiture of InTelCo Management LLC (InTelCo), a former subsidiary which held our asbestos-related assets and liabilities. In connection with the divestiture, we contributed approximately $398 to InTelCo. Pursuant to the purchase agreement, the buyer and InTelCo agreed to indemnify the Company and its affiliates for all asbestos-related and other product liabilities, while the Company agreed to indemnify InTelCo and its affiliates for all other historical liabilities of InTelCo, which includes any losses with respect to release of, or exposure to, hazardous materials. These indemnification obligations are not subject to any cap or time limitation. As a result of the divestiture, we believe we have resolved our involvement in material legal proceedings related to asbestos exposure.
ITEM 1A. RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of our 2020 Annual Report, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report, other than our risk factor regarding exposure to legacy asbestos claims and related assets, liabilities and cash flows that no longer applies to the Company after the divestiture of the entity holding asbestos-related assets and liabilities as discussed in Note 19, Commitments and Contingencies to the Consolidated Condensed Financial Statements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer and affiliated purchasers
On October 30, 2019, the Board of Directors approved an indefinite term $500 share repurchase program (the 2019 Plan). We intend to utilize the 2019 Plan in a manner that is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisition, while also providing cash returns to shareholders.
We did not make any share repurchases of our common stock during the quarter ended July 3, 2021. We routinely receive shares of our common stock as payment for the withholding of taxes due on vested restricted stock awards from stock-based compensation program participants. As of July 3, 2021, approximately $438.7 remains available under the 2019 Plan.
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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were €2.2 million euros and €1.5 million euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of €1.3 million euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through July 3, 2021, however, Bornemann did pay fees of approximately €5 thousand euros during the six months ended July 3, 2021 and approximately €11 thousand euros during 2020 to the German financial institution which is maintaining the Bond.
ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

(2.1)
Membership Interest Purchase Agreement, dated as of June 30, 2021, among ITT Inc., InTelCo Management LLC, and Sapphire TopCo, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 1, 2021)*

(10.1)	Credit Agreement, dated August 5, 2021 among ITT Inc. and Other Parties Signatory Thereto

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Condensed Financial Statements, and (vii) Cover Page

(104)	The cover page from the Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, formatted in Inline XBRL (included in Exhibit 101).
*Schedules to this Exhibit were omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of such schedules and exhibits, or any section thereof, upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ John Capela
John Capela
Chief Accounting Officer
(Principal Accounting Officer)
August 6, 2021