Form 10-Q
period 2021-10-02
ITT Inc.
filed 2021-11-04
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-05672
ITT INC.

State of Indiana	81-1197930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1133 Westchester Avenue, White Plains, NY 10604
(Principal Executive Office)
Telephone Number: (914) 641-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	ITT	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of November 2, 2021, there were 85.6 million shares of Common Stock (par value $1.00 per share) of the issuer outstanding.

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
Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:
•impacts on our business due to the COVID-19 pandemic, including:
◦variant strains of the virus, as well as the timing, effectiveness and availability of, and people’s receptivity to, vaccines or other medical remedies;
◦disruptions to our operations and demand for our products, increased costs, disruption of supply chain and other constraints in the availability of key commodities and other necessary services;
◦government-mandated site closures, employee illness, skilled labor shortages, the impact of potential travel restrictions, stay-in-place restrictions, and vaccination requirements on our business and workforce; and
◦customer and supplier bankruptcies, impacts to the global economy and financial markets, and liquidity challenges in accessing capital markets;
•uncertain global economic and capital markets conditions, including those due to COVID-19, trade disputes between the U.S. and its trading partners, the new U.S. administration, political and social unrest, and the availability and fluctuations in prices of steel, oil, copper, and other commodities;
•volatility in raw material prices and our suppliers’ ability to meet quality and delivery requirements;
•fluctuations in our effective tax rate, including as a result of possible tax reform legislation in the U.S.;
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
•risks related to government contracting, including changes in levels of government spending and regulatory and contractual requirements applicable to sales to the U.S. government, including the impact of the COVID-19 vaccine mandate on our ability to continue to participate in federal contracting;
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
•failure to comply with the U.S. Foreign Corrupt Practices Act (or other applicable anti-corruption legislation), export controls and trade sanctions, including tariffs;
•risk of product liability claims and litigation; and
•risk of liabilities from past divestitures and spin-offs.
More information on factors that could cause actual results or events to differ materially from those anticipated is included in Part II, Item 1A, “Risk Factors” herein, as well as in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2020 (particularly under the caption “Risk Factors”), our Quarterly Reports on Form 10-Q and in other documents we file from time to time with the SEC.
The forward-looking statements included in this Report speak only as of the date of this Report. We undertake no obligation (and expressly disclaim any obligation) to update any forward-looking statements, whether written or oral or as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenue	$689.6	$591.2	$2,079.6	$1,769.2
Costs of revenue	467.6	400.6	1,404.0	1,205.6
Gross profit	222.0	190.6	675.6	563.6
General and administrative expenses	55.9	47.1	168.2	148.8
Sales and marketing expenses	37.4	33.4	112.4	110.7
Research and development expenses	22.5	19.7	70.0	61.3
Asbestos-related costs (benefit), net	—	141.4	(74.4)	116.7
Restructuring costs	4.5	11.5	8.2	42.5
Asset impairment charges	—	—	—	16.3
Operating income (loss)	101.7	(62.5)	391.2	67.3
Interest and non-operating expenses (income), net	0.5	1.2	(4.3)	4.0
Income (loss) from continuing operations before income tax expense (benefit)	101.2	(63.7)	395.5	63.3
Income tax expense (benefit)	14.1	(16.2)	182.7	(19.6)
Income (loss) from continuing operations	87.1	(47.5)	212.8	82.9
Income from discontinued operations, net of tax benefit (expense) of $0.5, $0.5, $0.5, and $(0.2), respectively	0.9	1.2	0.9	3.9
Net income (loss)	88.0	(46.3)	213.7	86.8
Less: Income attributable to noncontrolling interests	0.5	0.5	1.0	0.8
Net income (loss) attributable to ITT Inc.	$87.5	$(46.8)	$212.7	$86.0

Amounts attributable to ITT Inc.:
Income (loss) from continuing operations, net of tax	$86.6	$(48.0)	$211.8	$82.1
Income from discontinued operations, net of tax	0.9	1.2	0.9	3.9
Net income (loss) attributable to ITT Inc.	$87.5	$(46.8)	$212.7	$86.0

Earnings (loss) per share attributable to ITT Inc.:
Basic:
Continuing operations	$1.01	$(0.55)	$2.46	$0.95
Discontinued operations	0.01	0.01	0.01	0.04
Net income (loss)	$1.02	$(0.54)	$2.47	$0.99
Diluted:
Continuing operations	$1.00	$(0.55)	$2.45	$0.94
Discontinued operations	0.01	0.01	0.01	0.04
Net income (loss)	$1.01	$(0.54)	$2.46	$0.98
Weighted average common shares – basic	85.9	86.4	86.1	86.8
Weighted average common shares – diluted	86.3	86.4	86.6	87.4
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Operations.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income (loss)	$88.0	$(46.3)	$213.7	$86.8
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(21.5)	23.5	(43.1)	(25.7)
Net change in postretirement benefit plans, net of tax expense of $0.8, $0.6, $0.6, and $1.2, respectively	3.1	1.8	3.1	3.6
Other comprehensive (loss) income	(18.4)	25.3	(40.0)	(22.1)
Comprehensive income (loss)	69.6	(21.0)	173.7	64.7
Less: Comprehensive income attributable to noncontrolling interests	0.5	0.5	1.0	0.8
Comprehensive income (loss) attributable to ITT Inc.	$69.1	$(21.5)	$172.7	$63.9
Disclosure of reclassification and other adjustments to postretirement benefit plans:
Reclassification adjustments (see Note 15):
Amortization of prior service benefit, net of tax expense of $(0.2), $(0.3), $(0.8) and $(0.9), respectively	$(0.7)	$(1.0)	$(2.6)	$(2.9)
Amortization of net actuarial loss, net of tax benefit of $0.1, $0.6, $0.5 and $1.8, respectively	0.9	1.8	2.8	5.5
Other adjustments:
Net actuarial gain, net of tax expense of $0.9, $0.3, $0.9 and $0.3, respectively	2.9	1.0	2.9	1.0
Net change in postretirement benefit plans, net of tax	$3.1	$1.8	$3.1	$3.6
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Comprehensive Income.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	October 2, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$585.8	$859.8
Receivables, net	560.2	507.5
Inventories, net	413.7	360.5
Other current assets	82.1	189.5
Total current assets	1,641.8	1,917.3
Plant, property and equipment, net	494.7	525.1
Goodwill	929.1	944.8
Other intangible assets, net	90.8	106.4
Asbestos-related assets	—	353.7
Deferred income taxes	36.9	158.3
Other non-current assets	260.9	272.0
Total non-current assets	1,812.4	2,360.3
Total assets	$3,454.2	$4,277.6
Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper and current maturities of long-term debt	$198.6	$106.8
Accounts payable	342.0	306.8
Accrued liabilities	358.6	457.4
Total current liabilities	899.2	871.0
Asbestos-related liabilities	—	840.6
Postretirement benefits	215.1	227.5
Other non-current liabilities	194.9	210.6
Total non-current liabilities	410.0	1,278.7
Total liabilities	1,309.2	2,149.7
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 85.6 shares and 86.5 shares, respectively	85.6	86.5
Retained earnings	2,376.8	2,319.3
Total accumulated other comprehensive loss	(319.4)	(279.4)
Total ITT Inc. shareholders’ equity	2,143.0	2,126.4
Noncontrolling interests	2.0	1.5
Total shareholders’ equity	2,145.0	2,127.9
Total liabilities and shareholders’ equity	$3,454.2	$4,277.6
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Balance Sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

	Nine Months Ended
	October 2, 2021	September 26, 2020
Operating Activities
Income from continuing operations attributable to ITT Inc.	$211.8	$82.1
Adjustments to income from continuing operations:
Depreciation and amortization	85.3	82.0
Equity-based compensation	11.8	9.7
Asbestos-related (benefit) costs, net	(74.4)	116.7
Asset impairment charges	—	16.3
Other non-cash charges, net	17.9	33.5
Asbestos-related payments, net	(14.9)	(8.9)
Divestiture of asbestos-related assets and liabilities	(398.0)	—
Changes in assets and liabilities:
Change in receivables	(63.0)	77.8
Change in inventories	(62.6)	13.8
Change in accounts payable	48.1	(34.8)
Change in accrued expenses	9.5	17.3
Change in income taxes	129.4	(63.9)
Other, net	(28.8)	(23.5)
Net Cash – Operating Activities	(127.9)	318.1
Investing Activities
Capital expenditures	(52.6)	(47.6)
Other, net	(1.3)	(2.8)
Net Cash – Investing Activities	(53.9)	(50.4)
Financing Activities
Commercial paper, net borrowings	95.4	30.7
Short-term revolving loans, borrowings	—	495.8
Short-term revolving loans, repayments	—	(524.7)
Long-term debt, issued	—	1.5
Long-term debt, repayments	(1.3)	(1.3)
Repurchase of common stock	(111.7)	(83.9)
Dividends paid	(57.0)	(29.7)
Other, net	0.4	1.7
Net Cash – Financing Activities	(74.2)	(109.9)
Exchange rate effects on cash and cash equivalents	(18.5)	12.2
Net cash – operating activities of discontinued operations	0.7	0.2
Net change in cash and cash equivalents	(273.8)	170.2
Cash and cash equivalents – beginning of year (includes restricted cash of $0.8 and $0.8, respectively)	860.6	612.9
Cash and Cash Equivalents – End of Period (includes restricted cash of $1.0 and $0.8, respectively)	$586.8	$783.1
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$3.3	$2.6
Income taxes, net of refunds received	$50.2	$40.9
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Cash Flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of and for the Three Months Ended October 2, 2021	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
July 3, 2021	86.1	86.1	$2,353.1	$(301.0)	$2.1	$2,140.3
Net income	—	—	87.5	—	0.5	88.0
Activity from stock incentive plans	0.1	0.1	4.9	—	—	5.0
Share repurchases	(0.6)	(0.6)	(49.7)	—	—	(50.3)
Dividends declared ($0.22 per share)	—	—	(19.0)	—	—	(19.0)
Dividends to noncontrolling interest	—	—	—	—	(0.4)	(0.4)
Total other comprehensive loss, net of tax	—	—	—	(18.4)	—	(18.4)
Other	—	—	—	—	(0.2)	(0.2)
October 2, 2021	85.6	$85.6	$2,376.8	$(319.4)	$2.0	$2,145.0

As of and for the Nine Months Ended October 2, 2021
December 31, 2020	86.5	$86.5	$2,319.3	$(279.4)	$1.5	$2,127.9
Net income	—	—	212.7	—	1.0	213.7
Activity from stock incentive plans	0.4	0.4	12.5	—	—	12.9
Share repurchases	(1.3)	(1.3)	(110.4)	—	—	(111.7)
Dividends declared ($0.66 per share)	—	—	(57.3)	—	—	(57.3)
Dividends to noncontrolling interest	—	—	—	—	(0.4)	(0.4)
Total other comprehensive loss, net of tax	—	—	—	(40.0)	—	(40.0)
Other	—	—	—	—	(0.1)	(0.1)
October 2, 2021	85.6	$85.6	$2,376.8	$(319.4)	$2.0	$2,145.0

As of and for the Three Months Ended September 26, 2020
June 27, 2020	86.3	$86.3	$2,398.2	$(432.7)	$3.2	$2,055.0
Net (loss) income	—	—	(46.8)	—	0.5	(46.3)
Activity from stock incentive plans	0.1	0.1	5.4	—	—	5.5
Share repurchases	—	—	(0.2)	—	—	(0.2)
Dividends declared ($0.169 per share)	—	—	(14.7)	—	—	(14.7)
Total other comprehensive income, net of tax	—	—	—	25.3	—	25.3
Other	—	—	—	—	(0.1)	(0.1)
September 26, 2020	86.4	$86.4	$2,341.9	$(407.4)	$3.6	$2,024.5

As of and for the Nine Months Ended September 26, 2020
December 31, 2019	87.8	$87.8	$2,372.4	$(385.3)	$2.9	$2,077.8
Net income	—	—	86.0	—	0.8	86.8
Activity from stock incentive plans	0.5	0.5	10.9	—	—	11.4
Share repurchases	(1.9)	(1.9)	(82.0)	—	—	(83.9)
Cumulative adjustment for accounting change	—	—	(1.2)	—	—	(1.2)
Dividends declared ($0.507 per share)	—	—	(44.2)	—	—	(44.2)
Total other comprehensive loss, net of tax	—	—	—	(22.1)	—	(22.1)
Other	—	—	—	—	(0.1)	(0.1)
September 26, 2020	86.4	$86.4	$2,341.9	$(407.4)	$3.6	$2,024.5
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
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a pandemic, resulting in certain local government-mandated site closures. While most of our businesses were deemed essential, we have experienced and continue to experience disruption in our operations due to supply chain challenges, decreased customer demand, and elevated safety standards to keep our employees safe. The Company continues to face certain risks and uncertainties resulting from the COVID-19 pandemic, including variant strains of the virus, as well as the timing, effectiveness, and availability of, and people’s receptivity to, COVID-19 vaccines or other medical remedies and potential impacts from mandatory vaccination requirements. Due to these uncertainties, the severity and extent of future impacts from COVID-19, including from variant strains of the virus, cannot be reasonably estimated at this time.
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
Effective July 1, 2021, the Company divested the entity holding legacy asbestos-related assets and liabilities to a third-party. As a result of the transaction, all associated asbestos-related assets and liabilities were removed from the Company’s consolidated balance sheet. See Note 19, Commitments and Contingencies, for further information.
ITT’s quarterly financial periods end on the Saturday that is closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. ITT’s third quarter for 2021 and 2020 ended on October 2, 2021 and September 26, 2020, respectively, and were both thirteen-week periods.
Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all accounting standard updates (ASUs). ASUs not listed below were assessed and determined to be either not applicable or are expected to not have a material impact on our consolidated financial position or results of operations.
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
NOTE 3
SEGMENT INFORMATION
The Company’s segments are reported on the same basis used by our Chief Executive Officer, who is also our chief operating decision maker, for evaluating performance and for allocating resources. Our three reportable segments are referred to as Motion Technologies, Industrial Process, and Connect & Control Technologies.
Motion Technologies manufactures brake components and specialized sealing solutions, shock absorbers and damping technologies primarily for the global automotive, truck and trailer, public bus and rail transportation markets.
Industrial Process manufactures engineered fluid process equipment serving a diversified mix of customers in global industries such as chemical, energy, mining, and other industrial process markets and is a provider of plant optimization and efficiency solutions and aftermarket services and parts.
Connect & Control Technologies manufactures harsh-environment connector solutions, critical energy absorption, flow control components, and composite materials for the aerospace and defense, general industrial, medical, and energy markets.
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

The following tables present our revenue, operating income, and operating margin for each segment.

	Revenue		Operating Income		Operating Margin
For the Three Months Ended	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Motion Technologies	$332.3	$271.8	$53.6	$50.4	16.1%	18.5%
Industrial Process	210.7	194.1	32.4	17.1	15.4%	8.8%
Connect & Control Technologies	147.1	125.9	25.2	16.4	17.1%	13.0%
Eliminations	(0.5)	(0.6)	—	—	—	—
Total segment results	689.6	591.2	111.2	83.9	16.1%	14.2%
Asbestos-related costs, net(a)	—	—	—	(141.4)	—	—
Other Corporate costs	—	—	(9.5)	(5.0)	—	—
Total Corporate and other costs	—	—	(9.5)	(146.4)	—	—
Total	$689.6	$591.2	$101.7	$(62.5)	14.7%	(10.6)%

	Revenue		Operating Income		Operating Margin
For the Nine Months Ended	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Motion Technologies	$1,045.0	$769.0	$194.3	$113.9	18.6%	14.8%
Industrial Process	626.9	614.7	94.9	44.5	15.1%	7.2%
Connect & Control Technologies	408.9	387.5	54.9	40.7	13.4%	10.5%
Eliminations	(1.2)	(2.0)	—	—	—	—
Total segment results	2,079.6	1,769.2	344.1	199.1	16.5%	11.3%
Asbestos-related benefit (costs), net(a)(b)	—	—	74.4	(116.7)	—	—
Other Corporate costs	—	—	(27.3)	(15.1)	—	—
Total Corporate and other benefit (costs)	—	—	47.1	(131.8)	—	—
Total	$2,079.6	$1,769.2	$391.2	$67.3	18.8%	3.8%
(a)The 2020 period includes the impact of extending the net asbestos measurement over the full time period we expected claims to be filed against InTelCo Management LLC (InTelCo), the entity holding legacy asbestos-related assets and liabilities.
(b)The 2021 period includes a pre-tax gain of $88.8 resulting from the divestiture of InTelCo. See Note 19, Commitments and Contingencies, for further information.

As of and for the Nine Months Ended	Total Assets		Capital Expenditures		Depreciation & Amortization
	October 2, 2021	December 31, 2020	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Motion Technologies	$1,267.4	$1,202.3	$42.1	$32.0	$47.8	$44.5
Industrial Process	1,007.9	1,069.6	4.1	6.2	16.7	18.0
Connect & Control Technologies	721.7	720.5	5.3	8.4	16.6	17.5
Corporate(c)	457.2	1,285.2	1.1	1.0	4.2	2.0
Total	$3,454.2	$4,277.6	$52.6	$47.6	$85.3	$82.0
(c)The decrease in Corporate total assets as of October 2, 2021 is primarily due to the divestiture of InTelCo, which occurred on July 1, 2021 and included a cash contribution of $398 to fund the entity. See Note 19, Commitments and Contingencies, for further information.

NOTE 4
REVENUE
The following tables represent our revenue disaggregated by end market.

For the Three Months Ended October 2, 2021	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$323.7	$—	$—	$(0.1)	$323.6
Chemical and industrial pumps	—	164.6	—	—	164.6
Aerospace and defense	1.5	—	67.3	—	68.8
Oil and gas	—	46.1	10.0	—	56.1
General industrial	7.1	—	69.8	(0.4)	76.5
Total	$332.3	$210.7	$147.1	$(0.5)	$689.6

For the Nine Months Ended October 2, 2021	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$1,021.9	$—	$—	$(0.1)	$1,021.8
Chemical and industrial pumps	—	492.0	—	—	492.0
Aerospace and defense	5.7	—	191.4	—	197.1
Oil and gas	—	134.9	27.4	—	162.3
General industrial	17.4	—	190.1	(1.1)	206.4
Total	$1,045.0	$626.9	$408.9	$(1.2)	$2,079.6

For the Three Months Ended September 26, 2020	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$268.6	$—	$—	$—	$268.6
Chemical and industrial pumps	—	154.3	—	—	154.3
Aerospace and defense	1.0	—	67.1	—	68.1
Oil and gas	—	39.8	7.4	—	47.2
General industrial	2.2	—	51.4	(0.6)	53.0
Total	$271.8	$194.1	$125.9	$(0.6)	$591.2

For the Nine Months Ended September 26, 2020	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$756.6	$—	$—	$(0.1)	$756.5
Chemical and industrial pumps	—	474.4	—	—	474.4
Aerospace and defense	5.5	—	217.8	—	223.3
Oil and gas	—	140.3	22.9	—	163.2
General industrial	6.9	—	146.8	(1.9)	151.8
Total	$769.0	$614.7	$387.5	$(2.0)	$1,769.2
Contract Assets and Liabilities
Contract assets consist of unbilled amounts where revenue recognized exceeds customer billings, net of allowances for credit losses. Contract assets are included in other current assets and other non-current assets in our Consolidated Condensed Balance Sheet. Contract liabilities consist of advance customer payments and billings in excess of revenue recognized. Contract liabilities are included in accrued liabilities and other non-current liabilities in our Consolidated Condensed Balance Sheet.

The following table represents our net contract assets and liabilities.

	October 2, 2021	December 31, 2020
Current contract assets, net	$17.6	$19.1
Non-current contract assets, net	0.3	—
Current contract liabilities	(39.9)	(56.2)
Non-current contract liabilities	(4.4)	(0.1)
Net contract liabilities	$(26.4)	$(37.2)
During the three and nine months ended October 2, 2021, we recognized revenue of $8.3 and $46.0, respectively, related to contract liabilities as of December 31, 2020. The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of October 2, 2021 was $861.6. Of this amount, we expect to recognize approximately $400 to $420 of revenue in the fourth quarter of 2021 and the remainder in 2022 and 2023.
NOTE 5
RESTRUCTURING ACTIONS
We have initiated various restructuring actions throughout our businesses during the past two years, including the 2020 Global Restructuring Plan described below. There are no other restructuring actions that are considered individually significant. The following table summarizes our total restructuring costs, which are presented separately in our Consolidated Condensed Statements of Operations.

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Severance and other employee-related	$4.3	$10.9	$6.7	$41.8
Asset write-offs	—	—	0.6	—
Other	0.2	0.6	0.9	0.7
Total restructuring costs	$4.5	$11.5	$8.2	$42.5
By segment:
Motion Technologies	$4.1	$—	$4.1	$14.0
Industrial Process	0.5	10.2	1.4	18.1
Connect & Control Technologies	(0.1)	1.3	2.4	8.0
Corporate and Other	—	—	0.3	2.4
The following table displays a rollforward of our restructuring liability, which is included within accrued liabilities on our Consolidated Condensed Balance Sheet.

	October 2, 2021	September 26, 2020
Beginning balance - January 1	$19.1	$7.5
Restructuring costs	9.9	43.3
Reversal of prior accruals	(1.7)	(0.8)
Cash payments	(11.3)	(24.5)
Asset write-offs	(0.6)	—
Foreign exchange translation and other	(0.7)	0.7
Ending balance	$14.7	$26.2
By accrual type:
Severance and other employee-related	$14.5	$25.8
Other	0.2	0.4

2020 Global Restructuring Plan
During 2020, we initiated an organizational-wide restructuring plan to reduce the overall cost structure of the Company primarily in response to a reduction in demand due to the COVID-19 pandemic. Through October 2, 2021, we have recognized restructuring charges of $45.6, including $43.8 in 2020, which are primarily related to involuntary severance costs. We expect to incur additional restructuring charges of approximately $2 during the remainder of 2021 to complete this action. Cash payments during the nine months ended October 2, 2021 were $10.3. The restructuring liability as of October 2, 2021 was $7.2, which we expect to be substantially paid by 2022.
NOTE 6
INCOME TAXES
The following table summarizes our income tax expense (benefit) and effective tax rate.

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Income tax expense (benefit)	$14.1	$(16.2)	$182.7	$(19.6)
Effective tax rate	13.9%	25.4%	46.2%	(31.0)%
The income tax expense and effective tax rate for the three months ended October 2, 2021 reflects a reduction in the current forecasted full-year effective tax rate primarily due to earnings mix, as well as a $1.9 tax benefit from a valuation allowance reversal in Brazil.
The income tax expense and effective tax rate for the nine months ended October 2, 2021 reflects the reversal of previously recorded deferred tax assets of $116.9 related to the Company’s divestiture of InTelCo. See Note 19, Commitments and Contingencies, for further information.
The income tax benefit and effective tax rate for the three and nine months ended September 26, 2020 is primarily due to the tax benefit resulting from the asbestos remeasurement charge of $135.9 in the third quarter. Additionally, the effective tax rate during the three-month period in 2020 includes a benefit of $3.2 related to previously unrecognized tax benefits from statute of limitations expirations. The effective tax rate for the nine-month period in 2020 also includes tax benefits of $27.2 resulting from an internal reorganization in Europe. This reorganization resulted in a refined projection of future earnings, which will result in the realization of a portion of our deferred tax assets.
On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021 (ARPA), a $1.9 trillion COVID-19 stimulus bill to accelerate the United States' recovery from the economic and health effects of the COVID-19 pandemic. ARPA builds upon many of the measures in the Coronavirus Aid, Relief, and Economic Security Act from March 2020 (the 2020 CARES Act) and the Consolidated Appropriations Act from December 2020. The Act extends the employee retention credit through the end of 2021 and maintains the credit per employee per quarter initially included in the Consolidated Appropriations Act. During the three and nine months ended October 2, 2021, the Company recognized a benefit of $0.9 and $5.0, respectively, from the employee retention credit. During the three and nine months ended September 26, 2020, the Company recognized a benefit of $1.8 and $8.7, respectively. The benefit was recorded in operating income and related to the employer portion of payroll taxes. Certain non-U.S. jurisdictions have enacted similar stimulus measures. We continue to monitor any effects that may result from the ARPA and 2020 CARES Act or other similar legislation globally.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including the Czech Republic, Germany, Hong Kong, India, Italy, and the U.S. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could decrease by approximately $17 due to changes in audit status, expiration of statutes of limitations and other events. In addition, the settlement of any future examinations relating to the 2011 and prior tax years could result in changes in amounts attributable to the Company under its Tax Matters Agreement with Exelis Inc. and Xylem Inc. relating to the Company’s 2011 spin-off of those businesses.
NOTE 7
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT.

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Basic weighted average common shares outstanding	85.9	86.4	86.1	86.8
Add: Dilutive impact of outstanding equity awards	0.4	—	0.5	0.6
Diluted weighted average common shares outstanding	86.3	86.4	86.6	87.4
The three months ended September 26, 2020, excludes 0.5 of outstanding equity awards that, if included, would have an anti-dilutive effect on the diluted earnings per share. There were no anti-dilutive shares in any other periods.
NOTE 8
RECEIVABLES, NET

The following table summarizes our receivables and associated allowance for credit losses.

	October 2, 2021	December 31, 2020
Trade accounts receivable	$536.5	$492.5
Notes receivable	20.5	11.0
Other	14.7	19.1
Receivables, gross	571.7	522.6
Less: Allowance for credit losses - receivables	(11.5)	(15.1)
Receivables, net	$560.2	$507.5

The following table displays our allowance for credit losses for receivables and contract assets.

	October 2, 2021	December 31, 2020
Allowance for credit losses - receivables	$11.5	$15.1
Allowance for credit losses - contract assets	0.5	0.5
Total allowance for credit losses	$12.0	$15.6

The following table displays a rollforward of our total allowance for credit losses.

	October 2, 2021	September 26, 2020
Total allowance for credit losses - January 1	$15.6	$12.8
Impact of adoption of ASU 2016-13	—	1.7
(Recoveries) charges to income	(2.7)	9.2
Write-offs	(0.8)	(5.1)
Foreign currency and other	(0.1)	0.1
Total allowance for credit losses - ending balance	$12.0	$18.7
NOTE 9
INVENTORIES, NET
The following table summarizes our net inventories.

	October 2, 2021	December 31, 2020
Finished goods	$73.5	$63.1
Work in process	84.9	77.5
Raw materials	255.3	219.9
Inventories, net	$413.7	$360.5
NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS
The following table summarizes our other current and non-current assets.

	October 2, 2021	December 31, 2020
Advance payments and other prepaid expenses	$35.9	$39.6
Prepaid income taxes	19.7	29.0
Current contract assets, net	17.6	19.1
Asbestos-related assets (see Note 19)	—	91.0
Other	8.9	10.8
Other current assets	$82.1	$189.5
Other employee benefit-related assets	$117.4	$113.9
Operating lease right-of-use assets	76.4	87.3
Capitalized software costs	18.6	23.9
Equity method and other investments	14.2	11.7
Environmental-related assets	8.9	10.6
Other	25.4	24.6
Other non-current assets	$260.9	$272.0

NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET
The following table summarizes our property, plant, and equipment, net of accumulated depreciation.

	Useful life (in years)	October 2, 2021	December 31, 2020
Machinery and equipment	2 - 10	$1,210.1	$1,205.7
Buildings and improvements	5 - 40	267.5	273.9
Furniture, fixtures and office equipment	3 - 7	80.7	82.0
Construction work in progress		40.0	44.7
Land and improvements		32.9	34.6
Other		4.9	5.0
Plant, property and equipment, gross		1,636.1	1,645.9
Less: Accumulated depreciation		(1,141.4)	(1,120.8)
Plant, property and equipment, net		$494.7	$525.1
Depreciation expense was $21.3 and $64.2 for the three and nine months ended October 2, 2021, respectively, and $21.0 and $62.2 for the three and nine months ended September 26, 2020, respectively.
During the first quarter of 2020, we recorded an impairment of $4.0 for a business within the IP segment due to challenging economic conditions in the upstream oil and gas market combined with impacts associated with the COVID-19 pandemic. Long-lived assets of the business, with a carrying value of $14.0, primarily building and improvements, machinery and equipment, were reduced to their current estimated fair value of $10.0. The estimate of fair value, categorized within Level 3 of the fair value hierarchy, was determined based on a market approach estimating the net proceeds that would be received for the sale of the assets. Significant additional adverse changes to the economic environment or future cash flows of our businesses could cause us to record additional impairment charges in future periods, which may be material.
NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2020	$298.1	$365.4	$281.3	$944.8
Foreign exchange translation	(4.6)	(9.7)	(1.4)	(15.7)
Goodwill - October 2, 2021	$293.5	$355.7	$279.9	$929.1

Other Intangible Assets, Net
The following table summarizes our other intangible assets, net of accumulated amortization.

	October 2, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$162.4	$(110.7)	$51.7	$163.3	$(101.7)	$61.6
Proprietary technology	46.2	(26.0)	20.2	46.7	(23.4)	23.3
Patents and other	16.3	(13.9)	2.4	16.2	(11.5)	4.7
Finite-lived intangible total	224.9	(150.6)	74.3	226.2	(136.6)	89.6
Indefinite-lived intangibles	16.5	—	16.5	16.8	—	16.8
Other intangible assets	$241.4	$(150.6)	$90.8	$243.0	$(136.6)	$106.4
As a result of the global COVID-19 pandemic combined with a decline in the upstream oil and gas market, during the first quarter of 2020, we determined that certain intangible assets within the IP segment, including an indefinite-lived trademark, customer relationships and proprietary technology, would not be recoverable, resulting in an impairment of $12.3. Significant additional adverse changes to the economic environment or future cash flows of our businesses could cause us to record additional impairment charges in future periods, which may be material.
Amortization expense related to finite-lived intangible assets was $4.7 and $14.7 for the three and nine months ended October 2, 2021, respectively, and $4.4 and $13.4 for the three and nine months ended September 26, 2020, respectively.
NOTE 13
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES
The following table summarizes our accrued liabilities and other non-current liabilities.

	October 2, 2021	December 31, 2020
Compensation and other employee-related benefits	$153.0	$137.3
Contract liabilities and other customer-related liabilities	59.3	73.7
Accrued income taxes and other tax-related liabilities	37.3	36.9
Accrued warranty costs	20.6	23.1
Operating lease liabilities	19.2	19.8
Environmental liabilities and other legal matters	14.5	19.1
Accrued restructuring costs	14.7	19.1
Asbestos-related liabilities (See Note 19)	—	91.4
Other	40.0	37.0
Accrued liabilities	$358.6	$457.4
Operating lease liabilities	$62.6	$72.4
Environmental liabilities	47.7	50.1
Compensation and other employee-related benefits	29.0	29.4
Deferred income taxes and other tax-related liabilities	12.1	11.9
Non-current maturities of long-term debt	11.3	13.0
Other	32.2	33.8
Other non-current liabilities	$194.9	$210.6

NOTE 14
DEBT
The following table summarizes our outstanding debt obligations.

	October 2, 2021	December 31, 2020
Commercial paper	$196.4	$104.3
Current maturities of long-term debt and finance leases	2.2	2.5
Commercial paper and current maturities of long-term debt	198.6	106.8
Non-current maturities of long-term debt	11.3	13.0
Total debt and finance leases	$209.9	$119.8
Commercial Paper
Commercial paper outstanding of $196.4 as of October 2, 2021 was issued through both the Company’s U.S. and Euro programs. Commercial paper outstanding under the U.S. program was $150.0, with a weighted average interest rate of 0.21%. Commercial paper outstanding under the Euro program was $46.4, with a weighted average negative interest rate of (0.43)%. Commercial paper outstanding of $104.3 as of December 31, 2020 was issued entirely under the Company’s Euro program and had a weighted average negative interest rate of (0.06)%. Outstanding commercial paper for both periods had maturity terms less than three months from the date of issuance.
Short-term Loans
On August 5, 2021, we entered into a revolving credit facility agreement with a syndicate of third party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). Upon its effectiveness, this agreement replaced our existing $500 revolving credit facility due November 2022 (the 2014 Revolving Credit Agreement). The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700. The 2021 Revolving Credit Agreement provides for a potential increase of commitment of up to $350 for a possible maximum of $1,050 in aggregate commitments at the request of the Company and with the consent of the institutions providing such increase of commitments.
The interest rate per annum on the 2021 Revolving Credit Agreement is based on the LIBOR rate of the currency we borrow in, plus a margin of 1.1%, with applicable benchmark replacement rates for the currencies available when LIBOR is phased out as a result of the impending reference rate reform. As of October 2, 2021 and December 31, 2020, we had no outstanding obligations under the current or former revolving credit facility. There is a 0.15% fee per annum applicable to the commitments under the 2021 Revolving Credit Agreement. The margin and fees are subject to adjustment should the Company’s credit ratings change.
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
As of October 2, 2021, our leverage ratio associated with the 2021 Revolving Credit Agreement was within the prescribed threshold.
On April 29, 2020, we entered into two 364-day term revolving credit agreements totaling $200 (the Incremental Revolving Credit Agreements) which provided the Company with additional liquidity in excess of the 2014 Revolving Credit Agreement. The credit agreements expired in April 2021 and we did not renew the agreements. Borrowings were available in U.S. dollars and the interest rate per annum was based on the LIBOR rate, adjusted for statutory reserve requirements, plus a margin of up to 1.55%. The Incremental Revolving Credit Agreements were subject to fees of up to 0.35% per annum. The fees and margin were subject to adjustment should the Company’s credit ratings change. In addition, the Incremental Revolving Credit Agreements did not violate any negative covenants associated with the 2014 Revolving Credit Agreement.

NOTE 15
POSTRETIREMENT BENEFIT PLANS
In the fourth quarter of 2020, the Company terminated its U.S. qualified pension plan by purchasing a group annuity contract from MassMutual Life Insurance Company (MassMutual), which fully assumed the responsibility for paying and administering pension benefits to approximately five thousand plan participants and their beneficiaries. In connection with the plan termination, the Company settled all future obligations under the plan by providing lump sum payments to eligible participants who elected to receive them, and by transferring the remaining projected benefit obligation to the insurance company. The termination was initially funded with plan assets of approximately $320 and cash of $8.4. During the second quarter of 2021, the funding was finalized, resulting in a gain of $3.4 presented within the interest and non-operating expenses (income) line in the Consolidated Statements of Operations.
The following tables summarize the components of net periodic benefit cost for pension plans and other employee-related benefit plans.

	October 2, 2021			September 26, 2020
For the Three Months Ended	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$0.4	$0.2	$0.6	$0.4	$0.2	$0.6
Interest cost	0.3	0.4	0.7	2.2	0.8	3.0
Expected return on plan assets	—	—	—	(2.2)	—	(2.2)
Amortization of prior service benefit	—	(0.9)	(0.9)	—	(1.3)	(1.3)
Amortization of net actuarial loss	0.5	0.5	1.0	1.8	0.6	2.4
Total net periodic benefit cost	$1.2	$0.2	$1.4	$2.2	$0.3	$2.5

	October 2, 2021			September 26, 2020
For the Nine Months Ended	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$1.1	$0.6	$1.7	$1.0	$0.6	$1.6
Interest cost	0.8	1.3	2.1	6.8	2.2	9.0
Expected return on plan assets	—	—	—	(6.5)	—	(6.5)
Amortization of prior service benefit	—	(3.4)	(3.4)	—	(3.8)	(3.8)
Amortization of net actuarial loss	1.5	1.8	3.3	5.3	2.0	7.3
Total net periodic benefit cost	$3.4	$0.3	$3.7	$6.6	$1.0	$7.6
We made contributions to our global postretirement plans of $8.1 and $7.2 during the nine months ended October 2, 2021 and September 26, 2020, respectively. We expect to make contributions of approximately $3 to $5 during the remainder of 2021, principally related to our other employee-related benefit plans.
Amortization from accumulated other comprehensive income into earnings related to prior service benefit and net actuarial loss, net of tax, was $0.2 and $0.2 during the three and nine months ended October 2, 2021, respectively, and $0.8 and $2.6 during the three and nine months ended September 26, 2020, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.

NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses in our Consolidated Condensed Statements of Operations. The following table summarizes our LTIP costs.

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Equity-based awards	$4.4	$3.9	$11.8	$9.7
Liability-based awards	0.2	0.3	1.3	0.2
Total share-based compensation expense	$4.6	$4.2	$13.1	$9.9
The increase in share-based compensation expense for equity-based awards during the three- and nine-month periods was primarily driven by the likelihood of achieving certain performance targets. The increase in share-based compensation expense for liability-based awards during the nine-month period was driven by the change in ITT’s stock price. At October 2, 2021, there was $23.8 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 1.9 years. Additionally, unrecognized compensation cost related to liability-based awards was $1.8, which is expected to be recognized ratably over a weighted-average period of 2.0 years.
Year-to-Date 2021 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and vest on the completion of a three-year service period. During the nine months ended October 2, 2021, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.2	$85.84
Performance stock units (PSUs)	0.1	$84.48
During the nine months ended October 2, 2021 and September 26, 2020, a nominal amount of non-qualified stock options were exercised resulting in proceeds of $1.1 and $1.7, respectively. During the nine months ended October 2, 2021 and September 26, 2020, RSUs of 0.1 and 0.3, respectively, vested and were issued. During the nine months ended October 2, 2021 and September 26, 2020, PSUs of 0.2 that vested on December 31, 2020 and 2019, respectively, were issued.
NOTE 17
CAPITAL STOCK
On October 27, 2006, our Board of Directors approved a three-year, $1,000 open-market share repurchase program (the 2006 Plan), which it modified in 2008 to make the term indefinite. On October 30, 2019, the Board of Directors approved a new indefinite term $500 open-market share repurchase program (the 2019 Plan). During the first quarter of 2020, we completed the 2006 Plan and commenced repurchases under the 2019 Plan. During the three and nine months ended October 2, 2021, we repurchased and retired 0.5 and 1.1 shares of common stock for $50.0 and $100.0, respectively. During the nine months ended September 26, 2020, we repurchased and retired 1.7 shares of common stock for $73.2. There were no open-market share repurchases in the third quarter of 2020.
Separate from the open-market share repurchase program, the Company repurchases shares of common stock in settlement of employee tax withholding obligations due upon the vesting of equity-based compensation awards. During the three and nine months ended October 2, 2021, the Company repurchased 0.1 and 0.2 shares of common stock for $0.3 and $11.7, respectively. During the three and nine months ended September 26, 2020, the Company repurchased a nominal number of shares and 0.2 shares of common stock for $0.2 and $10.7, respectively.

NOTE 18
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the changes within each component of accumulated other comprehensive loss.

As of and for the Three Months Ended October 2, 2021	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
July 3, 2021	$(55.9)	$(245.1)	$(301.0)
Net change in postretirement benefit plans, net of tax	3.1	—	3.1
Net foreign currency translation adjustment	—	(21.5)	(21.5)
October 2, 2021	$(52.8)	$(266.6)	$(319.4)

As of and for the Nine Months Ended October 2, 2021
December 31, 2020	$(55.9)	$(223.5)	$(279.4)
Net change in postretirement benefit plans, net of tax	3.1	—	3.1
Net foreign currency translation adjustment	—	(43.1)	(43.1)
October 2, 2021	$(52.8)	$(266.6)	$(319.4)

As of and for the Three Months Ended September 26, 2020
June 27, 2020	$(131.5)	$(301.2)	$(432.7)
Net change in postretirement benefit plans, net of tax	1.8	—	1.8
Net foreign currency translation adjustment	—	23.5	23.5
September 26, 2020	$(129.7)	$(277.7)	$(407.4)

As of and for the Nine Months Ended September 26, 2020
December 31, 2019	$(133.3)	$(252.0)	$(385.3)
Net change in postretirement benefit plans, net of tax	3.6	—	3.6
Net foreign currency translation adjustment	—	(25.7)	(25.7)
September 26, 2020	$(129.7)	$(277.7)	$(407.4)
NOTE 19
COMMITMENTS AND CONTINGENCIES

From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Historically, these proceedings have alleged damages relating to asbestos and environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues and commercial or contractual disputes and acquisitions or divestitures. We will continue to defend vigorously against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, as well as our current reserves and insurance coverage, we do not expect that existing legal proceedings will have a material adverse impact on our financial statements, unless otherwise noted below.

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
On June 30, 2021, the Company entered into a Membership Interest Purchase Agreement (the Purchase Agreement) with Sapphire TopCo, Inc. (Buyer), a wholly owned subsidiary of Delticus HoldCo, L.P., which is a portfolio company of the private equity firm Warburg Pincus LLC. Under the Purchase Agreement, the Company transferred 100% of the equity interests of InTelCo to the Buyer, effective as of July 1, 2021, along with a cash contribution from the Company of $398 to InTelCo. As InTelCo was the obligor for the Company's asbestos-related liabilities and policyholder of the related insurance assets through its subsidiaries ITT LLC and Goulds Pumps LLC, the rights and obligations related to these items transferred upon the sale. In addition, pursuant to the Purchase Agreement, the Buyer and InTelCo have indemnified the Company and its affiliates for legacy asbestos-related liabilities and other product liabilities, and the Company has indemnified InTelCo and its affiliates for all other historical liabilities of InTelCo. This indemnification is not subject to any cap or time limitation. In connection with the sale, the Company and its Board of Directors received a solvency opinion from an independent advisory firm that InTelCo was solvent and adequately capitalized after giving effect to the transaction.
Following the completion of the transfer, the Company no longer has any obligation with respect to pending and future asbestos claims relating to these matters. As such, InTelCo has been deconsolidated from our 2021 financial results, as we no longer maintain control of the entity. Therefore, all associated assets and liabilities are no longer reported on the consolidated balance sheet. The transaction resulted in a pre-tax gain of $88.8. Additionally, the Company recorded tax expense as a result of the reversal of previously recorded deferred tax assets of $116.9, resulting in an after-tax loss of $28.1 recorded in the second quarter of 2021.
The following is a summary of the impacts of the divestiture of InTelCo:

Cash and cash equivalents	$(398.0)
Current asbestos-related assets	(91.0)
Long-term asbestos-related assets	(310.4)
Accrued liabilities	91.2
Long-term asbestos-related liabilities	797.0
Gain on divestiture of legacy asbestos-related assets and liabilities before income tax	$88.8
Less: income tax expense	116.9
Loss on divestiture of legacy asbestos-related assets and liabilities, net of tax	$(28.1)

Asbestos-Related Costs (Benefit), Net
Prior to the divestiture of the entity holding legacy asbestos-related assets and liabilities, the Company recognized an estimated asbestos liability for pending claims and claims expected to be filed in the future, including legal fees. In the third quarter of 2020, we extended the measurement period over which we estimate the legacy asbestos liability to include pending claims and claims estimated to be filed through 2052, including legal fees, reflecting the full time period over which we expected claims to be filed against InTelCo. Previous estimates included pending claims and claims expected to be filed over the next 10 years. Additionally, prior to the divestiture of the entity holding legacy asbestos-related assets and liabilities, the Company recorded an asbestos-related asset composed of probable insurance recoveries.

The following table summarizes our total net asbestos-related costs (benefit).

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Asbestos provision(a)	$—	$5.5	$14.4	$29.1
Gain on divestiture before income tax	—	—	(88.8)	—
Net asbestos remeasurement cost(b)	—	135.9	—	135.9
Insurance settlement agreements(c)	—	—	—	(48.3)
Asbestos-related costs (benefit), net	$—	$141.4	$(74.4)	$116.7
(a)Includes certain administrative costs such as legal-related costs for insurance asset recoveries and transaction costs related to the divestiture of the entity holding legacy asbestos-related assets and liabilities. The asbestos provision for the three and nine months ended September 26, 2020 includes amounts to maintain a rolling 10-year provision prior to the transition to a full horizon estimate.
(b)In the third quarter of 2020, we extended our projection to include pending claims and claims expected to be filed through 2052, reflecting the full time period over which we expected asbestos claims to be filed against InTelCo.
(c)In March 2020, we finalized a settlement agreement with a group of insurers to settle responsibility for claims under certain insurance policies for a lump sum payment of $66.4, resulting in a benefit of $52.5. During June 2020, we entered into a settlement agreement with an insurer accelerating payments previously included in a buyout agreement, resulting in a loss of $4.2.
The following table provides a rollforward of the estimated legacy asbestos liability and related assets.

	October 2, 2021			September 26, 2020
For the Nine Months Ended	Liability	Asset	Net	Liability	Asset	Net
Beginning balance	$932.0	$444.7	$487.3	$817.6	$386.8	$430.8
Asbestos provision(a)	13.4	(1.0)	14.4	35.4	6.3	29.1
Asbestos remeasurement(b)	—	—	—	155.7	19.8	135.9
Insurance settlement agreements	—	—	—	—	48.3	(48.3)
Net cash activity(a)	(57.2)	(42.3)	(14.9)	(60.7)	(51.8)	(8.9)
Divestiture of legacy asbestos-related assets and liabilities	(888.2)	(401.4)	(486.8)	—	—	—
Ending balance	$—	$—	$—	$948.0	$409.4	$538.6
Current portion	$—	$—		$91.3	$91.0
Noncurrent portion	$—	$—		$856.7	$318.4
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

The following table provides a rollforward of our estimated environmental liability.

For the Nine Months Ended	October 2, 2021	September 26, 2020
Environmental liability - beginning balance	$58.3	$61.9
Change in estimates for pre-existing accruals:
Continuing operations	—	1.2
Discontinued operations	(0.1)	(1.6)
Accruals added during the period for new matters	1.0	—
Payments	(7.2)	(2.9)
Foreign currency	(0.2)	—
Environmental liability - ending balance	$51.8	$58.6
Environmental-related assets, including a Qualified Settlement Fund and estimated recoveries from insurance providers and other third parties, were $12.9 and $19.6 as of October 2, 2021 and September 26, 2020, respectively.
We are currently involved with 27 active environmental investigation and remediation sites. As of October 2, 2021, we have estimated the potential high-end liability range of environmental-related matters to be $90.3.
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
NOTE 20
DERIVATIVE FINANCIAL INSTRUMENTS
From time to time, the Company may use derivative financial instruments, primarily foreign currency forward and option contracts, to mitigate exposure from foreign currency exchange rate fluctuations as it pertains to receipts from customers, payments to suppliers and intercompany transactions, as well as from commodity price fluctuations. We record derivatives at their fair value as either an asset or liability. For derivatives not designated as hedges, adjustments to reflect changes in the fair value of our derivatives are included in earnings. For cash flow hedges that qualify and are designated for hedge accounting, the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive loss and subsequently recognized in earnings when the hedged transaction affects earnings. Any ineffective portion is recognized immediately in earnings. As of October 2, 2021 and December 31, 2020, no derivatives were designated as hedges. Derivative contracts involve the risk of non-performance by the counterparty. The fair value of our foreign currency contracts are determined using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date.
As of October 2, 2021, the U.S. dollar equivalent notional value of outstanding foreign currency forward and option contracts, which are denominated in euros, was $60.3 and the fair value was $2.6, recorded within other current assets. There were no derivative contracts outstanding as of December 31, 2020. During the three and nine months ended October 2, 2021, we recognized losses related to foreign currency derivatives not designated as hedges of $1.1 and $3.3, respectively, within general and administrative expenses. During the three and nine months ended September 26, 2020, we recognized a gain of $0.1 and a loss of $3.7, respectively.
From time to time, we enter into call option contracts to mitigate exposure to commodity price fluctuations. As of October 2, 2021, call option contracts were nominal. There were no call option contracts outstanding as of December 31, 2020.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share amounts, unless otherwise stated)
OVERVIEW
ITT Inc. is a diversified manufacturer of highly engineered critical components and customized technology solutions for the transportation, industrial, and energy markets. We manufacture components that are integral to the operation of systems and manufacturing processes in these key markets. Our products enable functionality for applications where reliability and performance are critically important to our customers and the users of their products.
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
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three and nine months ended September 26, 2020, unless stated otherwise.
COVID-19 Update:
The Company continues to respond to and recover from the challenges stemming from the COVID-19 pandemic, including managing significant market headwinds, supply chain disruptions, shipping delays, and reduced availability of skilled labor. We continue to be proactive in responding to these challenges, including working closely with our suppliers to minimize disruptions within our global supply chain. As a result, we’ve been able to continue delivering high quality products to our customers.
Future impacts of COVID-19 on our business and financials remain uncertain and will be dependent on the duration of the COVID-19 pandemic, including variant strains of the virus, the timing, effectiveness and availability of, and people’s receptivity to, vaccines or other medical remedies, potential impacts from mandatory vaccination requirements, and our ability to respond to future challenges posed by the COVID-19 pandemic. For additional discussion of risks related to COVID-19, see Part II, Item 1A, “Risk Factors” herein, as well as Part I, Item IA, “Risk Factors” in our 2020 Annual Report.

Executive Summary
During the third quarter of 2021, we delivered strong results, growing our revenue across all three segments and expanding our operating margin. The following table provides a summary of key performance indicators for the third quarter of 2021 as compared to the third quarter of 2020.

Summary of Key Performance Indicators for the Third Quarter of 2021
Revenue	Segment Operating Income	Segment Operating Margin	EPS
$690	$111	16.1%	$1.00
17% Increase	33% Increase	190bp Increase	282% Increase
Organic Revenue	Adjusted Segment Operating Income	Adjusted Segment Operating Margin	Adjusted EPS
$684	$116	16.8%	$0.99
16% Increase	21% Increase	60bp Increase	21% Increase
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled “Key Performance Indicators and Non-GAAP Measures” for definitions and reconciliations between GAAP and non-GAAP metrics.
Our third quarter 2021 results include:
•Revenue of $689.6 increased $98.4, including favorable foreign exchange of $5.9. Organic revenue improved 15.6%, as a result of strong top line growth across all our segments. In particular, our MT segment saw strong growth in Friction aftermarket and continued to significantly outperform the global OE automotive market. Additionally, we experienced significant growth in our CCT segment due to continued strength in connector sales, and our IP segment grew thanks to short cycle products, including pump parts and valves, as a result of strong performance in the industrial and biopharmaceutical markets.
•Segment operating income of $111.2 increased $27.3, primarily driven by higher sales volume, strategic commercial actions, and savings from productivity. These items were partially offset by supply chain disruptions resulting in increased raw material and shipping costs, strategic growth investments and a reversal of temporary cost reductions that were executed in 2020.
•Income from continuing operations of $1.00 per diluted share increased $1.55 as compared to the prior year loss of $0.55 per share, mainly due to the negative impact of asbestos charges of $135.9 in the prior year period and higher segment operating income. The prior year asbestos costs relate to extending the projection period over which we expect asbestos claims to be filed against InTelCo Management, LLC (InTelCo), the entity holding legacy asbestos-related assets and liabilities. Since then, we have divested our entire net asbestos liability. Adjusted income from continuing operations was $0.99 per diluted share, an improvement of $0.17.
In terms of capital deployment, during the third quarter of 2021 we repurchased 0.5 shares of common stock for $50, bringing our total year-to-date open-market share repurchases to $100. In addition, in the third quarter of 2021 we declared a dividend of $0.22 per share, which was a 30% increase from the quarterly dividends declared in 2020, bringing our total year-to-date dividend payments to $57.

DISCUSSION OF FINANCIAL RESULTS

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	Change		October 2, 2021	September 26, 2020	Change
Revenue	$689.6	$591.2	16.6%		$2,079.6	$1,769.2	17.5%
Gross profit	222.0	190.6	16.5%		675.6	563.6	19.9%
Gross margin	32.2%	32.2%	—	bp	32.5%	31.9%	60	bp
Operating expenses(a)(b)	120.3	253.1	(52.5)%		284.4	496.3	(42.7)%
Operating expense to revenue ratio	17.4%	42.8%	(2,540)	bp	13.7%	28.1%	(1,440)	bp
Operating income (loss)(a)(b)	101.7	(62.5)	262.7%		391.2	67.3	481.3%
Operating margin	14.7%	(10.6)%	2,530	bp	18.8%	3.8%	1,500	bp
Interest and non-operating expenses (income), net	0.5	1.2	(58.3)%		(4.3)	4.0	207.5%
Income tax expense (benefit)	14.1	(16.2)	(187.0)%		182.7	(19.6)	**
Effective tax rate	13.9%	25.4%	(1,150)	bp	46.2%	(31.0)%	**
Income (loss) from continuing operations attributable to ITT Inc.	86.6	(48.0)	280.4%		211.8	82.1	158.0%
Net income (loss) attributable to ITT Inc.	87.5	(46.8)	287.0%		212.7	86.0	147.3%
** Resulting percentage or basis point change not considered meaningful.
(a)    Operating expenses and operating income for the nine months ended October 2, 2021 include the impact of the divestiture of InTelCo. See Operating Expenses section below for further information.
(b)    Operating expenses and operating income for the three and nine months ended September 26, 2020 include the impact of extending the projection period over which we expect asbestos claims to be filed against InTelCo. See Operating Expenses section below for further information.

REVENUE
The following table illustrates the revenue derived from each of our segments.

For the Three Months Ended	October 2, 2021	September 26, 2020	Change	Organic Growth (Decline)(a)
Motion Technologies	$332.3	$271.8	22.3%	20.3%
Industrial Process	210.7	194.1	8.6%	8.1%
Connect & Control Technologies	147.1	125.9	16.8%	17.0%
Eliminations	(0.5)	(0.6)
Total Revenue	$689.6	$591.2	16.6%	15.6%

For the Nine Months Ended	October 2, 2021	September 26, 2020	Change	Organic Growth (Decline)(a)
Motion Technologies	$1,045.0	$769.0	35.9%	30.3%
Industrial Process	626.9	614.7	2.0%	0.5%
Connect & Control Technologies	408.9	387.5	5.5%	4.6%
Eliminations	(1.2)	(2.0)
Total Revenue	$2,079.6	$1,769.2	17.5%	14.4%
(a)See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.

Motion Technologies
MT revenue for the three and nine months ended October 2, 2021 increased $60.5 and $276.0, respectively. Excluding the impact of favorable foreign currency translation of $5.3 and $43.1 for the three and nine months ended October 2, 2021, organic revenue increased $55.2 and $232.9, respectively. Sales from our Friction business grew 21% and 35%, respectively, during the three- and nine-month periods driven by strength in aftermarket and continued OE outperformance versus automotive production rates. Wolverine sales improved 33% and 30%, respectively, during the three- and nine-month periods due to growth in sealings and shims. KONI & Axtone sales increased 5% for both the three- and nine-month periods, primarily from strength in automotive aftermarket equipment, partially offset by a decline in rail.
The automotive industry is currently experiencing a global semiconductor supply shortage. This shortage has created supply chain disruptions for our automotive OEM customers, resulting in temporary declines in production. As a result, demand for our OEM brake pads and parts has been and may continue to be adversely affected until the shortage is resolved. While this shortage has had and may continue to have a negative impact on revenue, we continue to significantly outperform automotive production rates globally.
Industrial Process
IP revenue for the three and nine months ended October 2, 2021 increased $16.6 and $12.2, respectively. Both periods included favorable foreign currency translation impacts of $0.8 and $9.4, respectively. Organic revenue increased by $15.8 during the three-month period, primarily driven by growth in our short cycle business of 10% due to strength in the general industrial and mining markets. Organic revenue for the nine-month period increased $2.8, primarily driven by growth in pump projects of 12% due to strength in the oil and gas and general industrial markets. This was partially offset by a decline in our short-cycle business of 2%, attributable to the first half of the year.
The level of order and shipment activity at IP can vary significantly from period to period due to pump projects which are highly engineered, customized to customer needs, and have longer lead times. Total orders during the three and nine months ended October 2, 2021 were $242.5 and $689.2, respectively, an increase of 25.5% and 12.2% as compared to the respective prior year periods. Backlog as of October 2, 2021 was $412.0, an increase of $44.6, or 12.1%, as compared to December 31, 2020. Our backlog represents firm orders that have been received, acknowledged, and entered into our production systems.
Connect & Control Technologies
CCT revenue for the three and nine months ended October 2, 2021 increased $21.2 and $21.4, respectively, which included foreign currency translation impacts of $(0.2) and $3.6, respectively. Organic revenue increased $21.4 and $17.8 during the three- and nine-month periods, respectively. The increase in both periods was primarily driven by a strong performance in connector sales which grew 29% and 18%, respectively. The nine-month period was negatively impacted by a 10% revenue decline within the aerospace and defense markets. Although we have seen an increase in commercial air travel, as airframers work through high levels of inventory, we do not expect to see a significant improvement in sales until 2022.

GROSS PROFIT
Gross profit for the three months ended October 2, 2021 and September 26, 2020 was $222.0 and $190.6, respectively, reflecting a gross margin of 32.2% in both periods. Gross profit for the nine months ended October 2, 2021 and September 26, 2020 was $675.6 and $563.6, respectively, reflecting a gross margin of 32.5% and 31.9%, respectively. The increase in gross profit for the three- and nine-month periods was primarily driven by higher sales volume, productivity savings and strategic commercial actions. These items were partially offset by increases in raw material, shipping, and labor costs, as discussed further below.
Since 2020, the cost of raw materials, including commodities such as steel, used in our production processes has significantly increased. The rising prices are mainly a result of increased demand fueled by economic recovery from the COVID-19 pandemic as well as lower supply since global production capacity was cut in 2020. The impact of higher commodity prices on our financial results during the third quarter of 2021 was partially mitigated by fixed-price supply contracts with suppliers, especially in the first half of 2021. The expiration of these fixed-price contracts, continued raw materials inflation, and supply constraints had a negative impact on our third quarter financial results and are expected to have an unfavorable impact on our fourth quarter financial results. We have been able to offset some of this impact through price increases and productivity savings, and we expect to be able to do so in the fourth quarter and in 2022.
During 2021, worldwide supply chain challenges exacerbated by the COVID-19 pandemic and the rising demand for raw materials, as discussed above, have created upward pressure on shipping costs globally. These supply chain disruptions have contributed to congested shipping ports around the world, causing shipping delays and, in many cases, additional costs to be incurred in order to meet customer demand. As a result of these external pressures, our shipping costs, including for inbound and outbound freight, have increased as compared to the prior year, which has negatively impacted our gross profit. At this time, we are unable to predict when these issues will be resolved. Continued supply chain challenges resulting in incremental shipping costs could have a material impact on our financial results.
The manufacturing industry is also currently experiencing a skilled labor shortage. This shortage has created difficulties for the Company in attracting and retaining factory employees and in meeting customer demand, resulting in additional labor costs. Additionally, in September 2021 the current U.S. administration issued a mandate on COVID-19 vaccinations as well as requirements for unvaccinated employees to be tested weekly for COVID-19. Such requirements could result in employee attrition and further difficulty in securing future labor needs. As a result of these circumstances, our financial results have been and may continue to be negatively impacted. For additional information regarding the government-mandate on COVID-19 vaccination, see Part II, Item 1A, “Risk Factors”.
OPERATING EXPENSES
The following table summarizes our operating expenses, including by segment.

	Three Months Ended			Nine Months Ended
	October 2, 2021	September 26, 2020	Change	October 2, 2021	September 26, 2020	Change
General and administrative expenses	$55.9	$47.1	18.7%	$168.2	$148.8	13.0%
Sales and marketing expenses	37.4	33.4	12.0%	112.4	110.7	1.5%
Research and development expenses	22.5	19.7	14.2%	70.0	61.3	14.2%
Asbestos-related costs (benefit), net	—	141.4	(100.0)%	(74.4)	116.7	163.8%
Restructuring costs	4.5	11.5	(60.9)%	8.2	42.5	(80.7)%
Asset impairment charges	—	—	—%	—	16.3	(100.0)%
Total operating expenses	$120.3	$253.1	(52.5)%	$284.4	$496.3	(42.7)%
Total Operating Expenses By Segment:
Motion Technologies	$43.5	$31.8	36.8%	$126.5	$111.7	13.2%
Industrial Process	38.7	47.9	(19.2)%	114.7	161.5	(29.0)%
Connect & Control Technologies	28.6	27.0	5.9%	90.3	91.3	(1.1)%
Corporate & Other	9.5	146.4	(93.5)%	(47.1)	131.8	(135.7)%

General and administrative (G&A) expenses for the three and nine months ended October 2, 2021 increased $8.8 and $19.4, respectively. The increase was primarily due to higher incentive-based compensation as well as lower prior year personnel costs from proactive actions taken in response to the COVID-19 pandemic, which included a temporary reduction in executive compensation and suspension of select 401(k) benefits for certain U.S. employees that have since been reinstated. Last year, we also benefited from higher employee retention credits for the three- and nine-month periods, in connection with the 2020 CARES Act. The increase in both periods was partially offset by a decline in bad debt expense. In addition, environmental costs were higher for the nine-month period by $4.5, primarily due to prior year insurance-related recoveries.
Sales and marketing expenses increased $4.0 and $1.7 for the three and nine months ended October 2, 2021, respectively, primarily driven by benefits in the prior year period from discretionary spending reductions and temporary personnel cost actions taken in response to the COVID-19 pandemic.
Research and development expenses for the three and nine months ended October 2, 2021 increased $2.8 and $8.7, respectively, due to continued strategic investments in innovation and new product development to drive future growth.
Asbestos-related matters resulted in a net benefit of $74.4 for the nine months ended October 2, 2021, due to the recognition of a pre-tax gain of $88.8 from the divestiture of InTelCo, which was executed on July 1, 2021. During the three and nine months ended September 26, 2020, we recognized costs of $135.9 as a result of extending our projection period to include pending claims and claims expected to be filed through 2052, reflecting the full time period over which we expected asbestos claims to be filed against InTelCo. The nine months ended September 26, 2020 benefited from insurance settlements resulting in a net gain of $48.3. See Note 19, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.
Restructuring costs decreased $7.0 and $34.3, respectively, during the three and nine months ended October 2, 2021. Restructuring costs recorded during the prior year were primarily related to cost actions taken as part of our 2020 Global Restructuring Plan, which is an organizational-wide restructuring plan to reduce the overall cost structure of the Company in response to challenges caused by the COVID-19 pandemic. See Note 5, Restructuring Actions, to the Consolidated Condensed Financial Statements for further information.
Asset impairment charges during the nine months ended September 26, 2020 were related to a business within IP that primarily serves the global upstream oil and gas market. See Note 11, Plant, Property and Equipment, net, and Note 12, Goodwill and Other intangible assets, net, to the Consolidated Condensed Financial Statements for further information.
OPERATING INCOME
The following table summarizes our operating income and margin by segment.

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	Change		October 2, 2021	September 26, 2020	Change
Motion Technologies	$53.6	$50.4	6.3%		$194.3	$113.9	70.6%
Industrial Process	32.4	17.1	89.5%		94.9	44.5	113.3%
Connect & Control Technologies	25.2	16.4	53.7%		54.9	40.7	34.9%
Segment operating income	111.2	83.9	32.5%		344.1	199.1	72.8%
Asbestos-related (costs) benefit, net	—	(141.4)	(100.0)%		74.4	(116.7)	(163.8)%
Other corporate costs	(9.5)	(5.0)	90.0%		(27.3)	(15.1)	80.8%
Total corporate and other (costs) benefit, net	(9.5)	(146.4)	(93.5)%		47.1	(131.8)	(135.7)%
Total operating income (loss)	$101.7	$(62.5)	262.7%		$391.2	$67.3	481.3%
Operating margin:
Motion Technologies	16.1%	18.5%	(240)	bp	18.6%	14.8%	380	bp
Industrial Process	15.4%	8.8%	660	bp	15.1%	7.2%	790	bp
Connect & Control Technologies	17.1%	13.0%	410	bp	13.4%	10.5%	290	bp
Segment operating margin	16.1%	14.2%	190	bp	16.5%	11.3%	520	bp
Consolidated operating margin	14.7%	(10.6)%	2,530	bp	18.8%	3.8%	1,500	bp

MT operating income for the three and nine months ended October 2, 2021 increased $3.2 and $80.4, respectively, primarily due to higher sales volume, strategic commercial actions and savings from net productivity. These items were partially offset by higher raw material and shipping costs due to supply chain challenges and strategic growth investments.
IP operating income for the three and nine months ended October 2, 2021 increased $15.3 and $50.4, respectively. The three-month period benefited from net productivity savings, higher sales volume, and favorable mix. The nine-month period benefited from net productivity savings, prior year cost actions, a decline in bad debt expense and prior period asset impairments of $16.3.
The increases for both periods were partially offset by unfavorable raw material prices, shipping, and labor costs. The nine-month period also experienced unfavorable product mix due to higher pump project sales.
CCT operating income for the three and nine months ended October 2, 2021 increased $8.8 and $14.2, respectively, driven by higher sales volume and savings from net productivity. These were partially offset by unfavorable raw material and labor costs.
Other corporate costs for the three and nine months ended October 2, 2021 increased $4.5 and $12.2, respectively. The increase for both periods was primarily driven by higher incentive-based compensation, as well as lower prior year personnel costs from proactive actions taken in response to the COVID-19 pandemic. The increase in other corporate costs for the nine-month period also reflected higher environmental-related costs of $4.5 due to insurance-related recoveries in the prior year.
INTEREST AND NON-OPERATING EXPENSES AND INCOME, NET
The following table summarizes our net interest and non-operating expenses (income).

	Three Months Ended			Nine Months Ended
	October 2, 2021	September 26, 2020	Change	October 2, 2021	September 26, 2020	Change
Interest and non-operating expenses (income), net	$0.5	$1.2	(58.3)%	$(4.3)	$4.0	207.5%
The change during the three and nine months ended October 2, 2021 was due to a decline in postretirement-related costs mainly resulting from the termination of our U.S. qualified pension plan, which occurred in the fourth quarter of 2020. The nine-month period also benefited from a $3.4 gain from the final pricing adjustment in the second quarter of 2021 related to the plan termination.
INCOME TAX EXPENSE
The following table summarizes our income tax expense (benefit) and effective tax rate.

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Income tax expense (benefit)	$14.1	$(16.2)	$182.7	$(19.6)
Effective tax rate	13.9%	25.4%	46.2%	(31.0)%
The income tax expense and effective tax rate for the three months ended October 2, 2021 reflects a reduction in the current forecasted full-year effective tax rate primarily due to earnings mix, as well as a $1.9 tax benefit from a valuation allowance reversal in Brazil.
The income tax expense and effective tax rate for the nine months ended October 2, 2021 reflects the reversal of previously recorded deferred tax assets of $116.9 related to the Company’s divestiture of InTelCo. See Note 19, Commitments and Contingencies, for further information.
The income tax benefit and effective tax rate for the three and nine months ended September 26, 2020 is primarily due to the tax benefit resulting from the asbestos remeasurement charge of $135.9 in the third quarter. Additionally, the effective tax rate during the three-month period in 2020 includes a benefit of $3.2 related to previously unrecognized tax benefits from statute of limitations expirations. The effective tax rate for the nine-month period in 2020 also includes tax benefits of $27.2 resulting from an internal reorganization in Europe.

This reorganization resulted in a refined projection of future earnings, which will result in the realization of a portion of our deferred tax assets.
We are closely monitoring the potential passage of new U.S. tax legislation, which could result in substantial changes to the current U.S. tax system, including changes to the statutory corporate tax rate. Further, changes in tax laws resulting from the Organization for Economic Cooperation and Development’s (“OECD”) multi-jurisdictional plan of action to address base erosion and profit shifting could adversely impact our effective tax rate. As the effects of a change in U.S. tax law must be recognized in the period in which the new legislation is enacted, should new legislation be signed into law, our financial results could be materially impacted.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We plan to continue to transfer cash between certain international subsidiaries and the U.S. when it is cost effective to do so. We will also continue to support growth and expansion in markets outside of the U.S. through the enhancement of existing products and development of new products, increased capital spending, and potential foreign acquisitions. During the nine months ended October 2, 2021, we had net cash distributions from foreign countries to the U.S. of $48.3. During the year ended December 31, 2020, we had net cash distributions from foreign countries to the U.S. of $498.2. The timing and amount of any additional future distributions remains under evaluation based on our jurisdictional cash needs.
The Company also continues to evaluate the various global governmental programs instituted in response to COVID-19, including the American Rescue Plan Act of 2021 (ARPA). ARPA builds upon many of the measures in the CARES Act from March 2020 and the Consolidated Appropriations Act from December 2020. ARPA and various global programs in the jurisdictions in which we operate generally provide for employee retention credits, workforce incentives, and incentive financing programs backed by governmental agencies. During the three and nine months ended October 2, 2021, the Company recognized a benefit of $0.9 and $5.0, respectively, from the employee retention credit. During the three and nine months ended September 26, 2020, the Company recognized a benefit of $1.8 and $8.7, respectively. The benefit was recorded in operating income and related to the employer portion of payroll taxes. Certain non-U.S. jurisdictions have enacted similar stimulus measures. As of October 2, 2021, we have not incurred any borrowings under governmental loan programs. We continue to monitor any effects that may result from the ARPA and 2020 CARES Act or other similar legislation globally.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions and other factors the Board of Directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In the third quarter of 2021, we declared a dividend of $0.22 per share for shareholders of record on September 13, 2021, which was a 30% increase from the quarterly dividends declared in 2020. Dividend payments during the nine months ended October 2, 2021 amounted to $57.0.
During the nine months ended October 2, 2021 and September 26, 2020, we repurchased and retired 1.1 and 1.7 shares of common stock for $100.0 and $73.2, respectively, under our share repurchase plans.

Separate from our share repurchase plans, the Company repurchased 0.2 and 0.2 shares during the nine months ended October 2, 2021 and September 26, 2020, respectively, for an aggregate price of $11.7 and $10.7, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs. All repurchased shares are canceled immediately following the repurchases.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding. Commercial paper outstanding of $196.4 as of October 2, 2021 was issued through both the Company’s U.S. and Euro programs. Commercial paper outstanding under the U.S. program was $150.0, and was used to partially fund the divestiture of the entity holding legacy asbestos-related assets and liabilities (see Note 19, Commitments and Contingencies). Commercial paper outstanding under the Euro program was $46.4. As of December 31, 2020, we had commercial paper outstanding of $104.3, issued entirely under the Company’s Euro program. All outstanding commercial paper for both periods had maturity terms less than three months from the date of issuance.
Revolving Credit Agreements
On August 5, 2021, we entered into a revolving credit facility agreement with a syndicate of third party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). Upon its effectiveness, this agreement replaced our existing $500 revolving credit facility due November 2022 (the 2014 Revolving Credit Agreement). The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, and (ii) letters of credit for a face amount up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments by a minimum aggregate amount of $10 or any whole multiple of $1 in excess thereof. Borrowings under the credit facility are available in U.S. dollars, Euros, British pound sterling or any other currency that may be requested by us, subject to the approval of the administrative agent and each lender. We are permitted to request that lenders increase the commitments under the facility by up to $350 for a maximum aggregate principal amount of $1,050; however, this is subject to certain conditions and therefore may not be available to us. As of October 2, 2021 and December 31, 2020, we had no outstanding borrowings under the current or former revolving credit facility. See Note 14, Debt, to the Consolidated Condensed Financial Statements for further information.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from or used in operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations.

For the Nine Months Ended	October 2, 2021	September 26, 2020
Operating activities	$(127.9)	$318.1
Investing activities	(53.9)	(50.4)
Financing activities	(74.2)	(109.9)
Foreign exchange	(18.5)	12.2
Total net cash (used in) provided by continuing operations	(274.5)	170.0
Net cash (used in) provided by discontinued operations	0.7	0.2
Net change in cash and cash equivalents	$(273.8)	$170.2
Operating Activities
The decrease in net cash from operating activities of $446 was primarily due to a one-time cash payment of $398.0 during the second quarter of 2021 related to the divestiture of the entity holding legacy asbestos-related assets and liabilities. In addition, we made working capital investments in our business to support sales growth. These items were partially offset by an increase in segment operating income.

Investing Activities
The increase in net cash used in investing activities was driven by an increase in capital expenditures, which were $52.6 and $47.6 during the nine months ended 2021 and 2020, respectively.
Financing Activities
The decrease in net cash used in financing activities of $35.7 was primarily driven by an increase in net commercial paper borrowings of $64.7 and prior year revolver repayments, net of borrowings, of $28.9. These items were partially offset by an increase in repurchases of ITT common stock and dividends paid.
KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews a variety of key performance indicators including revenue, segment operating income and margins, and earnings per share, some of which are calculated with accounting principles other than those generally accepted in the United States of America (GAAP). In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions, dividends, and share repurchases. Some of these metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures to be key performance indicators. These measures may not be comparable to similarly titled measures reported by other companies.
•“Organic revenue” is defined as revenue, excluding the impacts of foreign currency fluctuations and acquisitions. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. We believe that reporting organic revenue provides useful information to investors by facilitating comparisons of our revenue performance with prior and future periods and to our peers.
The following tables include a reconciliation of revenue to organic revenue by segment.

Three Months Ended October 2, 2021	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2021 Revenue	$332.3	$210.7	$147.1	$(0.5)	$689.6
Foreign currency translation	(5.3)	(0.8)	0.2	—	(5.9)
2021 Organic revenue	$327.0	$209.9	$147.3	$(0.5)	$683.7
2020 Revenue	$271.8	$194.1	$125.9	$(0.6)	$591.2
Organic growth	55.2	15.8	21.4	0.1	92.5
Percentage change	20.3%	8.1%	17.0%		15.6%

Nine Months Ended October 2, 2021
2021 Revenue	$1,045.0	$626.9	$408.9	$(1.2)	$2,079.6
Foreign currency translation	(43.1)	(9.4)	(3.6)	—	(56.1)
2021 Organic revenue	$1,001.9	$617.5	$405.3	$(1.2)	$2,023.5
2020 Revenue	$769.0	$614.7	$387.5	$(2.0)	$1,769.2
Organic growth (decline)	232.9	2.8	17.8	0.8	254.3
Percentage change	30.3%	0.5%	4.6%		14.4%

•“Adjusted operating income” and “Adjusted segment operating income” are defined as operating income, adjusted to exclude special items that include, but are not limited to, asbestos-related impacts, restructuring, certain asset impairment charges, certain acquisition-related impacts, and unusual or infrequent operating items. Special items represent charges or credits that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. “Adjusted operating margin” and “Adjusted segment operating margin” are defined as adjusted operating income or adjusted segment operating income divided by revenue. We believe that these financial measures are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as evaluating operating performance in relation to our competitors.
The following tables include a reconciliation of operating income to adjusted operating income by segment.

Three Months Ended October 2, 2021	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income (loss)	$53.6	$32.4	$25.2	$111.2	$(9.5)	$101.7
Restructuring costs	4.1	0.5	(0.1)	4.5	—	4.5
Other(b)	—	—	—	—	0.6	0.6
Adjusted operating income (loss)	$57.7	$32.9	$25.1	$115.7	$(8.9)	$106.8
Adjusted operating margin	17.4%	15.6%	17.1%	16.8%		15.5%

Nine Months Ended October 2, 2021
Operating income	$194.3	$94.9	$54.9	$344.1	$47.1	$391.2
Asbestos-related benefit, net(a)	—	—	—	—	(74.4)	(74.4)
Restructuring costs	4.1	1.4	2.4	7.9	0.3	8.2
Other(b)	—	—	—	—	2.3	2.3
Adjusted operating income (loss)	$198.4	$96.3	$57.3	$352.0	$(24.7)	$327.3
Adjusted operating margin	19.0%	15.4%	14.0%	16.9%		15.7%

Three Months Ended September 26, 2020	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income (loss)	$50.4	$17.1	$16.4	$83.9	$(146.4)	$(62.5)
Restructuring costs	—	10.2	1.3	11.5	—	11.5
Asbestos-related costs, net(a)	—	—	—	—	141.4	141.4
Other(c)	—	0.1	—	0.1	0.3	0.4
Adjusted operating income (loss)	$50.4	$27.4	$17.7	$95.5	$(4.7)	$90.8
Adjusted operating margin	18.5%	14.1%	14.1%	16.2%		15.4%

Nine Months Ended September 26, 2020
Operating income (loss)	$113.9	$44.5	$40.7	$199.1	$(131.8)	$67.3
Restructuring costs	14.0	18.1	8.0	40.1	2.4	42.5
Asbestos-related costs, net(a)	—	—	—	—	116.7	116.7
Asset impairment charges(d)	—	16.3	—	16.3	—	16.3
Other(c)	—	0.6	0.2	0.8	—	0.8
Adjusted operating income (loss)	$127.9	$79.5	$48.9	$256.3	$(12.7)	$243.6
Adjusted operating margin	16.6%	12.9%	12.6%	14.5%		13.8%
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
The following table includes reconciliations of income from continuing operations to adjusted income from continuing operations.

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Income (loss) from continuing operations attributable to ITT Inc.	$86.6	$(48.0)	$211.8	$82.1
Net asbestos-related costs, net of tax expense (benefit) of $0.0, ($33.8), $113.5 and ($28.4), respectively(a)	—	107.6	39.1	88.3
Tax-related special items(b)	(4.7)	(0.1)	2.9	(33.3)
Restructuring costs, net of tax benefit of $1.5, $0.9, $2.1 and $8.5, respectively	3.0	10.6	6.1	34.0
Asset impairment charges, net of tax benefit of $0.0, $0.0, $0.0 and $0.1, respectively(c)	—	—	—	16.2
Other, net of tax (benefit) expense of ($0.1), ($0.4), $0.3 and ($1.0), respectively(d)	0.5	1.4	(0.8)	4.0
Adjusted income from continuing operations	$85.4	$71.5	$259.1	$191.3
Income (loss) from continuing operations attributable to ITT Inc. per diluted share (EPS)	$1.00	$(0.55)	$2.45	$0.94
Adjusted EPS	$0.99	$0.82	$2.99	$2.19
(a)See Note 19, Commitments and Contingencies, for further information.
(b)Tax-related special items primarily reflect the impacts of valuation allowances.
(c)Asset impairment charges are related to a business within IP that primarily serves the global upstream oil and gas market.
(d)Other special items for the three- and nine-month periods of 2021 include accelerated amortization of an intangible asset. The nine-month period also includes a benefit from the finalization of the U.S. qualified pension plan termination. Other special items for the three- and nine-month periods of 2020 primarily include costs associated with the termination of U.S. qualified pension plan.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. For a discussion of legal proceedings, see Note 19, Commitments and Contingencies to the Consolidated Condensed Financial Statements.
As described in Note 19, Commitments and Contingencies, on July 1, 2021, we completed the divestiture of InTelCo Management LLC (InTelCo), a former subsidiary which held our legacy asbestos-related assets and liabilities. In connection with the divestiture, we contributed approximately $398 to InTelCo. Pursuant to the purchase agreement, the buyer and InTelCo agreed to indemnify the Company and its affiliates for all legacy asbestos-related and other product liabilities, while the Company agreed to indemnify InTelCo and its affiliates for all other historical liabilities of InTelCo, which includes any losses with respect to release of, or exposure to, hazardous materials. These indemnification obligations are not subject to any cap or time limitation. As a result of the divestiture, we believe we have resolved our involvement in material legal proceedings related to asbestos exposure.
ITEM 1A. RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of our 2020 Annual Report, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report, other than as noted below and our risk factor regarding exposure to legacy asbestos claims and related assets, liabilities and cash flows that no longer applies to the Company after the divestiture of the entity holding asbestos-related assets and liabilities, as discussed in Note 19, Commitments and Contingencies to the Consolidated Condensed Financial Statements, other than as noted below.
The U.S. presidential executive order concerning mandatory COVID-19 vaccination of U.S.-based employees of certain companies that are suppliers to the U.S. government could have a material adverse impact on our business and results of operations.
On September 9, 2021, U.S. President Biden issued an executive order requiring all employers with U.S. government contracts to ensure that their U.S.-based employees, contractors, and subcontractors, that work on or in support of U.S. government contracts, are fully vaccinated by December 8, 2021, and it only permits limited exceptions for medical and religious reasons. In addition, on September 9, 2021, U.S. President Biden announced that he has directed the U.S. Department of Labor’s Occupational Safety and Health Administration (OSHA) to develop an Emergency Temporary Standard (ETS) mandating either full vaccination or at least weekly testing of employees for employers with 100 or more employees. Although OSHA has not yet issued the ETS, it sent a proposed ETS to the U.S. White House’s Office of Management and Budget for review on October 12, 2021.
We cannot currently predict the impact that the executive order or the OSHA ETS will have on our workforce or business operations. Certain of our businesses, including CCT, are U.S. government contractors with U.S.-based employees, contractors and/or subcontractors that service or support U.S. government contracts. Furthermore, employees not subject to the executive order requirement and who are not fully vaccinated may be subject to the ETS that will require them to get a COVID-19 test at least once a week. Additional vaccine mandates may be announced in jurisdictions in which our businesses operate. Our implementation of these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs. In addition, if we are not able to meet the requirements for government contractors we may lose these orders. These requirements could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 30, 2019, the Board of Directors approved an indefinite term $500 share repurchase program (the 2019 Plan). We intend to utilize the 2019 Plan in a manner that is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisition, while also providing cash returns to shareholders.
Purchases of equity securities by the issuer and affiliated purchasers

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
7/4/2021 - 7/31/2021	—	$—	—	$438.7
8/1/2021 - 9/4/2021	0.2	$98.93	0.2	$413.7
9/5/2021 - 10/2/2021	0.3	$89.57	0.3	$388.7
(1)Average price paid per share is calculated on a settlement basis and includes commissions.
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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were €2.2 million euros and €1.5 million euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of €1.3 million euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through October 2, 2021, however, Bornemann did pay fees of approximately €8 thousand euros during the nine months ended October 2, 2021 and approximately €11 thousand euros during 2020 to the German financial institution which is maintaining the Bond.

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

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2021, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Condensed Financial Statements, and (vii) Cover Page

(104)	The cover page from the Quarterly Report on Form 10-Q for the quarter ended October 2, 2021, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ John Capela
John Capela
Chief Accounting Officer
(Principal Accounting Officer)
November 4, 2021