Form 10-K
period 2021-12-31
ITT Inc.
filed 2022-02-16
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of common stock of the registrant held by non-affiliates of the registrant on June 30, 2021 was approximately $7.8 billion. As of February 14, 2022, there were 85.3 million shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2022 Annual Meeting of Shareholders are incorporated by reference in Part II and Part III of this Form 10-K.

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
We use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “future,” “may,” “will,” “could,” “should,” “potential,” “continue,” “guidance” and other similar expressions to identify such forward-looking statements. By their nature, forward-looking statements are inherently uncertain, unpredictable, outside of ITT's control, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such forward-looking statements.
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
◦disruptions to our operations and demand for our products, increased costs, disruption of supply chain, and other constraints in the availability of materials and other necessary services;
◦government-mandated site closures, employee illness, skilled labor shortages, the impact of potential travel restrictions, stay-in-place restrictions, and vaccination requirements on our business and workforce; and
◦customer and supplier bankruptcies, impacts to the global economy and financial markets, and liquidity challenges in accessing capital markets;
•uncertain global economic and capital markets conditions, including those due to COVID-19, trade disputes between the U.S. and its trading partners, actions taken by the current U.S. administration, political and social unrest, and the availability and fluctuations in prices of steel, oil, copper, and other commodities;
•volatility in raw material prices and our suppliers’ ability to meet quality and delivery requirements;
•failure to manage the distribution of products and services effectively;
•failure to compete successfully and innovate in our markets;
•failure to protect our intellectual property rights or violations of the intellectual property rights of others;
•the extent to which there are quality problems with respect to manufacturing processes or finished goods;
•the risk of cybersecurity breaches;
•loss of or decrease in sales from our most significant customers;
•risks due to our operations and sales outside the U.S. and in emerging markets;

•fluctuations in foreign currency exchange rates and the impact of such fluctuations on our hedging arrangements;
•fluctuations in demand or customers’ levels of capital investment and maintenance expenditures, especially in the energy, chemical, and mining markets, or changes in our customers’ anticipated production schedules, especially in the commercial aerospace market;
•the risk of material business interruptions, particularly at our manufacturing facilities;
•risk of liabilities from past divestitures and spin-offs;
•failure of portfolio management strategies, including cost-saving initiatives, to meet expectations;
•risks related to government contracting, including changes in levels of government spending and regulatory and contractual requirements applicable to sales to the U.S. government, including the impact of COVID-19 vaccination mandates on our ability to continue to participate in federal contracting;
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
•risk of product liability claims and litigation; and
•changes in laws relating to the use and transfer of personal and other information.
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
COMPANY OVERVIEW
ITT is a diversified manufacturer of highly engineered critical components and customized technology solutions primarily for the transportation, industrial, and energy markets. We manufacture components that are integral to the operation of equipment, systems and manufacturing processes in these key markets. Our products provide enabling functionality for applications where reliability and performance are critically important to our customers and the users of their products. We operate through three primary segments: Motion Technologies (MT), Industrial Process (IP), and Connect & Control Technologies (CCT).

2021 COMPANY SNAPSHOT
• $2.8 billion of sales across approx. 125 countries	• Approx. 9,900 employees in 35 countries
• Global presence with 70% of revenue outside the U.S.	• Balanced and diversified portfolio
MT is a global manufacturer of highly engineered and durable brake pads, shock absorbers, and damping technologies for the automotive and rail markets. IP is a global manufacturer of industrial pumps, valves, and monitoring and control systems, and provides aftermarket services, for the energy, chemical and petrochemical, pharmaceutical, general industrial, mining, pulp and paper, food and beverage, and biopharmaceutical markets. CCT is a global designer and manufacturer of harsh-environment connectors and critical energy absorption and flow control components, primarily for the aerospace, defense, and industrial markets. For additional segment information, see Segment Information section below.
Business Model and Strategy
Our businesses share a common, repeatable operating model centered on our engineering capabilities. Each business applies its technology and engineering expertise to solve our customers' most pressing challenges. Our technological applications foster an ongoing business relationship with our customers which provides us with unique insight into our customers' requirements while enabling us to develop solutions to better assist our customers achieve their business goals. Our technology and customer intimacy together provides opportunities to capture recurring revenue streams, aftermarket opportunities, and long-lived platforms from original equipment manufacturers (OEMs).
We create long-term stakeholder value through our four strategic priorities of customer centricity, operational excellence, effective capital deployment and sustainability and innovation. Our strategy is designed to achieve premier financial performance by combining profitable growth with operational improvements, while keeping our customers at the center of everything we do.
Our operational improvements optimize safety, quality, on time delivery, and productivity. We are on a journey to establish a higher performance culture that goes beyond the factory floor to improve the efficiency and effectiveness of all critical processes in the value chain. These initiatives encompass not only continuous improvement principles, but also leadership, talent, and cultural aspects. For additional information, see "Human Capital Management" within Other Company Information.

We believe ITT has the opportunity to continue to expand geographically, enhance existing products and develop new products, improve our market position, and increase earnings through organic growth and targeted acquisitions. We are expanding in international markets and investing in new products that leverage our deep engineering capabilities. We continue to evaluate investments that will enable us to strategically and efficiently deploy capital, including close-to-core acquisitions that have unique and differentiated products, services, and technologies. Effective capital deployment, including resource optimization and a disciplined focus on cash flow management, are a major part of how we plan to achieve our strategy and deliver strong shareholder returns.
Primary Businesses and Brands
Our businesses are committed to quality, reliability, durability, and engineering excellence. Our brands have a strong international presence across many emerging markets, including China, India, Mexico, Brazil, and Saudi Arabia.

OUR KEY BRANDS
MT	• ITT Friction Technologies	• KONI	• Wolverine Advanced Materials
	• Axtone	• Novitek	• Galt
IP	• Goulds Pumps®	• Bornemann®	• Engineered Valves®
	• PRO Services®	• C'treat®	• i-ALERT®
• Rheinhütte Pumpen
CCT	• Cannon®	• VEAM®	• BIW Connector Systems®
	• Aerospace Controls	• Enidine®	• Compact Automation®
	• Neo-Dyn® Process Controls	• Conoflow®	• Matrix Composites

SEGMENT INFORMATION
See Note 3, Segment Information, to the Consolidated Financial Statements for financial information about each of our segments.
Motion Technologies (MT)
The Motion Technologies segment is a manufacturer of brake pads, shims, shock absorbers, energy absorption components, and sealing technologies primarily for the transportation industry, including passenger cars and trucks, light- and heavy-duty commercial and military vehicles, buses, and trains. MT consists of the following primary business units: ITT Friction Technologies, Wolverine Advanced Materials, and KONI & Axtone.
ITT Friction Technologies (Friction)
Friction manufactures a range of brake pads installed as original equipment (OE) on passenger cars (both internal combustion engine vehicles and electric vehicles) and light commercial vehicles. Demand for our products stems from a variety of end customers and automotive platforms around the world. OE brake pads are sold directly to OEMs or to Tier-1 brake manufacturers. Our OE brake pads are designed to meet customer specifications and environmental regulations, and to satisfy an array of performance standards across multiple geographies. Most automotive OEM platforms (car models) require specific brake pad formulations and have demanding quality, delivery, and volume schedules. Friction anticipated the industry transition towards copper-free brake pads, and is a recognized industry leader in the paradigm shift towards new brake pad formulations that are designed, developed and tested specifically for electric vehicles (EV). Friction's success in developing brake pads for EVs has led it to win multiple EV platform awards with traditional and new OEMs.
Friction also manufactures aftermarket brake pads designed for the automotive service and repairs market. This market consists of both OE dealers, also referred to as original equipment service (OES) networks, and independent aftermarket networks. Brake pads sold within the OES network generally match the specifications of an original auto platform OE brake pad and are sold either directly to OEMs or to Tier-1 brake manufacturers, such as Continental AG (Continental), or indirectly through independent distributor channels. Our catalog of pads sold in independent aftermarket networks features technology designed to provide a range of braking performance levels.
Wolverine Advanced Materials (Wolverine)
Wolverine is a manufacturer of custom damping technologies for automotive braking systems (for both internal combustion engine vehicles and EVs) and specialized gasket sealing solutions for harsh operating environments.

Wolverine sells its products, which consist primarily of brake shims and gaskets, to Tier-2 brake pad suppliers (including Friction Technologies) and to Tier-1 manufacturers. Brake shims are thin metal and rubber adhesive dampeners that fit onto the brake pad and against the brake caliper to prevent excessive noise and vibration. Gaskets are an anti-vibration and sealing solution that prevent fluid spillage in applications such as engines, transmissions, exhaust systems, fuel systems, and a variety of pneumatic systems. These products are sold either as coils of rubber-coated sheet metal or stamped into finished component parts.
KONI & Axtone
The KONI & Axtone business services four main end markets: railway rolling stock for freight and passenger trains; car and racing; bus, truck and trailer; and defense.
Railway provides a wide range of equipment for passenger rail, locomotives, freight cars, high speed trains, and light rail. Offerings include customized energy absorption solutions, hydraulic shock absorbers (primary, lateral, and inter-car), yaw dampers, springs, visco-elastic and hydraulic buffers, coupler components, and crash mitigation. Revenue from our rail damping systems is balanced between OE and aftermarket customers. Sales are made either directly to train manufacturers and train operators carrying out scheduled train maintenance programs, or indirectly through distributors. KONI & Axtone are lifetime partners of rail customers, offering repair and overhauling capabilities for their products.

Car and Racing features performance shock absorbers often using our Frequency Selective Damping (FSD) technology. FSD products generally are used by car and racing enthusiasts who desire to modify their cars for increased handling performance and comfort. KONI aftermarket car shock absorbers are sold around the world, directly to customers and through a distribution network that markets KONI products into specific geographies or customer groups. KONI shock absorbers are also incorporated into new OEM platform designs and sold to Tier-1 shock absorber manufacturers.
Bus, Truck and Trailer and Defense manufactures hydraulic and hydro-pneumatic shock absorbers for sale to both OEM and aftermarket customers.
Other Information
MT has a global manufacturing footprint with advanced automation capabilities, with production facilities in Europe, China, and North America.
MT competes in markets primarily served by large and well-established national and global companies. Key competitive drivers within the brake pad and brake shim business include technical expertise, formulation development capabilities, scale production, product performance, high-quality standards, customer intimacy, reputation, and the ability to meet demanding delivery and volume schedules in a limited amount of time. We have well-established, long-term relationships with our OE and OES brake pad customers based on mutual trust, local proximity, and a wide range of cooperative activities, ranging from design, to sampling, prototyping, and testing phases of brake pads. MT is also a leading supplier of aftermarket brake pads within the highly fragmented global market.
Competitive drivers in MT's rail business include customer intimacy, price, technical expertise, and product performance. MT rail products are considered critical components because of safety requirements and thus they are designed specifically for different train applications, and must satisfy strict compliance requirements. MT is a global leader in rail suspension components, freight coupling devices currently used in Europe, and crash absorption systems.
MT's sales to Continental, a supplier to the automotive industry and MT's largest customer, represent 20% of MT's 2021 revenue. Automaker requests to use ITT brake pads in their Continental-produced braking systems (calipers) typically account for approximately half of MT's revenue from Continental. These automaker requests are generally formalized through supply agreements signed directly between MT and automakers. The remainder of MT's sales to Continental is through a long-term agreement to supply Continental with aftermarket parts.
Industrial Process (IP)
The Industrial Process segment is an OEM and an aftermarket parts and service provider of industrial pumps, valves, plant optimization, and remote monitoring systems and services. IP's products serve an extensive base of customers ranging from large multi-national companies and engineering, procurement, and construction (EPC) firms to regional distributors and various other end-users. IP has a global manufacturing footprint with significant operations in the United States, South Korea, Saudi Arabia, Mexico, and Germany. IP's customers operate in global infrastructure and natural resource markets such as energy, chemical and petrochemical, pharmaceutical, general industrial, mining, pulp and paper, food and beverage, and power generation. IP's marketplace-recognized brands include Goulds Pumps®, Bornemann®, Rheinhütte Pumpen, Engineered Valves®, PRO Services®, C'treat®, and i-ALERT®.
Industrial Pumps
Industrial pumps are used by a wide array of customers and applications primarily in the chemical, energy, mining, general industrial, pharmaceutical, and power generation markets. IP designs and manufactures configured-to-order and standards-based industrial pumps that are highly engineered and customized to customer needs. These products include a broad portfolio of centrifugal and twin screw positive displacement pumps that meet the following industry-recognized standards: American Petroleum Institute (API), American National Standards Institute (ANSI), ATmosphere EXplosible, European Directive 2014/34/EC (ATEX), IEC standards (IECEx), and International Organization for Standardization (ISO). Our project pumps are generally part of larger and more complex capital projects, have longer lead times than baseline pumps, and are generally managed by EPC firms.
Valves
Valves are manufactured to handle a wide variety of process conditions and solve unique challenges in the biopharmaceutical, chemical, mining, power generation, pulp and paper, and general industrial markets. Our portfolio of valve products includes knife-gate valves, ball valves, and hygienic and industrial diaphragm valves, marketed under the brand names EnviZion®, Cam-Line®, Cam-Tite®, Dia-Flo®, Fabri-Valve®, Pure-Flo®, and Skotch®. Our EnviZion® valve has embedded technologies for faster maintenance turnarounds, lower system start-up time, higher equipment uptime, and greater production capacity for drug manufacturers. New to our portfolio is the Integrated Sensing Platform (ISP), which is a next-generation linear position sensing technology for EnviZion® and Pure-Flo® hygienic diaphragm valves, developed specifically for the toughest applications in the Biopharm and sanitary industries.
Aftermarket
Our aftermarket solutions, which represent approximately 45% of IP's revenue, provide customers with replacement parts, services, and plant optimization solutions that reduce total cost of ownership of pumps and rotating equipment. In addition to providing standard repairs, IP also develops engineered solutions for specific customer process issues. Examples include innovative technologies like PumpSmart® Control & Protection Technology and i-ALERT® Equipment Health Monitoring Devices, which remotely control and monitor pumps and other rotating equipment in an industrial environment.
Other Information
IP markets via a global and diversified sales channel structure. End-users are serviced by an extensive network of independent distributors, to whom we sell our products and which account for approximately one-third of revenue. We also sell directly to end-users through our customer-focused direct sales and service organization. In addition, we have focused channels dedicated to supporting EPC firms, as their needs are often distinct from those of distribution and end-user customers.
The pump and valve markets we serve are highly competitive and fragmented. For most of our products, there are many regional competitors and a limited number of larger global peers. Primary customer purchase decision drivers include price, lead time and on-time performance, brand recognition, quality, breadth of product and service offerings, commercial terms, technical support, and localization. Pricing can be very competitive for large projects because completed projects generate ongoing profitable aftermarket opportunities for the OE provider.
Connect & Control Technologies (CCT)
The Connect & Control Technologies segment designs and manufactures a range of highly-engineered connectors and specialized products for critical applications supporting various markets including aerospace and defense, industrial, transportation (including EVs), medical, and energy. CCT’s products are often components on long-lived platforms that generate recurring aftermarket and replacement opportunities. CCT has organized its business around product offerings and end-user markets, with dedicated teams specializing in solutions for their specific markets, providing focused customer support and expertise.
Connector Products
The connector product portfolio includes high-performance connectors of the following types: Circular, Rectangular, Radio Frequency, Fiber Optic, D-sub Miniature, Micro-Miniature, and cable assemblies. Brands include Cannon®, VEAM®, and BIW Connector Systems®, which deliver solutions to enable the transfer of data, signals, and power into various end-user markets including aerospace, defense, industrial, transportation, medical, and energy. These brands are known for high-performance, high-reliability solutions which withstand high temperatures and pressure and are resistant to corrosive environments. In certain harsh environment markets, our connector products are considered market leaders because of our technological capabilities, cost performance, and global footprint.
Products for the aerospace and defense markets include industry standards-based connectors and late stage customized solutions for most segments of the commercial aviation and defense industries. These products are designed to withstand the extreme conditions in harsh environments that are typical in aviation and military applications and where reliability and safety are critical factors.
Products for the industrial markets include connectors for industrial production and transportation equipment, industrial electronics and instruments, and other industrial and medical applications. Products for the transportation markets include connectors for passenger rail, heavy-duty vehicles, and electric vehicle charging station applications.
Products for the energy markets include connectors that provide power for electric submersible pumps in oil wells, reservoir monitoring instruments, and electrical downhole heaters. Specific product applications include electrical power penetrators for wellheads, packers, and pods that are able to accommodate various sizes and provide for multiple sealing strategies and ratings.
Control Products
The control product portfolio consists of highly engineered actuation, flow control, energy absorption, environmental control, and composite component solutions for the aerospace, defense, and industrial markets.
Control products for the aerospace and defense markets include actuators, valves, pumps and switches for flow control applications, rate controls, seat recline locks and elastomer isolators for aircraft interiors, elastomeric bearings for rotorcraft vibration isolation, heaters, hoses, and composite ducting for environmental control systems, and advanced composites for engine applications. Brands include Aerospace Controls, Enidine®, and Matrix Composites.
Control products for the industrial markets include shock absorbers, wire ropes and actuators for factory and warehouse automation, regulators and switches for process control applications, seismic isolators and large bore shocks for protection of critical infrastructure, and regulators for natural gas vehicles. Brands include Enidine®, Compact Automation®, Turn-Act®, Neo-Dyn®, and Conoflow®.
Other Information
CCT has a global production footprint, including facilities in the United States, Mexico, Germany, Italy, China, and Japan, which provide close geographic proximity to key customers. CCT competes with a large number of companies in highly fragmented industries, ranging from large public multi-national corporations to small privately held local firms, depending on the product line and region. CCT's ability to compete successfully depends upon numerous factors, including quality, price, lead time, performance, brand recognition, customer service, innovation, application expertise, and previous installation history. In addition, collaboration with customers to deliver a wide range of product offerings has allowed CCT to compete effectively, to cultivate and maintain strong customer relationships, and to expand into new markets. CCT products are sold directly and indirectly through numerous channels, including distributors. CCT has long-lasting relationships with distributors, as many have been selling certain CCT products for decades. Sales to distributors represented approximately one-third of CCT's 2021 revenue.

OTHER COMPANY INFORMATION

Key Components and Raw Materials
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
Our operating results are generally exposed to fluctuations in the prices and supply constraints of raw materials and commodities due to inflation, supply chain disruptions and tariffs imposed by the U.S. and other countries. We continually monitor the business conditions of our supply chain to maintain our market position and to avoid potential supply disruptions. During 2021, we experienced, and continue to experience, significant disruptions to our supply chain caused primarily by the COVID-19 pandemic. These supply chain challenges have resulted in shortages of materials, including commodities such as steel, and other components that we use in our production processes. Because of the rising demand for raw materials globally, we have experienced significant increases in prices and shipping costs, which impacted our financial results. See Item 7, Management's Discussion and Analysis for additional information. We have been able to partially mitigate the impact of this inflation via fixed-price supply contracts with suppliers, price increases to customers and productivity savings. We typically acquire materials and components through a combination of blanket and scheduled purchase orders to support our materials requirements for an average of four to eight weeks, with the exception of some specialty materials. In limited circumstances, we may have to obtain scarce components for higher prices on the spot market, which may have a negative impact on our results. We also acquire certain inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price, and availability of supply. We evaluate hedging opportunities to mitigate or minimize the risk of margin erosion resulting from the volatility of commodity prices. The challenges associated with supply chain disruptions, inflation and tariffs are expected to continue in 2022, and we are unable to reasonably predict when they will be resolved. As a result, we cannot provide assurance that we will not be adversely affected by materials price volatility or the availability of supplies to meet customer demand in the future.
Manufacturing Methods
Our businesses utilize two primary methods to fulfill demand for products: build-to-order and engineer-to-order.
•Build-to-order consists of assembling a group of products with the same pre-defined specifications, generally for our OEM customers. We employ build-to-order capabilities to maximize manufacturing and logistics efficiencies by producing high volumes of basic product configurations.
•Engineer-to-order consists of assembling a customized system according to a customer’s individual order specifications. Engineer-to-order permits the configuration of units to meet the customized requirements of our customers.
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
Although we own and control a significant number of patents, trade secrets, confidential information, trademarks, trade names, copyrights, and other intellectual property rights which, in the aggregate, are of material importance to our business, management believes that our Company, as a whole, as well as each of our core segments, is not materially dependent on any one intellectual property right or related group of such rights. Patents, patent applications, and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise. As the portfolio of our patents, patent applications, and license agreements has evolved over a long period of time, we do not expect the expiration of any specific patent or other intellectual property right to have a material adverse effect on our financial statements.
Research and Development
Research and Development (R&D) is key to our strategy and is generally focused on the design of highly engineered solutions. R&D focuses on developing competitive solutions to address clear needs in the market segments we serve. In addition, we work closely with our customers to address their needs by engineering solutions to fit their particular application, thus enabling our customers to achieve their specific goals. We believe R&D is a source of competitive advantage and, in recent years, we have invested in new product innovation, including opening new innovation centers in Italy and China to support our R&D efforts. We plan to continue this effort in the future. R&D as a percentage of sales was 3.4% during 2021, 2020, and 2019.
Cyclicality and Seasonality
Many of the businesses in which we operate are subject to specific industry and general economic cycles. We consider our connector products in our CCT segment to be an early-cycle business, meaning it generally is impacted in the early portion of an economic cycle. Our automotive and aerospace components businesses tend to be impacted in the middle portion of the cycle, and our industrial pump business typically is impacted late in the economic cycle.
Our businesses experience limited seasonal variations. Revenue impacts from the limited seasonal variations are typically mitigated by our backlog of orders that allows us to adjust levels of production across different periods.
Environmental Matters
We are subject to stringent federal, state, local, and foreign environmental laws and regulations concerning air emissions, water discharges and waste disposal. In the U.S., these include, but are not limited to, the Federal Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Environmental requirements are significant factors affecting our operations. We have established an internal program to assess compliance with applicable environmental requirements at our facilities. The program, which includes periodic audits of many of our locations, including our major operating facilities, is designed to identify problems in a timely manner, correct deficiencies and prevent future noncompliance. ITT's environmental liabilities are, for the most part, not associated with current operating facilities (only two of ITT's 26 locations with environmental liabilities are current operating sites). Additionally, ITT’s diligent approach to remediation has resulted in a reduction in the number of ongoing environmental remediation matters by approximately 50% over the past six years.
We closely monitor our environmental responsibilities, together with trends in environmental laws. In addition, we have purchased insurance protection against certain environmental risks arising from our business activities. Environmental laws and regulations are subject to change, and the nature and timing of such changes, if any, is difficult to predict. As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements. For additional information regarding environmental matters, see "Critical Accounting Estimates" within Item 7, Management's Discussion and Analysis, Note 20, Commitments and Contingencies, to the Consolidated Financial Statements, and our September 2021 sustainability report, SustainabilITTy 2021 Supplement, which can be found on our website.
Human Capital Management
In order to continue innovating in the industries we serve, ITT remains committed to attracting and retaining top talent. We strive to make ITT a diverse, inclusive, and safe workplace for all, and create a higher performance culture with opportunities and training for employees to develop and grow professionally and personally. In addition, we offer competitive compensation, benefits, and health and wellness programs.
As of December 31, 2021, we had approximately 9,900 employees located in 35 countries, including approximately 2,600 employees in the U.S. As of December 31, 2021, approximately 21% of our U.S. employees are represented by unions. No one unionized facility accounted for more than 11% of ITT's total revenues. In addition, many of our global employees are covered by collective agreements or represented by works councils or other groups. We continually focus on building strong relationships with our employees, and we have not experienced any material strikes or work stoppages in the past several years.
Corporate Governance and Oversight
We believe the success of our business is tied to the strength of our human capital. In order to foster a higher-performance culture, we are committed to maintaining effective strategies to support recruiting and hiring, onboarding and training, compensation planning, performance management, and professional development. To facilitate oversight of these matters, our Board of Directors (the “Board”) is composed of highly experienced and diverse individuals. The role of the Board is to oversee the affairs of the Company, including those pertaining to human capital, and to ensure the overall success of the business. The Board and our executive leadership team are committed to creating and adhering to policies and practices that will help attract, retain, and develop a workforce aligned with our human capital strategies, goals and values. The Board and executive leadership team also work closely together to evaluate human capital areas, such as those involving workplace health, safety, and well-being; and to implement measures to support these areas.

Diversity, Equity and Inclusion
Diversity, equity and inclusion (DEI) are key business priorities for ITT and core to our values as a company. We are committed to fostering an inclusive culture that is fueled by diverse ideas and perspectives, and to leveraging these differences in ways that positively impact our performance, the engagement of our people, and the global communities in which we operate. Along with this, we demonstrate our commitment to DEI through actions and we align our efforts to our strategic workplace and marketplace goals. This includes creating an environment where all ITTers are able to fully engage, achieve their potential, and freely share ideas to guide us toward innovative thinking and better business decisions and solutions. It also includes driving practices and programs to build and support diverse representation in our employee population, including diversity with regard to race, religion, gender, disability, nationality, age, sexual orientation, ethnic background, and more. For additional information about actions at ITT to drive DEI, along with our diversity metrics and statistics, please refer to our 2019 Sustainability Report and 2020 and 2021 annual supplements. Our next sustainability report supplement, to be published in 2022, will provide additional information about the progress we are making against our DEI strategy, including the diverse representation goals we have set for the next five years. We firmly believe we will create more success by continuously learning from each other's ideas, opinions and experiences. We also believe that by creating a diverse environment, we will sustain and propel our success in the global marketplace to create long-term sustainable value for all our stakeholders.
Health, Safety and Well-being
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
The COVID-19 pandemic has magnified the importance of keeping our employees safe and healthy. In response to the pandemic, we have taken actions as part of our "Ready, Safe, Go!" program to help protect our workforce. We created core crisis teams and enacted safety measures at all of our sites. These measures included enhanced cleaning protocols, temperature checks, on-site rapid testing, and distribution of personal protective equipment and testing kits. We also redesigned employee workspaces to enable social distancing and allowed non-manufacturing employees to work from home when appropriate. As a result of these measures, we have been able to operate our facilities as safely as reasonably possible under the circumstances.

Talent Development
We invest significant resources to develop our talent and to remain a worldwide leader in the manufacturing of highly engineered customized products and solutions. We foster employee growth and development by providing numerous training and experiential opportunities across the globe and by engaging in active talent reviews and in-depth succession planning sessions globally. Our talent development programs provide employees with the resources they need to help achieve their career goals and to build strong management and leadership skills.

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
General Developments of the Business
There have been no acquisitions or significant business developments since our previous Form 10-K filing, with the exception of the divestiture of InTelCo Management LLC (InTelCo), a former subsidiary which held our asbestos-related assets and liabilities. See Note 20, Commitments and Contingencies, for further information.

ITEM 1A.	RISK FACTORS
We are subject to a wide range of factors that could materially affect future developments and performance. Because of these factors, past performance may not be a reliable indicator of future results. You should carefully consider, together with the other information contained in this Annual Report on Form 10-K, the risks and uncertainties described below. These risks may have an adverse material effect on our reputation, business, results of operations, financial condition, or cash flows. In addition to these risks, there may be additional risks and uncertainties that adversely affect our business, performance, or financial condition in the future that are not presently known, are not currently believed to be significant, or are not identified below because they are common to most or all companies.
Business and Operating Risks
Our financial results have been, and may continue to be, adversely affected by the COVID-19 pandemic, including as a result of supply chain challenges, restrictions or vaccination requirements imposed by the U.S. or foreign governments, and general market reactions to the risks posed by COVID-19.
The COVID-19 pandemic and the resulting measures enacted by federal, state and local governments to contain the outbreak have caused, and continue to cause, significant disruptions in our businesses and in the global industries where we operate. These disruptions have had, and may continue to have, a material adverse effect on our financial condition and results of operations due to the occurrence of the following:
•the emergence of variant strains of the virus, including Delta and Omicron, as well as the timing, effectiveness and availability of, and people’s receptivity to, vaccines or other medical remedies;
•government-mandated site closures, employee illness, skilled labor shortages, the impact of potential travel restrictions, stay-in-place restrictions, and vaccination requirements on our business and workforce (see risk factor related to government contracting for additional information);
•missed or late customer deliveries due to labor shortages or disruptions in our global supply chain as a result of congested shipping ports around the world, delayed supplier deliveries, supplier performance or financial concerns, or the inability to procure supplier inputs at reasonable prices or at all; and
•delays in collections or an inability to collect on customer receivables, including due to customer bankruptcy.

With respect to vaccination requirements that could impact our business and workforce, on November 5, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (OSHA) published an Emergency Temporary Standard (ETS) in the Federal Register, mandating either full vaccination or at least weekly testing of employees for employers with 100 or more employees. However, following legal challenges, OSHA withdrew the ETS and is prioritizing its resources to focus on finalizing a permanent COVID-19 healthcare standard. In addition, in Italy and Germany, which produced sales of 24% and 11% of our consolidated 2021 revenue, respectively, the government has mandated proof of vaccination, a negative rapid swab test, or recent recovery from a COVID-19 infection to be able to go to the workplace. These mandates went into effect during the fourth quarter of 2021. At this time, we cannot predict the scope of any future legislation the U.S. federal government may seek to implement regarding vaccination mandates, or the impact that the Italian or German vaccination mandates, or potential future legislation, whether in the U.S. or abroad, may have on our workforce or business operations
The ultimate impact of the COVID-19 pandemic on our operations and financial performance will depend on future developments that are not within our control, including, but not limited to, the severity and duration of the pandemic, the availability and effectiveness of vaccines or other medical remedies against COVID-19, the effectiveness of government stimulus programs, the severity of a resurgence of COVID-19 or new strains of the virus, the extent to which people continue to work from home, restrictions on or people's attitudes towards travel, and the pace of recovery when the COVID-19 pandemic subsides. At this time, we cannot predict the duration or full magnitude of the COVID-19 pandemic, the various governmental containment measures or the resulting disruptions to our markets and our business. The longer the pandemic continues, including as a result of a resurgence of the virus or the emergence of a more severe strain of the virus, the more likely that the foregoing risks will be realized and that other negative impacts on our business will occur, including some that we are unable to currently predict.

Our operating results and our ability to maintain liquidity or procure capital have been, and may continue to be, adversely affected by unfavorable or uncertain global economic and capital market conditions.
We have experienced and expect to continue to experience volatility in revenues, operating results and profitability due to uncertain global economic and capital market conditions and the COVID-19 pandemic. We have undertaken measures to reduce the impact of this volatility through diversification of markets and expansion of the geographic regions in which we operate. The end markets we serve include automotive, aerospace, energy, industrial, mining, chemical, and defense, each of which is impacted by specific industry and general economic cycles. Important factors impacting our businesses include, but are not limited to, the overall strength of the global economy and our customers’ confidence in local and global macroeconomic conditions, industrial spending, tax rates, interest rates, the availability of commercial financing, and regulations and tariffs in the jurisdictions in which we operate. Instability in the global credit markets and geopolitical environment in many parts of the world may put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets or regions deteriorate, we may experience material impacts on our financial statements.
We closely monitor the credit-worthiness of our customers and evaluate their ability to meet their obligations. However, adverse changes to financial conditions could jeopardize these counterparty obligations. A tightening of credit markets may reduce funds available to our customers to pay for our products and services for a prolonged and perhaps unknown period of time. Restrictive credit markets may also result in customers extending terms for payment and may result in us having higher customer receivables with increased risk of default.
Should market conditions deteriorate, this may also adversely affect our ability to manage inventory levels and maintain current levels of profitability. We could lose access to commercial paper markets or to our currently available lines of credit. We could be required to raise additional capital and be unable to do so or able to do so only on unfavorable terms. Deteriorating market conditions could also indicate an impairment in the value of our goodwill and intangible assets in one or more of our reporting units which would require us to recognize a non-cash charge to our Statement of Operations. We test both goodwill and intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. In doing so, in the first quarter of 2020, we determined that certain intangible assets within our IP segment, including an indefinite-lived trademark, customer relationships and proprietary technology, would not be recoverable, which resulted in us recognizing a non-cash charge of $12.3.
Our business has been, and may continue to be, adversely affected by raw material price volatility and the inability of suppliers to meet quality and delivery requirements.
Our business relies on third-party suppliers for raw materials, components and contract manufacturing services to produce our products. The supply of raw materials to ITT and to its component parts suppliers has been, and may continue to be, interrupted for a variety of reasons, including worldwide supply chain challenges, shipping issues, and demand for and availability of key raw materials. For most of our products, we have existing alternate sources of supply, or the required materials have historically been readily available. In limited instances, we depend on a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to a limited number of suppliers. Although we believe we could obtain and qualify alternative sources for most sole and limited source supplier materials, if necessary, the transition to an alternative source could be complex, costly, and protracted, especially if the change requires us to redesign our systems. Delays in obtaining supplies have resulted from, and may continue to result from, a number of factors affecting our suppliers, including the COVID-19 pandemic, congested shipping ports around the world, production interruptions, capacity constraints, labor disputes or shortages, the impaired financial condition of a particular supplier, the ability to meet regulatory requirements, and commitments to other purchasers. Any delay in our suppliers’ abilities to provide us with sufficient quality or flow of materials or any supplier price increases, or decreased availability of raw materials or commodities could impair our ability to deliver products to our customers or may significantly impact our profitability. In addition, commodity prices and the prices for other raw materials necessary for production have fluctuated, and may continue to fluctuate, significantly, and in 2021, the increase in raw materials and shipping costs negatively impacted our financial results. We have not always been able to pass along raw material and component price increases to our customers, which has impacted, and may continue to impact, our sales growth and profitability.
Failure to innovate, protect our intellectual property rights, provide high-quality products, or respond to competitors could adversely impact our business and financial results.
We believe the principal points of competition in our markets are product performance, reliability and innovation, application expertise, enforcement of intellectual property rights, brand reputation, energy efficiency, product life cycle cost, timeliness of delivery, proximity of service centers, effectiveness of distribution channels, and price.

Maintaining and improving our competitive position will require continued investment by us in manufacturing, research and development, engineering, marketing, customer service and support, and our distribution networks. Insufficient investment in these areas may result in a failure to maintain our competitive position. In addition, our existing competitors, or potential new competitors, may develop products that are cheaper and/or superior to our products, or may develop more efficient or effective methods of providing products and services or may adapt more quickly than we do to new technologies or evolving customer requirements. These pressures may result in us having to take actions, such as adjusting the prices of certain products, in order to stay competitive.
Obtaining, maintaining and enforcing our proprietary rights is another factor that is critical to the success of our business and our ability to remain competitive. For certain products and manufacturing processes, we rely on patents, trademarks, trade secrets, non-disclosure agreements and other contracts to protect these rights. These contracts may be breached, or may not prevent competitors from independently developing or selling similar products. In addition, during the normal course of business, we could unintentionally infringe or violate the proprietary rights of others. Intellectual property litigation could be time consuming for management, and could result in significant legal expense to either pursue claims against others, or to defend ourselves. If we are unable to protect our patents, trademarks, or other proprietary rights, or if we infringe or violate the rights of others, our ability to remain competitive could be adversely impacted.
We manufacture key components that are integral to the operation of systems and manufacturing processes in the markets we serve. The reliability and performance of our products are critically important to our customers and the users of their products. Accordingly, quality is extremely important to us and our customers due to the potentially costly consequences of product failure. Our quality certifications, including products manufactured to military specifications, are critical to the marketing success of our goods and services. Our success in part depends on our ability to manufacture to exact tolerances precision-engineered components, subassemblies, and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, we could damage our reputation as a manufacturer of high-quality components, which could hurt our ability to remain competitive and result in a loss of customers, market share, or product sales.
If we are unable to maintain our competitive position, our business, results of operations, or financial condition could be materially adversely affected.
Our industry is experiencing a skilled labor shortage and if we are unable to hire and retain key personnel, including senior management and engineering talent, our ability to operate or grow our business could be negatively impacted.
The manufacturing industry is currently experiencing a skilled labor shortage. This shortage has created difficulties for the Company in attracting and retaining factory employees and in meeting customer demand. We currently have a significant number of open positions and we expect this to remain so in 2022. A failure to attract or retain highly skilled personnel could adversely affect our operating results, our ability to deliver products and services to our customers, or our ability to grow our business. In addition, the COVID-19 pandemic and public health responses to the pandemic, including potential vaccination mandates, could increase employee attrition and make it more difficult to secure future labor needs. Our future success will continue to depend, to a significant extent, on our ability to attract or retain senior management, engineers, and other key personnel, which will depend on our ability to offer competitive compensation, training, flexibility, and other benefits that prospective employees desire.
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
Our information technology systems and those of third party service providers may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, cyber-attacks, and user errors. Although we actively manage the risks to our information systems that are within our control, we can provide no assurance that our actions or those of our third party service providers will be successful in eliminating or mitigating risks to our systems, networks or data. If we experience a disruption in our information technology systems, it could result in the loss of sales and customers and significant incremental costs, which could materially adversely affect our business. Even the most well-protected information systems are vulnerable to internal and external security breaches including, but not limited to, those by computer hackers and cyber terrorists utilizing techniques such as phishing, ransomware, or denial of service attacks. As a provider of products and services to government and commercial customers, and particularly as a government contractor, we are subject to a heightened risk of security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, or acts of vandalism, including by foreign governments and cyber terrorists. Furthermore, information technology security threats are increasing in sophistication, intensity, and frequency. A security breach may occur, including breaches that we may be unable to detect. The unavailability of our information systems, the failure of these systems to perform as anticipated for any reason or any significant breach of security could cause significant disruption to our business or could result in decreased performance and increased costs.
The processing and storage of certain information is increasingly subject to privacy and data security regulations, and many such regulations are country-specific. The interpretation and application of data protection laws in the U.S., Europe, and elsewhere are uncertain, evolving and may be inconsistent across jurisdictions. Compliance with these various laws may be onerous and require us to incur substantial costs or to change our business practices in a manner that adversely affects our business, while failure to comply with such laws may subject us to substantial penalties.
If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our security processes and procedures and our compliance with evolving privacy and data security regulations and government cyber security requirements for government contractors, potentially causing us to lose business. A breach could also result in the loss of our intellectual property, potentially impacting our long-term capability to compete for sales of affected products. In addition, a breach of security of our information systems could result in litigation, regulatory action and potential liability, as well as increased costs to implement further information security measures. If we are unable to prevent, detect or adequately respond to cyber security breaches, our operations could be disrupted, our reputation could be harmed and our business could be materially and adversely affected.

A significant portion of our revenue is derived from a single customer. Loss of this customer, a loss of business with this customer, or a reduction in this customer's market share, could adversely impact our financial results.
Sales to Continental, a supplier to the automotive industry and ITT's largest customer, were approximately 10% of our total revenue in 2021. Automaker requests to use ITT brake pads in their Continental-produced braking systems (calipers) typically account for approximately half of MT's revenue from Continental. These automaker requests are generally formalized through supply agreements signed directly between MT and automakers. The remainder of MT's sales to Continental is generated from a 10-year agreement to supply Continental with aftermarket parts, which is set to expire in 2023. We are currently in discussions with Continental to renew this agreement, and we anticipate we will reach an agreement with Continental in the near future. The loss of this customer, failure to renew this long-term aftermarket agreement on terms at least as favorable as the current contract or at all, or a reduction in this customer's market share could have a material adverse effect on our business, results of operations, or financial condition.
Due to our operations and sales outside of the U.S., we are subject to inherent business risks, including the imposition of tariffs and significant movements in foreign currency exchange rates, which may adversely affect our financial results.
Our international operations, including U.S. exports, comprise a growing portion of our operations and are a strategic focus for continued future growth. Our sales in emerging markets such as Mexico, South America, China, Russia, and the Middle East have been increasing. In 2021, 70% of our total sales were to customers operating outside of the United States compared to 67% in 2020. Our sales from international operations and export sales are subject to varying degrees of risks inherent in doing business outside of the United States. These risks include the following, some of which could be impacted by changes in international trade agreements or the imposition or increase of tariffs or trade sanctions between the United States and other countries:
•possibility of unfavorable circumstances arising from host country laws or regulations;
•restrictions, regulations, or tax liabilities on currency repatriation;
•potential negative consequences from changes to taxation policies;
•the disruption of operations from labor and political disturbances;
•our ability to hire and maintain qualified staff in these regions;
•changes in tariffs and trade barriers, sanctioned countries and individuals, and import and export licensing requirements; and

•fluctuations in foreign currency exchange rates
Our operations in emerging markets could involve additional uncertainties, including risks that governments may impose limitations or prohibitions on our ability to repatriate funds, impose or increase withholding or other taxes on remittances and other payments to us, seek to nationalize our assets, or impose or increase investment barriers or other restrictions that may adversely affect our business. In addition, emerging markets pose other uncertainties, including challenges to our ability to protect our intellectual property, pressure on the pricing of our products, and risks of political instability.
Beginning in 2018, the U.S. government undertook a series of actions to increase tariffs on certain goods imported into the U.S., including steel and aluminum, and in response governments in Europe and China imposed retaliatory tariffs on various goods, including on certain goods we sell into those countries. The tariffs with Europe largely remained in place until the fourth quarter of 2021 and the tariffs with China remain in place. These tariffs have negatively impacted demand for our products as well as the cost of certain parts and materials that we purchase from vendors located in these countries. We have been mitigating, and will continue attempting to mitigate, the impact of these tariffs by lowering input costs through efficient utilization of our global manufacturing footprint, supplier and customer negotiations, and diversification strategies. However, we expect that continued trade disputes between the U.S. and China and other countries, and other governmental actions related to tariffs or international trade agreements or policies may continue to adversely impact demand for our products as well as our costs.
The cost of compliance with increasingly complex and often conflicting regulations worldwide can also impair our flexibility in modifying product, marketing, pricing, or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable profit margins.
Because a significant portion of our sales are to customers operating outside the U.S., our financial results are impacted by foreign currency fluctuations. The primary foreign currencies to which we have exposure are the Euro, Chinese renminbi, Czech koruna, South Korean won, Hong Kong dollar, and Saudi riyal. Any significant change in the value of currencies of the countries in which we do business relative to the value of the U.S. dollar could impact our ability to sell products or control costs. In addition, our international subsidiaries report their results of operations and financial position in their respective local currencies (i.e., functional currencies), which are then translated into U.S. dollars for financial reporting purposes. As the relationship between these foreign currencies and the U.S. dollar changes, our financial results could be adversely affected upon translation. From time to time, we may enter into derivative contracts to hedge some of these foreign currency exposures. However, our hedging strategy may fail to reduce our exposure and could even result in an unfavorable impact to our financial results.
Our business is impacted by our customers' levels of capital investment and maintenance expenditures, particularly in the aerospace, energy, chemical, and mining markets.
Demand for certain aerospace and industrial products and services depends on the level of capital investment and planned maintenance expenditures of our customers which, in turn, depend on general economic conditions, availability of credit, economic conditions within their respective industries, volatility in commodity prices, expectations of future market behavior, and their liquidity and financial position. The ability of our customers to finance capital investment and maintenance may also be affected by factors independent of the conditions in their industries, such as the condition of global credit and capital markets. For example, demand for our aerospace products, including connectors, has historically been driven by demand from the aviation industry for new aircraft and maintenance, repair, and overhaul services, which continue to suffer from reduced global air travel arising from the COVID-19 pandemic. Accordingly, some of our customers have chosen to postpone capital investment and maintenance, and may continue doing so in the future, potentially even during favorable conditions in their industries or markets, which has led, and may continue leading, to a delay or cancellation of orders.
Our customer's businesses, particularly those in the energy, chemical, and mining industries, which represented approximately 8%, 9%, and 3%, respectively, of our 2021 revenue, are to varying degrees cyclical and have experienced, and may in the future experience, periodic downturns of varying severity. For example, the volatility of the energy market has generally been dependent upon the prevailing view of future gas and oil prices, which are influenced by numerous supply and demand factors, including availability and cost of capital, global and domestic economic conditions, environmental regulations, policies of the Organization of the Petroleum Exporting Countries (OPEC) countries and Russia, and other factors. Our customers in these industries, particularly those whose demand for our products and services is primarily profit-driven, historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. Additionally, fluctuating energy demand forecasts and commodity pricing and other macroeconomic factors may cause our customers to be more conservative in their capital planning, which could reduce demand for our products and services. Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in our industry. These factors could have a material adverse effect on our business, results of operations and financial condition.
A material business interruption, particularly at one of our manufacturing facilities, could negatively impact our ability to generate sales and meet customer demand.
If operations at one or more of our manufacturing facilities were to be disrupted as a result of an equipment failure, natural disaster, power outage, fire, explosion, act of terrorism, war, IT system failure, cyber-attack, adverse weather condition, labor dispute, epidemic or pandemic illness (including without limitation, COVID-19), relocation of production location, or any other reason, our ability to meet customer demand for our products may be impacted. We have business continuity plans in place to mitigate the effects of such interruptions, but these plans may not be sufficient to resolve the issues in a timely manner. A significant interruption in production capability could also require us to make substantial payments due to non-performance. We also have insurance for certain covered losses which we believe to be adequate to offset a significant portion of the costs for reconstruction of facilities and equipment, as well as certain financial losses resulting from production interruptions or shutdowns. However, any recovery under our insurance policies would be subject to deductibles and, depending on the coverage, may not offset the lost revenues or increased expenses that may be experienced during the disruption of operations.
New or recent mergers or acquisitions could present operational challenges and past divestitures and spin-offs may expose us to potential liabilities, all of which could adversely affect our results of operations and financial position.
We regularly review our portfolio of businesses and pursue growth through the acquisition of other companies, assets and product lines that either complement or expand our existing businesses. Although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses we purchase, a level of risk remains regarding the actual operating condition of these businesses. Until we actually assume operating control of these businesses and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of, or challenges facing, the acquired businesses and their operations. Acquisitions involve a number of risks and present financial, managerial and operational challenges that could have a material adverse effect on our reputation, financial results, and business. These include the possibility that:
•an acquired business could under-perform relative to our expectations,
•we could fail to realize the expected synergies of an acquisition,
•we could experience difficulties in the integration of technology, operations, personnel and financial and other systems,
•we could have acquired substantial undisclosed liabilities,
•there could be insufficient internal controls over financial activities or financial reporting at an acquired company that could impact us on a consolidated basis,
•management attention could be diverted from other businesses,
•we could lose key employees of the acquired businesses,
•we could experience increased capital requirements, and
•the acquisition could result in customer dissatisfaction.
We have divested a number of businesses, including as part of spin-offs in 1995 and 2011. With respect to some of these former businesses, we have contractually agreed to indemnify the counterparties against, or otherwise retain, certain liabilities, including, certain lawsuits, tax liabilities, product liability claims, and environmental matters. Even without ongoing contractual indemnification obligations, we could be exposed to liabilities arising out of such divestitures. In addition, the counterparties to those divestitures may have agreed to indemnify us or assume certain liabilities relating to those divestitures. However, there can be no assurance that the indemnity or assumption of liability by the counterparties will be sufficient to protect us against the full amount of these liabilities, or that a counterparty will be able to fully satisfy its obligations. Third parties also could seek to hold us responsible for any of the liabilities that a counterparty agreed to assume. Even if we ultimately succeed in recovering any amounts for which we were initially held liable, we may be temporarily required to bear these losses ourselves. From time to time, we make minority investments in other companies and we risk losing part or all of our capital in any such investment.

Increased scrutiny from investors, lenders, and other market participants regarding our environmental, social and governance, or sustainability responsibilities could expose us to additional costs and adversely impact our liquidity, results of operations, reputation, employee retention, and share price.
There is an increasing focus from certain investors, customers and other key stakeholders on corporate responsibility, specifically related to environmental, social and governance (ESG) matters, including climate change. Some investors have used, and may continue to use, ESG criteria to guide their investment strategies and, in some cases, have chosen, and may continue to choose, not to invest in ITT, or to divest their holdings of ITT, if they believe our policies relating to corporate responsibility are inadequate.
The ESG factors by which companies’ corporate responsibility practices are assessed have been evolving and may continue to evolve. Additionally, the requirements of U.S. public companies in regards to ESG compliance has been increasing and may continue to increase. This has resulted in greater expectations of us and have caused us, and may continue causing us, to undertake costly initiatives to satisfy such new criteria. If we are unable to satisfy new corporate responsibility criteria, investors may conclude our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead, which we have experienced to date. In addition, in the event we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives are not executed as planned, our reputation, employee retention and the willingness of our customers and suppliers to do business with us, financial results, and share price could be materially and adversely affected.
Legal and Regulatory Risks
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
On September 9, 2021, U.S. President Biden issued an executive order requiring all employers with U.S. government contracts to ensure that their U.S.-based employees, contractors, and subcontractors, that work on or in support of U.S. government contracts, are fully vaccinated by December 8, 2021, and it only permits limited exceptions for medical and religious reasons. The deadline date was ultimately adjusted to January 18, 2022. However, a federal court in Georgia has subsequently issued a nationwide injunction that bars the federal government from enforcing vaccine mandate clauses in covered contracts and subcontracts during the pendency of the case. At this time, we cannot predict whether the executive order will withstand judicial scrutiny or when it might be enforced, whether the federal government will seek to pass new legislation regarding vaccine mandates, or the impact the order or potential future legislation or similar mandates issued in other jurisdictions where we have government contracts may have on our workforce or business operations.
If we are not able to meet the requirements for government contractors, we may lose orders, which could have a material adverse effect on our business, financial condition, and results of operations.

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
The amount of income taxes and other taxes we have paid are subject to ongoing audits by U.S. federal, state, and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from amounts paid or reserved, future financial results may include unfavorable tax adjustments. We are currently under routine examination by the U.S. Internal Revenue Service and other U.S. and non-U.S. tax authorities, and we may be subject to additional examinations in the future. The tax authorities may disagree with our tax treatment of certain material items and thereby increase our tax liability. Failure to sustain our position in these matters could result in a material adverse effect on our financial statements.
We are closely monitoring the potential passage of new U.S. tax legislation, which could result in substantial changes to the current U.S. tax system, including changes to the statutory corporate tax rate. In addition, we are evaluating changes in tax laws resulting from the Organization for Economic Cooperation and Development’s (OECD) multi-jurisdictional plan of action to address base erosion and profit shifting. These changes could have a material adverse effect on our effective tax rate. As the effects of a change in U.S. tax law must be recognized in the period in which the new legislation is enacted, should new legislation be signed into law, our financial results could be materially impacted.
Changes in environmental laws or regulations, the discovery of previously unknown or more extensive contamination, or the failure of a potentially responsible party to perform may adversely affect our financial results.
We are subject to a variety of federal, state, local and foreign laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals, gases and other substances used in manufacturing our products that could require us to incur substantial expenses. Environmental laws and regulations allow for the assessment of substantial fines and criminal sanctions as well as facility shutdowns to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. The discovery of previously unknown or more extensive contamination at a site which the Company previously operated or currently operates could suddenly subject the Company to costly remediation efforts. We could be affected directly or indirectly through impacts on our customers and suppliers by changes in environmental laws or regulations, including, for example, those imposed in response to vapor intrusion or climate change concerns and violations by us of such laws and regulations. We may also be impacted by the adequacy of insurance policies, our inability to recover costs associated with any such developments, or financial insolvency of other potentially responsible parties which could have a material adverse effect on our business, financial condition and results of operations. In addition, new laws and regulations that might favor the increased use of non-fossil fuels, including nuclear, wind, solar and bio-fuels or that are designed to increase energy efficiency, could reduce demand for oil and gas production or power generation resulting in lower spending by our IP customers.

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
We are subject to laws, regulations and potential claims relating to product liability.
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
Certain provisions of our articles of incorporation and by-laws may delay or prevent a merger or acquisition that a shareholder may consider favorable. For example, the articles of incorporation authorize our Board of Directors to issue one or more series of preferred stock. Such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. Indiana law also imposes some restrictions on mergers and other business combinations between any holder of 10% or more of our outstanding common stock and us as well as certain restrictions on the voting rights of "control shares" of an "issuing public corporation."

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We own or lease over 100 manufacturing plants, warehouses, service centers, and sales and administrative offices to support our operations. These properties are located in various regions around the world, including North America, Europe, Asia, South America and the Middle East. We consider these properties to be in good condition with sufficient capacity to accommodate the Company’s needs.
The following table summarizes the number of our material properties (other than our corporate headquarters) by business segment as of December 31, 2021. We consider our properties containing 25,000 square feet or more, which primarily consist of manufacturing locations, to be material. Our material properties account for over 90% of the total square feet of our properties.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Number of Owned Locations	13	11	5	29
Number of Leased Locations	9	21	5	35
Total Locations	22	32	10	64
Additionally, our corporate headquarters is located in White Plains, New York and is approximately 50,000 square feet. In October 2020, we signed a lease to relocate our corporate headquarters to Stamford, Connecticut. We expect to move to the new location in the second quarter of 2022.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to environmental exposure, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues and commercial or contractual disputes and acquisitions or divestitures. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 20, Commitments and Contingencies, to the Consolidated Financial Statements.
As described in Note 20, Commitments and Contingencies, on July 1, 2021, we completed the divestiture of InTelCo Management LLC (InTelCo), a former subsidiary which held our asbestos-related assets and liabilities. In connection with the divestiture, we contributed approximately $398 to InTelCo. Under the purchase agreement, the buyer and InTelCo agreed to indemnify the Company and its affiliates for all asbestos-related and other product liabilities, while the Company agreed to indemnify InTelCo and its affiliates for all other historical liabilities of InTelCo, which includes any losses with respect to release of, or exposure to, hazardous materials. These indemnification obligations are not subject to any cap or time limitation. As a result of the divestiture, we believe we have resolved our involvement in material legal proceedings related to asbestos exposure.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company as of February 1, 2022, are listed below.

Name	Age	Current Title
Luca Savi	56	President and Chief Executive Officer
Davide Barbon	52	Senior Vice President and President, Asia Pacific
John Capela	42	Vice President and Chief Accounting Officer
Emmanuel Caprais	47	Senior Vice President and Chief Financial Officer
Ryan F. Flynn	50	Senior Vice President and President, Connect & Control Technologies
Carlo Ghirardo	51	Senior Vice President and President, Motion Technologies
Mary Elizabeth Gustafsson	62	Senior Vice President and General Counsel and Corporate Secretary
Maurine C. Lembesis	55	Senior Vice President and Chief Human Resources Officer
Bartek Makowiecki	43	Senior Vice President, Strategy and Business Development
David Steblein	67	Senior Vice President and President, Industrial Process
Luca Savi has served as our Chief Executive Officer, President and a director of the Company since January 2019. He previously served as President and Chief Operating Officer of the Company from August 2018 to December 2018 and as Executive Vice President and Chief Operating Officer from January 2017 to August 2018. Prior to that, he served as Executive Vice President, Motion Technologies from February 2016 to January 2017 and as Senior Vice President and President, Motion Technologies from November 2011 to February 2016. Prior to joining ITT, Mr. Savi served as Chief Operating Officer, Comau Body Welding at Comau, a subsidiary of the Fiat Group responsible for producing and serving advanced manufacturing systems, from 2009 to 2011 and as Chief Executive Officer, Comau North America from 2007 to 2009. Mr. Savi previously held leadership roles at Honeywell International, Royal Dutch Shell and technical roles at Ferruzzi-Montedison Group. Mr. Savi is currently a director of MSA Safety Inc. and serves on their compensation committee.
Davide Barbon has served as our Senior Vice President and President, Asia Pacific Region since October 2020. He previously served as General Manager of the KONI and Axtone businesses within Motion Technologies from January 2017. Mr. Barbon joined the Company in 2010, initially serving in the Brazil, Russia, India and China (BRIC) business of Motion Technologies, and then led its China business for five years. Prior to joining ITT, he spent 14 years with JLG Industries, where he had a number of roles of increasing responsibility across the United States, Europe, and Latin America.
John Capela has served as our Vice President and Chief Accounting Officer since November 2018. Prior to joining ITT, he served as Executive Vice President, Chief Accounting Officer and Corporate Controller of Toys “R” Us, Inc. from May 2018 to November 2018 and as Vice President and Corporate Controller from March 2018 to May 2018.  Prior to that, Mr. Capela served as Vice President and Assistant Controller from May 2015 to March 2018 and held various other positions of increasing levels of responsibility at Toys “R” Us, Inc.  Prior to joining Toys “R” Us, Inc. in March 2007, Mr. Capela spent several years with PricewaterhouseCoopers LLP in its audit practice. Mr. Capela is also a Certified Public Accountant and a Chartered Global Management Accountant.
Emmanuel Caprais has served as our Senior Vice President and Chief Financial Officer since October 2020. He previously served as Vice President of Finance and Group Chief Financial Officer, in charge of the Company’s business unit finance teams, Financial Planning & Analysis and Investor Relations for the company. Mr. Caprais joined ITT in 2012, at which time he served as segment Chief Financial Officer of Motion Technologies and later Industrial Process. Prior to joining ITT, Mr. Caprais held leadership roles in finance at Marelli, and earlier held positions of increasing responsibility in finance at Valeo across North America and Europe.
Ryan F. Flynn has served as Senior Vice President and President, Connect and Control Technologies since October 2020. Prior to that, Mr. Flynn was Senior Vice President and President, Asia Pacific Region from January 2019. He previously served as General Manager of Motion Technologies China from 2016. Prior to joining ITT, Mr. Flynn served as Executive Vice President and Head of Business Area Equipment for Konecranes from 2013 to 2016 and held various other positions with Konecranes including the Asia-Pacific President and Director for its Port Cranes & Lifttrucks businesses in Asia from 2005 to 2013.

Carlo Ghirardo has served as our Senior Vice President and President, Motion Technologies since April 2018. Prior to joining ITT, he served as President of Eaton’s Vehicle Group EMEA region since 2017. He also served as Vice President and General Manager of Eaton’s Engine Air Management Product Group from 2015, as Vice President and General Manager of Eaton’s Valvetrain Division from 2010, as well as holding various other executive roles in global operations from 2003. Prior to that, Mr. Ghirardo held leadership positions at United Technologies Corporation and Michelin. He also acquired lean manufacturing consulting and project management experience with Galgano & Associati working in transformation projects across Europe.
Mary Elizabeth Gustafsson has served as our Senior Vice President and General Counsel since February 2014. She has also served as our Corporate Secretary since April 2019 and as our Chief Compliance Officer from August 2014 through July 2021. Prior to joining ITT, Ms. Gustafsson served as Executive Vice President, General Counsel and Corporate Secretary of First Solar Inc. from 2009 to 2013 and from 2008 to 2009 as Vice President, General Counsel. Prior to that Ms. Gustafsson was Senior Vice President, General Counsel and Secretary of American Standard Companies, Inc. from 2005 to 2008.
Maurine C. Lembesis has served as our Senior Vice President and Chief Human Resources Officer since January 2019. She joined ITT in 2013 and previously served as Vice President and Corporate Human Resources Business Partner and prior to that as Executive Director, Corporate Human Resources. Prior to joining ITT, she held roles of increasing responsibility in Human Resources at Avon Products Inc., including the role of Executive Director of Human Resources. In addition, Ms. Lembesis held various other human resources roles at Capital Group Companies, Pfizer Inc. and GE Capital.
Bartek Makowiecki has served as our Senior Vice President, Strategy and Business Development since September 2021. Prior to joining ITT, he served as Global Head of Strategy, M&A and Venturing of Ingredion Incorporated from October 2017 to September 2021. Immediately prior, he served as Director, Corporate Strategy & Head of M&A at Owens Corning from November 2015 to October 2017. Prior to that, Mr. Makowiecki held roles of increasing responsibility in global strategy and M&A at Parker-Hannifin Corporation from August 2003 to October 2015.
David Steblein has served as our Senior Vice President and President, Industrial Process since April 2021. He previously served as Vice President and General Manager, Americas for Industrial Process after rejoining the Company in May 2007. Prior to joining ITT, he held general manager, sales, and marketing leadership positions at SPX Corporation and Emerson Electric, and earlier in his career held various roles of increasing responsibility at IP's Goulds Pumps.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK AND DIVIDENDS
Our common stock is reported in the consolidated transaction reporting system of the New York Stock Exchange (NYSE), the principal market in which this security is traded (under the trading symbol "ITT"). There were approximately 6,364 holders of record of our common stock on February 14, 2022.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board deems relevant. Therefore, we cannot provide any assurance as to what level of dividends, if any, will be paid in the future.
During the fiscal year ended December 31, 2021, no equity securities of the Company were sold by the Company that were not registered under the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES
On October 30, 2019, the Board of Directors approved an indefinite term $500 share repurchase program (the 2019 Plan). We continue to utilize the 2019 Plan in a manner that is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. The following table summarizes our purchases of our common stock for the quarter ended December 31, 2021.

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE(1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
10/1/2021 - 10/31/2021	—	$—	—	$388.7
11/1/2021 - 11/30/2021	—	$—	—	$388.7
12/1/2021 - 12/31/2021	0.1	$94.73	0.1	$384.0
(1)Average price paid per share is calculated on a settlement basis and includes commissions.

COMPANY STOCK PERFORMANCE
The following graph shows a comparison of the cumulative total shareholder return for ITT, the S&P 400 Mid Cap Index, and the S&P 400 Capital Goods Index over the five years ended December 31, 2021. It shows the share price appreciation of a $100 investment made on December 31, 2016, assuming any dividends paid are reinvested.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN

$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
2016
2017
2018
2019
2020
2021
ITT Inc.
S&P 400 Mid-Cap
S&P 400 Capital Goods

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
ITT Inc.	$100.00	$140.06	$127.93	$197.75	$208.47	$279.29
S&P 400 Mid-Cap	$100.00	$116.23	$103.33	$130.37	$148.16	$184.81
S&P 400 Capital Goods	$100.00	$124.69	$107.22	$142.34	$170.58	$217.77
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
All comparisons included within this Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, refer to results for the year ended December 31, 2021 compared to the year ended December 31, 2020, unless stated otherwise. Additionally, all financial results and share repurchases are reported in millions, unless stated otherwise. Please refer to our Annual Report on Form 10-K (2020 Annual Report) for a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019.
OVERVIEW
ITT Inc., through its worldwide subsidiaries, is a diversified manufacturer of highly engineered critical components and customized technology solutions for the transportation, industrial and energy markets. Our product and service offerings are organized into three segments: Motion Technologies (MT), Industrial Process (IP), and Connect & Control Technologies (CCT). We refer you to Part I, Item 1, Description of Business for a further overview of our company, segments, products and service offerings, and other information about the business.
EXECUTIVE SUMMARY
In 2021 we delivered strong results, which included double-digit revenue growth, 400 basis points of segment operating margin expansion, and effective deployment of capital. The following table provides a summary of key performance indicators for 2021 in comparison to 2020.

Summary of Key Performance Indicators for 2021
Revenue	Segment Operating Income	Income from Continuing Operations	EPS
$2,765	$467	$315	$3.64
12% Increase	47% Increase	360% Increase	367% Increase
Organic Revenue	Adjusted Segment Operating Income	Adjusted Income from Continuing Operations	Adjusted EPS
$2,717	$477	$351	$4.05
10% Increase	27% Increase	26% Increase	27% Increase
See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue, adjusted segment operating income, adjusted income from continuing operations, and adjusted EPS.
Our 2021 results include:
•Revenue of $2,765.0 increased $287.2, including favorable foreign exchange of $48.1. Organic revenue improved 9.6% as a result of strong top-line performance within our MT and CCT segments. MT experienced significant growth in its Friction business, which continued to outperform the global automotive market, while CCT saw strong growth in connector sales.
•Segment operating income of $466.7 increased $148.1, primarily driven by higher sales volume, strategic commercial actions, a reduction in restructuring costs, prior year asset impairment charges, and savings from productivity actions. The increase was partially offset by supply chain disruptions resulting in increased raw material and shipping costs, strategic growth investments and a reversal of temporary cost reductions that were executed in 2020.

•Income from continuing operations of $314.8 increased $246.3, primarily due to higher segment operating income, prior year pension settlement charges of $108.2, net of tax (see Note 16, Postretirement Benefit Plans) and prior year asbestos charges of $48.9, net of tax (see Note 20, Commitments and Contingencies). During 2021, we divested our entire net asbestos liability, which resulted in an after-tax loss of $28.1. Consequently, earnings per diluted share increased from $0.78 to $3.64.
In 2021, we were focused on execution and value-creation, while managing the continued challenges caused by the COVID-19 pandemic. We implemented strategic actions to minimize the impact of disruption to our global supply chain. The following examples highlight some of the strategic actions we took during the year to position us for continued success:
•We invested in additional capacity at our Friction plants to support the automotive share gains achieved with new and existing customers, including content on over 30 electric vehicle platforms.
•We continue to extend and accelerate value-analysis-value engineering (VA/VE) product redesign, which now encompasses 30% of IP's product portfolio.
•We divested our legacy asbestos liabilities, reducing our overall risk profile and allowing us additional flexibility without the time and resource constraints associated with having to manage these long-term liabilities.
In addition to the above strategic deployments of capital, during 2021 we repurchased 1.2 shares of common stock on the open market for $105 and paid out $76 in dividends to our shareholders. Our dividends declared in 2021 of $0.88 per share represented a 30% increase over the dividends per share declared in 2020.
COVID-19 Update:
During 2021, we continued to be proactive in our response to the challenges stemming from the COVID-19 pandemic. We worked closely with our suppliers in an effort to minimize disruptions within our global supply chain, which included limited availability and inflationary pressures on key raw materials, supplier and shipping delays, and industry-wide shortages of skilled labor. We worked closely with customers to minimize these disruptions and implemented strategic commercial actions to mitigate the impact of rising material and shipping costs. As a result, we have been able to deliver for our customers and cultivate growth opportunities despite this challenging macroeconomic environment.
Future impacts of COVID-19 on our business and financials remain uncertain and will be dependent on the duration of the COVID-19 pandemic, including variant strains of the virus, the timing, effectiveness, and availability of, and people’s receptivity to, vaccines or other medical remedies, potential impacts from any mandatory vaccination requirements, and our ability to respond to future challenges posed by the pandemic. See Part II, Item 1A, Risk Factors, for an additional discussion of risk related to COVID-19.

DISCUSSION OF FINANCIAL RESULTS
2021 VERSUS 2020

For the Year Ended December 31	2021	2020	Change
Revenue	$2,765.0	$2,477.8	11.6%
Gross profit	899.5	782.2	15.0%
Gross margin	32.5%	31.6%	90	bp
Operating expenses	395.2	555.7	(28.9)%
Operating expense to revenue ratio	14.3%	22.4%	(810)	bp
Operating income	504.3	226.5	122.6%
Operating margin	18.2%	9.1%	910	bp
Interest and non-operating (income) expense, net	(4.8)	141.3	(103.4)%
Income tax expense	189.6	15.3	1,139.2%
Effective tax rate	37.2%	18.0%	1,920	bp
Income from continuing operations attributable to ITT Inc.	314.8	68.5	359.6%
Net income attributable to ITT Inc.	$316.3	$72.5	336.3%
All comparisons included within the Discussion of Financial Results for 2021 versus 2020 refer to results for the year ended December 31, 2021 compared to the year ended December 31, 2020, unless stated otherwise.

REVENUE
The following table summarizes the revenue derived from each of our segments.

For the Year Ended December 31	2021	2020	Change	Organic growth (decline)(a)
Motion Technologies	$1,368.6	$1,121.1	22.1%	18.5%
Industrial Process	843.2	843.0	—%	(0.7)%
Connect & Control Technologies	554.7	516.5	7.4%	7.0%
Eliminations	(1.5)	(2.8)
Total Revenue	$2,765.0	$2,477.8	11.6%	9.6%
(a)See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue.
Motion Technologies
MT revenue for the year ended December 31, 2021 increased $247.5. Excluding the impact of favorable foreign currency translation of $39.9, organic revenue increased $207.6, primarily due to growth in our Friction business of 21% driven by continued OE outperformance versus automotive production rates and strength in aftermarket. In addition, our Wolverine business grew 17% driven by strength in sealings. Our KONI & Axtone business grew 4% driven by strength in automotive aftermarket equipment, partially offset by a decline in rail.
The automotive industry experienced a global semiconductor supply shortage throughout 2021. The shortage continues to create supply chain disruptions and production declines for our automotive OEM customers. As a result, demand for our OEM brake pads and parts was and may continue to be adversely affected until the shortage is resolved. Although this shortage has had and may continue to have a negative impact on revenue, we continue to significantly outperform automotive production rates globally.
Industrial Process
IP revenue for the year ended December 31, 2021 increased $0.2. Excluding the impact of favorable foreign currency translation of $6.3, organic revenue decreased $6.1 primarily driven by a decline in sales of baseline pumps of 7% mainly within the chemical and energy markets. Additionally, pump projects decreased 5% primarily within the chemical and mining markets. This was partially offset by growth in parts and valves across all end markets.
The level of order and shipment activity at IP can vary significantly from period to period due to pump projects which are highly engineered, customized to customer needs, and have longer lead times. Total IP orders during 2021 were $940.8, an increase of 17.9% compared to the prior year, including $251.6 of orders in the fourth quarter, which represents 37.0% growth from last year. IP's backlog as of December 31, 2021 was $444.4, reflecting an increase of $77.0, or 21.0%, compared to December 31, 2020. Our backlog represents firm orders that have been received, acknowledged, and entered into our production systems.
Connect & Control Technologies
CCT revenue for the year ended December 31, 2021 increased $38.2. Excluding the impact of favorable foreign currency impact of $1.9, organic revenue increased $36.3 driven by growth in connector sales of 20%. This increase was partially offset by an 11% decline in component sales, primarily within the aerospace market. Although we have seen an increase in commercial air travel, we do not expect to see a significant improvement in aerospace sales until the second half of 2022, at the earliest, given what we believe are high levels of inventory that airframers continue to work through.

GROSS PROFIT
Gross profit for 2021 was $899.5, reflecting a gross margin of 32.5%. Gross profit for 2020 was $782.2, reflecting a gross margin of 31.6%. The increase in gross profit was primarily driven by higher sales volume, productivity savings and strategic commercial actions. These items were partially offset by increases in raw material, shipping, and labor costs, as discussed further below.
Since 2020, the cost of raw materials, including commodities such as steel, that we use in our production processes has significantly increased. The rising prices are mainly a result of increased demand fueled by economic recovery from the COVID-19 pandemic, as well as lower supply since global production capacity was cut in 2020. The impact of higher commodity prices on our financial results during 2021 was partially mitigated by fixed-price supply contracts with suppliers, especially in the first half of 2021. The expiration of these fixed-price contracts, continued raw materials inflation, and supply constraints may continue to unfavorably impact our financial results during 2022. We have been able to offset some of this impact through strategic commercial actions and productivity savings, which we will continue pursuing in 2022.
During 2021, worldwide supply chain challenges exacerbated by the COVID-19 pandemic and the rising demand for physical goods have created upward pressure on shipping costs globally. These supply chain disruptions have contributed to congested shipping ports around the world, causing shipping delays and, in many cases, additional costs to be incurred in order to meet customer demand. As a result of these external pressures, our shipping costs, including for inbound and outbound freight, have increased as compared to the prior year, which has negatively impacted our gross profit. At this time, we are unable to predict when these issues will be resolved. Continued supply chain challenges could have a material impact on our future financial results.
The manufacturing industry is also currently experiencing a skilled labor shortage. This shortage has created difficulties for the Company in attracting and retaining factory employees and in meeting customer demand, resulting in additional labor costs. In addition, in Italy and Germany, which produced sales of 24% and 11% of our consolidated 2021 revenue, respectively, the government has mandated proof of vaccination, a negative rapid swab test, or recent recovery from COVID-19 to be able to go to the workplace. These mandates went into effect during the fourth quarter of 2021, and could create further employee attrition and difficulty in securing future labor needs. If similar mandates to the Italian or German mandates are issued in the U.S. or other jurisdictions in which we operate, similar attrition and employment issues may arise. As a result of these circumstances, our financial results have been, and may continue to be, negatively impacted. For additional information regarding the government-mandate on COVID-19 vaccination, see Part II, Item 1A, Risk Factors.

OPERATING EXPENSES
The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

For the Year Ended December 31	2021	2020	Change
General and administrative expenses	$214.3	$198.7	7.9%
Sales and marketing expenses	150.8	146.5	2.9%
Research and development expenses	94.9	84.9	11.8%
Asbestos-related (benefit) costs, net	(74.4)	66.3	(212.2)%
Restructuring costs	9.6	43.0	(77.7)%
Asset impairment charges	—	16.3	(100.0)%
Total operating expenses	$395.2	$555.7	(28.9)%
By Segment:
Motion Technologies	$158.0	$150.5	5.0%
Industrial Process	155.8	197.8	(21.2)%
Connect & Control Technologies	119.0	115.3	3.2%
Corporate & Other	(37.6)	92.1	(140.8)%

General and administrative (G&A) expenses for the year ended December 31, 2021 increased $15.6. The increase was primarily due to higher personnel costs, which was partially the result of temporary cost actions in the prior year taken in response to the COVID-19 pandemic, which included a temporary reduction in executive compensation and suspension of select 401(k) benefits for certain U.S. employees that were reinstated for 2021. Last year, we also benefited from higher employee retention credits in connection with the Coronavirus Aid, Relief, and Economic Security Act (the 2020 CARES Act). Additionally, environmental costs were higher in 2021 by $5.8, primarily due to prior-year insurance-related recoveries.
The increase in G&A expenses was partially offset by favorable foreign currency impact of $9.5, lower bad debt expense of $8.2, and a land sale gain of $7.0.
Sales and marketing expenses for the year ended December 31, 2021 increased $4.3, primarily driven by higher incentive-based compensation in the current year, as well as prior year discretionary spending reductions and temporary personnel cost actions taken in response to the COVID-19 pandemic.
Research and development (R&D) expenses for the year ended December 31, 2021 increased $10.0 due to continued strategic investments in innovation and new product development to drive future growth.
Asbestos-related matters resulted in a net benefit of $74.4 for the year ended December 31, 2021, due to the recognition of a pre-tax gain of $88.8 from the divestiture of InTelCo, which was executed on July 1, 2021. During the year ended December 31, 2020, we recognized costs of $135.9 related to extending our projection period to include pending claims and claims expected to be filed through 2052, reflecting the full time period over which we expected asbestos claims to be filed against InTelCo. The prior year benefited from insurance settlement agreements resulting in a net gain of $100.4. The following table summarizes our total net asbestos-related charges.

For the Year Ended December 31	2021	2020	Change
Asbestos provision, net	$14.4	$30.8	$(16.4)
Gain on divestiture before tax	(88.8)	—	(88.8)
Asbestos remeasurement, net	—	135.9	(135.9)
Settlement agreements	—	(100.4)	100.4
Asbestos-related (benefit) costs, net	$(74.4)	$66.3	$(140.7)
See Note 20, Commitments and Contingencies, to the Consolidated Condensed Financial Statements for further information.
Restructuring costs decreased $33.4 during the year ended December 31, 2021. Restructuring costs recorded in the prior year were mainly related to cost actions taken as part of our 2020 Global Restructuring Plan, which was an organizational-wide restructuring to reduce the overall cost structure of the Company in response to the challenges caused by the COVID-19 pandemic. See Note 5, Restructuring Actions, to the Consolidated Condensed Financial Statements for further information.
Asset impairment charges during the year ended December 31, 2020 were related to a business within IP that primarily serves the global upstream oil and gas market. See Note 11, Plant, Property and Equipment, Net, and Note 12, Goodwill and Other Intangible Assets, Net, to the Consolidated Condensed Financial Statements for further information.

OPERATING INCOME
The following table summarizes our operating income and operating margin by segment.

For the Year Ended December 31	2021	2020	Change
Motion Technologies	$258.2	$184.0	40.3%
Industrial Process	126.8	77.6	63.4%
Connect & Control Technologies	81.7	57.0	43.3%
Segment operating income	466.7	318.6	46.5%
Asbestos-related benefit (costs), net	74.4	(66.3)	212.2%
Other corporate costs	(36.8)	(25.8)	(42.6)%
Total corporate and other benefit (costs), net	37.6	(92.1)	140.8%
Total operating income	$504.3	$226.5	122.6%
Operating margin:
Motion Technologies	18.9%	16.4%	250	bp
Industrial Process	15.0%	9.2%	580	bp
Connect & Control Technologies	14.7%	11.0%	370	bp
Segment operating margin	16.9%	12.9%	400	bp
Consolidated operating margin	18.2%	9.1%	910	bp
MT operating income for the year ended December 31, 2021 increased $74.2 primarily due to higher sales volume, strategic commercial actions, savings from net productivity, lower restructuring costs of $8.8, and a gain on sale of land of $7.0. The increase was partially offset by higher raw material costs, which were due to supply chain challenges, and strategic investments to drive future growth.
IP operating income for the year ended December 31, 2021 increased $49.2. The increase in operating income was primarily driven by net productivity savings, lower restructuring costs of $16.4, prior year asset impairments of $16.3, and a reduction in bad debt expense of $7.4 mainly from collections of aged receivables. The increase was partially offset by unfavorable raw material, shipping, and labor costs.
CCT operating income for the year ended December 31, 2021 increased $24.7, driven by savings from net productivity, higher sales volume, and lower restructuring costs of $6.1. The increase was partially offset by higher raw material costs.
Other corporate costs, net, increased $11.0 primarily driven by higher personnel costs, which was partially the result of temporary prior year cost actions taken in response to the COVID-19 pandemic. The increase in other corporate costs was also attributable to higher environmental-related costs of $5.6, which was primarily driven by insurance-related recoveries in the prior year.

INTEREST AND NON-OPERATING (INCOME) EXPENSE, NET
The following table summarizes our interest and non-operating (income) expense, net.

For the Year Ended December 31	2021	2020	Change
Interest (income), net	$(1.1)	$(0.7)	57.1%
Miscellaneous (income), net	(2.4)	(2.2)	9.1%
Non-operating postretirement (benefit) costs, net	(1.3)	144.2	(100.9)%
Total interest and non-operating (income) expense, net	$(4.8)	$141.3	(103.4)%
The decrease in non-operating postretirement costs was due to the termination of our U.S. qualified pension plan and transfer of the plan's liabilities to an insurance company in the prior year. In connection with the termination, we recognized a settlement charge of $136.9, which primarily represents the acceleration of deferred charges previously accrued in accumulated other comprehensive loss and derecognition of the net assets of the plan. See Note 16, Postretirement Benefit Plans, to the Consolidated Condensed Financial Statements for further information.

INCOME TAX EXPENSE
The following table summarizes our income tax expense and effective tax rate.

For the Year Ended December 31	2021	2020	Change
Income tax expense	$189.6	$15.3	1,139.2%
Effective tax rate	37.2%	18.0%	1,920	bp
The higher effective tax rate in 2021 compared to 2020 resulted from the Company recording tax expense on the reversal of previously recorded deferred tax assets of $116.9 resulting from the Company's divestiture of the entity holding asbestos-related assets and liabilities (see Note 20, Commitments and Contingencies, for further information). The lower effective rate in 2020 included a benefit of $25.9 resulting from an internal reorganization in Europe. The reorganization increased projections of future earnings, which will result in the realization of a portion of our deferred tax assets. This benefit was partially offset by the recognition of a $21.7 valuation allowance on our Germany and UK entities.
The Company’s financial condition and results of operations have been and may continue to be adversely affected by the COVID-19 pandemic and the governmental and market reactions to COVID-19. The impacts on earnings have already had, and may continue to have, an impact on the Company’s overall effective tax rate.
We operate in various tax jurisdictions and are subject to examination by tax authorities in these jurisdictions. We are currently under examination in several jurisdictions including the Czech Republic, Germany, Hong Kong, India, Italy, Japan, the U.S. and Venezuela. The calculation of our tax liability for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $1 due to changes in audit status, expiration of statutes of limitations and other events.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have identified and continue to look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We plan to continue transferring cash between certain international subsidiaries and the U.S. when it is cost effective to do so. We will also continue to support growth and expansion in markets outside of the U.S. through the enhancement of existing products and development of new products, increased capital spending, and potential foreign acquisitions. Net cash distributions from foreign countries to the U.S. during the years ended December 31, 2021 and 2020 were $116.9 and $498.2, respectively. In 2020, we distributed a larger amount of cash as a precautionary measure in response to the COVID-19 pandemic. The timing and amount of any additional future distributions remains under evaluation based on our jurisdictional cash needs.
The Company continues to evaluate the various global governmental programs instituted in response to COVID-19, including the American Rescue Plan Act of 2021 (ARPA). ARPA builds upon many of the measures in the 2020 CARES Act and the Consolidated Appropriations Act of 2020, and generally provides for various workforce incentives, including an employee retention credit. However, on November 15, 2021, President Biden signed into law the Infrastructure Investment and Jobs Act, which repealed the employee retention credit effective September

30, 2021. During the years ended December 31, 2021 and 2020, the Company recognized a benefit within operating income of $5.1 and $10.4, respectively, related to the employee retention credit. As of December 31, 2021, we have not incurred any borrowings under governmental loan programs. We continue to monitor the effects that ARPA, the 2020 CARES Act, and other similar legislation globally may have on our liquidity position.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, we cannot provide any assurance as to what level of dividends, if any, will be paid in the future. Aggregate dividends paid in 2021 were $75.8, compared to $59.0 in 2020, reflecting annual per share amounts of $0.880 and $0.676, respectively. In the first quarter of 2022, we declared a quarterly dividend of $0.26 per share for shareholders of record on March 9, 2022, which will be paid on April 4, 2022.
In 2021 and 2020, we repurchased and retired 1.2 and 1.7 shares of common stock for $104.8 and $73.2, respectively, under our share repurchase plans. Separate from our share repurchase plans, the Company repurchased 0.1 shares and 0.2 shares for an aggregate price of $11.7 and $11.0 during 2021 and 2020, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs. All repurchased shares are canceled immediately following the repurchases.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding for strategic investments and other funding requirements. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise and it is cost effective to do so. As of December 31, 2021, we had total commercial paper outstanding of $195.4, issued through both the Company's U.S. and Euro programs. We had $150.0 of commercial paper outstanding under the U.S. program, which was used to partially fund the divestiture of the entity holding legacy asbestos-related assets and liabilities (see Note 20, Commitments and Contingencies). We had $45.4 of commercial paper outstanding under the Euro program. As of December 31, 2020, we had commercial paper outstanding of $104.3, issued entirely under the Company's Euro program. All outstanding commercial paper for both periods had maturity terms less than three months from the date of issuance. Our average daily outstanding commercial paper balance for the years ended 2021 and 2020 was $133.5 and $76.4, respectively, and the maximum outstanding commercial paper during each of those respective years was $197.5 and $159.1.
Revolving Credit Agreement
On August 5, 2021, we entered into a revolving credit facility agreement with a syndicate of third party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, and (ii) letters of credit for a face amount up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments by a minimum aggregate amount of $10 or any whole multiple of $1 in excess thereof. Borrowings under the credit facility are available in U.S. dollars, Euros, British pound sterling or any other currency that may be requested by us, subject to the approval of the administrative agent and each lender. We are permitted to request that lenders increase the commitments under the facility by up to $350 for a maximum aggregate principal amount of $1,050; however, this is subject to certain conditions and therefore may not be available to us. As of December 31, 2021 and 2020, we had no outstanding borrowings under the current or former revolving credit agreements. See Note 15, Debt, to the Consolidated Condensed Financial Statements for further information.
The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. Our credit ratings as of December 31, 2021 were as follows:

Rating Agency	Short-Term Ratings	Long-Term Ratings
Standard & Poor’s	A-2	BBB
Moody’s Investors Service	P-2	Baa2
Fitch Ratings	F2	BBB+
There were no changes to our credit ratings during 2021. Please refer to the rating agency websites and press releases for more information.

Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities for the years ended December 31, 2021 and 2020.

	2021	2020
Operating activities	$(8.4)	$435.9
Investing activities	(82.3)	(65.8)
Financing activities	(99.8)	(158.6)
Foreign exchange	(22.6)	35.2
Total net cash flow provided by continuing operations	$(213.1)	$246.7
Operating Activities
The decrease in net cash from operating activities of $444.3 was primarily due to a one-time cash payment of $398.0 related to the divestiture of the entity holding legacy asbestos-related assets and liabilities. In addition, we made working capital investments in our business to support sales growth. These items were partially offset by an increase in segment operating income.
Investing Activities
The increase in net cash used in investing activities of $16.5 was driven by an increase in capital expenditures of $24.7 to support future growth initiatives, partially offset by cash proceeds of $7.1 related to a sale of land within our MT segment.
Financing Activities
The decrease in net cash used in financing activities of $58.8 was primarily driven by an increase in net commercial paper borrowings of $82.3 and prior year revolver repayments, net of borrowings, of $28.9. This was partially offset by an increase in repurchases of ITT common stock of $32.3 and dividends paid of $16.8.

Asbestos
During 2021, we completed the divestiture of InTelCo Management LLC (InTelCo), a former subsidiary which holds our legacy asbestos-related assets and liabilities, relieving us from any obligation with respect to pending and future asbestos claims. In connection with the divestiture, we contributed approximately $398 to InTelCo. As a result of the divestiture transaction, we will no longer incur any asbestos-related cash outflows. See Note 20, Commitments and Contingencies, for additional information.
Funding of Postretirement Plans
The following table provides a summary of the funded status of our postretirement benefit plans as of December 31, 2021 and 2020.

	2021				2020
	U.S. Pension	Non-U.S. Pension	Other Benefits	Total	U.S. Pension	Non-U.S. Pension	Other Benefits	Total
Fair value of plan assets	$—	$0.5	$—	$0.5	$—	$0.5	$—	$0.5
Projected benefit obligation	14.8	93.1	106.4	214.3	15.5	109.0	118.3	242.8
Funded status	$(14.8)	$(92.6)	$(106.4)	$(213.8)	$(15.5)	$(108.5)	$(118.3)	$(242.3)

In 2020, we completed the termination of our U.S. qualified pension plan by providing lump sum payments to eligible participants who elected to receive them, and by purchasing a group annuity contract from MassMutual Life Insurance Company (MassMutual) for the remaining projected benefit obligation. The termination was funded with plan assets of approximately $320 and cash of $8.4. Our non-U.S. pension plans, which are typically not funded due to local regulations, had a decline in projected benefit obligation of $15.9 during 2021, primarily due to a higher discount rate and favorable foreign currency translation. Our other employee-related benefit plans are generally unfunded plans as well. The projected benefit obligation of these plans declined by $11.9 during 2021 primarily due to an increase in the discount rate.
Contributions to our U.S. and non-U.S. pension and other postretirement plans were $10.5 and $18.0 during 2021 and 2020, respectively, which were used to fund participant benefits. We currently estimate 2022 contributions to our pension and other postretirement benefits plans of $14.
See Note 16, Postretirement Benefit Plans, for additional financial information related to our postretirement obligations.
Capital Resources
Long-term debt is generally defined as any debt with an original maturity greater than 12 months. As of December 31, 2021, we have access to short- and long-term funding sources. These include access to the capital markets through a commercial paper program, as well as $700 of available borrowing capacity under our 2021 Revolving Credit Agreement, which may potentially be expanded to $1,050 under the agreement. In addition, we have market access to secure longer-term funding, if needed. Our commercial paper program is supported by our 2021 Revolving Credit Agreement and our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances.
The table below provides long-term debt outstanding as of December 31, 2021 and 2020.

	2021	2020
Current portion of long-term debt	$2.2	$2.5
Non-current portion of long-term debt	9.9	13.0
Total long-term debt	$12.1	$15.5
Contractual Obligations
The following table summarizes ITT’s commitment to make future payments under long-term contractual obligations as of December 31, 2021.

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$12.1	$2.2	$4.5	$5.4	$—
Operating leases	91.8	19.9	31.2	19.3	21.4
Purchase obligations(a)	137.3	134.4	2.9	—	—
Postretirement benefit payments(b)	213.8	14.1	25.3	23.5	150.9
Other long-term obligations(c)	71.8	6.8	10.5	10.4	44.1
Total	$526.8	$177.4	$74.4	$58.6	$216.4
In addition to the amounts presented in the table above, we have recorded liabilities for uncertain tax positions of $2.8 in our Consolidated Balance Sheet at December 31, 2021. This amount has been excluded from the contractual obligations table due to an inability to reasonably estimate the timing of payments in individual years.
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

(c)Other long-term obligations include amounts recorded on our December 31, 2021 Consolidated Balance Sheet, including estimated environmental payments and employee compensation agreements. We estimate based on historical experience that we will spend approximately $4 per year on environmental investigation and remediation. A portion of our environmental investigation and remediation costs are legally mandated through various orders and agreements with state and federal oversight agencies. At December 31, 2021, our recorded environmental liability was $54.1. See Note 20, Commitments and Contingencies, to the Consolidated Financial Statements for further information.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements represent transactions, agreements or other contractual arrangements with unconsolidated entities, where an obligation or contingent interest exists. Our off-balance sheet arrangements, as of December 31, 2021, consist of indemnities related to acquisition and disposition agreements and certain third-party guarantees.
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
Guarantees
We had $129.4 of guarantees, letters of credit and similar arrangements outstanding at December 31, 2021, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2021 as the likelihood of nonperformance by the underlying obligors is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our financial statements.

KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews a variety of key performance indicators including revenue, segment operating income and margins, and earnings per share, some of which are calculated other than in accordance with accounting principles generally accepted in the United State of America (GAAP). In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions, dividends, and share repurchases. Some of these metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for measures determined in accordance with GAAP. We consider the non-GAAP measures disclosed in this Annual Report on Form 10-K to be key performance indicators. These measures, which may not be comparable to similarly titled measures reported by other companies, consist of the following:
•“Organic revenue” is defined as revenue, excluding the impacts of foreign currency fluctuations and acquisitions. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Management believes that reporting organic revenue provides useful information to investors by facilitating comparisons of our revenue performance with prior and future periods and to our peers. A reconciliation of revenue to organic revenue for the year ended December 31, 2021 is provided below.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2021 Revenue	$1,368.6	$843.2	$554.7	$(1.5)	$2,765.0
Foreign currency translation	(39.9)	(6.3)	(1.9)	—	(48.1)
2021 Organic revenue	1,328.7	836.9	552.8	(1.5)	2,716.9
2020 Revenue	1,121.1	843.0	516.5	(2.8)	2,477.8
Organic revenue growth (decline)	$207.6	$(6.1)	$36.3	$1.3	$239.1
Percentage change	18.5%	(0.7)%	7.0%		9.6%

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
A reconciliation of operating income to adjusted operating income for the years ended December 31, 2021 and 2020 are provided in the tables below.

Year Ended December 31, 2021	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	ITT Inc.
Operating income	$258.2	$126.8	$81.7	$466.7	$37.6	$504.3
Asbestos-related benefit, net	—	—	—	—	(74.4)	(74.4)
Restructuring costs	3.9	3.1	2.4	9.4	0.2	9.6
Other(b)	—	0.6	—	0.6	2.5	3.1
Adjusted operating income (loss)	$262.1	$130.5	$84.1	$476.7	$(34.1)	$442.6
Adjusted operating margin	19.2%	15.5%	15.2%	17.2%	N/A	16.0%
Year Ended December 31, 2020
Operating income (loss)	$184.0	$77.6	$57.0	$318.6	$(92.1)	$226.5
Asbestos-related costs, net	—	—	—	—	66.3	66.3
Restructuring costs	12.7	19.5	8.5	40.7	2.3	43.0
Asset impairment charges(a)	—	16.3	—	16.3	—	16.3
Other(b)	—	0.6	0.2	0.8	2.8	3.6
Adjusted operating income (loss)	$196.7	$114.0	$65.7	$376.4	$(20.7)	$355.7
Adjusted operating margin	17.5%	13.5%	12.7%	15.2%	N/A	14.4%
(a)Asset impairment charges in 2020 are related to a business within IP that primarily serves the global upstream oil and gas market.
(b)Other costs at Corporate primarily reflects accelerated amortization of an intangible asset.

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
A reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, to income from continuing operations and income from continuing operations per diluted share for the years ended December 31, 2021 and 2020 are provided in the table below.

	2021	2020
Income from continuing operations attributable to ITT Inc.	$314.8	$68.5
Net asbestos-related costs, net of tax expense (benefit) of $113.5 and ($17.4), respectively	39.1	48.9
Restructuring costs, net of tax benefit of $2.4 and $7.1, respectively	7.2	35.9
Pension termination and related (benefit) costs, net of tax expense (benefit) of $0.8 and ($33.4), respectively	(2.6)	108.2
Asset impairment charges, net of tax benefit of $0.0 and $0.2, respectively(a)	—	16.1
Tax-related special items(b)	(10.5)	(1.3)
Other costs, net of tax benefit of $0.6 and $0.7, respectively(c)	2.5	2.9
Adjusted income from continuing operations	$350.5	$279.2
Income from continuing operations attributable to ITT Inc. per diluted share (EPS)	$3.64	$0.78
Adjusted EPS	$4.05	$3.20
(a)Asset impairment charges in 2020 are related to a business within IP that primarily serves the global upstream oil and gas market.
(b)The following table details significant components of the tax-related special items. See Note 6, Income Taxes, to Consolidated Financial Statements for further information.

	2021	2020
Charge on undistributed foreign earnings	$4.0	$6.3
Change in deferred tax asset valuation allowance	(1.9)	(6.2)
Change in uncertain tax positions	(15.3)	(4.4)
Other	2.7	3.0
Net tax-related special items	$(10.5)	$(1.3)
(c)Other costs primarily relates to accelerated amortization of certain intangible assets.

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
The accounting estimates and assumptions discussed below are those that we consider most critical to fully understanding our financial statements and evaluating our results as they are inherently uncertain, involve the most subjective or complex judgments, include areas where different estimates reasonably could have been used, and the use of an alternative estimate that is reasonably possible could materially affect the financial statements. We base our estimates on historical experience and other data and assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes the accounting estimates employed and the resulting balances reported in the Consolidated Financial Statements are reasonable; however, actual results could differ materially from our estimates and assumptions.
Revenue Recognition
Revenue is derived from the sale of products and services to customers. We recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. For product sales, other than certain long-term construction and production type contracts where we have no alternative use for the product and have an enforceable right to payment, we recognize revenue at the time control of our promised goods or services passes to the customer, generally when products are shipped and the contractual terms have been fulfilled.
We recognize revenue for certain highly customized long-term design and build projects using the cost-to-cost method, based upon the percentage of costs incurred to total projected costs. Revenue and profit recognized under the cost-to-cost method are based on management’s estimates of measures such as total contract revenues, contract costs and the extent of progress toward completion. Due to the long-term nature of the contracts, these estimates are subject to uncertainties and require significant judgment. Estimates of contract costs include labor hours and rates, and material costs. These estimates consider historical performance, the complexity of the work to be performed, the estimated time to complete the project, and other economic factors such as inflation and market rates. We update our estimates on a periodic basis and any revisions to such estimates are recorded in earnings in the period in which they are determined. Provisions for estimated losses, if any, on uncompleted long-term contracts, are made in the period in which such losses are determined.
For contracts recognized at a point in time, provisions for estimated losses, if any, on uncompleted arrangements, are recognized in the period in which such losses are determined. These estimates are subject to uncertainties and require significant judgment. They may consider historical performance, the complexity of the work to be performed, the estimated time to complete the project, and other economic factors such as inflation.
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
Warranty accruals are established using historical information on the nature, frequency, and average cost of warranty claims and estimates of future costs. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. Although we engage in extensive product quality programs and processes, we base our estimated warranty obligation on product warranty terms offered to customers, ongoing product failure rates, materials usage, service delivery costs incurred in correcting a product failure, and specific product class failures outside of our baseline experience and associated overhead costs. If actual product failure rates, repair rates, or any other post-sales support costs differ from these estimates, revisions to the estimated warranty liability would be required.

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
Income Taxes
Deferred income tax assets and liabilities are determined based on the estimated future tax effects of differences between the financial reporting and tax bases of assets and liabilities, applying currently enacted tax rates in effect for the year in which we expect the differences will reverse. We periodically assess the likelihood that we will be able to recover our deferred tax assets, and we reflect any changes to our estimate of the amount we are more likely than not to realize as a valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate. The ultimate realization of deferred tax assets depends on the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible.
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
The calculation of our deferred and other tax balances involves significant management judgment when dealing with uncertainties in the application of complex tax regulations and rulings in a multitude of taxing jurisdictions across our global operations. The Company is routinely audited by U.S. federal, state and foreign tax authorities, the results of which could cause proposed assessments against the Company. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues based on our estimate of whether, and to the extent to which, additional taxes will be due. Furthermore, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position in consideration of applicable tax statutes and related interpretations and precedents and the expected outcome of the proceedings (or negotiations) with the taxing authorities. Tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized on ultimate settlement.
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
In cases when we opt not to perform a qualitative evaluation, or the qualitative evaluation indicates that the likelihood of impairment is more likely than not, we then perform a quantitative impairment test for goodwill. We test each reporting unit for goodwill impairment quantitatively at a minimum of once every three years. We compare the estimated fair value of each reporting unit to its carrying value. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then we record an impairment loss equal to the difference. In our annual impairment test for indefinite-lived intangible assets, we compare the fair value of those assets to their carrying value. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value.
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
Determining the fair value of a reporting unit or an indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions, and the identification of appropriate market comparable data. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also requires judgment. Goodwill is tested for impairment at the reporting unit level, which, based on the applicable accounting guidance, is either the operating segment or one level below (e.g., the divisions of our Connect & Control Technology segment). The fair value of our reporting units and indefinite-lived intangible assets are based on estimates and assumptions that are believed to be reasonable. Significant changes to these estimates and assumptions could adversely impact our conclusions. Actual future results may differ from those estimates. During the fourth quarter of 2021, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were substantially in excess of each of their carrying values. Had different reporting units been identified or had different valuation techniques or assumptions been utilized, the results of our impairment tests could have resulted in an impairment loss, which could have been material.
See Note 12, Goodwill and Other Intangible Assets, Net, to the Consolidated Financial Statements for more information.
Environmental Liabilities
We are subject to various federal, state, local, and foreign environmental laws and regulations that require environmental assessment or remediation efforts. Accruals for environmental exposures are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Significant judgment is required to determine both the likelihood of a loss and the estimated amount of loss. Engineering studies, probability techniques, historical experience, and other factors are used to identify and evaluate remediation alternatives and their related costs in estimating our reserve for environmental liabilities. Our environmental reserve of $54.1 at December 31, 2021, represents management’s estimate of undiscounted costs expected to be incurred related to environmental assessment or remediation efforts, including related legal fees, without regard to potential recoveries from insurance companies or other third parties. Our estimated liability is reduced to reflect the participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective share of the relevant costs and that share can be reasonably estimated. Our environmental accruals are reviewed and adjusted for progress of investigation and remediation efforts and as additional technical or legal information become available, such as the impact of negotiations with regulators and other potentially responsible parties, settlements, rulings, advice of legal counsel, and other current information.
We closely monitor our environmental responsibilities, together with trends in the environmental laws. Environmental remediation reserves are subject to numerous inherent uncertainties that affect our ability to estimate our share of the costs. Such uncertainties involve incomplete information regarding particular sites, incomplete information regarding other potentially responsible parties, uncertainty regarding the nature and extent of contamination at each site, uncertainties concerning the extent of remediation required under existing regulations, uncertainties concerning our share of any remediation liability, if any, widely varying cost estimates associated with potential alternative remedial approaches, uncertainty with regard to the length of time required to remediate a particular site, uncertainties concerning the potential effects of continuing improvements in remediation technology, and unpredictable nature and timing of changes in environmental standards and regulatory requirements. The effect of legislative or regulatory changes on environmental standards could be material to the Company’s financial statements. Additionally, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments, or financial insolvency of other potentially responsible parties could have a material adverse effect on our financial statements.
Although it is not possible to predict with certainty the ultimate costs of environmental remediation, the reasonably possible high-end of our estimated environmental liability range at December 31, 2021 was $93.8.

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
Foreign Currency Exchange Rate Exposures
Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Our principal currency exposures relate to the Euro, Chinese renminbi, Czech koruna, South Korean won, Hong Kong dollar, and Saudi riyal. Based on a sensitivity analysis at December 31, 2021, a hypothetical 10% change in the foreign currency exchange rates for the year ended December 31, 2021 would have resulted in translation impact to our pre-tax earnings of approximately $32, due primarily to the Euro, Chinese renminbi, and Czech koruna. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.
Interest Rate Exposures
As of December 31, 2021, our outstanding commercial paper was $195.4, with a weighted average interest rate of 0.10%. We estimate that a hypothetical increase in interest rates of 100 basis points would result in approximately $2 of additional annual interest expense based on current borrowing levels.

Commodity Price Exposures
Portions of our business are exposed to volatility in the prices of certain commodities, such as steel, gold, copper, nickel, iron, aluminum, tin, and rubber as well as specialty alloys, including titanium that we purchase in the raw form, or that are used in purchased component parts. The prices of these and other commodities may also be impacted by tariffs. When practical, we attempt to control such costs through fixed-price contracts with suppliers; however, we are prone to exposure as these contracts expire. We evaluate hedging opportunities to mitigate or minimize the risk of operating margin erosion resulting from the volatility of commodity prices. Since 2020, the cost of raw materials, including commodities such as steel, that we use in our production processes has increased. The rising prices are mainly a result of increased demand fueled by economic recovery from the COVID-19 pandemic as well as lower supply since global production capacity was cut in 2020. The impact of higher commodity prices on our financial results during 2021 was partially mitigated by fixed-price supply contracts with suppliers. Assuming all other variables remain constant, we estimate that a hypothetical 10% change in steel prices, excluding any impact of purchased component parts, would impact pre-tax earnings by approximately $7 to $9. We estimate that a hypothetical 10% change in prices for any other commodity would not be material to our financial statements.

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
(a) Evaluation of Disclosure Controls and Procedures
The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2021. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
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
Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, completely, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America; (iii) provide reasonable assurance that Company receipts and expenditures are made only in accordance with the authorization of management and the directors of the Company, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the Consolidated Financial Statements. Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct any identified deficiencies.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Management based this assessment on criteria for effective internal control over financial reporting described in the 2013 "Internal Control — Integrated Framework" released by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management's assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, management determined that, as of December 31, 2021, the Company maintained effective internal control over financial reporting.
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
Management’s assessment, included herein, should be read in conjunction with the certifications and the attestation report on the registrant's internal control over financial reporting issued by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears subsequent to Item 9B in this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2021, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control. As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were Euros 2.2 million and Euros 1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of Euros 1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through December 31, 2021, however, Bornemann did pay annual fees of approximately Euros 10 thousand in 2021, and Euros 11 thousand in both 2020 and 2019, to the German financial institution which is maintaining the Bond.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of ITT Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ITT Inc. and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 16, 2022, expressed an unqualified opinion on those financial statements.
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
February 16, 2022

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is incorporated by reference from the information provided under the sections entitled "Voting Items," "How to Vote," "Election of Directors (Proxy Item No. 1)," "Corporate Governance and Related Matters-Overview of Committees-Audit Committee" and "Audit Committee Report" in our Proxy Statement for the 2022 Annual Meeting of Shareholders (2022 Proxy Statement).
Information required by this Item 10 with respect to executive officers of the Company is contained under the heading "Information About Our Executive Officers" in Part I of this Annual Report on Form 10-K.
ITT has adopted corporate governance principles and charters for each of its standing committees. The principles address director qualification standards and responsibilities, access to management and independent advisors, compensation, orientation and continuing education, management succession principles and board and committee self-evaluation. The corporate governance principles and charters are available on the Company’s website at www.itt.com/investors/governance. A copy of the corporate governance principles and charters is also available to any shareholder who requests a copy from the Company’s secretary.
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
Pursuant to New York Stock Exchange (NYSE) Listing Company Manual Section 303A.12(a), the Company submitted a Section 12(a) CEO Certification to the NYSE in 2021. The Company also filed with the SEC, as exhibits to the Company’s current Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 is incorporated by reference to the discussion under the headings "2021 Non-Management Director Compensation," "Compensation Tables," "Compensation Discussion and Analysis," "Compensation and Human Capital Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our 2022 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is incorporated by reference to the discussion under the caption "Other Matters - Stock Ownership of Directors, Executive Officers, and Certain Shareholders," and "Equity Compensation Plan Information" in our 2022 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the discussions under the captions "Corporate Governance and Related Matters-Policies for Approving Related Party Transactions" and "Corporate Governance and Related Matters-Director Independence" in our 2022 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about the fees for 2021 and 2020 for professional services rendered by our independent registered public accounting firm is incorporated by reference to the discussion under the heading "Ratification of Appointment of the Independent Registered Public Accounting Firm (Proxy Item No. 2)" of our 2022 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is also incorporated by reference to the discussion under the heading "Ratification of Appointment of the Independent Registered Public Accounting Firm (Proxy Item No. 2)" of our 2022 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as a part of this report:
1.See Index to Consolidated Financial Statements appearing on page 48 for a list of the financial statements filed as a part of this report.
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
Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of ITT Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ITT Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, Shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Asbestos Matters - refer to Note 20 in the Notes to the Consolidated Financial Statements
On June 30, 2021, ITT Inc. entered into a purchase agreement with a buyer that resulted in transferring 100% of the equity interests of InTelCo, a subsidiary of ITT Inc., along with a cash contribution of $398 million. As InTelCo was the obligor for the Company's asbestos-related liabilities of $797 million and policyholder of the related insurance assets of $401.4 million, the rights and obligations related to these items transferred upon the sale. Following the completion of the transfer, the Company no longer has any obligation with respect to pending and future asbestos claims. As such, InTelCo has been deconsolidated from the 2021 financial results, as the Company no longer maintains control of the entity. Therefore, all associated assets and liabilities are no longer reported on the consolidated balance sheet. The transaction resulted in a pre-tax gain of $88.8 million.

Auditing the Company’s evaluation to deconsolidate InTelCo required a high degree of auditor effort given the complexity of the accounting guidance, the purchase agreement, and the other related agreements. Subsequent to the transaction, ITT evaluated whether InTelCo met the definition of a variable interest entity resulting from a controlling financial interest or the ability to control the subsidiary’s assets and liabilities, and if so would continue to be consolidated with the Company. We identified the Company’s evaluation to deconsolidate InTelCo as a critical audit matter.

Our audit procedures to test the Company’s evaluation to deconsolidate InTelCo included the following, among others:
•Tested the operating effectiveness of controls over the Company’s accounting evaluation to deconsolidate.
▪Read the purchase agreement and related agreements to evaluate the Company’s ability to have power or control over InTelCo’s assets and liabilities, if the Company would be required to absorb any future losses, and if the Company would be the primary beneficiary to InTelCo upon the close of the transaction.
▪Read the third-party valuation regarding the solvency of the InTelCo entity and the sufficiency of its equity to fund its activities without additional financial support from the Company.
▪Evaluated the governance and management structure of InTelCo to determine if any characteristics of a controlling financial interest continued to exist through voting rights, board seats, or continuing involvement in the management of asbestos and other product liability exposures.

/s/	Deloitte & Touche LLP
Stamford, Connecticut
February 16, 2022
We have served as the Company's auditor since 2002.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) YEARS ENDED DECEMBER 31	2021	2020	2019
Revenue	$2,765.0	$2,477.8	$2,846.4
Costs of revenue	1,865.5	1,695.6	1,936.3
Gross profit	899.5	782.2	910.1
General and administrative expenses	214.3	198.7	241.3
Sales and marketing expenses	150.8	146.5	165.9
Research and development expenses	94.9	84.9	97.9
Asbestos-related (benefit) costs, net	(74.4)	66.3	(20.2)
Restructuring costs	9.6	43.0	12.8
Asset impairment charges	—	16.3	1.0
Operating income	504.3	226.5	411.4
Interest (income), net	(1.1)	(0.7)	(4.1)
Non-operating postretirement (benefit) costs, net	(1.3)	144.2	4.5
Miscellaneous (income), net	(2.4)	(2.2)	(3.4)
Income from continuing operations before income tax	509.1	85.2	414.4
Income tax expense	189.6	15.3	89.9
Income from continuing operations	319.5	69.9	324.5
Income from discontinued operations, net of tax (expense) benefit of $0.2, $(0.2), and $0.6, respectively	1.5	4.0	1.7
Net income	321.0	73.9	326.2
Less: Income attributable to noncontrolling interests	4.7	1.4	1.1
Net income attributable to ITT Inc.	$316.3	$72.5	$325.1

Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$314.8	$68.5	$323.4
Income from discontinued operations, net of tax	1.5	4.0	1.7
Net income	$316.3	$72.5	$325.1

Earnings per share attributable to ITT Inc.:
Basic:
Continuing operations	$3.66	$0.79	$3.69
Discontinued operations	0.02	0.05	0.02
Net income	$3.68	$0.84	$3.71
Diluted:
Continuing operations	$3.64	$0.78	$3.65
Discontinued operations	0.02	0.05	0.02
Net income	$3.66	$0.83	$3.67
Weighted average common shares – basic	86.0	86.7	87.7
Weighted average common shares – diluted	86.5	87.3	88.6
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Statements of Operations.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS) YEARS ENDED DECEMBER 31	2021	2020	2019
Net income	$321.0	$73.9	$326.2
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(57.0)	28.5	(8.1)
Net change in postretirement benefit plans, net of tax impacts of $(1.5), $(18.7), and $0.2, respectively	15.1	77.4	(1.7)
Other comprehensive (loss) income	(41.9)	105.9	(9.8)
Comprehensive income	279.1	179.8	316.4
Less: Comprehensive income attributable to noncontrolling interests	4.7	1.4	1.1
Comprehensive income attributable to ITT Inc.	$274.4	$178.4	$315.3
Disclosure of reclassification adjustments and other adjustments to postretirement benefit plans (See Note 16)
Reclassification adjustments:
Amortization of prior service benefit, net of tax expense of $1.2, $1.2, and $1.0, respectively	$(3.9)	$(3.9)	$(3.4)
Amortization of net actuarial loss, net of tax benefit of $(0.7), $(1.8), and $(1.8), respectively	3.7	7.1	5.6
Loss on plan settlement, net of tax benefit of $0.0, $(25.7), and $0.0, respectively	—	111.3	—
Other adjustments:
Prior service cost, net of tax expense of $0.0, $0.0, and $0.4, respectively	—	—	(1.3)
Net actuarial gain (loss), net of tax (expense) benefit of $(2.0), $7.6, and $0.6, respectively	12.6	(34.2)	(2.9)
Unrealized change from foreign currency translation	2.7	(2.9)	0.3
Net change in postretirement benefit plans, net of tax	$15.1	$77.4	$(1.7)
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Statements of Comprehensive Income.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) DECEMBER 31	2021	2020
Assets
Current assets:
Cash and cash equivalents	$647.5	$859.8
Receivables, net	555.1	507.5
Inventories, net	430.9	360.5
Other current assets	88.6	189.5
Total current assets	1,722.1	1,917.3
Plant, property and equipment, net	509.1	525.1
Goodwill	924.3	944.8
Other intangible assets, net	85.7	106.4
Asbestos-related assets	—	353.7
Deferred income taxes	63.4	158.3
Other non-current assets	260.8	272.0
Total non-current assets	1,843.3	2,360.3
Total assets	$3,565.4	$4,277.6
Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper and current maturities of long-term debt	$197.6	$106.8
Accounts payable	373.4	306.8
Accrued liabilities	357.3	457.4
Total current liabilities	928.3	871.0
Asbestos-related liabilities	—	840.6
Postretirement benefits	199.9	227.5
Other non-current liabilities	206.5	210.6
Total non-current liabilities	406.4	1,278.7
Total liabilities	1,334.7	2,149.7
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and Outstanding – 85.5 and 86.5 shares, respectively	85.5	86.5
Retained earnings	2,461.6	2,319.3
Accumulated other comprehensive loss:
Postretirement benefit plans	(40.8)	(55.9)
Cumulative translation adjustments	(280.5)	(223.5)
Total ITT Inc. shareholders' equity	2,225.8	2,126.4
Noncontrolling interests	4.9	1.5
Total shareholders’ equity	2,230.7	2,127.9
Total liabilities and shareholders’ equity	$3,565.4	$4,277.6
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Balance Sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS) YEARS ENDED DECEMBER 31	2021	2020	2019
Operating Activities
Income from continuing operations attributable to ITT Inc.	$314.8	$68.5	$323.4
Adjustments to income from continuing operations:
Depreciation and amortization	113.1	112.2	113.4
Equity-based compensation	16.5	13.4	15.7
Asbestos-related (benefit) costs, net	(74.4)	66.3	(20.2)
Pension settlement charges	—	137.0	—
Deferred income tax expense (benefit)	115.7	(43.9)	30.9
Asset impairment charges	—	16.3	1.0
Other non-cash charges, net	21.3	43.0	38.8
Asbestos-related payments, net	(14.9)	(9.8)	(21.6)
Contributions to postretirement plans	(10.5)	(18.0)	(22.9)
Contribution to divest asbestos-related assets and liabilities	(398.0)	—	—
Changes in assets and liabilities:
Change in receivables	(62.2)	83.3	(40.6)
Change in inventories	(82.7)	36.5	(0.6)
Change in contract assets	(2.5)	(1.0)	2.7
Change in contract liabilities	(3.6)	(1.9)	(5.1)
Change in accounts payable	77.6	(34.7)	(1.9)
Change in accrued expenses	15.8	4.2	(14.7)
Change in income taxes	8.2	(6.2)	(9.6)
Other, net	(42.6)	(29.3)	(31.0)
Net Cash – Operating activities	(8.4)	435.9	357.7
Investing Activities
Capital expenditures	(88.4)	(63.7)	(91.4)
Proceeds from sale of long-lived assets	8.0	1.7	0.9
Acquisitions, net of cash acquired	—	(4.7)	(113.1)
Other, net	(1.9)	0.9	0.2
Net Cash – Investing activities	(82.3)	(65.8)	(203.4)
Financing Activities
Commercial paper, net borrowings (repayments)	95.4	13.1	(27.2)
Short-term revolving loans, borrowings	—	495.8	—
Short-term revolving loans, repayments	—	(524.7)	—
Long-term debt, issued	—	1.5	8.1
Long-term debt, repayments	(2.4)	(2.5)	(3.2)
Repurchase of common stock	(116.5)	(84.2)	(41.4)
Dividends paid	(75.8)	(59.0)	(52.1)
Proceeds from issuance of common stock	1.2	4.3	14.9
Other, net	(1.7)	(2.9)	(0.6)
Net Cash – Financing activities	(99.8)	(158.6)	(101.5)
Exchange rate effects on cash and cash equivalents	(22.6)	35.2	(3.0)
Net cash from discontinued operations – operating activities	0.8	1.0	0.9
Net change in cash and cash equivalents	(212.3)	247.7	50.7
Cash and cash equivalents – beginning of year (includes restricted cash of $0.8, $0.8, and $1.0, respectively)	860.6	612.9	562.2
Cash and Cash Equivalents – end of Period (includes restricted cash of $0.8, $0.8, and $0.8, respectively)	$648.3	$860.6	$612.9
Supplemental Cash Flow Disclosures
Cash paid during the year for:
Interest	$3.3	$3.3	$2.5
Income taxes, net of refunds received	61.3	61.1	63.4
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Statements of Cash Flows.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN MILLIONS, EXCEPT SHARE AMOUNTS)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)

December 31, 2018	87.6	$87.6	$2,110.3	$(375.5)	$2.5	$1,824.9

Activity from stock incentive plans	1.0	1.0	29.6	—	—	30.6
Share repurchases	(0.8)	(0.8)	(40.6)	—	—	(41.4)
Net income	—	—	325.1	—	1.1	326.2
Dividends declared ($0.588 per share)	—	—	(52.0)	—	—	(52.0)
Dividend to noncontrolling interest	—	—	—	—	(0.7)	(0.7)
Total other comprehensive loss, net of tax	—	—	—	(9.8)	—	(9.8)
December 31, 2019	87.8	87.8	2,372.4	(385.3)	2.9	2,077.8

Activity from stock incentive plans	0.6	0.6	17.1	—	—	17.7
Share repurchases	(1.9)	(1.9)	(82.3)	—	—	(84.2)
Cumulative adjustment for accounting change	—	—	(1.2)	—	—	(1.2)
Net income	—	—	72.5	—	1.4	73.9
Dividends declared ($0.676 per share)	—	—	(58.9)	—	—	(58.9)
Dividend to noncontrolling interest	—	—	—	—	(0.9)	(0.9)
Purchase of noncontrolling interest	—	—	(0.3)	—	(1.9)	(2.2)
Total other comprehensive income, net of tax	—	—	—	105.9	—	105.9
December 31, 2020	86.5	86.5	2,319.3	(279.4)	1.5	2,127.9

Activity from stock incentive plans	0.3	0.3	17.4	—	—	17.7
Share repurchases	(1.3)	(1.3)	(115.2)	—	—	(116.5)
Net income	—	—	316.3	—	4.7	321.0
Dividends declared ($0.88 per share)	—	—	(76.2)	—	—	(76.2)
Dividend to noncontrolling interest	—	—	—	—	(1.4)	(1.4)
Total other comprehensive loss, net of tax	—	—	—	(41.9)	—	(41.9)
Other	—	—	—	—	0.1	0.1
December 31, 2021	85.5	$85.5	$2,461.6	$(321.3)	$4.9	$2,230.7
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Statements of Changes in Shareholders’ Equity.

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
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a pandemic, resulting in certain local government-mandated site closures. Although most of our businesses were deemed essential, we experienced disruption in our operations due to decreased customer demand, elevated safety standards to keep our employees safe, and temporary plant closures. The Company continues to face certain risks and uncertainties resulting from COVID-19, including the severity of a resurgence of COVID-19 or new strains of the virus, the timing, effectiveness and availability of, and people's receptivity to, COVID-19 vaccines or other potential remedies, and impacts from potential mandatory vaccination requirements. Due to these uncertainties, the severity and extent of future impacts from COVID-19 or any new strains of the virus cannot be reasonably estimated at this time.
Basis of Presentation
The Consolidated Financial Statements and Notes thereto were prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, revenue recognition, unrecognized tax benefits, deferred tax valuation allowances, projected benefit obligations for postretirement plans, accounting for business combinations, goodwill and other intangible asset impairment testing, environmental liabilities, allowance for credit losses and inventory valuation. Actual results could differ from these estimates.
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
Asbestos-Related Liabilities and Assets
Effective July 1, 2021, the Company divested the entity holding legacy asbestos-related assets and liabilities. As a result of the transaction, all associated assets and liabilities are no longer reported on the Consolidated Balance Sheet. Prior to the divestiture, our asbestos liability estimate was recognized on an undiscounted basis as the timing of future cash flows may vary. Assumptions utilized in estimating the liability for both pending and unasserted claims included: disease type, average settlement costs, percentage of claims settled or dismissed, the number of claims estimated to be compensated by the Company in the future, and the costs to defend such claims. In 2020, we extended the measurement period over which we estimated our asbestos liability to include pending claims and unasserted claims estimated to be filed through 2052, including legal fees, reflecting the full time period over which we expected asbestos-related claims to be filed against the entities. Previous estimates included pending claims and claims expected to be filed over the next 10 years. See Note 20, Commitments and Contingencies, for additional information.

Postretirement Benefit Plans
ITT sponsors numerous pension and other employee-related defined benefit plans (collectively, postretirement benefit plans). Substantially all of our U.S. postretirement benefit plans are closed to new participants. Postretirement benefit obligations are generally determined, where applicable, based on participant years of service, future compensation, age at retirement or termination, and the assumed rate of future healthcare cost increases. The determination of projected benefit obligations and the recognition of expenses related to postretirement benefit plans are dependent on various assumptions that are judgmental. The assumptions involved in the measurement of our postretirement benefit plan obligations and net periodic postretirement costs primarily relate to discount rates, mortality and termination rates, and other factors. Management develops each assumption using relevant Company experience in conjunction with market-related data for each individual country in which such plans exist. Actual results that differ from our assumptions are accumulated and are amortized over the estimated future working life, or remaining lifetime, of the plan participants depending on the nature of the retirement plan. For the recognition of net periodic postretirement cost, the calculation of the long-term expected return on plan assets is generally derived using a market-related value of plan assets based on yearly average asset values at the measurement date over the last 5 years.
The funded status of all plans is recorded on our balance sheet. Actuarial gains and losses and prior service costs or credits that have not yet been recognized through net income are recorded in accumulated other comprehensive income within shareholders’ equity, net of taxes, until they are amortized as a component of net periodic postretirement cost.
In 2020, the Company terminated its U.S. qualified pension plan by purchasing a group annuity contract from MassMutual Life Insurance Company (MassMutual), which fully assumed the responsibility for paying and administering pension benefits to approximately five thousand plan participants and their beneficiaries. In connection with the plan termination, the Company settled all future obligations under the plan by providing lump sum payments to eligible participants who elected to receive them, and by transferring the remaining projected benefit obligation to the insurance company. See Note 16, Postretirement Benefit Plans, for additional information.
Research & Development
Research and development activities are charged to expense as incurred. R&D as a percentage of sales was 3.4% during 2021, 2020 and 2019.
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
Cash and Cash Equivalents
ITT considers all highly liquid investments purchased with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents primarily include fixed-maturity time deposits and money market investments. Restricted cash was $0.8 as of December 31, 2021 and 2020. Restricted cash is presented within Other current assets and Other non-current assets.
Concentrations of Credit Risk
Financial instruments that potentially subject ITT to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts and notes receivables from trade customers, investments, and derivatives. We maintain cash and cash equivalents with various financial institutions located in different geographical regions, and our policy is designed to limit exposure to any individual counterparty. Derivative financial instruments are transacted with multiple highly reputable financial institutions. As part of our risk management processes, we perform periodic evaluations of the relative credit standing of the financial institutions with which we transact. We have not sustained any material credit losses during the previous three years with respect to financial instruments held at financial institutions.
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising ITT’s customer base and their dispersion across many different industries and geographic regions. However, our largest customer represents approximately 11% and 12% of the December 31, 2021 and 2020 outstanding trade accounts receivable balance, respectively. Occasionally, we enter into notes receivables with certain of our customers. These notes receivables have maturities of six to 12 months and are guaranteed by reputable banks. ITT performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.
Factoring of Trade Receivables
Factoring arrangements, whereby substantially all economic risks and rewards associated with trade receivables are transferred to a third party, are accounted for by derecognizing the trade receivables upon receipt of cash proceeds from the factoring arrangement. Factoring arrangements, whereby some, but not substantially all, of the economic risks and rewards are transferred to a third party and the assets subject to the factoring arrangement remain under the Company's control are accounted for by not derecognizing the trade receivables and recognizing any related obligations to the third party. As of December 31, 2021, we did not have any trade receivables subjected to factoring.
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
Inventories
Inventories, which include the costs of material, labor and overhead, are stated at the lower of cost or net realizable value. Cost is generally computed using the standard cost method, which approximates actual cost on a first-in, first-out (FIFO) basis. Variances between standard and actual costs are charged to cost of sales or capitalized to inventory. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value and are charged to cost of sales. At the point of loss recognition, a new cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in a recovery in carrying value. Inventories valued under the last-in, first-out (LIFO) method represent 13.4% and 12.5% of total 2021 and 2020 inventories, respectively. We have a LIFO reserve of $14.1 and $12.0 recorded as of December 31, 2021 and 2020, respectively.
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
During 2021, we recorded a gain of $7.0 related to the sale of land with a book value of $0.1 that was previously held by a business within our MT segment. The gain on sale was recorded within general and administrative expenses in our Consolidated Statements of Operations.
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
Where options to renew a lease are available, they are included in the lease term and capitalized on the balance sheet to the extent there would be a significant economic penalty not to elect the option. Certain real estate leases are subject to periodic changes in an index or market rate. Although lease liabilities are not remeasured as a result of changes to an index or rate, these changes are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. Variable lease expense also includes property tax and property insurance costs.
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
Investments
Investments in fixed-maturity time deposits having an original maturity exceeding three months at the time of purchase, referred to as short-term time deposits, are classified as held-to-maturity and are recorded at amortized cost, which approximates fair value. There were no short-term time deposits held as of December 31, 2021 and December 31, 2020.
Investments in entities where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other noncurrent assets on our Consolidated Balance Sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in non-operating profit in miscellaneous income, net on our Consolidated Statements of Operations. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.
Investments in entities for which we do not have significant operating influence (we generally hold a less than 20% ownership stake in these entities) are initially recorded at the purchase price. For investments in entities with readily determinable fair values (e.g., publicly traded), the investment is measured at fair value each subsequent reporting period. For investments in entities without a readily determinable fair value, we have made an accounting policy election to measure the investment at cost, adjusted for any impairments and/or observable price changes. In both cases, these investments are included in other noncurrent assets on our Consolidated Balance Sheets, with any gains or losses and dividends received recognized in non-operating profit in miscellaneous income, net on our Consolidated Statements of Operations.

Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of the balance sheet date. The Company’s investments in COLI policies are included in other non-current assets in the consolidated balance sheets and were $118.2 and $113.7 at December 31, 2021 and 2020, respectively. Changes in the cash surrender value during the period generally reflect gains or losses in the fair value of assets, premium payments, and policy redemptions. Gains from COLI investments of $3.9, $4.3, and $4.8 were recorded within general and administrative expenses in the Consolidated Statements of Operations during years ended December 31, 2021, 2020 and 2019, respectively. Cash receipts from COLI policies were $0.0, $0.9, and $1.7 during 2021, 2020, and 2019, respectively, and are recognized in investing activities in the Consolidated Statements of Cash Flows.
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
Environmental costs and related recoveries are recorded within general and administrative expenses on our Consolidated Statements of Operations, other than those related to discontinued operations.
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
For transactions denominated in other than the functional currency, revenue and expenses are remeasured at average exchange rates in effect during the reporting period in which the transactions occurred, except for expenses related to nonmonetary assets and liabilities. Transaction gains or losses from foreign currency remeasurement are reported in general and administrative expenses in the Consolidated Statements of Operations. During 2021, we recognized a transaction gain of $1.9. During 2020, and 2019, we recognized transaction losses of $7.6, and $2.7, respectively.
Derivative Financial Instruments
From time to time, the Company may use derivative financial instruments, primarily foreign currency forward and option contracts, to mitigate exposure from foreign currency exchange rate fluctuations as it pertains to receipts from customers, payments to suppliers and intercompany transactions; as well as from commodity price fluctuations. We record derivatives at their fair value as either an asset or liability. For derivatives not designated as hedges, adjustments to reflect changes in the fair value of our derivatives are included in earnings. For cash flow hedges that qualify and are designated for hedge accounting, the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive loss and subsequently recognized in earnings when the hedged transaction affects earnings. Any ineffective portion is recognized immediately in earnings. As of December 31, 2021 and 2020, no derivatives were designated as hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. Derivative contracts involve the risk of non-performance by the counterparty. The fair value of our foreign currency contracts are determined using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date. See Note 22, Derivative Financial Instruments, for additional information.

Related Parties
Related party transactions include those between: a parent and its subsidiaries; subsidiaries of a common parent; an entity and trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of the entity’s management; an entity and its principal owners, management, or members of their immediate families; and affiliates. In January 2021, the Company entered into a three-month consulting agreement for $0.2 with Thomas Scalera, ITT's former Executive Vice President and Chief Financial Officer. The consulting agreement included, but was not limited to, financial, accounting, and investor relations advisory services.
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all accounting standard updates (ASUs). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
Measurement of Credit Losses on Financial Instruments (ASU 2016-13):
In June 2016, the FASB issued updated guidance that requires entities to use a current expected credit loss model to measure credit-related impairments for financial instruments held at amortized cost, including trade receivables. The current expected credit loss model is based on relevant information about past events, including historical experience, conditions at the date of measurement, and reasonable and supportable forecasts that affect collectability. Current expected credit losses, and subsequent adjustments, represent an estimate of lifetime expected credit losses that are recorded as an allowance deducted from the amortized cost of the financial instrument. The updated guidance was effective for the Company beginning on January 1, 2020 and was adopted using a modified retrospective transition approach, resulting in an increase in our allowance for credit losses related to receivables and contract assets. The cumulative effect of changes resulting from the adoption of ASU 2016-13 was $1.2, net of tax, and was reflected in our Consolidated Balance Sheet within retained earnings as of January 1, 2020. Refer to Note 8, Receivables, Net for additional information.
Reference Rate Reform (ASU 2021-01):
In March 2020 and January 2021, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, respectively. Together, the ASUs provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance was effective beginning on March 12, 2020. We have evaluated this guidance, and have concluded that it does not have a significant impact on our operating results, financial position, or cash flows.

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

The following table presents our revenue, operating income, and operating margin for each segment.

	Revenue			Operating Income			Operating Margin
For the Year Ended	2021	2020	2019	2021	2020	2019	2021	2020		2019
Motion Technologies	$1,368.6	$1,121.1	$1,241.8	$258.2	$184.0	$216.1	18.9%	16.4%		17.4%
Industrial Process	843.2	843.0	943.8	126.8	77.6	104.7	15.0%	9.2%		11.1%
Connect & Control Technologies	554.7	516.5	663.9	81.7	57.0	111.5	14.7%	11.0%		16.8%
Eliminations	(1.5)	(2.8)	(3.1)	—	—	—	—	—	0	—
Total segment results	2,765.0	2,477.8	2,846.4	466.7	318.6	432.3	16.9%	12.9%		15.2%
Asbestos-related benefit (costs), net(a)	—	—	—	74.4	(66.3)	20.2	—	—		—
Other corporate costs	—	—	—	(36.8)	(25.8)	(41.1)	—	—		—
Total Corporate and other benefit (costs)	—	—	—	37.6	(92.1)	(20.9)	—	—		—
Total	$2,765.0	$2,477.8	$2,846.4	$504.3	$226.5	$411.4	18.2%	9.1%		14.5%
(a)The 2021 period includes a pre-tax gain of $88.8 resulting from the InTelCo Management LLC (InTelCo) divestiture transaction. The 2020 period includes the impact of extending the net asbestos measurement over the full time period we expected claims to be filed against InTelCo. See Note 20, Commitments and Contingencies, for further information.
The following table presents our assets as of December 31, 2021 and 2020, as well as our capital expenditures and depreciation and amortization expense for the years ended December 31, 2021, 2020, and 2019, by segment.

	Assets		Capital Expenditures			Depreciation and Amortization
	2021	2020	2021	2020	2019	2021	2020	2019
Motion Technologies	$1,272.8	$1,202.3	$71.1	$43.8	$57.7	$64.1	$60.0	$58.6
Industrial Process	1,030.0	1,069.6	6.7	8.3	11.2	22.3	23.7	26.3
Connect & Control Technologies	719.3	720.5	8.5	10.6	19.4	21.8	23.1	21.8
Corporate and Other(a)	543.3	1,285.2	2.1	1.0	3.1	4.9	5.4	6.7
Total	$3,565.4	$4,277.6	$88.4	$63.7	$91.4	$113.1	$112.2	$113.4
(a)The decrease in Corporate total assets during 2021 is due to the InTelCo divestiture transaction. See Note 20, Commitments and Contingencies, for further information.

The following table displays consolidated revenue by geographic region. Revenue is attributed to individual regions based on the destination of the product or service delivery.

For the Year Ended December 31, 2021	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
North America(a)	$249.9	$470.1	$331.4	$(1.5)	$1,049.9
Europe(b)	798.8	96.0	115.5	—	1,010.3
Asia(c)	307.8	99.8	84.0	—	491.6
Middle East and Africa	1.0	97.7	18.1	—	116.8
South America	11.1	79.6	5.7	—	96.4
Total	$1,368.6	$843.2	$554.7	$(1.5)	$2,765.0

For the Year Ended December 31, 2020
North America(a)	$187.3	$479.0	$319.3	$(2.6)	$983.0
Europe(b)	676.4	95.5	97.4	—	869.3
Asia(c)	243.8	93.1	77.0	(0.2)	413.7
Middle East and Africa	1.5	92.0	18.8	—	112.3
South America	12.1	83.4	4.0	—	99.5
Total	$1,121.1	$843.0	$516.5	$(2.8)	$2,477.8

For the Year Ended December 31, 2019
North America(a)	$204.4	$558.7	$431.9	$(2.9)	$1,192.1
Europe(b)	780.5	89.7	125.9	—	996.1
Asia(c)	241.7	101.9	83.8	(0.2)	427.2
Middle East and Africa	2.3	114.1	16.3	—	132.7
South America	12.9	79.4	6.0	—	98.3
Total	$1,241.8	$943.8	$663.9	$(3.1)	$2,846.4
(a)Includes revenue of $842.9, $811.0, and $989.4 from the United States for 2021, 2020, and 2019, respectively.
(b)Includes revenue of $418.3, $334.9, and $391.2 from Germany for 2021, 2020, and 2019, respectively.
(c)Includes revenue of $306.5, $232.9, and $227.6 from China for 2021, 2020, and 2019, respectively.

The following table displays Plant, Property and Equipment (PPE), net by geographic region.

As of December 31	2021	2020
North America(a)	$160.6	$174.1
Europe(b)	263.8	263.8
Asia(c)	81.1	83.7
Middle East and Africa	0.6	0.2
South America	3.0	3.3
Total	$509.1	$525.1
(a)Includes PPE, net of $130.3 and $141.8 in the United States as of December 31, 2021 and 2020, respectively.
(b)Includes PPE, net of $115.7 and $108.2 in Italy as of December 31, 2021 and 2020, respectively.
(c)Includes PPE, net of $52.5 and $51.7 in China as of December 31, 2021 and 2020, respectively.

NOTE 4
REVENUE
The following table represents our revenue disaggregated by end market.

For the Year Ended December 31, 2021	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$1,335.1	$—	$—	$—	$1,335.1
Chemical and industrial pumps	—	659.0	—	—	659.0
Aerospace and defense	8.3	—	261.4	—	269.7
Energy	—	184.2	38.1	—	222.3
General industrial	25.2	—	255.2	(1.5)	278.9
Total	$1,368.6	$843.2	$554.7	$(1.5)	$2,765.0

For the Year Ended December 31, 2020
Auto and rail	$1,104.6	$—	$—	$(0.2)	$1,104.4
Chemical and industrial pumps	—	660.5	—	—	660.5
Aerospace and defense	6.7	—	284.7	—	291.4
Energy	—	182.5	31.3	—	213.8
General industrial	9.8	—	200.5	(2.6)	207.7
Total	$1,121.1	$843.0	$516.5	$(2.8)	$2,477.8

For the Year Ended December 31, 2019
Auto and rail	$1,222.6	$—	$—	$(0.2)	$1,222.4
Chemical and industrial pumps	—	701.7	—	—	701.7
Aerospace and defense	9.1	—	409.2	—	418.3
Energy	—	242.1	39.4	—	281.5
General industrial	10.1	—	215.3	(2.9)	222.5
Total	$1,241.8	$943.8	$663.9	$(3.1)	$2,846.4

During 2021, 2020, and 2019, a single external customer, Continental AG, accounted for 9.8%, 9.1%, and 9.8% of consolidated ITT revenue, respectively. Revenue from this customer is reported within our Motion Technologies segment.
Revenue recognized related to our Industrial Process segment primarily consists of pumps, valves and plant optimization systems and related services which serve the general industrial, energy, chemical and petrochemical, pharmaceutical, mining, pulp and paper, food and beverage, and power generation markets. Many of Industrial Process’s products are highly engineered and customized to our customer needs and therefore do not have an alternative use. For these longer term design and build projects, if the contract states that we also have an enforceable right to payment, we recognize revenue over time using the cost-to-cost method as we satisfy the performance obligations identified in the contract. If no right to payment exists, revenue is recognized at a point in time, generally based on shipping terms. A majority of our design and build project contracts currently do not have a right to payment. For pumps that do have an alternative use to us, revenue is recognized at a point in time. Revenue on service and repair contracts, representing 3% of consolidated ITT revenue in 2021 and 4% in 2020 and 2019, is recognized after the services have been rendered or over the service contract period.
Our Motion Technologies segment manufactures brake pads, shims, shock absorbers, and energy absorption components, and sealing technologies primarily for the transportation industry. Our Connect & Control Technologies segment designs and manufactures a range of highly engineered connectors and specialized control components for critical applications supporting various markets including aerospace and defense, industrial, transportation, medical, and energy. In both of these segments, most products have an alternative use. Therefore, revenue for those products is recognized at a point in time when control passes to the customer. In certain circumstances, we have concluded we do not have an alternative use for the component product. In these cases, due to the short-term nature of the production process we use a units-of-delivery method of revenue recognition.

Contract Assets and Liabilities
Contract assets consist of unbilled amounts where revenue recognized exceeds customer billings. Contract liabilities consist of advance payments and billings in excess of revenue recognized. The following table represents our net contract assets and liabilities.

As of December 31	2021	2020	Change
Current contract assets	$20.6	$19.1	7.9%
Noncurrent contract assets	0.3	—	**
Current contract liabilities	(46.6)	(56.2)	(17.1)%
Noncurrent contract liabilities	(4.4)	(0.1)	**
Net contract liabilities	$(30.1)	$(37.2)	(19.1)%
** Resulting percentage change not considered meaningful
Our net contract liability decreased $7.1, or 19.1%, during 2021. During 2021, we recognized revenue of $48.5, related to contract liabilities at December 31, 2020.
The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations was $891.3 as of December 31, 2021. Of this amount, we expect to recognize approximately $770 to $790 of revenue during 2022 and the remainder thereafter.
As of December 31, 2021 and 2020, deferred contract costs, net were $5.5 and $6.5, respectively, primarily related to pre-contract costs. During 2021 and 2020, we amortized $0.9 and $1.6, respectively.
NOTE 5
RESTRUCTURING ACTIONS
We have initiated various restructuring actions throughout our businesses during the past three years. The 2020 Global Restructuring Plan identified as individually significant is described further below. There were no other restructuring actions considered individually significant. The following table provides restructuring costs by component and by segment.

For the Year Ended December 31	2021	2020	2019
By component:
Severance and other employee-related costs	$8.0	$41.5	$12.4
Asset write-offs	0.6	—	—
Other	1.0	1.5	0.4
Total restructuring costs	$9.6	$43.0	$12.8
By segment:
Motion Technologies	$3.9	$12.7	$4.9
Industrial Process	3.1	19.5	5.7
Connect & Control Technologies	2.4	8.5	2.0
Corporate and Other	0.2	2.3	0.2

The following table displays a rollforward of our total restructuring liability, presented on our Consolidated Balance Sheet within accrued liabilities.

	2021	2020
Restructuring liability - January 1	$19.1	$7.5
Restructuring costs	11.7	44.1
Reversal of prior accruals	(2.1)	(1.1)
Cash payments	(16.5)	(33.0)
Asset write-offs	(0.6)	—
Foreign exchange translation and other	(0.6)	1.6
Restructuring liability - December 31	$11.0	$19.1
By accrual type:
Severance and other employee-related	$10.9	$18.6
Other	0.1	0.5
2020 Global Restructuring Plan
During 2020, an organizational-wide restructuring plan was initiated to reduce the overall cost structure of the Company primarily in response to an anticipated reduction in demand from the COVID-19 pandemic (the 2020 Global Restructuring Plan). Total restructuring charges incurred in connection with the restructuring plan through the December 31, 2021 were $46.6, principally related to involuntary severance costs. Additional restructuring charges to complete this action are not expected to be significant.
The following table summarizes the restructuring costs incurred during 2021 and the cumulative costs incurred through December 31, 2021 by segment related to the 2020 Global Restructuring Plan.

	Incurred in 2021	Incurred to Date
Motion Technologies	$—	$12.7
Industrial Process	2.5	22.5
Connect & Control Technologies	—	8.8
Corporate and Other	—	2.6
Total	$2.5	$46.6
The following table displays a rollforward of the restructuring liability related to the 2020 Global Restructuring Plan, which we expect to be substantially paid during 2022.

	2021	2020
Beginning balance - January 1	$17.1	$—
Restructuring costs	2.5	43.8
Cash payments	(13.6)	(27.9)
Asset write-offs	(0.6)	—
Foreign exchange translation and other	(0.6)	1.2
Ending balance - December 31	$4.8	$17.1

NOTE 6
INCOME TAXES
The following table displays information regarding income tax expense (benefit) from continuing operations.

For the Year Ended December 31	2021	2020	2019
Income (loss) components:
United States	$199.4	$(124.3)	$143.9
International	309.7	209.5	270.5
Income from continuing operations before income tax	509.1	85.2	414.4
Income tax expense (benefit) components:
Current income tax expense (benefit):
United States – federal	21.1	9.9	9.4
United States – state and local	2.6	(1.5)	0.5
International	50.2	50.8	49.1
Total current income tax expense	73.9	59.2	59.0
Deferred income tax expense (benefit) components:
United States – federal	96.9	(36.6)	10.1
United States – state and local	15.5	(4.8)	1.5
International	3.3	(2.5)	19.3
Total deferred income tax expense (benefit)	115.7	(43.9)	30.9
Income tax expense	$189.6	$15.3	$89.9
Effective income tax rate	37.2%	18.0%	21.7%
The following table includes a reconciliation of the U.S. statutory tax rate to our effective income tax rate related to income from continuing operations.

For the Year Ended December 31	2021	2020	2019
Tax provision at U.S. statutory rate	21.0%	21.0%	21.0%
Asbestos divestiture	18.9%	—%	—%
Tax on undistributed foreign earnings	0.8%	7.4%	1.8%
Pension settlement AOCI expense	—%	5.9%	—%
Italy patent box	(1.3)%	(5.6)%	(1.2)%
Audit settlements and unrecognized tax benefits	(1.0)%	(5.4)%	0.1%
Excess tax benefits on stock-based compensation	(0.6)%	(3.6)%	(1.1)%
State and local income tax	0.6%	(2.4)%	0.7%
Foreign tax rate differential	(0.2)%	1.6%	2.8%
Valuation allowance on deferred tax assets	(0.4)%	1.5%	(0.5)%
U.S. tax on foreign earnings	0.1%	(0.2)%	—%
U.S. permanent items	(0.1)%	(0.1)%	(1.0)%
Other adjustments	(0.6)%	(2.1)%	(0.9)%
Effective income tax rate	37.2%	18.0%	21.7%
The higher effective tax rate in 2021 compared to 2020 resulted from the Company recording tax expense on the reversal of previously recorded deferred tax assets of $116.9 related to the Company's divestiture of the entity holding asbestos-related assets and liabilities (see Note 20, Commitments and Contingencies, for further information). The lower effective rate in 2020 was due to a benefit of $25.9 from the completion of an internal reorganization in Europe. The reorganization increased projections of future earnings, which resulted in the realization of a portion of our deferred tax assets. This benefit was partially offset by the recognition of a $21.7 valuation allowance on our Germany and UK entities.
The Company provides for deferred taxes on the undistributed earnings and profits of all foreign subsidiaries, determined under U.S. tax law. At December 31, 2021, the amount of undistributed earnings and profits of all foreign subsidiaries was $1,092.5. The Company anticipates that these foreign earnings and future earnings of its foreign subsidiaries that are not indefinitely reinvested will be sufficient to meet its U.S. cash needs. The Company is indefinitely reinvested in any excess of financial reporting over tax basis in its foreign subsidiaries that exceeds undistributed earnings and profits. At December 31, 2021, the indefinitely reinvested excess of financial reporting over tax basis was $196.4.
Deferred tax assets and liabilities include the following:

As of December 31	2021	2020
Deferred Tax Assets:
Loss carryforwards	$121.3	$128.6
Asbestos	—	116.7
Employee benefits	60.1	64.7
Accruals	32.0	36.8
Inventory	22.7	22.5
Credit carryforwards	6.2	3.4
Investment	1.7	0.5
Other	20.9	27.0
Gross deferred tax assets	264.9	400.2
Less: Valuation allowance	108.8	123.0
Net deferred tax assets	$156.1	$277.2
Deferred Tax Liabilities:
Intangibles	$(38.0)	$(40.9)
Undistributed earnings	(46.5)	(49.2)
Accelerated depreciation	(27.3)	(30.3)
Total deferred tax liabilities	$(111.8)	$(120.4)
Net deferred tax assets	$44.3	$156.8
Deferred taxes are presented in the Consolidated Balance Sheets as follows:

As of December 31	2021	2020
Non-current assets	$63.4	$158.3
Other non-current liabilities	(19.1)	(1.5)
Net deferred tax assets	$44.3	$156.8
The table included below provides a rollforward of our valuation allowance on net deferred income tax assets.

	State	Foreign	Total
DTA valuation allowance - December 31, 2018	$57.3	$83.7	$141.0
Change in assessment	—	5.6	5.6
Current year operations	(8.8)	(8.0)	(16.8)
DTA valuation allowance - December 31, 2019	$48.5	$81.3	$129.8
Change in assessment	—	(6.2)	(6.2)
Current year operations	(8.1)	7.5	(0.6)
DTA valuation allowance - December 31, 2020	$40.4	$82.6	$123.0
Change in assessment	—	(1.9)	(1.9)
Current year operations	(4.7)	(7.6)	(12.3)
DTA valuation allowance - December 31, 2021	$35.7	$73.1	$108.8
The Company continues to maintain a valuation allowance against certain deferred tax assets attributable to state net operating losses and tax credits, and certain foreign net deferred tax assets primarily in Luxembourg, China, and Germany which are not expected to be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The cumulative loss incurred over the three-year period ending December 31, 2021 constitutes significant objective negative evidence, resulting in the recognition of a valuation allowance against the net deferred tax assets for these jurisdictions. Such objective negative evidence limits our ability to consider subjective positive evidence, such as our projections of future taxable income. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight can be given to subjective evidence.
We have the following tax attributes available for utilization at December 31, 2021:

Attribute	Amount	First Year of Expiration
U.S. federal net operating losses	$2.3	12/31/2037
U.S. state net operating losses	520.4	12/31/2022
U.S. federal tax credits	5.3	12/31/2029
U.S. state tax credits	0.9	12/31/2027
Foreign net operating losses(a)	310.8	12/31/2022
(a) Includes approximately $208.8 of net operating loss carryforwards in Luxembourg as of December 31, 2021.
Excess tax benefits related to stock-based compensation of $3.2, $3.0 and $4.6 for 2021, 2020 and 2019, respectively, were recorded as an income tax benefit in the statement of operations and have been reflected in the caption “U.S. permanent items” within the effective tax rate reconciliation table.
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
The following table displays a rollforward of our unrecognized tax benefits.

For the Year Ended December 31	2021	2020	2019
Unrecognized tax benefits – January 1	$41.5	$46.2	$45.8
Additions for:
Current year tax positions	0.6	0.9	1.5
Prior year tax positions	0.1	0.3	0.3
Reductions for:
Prior year tax positions	(5.5)	—	(0.1)
Expiration of statute of limitations	(19.7)	(4.7)	(1.2)
Settlements	(9.4)	(1.2)	(0.1)
Unrecognized tax benefits – December 31	$7.6	$41.5	$46.2
In 2021, ITT closed an income tax audit in Hong Kong. The total uncertain tax position change was $14.3 and was comprised of $9.2 of audit settlements and $5.1 of a release of a prior year tax position. As of December 31, 2021, $2.8 of the unrecognized tax benefits would impact the effective tax rate for continuing operations, if realized. The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including the Czech Republic, Germany, India, Italy, and the U.S.
The calculation of our tax liability for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could change by approximately $1 due to changes in audit status, expiration of statutes of limitations and other events.

The following table summarizes the earliest open tax years by major jurisdiction as of December 31, 2021:

Jurisdiction	Earliest Open Year
China	2016
Czech Republic	2018
Germany	2017
Hong Kong	2020
India	2013
Italy	2014
Korea	2016
Luxembourg	2016
Mexico	2016
United States	2018
We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Statements of Operations. During 2021, 2020, and 2019 we recognized a net interest benefit of $0.7, $2.0, and $0.3, respectively, related to tax matters. We had $0.0, $0.9, and $2.9 of interest expense accrued from continuing and discontinued operations related to tax matters as of December 31, 2021, 2020, and 2019, respectively.

NOTE 7
EARNINGS PER SHARE DATA
The following table provides a reconciliation of basic to diluted common shares outstanding, used in the computation of basic and diluted earnings per share presented in our Consolidated Statements of Operations.

For the Year Ended December 31	2021	2020	2019
Basic weighted average common shares outstanding	86.0	86.7	87.7
Add: Dilutive impact of outstanding equity awards	0.5	0.6	0.9
Diluted weighted average common shares outstanding	86.5	87.3	88.6
There were no anti-dilutive shares as of December 31, 2021, 2020, and 2019 to exclude from the computation of diluted earnings per share.
NOTE 8
RECEIVABLES, NET
The following table summarizes our receivables and associated allowance for credit losses.

As of December 31	2021	2020
Trade accounts receivable	$530.4	$492.5
Notes receivable	19.2	11.0
Other	17.5	19.1
Receivables, gross	567.1	522.6
Less: allowance for credit losses - receivables	(12.0)	(15.1)
Receivables, net	$555.1	$507.5
The following table displays our allowance for credit losses for receivables and contract assets.

As of December 31	2021	2020
Allowance for credit losses - receivables	$12.0	$15.1
Allowance for credit losses - contract assets	0.5	0.5
Total allowance for credit losses	$12.5	$15.6

The following table displays a rollforward of our total allowance for credit losses.

	2021	2020	2019
Total allowance for credit losses – January 1	$15.6	$12.8	$18.3
Impact of adoption of ASU 2016-13 (See Note 2)	—	1.7	—
(Recoveries) charges to income, net	(2.0)	6.2	3.5
Write-offs	(1.0)	(5.5)	(9.2)
Foreign currency and other	(0.1)	0.4	0.2
Total allowance for credit losses – December 31	$12.5	$15.6	$12.8

NOTE 9
INVENTORIES, NET
The following table summarizes our net inventories.

As of December 31	2021	2020
Finished goods	$73.0	$63.1
Work in process	92.3	77.5
Raw materials	265.6	219.9
Inventories, net	$430.9	$360.5
NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS
The following table summarizes our other current and non-current assets.

As of December 31	2021	2020
Advance payments and other prepaid expenses	$44.1	$39.6
Current contract assets, net	20.6	19.1
Prepaid income taxes	10.4	29.0
Asbestos-related assets (See Note 20)	—	91.0
Other	13.5	10.8
Other current assets	$88.6	$189.5
Other employee benefit-related assets	$118.4	$113.9
Operating lease right-of-use assets	78.0	87.3
Capitalized software costs	16.7	23.9
Equity method and other investments	14.5	11.7
Environmental-related assets	8.5	10.6
Other	24.7	24.6
Other non-current assets	$260.8	$272.0

NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET
The following table summarizes our property, plant, and equipment, net of accumulated depreciation.

As of December 31	Useful life (in years)	2021	2020
Machinery and equipment	2 - 10	$1,202.0	$1,205.7
Buildings and improvements	5 - 40	265.5	273.9
Furniture, fixtures and office equipment	3 - 7	78.3	82.0
Construction work in progress		62.8	44.7
Land and improvements		32.5	34.6
Other		4.3	5.0
Plant, property and equipment, gross		1,645.4	1,645.9
Less: accumulated depreciation		(1,136.3)	(1,120.8)
Plant, property and equipment, net		$509.1	$525.1
Depreciation expense of $85.8, $83.2 and $84.1 was recognized in 2021, 2020 and 2019, respectively.
During 2020, we recorded an impairment of $4.0 for a business within our IP segment due to challenging economic conditions in the upstream oil and gas market combined with impacts associated with the COVID-19 pandemic. Long-lived assets of the business, with a carrying value of $14.0, primarily building and improvements, machinery and equipment, were reduced to their estimated fair value of $10.0. Our estimate of fair value, categorized within Level 3 of the fair value hierarchy, was determined based on a market approach estimating the net proceeds that would be received for the sale of the assets. Significant additional adverse changes to the economic environment and future cash flows of other businesses could cause us to record additional impairment charges in future periods, which may be material.
NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2019	$293.6	$354.1	$279.5	$927.2
Adjustments to purchase price allocations	—	(2.5)	—	(2.5)
Foreign currency	4.5	13.8	1.8	20.1
Goodwill - December 31, 2020	$298.1	$365.4	$281.3	$944.8
Foreign currency	(5.8)	(13.0)	(1.7)	(20.5)
Goodwill - December 31, 2021	$292.3	$352.4	$279.6	$924.3

Other Intangible Assets, Net
The following table summarizes our other intangible assets, net of accumulated amortization.

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$162.1	$(113.7)	$48.4	$163.3	$(101.7)	$61.6
Proprietary technology	46.1	(26.9)	19.2	46.7	(23.4)	23.3
Trademarks and other	15.7	(14.0)	1.7	16.2	(11.5)	4.7
Total finite-lived intangibles	223.9	(154.6)	69.3	226.2	(136.6)	89.6
Indefinite-lived intangibles	16.4	—	16.4	16.8	—	16.8
Other intangible assets	$240.3	$(154.6)	$85.7	$243.0	$(136.6)	$106.4
As a result of the global COVID-19 pandemic combined with a decline in the upstream oil and gas market, during 2020, we determined that certain intangible assets within our IP segment, including an indefinite-lived trademark, customer relationships and proprietary technology, would not be recoverable resulting in an impairment of $12.3. Significant additional adverse changes to the economic environment and future cash flows of other businesses could cause us to record additional impairment charges in future periods, which may be material.
Customer relationships, proprietary technology and trademarks and other intangible assets are amortized over weighted average lives of approximately 12.6 years, 13.0 years and 6.0 years, respectively. Indefinite-lived intangibles primarily consist of brands and trademarks.
Amortization expense related to intangible assets for 2021, 2020 and 2019 was $18.9, $20.4 and $20.8, respectively. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2022	16.7
2023	14.7
2024	9.2
2025	8.0
2026	4.7
Thereafter	16.0

NOTE 13
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES
The following table summarizes our accrued liabilities and other non-current liabilities.

As of December 31	2021	2020
Compensation and other employee-related benefits	$155.2	$137.3
Contract liabilities and other customer-related liabilities	69.1	73.7
Accrued income taxes and other tax-related liabilities	33.6	36.9
Operating lease liabilities	20.1	19.8
Accrued warranty costs	17.7	23.1
Environmental and other legal matters	13.5	19.1
Accrued restructuring costs	11.0	19.1
Asbestos-related liabilities (see Note 20)	—	91.4
Other	37.1	37.0
Accrued and other current liabilities	$357.3	$457.4
Operating lease liabilities	$64.0	$72.4
Environmental liabilities	50.1	50.1
Deferred income taxes and other tax-related liabilities	29.0	11.9
Compensation and other employee-related benefits	29.2	29.4
Non-current maturities of long-term debt	9.9	13.0
Other	24.3	33.8
Other non-current liabilities	$206.5	$210.6

NOTE 14
LEASES
The Company’s lease portfolio primarily relates to real estate, which may be used for manufacturing or non-manufacturing purposes (e.g., office space), and contains lease terms generally ranging between one and 18 years. Our lease portfolio also includes vehicles and equipment. Substantially all of our leases are classified as operating leases.
Short-term lease costs, variable lease costs, finance lease costs, and sublease income were not material for the years ended December 31, 2021, 2020 and 2019. Operating lease costs were $25.7, $25.0, and $25.1 for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table displays our future lease obligations related to non-cancellable operating leases with an initial term in excess of 12 months as of December 31, 2021

2022	$19.9
2023	17.9
2024	13.3
2025	10.4
2026	8.9
Thereafter	21.4
Total undiscounted future operating lease obligations	91.8
Less: imputed interest	7.7
Present value of future operating lease obligations	$84.1

The following table includes other supplemental information regarding our operating leases.

As of or for the Year Ended December 31	2021	2020
Operating cash outflows from operating leases	$23.4	$22.6
Right-of-use assets obtained in exchange for new operating lease liabilities	$16.9	$28.0
Weighted average remaining lease term (in years)	6.0	6.4
Weighted average discount rate(a)	2.5%	2.6%
(a)We use a discount rate for each lease based on an estimated incremental borrowing rate over a similar term as the lease, as the discount rate implicit in each lease cannot be readily determined.

NOTE 15
DEBT
The following table summarizes our outstanding debt obligations.

As of December 31	2021	2020
Commercial paper	$195.4	$104.3
Current maturities of long-term debt	2.2	2.5
Commercial paper and current maturities of long-term debt	197.6	106.8
Non-current maturities of long-term debt	9.9	13.0
Total debt	$207.5	$119.8
Commercial Paper
Commercial paper outstanding as of December 31, 2021 was issued through both the Company’s U.S. and Euro programs. Commercial paper outstanding under the U.S. program was $150.0, with a weighted average interest rate of 0.28%. Commercial paper outstanding under the Euro program was $45.4, with a weighted average negative interest rate of (0.47)%. Commercial paper outstanding of $104.3 as of December 31, 2020 was issued entirely under the Company’s Euro program and had a weighted average negative interest rate of (0.06)%. Outstanding commercial paper for both periods had maturity terms less than three months from the date of issuance.
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
The interest rate per annum on the 2021 Revolving Credit Agreement is based on the LIBOR rate of the currency we borrow in, plus a margin of 1.1%, with applicable benchmark replacement rates for the currencies available when LIBOR is phased out as a result of the ongoing reference rate reform. As of December 31, 2021 and December 31, 2020, we had no outstanding obligations under the current or former revolving credit facility. There is a 0.15% fee per annum applicable to the commitments under the 2021 Revolving Credit Agreement. The margin and fees are subject to adjustment should the Company’s credit ratings change.
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

As of December 31, 2021, our leverage ratio associated with the 2021 Revolving Credit Agreement was within the prescribed threshold.
On April 29, 2020, we entered into two 364-day term revolving credit agreements totaling $200 (the Incremental Revolving Credit Agreements) which provided the Company with additional liquidity in excess of the 2014 Revolving Credit Agreement. The credit agreements expired in April 2021 and we did not borrow under these agreements and opted not to renew. Borrowings were available in U.S. dollars and the interest rate per annum was based on the LIBOR rate, adjusted for statutory reserve requirements, plus a margin of up to 1.55%. The Incremental Revolving Credit Agreements were subject to fees of up to 0.35% per annum.
Long-term Debt
Our long-term debt is specific to outstanding Italian government loans maturing in June 2027. These loans carry a weighted average fixed interest rate of 0.71% and require annual principal and interest payments of approximately $2.2 through maturity. The non-current portion of long-term debt is presented within other non-current liabilities in our Consolidated Balance Sheets.

NOTE 16
POSTRETIREMENT BENEFIT PLANS
Defined Contribution Plans
Substantially all of ITT’s U.S. and certain international employees are eligible to participate in a defined contribution plan. ITT sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Certain plans require us to match a portion of the employee contributions. Company contributions charged to expense amounted to $14.5, $10.6 and $17.6 for 2021, 2020 and 2019, respectively. Contributions during 2020 were impacted by a temporary suspension of select 401(k) benefits for certain U.S. participants as a cost reduction measure in response to the COVID-19 pandemic.
The ITT Stock Fund, an investment option in our U.S. based defined contribution plan, is considered an employee stock ownership plan and, as a result, participants in the ITT Stock Fund may receive dividends in cash or may reinvest such dividends into the ITT Stock Fund. The ITT Stock Fund held approximately 0.1 shares of ITT common stock at December 31, 2021.
Defined Benefit Plans
ITT currently sponsors a number of defined benefit pension plans, primarily outside of the U.S., which have approximately 950 active participants. As of December 31, 2021, international pension plans represented 86% of our total projected pension benefit obligation. There is one remaining U.S. pension plan, which is frozen to new participants. International plan benefits are primarily determined based on participant years of service, future compensation, and age at retirement or termination.
ITT also provides health care and life insurance benefits for eligible U.S. employees upon retirement. In some cases, the plan is still open to certain union employees, but the majority of these plans are closed to new participants. The majority of the liability pertains to retirees with postretirement medical insurance.
U.S. Qualified Pension Plan Termination
In 2020, the Company terminated its U.S. qualified pension plan by purchasing a group annuity contract from MassMutual Life Insurance Company (MassMutual), which fully assumed the responsibility for paying and administering pension benefits to approximately five thousand plan participants and their beneficiaries. In connection with the plan termination, the Company settled all future obligations under the plan by providing lump sum payments to eligible participants who elected to receive them, and by transferring the remaining projected benefit obligation to the insurance company. Consequently, in 2020, the Company recognized a settlement charge of $136.9 within non-operating expenses, which primarily represents the acceleration of deferred charges previously included within accumulated other comprehensive loss and derecognition of the net assets of the plan. The termination was initially funded with plan assets of approximately $320 and cash of $8.4. In 2021, the funding was finalized, resulting in a gain of $3.4 presented within the non-operating postretirement (benefit) costs line in the Consolidated Statements of Operations.

Balance Sheet Information
The following table provides a summary of the funded status of our postretirement benefit plans and the presentation of the funded status within our Consolidated Balance Sheet as of December 31, 2021 and 2020.

	2021			2020
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Fair value of plan assets	$0.5	$—	$0.5	$0.5	$—	$0.5
Projected benefit obligation	107.9	106.4	214.3	124.5	118.3	242.8
Funded status	$(107.4)	$(106.4)	$(213.8)	$(124.0)	$(118.3)	$(242.3)
Amounts reported within:
Non-current assets	$0.2	$—	$0.2	$0.2	$—	$0.2
Accrued liabilities	(5.5)	(8.6)	(14.1)	(5.8)	(9.2)	(15.0)
Non-current liabilities	(102.1)	(97.8)	(199.9)	(118.4)	(109.1)	(227.5)
A portion of our projected benefit obligation includes amounts that have not yet been recognized as expense in our results of operations. Such amounts are recorded within accumulated other comprehensive loss until they are amortized as a component of net periodic postretirement cost. The following table provides a summary of amounts recorded within accumulated other comprehensive loss at December 31, 2021 and 2020.

	2021			2020
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net actuarial loss	$30.0	$28.4	$58.4	$40.9	$39.2	$80.1
Prior service cost (benefit)	0.3	(22.0)	(21.7)	0.4	(27.1)	(26.7)
Total	$30.3	$6.4	$36.7	$41.3	$12.1	$53.4
The following tables provide a rollforward of the benefit obligation, plan assets and funded status for our U.S. and international pension plans and our other employee-related defined benefit plans for the years ended December 31, 2021 and 2020.

	2021				2020
	U.S. Pension	Int’l Pension	Other Benefits	Total	U.S. Pension	Int’l Pension	Other Benefits	Total
Change in benefit obligation
Benefit obligation – January 1	$15.5	$109.0	$118.3	$242.8	$310.4	$98.4	$116.6	$525.4
Service cost	—	1.4	0.7	2.1	—	1.5	0.8	2.3
Interest cost	0.3	0.7	1.8	2.8	6.9	1.0	2.8	10.7
Actuarial (gain) loss(a)	(0.1)	(6.3)	(8.2)	(14.6)	45.0	3.3	4.0	52.3
Benefits paid	(0.9)	(3.2)	(6.2)	(10.3)	(18.9)	(3.6)	(5.9)	(28.4)
Settlement	—	(0.2)	—	(0.2)	(327.9)	(0.6)	—	(328.5)
Foreign currency translation	—	(8.3)	—	(8.3)	—	9.0	—	9.0
Benefit obligation – December 31	$14.8	$93.1	$106.4	$214.3	$15.5	$109.0	$118.3	$242.8
(a)In 2021, the actuarial gain is primarily due to an increase in discount rates. In 2020, the actuarial loss is primarily due to a decrease in discount rates in addition to the annuity premium in connection with the U.S. qualified pension plan termination.

	2021				2020
	U.S. Pension	Int’l Pension	Other Benefits	Total	U.S. Pension	Int’l Pension	Other Benefits	Total
Change in plan assets
Plan assets – January 1	$—	$0.5	$—	$0.5	$319.9	$0.6	$1.3	$321.8
Actual return on plan assets	—	—	—	—	20.0	—	—	20.0
Employer contributions	0.9	3.4	6.2	10.5	9.3	4.1	4.6	18.0
Benefits and expenses paid	(0.9)	(3.2)	(6.2)	(10.3)	(21.3)	(3.6)	(5.9)	(30.8)
Settlement	—	(0.2)	—	(0.2)	(327.9)	(0.6)	—	(328.5)
Plan assets – December 31	$—	$0.5	$—	$0.5	$—	$0.5	$—	$0.5
Funded status at end of year	$(14.8)	$(92.6)	$(106.4)	$(213.8)	$(15.5)	$(108.5)	$(118.3)	$(242.3)

The accumulated benefit obligation for all defined benefit pension plans was $105.5 and $121.6 at December 31, 2021 and 2020, respectively. Information for pension plans with an accumulated benefit obligation in excess of plan assets is included in the following table.

	2021	2020
Projected benefit obligation	$107.6	$124.2
Accumulated benefit obligation	105.3	121.3
Fair value of plan assets	—	—
Statements of Operations Information
The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss for each of the years ended December 31, 2021, 2020 and 2019 as they pertain to our defined benefit pension plans.

	2021			2020			2019
	U.S. Pension	Int’l Pension	Total	U.S. Pension	Int’l Pension	Total	U.S. Pension	Int’l Pension	Total
Net periodic postretirement cost - pension
Service cost	$—	$1.4	$1.4	$—	$1.5	$1.5	$0.2	$1.2	$1.4
Interest cost	0.3	0.7	1.0	6.9	1.0	7.9	11.1	1.5	12.6
Expected return on plan assets	—	—	—	(7.2)	—	(7.2)	(14.8)	—	(14.8)
Amortization of net actuarial loss	0.2	1.6	1.8	4.8	1.5	6.3	4.3	0.8	5.1
Amortization of prior service cost	—	—	—	—	—	—	0.7	—	0.7
Net periodic postretirement cost	0.5	3.7	4.2	4.5	4.0	8.5	1.5	3.5	5.0
Settlement charge and other(a)	(3.4)	—	(3.4)	136.9	0.1	137.0	—	—	—
Total net periodic postretirement cost	(2.9)	3.7	0.8	141.4	4.1	145.5	1.5	3.5	5.0
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	(0.1)	(6.3)	(6.4)	34.7	3.2	37.9	(10.2)	10.3	0.1
Amortization of net actuarial loss	(0.2)	(1.6)	(1.8)	(141.7)	(1.6)	(143.3)	(4.3)	(0.8)	(5.1)
Amortization of prior service cost	—	—	—	—	—	—	(0.7)	—	(0.7)
Foreign currency translation	—	(2.7)	(2.7)	—	2.9	2.9	—	(0.3)	(0.3)
Total change recognized in other comprehensive income	(0.3)	(10.6)	(10.9)	(107.0)	4.5	(102.5)	(15.2)	9.2	(6.0)
Total impact from net periodic postretirement cost and changes in other comprehensive income	$(3.2)	$(6.9)	$(10.1)	$34.4	$8.6	$43.0	$(13.7)	$12.7	$(1.0)
(a)2021 includes income of $3.4 from a pricing adjustment associated with the termination and sale of the U.S. qualified pension plan. In 2020, the Company recorded a settlement charge of $136.9 related to the termination and sale of the U.S. qualified pension plan.

The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss for each of the years ended December 31, 2021, 2020 and 2019 as they pertain to other employee-related defined benefit plans.

	2021	2020	2019
Net periodic postretirement cost - other postretirement
Service cost	$0.7	$0.8	$0.7
Interest cost	1.8	2.8	4.0
Expected return on plan assets	—	—	(0.2)
Amortization of net actuarial loss	2.6	2.6	2.3
Amortization of prior service credit	(5.1)	(5.1)	(5.1)
Total net periodic postretirement cost	—	1.1	1.7
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	(8.2)	3.9	3.4
Prior service cost	—	—	1.7
Amortization of net actuarial loss	(2.6)	(2.6)	(2.3)
Amortization of prior service credit	5.1	5.1	5.1
Total changes recognized in other comprehensive income	(5.7)	6.4	7.9
Total impact from net periodic postretirement cost and changes in other comprehensive income	$(5.7)	$7.5	$9.6
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

	2021			2020
	U.S. Pension	Int’l Pension	Other Benefits	U.S. Pension	Int’l Pension	Other Benefits
Obligation Assumptions:
Discount rate	2.7%	1.1%	2.7%	2.4%	0.7%	2.4%
Rate of future compensation increase	N/A	3.3%	N/A	N/A	2.9%	N/A
Cost Assumptions:
Discount rate	2.4%	0.7%	2.4%	3.2%	1.0%	3.2%
Expected return on plan assets	N/A	1.0%	N/A	4.0%	1.0%	6.0%
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

The rate of future compensation increase assumption for foreign plans reflects our long-term actual experience and future and near-term outlook. The rate of future compensation increase assumption is not applicable for the U.S. plan because the plan is frozen.
The Company has updated the mortality assumption to reflect the most recent projection update.
The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 6.2% for pre-age 65 retirees and 5.6% for post-age 65 retirees for 2022, decreasing ratably to 4.5% in 2028. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future working life or life expectancy of the plan participants.
Fair Value of Plan Assets
As of December 31, 2021 and 2020, our plan assets were not considered material.
Contributions
Although we make contributions to our postretirement benefit plans when considered necessary or advantageous to do so, the minimum funding requirements established by local government funding or taxing authorities, or established by other agreements, may influence future contributions. Funding requirements under IRS rules are a major consideration in making contributions to our defined benefit pension plans in the U.S. In addition, we fund certain of our international pension plans in countries where funding is allowable and tax-efficient. During 2021 and 2020, we contributed $4.3 and $13.4, respectively, to our global pension plans which includes $8.4 associated with the termination of our U.S. qualified plan in 2020. We anticipate making contributions to our global pension plans of approximately $6 during 2022.
We contributed $6.2 and $4.6 to our other employee-related defined benefit plans during 2021 and 2020, respectively. We estimate that the 2022 contributions to our other employee-related defined benefit plans will be approximately $9.
Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our pension and other employee-related benefit plans.

	U.S. Pension	Int’l Pension	Other Benefits
2022	$0.9	$4.7	$8.5
2023	0.9	3.7	8.1
2024	0.9	3.9	7.8
2025	0.9	3.5	7.5
2026	0.9	3.7	7.0
2027 - 2031	4.4	18.7	31.1
NOTE 17
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
The 2011 Omnibus Incentive Plan (2011 Incentive Plan) was approved by shareholders and established in May of 2011 to provide for the awarding of options on common shares and full value restricted common shares or units to employees and non-employee directors. As of December 31, 2021, 36.9 shares were available for future grants under the 2011 Incentive Plan. The Company makes shares available for the exercise of stock options or vesting of restricted shares or units by purchasing shares in the open market.
Our long-term incentive plan (LTIP) awards are comprised of two components: restricted stock units (RSUs) and performance stock units (PSUs). The majority of RSUs settle in shares; however RSUs and PSUs granted to certain international employees are settled in cash. We account for equity-settled RSUs and PSUs as equity-based compensation awards. We account for cash-settled RSUs and PSUs as liability-based awards. PSUs contain equally weighted performance conditions for total shareholder return (TSR) and return on invested capital (ROIC). PSUs vest based on predetermined performance metrics that align with the Company's stock price and financial performance following a three-year performance period and are subject to a payout factor which includes a maximum and minimum payout. PSUs are accounted for as two distinct awards, a TSR award and a ROIC award.

LTIP costs are primarily recorded within general and administrative expenses in our Consolidated Statements of Operations, at fair value over the requisite service period (typically three years) on a straight-line basis and are reduced by forfeitures as they occur.
The following table summarizes our share-based compensation expense associated with our LTIP awards.

For the Year Ended December 31	2021	2020	2019
Equity-based awards	$16.5	$13.4	$15.7
Liability-based awards	1.3	0.8	2.8
Total share-based compensation expense	$17.8	$14.2	$18.5
As of December 31, 2021, there was $21.4 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 1.8 years. Additionally, unrecognized compensation cost related to liability-based awards was $1.3, which is expected to be recognized ratably over a weighted-average period of 1.9 years.
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
For PSUs, the fair value of the ROIC award is based on the closing price of ITT common stock on the date of grant less the present value of expected dividend payments during the vesting period. For ROIC awards granted in 2021, a dividend yield of 1.04% was assumed based on ITT's annualized dividend payment of $0.88 per share and the March 4, 2021 closing stock price of $84.27. The fair value of the ROIC award is fixed on the grant date; however, a probability assessment is performed each reporting period to estimate the likelihood of achieving the ROIC targets and the amount of compensation to be recognized.
The fair value of the TSR award is measured using a Monte Carlo simulation on the date of grant, measuring potential total shareholder return for ITT relative to the other companies in the S&P 400 Capital Goods Index (the TSR Performance Group). The expected volatility of ITT's stock price is based on the historical volatility of a peer group while expected volatility for the other companies in the TSR Performance Group is based on their own stock price history. For TSR awards granted in 2021, all volatility and correlation measures were based on three years of daily historical price data through March 4, 2021, corresponding to the three-year performance period of the award. As the grant date occurs after the beginning of the performance period, actual TSR performance between the beginning of the performance period (December average closing stock price) and the grant date was reflected in the valuation. For TSR awards granted in 2021, a dividend yield of 1.04% was assumed based on ITT's annualized dividend payment of $0.88 per share and the March 4, 2021 closing stock price of $84.27.
The table below provides a rollforward of outstanding RSUs and PSUs for each of the years ended December 31, 2021, 2020 and 2019.

	2021		2020		2019
Restricted Stock and Performance Units	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding – January 1	0.8	$59.25	1.0	$51.24	1.2	$42.94
Granted	0.3	90.14	0.3	61.13	0.3	60.91
Performance adjustment(a)	—	—	0.1	57.88	0.1	44.87
Vested and issued	(0.3)	57.36	(0.5)	44.86	(0.6)	38.03
Forfeited	(0.1)	68.18	(0.1)	59.50	—	—
Outstanding – December 31	0.7	$71.21	0.8	$59.25	1.0	$51.24
Vested pending issuance	0.1	$65.25	0.2	$57.88	0.2	$44.87
(a)Represents an adjustment for performance results achieved related to outstanding PSU shares that vested during the period and are pending issuance.

The table below provides the number of the outstanding shares by award type. Cash-settled PSUs outstanding were not material.

As of December 31	2021	2020	2019
Equity-settled RSUs	0.4	0.4	0.5
Cash-settled RSUs	—	—	0.1
Equity-settled PSUs	0.3	0.4	0.4
As of December 31, 2021, substantially all RSUs outstanding are expected to vest. As of December 31, 2021, the total number of PSUs expected to vest based on current performance estimates, including those vested but pending issuance, was 0.3.
Non-Qualified Stock Options
Prior to 2017, our LTIP award grants also included non-qualified stock options (NQOs). NQOs outstanding and exercisable were 0.1, 0.2 and 0.3 as of December 31, 2021, 2020 and 2019. As of December 31, 2021, there were no options "out-of-the-money" and all options outstanding were fully vested. NQOs exercised of 0.1, 0.1, and 0.4 during December 31, 2021, 2020 and 2019 resulted in cash proceeds of $1.2, $4.3 and $14.9, respectively.
The income tax benefit realized during 2021, 2020 and 2019 associated with exercised stock options and vested restricted stock was $3.2, $4.1 and $6.5, respectively. Excess tax benefits arising from exercised stock options and vested restricted stock were $3.2, $3.0 and $4.6 for 2021, 2020 and 2019, respectively.

NOTE 18
CAPITAL STOCK
ITT has authority to issue an aggregate of 300 shares of capital stock, of which 250 shares have been designated as common stock having a par value of $1 per share and 50 shares have been designated as preferred stock not having any par or stated value. There was no preferred stock outstanding as of December 31, 2021 and 2020.
The holders of ITT common stock are entitled to receive dividends when and as declared by ITT’s Board of Directors. Dividends are paid quarterly. Dividends declared were $0.880, $0.676 and $0.588 per common share in 2021, 2020, and 2019, respectively.
On October 30, 2019, the Board of Directors approved our current program, an indefinite term $500 open-market share repurchase program (the 2019 Plan). Repurchase activity under the 2019 Plan commenced following fulfillment of the prior $1,000 open-market share repurchase program, which was reached during the first quarter of 2020. During 2021, 2020, and 2019, we repurchased and retired 1.2 shares, 1.7 shares, and 0.5 shares of common stock for $104.8, $73.2 and $28.7, respectively, under our share repurchase programs.
Separate from our open-market share repurchase programs, the Company repurchased 0.1 shares, 0.2 shares, and 0.3 shares for an aggregate purchase price of $11.7, $11.0, and $12.7, during 2021, 2020 and 2019, respectively, associated with the net settlement of employee equity awards to cover tax withholding obligations that became due upon vesting.

NOTE 19
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes within each component of accumulated other comprehensive loss.

	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
As of December 31, 2018	$(131.6)	$(243.9)	(375.5)
Net change in postretirement benefit plans, net of tax	(1.7)	—	(1.7)
Net foreign currency translation adjustment	—	(8.1)	(8.1)
As of December 31, 2019	(133.3)	(252.0)	(385.3)
Net change in postretirement benefit plans, net of tax	77.4	—	77.4
Net foreign currency translation adjustment	—	28.5	28.5
As of December 31, 2020	(55.9)	(223.5)	(279.4)
Net change in postretirement benefit plans, net of tax	15.1	—	15.1
Net foreign currency translation adjustment	—	(57.0)	(57.0)
As of December 31, 2021	$(40.8)	$(280.5)	$(321.3)

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
Asbestos Matters
Prior to the divestiture described below, former subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, had been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally alleged that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. ITT LLC and Goulds Pumps LLC are wholly owned subsidiaries of InTelCo Management LLC (InTelCo), a former subsidiary of ITT.
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

Following the completion of the transfer, the Company no longer has any obligation with respect to pending and future asbestos claims relating to these matters. As such, InTelCo has been deconsolidated from our 2021 financial results, as we no longer maintain control of the entity. Therefore, all associated assets and liabilities are no longer reported on the consolidated balance sheet. The transaction resulted in a pre-tax gain of $88.8. Additionally, the Company recorded tax expense as a result of the reversal of previously recorded deferred tax assets of $116.9, resulting in an after-tax loss of $28.1.
The following table summarizes the impacts that resulted from the divestiture of InTelCo.

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
Estimating the Liability and Related Asset
Prior to the divestiture of the entity holding legacy asbestos-related assets and liabilities, the Company recognized an estimated asbestos liability for pending claims and claims expected to be filed in the future, including legal fees. We conducted an annual remeasurement to review and update the underlying assumptions used to estimate our asbestos liability and related assets, including a reassessment of the time horizon over which a reasonable estimate of unasserted claims can be projected. In 2020, we extended our projection to include pending claims and claims expected to be filed through 2052, reflecting the full time period over which we expected asbestos-related claims to be filed against InTelCo. Previous estimates included pending claims and claims expected to be filed over the next 10 years. Our ability to reasonably estimate the liability over the full time horizon resulted from the culmination of various factors, including:
•We observed stability in our data, particularly our experience in the number and percentage of claims compensated by InTelCo, the amounts paid to settle claims, and related defense costs, subsequent to the implementation of our one-firm defense strategy.
•Favorable developments in our insurance coverage litigation, including a stipulation filed with the court in 2020, upon which we subsequently entered into a coverage-in-place agreement with a group of insurers regarding the remaining available and solvent limits of a significant coverage block, and our experience with insurance settlements, provided additional certainty with respect to the availability of insurance to reimburse us for certain asbestos-related expenses and the overall net exposure of InTelCo.
Overall, we believed there was greater predictability of outcomes from insurance settlements and stability of underlying inputs used in calculating the gross liability. As a result, we believed the uncertainty in calculating the net liability was reduced and we had sufficient reliability to transition to a full time horizon. Consequently, in 2020, we increased our estimated undiscounted asbestos liability, including legal fees, by $155.7. As of December 31, 2020, the liability for pending claims and claims estimated to be filed through 2052 was $932.0. The asbestos liability was not discounted to present value as the timing of future cash flows may vary.
The methodology used to estimate our asbestos liability for pending claims and claims estimated to be filed through 2052 determined a point estimate based on our assessment of the value of each underlying assumption, rather than a range of reasonably possible outcomes, and relied on and included the following:
•interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos in the workplace;
•widely accepted epidemiological studies estimating the number of people likely to develop mesothelioma and lung cancer from exposure to asbestos;
•InTelCo's historical experience with the filing of non-malignant claims against it and the historical relationship between non-malignant and malignant claims filed against InTelCo;
•analysis of the number of likely asbestos personal injury claims to be compensated by InTelCo based on such epidemiological and historical data and InTelCo’s recent claims experience in settling and dismissing claims;
•analysis of InTelCo’s pending cases, by disease type;

•analysis of InTelCo’s recent experience to determine the expected settlement value of claims, by disease type;
•analysis of InTelCo’s recent experience in the ratio of settled claims to total resolved claims, by disease type; and
•analysis of InTelCo’s defense costs, including agreements in place with external counsel.
In addition, prior to the divestiture of InTelCo, we recorded a corresponding undiscounted asbestos-related asset that represented our best estimate of probable recoveries from our insurers for the estimated asbestos liabilities. In developing this estimate, the Company considered coverage-in-place and other agreements with its insurers, and a number of additional factors. These additional factors reviewed include the financial viability of our insurance carriers and any related solvency issues, the method by which losses would be allocated to the various insurance policies and the years covered by those policies, the extent to which settlement and defense costs would be reimbursed by the insurance policies and interpretation of the various policy and contract terms and limits and their interrelationships, and various judicial determinations relevant to our insurance programs. As a result of the extension of the measurement period during 2020, we increased the asbestos-related asset by $19.8, representing additional recoveries due to the increase in the estimated liability for certain claims.
Settlement Agreements
The Company periodically entered into settlement agreements with insurers to settle responsibility for insurance claims. Under the terms of the settlements, the insurers agreed to a payment or specified series of payments to a Qualified Settlement Fund for past costs and/or agree to provide coverage for certain future asbestos claims on specified terms and conditions. In March 2020, we finalized a settlement agreement with a group of insurers to settle responsibility for claims under certain insurance policies for a lump sum payment of $66.4, resulting in a benefit of $52.5. During June 2020, we entered into a settlement agreement with an insurer accelerating payments previously included in a buyout agreement, resulting in a loss of $4.2. In December 2020, ITT entered into a coverage-in-place agreement with a group of insurers resulting in a benefit of $52.1.
Asbestos-Related (Benefit) Costs, Net
The table below summarizes the total net asbestos-related (benefit) costs for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Asbestos provision, net(a)	$14.4	$30.8	$47.9
Gain on divestiture before income tax	(88.8)	—	—
Asbestos remeasurement, net(b)	—	135.9	(68.1)
Settlement agreements and other	—	(100.4)	—
Asbestos-related (benefit) costs, net	$(74.4)	$66.3	$(20.2)
Changes in Financial Position
The following table provides a rollforward of the estimated asbestos liability and related assets for the years ended December 31, 2021 and 2020.

	2021			2020
	Liability	Asset	Net	Liability	Asset	Net
Balance as of January 1	$932.0	$444.7	$487.3	$817.6	$386.8	$430.8
Asbestos provision(a)	13.4	(1.0)	14.4	37.1	6.3	30.8
Asbestos remeasurement(b)	—	—	—	155.7	19.8	135.9
Settlement agreements	—	—	—	—	100.4	(100.4)
Net cash activity and other(a)	(57.2)	(42.3)	(14.9)	(78.4)	(68.6)	(9.8)
Divestiture of legacy asbestos-related assets and liabilities	(888.2)	(401.4)	(486.8)
Balance as of December 31	$—	$—	$—	$932.0	$444.7	$487.3
Current portion	—	—		91.4	91.0
Noncurrent portion	—	—		840.6	353.7

(a)2021 includes costs related to the divestiture of InTelCo as well as certain administrative costs such as legal-related costs for insurance asset recoveries. 2020 included amounts to maintain a rolling 10-year provision prior to the transition in 2020 to full horizon.
(b)In 2020, we extended our projection to include pending claims and claims expected to be filed through 2052, which reflected the full time period over which we expected asbestos-related claims to be filed against InTelCo.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The following table provides a rollforward of the estimated current and long-term environmental liability for the years ended December 31, 2021 and 2020.

	2021	2020
Balance as of January 1	$58.3	$61.9
Changes in estimates for pre-existing accruals:
Continuing operations	1.8	1.4
Discontinued operations	—	(1.5)
Accruals added during the period for new matters	1.8	—
Net cash activity	(7.6)	(3.7)
Foreign currency	(0.2)	0.2
Balance as of December 31	$54.1	$58.3
Environmental-related assets, including a qualified settlement fund (QSF) and estimated recoveries from insurance providers and other third parties, were $12.5 and $18.6 as of December 31, 2021 and 2020, respectively.
In 2020, the environmental QSF was amended to cover remediation activities for additional sites. Prior to this amendment, there was $7.2 of deferred income representing the excess of assets in the QSF over the probable liabilities associated with the previously covered sites. As a result of the amendment, we recognized income of $7.2, including $1.3 related to discontinued operations.
The following table illustrates the reasonably possible high range of estimated liability, and number of active sites for environmental matters.

	2021	2020
High end range	$93.8	$97.6
Number of active environmental investigation and remediation sites	26	27
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
Guarantees
We have $129.4 of guarantees, letters of credit and similar arrangements outstanding at December 31, 2021, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2021 as the likelihood of nonperformance by ITT is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our financial statements.
Warranties
ITT warrants numerous products, the terms of which vary widely. In general, ITT warrants its products against defect and specific non-performance. In certain markets, such as automotive, aerospace and rail, liability for product defects could extend beyond the selling price of the product and could be significant if the defect interrupts production or results in a recall. The table included below provides changes in the warranty accrual for December 31, 2021 and 2020.

	2021	2020
Warranty accrual – January 1	$25.4	$20.5
Warranty expense	4.6	12.3
Payments	(8.8)	(8.2)
Foreign currency and other	(1.1)	0.8
Warranty accrual – December 31	$20.1	$25.4

NOTE 22
DERIVATIVE FINANCIAL INSTRUMENTS
As of December 31, 2021, the U.S. dollar equivalent notional value of outstanding foreign currency forward and option contracts, which are denominated in euros, was $24.2 and the fair value was $1.9, recorded within other current assets in our Consolidated Balance Sheet. There were no derivative contracts outstanding as of December 31, 2020. During the years ended December 31, 2021 and 2020, we recognized losses related to foreign currency derivatives not designated as hedges of $1.4 and $1.4, respectively, within general and administrative expenses in our Consolidated Income Statement.
From time to time, we enter into call option contracts to mitigate exposure to commodity price fluctuations. There were no call option contracts outstanding as of December 31, 2021 and 2020.
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative’s contractual terms and observable foreign exchange rates. The fair values of the derivatives summarized above are determined based on Level 2 inputs in the fair value hierarchy.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Membership Interest Purchase Agreement, dated as of June 30, 2021, among ITT Inc., InTelCo Management LLC, and Sapphire TopCo, Inc.
Incorporated by reference to Exhibit 2.1 of ITT Inc.’s Form 8-K dated July 1, 2021

3.1	Amended and Restated Articles of Incorporation, effective as of May 23, 2018 Incorporated by reference to Exhibit 3.1 of ITT Inc.’s Form 8-K dated May 25, 2018
3.2	Amended and Restated By-laws of ITT Inc., effective as of December 11, 2020 Incorporated by reference to Exhibit 3.1 of ITT Inc.’s Form 8-K dated December 15, 2020
4.1	Description of Registrant's Securities Incorporated by reference to Exhibit 4.1 of ITT Inc.’s Form 10-K for the year ended December 31, 2019
10.1	Credit Agreement, dated as of April 29, 2020, between ITT Inc. and U.S. Bank National Association Incorporated by reference to Exhibit 10.5 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2020
10.2	Credit Agreement, dated as of April 29, 2020, between ITT Inc. and BNP Paribus Incorporated by reference to Exhibit 10.6 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2020
10.3	Credit Agreement, dated August 5, 2021, among ITT Inc. and Other Parties Signatory Thereto Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended July 3, 2021
10.4	Indenture between ITT Corporation and Union Bank N.A., as Trustee dated May 1, 2009 Incorporated by reference to Exhibit 4.3 of ITT Inc.’s Form S-3 dated September 18, 2015
10.5
First Supplemental Indenture, dated as of May 16, 2016, between ITT Corporation, ITT Inc. and MUFG Union Bank, N.A. as Trustee
Incorporated by reference to Exhibit 4.2 of ITT Inc.’s Post-Effective Amendment No.1 to Registration Statement on Form S-3 dated May 16, 2016

10.6*	ITT Annual Incentive Plan for Executive Officers, amended and restated as of May 16, 2016 Incorporated by reference to Exhibit 10.5 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2016
10.7*	ITT Retirement Savings Plan (amended and restated effective January 1, 2020) Incorporated by reference to Exhibit 10.18 of ITT Inc.’s Form 10-K for the year ended December 31, 2020
10.8*	ITT Supplemental Retirement Savings Plan, amended and restated as of May 2, 2020 Incorporated by reference to Exhibit 10.19 of ITT Inc.’s Form 10-K for the year ended December 31, 2020
10.9*	ITT Senior Executive Severance Pay Plan, amended and restated as of June 17, 2019 Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2019
10.10*	ITT Senior Executive Change in Control Severance Pay Plan, amended and restated as of June 17, 2019 Incorporated by reference to Exhibit 10.3 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2019
10.11*	ITT Change in Control Severance Plan, amended and restated as of May 16, 2016 Incorporated by reference to Exhibit 10.10 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2016
10.12*	ITT Deferred Compensation Plan, as amended and restated as of May 16, 2016 Incorporated by reference to Exhibit 10.4 of ITT Inc.’s Form 8-K dated May 16, 2016
10.13*
ITT Deferred Compensation Plan for Non-Employee Directors, amended and restated as of January 1, 2020
Incorporated by reference to Exhibit 10.4 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2020

10.14*	Non-Employee Director Compensation Summary Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2019
10.15*	2011 Omnibus Incentive Plan Incorporated by reference to Exhibit 4.3 of ITT Inc.’s Registration Statement on Form S-8 as filed on October 28, 2011
10.16*
ITT 2003 Equity Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) and previously known as ITT Industries, Inc. 2003 Equity Incentive Plan
Incorporated by reference to Exhibit 10.5 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2008

10.17*	Omnibus Amendment to Long-Term Incentive Plans, dated as of May 16, 2016 Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Current Report on Form 8-K dated May 16, 2016
10.18*	Amendment to the ITT Consolidated Hourly Pension Plan, dated as of February 19, 2020 Incorporated by reference to Exhibit 10.3 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2020
10.19*	Consulting Agreement between Thomas Scalera and ITT Inc. Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended September 30, 2020
10.20*	Form of 2021 Performance Unit Award Agreement Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2021
10.21*	Form of 2021 Restricted Stock Unit Award Agreement Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2021

Exhibit Number	Description
10.22*	Form of 2020 Performance Unit Award Agreement Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2020
10.23*	Form of 2020 Restricted Stock Unit Award Agreement Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2020
10.24*	Form of 2019 Performance Unit Award Agreement Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2019
10.25*	Form of 2019 Restricted Stock Unit Award Agreement Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2019
10.26	Form of ITT Inc. Indemnification Agreement with its directors and officers Incorporated by reference to Exhibit 10.5 to ITT Inc.’s Form 8-K dated May 16, 2016
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from ITT Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL ( inline Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to the Consolidated Financial Statements

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
February 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ LUCA SAVI	Chief Executive Officer, President and Director	February 16, 2022
Luca Savi (Principal Executive Officer)

/S/ EMMANUEL CAPRAIS	Senior Vice President and Chief Financial Officer	February 16, 2022
Emmanuel Caprais (Principal Financial Officer)

/S/ JOHN CAPELA	Vice President and Chief Accounting Officer	February 16, 2022
John Capela (Principal Accounting Officer)

/S/ ORLANDO D. ASHFORD	Director	February 16, 2022
Orlando D. Ashford

/S/ GERAUD DARNIS	Director	February 16, 2022
Geraud Darnis

/S/ DONALD DEFOSSET, JR.	Director	February 16, 2022
Donald DeFosset, Jr.

/S/ NICHOLAS C. FANANDAKIS	Director	February 16, 2022
Nicholas C. Fanandakis

/S/ RICHARD P. LAVIN	Director	February 16, 2022
Richard P. Lavin

/S/ REBECCA A. MCDONALD	Director	February 16, 2022
Rebecca A. McDonald

/S/ TIMOTHY H. POWERS	Director	February 16, 2022
Timothy H. Powers

/S/ CHERYL L. SHAVERS	Director	February 16, 2022
Cheryl L. Shavers

/S/ SABRINA SOUSSAN	Director	February 16, 2022
Sabrina Soussan

II-4