Form 10-Q
period 2022-04-02
ITT Inc.
filed 2022-05-03
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of May 2, 2022, there were 83.5 million shares of Common Stock (par value $1.00 per share) of the issuer outstanding.

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the SEC). The SEC maintains a website at www.sec.gov on which you may access our SEC filings. In addition, we make available free of charge at www.investors.itt.com copies of materials we file with, or furnish to, the SEC as soon as reasonably practical after we electronically file or furnish these reports, as well as other important information that we disclose from time to time. Information contained on our website, or that can be accessed through our website, does not constitute a part of this Quarterly Report on Form 10-Q (this Report). We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website.
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
Where in any forward-looking statement we express an expectation or belief as to future results or events, such expectation or belief is based on current plans and expectations of our management, expressed in good faith and believed to have a reasonable basis. However, we cannot provide any assurance that the expectation or belief will occur or that anticipated results will be achieved or accomplished.
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
•uncertain global economic and capital markets conditions, including those due to COVID-19, trade disputes between the U.S. and its trading partners, political and social unrest, and the availability and fluctuations in prices of steel, oil, copper, tin, and other commodities;
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
•the impacts on our business from Russia’s invasion of Ukraine, and the global response to it;
•fluctuations in foreign currency exchange rates and the impact of such fluctuations on our hedging arrangements;
•fluctuations in interest rates and the impact of such fluctuations on our cost of debt;
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
•fluctuations in our effective tax rate, including as a result of possible tax reform legislation in the U.S. and other jurisdictions;
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
More information on factors that could cause actual results or events to differ materially from those anticipated is included in Part II, Item 1A, “Risk Factors” herein, as well as in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2021 (particularly under the caption “Risk Factors”), our Quarterly Reports on Form 10-Q and in other documents we file from time to time with the SEC.
The forward-looking statements included in this Report speak only as of the date of this Report. We undertake no obligation (and expressly disclaim any obligation) to update any forward-looking statements, whether written or oral or as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

For the Three Months Ended	April 2, 2022	April 3, 2021
Revenue	$726.2	$698.4
Cost of revenue	507.8	469.4
Gross profit	218.4	229.0
General and administrative expenses	60.4	58.1
Sales and marketing expenses	38.4	36.7
Research and development expenses	25.0	24.3
Operating income	94.6	109.9
Interest and non-operating income, net	(0.2)	(1.3)
Income from continuing operations before income tax expense	94.8	111.2
Income tax expense	19.5	24.7
Net income	75.3	86.5
Less: Income attributable to noncontrolling interests	0.5	0.3
Net income attributable to ITT Inc.	$74.8	$86.2

Earnings per share attributable to ITT Inc.:
Basic	$0.88	$1.00
Diluted	$0.88	$0.99

Weighted average common shares – basic	84.8	86.3
Weighted average common shares – diluted	85.2	86.9
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Operations.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended	April 2, 2022	April 3, 2021
Net income	$75.3	$86.5
Other comprehensive (loss):
Net foreign currency translation adjustment	(11.7)	(30.0)
Net change in postretirement benefit plans, net of tax expense of $(0.2) and $(0.1), respectively	(0.3)	—
Other comprehensive (loss)	(12.0)	(30.0)
Comprehensive income	63.3	56.5
Less: Comprehensive income attributable to noncontrolling interests	0.5	0.3
Comprehensive income attributable to ITT Inc.	$62.8	$56.2
Disclosure of reclassification adjustments to postretirement benefit plans:
Amortization of prior service benefit, net of tax expense of $(0.3) and $(0.3), respectively	$(1.0)	$(1.0)
Amortization of net actuarial loss, net of tax benefit of $0.1 and $0.2, respectively	0.7	1.0
Net change in postretirement benefit plans, net of tax	$(0.3)	$—
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Comprehensive Income.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of the Period Ended	April 2, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$710.4	$647.5
Receivables, net	615.8	555.1
Inventories, net	475.6	430.9
Other current assets	102.7	88.6
Total current assets	1,904.5	1,722.1
Non-current assets:
Plant, property and equipment, net	504.9	509.1
Goodwill	918.5	924.3
Other intangible assets, net	80.9	85.7
Other non-current assets	316.8	324.2
Total non-current assets	1,821.1	1,843.3
Total assets	$3,725.6	$3,565.4
Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper and current maturities of long-term debt	$487.0	$197.6
Accounts payable	411.0	373.4
Accrued liabilities	344.3	357.3
Total current liabilities	1,242.3	928.3
Non-current liabilities:
Postretirement benefits	196.4	199.9
Other non-current liabilities	196.7	206.5
Total non-current liabilities	393.1	406.4
Total liabilities	1,635.4	1,334.7
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 83.6 shares and 85.5 shares, respectively	83.6	85.5
Retained earnings	2,334.6	2,461.6
Total accumulated other comprehensive loss	(333.3)	(321.3)
Total ITT Inc. shareholders’ equity	2,084.9	2,225.8
Noncontrolling interests	5.3	4.9
Total shareholders’ equity	2,090.2	2,230.7
Total liabilities and shareholders’ equity	$3,725.6	$3,565.4
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Balance Sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended	April 2, 2022	April 3, 2021
Operating Activities
Income from continuing operations attributable to ITT Inc.	$74.8	$86.2
Adjustments to income from continuing operations:
Depreciation and amortization	27.3	28.5
Equity-based compensation	3.7	3.3
Other non-cash charges, net	10.2	6.3
Changes in assets and liabilities:
Change in receivables	(70.7)	(50.1)
Change in inventories	(48.4)	(21.2)
Change in contract assets	(1.7)	0.6
Change in contract liabilities	11.8	(2.7)
Change in accounts payable	48.6	36.6
Change in accrued expenses	(42.5)	(12.4)
Change in income taxes	10.1	10.4
Other, net	(25.9)	(14.7)
Net Cash – Operating Activities	(2.7)	70.8
Investing Activities
Capital expenditures	(30.0)	(17.2)
Other, net	0.6	0.1
Net Cash – Investing Activities	(29.4)	(17.1)
Financing Activities
Commercial paper, net borrowings	290.7	(42.6)
Long-term debt, repayments	—	(0.1)
Share repurchases under repurchase plan	(163.9)	(50.0)
Share repurchases from net settlement of employee stock incentive plans	(8.4)	(11.0)
Dividends paid	(22.4)	(19.1)
Other, net	0.6	—
Net Cash – Financing Activities	96.6	(122.8)
Exchange rate effects on cash and cash equivalents	(1.5)	(10.4)
Net cash – operating activities of discontinued operations	(0.1)	(0.1)
Net change in cash and cash equivalents	62.9	(79.6)
Cash and cash equivalents – beginning of year (includes restricted cash of $0.8 and $0.8, respectively)	648.3	860.6
Cash and Cash Equivalents – End of Period (includes restricted cash of $0.8 and $0.8, respectively)	$711.2	$781.0
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$0.5	$0.2
Income taxes, net of refunds received	$8.5	$13.4
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Cash Flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of and for the Three Months Ended April 2, 2022	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
December 31, 2021	85.5	$85.5	$2,461.6	$(321.3)	$4.9	$2,230.7
Net income	—	—	74.8	—	0.5	75.3
Shares issued and activity from stock incentive plans	0.3	0.3	4.1	—	—	4.4
Share repurchases under repurchase plan	(2.1)	(2.1)	(175.7)	—	—	(177.8)
Share repurchases from net settlement of employee stock incentive plans	(0.1)	(0.1)	(8.3)	—	—	(8.4)
Dividends declared ($0.264 per share)	—	—	(21.9)	—	—	(21.9)
Total other comprehensive loss, net of tax	—	—	—	(12.0)	—	(12.0)
April 2, 2022	83.6	$83.6	$2,334.6	$(333.3)	$5.3	$2,090.2

As of and for the Three Months Ended April 3, 2021
December 31, 2020	86.5	$86.5	$2,319.3	$(279.4)	$1.5	$2,127.9
Net income	—	—	86.2	—	0.3	86.5
Shares issued and activity from stock incentive plans	0.3	0.3	3.2	—	—	3.5
Share repurchases under repurchase plan	(0.6)	(0.6)	(49.4)	—	—	(50.0)
Share repurchases from net settlement of employee stock incentive plans	(0.1)	(0.1)	(10.9)	—	—	(11.0)
Dividends declared ($0.22 per share)	—	—	(19.0)	—	—	(19.0)
Total other comprehensive loss, net of tax	—	—	—	(30.0)	—	(30.0)
April 3, 2021	86.1	$86.1	$2,329.4	$(309.4)	$1.8	$2,107.9
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Changes in Shareholders’ Equity.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES (EXCEPT PER SHARE AMOUNTS) IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
ITT Inc. is a diversified manufacturer of highly engineered critical components and customized technology solutions for the transportation, industrial, and energy markets. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Inc. and its subsidiaries. ITT operates through three reportable segments: Motion Technologies (MT), consisting of friction and shock and vibration equipment; Industrial Process (IP), consisting of industrial flow equipment and services; and Connect & Control Technologies (CCT), consisting of electronic connectors, fluid handling, motion control, composite materials and noise and energy absorption products. Financial information for our segments is presented in Note 3, Segment Information.
Russia-Ukraine Conflict
In February 2022, the United States announced targeted economic sanctions on Russia and certain Russian citizens in response to Russia’s invasion of Ukraine. As described in Part I, Item IA, “Risk Factors” in our 2021 Annual Report for the fiscal year ended December 31, 2021, our business may be sensitive to global economic conditions, which can be negatively impacted by instability in the geopolitical environment. Our annual sales directly to customers in Russia and Ukraine were approximately $38 for 2021.
During the first quarter of 2022, we recorded total charges of $8.8, primarily related to inventory and accounts receivable reserves, as a result of suspending our operations in Russia and to reflect the current macroeconomic conditions impacting some of our customers that sell or supply into this region. If circumstances worsen, we may experience a further reduction in demand and incur additional charges, including potential fixed asset impairments, severance and other reserves, which could have a material adverse impact on our business and financial results. For additional discussion of the risks related to the Russia-Ukraine conflict, see Part II, Item 1A, “Risk Factors” herein.
Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions) necessary to state fairly the financial position, results of operations, and cash flows for the periods presented. The Consolidated Condensed Balance Sheet as of December 31, 2021, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K (2021 Annual Report) for the year ended December 31, 2021 but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). We consistently applied the accounting policies described in the 2021 Annual Report in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2021 Annual Report.
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
ITT’s quarterly financial periods end on the Saturday that is closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. ITT’s first quarter for 2022 and 2021 ended on April 2, 2022 and April 3, 2021, respectively.
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
Recent Accounting Pronouncements Not Yet Adopted:
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquiror on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current guidance, such assets and liabilities are recognized by the acquiror at fair value as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. We are currently evaluating this guidance and plan to apply it during future periods in which we execute acquisitions. We do not expect that this guidance will have a significant impact on our operating results, financial position, or cash flows.
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
Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, M&A due diligence, and other administrative costs, as well as charges related to certain matters, such as environmental liabilities, and, for 2021, asbestos-related impacts, that are managed at a corporate level and are not included in segment results when evaluating performance or allocating resources. Corporate and Other also includes research and development-related expenses associated with a subsidiary that does not constitute a reportable segment. Assets of the segments exclude general corporate assets, which principally consist of cash, investments, deferred taxes, and certain property, plant and equipment.

The following table presents our revenue, operating income, and operating margin for each segment.

	Revenue		Operating Income		Operating Margin
For the Three Months Ended	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Motion Technologies	$370.1	$369.1	$59.7	$76.0	16.1%	20.6%
Industrial Process	202.2	202.3	20.4	31.0	10.1%	15.3%
Connect & Control Technologies	154.6	127.3	25.7	11.8	16.6%	9.3%
Eliminations	(0.7)	(0.3)	—	—	—	—
Total segment results	726.2	698.4	105.8	118.8	14.6%	17.0%
Asbestos-related costs, net	—	—	—	(2.4)	—	—
Corporate and Other	—	—	(11.2)	(6.5)	—	—
Total Corporate and other costs	—	—	(11.2)	(8.9)	—	—
Total	$726.2	$698.4	$94.6	$109.9	13.0%	15.7%
The following table presents our total assets, capital expenditures, and depreciation & amortization expense for each segment.

As of and for the Three Months Ended	Total Assets		Capital Expenditures		Depreciation & Amortization
	April 2, 2022	December 31, 2021	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Motion Technologies	$1,336.1	$1,272.8	$22.8	$13.5	$15.8	$15.7
Industrial Process	1,073.5	1,030.0	2.6	1.6	5.4	5.6
Connect & Control Technologies	724.7	719.3	2.5	1.9	5.4	5.5
Corporate and Other	591.3	543.3	2.1	0.2	0.7	1.7
Total	$3,725.6	$3,565.4	$30.0	$17.2	$27.3	$28.5

NOTE 4
REVENUE
The following tables present our revenue disaggregated by end market.

Three Months Ended April 2, 2022	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$360.4	$—	$—	$—	$360.4
Chemical and industrial pumps	—	167.2	—	—	167.2
Aerospace and defense	1.5	—	74.9	—	76.4
Energy	—	35.0	10.0	—	45.0
General industrial	8.2	—	69.7	(0.7)	77.2
Total	$370.1	$202.2	$154.6	$(0.7)	$726.2

Three Months Ended April 3, 2021	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$364.0	$—	$—	$—	$364.0
Chemical and industrial pumps	—	159.7	—	—	159.7
Aerospace and defense	1.6	—	60.2	—	61.8
Energy	—	42.6	8.5	—	51.1
General industrial	3.5	—	58.6	(0.3)	61.8
Total	$369.1	$202.3	$127.3	$(0.3)	$698.4

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
The following table represents our net contract assets and liabilities.

	April 2, 2022	December 31, 2021
Current contract assets, net	$22.0	$20.6
Non-current contract assets, net	0.3	0.3
Current contract liabilities	(58.8)	(46.6)
Non-current contract liabilities	(4.4)	(4.4)
Net contract liabilities	$(40.9)	$(30.1)
During the three months ended April 2, 2022, we recognized revenue of $13.0 related to contract liabilities as of December 31, 2021. The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of April 2, 2022 was $972.6. Of this amount, we expect to recognize approximately $730 to $750 of revenue during the remainder of 2022.
NOTE 5
INCOME TAXES
The following table summarizes our income tax expense and effective tax rate.

For the Three Months Ended	April 2, 2022	April 3, 2021
Income tax expense	$19.5	$24.7
Effective tax rate	20.6%	22.2%
The effective tax rate for the three months ended April 2, 2022 declined 160 basis points to 20.6% due to an increase in permanent tax benefits, primarily related to research and development incentives in both foreign and U.S. jurisdictions.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including the Czech Republic, Germany, India, Italy, and the U.S. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could decrease by approximately $2 due to changes in audit status, expiration of statutes of limitations and other events.

NOTE 6
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT.

For the Three Months Ended	April 2, 2022	April 3, 2021
Basic weighted average common shares outstanding	84.8	86.3
Add: Dilutive impact of outstanding equity awards	0.4	0.6
Diluted weighted average common shares outstanding	85.2	86.9
There were zero and 0.2 anti-dilutive shares related to equity stock unit awards excluded from the computation of diluted earnings per share for the three months ended April 2, 2022 and April 3, 2021, respectively.
NOTE 7
RECEIVABLES, NET

The following table summarizes our receivables and associated allowance for credit losses.

	April 2, 2022	December 31, 2021
Trade accounts receivable	$597.3	$530.4
Notes receivable	18.4	19.2
Other	15.5	17.5
Receivables, gross	631.2	567.1
Less: Allowance for credit losses - receivables(a)	(15.4)	(12.0)
Receivables, net	$615.8	$555.1
The following table displays our allowance for credit losses for receivables and contract assets.

	April 2, 2022	December 31, 2021
Allowance for credit losses - receivables(a)	$15.4	$12.0
Allowance for credit losses - contract assets	0.5	0.5
Total allowance for credit losses	$15.9	$12.5
The following table displays a rollforward of our total allowance for credit losses.

	April 2, 2022	April 3, 2021
Total allowance for credit losses - January 1	$12.5	$15.6
Charges (recoveries) to income(a)	3.8	(0.2)
Write-offs	(0.3)	(0.1)
Foreign currency and other	(0.1)	(0.1)
Total allowance for credit losses - ending balance	$15.9	$15.2
(a)    During the three months ended April 2, 2022, we recorded bad debt expense of $3.0 to reflect the current macroeconomic conditions impacting some of our customers in light of the Russia-Ukraine conflict. See Note 1, Description of Business and Basis of Presentation, for further information.

NOTE 8
INVENTORIES, NET
The following table summarizes our net inventories.

	April 2, 2022	December 31, 2021
Finished goods	$76.1	$73.0
Work in process	103.1	92.3
Raw materials	296.4	265.6
Inventories, net(a)	$475.6	$430.9
(a)    During the three months ended April 2, 2022, we recorded inventory reserves of $5.4 primarily related to finished goods inventories that we had previously intended to deliver to customers in Russia. See Note 1, Description of Business and Basis of Presentation, for further information.
NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS
The following table summarizes our other current and non-current assets.

	April 2, 2022	December 31, 2021
Advance payments and other prepaid expenses	$57.6	$44.1
Current contract assets, net	22.0	20.6
Prepaid income taxes	6.9	10.4
Other	16.2	13.5
Other current assets	$102.7	$88.6
Other employee benefit-related assets	$117.9	$118.4
Operating lease right-of-use assets	75.3	78.0
Deferred income taxes	61.8	63.4
Equity method and other investments	15.2	14.5
Capitalized software costs	14.8	16.7
Environmental-related assets	8.1	8.5
Other	23.7	24.7
Other non-current assets	$316.8	$324.2

NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET
The following table summarizes our property, plant, and equipment, net of accumulated depreciation.

	Useful life (in years)	April 2, 2022	December 31, 2021
Machinery and equipment	2 - 10	$1,198.1	$1,202.0
Buildings and improvements	5 - 40	270.2	265.5
Furniture, fixtures and office equipment	3 - 7	78.8	78.3
Construction work in progress		64.7	62.8
Land and improvements		31.9	32.5
Other		3.3	4.3
Plant, property and equipment, gross		1,647.0	1,645.4
Less: Accumulated depreciation		(1,142.1)	(1,136.3)
Plant, property and equipment, net		$504.9	$509.1
Depreciation expense was $21.0 and $21.4 for the three months ended April 2, 2022 and April 3, 2021, respectively.
NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2021	$292.3	$352.4	$279.6	$924.3
Foreign exchange translation	(2.2)	(3.0)	(0.6)	(5.8)
Goodwill - April 2, 2022	$290.1	$349.4	$279.0	$918.5
Other Intangible Assets, Net
The following table summarizes our other intangible assets, net of accumulated amortization.

	April 2, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$161.9	$(116.8)	$45.1	$162.1	$(113.7)	$48.4
Proprietary technology	45.9	(27.7)	18.2	46.1	(26.9)	19.2
Patents and other	15.5	(14.2)	1.3	15.7	(14.0)	1.7
Finite-lived intangible total	223.3	(158.7)	64.6	223.9	(154.6)	69.3
Indefinite-lived intangibles	16.3	—	16.3	16.4	—	16.4
Other intangible assets	$239.6	$(158.7)	$80.9	$240.3	$(154.6)	$85.7
Amortization expense related to finite-lived intangible assets was $4.2 and $5.1 for the three months ended April 2, 2022 and April 3, 2021, respectively.

NOTE 12
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES
The following table summarizes our accrued liabilities and other non-current liabilities.

	April 2, 2022	December 31, 2021
Compensation and other employee-related benefits	$115.6	$155.2
Contract liabilities and other customer-related liabilities	82.6	69.1
Accrued income taxes and other tax-related liabilities	37.3	33.6
Operating lease liabilities	19.4	20.1
Accrued warranty costs	17.0	17.7
Environmental liabilities and other legal matters	10.3	13.5
Accrued restructuring costs	6.5	11.0
Other	55.6	37.1
Accrued liabilities	$344.3	$357.3
Operating lease liabilities	$60.4	$64.0
Environmental liabilities	48.1	50.1
Compensation and other employee-related benefits	27.0	29.2
Deferred income taxes and other tax-related liabilities	28.5	29.0
Non-current maturities of long-term debt	9.6	9.9
Other	23.1	24.3
Other non-current liabilities	$196.7	$206.5

NOTE 13
DEBT
The following table summarizes our outstanding debt obligations.

	April 2, 2022	December 31, 2021
Commercial paper	$484.9	$195.4
Current maturities of long-term debt and finance leases	2.1	2.2
Commercial paper and current maturities of long-term debt	487.0	197.6
Non-current maturities of long-term debt	9.6	9.9
Total debt and finance leases	$496.6	$207.5
Commercial Paper
The following table presents our outstanding commercial paper borrowings and associated weighted average interest rates as of April 2, 2022 and December 31, 2021.

	April 2, 2022	December 31, 2021
Commercial Paper Outstanding - U.S. Program	$324.7	$150.0
Commercial Paper Outstanding - Euro Program	160.2	45.4
Total Commercial Paper Outstanding	$484.9	195.4
Weighted Average Interest Rate - U.S. Program	0.79%	0.28%
Weighted Average Interest Rate - Euro Program	(0.11)%	(0.47)%
Outstanding commercial paper for both periods had maturity terms less than three months from the date of issuance.

The increase in commercial paper outstanding from December 31, 2021 to April 2, 2022 was primarily related to funding our share repurchase activity as well as our acquisition of Habonim Industrial Valves and Actuators Ltd. (Habonim), which occurred on April 4, 2022. See Note 19, Acquisitions, to the Consolidated Condensed Financial Statements for further information.
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
The interest rate per annum on the 2021 Revolving Credit Agreement is based on the LIBOR rate of the currency we borrow in, plus a margin of 1.1%, with applicable benchmark replacement rates for the currencies available when LIBOR is phased out as a result of the impending reference rate reform. As of April 2, 2022 and December 31, 2021, we had no outstanding borrowings under the 2021 Revolving Credit Agreement. There is a 0.15% fee per annum applicable to the commitments under the 2021 Revolving Credit Agreement. The margin and fees are subject to adjustment should the Company’s credit ratings change.
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
As of April 2, 2022, all financial covenants (e.g., leverage ratio) associated with the 2021 Revolving Credit Agreement were within the prescribed thresholds.
NOTE 14
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses in our Consolidated Condensed Statements of Operations. The following table summarizes our LTIP costs.

For the Three Months Ended	April 2, 2022	April 3, 2021
Equity-based awards	$3.7	$3.3
Liability-based awards	0.6	0.8
Total share-based compensation expense	$4.3	$4.1
At April 2, 2022, there was $37.6 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.2 years. Additionally, unrecognized compensation cost related to liability-based awards was $1.7, which is expected to be recognized ratably over a weighted-average period of 2.5 years.

Year-to-Date 2022 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and have three-year service periods. These awards either vest equally each year or at the completion of the three-year service period. During the three months ended April 2, 2022, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.1	$79.86
Performance stock units (PSUs)	0.1	$77.50
During the three months ended April 2, 2022 and April 3, 2021, a nominal amount of non-qualified stock options were exercised resulting in proceeds of $0.7 and $0.2, respectively. During the three months ended April 2, 2022 and April 3, 2021, RSUs of 0.1 and 0.1, respectively, vested and were issued. During the three months ended April 2, 2022 and April 3, 2021, PSUs of 0.1 and 0.2 that vested on December 31, 2021 and 2020, respectively, were issued.
NOTE 15
CAPITAL STOCK
On October 30, 2019, the Board of Directors approved an indefinite term $500 open-market share repurchase program (the 2019 Plan). During the three months ended April 2, 2022 and April 3, 2021, the Company repurchased and retired 2.1 and 0.6 shares of common stock for $177.8 and $50.0, respectively, under the 2019 Plan.
Separate from the open-market share repurchase program, the Company repurchases shares of common stock in settlement of employee tax withholding obligations due upon the vesting of equity-based compensation awards. During the three months ended April 2, 2022 and April 3, 2021, the Company repurchased 0.1 shares and 0.1 shares of common stock for $8.4 and $11.0, respectively, in connection with the net settlement of employee LTIP awards.
NOTE 16
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the changes within each component of accumulated other comprehensive loss.

As of and for the Three Months Ended April 2, 2022	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
December 31, 2021	$(40.8)	$(280.5)	$(321.3)
Net change in postretirement benefit plans, net of tax	(0.3)	—	(0.3)
Net foreign currency translation adjustment	—	(11.7)	(11.7)
April 2, 2022	$(41.1)	$(292.2)	$(333.3)

As of and for the Three Months Ended April 3, 2021
December 31, 2020	$(55.9)	$(223.5)	$(279.4)
Net foreign currency translation adjustment	—	(30.0)	(30.0)
April 3, 2021	$(55.9)	$(253.5)	$(309.4)

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
As a result of the transfer, the Company has no subsequent obligation with respect to pending and future asbestos claims relating to these matters. As such, InTelCo was deconsolidated from our financial results beginning in the second quarter of 2021, as we no longer maintained control of the entity. Accordingly, we have no asbestos-related assets or liabilities as of December 31, 2021 or April 2, 2022.
Asbestos-related costs were $2.4 for the three months ended April 3, 2021, and were included in general and administrative expenses.
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

The following table provides a rollforward of our estimated environmental liability.

For the Three Months Ended	April 2, 2022	April 3, 2021
Environmental liability - beginning balance	$54.1	$58.3
Change in estimates for pre-existing accruals:
Continuing operations	—	(0.1)
Payments	(1.9)	(2.0)
Foreign currency	(0.1)	(0.1)
Environmental liability - ending balance	$52.1	$56.1
Environmental-related assets, including a Qualified Settlement Fund and estimated recoveries from insurance providers and other third parties, were $12.1 and $16.5 as of April 2, 2022 and April 3, 2021, respectively.
We are currently involved with 26 active environmental investigation and remediation sites. As of April 2, 2022, we have estimated the potential high-end liability range of environmental-related matters to be $89.4.
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
NOTE 18
DERIVATIVE FINANCIAL INSTRUMENTS
As of April 2, 2022, the U.S. dollar equivalent notional value of our outstanding foreign currency forward and option contracts, which are denominated in euros, was $157.8 and the fair value was $3.8, recorded within other current assets. As of December 31, 2021, the U.S. dollar equivalent notional value of our outstanding foreign currency forward and option contracts was $24.2 and the fair value was $1.9. During the three months ended April 2, 2022, we recognized gains related to foreign currency derivatives not designated as hedges of $2.3 within general and administrative expenses. During the three months ended April 3, 2021, we recognized a loss of $2.0.
From time to time, we enter into call option contracts to mitigate exposure to commodity price fluctuations. As of April 2, 2022, call option contracts were nominal. There were no call option contracts outstanding as of December 31, 2021.
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative’s contractual terms and observable foreign exchange rates. The fair values of the derivatives summarized above are determined based on Level 2 inputs in the fair value hierarchy.
NOTE 19
ACQUISITIONS

Subsequent Event
On April 4, 2022, we completed the acquisition of 100% of the privately held stock of Habonim for a purchase price of $140. Habonim is a designer and manufacturer of valves, valve automation and actuation for the gas distribution (including liquified natural gas), biotech and harsh application service sectors. Habonim sells directly to original equipment manufacturers and integrators for customized solutions. Habonim has operations in Israel, the U.S., and the Netherlands, reported annual sales of $44 in 2021, and has a workforce of approximately 200 employees. Habonim’s results will be reported within the Industrial Process segment beginning in the second quarter.

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
Our businesses share a common, repeatable operating model centered on our engineering capabilities. Each business applies its technology and engineering expertise to solve our customers’ most pressing challenges. Our applied engineering provides a valuable business relationship with our customers given the critical nature of their applications. This in turn provides us with unique insight to our customers’ requirements and enables us to develop solutions to assist our customers in achieving their business goals. Our technology and customer intimacy produce opportunities to capture recurring revenue streams, aftermarket opportunities and long-lived platforms from original equipment manufacturers (OEMs).
Our product and service offerings are organized into three reportable segments: Motion Technologies (MT), Industrial Process (IP), and Connect & Control Technologies (CCT). See Note 3, Segment Information, in this Report for a summary description of each segment. Additional information is also available in our 2021 Annual Report within Part I, Item 1, “Description of Business.”
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three months ended April 3, 2021, unless stated otherwise.
COVID-19 Update:
The Company continues to respond to and recover from the challenges stemming from the COVID-19 pandemic, including managing significant market headwinds, supply chain disruptions, shipping delays, and reduced availability of skilled labor. We continue to be proactive in responding to these challenges, including working closely with our suppliers to minimize disruptions within our global supply chain. As a result, we have been able to continue delivering high quality products to our customers.
Future impacts of COVID-19 on our business and financial results remain uncertain and will be dependent on the effect and duration of variant strains of the virus, including Omicron and BA.2. As a result of some of these variants, certain countries around the world in which we operate, such as China, are reinstituting previously-lifted restrictive measures that were initially implemented to curtail the spread of the virus. Continued challenges resulting from the COVID-19 pandemic have adversely impacted, and may continue to adversely impact, our business and financial results. For additional discussion of risks related to COVID-19, see Part I, Item IA, “Risk Factors” in our 2021 Annual Report.
Russia-Ukraine Conflict:
In February 2022, the United States announced targeted economic sanctions on Russia and certain Russian citizens in response to Russia’s invasion of Ukraine. As described in Part I, Item IA, “Risk Factors” in our 2021 Annual Report for the fiscal year ended December 31, 2021, our business may be sensitive to global economic conditions, which can be negatively impacted by instability in the geopolitical environment. Our annual sales directly to customers in Russia and Ukraine were approximately $38 for 2021. Annual sales to customers in Russia and Ukraine, including sales to customers selling or supplying to Russia or Ukraine, were expected to be approximately $60 for 2022. In addition, this year we expect an indirect sales impact of approximately $25 stemming from a reduction in supply of auto components made in Ukraine.
During the first quarter of 2022, we recorded total charges of $8.8, primarily related to inventory and account receivable reserves, as a result of suspending our operations in Russia and to reflect the current macroeconomic conditions impacting some of our customers that sell or supply into this region. If circumstances worsen, we may experience a further reduction in demand and could incur additional charges, including potential fixed asset impairments, severance and other reserves, which could have a material adverse impact on our business and financial results. For additional discussion of the risks related to the Russia-Ukraine conflict, see Part II, Item 1A, “Risk Factors” herein.
Executive Summary
The following table provides a summary of key performance indicators for the first quarter of 2022 as compared to the first quarter of 2021.

Summary of Key Performance Indicators for the First Quarter of 2022
Revenue	Segment Operating Income	Segment Operating Margin	EPS
$726	$106	14.6%	$0.88
4% Increase	-11% Decrease	-240bp Decrease	-11% Decrease
Organic Revenue	Adjusted Segment Operating Income	Adjusted Segment Operating Margin	Adjusted EPS
$746	$116	16.0%	$0.97
7% Increase	-5% Decrease	-150bp Decrease	-8% Decrease
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled “Key Performance Indicators and Non-GAAP Measures” for definitions and reconciliations between GAAP and non-GAAP metrics.
Our first quarter 2022 results include:
•Revenue of $726.2 increased $27.8 due to strong CCT growth in both connectors and components, as well as strength in MT’s Friction business driven by aftermarket sales, partially offset by unfavorable foreign exchange of $19.9. Excluding the impact of foreign currency, organic revenue increased 6.8%.
•Segment operating income of $105.8 decreased $13.0, primarily driven by significantly higher raw material and overhead costs stemming from supply chain challenges. In addition, we recorded charges of $8.8 related to the Russia-Ukraine conflict. This was partially offset by pricing actions, productivity savings, and higher sales volume.
•Income from continuing operations of $0.88 per diluted share decreased $0.11 as compared to the prior year of $0.99 per share, mainly due to the decline in segment operating income. Adjusted income from continuing operations was $0.97 per diluted share, a reduction of $0.09 as compared to the prior year.
During the first quarter of 2022, we repurchased 2.1 shares of common stock on the open-market for $178. In addition, in the first quarter of 2022 we declared a dividend of $0.264 per share, which was a 20% increase from the quarterly dividend in 2021.
DISCUSSION OF FINANCIAL RESULTS

For the Three Months Ended	April 2, 2022	April 3, 2021	Change
Revenue	$726.2	$698.4	4.0%
Gross profit	218.4	229.0	(4.6)%
Gross margin	30.1%	32.8%	(270)	bp
Operating expenses	123.8	119.1	3.9%
Operating expense to revenue ratio	17.0%	17.1%	(10)	bp
Operating income	94.6	109.9	(13.9)%
Operating margin	13.0%	15.7%	(270)	bp
Interest and non-operating (income) expenses, net	(0.2)	(1.3)	(84.6)%
Income tax expense (benefit)	19.5	24.7	(21.1)%
Effective tax rate	20.6%	22.2%	(160)	bp
Net income attributable to ITT Inc.	74.8	86.2	(13.2)%

REVENUE
The following table illustrates the revenue derived from each of our segments.

For the Three Months Ended	April 2, 2022	April 3, 2021	Change	Organic Growth(a)
Motion Technologies	$370.1	$369.1	0.3%	4.0%
Industrial Process	202.2	202.3	—%	1.9%
Connect & Control Technologies	154.6	127.3	21.4%	23.2%
Eliminations	(0.7)	(0.3)
Total Revenue	$726.2	$698.4	4.0%	6.8%
(a)See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Motion Technologies
MT revenue for the three months ended April 2, 2022 increased $1.0. Excluding the impact of unfavorable foreign currency translation of $13.9, organic revenue increased $14.9, primarily due to growth in our Friction business of 5% driven by strength in aftermarket. In addition, our Wolverine business increased 5% due to growth in sealings.
The automotive industry has been, and continues to be, impacted by a global semiconductor supply shortage. This shortage has created supply chain disruptions for our automotive OEM customers, resulting in temporary declines in production. As a result, demand for our OEM brake pads and parts has been and may continue to be adversely affected until the shortage is resolved. While this shortage has had and may continue to have a negative impact on revenue, we continue to significantly outperform automotive production rates globally.
Industrial Process
IP revenue for the three months ended April 2, 2022 was flat compared to the prior year. Excluding the impact of unfavorable foreign currency translation of $3.9, organic revenue increased by $3.8 primarily driven by growth in our short cycle business of 13% due to strength within the general industrial and chemical markets. This was partially offset by a decline in pump projects of 30%, principally within the energy and chemical markets.
The level of order and shipment activity at IP can vary significantly from period to period due to pump projects which are highly engineered, customized to customer needs, and have longer lead times. Total orders during the three months ended April 2, 2022 were $260.1, an increase of 20.7% as compared to the respective prior year period. Backlog as of April 2, 2022 was $502.2, an increase of $57.8, or 13.0%, as compared to December 31, 2021. Our backlog represents firm orders that have been received, acknowledged, and entered into our production systems.
Connect & Control Technologies
CCT revenue for the three months ended April 2, 2022 increased $27.3, which included unfavorable foreign currency translation impacts of $2.2. Organic revenue increased $29.5, primarily driven by strong performance in connector sales of 28%, particularly within the industrial market. Additionally, component sales grew by 16%, with particular strength in the aerospace and defense markets.

GROSS PROFIT
Gross profit for the three months ended April 2, 2022 and April 3, 2021 was $218.4 and $229.0, respectively, reflecting a gross margin of 30.1% and 32.8%, respectively. The decrease in gross profit was primarily driven by significant increases in raw material, shipping, and labor costs, as discussed further below, as well as a $5.4 inventory write-down related to the Russia-Ukraine conflict. These items were partially offset by pricing actions and productivity savings.
Since 2020, the cost of raw materials we use in our production processes, including commodities such as steel, oil, copper, and tin, has significantly increased. Accordingly, gross profit and operating income within our businesses have been and may continue to be negatively impacted. The rising prices are mainly a result of increased demand coupled with reduced supply caused by supply chain disruptions primarily as a result of the COVID-19 pandemic and the Russia-Ukraine conflict. Raw materials inflation and supply chain constraints may continue to unfavorably impact our financial results during the remainder of 2022. We have been able to offset some of this impact through pricing actions and productivity savings, which we continue to pursue.
During 2021 and 2022, worldwide supply chain challenges exacerbated by the COVID-19 pandemic and the rising demand for physical goods have created upward pressure on shipping costs globally. These supply chain disruptions have contributed to congested shipping ports around the world, causing shipping delays and, in many cases, additional costs to be incurred in order to meet customer demand. As a result of these external pressures, our shipping costs, including for inbound and outbound freight, have increased, which has negatively impacted our gross profit. Continued supply chain and shipping challenges could have a material impact on our future financial results.
The manufacturing industry is also currently experiencing a skilled labor shortage. This shortage has created difficulties for the Company in attracting and retaining factory employees and in meeting customer demand, resulting in additional labor costs. Accordingly, our revenue, gross profit, and operating expenses at each of our businesses have been and may continue to be negatively impacted as a result of difficulties in fulfilling customer orders and increased labor costs.
Certain of our businesses have experienced high levels of employee absenteeism resulting from regional COVID-19 outbreaks and government mandated workplace safety measures. For example, in Italy and Germany, which comprised 24% and 11%, respectively, of our consolidated revenue in 2021, the government has mandated proof of vaccination, a negative rapid swab test, or recent recovery from COVID-19 to be able to return to the workplace. The majority of government mandates went into effect during the fourth quarter of 2021 and have remained in place during the first quarter of 2022. Additionally, some governments around the world, including China, have instituted COVID-19 lockdowns that are expected to lead to further absenteeism, global supply chain challenges, and, potentially, temporary negative impacts on demand in some of our end-markets, such as passenger vehicles. As a result of these circumstances, our financial results have been, and may continue to be, negatively impacted. For additional information regarding risks related to COVID-19, see Part I, Item 1A, “Risk Factors,” of our 2021 Annual Report.

OPERATING EXPENSES
The following table summarizes our operating expenses, including by segment.

For the Three Months Ended	April 2, 2022	April 3, 2021	Change
General and administrative expenses	$60.4	$58.1	4.0%
Sales and marketing expenses	38.4	36.7	4.6%
Research and development expenses	25.0	24.3	2.9%
Total operating expenses	$123.8	$119.1	3.9%
Total operating expenses by segment:
Motion Technologies	$41.2	$41.6	(1.0)%
Industrial Process	40.9	36.3	12.7%
Connect & Control Technologies	30.6	32.3	(5.3)%
Corporate & Other	11.1	8.9	24.7%
General and administrative (G&A) expenses increased $2.3 for the three months ended April 2, 2022. This was due to an increase in bad debt expense of $4.0, primarily related to the Russia-Ukraine conflict, and an increase in strategic M&A-related costs of $2.3. The increase was partially offset by a decrease in restructuring expense of $3.3.
Sales and marketing expenses increased $1.7 for the three months ended April 2, 2022, primarily driven by temporary spending controls still in place during the first quarter of 2021 taken in response to the COVID-19 pandemic.
Research and development expenses increased $0.7 for the three months ended April 2, 2022, due to continued strategic investments in innovation and new product development to drive future growth.
OPERATING INCOME
The following table summarizes our operating income and margin by segment.

For the Three Months Ended	April 2, 2022	April 3, 2021	Change
Motion Technologies	$59.7	$76.0	(21.4)%
Industrial Process	20.4	31.0	(34.2)%
Connect & Control Technologies	25.7	11.8	117.8%
Segment operating income	105.8	118.8	(10.9)%
Asbestos-related benefit (costs), net	—	(2.4)	(100.0)%
Other corporate costs	(11.2)	(6.5)	72.3%
Total corporate and other costs, net	(11.2)	(8.9)	25.8%
Total operating income	$94.6	$109.9	(13.9)%
Operating margin:
Motion Technologies	16.1%	20.6%	(450)	bp
Industrial Process	10.1%	15.3%	(520)	bp
Connect & Control Technologies	16.6%	9.3%	730	bp
Segment operating margin	14.6%	17.0%	(240)	bp
Consolidated operating margin	13.0%	15.7%	(270)	bp
MT operating income for the three months ended April 2, 2022 decreased $16.3, primarily due to significantly higher raw material costs from continued supply chain challenges, as well as inventory and accounts receivable reserves of $4.2 related to the Russia-Ukraine conflict. The decrease was partially offset by pricing actions and net productivity savings.
IP operating income for the three months ended April 2, 2022 decreased $10.6, primarily due to higher raw material and overhead costs. In addition, we recorded reserves of $4.6 primarily related to inventory and accounts receivables in connection with the Russia-Ukraine conflict. The decrease was partially offset by net productivity savings and favorable product mix.

CCT operating income for the three months ended April 2, 2022 increased $13.9, driven by increased volume and productivity savings. These were partially offset by unfavorable raw material costs and sales mix.
Other corporate costs for the three months ended April 2, 2022 increased $4.7, primarily driven by lower corporate-owned life insurance investment gains of $1.1, as well as an increase in strategic M&A-related costs.
INTEREST AND NON-OPERATING EXPENSES AND INCOME, NET
The following table summarizes our net interest and non-operating expenses (income).

For the Three Months Ended	April 2, 2022	April 3, 2021	Change
Interest and non-operating income, net	$(0.2)	$(1.3)	(84.6)%
The change during the three months ended April 2, 2022 is primarily due to higher interest expense of $0.5 associated with greater outstanding commercial paper borrowings.
INCOME TAX EXPENSE
The following table summarizes our income tax expense (benefit) and effective tax rate.

For the Three Months Ended	April 2, 2022	April 3, 2021
Income tax expense	$19.5	$24.7
Effective tax rate	20.6%	22.2%
The effective tax rate for the three months ended April 2, 2022 declined 160 basis points to 20.6% due to an increase in permanent tax benefits, primarily related to research and development incentives in both foreign and U.S. jurisdictions.
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
See Note 5, Income Taxes, to the Consolidated Condensed Financial Statements for further information.

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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We support our growth and expansion in markets outside of the U.S. through the enhancement of existing products and development of new products, increased capital spending, and potential foreign acquisitions. We look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We transfer cash between certain international subsidiaries and the U.S. when it is cost effective to do so. During the year ended December 31, 2021, we had net cash distributions from foreign countries to the U.S. of $116.9. We did not have any distributions to the U.S. during the three months ended April 2, 2022. The timing and amount of any additional future distributions will be evaluated based on our jurisdictional cash needs.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions and other factors the Board of Directors deems relevant. Therefore, we cannot provide any assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2022, we declared a dividend of $0.264 per share for shareholders of record on March 9, 2022, which was a 20% increase from the quarterly dividends declared in 2021. Dividend payments during the three months ended April 2, 2022 amounted to $22.4.
During the three months ended April 2, 2022 and April 3, 2021, we repurchased and retired 2.1 and 0.6 shares of common stock for $177.8 and $50.0, respectively, under our share repurchase plans. Separate from our share repurchase plans, the Company repurchased 0.1 shares and 0.1 shares during the three months ended April 2, 2022 and April 3, 2021, respectively, for an aggregate price of $8.4 and $11.0, respectively, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs. All repurchased shares are retired immediately following the repurchases.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding.
The following table presents our outstanding commercial paper borrowings.

	April 2, 2022	December 31, 2021
Commercial Paper Outstanding - U.S. Program	$324.7	$150.0
Commercial Paper Outstanding - Euro Program	160.2	45.4
Total Commercial Paper Outstanding	$484.9	195.4
The increase in commercial paper outstanding from December 31, 2021 to April 2, 2022 was primarily related to funding our share repurchase activity as well as our acquisition of Habonim Industrial Valves and Actuators Ltd. (Habonim), which occurred on April 4, 2022. See Note 19, Acquisitions, to the Consolidated Condensed Financial Statements for further information.
All outstanding commercial paper for both periods had maturity terms of less than three months from the date of issuance.
Revolving Credit Agreement
On August 5, 2021, we entered into a revolving credit facility agreement with a syndicate of third party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, and (ii) letters of credit for a face amount of up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments by a minimum aggregate amount of $10 or any whole multiple of $1 in excess thereof. Borrowings under the credit facility are available in U.S. dollars, Euros, British pound sterling or any other currency that may be requested by us, subject to the approval of the administrative agent and each lender. We are permitted to request that lenders increase the commitments under the facility by up to $350 for a maximum aggregate principal amount of $1,050; however, this is subject to certain conditions and therefore may not be available to us. As of April 2, 2022 and December 31, 2021, we had no outstanding borrowings under the 2021 Revolving Credit Agreement. See Note 13, Debt, to the Consolidated Condensed Financial Statements for further information.

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

For the Three Months Ended	April 2, 2022	April 3, 2021
Operating activities	$(2.7)	$70.8
Investing activities	(29.4)	(17.1)
Financing activities	96.6	(122.8)
Foreign exchange	(1.5)	(10.4)
Total net cash (used in) provided by continuing operations	63.0	(79.5)
Net cash (used in) provided by discontinued operations	(0.1)	(0.1)
Net change in cash and cash equivalents	$62.9	$(79.6)
Operating Activities
The decrease in net cash from operating activities of $73.5 was primarily due to increased working capital investments to support sales growth and mitigate continued supply chain disruptions, and the timing of accounts receivable collections. In addition, incentive compensation payments increased in the current year due to ITT’s financial performance in 2021 versus prior year, which was significantly impacted by the COVID-19 pandemic. Additionally, segment operating income decreased from the prior year.
Investing Activities
The increase in net cash used in investing activities was driven by an increase in capital expenditures of $12.8.
Financing Activities
The increase in net cash from financing activities of $219.4 was due to an increase in net commercial paper borrowings of $333.3, partially offset by an increase in repurchases of ITT common stock of $113.9.

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
The following tables include a reconciliation of revenue to organic revenue by segment.

Three Months Ended April 2, 2022	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2022 Revenue	$370.1	$202.2	$154.6	$(0.7)	$726.2
Foreign currency translation	13.9	3.9	2.2	(0.1)	19.9
2022 Organic revenue	$384.0	$206.1	$156.8	$(0.8)	$746.1
2021 Revenue	$369.1	$202.3	$127.3	$(0.3)	$698.4
Organic growth (decline)	14.9	3.8	29.5	(0.5)	47.7
Percentage change	4.0%	1.9%	23.2%		6.8%

•“Adjusted operating income” and “Adjusted segment operating income” are defined as operating income, adjusted to exclude special items that include, but are not limited to, restructuring, severance, certain asset impairment charges, certain acquisition-related impacts, unusual or infrequent operating items and, for 2021, asbestos-related impacts. Special items represent charges or credits that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. “Adjusted operating margin” and “Adjusted segment operating margin” are defined as adjusted operating income or adjusted segment operating income divided by revenue. We believe that these financial measures are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as evaluating operating performance in relation to our competitors.
The following tables include a reconciliation of operating income to adjusted operating income by segment.

Three Months Ended April 2, 2022	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income	$59.7	$20.4	$25.7	$105.8	$(11.2)	$94.6
Impacts related to Russia-Ukraine conflict	4.2	4.6	—	8.8	—	8.8
Restructuring costs	—	0.2	0.1	0.3	—	0.3
Other(a)	0.9	0.6	—	1.5	0.9	2.4
Adjusted operating income	$64.8	$25.8	$25.8	$116.4	$(10.3)	$106.1
Adjusted operating margin	17.5%	12.8%	16.7%	16.0%		14.6%

Three Months Ended April 3, 2021	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income	$76.0	$31.0	$11.8	$118.8	$(8.9)	$109.9
Restructuring costs	—	0.9	2.4	3.3	0.3	3.6
Asbestos-related costs, net	—	—	—	—	2.4	2.4
Other(a)	—	—	—	—	1.1	1.1
Adjusted operating income	$76.0	$31.9	$14.2	$122.1	$(5.1)	$117.0
Adjusted operating margin	20.6%	15.8%	11.2%	17.5%		16.8%
(a)Includes accelerated amortization of an intangible asset and severance charges.

•“Adjusted income from continuing operations” is defined as income from continuing operations attributable to ITT Inc. adjusted to exclude special items that include, but are not limited to, restructuring, severance, certain asset impairment charges, certain acquisition-related impacts, income tax settlements or adjustments, unusual or infrequent items and, for 2021, asbestos-related impacts. Special items represent charges or credits, on an after-tax basis, that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. The after-tax basis of each special item is determined using the jurisdictional tax rate of where the expense or benefit occurred. “Adjusted income from continuing operations per diluted share” (Adjusted EPS) is defined as adjusted income from continuing operations divided by diluted weighted average common shares outstanding. We believe that adjusted income from continuing operations and adjusted EPS are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.
The following table includes reconciliations of income from continuing operations to adjusted income from continuing operations.

For the Three Months Ended	April 2, 2022	April 3, 2021
Income from continuing operations attributable to ITT Inc.	$74.8	$86.2
Impacts related to Russia-Ukraine conflict, net of tax benefit of $(1.7) and $0.0, respectively	7.1	—
Net asbestos-related costs, net of tax benefit of $0.0 and $(0.5), respectively(a)	—	1.9
Tax-related special items	(1.2)	—
Restructuring costs, net of tax benefit of $(0.1) and $(0.5), respectively	0.2	3.1
Other special items, net of tax benefit of $(0.4) and $(0.3), respectively	2.0	0.8
Adjusted income from continuing operations	$82.9	$92.0
Income from continuing operations attributable to ITT Inc. per diluted share (EPS)	$0.88	$0.99
Adjusted EPS	$0.97	$1.06
(a)See Note 17, Commitments and Contingencies, for further information.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2, Recent Accounting Pronouncements, to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The Company believes the most complex and sensitive judgments, because of their significance to the Consolidated Condensed Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Annual Report describes the critical accounting estimates that are used in the preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no material changes concerning the Company’s critical accounting estimates as described in our 2021 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2021 Annual Report. See Note 18, Derivative Financial Instruments, to the Consolidated Condensed Financial Statements for information on the Company’s use of derivative financial instruments to mitigate exposure from foreign currency exchange rate fluctuations and commodity price fluctuations.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. For a discussion of legal proceedings, see Note 17, Commitments and Contingencies to the Consolidated Condensed Financial Statements.
ITEM 1A. RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of our 2021 Annual Report, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report, other than as noted below.
Russia’s invasion of Ukraine, and the global response to it, could adversely impact our financial results.

Beginning in February 2022, the U.S. government and other nations have imposed significant restrictions on most companies’ ability to do business in Russia as a result of Russia’s invasion of Ukraine. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability and geopolitical shifts which could have further adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Furthermore, such events have the potential to adversely impact the availability of commodities, commodity prices, and exacerbate global inflationary pressures. Such geopolitical instability and uncertainty has had and could continue to have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions. Logistics restrictions, including closures of air space, could increase the costs, risks, and adverse impacts from these new challenges. War-related inflationary pressures could further reduce our gross margins as a result of rising input costs. We may also be the subject of increased cyber-attacks as a result of the Russia-Ukraine conflict. In the first quarter of 2022, we suspended our operations in Russia and recorded charges of $8.8 primarily related to inventory and bad debt reserves. Annual sales to customers selling or supplying products to Russia or Ukraine, and reduced production of auto components made in Ukraine, were expected to be approximately $60 to $85 during 2022. A significant escalation or expansion of economic disruption or the conflict's current scope could have a material adverse effect on our business, financial condition, and results of operations.
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
Purchases of equity securities by the issuer and affiliated purchasers

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED(1)	AVERAGE PRICE PAID PER SHARE(2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
1/1/2022 - 1/29/2022	0.3	$102.12	0.3	$357.3
1/30/2022 - 2/26/2022	0.8	$87.23	0.8	$286.2
2/27/2022 - 4/2/2022	1.0	$80.24	1.0	$206.2
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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were €2.2 million euros and €1.5 million euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of €1.3 million euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through April 2, 2022, however, Bornemann did pay fees of approximately €1 thousand euros during the three months ended April 2, 2022 and approximately €10 thousand euros during 2021 to the German financial institution which is maintaining the Bond.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

(10.1)*	Form of 2022 Performance Unit Award Agreement

(10.2)*	Form of 2022 Restricted Stock Unit Agreement

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Condensed Financial Statements, and (vii) Cover Page

(104)	The cover page from the Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, formatted in Inline XBRL (included in Exhibit 101).
*Management compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ John Capela
John Capela
Chief Accounting Officer
(Principal Accounting Officer)
May 3, 2022