Form 10-Q
period 2022-07-02
ITT INC.
filed 2022-08-04
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-05672
ITT INC.

Indiana	81-1197930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
100 Washington Boulevard, 6th Floor, Stamford, CT 06902
(Principal Executive Office)
Telephone Number: (914) 641-2000
Former name, former address and former fiscal year, if changed since last report:
1133 Westchester Avenue, White Plains, NY 10604
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of August 2, 2022, there were 82.7 million shares of Common Stock (par value $1.00 per share) of the issuer outstanding.

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
Our corporate headquarters are located at 100 Washington Boulevard, 6th Floor, Stamford, CT 06902 and the telephone number of this location is (914) 641-2000.
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
◦disruptions to our operations and demand for our products, increased costs, continued supply chain disruptions, and other constraints in the availability of key commodities and other necessary services;
◦government-mandated site closures, employee illness, skilled labor shortages, the impact of potential travel restrictions, stay-in-place restrictions, and vaccination requirements on our business and workforce; and
◦customer and supplier bankruptcies, impacts to the global economy and financial markets, and liquidity challenges in accessing capital markets;
•uncertain global economic and capital markets conditions, including those due to COVID-19, trade disputes between the U.S. and its trading partners, the impact of inflation, political and social unrest, and the availability and fluctuations in prices of steel, oil, copper, tin, and other commodities;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenue	$733.3	$691.6	$1,459.5	$1,390.0
Cost of revenue	511.1	467.0	1,018.9	936.4
Gross profit	222.2	224.6	440.6	453.6
General and administrative expenses	57.0	60.3	117.4	116.0
Sales and marketing expenses	40.4	38.3	78.8	75.0
Research and development expenses	24.3	23.2	49.3	47.5
Asbestos-related benefit, net	—	(76.8)	—	(74.4)
Operating income	100.5	179.6	195.1	289.5
Interest and non-operating expense (income), net	0.5	(3.5)	0.3	(4.8)
Income from continuing operations before income tax expense	100.0	183.1	194.8	294.3
Income tax expense	24.0	143.9	43.5	168.6
Income from continuing operations	76.0	39.2	151.3	125.7
Loss from discontinued operations, net of tax benefit of $0.4, $0.0, $0.4, and $0.0, respectively	(1.2)	—	(1.2)	—
Net income	74.8	39.2	150.1	125.7
Less: Income attributable to noncontrolling interests	0.2	0.2	0.7	0.5
Net income attributable to ITT Inc.	$74.6	$39.0	$149.4	$125.2

Amounts attributable to ITT Inc.:
Income from continuing operations	$75.8	$39.0	$150.6	$125.2
Loss from discontinued operations, net of tax	(1.2)	—	(1.2)	—
Net income attributable to ITT Inc.	$74.6	$39.0	$149.4	$125.2

Earnings per share attributable to ITT Inc.:
Basic:
Continuing operations	$0.91	$0.45	$1.79	$1.45
Discontinued operations	(0.01)	—	(0.01)	—
Net income	$0.90	$0.45	$1.78	$1.45
Diluted:
Continuing operations	$0.91	$0.45	$1.79	$1.44
Discontinued operations	(0.02)	—	(0.02)	—
Net income	$0.89	$0.45	$1.77	$1.44
Weighted average common shares – basic	83.1	86.1	84.0	86.2
Weighted average common shares – diluted	83.4	86.5	84.3	86.7
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Operations.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$74.8	$39.2	$150.1	$125.7
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(70.8)	8.4	(82.5)	(21.6)
Net change in postretirement benefit plans, net of tax expense of $(0.2), $(0.1), $(0.3) and $(0.2), respectively	(0.2)	—	(0.5)	—
Other comprehensive (loss) income	(71.0)	8.4	(83.0)	(21.6)
Comprehensive income	3.8	47.6	67.1	104.1
Less: Comprehensive income attributable to noncontrolling interests	0.2	0.2	0.7	0.5
Comprehensive income attributable to ITT Inc.	$3.6	$47.4	$66.4	$103.6
Disclosure of reclassification adjustments to postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service benefit, net of tax expense of $(0.3), $(0.3), $(0.6) and $(0.6), respectively	$(0.9)	$(0.9)	$(1.9)	$(1.9)
Amortization of net actuarial loss, net of tax benefit of $0.1, $0.2, $0.3 and $0.4, respectively	0.7	0.9	1.4	1.9
Net change in postretirement benefit plans, net of tax	$(0.2)	$—	$(0.5)	$—
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Comprehensive Income.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of the Period Ended	July 2, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$525.7	$647.5
Receivables, net	605.7	555.1
Inventories, net	535.2	430.9
Other current assets	109.8	88.6
Total current assets	1,776.4	1,722.1
Non-current assets:
Plant, property and equipment, net	501.2	509.1
Goodwill	963.8	924.3
Other intangible assets, net	121.7	85.7
Other non-current assets	336.8	324.2
Total non-current assets	1,923.5	1,843.3
Total assets	$3,699.9	$3,565.4
Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper and current maturities of long-term debt	$551.4	$197.6
Accounts payable	418.1	373.4
Accrued liabilities	333.9	357.3
Total current liabilities	1,303.4	928.3
Non-current liabilities:
Postretirement benefits	190.9	199.9
Other non-current liabilities	189.0	206.5
Total non-current liabilities	379.9	406.4
Total liabilities	1,683.3	1,334.7
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 82.7 shares and 85.5 shares, respectively	82.7	85.5
Retained earnings	2,329.9	2,461.6
Total accumulated other comprehensive loss	(404.3)	(321.3)
Total ITT Inc. shareholders’ equity	2,008.3	2,225.8
Noncontrolling interests	8.3	4.9
Total shareholders’ equity	2,016.6	2,230.7
Total liabilities and shareholders’ equity	$3,699.9	$3,565.4
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Balance Sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Six Months Ended	July 2, 2022	July 3, 2021
Operating Activities
Income from continuing operations attributable to ITT Inc.	$150.6	$125.2
Adjustments to income from continuing operations:
Depreciation and amortization	55.3	57.2
Equity-based compensation	8.7	7.4
Asbestos-related costs (benefit), net	—	(74.4)
Other non-cash charges, net	17.3	11.2
Divestiture of asbestos-related assets and liabilities	—	(398.0)
Changes in assets and liabilities:
Change in receivables	(77.6)	(51.6)
Change in inventories	(106.5)	(50.8)
Change in contract assets	(10.9)	4.0
Change in contract liabilities	18.7	(11.6)
Change in accounts payable	65.3	32.1
Change in accrued expenses	(33.0)	20.5
Change in income taxes	(3.5)	123.1
Other, net	(30.2)	(25.9)
Net Cash – Operating Activities	54.2	(231.6)
Investing Activities
Capital expenditures	(47.5)	(35.1)
Acquisitions, net of cash acquired	(146.9)	—
Payments to acquire interest in unconsolidated subsidiaries	(25.1)	—
Other, net	1.1	0.4
Net Cash – Investing Activities	(218.4)	(34.7)
Financing Activities
Commercial paper, net borrowings	364.6	95.4
Long-term debt, repayments	(1.1)	(1.3)
Share repurchases under repurchase plan	(240.9)	(50.4)
Share repurchases from net settlement of employee stock incentive plans	(8.5)	(11.0)
Dividends paid	(44.3)	(38.1)
Other, net	0.7	0.3
Net Cash – Financing Activities	70.5	(5.1)
Exchange rate effects on cash and cash equivalents	(28.1)	(9.2)
Net cash – operating activities of discontinued operations	—	(0.2)
Net change in cash and cash equivalents	(121.8)	(280.8)
Cash and cash equivalents – beginning of year (includes restricted cash of $0.8 and $0.8, respectively)	648.3	860.6
Cash and Cash Equivalents – End of Period (includes restricted cash of $0.8 and $1.0, respectively)	$526.5	$579.8
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$2.6	$0.7
Income taxes, net of refunds received	$45.2	$42.3
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Cash Flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of and for the Three Months Ended July 2, 2022	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
April 2, 2022	83.6	83.6	$2,334.6	$(333.3)	$5.3	$2,090.2
Net income	—	—	74.6	—	0.2	74.8
Shares issued and activity from stock incentive plans	—	—	5.0	—	—	5.0
Share repurchases under repurchase plan	(0.9)	(0.9)	(62.1)	—	—	(63.0)
Share repurchases from net settlement of employee stock incentive plans	—	—	(0.1)	—	—	(0.1)
Dividends declared ($0.264 per share)	—	—	(22.0)	—	—	(22.0)
Purchase of noncontrolling interest	—	—	—	—	2.7	2.7
Total other comprehensive loss, net of tax	—	—	—	(71.0)	—	(71.0)
Other	—	—	(0.1)	—	0.1	—
July 2, 2022	82.7	$82.7	$2,329.9	$(404.3)	$8.3	$2,016.6

As of and for the Six Months Ended July 2, 2022
December 31, 2021	85.5	$85.5	$2,461.6	$(321.3)	$4.9	$2,230.7
Net income	—	—	149.4	—	0.7	150.1
Shares issued and activity from stock incentive plans	0.3	0.3	9.1	—	—	9.4
Share repurchases under repurchase plan	(3.0)	(3.0)	(237.9)	—	—	(240.9)
Share repurchases from net settlement of employee stock incentive plans	(0.1)	(0.1)	(8.4)	—	—	(8.5)
Dividends declared ($0.528 per share)	—	—	(43.9)	—	—	(43.9)
Purchase of noncontrolling interest	—	—	—	—	2.7	2.7
Total other comprehensive loss, net of tax	—	—	—	(83.0)	—	(83.0)
July 2, 2022	82.7	$82.7	$2,329.9	$(404.3)	$8.3	$2,016.6

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (CONTINUED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of and for the Three Months Ended July 3, 2021	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
April 3, 2021	86.1	$86.1	$2,329.4	$(309.4)	$1.8	$2,107.9
Net income	—	—	39.0	—	0.2	39.2
Shares issued and activity from stock incentive plans	—	—	4.4	—	—	4.4
Share repurchases from net settlement of employee stock incentive plans	—	—	(0.4)	—	—	(0.4)
Dividends declared ($0.22 per share)	—	—	(19.3)	—	—	(19.3)
Total other comprehensive income, net of tax	—	—	—	8.4	—	8.4
Other	—	—	—	—	0.1	0.1
July 3, 2021	86.1	$86.1	$2,353.1	$(301.0)	$2.1	$2,140.3

As of and for the Six Months Ended July 3, 2021
December 31, 2020	86.5	$86.5	$2,319.3	$(279.4)	$1.5	$2,127.9
Net income	—	—	125.2	—	0.5	125.7
Shares issued and activity from stock incentive plans	0.3	0.3	7.6	—	—	7.9
Share repurchases under repurchase plan	(0.6)	(0.6)	(49.4)	—	—	(50.0)
Share repurchases from net settlement of employee stock incentive plans	(0.1)	(0.1)	(11.3)	—	—	(11.4)
Dividends declared ($0.44 per share)	—	—	(38.3)	—	—	(38.3)
Total other comprehensive loss, net of tax	—	—	—	(21.6)	—	(21.6)
Other	—	—	—	—	0.1	0.1
July 3, 2021	86.1	$86.1	$2,353.1	$(301.0)	$2.1	$2,140.3
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
Business Combination
During the second quarter of 2022, we completed the acquisition of 100% of the privately held stock of Habonim Industrial Valves and Actuators Ltd. (Habonim), a leading provider of industrial valves and actuators for the gas distribution (including liquified natural gas), biotech, and harsh application service sectors, for a purchase price of $139.9. Habonim reported 2021 annual sales of $44. Habonim’s results are reported within the Industrial Process segment beginning in the second quarter of 2022. Refer to Note 19, Acquisitions and Investments for detailed information.
Divestiture of InTelCo Management LLC (InTelCo)
Effective July 1, 2021, the Company divested InTelCo, the entity holding asbestos-related assets and liabilities, to a third-party. See Note 17, Commitments and Contingencies, for further information.
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
During the six months ended July 2, 2022, we recorded total charges of $8.0, primarily related to inventory and accounts receivable reserves, to reflect the current macroeconomic conditions impacting some of our customers that sell or supply into this region. If circumstances worsen, we may experience a further reduction in demand and incur additional charges, including potential fixed asset impairments, severance and other reserves. We are currently exploring alternatives for our operations in Russia, which could include a sale, disposition or wind down of operations, or a combination of these alternatives, although there cannot be any assurance of the timeline for or success of these alternatives. For additional discussion of the risks related to the Russia-Ukraine conflict, see Part II, Item 1A, “Risk Factors” herein.
Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions) necessary to state fairly the financial position, results of operations, and cash flows for the periods presented. The Consolidated Condensed Balance Sheet as of December 31, 2021, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K (2021 Annual Report) for the year ended December 31, 2021, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). We consistently applied the accounting policies described in the 2021 Annual Report in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2021 Annual Report.
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
ITT’s quarterly financial periods end on the Saturday that is closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. ITT’s second quarter for 2022 and 2021 ended on July 2, 2022 and July 3, 2021, respectively.
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all accounting standard updates (ASUs). ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial position or results of operations.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquiror on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the previous guidance, such assets and liabilities were recognized by the acquiror at fair value as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. We have adopted and applied this guidance in connection with the Habonim acquisition. The adoption of this guidance did not have a significant impact on our operating results, financial position, or cash flows.
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
Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, certain acquisition- and investment-related due diligence, and other administrative costs, as well as charges related to certain matters, such as environmental liabilities, and, for 2021, asbestos-related impacts, that are managed at a corporate level and are not included in segment results when evaluating performance or allocating resources. Corporate and Other also includes research and development-related expenses associated with a subsidiary that does not constitute a reportable segment. Assets of the segments exclude general corporate assets, which principally consist of cash, investments, deferred taxes, and certain property, plant and equipment.

The following table presents our revenue, operating income, and operating margin for each segment.

	Revenue		Operating Income		Operating Margin
For the Three Months Ended	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Motion Technologies	$331.3	$343.6	$47.0	$64.7	14.2%	18.8%
Industrial Process	239.6	213.9	39.1	31.5	16.3%	14.7%
Connect & Control Technologies	163.2	134.5	28.2	17.9	17.3%	13.3%
Eliminations	(0.8)	(0.4)	—	—	—	—
Total segment results	733.3	691.6	114.3	114.1	15.6%	16.5%
Asbestos-related benefit, net(a)	—	—	—	76.8	—	—
Other Corporate costs	—	—	(13.8)	(11.3)	—	—
Total Corporate and other costs	—	—	(13.8)	65.5	—	—
Total	$733.3	$691.6	$100.5	$179.6	13.7%	26.0%

	Revenue		Operating Income		Operating Margin
For the Six Months Ended	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Motion Technologies	$701.4	$712.7	$106.7	$140.7	15.2%	19.7%
Industrial Process	441.8	416.2	59.5	62.5	13.5%	15.0%
Connect & Control Technologies	317.8	261.8	53.9	29.7	17.0%	11.3%
Eliminations	(1.5)	(0.7)	—	—	—	—
Total segment results	1,459.5	1,390.0	220.1	232.9	15.1%	16.8%
Asbestos-related benefit, net(a)	—	—	—	74.4	—	—
Other Corporate costs	—	—	(25.0)	(17.8)	—	—
Total Corporate and other costs	—	—	(25.0)	56.6	—	—
Total	$1,459.5	$1,390.0	$195.1	$289.5	13.4%	20.8%
(a)The 2021 period includes a pre-tax gain of $88.8 resulting from the divestiture of the entity holding asbestos-related assets and liabilities. See Note 17, Commitments and Contingencies, for further information.
The following table presents our total assets, capital expenditures, and depreciation & amortization expense for each segment.

As of and for the Six Months Ended	Total Assets		Capital Expenditures		Depreciation & Amortization
	July 2, 2022	December 31, 2021	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Motion Technologies	$1,311.3	$1,272.8	$34.7	$27.8	$31.0	$31.8
Industrial Process	1,215.3	1,030.0	4.9	2.7	12.6	11.1
Connect & Control Technologies	725.2	719.3	4.2	3.9	9.7	11.3
Corporate and Other	448.1	543.3	3.7	0.7	2.0	3.0
Total	$3,699.9	$3,565.4	$47.5	$35.1	$55.3	$57.2

NOTE 4
REVENUE
The following tables present our revenue disaggregated by end market.

For the Three Months Ended July 2, 2022	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$320.3	$—	$—	$—	$320.3
Chemical and industrial pumps	—	196.6	—	—	196.6
General industrial	8.5	—	74.5	(0.8)	82.2
Aerospace and defense	2.5	—	78.3	—	80.8
Energy	—	43.0	10.4	—	53.4
Total	$331.3	$239.6	$163.2	$(0.8)	$733.3

For the Six Months Ended July 2, 2022
Auto and rail	$680.7	$—	$—	$—	$680.7
Chemical and industrial pumps	—	363.8	—	—	363.8
General industrial	16.7	—	144.2	(1.5)	159.4
Aerospace and defense	4.0	—	153.2	—	157.2
Energy	—	78.0	20.4	—	98.4
Total	$701.4	$441.8	$317.8	$(1.5)	$1,459.5

For the Three Months Ended July 3, 2021
Auto and rail	$334.2	$—	$—	$—	$334.2
Chemical and industrial pumps	—	167.7	—	—	167.7
General industrial	6.8	—	61.7	(0.4)	68.1
Aerospace and defense	2.6	—	63.9	—	66.5
Energy	—	46.2	8.9	—	55.1
Total	$343.6	$213.9	$134.5	$(0.4)	$691.6

For the Six Months Ended July 3, 2021
Auto and rail	$698.2	$—	$—	$—	$698.2
Chemical and industrial pumps	—	327.4	—	—	327.4
General industrial	10.3	—	120.3	(0.7)	129.9
Aerospace and defense	4.2	—	124.1	—	128.3
Energy	—	88.8	17.4	—	106.2
Total	$712.7	$416.2	$261.8	$(0.7)	$1,390.0
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

The following table represents our net contract assets and liabilities.

	July 2, 2022	December 31, 2021
Current contract assets, net	$30.1	$20.6
Non-current contract assets, net	0.3	0.3
Current contract liabilities	(64.5)	(46.6)
Non-current contract liabilities	(4.4)	(4.4)
Net contract liabilities	$(38.5)	$(30.1)
During the three and six months ended July 2, 2022, we recognized revenue of $7.3 and $20.3, respectively, related to contract liabilities as of December 31, 2021. The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of July 2, 2022 was $1,055.5. Of this amount, we expect to recognize approximately $740 to $760 of revenue during the remainder of 2022.
NOTE 5
INCOME TAXES
The following table summarizes our income tax expense and effective tax rate.

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Income tax expense	$24.0	$143.9	$43.5	$168.6
Effective tax rate	24.0%	78.6%	22.3%	57.3%
The effective tax rate (ETR) for the three and six months ended July 2, 2022 was lower than the prior year due to the tax impact of the 2021 asbestos divestiture of $116.9 (see Note 17, Commitments and Contingencies, for further information). Additionally, the 2022 ETR included higher permanent tax benefits, primarily related to research and development incentives in both foreign and U.S. jurisdictions.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Czechia, Germany, India, Italy, and the U.S. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could decrease by approximately $2 due to changes in audit status, expiration of statutes of limitations and other events.
NOTE 6
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT.

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Basic weighted average common shares outstanding	83.1	86.1	84.0	86.2
Add: Dilutive impact of outstanding equity awards	0.3	0.4	0.3	0.5
Diluted weighted average common shares outstanding	83.4	86.5	84.3	86.7

Anti-dilutive shares(a)	0.2	—	—	0.1
(a)    Anti-dilutive shares related to equity stock unit awards excluded from the computation of diluted earnings per share.

NOTE 7
RECEIVABLES, NET

The following table summarizes our receivables and associated allowance for credit losses.

	July 2, 2022	December 31, 2021
Trade accounts receivable	$595.5	$530.4
Notes receivable	13.0	19.2
Other	13.6	17.5
Receivables, gross	622.1	567.1
Less: Allowance for credit losses - receivables(a)	(16.4)	(12.0)
Receivables, net	$605.7	$555.1
The following table displays our allowance for credit losses for receivables and contract assets.

	July 2, 2022	December 31, 2021
Allowance for credit losses - receivables(a)	$16.4	$12.0
Allowance for credit losses - contract assets	0.5	0.5
Total allowance for credit losses	$16.9	$12.5
The following table displays a rollforward of our total allowance for credit losses.

	July 2, 2022	July 3, 2021
Total allowance for credit losses - January 1	$12.5	$15.6
Charges (recoveries) to income(a)	4.7	(1.7)
Write-offs	(0.4)	(0.7)
Foreign currency and other	0.1	0.1
Total allowance for credit losses - ending balance	$16.9	$13.3
(a)    During the six months ended July 2, 2022, we recognized bad debt expense of $1.9 to reflect the current macroeconomic conditions impacting some of our customers in light of the Russia-Ukraine conflict. See Note 1, Description of Business and Basis of Presentation, for further information.
NOTE 8
INVENTORIES, NET
The following table summarizes our net inventories.

	July 2, 2022	December 31, 2021
Finished goods	$93.3	$73.0
Work in process	111.3	92.3
Raw materials(a)	330.6	265.6
Inventories, net(b)	$535.2	$430.9
(a)    The increase in raw materials inventory from December 31, 2021 to July 2, 2022 was to support sales growth and mitigate continued supply chain disruptions.
(b)    During the six months ended July 2, 2022, we recorded inventory reserves of $5.7 related to inventories held by entities impacted by the Russia-Ukraine conflict. See Note 1, Description of Business and Basis of Presentation, for further information.

NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS
The following table summarizes our other current and non-current assets.

	July 2, 2022	December 31, 2021
Advance payments and other prepaid expenses	$50.3	$44.1
Current contract assets, net	30.1	20.6
Prepaid income taxes	9.2	10.4
Other	20.2	13.5
Other current assets	$109.8	$88.6
Other employee benefit-related assets	$117.4	$118.4
Operating lease right-of-use assets	71.2	78.0
Deferred income taxes	58.8	63.4
Equity-method and other investments(a)	41.1	14.5
Capitalized software costs	14.1	16.7
Environmental-related assets	10.5	8.5
Other	23.7	24.7
Other non-current assets	$336.8	$324.2
(a)    During the second quarter of 2022, we purchased minority investments in CRP Technology Srl and CRP USA LLC (collectively "CRP") for $23.0. Refer to Note 19, Acquisitions and Investments, for further information.

NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET
The following table summarizes our property, plant, and equipment, net of accumulated depreciation.

	Useful life (in years)	July 2, 2022	December 31, 2021
Machinery and equipment	2 - 10	$1,171.1	$1,202.0
Buildings and improvements	5 - 40	280.7	265.5
Furniture, fixtures and office equipment	3 - 7	81.7	78.3
Construction work in progress		71.2	62.8
Land and improvements		30.5	32.5
Other		3.1	4.3
Plant, property and equipment, gross		1,638.3	1,645.4
Less: Accumulated depreciation		(1,137.1)	(1,136.3)
Plant, property and equipment, net		$501.2	$509.1
Depreciation expense of $21.0 and $42.0, and $21.5 and $42.9 was recognized in the three and six months ended July 2, 2022 and July 3, 2021, respectively.

NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2021	$292.3	$352.4	$279.6	$924.3
Acquired	—	68.7	—	68.7
Foreign exchange translation	(6.5)	(20.7)	(2.0)	(29.2)
Goodwill - July 2, 2022	$285.8	$400.4	$277.6	$963.8
Goodwill acquired is related to our acquisition of Habonim in the second quarter of 2022 and represents the preliminary calculation of the excess purchase price over the net assets acquired, the valuation of which is pending completion. Upon completion, goodwill acquired will be adjusted to reflect the final fair value of the net assets acquired. Refer to Note 19, Acquisitions and Investments, for further information.
Other Intangible Assets, Net
The following table summarizes our other intangible assets, net of accumulated amortization.

	July 2, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$190.6	$(120.0)	$70.6	$162.1	$(113.7)	$48.4
Proprietary technology	58.9	(28.5)	30.4	46.1	(26.9)	19.2
Patents and other	17.3	(14.8)	2.5	15.7	(14.0)	1.7
Finite-lived intangible total	266.8	(163.3)	103.5	223.9	(154.6)	69.3
Indefinite-lived intangibles	18.2	—	18.2	16.4	—	16.4
Other intangible assets	$285.0	$(163.3)	$121.7	$240.3	$(154.6)	$85.7
Amortization expense related to finite-lived intangible assets was $5.8 and $10.0, and $4.9 and $10.0 for the three and six months ended July 2, 2022 and July 3, 2021, respectively.
The preliminary fair value of intangible assets acquired in connection with the purchase of Habonim mainly includes $33.1 of customer relationships with a useful life of 15 years, $8.1 of developed technology with a useful life of 20 years, $2.1 of customer backlog with a useful life of 9 months, and $2.3 for a trade name with an indefinite life. Refer to Note 19, Acquisitions and Investments, for further information.
Separately, during the second quarter of 2022, we acquired proprietary technology with a preliminary value of $6.2 and a useful life of 10 years, in connection with the purchase of a product line within our CCT segment. Refer to Note 19, Acquisitions and Investments, for further information.
Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Remaining of 2022	10.9
2023	19.5
2024	14.1
2025	13.3
2026	9.5
2027	8.2
Thereafter	28.0

NOTE 12
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES
The following table summarizes our accrued liabilities and other non-current liabilities.

	July 2, 2022	December 31, 2021
Compensation and other employee-related benefits	$127.1	$155.2
Contract liabilities and other customer-related liabilities	86.8	69.1
Accrued income taxes and other tax-related liabilities	32.7	33.6
Operating lease liabilities	18.8	20.1
Accrued warranty costs	15.5	17.7
Environmental liabilities and other legal matters	9.5	13.5
Accrued restructuring costs	5.4	11.0
Other	38.1	37.1
Accrued liabilities	$333.9	$357.3
Operating lease liabilities	$56.7	$64.0
Environmental liabilities	52.6	50.1
Compensation and other employee-related benefits	25.7	29.2
Deferred income taxes and other tax-related liabilities	20.9	29.0
Non-current maturities of long-term debt	8.7	9.9
Other	24.4	24.3
Other non-current liabilities	$189.0	$206.5

NOTE 13
DEBT
The following table summarizes our outstanding debt obligations.

	July 2, 2022	December 31, 2021
Commercial paper(a)	$544.9	$195.4
Other short-term notes payable	4.3	—
Current maturities of long-term debt and finance leases	2.2	2.2
Commercial paper and current maturities of long-term debt	551.4	197.6
Non-current maturities of long-term debt	8.7	9.9
Total debt and finance leases	$560.1	$207.5
(a)    The increase in commercial paper outstanding from December 31, 2021 to July 2, 2022 was primarily related to funding our share repurchase activity and our acquisition of Habonim. See Note 19, Acquisitions and Investments, for further information.

Commercial Paper
The following table presents our outstanding commercial paper borrowings and associated weighted average interest rates as of July 2, 2022 and December 31, 2021.

	July 2, 2022	December 31, 2021
Commercial Paper Outstanding - U.S. Program	$399.7	$150.0
Commercial Paper Outstanding - Euro Program	145.2	45.4
Total Commercial Paper Outstanding	$544.9	195.4
Weighted Average Interest Rate - U.S. Program	2.01%	0.28%
Weighted Average Interest Rate - Euro Program	(0.06)%	(0.47)%
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
The interest rate per annum on the 2021 Revolving Credit Agreement is based on the LIBOR rate of the currency we borrow in, plus a margin of 1.1%, with applicable benchmark replacement rates for the currencies available when LIBOR is phased out as a result of the impending reference rate reform. As of July 2, 2022 and December 31, 2021, we had no outstanding borrowings under the 2021 Revolving Credit Agreement. There is a 0.15% fee per annum applicable to the commitments under the 2021 Revolving Credit Agreement. The margin and fees are subject to adjustment should the Company’s credit ratings change.
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
As of July 2, 2022, all financial covenants (e.g., leverage ratio) associated with the 2021 Revolving Credit Agreement were within the prescribed thresholds.
NOTE 14
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses in our Consolidated Condensed Statements of Operations. The following table summarizes our LTIP costs.

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Equity-based awards	$5.0	$4.2	$8.7	$7.4
Liability-based awards	0.1	0.2	0.7	1.1
Total share-based compensation expense	$5.1	$4.4	$9.4	$8.5
At July 2, 2022, there was $32.4 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.0 years. Additionally, unrecognized compensation cost related to liability-based awards was $1.5, which is expected to be recognized ratably over a weighted-average period of 2.4 years.
Year-to-Date 2022 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and have three-year service periods. These awards either vest equally each year or at the completion of the three-year service period. During the six months ended July 2, 2022, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.2	$78.54
Performance stock units (PSUs)	0.1	$79.72
During the six months ended July 2, 2022 and July 3, 2021, a nominal amount of non-qualified stock options were exercised resulting in proceeds of $0.7 and $0.5, respectively. During the six months ended July 2, 2022 and July 3, 2021, RSUs of 0.1 and 0.1, respectively, vested and were issued. During the six months ended July 2, 2022 and July 3, 2021, PSUs of 0.1 and 0.2 that vested on December 31, 2021 and 2020, respectively, were issued.
NOTE 15
CAPITAL STOCK
On October 30, 2019, the Board of Directors approved an indefinite term $500 open-market share repurchase program (the 2019 Plan). During the six months ended July 2, 2022 and July 3, 2021, the Company repurchased and retired 3.0 and 0.6 shares of common stock for $240.9 and $50.0, respectively, under the 2019 Plan.
Separate from the open-market share repurchase program, the Company repurchases shares of common stock in settlement of employee tax withholding obligations due upon the vesting of equity-based compensation awards. During the six months ended July 2, 2022 and July 3, 2021, the Company repurchased 0.1 shares and 0.1 shares of common stock for $8.5 and $11.4, respectively, in connection with the net settlement of employee LTIP awards.
NOTE 16
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the changes within each component of accumulated other comprehensive loss.

As of and for the Three Months Ended July 2, 2022	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
April 2, 2022	$(41.1)	$(292.2)	$(333.3)
Net change in postretirement benefit plans, net of tax	(0.2)	—	(0.2)
Net foreign currency translation adjustment	—	(70.8)	(70.8)
July 2, 2022	$(41.3)	$(363.0)	$(404.3)

As of and for the Six Months Ended July 2, 2022
December 31, 2021	$(40.8)	$(280.5)	$(321.3)
Net change in postretirement benefit plans, net of tax	(0.5)	—	(0.5)
Net foreign currency translation adjustment	—	(82.5)	(82.5)
July 2, 2022	$(41.3)	$(363.0)	$(404.3)

As of and for the Three Months Ended July 3, 2021
April 3, 2021	$(55.9)	$(253.5)	$(309.4)
Net foreign currency translation adjustment	—	8.4	8.4
July 3, 2021	$(55.9)	$(245.1)	$(301.0)

As of and for the Six Months Ended July 3, 2021	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
December 31, 2020	$(55.9)	$(223.5)	$(279.4)
Net foreign currency translation adjustment	—	(21.6)	(21.6)
July 3, 2021	$(55.9)	$(245.1)	$(301.0)
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
Asbestos Divestiture
Prior to the divestiture described below, former subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, which are wholly owned subsidiaries of InTelCo Management LLC (InTelCo), had been sued along with many other companies in product liability lawsuits alleging personal injury due to purported asbestos exposure.
On June 30, 2021, the Company entered into a Membership Interest Purchase Agreement (the Purchase Agreement) with Sapphire TopCo, Inc. (Buyer), a wholly owned subsidiary of Delticus HoldCo, L.P., which is a portfolio company of the private equity firm, Warburg Pincus LLC. Under the Purchase Agreement, the Company transferred 100% of the equity interests of InTelCo to the Buyer, effective as of July 1, 2021, along with a cash contribution from the Company to InTelCo of $398. As InTelCo was the obligor for the Company's asbestos-related liabilities and policyholder of the related insurance assets through its subsidiaries ITT LLC and Goulds Pumps LLC, the rights and obligations related to these items transferred upon the sale. In addition, pursuant to the Purchase Agreement, the Buyer and InTelCo have indemnified the Company and its affiliates for legacy asbestos-related liabilities and other product liabilities, and the Company has indemnified InTelCo and its affiliates for all other historical liabilities of InTelCo. This indemnification is not subject to any cap or time limitation. In connection with the sale, the Company and its Board of Directors received a solvency opinion from an independent advisory firm that InTelCo was solvent and adequately capitalized after giving effect to the transaction.
Following the completion of the transfer, the Company no longer has any obligation with respect to pending and future asbestos claims. As such, all associated asbestos-related assets and liabilities are no longer reported on the Company’s consolidated balance sheet. The transaction resulted in a pre-tax gain of $88.8. Additionally, the Company recorded tax expense as a result of the reversal of previously recorded deferred tax assets of $116.9, resulting in an after-tax loss of $28.1 recorded in the second quarter of 2021. The following table summarizes our total pre-tax net asbestos-related (benefit).

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Asbestos provision(a)	$—	$12.0	$—	$14.4
Gain on divestiture before income tax	—	(88.8)	—	(88.8)
Asbestos-related benefit, net	$—	$(76.8)	$—	$(74.4)

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
The following table provides a rollforward of our estimated environmental liability.

For the Six Months Ended	July 2, 2022	July 3, 2021
Environmental liability - beginning balance	$54.1	$58.3
Change in estimates for pre-existing accruals:
Continuing operations	—	0.1
Discontinued operations(a)	5.4	(0.1)
Accruals added during the period for new matters	0.1	1.0
Payments	(2.7)	(6.7)
Foreign currency	(0.3)	(0.1)
Environmental liability - ending balance	$56.6	$52.5
(a)    During the six months ended July 2, 2022, we increased the estimated environmental liability for a former site of ITT by $5.4 and recognized an insurance-related asset of $4.3. The resulting net pre-tax expense of $1.1 has been presented as a loss from discontinued operations within the Consolidated Condensed Statements of Operations.
Environmental-related assets, including a Qualified Settlement Fund and estimated recoveries from insurance providers and other third parties, were $14.5 and $12.1 as of July 2, 2022 and July 3, 2021, respectively.
We are currently involved with 27 active environmental investigation and remediation sites. As of July 2, 2022, we have estimated the potential high-end liability of environmental-related matters to be $100.
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
NOTE 18
DERIVATIVE FINANCIAL INSTRUMENTS
As of July 2, 2022, the U.S. dollar equivalent notional value of our outstanding foreign currency forward and option contracts, which are denominated in euros, was $107.1 and the fair value was $7.8, recorded within other current assets. As of December 31, 2021, the U.S. dollar equivalent notional value of our outstanding foreign currency forward and option contracts was $24.2 and the fair value was $1.9. During the three and six months ended July 2, 2022, we recognized gains related to foreign currency derivatives not designated as hedges of $3.3 and $5.6, respectively, within general and administrative expenses. During the three and six months ended July 3, 2021, we recognized a loss of $0.8 and $2.2, respectively.
From time to time, we enter into call option contracts to mitigate exposure to commodity price fluctuations. As of July 2, 2022, call option contracts were nominal. There were no call option contracts outstanding as of December 31, 2021.
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative’s contractual terms and observable foreign exchange rates. The fair values of the derivatives summarized above are determined based on Level 2 inputs in the fair value hierarchy.
NOTE 19
ACQUISITIONS AND INVESTMENTS

Acquisition of Habonim Industrial Valves and Actuators Ltd (Habonim)
On April 4, 2022, we completed the acquisition of 100% of the privately held stock of Habonim for a purchase price of $139.9. Habonim is a designer and manufacturer of valves, valve automation and actuation for the gas distribution (including liquified natural gas), biotech and harsh application service sectors. Habonim sells directly to original equipment manufacturers and integrators for customized solutions. Habonim has operations in Israel, the U.S., and the Netherlands, reported annual sales of $44 in 2021, and has a workforce of approximately 200 employees. Habonim’s results are reported within the Industrial Process segment beginning in the second quarter of 2022.
The primary areas of the purchase price allocations that are not yet finalized relate to the valuation of certain tangible and intangible assets, liabilities, income tax, and residual goodwill, which represents the excess of the purchase price over the fair value of the net tangible and other intangible assets acquired. We expect to obtain the information necessary to finalize the fair value of the net assets and liabilities during the measurement period, not to exceed one year from the acquisition date. Changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period they occur. The goodwill arising from these acquisitions is not expected to be deductible for income tax purposes.

Preliminary Allocation of Purchase Price	Habonim
Receivables	$10.2
Inventory	18.2
Plant, property and equipment	16.1
Goodwill	68.7
Other intangible assets	45.7
Other assets	4.2
Accounts payable and accrued liabilities	(8.7)
Other liabilities	(11.8)
Noncontrolling interest	(2.7)
Net assets acquired	$139.9
Pro forma results of operations have not been presented because the acquisition was not deemed significant as of the acquisition date.
Investments in CRP Technology and CRP USA (CRP)
During the second quarter of 2022, we purchased a minority investment of 46% in CRP Technology Srl and 33% in CRP USA LLC (collectively "CRP") for $23.0. CRP is a manufacturer of reinforced composite materials for 3D printing for the aerospace, defense, premium automotive, and motorsports industries. CRP's Windform® high-performance materials enable engineers to develop complex, customized designs while providing lightweight and exceptionally durable products. The CRP investments are accounted for as equity method investments.
Other
During the second quarter of 2022, we purchased all production assets and proprietary technology related to an energy absorption product line for high-cycle applications in industrial automation. The product line was acquired for $7.0 from Clippard Instrument Laboratory, Inc., which is a U.S. manufacturer of electronic and pneumatic components. These assets are included within the CCT segment.

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
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three and six months ended July 3, 2021, unless stated otherwise.
Russia-Ukraine Conflict:
In February 2022, the United States announced targeted economic sanctions on Russia and certain Russian citizens in response to Russia’s invasion of Ukraine. As described in Part I, Item IA, “Risk Factors” in our 2021 Annual Report for the fiscal year ended December 31, 2021, our business may be sensitive to global economic conditions, which can be negatively impacted by instability in the geopolitical environment. Our annual sales directly to customers in Russia and Ukraine were approximately $38 for 2021. At the start of the conflict, annual sales to customers in Russia and Ukraine, including sales to customers selling or supplying to Russia or Ukraine, were expected to be approximately $60 for 2022. In addition, this year we expect an indirect sales impact of approximately $25 stemming from a reduction in supply of auto components made in Ukraine.
During the six months ended July 2, 2022, we recorded total charges of $8.0, primarily related to inventory and account receivable reserves to reflect the current macroeconomic conditions impacting some of our customers that sell or supply into this region. If circumstances worsen, we may experience a further reduction in demand and could incur additional charges, including potential fixed asset impairments, severance and other expenses. We are currently exploring alternatives for our operations in Russia, which could include a sale, disposition or wind down of operations, or a combination of these alternatives, although there cannot be any assurance of the timeline for or success of these alternatives. For additional discussion of the risks related to the Russia-Ukraine conflict, see Part II, Item 1A, “Risk Factors” herein.
COVID-19 Update:
The Company continues to be proactive in responding to the challenges stemming from the COVID-19 pandemic. As a result, we have been able to continue delivering to our customers. Future impacts of COVID-19 on our business and financial results remain uncertain and will be dependent on the effect and duration of variant strains of the virus. As a result of these variants, certain countries around the world in which we operate, such as China, have reinstituted restrictive measures that were previously implemented to curtail the spread of the virus. Continued challenges resulting from the COVID-19 pandemic have adversely impacted, and may continue to adversely impact, our business and financial results. For additional discussion of risks related to COVID-19, see Part I, Item IA, “Risk Factors” in our 2021 Annual Report.

Executive Summary
The following table provides a summary of key performance indicators for the second quarter of 2022 as compared to the second quarter of 2021.

Summary of Key Performance Indicators for the Second Quarter of 2022
Revenue	Segment Operating Income	Segment Operating Margin	EPS
$733	$114	15.6%	$0.91
6% Increase	Flat	-90bp Decrease	102% Increase
Organic Revenue	Adjusted Segment Operating Income	Adjusted Segment Operating Margin	Adjusted EPS
$758	$117	15.9%	$0.98
10% Increase	2% Increase	-60bp Decrease	4% Increase
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled “Key Performance Indicators and Non-GAAP Measures” for definitions and reconciliations between GAAP and non-GAAP metrics.
Our second quarter 2022 results include:
•Revenue of $733.3 increased by $41.7 due to strong growth in CCT’s connectors and components, IP’s short-cycle business, and MT’s Friction business. In addition, revenue from the acquisition of Habonim contributed growth of 2.2%. The increase was partially offset by unfavorable foreign currency impacts of $40.5 and reduced volumes stemming from the Russia-Ukraine conflict.
•Segment operating income of $114.3, including favorable foreign currency impacts of $2.6, was flat. Higher raw material and overhead costs stemming from continued supply chain challenges and inflation were offset by pricing actions, productivity savings, and higher sales volume.
•Income from continuing operations of $0.91 per diluted share increased $0.46 as compared to the prior year of $0.45 per share, due to an asbestos-related after-tax loss of $37.2 primarily related to the divestiture of the entity holding asbestos-related assets and liabilities in 2021. Adjusted income from continuing operations was $0.98 per diluted share, an increase of $0.04 as compared to the prior year.
In terms of capital deployment, during the second quarter of 2022, we completed the acquisition of Habonim for a purchase price of $139.9. Also during the second quarter, we repurchased 0.9 shares of common stock on the open-market for $63.0 and declared a dividend of $0.264 per share, which was a 20% increase from the quarterly dividend of $0.22 in 2021.

DISCUSSION OF FINANCIAL RESULTS

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	Change		July 2, 2022	July 3, 2021	Change
Revenue	$733.3	$691.6	6.0%		$1,459.5	$1,390.0	5.0%
Gross profit	222.2	224.6	(1.1)%		440.6	453.6	(2.9)%
Gross margin	30.3%	32.5%	(220)	bp	30.2%	32.6%	(240)	bp
Operating expenses(a)	121.7	45.0	170.4%		245.5	164.1	49.6%
Operating expense to revenue ratio	16.6%	6.5%	1,010	bp	16.8%	11.8%	500	bp
Operating income(a)	100.5	179.6	(44.0)%		195.1	289.5	(32.6)%
Operating margin	13.7%	26.0%	(1,230)	bp	13.4%	20.8%	(740)	bp
Interest and non-operating expenses (income), net	0.5	(3.5)	(114.3)%		0.3	(4.8)	(106.3)%
Income tax expense	24.0	143.9	(83.3)%		43.5	168.6	(74.2)%
Effective tax rate	24.0%	78.6%	(5,460)	bp	22.3%	57.3%	(3,500)	bp
Income from continuing operations attributable to ITT Inc.	75.8	39.0	94.4%		150.6	125.2	20.3%
Net income attributable to ITT Inc.	74.6	39.0	91.3%		149.4	125.2	19.3%
(a)    Operating expenses and operating income for the three and six months ended July 3, 2021 include the impact of the divestiture of the entity holding asbestos-related assets and liabilities. See Operating Expenses section below for further information.

REVENUE
The following table illustrates the revenue derived from each of our segments.

For the Three Months Ended	July 2, 2022	July 3, 2021	Change	Organic Growth(a)
Motion Technologies	$331.3	$343.6	(3.6)%	4.7%
Industrial Process	239.6	213.9	12.0%	8.1%
Connect & Control Technologies	163.2	134.5	21.3%	24.8%
Eliminations	(0.8)	(0.4)
Total Revenue	$733.3	$691.6	6.0%	9.6%

For the Six Months Ended	July 2, 2022	July 3, 2021	Change	Organic Growth(a)
Motion Technologies	$701.4	$712.7	(1.6)%	4.4%
Industrial Process	441.8	416.2	6.2%	5.1%
Connect & Control Technologies	317.8	261.8	21.4%	24.0%
Eliminations	(1.5)	(0.7)
Total Revenue	$1,459.5	$1,390.0	5.0%	8.2%
(a)See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Motion Technologies
MT revenue for the three and six months ended July 2, 2022 decreased $12.3 and $11.3, respectively. Excluding the impact of unfavorable foreign currency translation of $28.6 and $42.5, organic revenue increased $16.3 and $31.2, respectively. The increase for the three- and six-month periods was primarily due to growth in Friction of 6% and 5%, respectively, driven by strength in aftermarket. In addition, Wolverine increased 20% and 12%, respectively, due to higher sales of sealing materials.
The automotive industry has been, and continues to be, impacted by a global semiconductor supply shortage. This shortage has created supply chain disruptions for our automotive OEM customers, resulting in temporary declines in production. As a result, demand for our OEM brake pads and parts has been and may continue to be adversely affected until the shortage is resolved.
Industrial Process
IP revenue for the three and six months ended July 2, 2022 increased $25.7 and $25.6, respectively. Excluding revenue of $15.5 from the acquisition of Habonim and unfavorable foreign currency translation of $7.1 and $11.0, respectively, organic revenue increased by $17.3 and $21.1. The increase for the three- and six-month periods was primarily driven by growth in the short-cycle business of 19% and 16%, respectively, due to strength within the general industrial and chemical markets. The increase in both periods was partially offset by a decline in pump project sales of 27% and 29%, respectively, primarily within the energy and chemical markets.
The level of order and shipment activity at IP can vary significantly from period to period due to pump projects which are highly engineered, customized to customer needs, and have longer lead times. Total orders during the three months ended July 2, 2022 were $298.8, an increase of 29% as compared to July 3, 2021. Backlog as of July 2, 2022 was $576.4, an increase of $132.0, or 30%, as compared to the prior year period. Our backlog represents firm orders that have been received, acknowledged, and entered into our production systems.
Connect & Control Technologies
CCT revenue for the three and six months ended July 2, 2022 increased $28.7 and $56.0, respectively, which included unfavorable foreign currency translation impacts of $4.7 and $6.9. Organic revenue increased $33.4 and $62.9, respectively, primarily driven by growth in connector sales of 31% and 30%, respectively, particularly within the general industrial and aerospace and defense markets. Additionally, component sales grew by 14% and 16%, respectively, with strength in the aerospace and defense markets.
GROSS PROFIT
Gross profit for the three months ended July 2, 2022 and July 3, 2021 was $222.2 and $224.6, respectively, reflecting a gross margin of 30.3% and 32.5%. Gross profit for the six months ended July 2, 2022 and July 3, 2021 was $440.6 and $453.6, respectively, reflecting a gross margin of 30.2% and 32.6%. The decrease in gross profit was primarily driven by significant increases in raw material, shipping, and labor costs, as discussed further below. These items were partially offset by pricing actions, productivity savings, and higher sales volume.
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
OPERATING EXPENSES
The following table summarizes our operating expenses, including by segment.

	Three Months Ended			Six Months Ended
	July 2, 2022	July 3, 2021	Change	July 2, 2022	July 3, 2021	Change
General and administrative expenses	$57.0	$60.3	(5.5)%	$117.4	$116.0	1.2%
Sales and marketing expenses	40.4	38.3	5.5%	78.8	75.0	5.1%
Research and development expenses	24.3	23.2	4.7%	49.3	47.5	3.8%
Asbestos-related (benefit), net	—	(76.8)	(100.0)%	—	(74.4)	(100.0)%
Total operating expenses	$121.7	$45.0	170.4%	$245.5	$164.1	49.6%
Total operating expenses by segment:
Motion Technologies	$32.7	$41.4	(21.0)%	$73.9	$83.0	(11.0)%
Industrial Process	46.0	39.7	15.9%	86.9	76.0	14.3%
Connect & Control Technologies	29.2	29.4	(0.7)%	59.8	61.7	(3.1)%
Corporate & Other	13.8	(65.5)	(121.1)%	24.9	(56.6)	(144.0)%
General and administrative (G&A) expenses decreased $3.3 and increased $1.4 for the three and six months ended July 2, 2022, respectively. The decrease in the three-month period was driven by favorable foreign currency impacts, partially offset by higher bad debt. The increase in the six-month period was driven by higher bad debt and strategic investment-related costs and lower corporate-owned life insurance investment gains, partially offset by favorable foreign currency impacts.
Sales and marketing expenses increased $2.1 and $3.8 respectively for the three and six months ended July 2, 2022, primarily driven by temporary spending controls in place during the six months ended July 3, 2021 taken in response to the COVID-19 pandemic.
Research and development expenses increased $1.1 and $1.8 respectively for the three and six months ended July 2, 2022, due to continued strategic investments in innovation and new product development to drive future growth.
Asbestos-related matters during 2021 resulted in a net benefit of $76.8 and $74.4 for the three and six months ended, respectively, due to the recognition of a pre-tax gain of $88.8 from the divestiture of the entity holding asbestos-related assets and liabilities in the second quarter of 2021. See Note 17, Commitments and Contingencies, for further information.

OPERATING INCOME
The following table summarizes our operating income and margin by segment.

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	Change		July 2, 2022	July 3, 2021	Change
Motion Technologies	$47.0	$64.7	(27.4)%		$106.7	$140.7	(24.2)%
Industrial Process	39.1	31.5	24.1%		59.5	62.5	(4.8)%
Connect & Control Technologies	28.2	17.9	57.5%		53.9	29.7	81.5%
Segment operating income	114.3	114.1	0.2%		220.1	232.9	(5.5)%
Asbestos-related benefit, net	—	76.8	(100.0)%		—	74.4	(100.0)%
Other corporate costs	(13.8)	(11.3)	22.1%		(25.0)	(17.8)	40.4%
Total corporate and other costs, net	(13.8)	65.5	(121.1)%		(25.0)	56.6	(144.2)%
Total operating income	$100.5	$179.6	(44.0)%		$195.1	$289.5	(32.6)%
Operating margin:
Motion Technologies	14.2%	18.8%	(460)	bp	15.2%	19.7%	(450)	bp
Industrial Process	16.3%	14.7%	160	bp	13.5%	15.0%	(150)	bp
Connect & Control Technologies	17.3%	13.3%	400	bp	17.0%	11.3%	570	bp
Segment operating margin	15.6%	16.5%	(90)	bp	15.1%	16.8%	(170)	bp
Consolidated operating margin	13.7%	26.0%	(1,230)	bp	13.4%	20.8%	(740)	bp
MT operating income for the three and six months ended July 2, 2022 decreased $17.7 and $34.0, respectively. The decrease for both periods was primarily due to significantly higher raw material costs. The six-month period also included inventory and accounts receivable reserves of $3.7 related to the Russia-Ukraine conflict. The decline in both periods was partially offset by pricing actions and productivity savings.
IP operating income for the three and six months ended July 2, 2022 increased $7.6 and decreased $3.0, respectively. The increase for the three-month period was mainly driven by productivity savings, pricing actions, and favorable sales mix, partially offset by higher raw material costs. The decrease for the six-month period was mainly driven by significantly higher raw material costs, as well as reserves of $4.3 related to inventory and accounts receivable in connection with the Russia-Ukraine conflict, which was partially offset by productivity savings, pricing actions, and favorable sales mix.
CCT operating income for the three and six months ended July 2, 2022 increased $10.3 and $24.2, respectively. The increase for both periods was driven by productivity savings, volume and pricing actions, partially offset by unfavorable raw material costs and sales mix.
Other corporate costs for the three and six months ended July 2, 2022 increased $2.5 and $7.2, primarily driven by lower corporate-owned life insurance investment gains, a $1.7 asset impairment related to the relocation of the Company’s corporate headquarters, as well as an increase in strategic investment-related costs.
INTEREST AND NON-OPERATING EXPENSES AND INCOME, NET
The following table summarizes our net interest and non-operating expenses (income).

	Three Months Ended			Six Months Ended
	July 2, 2022	July 3, 2021	Change	July 2, 2022	July 3, 2021	Change
Interest and non-operating expense (income), net	$0.5	$(3.5)	(114.3)%	$0.3	$(4.8)	(106.3)%
The increase in interest and non-operating expenses for the three and six months ended July 2, 2022 is primarily due to a prior year gain of $3.4 from the final pricing adjustment related to the termination of our U.S. qualified pension plan, as well as higher interest expense associated with greater outstanding commercial paper borrowings and a higher average interest rate.

INCOME TAX EXPENSE
The following table summarizes our income tax expense and effective tax rate.

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	Change		July 2, 2022	July 3, 2021	Change
Income tax expense	$24.0	$143.9	(83.3)%		$43.5	$168.6	(74.2)%
Effective tax rate	24.0%	78.6%	(5,460)	bp	22.3%	57.3%	(3,500)	bp
The ETR for the three and six months ended July 2, 2022 was lower than the prior year due to the tax impact of the 2021 asbestos divestiture of $116.9 (see Note 17, Commitments and Contingencies, for further information). Additionally, the 2022 ETR included higher permanent tax benefits, primarily related to research and development incentives in both foreign and U.S. jurisdictions.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We support our growth and expansion in markets outside of the U.S. through the enhancement of existing products and development of new products, increased capital spending, and potential foreign acquisitions. We look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We transfer cash between certain international subsidiaries and the U.S. when it is cost effective to do so. During the year ended December 31, 2021, we had net cash distributions from foreign countries to the U.S. of $116.9. During the six months ended July 2, 2022, we had net cash distributions from foreign countries to the U.S. of $3.5. The timing and amount of any additional future distributions will be evaluated based on our jurisdictional cash needs.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions and other factors the Board of Directors deems relevant. Therefore, we cannot provide any assurance as to what level of dividends, if any, will be paid in the future. In the second quarter of 2022, we declared a dividend of $0.264 per share for shareholders of record on June 17, 2022, which was a 20% increase from the quarterly dividends declared of $0.22 in 2021. Dividend payments during the six months ended July 2, 2022 amounted to $44.3.
During the six months ended July 2, 2022 and July 3, 2021, we repurchased and retired 3.0 and 0.6 shares of common stock for $240.9 and $50.0, respectively, under our share repurchase plans. In addition, in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs, the Company repurchased 0.1 shares and 0.1 shares for an aggregate price of $8.5 and $11.4, respectively, during the six months ended July 2, 2022 and July 3, 2021. All repurchased shares are retired immediately following the repurchases.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding.
The following table presents our outstanding commercial paper borrowings.

	July 2, 2022	December 31, 2021
Commercial Paper Outstanding - U.S. Program	$399.7	$150.0
Commercial Paper Outstanding - Euro Program	145.2	45.4
Total Commercial Paper Outstanding	$544.9	195.4
The increase in commercial paper outstanding from December 31, 2021 to July 2, 2022 was primarily related to funding our share repurchase activity and acquisition of Habonim. See Note 19, Acquisitions and Investments, to the Consolidated Condensed Financial Statements for further information.
All outstanding commercial paper for both periods had maturity terms of less than three months from the date of issuance.
Revolving Credit Agreement
On August 5, 2021, we entered into a revolving credit facility agreement with a syndicate of third party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, and (ii) letters of credit for a face amount of up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments by a minimum aggregate amount of $10 or any whole multiple of $1 in excess thereof. Borrowings under the credit facility are available in U.S. dollars, Euros, British pound sterling or any other currency that may be requested by us, subject to the approval of the administrative agent and each lender. We are permitted to request that lenders increase the commitments under the facility by up to $350 for a maximum aggregate principal amount of $1,050; however, this is subject to certain conditions and therefore may not be available to us. As of July 2, 2022 and December 31, 2021, we had no outstanding borrowings under the 2021 Revolving Credit Agreement. See Note 13, Debt, to the Consolidated Condensed Financial Statements for further information.
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

For the Six Months Ended	July 2, 2022	July 3, 2021
Operating activities	$54.2	$(231.6)
Investing activities	(218.4)	(34.7)
Financing activities	70.5	(5.1)
Foreign exchange	(28.1)	(9.2)
Total net cash used in continuing operations	(121.8)	(280.6)
Operating Activities
The increase in net cash from operating activities of $285.8 was primarily due to the prior year payment of $398.0 to fund the asbestos-related divestiture. This was partially offset by increased working capital investments to support sales growth and mitigate continued supply chain disruptions, and the timing of accounts receivable collections.

Investing Activities
The increase in net cash used in investing activities was driven by our acquisition of Habonim for a purchase price of $139.9 and investment in CRP for $23.0. Refer to Note 19, Acquisitions and Investments, for further information. In addition, capital expenditures increased by $12.4 over the prior year.
Financing Activities
The increase in net cash from financing activities of $75.6 was due to an increase in net commercial paper borrowings of $269.2, partially offset by an increase in open-market repurchases of ITT common stock of $190.5.

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
The following tables include a reconciliation of revenue to organic revenue by segment.

Three Months Ended July 2, 2022	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2022 Revenue	$331.3	$239.6	$163.2	$(0.8)	$733.3
Acquisitions	—	(15.5)	—	—	(15.5)
Foreign currency translation	28.6	7.1	4.7	0.1	40.5
2022 Organic revenue	$359.9	$231.2	$167.9	$(0.7)	$758.3
2021 Revenue	$343.6	$213.9	$134.5	$(0.4)	$691.6
Organic growth	16.3	17.3	33.4	(0.3)	66.7
Percentage change	4.7%	8.1%	24.8%		9.6%

Six Months Ended July 2, 2022
2022 Revenue	$701.4	$441.8	$317.8	$(1.5)	$1,459.5
Acquisitions	—	(15.5)	—	—	(15.5)
Foreign currency translation	42.5	11.0	6.9	—	60.4
2022 Organic revenue	$743.9	$437.3	$324.7	$(1.5)	$1,504.4
2021 Revenue	$712.7	$416.2	$261.8	$(0.7)	$1,390.0
Organic growth	31.2	21.1	62.9	(0.8)	114.4
Percentage change	4.4%	5.1%	24.0%		8.2%

•“Adjusted operating income” and “Adjusted segment operating income” are defined as operating income, adjusted to exclude special items that include, but are not limited to, restructuring, severance, certain asset impairment charges, certain acquisition-related impacts, unusual or infrequent operating items and, for 2021, asbestos-related impacts. Special items represent charges or credits that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. “Adjusted operating margin” and “Adjusted segment operating margin” are defined as adjusted operating income or adjusted segment operating income, respectively, divided by revenue. We believe that these financial measures are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as evaluating operating performance in relation to our competitors.
The following tables include a reconciliation of operating income to adjusted operating income by segment.

Three Months Ended July 2, 2022	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income	$47.0	$39.1	$28.2	$114.3	$(13.8)	$100.5
Restructuring costs	1.5	0.8	(0.1)	2.2	—	2.2
Asset impairment	—	—	—	—	1.7	1.7
Impacts related to Russia-Ukraine conflict	(0.5)	(0.3)	—	(0.8)	—	(0.8)
Other(a)	0.2	0.6	—	0.8	0.3	1.1
Adjusted operating income	$48.2	$40.2	$28.1	$116.5	$(11.8)	$104.7
Adjusted operating margin	14.5%	16.8%	17.2%	15.9%		14.3%

Six Months Ended July 2, 2022
Operating income	$106.7	$59.5	$53.9	$220.1	$(25.0)	$195.1
Restructuring costs	1.5	1.0	—	2.5	—	2.5
Asset impairment	—	—	—	—	1.7	1.7
Impacts related to Russia-Ukraine conflict	3.7	4.3	—	8.0	—	8.0
Other(a)	1.1	1.2	—	2.3	1.2	3.5
Adjusted operating income	$113.0	$66.0	$53.9	$232.9	$(22.1)	$210.8
Adjusted operating margin	16.1%	14.9%	17.0%	16.0%		14.4%

Three Months Ended July 3, 2021
Operating income	$64.7	$31.5	$17.9	$114.1	$65.5	$179.6
Asbestos-related costs, net(b)	—	—	—	—	(76.8)	(76.8)
Restructuring costs	—	—	0.1	0.1	—	0.1
Other(a)	—	—	—	—	0.6	0.6
Adjusted operating income	$64.7	$31.5	$18.0	$114.2	$(10.7)	$103.5
Adjusted operating margin	18.8%	14.7%	13.4%	16.5%		15.0%

Six Months Ended July 3, 2021
Operating income	$140.7	$62.5	$29.7	$232.9	$56.6	$289.5
Asbestos-related costs, net(b)	—	—	—	—	(74.4)	(74.4)
Restructuring costs	—	0.9	2.5	3.4	0.3	3.7
Other(a)	—	—	—	—	1.7	1.7
Adjusted operating income	$140.7	$63.4	$32.2	$236.3	$(15.8)	$220.5
Adjusted operating margin	19.7%	15.2%	12.3%	17.0%		15.9%
(a)Includes severance charges, accelerated amortization of an intangible asset, and integration-related costs.
(b)Includes a gain resulting from the divestiture of the entity holding asbestos-related assets and liabilities. See Note 17, Commitments and Contingencies, for further information.

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
The following table includes reconciliations of income from continuing operations to adjusted income from continuing operations.

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Income from continuing operations attributable to ITT Inc.	$75.8	$39.0	$150.6	$125.2
Tax-related special items(a)	3.1	7.6	1.9	7.6
Restructuring costs, net of tax benefit of $(0.6), $(0.1), $(0.7) and $(0.6) respectively	1.6	—	1.8	3.1
Asset impairment charges, net of tax benefit of $(0.4), $0.0, $(0.4) and $0.0, respectively	1.3	—	1.3	—
Impacts related to Russia-Ukraine conflict, net of tax benefit of $0.0, $0.0, $(1.7) and $0.0, respectively	(0.8)	—	6.3	—
Net asbestos-related costs, net of tax expense of $0.0, $114.0, $0.0 and $113.5 respectively(b)	—	37.2	—	39.1
Other special items, net of tax benefit of $(0.5), $0.7, $(0.9) and $0.4 respectively(c)	0.6	(2.1)	2.6	(1.3)
Adjusted income from continuing operations	$81.6	$81.7	$164.5	$173.7
Income from continuing operations attributable to ITT Inc. per diluted share (EPS)	$0.91	$0.45	$1.79	$1.44
Adjusted EPS	$0.98	$0.94	$1.95	$2.00
(a)Tax-related special items primarily reflect tax on future distribution of foreign earnings, impacts from valuation allowances, and the write-down of a tax receivable.
(b)See Note 17, Commitments and Contingencies, for further information.
(c)Other special items for the quarterly and year-to-date periods of 2022 primarily reflect employee severance expense and integration-related costs. Other special items for the quarterly and year-to-date periods of 2021 include a benefit from finalization of the U.S. Qualified pension plan termination funding and accelerated amortization of an intangible asset.

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
Beginning in February 2022, the U.S. government and other nations imposed significant restrictions on most companies’ ability to do business in Russia as a result of Russia’s invasion of Ukraine. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability and geopolitical shifts which could have further adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Furthermore, such events have the potential to adversely impact the availability of commodities and energy, increase commodity prices, and exacerbate global inflationary pressures. Such geopolitical instability and uncertainty has had and could continue to have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions. Logistics restrictions, including closures of air space, could increase the costs, risks, and adverse impacts from these new challenges. Conflict-related inflationary pressures could further reduce our gross margins as a result of rising input costs. We may also be the subject of increased cyber-attacks as a result of the Russia-Ukraine conflict. During the six months ended July 2, 2022, we suspended our operations in Russia and recorded charges of $8.0 primarily related to inventory and bad debt reserves. Annual sales to customers selling or supplying products to Russia or Ukraine, and reduced production of auto components made in Ukraine, were expected to be approximately $60 to $85 during 2022. A significant escalation or expansion of economic disruption or the conflict’s current scope could have a material adverse effect on our business, financial condition, and results of operations. We are currently exploring alternatives for our operations in Russia, which could include a sale, disposition or wind down, or a combination of these alternatives, although we cannot provide any assurance of the timeline for or success of these alternatives.
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
Purchases of equity securities by the issuer and affiliated purchasers

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED(1)	AVERAGE PRICE PAID PER SHARE(2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
4/3/2022 - 4/30/2022	0.1	$76.73	0.1	$195.0
5/1/2022 - 5/28/2022	0.7	$70.88	0.7	$145.0
5/29/2022 - 7/2/2022	0.1	$64.57	0.1	$143.2
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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were €2.2 million euros and €1.5 million euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of €1.3 million euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through July 2, 2022, however, Bornemann did pay fees of approximately €3 thousand euros during the six months ended July 2, 2022 and approximately €10 thousand euros during 2021 to the German financial institution which is maintaining the Bond.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

(10.1)	RSU Agreement - 2022 Non-Employee Directors

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Condensed Financial Statements, and (vii) Cover Page

(104)	The cover page from the Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, formatted in Inline XBRL (included in Exhibit 101).
*Management compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ John Capela
John Capela
Chief Accounting Officer
(Principal Accounting Officer)
August 4, 2022