Form 10-Q
period 2022-10-01
ITT INC.
filed 2022-11-03
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of November 1, 2022, there were 82.7 million shares of Common Stock (par value $1.00 per share) of the issuer outstanding.

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
Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:
•impacts on our business stemming from the COVID-19 pandemic, including from government-mandated site closures, employee illness and absenteeism, and continued supply chain disruptions and raw material shortages, which has resulted in increased costs and reduced availability of key commodities and other necessary services;
•uncertain global economic and capital markets conditions, which have been influenced by the COVID-19 pandemic, the Russia-Ukraine war, rising inflation, changes in monetary policies, the threat of a possible global economic recession, trade disputes between the U.S. and its trading partners, political and social unrest, and the availability and fluctuations in prices of energy and commodities, including steel, oil, copper, and tin;
•volatility in raw material prices and our suppliers’ ability to meet quality and delivery requirements;
•failure to manage the distribution of products and services effectively;
•fluctuations in foreign currency exchange rates and the impact of such fluctuations on customer demand for our products and on our hedging arrangements;
•fluctuations in interest rates and the impact of such fluctuations on consumer behavior and on our cost of debt;
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
•the impacts on our business from Russia’s war with Ukraine, and the global response to it;
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
•fluctuations in our effective tax rate, including as a result of the passage of the Inflation Reduction Act of 2022 and other possible tax reform legislation in the U.S. and other jurisdictions;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue	$753.6	$689.6	$2,213.1	$2,079.6
Cost of revenue	520.2	467.6	1,539.1	1,404.0
Gross profit	233.4	222.0	674.0	675.6
General and administrative expenses	47.5	60.4	164.9	176.4
Sales and marketing expenses	39.5	37.4	118.3	112.4
Research and development expenses	24.4	22.5	73.7	70.0
Asbestos-related benefit, net	—	—	—	(74.4)
Operating income	122.0	101.7	317.1	391.2
Interest and non-operating expense (income), net	2.3	0.5	2.6	(4.3)
Income from continuing operations before income tax expense	119.7	101.2	314.5	395.5
Income tax expense	16.4	14.1	59.9	182.7
Income from continuing operations	103.3	87.1	254.6	212.8
(Loss) income from discontinued operations, net of tax (expense) benefit of $(0.1), $0.5, $0.3, and $0.5, respectively	(0.1)	0.9	(1.3)	0.9
Net income	103.2	88.0	253.3	213.7
Less: Income attributable to noncontrolling interests	0.8	0.5	1.5	1.0
Net income attributable to ITT Inc.	$102.4	$87.5	$251.8	$212.7

Amounts attributable to ITT Inc.:
Income from continuing operations	$102.5	$86.6	$253.1	$211.8
(Loss) income from discontinued operations, net of tax	(0.1)	0.9	(1.3)	0.9
Net income attributable to ITT Inc.	$102.4	$87.5	$251.8	$212.7

Earnings (loss) per share attributable to ITT Inc.:
Basic:
Continuing operations	$1.24	$1.01	$3.03	$2.46
Discontinued operations	—	0.01	(0.02)	0.01
Net income	$1.24	$1.02	$3.01	$2.47
Diluted:
Continuing operations	$1.23	$1.00	$3.02	$2.45
Discontinued operations	—	0.01	(0.02)	0.01
Net income	$1.23	$1.01	$3.00	$2.46
Weighted average common shares – basic	82.7	85.9	83.6	86.1
Weighted average common shares – diluted	83.0	86.3	83.9	86.6
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Operations.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$103.2	$88.0	$253.3	$213.7
Other comprehensive (loss):
Net foreign currency translation adjustment	(44.6)	(21.5)	(127.1)	(43.1)
Net change in postretirement benefit plans, net of tax expense of $3.4, $0.8, $3.1 and $0.6, respectively	11.4	3.1	10.9	3.1
Other comprehensive (loss)	(33.2)	(18.4)	(116.2)	(40.0)
Comprehensive income	70.0	69.6	137.1	173.7
Less: Comprehensive income attributable to noncontrolling interests	0.8	0.5	1.5	1.0
Comprehensive income attributable to ITT Inc.	$69.2	$69.1	$135.6	$172.7
Disclosure of reclassification adjustments to postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service benefit, net of tax expense of $(0.3), $(0.2), $(0.9) and $(0.8), respectively	$(1.1)	$(0.7)	$(3.0)	$(2.6)
Amortization of net actuarial loss, net of tax benefit of $0.1, $0.1, $0.4 and $0.5, respectively	0.7	0.9	2.1	2.8
Other adjustments:
Net actuarial gain, net of tax expense of $1.8, $0.9, $1.8 and $0.9, respectively	5.7	2.9	5.7	2.9
Prior service credit, net of tax expense of $1.9, $0.0, $1.9, and $0.0, respectively	$6.1	$—	$6.1	$—
Net change in postretirement benefit plans, net of tax	$11.4	$3.1	$10.9	$3.1
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Comprehensive Income.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of the Period Ended	October 1, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$514.5	$647.5
Receivables, net	628.9	555.1
Inventories	525.1	430.9
Other current assets	117.1	88.6
Total current assets	1,785.6	1,722.1
Non-current assets:
Plant, property and equipment, net	491.5	509.1
Goodwill	947.6	924.3
Other intangible assets, net	116.3	85.7
Other non-current assets	349.2	324.2
Total non-current assets	1,904.6	1,843.3
Total assets	$3,690.2	$3,565.4
Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper and current maturities of long-term debt	$541.4	$197.6
Accounts payable	390.7	373.4
Accrued liabilities	337.0	357.3
Total current liabilities	1,269.1	928.3
Non-current liabilities:
Postretirement benefits	170.2	199.9
Other non-current liabilities	185.4	206.5
Total non-current liabilities	355.6	406.4
Total liabilities	1,624.7	1,334.7
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 82.7 shares and 85.5 shares, respectively	82.7	85.5
Retained earnings	2,411.8	2,461.6
Total accumulated other comprehensive loss	(437.5)	(321.3)
Total ITT Inc. shareholders’ equity	2,057.0	2,225.8
Noncontrolling interests	8.5	4.9
Total shareholders’ equity	2,065.5	2,230.7
Total liabilities and shareholders’ equity	$3,690.2	$3,565.4
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Balance Sheets.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Nine Months Ended	October 1, 2022	October 2, 2021
Operating Activities
Income from continuing operations attributable to ITT Inc.	$253.1	$211.8
Adjustments to income from continuing operations:
Depreciation and amortization	81.5	85.3
Equity-based compensation	13.6	11.8
Asbestos-related benefit, net	—	(74.4)
Other non-cash charges, net	20.2	17.9
Divestiture of asbestos-related assets and liabilities	—	(398.0)
Changes in assets and liabilities:
Change in receivables	(120.8)	(63.0)
Change in inventories	(111.3)	(62.6)
Change in contract assets	(15.6)	0.6
Change in contract liabilities	24.4	(10.5)
Change in accounts payable	54.0	48.1
Change in accrued expenses	(30.6)	19.4
Change in income taxes	(12.1)	129.4
Other, net	(41.2)	(43.7)
Net Cash – Operating Activities	115.2	(127.9)
Investing Activities
Capital expenditures	(73.7)	(52.6)
Acquisitions, net of cash acquired	(146.9)	—
Payments to acquire interest in unconsolidated subsidiaries	(25.6)	—
Other, net	1.4	(1.3)
Net Cash – Investing Activities	(244.8)	(53.9)
Financing Activities
Commercial paper, net borrowings	363.1	95.4
Long-term debt, repayments	(1.1)	(1.3)
Share repurchases under repurchase plan	(245.6)	(100.7)
Payments for taxes related to net share settlement of stock incentive plans	(8.5)	(11.0)
Dividends paid	(66.1)	(57.0)
Other, net	1.2	0.4
Net Cash – Financing Activities	43.0	(74.2)
Exchange rate effects on cash and cash equivalents	(46.3)	(18.5)
Net cash – operating activities of discontinued operations	(0.1)	0.7
Net change in cash and cash equivalents	(133.0)	(273.8)
Cash and cash equivalents – beginning of year (includes restricted cash of $0.8 and $0.8, respectively)	648.3	860.6
Cash and Cash Equivalents – End of Period (includes restricted cash of $0.8 and $1.0, respectively)	$515.3	$586.8
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$5.7	$3.3
Income taxes, net of refunds received	$63.5	$50.2
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Cash Flows.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of and for the Three Months Ended October 1, 2022	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
July 2, 2022	82.7	$82.7	$2,329.9	$(404.3)	$8.3	$2,016.6
Net income	—	—	102.4	—	0.8	103.2
Shares issued and activity from stock incentive plans	—	—	6.0	—	—	6.0
Shares repurchased under repurchase plan	—	—	(4.4)	—	—	(4.4)
Shares withheld related to net share settlement of stock incentive plans	—	—	(0.2)	—	—	(0.2)
Dividends declared ($0.264 per share)	—	—	(21.9)	—	—	(21.9)
Dividends to noncontrolling interest	—	—	—	—	(0.5)	(0.5)
Total other comprehensive loss, net of tax	—	—	—	(33.2)	—	(33.2)
Other	—	—	—	—	(0.1)	(0.1)
October 1, 2022	82.7	$82.7	$2,411.8	$(437.5)	$8.5	$2,065.5

As of and for the Nine Months Ended October 1, 2022
December 31, 2021	85.5	$85.5	$2,461.6	$(321.3)	$4.9	$2,230.7
Net income	—	—	251.8	—	1.5	253.3
Shares issued and activity from stock incentive plans	0.3	0.3	15.1	—	—	15.4
Shares repurchased under repurchase plan	(3.0)	(3.0)	(242.3)	—	—	(245.3)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(8.6)	—	—	(8.7)
Dividends declared ($0.792 per share)	—	—	(65.8)	—	—	(65.8)
Dividends to noncontrolling interest	—	—	—	—	(0.5)	(0.5)
Purchase of noncontrolling interest	—	—	—	—	2.7	2.7
Total other comprehensive loss, net of tax	—	—	—	(116.2)	—	(116.2)
Other	—	—	—	—	(0.1)	(0.1)
October 1, 2022	82.7	$82.7	$2,411.8	$(437.5)	$8.5	$2,065.5

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (CONTINUED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of and for the Three Months Ended October 2, 2021	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
July 3, 2021	86.1	$86.1	$2,353.1	$(301.0)	$2.1	$2,140.3
Net income	—	—	87.5	—	0.5	88.0
Shares issued and activity from stock incentive plans	0.1	0.1	4.9	—	—	5.0
Share repurchases under repurchase plan	(0.6)	(0.6)	(49.4)	—	—	(50.0)
Shares withheld related to net share settlement of stock incentive plans	—	—	(0.3)	—	—	(0.3)
Dividends declared ($0.22 per share)	—	—	(19.0)	—	—	(19.0)
Dividends to noncontrolling interest	—	—	—	—	(0.4)	(0.4)
Total other comprehensive income, net of tax	—	—	—	(18.4)	—	(18.4)
Other	—	—	—	—	(0.2)	(0.2)
October 2, 2021	85.6	$85.6	$2,376.8	$(319.4)	$2.0	$2,145.0

As of and for the Nine Months Ended October 2, 2021
December 31, 2020	86.5	$86.5	$2,319.3	$(279.4)	$1.5	$2,127.9
Net income	—	—	212.7	—	1.0	213.7
Shares issued and activity from stock incentive plans	0.4	0.4	12.5	—	—	12.9
Share repurchases under repurchase plan	(1.2)	(1.2)	(98.8)	—	—	(100.0)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(11.6)	—	—	(11.7)
Dividends declared ($0.66 per share)	—	—	(57.3)	—	—	(57.3)
Dividends to noncontrolling interest	—	—	—	—	(0.4)	(0.4)
Total other comprehensive loss, net of tax	—	—	—	(40.0)	—	(40.0)
Other	—	—	—	—	(0.1)	(0.1)
October 2, 2021	85.6	$85.6	$2,376.8	$(319.4)	$2.0	$2,145.0
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
Business Combination
During the second quarter of 2022, we completed the acquisition of 100% of the privately held stock of Habonim Industrial Valves and Actuators Ltd. (Habonim), a leading provider of industrial valves and actuators for the gas distribution (including liquified natural gas), biotech, and harsh application service sectors, for a purchase price of $139.9. Habonim reported 2021 annual sales of $44. Habonim’s results are reported within the Industrial Process segment beginning in the second quarter of 2022. Refer to Note 20, Acquisitions and Investments for detailed information.
Divestiture of InTelCo Management LLC (InTelCo)
Effective July 1, 2021, the Company divested InTelCo, the entity holding asbestos-related assets and liabilities, to a third-party. See Note 18, Commitments and Contingencies, for further information.
Russia-Ukraine War
In February 2022, the United States and other leading nations announced targeted economic sanctions on Russia and certain Russian citizens in response to Russia’s war with Ukraine, which has increased regional instability and global economic and political uncertainty. As described in Part I, Item IA, “Risk Factors” in our 2021 Annual Report for the fiscal year ended December 31, 2021, our business may be sensitive to global economic conditions, which can be negatively impacted by instability in the geopolitical environment. Our annual sales directly to customers in Russia and Ukraine were approximately $38 in 2021.
During the three and nine months ended October 1, 2022, we recorded total charges of $0.3 and $8.2, respectively, primarily related to inventory and accounts receivable write-downs to reflect the increased risks facing some of our customers that serve the regions impacted by the Russia-Ukraine war. If circumstances worsen, we may experience a further reduction in demand for our products. We are currently exploring alternatives for our operations in Russia, which could include a sale, disposition or wind down of operations, or a combination of these, although we cannot provide any assurance of the timeline for or the success of these alternatives. Such alternatives may cause us to incur additional costs, such as fixed asset impairments, severance and other expenses. For additional discussion of the risks related to the Russia-Ukraine war, see Part II, Item 1A, “Risk Factors” herein.
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
ITT’s quarterly financial periods end on the Saturday that is closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. ITT’s third quarter for 2022 and 2021 ended on October 1, 2022 and October 2, 2021, respectively.
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all accounting standard updates (ASUs). ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated condensed financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquiror on the acquisition date in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), as if it had originated the contracts. Under the previous guidance, such assets and liabilities were recognized by the acquiror at fair value as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. We have adopted and applied this guidance in connection with the Habonim acquisition. The adoption of this guidance did not have a significant impact on our operating results, financial position, or cash flows.
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

The following table presents our revenue, operating income, and operating margin for each segment.

	Revenue		Operating Income		Operating Margin
For the Three Months Ended	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Motion Technologies	$342.2	$332.3	$54.0	$53.6	15.8%	16.1%
Industrial Process	248.5	210.7	48.1	32.4	19.4%	15.4%
Connect & Control Technologies	163.2	147.1	30.3	25.2	18.6%	17.1%
Eliminations	(0.3)	(0.5)	—	—	—	—
Total segment results	753.6	689.6	132.4	111.2	17.6%	16.1%
Corporate and Other costs	—	—	(10.4)	(9.5)	—	—
Total	$753.6	$689.6	$122.0	$101.7	16.2%	14.7%

	Revenue		Operating Income		Operating Margin
For the Nine Months Ended	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Motion Technologies	$1,043.6	$1,045.0	$160.7	$194.3	15.4%	18.6%
Industrial Process	690.3	626.9	107.6	94.9	15.6%	15.1%
Connect & Control Technologies	481.0	408.9	84.2	54.9	17.5%	13.4%
Eliminations	(1.8)	(1.2)	—	—	—	—
Total segment results	2,213.1	2,079.6	352.5	344.1	15.9%	16.5%
Asbestos-related benefit, net(a)	—	—	—	74.4	—	—
Other Corporate costs	—	—	(35.4)	(27.3)	—	—
Total Corporate and Other costs	—	—	(35.4)	47.1	—	—
Total	$2,213.1	$2,079.6	$317.1	$391.2	14.3%	18.8%
(a)The 2021 period includes a pre-tax gain of $88.8 resulting from the divestiture of the entity holding asbestos-related assets and liabilities. See Note 18, Commitments and Contingencies, for further information.
The following table presents our total assets, capital expenditures, and depreciation & amortization expense for each segment.

As of and for the Nine Months Ended	Total Assets		Capital Expenditures		Depreciation & Amortization
	October 1, 2022	December 31, 2021	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Motion Technologies	$1,298.9	$1,272.8	$52.6	$42.1	$45.5	$47.8
Industrial Process	1,192.2	1,030.0	7.4	4.1	19.0	16.7
Connect & Control Technologies	723.4	719.3	9.4	5.3	14.3	16.6
Corporate and Other	475.7	543.3	4.3	1.1	2.7	4.2
Total	$3,690.2	$3,565.4	$73.7	$52.6	$81.5	$85.3

NOTE 4
REVENUE
The following tables present our revenue disaggregated by end market.

For the Three Months Ended October 1, 2022	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$333.1	$—	$—	$—	$333.1
Chemical and industrial pumps	—	187.9	—	—	187.9
General industrial	7.2	—	71.4	(0.3)	78.3
Aerospace and defense	1.9	—	80.5	—	82.4
Energy	—	60.6	11.3	—	71.9
Total	$342.2	$248.5	$163.2	$(0.3)	$753.6

For the Nine Months Ended October 1, 2022
Auto and rail	$1,013.8	$—	$—	$—	$1,013.8
Chemical and industrial pumps	—	551.7	—	—	551.7
General industrial	23.9	—	215.6	(1.8)	237.7
Aerospace and defense	5.9	—	233.7	—	239.6
Energy	—	138.6	31.7	—	170.3
Total	$1,043.6	$690.3	$481.0	$(1.8)	$2,213.1

For the Three Months Ended October 2, 2021
Auto and rail	$323.7	$—	$—	$(0.1)	$323.6
Chemical and industrial pumps	—	164.6	—	—	164.6
General industrial	7.1	—	69.8	(0.4)	76.5
Aerospace and defense	1.5	—	67.3	—	68.8
Energy	—	46.1	10.0	—	56.1
Total	$332.3	$210.7	$147.1	$(0.5)	$689.6

For the Nine Months Ended October 2, 2021
Auto and rail	$1,021.9	$—	$—	$(0.1)	$1,021.8
Chemical and industrial pumps	—	492.0	—	—	492.0
General industrial	17.4	—	190.1	(1.1)	206.4
Aerospace and defense	5.7	—	191.4	—	197.1
Energy	—	134.9	27.4	—	162.3
Total	$1,045.0	$626.9	$408.9	$(1.2)	$2,079.6
Contract Assets and Liabilities
Contract assets consist of unbilled amounts where revenue recognized exceeds customer billings, net of allowances for credit losses. Contract assets are included in other current assets and other non-current assets in our Consolidated Condensed Balance Sheets. Contract liabilities consist of advance customer payments and billings in excess of revenue recognized. Contract liabilities are included in accrued liabilities and other non-current liabilities in our Consolidated Condensed Balance Sheets.

The following table represents our net contract assets and liabilities.

	October 1, 2022	December 31, 2021
Current contract assets, net	$33.1	$20.6
Non-current contract assets, net	0.3	0.3
Current contract liabilities	(67.9)	(46.6)
Non-current contract liabilities	(4.4)	(4.4)
Net contract liabilities	$(38.9)	$(30.1)
During the three and nine months ended October 1, 2022, we recognized revenue of $9.0 and $29.3, respectively, related to contract liabilities as of December 31, 2021. The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of October 1, 2022 was $1,066.8. Of this amount, we expect to recognize approximately $480 to $500 of revenue during the remainder of 2022.
NOTE 5
INCOME TAXES
The following table summarizes our income tax expense and effective tax rate.

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Income tax expense	$16.4	$14.1	$59.9	$182.7
Effective tax rate	13.7%	13.9%	19.0%	46.2%
The effective tax rate (ETR) for the nine months ended October 1, 2022 was lower than the prior year due to the tax impact of the 2021 asbestos divestiture of $116.9 (see Note 18, Commitments and Contingencies, for further information). Additionally, the 2022 ETR included higher permanent tax benefits, primarily related to research and development incentives in both foreign and U.S. jurisdictions. The ETR during the three and nine months ended October 1, 2022 included a $1.7 benefit from the reversal of a valuation allowance on a net operating loss carryforward in Italy.
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

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Basic weighted average common shares outstanding	82.7	85.9	83.6	86.1
Add: Dilutive impact of outstanding equity awards	0.3	0.4	0.3	0.5
Diluted weighted average common shares outstanding	83.0	86.3	83.9	86.6
There were no anti-dilutive shares related to equity stock unit awards for any of the periods presented.

NOTE 7
RECEIVABLES, NET

The following table summarizes our receivables and associated allowance for credit losses.

As of the Period Ended	October 1, 2022	December 31, 2021
Trade accounts receivable	$608.3	$530.4
Notes receivable	14.4	19.2
Other	19.1	17.5
Receivables, gross	641.8	567.1
Less: Allowance for credit losses - receivables(a)	(12.9)	(12.0)
Receivables, net	$628.9	$555.1
The following table displays our allowance for credit losses for receivables and contract assets.

As of the Period Ended	October 1, 2022	December 31, 2021
Allowance for credit losses - receivables(a)	$12.9	$12.0
Allowance for credit losses - contract assets	0.5	0.5
Total allowance for credit losses	$13.4	$12.5
The following table displays a rollforward of our total allowance for credit losses.

	October 1, 2022	October 2, 2021
Total allowance for credit losses - January 1	$12.5	$15.6
Charges (recoveries) to income(a)	2.5	(2.7)
Write-offs	(1.1)	(0.8)
Foreign currency and other	(0.5)	(0.1)
Total allowance for credit losses - ending balance	$13.4	$12.0
(a)    During the nine months ended October 1, 2022, we recognized bad debt expense of $1.2 relating to impacts stemming from the Russia-Ukraine war. See Note 1, Description of Business and Basis of Presentation, for further information.

NOTE 8
INVENTORIES
The following table summarizes our inventories.

As of the Period Ended	October 1, 2022	December 31, 2021
Finished goods	$83.6	$73.0
Work in process	114.0	92.3
Raw materials(a)	327.5	265.6
Inventories(b)	$525.1	$430.9
(a)    The increase in raw materials inventory from December 31, 2021 to October 1, 2022 was due to investments made to support sales growth and to mitigate continued supply chain disruptions, as well as from cost inflation.
(b)    During the nine months ended October 1, 2022, we recorded inventory write-downs of $5.6 related to inventories held by entities impacted by the Russia-Ukraine war. See Note 1, Description of Business and Basis of Presentation, for further information.
NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS
The following table summarizes our other current and non-current assets.

As of the Period Ended	October 1, 2022	December 31, 2021
Advance payments and other prepaid expenses	$53.8	$44.1
Current contract assets, net	33.1	20.6
Prepaid income taxes	12.5	10.4
Other	17.7	13.5
Other current assets	$117.1	$88.6
Other employee benefit-related assets	$117.7	$118.4
Deferred income taxes	71.4	63.4
Operating lease right-of-use assets	67.4	78.0
Equity-method and other investments(a)	42.7	14.5
Capitalized software costs	12.9	16.7
Environmental-related assets	10.2	8.5
Other	26.9	24.7
Other non-current assets	$349.2	$324.2
(a)    During the second quarter of 2022, we purchased minority investments in CRP Technology Srl and CRP USA LLC (collectively "CRP") for $23.0. Refer to Note 20, Acquisitions and Investments, for further information.

NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET
The following table summarizes our property, plant, and equipment, net of accumulated depreciation.

	Useful life (in years)	October 1, 2022	December 31, 2021
Machinery and equipment	2 - 10	$1,137.8	$1,202.0
Buildings and improvements	5 - 40	266.1	265.5
Furniture, fixtures and office equipment	3 - 7	77.0	78.3
Construction work in progress		83.7	62.8
Land and improvements		29.0	32.5
Other		3.2	4.3
Plant, property and equipment, gross		1,596.8	1,645.4
Less: Accumulated depreciation		(1,105.3)	(1,136.3)
Plant, property and equipment, net		$491.5	$509.1
Depreciation expense of $19.4 and $61.4, and $21.3 and $64.2 was recognized in the three and nine months ended October 1, 2022 and October 2, 2021, respectively.

NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2021	$292.3	$352.4	$279.6	$924.3
Acquired	—	67.9	0.3	68.2
Foreign exchange translation	(10.8)	(30.8)	(3.3)	(44.9)
Goodwill - October 1, 2022	$281.5	$389.5	$276.6	$947.6
Goodwill acquired is related to our acquisitions of Habonim and a product line from Clippard Instrument Laboratory, Inc. (Clippard) in the second quarter of 2022, and represents the preliminary calculation of the excess purchase price over the net assets acquired. The valuations of Habonim and Clippard are pending completion. Upon completion, goodwill acquired will be adjusted based on the final fair values of the net assets acquired. Refer to Note 20, Acquisitions and Investments, for further information.

Other Intangible Assets, Net
The following table summarizes our other intangible assets, net of accumulated amortization.

	October 1, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$189.8	$(122.9)	$66.9	$162.1	$(113.7)	$48.4
Proprietary technology	58.4	(29.3)	29.1	46.1	(26.9)	19.2
Patents and other	17.2	(15.5)	1.7	15.7	(14.0)	1.7
Finite-lived intangible total	265.4	(167.7)	97.7	223.9	(154.6)	69.3
Indefinite-lived intangibles	18.6	—	18.6	16.4	—	16.4
Other intangible assets	$284.0	$(167.7)	$116.3	$240.3	$(154.6)	$85.7
Amortization expense related to finite-lived intangible assets was $5.3 and $15.3, and $4.7 and $14.7 for the three and nine months ended October 1, 2022 and October 2, 2021, respectively.
The preliminary fair values of intangible assets acquired in connection with the purchase of Habonim mainly include $33.0 of customer relationships with a useful life of 15 years, $8.8 of developed technology with a useful life of 20 years, $2.3 of customer backlog with a useful life of 9 months, and $3.1 for a trade name with an indefinite life. Refer to Note 20, Acquisitions and Investments, for further information.
Separately, we acquired proprietary technology and customer relationships with preliminary fair values of $5.5 and $0.5, respectively, both with a useful life of 10 years, in connection with the purchase of the Clippard product line in the second quarter of 2022. Refer to Note 20, Acquisitions and Investments, for further information.
Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Remaining of 2022	6.7
2023	19.4
2024	14.0
2025	13.2
2026	9.4
2027	8.1
Thereafter	26.9

NOTE 12
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES
The following table summarizes our accrued liabilities and other non-current liabilities.

	October 1, 2022	December 31, 2021
Compensation and other employee-related benefits	$129.3	$155.2
Contract liabilities and other customer-related liabilities	89.3	69.1
Accrued income taxes and other tax-related liabilities	35.3	33.6
Operating lease liabilities	17.3	20.1
Accrued warranty costs	14.2	17.7
Environmental liabilities and other legal matters	8.9	13.5
Accrued restructuring costs	4.8	11.0
Other	37.9	37.1
Accrued liabilities	$337.0	$357.3
Operating lease liabilities	$54.4	$64.0
Environmental liabilities	51.8	50.1
Compensation and other employee-related benefits	24.2	29.2
Deferred income taxes and other tax-related liabilities	21.2	29.0
Non-current maturities of long-term debt	8.2	9.9
Other	25.6	24.3
Other non-current liabilities	$185.4	$206.5

NOTE 13
DEBT
The following table summarizes our outstanding debt obligations.

	October 1, 2022	December 31, 2021
Commercial paper(a)	$536.2	$195.4
Other short-term notes payable	3.2	—
Current maturities of long-term debt and finance leases	2.0	2.2
Commercial paper and current maturities of long-term debt	541.4	197.6
Non-current maturities of long-term debt	8.2	9.9
Total debt and finance leases	$549.6	$207.5
(a)    The increase in commercial paper outstanding from December 31, 2021 to October 1, 2022 was primarily related to funding our share repurchase activity and our acquisition of Habonim. See Note 20, Acquisitions and Investments, for further information.

Commercial Paper
The following table presents our outstanding commercial paper borrowings and associated weighted average interest rates as of October 1, 2022 and December 31, 2021.

	October 1, 2022	December 31, 2021
Commercial Paper Outstanding - U.S. Program	$399.5	$150.0
Commercial Paper Outstanding - Euro Program	136.7	45.4
Total Commercial Paper Outstanding	$536.2	195.4
Weighted Average Interest Rate - U.S. Program	3.08%	0.28%
Weighted Average Interest Rate - Euro Program	0.98%	(0.47)%
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
The interest rate per annum on the 2021 Revolving Credit Agreement is based on the LIBOR rate of the currency we borrow in, plus a margin of 1.1%, with applicable benchmark replacement rates for the currencies available when LIBOR is phased out as a result of the impending reference rate reform. As of October 1, 2022 and December 31, 2021, we had no outstanding borrowings under the 2021 Revolving Credit Agreement. There is a 0.15% fee per annum applicable to the commitments under the 2021 Revolving Credit Agreement. The margin and fees are subject to adjustment should the Company’s credit ratings change.
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
As of October 1, 2022, all financial covenants (e.g., leverage ratio) associated with the 2021 Revolving Credit Agreement were within the prescribed thresholds.

NOTE 14
POSTRETIREMENT BENEFIT PLANS
The following tables summarize the components of net periodic benefit cost for pension plans and other employee-related benefit plans.

	October 1, 2022			October 2, 2021
For the Three Months Ended	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$0.4	$0.1	$0.5	$0.4	$0.2	$0.6
Interest cost	0.3	0.6	0.9	0.3	0.4	0.7
Amortization of prior service benefit	—	(1.5)	(1.5)	—	(0.9)	(0.9)
Amortization of net actuarial loss	0.4	0.4	0.8	0.5	0.5	1.0
Total net periodic benefit cost (benefit)	$1.1	$(0.4)	$0.7	$1.2	$0.2	$1.4

	October 1, 2022			October 2, 2021
For the Nine Months Ended	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Service cost	$1.0	$0.5	$1.5	$1.1	$0.6	$1.7
Interest cost	1.0	1.6	2.6	0.8	1.3	2.1
Amortization of prior service benefit	—	(4.0)	(4.0)	—	(3.4)	(3.4)
Amortization of net actuarial loss	1.1	1.4	2.5	1.5	1.8	3.3
Total net periodic benefit cost (benefit)	$3.1	$(0.5)	$2.6	$3.4	$0.3	$3.7
We made contributions to our global postretirement plans of $8.7 and $8.1 during the nine months ended October 1, 2022 and October 2, 2021, respectively. We expect to make contributions of approximately $3 to $4 during the remainder of 2022, principally related to our other employee-related benefit plans.
Amortization from accumulated other comprehensive income into earnings related to postretirement benefit plans, net of tax, was a net benefit of $0.4 and $0.9 during the three and nine months ended October 1, 2022, respectively, and a net expense of $0.2 and $0.2 during the three and nine months ended October 2, 2021, respectively. No other reclassifications from accumulated other comprehensive income into earnings were recognized during any of the presented periods.
Other Postretirement Employee Benefit (OPEB) Plan Amendment and Remeasurement
On July 31, 2022, management approved changes to a postretirement medical plan, covering certain unionized employees and retirees within our IP business. These changes closed the plan to new hires and, beginning in 2023, plan participants will receive a fixed contribution into a Health Reimbursement account. In accordance with ASC 715, Compensation - Retirement Benefits, we performed an interim remeasurement of the plan, including remeasuring the projected benefit obligation and the net periodic benefit cost, as of the effective date of the plan amendment. In addition to the impact of the plan changes, as part of the remeasurement, the discount rate assumption was updated from 2.7% to 4.5% to reflect the yield curve at the time of remeasurement. The remeasurement resulted in a decrease of $16.9 in our projected benefit obligation, which was reflected within non-current liabilities in our Consolidated Condensed Balance Sheets. In addition, the remeasurement resulted in a pre-tax prior service credit of $8.1 and an actuarial gain of $8.8, which were reflected in other comprehensive income and will be recognized into net income over approximately 10 years. The current period impact of the remeasurement on our Consolidated Condensed Statements of Operations was not material. Beginning in 2023, we expect annual benefit payments to decrease by approximately $1.

NOTE 15
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses in our Consolidated Condensed Statements of Operations. The following table summarizes our LTIP costs.

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Equity-based awards	$4.8	$4.4	$13.6	$11.8
Liability-based awards	0.2	0.2	0.8	1.3
Total share-based compensation expense	$5.0	$4.6	$14.4	$13.1
At October 1, 2022, there was $26.9 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 1.9 years. Additionally, unrecognized compensation cost related to liability-based awards was $1.4, which is expected to be recognized ratably over a weighted-average period of 2.2 years.
Year-to-Date 2022 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and have three-year service periods. These awards either vest equally each year or at the completion of the three-year service period. During the nine months ended October 1, 2022, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.2	$78.45
Performance stock units (PSUs)	0.1	$78.90
During the nine months ended October 1, 2022 and October 2, 2021, a nominal amount of non-qualified stock options were exercised resulting in proceeds of $1.8 and $1.1, respectively. During the nine months ended October 1, 2022 and October 2, 2021, RSUs of 0.1 and 0.1, respectively, vested and were issued. During the nine months ended October 1, 2022 and October 2, 2021, PSUs of 0.1 and 0.2 that vested on December 31, 2021 and 2020, respectively, were issued.

NOTE 16
CAPITAL STOCK
On October 30, 2019, the Board of Directors approved an indefinite term $500 open-market share repurchase program (the 2019 Plan). During the three and nine months ended October 1, 2022, the Company repurchased and retired 0.1 and 3.0 shares of common stock for $4.4 and $245.3, respectively. During the three and nine months ended October 2, 2021, the Company repurchased and retired 0.5 and 1.1 shares of common stock for $50.0 and $100.0, respectively.
Separate from the open-market share repurchase program, the Company withholds shares of common stock in settlement of employee tax withholding obligations due upon the vesting of equity-based compensation awards. During the three and nine months ended October 1, 2022, the Company withheld a nominal amount and 0.1 shares of common stock for $0.2 and $8.7, respectively. During the three and nine months ended October 2, 2021, the Company withheld 0.1 and 0.2 shares of common stock for $0.3 and $11.7, respectively.

NOTE 17
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the changes within each component of accumulated other comprehensive loss.

As of and for the Three Months Ended October 1, 2022	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
July 2, 2022	$(41.3)	$(363.0)	$(404.3)
Net change in postretirement benefit plans, net of tax	11.4	—	11.4
Net foreign currency translation adjustment	—	(44.6)	(44.6)
October 1, 2022	$(29.9)	$(407.6)	$(437.5)

As of and for the Nine Months Ended October 1, 2022
December 31, 2021	$(40.8)	$(280.5)	$(321.3)
Net change in postretirement benefit plans, net of tax	10.9	—	10.9
Net foreign currency translation adjustment	—	(127.1)	(127.1)
October 1, 2022	$(29.9)	$(407.6)	$(437.5)

As of and for the Three Months Ended October 2, 2021
July 3, 2021	$(55.9)	$(245.1)	$(301.0)
Net change in postretirement benefit plans, net of tax	3.1	—	3.1
Net foreign currency translation adjustment	—	(21.5)	(21.5)
October 2, 2021	$(52.8)	$(266.6)	$(319.4)

As of and for the Nine Months Ended October 2, 2021
December 31, 2020	$(55.9)	$(223.5)	$(279.4)
Net change in postretirement benefit plans, net of tax	3.1	—	3.1
Net foreign currency translation adjustment	—	(43.1)	(43.1)
October 2, 2021	$(52.8)	$(266.6)	$(319.4)
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
Following the completion of the transfer, the Company no longer has any obligation with respect to pending and future asbestos claims. As such, all associated asbestos-related assets and liabilities are no longer reported within the Company’s Consolidated Condensed Balance Sheets. The transaction resulted in a pre-tax gain of $88.8. Additionally, the Company recorded tax expense as a result of the reversal of previously recorded deferred tax assets of $116.9, resulting in an after-tax loss of $28.1 recorded in the second quarter of 2021. The following table summarizes our total pre-tax net asbestos-related (benefit).

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Asbestos provision(a)	$—	$—	$—	$14.4
Gain on divestiture before income tax	—	—	—	(88.8)
Asbestos-related benefit, net	$—	$—	$—	$(74.4)
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
The following table provides a rollforward of our estimated environmental liability.

For the Nine Months Ended	October 1, 2022	October 2, 2021
Environmental liability - beginning balance	$54.1	$58.3
Change in estimates for pre-existing accruals:
Continuing operations	—	—
Discontinued operations(a)	5.4	(0.1)
Accruals added during the period for new matters	0.2	1.0
Payments	(3.4)	(7.2)
Foreign currency	(0.5)	(0.2)
Environmental liability - ending balance	$55.8	$51.8

(a)    During the nine months ended October 1, 2022, we increased the estimated environmental liability for a former site of ITT by $5.4 and recognized an insurance-related asset of $4.3. The resulting net pre-tax expense of $1.1 has been presented as a loss from discontinued operations within the Consolidated Condensed Statements of Operations.
Environmental-related assets, including a Qualified Settlement Fund and estimated recoveries from insurance providers and other third parties, were $14.6 and $12.9 as of October 1, 2022 and October 2, 2021, respectively.
We are currently involved with 28 active environmental investigation and remediation sites. As of October 1, 2022, we have estimated the potential high-end liability of environmental-related matters to be $98.
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
NOTE 19
DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to various market risks relating to its ongoing business operations. From time to time, we use derivative financial instruments to mitigate our exposure to certain of these risks, including foreign exchange rate and commodity price fluctuations. By using derivatives, the Company is further exposed to credit risk. Our exposure to credit risk includes the counterparty’s failure to fulfill its financial obligations under the terms of the derivative contract. The Company attempts to minimize its exposure by avoiding concentration risk among its counterparties and by entering into transactions with creditworthy counterparties.
Foreign Currency Derivative Contracts
The Company enters into foreign currency forward or option contracts to mitigate foreign currency risk associated with transacting with international customers, suppliers, and subsidiaries. The notional amounts and fair values of our outstanding foreign currency derivative contracts, which are recorded within other current assets in our Consolidated Condensed Balance Sheets, were as follows:

As of the Period Ended	October 1, 2022	December 31, 2021
Notional amount (U.S. dollar equivalent)	$50.7	$24.2
Fair value of foreign currency derivative contracts(a)	$6.4	$1.9
(a)    Our foreign currency derivative contracts are classified within Level 2 of the fair value hierarchy because these contracts are not actively traded and the valuation inputs are based on market observable data of similar instruments.
Gains or losses arising from changes in fair value of our foreign currency derivative contracts are recorded within general and administrative expenses in our Consolidated Condensed Statements of Operations, and were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Gains (losses) on foreign currency derivative contracts(b)	$1.8	$(1.1)	$7.3	$(3.3)
(b)    None of our derivative contracts were designated as hedging instruments under ASC 815 - Derivatives & Hedging.
The cash flow impact upon settlement of our foreign currency derivative contracts is included in operating activities in our Consolidated Condensed Statements of Cash Flows. During the nine months ended October 1, 2022 and October 2, 2021, net cash inflows/(outflows) from foreign currency derivative contracts were $2.1 and ($3.6), respectively.
Commodity Call Option Contracts
The Company enters into call option contracts to mitigate our exposure to adverse commodity price fluctuations. As of October 1, 2022, the notional amount and fair value of outstanding commodity call option contracts were not material. There were no outstanding commodity call option contracts as of December 31, 2021. Gains and losses arising from changes in fair value of commodity call option contracts during the three and nine months ended October 1, 2022 and October 2, 2021, respectively, were not material.

NOTE 20
ACQUISITIONS AND INVESTMENTS

Acquisition of Habonim Industrial Valves and Actuators Ltd (Habonim)
On April 4, 2022, we completed the acquisition of 100% of the privately held stock of Habonim for a purchase price of $139.9. Habonim is a designer and manufacturer of valves, valve automation and actuation for the gas distribution (including liquified natural gas), biotech and harsh application service sectors. Habonim sells directly to original equipment manufacturers and integrators for customized solutions. Habonim has operations in Israel, the U.S., and the Netherlands, reported annual sales of $44 in 2021, and has a workforce of approximately 200 employees. Beginning in the second quarter of 2022, Habonim’s results are reported within the Industrial Process segment.
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

Preliminary Allocation of Purchase Price	Fair Value
Receivables	$10.2
Inventory	17.8
Plant, property and equipment	16.1
Goodwill	67.9
Other intangible assets	47.2
Other assets	4.2
Accounts payable and accrued liabilities	(8.7)
Other liabilities	(12.1)
Noncontrolling interest	(2.7)
Net assets acquired	$139.9
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
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three and nine months ended October 2, 2021, unless stated otherwise.
Macroeconomic Conditions
During 2022, there has been continued uncertainty in global macroeconomic conditions. These conditions have been, and continue to be, influenced by a number of external factors, including, but not limited to, the Russia-Ukraine war, the COVID-19 pandemic, labor shortages, supply chain disruptions, rising inflation, changes to monetary and fiscal policies by central banks and governments around the world, and the erosion of foreign currencies relative to the U.S. dollar. These items are described further below.
Current global macroeconomic conditions may lead to decreased demand for our products, increased costs, and reduced margins. Future impacts on our business and financial results as a result of these conditions are not estimable at this time, and depend, in part, on the extent to which these conditions improve or worsen, which remains uncertain. For additional discussion of the risks related to general macroeconomic conditions, see Part I, Item IA, “Risk Factors” in our 2021 Annual Report.
Russia-Ukraine War
In February 2022, the United States and other leading nations announced targeted economic sanctions on Russia and certain Russian citizens in response to Russia’s war with Ukraine, which has increased regional instability and global economic and political uncertainty. As described in Part I, Item IA, “Risk Factors” in our 2021 Annual Report for the fiscal year ended December 31, 2021, our business may be sensitive to global economic conditions, which can be negatively impacted by instability in the geopolitical environment. Our annual sales directly to customers in Russia and Ukraine were approximately $38 for 2021. We estimate a negative revenue impact of $85 for 2022 related to a reduction in sales stemming from the Russia-Ukraine war.
During the three and nine months ended October 1, 2022, we recorded total charges of $0.3 and $8.2, respectively, primarily related to inventory and account receivable write-downs to reflect the increased risks facing some of our customers that serve the regions impacted by the Russia-Ukraine war. If the war worsens, we could experience a further reduction in demand for our products. We are currently exploring alternatives for our operations in Russia, which could include a sale, disposition or wind down of operations, or a combination of these, although we cannot provide any assurance of the timeline for or the success of these alternatives. Such alternatives may cause us to incur additional costs, such as fixed asset impairments, severance and other expenses. For additional discussion of the risks related to the Russia-Ukraine war, see Part II, Item 1A, “Risk Factors” herein.
COVID-19 Pandemic
The Company continues to actively monitor the ongoing impacts of COVID-19. During 2022, certain of our businesses experienced high levels of employee illness and absenteeism resulting from regional COVID-19 outbreaks and government-mandated workplace safety measures, which has led to us incurring additional costs. Some governments around the world, including China, have instituted COVID-19 lockdowns that led to further absenteeism, global supply chain challenges, and temporary negative impacts on demand in some of our end-markets, such as passenger vehicles. We continue to be proactive in responding to the challenges posed by COVID-19 to protect the health and safety of our employees and to continue delivering to our customers. Challenges resulting from continued supply chain issues caused by COVID-19 and outbreaks of COVID-19, including variant strains of the virus and hesitancy related to vaccines and boosters, have adversely impacted, and may continue to adversely impact, our business and financial results. For additional discussion of risks related to COVID-19, see Part I, Item IA, “Risk Factors” in our 2021 Annual Report.

Inflationary Pressures
Since 2020, the cost of energy and of raw materials we use in our production processes, including commodities such as steel, oil, copper, and tin, have significantly increased. The rising prices are mainly a result of reduced supply caused by supply chain disruptions primarily as a result of the COVID-19 pandemic and the Russia-Ukraine war. These factors have contributed to congested shipping ports around the world and higher inbound and outbound freight costs to meet customer demand.
The manufacturing industry is also currently experiencing a skilled labor shortage, which has created difficulties in attracting and retaining factory employees and has resulted in higher labor costs.
During 2022, central banks around the world have been raising interest rates to counter inflation. Rising interest rates have increased our cost of debt and may adversely impact consumer behavior, including demand for our products. These conditions have contributed to a strengthening of the U.S. dollar relative to foreign currencies, which has resulted in unfavorable foreign currency translation impacts.
Furthermore, in October 2022, the Organization of the Petroleum Exporting Countries (“OPEC”) announced plans to cut production of oil beginning in November by two million barrels per day, which represents approximately 2% of daily global output. While any future impacts are uncertain, such changes are expected to exacerbate inflationary pressures on energy, which could result in increased costs and reduced demand for our products.
These events have had and may continue to have a significant impact on our business and financial results. We have been able to offset most of these negative impacts through pricing actions and productivity savings, which we continue to pursue.

EXECUTIVE SUMMARY
The following table provides a summary of key performance indicators for the third quarter of 2022 as compared to the third quarter of 2021.

Summary of Key Performance Indicators for the Third Quarter of 2022
Revenue	Segment Operating Income	Segment Operating Margin	EPS
$754	$132	17.6%	$1.23
9% Increase	19% Increase	150bp Increase	23% Increase
Organic Revenue	Adjusted Segment Operating Income	Adjusted Segment Operating Margin	Adjusted EPS
$793	$137	18.2%	$1.20
15% Increase	18% Increase	140bp Increase	21% Increase
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled “Key Performance Indicators and Non-GAAP Measures” for definitions and reconciliations between GAAP and non-GAAP metrics.
Our third quarter 2022 results are summarized below:
•Revenue of $753.6 increased by $64.0 due to strong growth in IP’s short-cycle business, CCT’s connectors and components, and MT’s Friction business. In addition, revenue from the acquisition of Habonim contributed $15.3 to total revenue growth. The increase was partially offset by unfavorable foreign currency impacts of $54.3.
•Segment operating income of $132.4, including unfavorable foreign currency impacts of $5.0, increased by $21.2. The increase was due to improved price recovery, productivity savings, and higher sales volume. The increase was partially offset by higher raw material and overhead costs stemming from continued supply chain challenges and inflation.
•Income from continuing operations was $1.23 per diluted share, an increase of $0.23 as compared to the prior year, primarily due to higher segment operating income despite unfavorable foreign currency translation impacts and higher cost of debt, as discussed above. Adjusted income from continuing operations was $1.20 per diluted share, an increase of $0.21 as compared to the prior year.
This quarter we invested $26.2 on capital expenditures and we declared a dividend of $0.264 per share, which was a 20% increase from the quarterly dividend of $0.22 in 2021.

DISCUSSION OF FINANCIAL RESULTS

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	Change		October 1, 2022	October 2, 2021	Change
Revenue	$753.6	$689.6	9.3%		$2,213.1	$2,079.6	6.4%
Gross profit	233.4	222.0	5.1%		674.0	675.6	(0.2)%
Gross margin	31.0%	32.2%	(120)	bp	30.5%	32.5%	(200)	bp
Operating expenses(a)	111.4	120.3	(7.4)%		356.9	284.4	25.5%
Operating expense to revenue ratio	14.8%	17.4%	(260)	bp	16.1%	13.7%	240	bp
Operating income(a)	122.0	101.7	20.0%		317.1	391.2	(18.9)%
Operating margin	16.2%	14.7%	150	bp	14.3%	18.8%	(450)	bp
Interest and non-operating expenses (income), net	2.3	0.5	360.0%		2.6	(4.3)	(160.5)%
Income tax expense	16.4	14.1	16.3%		59.9	182.7	(67.2)%
Effective tax rate	13.7%	13.9%	(20)	bp	19.0%	46.2%	(2,720)	bp
Income from continuing operations attributable to ITT Inc.	102.5	86.6	18.4%		253.1	211.8	19.5%
Net income attributable to ITT Inc.	102.4	87.5	17.0%		251.8	212.7	18.4%
(a)    Operating expenses and operating income for the nine months ended October 2, 2021 include the impact of the divestiture of the entity holding asbestos-related assets and liabilities. See Operating Expenses section below for further information.

REVENUE
The following table illustrates the revenue derived from each of our segments.

For the Three Months Ended	October 1, 2022	October 2, 2021	Change	Organic Growth(a)
Motion Technologies	$342.2	$332.3	3.0%	14.9%
Industrial Process	248.5	210.7	17.9%	14.6%
Connect & Control Technologies	163.2	147.1	10.9%	15.4%
Eliminations	(0.3)	(0.5)
Total Revenue	$753.6	$689.6	9.3%	14.9%

For the Nine Months Ended	October 1, 2022	October 2, 2021	Change	Organic Growth(a)
Motion Technologies	$1,043.6	$1,045.0	(0.1)%	7.7%
Industrial Process	690.3	626.9	10.1%	8.3%
Connect & Control Technologies	481.0	408.9	17.6%	20.9%
Eliminations	(1.8)	(1.2)
Total Revenue	$2,213.1	$2,079.6	6.4%	10.5%
(a)See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Motion Technologies
MT revenue increased $9.9 and decreased $1.4 for the three and nine months ended October 1, 2022, respectively. Excluding the impact of unfavorable foreign currency translation of $39.6 and $82.1, which was due to continued strengthening of the U.S. dollar as explained above, organic revenue increased $49.5 and $80.7, respectively. The increase for the three- and nine-month periods was primarily due to growth in Friction of 22% and 11%, respectively, driven by strong OEM demand. In addition, Wolverine sales grew by 5% and 10%, respectively, due to continued strength in sealing materials.

Since the start of the COVID-19 pandemic in 2020, the automotive industry has been, and continues to be, impacted by a global semiconductor supply shortage. This shortage has created supply chain disruptions for our automotive OEM customers, resulting in temporary declines in production. As a result, demand for our OEM brake pads and parts has been adversely impacted. There are indications that semiconductor capacity will soon begin to free up in some end markets. As semiconductors become more accessible, we expect that OEMs will expand production. However, future sales growth remains uncertain and depends, in part, on the extent to which global macroeconomic conditions improve or worsen, as discussed above.
Industrial Process
IP revenue for the three and nine months ended October 1, 2022 increased $37.8 and $63.4, respectively. Excluding revenue from the second-quarter acquisition of Habonim of $15.3 and $30.8, respectively, and unfavorable foreign currency translation of $8.2 and $19.2, respectively, organic revenue increased by $30.7 and $51.8. The increase for the three- and nine-month periods was primarily driven by growth in the short-cycle business of 28% and 15%, respectively, particularly within the chemical and general industrial markets. In addition, the three-month period saw an increase in pump project revenue of 17%, due to strength within the energy market. Growth in the nine-month period was partially offset by a decline in pump project revenue of 15%, primarily within the chemical market.
The level of order and shipment activity at IP can vary significantly from period to period due to pump projects which are highly engineered, customized to customer needs, and have longer lead times. Total orders during the three months ended October 1, 2022 were $271.9, an increase of 12% versus the comparable prior year period. Backlog as of October 1, 2022 was $592.4, an increase of $148.0, or 33%, as compared to December 31, 2021. Our backlog represents firm orders that have been received, acknowledged, and entered into our production systems.
Connect & Control Technologies
CCT revenue for the three and nine months ended October 1, 2022 increased $16.1 and $72.1, respectively, which included unfavorable foreign currency translation impacts of $6.6 and $13.5. Organic revenue increased $22.7 and $85.6, respectively, primarily driven by growth in connectors of 12% and 23%, respectively, particularly within the general industrial and aerospace and defense markets. Additionally, component revenues grew by 25% and 19%, respectively, due to strength within the aerospace and defense markets.

GROSS PROFIT
Gross profit for the three months ended October 1, 2022 and October 2, 2021 was $233.4 and $222.0, respectively, reflecting a gross margin of 31.0% and 32.2%. The increase in gross profit during the three-month period was primarily driven by improved price recovery, productivity savings, and higher sales volume. The increase was partially offset by an increase in raw material, energy, labor, and shipping costs, as well as additional costs related to the COVID-19 pandemic, as discussed above. The contraction in gross margin during the three-month period was similarly driven by the increase in costs.
Gross profit for the nine months ended October 1, 2022 and October 2, 2021 was $674.0 and $675.6, respectively, reflecting a gross margin of 30.5% and 32.5%. The decrease in gross profit and gross margin was primarily driven by an increase in costs, discussed above, which was partially offset by improved price recovery, productivity savings, and higher sales volume.

OPERATING EXPENSES
The following table summarizes our operating expenses, including by segment.

	Three Months Ended			Nine Months Ended
	October 1, 2022	October 2, 2021	Change	October 1, 2022	October 2, 2021	Change
General and administrative expenses	$47.5	$60.4	(21.4)%	$164.9	$176.4	(6.5)%
Sales and marketing expenses	39.5	37.4	5.6%	118.3	112.4	5.2%
Research and development expenses	24.4	22.5	8.4%	73.7	70.0	5.3%
Asbestos-related (benefit), net	—	—	—%	—	(74.4)	(100.0)%
Total operating expenses	$111.4	$120.3	(7.4)%	$356.9	$284.4	25.5%
Total operating expenses by segment:
Motion Technologies	$31.0	$43.5	(28.7)%	$104.9	$126.5	(17.1)%
Industrial Process	39.5	38.7	2.1%	126.4	114.7	10.2%
Connect & Control Technologies	30.3	28.6	5.9%	90.1	90.3	(0.2)%
Corporate & Other	10.6	9.5	11.6%	35.5	(47.1)	(175.4)%
General and administrative (G&A) expenses decreased $12.9 and $11.5 for the three and nine months ended October 1, 2022, respectively. The decrease in both periods was driven by favorable foreign currency impacts and lower incentive-based compensation and restructuring costs, partially offset by higher strategic investment-related costs and lower corporate-owned life insurance investment gains. The decrease for the three-month period was also partially offset by higher environmental costs, while the decrease for the nine-month period was also partially offset by higher bad debt expense.
Sales and marketing expenses increased $2.1 and $5.9 respectively for the three and nine months ended October 1, 2022, primarily driven by temporary spending controls in place during the prior year three- and nine- month periods in response to the COVID-19 pandemic that were discontinued in 2022.
Research and development expenses increased $1.9 and $3.7 respectively for the three and nine months ended October 1, 2022, due to continued strategic investments in innovation and new product development to drive future growth.
Asbestos-related matters during the nine months ended October 2, 2021 resulted in a net benefit of $74.4 due to a pre-tax gain of $88.8 stemming from the divestiture of the entity holding asbestos-related assets and liabilities in the second quarter of 2021. See Note 18, Commitments and Contingencies, for further information.

OPERATING INCOME
The following table summarizes our operating income and margin by segment.

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	Change		October 1, 2022	October 2, 2021	Change
Motion Technologies	$54.0	$53.6	0.7%		$160.7	$194.3	(17.3)%
Industrial Process	48.1	32.4	48.5%		107.6	94.9	13.4%
Connect & Control Technologies	30.3	25.2	20.2%		84.2	54.9	53.4%
Segment operating income	132.4	111.2	19.1%		352.5	344.1	2.4%
Asbestos-related benefit, net	—	—	—%		—	74.4	(100.0)%
Other corporate costs	(10.4)	(9.5)	9.5%		(35.4)	(27.3)	29.7%
Total corporate and other costs, net	(10.4)	(9.5)	9.5%		(35.4)	47.1	(175.2)%
Total operating income	$122.0	$101.7	20.0%		$317.1	$391.2	(18.9)%
Operating margin:
Motion Technologies	15.8%	16.1%	(30)	bp	15.4%	18.6%	(320)	bp
Industrial Process	19.4%	15.4%	400	bp	15.6%	15.1%	50	bp
Connect & Control Technologies	18.6%	17.1%	150	bp	17.5%	13.4%	410	bp
Segment operating margin	17.6%	16.1%	150	bp	15.9%	16.5%	(60)	bp
Consolidated operating margin	16.2%	14.7%	150	bp	14.3%	18.8%	(450)	bp
MT operating income increased $0.4 and decreased $33.6 during the three and nine months ended October 1, 2022, respectively. The increase for the three-month period was due to improved price recovery, productivity savings, and higher volume, which was offset by higher raw material costs and unfavorable foreign currency impacts. The decrease for the nine-month period was primarily due to higher raw material and overhead costs, as well as write-downs of inventory and accounts receivables of $3.2 related to the Russia-Ukraine war. The decline in the nine-month period was partially offset by improved price recovery and productivity savings.
IP operating income during the three and nine months ended October 1, 2022 increased $15.7 and $12.7, respectively. The increase for both periods was mainly driven by improved price recovery, productivity savings, and higher volume. The increase was partially offset by higher raw material costs and unfavorable foreign exchange impacts. The nine-month period also included write-downs of $5.0 in connection with the Russia-Ukraine war.
CCT operating income during the three and nine months ended October 1, 2022 increased $5.1 and $29.3, respectively. The increase for both periods was driven by productivity savings, improved price recovery, and higher sales volume, partially offset by unfavorable raw material costs, sales mix, and foreign currency impacts.
Other corporate costs during the three and nine months ended October 1, 2022 increased $0.9 and $8.1, respectively. The increase in the three-month period was primarily driven by lower corporate-owned life insurance (COLI) investment gains. The increase in the nine-month period was primarily driven by higher strategic investment-related costs, lower COLI investment gains, and a $1.7 asset impairment related to the relocation of the Company’s corporate headquarters.

INTEREST AND NON-OPERATING EXPENSES AND INCOME, NET
The following table summarizes our net interest and non-operating expenses (income).

	Three Months Ended			Nine Months Ended
	October 1, 2022	October 2, 2021	Change	October 1, 2022	October 2, 2021	Change
Interest and non-operating expense (income), net	$2.3	$0.5	360.0%	$2.6	$(4.3)	(160.5)%
The increase in interest and non-operating expenses for the three and nine months ended October 1, 2022 is primarily due to higher interest expense associated with greater outstanding commercial paper borrowings and a higher average interest rate. The prior year nine-month period also included a gain of $3.4 from the final pricing adjustment related to the termination of our U.S. qualified pension plan.
INCOME TAX EXPENSE
The following table summarizes our income tax expense and effective tax rate.

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	Change		October 1, 2022	October 2, 2021	Change
Income tax expense	$16.4	$14.1	16.3%		$59.9	$182.7	(67.2)%
Effective tax rate	13.7%	13.9%	(20)	bp	19.0%	46.2%	(2,720)	bp
The effective tax rate (ETR) for the nine months ended October 1, 2022 was lower than the prior year due to the tax impact of the 2021 asbestos divestiture of $116.9 (see Note 18, Commitments and Contingencies, for further information). Additionally, the 2022 ETR included higher permanent tax benefits, primarily related to research and development incentives in both foreign and U.S. jurisdictions. The ETR during the three and nine months ended October 1, 2022 included a $1.7 benefit from the reversal of a valuation allowance on a net operating loss carryforward in Italy.
We are closely monitoring the potential changes in tax laws resulting from the Organization for Economic Cooperation and Development’s (“OECD”) multi-jurisdictional plan of action to address base erosion and profit shifting, which could adversely impact our effective tax rate.
Recent U.S. Tax Legislation
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (the “Corporate AMT”) of 15% on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1.0 billion over a three-year period. The Corporate AMT is effective for the Company beginning in 2023. Based on our evaluation of the AFSI threshold, we do not believe the Corporate AMT would be immediately applicable to the Company, but the Corporate AMT may have potential impacts on our future U.S. tax expense, cash taxes, and effective tax rate. Additionally, the Inflation Reduction Act imposes a 1% excise tax on the fair market value of net stock repurchases made after December 31, 2022. The impact of this provision will be dependent on the extent of share repurchases made in future periods.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We support our growth and expansion in markets outside of the U.S. through the enhancement of existing products and development of new products, increased capital spending, and potential foreign acquisitions. We look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We transfer cash between certain international subsidiaries and the U.S. when it is cost effective to do so. During the year ended December 31, 2021, we had net cash distributions from foreign countries to the U.S. of $116.9. During the nine months ended October 1, 2022, we had net cash distributions from foreign countries to the U.S. of $44.6. The timing and amount of any additional future distributions will be evaluated based on our jurisdictional cash needs.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions and other factors the Board of Directors deems relevant. Therefore, we cannot provide any assurance as to what level of dividends, if any, will be paid in the future. In the third quarter of 2022, we declared a dividend of $0.264 per share for shareholders of record on September 2, 2022, which was a 20% increase from the quarterly dividends declared of $0.22 in 2021. Dividend payments during the nine months ended October 1, 2022 amounted to $66.1.
During the nine months ended October 1, 2022 and October 2, 2021, we spent $245.6 and $100.7, respectively, on open-market share repurchases under our share repurchase programs. All repurchased shares are retired immediately following the repurchases. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding.
The following table presents our outstanding commercial paper borrowings.

	October 1, 2022	December 31, 2021
Commercial Paper Outstanding - U.S. Program	$399.5	$150.0
Commercial Paper Outstanding - Euro Program	136.7	45.4
Total Commercial Paper Outstanding	$536.2	195.4
The increase in commercial paper outstanding from December 31, 2021 to October 1, 2022 was primarily related to share repurchase activity and the Habonim acquisition. See Note 20, Acquisitions and Investments, to the Consolidated Condensed Financial Statements for further information.
All outstanding commercial paper for both periods had maturity terms of less than three months from the date of issuance.

Revolving Credit Agreement
On August 5, 2021, we entered into a revolving credit facility agreement with a syndicate of third party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, and (ii) letters of credit for a face amount of up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments by a minimum aggregate amount of $10 or any whole multiple of $1 in excess thereof. Borrowings under the credit facility are available in U.S. dollars, Euros, British pound sterling or any other currency that may be requested by us, subject to the approval of the administrative agent and each lender. We are permitted to request that lenders increase the commitments under the facility by up to $350 for a maximum aggregate principal amount of $1,050; however, this is subject to certain conditions and therefore may not be available to us. As of October 1, 2022 and December 31, 2021, we had no outstanding borrowings under the 2021 Revolving Credit Agreement. See Note 13, Debt, to the Consolidated Condensed Financial Statements for further information.

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

For the Nine Months Ended	October 1, 2022	October 2, 2021
Operating activities	$115.2	$(127.9)
Investing activities	(244.8)	(53.9)
Financing activities	43.0	(74.2)
Foreign exchange	(46.3)	(18.5)
Total net cash used in continuing operations	(132.9)	(274.5)
Net cash used in discontinued operations	(0.1)	0.7
Net change in cash and cash equivalents	$(133.0)	$(273.8)
Operating Activities
The increase in net cash from operating activities of $243.1 was primarily due to the prior year payment of $398.0 to fund the asbestos-related divestiture. This was partially offset by increased working capital investments to support sales growth and mitigate continued supply chain disruptions, and the timing of accounts receivable collections.
Investing Activities
The increase in net cash used in investing activities was primarily driven by our acquisition of Habonim of $139.9 and investment in CRP of $23.0. Refer to Note 20, Acquisitions and Investments, for further information. In addition, capital expenditures increased by $21.1 over the prior year.
Financing Activities
The increase in net cash from financing activities of $117.2 was due to an increase in net commercial paper borrowings of $267.7, partially offset by an increase in open-market repurchases of ITT common stock of $144.9.
Foreign Exchange
The decrease in net cash related to foreign exchange is due to unfavorable foreign currency translation impacts resulting from the strengthening of the U.S. dollar relative to foreign currencies. Refer to Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk, for further information.

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
The following tables include a reconciliation of revenue to organic revenue by segment.

Three Months Ended October 1, 2022	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2022 Revenue	$342.2	$248.5	$163.2	$(0.3)	$753.6
Acquisitions	—	(15.3)	—	—	(15.3)
Foreign currency translation	39.6	8.2	6.6	(0.1)	54.3
2022 Organic revenue	$381.8	$241.4	$169.8	$(0.4)	$792.6
2021 Revenue	$332.3	$210.7	$147.1	$(0.5)	$689.6
Organic growth	49.5	30.7	22.7	0.1	103.0
Percentage change	14.9%	14.6%	15.4%		14.9%

Nine Months Ended October 1, 2022
2022 Revenue	$1,043.6	$690.3	$481.0	$(1.8)	$2,213.1
Acquisitions	—	(30.8)	—	—	(30.8)
Foreign currency translation	82.1	19.2	13.5	(0.1)	114.7
2022 Organic revenue	$1,125.7	$678.7	$494.5	$(1.9)	$2,297.0
2021 Revenue	$1,045.0	$626.9	$408.9	$(1.2)	$2,079.6
Organic growth	80.7	51.8	85.6	(0.7)	217.4
Percentage change	7.7%	8.3%	20.9%		10.5%

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
The following tables include a reconciliation of operating income to adjusted operating income by segment.

Three Months Ended October 1, 2022	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income	$54.0	$48.1	$30.3	$132.4	$(10.4)	$122.0
Restructuring costs	0.7	0.4	—	1.1	(0.1)	1.0
Impacts related to Russia-Ukraine war	(0.5)	0.7	—	0.2	—	0.2
Acquisition-related expenses	—	3.1	—	3.1	0.5	3.6
Other(a)	(0.1)	0.1	—	—	0.2	0.2
Adjusted operating income	$54.1	$52.4	$30.3	$136.8	$(9.8)	$127.0
Adjusted operating margin	15.8%	21.1%	18.6%	18.2%		16.9%

Nine Months Ended October 1, 2022
Operating income	$160.7	$107.6	$84.2	$352.5	$(35.4)	$317.1
Restructuring costs	2.2	1.4	—	3.6	(0.1)	3.5
Asset impairment	—	—	—	—	1.7	1.7
Impacts related to Russia-Ukraine war	3.2	5.0	—	8.2	—	8.2
Acquisition-related expenses	—	3.2	—	3.2	0.5	3.7
Other(a)	1.0	1.2	—	2.2	1.4	3.6
Adjusted operating income	$167.1	$118.4	$84.2	$369.7	$(31.9)	$337.8
Adjusted operating margin	16.0%	17.2%	17.5%	16.7%		15.3%

Three Months Ended October 2, 2021
Operating income	$53.6	$32.4	$25.2	$111.2	$(9.5)	$101.7
Restructuring costs	4.1	0.5	(0.1)	4.5	—	4.5
Other(a)	—	—	—	—	0.6	0.6
Adjusted operating income	$57.7	$32.9	$25.1	$115.7	$(8.9)	$106.8
Adjusted operating margin	17.4%	15.6%	17.1%	16.8%		15.5%

Nine Months Ended October 2, 2021
Operating income	$194.3	$94.9	$54.9	$344.1	$47.1	$391.2
Asbestos-related benefit, net(b)	—	—	—	—	(74.4)	(74.4)
Restructuring costs	4.1	1.4	2.4	7.9	0.3	8.2
Other(a)	—	—	—	—	2.3	2.3
Adjusted operating income	$198.4	$96.3	$57.3	$352.0	$(24.7)	$327.3
Adjusted operating margin	19.0%	15.4%	14.0%	16.9%		15.7%
(a)Includes severance charges and accelerated amortization of an intangible asset.
(b)Includes a gain resulting from the divestiture of the entity holding asbestos-related assets and liabilities. See Note 18, Commitments and Contingencies, for further information.

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
The following table includes reconciliations of income from continuing operations to adjusted income from continuing operations.

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Income from continuing operations attributable to ITT Inc.	$102.5	$86.6	$253.1	$211.8
Tax-related special items(a)	(6.8)	(4.7)	(4.9)	2.9
Restructuring costs, net of tax benefit of $(0.3), $(1.5), $(1.0) and $(2.1) respectively	0.7	3.0	2.5	6.1
Asset impairment charges, net of tax benefit of $0.0, $0.0, $(0.4) and $0.0, respectively	—	—	1.3	—
Impacts related to Russia-Ukraine war, net of tax benefit of $0.0, $0.0, $(1.7) and $0.0, respectively	0.2	—	6.5	—
Net asbestos-related costs, net of tax expense of $0.0, $0.0, $0.0 and $113.5 respectively(b)	—	—	—	39.1
Acquisition-related costs, net of tax benefit of $(0.7), $0.0, $(0.8) and $0.0, respectively	2.9	—	2.9	—
Other special items, net of tax benefit of $(0.1), $(0.1), $(0.9) and $0.3 respectively(c)	0.1	0.5	2.7	(0.8)
Adjusted income from continuing operations	$99.6	$85.4	$264.1	$259.1
Income from continuing operations attributable to ITT Inc. per diluted share (EPS)	$1.23	$1.00	$3.02	$2.45
Adjusted EPS	$1.20	$0.99	$3.15	$2.99
(a)Tax-related special items primarily reflect tax on future distribution of foreign earnings, impacts from valuation allowances, and the write-down of a tax receivable.
(b)See Note 18, Commitments and Contingencies, for further information.
(c)Other special items for the quarterly and year-to-date periods of 2022 primarily reflect employee severance expense. Other special items for the quarterly and year-to-date periods of 2021 include a benefit from finalization of the U.S. Qualified pension plan termination funding and accelerated amortization of an intangible asset.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2021 Annual Report. As mentioned therein, due to our operations and sales outside of the U.S., we are subject to inherent business and market risks including movements in foreign exchange rates. During 2022, there has been a rapid strengthening of the U.S. dollar against foreign currencies, including the euro and the Chinese renminbi, which has adversely impacted our financial results. See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further information. See Note 19, Derivative Financial Instruments, to the Consolidated Condensed Financial Statements for information on the Company’s use of derivative financial instruments to mitigate exposure from foreign currency exchange rate fluctuations and commodity price fluctuations.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. For a discussion of legal proceedings, see Note 18, Commitments and Contingencies, to the Consolidated Condensed Financial Statements.
ITEM 1A. RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of our 2021 Annual Report, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report, other than as noted below.
Russia’s war with Ukraine, and the global response to it, could adversely impact our financial results.
Beginning in February 2022, the U.S. government and other nations imposed significant restrictions on most companies’ ability to do business in Russia as a result of Russia’s war with Ukraine. It is not possible to predict the broader or longer-term consequences of this war, which could include further sanctions, embargoes, regional instability and geopolitical shifts which could have further adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Furthermore, such events have the potential to adversely impact the availability of commodities and energy, increase commodity and energy prices, and exacerbate global inflationary pressures. Such geopolitical instability and uncertainty has had and could continue to have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions. Logistics restrictions, including closures of air space, could increase the costs, risks, and adverse impacts from these new challenges. War-related inflationary pressures could further reduce our gross margins as a result of rising input costs. We may also be the subject of increased cyber-attacks as a result of the Russia-Ukraine war. During the nine months ended October 1, 2022, we suspended our operations in Russia and recorded charges of $8.2 primarily related to inventory and bad debt reserves. We estimate a negative revenue impact of $85 for 2022 related to a reduction in sales stemming from the Russia-Ukraine war. Continuation of, or an escalation in, the war, or expansion of economic disruption, could have a material adverse effect on our business, financial condition, and results of operations. We are currently exploring alternatives for our operations in Russia, which could include a sale, disposition or wind down, or a combination of these alternatives, although we cannot provide any assurance of the timeline for or success of these alternatives.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 30, 2019, the Board of Directors approved an indefinite term $500 share repurchase program (the 2019 Plan). Share repurchase activity during the three months ended October 1, 2022 is shown in the table below.
Purchases of equity securities by the issuer and affiliated purchasers

PERIOD	TOTAL NUMBER OF SHARES PURCHASED(1)	AVERAGE PRICE PAID PER SHARE(2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
7/3/2022 - 7/30/2022	68,629	$66.34	66,579	$138.8
8/1/2022 - 8/27/2022	392	$75.81	—	$138.8
8/28/2022 - 10/1/2022	294	$74.08	—	$138.8
(1)Includes shares withheld in settlement of employee tax withholding obligations due upon the vesting of restricted stock unit and performance stock unit awards.
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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were €2.2 million euros and €1.5 million euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of €1.3 million euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through October 1, 2022, however, Bornemann did pay fees of approximately €5 thousand euros during the nine months ended October 1, 2022 and approximately €10 thousand euros during 2021 to the German financial institution which is maintaining the Bond.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

(10.1)	Annual Compensation of Non-Employee Directors

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Condensed Financial Statements, and (vii) Cover Page

(104)	The cover page from the Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ Emmanuel Caprais
Emmanuel Caprais
Chief Financial Officer

November 3, 2022