Form 10-K
period 2022-12-31
ITT INC.
filed 2023-02-15
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from_____ to _____
Commission File No. 001-05672

ITT INC.

Incorporated in the State of Indiana	81-1197930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
100 Washington Boulevard, 6th Floor
Stamford, Connecticut 06902
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑   No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of common stock of the registrant held by non-affiliates of the registrant on June 30, 2022 was approximately $5.5 billion. As of February 13, 2023, there were 82.7 million shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2023 Annual Meeting of Shareholders are incorporated by reference in Part II and Part III of this Form 10-K.

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the SEC). The SEC maintains a website at www.sec.gov on which you may access our SEC filings. In addition, we make available free of charge at www.itt.com/investors copies of materials we file with, or furnish to, the SEC as soon as reasonably practical after we electronically file or furnish these reports, as well as other important information that we disclose from time to time. In addition, in certain sections of this Annual Report on Form 10-K we refer readers to additional information that is contained on our website, or that can be accessed through our website. The information on our website, including the materials we are specifically referencing, do not constitute a part of this Annual Report on Form 10-K. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website.
Our corporate headquarters is located at 100 Washington Boulevard, 6th Floor, Stamford, Connecticut 06902 and the telephone number of this location is (914) 641-2000.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather represent only a belief regarding future events based on current expectations, estimates, assumptions and projections about our business, future financial results, the industry in which we operate, and other legal, regulatory and economic developments. These forward-looking statements include, but are not limited to, future strategic plans and other statements that describe the company’s business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future events and future operating or financial performance.
We use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “future,” “may,” “will,” “could,” “should,” “potential,” “continue,” “guidance” and other similar expressions to identify forward-looking statements. Forward-looking statements are uncertain and, by their nature, many are inherently unpredictable and outside of ITT’s control, and are subject to known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such forward-looking statements.
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
•uncertain global economic and capital markets conditions, which have been influenced by the COVID-19 pandemic, the Russia-Ukraine war, inflation, uncertainty regarding the U.S. federal government’s debt limit, changes in monetary policies, the threat of a possible global economic recession, trade disputes between the U.S. and its trading partners, political and social unrest, and the availability and fluctuations in prices of energy and commodities, including steel, oil, copper and tin;
•impacts on our business stemming from the COVID-19 pandemic, including from government-mandated site closures, employee illness and absenteeism, and continued supply chain disruptions and raw material shortages, which has resulted in increased costs and reduced availability of key commodities and other necessary services;
•our inability to hire or retain key personnel;
•fluctuations in foreign currency exchange rates and the impact of such fluctuations on our revenues, customer demand for our products and on our hedging arrangements;
•failure to manage the distribution of products and services effectively;
•fluctuations in interest rates and the impact of such fluctuations on customer behavior and on our cost of debt;
•failure to compete successfully and innovate in our markets;
•failure to protect our intellectual property rights or violations of the intellectual property rights of others;
•the extent to which there are quality problems with respect to manufacturing processes or finished goods;

•the risk of cybersecurity breaches or failure of any information systems used by the Company, including any flaws in the implementation of any enterprise resource planning systems;
•loss of or decrease in sales from our most significant customers;
•risks due to our operations and sales outside the U.S. and in emerging markets, including the imposition of tariffs and trade sanctions;
•fluctuations in demand or customers’ levels of capital investment and maintenance expenditures, especially in the energy, chemical and mining markets;
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
•failure to comply with the U.S. Foreign Corrupt Practices Act (or other applicable anti-corruption legislation), export controls and trade sanctions;
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
The forward-looking statements included in this Annual Report on Form 10-K speak only as of the date of this report. We undertake no obligation (and expressly disclaim any obligation) to update any forward-looking statements, whether written or oral or as a result of new information, future events or otherwise.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
(Amounts reported in this Annual Report on Form 10-K, except per share amounts, are stated in millions unless otherwise specified. References herein to "ITT," "the Company," and such words as "we," "us," and "our" include ITT Inc. and its subsidiaries on a consolidated basis, unless the context otherwise indicates.)
COMPANY OVERVIEW
ITT is a diversified manufacturer of highly engineered critical components and customized technology solutions primarily for the transportation, industrial and energy markets. We manufacture components that are integral to the operation of equipment, systems and manufacturing processes in these key markets. Our products provide enabling functionality for applications where reliability and performance are critically important to our customers and the users of their products. We operate through three primary segments: Motion Technologies (MT), Industrial Process (IP), and Connect & Control Technologies (CCT).

2022 COMPANY SNAPSHOT
• $3.0 billion of sales across approx. 125 countries	• Approx. 10,300 employees in 38 countries
• Global presence with 67% of revenue outside the U.S.	• Balanced and diversified portfolio
MT is a global manufacturer of highly engineered and durable brake pads, shock absorbers and damping technologies for the automotive and rail markets. IP is a global manufacturer of industrial pumps, valves, and monitoring and control systems, and provides aftermarket services for the energy, chemical and petrochemical, pharmaceutical, general industrial, mining, pulp and paper, food and beverage, and biopharmaceutical markets. CCT is a global designer and manufacturer of harsh-environment connectors and critical energy absorption and flow control components, primarily for the aerospace, defense and industrial markets. For additional segment information, see Segment Information section.

Business Model and Strategy
Our businesses share a common, repeatable operating model centered on our engineering capabilities. Each business applies its technology and engineering expertise to solve our customers' most pressing challenges. Our technological applications foster an ongoing business relationship with our customers which provides us with unique insight into our customers' requirements while enabling us to develop solutions to better assist our customers achieve their business goals. Our technology and customer intimacy together provide opportunities to capture recurring revenue streams, aftermarket opportunities and long-lived platforms from original equipment manufacturers (OEMs).
We create long-term stakeholder value through our four strategic priorities of customer centricity, operational excellence, effective capital deployment, and sustainability and innovation. Our strategy is designed to achieve premier financial performance by combining profitable growth with operational improvements, while keeping our customers at the center of everything we do.
Our operational focus centers on safety, quality, on-time delivery and productivity. We are on a journey to establish a higher performance culture that goes beyond the factory floor to improve the efficiency and effectiveness of all critical processes in the value chain. These initiatives encompass not only continuous improvement principles, but also leadership, talent and cultural aspects. For additional information, refer to Human Capital Management below.
We believe ITT has the opportunity to continue to expand geographically, enhance existing products and develop new products, improve our market position and increase earnings through organic growth and targeted acquisitions. We are expanding in international markets and investing in new products that leverage our deep engineering capabilities. We continue to evaluate investments that will enable us to strategically and efficiently deploy capital, including close-to-core acquisitions that have unique and differentiated products, services and technologies. Effective capital deployment, including resource optimization and a disciplined focus on cash flow management, are a major part of how we plan to achieve our strategy and deliver strong shareholder returns.
Primary Businesses and Brands
Our businesses are committed to quality, reliability, durability and engineering excellence. Our brands have a strong international presence across many emerging markets, including China, India, Mexico, Brazil and Saudi Arabia.

OUR KEY BRANDS
MT	• ITT Friction Technologies	• KONI	• Wolverine Advanced Materials
	• Axtone	• Novitek	• GALT.
IP	• Goulds Pumps®	• Bornemann®	• Engineered Valves®
	• PRO Services®	• C'treat®	• i-ALERT®
	• Rheinhütte Pumpen	• Habonim
CCT	• Cannon®	• VEAM®	• BIW Connector Systems®
	• Aerospace Controls	• Enidine®	• Compact Automation®
	• Neo-Dyn® Process Controls	• Conoflow®	• Matrix Composites

Environmental, Social & Governance
Environmental, social & governance (ESG) practices play an essential role in our business and operating strategies and are firmly rooted in how we do business and in our daily decisions. Our products, manufacturing processes and innovations reflect our drive to contribute to global sustainability. We believe ingraining ESG priorities into our strategy will not only drive long-term growth and shareholder value, but it is also simply the right thing to do.
Environmental
We recognize climate change is a global crisis and we are committed to doing our part to reduce environmental impacts. Our approach to environmental stewardship falls into three categories:
▪Development of innovative products that help customers reduce their emissions and achieve their sustainability goals;
▪Investment in technologies to reduce CO2 emissions, waste sent to landfills and water usage;
▪Development of a credible path to carbon neutrality through our Reduce–Avoid–Offset framework, in which we seek to reduce our carbon footprint and commit to renewable energy.
We partner with our customers to solve challenging problems and deliver best-in-class solutions. ITT's products enable our customers to operate more efficiently, reduce their total cost of ownership and produce sustainable, environmentally impactful technologies.
At the same time, it is a business imperative for us to ensure our operations are efficient, sustainable and environmentally conscious. In 2021, we developed our Reduce–Avoid–Offset framework through which we are pursuing our goal of reducing greenhouse gas emissions. The framework will drive the creation of our path to carbon neutrality and we expect to reduce our global Scope 1 and 2 emissions for all of ITT by 10% by the end of 2026, compared to 2021.
We are subject to stringent federal, state, local, and foreign environmental laws and regulations concerning air emissions, water discharges and waste disposal. In the U.S., these include, but are not limited to, the Federal Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act, and the Comprehensive Environmental

Response, Compensation and Liability Act. We closely monitor our environmental responsibilities, together with trends in environmental laws. Separate from our Reduce–Avoid–Offset framework, we have established an internal program to assess compliance with applicable environmental requirements at our facilities. The program, which includes periodic audits of many of our locations, including our major operating facilities, is designed to identify problems in a timely manner, correct deficiencies and prevent future noncompliance. ITT's environmental liabilities are, for the most part, not associated with current operating facilities (only two of ITT's 28 environmental matters are associated with active operating sites). Additionally, ITT’s diligent approach to remediation has resulted in a reduction in the number of ongoing environmental remediation matters by approximately 50% over the past seven years.
Environmental laws and regulations are subject to change, and the nature and timing of such changes, if any, is difficult to predict. To minimize our exposure, we have purchased insurance protection against certain environmental risks arising from our business activities. As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, it is not possible to reasonably predict the outcome of these uncertainties or any resulting impact on our financial statements.
For additional information regarding environmental matters, see "Critical Accounting Estimates" within Item 7, Management's Discussion and Analysis, and Note 20, Commitments and Contingencies, to the Consolidated Financial Statements.
Social
We recognize that sustainable performance and growth are made possible only through the efforts of our dynamic, diverse team of over 10,000 ITTers. Given this, one of our most important commitments as a company is to create an engaging, inspiring place to work and drive actions that enable every individual's full potential and performance. Refer to the "Human Capital Management" section below for further information.
Governance
Our Board of Directors (the “Board”) is composed of highly experienced and diverse individuals. The role of the Board is to oversee the affairs of the Company, including those pertaining to ESG, and to ensure the overall success of the business. ITT's Board believes in strong corporate governance and is committed to sound principles and practices. Meanwhile, our ethics and compliance and enterprise risk management programs, and ongoing shareholder engagement, help us to understand key risks and market trends as an organization and deploy resources appropriately to meet our current and future needs. ITT has been an early adopter of many of the most significant governance advances over the last two decades, including majority voting for uncontested director elections, proxy access bylaws, an independent Board Chair and shareholder rights to call a special meeting.
While we are proud of the strides we have made with respect to our ESG efforts to date, we will continue looking for ways to improve upon these efforts to help bring additional value to our employees, customers, communities and business. For further information regarding our ESG commitment, refer to our ITT 2022 Sustainability Report (the "2022 Sustainability Report"), which is available on our website at www.itt.com/sustainability.
Human Capital Management
We believe that sustainable performance and growth are made possible only through the efforts of our dynamic diverse team of employees. In order to continue innovating in the industries we serve, ITT remains committed to attracting and retaining top talent. We strive to make ITT an inclusive and safe workplace for all, and to create a higher performance culture with opportunities and training for all employees to develop and grow professionally and personally. In addition, we offer competitive compensation, benefits, and health and wellness programs.
As of December 31, 2022, we had approximately 10,300 employees located in 38 countries, including approximately 2,600 employees in the U.S. As of December 31, 2022, approximately 22% of our U.S. employees are represented by unions. No one unionized facility in the U.S. accounted for more than 15% of ITT's total revenues. In addition, many of our global employees are covered by collective agreements or represented by works councils or other groups. We continually focus on building strong relationships with our employees. In 2022, new three-year contracts were successfully ratified by two unions that represent the majority of our union employees in the U.S. and we have not experienced any material strikes or work stoppages in the past several years.
Diversity, Equity and Inclusion
We believe a diverse, equitable and inclusive workforce is fundamental to our success and growth. Diversity, equity and inclusion (DEI) are key business priorities for ITT and core to our values as a company. We are committed to fostering an inclusive culture that is fueled by diverse ideas and perspectives, and to leveraging these differences in ways that positively impact our performance, the engagement of our people and the global communities in which we operate. We demonstrate our commitment to DEI through actions and we align our efforts to our strategic workplace and marketplace goals. This includes creating an environment where all ITTers can fully engage, achieve their potential and freely share ideas to guide us toward innovative thinking and better business decisions and solutions. It also includes driving practices and programs to build and support diverse representation in our employee population, including diversity with regard to race, religion, gender, disability, nationality, age, sexual orientation, ethnic background and more. We firmly believe we will create more success by continuously learning from each other's ideas, opinions and experiences. We also believe that by creating a diverse environment, we will sustain and propel our success in the global marketplace to create long-term sustainable value for all our stakeholders. For additional information about actions to drive our DEI strategy along with our diversity goals please refer to our 2022 Sustainability Report. Our 2019 Sustainability Report and our 2020 and 2021 annual supplements, all of which can be found on our website at www.itt.com/sustainability, also provide information and the history of our DEI journey. In addition, to provide additional transparency regarding our commitment to diversity, our most recent EEO-1 report is available on our website at www.itt.com/our-people/eeo-1-report. We will post our 2022 EEO-1 report to this website when it becomes available.
Health, Safety and Well-being
At ITT, the health, safety, and well-being of our employees is our number one priority. Our Environmental, Safety, Health and Security Council provides for the systemic control of workplace risks and drives continual improvement of environmental and occupational safety and health protocols at all of our sites around the world. We challenge ourselves to continually reduce injury frequency and severity by engaging employees in our “Accept Only Zero” safety accountability system and fostering an environment where employees take responsibility for their actions and have access to tools and training to work safely together. Despite these comprehensive measures, accidents still occur. In such cases, we report the accident, its root cause and any corrective measures taken in ITT’s company-wide accident reporting and tracking tool. Accident reporting and analysis helps ITT gauge the effectiveness of our safety initiatives and procedures across all sites.
The COVID-19 pandemic has magnified the importance of keeping our employees safe and healthy. As part of our on-going response to the pandemic, we have taken continued action as part of our "Ready, Safe, Go!" program to help protect our workforce. We have maintained core crisis teams and enacted safety measures at all of our sites. We also continue to use measures such as enhanced cleaning protocols, on-site rapid testing, and distribution of personal protective equipment and testing kits, to keep our employees safe. As a result of these measures, we have been able to operate our facilities as safely as reasonably possible under the circumstances.
Talent Development
In order to foster a higher-performance culture, we are committed to maintaining effective strategies to support recruiting and hiring, onboarding and training, compensation planning, performance management and professional development. We invest significant resources to develop our talent in order to remain a worldwide leader in the manufacturing of highly engineered customized products and solutions. We focus on providing meaningful, equitable career development pathways and support to help ITTers realize their career aspirations. Our development philosophy is built around a “know-do” framework which includes both formal training and experiential learning. Tailored learning programs, coaching and mentoring elevate both technical and other skills (the “know”) while challenging, well-planned work experiences and global assignments prepare ITTers for current and future roles (the “do”). Successful employee development is also supported by thoughtful plans built in partnership between employees and their managers. Our development planning tools and processes ensure targeted, concrete action planning, and we promote continuous feedback and regular check-ins.
Compensation and Benefits
We provide flexible compensation and benefits programs to help meet the needs of our employees. In addition to base salaries, we offer numerous benefits for eligible employees, including annual bonuses, stock awards, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, flexible work schedules, retirement benefits, employee assistance programs and tuition reimbursement. ITT’s pay and recognition practices leverage data to ensure our employees receive competitive, equitable salaries supported by evaluations of roles, experience, performance and union or works council agreements in select areas. Our variable incentive plans reinforce pay for performance and our strong belief in meritocracy. The majority of our employees are eligible for either a performance-based bonus or a statutory profit-sharing payment. The bonus plans align employee compensation with financial or operational results and individual performance. With respect to stock awards, we have used discretionary equity-based grants with time-based vesting conditions to facilitate the retention of key personnel, particularly those identified as high-performing talent.

SEGMENT INFORMATION
See Note 3, Segment Information, to the Consolidated Financial Statements for financial information about each of our segments.
Motion Technologies (MT)
The Motion Technologies segment is a manufacturer of brake pads, shims, shock absorbers, energy absorption components and sealing technologies primarily for the transportation industry, including passenger cars and trucks, light- and heavy-duty commercial and military vehicles, buses and trains. MT consists of the following primary business units: ITT Friction Technologies, Wolverine Advanced Materials, and KONI & Axtone.
ITT Friction Technologies (Friction)
Friction manufactures a range of brake pads installed as original equipment (OE) on passenger cars (both internal combustion engine vehicles and electric vehicles) and light commercial vehicles. Demand for our products stems from a variety of end customers and automotive platforms around the world. OE brake pads are sold directly to OEMs or to Tier-1 brake manufacturers. Our OE brake pads are designed to meet customer specifications and environmental regulations, and to satisfy an array of performance standards across multiple geographies. Most automotive OEM platforms (car models) require specific brake pad formulations and have demanding quality, delivery and volume schedules. Friction anticipated the industry transition towards copper-free brake pads and is a recognized industry leader in the paradigm shift towards new brake pad formulations that are designed, developed and tested specifically for electric vehicles (EV). Success in developing brake pads for EVs has led Friction to win multiple EV platform awards with established and new OEMs.
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
Wolverine Advanced Materials (Wolverine)
Wolverine is a manufacturer of custom damping technologies for automotive braking systems (for both internal combustion engine vehicles and EVs) and specialized gasket sealing solutions for harsh operating environments. Wolverine sells its products, which consist primarily of brake shims and gaskets, to Tier-2 brake pad suppliers (including Friction Technologies) and to Tier-1 manufacturers. Brake shims are thin metal and rubber adhesive dampeners that fit onto the brake pad and against the brake caliper to prevent excessive noise and vibration. Gaskets are an anti-vibration and sealing solution that prevent fluid spillage in applications such as engines, transmissions, exhaust systems, fuel systems and a variety of pneumatic systems. These products are sold either as coils of rubber-coated sheet metal or stamped into finished component parts.
KONI & Axtone
The KONI & Axtone business services four main end markets: railway rolling stock for freight and passenger trains; car and racing; bus, truck and trailer; and defense.
Railway provides a wide range of equipment for passenger rail, locomotives, freight cars, high speed trains and light rail. Offerings include customized energy absorption solutions, hydraulic shock absorbers (primary, lateral, and inter-car), yaw dampers, springs, visco-elastic and hydraulic buffers, coupler components and crash mitigation equipment. Revenue from our rail damping systems is balanced between OE and aftermarket customers. Sales are made either directly to train manufacturers and train operators carrying out scheduled train maintenance programs or indirectly through distributors. KONI & Axtone are lifetime partners of rail customers, also offering repair and overhauling capabilities for their products.

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

Bus, Truck and Trailer, and Defense manufactures hydraulic and hydro-pneumatic shock absorbers for sale to both OEM and aftermarket customers.
Other Information
MT has a global manufacturing footprint with advanced automation capabilities, with production facilities in Europe, China, North America and India.
MT competes in markets primarily served by large and well-established national and global companies. Key competitive drivers within the brake pad and brake shim businesses include technical expertise, formulation development capabilities, scale production, product performance, high-quality standards, customer intimacy, reputation and the ability to meet demanding delivery and volume schedules in a limited amount of time. We have well-established, long-term relationships with our OE and OES brake pad customers based on mutual trust, local proximity and a wide range of cooperative activities, ranging from design, to sampling, prototyping and testing phases of brake pads. MT is also a leading supplier of aftermarket brake pads within the highly fragmented global market.
Competitive drivers in MT's rail business include customer intimacy, price, technical expertise and product performance. MT's rail products are considered critical components because of safety requirements and thus they are designed specifically for different train applications and must satisfy strict compliance requirements. MT is a global leader in rail suspension components, freight coupling devices currently used in Europe and crash absorption systems.
MT's sales to Continental, a supplier to the automotive industry and MT's largest customer, represented 18% of MT's 2022 revenue. Automaker requests to use ITT brake pads in their Continental-produced braking systems (calipers) typically account for approximately half of MT's revenue from Continental. These automaker requests are generally formalized through supply agreements signed directly between MT and the automakers. The remainder of MT's sales to Continental is through a long-term agreement to supply Continental with aftermarket parts.
Industrial Process (IP)
The Industrial Process segment is an OEM and an aftermarket parts and service provider of industrial pumps, valves, plant optimization and remote monitoring systems and services. IP's products serve an extensive base of customers ranging from large multi-national companies and engineering, procurement and construction (EPC) firms to regional distributors and various other end-users. IP has a global manufacturing footprint with significant operations in the United States, South Korea, Saudi Arabia, Mexico and Germany. IP's customers operate in global infrastructure and natural resource markets such as energy, chemical and petrochemical, pharmaceutical, biopharmaceutical, general industrial, mining, pulp and paper, food and beverage, and power generation. IP's marketplace-recognized brands include Goulds Pumps®, Bornemann®, Rheinhütte Pumpen, Engineered Valves®, PRO Services®, C'treat®, i-ALERT® and Habonim.
Industrial Pumps
Industrial pumps are used by a wide array of customers and applications primarily in the chemical, energy, mining, general industrial, pharmaceutical and power generation markets. IP designs and manufactures configured-to-order and standards-based industrial pumps that are highly engineered and customized to customer needs. These products include a broad portfolio of centrifugal and twin screw positive displacement pumps that meet the following industry-recognized standards: American Petroleum Institute (API), American National Standards Institute (ANSI), ATmosphere EXplosible, European Directive 2014/34/EC (ATEX), IEC standards (IECEx) and International Organization for Standardization (ISO). Our project pumps are generally part of larger and more complex capital projects, have longer lead times than baseline pumps and are generally managed by EPC firms.
Valves
Valves are manufactured to handle a wide variety of process conditions and solve unique challenges in the biopharmaceutical, chemical, mining, power generation, pulp and paper, and general industrial markets. Our portfolio of valve products includes knife-gate valves, ball valves and hygienic and industrial diaphragm valves, marketed under the brand names EnviZion®, Cam-Line®, Cam-Tite®, Dia-Flo®, Fabri-Valve®, Pure-Flo®, Skotch®, and Habonim. Also included within our portfolio is the Integrated Sensing Platform (ISP), which is a next-generation linear position sensing technology for EnviZion® and Pure-Flo® hygienic diaphragm valves, developed specifically for the toughest applications in the biopharmaceutical and sanitary industries. New to our portfolio is Habonim, which is a designer and manufacturer of valves, valve automation and actuation for the gas distribution (including liquified natural gas), biotech and harsh application service sectors.

Aftermarket
Our aftermarket solutions, which represent approximately 45% of IP's revenue, provide customers with replacement parts, services and plant optimization solutions that reduce total cost of ownership of pumps and rotating equipment. In addition to providing standard repairs, IP also develops engineered solutions for specific customer process issues. Examples include innovative technologies like PumpSmart® Control & Protection Technology and i-ALERT® Equipment Health Monitoring Devices, which remotely control and monitor pumps and other rotating equipment in an industrial environment.
Other Information
IP markets its products via a global and diversified sales channel structure. Sales to independent distributors, who service end-users, account for approximately one-third of IP's revenue. We also sell directly to end-users through our customer-focused direct sales and service organization. In addition, we have focused channels dedicated to supporting EPC firms as their needs are often distinct from those of distribution and end-user customers.
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
Connect & Control Technologies (CCT)
The Connect & Control Technologies segment designs and manufactures a range of highly-engineered connectors and specialized products for critical applications supporting various markets including aerospace and defense, industrial, transportation (including EVs), medical and energy. CCT’s products are often components on long-lived platforms that generate recurring aftermarket and replacement opportunities. CCT has organized its business around product offerings and end-user markets, with dedicated teams specializing in solutions for their specific markets, providing focused customer support and expertise.
Connector Products
The connector product portfolio includes high-performance connectors of the following types: Circular, Rectangular, Radio Frequency, Fiber Optic, D-sub Miniature, Micro-Miniature and cable assemblies. Brands include Cannon®, VEAM®, and BIW Connector Systems®, which deliver solutions to enable the transfer of data, signals and power for various end-user markets including aerospace, defense, industrial, transportation, medical and energy. These brands are known for high-performance, high-reliability solutions which withstand high temperatures and pressure and are resistant to corrosive environments. In certain harsh environment markets, our connector products are considered market leaders because of our technological capabilities, cost performance and global footprint.
Products for the commercial aerospace and defense markets include industry standards-based connectors and late-stage customized solutions. These products are designed to withstand the extreme conditions in harsh environments that are typical in aviation and military applications where reliability and safety are critical factors.
Products for the industrial markets include connectors for industrial production and transportation equipment, industrial electronics and instruments, and other industrial and medical applications. Products for the transportation markets include connectors for electric vehicle charging station applications, passenger rail and heavy-duty vehicles.
Products for the energy markets include connectors that provide power for electric submersible pumps in oil wells, reservoir monitoring instruments and electrical downhole heaters. Specific product applications include electrical power penetrators for wellheads, packers and pods that are able to accommodate various sizes and provide for multiple sealing strategies and ratings.
Control Products
The control product portfolio consists of highly engineered actuation, flow control, energy absorption, environmental control, and composite component solutions for the aerospace, defense and industrial markets.
Control products for the aerospace and defense markets include actuators, valves, pumps and switches for flow control applications, rate controls, seat recline locks and elastomer isolators for aircraft interiors, elastomeric bearings for rotorcraft vibration isolation, heaters, hoses, and composite ducting for environmental control systems, and advanced composites for engine applications. Brands include Aerospace Controls, Enidine® and Matrix Composites.
Control products for the industrial markets include shock absorbers, wire ropes and actuators for factory and warehouse automation, regulators and switches for process control applications, seismic isolators and large bore shocks for protection of critical infrastructure, and regulators for natural gas vehicles. Brands include Enidine®, Compact Automation®, Turn-Act®, Neo-Dyn® and Conoflow®.
Other Information
CCT has a global production footprint, including facilities in the United States, Mexico, Germany, Italy, China and Japan, which provide close geographic proximity to key customers. CCT competes with a large number of companies in highly fragmented industries, ranging from large public multi-national corporations to small privately-held local firms, depending on the product line and region. CCT's ability to compete successfully depends upon numerous factors including quality, price, lead time, performance, brand recognition, customer service, innovation, application expertise and previous installation history. In addition, collaboration with customers to deliver a wide range of product offerings has allowed CCT to compete effectively, to cultivate and maintain strong customer relationships and to expand into new markets. CCT products are sold directly and indirectly through numerous channels, including distributors. CCT has long-lasting relationships with distributors, as many have been selling certain CCT products for decades. Sales to distributors represented approximately one-third of CCT's 2022 revenue.

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
• Specialty Alloys, including Titanium
Raw materials are purchased in various forms, such as sheet, bar, rod and wire stock, pellets and metal powders. We also use various specialty resins and adhesives. Raw materials, supplies and product subassemblies are purchased from third-party suppliers, contract manufacturers and commodity dealers. For most of our products, we have alternate sources of supply or such materials are readily available. However, in some instances we depend on a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to a limited number of suppliers.
Our operating results are generally exposed to fluctuations in the prices and supply constraints of raw materials and commodities due to inflation, supply chain disruptions, foreign currency fluctuations, and tariffs imposed by the U.S. and other countries. We continually monitor the business conditions of our supply chain to maintain our market position and to avoid potential supply disruptions. During 2022, we experienced, and continue to experience, significant disruptions to our supply chain caused primarily by congested shipping ports around the world and the COVID-19 pandemic. These supply chain challenges have resulted in shortages of materials, including commodities such as steel, and other components that we use in our production processes. In 2022, decreased availability of raw materials and component parts adversely affected our ability to deliver products to our customers. Because of the rising demand for raw materials globally, we have experienced significant increases in prices and shipping costs, which impacted our financial results. See Item 7, Management's Discussion and Analysis for additional information. We have been able to partially mitigate the impact of this inflation via fixed-price supply contracts with suppliers, price increases to customers and productivity savings. We typically acquire materials and components through a combination of blanket and scheduled purchase orders to support our materials requirements for an average of four to eight weeks, with the exception of some specialty materials. In limited circumstances, we may have to obtain scarce components for higher prices on the spot market, which may have a negative impact on our results. We also acquire certain inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. We evaluate hedging opportunities to mitigate or minimize the risk of margin erosion resulting from the volatility of commodity prices. The challenges associated with supply chain disruptions, inflation and tariffs are expected to continue in 2023, and we are unable to reasonably predict when they will be resolved. As a result, we cannot provide assurance that we will not be adversely affected by materials price volatility or the availability of supplies to meet customer demand in the future.
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
Intellectual Property
Where appropriate, we seek patent protection for inventions and improvements that are likely to be incorporated into our products or where proprietary rights are expected to improve our competitive position. The highly customized application engineering embedded within our products, our proprietary rights, our knowledge capabilities and our brand recognition all contribute to enhancing our competitive position.
Although we own and control a significant number of patents, trade secrets, confidential information, trademarks, trade names, copyrights and other intellectual property rights which, in the aggregate, are of material importance to our business, management believes that our Company, as a whole, as well as each of our core segments, is not materially dependent on any one intellectual property right or related group of such rights. Patents, patent applications and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise. As the portfolio of our patents, patent applications and license agreements has evolved over a long period of time, we do not expect the expiration of any specific patent or other intellectual property right to have a material adverse effect on our financial statements.
Research and Development
Research and Development (R&D) is key to our strategy and is generally focused on the design of highly engineered solutions. R&D focuses on developing competitive solutions to address clear needs in the market segments we serve. In addition, we work closely with our customers to address their needs by engineering solutions to fit their particular application, thus enabling our customers to achieve their specific goals. We believe R&D is a source of competitive advantage and, in recent years, we have invested in new product innovation, including opening new innovation centers in Italy and China to support our R&D efforts. We plan to continue with these efforts in the future. R&D as a percentage of sales was approximately 3% during each of the past three years.
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

General Developments of the Business
Acquisitions

Date of Acquisition	Segment	Business Acquired	Description
April 4, 2022	IP	Habonim Industrial Valves and Actuators Ltd (Habonim)	Designer and manufacturer of valves, valve automation and actuation for the gas distribution (including liquified natural gas), biotech and harsh application service sectors
Other than as described herein, there have been no significant developments since our previous Form 10-K filing. See Note 23, Acquisitions and Investments, to the Consolidated Financial Statements for additional information.

ITEM 1A.	RISK FACTORS
We are subject to a wide range of factors that could materially affect future developments and performance. Because of these factors, past performance may not be a reliable indicator of future results. You should carefully consider, together with the other information contained in this Annual Report on Form 10-K, the risks and uncertainties described below. These risks may have a material adverse effect on our reputation, business, results of operations, financial condition, or cash flows. In addition to these risks, there may be additional risks and uncertainties that adversely affect our business, performance or financial condition in the future that are not presently known, are not currently believed to be significant or are not identified below because they are common to most or all companies.
Business and Operating Risks
Our business has been, and may continue to be, adversely affected by raw material price volatility, a limited number of suppliers and the inability of suppliers to meet quality and delivery requirements.
Our business relies on third-party suppliers for raw materials, components and contract manufacturing services to produce our products. Commodity prices and the prices for other raw materials necessary for production have fluctuated, and may continue to fluctuate, significantly and in 2022 the increase in raw materials and shipping costs negatively impacted our financial results. We are not always able to pass along raw material and component price increases to our customers which has impacted, and may continue to impact, our sales growth and profitability.
In addition, the supply of raw materials to ITT and to its component parts suppliers has been, and may continue to be, interrupted for a variety of reasons affecting our suppliers, including the COVID-19 pandemic, congested shipping ports around the world, production interruptions, the impaired financial condition of a particular supplier, capacity constraints, labor disputes or shortages, the ability to meet regulatory requirements and commitments to other purchasers. For most of our products, we have existing alternate sources of supply, or the required materials have historically been readily available. In limited instances, we depend on a single source of supply, manufacturing or assembly, or participate in commodity markets that may be subject to a limited number of suppliers. Although we believe we could obtain and qualify alternative sources for most sole and limited source supplier materials if necessary, the transition to an alternative source could be complex, costly, and protracted, especially if the change requires us to redesign our systems or re-qualify our products. In 2022, decreased availability of raw materials and component parts adversely affected our ability to deliver products to our customers and resulted in increased backlog.
Any further delay in our suppliers’ abilities to provide us with sufficient quality or flow of materials or any supplier price increases, or any decreased availability of raw materials or commodities, could further impair our ability to deliver products to our customers or may significantly impact our profitability.
Our operating results and our ability to maintain liquidity or procure capital have been, and may continue to be, adversely affected by unfavorable or uncertain global macroeconomic and capital market conditions.
Adverse global macroeconomic conditions, including due to inflation, slowing growth or a recession, currency fluctuations, new or increased tariffs or barriers to trade, uncertainty regarding the federal government’s debt limit, tighter credit, higher interest rates and higher unemployment can negatively impact customer confidence, spending, and demand for our products and services. In addition, these conditions can negatively impact our customers and suppliers. A downturn in the economic environment can also lead to increased credit and collectability risk or slower collection on the Company's trade receivables, increased bankruptcy risk amongst our suppliers, the failure of derivative counterparties or other financial institutions, limitations on the ability of the Company to issue new debt, reduced liquidity, declines in the fair value of the Company's financial instruments, and increased impairment risk for the Company's goodwill and intangible assets. These and other economic factors could materially adversely affect the Company's business and financial results.
Because a significant portion of our sales are to customers operating outside the U.S., our financial results have been, and may continue to be, adversely impacted by foreign currency fluctuations, which are influenced by changes in global macroeconomic conditions. The primary foreign currencies to which we have exposure are the Euro, Chinese renminbi, Czech koruna, South Korean won, Saudi riyal and Hong Kong dollar. Any significant change in the value of currencies of the countries in which we do business relative to the value of the U.S. dollar could reduce our revenue and adversely impact our ability to sell products or control costs. In addition, our international subsidiaries report their results of operations and financial position in their respective local currencies (i.e., functional currencies), which are then translated into U.S. dollars for financial reporting purposes. As the relationship between these foreign currencies and the U.S. dollar changes, our financial results have been, and may continue to be, adversely affected upon translation. From time to time, we enter into derivative contracts to hedge some of our foreign currency exposures. However, our hedging strategy may fail to reduce our exposure and could even result in an unfavorable impact to our financial results. Refer to Note 22, Derivative Financial Instruments, for further information.
During 2022, there has been a continued deterioration in global macroeconomic conditions, which has been caused by a number of factors, including the ongoing challenges posed by the COVID-19 pandemic and the Russia-Ukraine war. Adverse changes to macroeconomic conditions could jeopardize counterparty obligations with our customers and may reduce funds available for our customers to pay for our products and services for a prolonged and perhaps unknown period of time. These factors have resulted and may continue to result in customers extending terms for payment or failing to timely pay accounts when due and may result in us having higher customer receivables with increased risk of default. We have experienced and expect to continue to experience volatility in revenues, operating results and profitability primarily as a result of these uncertain global macroeconomic and capital market conditions.
Continued instability in the geopolitical environment and global credit markets may put further pressure on global macroeconomic conditions. If these conditions, or the economic conditions in the key markets or regions in which we operate, do not improve, we may continue to experience material adverse impacts on our financial results.
We have been and continue to be negatively impacted by the COVID-19 pandemic and its related impacts to our employees, operations, customers, and suppliers.
The COVID-19 pandemic and the resulting measures enacted by federal, state and local, and foreign governments to contain the pandemic have caused, and continue to cause, significant disruptions in our businesses and in the global industries where we operate. These disruptions have had, and may continue to have, a material adverse effect on our financial condition and results of operations due to the occurrence of the following:
•government-mandated site closures, the impact of potential travel restrictions and stay-in-place restrictions, including those resulting from China's "zero-COVID" policy, and employee illness and absenteeism;
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
The ultimate impact of the COVID-19 pandemic on our operations and financial performance will depend on future developments that are not within our control, including, but not limited to, the severity and duration of a resurgence of COVID-19 or new variants, the availability and effectiveness of vaccines or other medical remedies against new variants, the extent to which people continue to work from home, vaccine mandates and their effect on our workforce, restrictions on or people's attitudes towards travel and the ongoing pace of economic recovery. At this time, we cannot predict the duration or full magnitude of the COVID-19 pandemic, the various governmental containment measures or the resulting disruptions to our markets and our global business. The longer the pandemic continues, including as a result of a resurgence of the virus or the emergence of a more severe strain of the virus, the more likely that the foregoing risks will be realized and that other negative impacts on our business will occur, including some that we are unable to currently predict.
The industries in which we operate are experiencing a skilled labor shortage and if we are unable to hire and retain key personnel, including engineering talent and senior management talent, our ability to operate or grow our business could be negatively impacted.
The manufacturing industry is currently experiencing a skilled labor shortage. This shortage has created difficulties for the Company in attracting and retaining factory employees, in meeting customer demand and in controlling labor costs. We currently have a significant number of open positions and we expect this to remain so in 2023. A failure to attract or retain engineering and other highly skilled personnel could adversely affect our operating results, our ability to deliver products and services to our customers and our ability to grow our business. Our future success will continue to depend, to a significant extent, on our ability to attract or retain engineers, senior management, our skilled labor source and other key personnel, which will depend on our ability to offer competitive compensation, training, flexibility and other benefits that our current and prospective employees desire.

Failure to provide high quality and reliable products, innovate or respond to competitors in our markets or protect our intellectual property rights could adversely impact our business and financial results.
We believe the principal points of competition in our markets are product performance, reliability and innovation, application expertise, enforcement of intellectual property rights, brand reputation, energy efficiency, product life cycle cost, timeliness of delivery, proximity of service centers, effectiveness of distribution channels and price.
We manufacture key components that are integral to the operation of systems and manufacturing processes in the markets we serve. The reliability and performance of our products are critically important to our customers and the users of their products. Accordingly, quality is extremely important to us and our customers due to the potentially costly consequences of product failure. Our quality certifications, including products manufactured to military specifications, are critical to the marketing success of our goods and services. Our success in part depends on our ability to attract and retain skilled engineers and to manufacture to exact tolerances precision-engineered components, subassemblies and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, we could damage our reputation as a manufacturer of high-quality components, which could hurt our ability to remain competitive and result in a loss of customers, market share or product sales.
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
If we are unable to maintain our competitive position, our business, results of operations or financial condition could be materially adversely affected.
Our operations could be disrupted and our business could be materially and adversely affected by our inability to prevent, detect or adequately respond to cybersecurity breaches.
The efficient operation of our business is dependent on information technology (IT) systems, some of which are managed by third parties. In the ordinary course of business, we collect and store confidential information, including proprietary business information belonging to us, our customers, suppliers, business partners and other third parties, and personally identifiable information of our employees.
Our information technology systems and those of third party service providers may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, cyber-attacks and user errors. Although we actively manage the risks to our information systems that are within our control, we can provide no assurance that our actions or those of our third party service providers will be successful in eliminating or mitigating risks to our systems, networks or data. If we experience a disruption in our information technology systems, it could result in the loss of sales and customers and significant incremental costs, which could materially adversely affect our business. Even the most well-protected information systems are vulnerable to internal and external security breaches including, but not limited to, those by computer hackers and cyber terrorists utilizing techniques such as phishing, ransomware or denial of service attacks. As a provider of products and services to government and commercial customers, and particularly as a government contractor, we are subject to a heightened risk of security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, or acts of vandalism, including by foreign governments and cyber terrorists. Furthermore, information technology security threats are increasing in sophistication, intensity and frequency. A security breach may occur, including breaches that we may be unable to detect. The unavailability of our information systems, the failure of these systems to perform as anticipated for any reason or any significant breach of security could cause significant disruption to our business or could result in decreased performance and increased costs.
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

The Company’s ability to manage its business and monitor results is highly dependent upon information and communication systems, and a failure of these systems, including flaws in the implementation of any enterprise resource planning (ERP) systems, could adversely impact our business or financial results.

The Company is dependent upon a variety of information technology IT systems, including ERP and communication systems, to operate its business. Over the past several years, we have been implementing new ERP systems at many of our sites, including within our shared services subsidiary, and we expect these ERP implementations to continue for the next several years. These ERP implementations have required and will continue to require significant investment in capital and deployment of human resources. Potential flaws in implementing ERP systems or in the failure of any portion or module of the ERP systems may pose risks to our ability to operate successfully and efficiently. In addition, failure to implement the appropriate internal controls with respect to new ERP systems may result in the ERP systems producing inaccurate or unreliable information. Any disruptions, delays or deficiencies in the design or implementation of the new ERP systems or related internal controls, or in the performance of legacy IT systems, could adversely affect the Company’s ability to effectively manage its business, which could adversely affect the Company’s reputation, competitive position and financial results.

A significant portion of our revenue is derived from a single customer. Loss of this customer, a loss of business with this customer, or a reduction in this customer's market share, could adversely impact our financial results.
Sales to Continental, a supplier to the automotive industry and ITT's largest customer, were approximately 8% of our total revenue in 2022. Requests by automakers to use ITT brake pads in their Continental-produced braking systems (calipers) typically account for approximately half of MT's revenue from Continental. These automaker requests are generally formalized through supply agreements signed directly between MT and the automakers. The remainder of MT's sales to Continental is generated from a 10-year agreement to supply Continental with aftermarket parts, which is set to expire on December 31, 2023. We are currently in discussions with Continental to renew this agreement, which we anticipate reaching in 2023. The loss of this customer, failure to renew this long-term aftermarket agreement on terms at least as favorable as the current contract or at all, or a reduction in this customer's market share could have a material adverse effect on our business, results of operations or financial condition.
Due to our operations and sales outside of the U.S., we are subject to inherent business risks, including the imposition of tariffs, which may adversely affect our financial results.
Our international operations, including U.S. exports, comprise a growing portion of our operations and are a strategic focus for continued future growth. Our sales in emerging markets such as Mexico, South America, China, and the Middle East have been increasing. In 2022, 67% of our total sales were to customers operating outside of the United States compared to 70% in 2021. Our sales from international operations and export sales are subject to varying degrees of risks inherent in doing business outside of the United States. These risks include the following:
•possibility of unfavorable circumstances arising from host country laws or regulations;

•restrictions, regulations, or tax liabilities on currency repatriation;
•fluctuations in foreign exchange rates;
•potential negative consequences from changes to taxation policies;
•the disruption of operations from labor and political disturbances;
•war or geopolitical instability in regions where we operate;
•our ability to hire and maintain qualified staff in these regions; and
•changes in tariffs and trade barriers, sanctioned countries and individuals, and import and export licensing requirements.
Our operations in emerging markets could involve additional uncertainties such as challenges in our ability to protect our intellectual property, pressure on the pricing of our products, and risks of political instability. Governments of emerging market countries may also impose limitations or prohibitions on our ability to repatriate funds, impose or increase withholding or other taxes on remittances and other payments to us, seek to nationalize our assets, or impose or increase investment barriers or other restrictions that may adversely affect our business.
Beginning in 2018, the U.S. government undertook a series of actions to increase tariffs on certain goods imported into the U.S., including steel and aluminum, and in response certain governments, including China, imposed retaliatory tariffs on various goods, including on certain goods we sell into China. These tariffs have negatively impacted demand for our products as well as the cost of certain parts and materials that we purchase from vendors located in China. We have been mitigating, and will continue attempting to mitigate, the impact of these tariffs by lowering input costs through efficient utilization of our global manufacturing footprint, supplier and customer negotiations, and diversification strategies. However, we expect that continued trade disputes between the U.S. and China and other countries, and other governmental actions related to tariffs or international trade agreements or policies may continue to adversely impact demand for our products as well as our costs.
The cost of compliance with increasingly complex and often conflicting regulations worldwide can also impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable profit margins.
Our business is impacted by our customers' levels of capital investment, maintenance expenditures and market cyclicality, particularly in the energy, chemical, and mining markets.
Demand for certain of our products and services, particularly in our IP business, depends on the level of capital investment and planned maintenance expenditures of our customers which, in turn, depend on general economic conditions, availability of credit, economic conditions within their respective industries, volatility in commodity prices, expectations of future market behavior and their liquidity and financial position. The ability of our customers to finance capital investment and maintenance may also be affected by factors independent of the conditions in their industries, such as the condition of global credit and capital markets. Accordingly, some of our customers have chosen to postpone capital investment and maintenance, and may continue doing so in the future, potentially even during favorable conditions in their industries or markets, which has led, and may continue leading, to a delay or cancellation of orders.
Our customer's businesses, particularly those in the energy, chemical and mining industries, which represented approximately 9%, 9%, and 3%, respectively, of our 2022 revenue, are to varying degrees cyclical and have experienced, and may in the future experience, periodic downturns of varying severity. For example, the volatility of the energy market has generally been dependent upon the prevailing view of future gas and oil prices, which are influenced by numerous supply and demand factors, including availability and cost of capital, global and domestic economic conditions, environmental regulations, policies of the Organization of the Petroleum Exporting Countries (OPEC) countries and Russia and other factors. Our customers in these industries, particularly those whose demand for our products and services is primarily profit-driven, historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. Additionally, fluctuating energy demand forecasts and commodity pricing and other macroeconomic factors may cause our customers to be more conservative in their capital planning, which could reduce demand for our products and services, result in the delay or cancellation of existing orders, or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in our industry. These factors could have a material adverse effect on our business, results of operations and financial condition.

Russia’s war with Ukraine, and the global response to it, has had, and could continue to have, an adverse impact on our financial results.
Beginning in February 2022, the U.S. government and other nations imposed significant restrictions on most companies’ ability to do business in Russia as a result of Russia’s war with Ukraine. It is not possible to predict the broader or longer-term consequences of this war, which could include further sanctions, embargoes, regional instability and geopolitical shifts which could have further adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Furthermore, such events have the potential to adversely impact the availability of commodities and energy, increase commodity and energy prices, and exacerbate global inflationary pressures. Such geopolitical instability and uncertainty has had and could continue to have a negative impact on our ability to sell to, ship products to, collect payments from and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions. Logistics restrictions, including closures of air space, could increase the costs, risks and adverse impacts from these new challenges. War-related inflationary pressures could further reduce our gross margins as a result of rising input costs. We may also be the subject of increased cyber-attacks as a result of the Russia-Ukraine war. During the year ended December 31, 2022, we suspended our operations in Russia and recorded charges of $7.9 primarily related to inventory and bad debt reserves. Continuation of, or an escalation in, the war or expansion of war-related economic disruption, could have a material adverse effect on our business, financial condition and results of operations. We are currently exploring alternatives for our operations in Russia, which could include a sale, disposition or wind down, or a combination of these alternatives, although we cannot provide any assurance of the timeline for or success of these alternatives.
A material business interruption, particularly at one of our manufacturing facilities, could negatively impact our ability to generate sales and meet customer demand.
If operations at one or more of our manufacturing facilities were to be disrupted as a result of an epidemic or pandemic (including, without limitation, COVID-19), adverse weather condition, IT system or ERP implementation failure, cyber-attack, equipment failure, labor dispute, natural disaster, power outage, fire, explosion, act of terrorism, war, relocation of production location or any other reason, our ability to meet customer demand for our products may be impacted. We have business continuity plans in place to mitigate the effects of such interruptions, but these plans may not be sufficient to resolve the issues in a timely manner. A significant interruption in production capability could also require us to make substantial payments due to non-performance. We also have insurance for certain covered losses which we believe to be adequate to offset a significant portion of the costs for reconstruction of facilities and equipment, as well as certain financial losses resulting from production interruptions or shutdowns. However, any recovery under our insurance policies would be subject to deductibles and, depending on the coverage, may not offset the lost revenues or increased expenses that may be experienced during the disruption of operations.
Recent mergers, acquisitions or venture investments could present operational challenges and past divestitures and spin-offs may expose us to potential liabilities, all of which could adversely affect our results of operations and financial position.
We regularly review our portfolio of businesses and pursue growth through the acquisition of other companies, assets and product lines that either complement or expand our existing businesses. In addition, from time to time, we make minority investments in other early-stage companies and we risk losing part or all of our capital in any such investment. Refer to Note 23, Acquisitions and Investments, for further information regarding acquisitions and investments made during the year. Although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses we acquire, a level of risk remains regarding the actual operating condition of these businesses. Until we actually assume operating control of these businesses and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of, or challenges facing, the acquired businesses and their operations. Acquisitions involve a number of risks and present financial, managerial and operational challenges that could have a material adverse effect on our reputation, financial results and business. These include the possibility that:
•an acquired business could under-perform relative to our expectations;
•we could fail to realize the expected synergies of an acquisition;
•we could experience difficulties in the integration of technology, operations, personnel and financial and other systems;
•we could have acquired substantial undisclosed liabilities;

•there could be insufficient internal controls over financial activities or financial reporting at an acquired company that could impact us on a consolidated basis;
•management attention could be diverted from other businesses;
•we could lose key employees of the acquired businesses;
•we could experience increased capital requirements; and
•the acquisition could result in customer dissatisfaction.
We have divested a number of businesses, including as part of spin-offs in 1995 and 2011 and our sale of InTelCo Management LLC (InTelCo), the entity holding asbestos-related assets and liabilities, in 2021. With respect to some of these former businesses, we have contractually agreed to indemnify the counterparties against, or otherwise retain, certain liabilities including certain product liability claims and environmental matters. Even without ongoing contractual indemnification obligations, we could be exposed to liabilities arising out of such divestitures. In addition, the counterparties to those divestitures may have agreed to indemnify us or assume certain liabilities relating to those divestitures. However, there can be no assurance that the indemnity or assumption of liability by the counterparties will be sufficient to protect us against the full amount of these liabilities or that a counterparty will be able to fully satisfy its obligations. Third parties also could seek to hold us responsible for any of the liabilities that a counterparty agreed to assume. Even if we ultimately succeed in recovering any amounts for which we were initially held liable, we may be temporarily required to bear these losses ourselves.
Increased scrutiny from investors, lenders and other market participants regarding our environmental, social and governance or sustainability responsibilities could expose us to additional costs and adversely impact our reputation, business, financial performance and growth.
There is an increasing focus from certain investors, customers and other key stakeholders on corporate responsibility, specifically related to ESG matters, including companies' contribution to climate change and loss of biodiversity. Some investors have used, and may continue to use, ESG criteria to guide their investment strategies and, in some cases, have chosen, and may continue to choose, not to invest in ITT, or to divest their holdings of ITT if they believe our policies relating to corporate responsibility are inadequate.
The ESG factors by which companies’ corporate responsibility practices are assessed have been evolving and may continue to evolve. Additionally, requirements on U.S. public companies in regards to ESG compliance have been increasing and may continue to increase, including, but not limited to, the SEC's proposal to require extensive climate-related disclosures. This has resulted in greater expectations of us and has caused us, and may continue causing us, to undertake costly initiatives to satisfy such new criteria. If we are unable to satisfy new corporate responsibility criteria, investors may conclude our policies are inadequate, and choose not to invest in our securities or to divest all or a portion of their current holdings, which in either case may adversely affect the price of our securities.
In addition, as we identify ESG topics for voluntary disclosure and work to align with the recommendations of the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures (TCFD) and Sustainability Accounting Standards Board (SASB) standards and our own assessment of priority of ESG issues, we have expanded and, in the future, may continue to expand our disclosures in these areas. Statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our ESG-related data, processing and reporting are incomplete or inaccurate, if we fail to achieve progress on our metrics on a timely basis or at all, or if we fail to satisfy the expectations of investors and other key stakeholders, our reputation, business, and financial performance could be adversely affected.
Legal and Regulatory Risks
We are subject to risks related to government contracting, including changes in levels of government spending and regulatory and contractual requirements applicable to sales to the U.S. government.
Our CCT and MT segments derive a portion of their revenue from sales to U.S. government customers and higher tier contractors who sell to the U.S. government. The government's expenditures are subject to political and budgetary fluctuations and constraints, which may result in significant unexpected changes in levels of demand for our products. In addition, the award, administration and performance of government contracts is subject to regulatory and contractual requirements that differ significantly from the terms and conditions that apply to contracts with our non-governmental customers. We have in the past and may in the future be subject to audits and investigations to evaluate our compliance with these requirements. If we are found to have failed to comply with requirements applicable to government contractors, we may be subject to various actions, including but not limited to fines or penalties, reductions in the value of our government contracts, restrictions on the sale of certain products to the government, or suspension or debarment from government contracting. Failure to comply with applicable requirements also could harm our reputation and our ability to compete for future government contracts or sell equivalent commercial products.
If we are not able to meet the requirements for government contractors, we may lose orders, which could have a material adverse effect on our business, financial condition and results of operations.
Changes in our effective tax rates as a result of changes in the realizability of our deferred tax assets, the geographic mix of earnings, tax examinations or disputes, tax authority rulings or changes in the tax laws may adversely affect our financial results.
The Company is subject to taxes in the U.S. and in various foreign jurisdictions. We exercise significant judgment in calculating our provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Changes in domestic or foreign tax laws and regulations, or their interpretation, could result in higher or lower tax rates assessed or changes in the taxability of certain income or the deductibility of certain expenses, thereby affecting our tax expense and profitability. Any significant increase in our future effective tax rates could reduce net income in future periods. Given the global nature of our business, a number of factors may increase our future effective tax rates, including changes in the geographic mix of our profits among jurisdictions with differing statutory income tax rates; sustainability of historical income tax rates in the jurisdictions in which we conduct business; changes in tax laws applicable to us; expiration, renewal or application of tax holidays; the resolution of issues arising from tax audits with various tax authorities; or changes in the valuation of our deferred tax assets, deferred tax liabilities and deferred tax asset valuation allowances.
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
We are closely monitoring the potential passage of new U.S. and foreign tax legislation, which could result in substantial changes to the current U.S. or foreign tax systems, including changes to the statutory corporate tax rate. In addition, we are evaluating changes in tax laws resulting from the Organization for Economic Cooperation and Development’s multi-jurisdictional plan of action to address base erosion and profit shifting. These changes could have a material adverse effect on our effective tax rate. As the effects of a change in U.S. or foreign tax law must be recognized in the period in which the new legislation is enacted, should new legislation be signed into law, our financial results could be materially impacted.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the Inflation Reduction Act) into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (the Corporate AMT) of 15% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period. The Corporate AMT is effective for the Company beginning in 2023. Based on our evaluation of the AFSI threshold, we do not believe the Corporate AMT would be immediately applicable to the Company, but the Corporate AMT may have potential impacts on our future U.S. tax expense, cash taxes and effective tax rate. Additionally, the Inflation Reduction Act imposes a 1% excise tax on the fair market value of net stock repurchases made after December 31, 2022. The impact of this provision will be dependent on the extent of share repurchases made in future periods.
Changes in environmental laws or regulations, the discovery of previously unknown or more extensive contamination or the failure of a potentially responsible party to perform may adversely affect our financial results.
We are subject to a variety of federal, state, local and foreign laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals, gases and other substances used in manufacturing our products that could require us to incur substantial expenses. Environmental laws and regulations allow for the assessment of substantial fines and criminal sanctions as well as facility shutdowns to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. The discovery of previously unknown or more extensive contamination at a site which the Company previously operated or currently operates could suddenly subject the Company to costly remediation efforts. We could be affected directly or indirectly through impacts on our customers and suppliers by changes in environmental laws or regulations, including, for example, those imposed in response to vapor intrusion or climate change concerns and violations by us of such laws and regulations. We may also be impacted by the adequacy of insurance policies, our inability to recover costs associated with any such developments, or financial insolvency of other potentially responsible parties which could have a material adverse effect on our business, financial condition and results of operations. In addition, new laws and regulations that might favor the increased use of non-fossil fuels, including nuclear, wind, solar and bio-fuels or that are designed to increase energy efficiency could reduce demand for oil and gas production or power generation resulting in lower spending by our IP customers.
Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, as well as export controls and trade sanctions, could result in fines or criminal penalties.
We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws. However, we cannot provide assurance that our internal controls will always protect us from reckless or criminal acts committed by our employees, agents or business partners that would violate U.S. and/or applicable non-U.S. laws, including anti-bribery, competition, trade sanctions and regulation, and other laws including but not limited to, the U.S. Foreign Corrupt Practices Act of 1977 and the U.K. Bribery Act of 2010, as well as trade sanctions administered by the Office of Foreign Assets Control, the U.S. Department of State and the U.S. Department of Commerce. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, suspension or debarment from government contracts or curtailment of operations in certain jurisdictions, and might adversely affect our business, financial condition or results of operations or financial position. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management. Even the allegation or appearance of our employees, agents or business partners acting improperly or illegally could damage our reputation and result in significant expenditures in investigating and responding to such actions.
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
We own or lease approximately 160 manufacturing plants, warehouses, service centers, and sales and administrative offices to support our operations. These properties are located in various regions around the world, including North America, Europe, Asia, South America and the Middle East. We consider these properties to be in good condition with sufficient capacity to accommodate the Company’s needs.
The following table summarizes the number of our material properties (other than our corporate headquarters) by business segment as of December 31, 2022. We consider our properties containing 25,000 square feet or more, which primarily consist of manufacturing locations, to be material. Our material properties account for over 90% of the total square feet of our properties.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Number of Owned Locations	13	11	5	29
Number of Leased Locations	10	23	5	38
Total Locations	23	34	10	67
In May 2022, we relocated our corporate headquarters from White Plains, New York to Stamford, Connecticut.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to environmental exposure, intellectual property matters, copyright infringement, personal injury claims, product liabilities, employment and employee benefit matters, government contract issues and commercial or contractual disputes and acquisitions or divestitures. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 20, Commitments and Contingencies, to the Consolidated Financial Statements.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company as of February 1, 2023, are listed below.

Name	Age	Current Title
Luca Savi	57	President and Chief Executive Officer
Davide Barbon	53	Senior Vice President and President, Asia Pacific
Emmanuel Caprais	48	Senior Vice President and Chief Financial Officer
Ryan F. Flynn	51	Senior Vice President and President, Connect & Control Technologies
Carlo Ghirardo	52	Senior Vice President and President, Motion Technologies
Cheryl de Mesa Graziano	50	Vice President and Chief Accounting Officer
Maurine C. Lembesis	56	Senior Vice President and Chief Human Resources Officer
Bartek Makowiecki	44	Senior Vice President, Strategy and Business Development
Lori B. Marino	48	Senior Vice President and General Counsel
Luca Savi has served as our Chief Executive Officer, President and a director of the Company since January 2019. He previously served as President and Chief Operating Officer of the Company from August 2018 to December 2018 and as Executive Vice President and Chief Operating Officer from January 2017 to August 2018. Prior to that, he served as Executive Vice President, Motion Technologies from February 2016 to January 2017 and as Senior Vice President and President, Motion Technologies from November 2011 to February 2016. Prior to joining ITT, Mr. Savi served as Chief Operating Officer, Comau Body Welding at Comau, a subsidiary of the Fiat Group responsible for producing and serving advanced manufacturing systems, and from 2009 to 2011 as Chief Executive Officer, Comau North America from 2007 to 2009. Mr. Savi previously held leadership roles at Honeywell International, Royal Dutch Shell and technical roles at Ferruzzi-Montedison Group. Mr. Savi is currently a director of MSA Safety Inc. and serves on its compensation committee.
Davide Barbon has served as our Senior Vice President and President, Asia Pacific Region since October 2020. He previously served as General Manager of the KONI and Axtone businesses within Motion Technologies from January 2017. Mr. Barbon joined the Company in 2010, initially serving in the Brazil, Russia, India and China business of Motion Technologies, and then led its China business for five years. Prior to joining ITT, he spent 14 years with JLG Industries, where he had a number of roles of increasing responsibility across the United States, Europe, and Latin America.
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
Carlo Ghirardo has served as our Senior Vice President and President, Motion Technologies since April 2018. Prior to joining ITT, he served as President of Eaton’s Vehicle Group EMEA region since 2017. He also served as Vice President and General Manager of Eaton’s Engine Air Management Product Group from 2015, as Vice President and General Manager of Eaton’s Valvetrain Division from 2010, as well as holding various other executive roles in global operations from 2003. Prior to that, Mr. Ghirardo held leadership positions at United Technologies Corporation and Michelin. He also acquired lean manufacturing consulting and project management experience with Galgano & Associates working in transformation projects across Europe.

Cheryl de Mesa Graziano has served as our Vice President and Chief Accounting Officer since November 2022. Prior to joining ITT, she served as Chief Accounting Officer of Party City Holdco Inc. (Party City) from December 2021 to October 2022. Ms. de Mesa Graziano served as Vice President, Global Controller and Vice President, Financial Reporting and Accounting from when she joined Party City in November 2019. Ms. de Mesa Graziano previously held various positions of increasing responsibility at Stanley Black & Decker, Inc. from May 2013 to October 2019, including Assistant Corporate Controller and Global Leader, Corporate Technical Accounting and Compliance. Before 2013, Ms. de Mesa Graziano held finance leadership roles at other companies including IBM and Financial Executives International.
Maurine C. Lembesis has served as our Senior Vice President and Chief Human Resources Officer since January 2019. Prior to that, Ms. Lembesis served as our Vice President and Corporate Human Resources Business Partner. Prior to joining ITT in 2013, she held roles of increasing responsibility in Human Resources at Avon Products Inc., including the role of Executive Director of Human Resources. In addition, Ms. Lembesis held various other human resources roles at Capital Group Companies, Pfizer Inc. and GE Capital.
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
Lori B. Marino has served as our Senior Vice President and General Counsel since January 2023. Ms. Marino previously served as Vice President, Deputy General Counsel and Secretary of ITT from May 2016 to April 2019 and as Vice President, Chief Corporate Counsel and Corporate Secretary from September 2013 to May 2016. Prior to rejoining ITT, Ms. Marino served as Executive Vice President, General Counsel, Secretary and Chief Human Resources Officer at New Senior Investment Group Inc. from April 2019 to September 2021.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK AND DIVIDENDS
Our common stock is reported in the consolidated transaction reporting system of the New York Stock Exchange (NYSE), the principal market in which this security is traded (under the trading symbol "ITT"). There were approximately 6,036 holders of record of our common stock on February 13, 2023.
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
During the fiscal year ended December 31, 2022, no equity securities of the Company were sold by the Company that were not registered under the Securities Act.
ISSUER PURCHASES OF EQUITY SECURITIES
On October 30, 2019, the Board of Directors approved an indefinite term $500 share repurchase program (the 2019 Plan) under which $139 remains available. We continue to utilize the 2019 Plan in a manner that is consistent with our capital allocation strategy, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. We have made no open-market share repurchases of our common stock during the quarter ended December 31, 2022.

COMPANY STOCK PERFORMANCE
The following graph shows a comparison of the cumulative total shareholder return for ITT, the S&P 400 Mid Cap Index, and the S&P 400 Capital Goods Index over the five years ended December 31, 2022. It shows the share price appreciation of a $100 investment made on December 31, 2017, assuming any dividends paid are reinvested.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN

$225
$200
$175
$150
$125
$100
$75
2017
2018
2019
2020
2021
2022
ITT Inc.
S&P 400 Mid-Cap
S&P 400 Capital Goods

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
ITT Inc.	$100.00	$91.34	$141.19	$148.85	$199.41	$160.52
S&P 400 Mid-Cap	$100.00	$88.90	$112.17	$127.48	$159.01	$138.18
S&P 400 Capital Goods	$100.00	$85.99	$114.15	$136.80	$174.64	$157.15
This graph is not, and is not intended to be, indicative of future performance of our common stock. This graph shall not be deemed "filed" with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act.

ITEM 6.	[RESERVED]
Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
All comparisons included within this Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, refer to results for the year ended December 31, 2022 compared to the year ended December 31, 2021, unless stated otherwise. Additionally, all financial results and share repurchases other than per share amounts are reported in millions, unless stated otherwise. Please refer to our Annual Report on Form 10-K (2021 Annual Report) for a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020.
OVERVIEW
ITT Inc., through its worldwide subsidiaries, is a diversified manufacturer of highly engineered critical components and customized technology solutions for the transportation, industrial and energy markets. Our product and service offerings are organized into three segments: Motion Technologies (MT), Industrial Process (IP), and Connect & Control Technologies (CCT). Refer to Part I, Item 1, Description of Business, for a further overview of our company, segments, products and service offerings, and other information about the business.
EXECUTIVE SUMMARY
During 2022, despite challenging macroeconomic conditions, we delivered strong results, which included revenue and operating income growth, segment operating margin expansion, EPS growth and effective deployment of capital. The following table provides a summary of key performance indicators for 2022 in comparison to 2021.

Revenue	Segment Operating Income	Segment Operating Margin	EPS
$2,988	$512	17.1%	$4.40
8% Increase	10% Increase	20bp Increase	21% Increase
Organic Revenue	Adjusted Segment Operating Income	Adjusted Segment Operating Margin	Adjusted EPS
$3,102	$514	17.2%	$4.44
12% Increase	8% Increase	Flat	10% Increase
See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue, adjusted segment operating income, adjusted segment operating margin, and adjusted EPS.
Our 2022 results include:
•Revenue of $2,987.7 increased $222.7, despite unfavorable foreign currency impacts of $160.9. Organic revenue increased 12.2% due to strong growth in MT’s Friction and IP’s short-cycle businesses, higher volume in CCT’s connectors and components, and price recovery across all segments. In addition, revenue from the acquisition of Habonim Industrial Valves and Actuators Ltd (Habonim) contributed $46.5 to total revenue growth.
•Segment operating income of $511.9 increased $45.2, due to price recovery, productivity savings, higher sales volume and higher gain on sales of long-lived assets. The increase was partially offset by higher raw material, overhead, and labor costs and unfavorable foreign currency impacts resulting from challenging global macroeconomic conditions.

•Income from continuing operations was $4.40 per diluted share, an increase of $0.76 as compared to the prior year. The increase was primarily due to higher segment operating income, as discussed above, and lower share count resulting from an increase in open-market share repurchases. In addition, the prior year included an after-tax loss of $28.1 from the divestiture of our legacy net asbestos liability.
Throughout 2022, we faced unprecedented challenges stemming from continued supply chain disruptions, inflation, foreign currency headwinds, COVID-19 lockdowns and the Russia-Ukraine war. We overcame these challenges through a relentless focus on our strategic priorities, which included price recovery and productivity. In addition, we remained committed to effective capital allocation, deploying $610 during the year, including the following:
•We acquired Habonim, a leading provider of industrial valves and actuators, which expanded IP's valves business.
•We invested in CRP Technology Srl and CRP USA LLC (collectively "CRP"), leaders in developing and manufacturing reinforced composite materials for 3D printing, which increases our additive manufacturing technology capabilities.
•We increased our capital expenditures by 18% over the prior year primarily to fund capacity investments in our MT segment that will support the growth in electric vehicles and to drive further productivity.
•We repurchased 3.0 shares of common stock on the open market for $245.
•We paid out $88 in dividends to our shareholders. Our dividends declared in 2022 of $1.056 per share represented a 20% increase over the dividends per share declared in 2021.
Macroeconomic Conditions
During 2022, global macroeconomic conditions have been, and continue to be, influenced by a number of factors, including, but not limited to, the Russia-Ukraine war, the COVID-19 pandemic, labor shortages, supply chain disruptions, inflation, changes to monetary and fiscal policies by central banks and governments around the world, and the erosion of foreign currencies relative to the U.S. dollar. These items are described further below.
These conditions may lead to increased foreign currency impact on our revenues due to strengthening of the U.S. dollar as well as decreased demand for our products, increased costs, and reduced margins. Future impacts on our business and financial results as a result of these conditions are not estimable at this time and depend, in part, on the extent to which these conditions improve or worsen. For additional discussion of the risks related to general macroeconomic conditions, see Part I, Item 1A, Risk Factors, herein.
Russia-Ukraine War
In February 2022, the United States and other leading nations announced targeted economic sanctions on Russia and certain Russian citizens in response to Russia’s war with Ukraine, which has increased regional instability and global economic and political uncertainty. As described in Part I, Item 1A, Risk Factors, our business may be sensitive to global economic conditions, which can be negatively impacted by instability in the geopolitical environment. Our annual direct sales to customers in Russia and Ukraine were approximately $11 and $38 in 2022 and 2021, respectively.
During the year ended December 31, 2022, we recorded total charges of $7.9 primarily related to inventory and accounts receivable write-downs to reflect the increased risks facing some of our customers that serve the regions impacted by the Russia-Ukraine war. If the conflict expands to greater Europe, we may experience a further reduction in demand for our products. We are currently exploring alternatives for our operations in Russia, which could include a sale, disposition or wind down of operations, or a combination of these, although we cannot provide any assurance of the timeline for or the success of these alternatives. Such alternatives may cause us to incur additional costs, such as severance and other expenses. For additional discussion of the risks related to the Russia-Ukraine war, see Part I, Item 1A, Risk Factors, herein.

COVID-19 Pandemic
The Company continues to actively monitor the ongoing impacts of COVID-19. During 2022, certain of our businesses experienced high levels of employee illness and absenteeism resulting from regional COVID-19 outbreaks and government-mandated workplace safety measures, which has led to us incurring additional costs. Some governments around the world, including China, have instituted COVID-19 lockdowns that led to further absenteeism, global supply chain challenges, and temporary negative impacts on demand in some of our end-markets, such as passenger vehicles. In December 2022, China lifted many of its COVID-19 safety measures, including lockdowns.

We continue to proactively respond to the challenges posed by COVID-19 to protect the health and safety of our employees and to continue delivering to our customers. Challenges resulting from the COVID-19 pandemic have adversely impacted, and may continue to adversely impact, our business and financial results. For additional discussion of risks related to COVID-19, see Part I, Item 1A, Risk Factors, herein.

Inflationary Pressures
Since 2020, the cost of energy and raw materials we use in our production processes, including commodities such as steel, oil, copper, and tin, have significantly increased. The rising prices are primarily due to reduced supply caused by supply chain disruptions primarily as a result of the COVID-19 pandemic and the Russia-Ukraine war. These factors have contributed to congested shipping ports around the world and higher inbound and outbound freight costs to meet customer demand.
In October 2022, the Organization of the Petroleum Exporting Countries (OPEC) announced plans to cut production of oil beginning in November by two million barrels per day, which represents approximately 2% of daily global output. These production cuts are expected to continue until the end of 2023. The global energy market could be further disrupted by continued geopolitical tensions between Russia and the European Union as well as by the lifting of COVID-19 lockdowns in China. While any future impacts are uncertain, such disruptions are expected to exacerbate inflationary pressures on energy, which could result in increased costs and reduced demand for our products.
The manufacturing industry is also currently experiencing a skilled labor shortage, which has created difficulties in attracting and retaining factory employees and has resulted in higher labor costs and backlog.
During 2022, central banks around the world have been raising interest rates to counter inflation. Rising interest rates have increased our cost of debt and may adversely impact customer behavior, including demand for our products. These conditions have contributed to a strengthening of the U.S. dollar relative to foreign currencies, which has resulted in unfavorable foreign currency translation impacts.
These events have had and may continue to have a significant impact on our business and financial results. We have been able to offset most of these negative impacts through pricing actions and productivity savings, which we continue to pursue.

DISCUSSION OF FINANCIAL RESULTS
2022 VERSUS 2021

For the Year Ended December 31	2022	2021	Change
Revenue	$2,987.7	$2,765.0	8.1%
Gross profit	922.3	899.5	2.5%
Operating expenses	454.3	395.2	15.0%
Operating income	468.0	504.3	(7.2)%
Interest and non-operating expense (income), net	6.2	(4.8)	(229.2)%
Income tax expense	91.1	189.6	(52.0)%
Income from continuing operations attributable to ITT Inc.	368.3	314.8	17.0%
Net income attributable to ITT Inc.	$367.0	$316.3	16.0%

Gross margin	30.9%	32.5%	(160)	bp
Operating expense to revenue ratio	15.2%	14.3%	90	bp
Operating margin	15.7%	18.2%	(250)	bp
Effective tax rate	19.7%	37.2%	(1,750)	bp
All comparisons included within the Discussion of Financial Results for 2022 versus 2021 refer to results for the year ended December 31, 2022 compared to the year ended December 31, 2021, unless stated otherwise.
REVENUE
The following table summarizes the revenue derived from each of our segments.

For the Year Ended December 31	2022	2021	Change	Organic growth(a)
Motion Technologies	$1,374.0	$1,368.6	0.4%	8.8%
Industrial Process	971.0	843.2	15.2%	13.0%
Connect & Control Technologies	645.6	554.7	16.4%	19.7%
Eliminations	(2.9)	(1.5)
Total Revenue	$2,987.7	$2,765.0	8.1%	12.2%
(a)See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue.
Motion Technologies
MT revenue for the year ended December 31, 2022 increased $5.4. Excluding the unfavorable foreign currency translation impact of $114.4, organic revenue increased $119.8 primarily due to improved price recovery and higher volume. Our Friction business grew 12% driven by strong OEM outperformance, and our Wolverine business grew 9% driven by strength in sealing materials.
Since the start of the COVID-19 pandemic in 2020, the automotive industry has been, and continues to be, impacted by a global semiconductor supply shortage. This shortage has created supply chain disruptions for our automotive OEM customers, resulting in temporary declines in production and lower demand for our OEM brake pads and parts. There are indications that semiconductor capacity may soon begin to free up in some end markets. As semiconductors become more accessible, we expect that OEMs will expand production. However, future sales growth remains uncertain and depends, in part, on the extent to which global macroeconomic conditions improve or worsen, as discussed in the Macroeconomic Conditions section above.

Industrial Process
IP revenue for the year ended December 31, 2022 increased $127.8. Excluding the revenue from the acquisition of Habonim of $46.5 and unfavorable foreign currency translation impact of $28.2, organic revenue increased $109.5 primarily driven by higher volume and improved price recovery. Specifically, our short-cycle business grew 15%, primarily within the general industrial and chemical markets. The increase was partially offset by a decline in pump project revenue of 15%, primarily within the chemical market.
The level of order and shipment activity at IP can vary significantly from period to period due to pump projects which are highly engineered, customized to customer needs, and have longer lead times. Total IP orders during 2022 were $1,101.9, an increase of 17.1% compared to the prior year, including $271.1 of orders in the fourth quarter, which represents 7.8% growth from last year. IP's backlog as of December 31, 2022 was $580.0, reflecting an increase of $135.6, or 30.5%, compared to December 31, 2021. Our backlog represents firm orders that have been received, acknowledged, and entered into our production systems.
Connect & Control Technologies
CCT revenue for the year ended December 31, 2022 increased $90.9. Excluding the unfavorable foreign currency impact of $18.3, organic revenue increased $109.2 primarily driven by higher volume and improved price recovery. Within CCT, connector sales grew by 21%, primarily within the general industrial and aerospace and defense markets, while component sales grew by 20% due to strength within the aerospace and defense markets.

GROSS PROFIT
Gross profit for 2022 was $922.3, reflecting a gross margin of 30.9%. Gross profit for 2021 was $899.5, reflecting a gross margin of 32.5%. The increase in gross profit was primarily driven by an increase in revenue, described above, partially offset by increases in raw material, overhead and labor costs, which were driven by inflationary pressures as discussed above. In addition, the current year included costs incurred related to the Russia-Ukraine war, including inventory write-downs. The contraction in gross margin during the year was similarly driven by the increase in costs. See above for further discussion of global macroeconomic conditions, which has contributed to the increase in costs.

OPERATING EXPENSES
The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

For the Year Ended December 31	2022	2021	Change
General and administrative expenses(a)	$211.6	$221.3	(4.4)%
Sales and marketing expenses	156.9	150.8	4.0%
Research and development expenses	96.5	94.9	1.7%
Gain on sale of long-lived assets	(16.3)	(7.0)	132.9%
Restructuring costs	3.8	9.6	(60.4)%
Asset impairment charges	1.8	—	—%
Asbestos-related benefit, net	—	(74.4)	(100.0)%
Total operating expenses	$454.3	$395.2	15.0%
By Segment:
Motion Technologies	$140.9	$158.0	(10.8)%
Industrial Process	150.0	155.8	(3.7)%
Connect & Control Technologies	119.6	119.0	0.5%
Corporate & Other	43.8	(37.6)	(216.5)%
(a)The prior year presentation has been updated to conform to the current year presentation.
General and administrative (G&A) expenses decreased $9.7 for the year ended December 31, 2022. The decrease was primarily due to lower incentive-based compensation costs and favorable foreign currency impacts. The decrease was partially offset by higher bad debt and M&A-related costs and lower corporate-owned life insurance investment gains.
Sales and marketing expenses increased $6.1 for the year ended December 31, 2022. The increase was primarily driven by the acquisition of Habonim and the discontinuation in 2022 of temporary spending controls in place in 2021 in response to the COVID-19 pandemic.
Research and development (R&D) expenses increased $1.6 for the year ended December 31, 2022. The increase was due to continued strategic investments for growth and new product development.
Gain on sale of long-lived assets increased $9.3 for the year ended December 31, 2022. The increase was due to the sale of a building that was previously held within our IP segment. See Note 11, Plant, Property and Equipment, Net, to the Consolidated Financial Statements for further information.
Restructuring costs decreased $5.8 for the year ended December 31, 2022 as actions taken in prior periods near completion. Restructuring costs recorded in the prior year were mainly related to the closure of a site in Germany within our MT segment, as well as cost actions taken as part of our 2020 Global Restructuring Plan. See Note 5, Restructuring Actions, to the Consolidated Financial Statements for further information.
Asset impairment charges during the year ended December 31, 2022 were primarily related to the relocation of our corporate headquarters during 2022. See Note 14, Leases, to the Consolidated Financial Statements for further information.
Asbestos-related matters resulted in a net benefit of $74.4 for the year ended December 31, 2021 due to a pre-tax gain of $88.8 stemming from the divestiture of the entity holding asbestos-related assets and liabilities in 2021. See Note 20, Commitments and Contingencies, to the Consolidated Financial Statements for further information.

OPERATING INCOME
The following table summarizes our operating income and operating margin by segment.

For the Year Ended December 31	2022	2021	Change
Motion Technologies	$208.5	$258.2	(19.2)%
Industrial Process	187.6	126.8	47.9%
Connect & Control Technologies	115.8	81.7	41.7%
Segment operating income	511.9	466.7	9.7%
Asbestos-related benefit, net	—	74.4	(100.0)%
Other corporate costs	(43.9)	(36.8)	19.3%
Total corporate and other (costs) benefit, net	(43.9)	37.6	(216.8)%
Total operating income	$468.0	$504.3	(7.2)%
Operating margin:
Motion Technologies	15.2%	18.9%	(370)	bp
Industrial Process	19.3%	15.0%	430	bp
Connect & Control Technologies	17.9%	14.7%	320	bp
Segment operating margin	17.1%	16.9%	20	bp
Consolidated operating margin	15.7%	18.2%	(250)	bp

MT operating income for the year ended December 31, 2022 decreased $49.7 primarily due to higher raw material, overhead and labor costs, as well as unfavorable foreign currency impacts and product mix. The current year also included charges of $3.0 in connection with the Russia-Ukraine war while the prior year included a gain of $7.0 related to the sale of land previously held by our KONI business. The decrease was partially offset by productivity savings, improved price recovery and higher volume.
IP operating income for the year ended December 31, 2022 increased $60.8. The increase in operating income was primarily driven by improved price recovery, productivity savings and higher volume. The increase was partially offset by higher raw material, overhead and labor costs, as well as unfavorable foreign currency impacts. The current year also included a gain of $14.7 related to the sale of a building and charges of $4.9 in connection with the Russia-Ukraine war.
CCT operating income for the year ended December 31, 2022 increased $34.1, driven by higher volume, improved price recovery and productivity savings. The increase was partially offset by unfavorable raw material costs, product mix and foreign currency impacts.
Other corporate costs, net, increased $7.1 for the year ended December 31, 2022. The increase was primarily driven by higher strategic investment-related costs, lower corporate-owned life insurance (COLI) investment gains and a $1.7 asset impairment charge related to the relocation of the Company’s corporate headquarters. The increase was partially offset by lower incentive-based compensation costs.

INTEREST AND NON-OPERATING EXPENSE (INCOME), NET
The following table summarizes our interest and non-operating expense (income), net.

For the Year Ended December 31	2022	2021	Change
Interest expense (income), net	$6.4	$(1.1)	(681.8)%
Non-operating postretirement costs (benefit), net	1.1	(1.3)	(184.6)%
Miscellaneous income, net	(1.3)	(2.4)	(45.8)%
Total interest and non-operating expense (income), net	$6.2	$(4.8)	(229.2)%
The increase in interest and non-operating expense for the year ended December 31, 2022 is primarily due to higher interest expense associated with greater outstanding commercial paper borrowings and a higher average interest rate. The prior year period also included a gain of $3.4 from the final pricing adjustment related to the termination of our U.S. qualified pension plan.
INCOME TAX EXPENSE
The following table summarizes our income tax expense and effective tax rate.

For the Year Ended December 31	2022	2021	Change
Income tax expense	$91.1	$189.6	(52.0)%
Effective tax rate	19.7%	37.2%	(1,750)	bps
The lower effective tax rate in 2022 compared to 2021 resulted from the Company recording tax expense in 2021 on the reversal of previously recorded deferred tax assets of $116.9 related to the Company's divestiture of the entity holding asbestos-related assets and liabilities. See Note 20, Commitments and Contingencies, for further information.
Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and cash tax liabilities.
On August 16, 2022, Congress passed the Inflation Reduction Act of 2022. The tax provisions most applicable to us are the newly introduced 15% corporate alternative minimum tax on book income and 1% excise tax on stock repurchases, which are both effective January 1, 2023. While we do not anticipate these changes to be significant, they could impact our consolidated financial position and we will continue to monitor as new information and guidance becomes available.
We operate in various tax jurisdictions and are subject to examination by tax authorities in these jurisdictions. We are currently under examination in several jurisdictions including the Czechia, Germany, Hong Kong, India, Italy, Japan, the U.S. and Venezuela. The calculation of our tax liability for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions is not expected to change by a significant amount.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We support our growth and expansion in markets outside of the U.S. through the enhancement of existing products and development of new products, increased capital spending, and potential foreign acquisitions. We look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We transfer cash between certain international subsidiaries and the U.S. when it is cost effective to do so. Net cash distributions from foreign countries to the U.S. during the years ended December 31, 2022 and 2021 were $74.0 and $116.9, respectively. The timing and amount of any additional future distributions remains under evaluation based on our jurisdictional cash needs.

Capital Resources
As of December 31, 2022, we have access to short- and long-term funding sources. These include access to the capital markets through a commercial paper program, as well as $700 of available borrowing capacity under our 2021 Revolving Credit Agreement, which may potentially be expanded to $1,050 under the agreement. In addition, we have market access to secure longer-term funding, if needed. Our commercial paper program is supported by our 2021 Revolving Credit Agreement and our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. These sources of capital are described further below.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding.
The following table presents our outstanding commercial paper borrowings. See Note 15, Debt, for further information.

As of December 31	2022	2021
Commercial Paper Outstanding - U.S. Program	$299.2	$150.0
Commercial Paper Outstanding - Euro Program	149.1	45.4
Total Commercial Paper Outstanding	$448.3	195.4
The increase in commercial paper outstanding from December 31, 2021 to December 31, 2022 was primarily related to share repurchase activity and the Habonim acquisition. See Note 18, Capital Stock, and Note 23, Acquisitions and Investments, for further information.

All outstanding commercial paper for both periods had maturity terms of less than three months from the date of issuance. Our average daily outstanding commercial paper balance for the years ended 2022 and 2021 was $459.6 and $133.5, respectively, and the maximum outstanding commercial paper during each of those respective years was $561.7 and $197.5.

Revolving Credit Agreement
On August 5, 2021, we entered into a revolving credit facility agreement with a syndicate of third party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, and (ii) letters of credit for a face amount up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments by a minimum aggregate amount of $10 or any whole multiple of $1 in excess thereof. Borrowings under the credit facility are available in U.S. dollars, Euros, British pound sterling or any other currency that may be requested by us, subject to the approval of the administrative agent and each lender. We are permitted to request that lenders increase the commitments under the facility by up to $350 for a maximum aggregate principal amount of $1,050; however, this is subject to certain conditions and therefore may not be available to us. As of December 31, 2022 and 2021, we had no outstanding borrowings under the current or former revolving credit agreements. See Note 15, Debt, to the Consolidated Financial Statements for further information.
Long-term Debt
Long-term debt is generally defined as any debt with an original maturity greater than 12 months. Our long-term debt is primarily related to outstanding Italian government loans maturing in June 2027. Our long-term debt carries a weighted average fixed interest rate of 0.66% and requires annual principal and interest payments of approximately $2.5, on average, through maturity. The table below provides our long-term debt outstanding as of December 31, 2022 and 2021.

As of December 31	2022	2021
Current portion of long-term debt	$2.2	$2.2
Non-current portion of long-term debt	7.7	9.9
Total long-term debt	$9.9	$12.1
See Note 15, Debt, for further information.
Credit ratings
The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. Our credit ratings as of December 31, 2022 were as follows:

Rating Agency	Short-Term Ratings	Long-Term Ratings
Standard & Poor’s	A-2	BBB
Moody’s Investors Service	P-2	Baa2
Fitch Ratings	F2	BBB+
There were no changes to our credit ratings during 2022. Please refer to the rating agency websites and press releases for more information.
Sources and Uses of Liquidity
In addition to the capital resources discussed above, our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities for the years ended December 31, 2022 and 2021.

For the Year Ended December 31	2022	2021
Operating activities	$277.7	$(8.4)
Investing activities	(255.1)	(82.3)
Financing activities	(83.3)	(99.8)
Foreign exchange	(25.8)	(22.6)
Total net cash used in continuing operations	$(86.5)	$(213.1)
Net cash from discontinued operations	0.1	0.8
Net change in cash and cash equivalents	$(86.4)	$(212.3)
Operating Activities
The increase in net cash from operating activities of $286.1 was primarily due to the prior year payment of $398.0 to fund the asbestos-related divestiture and higher segment operating income. This was partially offset by increased working capital investments to support sales growth and mitigate continued supply chain disruptions, and the timing of accounts receivable collections.

Investing Activities
The increase in net cash used in investing activities of $172.8 was primarily driven by our acquisition of Habonim of $139.9 and investment in CRP of $23.0. Refer to Note 23, Acquisitions and Investments, for further information. In addition, capital expenditures increased by $15.5 over the prior year.
Financing Activities
The decrease in net cash used in financing activities of $16.5 was primarily driven by an increase in net commercial paper borrowings of $164.3. This was partially offset by increases in repurchases of ITT common stock of $140.5 and dividends paid of $12.1.
Dividends
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, we cannot provide any assurance as to what level of dividends, if any, will be paid in the future. Aggregate dividends declared in 2022 were $87.7, compared to $76.2 in 2021, reflecting annual per share amounts of $1.056 and $0.88, respectively. In the first quarter of 2023, we declared a quarterly dividend of $0.29 per share for shareholders of record on March 9, 2023, which will be paid on April 3, 2023.
Open-market Share Repurchases
On October 30, 2019, the Board of Directors approved our current program, an indefinite term $500 open-market share repurchase program (the 2019 Plan) under which $139 remains available. During the years ended December 31, 2022 and December 31, 2021, we spent $245.3 and $104.8, respectively, on open-market share repurchases under our share repurchase programs. All repurchased shares are retired immediately following the repurchases. See Note 18, Capital Stock for more information.
Asbestos
During 2021, we completed the divestiture of InTelCo Management LLC (InTelCo), a former subsidiary which holds our legacy asbestos-related assets and liabilities, relieving us from any obligation with respect to pending and future asbestos claims. In connection with the divestiture, we contributed approximately $398 to InTelCo. As a result of the divestiture transaction, we do not expect to incur any asbestos-related cash outflows in the future. See Note 20, Commitments and Contingencies, for additional information.
Funding of Postretirement Plans
The following table provides a summary of the funded status of our postretirement benefit plans.

	2022				2021
As of December 31	U.S. Pension	Non-U.S. Pension	Other Benefits	Total	U.S. Pension	Non-U.S. Pension	Other Benefits	Total
Fair value of plan assets	$—	$0.4	$—	$0.4	$—	$0.5	$—	$0.5
Projected benefit obligation	11.2	67.9	70.7	149.8	14.8	93.1	106.4	214.3
Funded status	$(11.2)	$(67.5)	$(70.7)	$(149.4)	$(14.8)	$(92.6)	$(106.4)	$(213.8)
Our non-U.S. pension plans, which are typically not funded due to local regulations, had a decline in projected benefit obligation of $25.2 during 2022, primarily due to a higher discount rate and favorable foreign currency translation. Our other employee-related benefit plans are generally unfunded plans as well. The projected benefit obligation of these plans declined by $35.7 during 2022 primarily due to an increase in the discount rate and an amendment to a plan covering certain unionized employees and retirees within our IP business.
Contributions to our U.S. and non-U.S. pension and other postretirement plans were $11.0 and $10.5 during 2022 and 2021, respectively, which were used to fund participant benefits. We currently estimate 2023 contributions to our pension and other postretirement benefits plans of approximately $13.
See Note 16, Postretirement Benefit Plans, for additional financial information related to our postretirement obligations.

Contractual Obligations
The following table summarizes ITT’s commitment to make future payments under long-term contractual obligations as of December 31, 2022.

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$9.9	$2.2	$4.5	$3.2	$—
Operating leases	89.5	21.6	32.1	20.4	15.4
Purchase obligations(a)	109.3	98.3	11.0	—	—
Postretirement benefit payments(b)	149.4	12.4	21.9	20.4	94.7
Other long-term obligations(c)	68.9	6.1	17.7	6.0	39.1
Total	$427.0	$140.6	$87.2	$50.0	$149.2
In addition to the amounts presented in the table above, we have recorded liabilities for uncertain tax positions of $3.8 in our Consolidated Balance Sheet as of December 31, 2022. This amount has been excluded from the contractual obligations table due to an inability to reasonably estimate the timing of payments in individual years.
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
(c)Other long-term obligations include amounts recorded in our Consolidated Balance Sheet as of December 31, 2022, including estimated environmental payments and employee compensation agreements. We estimate based on historical experience that we will spend, on average, approximately $5 per year on environmental investigation and remediation. A portion of our environmental investigation and remediation costs are legally mandated through various orders and agreements with state and federal oversight agencies. As of December 31, 2022, our recorded environmental liability was $57.1. See Note 20, Commitments and Contingencies, to the Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements represent transactions, agreements or other contractual arrangements with unconsolidated entities, where an obligation or contingent interest exists. Our off-balance sheet arrangements as of December 31, 2022 consist of indemnities related to acquisition and disposition agreements and certain third-party guarantees.
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
Guarantees
We had $141.7 of guarantees, letters of credit and similar arrangements outstanding as of December 31, 2022, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2022 as the likelihood of nonperformance by the underlying obligors is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our financial statements.

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
A reconciliation of revenue to organic revenue for the year ended December 31, 2022 is provided below.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2022 Revenue	$1,374.0	$971.0	$645.6	$(2.9)	$2,987.7
Acquisitions	—	(46.5)	—	—	(46.5)
Foreign currency translation	114.4	28.2	18.3	—	160.9
2022 Organic revenue	1,488.4	952.7	663.9	(2.9)	3,102.1
2021 Revenue	1,368.6	843.2	554.7	(1.5)	2,765.0
Organic revenue growth	$119.8	$109.5	$109.2	$(1.4)	$337.1
Percentage change	8.8%	13.0%	19.7%		12.2%

•“Adjusted operating income” and “Adjusted segment operating income” are defined as operating income, adjusted to exclude special items that include, but are not limited to, certain gain on sale of long-lived assets, restructuring, severance, certain asset impairment charges, certain acquisition-related impacts, unusual or infrequent operating items and, for 2021, asbestos-related impacts. Special items represent charges or credits that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. “Adjusted operating margin” and “Adjusted segment operating margin” are defined as adjusted operating income or adjusted segment operating income divided by revenue. We believe that these financial measures are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.
A reconciliation of operating income to adjusted operating income for the years ended December 31, 2022 and 2021 are provided in the tables below.

Year Ended December 31, 2022	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	ITT Inc.
Operating income	$208.5	$187.6	$115.8	$511.9	$(43.9)	$468.0
Gain on sale of long-lived assets(a)	—	(15.5)	—	(15.5)	—	(15.5)
Impacts related to Russia-Ukraine war	3.1	4.8	—	7.9	—	7.9
Restructuring costs	2.7	1.3	—	4.0	(0.2)	3.8
Acquisition-related costs	—	3.2	—	3.2	0.5	3.7
Asset impairment charges	—	—	—	—	1.7	1.7
Other(b)	1.3	1.2	—	2.5	1.7	4.2
Adjusted operating income (loss)	$215.6	$182.6	$115.8	$514.0	$(40.2)	$473.8

Operating margin	15.2%	19.3%	17.9%	17.1%		15.7%
Adjusted operating margin	15.7%	18.8%	17.9%	17.2%		15.9%

Year Ended December 31, 2021
Operating income	$258.2	$126.8	$81.7	$466.7	$37.6	$504.3
Asbestos-related benefit, net	—	—	—	—	(74.4)	(74.4)
Restructuring costs	3.9	3.1	2.4	9.4	0.2	9.6
Other(c)	—	0.6	—	0.6	2.5	3.1
Adjusted operating income (loss)	$262.1	$130.5	$84.1	$476.7	$(34.1)	$442.6

Operating margin	18.9%	15.0%	14.7%	16.9%		18.2%
Adjusted operating margin	19.2%	15.5%	15.2%	17.2%		16.0%
(a)2022 includes a gain of $14.7 related to the sale of a former operating facility that was previously held by a business within our IP segment.
(b)2022 includes severance charges and accelerated amortization of an intangible asset.
(c)2021 includes accelerated amortization of an intangible asset and acquisition-related costs.

•“Adjusted income from continuing operations” is defined as income from continuing operations attributable to ITT Inc. adjusted to exclude special items that include, but are not limited to, certain gain on sale of long-lived assets, restructuring, severance, certain asset impairment charges, pension termination and settlement impacts, certain acquisition-related impacts, income tax settlements or adjustments, unusual or infrequent items and, for 2021, asbestos-related impacts. Special items represent charges or credits, on an after-tax basis, that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. The after-tax basis of each special item is determined using the jurisdictional tax rate of where the expense or benefit occurred. “Adjusted income from continuing operations per diluted share” (adjusted EPS) is defined as adjusted income from continuing operations divided by diluted weighted average common shares outstanding. We believe that adjusted income from continuing operations and adjusted EPS are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.
A reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, to income from continuing operations and income from continuing operations per diluted share for the years ended December 31, 2022 and 2021 are provided in the table below.

	2022	2021
Income from continuing operations attributable to ITT Inc.	$368.3	$314.8
Gain on sale of long-lived assets, net of tax expense of $3.8 and $0.0(a)	(11.7)	—
Impacts from Russia-Ukraine war, net of tax benefit of $(1.3) and $0.0, respectively	6.6	—
Acquisition-related costs, net of tax benefit of $(0.3) and $(0.1), respectively	3.4	0.5
Restructuring costs, net of tax benefit of $(1.1) and $(2.4), respectively	2.7	7.2
Asset impairment charges, net of tax benefit of $(0.4) and $0.0, respectively	1.3	—
Tax-related special items(b)	(2.3)	(10.5)
Net asbestos-related costs, net of tax expense of $0.0 and $113.5, respectively	—	39.1
Other costs (income), net of tax (benefit) expense of $(1.0) and $0.3, respectively(c)	3.2	(0.6)
Adjusted income from continuing operations	$371.5	$350.5
Income from continuing operations attributable to ITT Inc. per diluted share (EPS)	$4.40	$3.64
Adjusted EPS	$4.44	$4.05
(a)2022 includes a gain of $14.7 related to the sale of a former operating facility that was previously held by a business within our IP segment.
(b)The following table details significant components of the tax-related special items. See Note 6, Income Taxes, to Consolidated Financial Statements for further information.

	2022	2021
Charge on undistributed foreign earnings	$(0.3)	$4.0
Change in deferred tax asset valuation allowance	(1.2)	(1.9)
Change in uncertain tax positions	(0.7)	(15.3)
Other	(0.1)	2.7
Net tax-related special items	$(2.3)	$(10.5)
(c)Other special items for 2022 consists primarily of employee severance expense, while 2021 consists primarily of a benefit from the finalization of the U.S. Qualified Pension Plan termination funding. In addition, both years include accelerated amortization expense of an intangible asset.

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
For contracts recognized at a point in time, provisions for estimated losses, if any, on uncompleted arrangements are recognized in the period in which such losses are determined. These estimates are subject to uncertainties and require significant judgment. They may consider historical performance, the complexity of the work to be performed, the estimated time to complete the project, and other economic factors such as inflation.
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
Determining the fair value of a reporting unit or an indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions, and the identification of appropriate market comparable data. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also requires judgment. Goodwill is tested for impairment at the reporting unit level, which, based on the applicable accounting guidance, is either the operating segment or one level below (e.g., the divisions of our CCT segment). The fair value of our reporting units and indefinite-lived intangible assets are based on estimates and assumptions that are believed to be reasonable. Significant changes to these estimates and assumptions could adversely impact our conclusions. Actual future results may differ from those estimates. During the fourth quarter of 2022, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were substantially in excess of each of their carrying values. Had different reporting units been identified or had different valuation techniques or assumptions been utilized, the results of our impairment tests could have resulted in an impairment loss, which could have been material.
See Note 12, Goodwill and Other Intangible Assets, Net, to the Consolidated Financial Statements for more information.
Environmental Liabilities
We are subject to various federal, state, local, and foreign environmental laws and regulations that require environmental assessment or remediation efforts. Accruals for environmental exposures are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Significant judgment is required to determine both the likelihood of a loss and the estimated amount of loss. Engineering studies, probability techniques, historical experience, and other factors are used to identify and evaluate remediation alternatives and their related costs in estimating our reserve for environmental liabilities. Our environmental reserve of $57.1 at December 31, 2022, represents management’s estimate of undiscounted costs expected to be incurred related to environmental assessment or remediation efforts, including related legal fees, without regard to potential recoveries from insurance companies or other third parties. Our estimated liability is reduced to reflect the participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective share of the relevant costs and that share can be reasonably estimated. Our environmental accruals are reviewed and adjusted for progress of investigation and remediation efforts and as additional technical or legal information become available, such as the impact of negotiations with regulators and other potentially responsible parties, settlements, rulings, advice of legal counsel, and other current information.
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
Although it is not possible to predict with certainty the ultimate costs of environmental remediation, the reasonably possible high-end of our estimated environmental liability range at December 31, 2022 was $93.5.
Recent Accounting Pronouncements
See Note 2, Recent Accounting Pronouncements, to the Consolidated Financial Statements for a complete discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of our global operating and financing activities, we are exposed to various market risks, including from changes in foreign currency exchange rates, interest rates and commodity prices, which may adversely affect our operating results and financial position. The impact from changes in market conditions is generally minimized through our normal operating and financing activities. However, we may use derivative instruments, primarily forward contracts, interest rate swaps and futures contracts, to manage some of these risks. We do not use derivative financial instruments for trading or other speculative purposes. To minimize the risk of counterparty non-performance, derivative instruments are entered into with major financial institutions and there is no significant concentration with any one counterparty.
Foreign Currency Risk
Foreign currency risk is the possibility that our financial results could be adversely impacted because of changes in currency exchange rates. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Our principal currency exposures relate to the euro, Chinese renminbi, Czech koruna, South Korean won, Saudi riyal and Hong Kong dollar. During 2022, there has been a rapid strengthening of the U.S. dollar against foreign currencies, including the euro and the Chinese renminbi, which has adversely impacted our financial results.
Based on a sensitivity analysis, a hypothetical 10% change in the foreign currency exchange rates for the year ended December 31, 2022 would have impacted our pre-tax earnings by approximately $33. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. To mitigate this risk, from time to time, we enter into derivative financial instruments (e.g., forward contracts) with creditworthy counterparties. The aforementioned sensitivity analysis does not take into account the impact of any derivative financial instruments entered into.
Interest Rate Risk
Interest rate risk is the possibility that our financial results could be adversely impacted because of changes in interest rates. The Company’s exposure to changes in interest rates relates primarily to the Company’s outstanding debt, which consists primarily of commercial paper. While the Company is exposed to global interest rate fluctuations, it is most affected by fluctuations in U.S. interest rates. Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents, derivative financial instruments and the fair value of those instruments, as well as costs associated with hedging and interest paid on the Company’s outstanding debt.
During 2022, central banks around the world raised interest rates to counter inflation. Rising interest rates have increased our cost of debt and may adversely impact customer behavior, including demand for our products. These conditions have contributed to a strengthening of the U.S. dollar relative to foreign currencies, which has resulted in unfavorable foreign currency translation impacts.
As of December 31, 2022, our outstanding commercial paper was $448.3, with a weighted average interest rate of 4.03%. We estimate that a hypothetical increase in interest rates of 100 basis points would result in approximately $4.5 of additional annual interest expense based on current borrowing levels.
Commodity Price Risk
Commodity price risk is the possibility that our financial results could be adversely impacted because of changes in the prices of commodities used in production. Portions of our business are exposed to volatility in the prices of certain commodities, such as steel, gold, copper, nickel, iron, aluminum, tin, and rubber as well as specialty alloys, including titanium that we purchase in the raw form, or that are used in purchased component parts. The prices of these and other commodities may also be impacted by tariffs. When practical, we attempt to control such costs through fixed-price contracts with suppliers; however, we are prone to exposure as these contracts expire. We evaluate hedging opportunities to mitigate or minimize the risk of operating margin erosion resulting from the volatility of commodity prices.
Since 2020, the cost of raw materials, including commodities such as steel, that we use in our production processes has increased. The rising prices are mainly a result of increased demand fueled by economic recovery from the COVID-19 pandemic as well as lower supply since global production capacity was cut in 2020. In addition, the Russia-Ukraine war and China's reopening after lifting various COVID-19 safety measures during 2022 have exacerbated inflationary pressures on commodity prices. The impact of higher commodity prices on our financial results during 2022 was partially mitigated by fixed-price supply contracts with suppliers as well as improved price recovery.
Assuming all other variables remain constant, we estimate that a hypothetical 10% change in steel prices, excluding any impact of purchased component parts, would impact pre-tax earnings by approximately $10 to $12. We estimate that a hypothetical 10% change in prices for any other commodity would not be material to our financial statements.

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
(a) Evaluation of Disclosure Controls and Procedures
The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2022. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures are effective.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Management based this assessment on criteria for effective internal control over financial reporting described in the 2013 "Internal Control — Integrated Framework" released by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management's assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
For purposes of evaluating internal controls over financial reporting, management determined that the internal controls of Habonim Industrial Valves and Actuators Ltd (Habonim), which the Company acquired on April 4, 2022, would be excluded from the internal control assessment as of December 31, 2022, due to the timing of the closing of the acquisition and as permitted by the rules and regulations of the U.S. Securities and Exchange Commission. For the year ended December 31, 2022, Habonim constituted 3.9% of total assets and 1.5% of total revenues of the Company.
Based on this assessment, management determined that, as of December 31, 2022, the Company maintained effective internal control over financial reporting.
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
(c) Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2022, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control. As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were €2.2 million and €1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of €1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through December 31, 2022, however, Bornemann did pay annual fees of approximately €7 thousand in 2022, €10 thousand in 2021 and €11 thousand in 2020, to the German financial institution which is maintaining the Bond.
Amendment to Amended and Restated By-Laws
On February 14, 2023, the Board of the Company adopted Amended and Restated By-laws (as so amended and restated, the “By-laws”), which took effect immediately. The By-laws supersede the previously existing Amended and Restated By-laws, which were effective as of December 11, 2020. The By-laws primarily update certain procedural requirements related to shareholder nominations of directors in light of the recently effective “universal proxy” rules set forth in Rule 14a-19 ("Rule 14a-19") under the Exchange Act. The amendments reflected in the By-laws include:
•Updated procedural mechanics and disclosure requirements regarding the information shareholders must submit and representations shareholders must make in connection with providing advance notice of director nominations;
•A requirement that any shareholder submitting a nomination confirm whether the solicitation is an exempt solicitation and, in all other cases (other than nominations pursuant to the Company’s proxy access By-law) (i) confirm that, in accordance with Rule 14a-19, the nominating shareholder will deliver proxy materials to shareholders representing at least 67% of the voting power of shares entitled to vote in the election of directors, and (ii) make a representation that the nominating shareholder will provide the Company with documents evidencing that it has solicited proxies from shareholders with the requisite voting power in compliance with Rule 14a-19; and
•A requirement that any director nomination made pursuant to Rule 14a-19 comply fully with Rule 14a-19 in order to be considered a valid nomination.
The amendments similarly update certain disclosure requirements regarding the information shareholders must submit in connection with providing advance notice of shareholder proposals of business other than director nominations. The By-laws also effect certain other clarifying and conforming changes.
A copy of the full text of the By-laws is attached hereto as Exhibit 3.2 and incorporated by reference herein.

Departure of Director
Geraud Darnis has given notice that he will not stand for re-election as a director of ITT Inc. (the “Company”) when his current term expires at the Company's next annual meeting of stockholders (the "Annual Meeting"), which is expected to be held on May 10, 2023. Mr. Darnis’ decision was not due to any disagreement with the Company on any matter relating to the Company's operations, policies or practices and he will continue to serve as a director of the Company until the 2023 annual meeting of stockholders. Mr. Darnis currently serves as Chairman of the Compensation and Human Capital Committee.

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of ITT Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ITT Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 15, 2023, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Habonim Industrial Valves and Actuators Ltd., which was acquired on April 4, 2022, and whose financial statements constitute 3.9% of total assets and 1.5% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at Habonim Industrial Valves and Actuators Ltd.
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
February 15, 2023

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is incorporated by reference from the information provided under the sections entitled "Voting Items," "How to Vote," "Election of Directors (Proxy Item No. 1)," "Corporate Governance and Related Matters-Board and Committee Structure-Overview of Committees-Audit Committee" and "Audit Committee Report" in our Proxy Statement for the 2023 Annual Meeting of Shareholders (2023 Proxy Statement).
Information required by this Item 10 with respect to executive officers of the Company is contained under the heading "Information About Our Executive Officers" in Part I of this Annual Report on Form 10-K.
ITT has adopted corporate governance principles and charters for each of its standing committees. The principles address director qualification standards and responsibilities, access to management and independent advisors, compensation, orientation and continuing education, management succession principles and board and committee self-evaluation. The corporate governance principles and charters are available on the Company’s website at investors.itt.com/investors/governance. A copy of the corporate governance principles and charters is also available to any shareholder who requests a copy from the Company’s secretary.
ITT has also adopted a written code of ethics, the "Code of Conduct," which is applicable to all directors, employees and officers (including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions). The Company’s Code of Conduct is available on our website at investors.itt.com/investors/governance. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website at www.itt.com.
Pursuant to New York Stock Exchange (NYSE) Listing Company Manual Section 303A.12(a), the Company submitted a Section 12(a) CEO Certification to the NYSE in 2022. The Company also filed with the SEC, as exhibits to the Company’s current Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 is incorporated by reference to the discussion under the headings "2022 Non-Management Director Compensation," "Compensation Tables," "Compensation Discussion and Analysis," "Compensation and Human Capital Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our 2023 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is incorporated by reference to the discussion under the caption "Other Matters - Stock Ownership of Directors, Executive Officers, and Certain Shareholders," and "Equity Compensation Plan Information" in our 2023 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the discussions under the captions "Corporate Governance and Related Matters-Board and Governance Policies-Policies for Approving Related Party Transactions" and "Directors’ Qualification and Selection Process-Director Independence" in our 2023 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about the fees for 2022 and 2021 for professional services rendered by our independent registered public accounting firm is incorporated by reference to the discussion under the heading "Ratification of Appointment of the Independent Registered Public Accounting Firm (Proxy Item No. 2)" of our 2023 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is also incorporated by reference to the discussion under the heading "Ratification of Appointment of the Independent Registered Public Accounting Firm (Proxy Item No. 2)" of our 2023 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as a part of this report:
1.See Index to Consolidated Financial Statements appearing on page 52 for a list of the financial statements filed as a part of this report.
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
Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of ITT Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ITT Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Refer to Note 1 and Note 4 to the Consolidated Financial Statements
The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Consolidated revenue for the year ended December 31, 2022, was $2,987.7 million.

In determining the timing of revenue recognition, the Company considers whether there is alternative use for their products or whether they are highly customized to customer specifications. For contracts with no alternative use, the Company also considers if there is an enforceable right to payment for work performed to date. For products with no alternative use and have an enforceable right to receive payment, revenue is recognized over time using either a cost to cost or units of delivery method. For products with an alternative use or do not have an enforceable right to payment, the Company recognizes revenue at a point in time which occurs when control passes to the customer.

Auditing the Company’s identification and evaluation of terms and conditions in contracts for the timing of revenue recognition is a critical audit matter as there is a high degree of auditor judgment and an increased extent of audit effort in performing our audit procedures to evaluate whether terms and conditions in contracts and point of controls transferred were appropriately identified and evaluated by the Company.

Our audit procedures to test the Company’s evaluation of contract terms and conditions that impact the timing of revenue recognition included the following, among others:
•Obtained an understanding, evaluated the design, and tested the operating effectiveness of controls of the Company’s evaluation of contract terms to determine the appropriate application of policy to recognize revenue.
•Performed risk assessment procedures which include analytics to identify revenue trends and anomalies that require further investigation.
•Evaluated the Company’s revenue recognition policy in accordance with US GAAP.
•Performed detail transaction testing of revenue by (1) evaluating the terms of revenue contracts and the appropriateness of management’s determination of revenue recognition; (2) agreeing amounts recorded to source documents to determine the revenue was properly recognized.
•Performed testing of revenue transactions after the Company’s fiscal year end to evaluate whether revenue was recognized in the appropriate fiscal year.

/s/	Deloitte & Touche LLP
Stamford, Connecticut
February 15, 2023

We have served as the Company's auditor since 2002.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) YEARS ENDED DECEMBER 31	2022	2021	2020
Revenue	$2,987.7	$2,765.0	$2,477.8
Costs of revenue	2,065.4	1,865.5	1,695.6
Gross profit	922.3	899.5	782.2
General and administrative expenses	211.6	221.3	200.7
Sales and marketing expenses	156.9	150.8	146.5
Research and development expenses	96.5	94.9	84.9
Gain on sale of long-lived assets	(16.3)	(7.0)	(2.0)
Asbestos-related (benefit) costs, net	—	(74.4)	66.3
Restructuring costs	3.8	9.6	43.0
Asset impairment charges	1.8	—	16.3
Operating income	468.0	504.3	226.5
Interest expense (income), net	6.4	(1.1)	(0.7)
Non-operating postretirement costs (benefit), net	1.1	(1.3)	144.2
Miscellaneous income, net	(1.3)	(2.4)	(2.2)
Income from continuing operations before income tax	461.8	509.1	85.2
Income tax expense	91.1	189.6	15.3
Income from continuing operations	370.7	319.5	69.9
(Loss) income from discontinued operations, net of tax benefit (expense) of $0.4, $0.2, and $(0.2), respectively	(1.3)	1.5	4.0
Net income	369.4	321.0	73.9
Less: Income attributable to noncontrolling interests	2.4	4.7	1.4
Net income attributable to ITT Inc.	$367.0	$316.3	$72.5

Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$368.3	$314.8	$68.5
(Loss) income from discontinued operations, net of tax	(1.3)	1.5	4.0
Net income	$367.0	$316.3	$72.5

Earnings (loss) per share attributable to ITT Inc.:
Basic:
Continuing operations	$4.42	$3.66	$0.79
Discontinued operations	(0.02)	0.02	0.05
Net income	$4.40	$3.68	$0.84
Diluted:
Continuing operations	$4.40	$3.64	$0.78
Discontinued operations	(0.02)	0.02	0.05
Net income	$4.38	$3.66	$0.83
Weighted average common shares – basic	83.4	86.0	86.7
Weighted average common shares – diluted	83.7	86.5	87.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Statements of Operations.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS) YEARS ENDED DECEMBER 31	2022	2021	2020
Net income	$369.4	$321.0	$73.9
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(67.4)	(57.0)	28.5
Net change in postretirement benefit plans, net of tax impacts of $(7.6), $(1.5), and $(18.7), respectively	44.4	15.1	77.4
Other comprehensive (loss) income	(23.0)	(41.9)	105.9
Comprehensive income	346.4	279.1	179.8
Less: Comprehensive income attributable to noncontrolling interests	2.4	4.7	1.4
Comprehensive income attributable to ITT Inc.	$344.0	$274.4	$178.4
Disclosure of reclassification adjustments and other adjustments to postretirement benefit plans (See Note 16)
Reclassification adjustments:
Amortization of prior service benefit, net of tax expense of $1.3, $1.2, and $1.2, respectively	$(4.2)	$(3.9)	$(3.9)
Amortization of net actuarial loss, net of tax benefit of $(0.5), $(0.7), and $(1.8), respectively	2.6	3.7	7.1
Loss on plan settlement, net of tax benefit of $0.0, $0.0, and $(25.7), respectively	—	—	111.3
Other adjustments:
Prior service cost, net of tax expense of $(1.9), $0.0, and $0.0, respectively	6.2	—	—
Net actuarial gain (loss), net of tax (expense) benefit of $(6.5), $(2.0), and $7.6, respectively	38.1	12.6	(34.2)
Unrealized change from foreign currency translation	1.7	2.7	(2.9)
Net change in postretirement benefit plans, net of tax	$44.4	$15.1	$77.4
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Statements of Comprehensive Income.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) DECEMBER 31	2022	2021
Assets
Current assets:
Cash and cash equivalents	$561.2	$647.5
Receivables, net	628.8	555.1
Inventories	533.9	430.9
Other current assets	112.9	88.6
Total current assets	1,836.8	1,722.1
Non-current assets:
Plant, property and equipment, net	526.8	509.1
Goodwill	964.8	924.3
Other intangible assets, net	112.8	85.7
Other non-current assets	339.1	324.2
Total non-current assets	1,943.5	1,843.3
Total assets	$3,780.3	$3,565.4
Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper and current maturities of long-term debt	$451.0	$197.6
Accounts payable	401.1	373.4
Accrued and other current liabilities	333.4	357.3
Total current liabilities	1,185.5	928.3
Non-current liabilities:
Postretirement benefits	137.2	199.9
Other non-current liabilities	200.2	206.5
Total non-current liabilities	337.4	406.4
Total liabilities	1,522.9	1,334.7
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and Outstanding – 82.7 and 85.5 shares, respectively	82.7	85.5
Retained earnings	2,509.7	2,461.6
Accumulated other comprehensive loss:
Postretirement benefits	3.6	(40.8)
Cumulative translation adjustments	(347.9)	(280.5)
Total ITT Inc. shareholders' equity	2,248.1	2,225.8
Noncontrolling interests	9.3	4.9
Total shareholders’ equity	2,257.4	2,230.7
Total liabilities and shareholders’ equity	$3,780.3	$3,565.4
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Balance Sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS) YEARS ENDED DECEMBER 31	2022	2021	2020
Operating Activities
Income from continuing operations attributable to ITT Inc.	$368.3	$314.8	$68.5
Adjustments to income from continuing operations:
Depreciation and amortization	107.4	113.1	112.2
Equity-based compensation	18.1	16.5	13.4
Asbestos-related (benefit) costs, net	—	(74.4)	66.3
Pension settlement charges	—	—	137.0
Deferred income tax expense (benefit)	2.9	115.7	(43.9)
Asset impairment charges	1.8	—	16.3
Gain on sale of long-lived assets	(16.3)	(7.0)	(2.0)
Other non-cash charges, net	27.5	28.3	45.0
Contributions to postretirement plans	(11.0)	(10.5)	(18.0)
Contribution to divest asbestos-related assets and liabilities	—	(398.0)	—
Changes in assets and liabilities:
Change in receivables	(90.7)	(62.2)	83.3
Change in inventories	(99.5)	(82.7)	36.5
Change in contract assets	(7.4)	(2.5)	(1.0)
Change in contract liabilities	23.3	(3.6)	(1.9)
Change in accounts payable	39.4	77.6	(34.7)
Change in accrued expenses	(36.9)	15.8	4.2
Change in income taxes	(13.5)	8.2	(6.2)
Other, net	(35.7)	(57.5)	(39.1)
Net Cash – Operating activities	277.7	(8.4)	435.9
Investing Activities
Capital expenditures	(103.9)	(88.4)	(63.7)
Proceeds from sale of long-lived assets	20.9	8.0	1.7
Acquisitions, net of cash acquired	(146.9)	—	(4.7)
Payments to acquire interest in unconsolidated subsidiaries	(25.6)	(1.9)	—
Other, net	0.4	—	0.9
Net Cash – Investing activities	(255.1)	(82.3)	(65.8)
Financing Activities
Commercial paper, net borrowings	259.7	95.4	13.1
Short-term revolving loans, borrowings	—	—	495.8
Short-term revolving loans, repayments	—	—	(524.7)
Long-term debt, issued	—	—	1.5
Long-term debt, repayments	(2.1)	(2.4)	(2.5)
Share repurchases under repurchase plan	(245.3)	(104.8)	(73.2)
Payments for taxes related to net share settlement of stock incentive plans	(8.8)	(11.7)	(11.0)
Dividends paid	(87.9)	(75.8)	(59.0)
Other, net	1.1	(0.5)	1.4
Net Cash – Financing activities	(83.3)	(99.8)	(158.6)
Exchange rate effects on cash and cash equivalents	(25.8)	(22.6)	35.2
Net cash from discontinued operations – operating activities	0.1	0.8	1.0
Net change in cash and cash equivalents	(86.4)	(212.3)	247.7
Cash and cash equivalents – beginning of year (includes restricted cash of $0.8, $0.8, and $0.8, respectively)	648.3	860.6	612.9
Cash and Cash Equivalents – end of year (includes restricted cash of $0.7, $0.8, and $0.8, respectively)	$561.9	$648.3	$860.6
Supplemental Cash Flow Disclosures
Cash paid during the year for:
Interest	$10.8	$3.3	$3.3
Income taxes, net of refunds received	92.7	61.3	61.1
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Statements of Cash Flows.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN MILLIONS, EXCEPT SHARE AMOUNTS)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)

December 31, 2019	87.8	$87.8	$2,372.4	$(385.3)	$2.9	$2,077.8

Activity from stock incentive plans	0.6	0.6	17.1	—	—	17.7
Share repurchases	(1.7)	(1.7)	(71.5)	—	—	(73.2)
Shares withheld related to net share settlement of stock incentive plans	(0.2)	(0.2)	(10.8)	—	—	(11.0)
Cumulative adjustment for accounting change	—	—	(1.2)	—	—	(1.2)
Net income	—	—	72.5	—	1.4	73.9
Dividends declared ($0.676 per share)	—	—	(58.9)	—	—	(58.9)
Dividend to noncontrolling interest	—	—	—	—	(0.9)	(0.9)
Purchase of noncontrolling interest	—	—	(0.3)	—	(1.9)	(2.2)
Total other comprehensive income, net of tax	—	—	—	105.9	—	105.9
December 31, 2020	86.5	86.5	2,319.3	(279.4)	1.5	2,127.9

Activity from stock incentive plans	0.3	0.3	17.4	—	—	17.7
Share repurchases	(1.2)	(1.2)	(103.6)	—	—	(104.8)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(11.6)	—	—	(11.7)
Net income	—	—	316.3	—	4.7	321.0
Dividends declared ($0.880 per share)	—	—	(76.2)	—	—	(76.2)
Dividend to noncontrolling interest	—	—	—	—	(1.4)	(1.4)
Total other comprehensive loss, net of tax	—	—	—	(41.9)	—	(41.9)
Other	—	—	—	—	0.1	0.1
December 31, 2021	85.5	85.5	2,461.6	(321.3)	4.9	2,230.7

Activity from stock incentive plans	0.3	0.3	19.7	—	—	20.0
Share repurchases	(3.0)	(3.0)	(242.3)	—	—	(245.3)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(8.7)	—	—	(8.8)
Net income	—	—	367.0	—	2.4	369.4
Dividends declared ($1.056 per share)	—	—	(87.7)	—	—	(87.7)
Dividend to noncontrolling interest	—	—	—	—	(0.5)	(0.5)
Acquisition of noncontrolling interest	—	—	—	—	2.7	2.7
Total other comprehensive loss, net of tax	—	—	—	(23.0)	—	(23.0)
Other	—	—	0.1	—	(0.2)	(0.1)
December 31, 2022	82.7	$82.7	$2,509.7	$(344.3)	$9.3	$2,257.4
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Statements of Changes in Shareholders’ Equity.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS AND SHARES (EXCEPT PER SHARE AMOUNTS) IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
ITT Inc. is a diversified manufacturer of highly engineered critical components and customized technology solutions for the transportation, industrial, and energy markets. Unless the context otherwise indicates, references herein to "ITT," "the Company," and such words as "we," "us," and "our" include ITT Inc. and its subsidiaries. ITT operates in three segments: Motion Technologies, consisting of friction materials, and shock and vibration equipment; Industrial Process, consisting of industrial flow equipment and services; and Connect & Control Technologies, consisting of electronic connectors, fluid handling, motion control, composite materials, and noise and energy absorption products. Financial information for our segments is presented in Note 3, Segment Information.
Business Combination
During the second quarter of 2022, we completed the acquisition of 100% of the privately held stock of Habonim Industrial Valves and Actuators Ltd. (Habonim), a leading provider of industrial valves and actuators for the gas distribution (including liquified natural gas), biotech, and harsh application service sectors, for a purchase price of $139.9. Habonim reported 2021 annual sales of $44. Habonim’s results are reported within the Industrial Process segment beginning in the second quarter of 2022. Refer to Note 23, Acquisitions and Investments for further information.
Divestiture of InTelCo Management LLC (InTelCo)
Effective July 1, 2021, the Company divested InTelCo, the entity holding asbestos-related assets and liabilities, to a third-party. See Note 20, Commitments and Contingencies, for further information.
Russia-Ukraine War
In February 2022, the United States and other leading nations announced targeted economic sanctions on Russia and certain Russian citizens in response to Russia’s war with Ukraine, which has increased regional instability and global economic and political uncertainty. As described in Part I, Item 1A, Risk Factors, our business may be sensitive to global economic conditions, which can be negatively impacted by instability in the geopolitical environment. Our annual direct sales to customers in Russia and Ukraine were approximately $11 and $38 in 2022 and 2021, respectively.
During the year ended December 31, 2022, we recorded total charges of $7.9 primarily related to inventory and accounts receivable write-downs to reflect the increased risks facing some of our customers that serve the regions impacted by the Russia-Ukraine war. If the conflict expands to greater Europe, we may experience a further reduction in demand for our products. We are currently exploring alternatives for our operations in Russia, which could include a sale, disposition or wind down of operations, or a combination of these, although we cannot provide any assurance of the timeline for or the success of these alternatives. Such alternatives may cause us to incur additional costs, such as severance and other expenses. For additional discussion of the risks related to the Russia-Ukraine war, see Part I, Item 1A, Risk Factors, herein.
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
For product sales, we consider practical and contractual limitations in determining whether there is an alternative use for the product. For example, long-term design and build contracts are typically highly customized to a customer’s specifications. For contracts with no alternative use and an enforceable right to payment for work performed to date, including a reasonable profit if the contract were to be terminated at the customer’s convenience for reason other than nonperformance, we recognize revenue over time. All other product sales are recognized at a point in time.
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
Research & Development
Research and development activities are charged to expense as incurred. R&D as a percentage of sales was 3.2%, 3.4%, and 3.4% during 2022, 2021 and 2020, respectively.
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
Cash and Cash Equivalents
ITT considers all highly liquid investments purchased with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents primarily include fixed-maturity time deposits and money market investments. Restricted cash was $0.7 and $0.8 as of December 31, 2022 and 2021, respectively. Restricted cash is presented within Other current assets and Other non-current assets in our Consolidated Balance Sheets.
Concentrations of Credit Risk
Financial instruments that potentially subject ITT to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts and notes receivables from trade customers, investments, and derivative financial instruments. We maintain cash and cash equivalents with various financial institutions located in different geographical regions, and our policy is designed to limit exposure to any individual counterparty. Derivative financial instruments are transacted with multiple highly reputable financial institutions. As part of our risk management processes, we perform periodic evaluations of the relative credit standing of the financial institutions with which we transact. We have not sustained any material credit losses during the previous three years with respect to financial instruments held at financial institutions.
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising ITT’s customer base and their dispersion across many different industries and geographic regions. However, our largest customer represents approximately 10% and 11% of the December 31, 2022 and 2021 outstanding trade accounts receivable balance, respectively. Occasionally, we enter into notes receivables with certain of our customers. These notes receivables have maturities of six to 12 months and are guaranteed by reputable banks. ITT performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.
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
Inventories
Inventories, which include the costs of material, labor and overhead, are stated at the lower of cost or net realizable value. Cost is generally computed using the standard cost method, which approximates actual cost on a first-in, first-out (FIFO) basis. Variances between standard and actual costs are charged to cost of sales or capitalized to inventory. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value and are charged to cost of sales. At the point of loss recognition, a new cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in a recovery in carrying value. Inventories valued under the last-in, first-out (LIFO) method represent 13.0% and 13.4% of total 2022 and 2021 inventories, respectively. We have a LIFO reserve of $16.8 and $14.1 recorded as of December 31, 2022 and 2021, respectively.
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
Investments
Investments in fixed-maturity time deposits having an original maturity exceeding three months at the time of purchase, referred to as short-term time deposits, are classified as held-to-maturity and are recorded at amortized cost, which approximates fair value. There were no short-term time deposits held as of December 31, 2022 and December 31, 2021.
Investments in entities where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in Other noncurrent assets in our Consolidated Balance Sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in non-operating profit in Miscellaneous income, net in our Consolidated Statements of Operations. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.
Investments in entities for which we do not have significant operating influence (we generally hold a less than 20% ownership stake in these entities) are initially recorded at the purchase price. For investments in entities with readily determinable fair values (e.g., publicly traded), the investment is measured at fair value each subsequent reporting period. For investments in entities without a readily determinable fair value, we have made an accounting policy election to measure the investment at cost, adjusted for any impairments and/or observable price changes. In both cases, these investments are included in Other noncurrent assets in our Consolidated Balance Sheets, with any gains or losses and dividends received recognized in non-operating profit in Miscellaneous income, net in our Consolidated Statements of Operations.

Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of the balance sheet date. The Company’s investments in COLI policies are included in other non-current assets in the consolidated balance sheets and were $119.6 and $118.2 at December 31, 2022 and 2021, respectively. Changes in the cash surrender value during the period generally reflect gains or losses in the fair value of assets, premium payments, and policy redemptions. Gains from COLI investments of $0.7, $3.9, and $4.3 were recorded within General and administrative expenses in our Consolidated Statements of Operations during years ended December 31, 2022, 2021 and 2020, respectively. Cash receipts from COLI policies were $0.4, $0.0, and $0.9 during 2022, 2021, and 2020, respectively, and are recognized in investing activities in our Consolidated Statements of Cash Flows.
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
Business Combinations
We allocate the purchase price of acquisitions to the tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquiree based on their estimated fair value at the acquisition date. Changes to acquisition date fair values prior to the expiration of the measurement period, a period not to exceed 12 months from date of acquisition, are recorded as an adjustment to the associated goodwill in the reporting period in which the adjustment amounts are determined. Changes to acquisition date fair values after expiration of the measurement period are recorded in earnings. The excess of the acquisition price over those estimated fair values is recorded as goodwill. Acquisition-related expenses are expensed as incurred and the costs associated with restructuring actions initiated after the acquisition are recognized separately from the business combination. See Note 23, Acquisitions and Investments, for additional information.
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
Environmental costs and related recoveries are recorded within General and administrative expenses in our Consolidated Statements of Operations, other than those related to discontinued operations.
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
For transactions denominated in other than the functional currency, revenue and expenses are remeasured at average exchange rates in effect during the reporting period in which the transactions occurred, except for expenses related to nonmonetary assets and liabilities. Transaction gains or losses from foreign currency remeasurement are reported in General and administrative expenses in our Consolidated Statements of Operations. During 2022 and 2021, we recognized transaction gains of $6.1 and $1.9, respectively. During 2020, we recognized a transaction loss of $7.6.
Derivative Financial Instruments
From time to time, the Company may use derivative financial instruments, primarily foreign currency forward and option contracts, to mitigate exposure from foreign currency exchange rate fluctuations as it pertains to receipts from customers, payments to suppliers and intercompany transactions; as well as from commodity price fluctuations. We record derivatives at their fair value as either an asset or liability. For derivatives not designated as hedges, adjustments to reflect changes in the fair value of our derivatives are included in earnings. For cash flow hedges that qualify and are designated for hedge accounting, the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive loss and subsequently recognized in earnings when the hedged transaction affects earnings. Any ineffective portion is recognized immediately in earnings. As of December 31, 2022 and 2021, no derivatives were designated as hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. Derivative contracts involve the risk of non-performance by the counterparty. The fair value of our foreign currency contracts are determined using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date. See Note 22, Derivative Financial Instruments, for additional information.

Related Parties
Related party transactions include those between: a parent and its subsidiaries; subsidiaries of a common parent; an entity and trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of the entity’s management; an entity and its principal owners, management, or members of their immediate families; and affiliates. In January 2021, the Company entered into a three-month consulting agreement for $0.2 with Thomas Scalera, ITT's former Executive Vice President and Chief Financial Officer. The consulting agreement included, but was not limited to, financial, accounting, and investor relations advisory services. There were no other related party transactions during 2022, 2021 or 2020.
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
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which enhances disclosure of transactions with governments that are accounted for by applying a grant or contribution model. ASU 2021-10 requires entities to provide information about the nature of the transactions, the related accounting policies used to account for the transactions, the effect of the transactions on an entity's financial statements, and significant terms and conditions associated with the transactions. ASU 2021-10 must be adopted for fiscal years beginning after December 15, 2021. Early adoption is permitted. We adopted this guidance during 2022 and the adoption of this guidance did not have a significant impact on our operating results, financial position, or cash flows. For additional information, see Note 9, Inventories.
NOTE 3
SEGMENT INFORMATION
The Company’s segments are reported on the same basis used by our chief operating decision maker for evaluating performance and for allocating resources. Our three reportable segments are referred to as: Motion Technologies, Industrial Process, and Connect & Control Technologies.
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
Assets of our reportable segments exclude general corporate assets, which principally consist of cash, investments, deferred taxes, and certain property, plant and equipment. These assets are included within Corporate and Other, which is described further below.
Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as asbestos and environmental liabilities, that are managed at a corporate level and are not included in segment results when evaluating performance or allocating resources. In addition, Corporate and Other includes research and development-related expenses associated with a subsidiary that does not constitute a reportable segment.

The following table presents our revenue, operating income, and operating margin for each segment.

	Revenue			Operating Income			Operating Margin
For the Year Ended December 31	2022	2021	2020	2022	2021	2020	2022	2021	2020
Motion Technologies	$1,374.0	$1,368.6	$1,121.1	$208.5	$258.2	$184.0	15.2%	18.9%	16.4%
Industrial Process	971.0	843.2	843.0	187.6	126.8	77.6	19.3%	15.0%	9.2%
Connect & Control Technologies	645.6	554.7	516.5	115.8	81.7	57.0	17.9%	14.7%	11.0%
Eliminations	(2.9)	(1.5)	(2.8)	—	—	—	—	—
Total segment results	2,987.7	2,765.0	2,477.8	511.9	466.7	318.6	17.1%	16.9%	12.9%
Asbestos-related benefit (costs), net(a)	—	—	—	—	74.4	(66.3)	—	—	—
Other corporate costs	—	—	—	(43.9)	(36.8)	(25.8)	—	—	—
Total Corporate and other (costs) benefit	—	—	—	(43.9)	37.6	(92.1)	—	—	—
Total	$2,987.7	$2,765.0	$2,477.8	$468.0	$504.3	$226.5	15.7%	18.2%	9.1%
(a)The 2021 period includes a pre-tax gain of $88.8 resulting from the InTelCo Management LLC (InTelCo) divestiture transaction. The 2020 period includes the impact of extending the net asbestos measurement over the full time period we expected claims to be filed against InTelCo. See Note 20, Commitments and Contingencies, for further information.
The following table presents our assets as of December 31, 2022 and 2021, as well as our capital expenditures and depreciation and amortization expense for the years ended December 31, 2022, 2021, and 2020, by segment.

	Assets		Capital Expenditures			Depreciation and Amortization
	2022	2021	2022	2021	2020	2022	2021	2020
Motion Technologies	$1,311.9	$1,272.8	$73.2	$71.1	$43.8	$59.9	$64.1	$60.0
Industrial Process	1,218.6	1,030.0	10.9	6.7	8.3	25.3	22.3	23.7
Connect & Control Technologies	751.6	719.3	14.8	8.5	10.6	18.8	21.8	23.1
Corporate and Other	498.2	543.3	5.0	2.1	1.0	3.4	4.9	5.4
Total	$3,780.3	$3,565.4	$103.9	$88.4	$63.7	$107.4	$113.1	$112.2

The following table displays consolidated revenue by geographic region. Revenue is attributed to individual regions based on the destination of the product or service delivery.

For the Year Ended December 31, 2022	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
North America(a)	$266.9	$566.2	$390.2	$(2.8)	$1,220.5
Europe(b)	756.7	94.6	136.4	—	987.7
Asia(c)	333.6	102.8	88.1	(0.1)	524.4
Middle East and Africa	1.3	120.8	22.4	—	144.5
South America	15.5	86.6	8.5	—	110.6
Total	$1,374.0	$971.0	$645.6	$(2.9)	$2,987.7

For the Year Ended December 31, 2021
North America(a)	$249.9	$470.1	$331.4	$(1.5)	$1,049.9
Europe(b)	798.8	96.0	115.5	—	1,010.3
Asia(c)	307.8	99.8	84.0	—	491.6
Middle East and Africa	1.0	97.7	18.1	—	116.8
South America	11.1	79.6	5.7	—	96.4
Total	$1,368.6	$843.2	$554.7	$(1.5)	$2,765.0

For the Year Ended December 31, 2020
North America(a)	$187.3	$479.0	$319.3	$(2.6)	$983.0
Europe(b)	676.4	95.5	97.4	—	869.3
Asia(c)	243.8	93.1	77.0	(0.2)	413.7
Middle East and Africa	1.5	92.0	18.8	—	112.3
South America	12.1	83.4	4.0	—	99.5
Total	$1,121.1	$843.0	$516.5	$(2.8)	$2,477.8
(a)Includes revenue of $978.6, $842.9, and $811.0 from the United States for 2022, 2021, and 2020, respectively.
(b)Includes revenue of $404.7, $418.3, and $334.9 from Germany for 2022, 2021, and 2020, respectively.
(c)Includes revenue of $307.8, $306.5, and $232.9 from China for 2022, 2021, and 2020, respectively.

The following table displays Plant, Property and Equipment (PPE), net by geographic region.

As of December 31	2022	2021
North America(a)	$156.5	$160.6
Europe(b)	272.5	263.8
Asia(c)	79.2	81.1
Middle East and Africa	15.8	0.6
South America	2.8	3.0
Total	$526.8	$509.1
(a)Includes PPE, net of $125.2 and $130.3 in the United States as of December 31, 2022 and 2021, respectively.
(b)Includes PPE, net of $113.6 and $115.7 in Italy as of December 31, 2022 and 2021, respectively.
(c)Includes PPE, net of $52.8 and $52.5 in China as of December 31, 2022 and 2021, respectively.

NOTE 4
REVENUE
The following table represents our revenue disaggregated by end market.

For the Year Ended December 31, 2022	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$1,336.1	$—	$—	$(0.1)	$1,336.0
Chemical and industrial pumps	—	780.9	—	(0.1)	780.8
Aerospace and defense	7.8	—	316.9	—	324.7
General industrial	30.1	—	285.1	(2.7)	312.5
Energy	—	190.1	43.6	—	233.7
Total	$1,374.0	$971.0	$645.6	$(2.9)	$2,987.7

For the Year Ended December 31, 2021
Auto and rail	$1,335.1	$—	$—	$—	$1,335.1
Chemical and industrial pumps	—	659.0	—	—	659.0
Aerospace and defense	8.3	—	261.4	—	269.7
General industrial	25.2	—	255.2	(1.5)	278.9
Energy	—	184.2	38.1	—	222.3
Total	$1,368.6	$843.2	$554.7	$(1.5)	$2,765.0

For the Year Ended December 31, 2020
Auto and rail	$1,104.6	$—	$—	$(0.2)	$1,104.4
Chemical and industrial pumps	—	660.5	—	—	660.5
Aerospace and defense	6.7	—	284.7	—	291.4
General industrial	9.8	—	200.5	(2.6)	207.7
Energy	—	182.5	31.3	—	213.8
Total	$1,121.1	$843.0	$516.5	$(2.8)	$2,477.8

During 2022, 2021, and 2020, a single external customer, Continental AG, accounted for 8.4%, 9.8%, and 9.1% of consolidated ITT revenue, respectively. Revenue from this customer is reported within our Motion Technologies segment.
Revenue recognized related to our Industrial Process segment primarily consists of pumps, valves and plant optimization systems and related services which serve the general industrial, energy, chemical and petrochemical, pharmaceutical, mining, pulp and paper, food and beverage, and power generation markets. Many of Industrial Process’s products are highly engineered and customized to our customer needs and therefore do not have an alternative use. For these longer term design and build projects, if the contract states that we also have an enforceable right to payment, we recognize revenue over time using the cost-to-cost method as we satisfy the performance obligations identified in the contract. If no right to payment exists, revenue is recognized at a point in time, generally based on shipping terms. A majority of our design and build project contracts currently do not have a right to payment. For pumps that do have an alternative use to us, revenue is recognized at a point in time. Revenue on service and repair contracts, representing 4%, 3%, and 4% of consolidated ITT revenue in 2022, 2021, and 2020, respectively, is recognized after the services have been rendered or over the service contract period.
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

As of December 31	2022	2021
Current contract assets	$26.3	$20.6
Noncurrent contract assets	1.2	0.3
Current contract liabilities	(70.2)	(46.6)
Noncurrent contract liabilities	(4.4)	(4.4)
Net contract liabilities	$(47.1)	$(30.1)
Our net contract liability increased $17.0 during 2022, primarily due to timing of cash receipts relative to project performance within our IP segment. During 2022, we recognized revenue of $33.7 related to contract liabilities at December 31, 2021.
The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations was $1,079.4 as of December 31, 2022. Of this amount, we expect to recognize approximately $940.0 to $960.0 of revenue during 2023 and the remainder thereafter.
As of December 31, 2022 and 2021, deferred contract costs, net were $4.5 and $5.5, respectively, primarily related to pre-contract costs. During 2022 and 2021, we amortized $1.0 and $0.9, respectively.
NOTE 5
RESTRUCTURING ACTIONS
We have initiated various restructuring actions throughout our businesses during the past three years. The 2020 Global Restructuring Plan is identified as individually significant and is described further below. There were no other restructuring actions considered individually significant.

The following table provides restructuring costs by component and by segment.

For the Year Ended December 31	2022	2021	2020
By component:
Severance and other employee-related costs	$3.5	$8.0	$41.5
Asset write-offs	0.1	0.6	—
Other	0.2	1.0	1.5
Total restructuring costs	$3.8	$9.6	$43.0
By segment:
Motion Technologies	$2.7	$3.9	$12.7
Industrial Process	1.3	3.1	19.5
Connect & Control Technologies	—	2.4	8.5
Corporate and Other	(0.2)	0.2	2.3
Total restructuring costs	$3.8	$9.6	$43.0

The following table displays a rollforward of our total restructuring liability, presented within Accrued liabilities on our Consolidated Balance Sheets.

	2022	2021
Restructuring liability as of January 1	$11.0	$19.1
Restructuring costs	5.1	11.7
Reversal of prior accruals	(1.3)	(2.1)
Cash payments	(10.5)	(16.5)
Asset write-offs	(0.1)	(0.6)
Foreign exchange translation and other	(0.3)	(0.6)
Restructuring liability as of December 31	$3.9	$11.0
By accrual type:
Severance and other employee-related	$3.9	$10.9
Other	—	0.1
2020 Global Restructuring Plan
During 2020, an organizational-wide restructuring plan was initiated to reduce the overall cost structure of the Company primarily in response to an anticipated reduction in demand from the COVID-19 pandemic (the 2020 Global Restructuring Plan). Total restructuring charges incurred in connection with the restructuring plan through the December 31, 2022 were $46.8, primarily related to involuntary severance costs. As of December 31, 2022, the 2020 Global Restructuring Plan is substantially complete.
The following table summarizes our restructuring costs incurred during 2022 and the cumulative costs incurred through December 31, 2022 by segment related to the 2020 Global Restructuring Plan.

	Incurred in 2022	Incurred to Date
Motion Technologies	$(0.1)	$12.6
Industrial Process	0.4	22.8
Connect & Control Technologies	—	8.8
Corporate and Other	—	2.6
Total	$0.3	$46.8
The following table displays a rollforward of our restructuring liability related to the 2020 Global Restructuring Plan, which we expect to be substantially paid during 2023.

	2022	2021
Beginning balance as of January 1	$4.8	$17.1
Restructuring costs	0.3	2.5
Cash payments	(3.1)	(13.6)
Asset write-offs	(0.1)	(0.6)
Foreign exchange translation and other	(0.8)	(0.6)
Ending balance as of December 31	$1.1	$4.8

NOTE 6
INCOME TAXES
The following table displays information regarding income tax expense (benefit) from continuing operations.

For the Year Ended December 31	2022	2021	2020
Income (loss) components:
United States	$155.7	$199.4	$(124.3)
International	306.1	309.7	209.5
Income from continuing operations before income tax	461.8	509.1	85.2
Income tax expense (benefit) components:
Current income tax expense (benefit):
United States – federal	32.6	21.1	9.9
United States – state and local	1.2	2.6	(1.5)
International	54.4	50.2	50.8
Total current income tax expense	88.2	73.9	59.2
Deferred income tax expense (benefit) components:
United States – federal	(0.2)	96.9	(36.6)
United States – state and local	3.1	15.5	(4.8)
International	—	3.3	(2.5)
Total deferred income tax expense (benefit)	2.9	115.7	(43.9)
Income tax expense	$91.1	$189.6	$15.3
Effective income tax rate	19.7%	37.2%	18.0%
The following table includes a reconciliation of the U.S. statutory tax rate to our effective income tax rate related to income from continuing operations.

For the Year Ended December 31	2022	2021	2020
Tax provision at U.S. statutory rate	21.0%	21.0%	21.0%
State and local income tax	1.1%	0.6%	(2.4)%
U.S. tax on foreign earnings	0.6%	0.1%	(0.2)%
Italy patent box	(1.2)%	(1.3)%	(5.6)%
U.S. permanent items	(0.5)%	(0.1)%	(0.1)%
Excess tax benefits on stock-based compensation	(0.5)%	(0.6)%	(3.6)%
Audit settlements and unrecognized tax benefits	(0.2)%	(1.0)%	(5.4)%
Valuation allowance on deferred tax assets	(0.2)%	(0.4)%	1.5%
Tax on undistributed foreign earnings	(0.1)%	0.8%	7.4%
Asbestos divestiture	—%	18.9%	—%
Foreign tax rate differential	—%	(0.2)%	1.6%
Pension settlement AOCI expense	—%	—%	5.9%
Other adjustments	(0.3)%	(0.6)%	(2.1)%
Effective income tax rate	19.7%	37.2%	18.0%
The lower effective tax rate in 2022 compared to 2021 resulted from the Company recording tax expense in 2021 on the reversal of previously recorded deferred tax assets of $116.9 related to the Company's divestiture of the entity holding asbestos-related assets and liabilities. See Note 20, Commitments and Contingencies, for further information.
Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and cash tax liabilities.
On August 16, 2022, Congress passed the Inflation Reduction Act of 2022. The tax provisions most applicable to us are the newly introduced 15% corporate alternative minimum tax on book income and 1% excise tax on stock repurchases, which are both effective January 1, 2023. While we do not anticipate these changes to be significant, they could impact our consolidated financial position and we will continue to monitor as new information and guidance becomes available.

The Company provides for deferred taxes on the undistributed earnings and profits of all foreign subsidiaries, determined under U.S. tax law. At December 31, 2022, the amount of undistributed earnings and profits of all foreign subsidiaries was $1,237.8. The Company anticipates that these foreign earnings and future earnings of its foreign subsidiaries that are not indefinitely reinvested will be sufficient to meet its U.S. cash needs. The Company is indefinitely reinvested in any excess of financial reporting over tax basis in its foreign subsidiaries that exceeds undistributed earnings and profits. At December 31, 2022, the indefinitely reinvested excess of financial reporting over tax basis was $130.8.
The following table includes the items comprising our deferred tax assets and liabilities.

As of December 31	2022	2021
Deferred Tax Assets:
Loss carryforwards	$119.1	$121.3
Inventory	20.5	22.7
Accruals	26.0	32.0
Employee benefits	34.1	60.1
Research and expenditures capitalization	10.2	—
Credit carryforwards	2.8	6.2
Investment	—	1.7
Other	25.2	20.9
Gross deferred tax assets	237.9	264.9
Less: Valuation allowance	102.4	108.8
Net deferred tax assets	$135.5	$156.1
Deferred Tax Liabilities:
Intangibles	$(42.2)	$(38.0)
Undistributed earnings	(34.8)	(46.5)
Accelerated depreciation	(24.3)	(27.3)
Total deferred tax liabilities	$(101.3)	$(111.8)
Net deferred tax assets	$34.2	$44.3
Deferred taxes included in our Consolidated Balance Sheets were as follows:

As of December 31	2022	2021
Other non-current assets	$54.7	$63.4
Other non-current liabilities	(20.5)	(19.1)
Net deferred tax assets	$34.2	$44.3
The table below provides a rollforward of our valuation allowance on net deferred tax assets (DTA).

	State	Foreign	Total
DTA valuation allowance as of December 31, 2019	$48.5	$81.3	$129.8
Change in assessment	—	(6.2)	(6.2)
Current year operations	(8.1)	7.5	(0.6)
DTA valuation allowance as of December 31, 2020	$40.4	$82.6	$123.0
Change in assessment	—	(1.9)	(1.9)
Current year operations	(4.7)	(7.6)	(12.3)
DTA valuation allowance as of December 31, 2021	$35.7	$73.1	$108.8
Change in assessment	—	(1.1)	(1.1)
Current year operations	3.8	(9.1)	(5.3)
DTA valuation allowance as of December 31, 2022	$39.5	$62.9	$102.4
The Company continues to maintain a valuation allowance against certain deferred tax assets attributable to state net operating losses and tax credits, and certain foreign net deferred tax assets primarily in Luxembourg, China, and Germany which are not expected to be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The cumulative loss incurred over the three-year period ending December 31, 2022 constitutes significant objective negative evidence, resulting in the recognition of a valuation allowance against the net deferred tax assets for these jurisdictions. Such objective negative evidence limits our ability to consider subjective positive evidence, such as our projections of future taxable income. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight can be given to subjective evidence.
We have the following tax attributes available for utilization at December 31, 2022:

Attribute	Amount	First Year of Expiration
U.S. federal net operating losses(a)	$1.6	N/A
U.S. state net operating losses	430.9	12/31/2023
U.S. federal tax credits	6.9	12/31/2029
U.S. state tax credits	2.4	12/31/2027
Foreign net operating losses(b)	299.8	12/31/2023
(a)U.S. federal net operating losses are carried forward indefinitely.
(b)Includes approximately $206.5 of net operating loss carryforwards in Luxembourg as of December 31, 2022.
Excess tax benefits related to stock-based compensation of $2.4, $3.2 and $3.0 for 2022, 2021 and 2020, respectively, were recorded as an income tax benefit in the statement of operations and have been reflected in the caption “Excess tax benefits on stock-based compensation” within the effective tax rate reconciliation table.
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
The following table displays a rollforward of our unrecognized tax benefits.

For the Year Ended December 31	2022	2021	2020
Unrecognized tax benefits – January 1	$7.6	$41.5	$46.2
Additions for:
Current year tax positions	1.7	0.6	0.9
Prior year tax positions	0.3	0.1	0.3
Reductions for:
Prior year tax positions	(0.1)	(5.5)	—
Expiration of statute of limitations	(2.8)	(19.7)	(4.7)
Settlements	—	(9.4)	(1.2)
Unrecognized tax benefits – December 31	$6.7	$7.6	$41.5
As of December 31, 2022, $3.8 of the unrecognized tax benefits would impact the effective tax rate for continuing operations, if realized. The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including the Czechia, Germany, India, Italy, and the U.S.
The calculation of our tax liability for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions is not expected to change by a significant amount.

The following table summarizes the earliest open tax years by major jurisdiction as of December 31, 2022:

Jurisdiction	Earliest Open Year
China	2016
Czech Republic	2014
Germany	2017
Hong Kong	2020
India	2013
Italy	2016
Japan	2017
Korea	2016
Luxembourg	2017
Mexico	2016
United States	2019
We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Statements of Operations. During 2022, 2021, and 2020 we recognized a net interest benefit of $0.0, $0.7, and $2.0, respectively, related to tax matters. We had $0.0, $0.0, and $0.9 of interest expense accrued from continuing and discontinued operations related to tax matters as of December 31, 2022, 2021, and 2020, respectively.

NOTE 7
EARNINGS PER SHARE DATA
The following table provides a reconciliation of basic to diluted common shares outstanding, used in the computation of basic and diluted earnings per share presented in our Consolidated Statements of Operations.

For the Year Ended December 31	2022	2021	2020
Basic weighted average common shares outstanding	83.4	86.0	86.7
Add: Dilutive impact of outstanding equity awards	0.3	0.5	0.6
Diluted weighted average common shares outstanding	83.7	86.5	87.3
There were no anti-dilutive shares as of December 31, 2022, 2021, and 2020 to exclude from the computation of diluted earnings per share.
NOTE 8
RECEIVABLES, NET
The following table summarizes our receivables and associated allowance for credit losses.

As of December 31	2022	2021
Trade accounts receivable	$614.0	$530.4
Notes receivable	8.2	19.2
Other	18.3	17.5
Receivables, gross	640.5	567.1
Less: allowance for credit losses - receivables	(11.7)	(12.0)
Receivables, net	$628.8	$555.1
The following table displays our allowance for credit losses for receivables and contract assets.

As of December 31	2022	2021
Allowance for credit losses - receivables	$11.7	$12.0
Allowance for credit losses - contract assets	0.5	0.5
Total allowance for credit losses	$12.2	$12.5

The following table displays a rollforward of our total allowance for credit losses.

	2022	2021	2020
Total allowance for credit losses as of January 1	$12.5	$15.6	$12.8
Charges (recoveries) to income(a)	2.0	(2.0)	6.2
Write-offs	(2.0)	(1.0)	(5.5)
Foreign currency and other	(0.3)	(0.1)	2.1
Total allowance for credit losses as of December 31	$12.2	$12.5	$15.6
(a)    During the year ended December 31, 2022, we recognized bad debt expense of $1.6 relating to impacts stemming from the Russia-Ukraine war. See Note 1, Description of Business and Basis of Presentation, for further information.

NOTE 9
INVENTORIES
The following table summarizes our inventories.

As of December 31	2022	2021
Finished goods	$86.6	$73.0
Work in process	104.6	92.3
Raw materials	342.7	265.6
Inventories(a)	$533.9	$430.9
(a)    During the year ended December 31, 2022, we recorded inventory write-downs of $5.2 related to inventories held by entities impacted by the Russia-Ukraine war. See Note 1, Description of Business and Basis of Presentation, for further information.
Government Assistance (ASU 2021-10)
Since the start of the COVID-19 pandemic, energy prices have been increasing throughout the world, particularly in Europe. These increases have prompted governments to put in place measures to shield businesses and consumers from the direct impact of rising prices. These measures include granting subsidies to help offset the high energy prices. In particular, to qualify for an energy subsidy in Italy, a company must apply for and receive a certificate attesting that the company is an "energy and gas consuming company" (high energy consumption connected to the production cycle). The amount of subsidies granted is calculated based on a percentage of actual consumption, ranging from 25% to 40%. One of our Italian subsidiaries within our MT segment obtained this certificate and was granted energy subsidies from the Italian government beginning in April 2022, amounting to $7.3 for the year ended December 31, 2022. These energy subsidies are recorded within Costs of revenue in our Consolidated Statements of Operations. There was no other material government assistance received by the Company, or any of our subsidiaries, during the year.

NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS
The following table summarizes our other current and non-current assets.

As of December 31	2022	2021
Advance payments and other prepaid expenses	$45.0	$44.1
Current contract assets, net	26.3	20.6
Prepaid income taxes	25.1	10.4
Other	16.5	13.5
Other current assets	$112.9	$88.6
Other employee benefit-related assets	$119.8	$118.4
Operating lease right-of-use assets	73.8	78.0
Deferred income taxes(a)	54.7	63.4
Equity method and other investments(b)	42.9	14.5
Capitalized software costs	12.4	16.7
Environmental-related assets	9.6	8.5
Other	25.9	24.7
Other non-current assets	$339.1	$324.2
(a)The prior year presentation has been updated to conform to the current year presentation.
(b)During 2022, we purchased minority investments in CRP Technology Srl and CRP USA LLC for $23.0. Refer to Note 23, Acquisitions and Investments, for further information.
NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET
The following table summarizes our property, plant, and equipment, net of accumulated depreciation.

As of December 31	Useful life (in years)	2022	2021
Machinery and equipment	2 - 10	$1,208.3	$1,202.0
Buildings and improvements	5 - 40	277.6	265.5
Furniture, fixtures and office equipment	3 - 7	80.5	78.3
Land and improvements		29.3	32.5
Construction in progress		86.9	62.8
Other		3.3	4.3
Plant, property and equipment, gross		1,685.9	1,645.4
Less: accumulated depreciation		(1,159.1)	(1,136.3)
Plant, property and equipment, net		$526.8	$509.1
Depreciation expense of $80.7, $85.8, and $83.2 was recognized in 2022, 2021 and 2020, respectively.
During 2022, we recorded a gain of $14.7 related to the sale of a former operating facility with a book value of $3.1 that was previously held by a business within our IP segment. During 2021, we recorded a gain of $7.0 related to the sale of land with a book value of $0.1 that was previously held by a business within our MT segment. The gains were recorded within Gain on sale of long-lived assets in our Consolidated Statements of Operations.

NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of our goodwill by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill as of December 31, 2020	$298.1	$365.4	$281.3	$944.8
Foreign currency	(5.8)	(13.0)	(1.7)	(20.5)
Goodwill as of December 31, 2021	$292.3	$352.4	$279.6	$924.3
Goodwill acquired	—	62.9	0.3	63.2
Foreign currency	(4.6)	(16.6)	(1.5)	(22.7)
Goodwill as of December 31, 2022	$287.7	$398.7	$278.4	$964.8
Goodwill acquired is related to our acquisitions of Habonim and a product line from Clippard Instrument Laboratory, Inc. (Clippard) in 2022, and represents the preliminary calculation of the excess purchase price over the net assets acquired. The valuations of Habonim and Clippard are pending completion. Upon completion, goodwill acquired will be adjusted based on the final fair values of the net assets acquired. Refer to Note 23, Acquisitions and Investments, for further information.
Other Intangible Assets, Net
The following table summarizes our other intangible assets, net of accumulated amortization.

	2022			2021
As of December 31	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$191.5	$(127.1)	$64.4	$162.1	$(113.7)	$48.4
Proprietary technology	59.2	(30.8)	28.4	46.1	(26.9)	19.2
Trademarks and other	17.6	(16.6)	1.0	15.7	(14.0)	1.7
Total finite-lived intangibles	268.3	(174.5)	93.8	223.9	(154.6)	69.3
Indefinite-lived intangibles	19.0	—	19.0	16.4	—	16.4
Other intangible assets	$287.3	$(174.5)	$112.8	$240.3	$(154.6)	$85.7
The preliminary fair values of intangible assets acquired in connection with the purchase of Habonim mainly include $33.0 of customer relationships with a useful life of 15 years, $8.8 of developed technology with a useful life of 20 years, $2.3 of customer backlog with a useful life of 9 months, and $3.1 for a trade name with an indefinite life. Refer to Note 23, Acquisitions and Investments, for further information.
In connection with the purchase of the Clippard product line in June 2022, we acquired proprietary technology and customer relationships with preliminary fair values of $5.5 and $0.5, respectively, both with a useful life of 10 years. Refer to Note 23, Acquisitions and Investments, for further information.
Customer relationships, proprietary technology and trademarks and other intangible assets are amortized over weighted average lives of approximately 13.0 years, 13.6 years and 5.9 years, respectively. Indefinite-lived intangibles primarily consist of brands and trademarks.

Amortization expense related to intangible assets for 2022, 2021 and 2020 was $20.8, $18.9, and $20.4, respectively. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2023	19.6
2024	14.1
2025	13.3
2026	9.5
2027	8.1
Thereafter	29.2
NOTE 13
ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES
The following table summarizes our accrued liabilities and other non-current liabilities.

As of December 31	2022	2021
Compensation and other employee-related benefits	$134.4	$155.2
Contract liabilities and other customer-related liabilities	92.2	69.1
Accrued income taxes and other tax-related liabilities	27.1	33.6
Operating lease liabilities	19.0	20.1
Accrued warranty costs	14.3	17.7
Environmental and other legal matters	5.7	13.5
Accrued restructuring costs	3.9	11.0
Other	36.8	37.1
Accrued and other current liabilities	$333.4	$357.3
Operating lease liabilities	$58.9	$64.0
Environmental liabilities	53.1	50.1
Deferred income taxes and other tax-related liabilities	31.1	29.0
Compensation and other employee-related benefits	25.0	29.2
Non-current maturities of long-term debt	7.7	9.9
Other	24.4	24.3
Other non-current liabilities	$200.2	$206.5

NOTE 14
LEASES
The Company’s lease portfolio primarily relates to real estate, which may be used for manufacturing or non-manufacturing purposes (e.g., office space), and contains lease terms generally ranging between one and 18 years. Our lease portfolio also includes vehicles and equipment. Substantially all of our leases are classified as operating leases.
Short-term lease costs, variable lease costs, finance lease costs, and sublease income were not material for the years ended December 31, 2022, 2021 and 2020. Operating lease costs were $26.6, $25.7, and $25.0 for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table displays our future lease obligations related to non-cancellable operating leases with an initial term in excess of 12 months as of December 31, 2022.

2023	$21.6
2024	17.8
2025	14.3
2026	11.8
2027	8.6
Thereafter	15.4
Total undiscounted future operating lease obligations	89.5
Less: imputed interest	11.6
Present value of future operating lease obligations	$77.9
The following table includes other supplemental information regarding our operating leases.

As of or for the Year Ended December 31	2022	2021
Operating cash outflows from operating leases(a)	$25.9	$23.4
Right-of-use assets obtained in exchange for new operating lease liabilities	$18.3	$16.9
Weighted average remaining lease term (in years)	5.8	6.0
Weighted average discount rate(b)	2.7%	2.5%
(a)Included within Other, net in our Consolidated Statements of Cash Flows.
(b)We use a discount rate for each lease based on an estimated incremental borrowing rate over a similar term as the lease, as the discount rate implicit in each lease cannot be readily determined.
In May 2022, we relocated our corporate headquarters from White Plains, New York to Stamford, Connecticut. During 2022, we terminated our former corporate headquarters lease, which resulted in an asset impairment charge of $1.7, reflected within our Consolidated Statements of Operations.

NOTE 15
DEBT
The following table summarizes our outstanding debt obligations.

As of December 31	2022	2021
Commercial paper(a)	$448.3	$195.4
Short-term loans	0.5	—
Current maturities of long-term debt	2.2	2.2
Commercial paper and current maturities of long-term debt	451.0	197.6
Non-current maturities of long-term debt	7.7	9.9
Total debt	$458.7	$207.5
(a)The increase in commercial paper outstanding from December 31, 2021 to December 31, 2022 was primarily related to funding our share repurchase activity and our acquisition of Habonim. See Note 18, Capital Stock, and Note 23, Acquisitions and Investments, for additional information.

Commercial Paper
The following table presents our outstanding commercial paper borrowings and associated weighted average interest rates.

As of or for the Year Ended December 31	2022	2021
Commercial Paper Outstanding - U.S. Program	$299.2	$150.0
Commercial Paper Outstanding - Euro Program	149.1	45.4
Total Commercial Paper Outstanding	$448.3	195.4
Weighted Average Interest Rate - U.S. Program	4.92%	0.28%
Weighted Average Interest Rate - Euro Program	2.31%	(0.47)%
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
The interest rate per annum on the 2021 Revolving Credit Agreement is based on the LIBOR rate of the currency we borrow in, plus a margin of 1.1%, with applicable benchmark replacement rates for the currencies available when LIBOR is phased out as a result of the ongoing reference rate reform. As of December 31, 2022 and December 31, 2021, we had no outstanding obligations under the current or former revolving credit facility. There is a 0.15% fee per annum applicable to the commitments under the 2021 Revolving Credit Agreement. The margin and fees are subject to adjustment should the Company’s credit ratings change.
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
As of December 31, 2022, all financial covenants (e.g., leverage ratio) associated with the 2021 Revolving Credit Agreement were within the prescribed thresholds.
Long-term Debt
Our long-term debt is primarily related to outstanding Italian government loans maturing in June 2027. Our long-term debt carries a weighted average fixed interest rate of 0.66% and requires annual principal and interest payments of approximately $2.5, on average, through maturity. The non-current portion of long-term debt is presented within other non-current liabilities in our Consolidated Balance Sheets.

NOTE 16
POSTRETIREMENT BENEFIT PLANS
Defined Contribution Plans
Substantially all of ITT’s U.S. and certain international employees are eligible to participate in a defined contribution plan. ITT sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Certain plans require us to match a portion of the employee contributions. Company contributions charged to expense amounted to $16.5, $14.5 and $10.6 for 2022, 2021 and 2020, respectively. Contributions during 2020 were impacted by a temporary suspension of select 401(k) benefits for certain U.S. participants as a cost reduction measure in response to the COVID-19 pandemic.
The ITT Stock Fund, an investment option in our U.S. based defined contribution plan, is considered an employee stock ownership plan and, as a result, participants in the ITT Stock Fund may receive dividends in cash or may reinvest such dividends into the ITT Stock Fund. The ITT Stock Fund held approximately 0.1 shares of ITT common stock at December 31, 2022.
Defined Benefit Plans
ITT currently sponsors a number of defined benefit pension plans, primarily outside of the U.S., which have approximately 980 active participants. As of December 31, 2022, international pension plans represented 86% of our total projected pension benefit obligation. There is one remaining U.S. pension plan, which is frozen to new participants. International plan benefits are primarily determined based on participant years of service, future compensation, and age at retirement or termination.
ITT also provides health care and life insurance benefits for certain unionized employees in the U.S. upon retirement. Nearly all of these plans are closed to new participants. The majority of the liability pertains to retirees with postretirement medical insurance.
Other Postretirement Employee Benefit (OPEB) Plan Amendment and Remeasurement
On July 31, 2022, management approved changes to a postretirement medical plan, covering certain unionized employees and retirees within our IP business. These changes closed the plan to new hires and, beginning in 2023, plan participants will receive a fixed contribution into a Health Reimbursement account. The plan amendment resulted in a decrease in our other postretirement benefit obligation and a prior service credit of $8.1. The prior service credit was reflected in other comprehensive income and will be recognized into net income over approximately 10 years.
U.S. Qualified Pension Plan Termination
In 2020, the Company terminated its U.S. qualified pension plan by purchasing a group annuity contract from MassMutual Life Insurance Company (MassMutual), which fully assumed the responsibility for paying and administering pension benefits to approximately five thousand plan participants and their beneficiaries. In connection with the plan termination, the Company settled all future obligations under the plan by providing lump sum payments to eligible participants who elected to receive them, and by transferring the remaining projected benefit obligation to the insurance company. Consequently, in 2020, the Company recognized a settlement charge of $136.9 within non-operating expenses, which primarily represents the acceleration of deferred charges previously included within accumulated other comprehensive loss and derecognition of the net assets of the plan. The termination was initially funded with plan assets of approximately $320 and cash of $8.4. In 2021, the funding was finalized, resulting in a gain of $3.4 presented within Non-operating postretirement costs (benefit), net in our Consolidated Statements of Operations.

Balance Sheet Information
The following table provides a summary of the funded status of our postretirement benefit plans and the presentation of the funded status within our Consolidated Balance Sheets.

	2022			2021
As of December 31	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Fair value of plan assets	$0.4	$—	$0.4	$0.5	$—	$0.5
Projected benefit obligation	79.1	70.7	149.8	107.9	106.4	214.3
Funded status	$(78.7)	$(70.7)	$(149.4)	$(107.4)	$(106.4)	$(213.8)
Amounts reported within:
Non-current assets	$0.2	$—	$0.2	$0.2	$—	$0.2
Accrued liabilities	(5.6)	(6.8)	(12.4)	(5.5)	(8.6)	(14.1)
Non-current liabilities	(73.3)	(63.9)	(137.2)	(102.1)	(97.8)	(199.9)
A portion of our projected benefit obligation includes amounts that have not yet been recognized as expense in our results of operations. Such amounts are recorded within accumulated other comprehensive loss until they are amortized as a component of net periodic postretirement cost. The following table provides a summary of amounts recorded within accumulated other comprehensive loss.

	2022			2021
As of December 31	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net actuarial loss	$5.7	$3.4	$9.1	$30.0	$28.4	$58.4
Prior service cost (benefit)	0.3	(24.6)	(24.3)	0.3	(22.0)	(21.7)
Total	$6.0	$(21.2)	$(15.2)	$30.3	$6.4	$36.7
The following tables provide a rollforward of the benefit obligation, plan assets and funded status for our U.S. and international pension plans and our other employee-related defined benefit plans.

	2022				2021
For the Year Ended December 31	U.S. Pension	Int’l Pension	Other Benefits	Total	U.S. Pension	Int’l Pension	Other Benefits	Total
Change in benefit obligation
Benefit obligation as of January 1	$14.8	$93.1	$106.4	$214.3	$15.5	$109.0	$118.3	$242.8
Service cost	—	1.2	0.6	1.8	—	1.4	0.7	2.1
Interest cost	0.3	1.0	2.2	3.5	0.3	0.7	1.8	2.8
Amendments	—	—	(8.1)	(8.1)	—	—	—	—
Actuarial gain(a)	(3.0)	(18.3)	(23.3)	(44.6)	(0.1)	(6.3)	(8.2)	(14.6)
Benefits paid	(0.9)	(3.1)	(7.1)	(11.1)	(0.9)	(3.2)	(6.2)	(10.3)
Settlement	—	—	—	—	—	(0.2)	—	(0.2)
Foreign currency translation	—	(6.0)	—	(6.0)	—	(8.3)	—	(8.3)
Benefit obligation as of December 31	$11.2	$67.9	$70.7	$149.8	$14.8	$93.1	$106.4	$214.3
(a)The actuarial gain in 2022 and 2021 is primarily due to an increase in discount rates.

	2022				2021
	U.S. Pension	Int’l Pension	Other Benefits	Total	U.S. Pension	Int’l Pension	Other Benefits	Total
Change in plan assets
Plan assets as of January 1	$—	$0.5	$—	$0.5	$—	$0.5	$—	$0.5
Employer contributions	0.9	3.0	7.1	11.0	0.9	3.4	6.2	10.5
Benefits and expenses paid	(0.9)	(3.1)	(7.1)	(11.1)	(0.9)	(3.2)	(6.2)	(10.3)
Settlement	—	—	—	—	—	(0.2)	—	(0.2)
Plan assets as of December 31	$—	$0.4	$—	$0.4	$—	$0.5	$—	$0.5
Funded status at end of year	$(11.2)	$(67.5)	$(70.7)	$(149.4)	$(14.8)	$(92.6)	$(106.4)	$(213.8)
The accumulated benefit obligation for all defined benefit pension plans was $77.5 and $105.5 as of December 31, 2022 and 2021, respectively. Information for pension plans with an accumulated benefit obligation in excess of plan assets is included in the following table.

As of December 31	2022	2021
Projected benefit obligation	$78.9	$107.6
Accumulated benefit obligation	77.3	105.3
Fair value of plan assets	—	—
Statements of Operations Information
The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss as they pertain to our defined benefit pension plans.

	2022			2021			2020
For the Year Ended December 31	U.S. Pension	Int’l Pension	Total	U.S. Pension	Int’l Pension	Total	U.S. Pension	Int’l Pension	Total
Net periodic postretirement cost - pension
Service cost	$—	$1.2	$1.2	$—	$1.4	$1.4	$—	$1.5	$1.5
Interest cost	0.3	1.0	1.3	0.3	0.7	1.0	6.9	1.0	7.9
Expected return on plan assets	—	—	—	—	—	—	(7.2)	—	(7.2)
Amortization of net actuarial loss	0.2	1.1	1.3	0.2	1.6	1.8	4.8	1.5	6.3
Net periodic postretirement cost	0.5	3.3	3.8	0.5	3.7	4.2	4.5	4.0	8.5
Settlement charge and other(a)	—	—	—	(3.4)	—	(3.4)	136.9	0.1	137.0
Total net periodic postretirement cost	0.5	3.3	3.8	(2.9)	3.7	0.8	141.4	4.1	145.5
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	(3.0)	(18.3)	(21.3)	(0.1)	(6.3)	(6.4)	34.7	3.2	37.9
Amortization of net actuarial loss	(0.2)	(1.1)	(1.3)	(0.2)	(1.6)	(1.8)	(141.7)	(1.6)	(143.3)
Foreign currency translation	—	(1.7)	(1.7)	—	(2.7)	(2.7)	—	2.9	2.9
Total change recognized in other comprehensive income	(3.2)	(21.1)	(24.3)	(0.3)	(10.6)	(10.9)	(107.0)	4.5	(102.5)
Total impact from net periodic postretirement cost and changes in other comprehensive income	$(2.7)	$(17.8)	$(20.5)	$(3.2)	$(6.9)	$(10.1)	$34.4	$8.6	$43.0
(a)2021 includes income of $3.4 from a pricing adjustment associated with the termination and sale of the U.S. qualified pension plan. In 2020, the Company recorded a settlement charge of $136.9 related to the termination and sale of the U.S. qualified pension plan.

The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss as they pertain to other employee-related defined benefit plans.

For the Year Ended December 31	2022	2021	2020
Net periodic postretirement cost - other postretirement
Service cost	$0.6	$0.7	$0.8
Interest cost	2.2	1.8	2.8
Amortization of net actuarial loss	1.8	2.6	2.6
Amortization of prior service benefit	(5.5)	(5.1)	(5.1)
Total net periodic postretirement cost	(0.9)	—	1.1
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	(23.3)	(8.2)	3.9
Prior service benefit	(8.1)	—	—
Amortization of net actuarial loss	(1.8)	(2.6)	(2.6)
Amortization of prior service credit	5.5	5.1	5.1
Total changes recognized in other comprehensive income	(27.7)	(5.7)	6.4
Total impact from net periodic postretirement cost and changes in other comprehensive income	$(28.6)	$(5.7)	$7.5
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
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic postretirement cost as they pertain to our U.S. and non-U.S. defined benefit pension plans and other employee-related defined benefit plans.

	2022			2021
	U.S. Pension	Int’l Pension	Other Benefits	U.S. Pension	Int’l Pension	Other Benefits
Obligation Assumptions:
Discount rate	5.3%	3.6%	5.3%	2.7%	1.1%	2.7%
Rate of future compensation increase	N/A	2.8%	N/A	N/A	3.3%	N/A
Cost Assumptions:
Discount rate	2.7%	1.1%	3.0%	2.4%	0.7%	2.4%
Expected return on plan assets	N/A	1.0%	N/A	N/A	1.0%	N/A
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
The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 7.5% for pre-age 65 retirees and 6.5% for post-age 65 retirees for 2023, decreasing ratably to 4.5% in 2031. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future working life or life expectancy of the plan participants.
Fair Value of Plan Assets
As of December 31, 2022 and 2021, our plan assets were not material.
Contributions
Our postretirement plans are largely unfunded, and therefore plan contributions generally reflect required benefit payments. We fund certain of our international pension plans in countries where funding is allowable and tax-efficient. During 2022 and 2021, we contributed $3.9 and $4.3, respectively, to our global pension plans and we anticipate making contributions of approximately $6 during 2023.
We contributed $7.1 and $6.2 to our other employee-related defined benefit plans during 2022 and 2021, respectively. We estimate that the 2023 contributions to our other employee-related defined benefit plans will be approximately $7.
Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our pension and other employee-related benefit plans.

	U.S. Pension	Int’l Pension	Other Benefits
2023	$0.9	$4.7	$6.8
2024	0.9	4.0	6.5
2025	0.9	3.5	6.1
2026	0.9	3.5	5.8
2027	0.9	3.6	5.7
2028 - 2032	4.4	19.4	25.4
NOTE 17
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
The 2011 Omnibus Incentive Plan (2011 Incentive Plan) was approved by shareholders and established in May 2011 to provide for the awarding of options on common shares and full value restricted common shares or units to employees and non-employee directors. As of December 31, 2022, 36.6 shares were available for future grants under the 2011 Incentive Plan. The Company can make shares available for the exercise of stock options or vesting of restricted shares or units by purchasing shares in the open market.
Our long-term incentive plan (LTIP) awards are comprised of two components: restricted stock units (RSUs) and performance stock units (PSUs). The majority of RSUs and PSUs settle in shares; however RSUs and PSUs granted to certain international employees are settled in cash. We account for equity-settled RSUs and PSUs as equity-based compensation awards. We account for cash-settled RSUs and PSUs as liability-based awards. PSUs contain equally weighted performance conditions for total shareholder return (TSR) and return on invested capital (ROIC). PSUs vest based on predetermined performance metrics that align with the Company's stock price and financial performance following a three-year performance period and are subject to a payout factor which includes a maximum and minimum payout. PSUs are accounted for as two distinct awards, a TSR award and a ROIC award.

LTIP costs are primarily recorded within General and administrative expenses in our Consolidated Statements of Operations, at their grant date fair value over the requisite service period (typically three years) on a straight-line basis and are reduced by forfeitures as they occur.
The following table summarizes our share-based compensation expense associated with our LTIP awards.

For the Year Ended December 31	2022	2021	2020
Equity-based awards	$18.1	$16.5	$13.4
Liability-based awards	1.0	1.3	0.8
Total share-based compensation expense	$19.1	$17.8	$14.2
The income tax benefit realized during 2022, 2021 and 2020 associated with exercised stock options and vested restricted stock was $2.4, $3.2 and $3.0, respectively.
As of December 31, 2022, there was $21.9 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 1.7 years. Additionally, unrecognized compensation cost related to liability-based awards was $1.3, which is expected to be recognized ratably over a weighted-average period of 2.0 years.
The fair value of equity-settled RSUs is determined using the closing price of the Company’s common stock on the date of grant. The fair value of cash-settled RSUs is remeasured using the closing price of ITT's common stock at the end of each reporting period. Recipients do not have voting rights and do not receive cash dividends during the restriction period. Dividend equivalents on RSUs, which are subject to forfeiture, are accrued and paid in cash upon vesting of the RSU. If a recipient retires or is terminated other than for cause, a pro rata portion of the RSU may vest.
For PSUs, the fair value of the ROIC award is based on the closing price of ITT common stock on the date of grant less the present value of expected dividend payments during the vesting period. For ROIC awards granted in 2022, a dividend yield of 1.32% was assumed based on ITT's annualized dividend payment of $1.06 per share and the March 4, 2022 closing stock price of $79.89. The fair value of the ROIC award is fixed on the grant date; however, a probability assessment is performed each reporting period to estimate the likelihood of achieving the ROIC targets and the amount of compensation to be recognized.
The fair value of the TSR award is measured using a Monte Carlo simulation on the date of grant, measuring potential total shareholder return for ITT relative to the other companies in the S&P 400 Capital Goods Index (the TSR Performance Group). The expected volatility of ITT's stock price is based on the historical volatility of a peer group while expected volatility for the other companies in the TSR Performance Group is based on their own stock price history. For TSR awards granted in 2022, all volatility and correlation measures were based on three years of daily historical price data through March 4, 2022, corresponding to the three-year performance period of the award. As the grant date occurs after the beginning of the performance period, actual TSR performance between the beginning of the performance period (December average closing stock price) and the grant date was reflected in the valuation. For TSR awards granted in 2022, a dividend yield of 1.32% was assumed based on ITT's annualized dividend payment of $1.06 per share and the March 4, 2022 closing stock price of $79.89.
The table below provides a rollforward of our outstanding RSUs and PSUs.

	2022		2021		2020
Restricted Stock and Performance Units	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1	0.7	$71.21	0.8	$59.25	1.0	$51.24
Granted	0.3	77.72	0.3	90.14	0.3	61.13
Performance adjustment(a)	—	—	—	—	0.1	57.88
Vested and issued	(0.3)	66.20	(0.3)	57.36	(0.5)	44.86
Forfeited	—	—	(0.1)	68.18	(0.1)	59.50
Outstanding as of December 31	0.7	$76.36	0.7	$71.21	0.8	$59.25
Vested pending issuance	0.1	$63.88	0.1	$65.25	0.2	$57.88
(a)Represents an adjustment for performance results achieved related to outstanding PSU shares that vested during the period and are pending issuance.

The table below provides the number of our outstanding shares by award type. Cash-settled RSUs and PSUs outstanding were not material.

As of December 31	2022	2021	2020
Equity-settled RSUs	0.4	0.4	0.4
Equity-settled PSUs	0.2	0.3	0.4
As of December 31, 2022, substantially all RSUs outstanding are expected to vest. As of December 31, 2022, the total number of PSUs expected to vest based on current performance estimates, including those vested but pending issuance, was 0.2.
Non-Qualified Stock Options
Prior to 2017, our LTIP award grants also included non-qualified stock options (NQOs). NQOs outstanding and exercisable were 0.1, 0.1 and 0.2 as of December 31, 2022, 2021 and 2020. As of December 31, 2022, there were no options "out-of-the-money" and all options outstanding were fully vested. NQOs exercised of 0.1, 0.1, and 0.1 during December 31, 2022, 2021 and 2020 resulted in cash proceeds of $1.8, $1.2 and $4.3, respectively.
NOTE 18
CAPITAL STOCK
ITT has authority to issue an aggregate of 300 shares of capital stock, of which 250 shares have been designated as common stock having a par value of $1 per share and 50 shares have been designated as preferred stock not having any par or stated value. There was no preferred stock outstanding as of December 31, 2022 and 2021.
The holders of ITT common stock are entitled to receive dividends when and as declared by ITT’s Board of Directors. Dividends are paid quarterly. Dividends declared were $1.056, $0.880 and $0.676 per common share totaling $87.7, $76.2, and $58.9 in 2022, 2021, and 2020, respectively.
On October 30, 2019, the Board of Directors approved our current program, an indefinite term $500 open-market share repurchase program (the 2019 Plan). Repurchase activity under the 2019 Plan commenced following fulfillment of the prior $1,000 open-market share repurchase program, which was reached during the first quarter of 2020. During 2022, 2021, and 2020, we repurchased and retired 3.0 shares, 1.2 shares, and 1.7 shares of common stock for $245.3, $104.8 and $73.2, respectively, under our share repurchase programs.
Separate from our open-market share repurchase programs, the Company withheld 0.1 shares, 0.1 shares, and 0.2 shares for an aggregate purchase price of $8.8, $11.7, and $11.0, during 2022, 2021 and 2020, respectively, in settlement of employee tax withholding obligations due upon the vesting of equity-based compensation awards.

NOTE 19
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes within each component of accumulated other comprehensive loss.

	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
As of December 31, 2019	$(133.3)	$(252.0)	$(385.3)
Net change in postretirement benefit plans, net of tax	77.4	—	77.4
Net foreign currency translation adjustment	—	28.5	28.5
As of December 31, 2020	(55.9)	(223.5)	(279.4)
Net change in postretirement benefit plans, net of tax	15.1	—	15.1
Net foreign currency translation adjustment	—	(57.0)	(57.0)
As of December 31, 2021	(40.8)	(280.5)	(321.3)
Net change in postretirement benefit plans, net of tax	44.4	—	44.4
Net foreign currency translation adjustment	—	(67.4)	(67.4)
As of December 31, 2022	$3.6	$(347.9)	$(344.3)

NOTE 20
COMMITMENTS AND CONTINGENCIES
From time to time, we are involved in litigation, claims, government inquiries, investigations and proceedings, including but not limited to those relating to environmental exposures, intellectual property matters, personal injury claims, product liabilities, regulatory matters, commercial and government contract issues, employment and employee benefit matters, commercial or contractual disputes, and securities matters.
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
Asbestos Matters
Prior to the divestiture described below, former subsidiaries of ITT, including ITT LLC and Goulds Pumps LLC, had been sued, along with many other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims generally alleged that certain products sold by our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. ITT LLC and Goulds Pumps LLC are wholly owned subsidiaries of InTelCo, a former subsidiary of ITT.
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
Prior to the divestiture of the entity holding legacy asbestos-related assets and liabilities, the Company recognized an estimated asbestos liability for pending claims and claims expected to be filed in the future, including legal fees. We also recorded a corresponding asbestos-related asset that represented our best estimate of probable recoveries from our insurers for the estimated asbestos liabilities. We conducted an annual remeasurement to review and update the underlying assumptions used to estimate our asbestos liability and related assets, including a reassessment of the time horizon over which a reasonable estimate of unasserted claims can be projected. In 2020, we extended our projection to include pending claims and claims expected to be filed through 2052, reflecting the full time period over which we expected asbestos-related claims to be filed against InTelCo, resulting in a net cost of $135.9 in the year ended December 31, 2020. Previous estimates included pending claims and claims expected to be filed over the next 10 years.
Settlement Agreements
The Company periodically entered into settlement agreements with insurers to settle responsibility for insurance claims. Under the terms of the settlements, the insurers agreed to a payment or specified series of payments to a Qualified Settlement Fund for past costs and/or agreed to provide coverage for certain future asbestos claims on specified terms and conditions. In March 2020, we finalized a settlement agreement with a group of insurers to settle responsibility for claims under certain insurance policies for a lump sum payment of $66.4, resulting in a benefit of $52.5. During June 2020, we entered into a settlement agreement with an insurer accelerating payments previously included in a buyout agreement, resulting in a loss of $4.2. In December 2020, ITT entered into a coverage-in-place agreement with a group of insurers resulting in a benefit of $52.1.
Asbestos-Related (Benefit) Costs, Net
The table below summarizes our total net asbestos-related (benefit) costs.

For the Year Ended December 31	2022	2021	2020
Asbestos provision, net(a)	$—	$14.4	$30.8
Gain on divestiture before income tax	—	(88.8)	—
Asbestos remeasurement, net(b)	—	—	135.9
Settlement agreements and other	—	—	(100.4)
Asbestos-related (benefit) costs, net	$—	$(74.4)	$66.3
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The following table provides a rollforward of the estimated current and long-term environmental liability.

	2022	2021
Balance as of January 1	$54.1	$58.3
Changes in estimates for pre-existing accruals:
Continuing operations	1.7	1.8
Discontinued operations(a)	5.4	—
Accruals added during the period for new matters	0.1	1.8
Cash payments	(4.0)	(7.6)
Foreign currency	(0.2)	(0.2)
Balance as of December 31	$57.1	$54.1
(a)During 2022, we increased the estimated environmental liability for a former site of ITT by $5.4 and recognized an insurance-related asset of $4.3. The resulting net pre-tax expense of $1.1 has been presented as a loss from discontinued operations within our Consolidated Statements of Operations.
Environmental-related assets, including a qualified settlement fund (QSF) and estimated recoveries from insurance providers and other third parties, were $13.6 and $12.5 as of December 31, 2022 and 2021, respectively.
The following table illustrates the reasonably possible high range of estimated liability and number of active sites for environmental matters.

As of December 31	2022	2021
High-end estimate of environmental liability	$93.5	$93.8
Number of open environmental matters	28	26
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
Guarantees
We have $141.7 of guarantees, letters of credit and similar arrangements outstanding at December 31, 2022, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2022 as the likelihood of nonperformance by ITT is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our Consolidated Financial Statements.
Warranties
ITT warrants numerous products, the terms of which vary widely. In general, ITT warrants its products against defect and specific non-performance. In certain markets, such as automotive, aerospace and rail, liability for product defects could extend beyond the selling price of the product and could be significant if the defect interrupts production or results in a recall.
The table below presents a rollforward of our total warranty liability, which is recorded within Accrued liabilities and Other non-current liabilities in our Consolidated Balance Sheets.

	2022	2021
Warranty liability as of January 1	$20.1	$25.4
Warranty expense	1.8	4.6
Payments	(5.2)	(8.8)
Foreign currency and other	(0.5)	(1.1)
Warranty liability as of December 31	$16.2	$20.1

NOTE 22
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
Foreign Currency Derivative Contracts
The Company enters into foreign currency forward or option contracts to mitigate foreign currency risk associated with transacting with international customers, suppliers, and subsidiaries. The notional amounts and fair values of our outstanding foreign currency derivative contracts, which are recorded within other current assets in our Consolidated Balance Sheets, were as follows:

As of December 31	2022	2021
Notional amount (U.S. dollar equivalent)	$136.5	$24.2
Fair value of foreign currency derivative contracts(a)	$1.7	$1.9
(a)    Our foreign currency derivative contracts are classified within Level 2 of the fair value hierarchy because these contracts are not actively traded and the valuation inputs are based on market observable data of similar instruments.
Gains or losses arising from changes in fair value of our foreign currency derivative contracts are recorded within General and administrative expenses in our Consolidated Statements of Operations, and were as follows:

For the Year Ended December 31	2022	2021
Gain (loss) on foreign currency derivative contracts(b)	$10.1	$(1.4)
(b)    None of our derivative contracts were designated as hedging instruments under ASC 815 - Derivatives & Hedging.
The cash flow impact upon settlement of our foreign currency derivative contracts is included in operating activities in our Consolidated Statements of Cash Flows. During the year ended December 31, 2022 and December 31, 2021, net cash inflows/(outflows) from foreign currency derivative contracts were $7.7 and ($4.0), respectively.
Commodity Call Option Contracts
The Company enters into call option contracts to mitigate our exposure to adverse commodity price fluctuations. There were no outstanding commodity call option contracts as of December 31, 2022 and December 31, 2021. Gains and losses arising from changes in fair value of commodity call option contracts during the year ended December 31, 2022 and December 31, 2021, respectively, were not material.

NOTE 23
ACQUISITIONS AND INVESTMENTS
Acquisition of Habonim Industrial Valves and Actuators Ltd (Habonim)
On April 4, 2022, we completed the acquisition of 100% of the privately held stock of Habonim for a purchase price of $139.9. Habonim is a designer and manufacturer of valves, valve automation and actuation for the gas distribution (including liquified natural gas), biotech and harsh application service sectors. Habonim sells directly to original equipment manufacturers and integrators for customized solutions. Habonim has operations in Israel, the U.S. and the Netherlands, reported annual sales of $44 in 2021, and has a workforce of approximately 200 employees. Beginning in the second quarter of 2022, Habonim’s results are reported within the Industrial Process segment.
The assets acquired and liabilities assumed were recorded at fair value. As of December 31, 2022, allocation of the purchase price was substantially complete and is presented in the table below.

Allocation of Purchase Price
Receivables	$10.2
Inventory	17.8
Plant, property and equipment	16.1
Goodwill(a)	62.9
Other intangible assets	47.2
Other assets	4.2
Accounts payable and accrued liabilities	(8.7)
Other liabilities	(7.1)
Noncontrolling interest	(2.7)
Net assets acquired	$139.9
(a)    The goodwill arising from acquisition is not expected to be deductible for income tax purposes.
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
Other
During June 2022, we purchased all production assets and proprietary technology related to an energy absorption product line for high-cycle applications in industrial automation. The product line was acquired for $7.0 from Clippard Instrument Laboratory, Inc., which is a U.S. manufacturer of electronic and pneumatic components. These assets are included within the CCT segment.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Membership Interest Purchase Agreement, dated as of June 30, 2021, among ITT Inc., InTelCo Management LLC, and Sapphire TopCo, Inc.
Incorporated by reference to Exhibit 2.1 of ITT Inc.’s Form 8-K dated July 1, 2021

3.1	Amended and Restated Articles of Incorporation, effective as of May 23, 2018 Incorporated by reference to Exhibit 3.1 of ITT Inc.’s Form 8-K dated May 25, 2018
3.2	Amended and Restated By-laws of ITT Inc., effective as of February 14, 2023
4.1	Description of Registrant's Securities Incorporated by reference to Exhibit 4.1 of ITT Inc.’s Form 10-K for the year ended December 31, 2019
10.1	Credit Agreement, dated August 5, 2021, among ITT Inc. and Other Parties Signatory Thereto Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended July 3, 2021
10.2	Indenture between ITT Corporation and Union Bank N.A., as Trustee dated May 1, 2009 Incorporated by reference to Exhibit 4.3 of ITT Inc.’s Form S-3 dated September 18, 2015
10.3
First Supplemental Indenture, dated as of May 16, 2016, between ITT Corporation, ITT Inc. and MUFG Union Bank, N.A. as Trustee
Incorporated by reference to Exhibit 4.2 of ITT Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 dated May 16, 2016

10.4*	ITT Annual Incentive Plan for Executive Officers, amended and restated as of May 16, 2016 Incorporated by reference to Exhibit 10.5 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2016
10.5*	ITT Retirement Savings Plan (amended and restated effective January 1, 2020) Incorporated by reference to Exhibit 10.18 of ITT Inc.’s Form 10-K for the year ended December 31, 2020
10.6*	ITT Supplemental Retirement Savings Plan, amended and restated as of May 2, 2020 Incorporated by reference to Exhibit 10.19 of ITT Inc.’s Form 10-K for the year ended December 31, 2020
10.7*	ITT Senior Executive Severance Pay Plan, amended and restated as of June 17, 2019 Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2019
10.8*	ITT Senior Executive Change in Control Severance Pay Plan, amended and restated as of June 17, 2019 Incorporated by reference to Exhibit 10.3 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2019
10.9*	ITT Change in Control Severance Plan, amended and restated as of May 16, 2016 Incorporated by reference to Exhibit 10.10 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2016
10.10*	ITT Deferred Compensation Plan, as amended and restated as of May 16, 2016 Incorporated by reference to Exhibit 10.4 of ITT Inc.’s Form 8-K dated May 16, 2016
10.11*
ITT Deferred Compensation Plan for Non-Employee Directors, amended and restated as of January 1, 2020
Incorporated by reference to Exhibit 10.4 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2020

10.12*	Non-Employee Director Compensation Summary Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended October 1, 2022
10.13*	2011 Omnibus Incentive Plan Incorporated by reference to Exhibit 4.3 of ITT Inc.’s Registration Statement on Form S-8 as filed on October 28, 2011
10.14*
ITT 2003 Equity Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) and previously known as ITT Industries, Inc. 2003 Equity Incentive Plan
Incorporated by reference to Exhibit 10.5 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2008

10.15*	Omnibus Amendment to Long-Term Incentive Plans, dated as of May 16, 2016 Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Current Report on Form 8-K dated May 16, 2016
10.16*	Amendment to the ITT Consolidated Hourly Pension Plan, dated as of February 19, 2020 Incorporated by reference to Exhibit 10.3 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2020
10.17*	Form of 2023 Performance Unit Award Agreement
10.18*	Form of 2023 Restricted Stock Unit Award Agreement
10.19*	Form of 2022 Performance Unit Award Agreement Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended April 2, 2022
10.20*	Form of 2022 Restricted Stock Unit Award Agreement Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended April 2, 2022
10.21*	Form of 2022 Restricted Stock Unit Award Agreement for Non-Employee Directors Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended July 2, 2022
10.22*	Form of 2021 Performance Unit Award Agreement Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2021
10.23*	Form of 2021 Restricted Stock Unit Award Agreement Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2021

Exhibit Number	Description
10.24*	Form of 2020 Performance Unit Award Agreement Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2020
10.25*	Form of 2020 Restricted Stock Unit Award Agreement Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2020
10.26	Form of ITT Inc. Indemnification Agreement with its directors and officers Incorporated by reference to Exhibit 10.5 to ITT Inc.’s Form 8-K dated May 16, 2016
10.27*	Amended Offer Letter between Mary Beth Gustafsson and ITT Inc.
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from ITT Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (inline Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*    Management compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Inc. (Registrant)
By:	/S/ CHERYL DE MESA GRAZIANO
Cheryl de Mesa Graziano Vice President and Chief Accounting Officer (Principal Accounting Officer)
February 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ LUCA SAVI	Chief Executive Officer, President and Director	February 15, 2023
Luca Savi (Principal Executive Officer)

/S/ EMMANUEL CAPRAIS	Senior Vice President and Chief Financial Officer	February 15, 2023
Emmanuel Caprais (Principal Financial Officer)

/S/ CHERYL DE MESA GRAZIANO	Vice President and Chief Accounting Officer	February 15, 2023
Cheryl de Mesa Graziano (Principal Accounting Officer)

/S/ GERAUD DARNIS	Director	February 15, 2023
Geraud Darnis

/S/ DONALD DEFOSSET, JR.	Director	February 15, 2023
Donald DeFosset, Jr.

/S/ NICHOLAS C. FANANDAKIS	Director	February 15, 2023
Nicholas C. Fanandakis

/S/ RICHARD P. LAVIN	Director	February 15, 2023
Richard P. Lavin

/S/ REBECCA A. MCDONALD	Director	February 15, 2023
Rebecca A. McDonald

/S/ TIMOTHY H. POWERS	Director	February 15, 2023
Timothy H. Powers

/S/ CHERYL L. SHAVERS	Director	February 15, 2023
Cheryl L. Shavers

/S/ SABRINA SOUSSAN	Director	February 15, 2023
Sabrina Soussan

II-4