Form 10-Q
period 2023-04-01
ITT INC.
filed 2023-05-04
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of May 2, 2023, there were 82.4 million shares of Common Stock (par value $1.00 per share) of the issuer outstanding.

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
•uncertain global economic and capital markets conditions, which have been influenced by the COVID-19 pandemic, the Russia-Ukraine war, inflation, uncertainty regarding the U.S. federal government’s debt limit, changes in monetary policies, the threat of a possible global economic recession, trade disputes between the U.S. and its trading partners, political and social unrest, instability in the global banking system and the availability and fluctuations in prices of energy and commodities, including steel, oil, copper and tin;
•impacts on our business stemming from the COVID-19 pandemic, including from government-mandated site closures, employee illness and absenteeism, and continued supply chain disruptions and raw material shortages, which have resulted in increased costs and reduced availability of key commodities and other necessary services;
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
More information on factors that could cause actual results or events to differ materially from those anticipated is included in Part II, Item 1A, “Risk Factors” herein, as well as in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2022 (particularly under the caption “Risk Factors”), our Quarterly Reports on Form 10-Q and in other documents we file from time to time with the SEC.
The forward-looking statements included in this Report speak only as of the date of this Report. We undertake no obligation (and expressly disclaim any obligation) to update any forward-looking statements, whether written or oral or as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

For the Three Months Ended	April 1, 2023	April 2, 2022
Revenue	$797.9	$726.2
Cost of revenue	536.0	507.8
Gross profit	261.9	218.4
General and administrative expenses	68.3	60.4
Sales and marketing expenses	42.9	38.4
Research and development expenses	26.4	25.0
Operating income	124.3	94.6
Interest and non-operating expense (income), net	3.5	(0.2)
Income before income tax expense	120.8	94.8
Income tax expense	20.1	19.5
Net income	100.7	75.3
Less: Income attributable to noncontrolling interests	0.7	0.5
Net income attributable to ITT Inc.	$100.0	$74.8

Earnings per share attributable to ITT Inc.:
Basic	$1.21	$0.88
Diluted	$1.20	$0.88

Weighted average common shares – basic	82.6	84.8
Weighted average common shares – diluted	83.0	85.2
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Operations.
ITT Inc. | Q1 2023 Form 10-Q | 1

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended	April 1, 2023	April 2, 2022
Net income	$100.7	$75.3
Other comprehensive income (loss):
Net foreign currency translation adjustment	6.0	(11.7)
Net change in postretirement benefit plans, net of tax impacts of $1.8 and $0.2, respectively	0.4	(0.3)
Other comprehensive income (loss)	6.4	(12.0)
Comprehensive income	107.1	63.3
Less: Comprehensive income attributable to noncontrolling interests	0.7	0.5
Comprehensive income attributable to ITT Inc.	$106.4	$62.8

Disclosure of reclassification adjustments to postretirement benefit plans:
Amortization of prior service benefit, net of tax expense of $0.3 and $0.3, respectively	$(1.2)	$(1.0)
Amortization of net actuarial loss, net of tax benefit of $0.0 and $0.1, respectively	0.1	0.7
Other adjustments to postretirement benefit plans:
Deferred tax asset valuation allowance reversal	1.5	—
Net change in postretirement benefit plans, net of tax	$0.4	$(0.3)
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Comprehensive Income.
ITT Inc. | Q1 2023 Form 10-Q | 2

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of the Period Ended	April 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$462.0	$561.2
Receivables, net	669.9	628.8
Inventories	567.6	533.9
Other current assets	98.8	112.9
Total current assets	1,798.3	1,836.8
Non-current assets:
Plant, property and equipment, net	528.0	526.8
Goodwill	968.1	964.8
Other intangible assets, net	107.5	112.8
Other non-current assets	365.9	339.1
Total non-current assets	1,969.5	1,943.5
Total assets	$3,767.8	$3,780.3
Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper and current maturities of long-term debt	$384.1	$451.0
Accounts payable	397.3	401.1
Accrued and other current liabilities	340.0	333.4
Total current liabilities	1,121.4	1,185.5
Non-current liabilities:
Postretirement benefits	137.6	137.2
Other non-current liabilities	199.6	200.2
Total non-current liabilities	337.2	337.4
Total liabilities	1,458.6	1,522.9
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 82.4 shares and 82.7 shares, respectively	82.4	82.7
Retained earnings	2,554.7	2,509.7
Total accumulated other comprehensive loss	(337.9)	(344.3)
Total ITT Inc. shareholders’ equity	2,299.2	2,248.1
Noncontrolling interests	10.0	9.3
Total shareholders’ equity	2,309.2	2,257.4
Total liabilities and shareholders’ equity	$3,767.8	$3,780.3
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Balance Sheets.
ITT Inc. | Q1 2023 Form 10-Q | 3

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended	April 1, 2023	April 2, 2022
Operating Activities
Income from continuing operations attributable to ITT Inc.	$100.0	$74.8
Adjustments to income from continuing operations:
Depreciation and amortization	26.7	27.3
Equity-based compensation	4.7	3.7
Other non-cash charges, net	7.5	10.2
Changes in assets and liabilities:
Change in receivables	(34.7)	(70.7)
Change in inventories	(29.1)	(48.4)
Change in contract assets	(2.0)	(1.7)
Change in contract liabilities	2.9	11.8
Change in accounts payable	1.8	48.6
Change in accrued expenses	(10.8)	(42.5)
Change in income taxes	3.7	10.1
Other, net	(12.6)	(25.9)
Net Cash – Operating Activities	58.1	(2.7)
Investing Activities
Capital expenditures	(28.7)	(30.0)
Other, net	0.2	0.6
Net Cash – Investing Activities	(28.5)	(29.4)
Financing Activities
Commercial paper, net borrowings	(72.8)	290.7
Share repurchases under repurchase plan	(30.0)	(163.9)
Payments for taxes related to net share settlement of stock incentive plans	(6.3)	(8.4)
Dividends paid	(24.2)	(22.4)
Other, net	0.4	0.6
Net Cash – Financing Activities	(132.9)	96.6
Exchange rate effects on cash and cash equivalents	4.3	(1.5)
Net cash – operating activities of discontinued operations	(0.1)	(0.1)
Net change in cash and cash equivalents	(99.1)	62.9
Cash and cash equivalents – beginning of year (includes restricted cash of $0.7 and $0.8, respectively)	561.9	648.3
Cash and Cash Equivalents – End of Period (includes restricted cash of $0.8 and $0.8, respectively)	$462.8	$711.2
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$4.2	$0.5
Income taxes, net of refunds received	$13.2	$8.5
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Cash Flows.
ITT Inc. | Q1 2023 Form 10-Q | 4

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of and for the Three Months Ended April 1, 2023	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
December 31, 2022	82.7	$82.7	$2,509.7	$(344.3)	$9.3	$2,257.4
Net income	—	—	100.0	—	0.7	100.7
Shares issued and activity from stock incentive plans	0.2	0.2	4.9	—	—	5.1
Shares repurchased under repurchase plan	(0.4)	(0.4)	(29.6)	—	—	(30.0)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(6.2)	—	—	(6.3)
Dividends declared ($0.290 per share)	—	—	(24.1)	—	—	(24.1)
Total other comprehensive income, net of tax	—	—	—	6.4	—	6.4
April 1, 2023	82.4	$82.4	$2,554.7	$(337.9)	$10.0	$2,309.2

As of and for the Three Months Ended April 2, 2022
December 31, 2021	85.5	$85.5	$2,461.6	$(321.3)	$4.9	$2,230.7
Net income	—	—	74.8	—	0.5	75.3
Shares issued and activity from stock incentive plans	0.3	0.3	4.1	—	—	4.4
Share repurchased under repurchase plan	(2.1)	(2.1)	(175.7)	—	—	(177.8)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(8.3)	—	—	(8.4)
Dividends declared ($0.264 per share)	—	—	(21.9)	—	—	(21.9)
Total other comprehensive loss, net of tax	—	—	—	(12.0)	—	(12.0)
Other	—	—	—	—	(0.1)	(0.1)
April 2, 2022	83.6	$83.6	$2,334.6	$(333.3)	$5.3	$2,090.2
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Changes in Shareholders’ Equity.
ITT Inc. | Q1 2023 Form 10-Q | 5

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
Business Combination
During the second quarter of 2022, we completed the acquisition of 100% of the privately held stock of Habonim Industrial Valves and Actuators Ltd. (Habonim), a leading provider of industrial valves and actuators for the gas distribution (including liquified natural gas), biotech, and harsh application service sectors, for a purchase price of $139.9. Habonim’s results are reported within the Industrial Process segment beginning in the second quarter of 2022. Refer to Note 19, Acquisitions for detailed information.
Russia-Ukraine War
In February 2022, the United States and other leading nations announced targeted economic sanctions on Russia and certain Russian citizens in response to Russia’s war with Ukraine, which has increased regional instability and global economic and political uncertainty.
During the three months ended April 1, 2023 and April 2, 2022, we recorded total pre-tax charges of $1.8 and $8.8, respectively, primarily related to accounts receivable and inventory write-downs due to closing our businesses in Russia. For further discussion of risks stemming from the Russia-Ukraine war, see Part I, Item IA, “Risk Factors” in our 2022 Annual Report for the fiscal year ended December 31, 2022.
Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions) necessary to state fairly the financial position, results of operations, and cash flows for the periods presented. The Consolidated Condensed Balance Sheet as of December 31, 2022, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K (2022 Annual Report) for the year ended December 31, 2022, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). We consistently applied the accounting policies described in the 2022 Annual Report in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2022 Annual Report.
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
ITT’s quarterly financial periods end on the Saturday that is closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. ITT’s first quarter for 2023 and 2022 ended on April 1, 2023 and April 2, 2022, respectively.
Certain prior year amounts have been reclassified to conform to the current year presentation.
ITT Inc. | Q1 2023 Form 10-Q | 6

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
Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, including environmental liabilities, that are managed at a corporate level and are not included in segment results when evaluating performance or allocating resources. In addition, Corporate and Other includes research and development-related expenses associated with a subsidiary that does not constitute a reportable segment.
ITT Inc. | Q1 2023 Form 10-Q | 7

The following table presents our revenue, operating income, and operating margin for each segment.

	Revenue		Operating Income		Operating Margin
For the Three Months Ended	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Motion Technologies	$364.8	$370.1	$53.4	$59.7	14.6%	16.1%
Industrial Process	266.5	202.2	55.3	20.4	20.8%	10.1%
Connect & Control Technologies	167.6	154.6	29.4	25.7	17.5%	16.6%
Eliminations	(1.0)	(0.7)	—	—	—	—
Total segment results	797.9	726.2	138.1	105.8	17.3%	14.6%
Corporate and Other	—	—	(13.8)	(11.2)	—	—
Total	$797.9	$726.2	$124.3	$94.6	15.6%	13.0%
The following table presents our total assets, capital expenditures, and depreciation & amortization expense for each segment.

As of and for the Three Months Ended	Total Assets		Capital Expenditures		Depreciation & Amortization
	April 1, 2023	December 31, 2022	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Motion Technologies	$1,337.2	$1,311.9	$20.2	$22.8	$15.8	$15.8
Industrial Process	1,266.9	1,218.6	3.2	2.6	5.6	5.4
Connect & Control Technologies	764.6	751.6	4.8	2.5	4.7	5.4
Corporate and Other	399.1	498.2	0.5	2.1	0.6	0.7
Total	$3,767.8	$3,780.3	$28.7	$30.0	$26.7	$27.3

NOTE 4
REVENUE
The following tables present our revenue disaggregated by end market.

For the Three Months Ended April 1, 2023	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$356.0	$—	$—	$—	$356.0
Chemical and industrial pumps	—	218.0	—	—	218.0
Aerospace and defense	1.9	—	86.9	—	88.8
General industrial	6.9	—	70.5	(1.0)	76.4
Energy	—	48.5	10.2	—	58.7
Total	$364.8	$266.5	$167.6	$(1.0)	$797.9

For the Three Months Ended April 2, 2022
Auto and rail	$360.4	$—	$—	$—	$360.4
Chemical and industrial pumps	—	167.2	—	—	167.2
Aerospace and defense	1.5	—	74.9	—	76.4
General industrial	8.2	—	69.7	(0.7)	77.2
Energy	—	35.0	10.0	—	45.0
Total	$370.1	$202.2	$154.6	$(0.7)	$726.2
ITT Inc. | Q1 2023 Form 10-Q | 8

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
The following table represents our net contract assets and liabilities.

As of the Period Ended	April 1, 2023	December 31, 2022
Current contract assets, net	$27.7	$26.3
Non-current contract assets, net	1.9	1.2
Current contract liabilities	(73.7)	(70.2)
Non-current contract liabilities	(4.4)	(4.4)
Net contract liabilities	$(48.5)	$(47.1)
During the three months ended April 1, 2023, we recognized revenue of $20.9, related to contract liabilities as of December 31, 2022. The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of April 1, 2023 was $1,140.7. Of this amount, we expect to recognize approximately $810 to $830 of revenue during the remainder of 2023.
NOTE 5
INCOME TAXES
The following table summarizes our income tax expense and effective tax rate.

For the Three Months Ended	April 1, 2023	April 2, 2022
Income tax expense	$20.1	$19.5
Effective tax rate	16.6%	20.6%
The effective tax rate (ETR) for the three months ended April 1, 2023 was lower than the prior year due to tax benefits of $16.3 in 2023 from valuation allowance reversals on deferred tax assets in Germany due to a reorganization. ITT also recognized tax benefits of $4.9 as a result of filing an amended 2017 consolidated federal tax return. These tax benefits were partially offset by an expense of $14.1 relating to a tax audit in Italy covering tax years 2016-2022.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including China, Czechia, Germany, India, Italy, and the U.S. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could decrease by approximately $0.6 due to changes in audit status, expiration of statutes of limitations and other events.
ITT Inc. | Q1 2023 Form 10-Q | 9

NOTE 6
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT.

For the Three Months Ended	April 1, 2023	April 2, 2022
Basic weighted average common shares outstanding	82.6	84.8
Add: Dilutive impact of outstanding equity awards	0.4	0.4
Diluted weighted average common shares outstanding	83.0	85.2
There were 0.2 and zero anti-dilutive shares related to equity stock unit awards excluded from the computation of diluted earnings per share for the three months ended April 1, 2023 and April 2, 2022, respectively.

NOTE 7
RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes our receivables and associated allowance for credit losses.

As of the Period Ended	April 1, 2023	December 31, 2022
Trade accounts receivable	$649.3	$614.0
Notes receivable	18.8	8.2
Other	14.4	18.3
Receivables, gross	682.5	640.5
Less: Allowance for credit losses - receivables	(12.6)	(11.7)
Receivables, net	$669.9	$628.8
The following table displays our allowance for credit losses for receivables and for contract assets, which are recorded within Receivables, net and Other current or non-current assets, respectively, within our Consolidated Condensed Balance Sheets.

As of the Period Ended	April 1, 2023	December 31, 2022
Allowance for credit losses - receivables	$12.6	$11.7
Allowance for credit losses - contract assets	0.5	0.5
Total allowance for credit losses	$13.1	$12.2
ITT Inc. | Q1 2023 Form 10-Q | 10

The following table displays a rollforward of our total allowance for credit losses.

	April 1, 2023	April 2, 2022
Total allowance for credit losses - January 1	$12.2	$12.5
Charges to income(a)	1.2	3.8
Write-offs	(0.3)	(0.3)
Foreign currency and other	—	(0.1)
Total allowance for credit losses - ending balance	$13.1	$15.9
(a)    We recognized bad debt expense of $0.9 and $3.0 relating to impacts stemming from the Russia-Ukraine war during the three months ended April 1, 2023 and April 2, 2022, respectively. See Note 1, Description of Business and Basis of Presentation, for further information.
NOTE 8
INVENTORIES
The following table summarizes our inventories.

As of the Period Ended	April 1, 2023	December 31, 2022
Raw materials	$359.5	$342.7
Work in process	109.9	104.6
Finished goods	98.2	86.6
Inventories(a)	$567.6	$533.9
(a)    We recorded inventory write-downs of $0.2 and $5.4 related to inventories held by entities impacted by the Russia-Ukraine war during the three months ended April 1, 2023 and April 2, 2022, respectively. See Note 1, Description of Business and Basis of Presentation, for further information.

Government Assistance (ASU 2021-10)
Since the start of the COVID-19 pandemic, energy prices have been increasing around the world, particularly in Europe. These increases have prompted governments to put in place measures to shield businesses and consumers from the direct impact of rising prices. These measures include granting subsidies to help offset the high energy prices.
ASU 2021-10 requires entities to provide information about the nature of transactions, related policies and effect of government grants on an entity’s financial statements. In particular, to qualify for an energy subsidy in Italy, a company must apply for and receive a certificate attesting that the company is an "energy and gas consuming company" (high energy consumption connected to the production cycle). The amount of subsidies granted is calculated based on a percentage of actual consumption, ranging from 25% to 45%. One of our Italian subsidiaries within our MT segment obtained this certificate and was granted energy subsidies from the Italian government beginning in April 2022. Based on the energy consumption, we recognized a benefit of $3.9 for the three months ended April 1, 2023. These energy subsidies are recorded within Costs of revenue in our Consolidated Statements of Operations. There was no other material government assistance received by the Company, or any of our subsidiaries, during the year.
ITT Inc. | Q1 2023 Form 10-Q | 11

NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS
The following table summarizes our other current and non-current assets.

As of the Period Ended	April 1, 2023	December 31, 2022
Advance payments and other prepaid expenses	$49.5	$45.0
Current contract assets, net	27.7	26.3
Prepaid income taxes	7.0	25.1
Other	14.6	16.5
Other current assets	$98.8	$112.9
Other employee benefit-related assets	$121.3	$119.8
Deferred income taxes	80.9	54.7
Operating lease right-of-use assets	75.2	73.8
Equity-method and other investments	43.6	42.9
Capitalized software costs	11.6	12.4
Environmental-related assets	9.3	9.6
Other	24.0	25.9
Other non-current assets	$365.9	$339.1

NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET
The following table summarizes our property, plant, and equipment, net of accumulated depreciation.

	Useful life (in years)	April 1, 2023	December 31, 2022
Machinery and equipment	2 - 10	$1,250.2	$1,208.3
Buildings and improvements	5 - 40	282.5	277.6
Furniture, fixtures and office equipment	3 - 7	82.0	80.5
Construction work in progress		70.4	86.9
Land and improvements		29.3	29.3
Other		3.0	3.3
Plant, property and equipment, gross		1,717.4	1,685.9
Less: Accumulated depreciation		(1,189.4)	(1,159.1)
Plant, property and equipment, net		$528.0	$526.8
Depreciation expense of $20.7 and $21.0 was recognized in the three months ended April 1, 2023 and April 2, 2022, respectively.

ITT Inc. | Q1 2023 Form 10-Q | 12

NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2022	$287.7	$398.7	$278.4	$964.8
Foreign exchange translation	1.3	1.7	0.3	3.3
Goodwill - April 1, 2023	$289.0	$400.4	$278.7	$968.1

Other Intangible Assets, Net
The following table summarizes our other intangible assets, net of accumulated amortization.

	April 1, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$191.2	$(130.7)	$60.5	$191.5	$(127.1)	$64.4
Proprietary technology	59.2	(32.1)	27.1	59.2	(30.8)	28.4
Patents and other	17.6	(16.7)	0.9	17.6	(16.6)	1.0
Finite-lived intangible total	268.0	(179.5)	88.5	268.3	(174.5)	93.8
Indefinite-lived intangibles	19.0	—	19.0	19.0	—	19.0
Other intangible assets	$287.0	$(179.5)	$107.5	$287.3	$(174.5)	$112.8
Amortization expense related to finite-lived intangible assets was $4.7 and $4.2 for the three months ended April 1, 2023 and April 2, 2022, respectively.
ITT Inc. | Q1 2023 Form 10-Q | 13

NOTE 12
ACCRUED AND OTHER CURRENT AND NON-CURRENT LIABILITIES
The following table summarizes our accrued liabilities and other non-current liabilities.

As of the Period Ended	April 1, 2023	December 31, 2022
Compensation and other employee-related benefits	$118.6	$134.4
Contract liabilities and other customer-related liabilities	99.1	92.2
Accrued income taxes and other tax-related liabilities	37.1	27.1
Operating lease liabilities	19.5	19.0
Accrued warranty costs	13.5	14.3
Environmental liabilities and other legal matters	5.5	5.7
Accrued restructuring costs	3.2	3.9
Other	43.5	36.8
Accrued and other current liabilities	$340.0	$333.4
Operating lease liabilities	$60.0	$58.9
Environmental liabilities	51.6	53.1
Deferred income taxes and other tax-related liabilities	32.5	31.1
Compensation and other employee-related benefits	25.1	25.0
Non-current maturities of long-term debt	7.9	7.7
Other	22.5	24.4
Other non-current liabilities	$199.6	$200.2

ITT Inc. | Q1 2023 Form 10-Q | 14

NOTE 13
DEBT
The following table summarizes our outstanding debt obligations.

As of the Period Ended	April 1, 2023	December 31, 2022
Commercial paper	$381.4	$448.3
Current maturities of long-term debt and finance leases	2.2	2.2
Other short-term notes payable	0.5	0.5
Commercial paper and current maturities of long-term debt	384.1	451.0
Non-current maturities of long-term debt(a)	7.9	7.7
Total debt and finance leases	$392.0	$458.7
(a)    Our long-term debt is primarily related to outstanding Italian government loans.
Commercial Paper
The following table presents our outstanding commercial paper borrowings and associated weighted average interest rates as of April 1, 2023 and December 31, 2022.

As of the Period Ended	April 1, 2023	December 31, 2022
Commercial Paper Outstanding - U.S. Program	$30.0	$299.2
Commercial Paper Outstanding - Euro Program	351.4	149.1
Total Commercial Paper Outstanding	$381.4	448.3
Weighted Average Interest Rate - U.S. Program	5.13%	4.92%
Weighted Average Interest Rate - Euro Program	3.05%	2.31%
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
The interest rate per annum on the 2021 Revolving Credit Agreement is based on the LIBOR rate of the currency we borrow in, plus a margin of 1.1%, with applicable benchmark replacement rates for the currencies available when LIBOR is phased out as a result of the impending reference rate reform. As of April 1, 2023 and December 31, 2022, we had no outstanding borrowings under the 2021 Revolving Credit Agreement. There is a 0.15% fee per annum applicable to the commitments under the 2021 Revolving Credit Agreement. The margin and fees are subject to adjustment should the Company’s credit ratings change.
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
ITT Inc. | Q1 2023 Form 10-Q | 15

As of April 1, 2023, all financial covenants (e.g., leverage ratio) associated with the 2021 Revolving Credit Agreement were within the prescribed thresholds.
NOTE 14
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses in our Consolidated Condensed Statements of Operations. The following table summarizes our LTIP costs.

For the Three Months Ended	April 1, 2023	April 2, 2022
Equity-based awards	$4.7	$3.7
Liability-based awards	0.8	0.6
Total share-based compensation expense	$5.5	$4.3
As of April 1, 2023, there was $42.4 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.2 years. Additionally, unrecognized compensation cost related to liability-based awards was $2.2, which is expected to be recognized ratably over a weighted-average period of 2.5 years.
Year-to-Date 2023 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and have three-year service periods. These awards either vest equally each year or at the completion of the three-year service period. During the three months ended April 1, 2023, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.1	$93.31
Performance stock units (PSUs)	0.1	$112.31
During the three months ended April 1, 2023 and April 2, 2022, a nominal amount of non-qualified stock options were exercised resulting in proceeds of $0.4 and $0.7, respectively. During the three months ended April 1, 2023 and April 2, 2022, RSUs of 0.1 and 0.1, respectively, vested and were issued. During the three months ended April 1, 2023 and April 2, 2022, PSUs of 0.1 and 0.1 that vested on December 31, 2022 and 2021, respectively, were issued.

NOTE 15
CAPITAL STOCK
On October 30, 2019, the Board of Directors approved an indefinite term $500 open-market share repurchase program (the 2019 Plan). During the three months ended April 1, 2023 and April 2, 2022, the Company repurchased and retired 0.4 and 2.1 shares of common stock for $30.0 and $177.8, respectively.
Separate from the open-market share repurchase program, the Company withholds shares of common stock in settlement of employee tax withholding obligations due upon the vesting of equity-based compensation awards. During the three months ended April 1, 2023 and April 2, 2022, the Company withheld 0.1 and 0.1 shares of common stock for $6.3 and $8.4, respectively.
ITT Inc. | Q1 2023 Form 10-Q | 16

NOTE 16
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the changes within each component of accumulated other comprehensive loss.

As of and for the Three Months Ended April 1, 2023	Postretirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss

December 31, 2022	$3.6	$(347.9)	$(344.3)
Net change in postretirement benefit plans, net of tax	0.4	—	0.4
Net foreign currency translation adjustment	—	6.0	6.0
April 1, 2023	$4.0	$(341.9)	$(337.9)

As of and for the Three Months Ended April 2, 2022

December 31, 2021	$(40.8)	$(280.5)	$(321.3)
Net change in postretirement benefit plans, net of tax	(0.3)	—	(0.3)
Net foreign currency translation adjustment	—	(11.7)	(11.7)
April 2, 2022	$(41.1)	$(292.2)	$(333.3)
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
ITT Inc. | Q1 2023 Form 10-Q | 17

The following table provides a rollforward of our estimated environmental liability.

	April 1, 2023	April 2, 2022
Environmental liability - beginning balance	$57.1	$54.1
Change in estimates for pre-existing accruals	0.4	—
Payments	(2.0)	(1.9)
Foreign currency	0.1	(0.1)
Environmental liability - ending balance	$55.6	$52.1
Environmental-related assets, including a Qualified Settlement Fund and estimated recoveries from insurance providers and other third parties, were $13.3 and $12.1 as of April 1, 2023 and April 2, 2022, respectively.
The following table illustrates the reasonably possible high range of estimated liability and number of active sites or environmental matters.

As of the Period Ended	April 1, 2023	April 2, 2022
High-end estimate of environmental liability	$90.7	$89.4
Number of open environmental matters	27	26
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
Foreign Currency Derivative Contracts
The Company enters into foreign currency forward or option contracts to mitigate foreign currency risk associated with transacting with international customers, suppliers, and subsidiaries. The notional amounts and fair values of our outstanding foreign currency derivative contracts, which are recorded within Other current assets in our Consolidated Condensed Balance Sheets, were as follows:

As of the Period Ended	April 1, 2023	December 31, 2022
Notional amount (U.S. dollar equivalent)	$138.6	$136.5
Fair value of foreign currency derivative contracts(a)	$1.4	$1.7
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
Gains or losses arising from changes in fair value of our foreign currency derivative contracts are recorded within General and administrative expenses in our Consolidated Condensed Statements of Operations, and were as follows:
ITT Inc. | Q1 2023 Form 10-Q | 18

For the Three Months Ended	April 1, 2023	April 2, 2022
(Loss) gain on foreign currency derivative contracts(b)	$(1.1)	$2.3
(b)    None of our derivative contracts were designated as hedging instruments under ASC 815 - Derivatives & Hedging.
The cash flow impact upon settlement of our foreign currency derivative contracts is included in operating activities in our Consolidated Condensed Statements of Cash Flows. During the three months ended April 1, 2023 and April 2, 2022, net cash inflows from foreign currency derivative contracts were $5.5 and $2.3, respectively.

NOTE 19
ACQUISITIONS

Acquisition of Habonim Industrial Valves and Actuators Ltd (Habonim)
On April 4, 2022, we completed the acquisition of 100% of the privately held stock of Habonim for a purchase price of $139.9. Habonim is a designer and manufacturer of valves, valve automation and actuation for the gas distribution (including liquified natural gas), biotech and harsh application service sectors. Habonim sells directly to original equipment manufacturers and integrators for customized solutions. Habonim has operations in Israel, the U.S., and the Netherlands, and has a workforce of approximately 200 employees. Beginning in the second quarter of 2022, Habonim’s results are reported within our IP segment.
The assets acquired and liabilities assumed were recorded at fair value. As of April 1, 2023, allocation of the purchase price was complete and is presented in the table below.

Final Allocation of Purchase Price
Receivables	$10.2
Inventory	17.8
Plant, property and equipment	16.1
Goodwill	62.9
Other intangible assets	47.2
Other assets	4.2
Accounts payable and accrued liabilities	(8.7)
Other liabilities	(7.1)
Noncontrolling interest	(2.7)
Net assets acquired	$139.9
Pro forma results of operations have not been presented because the acquisition was not deemed significant as of the acquisition date.
Subsequent Event
On May 2, 2023, we completed the acquisition of Micro-Mode Products, Inc. (Micro-Mode) for a purchase price of approximately $80. Micro-Mode is a specialty designer and manufacturer of high-bandwidth Radio Frequency (RF) connectors for harsh environment defense and space applications. Micro-Mode has a single manufacturing site near San Diego, California and generated approximately $26 in sales in 2022. Micro-Mode’s results will be reported within our CCT segment beginning in the second quarter of 2023.
ITT Inc. | Q1 2023 Form 10-Q | 19

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
Our product and service offerings are organized into three reportable segments: Motion Technologies (MT), Industrial Process (IP), and Connect & Control Technologies (CCT). See Note 3, Segment Information, in this Report for a summary description of each segment. Additional information is also available in our 2022 Annual Report within Part I, Item 1, “Description of Business.”
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three months ended April 2, 2022, unless stated otherwise.
Macroeconomic Conditions
During the first quarter of 2023, there has been continued uncertainty in the global economy, which has been, and will continue to be, influenced by a number of external factors, which are described below.
Russia-Ukraine War
In February 2022, the United States and other leading nations announced targeted economic sanctions on Russia and certain Russian citizens in response to Russia’s war with Ukraine, which has increased regional instability and global economic and political uncertainty.
During the three months ended April 1, 2023 and April 2, 2022, we recorded total pre-tax charges of $1.8 and $8.8, respectively, primarily related to accounts receivable and inventory write-downs due to closing our businesses in Russia. For further discussion of risks stemming from the Russia-Ukraine war, see Part I, Item IA, “Risk Factors” in our 2022 Annual Report for the fiscal year ended December 31, 2022.
COVID-19 Pandemic
Challenges resulting from the COVID-19 pandemic have adversely impacted, and may continue to adversely impact, our business and financial results. For additional discussion of risks related to COVID-19, see Part I, Item IA, “Risk Factors” in our 2022 Annual Report.

Inflationary Pressures
Since 2020, the cost of energy and of raw materials we use in our production processes, including commodities such as steel, oil, copper, and tin, have significantly increased. The rising prices are mainly a result of reduced supply caused by supply chain disruptions primarily as a result of the COVID-19 pandemic and the Russia-Ukraine war.
ITT Inc. | Q1 2023 Form 10-Q | 20

Furthermore, in November 2022, the Organization of the Petroleum Exporting Countries (“OPEC”) began cutting production of oil by two million barrels per day, and, in April 2023, OPEC announced that it plans to further cut daily production by over one million barrels beginning in May 2023. These daily production cuts are expected to last through 2023. While any future impacts are uncertain, such changes are expected to exacerbate inflationary pressures on energy, which could result in increased costs and reduced demand for our products.
Beginning in 2022, central banks around the world have been raising interest rates to counter inflation. Rising interest rates have increased our cost of debt and have contributed to instability in the global banking system, which may adversely impact consumer behavior, including demand for our products.
The manufacturing industry continues to experience a skilled labor shortage, which has created difficulties in attracting and retaining factory employees and has resulted in higher labor costs.
These global macroeconomic conditions have contributed to a strengthening of the U.S. dollar relative to foreign currencies, which has created volatility in our reported results stemming from unfavorable foreign currency translation impacts.
Global macroeconomic conditions have led and may continue leading to decreased demand for our products, increased costs, and reduced operating margins. We have been able to offset most of these negative impacts through pricing actions and productivity savings, which we continue to pursue. Future impacts on our business and financial results as a result of these conditions are not estimable at this time, and depend, in part, on the extent to which these conditions improve or worsen, which remains uncertain. For additional discussion of the risks related to global macroeconomic conditions, see Part I, Item IA, “Risk Factors” in our 2022 Annual Report.
ITT Inc. | Q1 2023 Form 10-Q | 21

EXECUTIVE SUMMARY
The following table provides a summary of key performance indicators for the first quarter of 2023 as compared to the first quarter of 2022.

Revenue	Segment Operating Income	Segment Operating Margin	EPS
$798	$138	17.3%	$1.20
10% Increase	31% Increase	270bp Increase	36% Increase
Organic Revenue	Adjusted Segment Operating Income	Adjusted Segment Operating Margin	Adjusted EPS
$801	$140	17.5%	$1.17
10% Increase	20% Increase	150bp Increase	21% Increase
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled “Key Performance Indicators and Non-GAAP Measures” for definitions and reconciliations between GAAP and non-GAAP metrics.
Our first quarter 2023 results are summarized below:
•Revenue of $797.9 increased by $71.7 due to higher sales volume and pricing actions, particularly within in IP’s short-cycle and pump projects businesses and CCT’s components business. In addition, revenue from the acquisition of Habonim contributed $15.0 to total revenue growth. The increase was partially offset by unfavorable foreign currency impacts of $17.9.
•Segment operating income of $138.1, increased by $32.3 despite unfavorable foreign currency impacts of $4.7. The increase was due to pricing actions, productivity savings, and higher sales volume. In addition, the current period benefited by $7.0 from lower charges related to the Russia-Ukraine war and by $3.6 from the acquisition of Habonim. The increase in segment operating income was partially offset by higher raw material, labor and overhead costs stemming from continued supply chain challenges and cost inflation.
•Income from continuing operations was $1.20 per diluted share, an increase of $0.32 as compared to the prior year, primarily due to higher segment operating income, as discussed above. Adjusted income from continuing operations was $1.17 per diluted share, an increase of $0.20 as compared to the prior year.
During the first quarter of 2023, we repurchased 0.4 shares of common stock on the open market for $30. In addition, we declared a dividend of $0.290 per share, which was a 10% increase from the quarterly dividend of $0.264 in 2022.
ITT Inc. | Q1 2023 Form 10-Q | 22

DISCUSSION OF FINANCIAL RESULTS

For the Three Months Ended	April 1, 2023	April 2, 2022	Change
Revenue	$797.9	$726.2	9.9%
Gross profit	261.9	218.4	19.9%
Operating expenses	137.6	123.8	11.1%
Operating income	124.3	94.6	31.4%
Interest and non-operating expenses (income), net	3.5	(0.2)	NM
Income tax expense	20.1	19.5	3.1%
Net income attributable to ITT Inc.	100.0	74.8	33.7%

Gross margin	32.8%	30.1%	270	bp
Operating expense to revenue ratio	17.2%	17.0%	20	bp
Operating margin	15.6%	13.0%	260	bp
Effective tax rate	16.6%	20.6%	(400)	bp
NM = Not meaningful

REVENUE
The following table illustrates the revenue derived from each of our segments.

For the Three Months Ended	April 1, 2023	April 2, 2022	Change	Organic Growth(a)
Motion Technologies	$364.8	$370.1	(1.4)%	2.2%
Industrial Process	266.5	202.2	31.8%	25.5%
Connect & Control Technologies	167.6	154.6	8.4%	9.8%
Eliminations	(1.0)	(0.7)
Total Revenue	$797.9	$726.2	9.9%	10.3%
(a)See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Motion Technologies
MT revenue decreased $5.3 for the three months ended April 1, 2023, primarily driven by unfavorable foreign currency translation of $13.6 and the impact of the Russia-Ukraine war. The decrease was partially offset by pricing actions. Excluding the impact of unfavorable foreign currency translation, organic revenue grew $8.3 driven by a 3% increase in our Friction business due to strong OEM performance, partially offset by a 7% decrease in our Wolverine business primarily due to a decline in sealing materials.
In March 2023, our Friction business signed a 10-year agreement, effective on January 1, 2024, for the supply of ITT aftermarket brake pads to Continental AG. The agreement is expected to generate over $1 billion in revenue over the term of the agreement.
In 2023, automotive OEMs began aggressively cutting prices on electric vehicles (EVs), including in China, the United States, and Europe, to drive consumer demand, which resulted in other OEMs also cutting prices on EVs in order to remain competitive. These price cuts could lead to a reshaping of the automotive industry, including, but not limited to, faster consumer adoption of EVs, reduced demand for traditional automobiles, and consolidation if smaller automotive manufacturers are no longer able to compete. At this time, any future impacts on our businesses and financial results as a result of these price cuts are uncertain.
Since the start of the COVID-19 pandemic in 2020, the automotive industry has been, and continues to be, impacted by a global semiconductor supply shortage. This shortage has created supply chain disruptions for our automotive OEM customers, resulting in temporary declines in production. As a result, demand for our OEM brake pads and parts has been adversely impacted. We expect that OEMs will begin to expand production once
ITT Inc. | Q1 2023 Form 10-Q | 23

semiconductors become more accessible. Until then, our future sales growth remains uncertain and depends, in part, on the timing and extent to which the semiconductor supply shortage improves.
Industrial Process
IP revenue for the three months ended April 1, 2023 increased $64.3, primarily driven by higher sales volume, pricing actions, and the acquisition of Habonim in the second quarter of 2022, which contributed revenue of $15.0. The increase was partially offset by unfavorable foreign currency translation of $2.2. Excluding Habonim and the impact of unfavorable foreign currency translation, organic revenue increased by $51.5 driven by a 22% increase in our short-cycle business primarily due to growth within the chemical and industrial pumps market. In addition, pump project sales increased by 44% primarily due to growth within the energy market.
The level of order and shipment activity at IP can vary significantly from period to period due to pump projects which are highly engineered, customized to customer needs, and have longer lead times. Total orders during the three months ended April 1, 2023 were $327.3, an increase of 26% versus the comparable prior year period. Backlog as of April 1, 2023 was $640.7, an increase of $60.7, or 11%, as compared to December 31, 2022. Our backlog represents firm orders that have been received, acknowledged, and entered into our production systems.
Connect & Control Technologies
CCT revenue for the three months ended April 1, 2023 increased $13.0, primarily driven by higher sales volume and pricing actions. The increase was partially offset by unfavorable foreign currency translation of $2.1. Excluding the impact of foreign currency translation, organic revenue increased $15.1 driven by growth in component and connector sales of 15% and 6%, respectively, particularly within the aerospace and defense markets.

GROSS PROFIT
Gross profit for the three months ended April 1, 2023 and April 2, 2022 was $261.9 and $218.4, respectively, reflecting a gross margin of 32.8% and 30.1%. The increase in gross profit was primarily driven by an increase in revenue, as described above, and productivity savings. In addition, the current period benefited from lower charges related to the Russia-Ukraine war. The increase in gross profit was partially offset by increases in raw material, labor and overhead costs, which were driven by inflationary pressures as discussed above. See section titled, “Macroeconomic Conditions”, for further information.

ITT Inc. | Q1 2023 Form 10-Q | 24

OPERATING EXPENSES
The following table summarizes our operating expenses, including by segment.

For the Three Months Ended	April 1, 2023	April 2, 2022	Change
General and administrative expenses	$68.3	$60.4	13.1%
Sales and marketing expenses	42.9	38.4	11.7%
Research and development expenses	26.4	25.0	5.6%
Total operating expenses	$137.6	$123.8	11.1%
Total operating expenses by segment:
Motion Technologies	$43.8	$41.2	6.3%
Industrial Process	48.6	40.9	18.8%
Connect & Control Technologies	31.4	30.6	2.6%
Corporate & Other	13.8	11.1	24.3%
General and administrative (G&A) expenses increased $7.9 for the three months ended April 1, 2023. The increase was driven by higher incentive-based compensation, higher G&A expenses related to Habonim, which was acquired in the second quarter of 2022, and unfavorable foreign currency hedging impacts. The increase was partially offset by lower bad debt expense primarily related to the Russia-Ukraine war and lower strategic M&A-related costs.
Sales and marketing expenses increased $4.5 for the three months ended April 1, 2023, primarily driven by higher costs to support higher sales activity as well as the acquisition of Habonim.
Research and development expenses increased $1.4 for the three months ended April 1, 2023, due to continued strategic investments in innovation and new product development to drive future growth.
OPERATING INCOME
The following table summarizes our operating income and margin by segment.

For the Three Months Ended	April 1, 2023	April 2, 2022	Change
Motion Technologies	$53.4	$59.7	(10.6)%
Industrial Process	55.3	20.4	171.1%
Connect & Control Technologies	29.4	25.7	14.4%
Segment operating income	138.1	105.8	30.5%
Corporate and Other	(13.8)	(11.2)	23.2%
Total operating income	$124.3	$94.6	31.4%
Operating margin:
Motion Technologies	14.6%	16.1%	(150)	bp
Industrial Process	20.8%	10.1%	1,070	bp
Connect & Control Technologies	17.5%	16.6%	90	bp
Segment operating margin	17.3%	14.6%	270	bp
Consolidated operating margin	15.6%	13.0%	260	bp
MT operating income decreased $6.3 for the three months ended April 1, 2023 primarily due to higher labor and overhead costs, and unfavorable sales mix and foreign currency impacts. The decrease in operating income was partially offset by productivity savings and pricing actions. In addition, the prior period included $4.2 of charges related to the Russia-Ukraine war as compared to $0.3 in the current period.
IP operating income for the three months ended April 1, 2023 increased $34.9 primarily driven by higher revenue, as discussed above, and productivity savings. In addition, the prior period included $4.6 of charges related to the Russia-Ukraine war as compared to $1.5 in the current period. The increase in operating income was partially offset by higher raw material, labor and overhead costs, and unfavorable foreign currency impacts.
ITT Inc. | Q1 2023 Form 10-Q | 25

CCT operating income for the three months ended April 1, 2023 increased $3.7 primarily driven by higher revenue, as discussed above, and productivity savings. The increase in operating income was partially offset by higher raw material, labor and overhead costs.
Other corporate costs for the three months ended April 1, 2023 increased $2.6 primarily driven by higher incentive-based compensation costs, partially offset by lower strategic M&A-related costs.
INTEREST AND NON-OPERATING EXPENSE (INCOME), NET
The following table summarizes our interest and non-operating expense (income), net.

For the Three Months Ended	April 1, 2023	April 2, 2022	Change
Interest expense	$6.7	$0.9	644.4%
Interest income	(2.6)	(0.9)	188.9%
Miscellaneous income, net	(0.8)	(0.7)	14.3%
Non-operating postretirement costs, net	0.2	0.5	(60.0)%
Interest and non-operating expense (income), net	$3.5	$(0.2)	NM
NM = Not meaningful
The increase in interest and non-operating expense (income), net for the three months ended April 1, 2023 was primarily driven by higher interest expense associated with higher weighted average interest rates on our commercial paper borrowings and a settlement from a tax audit in Italy as discussed in the income tax expense section below.
INCOME TAX EXPENSE
The following table summarizes our income tax expense and effective tax rate.

For the Three Months Ended	April 1, 2023	April 2, 2022	Change
Income tax expense	$20.1	$19.5	3.1%
Effective tax rate	16.6%	20.6%	(400)	bp
The effective tax rate (ETR) for the three months ended April 1, 2023 was lower than the prior year due to tax benefits of $16.3 in 2023 from valuation allowance reversals on deferred tax assets in Germany due to a reorganization. ITT also recognized tax benefits of $4.9 as a result of filing an amended 2017 consolidated federal tax return. These tax benefits were partially offset by an expense of $14.1 relating to a tax audit in Italy covering tax years 2016-2022.
We are closely monitoring the potential changes in tax laws resulting from the Organization for Economic Cooperation and Development’s (OECD) multi-jurisdictional plan of action to address base erosion and profit shifting, which could adversely impact our effective tax rate.
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
ITT Inc. | Q1 2023 Form 10-Q | 26

We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We support our growth and expansion in markets outside of the U.S. through the enhancement of existing products and development of new products, increased capital spending, and potential foreign acquisitions. We look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We transfer cash between certain international subsidiaries and the U.S. when it is cost effective to do so. During the year ended December 31, 2022, we had net cash distributions from foreign countries to the U.S. of $74.0. During the three months ended April 1, 2023, we had net cash distributions from foreign countries to the U.S. of $294.1. The timing and amount of any additional future distributions will be evaluated based on our jurisdictional cash needs.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions and other factors the Board of Directors deems relevant. Therefore, we cannot provide any assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2023, we declared a dividend of $0.290 per share for shareholders of record on March 9, 2023, which was a 10% increase from the quarterly dividends declared of $0.264 in 2022. Dividend payments during the three months ended April 1, 2023 amounted to $24.2.
During the three months ended April 1, 2023 and April 2, 2022, we spent $30.0 and $177.8, respectively, on open-market share repurchases under our share repurchase programs. All repurchased shares are retired immediately following the repurchases. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding.
The following table presents our outstanding commercial paper borrowings.

	April 1, 2023	December 31, 2022
Commercial Paper Outstanding - U.S. Program	$30.0	$299.2
Commercial Paper Outstanding - Euro Program	351.4	149.1
Total Commercial Paper Outstanding	$381.4	448.3
From December 31, 2022 to April 1, 2023, we substantially reduced our borrowings under the U.S. commercial paper program and increased our borrowings under the Euro program to reduce our cost of debt given the lower interest rates under the Euro program. See Note 13, Debt, to the Consolidated Condensed Financial Statements for further information.
All outstanding commercial paper for both periods had maturity terms of less than three months from the date of issuance.
Revolving Credit Agreement
On August 5, 2021, we entered into a revolving credit facility agreement with a syndicate of third party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, and (ii) letters of credit for a face amount of up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments by a minimum aggregate amount of $10 or any whole multiple of $1 in excess thereof. Borrowings under the credit facility are available in U.S. dollars, Euros, British pound sterling or any other currency that may be requested by us, subject to the approval of the administrative agent and each lender. We are permitted to request that lenders increase the commitments under the facility by up to $350 for a maximum aggregate principal amount of $1,050; however, this is subject to certain conditions and therefore may not be available to us. As of April 1, 2023 and December 31, 2022, we had no outstanding borrowings under the 2021 Revolving Credit Agreement. See Note 13, Debt, to the Consolidated Condensed Financial Statements for further information.
ITT Inc. | Q1 2023 Form 10-Q | 27

Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash provided by or used in operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations.

For the Three Months Ended	April 1, 2023	April 2, 2022
Operating activities	$58.1	$(2.7)
Investing activities	(28.5)	(29.4)
Financing activities	(132.9)	96.6
Foreign exchange	4.3	(1.5)
Total net cash from continuing operations	(99.0)	63.0
Net cash from discontinued operations	(0.1)	(0.1)
Net change in cash and cash equivalents	$(99.1)	$62.9
Operating Activities
The increase in net cash from operating activities of $60.8 was primarily due to an increase in segment operating income, lower incentive-based compensation payments related to the prior year, and favorable year-over-year net working capital impacts primarily due to timing of accounts receivable collection and improved inventory management.
Investing Activities
The net cash used in investing activities remained consistent with the previous year and was mainly driven by our capital expenditures.
Financing Activities
The decrease in net cash from financing activities of $229.5 was due to a decrease of $363.5 in cash flows related to commercial paper, partially offset by a decrease of $133.9 in open-market repurchases of ITT common stock.

ITT Inc. | Q1 2023 Form 10-Q | 28

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
The following tables include a reconciliation of revenue to organic revenue by segment.

Three Months Ended April 1, 2023	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2023 Revenue	$364.8	$266.5	$167.6	$(1.0)	$797.9
Acquisitions	—	(15.0)	—	—	(15.0)
Foreign currency translation	13.6	2.2	2.1	—	17.9
2023 Organic revenue	$378.4	$253.7	$169.7	$(1.0)	$800.8
2022 Revenue	$370.1	$202.2	$154.6	$(0.7)	$726.2
Organic growth	$8.3	$51.5	$15.1	$(0.3)	$74.6
Percentage change	2.2%	25.5%	9.8%		10.3%

ITT Inc. | Q1 2023 Form 10-Q | 29

•“Adjusted operating income” and “Adjusted segment operating income” are defined as operating income, adjusted to exclude special items that include, but are not limited to, restructuring, certain asset impairment charges, certain acquisition-related impacts and unusual or infrequent operating items. Special items represent charges or credits that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. “Adjusted operating margin” and “Adjusted segment operating margin” are defined as adjusted operating income or adjusted segment operating income, respectively, divided by revenue. We believe that these financial measures are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as evaluating operating performance in relation to our competitors.
The following tables include a reconciliation of operating income to adjusted operating income by segment.

Three Months Ended April 1, 2023	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income	$53.4	$55.3	$29.4	$138.1	$(13.8)	$124.3
Impacts related to Russia-Ukraine war	0.3	1.5	—	1.8	—	1.8
Restructuring costs	0.3	(0.1)	0.1	0.3	—	0.3
Other(a)	—	—	(0.2)	(0.2)	—	(0.2)
Adjusted operating income	$54.0	$56.7	$29.3	$140.0	$(13.8)	$126.2

Operating margin	14.6%	20.8%	17.5%	17.3%		15.6%
Adjusted operating margin	14.8%	21.3%	17.5%	17.5%		15.8%

Three Months Ended April 2, 2022
Operating income	$59.7	$20.4	$25.7	$105.8	$(11.2)	$94.6
Impacts related to Russia-Ukraine war	4.2	4.6	—	8.8	—	8.8
Restructuring costs	—	0.2	0.1	0.3	—	0.3
Other(b)	0.9	0.6	—	1.5	0.9	2.4
Adjusted operating income	$64.8	$25.8	$25.8	$116.4	$(10.3)	$106.1

Operating margin	16.1%	10.1%	16.6%	14.6%		13.0%
Adjusted operating margin	17.5%	12.8%	16.7%	16.0%		14.6%
(a)Includes acquisition-related benefits.
(b)Includes severance charges and accelerated amortization of an intangible asset.

ITT Inc. | Q1 2023 Form 10-Q | 30

•“Adjusted income from continuing operations” is defined as income from continuing operations attributable to ITT Inc. adjusted to exclude special items that include, but are not limited to, restructuring, certain asset impairment charges, certain acquisition-related impacts, income tax settlements or adjustments and unusual or infrequent items. Special items represent charges or credits, on an after-tax basis, that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. The after-tax basis of each special item is determined using the jurisdictional tax rate of where the expense or benefit occurred. “Adjusted income from continuing operations per diluted share” (adjusted EPS) is defined as adjusted income from continuing operations divided by diluted weighted average common shares outstanding. We believe that adjusted income from continuing operations and adjusted EPS are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.
The following table includes reconciliations of income from continuing operations to adjusted income from continuing operations.

For the Three Months Ended	April 1, 2023	April 2, 2022
Income from continuing operations attributable to ITT Inc.	$100.0	$74.8
Tax-related special items(a)	(6.1)	(1.2)
Impacts related to Russia-Ukraine war, net of tax expense (benefit) of $0.5 and $(1.7), respectively	2.3	7.1
Restructuring costs, net of tax benefit of $(0.1) and $(0.1) respectively	0.2	0.2
Other special items, net of tax benefit of $(0.3) and $(0.4) respectively(b)	0.9	2.0
Adjusted income from continuing operations	$97.3	$82.9
Income from continuing operations attributable to ITT Inc. per diluted share (EPS)	$1.20	$0.88
Adjusted EPS	$1.17	$0.97
(a)2023 tax-related special items primarily reflect benefits from valuation allowance reversals ($17.6) and the amendment of our federal tax return ($4.9), partially offset by a settlement related to a tax audit in Italy ($14.1) and tax on future distribution of foreign earnings ($2.6). 2022 tax-related special items primarily reflect a benefit from valuation allowance reversals ($2.8), partially offset by tax on future distribution of foreign earnings ($1.7).
(b)2023 other special items primarily consist of interest charges related to the settlement of a tax audit in Italy. 2022 other special items primarily consist of severance costs.

ITT Inc. | Q1 2023 Form 10-Q | 31

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2, Recent Accounting Pronouncements, to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The Company believes the most complex and sensitive judgments, because of their significance to the Consolidated Condensed Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Annual Report describes the critical accounting estimates that are used in the preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no material changes concerning the Company’s critical accounting estimates as described in our 2022 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2022 Annual Report. See Note 18, Derivative Financial Instruments, to the Consolidated Condensed Financial Statements for information on the Company’s use of derivative financial instruments to mitigate exposure from foreign currency exchange rate fluctuations and commodity price fluctuations.
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
ITT Inc. | Q1 2023 Form 10-Q | 32

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. For a discussion of legal proceedings, see Note 17, Commitments and Contingencies, to the Consolidated Condensed Financial Statements.
ITEM 1A. RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of our 2022 Annual Report, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 30, 2019, the Board of Directors approved an indefinite term $500 share repurchase program (the 2019 Plan). Share repurchase activity during the three months ended April 1, 2023 is shown in the table below.
Purchases of equity securities by the issuer and affiliated purchasers

PERIOD	TOTAL NUMBER OF SHARES PURCHASED(1)	AVERAGE PRICE PAID PER SHARE(2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
1/1/2023 - 1/28/2023	1,637	$86.56	—	$138.8
1/29/2023 - 2/25/2023	21	$92.11	—	$138.8
2/26/2023 - 4/1/2023	432,915	$83.53	366,737	$108.8
(1)Includes shares withheld in settlement of employee tax withholding obligations due upon the vesting of restricted stock unit and performance stock unit awards. Amounts are in whole numbers.
(2)Average price paid per share is calculated on a settlement basis and includes commissions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITT Inc. | Q1 2023 Form 10-Q | 33

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were €2.2 million euros and €1.5 million euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of €1.3 million euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through April 1, 2023, however, Bornemann did pay fees of approximately €2 thousand euros during the three months ended April 1, 2023 and approximately €7 thousand euros during 2022 to the German financial institution which is maintaining the Bond.
ITT Inc. | Q1 2023 Form 10-Q | 34

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

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Condensed Financial Statements, and (vii) Cover Page

(104)	The cover page from the Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in Inline XBRL (included in Exhibit 101).

ITT Inc. | Q1 2023 Form 10-Q | 35

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ CHERYL DE MESA GRAZIANO
Cheryl de Mesa Graziano
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
May 4, 2023
ITT Inc. | Q1 2023 Form 10-Q | 36