Form 10-Q
period 2023-07-01
ITT INC.
filed 2023-08-03
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of August 1, 2023, there were 82.1 million shares of Common Stock (par value $1.00 per share) of the issuer outstanding.

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
•uncertain global economic and capital markets conditions, which have been influenced by the COVID-19 pandemic, the Russia-Ukraine war, inflation, changes in monetary policies, slowing growth and the threat of a possible global economic recession, trade disputes between the U.S. and its trading partners, political and social unrest, instability in the global banking system and the availability and fluctuations in prices of energy and commodities, including steel, oil, copper and tin;
•impacts on our business stemming from continued supply chain disruptions and raw material shortages, which have resulted in increased costs and reduced availability of key commodities and other necessary services;
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

•the risk of cybersecurity breaches or failure of any information systems used by the Company, including any flaws in the implementation of any enterprise resource planning systems, as well as similar breaches or failures affecting our business partners or service providers;
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
•increased scrutiny from investors, lenders and other market participants regarding our environmental, social and governance and sustainability responsibilities, which could expose us to additional costs and adversely impact our reputation, business, financial performance and growth;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenue	$833.9	$733.3	$1,631.8	$1,459.5
Cost of revenue	553.9	511.1	1,089.9	1,018.9
Gross profit	280.0	222.2	541.9	440.6
General and administrative expenses	68.4	57.0	136.7	117.4
Sales and marketing expenses	43.9	40.4	86.8	78.8
Research and development expenses	25.7	24.3	52.1	49.3
Operating income	142.0	100.5	266.3	195.1
Interest and non-operating expense, net	2.5	0.5	6.0	0.3
Income from continuing operations before income tax expense	139.5	100.0	260.3	194.8
Income tax expense	30.6	24.0	50.7	43.5
Income from continuing operations	108.9	76.0	209.6	151.3
Loss from discontinued operations, net of tax benefit of $0.0, $0.4, $0.0, and $0.4, respectively	—	(1.2)	—	(1.2)
Net income	108.9	74.8	209.6	150.1
Less: Income attributable to noncontrolling interests	0.7	0.2	1.4	0.7
Net income attributable to ITT Inc.	$108.2	$74.6	$208.2	$149.4

Amounts attributable to ITT Inc.:
Income from continuing operations	$108.2	$75.8	$208.2	$150.6
Loss from discontinued operations, net of tax	—	(1.2)	—	(1.2)
Net income attributable to ITT Inc.	$108.2	$74.6	$208.2	$149.4

Earnings (loss) per share attributable to ITT Inc.:
Basic:
Continuing operations	$1.31	$0.91	$2.52	$1.79
Discontinued operations	—	(0.01)	—	(0.01)
Net income	$1.31	$0.90	$2.52	$1.78
Diluted:
Continuing operations	$1.31	$0.91	$2.51	$1.79
Discontinued operations	—	(0.02)	—	(0.02)
Net income	$1.31	$0.89	$2.51	$1.77

Weighted average common shares – basic	82.4	83.1	82.5	84.0
Weighted average common shares – diluted	82.6	83.4	82.8	84.3
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Operations.
ITT Inc. | Q2 2023 Form 10-Q | 1

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$108.9	$74.8	$209.6	$150.1
Other comprehensive (loss):
Net foreign currency translation adjustment	(10.2)	(70.8)	(4.2)	(82.5)
Net change in postretirement benefit plans, net of tax impacts of $0.3, $0.2, $2.1 and $0.3, respectively	(1.1)	(0.2)	(0.7)	(0.5)
Other comprehensive (loss)	(11.3)	(71.0)	(4.9)	(83.0)
Comprehensive income	97.6	3.8	204.7	67.1
Less: Comprehensive income attributable to noncontrolling interests	0.7	0.2	1.4	0.7
Comprehensive income attributable to ITT Inc.	$96.9	$3.6	$203.3	$66.4

Disclosure of reclassification adjustments to postretirement benefit plans:
Amortization of prior service benefit, net of tax expense of $0.4, $0.3, $0.7 and $0.6, respectively	$(1.1)	$(0.9)	$(2.3)	$(1.9)
Amortization of net actuarial loss, net of tax benefit of $0.0, $0.1, $0.0 and $0.3, respectively	0.1	0.7	0.2	1.4
Other adjustments to postretirement benefit plans:
Deferred tax asset valuation allowance reversal	(0.1)	—	1.4	—
Net change in postretirement benefit plans, net of tax	$(1.1)	$(0.2)	$(0.7)	$(0.5)
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Comprehensive Income.
ITT Inc. | Q2 2023 Form 10-Q | 2

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of the Period Ended	July 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$462.1	$561.2
Receivables, net	689.3	628.8
Inventories	573.2	533.9
Other current assets	104.6	112.9
Total current assets	1,829.2	1,836.8
Non-current assets:
Plant, property and equipment, net	528.7	526.8
Goodwill	1,009.3	964.8
Other intangible assets, net	136.2	112.8
Other non-current assets	382.0	339.1
Total non-current assets	2,056.2	1,943.5
Total assets	$3,885.4	$3,780.3
Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper and current maturities of long-term debt	$396.5	$451.0
Accounts payable	406.3	401.1
Accrued and other current liabilities	371.3	333.4
Total current liabilities	1,174.1	1,185.5
Non-current liabilities:
Postretirement benefits	137.5	137.2
Other non-current liabilities	216.2	200.2
Total non-current liabilities	353.7	337.4
Total liabilities	1,527.8	1,522.9
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 82.1 shares and 82.7 shares, respectively	82.1	82.7
Retained earnings	2,614.0	2,509.7
Accumulated other comprehensive income (loss):
Postretirement benefits	2.9	3.6
Cumulative translation adjustments	(352.1)	(347.9)
Total accumulated other comprehensive loss	(349.2)	(344.3)
Total ITT Inc. shareholders’ equity	2,346.9	2,248.1
Noncontrolling interests	10.7	9.3
Total shareholders’ equity	2,357.6	2,257.4
Total liabilities and shareholders’ equity	$3,885.4	$3,780.3
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Balance Sheets.
ITT Inc. | Q2 2023 Form 10-Q | 3

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Six Months Ended	July 1, 2023	July 2, 2022
Operating Activities
Income from continuing operations attributable to ITT Inc.	$208.2	$150.6
Adjustments to income from continuing operations:
Depreciation and amortization	53.8	55.3
Equity-based compensation	10.1	8.7
Gain on sale of business	(7.2)	—
Other non-cash charges, net	16.6	17.3
Changes in assets and liabilities:
Change in receivables	(58.6)	(77.6)
Change in inventories	(31.4)	(106.5)
Change in contract assets	(2.9)	(10.9)
Change in contract liabilities	12.0	18.7
Change in accounts payable	8.9	65.3
Change in accrued expenses	15.5	(33.0)
Change in income taxes	(8.1)	(3.5)
Other, net	(19.1)	(30.2)
Net Cash – Operating Activities	197.8	54.2
Investing Activities
Capital expenditures	(46.3)	(47.5)
Proceeds from sale of business	10.5	—
Acquisitions, net of cash acquired	(79.3)	(146.9)
Payments to acquire interest in unconsolidated subsidiaries	(1.4)	(25.1)
Other, net	(3.3)	1.1
Net Cash – Investing Activities	(119.8)	(218.4)
Financing Activities
Commercial paper, net borrowings	(61.0)	364.6
Share repurchases under repurchase plan	(60.0)	(240.9)
Payments for taxes related to net share settlement of stock incentive plans	(6.4)	(8.5)
Dividends paid	(48.1)	(44.3)
Other, net	(0.8)	(0.4)
Net Cash – Financing Activities	(176.3)	70.5
Exchange rate effects on cash and cash equivalents	(0.4)	(28.1)
Net cash – operating activities of discontinued operations	(0.2)	—
Net change in cash and cash equivalents	(98.9)	(121.8)
Cash and cash equivalents – beginning of year (includes restricted cash of $0.7 and $0.8, respectively)	561.9	648.3
Cash and Cash Equivalents – End of Period (includes restricted cash of $0.9 and $0.8, respectively)	$463.0	$526.5
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$8.5	$2.6
Income taxes, net of refunds received	$52.8	$45.2
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Cash Flows.
ITT Inc. | Q2 2023 Form 10-Q | 4

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of and for the Three Months Ended July 1, 2023	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
April 1, 2023	82.4	$82.4	$2,554.7	$(337.9)	$10.0	$2,309.2
Net income	—	—	108.2	—	0.7	108.9
Shares issued and activity from stock incentive plans	—	—	5.4	—	—	5.4
Shares repurchased under repurchase plan	(0.3)	(0.3)	(30.2)	—	—	(30.5)
Shares withheld related to net share settlement of stock incentive plans	—	—	(0.1)	—	—	(0.1)
Dividends declared ($0.290 per share)	—	—	(24.0)	—	—	(24.0)
Dividends to noncontrolling interest	—	—	—	—	(0.1)	(0.1)
Net change in postretirement benefit plans, net of tax	—	—	—	(1.1)	—	(1.1)
Net foreign currency translation adjustment	—	—	—	(10.2)	—	(10.2)
Other	—	—	—	—	0.1	0.1
July 1, 2023	82.1	$82.1	$2,614.0	$(349.2)	$10.7	$2,357.6

As of and for the Six Months Ended July 1, 2023
December 31, 2022	82.7	$82.7	$2,509.7	$(344.3)	$9.3	$2,257.4
Net income	—	—	208.2	—	1.4	209.6
Shares issued and activity from stock incentive plans	0.2	0.2	10.3	—	—	10.5
Shares repurchased under repurchase plan	(0.7)	(0.7)	(59.8)	—	—	(60.5)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(6.3)	—	—	(6.4)
Dividends declared ($0.580 per share)	—	—	(48.1)	—	—	(48.1)
Dividends to noncontrolling interest	—	—	—	—	(0.1)	(0.1)
Net change in postretirement benefit plans, net of tax	—	—	—	(0.7)	—	(0.7)
Net foreign currency translation adjustment	—	—	—	(4.2)	—	(4.2)
Other	—	—	—	—	0.1	0.1
July 1, 2023	82.1	$82.1	$2,614.0	$(349.2)	$10.7	$2,357.6

ITT Inc. | Q2 2023 Form 10-Q | 5

As of and for the Three Months Ended July 2, 2022	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
April 2, 2022	83.6	$83.6	$2,334.6	$(333.3)	$5.3	$2,090.2
Net income	—	—	74.6	—	0.2	74.8
Shares issued and activity from stock incentive plans	—	—	5.0	—	—	5.0
Share repurchases under repurchase plan	(0.9)	(0.9)	(62.1)	—	—	(63.0)
Shares withheld related to net share settlement of stock incentive plans	—	—	(0.1)	—	—	(0.1)
Dividends declared ($0.264 per share)	—	—	(22.0)	—	—	(22.0)
Purchase of noncontrolling interest	—	—	—	—	2.7	2.7
Net change in postretirement benefit plans, net of tax	—	—	—	(0.2)	—	(0.2)
Net foreign currency translation adjustment	—	—	—	(70.8)	—	(70.8)
Other	—	—	(0.1)	—	0.1	—
July 2, 2022	82.7	$82.7	$2,329.9	$(404.3)	$8.3	$2,016.6

As of and for the Six Months Ended July 2, 2022
December 31, 2021	85.5	$85.5	$2,461.6	$(321.3)	$4.9	$2,230.7
Net income	—	—	149.4	—	0.7	150.1
Shares issued and activity from stock incentive plans	0.3	0.3	9.1	—	—	9.4
Share repurchased under repurchase plan	(3.0)	(3.0)	(237.9)	—	—	(240.9)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(8.4)	—	—	(8.5)
Dividends declared ($0.528 per share)	—	—	(43.9)	—	—	(43.9)
Purchase of noncontrolling interest	—	—	—	—	2.7	2.7
Net change in postretirement benefit plans, net of tax	—	—	—	(0.5)	—	(0.5)
Net foreign currency translation adjustment	—	—	—	(82.5)	—	(82.5)
July 2, 2022	82.7	$82.7	$2,329.9	$(404.3)	$8.3	$2,016.6
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Changes in Shareholders’ Equity.
ITT Inc. | Q2 2023 Form 10-Q | 6

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
Business Combination
On May 2, 2023, we completed the acquisition of Micro-Mode Products, Inc. (Micro-Mode) for a purchase price of $79.3, net of cash acquired. Subsequent to the acquisition, Micro-Mode’s results have been reported within our CCT segment. Refer to Note 18, Acquisitions and Investments, for more information.
Russia-Ukraine War
In February 2022, the United States and other leading nations announced targeted economic sanctions on Russia and certain Russian citizens in response to Russia’s war with Ukraine, which has increased regional instability and global economic and political uncertainty.
During the six months ended July 1, 2023 and July 2, 2022, we recorded total pre-tax charges of $3.2 and $8.0, respectively, primarily related to accounts receivable and inventory write-downs due to the suspension of business in Russia stemming from the Russia-Ukraine war. For further discussion of risks stemming from the Russia-Ukraine war, see Part I, Item IA, “Risk Factors” in our 2022 Annual Report for the fiscal year ended December 31, 2022.
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
ITT’s quarterly financial periods end on the Saturday that is closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. ITT’s second quarter for 2023 and 2022 ended on July 1, 2023 and July 2, 2022, respectively.
Certain prior year amounts have been reclassified to conform to the current year presentation.
ITT Inc. | Q2 2023 Form 10-Q | 7

NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all accounting standard updates (ASUs). ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated condensed financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquiror on the acquisition date in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), as if it had originated the contracts. Under the previous guidance, such assets and liabilities were recognized by the acquiror at fair value as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. We have adopted and applied this guidance in connection with the Habonim and Micro-Mode acquisitions. The adoption of this guidance did not have a significant impact on our operating results, financial position, or cash flows.
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
ITT Inc. | Q2 2023 Form 10-Q | 8

The following table presents our revenue, operating income, and operating margin for each segment.

	Revenue		Operating Income		Operating Margin
For the Three Months Ended	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Motion Technologies	$368.8	$331.3	$57.7	$47.0	15.6%	14.2%
Industrial Process	293.6	239.6	66.4	39.1	22.6%	16.3%
Connect & Control Technologies	172.2	163.2	28.4	28.2	16.5%	17.3%
Eliminations	(0.7)	(0.8)	—	—	—	—
Total segment results	833.9	733.3	152.5	114.3	18.3%	15.6%
Corporate and Other	—	—	(10.5)	(13.8)	—	—
Total	$833.9	$733.3	$142.0	$100.5	17.0%	13.7%

	Revenue		Operating Income		Operating Margin
For the Six Months Ended	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Motion Technologies	$733.6	$701.4	$111.1	$106.7	15.1%	15.2%
Industrial Process	560.1	441.8	121.7	59.5	21.7%	13.5%
Connect & Control Technologies	339.8	317.8	57.8	53.9	17.0%	17.0%
Eliminations	(1.7)	(1.5)	—	—	—	—
Total segment results	1,631.8	1,459.5	290.6	220.1	17.8%	15.1%
Corporate and Other	—	—	(24.3)	(25.0)	—	—
Total	$1,631.8	$1,459.5	$266.3	$195.1	16.3%	13.4%
The following table presents our total assets, capital expenditures, and depreciation & amortization expense for each segment.

As of and for the Six Months Ended	Total Assets		Capital Expenditures		Depreciation & Amortization
	July 1, 2023	December 31, 2022	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Motion Technologies	$1,327.0	$1,311.9	$29.9	$34.7	$32.3	$31.0
Industrial Process	1,288.2	1,218.6	7.1	4.9	11.1	12.6
Connect & Control Technologies	874.4	751.6	8.3	4.2	9.2	9.7
Corporate and Other	395.8	498.2	1.0	3.7	1.2	2.0
Total	$3,885.4	$3,780.3	$46.3	$47.5	$53.8	$55.3

ITT Inc. | Q2 2023 Form 10-Q | 9

NOTE 4
REVENUE
The following tables present our revenue disaggregated by end market.

For the Three Months Ended July 1, 2023	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$360.0	$—	$—	$—	$360.0
Chemical and industrial pumps	—	226.5	—	—	226.5
Aerospace and defense	2.0	—	94.1	—	96.1
General industrial	6.8	—	64.2	(0.7)	70.3
Energy	—	67.1	13.9	—	81.0
Total	$368.8	$293.6	$172.2	$(0.7)	$833.9

For the Six Months Ended July 1, 2023
Auto and rail	$716.0	$—	$—	$—	$716.0
Chemical and industrial pumps	—	444.5	—	—	444.5
Aerospace and defense	3.9	—	181.0	—	184.9
General industrial	13.7	—	134.7	(1.7)	146.7
Energy	—	115.6	24.1	—	139.7
Total	$733.6	$560.1	$339.8	$(1.7)	$1,631.8

For the Three Months Ended July 2, 2022
Auto and rail	$320.3	$—	$—	$—	$320.3
Chemical and industrial pumps	—	196.6	—	—	196.6
General industrial	8.5	—	74.5	(0.8)	82.2
Aerospace and defense	2.5	—	78.3	—	80.8
Energy	—	43.0	10.4	—	53.4
Total	$331.3	$239.6	$163.2	$(0.8)	$733.3

For the Six Months Ended July 2, 2022
Auto and rail	$680.7	$—	$—	$—	$680.7
Chemical and industrial pumps	—	363.8	—	—	363.8
General industrial	16.7	—	144.2	(1.5)	159.4
Aerospace and defense	4.0	—	153.2	—	157.2
Energy	—	78.0	20.4	—	98.4
Total	$701.4	$441.8	$317.8	$(1.5)	$1,459.5
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
ITT Inc. | Q2 2023 Form 10-Q | 10

The following table represents our net contract assets and liabilities.

As of the Period Ended	July 1, 2023	December 31, 2022
Current contract assets, net	$28.1	$26.3
Non-current contract assets, net	2.3	1.2
Current contract liabilities	(83.2)	(70.2)
Non-current contract liabilities	(4.4)	(4.4)
Net contract liabilities	$(57.2)	$(47.1)
During the three and six months ended July 1, 2023, we recognized revenue of $19.2 and $40.1, related to contract liabilities as of December 31, 2022. The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of July 1, 2023 was $1,215.8. Of this amount, we expect to recognize approximately $750 to $770 of revenue during the remainder of 2023.
NOTE 5
INCOME TAXES
The following table summarizes our income tax expense and effective tax rate.

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Income tax expense	$30.6	$24.0	$50.7	$43.5
Effective tax rate	21.9%	24.0%	19.5%	22.3%
The effective tax rate (ETR) for the three months ended July 1, 2023 was lower than the prior period primarily due to higher permanent tax benefits related to research and development incentives in both foreign and U.S. jurisdictions. For the six months ended July 1, 2023 the ETR was lower than the prior year as ITT recognized benefits of $16.3 from valuation allowance reversals on deferred tax assets in Germany. ITT also recognized tax benefits of $4.9 as a result of filing an amended 2017 consolidated federal tax return, which were partially offset by an expense of $14.1 relating to an Italian tax audit settlement covering tax years 2016-2022.
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
ITT Inc. | Q2 2023 Form 10-Q | 11

NOTE 6
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT.

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Basic weighted average common shares outstanding	82.4	83.1	82.5	84.0
Add: Dilutive impact of outstanding equity awards	0.2	0.3	0.3	0.3
Diluted weighted average common shares outstanding	82.6	83.4	82.8	84.3

Anti-dilutive shares(a)	0.2	0.2	0.2	—
(a)    Anti-dilutive shares related to equity stock unit awards excluded from the computation of diluted earnings per share.
NOTE 7
RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes our receivables and associated allowance for credit losses.

As of the Period Ended	July 1, 2023	December 31, 2022
Trade accounts receivable	$671.9	$614.0
Notes receivable	20.1	8.2
Other	12.9	18.3
Receivables, gross	704.9	640.5
Less: Allowance for credit losses - receivables	(15.6)	(11.7)
Receivables, net	$689.3	$628.8
The following table displays our allowance for credit losses for receivables and for contract assets, which are recorded within Receivables, net and Other current or non-current assets, respectively, within our Consolidated Condensed Balance Sheets.

As of the Period Ended	July 1, 2023	December 31, 2022
Allowance for credit losses - receivables	$15.6	$11.7
Allowance for credit losses - contract assets	0.5	0.5
Total allowance for credit losses	$16.1	$12.2
ITT Inc. | Q2 2023 Form 10-Q | 12

The following table displays a rollforward of our total allowance for credit losses.

	July 1, 2023	July 2, 2022
Total allowance for credit losses - January 1	$12.2	$12.5
Charges to income(a)	3.6	4.7
Write-offs	(0.4)	(0.4)
Foreign currency and other	0.7	0.1
Total allowance for credit losses - ending balance	$16.1	$16.9
(a)    We recognized bad debt expense of $1.2 and $1.9 relating to impacts stemming from the Russia-Ukraine war during the six months ended July 1, 2023 and July 2, 2022, respectively. See Note 1, Description of Business and Basis of Presentation, for further information.
NOTE 8
INVENTORIES
The following table summarizes our inventories.

As of the Period Ended	July 1, 2023	December 31, 2022
Raw materials	$375.5	$342.7
Work in process	108.5	104.6
Finished goods	89.2	86.6
Inventories(a)	$573.2	$533.9
(a)    We recorded inventory write-downs of $1.2 and $5.7 related to inventories held by entities impacted by the Russia-Ukraine war during the six months ended July 1, 2023 and July 2, 2022, respectively. See Note 1, Description of Business and Basis of Presentation, for further information.
Government Assistance (ASU 2021-10)
Since the start of the COVID-19 pandemic, energy prices have been increasing around the world, particularly in Europe. These increases have prompted governments to put in place measures to shield businesses and consumers from the direct impact of rising prices. These measures include granting subsidies to help offset the high energy prices.
ASU 2021-10 requires entities to provide information about the nature of transactions, related policies and effect of government grants on an entity’s financial statements. In particular, to qualify for an energy subsidy in Italy, a company must apply for and receive a certificate attesting that the company is an "energy and gas consuming company" (high energy consumption connected to the production cycle). The amount of subsidies granted is calculated based on a percentage of actual consumption, ranging from 20% to 45%. One of our Italian subsidiaries within our MT segment obtained this certificate and was granted energy subsidies from the Italian government beginning in April 2022. Based on the energy consumption, we recognized a benefit of $2.4 and $6.3 for the three and six months ended July 1, 2023. These energy subsidies are recorded within Costs of revenue in our Consolidated Statements of Operations. Energy subsidies for the three and six months ended July 2, 2022 were not material. There was no other material government assistance received by the Company or any of our subsidiaries during the periods.
ITT Inc. | Q2 2023 Form 10-Q | 13

NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS
The following table summarizes our other current and non-current assets.

As of the Period Ended	July 1, 2023	December 31, 2022
Advance payments and other prepaid expenses	$43.1	$45.0
Current contract assets, net	28.1	26.3
Prepaid income taxes	11.2	25.1
Other	22.2	16.5
Other current assets	$104.6	$112.9
Other employee benefit-related assets	$124.4	$119.8
Operating lease right-of-use assets(a)	86.8	73.8
Deferred income taxes(b)	74.5	54.7
Equity-method and other investments	45.3	42.9
Capitalized software costs	10.2	12.4
Environmental-related assets	7.3	9.6
Other	33.5	25.9
Other non-current assets	$382.0	$339.1
(a)    The increase in the operating lease right-of-use asset balance from December 31, 2022 to July 1, 2023 is primarily driven by the renewal of an operating facility lease in Irvine, California and by the current period acquisition of Micro-Mode.
(b)    The increase in deferred income taxes from December 31, 2022 to July 1, 2023 is primarily due to benefits of $16.3 from valuation allowance reversals on deferred tax assets in Germany.
NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET
The following table summarizes our property, plant, and equipment, net of accumulated depreciation.

	Useful life (in years)	July 1, 2023	December 31, 2022
Machinery and equipment	2 - 10	$1,272.0	$1,208.3
Buildings and improvements	5 - 40	284.5	277.6
Furniture, fixtures and office equipment	3 - 7	82.4	80.5
Construction work in progress		73.9	86.9
Land and improvements		29.1	29.3
Other		3.1	3.3
Plant, property and equipment, gross		1,745.0	1,685.9
Less: Accumulated depreciation		(1,216.3)	(1,159.1)
Plant, property and equipment, net		$528.7	$526.8
The following table summarizes our depreciation expense.

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Depreciation expense	$20.4	$21.0	$41.1	$42.0

ITT Inc. | Q2 2023 Form 10-Q | 14

NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2022	$287.7	$398.7	$278.4	$964.8
Acquired	—	—	43.4	43.4
Allocated to divestiture of business(a)	—	—	(2.4)	(2.4)
Foreign exchange translation	2.7	0.5	0.3	3.5
Goodwill - July 1, 2023	$290.4	$399.2	$319.7	$1,009.3
(a)    During the second quarter of 2023, we completed the sale of a product line within our CCT segment to a third party for $10.5. The Company determined that the product line met the definition of a business per ASC 805, Business Combinations. As a result of the transaction, we recognized a gain on sale of $7.2, which is included in the General and administrative expenses line on our Consolidated Statements of Operations for the three and six months ended July 1, 2023. Goodwill of $2.4 was allocated to the divestiture.
Other Intangible Assets, Net
The following table summarizes our other intangible assets, net of accumulated amortization.

	July 1, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$215.5	$(134.6)	$80.9	$191.5	$(127.1)	$64.4
Proprietary technology	64.2	(33.1)	31.1	59.2	(30.8)	28.4
Patents and other	20.8	(17.1)	3.7	17.6	(16.6)	1.0
Finite-lived intangible total	300.5	(184.8)	115.7	268.3	(174.5)	93.8
Indefinite-lived intangibles	20.5	—	20.5	19.0	—	19.0
Other intangible assets	$321.0	$(184.8)	$136.2	$287.3	$(174.5)	$112.8
The following table summarizes our amortization expense related to finite-lived intangible assets.

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Amortization expense	$5.1	$5.8	$9.8	$10.0
The preliminary fair values of intangible assets acquired in connection with the purchase of Micro-Mode total $34.8. Refer to Note 18, Acquisitions and Investments, for further information.
ITT Inc. | Q2 2023 Form 10-Q | 15

NOTE 12
ACCRUED AND OTHER CURRENT AND NON-CURRENT LIABILITIES
The following table summarizes our accrued liabilities and other non-current liabilities.

As of the Period Ended	July 1, 2023	December 31, 2022
Compensation and other employee-related benefits	$143.9	$134.4
Contract liabilities and other customer-related liabilities	118.0	92.2
Accrued income taxes and other tax-related liabilities	27.1	27.1
Operating lease liabilities	18.7	19.0
Accrued warranty costs	14.2	14.3
Environmental liabilities and other legal matters	6.4	5.7
Accrued restructuring costs	2.7	3.9
Other	40.3	36.8
Accrued and other current liabilities	$371.3	$333.4
Operating lease liabilities(a)	$72.3	$58.9
Environmental liabilities	51.5	53.1
Deferred income taxes and other tax-related liabilities	35.1	31.1
Compensation and other employee-related benefits	26.8	25.0
Non-current maturities of long-term debt	6.8	7.7
Other	23.7	24.4
Other non-current liabilities	$216.2	$200.2
(a)    The increase in the non-current operating lease liabilities balance from December 31, 2022 to July 1, 2023 is primarily driven by the renewal of an operating facility lease in Irvine, California, and by the current period acquisition of Micro-Mode.

ITT Inc. | Q2 2023 Form 10-Q | 16

NOTE 13
DEBT
The following table summarizes our outstanding debt obligations.

As of the Period Ended	July 1, 2023	December 31, 2022
Commercial paper	$393.8	$448.3
Current maturities of long-term debt and finance leases	2.2	2.2
Other short-term notes payable	0.5	0.5
Commercial paper and current maturities of long-term debt	396.5	451.0
Non-current maturities of long-term debt(a)	6.8	7.7
Total debt and finance leases	$403.3	$458.7
(a)    Our long-term debt is primarily related to outstanding Italian government loans.
Commercial Paper
The following table presents our outstanding commercial paper borrowings and associated weighted average interest rates as of July 1, 2023 and December 31, 2022.

As of the Period Ended	July 1, 2023	December 31, 2022
Commercial Paper Outstanding - U.S. Program	$80.0	$299.2
Commercial Paper Outstanding - Euro Program	313.8	149.1
Total Commercial Paper Outstanding	$393.8	448.3
Weighted Average Interest Rate - U.S. Program	5.45%	4.92%
Weighted Average Interest Rate - Euro Program	3.82%	2.31%
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
On May 10, 2023, we entered into the First Amendment (the Amendment) to the Company’s 2021 Revolving Credit Agreement. In connection with the phase out of LIBOR as a reference interest rate, the Amendment replaced LIBOR as a benchmark for United States Dollar revolving borrowings with the term secured overnight funding rate (Term SOFR), and replaced LIBOR as a benchmark for Euro swing line borrowings with the euro overnight short-term rate (ESTR). The Amendment did not have a significant impact on the Company’s consolidated financial statements.
Since the Amendment, the interest rate per annum on the 2021 Revolving Credit Agreement is based on the term SOFR of the currency we borrow in, plus a margin of 1.1%. As of July 1, 2023 and December 31, 2022, we had no outstanding borrowings under the 2021 Revolving Credit Agreement. There is a 0.15% fee per annum applicable to the commitments under the 2021 Revolving Credit Agreement. The margin and fees are subject to adjustment should the Company’s credit ratings change.
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
ITT Inc. | Q2 2023 Form 10-Q | 17

to permit the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (leverage ratio) to exceed 3.50 to 1.00, with a qualified acquisition step up immediately following such qualified acquisition of 4.00 to 1.00 for four quarters, 3.75 to 1.00 for two quarters thereafter, and returning to 3.50 to 1.00 thereafter.
As of July 1, 2023, all financial covenants (e.g., leverage ratio) associated with the 2021 Revolving Credit Agreement were within the prescribed thresholds.
NOTE 14
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses in our Consolidated Condensed Statements of Operations. The following table summarizes our LTIP costs.

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Equity-based awards	$5.4	$5.0	$10.1	$8.7
Liability-based awards	—	0.1	0.8	0.7
Total share-based compensation expense	$5.4	$5.1	$10.9	$9.4
As of July 1, 2023, there was $36.2 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.1 years. Additionally, unrecognized compensation cost related to liability-based awards was $2.6, which is expected to be recognized ratably over a weighted-average period of 2.2 years.
Year-to-Date 2023 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and have three-year service periods. These awards either vest equally each year or at the completion of the three-year service period. During the six months ended July 1, 2023, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.2	$92.12
Performance stock units (PSUs)	0.1	$112.31
During the six months ended July 1, 2023 and July 2, 2022, a nominal amount of non-qualified stock options were exercised resulting in proceeds of $0.4 and $0.7, respectively. During the six months ended July 1, 2023 and July 2, 2022, RSUs of 0.1 and 0.1, respectively, vested and were issued. During the six months ended July 1, 2023 and July 2, 2022, PSUs of 0.1 and 0.1 that vested on December 31, 2022 and 2021, respectively, were issued.

NOTE 15
CAPITAL STOCK
On October 30, 2019, the Board of Directors approved an indefinite term $500 open-market share repurchase program (the 2019 Plan). During the six months ended July 1, 2023 and July 2, 2022, the Company repurchased and retired 0.7 and 3.0 shares of common stock for $60.5 and $240.9, respectively.
Separate from the open-market share repurchase program, the Company withholds shares of common stock in settlement of employee tax withholding obligations due upon the vesting of equity-based compensation awards. During the six months ended July 1, 2023 and July 2, 2022, the Company withheld 0.1 and 0.1 shares of common stock for $6.4 and $8.5, respectively.
ITT Inc. | Q2 2023 Form 10-Q | 18

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
The following table provides a rollforward of our estimated environmental liability.

	July 1, 2023	July 2, 2022
Environmental liability - beginning balance	$57.1	$54.1
Change in estimates for pre-existing accruals:
Continuing operations	0.7	—
Discontinued operations(a)	—	5.4
Accruals added during the period for new matters	—	0.1
Payments	(2.3)	(2.7)
Foreign currency	0.1	(0.3)
Environmental liability - ending balance	$55.6	$56.6
(a)    During the six months ended July 2, 2022, we increased the estimated environmental liability for a former site of ITT by $5.4 and recognized an insurance-related asset of $4.3. The resulting net pre-tax expense of $1.1 has been presented as a loss from discontinued operations within the Consolidated Condensed Statements of Operations.
Environmental-related assets, including a Qualified Settlement Fund and estimated recoveries from insurance providers and other third parties, were $11.4 and $14.5 as of July 1, 2023 and July 2, 2022, respectively.
The following table illustrates the reasonably possible high range of estimated liability and number of active sites.

As of the Period Ended	July 1, 2023	July 2, 2022
High-end estimate of environmental liability	$90.6	$100.0
Number of open environmental sites	25	27
ITT Inc. | Q2 2023 Form 10-Q | 19

As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
NOTE 17
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
Foreign Currency Derivative Contracts
The Company enters into foreign currency forward or option contracts to mitigate foreign currency risk associated with transacting with international customers, suppliers, and subsidiaries. The notional amounts and fair values of our outstanding foreign currency derivative contracts, which are recorded within Other current assets in our Consolidated Condensed Balance Sheets, were as follows:

As of the Period Ended	July 1, 2023	December 31, 2022
Notional amount (U.S. dollar equivalent)	$86.0	$136.5
Fair value of foreign currency derivative contracts(a)	$0.6	$1.7
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
Gains or losses arising from changes in fair value of our foreign currency derivative contracts are recorded within General and administrative expenses in our Consolidated Condensed Statements of Operations, and were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
(Loss) gain on foreign currency derivative contracts(b)	$(2.1)	$3.3	$(3.2)	$5.6
(b)    None of our derivative contracts were designated as hedging instruments under ASC 815 - Derivatives & Hedging.
The cash flow impact upon settlement of our foreign currency derivative contracts is included in operating activities in our Consolidated Condensed Statements of Cash Flows. During the six months ended July 1, 2023 and July 2, 2022, net cash inflows from foreign currency derivative contracts were $4.8 and $1.8, respectively.

ITT Inc. | Q2 2023 Form 10-Q | 20

NOTE 18
ACQUISITIONS AND INVESTMENTS
Acquisition of Micro-Mode Products, Inc. (Micro-Mode)
On May 2, 2023, we completed the acquisition of Micro-Mode for a purchase price of $79.3, net of cash acquired. Micro-Mode is a specialty designer and manufacturer of high-bandwidth radio frequency (RF) connectors for harsh environment defense and space applications. Micro-Mode has a single manufacturing site near San Diego, California and generated approximately $26 in sales in 2022. Subsequent to the acquisition, Micro-Mode’s results have been reported within our CCT segment.
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

Preliminary Allocation of Purchase Price
Receivables	$2.5
Inventory	5.6
Plant, property and equipment	3.2
Goodwill	43.4
Other intangible assets	34.8
Other assets	2.7
Accounts payable and accrued liabilities	(2.1)
Other liabilities	(10.8)
Net assets acquired	$79.3
Pro forma results of operations have not been presented because the acquisition was not deemed significant as of the acquisition date.
Acquisition of Habonim Industrial Valves and Actuators Ltd (Habonim)
On April 4, 2022, we completed the acquisition of 100% of the privately held stock of Habonim for a purchase price of $139.9. Habonim is a designer and manufacturer of valves, valve automation and actuation for gas distribution (including liquified natural gas), biotech and harsh application service sectors. Habonim sells directly to original equipment manufacturers and integrators for customized solutions. Habonim has operations in Israel, the U.S., and the Netherlands, and has a workforce of approximately 200 employees. Subsequent to the acquisition, Habonim’s results have been reported within our IP segment. The allocation of the purchase price to the assets acquired and liabilities assumed was completed as of April 1, 2023.
Investments in CRP Technology and CRP USA (CRP)
During the second quarter of 2022, we purchased a minority investment of 46% in CRP Technology Srl and 33% in CRP USA LLC (collectively "CRP") for $23.0. CRP is a manufacturer of reinforced composite materials for 3D printing for the aerospace, defense, premium automotive, and motorsports industries. CRP's Windform® high-performance materials enable engineers to develop complex, customized designs while providing lightweight and exceptionally durable products. In May 2023, ITT purchased an additional 9% share of CRP USA LLC for $1.4. This additional investment brings ITT’s direct share ownership in CRP USA LLC to 42% as of July 1, 2023. The CRP investments are accounted for as equity method investments.
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
ITT Inc. | Q2 2023 Form 10-Q | 21

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
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three and six months ended July 2, 2022, unless stated otherwise.
Macroeconomic Conditions
During the second quarter of 2023, there has been continued uncertainty in the global economy, which has been, and will continue to be, influenced by a number of external factors, which are described below.
Russia-Ukraine War
In February 2022, the United States and other leading nations announced targeted economic sanctions on Russia and certain Russian citizens in response to Russia’s war with Ukraine, which has increased regional instability and global economic and political uncertainty.
During the six months ended July 1, 2023 and July 2, 2022, we recorded total pre-tax charges of $3.2 and $8.0, respectively, primarily related to accounts receivable and inventory write-downs due to the suspension of business in Russia stemming from the Russia-Ukraine war. For further discussion of risks stemming from the Russia-Ukraine war, see Part I, Item IA, “Risk Factors” in our 2022 Annual Report for the fiscal year ended December 31, 2022.
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
ITT Inc. | Q2 2023 Form 10-Q | 22

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
Global macroeconomic conditions have led and may continue to lead to decreased demand for our products, increased costs, and reduced operating margins. We have been able to offset most of these negative impacts through pricing actions and productivity savings, which we continue to pursue. Future impacts on our business and financial results as a result of these conditions are not estimable at this time, and depend, in part, on the extent to which these conditions improve or worsen, which remains uncertain. For additional discussion of the risks related to global macroeconomic conditions, see Part I, Item IA, “Risk Factors” in our 2022 Annual Report.
ITT Inc. | Q2 2023 Form 10-Q | 23

EXECUTIVE SUMMARY
The following table provides a summary of key performance indicators for the second quarter of 2023 as compared to the second quarter of 2022.

Revenue	Segment Operating Income	Segment Operating Margin	EPS
$834	$153	18.3%	$1.31
14% Increase	33% Increase	270bp Increase	44% Increase
Organic Revenue	Adjusted Segment Operating Income	Adjusted Segment Operating Margin	Adjusted EPS
$825	$156	18.7%	$1.33
12% Increase	34% Increase	280bp Increase	36% Increase
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled “Key Performance Indicators and Non-GAAP Measures” for definitions and reconciliations between GAAP and non-GAAP metrics.
Our second quarter 2023 results are summarized below:
•Revenue of $833.9 increased by $100.6 due to higher sales volume and pricing actions, particularly within IP’s pump project, baseline pumps and aftermarket businesses, MT’s Friction business, and CCT’s components business. In addition, revenue was favorably impacted by foreign currency translation of $5.1 and by the acquisition of Micro-Mode, which contributed $3.9 to total revenue growth.
•Segment operating income of $152.5, increased by $38.2 despite unfavorable foreign currency impacts of $8.9. The increase was due to productivity savings, pricing actions, and higher sales volume. In addition, the current period benefited from a gain of $7.2 on the sale of a product line within our CCT segment and income of $3.7 from a recovery of costs associated with the 2020 lease termination of a legacy site. The increase in segment operating income was partially offset by higher raw material, labor and overhead costs stemming from continued supply chain challenges and cost inflation.
•Income from continuing operations was $1.31 per diluted share, an increase of $0.40 as compared to the prior year, primarily due to higher segment operating income, as discussed above. Adjusted income from continuing operations was $1.33 per diluted share, an increase of $0.35 as compared to the prior year.
With respect to capital deployment, on May 2, 2023, we acquired Micro-Mode Products, Inc. (Micro-Mode) for a purchase price of $79.3, net of cash acquired. See Note 18, Acquisitions and Investments, for more information. In addition, during the second quarter of 2023, we repurchased 0.4 shares of common stock on the open market for $30.5 and declared a dividend of $0.29 per share, which was a 10% increase from the quarterly dividend of $0.264 in 2022.
ITT Inc. | Q2 2023 Form 10-Q | 24

DISCUSSION OF FINANCIAL RESULTS

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Change		July 1, 2023	July 2, 2022	Change
Revenue	$833.9	$733.3	13.7%		$1,631.8	$1,459.5	11.8%
Gross profit	280.0	222.2	26.0%		541.9	440.6	23.0%
Operating expenses	138.0	121.7	13.4%		275.6	245.5	12.3%
Operating income	142.0	100.5	41.3%		266.3	195.1	36.5%
Interest and non-operating expenses, net	2.5	0.5	400.0%		6.0	0.3	1,900.0%
Income tax expense	30.6	24.0	27.5%		50.7	43.5	16.6%
Net income attributable to ITT Inc.	108.2	74.6	45.0%		208.2	149.4	39.4%

Gross margin	33.6%	30.3%	330	bp	33.2%	30.2%	300	bp
Operating expense to revenue ratio	16.5%	16.6%	(10)	bp	16.9%	16.8%	10	bp
Operating margin	17.0%	13.7%	330	bp	16.3%	13.4%	290	bp
Effective tax rate	21.9%	24.0%	(210)	bp	19.5%	22.3%	(280)	bp

REVENUE
The following table illustrates the revenue derived from each of our segments.

For the Three Months Ended	July 1, 2023	July 2, 2022	Change	Organic Growth(a)
Motion Technologies	$368.8	$331.3	11.3%	9.7%
Industrial Process	293.6	239.6	22.5%	22.6%
Connect & Control Technologies	172.2	163.2	5.5%	3.1%
Eliminations	(0.7)	(0.8)
Total Revenue	$833.9	$733.3	13.7%	12.5%

For the Six Months Ended	July 1, 2023	July 2, 2022	Change	Organic Growth(a)
Motion Technologies	$733.6	$701.4	4.6%	5.8%
Industrial Process	560.1	441.8	26.8%	23.9%
Connect & Control Technologies	339.8	317.8	6.9%	6.3%
Eliminations	(1.7)	(1.5)
Total Revenue	$1,631.8	$1,459.5	11.8%	11.4%
(a)See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Motion Technologies
MT revenue increased by $37.5 and $32.2 for the three and six months ended July 1, 2023, respectively, primarily driven by higher sales volume and pricing actions. Specifically, the increases in sales volume were driven by growth in our Friction business of 13% and 8%, respectively, due to strong OE growth, partially offset by declines in our Wolverine business of 11% and 9%, respectively, primarily attributable to sealing materials. In addition, the three-month period benefited from favorable foreign currency translation of $5.3, while the six-month period was negatively impacted by unfavorable foreign currency translation of $8.3 and impacts from the Russia-Ukraine war. Excluding the impact of foreign currency translation, organic revenue during the three- and six-month periods grew $32.2 and $40.5, respectively.
In March 2023, our Friction business signed a 10-year agreement, effective on January 1, 2024, for the supply of ITT aftermarket brake pads to Continental AG. The agreement is expected to generate over $1 billion in revenue over the term of the agreement.
ITT Inc. | Q2 2023 Form 10-Q | 25

Industrial Process
IP revenue for the three and six months ended July 1, 2023 increased by $54.0 and $118.3, respectively, primarily driven by higher sales volume and pricing actions. Specifically, the increases in both periods were driven by growth in pump project sales of 101% and 72%, respectively, primarily attributable to the energy market, and growth in baseline pumps, aftermarket parts and service. The six-month period also benefited by $15.0 from the acquisition of Habonim, which occurred in the second quarter of 2022. The increases in both periods were partially offset by unfavorable foreign currency translation of $0.2 and $2.4, respectively. Excluding the impact from Habonim and unfavorable foreign currency translation, organic revenue increased by $54.2 and $105.7, respectively.
The level of order and shipment activity at IP can vary significantly from period to period due to pump projects which are highly engineered, customized to customer needs, and have longer lead times. Total orders during the three and six months ended July 1, 2023 were $343.0 and $670.3, increases of 15% and 20%, respectively, versus the comparable prior year periods. Backlog as of July 1, 2023 was $688.8, an increase of $108.8, or 19%, as compared to December 31, 2022. Our backlog represents firm orders that have been received, acknowledged, and entered into our production systems.
Connect & Control Technologies
CCT revenue for the three and six months ended July 1, 2023 increased by $9.0 and $22.0, respectively, primarily driven by pricing actions and the second quarter acquisition of Micro-Mode, which had current period revenue of $3.9. The six-month period also benefited from higher sales volume, partially offset by unfavorable foreign currency translation of $2.0. Specifically, the increases in both periods were driven by growth in component sales of 26% and 21%, respectively, particularly within the aerospace and defense markets. Excluding the impact from acquisitions and foreign currency translation, organic revenue increased $5.0 and $20.1, respectively.

GROSS PROFIT
Gross profit for the three months ended July 1, 2023 and July 2, 2022 was $280.0 and $222.2, respectively, reflecting a gross margin of 33.6% and 30.3%. Gross profit for the six months ended July 1, 2023 and July 2, 2022 was $541.9 and $440.6, respectively, reflecting a gross margin of 33.2% and 30.2%. The increases in gross profit for both periods was primarily driven by increases in revenue, as described above, and productivity savings. In addition, the current six-month period benefited from lower charges related to the Russia-Ukraine war. The increases in gross profit for both periods were partially offset by increases in raw material and labor costs, which were driven by inflationary pressures as discussed above. See section titled, “Macroeconomic Conditions”, for further information.

ITT Inc. | Q2 2023 Form 10-Q | 26

OPERATING EXPENSES
The following table summarizes our operating expenses, including by segment.

	Three Months Ended			Six Months Ended
	July 1, 2023	July 2, 2022	Change	July 1, 2023	July 2, 2022	Change
General and administrative expenses	$68.4	$57.0	20.0%	$136.7	$117.4	16.4%
Sales and marketing expenses	43.9	40.4	8.7%	86.8	78.8	10.2%
Research and development expenses	25.7	24.3	5.8%	52.1	49.3	5.7%
Total operating expenses	$138.0	$121.7	13.4%	$275.6	$245.5	12.3%
Total operating expenses by segment:
Motion Technologies	$42.6	$32.7	30.3%	$86.4	$73.9	16.9%
Industrial Process	53.1	46.0	15.4%	101.7	86.9	17.0%
Connect & Control Technologies	31.7	29.2	8.6%	63.1	59.8	5.5%
Corporate & Other	10.6	13.8	(23.2)%	24.4	24.9	(2.0)%
General and administrative (G&A) expenses increased $11.4 and $19.3 for the three and six months ended July 1, 2023. The increases in both periods were primarily driven by unfavorable foreign currency impacts, higher personnel and incentive-based compensation costs, and higher strategic M&A-related costs to support the acquisition of Micro-Mode. The increases were partially offset by a gain of $7.2 resulting from the sale of a product line within our CCT segment, income of $3.7 from a recovery of costs associated with the 2020 lease termination of a legacy site, lower restructuring and asset impairment charges, and higher corporate-owned life insurance gains.
Sales and marketing expenses increased $3.5 and $8.0 for the three and six months ended July 1, 2023, primarily driven by higher personnel and other sales-related costs to support higher sales activity.
Research and development expenses increased $1.4 and $2.8 for the three and six months ended July 1, 2023, primarily driven by higher personnel costs and continued strategic investments in innovation and new product development to drive future growth.
OPERATING INCOME
The following table summarizes our operating income and margin by segment.

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Change		July 1, 2023	July 2, 2022	Change
Motion Technologies	$57.7	$47.0	22.8%		$111.1	$106.7	4.1%
Industrial Process	66.4	39.1	69.8%		121.7	59.5	104.5%
Connect & Control Technologies	28.4	28.2	0.7%		57.8	53.9	7.2%
Segment operating income	152.5	114.3	33.4%		290.6	220.1	32.0%
Corporate and Other	(10.5)	(13.8)	(23.9)%		(24.3)	(25.0)	(2.8)%
Total operating income	$142.0	$100.5	41.3%		$266.3	$195.1	36.5%
Operating margin:
Motion Technologies	15.6%	14.2%	140	bp	15.1%	15.2%	(10)	bp
Industrial Process	22.6%	16.3%	630	bp	21.7%	13.5%	820	bp
Connect & Control Technologies	16.5%	17.3%	(80)	bp	17.0%	17.0%	—	bp
Segment operating margin	18.3%	15.6%	270	bp	17.8%	15.1%	270	bp
Consolidated operating margin	17.0%	13.7%	330	bp	16.3%	13.4%	290	bp
MT operating income for the three and six months ended July 1, 2023 increased $10.7 and $4.4, respectively, primarily due to productivity savings as well as from higher revenue, as discussed above. The six-month period also benefited from lower charges related to the Russia-Ukraine war.
ITT Inc. | Q2 2023 Form 10-Q | 27

The increases in operating income for both periods were partially offset by higher raw material and labor costs and unfavorable foreign currency impacts. The increase related to the six-month period was also partially offset by higher overhead costs and unfavorable sales mix.
IP operating income for the three and six months ended July 1, 2023 increased $27.3 and $62.2, respectively, primarily driven by higher revenue, as discussed above, and productivity savings. The six-month period also benefited from lower charges related to the Russia-Ukraine war. The increases in operating income for both periods were partially offset by higher raw material and labor costs, unfavorable sales mix, and unfavorable foreign currency impacts.
CCT operating income for the three and six months ended July 1, 2023 increased $0.2 and $3.9, respectively, primarily driven by higher revenue, as discussed above, productivity savings, and a gain of $7.2 resulting from the sale of a product line. The increase in operating income was partially offset by higher raw material, labor and overhead costs, higher strategic growth investment, and unfavorable foreign currency impacts.
Other corporate costs for the three and six months ended July 1, 2023 decreased $3.3 and $0.7, respectively, primarily driven by income of $3.7 from a recovery of costs associated with the 2020 lease termination of a legacy site as well as by higher corporate-owned life insurance gains, partially offset by higher personnel costs.
INTEREST AND NON-OPERATING EXPENSE (INCOME), NET
The following table summarizes our interest and non-operating expense (income), net.

	Three Months Ended			Six Months Ended
	July 1, 2023	July 2, 2022	Change	July 1, 2023	July 2, 2022	Change
Interest expense	$4.5	$1.8	150.0%	$11.2	$2.7	314.8%
Interest income	(2.0)	(0.9)	122.2%	(4.6)	(1.8)	155.6%
Miscellaneous income, net	(0.1)	(0.7)	(85.7)%	(0.9)	(1.4)	(35.7)%
Non-operating postretirement costs, net	0.1	0.3	(66.7)%	0.3	0.8	(62.5)%
Interest and non-operating expense (income), net	$2.5	$0.5	400.0%	$6.0	$0.3	1,900.0%
The increases in interest and non-operating expense (income), net for the three and six months ended July 1, 2023 were primarily driven by higher interest expense associated with higher weighted average interest rates on our commercial paper borrowings. The six-month period also included interest expense of $1.4 related to a tax audit settlement in Italy, as discussed in the income tax expense section below.
INCOME TAX EXPENSE
The following table summarizes our income tax expense and effective tax rate.

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Change		July 1, 2023	July 2, 2022	Change
Income tax expense	$30.6	$24.0	27.5%		$50.7	$43.5	16.6%
Effective tax rate	21.9%	24.0%	(210)	bp	19.5%	22.3%	(280)	bp
ITT Inc. | Q2 2023 Form 10-Q | 28

The effective tax rate (ETR) for the three months ended July 1, 2023 was lower than the prior period primarily due to higher permanent tax benefits related to research and development incentives in both foreign and U.S. jurisdictions. For the six months ended July 1, 2023 the ETR was lower primarily due to benefits of $16.3 from valuation allowance reversals on deferred tax assets in Germany. ITT also recognized tax benefits of $4.9 as a result of filing an amended 2017 consolidated federal tax return, which were partially offset by an expense of $14.1 relating to an Italian tax audit settlement covering tax years 2016-2022.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We support our growth and expansion in markets outside of the U.S. through the enhancement of existing products and development of new products, increased capital spending, and potential foreign acquisitions. We look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We transfer cash between certain international subsidiaries and the U.S. when it is cost effective to do so. During the six months ended July 1, 2023, we had net cash distributions from foreign countries to the U.S. of $300.5. During the year ended December 31, 2022, we had net cash distributions from foreign countries to the U.S. of $74.0. The timing and amount of any additional future distributions will be evaluated based on our jurisdictional cash needs.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, several factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, we cannot provide any assurance as to what level of dividends, if any, will be paid in the future. In the second quarter of 2023, we declared a dividend of $0.290 per share for shareholders of record on June 9, 2023, which was a 10% increase from the quarterly dividends declared of $0.264 in 2022. Dividend payments during the six months ended July 1, 2023 amounted to $48.1.
During the six months ended July 1, 2023 and July 2, 2022, we spent $60.5 and $240.9, respectively, on open-market share repurchases under our share repurchase programs. All repurchased shares are retired immediately following the repurchases. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding.
The following table presents our outstanding commercial paper borrowings.

	July 1, 2023	December 31, 2022
Commercial Paper Outstanding - U.S. Program	$80.0	$299.2
Commercial Paper Outstanding - Euro Program	313.8	149.1
Total Commercial Paper Outstanding	$393.8	448.3
ITT Inc. | Q2 2023 Form 10-Q | 29

From December 31, 2022 to July 1, 2023, we substantially reduced our borrowings under the U.S. commercial paper program and increased our borrowings under the Euro program to reduce our cost of debt given the lower interest rates under the Euro program. See Note 13, Debt, to the Consolidated Condensed Financial Statements for further information.
All outstanding commercial paper for both periods had maturity terms of less than three months from the date of issuance.
Revolving Credit Agreement
On August 5, 2021, we entered into a revolving credit facility agreement with a syndicate of third party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, and (ii) letters of credit for a face amount of up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments by a minimum aggregate amount of $10 or any whole multiple of $1 in excess thereof. Borrowings under the credit facility are available in U.S. dollars, Euros, British pound sterling or any other currency that may be requested by us, subject to the approval of the administrative agent and each lender. We are permitted to request that lenders increase the commitments under the facility by up to $350 for a maximum aggregate principal amount of $1,050; however, this is subject to certain conditions and therefore may not be available to us. As of July 1, 2023 and December 31, 2022, we had no outstanding borrowings under the 2021 Revolving Credit Agreement.
On May 10, 2023, entered into the First Amendment (the Amendment) to the Company’s 2021 Revolving Credit Agreement. In connection with the phase out of LIBOR as a reference interest rate, the Amendment replaced LIBOR as a benchmark for United States Dollar revolving borrowings with the term secured overnight funding rate (Term SOFR), and replaced LIBOR as a benchmark for Euro swing line borrowings with the euro overnight short-term rate (ESTR). The Amendment did not have a significant impact on the Company’s consolidated financial statements.
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

For the Six Months Ended	July 1, 2023	July 2, 2022
Operating activities	$197.8	$54.2
Investing activities	(119.8)	(218.4)
Financing activities	(176.3)	70.5
Foreign exchange	(0.4)	(28.1)
Total net cash from continuing operations	(98.7)	(121.8)
Net cash from discontinued operations	(0.2)	—
Net change in cash and cash equivalents	$(98.9)	$(121.8)
Operating Activities
The increase in net cash from operating activities of $143.6 was primarily due to an increase in segment operating income, lower incentive-based compensation payments related to the prior year, and favorable year-over-year net working capital impacts primarily due to improved inventory management.
ITT Inc. | Q2 2023 Form 10-Q | 30

Investing Activities
The decrease in net cash used in investing activities of $98.6 is mainly driven by our acquisition and equity-method investment activity. On May 2, 2023, we completed the acquisition of Micro-Mode for a purchase price of $79.3, net of cash. In the prior year, we acquired Habonim for a purchase price of $139.9 and we purchased a minority investment in CRP Technology Srl and CRP USA LLC for $23.0. Refer to Note 18, Acquisitions and Investments, for further information. In addition, during the second quarter of 2023, we received proceeds of $10.5 from the sale of a product line within our CCT segment to a third party.
Financing Activities
The decline in net cash from financing activities of $246.8 was due to a decrease of $425.6 in cash flows related to commercial paper borrowings, partially offset by a decrease of $180.9 in open-market repurchases of ITT common stock.
ITT Inc. | Q2 2023 Form 10-Q | 31

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
The following tables include a reconciliation of revenue to organic revenue by segment.

Three Months Ended July 1, 2023	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2023 Revenue	$368.8	$293.6	$172.2	$(0.7)	$833.9
Acquisitions	—	—	(3.9)	—	(3.9)
Foreign currency translation	(5.3)	0.2	(0.1)	0.1	(5.1)
2023 Organic revenue	$363.5	$293.8	$168.2	$(0.6)	$824.9
2022 Revenue	$331.3	$239.6	$163.2	$(0.8)	$733.3
Organic growth	$32.2	$54.2	$5.0	$0.2	$91.6
Percentage change	9.7%	22.6%	3.1%		12.5%

Six Months Ended July 1, 2023
2023 Revenue	$733.6	$560.1	$339.8	$(1.7)	$1,631.8
Acquisitions	—	(15.0)	(3.9)	—	(18.9)
Foreign currency translation	8.3	2.4	2.0	0.1	12.8
2023 Organic revenue	$741.9	$547.5	$337.9	$(1.6)	$1,625.7
2022 Revenue	$701.4	$441.8	$317.8	$(1.5)	$1,459.5
Organic growth	$40.5	$105.7	$20.1	$(0.1)	$166.2
Percentage change	5.8%	23.9%	6.3%		11.4%

ITT Inc. | Q2 2023 Form 10-Q | 32

•“Adjusted operating income” and “Adjusted segment operating income” are defined as operating income and segment operating income, adjusted to exclude special items that include, but are not limited to, restructuring, certain asset impairment charges, certain acquisition-related impacts and unusual or infrequent operating items. Special items represent charges or credits that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. “Adjusted operating margin” and “Adjusted segment operating margin” are defined as adjusted operating income or adjusted segment operating income, respectively, divided by revenue. We believe that these financial measures are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as evaluating operating performance in relation to our competitors.
The following tables include a reconciliation of operating income to adjusted operating income by segment.

Three Months Ended July 1, 2023	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income	$57.7	$66.4	$28.4	$152.5	$(10.5)	$142.0
Restructuring costs	0.1	0.4	0.1	0.6	—	0.6
Impacts related to Russia-Ukraine war	1.1	0.3	—	1.4	—	1.4
Acquisition-related net expenses	—	—	1.8	1.8	—	1.8
Other(a)	—	—	(0.1)	(0.1)	(3.7)	(3.8)
Adjusted operating income	$58.9	$67.1	$30.2	$156.2	$(14.2)	$142.0

Operating margin	15.6%	22.6%	16.5%	18.3%		17.0%
Adjusted operating margin	16.0%	22.9%	17.5%	18.7%		17.0%

Six Months Ended July 1, 2023
Operating income	$111.1	$121.7	$57.8	$290.6	$(24.3)	$266.3
Impacts related to Russia-Ukraine war	1.4	1.8	—	3.2	—	3.2
Restructuring costs	0.4	0.3	0.2	0.9	—	0.9
Acquisition-related net expenses	—	—	1.6	1.6	—	1.6
Other(a)	—	—	(0.1)	(0.1)	(3.7)	(3.8)
Adjusted operating income	$112.9	$123.8	$59.5	$296.2	$(28.0)	$268.2

Operating margin	15.1%	21.7%	17.0%	17.8%		16.3%
Adjusted operating margin	15.4%	22.1%	17.5%	18.2%		16.4%
(a)Includes income from a recovery of costs associated with the 2020 lease termination of a legacy site.
ITT Inc. | Q2 2023 Form 10-Q | 33

Three Months Ended July 2, 2022	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income	$47.0	$39.1	$28.2	$114.3	$(13.8)	$100.5
Impacts related to Russia-Ukraine war	(0.5)	(0.3)	—	(0.8)	—	(0.8)
Restructuring costs	1.5	0.8	(0.1)	2.2	—	2.2
Asset impairment charges	—	—	—	—	1.7	1.7
Other(b)	0.2	0.6	—	0.8	0.3	1.1
Adjusted operating income	$48.2	$40.2	$28.1	$116.5	$(11.8)	$104.7

Operating margin	14.2%	16.3%	17.3%	15.6%		13.7%
Adjusted operating margin	14.5%	16.8%	17.2%	15.9%		14.3%

Six Months Ended July 2, 2022
Operating income	$106.7	$59.5	$53.9	$220.1	$(25.0)	$195.1
Impacts related to Russia-Ukraine war	3.7	4.3	—	8.0	—	8.0
Restructuring costs	1.5	1.0	—	2.5	—	2.5
Asset impairment charges	—	—	—	—	1.7	1.7
Other(b)	1.1	1.2	—	2.3	1.2	3.5
Adjusted operating income	$113.0	$66.0	$53.9	$232.9	$(22.1)	$210.8

Operating margin	15.2%	13.5%	17.0%	15.1%		13.4%
Adjusted operating margin	16.1%	14.9%	17.0%	16.0%		14.4%
(b)Includes severance charges and accelerated amortization of an intangible asset.

ITT Inc. | Q2 2023 Form 10-Q | 34

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
The following table includes reconciliations of income from continuing operations to adjusted income from continuing operations.

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Income from continuing operations attributable to ITT Inc.	$108.2	$75.8	$208.2	$150.6
Tax-related special items expense (benefit)(a)	2.0	3.1	(4.1)	1.9
Impacts related to Russia-Ukraine war, net of tax expense (benefit) of $0.0, $0.0, $0.5 and $(1.7), respectively	1.4	(0.8)	3.7	6.3
Restructuring costs, net of tax benefit of $(0.1), $(0.6), $(0.2) and $(0.7) respectively	0.5	1.6	0.7	1.8
Asset impairment charges, net of tax benefit of $0.0, $(0.4), $0.0 and $(0.4), respectively	—	1.3	—	1.3
Acquisition-related costs, net of tax benefit of $(0.3), $(0.1), $(0.3) and $(0.1), respectively	1.5	—	1.3	—
Other special items, net of tax benefit of $0.0, $(0.4), $(0.3) and $(0.8) respectively(b)	(3.8)	0.6	(2.7)	2.6
Adjusted income from continuing operations	$109.8	$81.6	$207.1	$164.5
Income from continuing operations attributable to ITT Inc. per diluted share (EPS)	$1.31	$0.91	$2.51	$1.79
Adjusted EPS	$1.33	$0.98	$2.50	$1.95
(a)Year-to-date period of 2023 tax-related special items primarily reflect benefits from valuation allowance reversals ($17.5) and the amendment of our federal tax return ($4.9), partially offset by a settlement expense related to a tax audit in Italy ($14.3) and tax on future distribution of foreign earnings ($2.9). Year-to-date period of 2022 tax-related special items primarily reflect tax on future distribution of foreign earnings ($2.0) and the write-down of a tax receivable ($2.1) partially offset by a benefit from valuation allowance reversals ($1.9).
(b)2023 other special items primarily consist of income from a recovery of costs associated with the 2020 lease termination of a legacy site. 2022 other special items primarily consist of severance costs.
ITT Inc. | Q2 2023 Form 10-Q | 35

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2022 Annual Report. See Note 17, Derivative Financial Instruments, to the Consolidated Condensed Financial Statements for information on the Company’s use of derivative financial instruments to mitigate exposure from foreign currency exchange rate fluctuations and commodity price fluctuations.
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
ITT Inc. | Q2 2023 Form 10-Q | 36

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. For a discussion of legal proceedings, see Note 16, Commitments and Contingencies, to the Consolidated Condensed Financial Statements.
ITEM 1A. RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of our 2022 Annual Report, which are incorporated by reference herein. Other than as set forth below, there have been no material changes with regard to the risk factors disclosed in such report.
Our operations could be disrupted and our business could be materially and adversely affected by cybersecurity incidents.
The efficient operation of our business is dependent on information technology (IT) systems, some of which are owned or managed by third parties. In the ordinary course of business, we collect and store confidential information, including proprietary business information belonging to us, our customers, suppliers, business partners and other third parties, as well as personally identifiable information of our employees and others.
Our information technology systems and those of third-party service providers may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, cybersecurity incidents and user errors. Although we actively manage the risks to our information technology systems that are within our control, we can provide no assurance that our actions or those of our third-party service providers will always be successful in eliminating or mitigating risks to our systems, networks or data. Even the most well-protected information technology systems are vulnerable to internal and external cybersecurity incidents including, but not limited to, those by employees and by computer hackers and other threat actors utilizing techniques such as phishing, ransomware or denial of service attacks. If we experience a disruption in our information technology systems, it could result in the loss of sales and customers and significant incremental costs, which could materially adversely affect our business. In addition, as a provider of products and services to government and commercial customers, and particularly as a government contractor, we are subject to a heightened risk of cybersecurity incidents caused by computer viruses, illegal break-ins or hacking, sabotage, or acts of vandalism, including by foreign governments, hackers and cyber terrorists. Furthermore, information technology security threats are increasing in sophistication, intensity and frequency. A cybersecurity incident may occur, including breaches that we may be unable to detect in a timely manner. The unavailability of our information technology systems, the failure of these systems to perform as anticipated for any reason, or any significant breach of security could cause significant disruption to our business or could result in decreased performance and increased costs.
On May 31, 2023, Progress Software Corporation, the developer of MOVEit Transfer (“MOVEit”), a managed file transfer solution used by organizations (including us) to transfer data, announced a critical vulnerability in MOVEit that allowed unauthorized third parties to access MOVEit customers’ user environments. We subsequently learned that we had been affected by the MOVEit data incident and that an unauthorized third party was able to gain access to certain data that we maintain. Once we discovered that our IT systems had been affected, we promptly undertook responsive measures, including patching the software according to MOVEit's published protocols and launching an internal investigation in partnership with outside independent cybersecurity forensic experts. Our investigation did not identify any threat actor activity on other IT systems outside of our MOVEit environment. Our investigation has found certain data, including potential personally identifiable information, has been obtained by the unauthorized third party. Based on the investigation and information currently known at this time, we do not expect that this incident will have a material impact on our operations or financial results. However, we have incurred, and may continue to incur, expenses related to this incident, and we remain subject to risks and uncertainties as a result of the incident.
We continue to monitor data security regulations in the jurisdictions in which we operate. The processing and storage of certain information is increasingly subject to privacy and data security regulations, and many such regulations are country-specific. The interpretation and application of data protection laws in the U.S., Europe, and elsewhere are uncertain, evolving and may be inconsistent across jurisdictions. Compliance with these various laws may be onerous and require us to incur substantial costs or to change our business practices in a
ITT Inc. | Q2 2023 Form 10-Q | 37

manner that adversely affects our business, while failure to comply with such laws may subject us to substantial penalties.
If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our security processes and procedures and our compliance with evolving privacy and data security regulations and government cybersecurity requirements for government contractors, potentially causing us to lose business. A breach could also result in the loss of our intellectual property, potentially impacting our long-term capability to compete for sales of affected products. In addition, a breach of security of our information technology systems could result in litigation, regulatory action and potential liability, as well as increased costs to implement further information security measures. If we are unable to prevent, detect or adequately respond to cybersecurity incidents, our operations could be disrupted, our reputation could be harmed and our business could be materially and adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 30, 2019, the Board of Directors approved an indefinite term $500 share repurchase program (the 2019 Plan). Share repurchase activity during the three months ended July 1, 2023 is shown in the table below.
Purchases of equity securities by the issuer and affiliated purchasers

PERIOD	TOTAL NUMBER OF SHARES PURCHASED(1)	AVERAGE PRICE PAID PER SHARE(2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
4/2/2023 - 4/29/2023	177	$83.46	—	$108.8
4/30/2023 - 5/27/2023	858	$81.91	—	$108.8
5/28/2023 - 7/1/2023	368,244	$81.53	368,037	$78.8
(1)Includes shares withheld in settlement of employee tax withholding obligations due upon the vesting of restricted stock unit and performance stock unit awards. Amounts are in whole numbers.
(2)Average price paid per share is calculated on a settlement basis and includes commissions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITT Inc. | Q2 2023 Form 10-Q | 38

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were €2.2 million euros and €1.5 million euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of €1.3 million euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through July 1, 2023, however, Bornemann did pay fees of approximately €3 thousand euros during the six months ended July 1, 2023 and approximately €7 thousand euros during 2022 to the German financial institution which is maintaining the Bond.
Rule 10b5-1 Trading Plans
During the second quarter ended July 1, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITT Inc. | Q2 2023 Form 10-Q | 39

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

(10.1)	RSU Agreement - 2023 Non-Employee Directors

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Condensed Financial Statements, and (vii) Cover Page

(104)	The cover page from the Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in Inline XBRL (included in Exhibit 101).

ITT Inc. | Q2 2023 Form 10-Q | 40

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ CHERYL DE MESA GRAZIANO
Cheryl de Mesa Graziano
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
August 3, 2023
ITT Inc. | Q2 2023 Form 10-Q | 41