Form 10-Q
period 2023-09-30
ITT INC.
filed 2023-11-02
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of October 31, 2023, there were 82.1 million shares of Common Stock (par value $1.00 per share) of the issuer outstanding.

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
We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “guidance,” “project,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will,” and other similar expressions to identify such forward-looking statements. Forward-looking statements are uncertain and, by their nature, many are inherently unpredictable and outside of ITT’s control, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such forward-looking statements.
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
•uncertain global economic and capital markets conditions, which have been influenced by the COVID-19 pandemic, the Israel-Hamas conflict, the ongoing Russia-Ukraine war, inflation, changes in monetary policies, slowing growth and the threat of a possible global economic recession, trade disputes between the U.S. and its trading partners, political and social unrest, instability in the global banking system and the availability and fluctuations in prices of energy and commodities, including steel, oil, copper and tin;
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
•fluctuations in demand or customers’ levels of capital investment, including as a result of the tentatively-settled United Automobile Workers (UAW) strike at the production facilities of some of our customers; and maintenance expenditures, especially in the energy, chemical and mining markets;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenue	$822.1	$753.6	$2,453.9	$2,213.1
Cost of revenue	542.7	520.2	1,632.6	1,539.1
Gross profit	279.4	233.4	821.3	674.0
General and administrative expenses	66.9	47.5	203.6	164.9
Sales and marketing expenses	44.4	39.5	131.2	118.3
Research and development expenses	25.0	24.4	77.1	73.7
Operating income	143.1	122.0	409.4	317.1
Interest and non-operating expense, net	1.4	2.3	7.4	2.6
Income from continuing operations before income tax expense	141.7	119.7	402.0	314.5
Income tax expense	29.9	16.4	80.6	59.9
Income from continuing operations	111.8	103.3	321.4	254.6
Loss from discontinued operations, net of tax benefit of $0.0, $(0.1), $0.0, and $0.3, respectively	—	(0.1)	—	(1.3)
Net income	111.8	103.2	321.4	253.3
Less: Income attributable to noncontrolling interests	1.0	0.8	2.4	1.5
Net income attributable to ITT Inc.	$110.8	$102.4	$319.0	$251.8

Amounts attributable to ITT Inc.:
Income from continuing operations	$110.8	$102.5	$319.0	$253.1
Loss from discontinued operations, net of tax	—	(0.1)	—	(1.3)
Net income attributable to ITT Inc.	$110.8	$102.4	$319.0	$251.8

Earnings (loss) per share attributable to ITT Inc.:
Basic:
Continuing operations	$1.35	$1.24	$3.87	$3.03
Discontinued operations	—	—	—	(0.02)
Net income	$1.35	$1.24	$3.87	$3.01
Diluted:
Continuing operations	$1.34	$1.23	$3.86	$3.02
Discontinued operations	—	—	—	(0.02)
Net income	$1.34	$1.23	$3.86	$3.00

Weighted average common shares – basic	82.1	82.7	82.4	83.6
Weighted average common shares – diluted	82.5	83.0	82.7	83.9
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Operations.
ITT Inc. | Q3 2023 Form 10-Q | 1

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$111.8	$103.2	$321.4	$253.3
Other comprehensive (loss):
Net foreign currency translation adjustment	(30.5)	(44.6)	(34.7)	(127.1)
Net change in postretirement benefit plans, net of tax impacts of $(0.3), $(3.4), $1.8 and $(3.1), respectively	0.9	11.4	0.2	10.9
Other comprehensive (loss)	(29.6)	(33.2)	(34.5)	(116.2)
Comprehensive income	82.2	70.0	286.9	137.1
Less: Comprehensive income attributable to noncontrolling interests	1.0	0.8	2.4	1.5
Comprehensive income attributable to ITT Inc.	$81.2	$69.2	$284.5	$135.6

Disclosure of reclassification adjustments to postretirement benefit plans:
Amortization of prior service benefit, net of tax expense of $0.4, $0.3, $1.1 and $0.9, respectively	$(1.1)	$(1.1)	$(3.4)	$(3.0)
Amortization of net actuarial loss, net of tax benefit (expense) of $0.1, $(0.1), $0.1 and $(0.4), respectively	(0.2)	0.7	—	2.1
Other adjustments to postretirement benefit plans:
Deferred tax asset valuation allowance reversal	—	—	1.4	—
Net actuarial gain, net of tax expense of $(0.6), $(1.8), $(0.6) and $(1.8), respectively	2.2	5.7	2.2	5.7
Prior service credit, net of tax expense of $—, $(1.9), $—, and $(1.9), respectively	—	6.1	—	6.1
Net change in postretirement benefit plans, net of tax	$0.9	$11.4	$0.2	$10.9
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Comprehensive Income.
ITT Inc. | Q3 2023 Form 10-Q | 2

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of the Period Ended	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$430.8	$561.2
Receivables, net	674.0	628.8
Inventories	574.3	533.9
Other current assets	102.4	112.9
Total current assets	1,781.5	1,836.8
Non-current assets:
Plant, property and equipment, net	523.2	526.8
Goodwill	1,001.1	964.8
Other intangible assets, net	123.0	112.8
Other non-current assets	373.5	339.1
Total non-current assets	2,020.8	1,943.5
Total assets	$3,802.3	$3,780.3
Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper and current maturities of long-term debt	$245.4	$451.0
Accounts payable	408.1	401.1
Accrued and other current liabilities	390.5	333.4
Total current liabilities	1,044.0	1,185.5
Non-current liabilities:
Postretirement benefits	132.0	137.2
Other non-current liabilities	207.1	200.2
Total non-current liabilities	339.1	337.4
Total liabilities	1,383.1	1,522.9
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 82.1 shares and 82.7 shares, respectively	82.1	82.7
Retained earnings	2,705.8	2,509.7
Accumulated other comprehensive income (loss):
Postretirement benefits	3.8	3.6
Cumulative translation adjustments	(382.6)	(347.9)
Total accumulated other comprehensive loss	(378.8)	(344.3)
Total ITT Inc. shareholders’ equity	2,409.1	2,248.1
Noncontrolling interests	10.1	9.3
Total shareholders’ equity	2,419.2	2,257.4
Total liabilities and shareholders’ equity	$3,802.3	$3,780.3
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Balance Sheets.
ITT Inc. | Q3 2023 Form 10-Q | 3

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Nine Months Ended	September 30, 2023	October 1, 2022
Operating Activities
Income from continuing operations attributable to ITT Inc.	$319.0	$253.1
Adjustments to income from continuing operations:
Depreciation and amortization	82.8	81.5
Equity-based compensation	15.1	13.6
Gain on sale of business	(7.2)	—
Other non-cash charges, net	22.5	20.2
Changes in assets and liabilities:
Change in receivables	(54.7)	(120.8)
Change in inventories	(40.9)	(111.3)
Change in contract assets	0.5	(15.6)
Change in contract liabilities	11.1	24.4
Change in accounts payable	16.5	54.0
Change in accrued expenses	29.4	(30.6)
Change in income taxes	(2.1)	(12.1)
Other, net	(24.4)	(41.2)
Net Cash – Operating Activities	367.6	115.2
Investing Activities
Capital expenditures	(68.5)	(73.7)
Proceeds from sale of business	10.5	—
Acquisitions, net of cash acquired	(79.3)	(146.9)
Payments to acquire interest in unconsolidated subsidiaries	(1.4)	(25.6)
Other, net	(3.3)	1.4
Net Cash – Investing Activities	(142.0)	(244.8)
Financing Activities
Commercial paper, net borrowings	(204.3)	363.1
Share repurchases under repurchase plan	(60.0)	(245.6)
Payments for taxes related to net share settlement of stock incentive plans	(6.7)	(8.5)
Dividends paid	(71.9)	(66.1)
Other, net	(2.3)	0.1
Net Cash – Financing Activities	(345.2)	43.0
Exchange rate effects on cash and cash equivalents	(10.4)	(46.3)
Net cash – operating activities of discontinued operations	(0.2)	(0.1)
Net change in cash and cash equivalents	(130.2)	(133.0)
Cash and cash equivalents – beginning of year (includes restricted cash of $0.7 and $0.8, respectively)	561.9	648.3
Cash and Cash Equivalents – End of Period (includes restricted cash of $0.9 and $0.8, respectively)	$431.7	$515.3
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$12.3	$5.7
Income taxes, net of refunds received	$72.0	$63.5
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Cash Flows.
ITT Inc. | Q3 2023 Form 10-Q | 4

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of and for the Three Months Ended September 30, 2023	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
July 1, 2023	82.1	$82.1	$2,614.0	$(349.2)	$10.7	$2,357.6
Net income	—	—	110.8	—	1.0	111.8
Shares issued and activity from stock incentive plans	—	—	5.2	—	—	5.2
Shares withheld related to net share settlement of stock incentive plans	—	—	(0.3)	—	—	(0.3)
Dividends declared ($0.29 per share)	—	—	(23.9)	—	—	(23.9)
Dividends to noncontrolling interest	—	—	—	—	(1.6)	(1.6)
Net change in postretirement benefit plans, net of tax	—	—	—	0.9	—	0.9
Net foreign currency translation adjustment	—	—	—	(30.5)	—	(30.5)
September 30, 2023	82.1	$82.1	$2,705.8	$(378.8)	$10.1	$2,419.2

As of and for the Nine Months Ended September 30, 2023
December 31, 2022	82.7	$82.7	$2,509.7	$(344.3)	$9.3	$2,257.4
Net income	—	—	319.0	—	2.4	321.4
Shares issued and activity from stock incentive plans	0.2	0.2	15.5	—	—	15.7
Shares repurchased under repurchase plan	(0.7)	(0.7)	(59.8)	—	—	(60.5)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(6.6)	—	—	(6.7)
Dividends declared ($0.87 per share)	—	—	(72.0)	—	—	(72.0)
Dividends to noncontrolling interest	—	—	—	—	(1.7)	(1.7)
Net change in postretirement benefit plans, net of tax	—	—	—	0.2	—	0.2
Net foreign currency translation adjustment	—	—	—	(34.7)	—	(34.7)
Other	—	—	—	—	0.1	0.1
September 30, 2023	82.1	$82.1	$2,705.8	$(378.8)	$10.1	$2,419.2

ITT Inc. | Q3 2023 Form 10-Q | 5

As of and for the Three Months Ended October 1, 2022	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
July 2, 2022	82.7	$82.7	$2,329.9	$(404.3)	$8.3	$2,016.6
Net income	—	—	102.4	—	0.8	103.2
Shares issued and activity from stock incentive plans	—	—	6.0	—	—	6.0
Share repurchases under repurchase plan	—	—	(4.4)	—	—	(4.4)
Shares withheld related to net share settlement of stock incentive plans	—	—	(0.2)	—	—	(0.2)
Dividends declared ($0.264 per share)	—	—	(21.9)	—	—	(21.9)
Dividends to noncontrolling interest	—	—	—	—	(0.5)	(0.5)
Net change in postretirement benefit plans, net of tax	—	—	—	11.4	—	11.4
Net foreign currency translation adjustment	—	—	—	(44.6)	—	(44.6)
Cumulative adjustment for accounting change	—	—	—	—	—	—
Other	—	—	—	—	(0.1)	(0.1)
October 1, 2022	82.7	$82.7	$2,411.8	$(437.5)	$8.5	$2,065.5

As of and for the Nine Months Ended October 1, 2022
December 31, 2021	85.5	$85.5	$2,461.6	$(321.3)	$4.9	$2,230.7
Net income	—	—	251.8	—	1.5	253.3
Shares issued and activity from stock incentive plans	0.3	0.3	15.1	—	—	15.4
Share repurchased under repurchase plan	(3.0)	(3.0)	(242.3)	—	—	(245.3)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(8.6)	—	—	(8.7)
Dividends declared ($0.792 per share)	—	—	(65.8)	—	—	(65.8)
Dividends to noncontrolling interest	—	—	—	—	(0.5)	(0.5)
Purchase of noncontrolling interest	—	—	—	—	2.7	2.7
Net change in postretirement benefit plans, net of tax	—	—	—	10.9	—	10.9
Net foreign currency translation adjustment	—	—	—	(127.1)	—	(127.1)
Other	—	—	—	—	(0.1)	(0.1)
October 1, 2022	82.7	$82.7	$2,411.8	$(437.5)	$8.5	$2,065.5
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Changes in Shareholders’ Equity.
ITT Inc. | Q3 2023 Form 10-Q | 6

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
Business Combination
On May 2, 2023, we completed the acquisition of Micro-Mode Products, Inc. (Micro-Mode) for a purchase price of $79.3, net of cash acquired. Subsequent to the acquisition, Micro-Mode’s results are reported within our CCT segment. Refer to Note 18, Acquisitions and Investments, for more information.
Russia-Ukraine War
In February 2022, the United States and other leading nations announced targeted economic sanctions on Russia and certain Russian citizens in response to Russia’s war with Ukraine, which has increased regional instability and global economic and political uncertainty.
During the three and nine months ended September 30, 2023, we recorded total pre-tax charges of $0.5 and $3.7, respectively, primarily related to accounts receivable and inventory write-downs due to the suspension of business in Russia. During the three and nine months ended October 1, 2022, we recorded total pre-tax charges of $0.3 and $8.2, respectively, related to impacts from the Russia-Ukraine war. For further discussion of risks stemming from the Russia-Ukraine war, see Part I, Item IA, “Risk Factors” in our 2022 Annual Report for the fiscal year ended December 31, 2022.
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
ITT’s quarterly financial periods end on the Saturday that is closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. ITT’s third quarter for 2023 and 2022 ended on September 30, 2023 and October 1, 2022, respectively.
Certain prior year amounts have been reclassified to conform to the current year presentation.
ITT Inc. | Q3 2023 Form 10-Q | 7

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
ITT Inc. | Q3 2023 Form 10-Q | 8

The following table presents our revenue, operating income, and operating margin for each segment.

	Revenue		Operating Income		Operating Margin
For the Three Months Ended	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Motion Technologies	$359.5	$342.2	$59.4	$54.0	16.5%	15.8%
Industrial Process	279.8	248.5	64.7	48.1	23.1%	19.4%
Connect & Control Technologies	184.0	163.2	33.2	30.3	18.0%	18.6%
Eliminations	(1.2)	(0.3)	—	—	—	—
Total segment results	822.1	753.6	157.3	132.4	19.1%	17.6%
Corporate and Other	—	—	(14.2)	(10.4)	—	—
Total	$822.1	$753.6	$143.1	$122.0	17.4%	16.2%

	Revenue		Operating Income		Operating Margin
For the Nine Months Ended	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Motion Technologies	$1,093.1	$1,043.6	$170.5	$160.7	15.6%	15.4%
Industrial Process	839.9	690.3	186.4	107.6	22.2%	15.6%
Connect & Control Technologies	523.8	481.0	91.0	84.2	17.4%	17.5%
Eliminations	(2.9)	(1.8)	—	—	—	—
Total segment results	2,453.9	2,213.1	447.9	352.5	18.3%	15.9%
Corporate and Other	—	—	(38.5)	(35.4)	—	—
Total	$2,453.9	$2,213.1	$409.4	$317.1	16.7%	14.3%
The following table presents our total assets, capital expenditures, and depreciation & amortization expense for each segment.

As of and for the Nine Months Ended	Total Assets		Capital Expenditures		Depreciation & Amortization
	September 30, 2023	December 31, 2022	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Motion Technologies	$1,309.0	$1,311.9	$44.9	$52.6	$49.3	$45.5
Industrial Process	1,269.9	1,218.6	10.6	7.4	16.7	19.0
Connect & Control Technologies	858.5	751.6	11.7	9.4	14.9	14.3
Corporate and Other	364.9	498.2	1.3	4.3	1.9	2.7
Total	$3,802.3	$3,780.3	$68.5	$73.7	$82.8	$81.5

ITT Inc. | Q3 2023 Form 10-Q | 9

NOTE 4
REVENUE
The following tables present our revenue disaggregated by end market.

For the Three Months Ended September 30, 2023	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$351.5	$—	$—	$—	$351.5
Chemical and industrial pumps	—	219.7	—	(0.1)	219.6
Aerospace and defense	2.0	—	99.2	—	101.2
General industrial	6.0	—	71.2	(1.1)	76.1
Energy	—	60.1	13.6	—	73.7
Total	$359.5	$279.8	$184.0	$(1.2)	$822.1

For the Nine Months Ended September 30, 2023
Auto and rail	$1,067.5	$—	$—	$—	$1,067.5
Chemical and industrial pumps	—	664.2	—	(0.1)	664.1
Aerospace and defense	5.9	—	280.2	—	286.1
General industrial	19.7	—	205.9	(2.8)	222.8
Energy	—	175.7	37.7	—	213.4
Total	$1,093.1	$839.9	$523.8	$(2.9)	$2,453.9

For the Three Months Ended October 1, 2022
Auto and rail	$333.1	$—	$—	$—	$333.1
Chemical and industrial pumps	—	187.9	—	—	187.9
General industrial	7.2	—	71.4	(0.3)	78.3
Aerospace and defense	1.9	—	80.5	—	82.4
Energy	—	60.6	11.3	—	71.9
Total	$342.2	$248.5	$163.2	$(0.3)	$753.6

For the Nine Months Ended October 1, 2022
Auto and rail	$1,013.8	$—	$—	$—	$1,013.8
Chemical and industrial pumps	—	551.7	—	—	551.7
General industrial	23.9	—	215.6	(1.8)	237.7
Aerospace and defense	5.9	—	233.7	—	239.6
Energy	—	138.6	31.7	—	170.3
Total	$1,043.6	$690.3	$481.0	$(1.8)	$2,213.1
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
ITT Inc. | Q3 2023 Form 10-Q | 10

The following table represents our net contract assets and liabilities.

As of the Period Ended	September 30, 2023	December 31, 2022
Current contract assets, net	$24.8	$26.3
Non-current contract assets, net	1.6	1.2
Current contract liabilities	(80.9)	(70.2)
Non-current contract liabilities	(4.4)	(4.4)
Net contract liabilities	$(58.9)	$(47.1)
During the three and nine months ended September 30, 2023, we recognized revenue of $8.2 and $48.3, related to contract liabilities as of December 31, 2022. The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of September 30, 2023 was $1,206.6. Of this amount, we expect to recognize approximately $500 to $520 of revenue during the remainder of 2023.
NOTE 5
INCOME TAXES
The following table summarizes our income tax expense and effective tax rate.

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Income tax expense	$29.9	$16.4	$80.6	$59.9
Effective tax rate	21.1%	13.7%	20.0%	19.0%
The effective tax rate (ETR) for the three months ended September 30, 2023 was higher than the prior year as ITT recognized benefits of $1.7 from a valuation allowance reversal on deferred tax assets in Italy in the prior year. For the nine months ended September 30, 2023, the ETR was relatively consistent with that of the prior year, and included benefits of $16.5 from valuation allowance reversals on deferred tax assets in Germany and $4.7 from filing an amended 2017 consolidated federal tax return. These benefits were partially offset by an expense of $14.3 relating to an Italian tax audit settlement covering tax years 2016-2022.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including China, Czechia, Germany, India, Italy, and the U.S. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could decrease by approximately $0.7 due to changes in audit status, expiration of statutes of limitations and other events.
ITT Inc. | Q3 2023 Form 10-Q | 11

NOTE 6
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT.

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Basic weighted average common shares outstanding	82.1	82.7	82.4	83.6
Add: Dilutive impact of outstanding equity awards	0.4	0.3	0.3	0.3
Diluted weighted average common shares outstanding	82.5	83.0	82.7	83.9

Anti-dilutive shares(a)	—	—	0.1	—
(a)    Anti-dilutive shares related to equity stock unit awards excluded from the computation of diluted earnings per share.
NOTE 7
RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes our receivables and associated allowance for credit losses.

As of the Period Ended	September 30, 2023	December 31, 2022
Trade accounts receivable	$655.6	$614.0
Notes receivable	19.1	8.2
Other	13.6	18.3
Receivables, gross	688.3	640.5
Less: Allowance for credit losses - receivables	(14.3)	(11.7)
Receivables, net	$674.0	$628.8
The following table displays our allowance for credit losses for receivables and for contract assets, which are recorded within Receivables, net and Other current or non-current assets, respectively, within our Consolidated Condensed Balance Sheets.

As of the Period Ended	September 30, 2023	December 31, 2022
Allowance for credit losses - receivables	$14.3	$11.7
Allowance for credit losses - contract assets	—	0.5
Total allowance for credit losses	$14.3	$12.2
ITT Inc. | Q3 2023 Form 10-Q | 12

The following table displays a rollforward of our total allowance for credit losses.

	September 30, 2023	October 1, 2022
Total allowance for credit losses - January 1	$12.2	$12.5
Charges to income(a)	3.4	2.5
Write-offs	(1.2)	(1.1)
Foreign currency and other	(0.1)	(0.5)
Total allowance for credit losses - ending balance	$14.3	$13.4
(a)    We recognized bad debt expense of $1.2 relating to impacts stemming from the Russia-Ukraine war during each of the nine months ended September 30, 2023 and October 1, 2022. See Note 1, Description of Business and Basis of Presentation, for further information.
NOTE 8
INVENTORIES
The following table summarizes our inventories.

As of the Period Ended	September 30, 2023	December 31, 2022
Raw materials	$379.8	$342.7
Work in process	113.0	104.6
Finished goods	81.5	86.6
Inventories(a)	$574.3	$533.9
(a)    We recorded inventory write-downs of $1.6 and $5.6 related to inventories held by entities impacted by the Russia-Ukraine war during the nine months ended September 30, 2023 and October 1, 2022, respectively. See Note 1, Description of Business and Basis of Presentation, for further information.
Government Assistance (ASU 2021-10)
Since the start of the COVID-19 pandemic, energy prices have been increasing around the world, particularly in Europe. These increases have prompted governments to put in place measures to shield businesses and consumers from the direct impact of rising prices. These measures include granting subsidies to help offset the high energy prices.
ASU 2021-10 requires entities to provide information about the nature of transactions, related policies and effect of government grants on an entity’s financial statements. In particular, in Italy, to qualify for an energy subsidy a company must apply for and receive a certificate attesting that the company is an "energy and gas consuming company" (high energy consumption connected to the production cycle). The amount of subsidies granted is calculated based on a percentage of actual consumption, ranging from 20% to 45%. One of our Italian subsidiaries within our MT segment obtained this certificate and was granted energy subsidies from the Italian government beginning in April 2022. This program concluded in the second quarter of 2023. Accordingly, no energy subsidies were granted for the three months ended September 30, 2023. For the nine months ended September 30, 2023, we recognized a benefit of $6.3 related to energy subsidies, which we recorded within Costs of revenue in our Consolidated Condensed Statements of Operations. Energy subsidies for the three and nine months ended October 1, 2022 were not material. There was no other material government assistance received by the Company or any of our subsidiaries during the periods.
ITT Inc. | Q3 2023 Form 10-Q | 13

NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS
The following table summarizes our other current and non-current assets.

As of the Period Ended	September 30, 2023	December 31, 2022
Advance payments and other prepaid expenses	$44.6	$45.0
Current contract assets, net	24.8	26.3
Prepaid income taxes	13.3	25.1
Other	19.7	16.5
Other current assets	$102.4	$112.9
Other employee benefit-related assets	$125.3	$119.8
Operating lease right-of-use assets(a)	83.4	73.8
Deferred income taxes(b)	71.9	54.7
Equity-method and other investments	45.7	42.9
Capitalized software costs	9.1	12.4
Environmental-related assets	7.0	9.6
Other	31.1	25.9
Other non-current assets	$373.5	$339.1
(a)    The increase in the operating lease right-of-use asset balance from December 31, 2022 to September 30, 2023 is primarily driven by the renewal of an operating facility lease in Irvine, California and by the current period acquisition of Micro-Mode.
(b)    The increase in deferred income taxes from December 31, 2022 to September 30, 2023 is primarily due to benefits of $16.5 from valuation allowance reversals on deferred tax assets in Germany.
NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET
The following table summarizes our property, plant, and equipment, net of accumulated depreciation.

	Useful life (in years)	September 30, 2023	December 31, 2022
Machinery and equipment	2 - 10	$1,267.4	$1,208.3
Buildings and improvements	5 - 40	286.8	277.6
Furniture, fixtures and office equipment	3 - 7	81.0	80.5
Construction work in progress		62.0	86.9
Land and improvements		28.5	29.3
Other		2.9	3.3
Plant, property and equipment, gross		1,728.6	1,685.9
Less: Accumulated depreciation		(1,205.4)	(1,159.1)
Plant, property and equipment, net		$523.2	$526.8
The following table summarizes our depreciation expense.

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Depreciation expense	$21.8	$19.4	$62.9	$61.4

ITT Inc. | Q3 2023 Form 10-Q | 14

NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2022	$287.7	$398.7	$278.4	$964.8
Acquired	—	—	45.7	45.7
Allocated to divestiture of business(a)	—	—	(2.4)	(2.4)
Foreign exchange translation	(0.4)	(6.2)	(0.4)	(7.0)
Goodwill - September 30, 2023	$287.3	$392.5	$321.3	$1,001.1
(a)    During the second quarter of 2023, we completed the sale of a product line within our CCT segment to a third party for $10.5. The Company determined that the product line met the definition of a business per ASC 805, Business Combinations. As a result of the transaction, we recognized a gain on sale of $7.2, which is included in the General and administrative expenses line on our Consolidated Statements of Operations for the nine months ended September 30, 2023. Goodwill of $2.4 was allocated to the divestiture.
Other Intangible Assets, Net
The following table summarizes our other intangible assets, net of accumulated amortization.

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$207.7	$(138.0)	$69.7	$191.5	$(127.1)	$64.4
Proprietary technology	60.8	(31.1)	29.7	59.2	(30.8)	28.4
Patents and other	22.1	(17.2)	4.9	17.6	(16.6)	1.0
Finite-lived intangible total	290.6	(186.3)	104.3	268.3	(174.5)	93.8
Indefinite-lived intangibles	18.7	—	18.7	19.0	—	19.0
Other intangible assets	$309.3	$(186.3)	$123.0	$287.3	$(174.5)	$112.8
The following table summarizes our amortization expense related to finite-lived intangible assets.

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Amortization expense	$5.6	$5.3	$15.4	$15.3
The preliminary fair values of intangible assets acquired in connection with the purchase of Micro-Mode total $28.7 and consist of the following:

	Useful life (in years)	Fair value
Customer relationships	20	$18.5
Developed technology	20	5.5
Trade name	20	2.3
Backlog	<2	1.9
Other	10	0.5
Total intangible assets acquired		$28.7
Refer to Note 18, Acquisitions and Investments, for further information.
ITT Inc. | Q3 2023 Form 10-Q | 15

NOTE 12
ACCRUED AND OTHER CURRENT AND NON-CURRENT LIABILITIES
The following table summarizes our accrued liabilities and other non-current liabilities.

As of the Period Ended	September 30, 2023	December 31, 2022
Compensation and other employee-related benefits	$157.7	$134.4
Contract liabilities and other customer-related liabilities	116.4	92.2
Accrued income taxes and other tax-related liabilities	37.7	27.1
Operating lease liabilities	18.1	19.0
Accrued warranty costs	13.8	14.3
Environmental liabilities and other legal matters	6.6	5.7
Accrued restructuring costs	2.7	3.9
Other	37.5	36.8
Accrued and other current liabilities	$390.5	$333.4
Operating lease liabilities(a)	$69.6	$58.9
Environmental liabilities	51.0	53.1
Deferred income taxes and other tax-related liabilities	28.6	31.1
Compensation and other employee-related benefits	27.0	25.0
Non-current maturities of long-term debt	6.5	7.7
Other	24.4	24.4
Other non-current liabilities	$207.1	$200.2
(a)    The increase in the non-current operating lease liabilities balance from December 31, 2022 to September 30, 2023 is primarily driven by the renewal of an operating facility lease in Irvine, California, and by the current period acquisition of Micro-Mode.

ITT Inc. | Q3 2023 Form 10-Q | 16

NOTE 13
DEBT
The following table summarizes our outstanding debt obligations.

As of the Period Ended	September 30, 2023	December 31, 2022
Commercial paper	$242.7	$448.3
Current maturities of long-term debt and finance leases	2.2	2.2
Other short-term notes payable	0.5	0.5
Commercial paper and current maturities of long-term debt	245.4	451.0
Non-current maturities of long-term debt(a)	6.5	7.7
Total debt and finance leases	$251.9	$458.7
(a)    Our long-term debt is primarily related to outstanding Italian government loans.
Commercial Paper
The following table presents our outstanding commercial paper borrowings and associated weighted average interest rates as of September 30, 2023 and December 31, 2022.

As of the Period Ended	September 30, 2023	December 31, 2022
Commercial Paper Outstanding - U.S. Program	$5.0	$299.2
Commercial Paper Outstanding - Euro Program	237.7	149.1
Total Commercial Paper Outstanding	$242.7	$448.3
Weighted Average Interest Rate - U.S. Program	5.53%	4.92%
Weighted Average Interest Rate - Euro Program	4.25%	2.31%
Outstanding commercial paper for both periods had maturity terms less than three months from the date of issuance.
Short-term Loans
On August 5, 2021, we entered into a revolving credit facility agreement with a syndicate of third party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). Upon its effectiveness, this agreement replaced our existing $500 revolving credit facility due November 2022. The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700. The 2021 Revolving Credit Agreement provides for a potential increase of commitments of up to $350 for a possible maximum of $1,050 in aggregate commitments at the request of the Company and with the consent of the institutions providing such increase of commitments.
On May 10, 2023, we entered into the First Amendment (the Amendment) to the Company’s 2021 Revolving Credit Agreement. In connection with the phase out of LIBOR as a reference interest rate, the Amendment replaced LIBOR as a benchmark for United States Dollar revolving borrowings with the term secured overnight financing rate (Term SOFR), and replaced LIBOR as a benchmark for Euro swing line borrowings with the euro overnight short-term rate (ESTR). The Amendment did not have a significant impact on the Company’s consolidated financial statements.
Since the Amendment, the interest rate per annum on the 2021 Revolving Credit Agreement is based on the term SOFR of the currency we borrow in, plus a margin of 1.1%. As of September 30, 2023 and December 31, 2022, we had no outstanding borrowings under the 2021 Revolving Credit Agreement. There is a 0.15% fee per annum applicable to the commitments under the 2021 Revolving Credit Agreement. The margin and fees are subject to adjustment should the Company’s credit ratings change.
The 2021 Revolving Credit Agreement contains customary affirmative and negative covenants that, among other things, will limit or restrict our ability to: incur additional debt or issue guarantees; create certain liens; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. Additionally, the 2021 Revolving Credit Agreement requires us not to permit the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, and other special, extraordinary, unusual, or non-recurring items (adjusted consolidated EBITDA) (leverage ratio) to exceed 3.50 to 1.00, with a qualified acquisition step up immediately following such qualified acquisition of 4.00 to 1.00 for four quarters, 3.75 to 1.00 for two quarters thereafter, and returning to 3.50 to 1.00 thereafter.
ITT Inc. | Q3 2023 Form 10-Q | 17

As of September 30, 2023, all financial covenants (e.g., leverage ratio) associated with the 2021 Revolving Credit Agreement were within the prescribed thresholds.
NOTE 14
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses in our Consolidated Condensed Statements of Operations. The following table summarizes our LTIP costs.

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Equity-based awards	$5.0	$4.8	$15.1	$13.6
Liability-based awards	0.4	0.2	1.2	0.8
Total share-based compensation expense	$5.4	$5.0	$16.3	$14.4
As of September 30, 2023, there was $30.7 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 1.9 years. Additionally, unrecognized compensation cost related to liability-based awards was $2.5, which is expected to be recognized ratably over a weighted-average period of 2.0 years.
Year-to-Date 2023 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and have three-year service periods. These awards either vest equally each year or at the completion of the three-year service period. During the nine months ended September 30, 2023, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.2	$92.47
Performance stock units (PSUs)	0.1	$112.59
During the nine months ended September 30, 2023 and October 1, 2022, a nominal amount of non-qualified stock options were exercised resulting in proceeds of $0.6 and $1.8, respectively. During the nine months ended September 30, 2023 and October 1, 2022, RSUs of 0.1 and 0.1, respectively, vested and were issued. During the nine months ended September 30, 2023 and October 1, 2022, PSUs of 0.1 and 0.1 that vested on December 31, 2022 and 2021, respectively, were issued.

NOTE 15
CAPITAL STOCK
On October 30, 2019, the Board of Directors approved an indefinite term $500 open-market share repurchase program (the 2019 Plan). There were no open-market share repurchases during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company repurchased and retired 0.7 shares of common stock for $60.5. During the three and nine months ended October 1, 2022, the Company repurchased and retired 0.1 and 3.0 shares of common stock for $4.4 and $245.3, respectively.
On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan). Repurchases under this authorization will begin upon the completion of the 2019 Plan. As of September 30, 2023, there was $78.8 of remaining authorization left under the 2019 Plan.
Separate from the open-market share repurchase program, the Company withholds shares of common stock in settlement of employee tax withholding obligations due upon the vesting of equity-based compensation awards. During the three and nine months ended September 30, 2023, the Company withheld a nominal amount and 0.1 shares of common stock for $0.3 and $6.7, respectively. During the three and nine months ended October 1, 2022, the Company withheld a nominal amount and 0.1 shares of common stock for $0.2 and $8.7, respectively.
ITT Inc. | Q3 2023 Form 10-Q | 18

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
The following table provides a rollforward of our estimated environmental liability.

For the Nine Months Ended	September 30, 2023	October 1, 2022
Environmental liability - beginning balance	$57.1	$54.1
Change in estimates for pre-existing accruals:
Continuing operations	0.8	—
Discontinued operations(a)	—	5.4
Accruals added during the period for new matters	—	0.2
Payments	(2.9)	(3.4)
Foreign currency	(0.1)	(0.5)
Environmental liability - ending balance	$54.9	$55.8
(a)    During the nine months ended October 1, 2022, we increased the estimated environmental liability for a former site of ITT by $5.4 and recognized an insurance-related asset of $4.3. The resulting net pre-tax expense of $1.1 has been presented as a loss from discontinued operations within the Consolidated Condensed Statements of Operations.
Environmental-related assets, including a Qualified Settlement Fund and estimated recoveries from insurance providers and other third parties, were $11.0 and $14.6 as of September 30, 2023 and October 1, 2022, respectively.
The following table illustrates the reasonably possible high range of estimated liability and number of active sites.

As of the Period Ended	September 30, 2023	October 1, 2022
High-end estimate of environmental liability	$89	$98
Number of open environmental sites	26	28
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
ITT Inc. | Q3 2023 Form 10-Q | 19

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
Foreign Currency Derivative Contracts
The Company enters into foreign currency forward or option contracts to mitigate foreign currency risk associated with transacting with international customers, suppliers, and subsidiaries. The notional amounts and fair values of our outstanding foreign currency derivative contracts, which are recorded within Other current assets in our Consolidated Condensed Balance Sheets, were as follows:

As of the Period Ended	September 30, 2023	December 31, 2022
Notional amount (U.S. dollar equivalent)	$43.6	$136.5
Fair value of foreign currency derivative contracts(a)	$1.2	$1.7
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
Gains or losses arising from changes in fair value of our foreign currency derivative contracts are recorded within General and administrative expenses in our Consolidated Condensed Statements of Operations, and were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
(Loss) gain on foreign currency derivative contracts(b)	$(1.4)	$1.8	$(4.6)	$7.3
(b)    None of our derivative contracts were designated as hedging instruments under ASC 815 - Derivatives & Hedging.
The cash flow impact upon settlement of our foreign currency derivative contracts is included in operating activities in our Consolidated Condensed Statements of Cash Flows. During the nine months ended September 30, 2023 and October 1, 2022, net cash inflows from foreign currency derivative contracts were $2.4 and $2.1, respectively.

ITT Inc. | Q3 2023 Form 10-Q | 20

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

Preliminary Allocation of Purchase Price
Receivables	$2.7
Inventory	5.6
Plant, property and equipment	6.0
Goodwill	45.7
Other intangible assets	28.7
Other assets	0.3
Accounts payable and accrued liabilities	(2.3)
Other liabilities	(7.4)
Net assets acquired	$79.3
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

ITT Inc. | Q3 2023 Form 10-Q | 21

Subsequent Event

On November 1, 2023, we signed an agreement to acquire 100% of the outstanding shares of privately held Svanehøj Group A/S (Svanehøj), a Denmark-based supplier of pumps and related aftermarket services with leading positions in cryogenic applications for the marine sector, for approximately $395, based on current DKK to USD exchange rate and subject to customary closing adjustments. The transaction is expected to close in the first quarter of 2024, subject to the receipt of customary regulatory approvals. Svanehøj will become part of our IP segment. Svanehøj employs approximately 400 employees and has operations in Denmark, Singapore and France. The company generated approximately $140 in sales in 2022.
ITT Inc. | Q3 2023 Form 10-Q | 22

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
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three and nine months ended October 1, 2022, unless stated otherwise.
Macroeconomic Conditions
During the third quarter of 2023, there has been continued uncertainty in the global economy, which has been, and will continue to be, influenced by a number of external factors, which are described below.
Russia-Ukraine War
In February 2022, the United States and other leading nations announced targeted economic sanctions on Russia and certain Russian citizens in response to Russia’s war with Ukraine, which has increased regional instability and global economic and political uncertainty.
During the three and nine months ended September 30, 2023, we recorded total pre-tax charges of $0.5 and $3.7, respectively, primarily related to accounts receivable and inventory write-downs due to the suspension of business in Russia stemming from the Russia-Ukraine war. During the three and nine months ended October 1, 2022, we recorded total pre-tax charges of $0.3 and $8.2, respectively, related to impacts from the Russia-Ukraine war. For further discussion of risks stemming from the Russia-Ukraine war, see Part I, Item IA, “Risk Factors” in our 2022 Annual Report for the fiscal year ended December 31, 2022.
Israel-Hamas Conflict
In October 2023, tensions between Israel and Hamas escalated, resulting in significant conflict, regional instability, and market volatility, including a rise in global oil prices. This situation has attracted international attention and has raised humanitarian and economic concerns. Our operations in Israel are limited to Habonim, which was acquired in April 2022. Habonim is part of our IP segment and had sales of $14.1 and $42.8, respectively, during the three and nine months ended September 30, 2023. Further escalation of this conflict could result in supply chain disruptions, inflation, workforce disruptions, demand fluctuations, or the inability to fulfill customer requests in the region. We are closely monitoring this developing situation, and are unable to reasonably estimate any future impacts on our business and financial results at this time.
COVID-19 Pandemic
Challenges resulting from the COVID-19 pandemic have adversely impacted, and may continue to adversely impact, our business and financial results. For additional discussion of risks related to COVID-19, see Part I, Item IA, “Risk Factors” in our 2022 Annual Report.

Inflationary Pressures
Since 2020, the cost of energy and of raw materials we use in our production processes, including commodities such as steel, oil, copper, and tin, have significantly increased. The rising prices are mainly a result of reduced supply caused by supply chain disruptions primarily as a result of the COVID-19 pandemic and the ongoing Russia-Ukraine war.
ITT Inc. | Q3 2023 Form 10-Q | 23

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
ITT Inc. | Q3 2023 Form 10-Q | 24

EXECUTIVE SUMMARY
The following table provides a summary of key performance indicators for the third quarter of 2023 as compared to the third quarter of 2022.

Revenue	Segment Operating Income	Segment Operating Margin	EPS
$822	$157	19.1%	$1.34
9% Increase	19% Increase	150bp Increase	9% Increase
Organic Revenue	Adjusted Segment Operating Income	Adjusted Segment Operating Margin	Adjusted EPS
$795	$160	19.4%	$1.37
5% Increase	17% Increase	120bp Increase	14% Increase
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled “Key Performance Indicators and Non-GAAP Measures” for definitions and reconciliations between GAAP and non-GAAP metrics.
Our third quarter 2023 results are summarized below:
•Revenue of $822.1 increased by $68.5 due to higher sales volume and pricing actions, particularly within IP’s aftermarket business, CCT’s components business, and MT’s Friction OE business. In addition, revenue was favorably impacted by foreign currency translation of $21.6 and by the acquisition of Micro-Mode, which contributed $6.0 to total revenue growth.
•Segment operating income of $157.3 increased by $24.9 due to productivity and pricing actions and higher sales volume. The increase in segment operating income was partially offset by higher labor and overhead costs, stemming from continued supply chain challenges and cost inflation, and higher strategic growth investments.
•Income from continuing operations was $1.34 per diluted share, an increase of $0.11 as compared to the prior year, primarily due to higher segment operating income, as discussed above. Adjusted income from continuing operations was $1.37 per diluted share, an increase of $0.17 as compared to the prior year.
ITT Inc. | Q3 2023 Form 10-Q | 25

DISCUSSION OF FINANCIAL RESULTS

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Change		September 30, 2023	October 1, 2022	Change
Revenue	$822.1	$753.6	9.1%		$2,453.9	$2,213.1	10.9%
Gross profit	279.4	233.4	19.7%		821.3	674.0	21.9%
Operating expenses	136.3	111.4	22.4%		411.9	356.9	15.4%
Operating income	143.1	122.0	17.3%		409.4	317.1	29.1%
Interest and non-operating expenses, net	1.4	2.3	(39.1)%		7.4	2.6	184.6%
Income tax expense	29.9	16.4	82.3%		80.6	59.9	34.6%
Net income attributable to ITT Inc.	$110.8	$102.4	8.2%		$319.0	$251.8	26.7%

Gross margin	34.0%	31.0%	300	bp	33.5%	30.5%	300	bp
Operating expense to revenue ratio	16.6%	14.8%	180	bp	16.8%	16.1%	70	bp
Operating margin	17.4%	16.2%	120	bp	16.7%	14.3%	240	bp
Effective tax rate	21.1%	13.7%	740	bp	20.0%	19.0%	100	bp

REVENUE
The following table illustrates the revenue derived from each of our segments.

For the Three Months Ended	September 30, 2023	October 1, 2022	Change	Organic Growth(a)
Motion Technologies	$359.5	$342.2	5.1%	0.6%
Industrial Process	279.8	248.5	12.6%	10.9%
Connect & Control Technologies	184.0	163.2	12.7%	7.7%
Eliminations	(1.2)	(0.3)
Total Revenue	$822.1	$753.6	9.1%	5.4%

For the Nine Months Ended	September 30, 2023	October 1, 2022	Change	Organic Growth(a)
Motion Technologies	$1,093.1	$1,043.6	4.7%	4.1%
Industrial Process	839.9	690.3	21.7%	19.3%
Connect & Control Technologies	523.8	481.0	8.9%	6.8%
Eliminations	(2.9)	(1.8)
Total Revenue	$2,453.9	$2,213.1	10.9%	9.4%
(a)See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Motion Technologies
MT revenue increased by $17.3 and $49.5 for the three and nine months ended September 30, 2023, respectively, primarily driven by higher sales volume. The nine-month period also benefited from pricing actions. Specifically, the increases in both periods were driven by growth in our Friction OE business of 7% and 11%, respectively, partially offset by declines in our Wolverine business of 2% and 7%, respectively, primarily attributable to sealing materials. In addition, both periods were impacted by favorable foreign currency translation of $15.3 and $7.0, respectively. Excluding the impact of foreign currency translation, organic revenue during the three- and nine-month periods grew $2.0 and $42.5, respectively.
In March 2023, our Friction business signed a 10-year agreement, effective on January 1, 2024, for the supply of ITT aftermarket brake pads to Continental AG. The agreement is expected to generate over $1 billion in revenue over the term of the agreement.
In September 2023, the United Automobile Workers (UAW) union, representing nearly 150,000 workers, went on a stand up strike against certain American automakers in pursuit of better working conditions. The UAW strike began with approximately 13,000 workers at three plants and expanded to other facilities and over 45,000 workers. The strike has
ITT Inc. | Q3 2023 Form 10-Q | 26

resulted in significant production disruptions at these automakers, resulting in reduced demand for supplier goods, including those produced by our Friction and Wolverine businesses. UAW has since reached tentative settlements with the automakers. While we have not been significantly impacted by the strike, if these tentative agreements are not finalized and the strike continues, this could further impact macroeconomic conditions, including disruption of supply chains, reduction of vehicle supply and worsening inflation, which could adversely impact our business and future financial results.
Industrial Process
IP revenue for the three and nine months ended September 30, 2023 increased by $31.3 and $149.6, respectively. The increases in both periods were primarily driven by higher sales volume and pricing actions. Specifically, both periods saw growth in our aftermarket business of 14% and 19%, respectively, primarily attributable to the energy and mining markets. In addition, pump project sales grew 21% and 51%, respectively, primarily attributable to the chemical market for both periods as well as the energy market for the nine-month period. In addition, both periods were impacted by favorable foreign currency translation of $4.1 and $1.7, respectively, and the nine-month period also benefited by $15.0 from the acquisition of Habonim, which occurred in the second quarter of 2022. Excluding the impact from Habonim and foreign currency translation, organic revenue increased by $27.2 and $132.9, respectively.
The level of order and shipment activity at IP can vary significantly from period to period due to pump projects which are highly engineered, customized to customer needs, and have longer lead times. Total orders during the three months ended September 30, 2023 were $270.8, which was flat versus the comparable prior year period. Total orders during the nine months ended September 30, 2023 were $941.1, an increase of 13% versus prior year. Backlog as of September 30, 2023 was $673.6, an increase of $93.6, or 16%, as compared to December 31, 2022. Our backlog represents firm orders that have been received, acknowledged, and entered into our production systems.
Connect & Control Technologies
CCT revenue for the three and nine months ended September 30, 2023 increased by $20.8 and $42.8, respectively, primarily driven by pricing actions and higher sales volume. Specifically, the increases in both periods were primarily driven by growth in component sales of 22% and 21%, respectively, particularly within the aerospace and defense markets. Both periods also benefited by $6.0 and $9.9, respectively, from the second quarter acquisition of Micro-Mode, and by $2.2 and $0.2, respectively, from favorable foreign currency translation. Excluding the impact from acquisitions and foreign currency translation, organic revenue increased $12.6 and $32.7, respectively.

GROSS PROFIT
Gross profit for the three months ended September 30, 2023 and October 1, 2022 was $279.4 and $233.4, respectively, reflecting a gross margin of 34.0% and 31.0%. Gross profit for the nine months ended September 30, 2023 and October 1, 2022 was $821.3 and $674.0, respectively, reflecting a gross margin of 33.5% and 30.5%. The increases in gross profit for both periods was primarily driven by increases in revenue, as described above, and productivity savings. In addition, the nine-month period benefited from lower charges related to the Russia-Ukraine war. The increases in gross profit for both periods were partially offset by increases in labor and overhead costs, as well as by an increase in raw material costs for the nine-month period, which were driven by inflationary pressures as discussed above. See section titled, “Macroeconomic Conditions”, for further information.

ITT Inc. | Q3 2023 Form 10-Q | 27

OPERATING EXPENSES
The following table summarizes our operating expenses, including by segment.

	Three Months Ended			Nine Months Ended
	September 30, 2023	October 1, 2022	Change	September 30, 2023	October 1, 2022	Change
General and administrative expenses	$66.9	$47.5	40.8%	$203.6	$164.9	23.5%
Sales and marketing expenses	44.4	39.5	12.4%	131.2	118.3	10.9%
Research and development expenses	25.0	24.4	2.5%	77.1	73.7	4.6%
Total operating expenses	$136.3	$111.4	22.4%	$411.9	$356.9	15.4%
Total operating expenses by segment:
Motion Technologies	$41.2	$31.0	32.9%	$127.6	$104.9	21.6%
Industrial Process	48.6	39.5	23.0%	150.3	126.4	18.9%
Connect & Control Technologies	32.4	30.3	6.9%	95.5	90.1	6.0%
Corporate & Other	14.1	10.6	33.0%	38.5	35.5	8.5%
General and administrative (G&A) expenses increased $19.4 and $38.7 for the three and nine months ended September 30, 2023. The increases in both periods were primarily driven by higher personnel and incentive-based compensation costs, unfavorable foreign currency impacts, and higher strategic M&A-related costs. The increase in the nine-month period was partially offset by a gain of $7.2 resulting from the sale of a product line within our CCT segment, income of $3.7 from a recovery of costs associated with the 2020 lease termination of a legacy site, higher corporate-owned life insurance gains, and lower asset impairment charges.
Sales and marketing expenses increased $4.9 and $12.9 for the three and nine months ended September 30, 2023, primarily driven by higher personnel and other sales-related costs to support higher sales activity.
Research and development expenses increased $0.6 and $3.4 for the three and nine months ended September 30, 2023, primarily driven by higher personnel costs to support innovation and new product development.
OPERATING INCOME
The following table summarizes our operating income and margin by segment.

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Change		September 30, 2023	October 1, 2022	Change
Motion Technologies	$59.4	$54.0	10.0%		$170.5	$160.7	6.1%
Industrial Process	64.7	48.1	34.5%		186.4	107.6	73.2%
Connect & Control Technologies	33.2	30.3	9.6%		91.0	84.2	8.1%
Segment operating income	157.3	132.4	18.8%		447.9	352.5	27.1%
Corporate and Other	(14.2)	(10.4)	36.5%		(38.5)	(35.4)	8.8%
Total operating income	$143.1	$122.0	17.3%		$409.4	$317.1	29.1%
Operating margin:
Motion Technologies	16.5%	15.8%	70	bp	15.6%	15.4%	20	bp
Industrial Process	23.1%	19.4%	370	bp	22.2%	15.6%	660	bp
Connect & Control Technologies	18.0%	18.6%	(60)	bp	17.4%	17.5%	(10)	bp
Segment operating margin	19.1%	17.6%	150	bp	18.3%	15.9%	240	bp
Consolidated operating margin	17.4%	16.2%	120	bp	16.7%	14.3%	240	bp
MT operating income for the three and nine months ended September 30, 2023 increased $5.4 and $9.8, respectively, primarily due to productivity savings as well as from higher revenue, as discussed above. The nine-month period also benefited from lower charges related to the Russia-Ukraine war. The increases in both periods were partially offset by unfavorable foreign currency impacts, higher labor and overhead costs, and unfavorable sales mix. The increase in the nine-month period was also partially offset by higher raw material costs.
IP operating income for the three and nine months ended September 30, 2023 increased $16.6 and $78.8, respectively, primarily driven by higher revenue, as discussed above, and productivity savings. Both periods also benefited from lower charges related to the Russia-Ukraine war, while the nine-month period also benefited from the acquisition of Habonim,
ITT Inc. | Q3 2023 Form 10-Q | 28

which occurred in the second quarter of 2022. The increases in operating income for both periods were partially offset by higher labor costs.
CCT operating income for the three and nine months ended September 30, 2023 increased $2.9 and $6.8, respectively, primarily driven by higher revenue, as discussed above, and productivity savings. The nine-month period also benefited from a gain of $7.2 resulting from the sale of a product line. The increases in operating income for both periods were partially offset by higher labor and overhead costs and higher strategic growth investments.
Other corporate costs for the three and nine months ended September 30, 2023 increased $3.8 and $3.1, respectively, primarily driven by higher personnel costs. The increase in the nine-month period was partially offset by income of $3.7 from a recovery of costs associated with the 2020 lease termination of a legacy site as well as by higher corporate-owned life insurance gains.
INTEREST AND NON-OPERATING EXPENSE, NET
The following table summarizes our interest and non-operating expense, net.

	Three Months Ended			Nine Months Ended
	September 30, 2023	October 1, 2022	Change	September 30, 2023	October 1, 2022	Change
Interest expense	$4.2	$3.4	23.5%	$15.4	$6.1	152.5%
Interest income	(1.9)	(1.0)	90.0%	(6.5)	(2.8)	132.1%
Miscellaneous income, net	(0.6)	(0.3)	100.0%	(1.5)	(1.7)	(11.8)%
Non-operating postretirement (income) expense, net	(0.3)	0.2	250.0%	—	1.0	(100.0)%
Interest and non-operating expense, net	$1.4	$2.3	(39.1)%	$7.4	$2.6	184.6%
The decrease in interest and non-operating expense, net for the three months ended September 30, 2023 was primarily driven by increases in other postemployment income and miscellaneous income. The increase in interest and non-operating expense, net for the nine months ended September 30, 2023 was primarily driven by an increase in interest expense associated with a higher average interest rate on our commercial paper borrowings as well as $1.4 of interest expense related to a tax audit settlement in Italy, as discussed in the income tax expense section below.
INCOME TAX EXPENSE
The following table summarizes our income tax expense and effective tax rate.

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Change		September 30, 2023	October 1, 2022	Change
Income tax expense	$29.9	$16.4	82.3%		$80.6	$59.9	34.6%
Effective tax rate	21.1%	13.7%	740	bp	20.0%	19.0%	100	bp
The effective tax rate (ETR) for the three months ended September 30, 2023 was higher than the prior year as ITT recognized benefits of $1.7 from a valuation allowance reversal on deferred tax assets in Italy in the prior year. For the nine months ended September 30, 2023, the ETR was relatively consistent with that of the prior year, and included benefits of $16.5 from valuation allowance reversals on deferred tax assets in Germany and $4.7 from filing an amended 2017 consolidated federal tax return. These benefits were partially offset by an expense of $14.3 relating to an Italian tax audit settlement covering tax years 2016-2022.
We are closely monitoring the potential changes in tax laws resulting from the Organization for Economic Cooperation and Development’s (OECD) multi-jurisdictional plan of action to address base erosion and profit shifting, which could adversely impact our effective tax rate.
See Note 5, Income Taxes, to the Consolidated Condensed Financial Statements for further information.

ITT Inc. | Q3 2023 Form 10-Q | 29

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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We support our growth and expansion in markets outside of the U.S. through the enhancement of existing products and development of new products, increased capital spending, and potential foreign acquisitions. We look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We transfer cash between certain international subsidiaries and the U.S. when it is cost effective to do so. During the nine months ended September 30, 2023, we had net cash distributions from foreign countries to the U.S. of $324.8. During the year ended December 31, 2022, we had net cash distributions from foreign countries to the U.S. of $74.0. The timing and amount of any additional future distributions will be evaluated based on our jurisdictional cash needs.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, several factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, we cannot provide any assurance as to what level of dividends, if any, will be paid in the future. In the third quarter of 2023, we declared a dividend of $0.29 per share for shareholders of record on September 1, 2023, which was a 10% increase from the quarterly dividends declared of $0.264 in 2022. Dividend payments during the nine months ended September 30, 2023 amounted to $71.9.
During the nine months ended September 30, 2023 and October 1, 2022, we spent $60.0 and $245.6, respectively, on open-market share repurchases under our share repurchase programs. All repurchased shares are retired immediately following the repurchases. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding.
The following table presents our outstanding commercial paper borrowings.

	September 30, 2023	December 31, 2022
Commercial Paper Outstanding - U.S. Program	$5.0	$299.2
Commercial Paper Outstanding - Euro Program	237.7	149.1
Total Commercial Paper Outstanding	$242.7	$448.3
From December 31, 2022 to September 30, 2023, we substantially reduced our borrowings under the U.S. commercial paper program and increased our borrowings under the Euro program to reduce our cost of debt given the lower interest rates under the Euro program. See Note 13, Debt, to the Consolidated Condensed Financial Statements for further information.
All outstanding commercial paper for both periods had maturity terms of less than three months from the date of issuance.
ITT Inc. | Q3 2023 Form 10-Q | 30

Revolving Credit Agreement
On August 5, 2021, we entered into a revolving credit facility agreement with a syndicate of third party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, and (ii) letters of credit for a face amount of up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments by a minimum aggregate amount of $10 or any whole multiple of $1 in excess thereof. Borrowings under the credit facility are available in U.S. dollars, Euros, British pound sterling or any other currency that may be requested by us, subject to the approval of the administrative agent and each lender. We are permitted to request that lenders increase the commitments under the facility by up to $350 for a maximum aggregate principal amount of $1,050; however, this is subject to certain conditions and therefore may not be available to us. As of September 30, 2023 and December 31, 2022, we had no outstanding borrowings under the 2021 Revolving Credit Agreement.
On May 10, 2023, we entered into the First Amendment (the Amendment) to the Company’s 2021 Revolving Credit Agreement. In connection with the phase out of LIBOR as a reference interest rate, the Amendment replaced LIBOR as a benchmark for United States Dollar revolving borrowings with the term secured overnight financing rate (Term SOFR), and replaced LIBOR as a benchmark for Euro swing line borrowings with the euro overnight short-term rate (ESTR). The Amendment did not have a significant impact on the Company’s consolidated financial statements.
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

For the Nine Months Ended	September 30, 2023	October 1, 2022
Operating activities	$367.6	$115.2
Investing activities	(142.0)	(244.8)
Financing activities	(345.2)	43.0
Foreign exchange	(10.4)	(46.3)
Total net cash from continuing operations	(130.0)	(132.9)
Net cash from discontinued operations	(0.2)	(0.1)
Net change in cash and cash equivalents	$(130.2)	$(133.0)
Operating Activities
The increase in net cash from operating activities of $252.4 was primarily due to an increase in segment operating income, lower incentive-based compensation payments related to the prior year, and favorable year-over-year net working capital impacts primarily due to improved inventory management.
Investing Activities
The decrease in net cash used in investing activities of $102.8 is mainly driven by our acquisition and equity-method investment activity. On May 2, 2023, we completed the acquisition of Micro-Mode for a purchase price of $79.3, net of cash. In the prior year, we acquired Habonim for a purchase price of $139.9 and we purchased a minority investment in CRP Technology Srl and CRP USA LLC for $23.0. Refer to Note 18, Acquisitions and Investments, for further information. In addition, during the second quarter of 2023, we received proceeds of $10.5 from the sale of a product line within our CCT segment to a third party.
Financing Activities
The decline in net cash from financing activities of $388.2 was due to a decrease of $567.4 in cash flows related to commercial paper borrowings, partially offset by a decrease of $185.6 in open-market repurchases of ITT common stock.
ITT Inc. | Q3 2023 Form 10-Q | 31

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
The following tables include a reconciliation of revenue to organic revenue by segment.

Three Months Ended September 30, 2023	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2023 Revenue	$359.5	$279.8	$184.0	$(1.2)	$822.1
Acquisitions	—	—	(6.0)	—	(6.0)
Foreign currency translation	(15.3)	(4.1)	(2.2)	—	(21.6)
2023 Organic revenue	$344.2	$275.7	$175.8	$(1.2)	$794.5
2022 Revenue	$342.2	$248.5	$163.2	$(0.3)	$753.6
Organic growth	$2.0	$27.2	$12.6	$(0.9)	$40.9
Percentage change	0.6%	10.9%	7.7%		5.4%

Nine Months Ended September 30, 2023
2023 Revenue	$1,093.1	$839.9	$523.8	$(2.9)	$2,453.9
Acquisitions	—	(15.0)	(9.9)	—	(24.9)
Foreign currency translation	(7.0)	(1.7)	(0.2)	0.1	(8.8)
2023 Organic revenue	$1,086.1	$823.2	$513.7	$(2.8)	$2,420.2
2022 Revenue	$1,043.6	$690.3	$481.0	$(1.8)	$2,213.1
Organic growth	$42.5	$132.9	$32.7	$(1.0)	$207.1
Percentage change	4.1%	19.3%	6.8%		9.4%

ITT Inc. | Q3 2023 Form 10-Q | 32

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
The following tables include a reconciliation of operating income to adjusted operating income by segment.

Three Months Ended September 30, 2023	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income	$59.4	$64.7	$33.2	$157.3	$(14.2)	$143.1
Restructuring costs	1.1	0.6	0.2	1.9	—	1.9
Impacts related to Russia-Ukraine war	0.5	—	—	0.5	—	0.5
Other	—	(0.1)	0.1	—	—	—
Adjusted operating income	$61.0	$65.2	$33.5	$159.7	$(14.2)	$145.5

Operating margin	16.5%	23.1%	18.0%	19.1%	N/A	17.4%
Adjusted operating margin	17.0%	23.3%	18.2%	19.4%	N/A	17.7%

Nine Months Ended September 30, 2023
Operating income	$170.5	$186.4	$91.0	$447.9	$(38.5)	$409.4
Impacts related to Russia-Ukraine war	1.9	1.8	—	3.7	—	3.7
Restructuring costs	1.5	0.9	0.4	2.8	—	2.8
Acquisition-related net expenses	—	—	1.6	1.6	—	1.6
Other(a)	—	(0.1)	—	(0.1)	(3.7)	(3.8)
Adjusted operating income	$173.9	$189.0	$93.0	$455.9	$(42.2)	$413.7

Operating margin	15.6%	22.2%	17.4%	18.3%	N/A	16.7%
Adjusted operating margin	15.9%	22.5%	17.8%	18.6%	N/A	16.9%
(a)Includes income from a recovery of costs associated with the 2020 lease termination of a legacy site.
ITT Inc. | Q3 2023 Form 10-Q | 33

Three Months Ended October 1, 2022	Motion Technologies	Industrial Process	Connect & Control Technologies	Total Segment	Corporate	Total ITT
Operating income	$54.0	$48.1	$30.3	$132.4	$(10.4)	$122.0
Restructuring costs	0.7	0.4	—	1.1	(0.1)	1.0
Impacts related to Russia-Ukraine war	(0.5)	0.7	—	0.2	—	0.2
Acquisition-related net expenses	—	3.1	—	3.1	0.5	3.6
Other(a)	(0.1)	0.1	—	—	0.2	0.2
Adjusted operating income	$54.1	$52.4	$30.3	$136.8	$(9.8)	$127.0

Operating margin	15.8%	19.4%	18.6%	17.6%	N/A	16.2%
Adjusted operating margin	15.8%	21.1%	18.6%	18.2%	N/A	16.9%

Nine Months Ended October 1, 2022
Operating income	$160.7	$107.6	$84.2	$352.5	$(35.4)	$317.1
Restructuring costs	2.2	1.4	—	3.6	(0.1)	3.5
Asset impairment charges	—	—	—	—	1.7	1.7
Impacts related to Russia-Ukraine war	3.2	5.0	—	8.2	—	8.2
Acquisition-related net expenses	—	3.2	—	3.2	0.5	3.7
Other(a)	1.0	1.2	—	2.2	1.4	3.6
Adjusted operating income	$167.1	$118.4	$84.2	$369.7	$(31.9)	$337.8

Operating margin	15.4%	15.6%	17.5%	15.9%	N/A	14.3%
Adjusted operating margin	16.0%	17.2%	17.5%	16.7%	N/A	15.3%
(a)Includes severance charges and accelerated amortization of an intangible asset.

ITT Inc. | Q3 2023 Form 10-Q | 34

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
The following table includes reconciliations of income from continuing operations to adjusted income from continuing operations.

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Income from continuing operations attributable to ITT Inc.	$110.8	$102.5	$319.0	$253.1
Tax-related special items expense (benefit)(a)	0.3	(6.8)	(3.8)	(4.9)
Restructuring costs, net of tax benefit of $(0.5), $(0.3), $(0.7) and $(1.0) respectively	1.4	0.7	2.1	2.5
Asset impairment charges, net of tax benefit of $—, $—, $— and $(0.4), respectively	—	—	—	1.3
Impacts related to Russia-Ukraine war, net of tax impacts of $—, $—, $0.5 and $(1.7), respectively	0.5	0.2	4.2	6.5
Acquisition-related costs, net of tax benefit of $—, $(0.7), $(0.3) and $(0.8), respectively	—	2.9	1.3	2.9
Other special items, net of tax benefit of $—, $(0.1), $(0.3) and $(0.9) respectively(b)	—	0.1	(2.7)	2.7
Adjusted income from continuing operations	$113.0	$99.6	$320.1	$264.1
Income from continuing operations attributable to ITT Inc. per diluted share (EPS)	$1.34	$1.23	$3.86	$3.02
Adjusted EPS	$1.37	$1.20	$3.87	$3.15
(a)Year-to-date period of 2023 tax-related special items primarily reflect benefits from valuation allowance reversals ($16.1) and the amendment of our federal tax return ($4.9), partially offset by a settlement expense related to a tax audit in Italy ($14.4) and tax on future distribution of foreign earnings ($2.2). Year-to-date period of 2022 tax-related special items primarily reflect tax on future distribution of foreign earnings ($5.8) and the write-down of a tax receivable ($2.1) partially offset by a benefit from valuation allowance reversals ($1.9).
(b)2023 other special items primarily consist of income from a recovery of costs associated with the 2020 lease termination of a legacy site and interest expense related to a tax audit settlement in Italy. 2022 other special items primarily consist of severance costs.
ITT Inc. | Q3 2023 Form 10-Q | 35

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
ITT Inc. | Q3 2023 Form 10-Q | 36

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
Our information technology systems and those of third-party service providers may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, cybersecurity incidents and user errors. Although we actively manage the risks to our information technology systems that are within our control, we can provide no assurance that our actions or those of our third-party service providers will always be successful in eliminating or mitigating risks to our systems, networks or data. Even the most well-protected information technology systems are vulnerable to internal and external cybersecurity incidents including, but not limited to, those by employees and by computer hackers and other threat actors utilizing techniques such as phishing, ransomware or denial of service attacks. We have experienced cybersecurity incidents in the past, including the MOVEit incident described in our Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, which have not had a material impact on our operations or financial results. If we experience a disruption in our information technology systems, it could result in the loss of sales and customers and significant incremental costs, which could materially adversely affect our business. In addition, as a provider of products and services to government and commercial customers, and particularly as a government contractor, we are subject to a heightened risk of cybersecurity incidents caused by computer viruses, illegal break-ins or hacking, sabotage, or acts of vandalism, including by foreign governments, hackers and cyber terrorists. Furthermore, information technology security threats are increasing in sophistication, intensity and frequency. A cybersecurity incident may occur, including breaches that we may be unable to detect in a timely manner. The unavailability of our information technology systems, the failure of these systems to perform as anticipated for any reason, or any significant breach of security could cause significant disruption to our business or could result in decreased performance and increased costs.
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
ITT Inc. | Q3 2023 Form 10-Q | 37

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 30, 2019, the Board of Directors approved an indefinite term $500 share repurchase program (the 2019 Plan). As of the three months ended September 30, 2023, there was $78.8 of remaining authorization left under the 2019 Plan.
On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan).
There were no open-market share repurchases during the three months ended September 30, 2023.
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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were €2.2 million euros and €1.5 million euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of €1.3 million euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through September 30, 2023, however, Bornemann did pay fees of approximately €5 thousand euros during the nine months ended September 30, 2023 and approximately €7 thousand euros during 2022 to the German financial institution which is maintaining the Bond.
Rule 10b5-1 Trading Plans
During the third quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITT Inc. | Q3 2023 Form 10-Q | 38

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

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Condensed Financial Statements, and (vii) Cover Page

(104)	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

ITT Inc. | Q3 2023 Form 10-Q | 39

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ CHERYL DE MESA GRAZIANO
Cheryl de Mesa Graziano
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
November 2, 2023
ITT Inc. | Q3 2023 Form 10-Q | 40