Form 10-K
period 2023-12-31
ITT INC.
filed 2024-02-12
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑   No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of common stock of the registrant held by non-affiliates of the registrant on June 30, 2023 was approximately $7.6 billion. As of February 9, 2024, there were 82.1 million shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2024 Annual Meeting of Shareholders are incorporated by reference in Part II and Part III of this Form 10-K.

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
Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:
•uncertain global economic and capital markets conditions, which have been influenced by heightened geopolitical tensions, inflation, changes in monetary policies, the threat of a possible global economic recession, trade disputes between the U.S. and its trading partners, political and social unrest, and the availability and fluctuations in prices of energy and commodities, including steel, oil, copper and tin;
•fluctuations in interest rates and the impact of such fluctuations on customer behavior and on our cost of debt;
•fluctuations in foreign currency exchange rates and the impact of such fluctuations on our revenues, customer demand for our products and on our hedging arrangements;
•volatility in raw material prices and our suppliers’ ability to meet quality and delivery requirements;
•risk of liabilities from recent mergers, acquisitions, or venture investments, and past divestitures and spin-offs;
•our inability to hire or retain key personnel;
•failure to compete successfully and innovate in our markets;
•failure to manage the distribution of products and services effectively;
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
•fluctuations in demand or customers’ levels of capital investment, maintenance expenditures, production, and market cyclicality;
•the risk of material business interruptions, particularly at our manufacturing facilities;
•risks related to government contracting, including changes in levels of government spending and regulatory and contractual requirements applicable to sales to the U.S. government;
•fluctuations in our effective tax rate, including as a result of changing tax laws and other possible tax reform legislation in the U.S. and other jurisdictions;
•changes in environmental laws or regulations, discovery of previously unknown or more extensive contamination, or the failure of a potentially responsible party to perform;
•failure to comply with the U.S. Foreign Corrupt Practices Act (or other applicable anti-corruption legislation), export controls and trade sanctions; and
•risk of product liability claims and litigation.
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

2023 COMPANY SNAPSHOT
• $3.3 billion of sales across approx. 125 countries	• Approx. 10,600 employees in 37 countries
• Global presence with 67% of revenue outside the U.S.	• Balanced and diversified portfolio
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
When value-generating opportunities arise, we seek to expand into new markets and invest in new products that leverage our deep engineering capabilities. We continue to evaluate investments that will enable us to strategically and efficiently deploy capital, including close-to-core acquisitions that have unique and differentiated products, services and technologies. Effective capital deployment, including resource optimization and a disciplined focus on cash flow management, are a major part of how we plan to achieve our strategy and deliver strong shareholder returns.
Primary Businesses and Brands
Our brands have a strong international presence across many emerging markets, including China, India, Mexico, Brazil and Saudi Arabia. Below is a list of the key brands in each segment.

OUR KEY BRANDS
MT	• ITT Friction TechnologiesTM	• KONI®	• Wolverine Advanced Materials®
	• Axtone®	• NovitekTM	• GALT.®
IP	• Goulds PumpsTM	• Bornemann®	• Engineered Valves®
	• PRO Services®	• C'treat®	• i-ALERT®
	• Rheinhütte Pumpen®	• HabonimTM
CCT	• Cannon®	• VEAM®	• BIW Connector Systems®
	• Aerospace ControlsTM	• Enidine®	• Compact AutomationTM
	• Neo-Dyn® Process Controls	• Conoflow®	• Micro-ModeTM

Environmental, Social & Governance
Environmental, social & governance (ESG) practices play an essential role in our business and are firmly rooted in how we conduct our operations and in our daily decisions. Our products, manufacturing processes and innovations reflect our drive to help make the world and the communities we serve more sustainable. We believe ingraining ESG priorities into our strategy will drive long-term growth and shareholder value and help our customers meet their ESG goals and, furthermore, is simply the right thing to do.
Environmental
We recognize climate change is a global crisis and we are committed to doing our part to reduce the environmental impact of our operations. Our approach to environmental stewardship falls into three categories:
▪Development of innovative products that help customers reduce their greenhouse gas (GHG) emissions, achieve their sustainability goals and comply with emissions reduction regulations;
▪Investment in technologies to reduce CO2 emissions, waste sent to landfills and water usage and increase our energy supply security through solar installations; and
▪Development of a credible path to carbon neutrality through our Reduce–Avoid–Offset framework, in which we seek to reduce our carbon footprint and commit to using renewable energy sources.
We partner with our customers to solve challenging problems and deliver best-in-class solutions. ITT's products enable our customers to operate more efficiently, reduce their total cost of ownership and produce sustainable, environmentally friendly technologies and processes.
At the same time, it is a business imperative for us to ensure our operations are efficient, sustainable and environmentally conscious. In 2021, we launched our Reduce–Avoid–Offset framework as part of our development of a credible plan to carbon neutrality. After developing the framework, we announced a goal of reducing our global Scope 1 and 2 GHG emissions for all of ITT by 10% by the end of 2026, compared to 2021. In 2022, we launched a pilot program at our three most energy-intensive locations geared towards more precise measurement and analysis of Scope 1 and 2 GHG emissions. In 2023, we expanded the pilot program to sites in Czechia and Mexico. As part of this, we are also in the process of collecting and measuring preliminary Scope 3 emissions to further understand the source of our emissions and how to most accurately reduce them.
We are subject to stringent federal, state, local, and foreign environmental laws and regulations concerning air emissions, water discharges and waste disposal. In the U.S., these include, but are not limited to, the Federal Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. We closely monitor our environmental responsibilities, together with trends in environmental laws. Separate from our Reduce–Avoid–Offset framework, we have established an internal program to assess compliance with applicable environmental requirements at our facilities. The program, which includes periodic audits of many of our locations, including our major operating facilities, is designed to identify problems in a timely manner, correct potential deficiencies and maintain continued regulatory compliance. ITT's environmental liabilities are, for the most part, not associated with current operating facilities (only two of ITT's 26 locations with current environmental obligations are associated with active operating sites). Additionally, ITT’s diligent approach to remediation has resulted in a reduction in the number of ongoing environmental remediation matters by approximately 50% over the past eight years.
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
For additional information regarding environmental matters, see "Critical Accounting Estimates" within Item 7, Management's Discussion and Analysis, and Note 19, Commitments and Contingencies, to the Consolidated Financial Statements.
Social
We recognize that sustainable performance and growth are made possible only through the efforts of our dynamic, diverse team of approximately 10,600 ITTers globally. Given this, one of our most important commitments as a company is to create an engaging, inspiring place to work and drive actions that enable every individual's full potential and performance. Refer to the "Human Capital Management" section below for further information.
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
While we are proud of the strides we have made with respect to our ESG efforts to date, we will continue looking for ways to improve upon these efforts to help bring additional value to our employees, customers, communities and business. For further information regarding our ESG commitment, refer to our ITT 2023 Sustainability Update (the "2023 Sustainability Update"), which is a supplement to the full report we published in 2022 and outlines our progress towards our sustainability goals. It is available on our website at www.itt.com/sustainability.
Human Capital Management
We believe that sustainable performance and growth are made possible only through the efforts of our dynamic and diverse team of employees. In order to continue innovating in the industries and key end markets we serve, ITT remains committed to attracting and retaining top talent globally. We strive to make ITT an inclusive and safe workplace for all, and to create a higher performance culture with opportunities and training for all employees to develop and grow professionally and personally. In addition, we offer competitive compensation, benefits, and health and wellness programs.
As of December 31, 2023, we had approximately 10,600 employees located in 37 countries, including approximately 2,850 employees in the U.S. As of December 31, 2023, approximately 20% of our U.S. employees are represented by unions. No one unionized facility in the U.S. accounted for more than 15% of ITT's total revenues. In addition, many of our employees outside the U.S. are covered by collective agreements or represented by works councils or other groups. We continually focus on building strong relationships with our employees. and we have not experienced any material strikes or work stoppages in the past several years.
Diversity, Equity and Inclusion
Diversity, equity and inclusion (DEI) are key business priorities for ITT and core to our values as a company. We are committed to fostering an inclusive culture that is fueled by diverse ideas and perspectives, and to leveraging these differences in ways that positively impact our performance, the engagement of our people and the global communities in which we operate. We demonstrate our commitment to DEI through actions and we align our efforts to our strategic workplace and marketplace goals. This includes creating an environment where all ITTers can fully engage, achieve their potential and freely share ideas to guide us toward innovative thinking and better business decisions and solutions. It also includes driving practices and programs to build and support diverse representation in our employee population, including diversity with regard to race, religion, gender, disability, nationality, age, sexual orientation, ethnic background and more. We firmly believe we will create more success by fostering diversity of thought and continuously learning from each other's ideas, opinions and experiences. We also believe that by creating a diverse environment, we will sustain and propel our success in the global marketplace to create long-term sustainable value for all our stakeholders. For additional information about the actions we are taking to drive our DEI strategy along with our diversity goals please refer to our 2023 Sustainability Update. Our 2022 Sustainability Report and our 2021 Sustainability Supplement, both of which can be found on our website at www.itt.com/sustainability, also provide information and the history of our DEI journey. In addition, to provide additional transparency regarding our commitment to diversity, our most recent Employment Information Report (EEO-1 report) is available on our website at www.itt.com/our-people/eeo-1-report. We will post our 2023 EEO-1 report to this website when it becomes available.
Health, Safety and Well-being
At ITT, the health, safety, and well-being of our employees is our number one priority. Our Environmental, Safety, Health and Security Council provides for the systemic control of workplace risks and drives continual improvement of environmental and occupational safety and health protocols at all of our sites around the world. We challenge ourselves to continually reduce injury frequency and severity by engaging employees in our “Accept Only Zero” safety accountability system and fostering an environment where employees take responsibility for their actions and have access to tools and training to work safely together. Despite these comprehensive measures, accidents still occur. In such cases, we report the accident, its root cause and any corrective measures taken in ITT’s company-wide accident reporting and tracking tool. Accident reporting and analysis helps ITT gauge the effectiveness of our safety initiatives and procedures across all sites, and it helps us find creative solutions to mitigate risks to our employees at our sites.
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
Compensation and Benefits
We provide flexible compensation and benefits programs to help meet the needs of our employees and their families. In addition to base salaries, we offer numerous benefits for eligible employees, including annual bonuses, stock awards, an employee stock purchase plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, flexible work schedules, retirement benefits, employee assistance programs and tuition reimbursement. ITT’s pay and recognition practices leverage data to ensure our employees receive competitive, equitable salaries supported by evaluations of roles, experience, performance and union or works council agreements in select areas. Our variable incentive plans reinforce pay for performance and our strong belief in meritocracy. The majority of our employees are eligible for either a performance-based bonus or a statutory profit-sharing payment. The bonus plans align employee compensation with financial or operational results and individual performance. With respect to stock awards, we have used discretionary equity-based grants with time-based vesting conditions to facilitate the retention of key personnel, particularly those identified as high-performing talent.

SEGMENT INFORMATION
See Note 3, Segment Information, to the Consolidated Financial Statements for financial information about each of our segments.
Motion Technologies (MT)
The Motion Technologies segment is a manufacturer of brake pads, shims, shock absorbers, energy absorption components and sealing technologies primarily for the transportation industry, including passenger cars and trucks, light- and heavy-duty commercial and military vehicles, buses and trains. MT consists of the following primary business units: ITT Friction Technologies, Wolverine Advanced Materials, KONI, and Axtone.
ITT Friction Technologies (Friction)
Friction manufactures a range of brake pads installed as original equipment (OE) on passenger cars (both internal combustion engine vehicles and electric vehicles) and light commercial vehicles for a variety of end customers and automotive platforms around the world. OE brake pads are sold directly to OEMs or to Tier-1 brake manufacturers. Our OE brake pads are designed to meet customer specifications and environmental regulations, and to satisfy an array of performance standards across multiple geographies. Most automotive OEM platforms (car models) require specific brake pad formulations and have demanding quality, delivery and volume schedules. Friction anticipated the industry transition towards copper-free brake pads and is a recognized industry leader in the paradigm shift towards new brake pad formulations that are designed, developed and tested specifically for electric vehicles (EVs). Success in developing brake pads for EVs has led Friction to win multiple EV platform awards with established and new OEMs.
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
Wolverine Advanced Materials (Wolverine)
Wolverine is a manufacturer of custom damping technologies for automotive braking systems (for both internal combustion engine vehicles and EVs) and specialized gasket sealing solutions for harsh operating environments. Wolverine sells its products, which consist primarily of brake shims and gaskets, to Tier-2 brake pad suppliers (including Friction) and to Tier-1 manufacturers. Brake shims are thin metal and rubber adhesive dampeners that fit onto the brake pad and against the brake caliper to prevent excessive noise and vibration. Gaskets are an anti-vibration and sealing solution that prevent fluid spillage in applications such as engines, transmissions, exhaust systems, fuel systems and a variety of pneumatic systems. These products are sold either as coils of rubber-coated sheet metal or stamped into finished component parts.
KONI and Axtone
The KONI and Axtone businesses service four main end markets: railway rolling stock for freight and passenger trains; car and racing; bus, truck and trailer; and defense.
Railway provides a wide range of equipment for passenger rail, locomotives, freight cars, high speed trains and light rail. Offerings include customized energy absorption solutions, hydraulic shock absorbers (primary, lateral, and inter-car), yaw dampers, springs, visco-elastic and hydraulic buffers, coupler components and crash mitigation equipment. Revenue from our rail damping systems is balanced between OE and aftermarket customers. Sales are made either directly to train manufacturers and train operators carrying out scheduled train maintenance programs or indirectly through distributors. KONI and Axtone are lifetime partners of rail customers, also offering repair and overhauling capabilities for their products.

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
MT's sales to Continental, a supplier to the automotive industry and MT's largest customer, represented 16% of MT's 2023 revenue. Automaker requests to use ITT brake pads in their Continental-produced braking systems (calipers) typically account for approximately half of MT's revenue from Continental. These automaker requests are generally formalized through supply agreements signed directly between MT and the automakers. The remainder of MT's sales to Continental is through a long-term agreement to supply Continental with aftermarket parts.
Industrial Process (IP)
The Industrial Process segment is an OEM and an aftermarket parts and service provider of industrial pumps, valves, plant optimization and remote monitoring systems and services. IP's products serve an extensive base of customers ranging from large multi-national companies and engineering, procurement and construction (EPC) firms to regional distributors and various other end-users. IP has a global manufacturing footprint with significant operations in the United States, South Korea, Saudi Arabia, Mexico and Germany. IP's customers operate in global infrastructure and natural resource markets such as energy, chemical and petrochemical, pharmaceutical, biopharmaceutical, general industrial, mining, pulp and paper, food and beverage, and power generation. IP's marketplace-recognized brands include Goulds PumpsTM, Bornemann®, Rheinhütte Pumpen®, Engineered Valves®, PRO Services®, C'treat®, i-ALERT® and HabonimTM.
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
Valves
Valves are manufactured to handle a wide variety of process conditions and solve unique challenges in the biopharmaceutical, chemical, mining, power generation, pulp and paper, and general industrial markets. Our portfolio of valve products includes knife-gate valves, ball valves, hygienic and industrial diaphragm valves, and valve actuators, marketed under the brand names EnviZion®, Cam-LineTM, Cam-Tite®, Dia-Flo®, Fabri-Valve®, Pure-Flo®, Skotch®, and HabonimTM. Also included within our portfolio is the Integrated Sensing Platform (ISP), which is a next-generation linear position sensing technology for EnviZion® and Pure-Flo® hygienic diaphragm valves, developed specifically for the toughest applications in the biopharmaceutical and sanitary industries.

Aftermarket
Our aftermarket solutions, which represented approximately 45% of IP's revenue in 2023, provide customers with replacement parts, services and plant optimization solutions that reduce total cost of ownership of pumps and rotating equipment. In addition to providing standard repairs, IP also develops engineered solutions for specific customer process issues. Examples include innovative technologies like PumpSmart® Control & Protection Technology and i-ALERT® Equipment Health Monitoring Devices, which remotely control and monitor pumps and other rotating equipment in an industrial environment.
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
Connector Products
The connector product portfolio includes high-performance connectors of the following types: Circular, Rectangular, Radio Frequency, Fiber Optic, D-sub Miniature, Micro-Miniature and cable assemblies. Brands include Cannon®, VEAM®, Micro-ModeTM, and BIW Connector Systems®, which deliver solutions to enable the transfer of data, signals and power for various end-user markets including aerospace, defense, industrial, transportation, medical and energy. These brands are known for high-performance, high-reliability solutions which withstand high temperatures and pressure and are resistant to corrosive environments. In certain harsh environment markets, our connector products are considered market leaders because of our technological capabilities, cost performance and global footprint.
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
Control products for the aerospace and defense markets include actuators, valves, pumps and switches for flow control applications, rate controls, seat recline locks and elastomer isolators for aircraft interiors, elastomeric bearings for rotorcraft vibration isolation, heaters, hoses, and composite ducting for environmental control systems, and advanced composites for engine applications. Brands include Aerospace Controls® and Enidine®.
Control products for the industrial markets include shock absorbers, wire ropes and actuators for factory and warehouse automation, regulators and switches for process control applications, seismic isolators and large bore shocks for protection of critical infrastructure, and regulators for natural gas vehicles. Brands include Enidine®, Compact AutomationTM, Turn-Act®, Neo-Dyn® and Conoflow®.
Other Information
CCT has a global production footprint, including facilities in the United States, Mexico, Germany, Italy, China and Japan, which provide close geographic proximity to key customers. CCT competes with a large number of companies in highly fragmented industries, ranging from large public multi-national corporations to small privately-held local firms, depending on the product line and region. CCT's ability to compete successfully depends upon numerous factors including quality, price, lead time, performance, brand recognition, customer service, innovation, application expertise and previous installation history. In addition, collaboration with customers to deliver a wide range of product offerings has allowed CCT to compete effectively, to cultivate and maintain strong customer relationships and to expand into new markets. CCT products are sold directly and indirectly through numerous channels, including distributors. CCT has long-lasting relationships with distributors, as many have been selling certain CCT products for decades. Sales to distributors represented approximately 30% of CCT's 2023 revenue.

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
Our operating results are generally exposed to fluctuations in the prices and supply constraints of raw materials and commodities due to inflation, supply chain disruptions, foreign currency fluctuations, and tariffs imposed by the U.S. and other countries. We continually monitor the business conditions of our supply chain to maintain our market position and to avoid potential supply disruptions. These supply chain challenges have resulted in shortages of materials, including commodities such as steel, and other components that we use in our production processes. In 2023, decreased availability of raw materials and component parts adversely affected our ability to deliver products to our customers. Because of the rising demand for raw materials globally, we have experienced increases in prices, particularly in the first half of the year, which impacted our financial results. See Item 7, Management's Discussion and Analysis for additional information. We have been able to mitigate the impact of this inflation via fixed-price supply contracts with suppliers, price increases to customers and productivity savings. We typically acquire materials and components through a combination of blanket and scheduled purchase orders to support our materials requirements for an average of four to eight weeks, with the exception of some specialty materials. In limited circumstances, we may have to obtain scarce components for higher prices on the spot market, which may have a negative impact on our results. We also acquire certain inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. We evaluate hedging opportunities to mitigate or minimize the risk of margin erosion resulting from the volatility of commodity prices. The challenges associated with supply chain disruptions and inflation are expected to continue in 2024, and we are unable to reasonably predict when they will be resolved. As a result, we cannot provide assurance that we will not be adversely affected by materials price volatility or the availability of supplies to meet customer demand in the future.
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
Research and Development
Research and Development (R&D) is key to our strategy and is generally focused on the design of highly engineered solutions. R&D focuses on developing competitive solutions to address clear needs in the market segments we serve. In addition, we work closely with our customers to address their needs by engineering solutions to fit their particular application, thus enabling our customers to achieve their specific goals. For example, during 2023, we have been piloting new smart motor technologies that reduce energy and GHG emissions for flow machines in harsh industrial environments. We believe R&D is a source of competitive advantage and, in recent years, we have invested in new product innovation, including opening new innovation centers in Italy and China to support our R&D efforts. We plan to continue with these efforts in the future. R&D as a percentage of sales was approximately 3% during each of the past three years.
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

General Developments of the Business
Acquisitions and Divestitures

Date of Transaction	Type	Segment	Business Acquired	Description
May 2, 2023	Acquisition	CCT	Micro-Mode Products, Inc.	Specialty designer and manufacturer of high-bandwidth radio frequency (RF) connectors for harsh environment defense and space applications.
December 29, 2023	Divestiture	CCT	Matrix Composites, Inc.	Manufacturer of precision composite components in the aerospace and defense market.
January 19, 2024	Acquisition	IP	Svanehøj Group A/S	Supplier of pumps and related aftermarket services with leading positions in cryogenic applications for the marine sector.
Other than as described herein, there have been no significant developments since our previous Form 10-K filing. See Note 22, Acquisitions, Investments, and Divestitures, to the Consolidated Financial Statements for additional information.

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
Business and Operating Risks
Our operating results have been, and may continue to be, adversely affected by unfavorable or uncertain global macroeconomic and capital market conditions.
Adverse global macroeconomic conditions, including due to heightened geopolitical tensions, inflation, slowing growth or a recession, currency fluctuations, new or increased tariffs or barriers to trade, tighter credit, higher interest rates, union strikes, and higher unemployment can negatively impact customer confidence, spending, and demand for our products and services. In addition, these conditions can negatively impact our customers and suppliers. A downturn in the economic environment can also lead to increased credit and collectability risk or slower collection on the Company's trade receivables, increased bankruptcy risk amongst our suppliers, the failure of derivative counterparties or other financial institutions, limitations on the ability of the Company to issue new debt, reduced liquidity, declines in the fair value of the Company's financial instruments, and increased impairment risk for the Company's goodwill and intangible assets. These and other economic factors could materially adversely affect the Company's business and financial results.
Because a significant portion of our sales are to customers operating outside the U.S., our financial results have been, and may continue to be, adversely impacted by foreign currency fluctuations, which are influenced by changes in global macroeconomic conditions. The primary foreign currencies to which we have exposure are the Euro, Chinese renminbi, Czech koruna, Polish zloty, South Korean won, Saudi riyal, Mexican peso, and Israeli new shekel. Any significant change in the value of currencies of the countries in which we do business relative to the value of the U.S. dollar could reduce our revenue and adversely impact our ability to sell products or control costs. In addition, our international subsidiaries report their results of operations and financial position in their respective local currencies (i.e., functional currencies), which are then translated into U.S. dollars for financial reporting purposes. As the relationship between these foreign currencies and the U.S. dollar changes, our financial results have been, and may continue to be, adversely affected upon translation. From time to time, we enter into derivative contracts to hedge some of our foreign currency exposures. However, our hedging strategy may fail to reduce our exposure and could even result in an unfavorable impact on our financial results. Refer to Note 21, Derivative Financial Instruments, for further information.
During 2023, global macroeconomic conditions continued to be influenced by a number of factors, including heightened geopolitical tensions. Adverse changes to macroeconomic conditions could jeopardize counterparty obligations with our customers and may reduce funds available for our customers to pay for our products and services for a prolonged and perhaps unknown period of time. These factors have resulted and may continue to result in customers extending terms for payment or failing to timely pay accounts when due and may result in us having higher customer receivables with increased risk of default. We have experienced and may continue to experience volatility in revenues, operating results and profitability primarily as a result of these uncertain global macroeconomic conditions.
Continued instability in the geopolitical environment and global credit markets may put further pressure on global macroeconomic conditions. If these conditions, or the economic conditions in the key markets or regions in which we operate, do not improve, we could experience material adverse impacts on our financial results.
Our business has been, and may continue to be, adversely affected by raw material price volatility, a limited number of suppliers and the inability of suppliers to meet quality and delivery requirements.
Our business relies on third-party suppliers for raw materials, components and contract manufacturing services to produce our products. Commodity prices and the prices for other raw materials necessary for production have fluctuated, and may continue to fluctuate, and in 2023 increases in raw material costs negatively impacted our financial results. We are not always able to pass along raw material and component price increases to our customers which has impacted, and may continue to impact, our sales growth and profitability.

In addition, the supply of raw materials to ITT and to its component parts suppliers has been, and may continue to be, interrupted for a variety of reasons affecting our suppliers, including congested shipping ports around the world, production interruptions, heightened geopolitical tensions, including related to the Russia-Ukraine and Israel-Palestine conflicts, global pandemics, the impaired financial condition of a particular supplier, capacity constraints, labor disputes or shortages, the ability to meet regulatory requirements and commitments to other purchasers. For most of our products, we have existing alternate sources of supply, or the required materials have historically been readily available. In limited instances, we depend on a single source of supply, manufacturing or assembly, or participate in commodity markets that may be subject to a limited number of suppliers. Although we believe we could obtain and qualify alternative sources for most sole and limited source supplier materials if necessary, the transition to an alternative source could be complex, costly, and protracted, especially if the change requires us to redesign our systems or re-qualify our products. In 2023, decreased availability of raw materials and component parts adversely affected our ability to deliver products to our customers and resulted in increased backlog.
Any further delay in our suppliers’ abilities to provide us with sufficient quality or flow of materials or any supplier price increases, or any decreased availability of raw materials or commodities, could further impair our ability to deliver products to our customers and may impact our profitability.
Recent mergers, acquisitions or venture investments could present operational challenges and past divestitures and spin-offs may expose us to potential liabilities, all of which could adversely affect our results of operations and financial position.
We regularly review our portfolio of businesses and pursue growth through the acquisition of other companies, assets and product lines that either complement or expand our existing businesses. In addition, from time to time, we make minority investments in other early-stage companies, and we risk losing part or all of our capital in any such investment. Refer to Note 22, Acquisitions, Investments, and Divestitures, for further information regarding acquisitions and investments made during the year. Although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses we acquire, a level of risk remains regarding the actual operating condition of these businesses. Until we actually assume operating control of these businesses and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of, or challenges facing, the acquired businesses and their operations. Acquisitions involve a number of risks and present financial, managerial and operational challenges that could have a material adverse effect on our reputation, financial results and business. These include the possibility that:
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
•an acquired business may have been impacted by a previous security breach where system/data integrity was compromised, or data was stolen without the seller's awareness;
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
The manufacturing industry is currently experiencing a skilled labor shortage. This shortage has created difficulties for the Company in attracting and retaining factory employees, in meeting customer demand and in controlling labor costs. We currently have a significant number of open positions, and we expect this to remain so in 2024. A failure to attract or retain engineering and other highly skilled personnel could adversely affect our operating results, our ability to deliver products and services to our customers and our ability to grow our business. Our future success will continue to depend, to a significant extent, on our ability to attract or retain engineers, senior management, our skilled labor source and other key personnel, which will depend on our ability to offer competitive compensation, training, flexibility and other benefits that our current and prospective employees desire.
Failure to provide high quality and reliable products, innovate or respond to competitors in our markets or protect our intellectual property rights could adversely impact our business and financial results.
We believe product performance, reliability and innovation, application expertise, enforcement of intellectual property rights, brand reputation, and price are principal points of competition in our markets.
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
Obtaining, maintaining and enforcing our proprietary rights is another factor that is critical to the success of our business and our ability to remain competitive. For certain products and manufacturing processes, we rely on patents, trademarks, trade secrets, non-disclosure agreements and other contracts to protect these rights. These contracts may be breached, or may not prevent competitors from independently developing or selling similar products. In addition, during the normal course of business, we could unintentionally infringe or violate the proprietary rights of others. Intellectual property litigation could be time consuming for management and could result in significant legal expenses to either pursue claims against others, or to defend ourselves. If we are unable to protect our patents, trademarks, or other proprietary rights, or if we infringe or violate the rights of others, our ability to remain competitive could be adversely impacted.
If we are unable to maintain our competitive position, our business, results of operations or financial condition could be materially adversely affected.
Our operations could be disrupted, and our business could be materially and adversely affected by our inability to prevent, detect or adequately respond to cybersecurity breaches.
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
Our information technology systems and those of our third-party service providers may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, cybersecurity incidents and user errors that may affect our operations. Although we actively manage the risks to our information technology systems that are within our control, we can provide no assurance that our actions or those of our third-party service providers will always be successful in eliminating or mitigating risks to our systems, networks or data. Even the most well-protected information technology systems are vulnerable to internal and external cybersecurity incidents including, but not limited to, those by employees and by computer hackers and other threat actors utilizing techniques such as phishing, ransomware or denial of service attacks. We have experienced cybersecurity incidents in the past which have not had a material impact on our operations or financial results. If we experience a future disruption in our information technology systems, it could result in the loss of sales and customers and significant incremental costs, which could materially adversely affect our business. In addition, as a provider of products and services to government and commercial customers, and particularly as a government contractor, we are subject to a heightened risk of cybersecurity incidents caused by computer viruses, illegal break-ins or hacking, sabotage, or acts of vandalism, including by foreign governments, hackers and cyber terrorists. Furthermore, information technology security threats are increasing in sophistication, intensity and frequency. A cybersecurity incident may occur, including breaches that we may be unable to detect in a timely manner. The unavailability of our information technology systems, the failure of these systems to perform as anticipated for any reason, or any significant breach of security could cause significant disruption to our business or could result in decreased performance and increased costs.
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
If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our security processes and procedures and our compliance with evolving privacy and data security regulations and government cybersecurity requirements for government contractors, potentially causing us to lose business. A breach could also result in the loss of our intellectual property, potentially impacting our long-term capability to compete for sales of affected products. In addition, a breach of security of our information technology systems could result in litigation, regulatory action and potential liability, as well as increased costs to implement further information security measures. If we are unable to prevent, detect or adequately respond to cybersecurity incidents, our operations could be disrupted, our reputation could be harmed, and our business could be materially and adversely affected.
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
Sales to Continental, a supplier to the automotive industry and ITT's largest customer, were approximately 7% of our total revenue in 2023. Requests by automakers to use ITT brake pads in their Continental-produced braking systems (calipers) typically account for approximately half of MT's revenue from Continental. These automaker requests are generally formalized through supply agreements signed directly between MT and the automakers. The remainder of MT's sales to Continental in 2023 was generated from a 10-year agreement to supply Continental with aftermarket parts, which expired on December 31, 2023. A new 10-year agreement, effective January 1, 2024, and extending through December 31, 2033, was signed in March 2023. The loss of this customer, or a reduction in this customer's market share could have a material adverse effect on our business, results of operations or financial condition.
Due to our operations and sales outside of the U.S., we are subject to inherent business risks, including the imposition of tariffs, which may adversely affect our financial results.
Our international operations, including U.S. exports, comprise a growing portion of our operations and are a strategic focus for continued future growth. Our sales in emerging markets such as Mexico, South America, China, and the Middle East have been increasing. In both 2023 and 2022, approximately 67% of our total sales were to customers operating outside of the United States. Our sales from international operations and export sales are subject to varying degrees of risks inherent in doing business outside of the United States. These risks include the following:
•war or geopolitical instability in regions where we operate;
•fluctuations in foreign exchange rates;
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
Under the previous administration, the U.S. government undertook a series of actions to increase tariffs on certain goods imported into the U.S., including steel and aluminum, and in response certain governments imposed retaliatory tariffs on various goods. These tariffs have negatively impacted demand for our products as well as the cost of certain parts and materials that we purchase from vendors located overseas, particularly in China. We have been mitigating, and will continue attempting to mitigate, the impact of tariffs by lowering input costs through efficient utilization of our global manufacturing footprint, supplier and customer negotiations, and diversification strategies. However, we expect that any new or continued trade disputes or increased tensions between the U.S. and other countries, and any governmental actions, including increases of existing tariffs or the imposition of new tariffs, in response to those trade disputes or increased tensions, may continue to adversely impact demand for our products and our financial results.
The cost of compliance with increasingly complex and often conflicting regulations worldwide can also impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable profit margins.
Our business is impacted by our customers' levels of capital investment, maintenance expenditures, production, and market cyclicality.
Demand for certain of our products and services depends on the levels of capital investment, planned maintenance expenditures, and/or production of our customers which, in turn, depend on general economic conditions, availability of credit, economic conditions within their respective industries, supply and demand shocks, workforce strikes or employee absenteeism, volatility in commodity prices, expectations of future market behavior and their liquidity and financial position. The ability of our customers to finance capital investment, maintenance, and/or production may also be affected by factors independent of the conditions in their industries, such as the condition of global credit and capital markets. Accordingly, some of our customers have chosen to postpone capital investment, maintenance, and/or production, and may continue doing so in the future, potentially even during favorable conditions in their industries or markets, which has led, and may continue leading, to a delay or cancellation of orders.
Our customer's businesses, particularly those in the energy, chemical and mining industries, which represented approximately 10%, 9%, and 4%, respectively, of our 2023 revenue, are to varying degrees cyclical and have experienced, and may in the future experience, periodic downturns of varying severity. For example, the volatility of the energy market has generally been dependent upon the prevailing view of future gas and oil prices, which are influenced by numerous supply and demand factors, including availability and cost of capital, global and domestic economic conditions, environmental regulations, policies of the Organization of the Petroleum Exporting Countries (OPEC) countries and Russia and other factors. Our customers in these industries, particularly those whose demand for our products and services is primarily profit-driven, have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. Additionally, fluctuating energy demand forecasts and commodity pricing and other macroeconomic factors may cause our customers to be more conservative in their capital planning, which could reduce demand for our products and services, result in the delay or cancellation of existing orders, or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in our industry. These factors could have a material adverse effect on our business, results of operations and financial condition.
A material business interruption, particularly at one of our manufacturing facilities, could negatively impact our ability to generate sales and meet customer demand.
If operations at one or more of our manufacturing facilities were to be disrupted or damaged as a result of war (including related to Russia-Ukraine, Israel-Palestine, and China-Taiwan), an epidemic or pandemic (including, without limitation, COVID-19), changing weather or climate conditions (including increases in storm intensity, sea-level rise, melting of permafrost and temperature extremes on facilities or operations; and changes in the availability or quality of water, or other natural resources on which our business depends), IT system failure, cyber-attack, equipment failure, labor dispute, natural disaster, power outage, fire, explosion, act of terrorism, relocation of production location or any other catastrophic event or reason, our ability to meet customer demand for our products may be impacted. We have business continuity plans in place to mitigate the effects of such interruptions, but these plans may not be sufficient to resolve the issues in a timely manner. A significant interruption in production capability could also require us to make substantial payments due to non-performance. We also have insurance for certain covered losses which we believe to be adequate to offset a significant portion of the costs for reconstruction of facilities and equipment, as well as certain financial losses resulting from production interruptions or shutdowns. However, any recovery under our insurance policies would be subject to deductibles and, depending on the coverage, may not offset the lost revenues or increased expenses that may be experienced during the disruption of operations.
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
The ESG factors by which companies’ corporate responsibility practices are assessed have been evolving and may continue to evolve. Additionally, requirements on U.S. public companies and companies with European operations with regards to ESG compliance have been increasing and may continue to increase, including, but not limited to, the SEC's proposal to require extensive climate-related disclosures and the European Union's Corporate Sustainability Reporting Directive (CSRD), which could additionally require third-party assurance disclosures. These evolving standards and regulations have caused us, and may continue causing us, to undertake costly initiatives to satisfy such new criteria. If we are unable to satisfy new corporate responsibility criteria, investors may conclude our policies are inadequate and choose not to invest in our securities or to divest all or a portion of their current holdings, which in either case may adversely affect the price of our securities.
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
We are closely monitoring the potential passage of new U.S. and foreign tax legislation, which could result in substantial changes to the current U.S. or foreign tax systems, including changes to the statutory corporate tax rate. In October 2021, the Organization for Economic Cooperation and Development (OECD) and G20 Finance Ministers reached an agreement, known as Base Erosion and Profit Shifting (BEPS) Pillar Two, which is a multi-jurisdictional plan of action to address base erosion and profit shifting. On December 20, 2021, the OECD released the Model GloBE Rules for Pillar Two defining a 15% global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Model GloBE Rules for Pillar Two expected by calendar year 2024. We are continuing to evaluate the Model GloBE Rules for Pillar Two and related legislation, and their potential impact on future periods. Enactment of this regulation in its current form could increase the amount of global corporate income tax paid by the Company. These increases could have a material adverse effect on our effective tax rate. As the effects of a change in U.S. or foreign tax law must be recognized in the period in which the new legislation is enacted, should new legislation be signed into law, our financial results could be materially impacted.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the Inflation Reduction Act) into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (the Corporate AMT) of

15% on the adjusted financial statement income (AFSI) of corporations with an average AFSI exceeding $1.0 billion over a three-year period. The Corporate AMT was effective for the Company beginning in 2023. Given the AFSI threshold, the Corporate AMT was not applicable to the Company in 2023, but the Corporate AMT may have potential impacts on our future U.S. tax expense, cash taxes and effective tax rate. Additionally, the Inflation Reduction Act imposes a 1% excise tax on the fair market value of net stock repurchases made after December 31, 2022. The impact of this provision was not material in 2023 and future impacts will be dependent on the extent of share repurchases made in future periods.
Changes in environmental laws or regulations, the discovery of previously unknown or more extensive contamination or the failure of a potentially responsible party to perform may adversely affect our financial results.
We are subject to a variety of federal, state, local and foreign laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals, gases and other substances used in manufacturing our products, as well as laws related to greenhouse gas emissions (including cap-and-trade laws). These laws could require us to incur substantial expenses. Environmental laws and regulations allow for the assessment of substantial fines and criminal sanctions as well as facility shutdowns to address violations and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. The discovery of previously unknown or more extensive contamination at a site which the Company previously operated or currently operates could suddenly subject the Company to costly remediation efforts. We could be affected directly or indirectly through impacts on our customers and suppliers by changes in environmental laws or regulations, including, for example, those imposed in response to vapor intrusion or climate change concerns and violations by us of such laws and regulations. We may also be impacted by the adequacy of insurance policies, our inability to recover costs associated with any such developments, or financial insolvency of other potentially responsible parties which could have a material adverse effect on our business, financial condition and results of operations. In addition, new laws and regulations that might favor the increased use of non-fossil fuels, including nuclear, wind, solar and biofuels or that are designed to increase energy efficiency could reduce demand for oil and gas production or power generation resulting in lower spending by our IP customers.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.	CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage the cybersecurity risks that are relevant to our business.
Our cybersecurity risk management program is integrated into, and forms an integral part of, our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
We have established a proactive approach to identify and manage material cybersecurity threats which includes, but is not limited to, the following:
•Security policies and practices aligned with NIST Special Publication 800-171, Revision 2 (NIST 800-171 Rev 2) and the organization’s enterprise risk management requirements;
•Annual cybersecurity reporting and strategic update to ITT's Board of Directors;
•Enterprise-wide centralized Security Information and Event Management (SIEM);
•Regular red-team attack simulations led by industry-leading third-party cybersecurity firms;
•Continuous internal and external facing vulnerability management scanning;
•Threat intelligence feeds from various external sources (fee and non-fee based);
•Threat hunting;
•Strategically deployed artificial intelligence-based threat detection technology;
•Cyber risk assessment and classification processes;
•Cyber threat tabletop simulation exercises;
•Cyber Incident Response Plan processes;
•Externally led, targeted threat hunting exercises;
•Engagement of forensic cybersecurity and data analysis firms (as needed) to conduct independent validation assessments if a breach is suspected and/or validated;
•Engagements with third party consultants to build, design, and improve cyber risk management tools and processes;
•Third-party technology and service provider risk evaluation process; and
•Cybersecurity insurance coverage.
During 2023, there were no cybersecurity incidents that had a material effect on the Company. Furthermore, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us to date, including our business, business strategy, results of operations, or financial condition. For a discussion of prospective risks related to potential cybersecurity incidents, please refer to Item 1A, Risk Factors.

Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program and discusses with management the Company's cybersecurity and other information technology risks, controls, and procedures.
The Board receives annual reports from management on our cybersecurity risks and strategic updates. These reports are designed to provide the Board a view into the progress of previous efforts, an update on existing and new material risks, and an overview of proposed or planned cybersecurity-related projects, and foster a discussion of cyber threats trending within the industry and their applicability to the organization. If a new material risk is identified, or if the Company is impacted by a material security incident, the Audit Committee and the full Board of Directors are notified and apprised of developments.
ITT employs a team of certified cybersecurity professionals responsible for assessing and managing cybersecurity risks, led by the Chief Information Security Officer (CISO), who altogether make up ITT’s Cyber Security Operations Center (CSOC). The qualifications of our cybersecurity team include the following industry-recognized certifications: Certified Ethical Hacker (C|EH), Security+, GIAC Incident Handler Certification (GCIH), and GIAC Foundational Cybersecurity Technologies (GFACT). Additionally, our cybersecurity team possesses several Federal Emergency Management Agency (FEMA) and Department of Homeland Security (DHS) certificates pertaining to cybersecurity. The CSOC monitors the global ITT landscape for cyber threats, provides prevention strategies, initiates incident response for detected intrusions, and prescribes proactive and reactive mitigation strategies. The CSOC serves as the cornerstone for protecting, assessing, and managing cybersecurity risks for the enterprise, which includes, but is not limited to, back office processes, critical manufacturing processes, intellectual property, and sensitive data. The CISO reports to the Chief Information Officer (CIO), who in turn reports to the Chief Financial Officer (CFO). The combined expertise and qualifications of our cybersecurity team enable us to effectively monitor, assess, and respond to cybersecurity threats.
Management is actively informed about, and monitors, cybersecurity incidents, including their prevention, detection, mitigation, and remediation, through defined processes and reporting mechanisms. This proactive approach includes the alignment of security policies and practices with NIST 800-171 Rev 2 and the organization's enterprise risk management requirements. Twice annually, the CFO and CEO are briefed by the CISO and CIO regarding ongoing projects, investments and changes to the threat landscape that have impacted, or may impact, the organization, ensuring that the highest levels of management are kept abreast of the Company's cybersecurity posture. Overall, this comprehensive approach ensures that management is well-informed and actively involved in safeguarding the Company from cybersecurity threats.

ITEM 2.	PROPERTIES
We own or lease approximately 170 manufacturing plants, warehouses, service centers, and sales and administrative offices to support our operations. These properties are located in various regions around the world, including North America, Europe, Asia, South America and the Middle East. We consider these properties to be in good condition with sufficient capacity to accommodate the Company’s needs.
The following table summarizes the number of our material properties (other than our corporate headquarters) by business segment as of December 31, 2023. We consider our properties containing 25,000 square feet or more, which primarily consist of manufacturing locations, to be material. Our material properties account for over 90% of the total square feet of our properties.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Number of Owned Locations	13	11	5	29
Number of Leased Locations	9	22	6	37
Total Locations	22	33	11	66

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to environmental exposure, intellectual property matters, copyright infringement, personal injury claims, product liabilities, employment and employee benefit matters, government contract issues and commercial or contractual disputes and acquisitions or divestitures. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 19, Commitments and Contingencies, to the Consolidated Financial Statements.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company as of February 1, 2024, are listed below.

Name	Age	Current Title
Luca Savi	58	President and Chief Executive Officer
Davide Barbon	54	Senior Vice President and President, Motion Technologies and Asia Pacific
Emmanuel Caprais	49	Senior Vice President and Chief Financial Officer
Cheryl de Mesa Graziano	51	Vice President and Chief Accounting Officer
Maurine C. Lembesis	57	Senior Vice President and Chief Human Resources Officer
Bartek Makowiecki	45	Senior Vice President, Strategy and Business Development
Lori B. Marino	49	Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer
Fernando Roland	50	Senior Vice President and President, Industrial Process
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
Davide Barbon has served as our Senior Vice President and President, Motion Technologies and Asia Pacific Region since October 2023. He previously served as our Senior Vice President and President, Asia Pacific Region since October 2020. Prior to that, he served as General Manager of the KONI and Axtone businesses within Motion Technologies from January 2017. Mr. Barbon joined the Company in 2010, initially serving in the Brazil, Russia, India and China business of Motion Technologies, and then led its China business for five years. Prior to joining ITT, he spent 14 years with JLG Industries, where he had a number of roles of increasing responsibility across the United States, Europe, and Latin America.
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

Cheryl de Mesa Graziano has served as our Vice President and Chief Accounting Officer since November 2022. Prior to joining ITT, she served as Chief Accounting Officer of Party City Holdco Inc. (Party City) from December 2021 to October 2022. Ms. de Mesa Graziano also served as Vice President, Global Controller and Vice President, Financial Reporting and Accounting at Party City. She previously held various positions of increasing responsibility at Stanley Black & Decker, Inc. from May 2013 to October 2019, including Assistant Corporate Controller and Global Leader, Corporate Technical Accounting and Compliance. Before 2013, Ms. de Mesa Graziano held finance leadership roles at other companies including IBM and Financial Executives International.
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
Lori B. Marino has served as our Senior Vice President and General Counsel since January 2023. She was appointed as Corporate Secretary and Chief Compliance Officer in October 2023. Ms. Marino previously served as Vice President, Deputy General Counsel and Secretary of ITT from May 2016 to April 2019 and as Vice President, Chief Corporate Counsel and Corporate Secretary from September 2013 to May 2016. Prior to rejoining ITT, Ms. Marino served as Executive Vice President, General Counsel, Secretary and Chief Human Resources Officer at New Senior Investment Group Inc. from April 2019 to September 2021.
Fernando Roland has served as our Senior Vice President and President of Industrial Process since August 2023. Prior to joining ITT, Mr. Roland served as Senior Vice President, Customer Engineered Solutions — Americas, and held other leadership roles at Continental AG from March 2013 to July 2023. Prior to that, Mr. Roland held various business leadership positions at companies such as DuPont de Nemours, Inc., Hyosung Corporation, and Performance Fibers from 1996 to 2013.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK AND DIVIDENDS
Our common stock is reported in the consolidated transaction reporting system of the New York Stock Exchange (NYSE), the principal market in which this security is traded (under the trading symbol "ITT"). There were approximately 5,706 holders of record of our common stock on February 9, 2024.
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
During the fiscal year ended December 31, 2023, the Company did not offer or sell any equity securities that were not registered under the Securities Act.
ISSUER PURCHASES OF EQUITY SECURITIES
On October 30, 2019, the Board of Directors approved an indefinite term $500 share repurchase program (the 2019 Plan) under which $78.8 remained available as of December 31, 2023. We continue to utilize the 2019 Plan in a manner that is consistent with our capital allocation strategy, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders.
On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan). Repurchases under this authorization will begin upon the completion of the 2019 Plan.
We have made no open-market share repurchases of our common stock during the quarter ended December 31, 2023.

COMPANY STOCK PERFORMANCE
The following graph shows a comparison of the cumulative total shareholder return for ITT, the S&P 400 Mid Cap Index, and the S&P 400 Capital Goods Index over the five years ended December 31, 2023. It shows the share price appreciation of a $100 investment made on December 31, 2018, assuming any dividends paid are reinvested.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN

$275
$250
$225
$200
$175
$150
$125
$100
2018
2019
2020
2021
2022
2023
ITT Inc.
S&P 400 Mid-Cap
S&P 400 Capital Goods

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
ITT Inc.	$100.00	$154.58	$162.96	$218.32	$175.74	$261.68
S&P 400 Mid-Cap	$100.00	$126.17	$143.39	$178.85	$155.42	$180.90
S&P 400 Capital Goods	$100.00	$132.75	$159.09	$203.10	$182.76	$251.41
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
All comparisons included within this Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, refer to results for the year ended December 31, 2023 compared to the year ended December 31, 2022, unless stated otherwise. Additionally, all financial results and share repurchases other than per share amounts are reported in millions, unless stated otherwise. Per share amounts are reported in ones. Please refer to our Annual Report on Form 10-K (2022 Annual Report) for a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021.
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
EXECUTIVE SUMMARY
During 2023, despite evolving macroeconomic conditions, we delivered strong financial results, which included revenue and operating income growth, operating margin expansion, EPS growth and effective deployment of capital. The following table provides a summary of key performance indicators for 2023 in comparison to 2022.

Revenue	Operating Income	Operating Margin	EPS
$3,283	$528	16.1%	$4.97
10% Increase	13% Increase	40bp Increase	13% Increase
Organic Revenue	Adjusted Operating Income	Adjusted Operating Margin	Adjusted EPS
$3,229	$555	16.9%	$5.21
8% Increase	17% Increase	100bp Increase	17% Increase
See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue, adjusted operating income, adjusted operating margin, and adjusted EPS.
Our 2023 results include:
•Revenue of $3,283.0 increased $295.3 due to higher sales volume and pricing actions, particularly within IP's aftermarket business, MT's Friction OE business, and CCT's components business. In addition, our 2023 results benefited by $30.5 from our recent acquisitions of Habonim and Micro-Mode Products, Inc. ("Micro-Mode"), and by $23.1 from favorable foreign currency translation.
•Operating income of $528.2 increased $60.2, primarily due to higher revenue, productivity savings, a gain of $7.2 on the sale of a product line within our CCT segment, lower charges related to the suspension of business in Russia, and the accretive impact of our recent acquisitions of Habonim and Micro-Mode. The increase in operating income was partially offset by higher labor, raw material and overhead costs, unfavorable foreign currency impacts and product mix, a loss of $15.3 on the sale of our Matrix Composites, Inc. ("Matrix") business, and a prior year gain of $15.5 on the sale of facilities within our IP segment.

•Income from continuing operations was $4.97 per diluted share, an increase of $0.57 as compared to the prior year. The increase was primarily due to higher operating income, as discussed above, and lower share count resulting from open-market share repurchases executed during the year.
Throughout 2023, we remained committed to creating value through effective capital deployment, which included the following:
•In May, we acquired Micro-Mode, a leading provider of highly engineered connectors for harsh environment defense and space applications.
•We announced our intent to acquire Denmark-based Svanehøj Group A/S ("Svanehøj"), a leading provider of customized critical liquid and cryogenic pumps for liquefied gas applications for the marine sector, which will expand our international footprint and we expect will position us to benefit from the energy transition. The acquisition closed on January 19, 2024.
•We increased our capital expenditures by 4% over the prior year to fund investments in innovation, capacity and green energy, including solar installations.
•We repurchased 0.7 shares of common stock on the open market for $61, and announced a new $1 billion share repurchase program.
•We paid $96 in dividends to our shareholders. Our dividends declared in 2023 of $1.16 per share represented a 10% increase over the dividends per share declared of $1.056 in 2022.
Global Macroeconomic Conditions
During 2023, the global economy experienced a mix of challenges that impacted the Company's performance. These challenges included geopolitical uncertainty, trade disputes, supply chain disruptions, production challenges, labor shortages, raw material constraints, and inflation. These items are described further below.
Israel-Palestine Conflict
In October 2023, tensions between Israel and Palestine escalated, resulting in war, regional instability, and market volatility. This situation has further increased geopolitical tensions, has attracted international attention, and has raised humanitarian and economic concerns. Our operations in Israel are limited to Habonim, which we acquired in April 2022. Habonim is part of our IP segment and had sales of $57.4 and $45.0, respectively, during 2023 and 2022. Further escalation of this conflict could result in supply chain disruptions, inflation, workforce disruptions, demand fluctuations, or the inability to fulfill customer requests in the region. We are currently unable to reasonably estimate any future impacts on our business and financial results.
Russia-Ukraine War
In February 2022, the United States and other leading nations announced targeted economic sanctions on Russia and certain Russian citizens in response to Russia’s war with Ukraine, which has increased regional instability and global economic and political uncertainty.
During the years ended December 31, 2023 and 2022, we recorded total pre-tax charges of $2.5 and $7.9, primarily related to suspending our business in Russia. Any future impacts on our business and financial results are not expected to be material.
Inflationary Pressures
Since 2020, the cost of energy and raw materials we use in our production processes, including commodities such as steel, oil, copper, and tin, have significantly increased. The rising prices are primarily due to reduced supply caused by supply chain disruptions primarily stemming from the COVID-19 pandemic and the ongoing Russia-Ukraine war.
Beginning in 2022, central banks around the world have been raising interest rates to counter inflation. Rising interest rates increased our cost of debt and contributed to instability in the global banking system during 2023, which has impacted consumer behavior, including demand for our products.
The manufacturing industry continues to experience a skilled labor shortage, which has created difficulties in attracting and retaining factory employees and has resulted in higher labor costs.

Global macroeconomic conditions have led and may continue to lead to decreased demand for our products, increased costs, and reduced operating margins. We have been able to offset most of these negative impacts through pricing actions and productivity savings, which we continue to pursue. Future impacts on our business and financial results as a result of these conditions are not estimable at this time, and depend, in part, on the extent to which these conditions improve or worsen, which remains uncertain. For additional discussion of the risks related to global macroeconomic conditions, see Part I, Item 1A, Risk Factors, herein.

DISCUSSION OF FINANCIAL RESULTS
2023 VERSUS 2022

For the Year Ended December 31	2023	2022	Change
Revenue	$3,283.0	$2,987.7	9.9%
Gross profit	1,107.3	922.3	20.1%
Operating expenses	579.1	454.3	27.5%
Operating income	528.2	468.0	12.9%
Interest and other non-operating expense, net	8.7	6.2	40.3%
Income tax expense	104.8	91.1	15.0%
Income from continuing operations attributable to ITT Inc.	411.4	368.3	11.7%
Net income attributable to ITT Inc.	$410.5	$367.0	11.9%

Gross margin	33.7%	30.9%	280	bp
Operating expense to revenue ratio	17.6%	15.2%	240	bp
Operating margin	16.1%	15.7%	40	bp
Effective tax rate	20.2%	19.7%	50	bp
All comparisons included within the Discussion of Financial Results for 2023 versus 2022 refer to results for the year ended December 31, 2023 compared to the year ended December 31, 2022, unless stated otherwise.

REVENUE
The following table summarizes the revenue derived from each of our segments.

For the Year Ended December 31	2023	2022	Change	Organic growth(a)
Motion Technologies	$1,457.8	$1,374.0	6.1%	4.9%
Industrial Process	1,129.6	971.0	16.3%	14.3%
Connect & Control Technologies	699.4	645.6	8.3%	5.7%
Eliminations	(3.8)	(2.9)
Total Revenue	$3,283.0	$2,987.7	9.9%	8.1%
(a)See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue.
Motion Technologies
MT revenue for the year ended December 31, 2023 increased $83.8 primarily driven by higher sales volume and pricing actions. Our Friction business grew 6% due to strong OEM demand. Additionally, our KONI and Axtone businesses grew 6% and 10%, respectively. These increases were partially offset by a decline in our Wolverine business of 7%, which was primarily attributable to a decline in sales of sealing materials. The current year period also benefited from favorable foreign currency translation of $17.0. Excluding the impact from foreign currency translation, organic revenue increased $66.8.
In March 2023, our Friction business signed a new 10-year agreement, effective January 1, 2024, for the supply of ITT aftermarket brake pads to Continental AG. The previous 10-year agreement with Continental AG expired on December 31, 2023. The new agreement is expected to generate over $1 billion in revenue over its term.

Industrial Process
IP revenue for the year ended December 31, 2023 increased $158.6 primarily driven by higher sales volume and pricing actions. Our aftermarket business grew 16% primarily within the energy, chemical, and mining markets, and our pump project revenue grew 31%, primarily within the chemical and energy markets. The current year period also benefited by $15.0 from our acquisition of Habonim, which closed in the second quarter of 2022, and $4.7 from favorable foreign currency translation. Excluding the impacts from acquisition and foreign currency translation, organic revenue increased $138.9.
The level of order and shipment activity at IP can vary significantly from period to period due to pump projects which are highly engineered, customized to customer needs, and have longer lead times. Total IP orders during 2023 were $1,227.0, an increase of 11.4% compared to the prior year, including $285.9 of orders in the fourth quarter, which represents 5.5% growth from the fourth quarter of last year. IP's backlog as of December 31, 2023 was $676.8, reflecting an increase of $96.8, or 16.7%, compared to December 31, 2022. Our backlog represents firm orders that have been received, acknowledged, and entered into our production systems.
Connect & Control Technologies
CCT revenue for the year ended December 31, 2023 increased $53.8 primarily driven by pricing actions and higher sales volume. Specifically, component sales grew 21%, primarily within the aerospace and defense markets, while connector sales grew 1%. The current year period also benefited $15.5 from our second quarter acquisition of Micro-Mode and $1.4 from favorable foreign currency translation. Excluding the impacts from acquisition and favorable foreign currency translation, organic revenue increased $36.9.

GROSS PROFIT
Gross profit for 2023 was $1,107.3, reflecting a gross margin of 33.7%. Gross profit for 2022 was $922.3, reflecting a gross margin of 30.9%. The increases in gross profit and gross margin were primarily driven by an increase in revenue, described above in the section titled "Revenue", partially offset by increases in raw material, labor, and overhead costs, which were driven by inflationary pressures during the year, as discussed above in the section titled "Global Macroeconomic Conditions".

OPERATING EXPENSES
The following table provides a disaggregation of our operating expenses by expense type, as well as by segment.

For the Year Ended December 31	2023	2022	Change
General and administrative expenses(a)	$302.6	$217.2	39.3%
Sales and marketing expenses	174.0	156.9	10.9%
Research and development expenses	102.6	96.5	6.3%
Gain on sale of long-lived assets	(0.1)	(16.3)	(99.4)%
Total operating expenses	$579.1	$454.3	27.5%
By Segment:
Motion Technologies	$173.7	$140.9	23.3%
Industrial Process	207.6	150.0	38.4%
Connect & Control Technologies	144.1	119.6	20.5%
Corporate & Other	53.7	43.8	22.6%
(a)The prior year presentation has been updated to conform to the current year presentation.

General and administrative (G&A) expenses increased $85.4 for the year ended December 31, 2023. The increase was primarily due to higher incentive-based compensation and payroll costs, including as a result of higher headcount stemming from our acquisitions of Habonim in the second quarter of 2022 and Micro-Mode in the second quarter of 2023, a loss of $15.3 on the sale of our Matrix business, higher restructuring charges, and unfavorable foreign currency impacts. The increase was partially offset by a gain of $7.2 resulting from the sale of a product line within our CCT segment, income of $3.7 from a recovery of costs associated with the 2020 lease termination of a legacy site, higher corporate-owned life insurance investment gains, and lower asset impairment charges.
Sales and marketing expenses increased $17.1 for the year ended December 31, 2023, primarily driven by higher personnel and other sales-related costs to support higher sales activity. The increase in personnel costs was partially attributable to higher headcount stemming from, and timing of, our recent Habonim and Micro-Mode acquisitions.
Research and development (R&D) expenses increased $6.1 for the year ended December 31, 2023, primarily driven by higher personnel costs to support investments in innovation and new product development.
Gain on sale of long-lived assets decreased by $16.2 for the year ended December 31, 2023. The prior year period included a one-time gain of $15.5 related to the sale of facilities that were previously held within our IP segment.

OPERATING INCOME
The following table summarizes our operating income and operating margin by segment.

For the Year Ended December 31	2023	2022	Change
Motion Technologies	$230.8	$208.5	10.7%
Industrial Process	243.6	187.6	29.9%
Connect & Control Technologies	107.5	115.8	(7.2)%
Corporate & Other	(53.7)	(43.9)	22.3%
Total operating income	$528.2	$468.0	12.9%
Operating Margin:
Motion Technologies	15.8%	15.2%	60	bp
Industrial Process	21.6%	19.3%	230	bp
Connect & Control Technologies	15.4%	17.9%	(250)	bp
Consolidated ITT	16.1%	15.7%	40	bp

MT operating income for the year ended December 31, 2023 increased $22.3 primarily due to higher revenue, as discussed above, productivity savings, and lower charges related to the suspension of business in Russia. The increase was partially offset by higher raw material, labor and overhead costs, as well as unfavorable foreign currency impacts and product mix.
IP operating income for the year ended December 31, 2023 increased $56.0, driven by higher revenue, as discussed above, productivity savings, lower charges related to the suspension of business in Russia, and the accretive impact of the acquisition of Habonim, which occurred in the second quarter of 2022. The increase was partially offset by higher labor and overhead costs, and unfavorable foreign currency impacts. The prior year period also benefited from a non-recurring gain of $15.5 related to the sale of facilities.
CCT operating income for the year ended December 31, 2023 decreased $8.3, driven by a $15.3 loss on the sale of our Matrix business, and higher raw material, labor and overhead costs. The decrease was partially offset by higher revenue, as discussed above, productivity savings, a gain of $7.2 related to the sale of a product line, and the accretive impact of the second quarter acquisition of Micro-Mode.
Within Corporate & Other, corporate costs, net, increased $9.8 for the year ended December 31, 2023, primarily driven by higher personnel-related costs, including incentive-based compensation. The increase was partially offset by income of $3.7 from a recovery of costs associated with the 2020 lease termination of a legacy site as well as by higher corporate-owned life insurance investment gains. The prior year period also included a $1.7 asset impairment charge related to the relocation of the Company’s corporate headquarters.

INTEREST AND OTHER NON-OPERATING EXPENSE (INCOME), NET
The following table summarizes our interest and other non-operating expense (income), net.

For the Year Ended December 31	2023	2022	Change
Interest expense	$19.2	$10.9	76.1%
Interest income	(8.8)	(4.5)	95.6%
Non-operating postretirement (benefit) costs, net	(0.4)	1.1	136.4%
Other non-operating income, net	(1.3)	(1.3)	—%
Total interest and other non-operating expense, net	$8.7	$6.2	40.3%
The increase in interest and other non-operating expense, net for the year ended December 31, 2023 was primarily due to higher interest expense associated with a higher average interest rate on our commercial paper borrowings, and $1.4 of interest expense related to a tax audit settlement in Italy, as discussed below in the section titled "Income Tax Expense". This increase was partially offset by an increase in interest income, which was primarily due to higher weighted average interest rates during the year, and an increase in postretirement benefits due to a prior year plan amendment.

INCOME TAX EXPENSE
The following table summarizes our income tax expense and effective tax rate.

For the Year Ended December 31	2023	2022	Change
Income tax expense	$104.8	$91.1	15.0%
Effective tax rate	20.2%	19.7%	50	bps
The higher effective tax rate in 2023 compared to 2022 resulted from the Company recording tax expense in 2023 of $14.2 relating to a tax audit in Italy covering tax years 2016-2022. The 2023 expense includes $6.8 of U.S. tax on foreign earnings. These tax expenses were offset by $16.1 from valuation allowance reversals on deferred tax assets in Germany. ITT also recognized tax benefits of $4.9 from the filing of an amended 2017 consolidated federal tax return.
We are closely monitoring the potential passage of new U.S. and foreign tax legislation, which could result in substantial changes to the current U.S. or foreign tax systems, including changes to the statutory corporate tax rate. In October 2021, the Organization for Economic Cooperation and Development (OECD) and G20 Finance Ministers reached an agreement, known as Base Erosion and Profit Shifting (BEPS) Pillar Two, which is a multi-jurisdictional plan of action to address base erosion and profit shifting. On December 20, 2021, the OECD released the Model GloBE Rules for Pillar Two defining a 15% global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Model GloBE Rules for Pillar Two expected by calendar year 2024. We are continuing to evaluate the Model GloBE Rules for Pillar Two and related legislation, and their potential impact on future periods. Enactment of this regulation in its current form could increase the amount of global corporate income tax paid by the Company. These increases could have a material adverse effect on our effective tax rate. As the effects of a change in U.S. or foreign tax law must be recognized in the period in which the new legislation is enacted, should new legislation be signed into law, our financial results could be materially impacted.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the Inflation Reduction Act) into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (the Corporate AMT) of 15% on the adjusted financial statement income (AFSI) of corporations with an average AFSI exceeding $1.0 billion over a three-year period. The Corporate AMT was effective for the Company beginning in 2023. Given the AFSI threshold, the Corporate AMT was not applicable to the Company in 2023, but the Corporate AMT may have potential impacts on our future U.S. tax expense, cash taxes and effective tax rate. Additionally, the Inflation Reduction Act imposes a 1% excise tax on the fair market value of net stock repurchases made after December 31, 2022. The impact of this provision was not material in 2023 and future impacts will be dependent on the extent of share repurchases made in future periods.
We operate in various tax jurisdictions and are subject to examination by tax authorities in these jurisdictions. We are currently under examination in several jurisdictions including Czechia, Germany, Hong Kong, India, Italy, Japan, the U.S. and Venezuela. The calculation of our tax liability for unrecognized tax benefits includes dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions is not expected to change by a significant amount.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We support our growth and expansion in markets outside of the U.S. through the enhancement of existing products and development of new products, increased capital spending, and potential foreign acquisitions. We look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We transfer cash between certain international subsidiaries and the U.S. when it is cost effective to do so. Net cash distributions from foreign countries to the U.S. during the years ended December 31, 2023 and 2022 were $357.5 and $74.0, respectively. The timing and amount of any additional future distributions remains under evaluation based on our jurisdictional cash needs.

Capital Resources
As of December 31, 2023, we have access to short- and long-term funding sources. These include access to the capital markets through a commercial paper program, as well as $700 of available borrowing capacity under our 2021 Revolving Credit Agreement, which may potentially be expanded to $1,050 under the agreement. In addition, we have market access to secure longer-term funding, if needed. Our commercial paper program is supported by our 2021 Revolving Credit Agreement and our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. These sources of capital are described further below.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding.
The following table presents our outstanding commercial paper borrowings. See Note 15, Debt, for further information.

As of December 31	2023	2022
Commercial Paper Outstanding - U.S. Program	$184.9	$299.2
Commercial Paper Outstanding - Euro Program	—	149.1
Total Commercial Paper Outstanding	$184.9	448.3
The decrease in commercial paper outstanding from December 31, 2022 to December 31, 2023 was primarily related to higher share repurchase and acquisition activity in the prior year that was financed using commercial paper, and timing of repayments. See Note 18, Capital Stock, and Note 22, Acquisitions, Investments, and Divestitures, for further information.

All outstanding commercial paper for both periods had maturity terms of less than three months from the date of issuance. Our average daily outstanding commercial paper balance for the years ended 2023 and 2022 was $366.9 and $459.6, respectively, and the maximum outstanding commercial paper during each of those respective years was $669.9 and $561.7.

Revolving Credit Agreement
On August 5, 2021, we entered into a revolving credit facility agreement with a syndicate of third party lenders including Bank of America, N.A., as administrative agent (as amended, the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, and (ii) letters of credit for a face amount up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments by a minimum aggregate amount of $10 or any whole multiple of $1 in excess thereof. Borrowings under the credit facility are available in U.S. dollars, Euros, British pound sterling or any other currency that may be requested by us, subject to the approval of the administrative agent and each lender. We are permitted to request that lenders increase the commitments under the facility by up to $350 for a maximum aggregate principal amount of $1,050; however, this is subject to certain conditions and therefore may not be available to us. As of December 31, 2023 and 2022, we had no outstanding borrowings under the 2021 Revolving Credit Agreement. See Note 15, Debt, to the Consolidated Financial Statements for further information.
Long-term Debt
Long-term debt is generally defined as any debt with an original maturity greater than 12 months. Our long-term debt is primarily related to outstanding Italian government loans maturing in June 2027. Our long-term debt carries a weighted average fixed interest rate of 0.86% and requires annual principal and interest payments of approximately $2.0, on average, through maturity. The table below provides our long-term debt outstanding as of December 31, 2023 and 2022.

As of December 31	2023	2022
Current portion of long-term debt	$2.3	$2.2
Non-current portion of long-term debt	5.7	7.7
Total long-term debt	$8.0	$9.9
See Note 15, Debt, for further information.
Term Loan
On January 12, 2024, ITT Italia S.r.l. (“ITT Italia”), an indirect wholly owned subsidiary of ITT, entered into a facility agreement (the “ITT Italia Credit Agreement”), among the Company, as a guarantor, ITT Italia, as borrower, and BNP Paribas, Italian Branch, as bookrunner, sole underwriter and global coordinator, mandated lead arranger and agent.
The ITT Italia Credit Agreement has an initial maturity of three years and provides for term loan borrowings in an aggregate principal amount of €300 million, €275 million of which have been used to finance the Company’s acquisition of Svanehøj Group A/S, which closed on January 19, 2024.
See Note 15, Debt, for further information.
Credit ratings
The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. Our credit ratings as of December 31, 2023 were as follows:

Rating Agency	Short-Term Ratings	Long-Term Ratings
Standard & Poor’s	A-2	BBB
Moody’s Investors Service	P-2	Baa2
Fitch Ratings	F1	BBB+
In December 2023, Fitch Ratings upgraded ITT's short-term ratings, which include its Short-term Issuer Default rating and Commercial Paper rating, from F2 to F1. The upgraded ratings reflect ITT's conservative capital structure, product and geographic diversification, installed base, sizeable aftermarket revenue, solid EBITDA margins, and good financial flexibility. There were no other changes to our credit ratings during 2023. Please refer to the rating agency websites and press releases for more information.

Sources and Uses of Liquidity
In addition to the capital resources discussed above, our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities for the years ended December 31, 2023 and 2022.

For the Year Ended December 31	2023	2022
Operating activities	$538.0	$277.7
Investing activities	(181.0)	(255.1)
Financing activities	(432.3)	(83.3)
Foreign exchange	3.6	(25.8)
Total net cash used in continuing operations	$(71.7)	$(86.5)
Net cash from discontinued operations	(0.3)	0.1
Net change in cash and cash equivalents	$(72.0)	$(86.4)
Operating Activities
The increase in net cash from operating activities of $260.3 was primarily driven by favorable net working capital impacts primarily due to improved inventory management and timing of accounts receivable collections, higher operating income, and lower incentive-based compensation payments related to the prior year.
Investing Activities
The increase in net cash from investing activities of $74.1 was primarily driven by our acquisition and equity-method investment activity. In 2023, we acquired Micro-Mode for a purchase price of $79.3. In 2022, we acquired Habonim for a purchase price of $139.9 and we purchased a minority investment in CRP Technology Srl and CRP USA LLC for $23.0. In addition, during 2023, we received proceeds of $10.5 from the sale of a product line within our CCT segment and $1.0 from the sale of our Matrix business, while in 2022 we received proceeds of $20.9 from the sale of facilities within our IP segment. Refer to Note 22, Acquisitions, Investments, and Divestitures, and Note 11, Plant, Property and Equipment, Net, for further information.
Financing Activities
The decrease in net cash from financing activities of $349.0 was primarily driven by a higher cash outflows of $525.7 associated with commercial paper borrowings due to timing of repayments. This was partially offset by lower cash outflows of $185.3 related to repurchases of ITT common stock.
Dividends
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, we cannot provide any assurance as to what level of dividends, if any, will be paid in the future. Aggregate dividends declared in 2023 were $95.9, compared to $87.7 in 2022, reflecting annual per share amounts of $1.160 and $1.06, respectively. In the first quarter of 2024, we declared a quarterly dividend of $0.319 per share for shareholders of record on March 8, 2024, which will be paid on April 1, 2024.
Open-market Share Repurchases
On October 30, 2019, the Board of Directors approved our current program, an indefinite term $500 open-market share repurchase program (the 2019 Plan). All repurchased shares are retired immediately following the repurchases. During the years ended December 31, 2023 and 2022, we spent $60.0 and $245.3, respectively, on open-market share repurchases under the 2019 Plan. As of December 31, 2023, there was $78.8 of remaining authorization left under the 2019 Plan.
On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan). Repurchases under this authorization will begin upon the completion of the 2019 Plan.
See Note 18, Capital Stock for more information.

Funding of Postretirement Plans
The following table provides a summary of the funded status of our postretirement benefit plans.

	2023				2022
As of December 31	U.S. Pension	Non-U.S. Pension	Other Benefits	Total	U.S. Pension	Non-U.S. Pension	Other Benefits	Total
Fair value of plan assets	$—	$0.4	$—	$0.4	$—	$0.4	$—	$0.4
Projected benefit obligation	11.2	73.2	66.2	150.6	11.2	67.9	70.7	149.8
Funded status	$(11.2)	$(72.8)	$(66.2)	$(150.2)	$(11.2)	$(67.5)	$(70.7)	$(149.4)
Our non-U.S. pension plans, which are typically not funded due to local regulations, had an increase in projected benefit obligation of $5.3 during 2023, primarily due to a lower discount rate. Our other employee-related benefit plans are generally unfunded plans as well. The projected benefit obligation of these plans declined by $4.5 during 2023 primarily due to a decrease in the discount rate.
Contributions to our U.S. and non-U.S. pension and other postretirement plans were $9.5 and $11.0 during 2023 and 2022, respectively, which were used to fund participant benefits. We currently estimate 2024 contributions to our pension and other postretirement benefits plans of approximately $12.
See Note 16, Postretirement Benefit Plans, for additional financial information related to our postretirement obligations.
Contractual Obligations
The following table summarizes ITT’s commitment to make future payments under long-term contractual obligations as of December 31, 2023.

	Payments Due By Period
	Total	2024	2025 to 2026	2027 to 2028	Beyond 2029
Long-term debt	$8.0	$2.3	$4.7	$1.0	$—
Operating leases	104.9	23.1	37.1	21.7	23.0
Purchase obligations(a)	133.2	120.0	10.5	—	2.7
Postretirement benefit payments(b)	150.2	11.7	20.9	20.0	97.6
Other long-term obligations(c)	68.5	8.6	18.1	6.3	35.5
Total	$464.8	$165.7	$91.3	$49.0	$158.8
In addition to the amounts presented in the table above, we have recorded liabilities for uncertain tax positions of $5.7 in our Consolidated Balance Sheet as of December 31, 2023. This amount has been excluded from the contractual obligations table due to an inability to reasonably estimate the timing of payments in individual years.
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
(c)Other long-term obligations include amounts recorded in our Consolidated Balance Sheet as of December 31, 2023, including estimated environmental payments and employee compensation agreements. We estimate based on historical experience that we will spend, on average, approximately $6 per year on environmental investigation and remediation. A portion of our environmental investigation and remediation costs are legally mandated through various orders and agreements with state and federal oversight agencies. As of December 31, 2023, our recorded environmental liability was $56.0. See Note 19, Commitments and Contingencies, to the Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements represent transactions, agreements or other contractual arrangements with unconsolidated entities, where an obligation or contingent interest exists. Our off-balance sheet arrangements as of December 31, 2023 consist of indemnities related to acquisition and disposition agreements and certain third-party guarantees.
Indemnities
Since our founding in 1920 (pre-spin-offs), we have acquired and disposed of numerous businesses. The related acquisition and disposition agreements allocate certain assets and liabilities among the parties and contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party or for assumed or excluded liabilities. These provisions address a variety of subjects. The term and monetary amounts of each such provision are defined in the specific agreements and may be affected by various conditions and external factors. Many of the provisions have expired either by operation of law or as a result of the terms of the agreement. We do not have a liability recorded for these expired provisions and are not aware of any claims or other information that would give rise to material payments under such provisions.
Guarantees
We had $159.4 of guarantees, letters of credit and similar arrangements outstanding as of December 31, 2023, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2023 as the likelihood of nonperformance by the underlying obligors is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our financial statements.

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
A reconciliation of revenue to organic revenue for the year ended December 31, 2023 is provided below.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2023 Revenue	$1,457.8	$1,129.6	$699.4	$(3.8)	$3,283.0
Acquisitions	—	(15.0)	(15.5)	—	(30.5)
Foreign currency translation	(17.0)	(4.7)	(1.4)	—	(23.1)
2023 Organic revenue	1,440.8	1,109.9	682.5	(3.8)	3,229.4
2022 Revenue	1,374.0	971.0	645.6	(2.9)	2,987.7
Organic revenue growth	$66.8	$138.9	$36.9	$(0.9)	$241.7
Percentage change	4.9%	14.3%	5.7%		8.1%

•“Adjusted operating income (loss)” is defined as operating income (loss), adjusted to exclude special items that include, but are not limited to, certain gain on sale of long-lived assets, restructuring, severance, certain asset impairment charges, certain acquisition- and divestiture-related impacts and unusual or infrequent operating items. Special items represent charges or credits that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. “Adjusted operating margin” is defined as adjusted operating income (loss) divided by revenue. We believe that these financial measures are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.
Reconciliations of operating income (loss) to adjusted operating income (loss) for the years ended December 31, 2023 and 2022 are provided below.

Year Ended December 31, 2023	Motion Technologies	Industrial Process	Connect & Control Technologies	Corporate	ITT Inc.
Operating income (loss)	$230.8	$243.6	$107.5	$(53.7)	$528.2
Loss on sale of business(a)	—	—	15.3	—	15.3
Restructuring costs	4.0	4.6	1.3	—	9.9
Impacts related to Russia-Ukraine war	1.3	1.2	—	—	2.5
Acquisition- and divestiture-related costs	—	—	2.4	—	2.4
Other(b)	0.1	—	(0.1)	(3.7)	(3.7)
Adjusted operating income (loss)	$236.2	$249.4	$126.4	$(57.4)	$554.6

Operating margin	15.8%	21.6%	15.4%		16.1%
Adjusted operating margin	16.2%	22.1%	18.1%		16.9%

Year Ended December 31, 2022
Operating income (loss)	$208.5	$187.6	$115.8	$(43.9)	$468.0
Gain on sale of long-lived assets(c)	—	(15.5)	—	—	(15.5)
Impacts related to the Russia-Ukraine war	3.1	4.8	—	—	7.9
Restructuring costs	2.7	1.3	—	(0.2)	3.8
Acquisition-related costs	—	3.2	—	0.5	3.7
Asset impairment charges	—	—	—	1.7	1.7
Other(d)	1.3	1.2	—	1.7	4.2
Adjusted operating income (loss)	$215.6	$182.6	$115.8	$(40.2)	$473.8

Operating margin	15.2%	19.3%	17.9%		15.7%
Adjusted operating margin	15.7%	18.8%	17.9%		15.9%
(a)Relates to the sale of our Matrix business in December 2023. See Note 22, Acquisitions, Investments, and Divestitures, to the Consolidated Financial Statements for further information.
(b)Includes income from a recovery of costs associated with the 2020 lease termination of a legacy site.
(c)2022 includes a gain of $14.7 related to the sale of a former operating facility that was previously held by a business within our IP segment. See Note 11, Plant, Property and Equipment, Net, to the Consolidated Financial Statements for further information.
(d)2022 includes severance charges and accelerated amortization of an intangible asset.

•“Adjusted income from continuing operations” is defined as income from continuing operations attributable to ITT Inc. adjusted to exclude special items that include, but are not limited to, certain gain on sale of long-lived assets, restructuring, severance, certain asset impairment charges, certain acquisition- and divestiture-related impacts, income tax settlements or adjustments and unusual or infrequent items. Special items represent charges or credits, on an after-tax basis, that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. The after-tax basis of each special item is determined using the jurisdictional tax rate of where the expense or benefit occurred. “Adjusted income from continuing operations per diluted share” (adjusted EPS) is defined as adjusted income from continuing operations divided by diluted weighted average common shares outstanding. We believe that adjusted income from continuing operations and adjusted EPS are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.
Reconciliations of adjusted income from continuing operations attributable to ITT to income from continuing operations attributable to ITT and adjusted income from continuing operations attributable to ITT per diluted share to income from continuing operations attributable to ITT per diluted share (EPS) for the years ended December 31, 2023 and 2022 are provided below. Per share amounts are reported in ones and may not calculate due to rounding.

	2023		2022
	Income from Continuing Operations	EPS	Income from Continuing Operations	EPS
Reported	$411.4	$4.97	$368.3	$4.40
Loss on sale of business(a)	15.3	0.19	—	—
Restructuring costs	9.9	0.12	3.8	0.05
Impacts from Russia-Ukraine war	2.5	0.03	7.9	0.09
Acquisition- and divestiture-related costs	2.4	0.03	3.7	0.04
Gain on sale of long-lived assets(b)	—	—	(15.5)	(0.19)
Asset impairment charges	—	—	1.7	0.02
Other (benefits) costs(c)	(2.3)	(0.04)	4.2	0.06
Total tax (benefit) expense of adjustments(d)	(6.2)	(0.07)	(0.3)	—
Tax-related special items(e)	(2.0)	(0.02)	(2.3)	(0.03)
Adjusted	$431.0	$5.21	$371.5	$4.44
(a)Relates to the sale of our Matrix business in December 2023. See Note 22, Acquisitions, Investments, and Divestitures, to the Consolidated Financial Statements for further information.
(b)2022 includes a gain of $14.7 on the sale of a former operating facility previously held by a business within our IP segment. See Note 11, Plant, Property and Equipment, Net, to the Consolidated Financial Statements for further information.
(c)2023 primarily includes income of $3.7 from a recovery of costs associated with the 2020 lease termination of a legacy site, partially offset by interest expense of $1.4 related to a tax audit settlement in Italy. 2022 primarily includes severance costs.
(d)The tax impact of each adjustment is determined using the jurisdictional tax rate of where the expense or benefit occurred.
(e)2023 tax-related special items include benefits from valuation allowance reversals of $(16.4), a settlement expense primarily related to a tax audit in Italy of $14.4, the tax impact on distributions of $7.5, a benefit related to the amendment of our federal tax return of $(4.9), and other of $(2.6). 2022 tax-related special items include a benefit related to a change in deferred tax asset valuation allowance of $(1.2), a benefit related to a change in uncertain tax positions of $(0.7), a tax benefit on future distribution of foreign earnings of $(0.3), and other of $(0.1). See Note 6, Income Taxes, to the Consolidated Financial Statements for further information.

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
Determining the fair value of a reporting unit or an indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions, and the identification of appropriate market comparable data. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also requires judgment. Goodwill is tested for impairment at the reporting unit level, which, based on the applicable accounting guidance, is either the operating segment or one level below (e.g., the divisions of our CCT segment). The fair value of our reporting units and indefinite-lived intangible assets are based on estimates and assumptions that are believed to be reasonable. Significant changes to these estimates and assumptions could adversely impact our conclusions. Actual future results may differ from those estimates. During the fourth quarter of 2023, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were substantially in excess of each of their carrying values. Had different reporting units been identified or had different valuation techniques or assumptions been utilized, the results of our impairment tests could have resulted in an impairment loss, which could have been material.
See Note 12, Goodwill and Other Intangible Assets, Net, to the Consolidated Financial Statements for more information.
Environmental Liabilities
We are subject to various federal, state, local, and foreign environmental laws and regulations that require environmental assessment or remediation efforts. Accruals for environmental exposures are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Significant judgment is required to determine both the likelihood of a loss and the estimated amount of loss. Engineering studies, probability techniques, historical experience, and other factors are used to identify and evaluate remediation alternatives and their related costs in estimating our reserve for environmental liabilities. Our environmental reserve of $56.0 at December 31, 2023, represents management’s estimate of undiscounted costs expected to be incurred related to environmental assessment or remediation efforts, including related legal fees, without regard to potential recoveries from insurance companies or other third parties. Our estimated liability is reduced to reflect the participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective share of the relevant costs and that share can be reasonably estimated. Our environmental accruals are reviewed and adjusted for progress of investigation and remediation efforts and as additional technical or legal information become available, such as the impact of negotiations with regulators and other potentially responsible parties, settlements, rulings, advice of legal counsel, and other current information.
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
Although it is not possible to predict with certainty the ultimate costs of environmental remediation, the reasonably possible high-end of our estimated environmental liability range at December 31, 2023 was $98.2. See Note 19, Commitments and Contingencies, to the Consolidated Financial Statements for more information.
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
Foreign Currency Risk
Foreign currency risk is the possibility that our financial results could be adversely impacted because of changes in currency exchange rates. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Our principal currency exposures relate to the euro, Chinese renminbi, Czech koruna, South Korean won, and Saudi riyal.
Based on a sensitivity analysis, a hypothetical 10% change in the foreign currency exchange rates for the year ended December 31, 2023 would have impacted our pre-tax earnings by approximately $38. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. To mitigate this risk, from time to time, we enter into derivative financial instruments (e.g., forward contracts) with creditworthy counterparties. The aforementioned sensitivity analysis does not take into account the impact of any derivative financial instruments entered into.
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

During 2023, central banks around the world raised interest rates to counter inflation. Rising interest rates have increased our cost of debt and may adversely impact customer behavior, including demand for our products. These conditions have contributed to a strengthening of the U.S. dollar relative to foreign currencies, which has resulted in unfavorable foreign currency translation impacts.
As of December 31, 2023, our outstanding commercial paper was $184.9, with a weighted average interest rate of 5.61%. We estimate that a hypothetical increase in interest rates of 100 basis points would result in approximately $1.9 of additional annual interest expense based on current borrowing levels.
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
Since 2020, the cost of raw materials, including commodities such as steel, that we use in our production processes has increased. The rising prices are mainly a result of increased demand fueled by economic recovery from the COVID-19 pandemic as well as lower supply since global production capacity was cut in 2020. In addition, heightened geopolitical tensions during 2023, including as a result of the Russia-Ukraine war, have exacerbated inflationary pressures on commodity prices. The impact of higher commodity prices on our financial results during 2023 was partially mitigated by fixed-price supply contracts with suppliers as well as by pricing actions.
Assuming all other variables remain constant, we estimate that a hypothetical 10% change in steel prices, excluding any impact of purchased component parts, would impact pre-tax earnings by approximately $8 to $10. We estimate that a hypothetical 10% change in prices for any other commodity would not be material to our financial statements.

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
(a) Evaluation of Disclosure Controls and Procedures
The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2023. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures are effective.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Management based this assessment on criteria for effective internal control over financial reporting described in the 2013 "Internal Control — Integrated Framework" released by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management's assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
For purposes of evaluating internal controls over financial reporting, management determined that the internal controls of Micro-Mode, which the Company acquired on May 2, 2023, would be excluded from the internal control assessment as of December 31, 2023, due to the timing of the closing of the acquisition and as permitted by the rules and regulations of the U.S. Securities and Exchange Commission. For the year ended December 31, 2023, Micro-Mode constituted 2.3% of total assets and 0.5% of total revenues of the Company.
Based on this assessment, management determined that, as of December 31, 2023, the Company maintained effective internal control over financial reporting.
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

(c) Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2023, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control. As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were €2.2 million and €1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of €1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through December 31, 2023, however, Bornemann did pay annual fees of approximately €7 thousand in 2023, €7 thousand in 2022 and €10 thousand in 2021, to the German financial institution which is maintaining the Bond.
Rule 10b5-1 Trading Plans
During the fourth quarter of 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of ITT Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ITT Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 12, 2024, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Micro-Mode Products, Inc., which was acquired on May 2, 2023, and whose financial statements constitute 2.3% of total assets and 0.5% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Micro-Mode Products, Inc.
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
February 12, 2024

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is incorporated by reference from the information provided under the sections entitled "Voting Items," "How to Vote," "Election of Directors (Proxy Item No. 1)," "Corporate Governance and Related Matters-Board and Committee Structure-Overview of Committees-Audit Committee" and "Audit Committee Report" in our Proxy Statement for the 2024 Annual Meeting of Shareholders (2024 Proxy Statement).
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
Pursuant to New York Stock Exchange (NYSE) Listing Company Manual Section 303A.12(a), the Company submitted a Section 12(a) CEO Certification to the NYSE in 2023. The Company also filed with the SEC, as exhibits to the Company’s current Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 is incorporated by reference to the discussion under the headings "2023 Non-Management Director Compensation," "Compensation Tables," "Compensation Discussion and Analysis," "Compensation and Human Capital Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our 2024 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is incorporated by reference to the discussion under the caption "Other Matters - Stock Ownership of Directors, Executive Officers, and Certain Shareholders," and "Equity Compensation Plan Information" in our 2024 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the discussions under the captions "Corporate Governance and Related Matters-Board and Governance Policies-Policies for Approving Related Party Transactions" and "Directors’ Qualification and Selection Process-Director Independence" in our 2024 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about the fees for 2023 and 2022 for professional services rendered by our independent registered public accounting firm is incorporated by reference to the discussion under the heading "Ratification of Appointment of the Independent Registered Public Accounting Firm (Proxy Item No. 2)" of our 2024 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is also incorporated by reference to the discussion under the heading "Ratification of Appointment of the Independent Registered Public Accounting Firm (Proxy Item No. 2)" of our 2024 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as a part of this report:
1.See Index to Consolidated Financial Statements appearing on page 51 for a list of the financial statements filed as a part of this report.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ITT Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Critical Audit Matter
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
Revenue Recognition – Refer to Note 1 and Note 4 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
Given the Company’s decentralized structure and geographic dispersion of the Company’s business units, auditing revenue recognized at a point in time required significant audit effort for us to identify, test, and evaluate the Company’s revenue recognition.
How the Critical Audit Matter Was Assessed in the Audit
To address this critical audit matter, we performed the following procedures to test revenue recognized at a point in time, among others:

•Obtained an understanding of the Company’s geographic composition of revenue and used judgment to determine which business units to perform revenue recognition procedures on.
•Obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s relevant controls at certain business units to determine the appropriate revenue recognition.
•Performed site visits of selected business units across various geographies to perform revenue recognition testing and observe the Company's process, products, and arrangements.
•Performed detail transaction testing of revenue recognition at the business units by (1) evaluating the terms of revenue contracts and the appropriateness of management’s determination of revenue recognition; (2) agreeing amounts recorded to source documents to determine the revenue was properly recognized.
•Evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed over revenue recognition.

/s/	Deloitte & Touche LLP
Stamford, Connecticut
February 12, 2024

We have served as the Company's auditor since 2002.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) YEARS ENDED DECEMBER 31	2023	2022	2021
Revenue	$3,283.0	$2,987.7	$2,765.0
Costs of revenue	2,175.7	2,065.4	1,865.5
Gross profit	1,107.3	922.3	899.5
General and administrative expenses	302.6	217.2	230.9
Sales and marketing expenses	174.0	156.9	150.8
Research and development expenses	102.6	96.5	94.9
Gain on sale of long-lived assets	(0.1)	(16.3)	(7.0)
Asbestos-related benefit, net	—	—	(74.4)
Operating income	528.2	468.0	504.3
Interest expense (income), net	10.4	6.4	(1.1)
Other non-operating income, net	(1.7)	(0.2)	(3.7)
Income from continuing operations before income tax	519.5	461.8	509.1
Income tax expense	104.8	91.1	189.6
Income from continuing operations	414.7	370.7	319.5
(Loss) income from discontinued operations, net of tax benefit of $0.3, $0.4, and $0.2, respectively	(0.9)	(1.3)	1.5
Net income	413.8	369.4	321.0
Less: Income attributable to noncontrolling interests	3.3	2.4	4.7
Net income attributable to ITT Inc.	$410.5	$367.0	$316.3

Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$411.4	$368.3	$314.8
(Loss) income from discontinued operations, net of tax	(0.9)	(1.3)	1.5
Net income	$410.5	$367.0	$316.3

Earnings (loss) per share attributable to ITT Inc.:
Basic:
Continuing operations	$5.00	$4.42	$3.66
Discontinued operations	(0.01)	(0.02)	0.02
Net income	$4.99	$4.40	$3.68
Diluted:
Continuing operations	$4.97	$4.40	$3.64
Discontinued operations	(0.01)	(0.02)	0.02
Net income	$4.96	$4.38	$3.66
Weighted average common shares – basic	82.3	83.4	86.0
Weighted average common shares – diluted	82.7	83.7	86.5
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Statements of Operations.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS) YEARS ENDED DECEMBER 31	2023	2022	2021
Net income	$413.8	$369.4	$321.0
Other comprehensive income (loss):
Net foreign currency translation adjustment	17.6	(67.4)	(57.0)
Net change in postretirement benefit plans, net of tax impacts of $1.7, $(7.6), and $(1.5), respectively	(5.2)	44.4	15.1
Other comprehensive (loss) income	12.4	(23.0)	(41.9)
Comprehensive income	426.2	346.4	279.1
Less: Comprehensive income attributable to noncontrolling interests	3.3	2.4	4.7
Comprehensive income attributable to ITT Inc.	$422.9	$344.0	$274.4
Disclosure of reclassification adjustments and other adjustments to postretirement benefit plans (See Note 16)
Reclassification adjustments:
Amortization of prior service benefit, net of tax expense of $1.4, $1.3, and $1.2, respectively	$(4.6)	$(4.2)	$(3.9)
Amortization of net actuarial loss, net of tax benefit of $—, $(0.5), and $(0.7), respectively	0.1	2.6	3.7
Other adjustments:
Prior service cost, net of tax expense of $—, $(1.9), and $—, respectively	—	6.2	—
Net actuarial (loss) gain, net of tax benefit (expense) of $0.3, $(6.5), and $(2.0), respectively	(0.5)	38.1	12.6
Unrealized change from foreign currency translation	(0.2)	1.7	2.7
Net change in postretirement benefit plans, net of tax	$(5.2)	$44.4	$15.1
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Statements of Comprehensive Income.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) DECEMBER 31	2023	2022
Assets
Current assets:
Cash and cash equivalents	$489.2	$561.2
Receivables, net	675.2	628.8
Inventories	575.4	533.9
Other current assets	117.9	112.9
Total current assets	1,857.7	1,836.8
Non-current assets:
Plant, property and equipment, net	561.0	526.8
Goodwill	1,016.3	964.8
Other intangible assets, net	116.6	112.8
Other non-current assets	381.0	339.1
Total non-current assets	2,074.9	1,943.5
Total assets	$3,932.6	$3,780.3
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$187.7	$451.0
Accounts payable	437.0	401.1
Accrued and other current liabilities	413.1	333.4
Total current liabilities	1,037.8	1,185.5
Non-current liabilities:
Postretirement benefits	138.7	137.2
Other non-current liabilities	217.0	200.2
Total non-current liabilities	355.7	337.4
Total liabilities	1,393.5	1,522.9
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and Outstanding – 82.1 and 82.7 shares, respectively	82.1	82.7
Retained earnings	2,778.0	2,509.7
Accumulated other comprehensive loss:
Postretirement benefits	(1.6)	3.6
Cumulative translation adjustments	(330.3)	(347.9)
Total accumulated other comprehensive loss	(331.9)	(344.3)
Total ITT Inc. shareholders' equity	2,528.2	2,248.1
Noncontrolling interests	10.9	9.3
Total shareholders’ equity	2,539.1	2,257.4
Total liabilities and shareholders’ equity	$3,932.6	$3,780.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Balance Sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS) YEARS ENDED DECEMBER 31	2023	2022	2021
Operating Activities
Income from continuing operations attributable to ITT Inc.	$411.4	$368.3	$314.8
Adjustments to income from continuing operations:
Depreciation and amortization	109.2	107.4	113.1
Equity-based compensation	20.2	18.1	16.5
Asbestos-related (benefit) costs, net	—	—	(74.4)
Deferred income tax expense (benefit)	(27.6)	2.9	115.7
Gain on sale of long-lived assets	(0.1)	(16.3)	(7.0)
Other non-cash charges, net	37.1	29.3	28.3
Contribution to divest asbestos-related assets and liabilities	—	—	(398.0)
Changes in assets and liabilities:
Change in receivables	(39.2)	(90.7)	(62.2)
Change in inventories	(34.4)	(99.5)	(82.7)
Change in contract assets	(0.3)	(7.4)	(2.5)
Change in contract liabilities	23.1	23.3	(3.6)
Change in accounts payable	26.3	39.4	77.6
Change in accrued expenses	47.6	(36.9)	15.8
Change in income taxes	5.4	(13.5)	8.2
Other, net	(40.7)	(46.7)	(68.0)
Net Cash – Operating activities	538.0	277.7	(8.4)
Investing Activities
Capital expenditures	(107.6)	(103.9)	(88.4)
Proceeds from sale of business	11.5	—	—
Proceeds from sale of long-lived assets	0.9	20.9	8.0
Acquisitions, net of cash acquired	(79.3)	(146.9)	—
Payments to acquire interest in unconsolidated subsidiaries	(2.5)	(25.6)	(1.9)
Other, net	(4.0)	0.4	—
Net Cash – Investing activities	(181.0)	(255.1)	(82.3)
Financing Activities
(Repayments of)/Proceeds from commercial paper, net	(266.0)	259.7	95.4
Long-term debt, repayments	(2.2)	(2.1)	(2.4)
Share repurchases under repurchase plan	(60.0)	(245.3)	(104.8)
Payments for taxes related to net share settlement of stock incentive plans	(7.2)	(8.8)	(11.7)
Dividends paid	(95.8)	(87.9)	(75.8)
Other, net	(1.1)	1.1	(0.5)
Net Cash – Financing activities	(432.3)	(83.3)	(99.8)
Exchange rate effects on cash and cash equivalents	3.6	(25.8)	(22.6)
Net cash from discontinued operations – operating activities	(0.3)	0.1	0.8
Net change in cash and cash equivalents	(72.0)	(86.4)	(212.3)
Cash and cash equivalents – beginning of year (includes restricted cash of $0.7, $0.8, and $0.8, respectively)	561.9	648.3	860.6
Cash and Cash Equivalents – end of year (includes restricted cash of $0.7, $0.7, and $0.8, respectively)	$489.9	$561.9	$648.3
Supplemental Disclosures of Cash Flow and Non-Cash Information:
Cash paid for Interest	$15.7	$10.8	$3.3
Cash paid for Income taxes, net of refunds received	$113.1	$92.7	$61.3
Capital expenditures included in accounts payable	$25.3	$21.8	$17.5
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Statements of Cash Flows.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN MILLIONS, EXCEPT SHARE AMOUNTS)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)

December 31, 2020	86.5	$86.5	$2,319.3	$(279.4)	$1.5	$2,127.9
Net income	—	—	316.3	—	4.7	321.0
Activity from stock incentive plans	0.3	0.3	17.4	—	—	17.7
Share repurchases	(1.2)	(1.2)	(103.6)	—	—	(104.8)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(11.6)	—	—	(11.7)
Dividends declared ($0.88 per share)	—	—	(76.2)	—	—	(76.2)
Dividend to noncontrolling interest	—	—	—	—	(1.4)	(1.4)
Net change in postretirement benefit plans, net of tax	—	—	—	15.1	—	15.1
Net foreign currency translation adjustment	—	—	—	(57.0)	—	(57.0)
Other	—	—	—	—	0.1	0.1
December 31, 2021	85.5	85.5	2,461.6	(321.3)	4.9	2,230.7
Net income	—	—	367.0	—	2.4	369.4
Activity from stock incentive plans	0.3	0.3	19.7	—	—	20.0
Share repurchases	(3.0)	(3.0)	(242.3)	—	—	(245.3)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(8.7)	—	—	(8.8)
Dividends declared ($1.056 per share)	—	—	(87.7)	—	—	(87.7)
Dividend to noncontrolling interest	—	—	—	—	(0.5)	(0.5)
Acquisition of noncontrolling interest	—	—	—	—	2.7	2.7
Net change in postretirement benefit plans, net of tax	—	—	—	44.4	—	44.4
Net foreign currency translation adjustment	—	—	—	(67.4)	—	(67.4)
Other	—	—	0.1	—	(0.2)	(0.1)
December 31, 2022	82.7	82.7	2,509.7	(344.3)	9.3	2,257.4
Net income	—	—	410.5	—	3.3	413.8
Activity from stock incentive plans	0.2	0.2	20.6	—	—	20.8
Share repurchases	(0.7)	(0.7)	(59.8)	—	—	(60.5)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(7.1)	—	—	(7.2)
Dividends declared ($1.16 per share)	—	—	(95.9)	—	—	(95.9)
Dividend to noncontrolling interest	—	—	—	—	(1.7)	(1.7)
Net change in postretirement benefit plans, net of tax	—	—	—	(5.2)	—	(5.2)
Net foreign currency translation adjustment	—	—	—	17.6	—	17.6
December 31, 2023	82.1	$82.1	$2,778.0	$(331.9)	$10.9	$2,539.1
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
Business Combination
On May 2, 2023, we completed the acquisition of Micro-Mode Products, Inc. (Micro-Mode) for a purchase price of $79.3, net of cash acquired. Subsequent to the acquisition, Micro-Mode’s results are reported within our CCT segment. Refer to Note 22, Acquisitions, Investments, and Divestitures, for further information.
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
During the years ended December 31, 2023 and 2022, we recorded total pre-tax charges of $2.5 and $7.9, primarily related to suspending our business in Russia.
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
Research & Development
Research and development activities are charged to expense as incurred. R&D as a percentage of sales was 3.1%, 3.2%, and 3.4% during 2023, 2022 and 2021, respectively.
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
The Company has elected to account for Global Intangible Low Taxed Income as a current period expense when incurred. See Note 6, Income Taxes, for additional information.

Earnings Per Share
Basic earnings per common share considers the weighted average number of common shares outstanding. Diluted earnings per share considers the outstanding shares utilized in the basic earnings per share calculation as well as the dilutive effect of outstanding stock options and restricted stock that do not contain rights to nonforfeitable dividends. Diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock units and unvested performance stock units. The dilutive effect of such equity awards is calculated based on the average share price for each reporting period using the treasury stock method. Common stock equivalents are excluded from the computation of earnings per share if they have an anti-dilutive effect. See Note 7, Earnings Per Share Data, for additional information.
Cash and Cash Equivalents
ITT considers all highly liquid investments purchased with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents primarily include fixed-maturity time deposits and money market investments. Restricted cash was $0.7 as of December 31, 2023 and December 31, 2022. Restricted cash is presented within Other current assets and Other non-current assets in our Consolidated Balance Sheets.
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
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising ITT’s customer base and their dispersion across many different industries and geographic regions. However, our largest customer represented approximately 10% of the total outstanding trade accounts receivable balances as of December 31, 2023 and December 31, 2022. Occasionally, we enter into notes receivables with certain of our customers. These notes receivables have maturities of six to 12 months and are guaranteed by reputable banks. ITT performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.
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
Inventories
Inventories, which include the costs of material, labor and overhead, are stated at the lower of cost or net realizable value. Cost is generally computed using the standard cost method, which approximates actual cost on a first-in, first-out (FIFO) basis. Variances between standard and actual costs are charged to cost of sales or capitalized to inventory. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value and are charged to cost of sales. At the point of loss recognition, a new cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in a recovery in carrying value. Inventories valued under the last-in, first-out (LIFO) method represent 13.8% and 13.0% of total 2023 and 2022 inventories, respectively. We have a LIFO reserve of $19.1 and $16.8 recorded as of December 31, 2023 and 2022, respectively.

Plant, Property and Equipment
Plant, property and equipment, including capitalized interest applicable to major project expenditures, are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Fully depreciated assets are retained in property and accumulated depreciation accounts until disposal. Repairs and maintenance costs are expensed as incurred. See Note 11, Plant, Property and Equipment, Net, for additional information.
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
Where options to renew a lease are available, they are included in the lease term and capitalized on the balance sheet to the extent there would be a significant economic penalty not to elect the option. Certain real estate leases are subject to periodic changes in an index or market rate. Although lease liabilities are not remeasured as a result of changes to an index or rate, these changes are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. Variable lease expense also includes property tax and property insurance costs. See Note 14, Leases, for additional information.
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
Investments
Investments in fixed-maturity time deposits having an original maturity exceeding three months at the time of purchase, referred to as short-term time deposits, are classified as held-to-maturity and are recorded at amortized cost, which approximates fair value. There were no short-term time deposits held as of December 31, 2023 and December 31, 2022.
Investments in entities where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in Other noncurrent assets in our Consolidated Balance Sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in non-operating profit in Other non-operating income, net in our Consolidated Statements of Operations. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.
Investments in entities for which we do not have significant operating influence (we generally hold a less than 20% ownership stake in these entities) are initially recorded at the purchase price. For investments in entities with readily determinable fair values (e.g., publicly traded), the investment is measured at fair value each subsequent reporting period. For investments in entities without a readily determinable fair value, we have made an accounting policy election to measure the investment at cost, adjusted for any impairments and/or observable price changes. In both cases, these investments are included in Other noncurrent assets in our Consolidated Balance Sheets, with any gains or losses and dividends received recognized in non-operating profit in Other non-operating income, net in our Consolidated Statements of Operations.

Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of the balance sheet date. The Company’s investments in COLI policies are included in other non-current assets in our Consolidated Balance Sheets and were $128.4 and $119.6 at December 31, 2023 and 2022, respectively. Changes in the cash surrender value during the period generally reflect gains or losses in the fair value of assets, premium payments, and policy redemptions. Gains from COLI investments of $4.2, $0.7, and $3.9 were recorded within General and administrative expenses in our Consolidated Statements of Operations during years ended December 31, 2023, 2022 and 2021, respectively. Cash receipts from COLI policies were $0.0, $0.4, and $0.0 during 2023, 2022, and 2021, respectively, and are recognized in investing activities in our Consolidated Statements of Cash Flows.
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
We estimate the fair value of our reporting units using an income approach. Under the income approach, we estimate fair value based on the present value of estimated future cash flows. We estimate the fair value of our indefinite-lived intangible assets using the relief from royalty method. The relief from royalty method estimates the portion of a company’s earnings attributable to an intellectual property asset based on an assumed royalty rate that the company would have paid had the asset not been owned. See Note 12, Goodwill and Other Intangible Assets, Net, for additional information.
Business Combinations
We allocate the purchase price of acquisitions to the tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquiree based on their estimated fair value at the acquisition date. Changes to acquisition date fair values prior to the expiration of the measurement period, a period not to exceed 12 months from date of acquisition, are recorded as an adjustment to the associated goodwill in the reporting period in which the adjustment amounts are determined. Changes to acquisition date fair values after expiration of the measurement period are recorded in earnings. The excess of the acquisition price over those estimated fair values is recorded as goodwill. Acquisition-related expenses are expensed as incurred and the costs associated with restructuring actions initiated after the acquisition are recognized separately from the business combination. See Note 22, Acquisitions, Investments, and Divestitures, for additional information.

Commitments and Contingencies
We record accruals for commitments and loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount of loss, and these assessments can involve a series of complex judgments about future events and may rely on estimates and assumptions that have been deemed reasonable by management. We review these accruals quarterly and adjust the accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other current information. See Note 19, Commitments and Contingencies, for additional information.
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
Environmental costs and related recoveries are recorded within General and administrative expenses in our Consolidated Statements of Operations, other than those related to discontinued operations. See Note 19, Commitments and Contingencies, for additional information.
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
For transactions denominated in other than the functional currency, revenue and expenses are remeasured at average exchange rates in effect during the reporting period in which the transactions occurred, except for expenses related to nonmonetary assets and liabilities. Transaction gains or losses from foreign currency remeasurement are reported in General and administrative expenses in our Consolidated Statements of Operations. During the years ended December 31, 2023, 2022, and 2021, we recognized transaction (loss)/gain of $(7.0), $6.1 and $1.9, respectively.
Derivative Financial Instruments
From time to time, the Company may use derivative financial instruments, primarily foreign currency forward and option contracts, to mitigate exposure from foreign currency exchange rate fluctuations as it pertains to receipts from customers, payments to suppliers and intercompany transactions; as well as from commodity price fluctuations. We record derivatives at their fair value as either an asset or liability. For derivatives not designated as hedges, adjustments to reflect changes in the fair value of our derivatives are included in earnings. For cash flow hedges that qualify and are designated for hedge accounting, the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive loss and subsequently recognized in earnings when the hedged transaction affects earnings. Any ineffective portion is recognized immediately in earnings. As of December 31, 2023 and 2022, no derivatives were designated as hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. Derivative contracts involve the risk of non-performance by the counterparty. The fair value of our foreign currency contracts are determined using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date. See Note 21, Derivative Financial Instruments, for additional information.
Related Parties
Under Accounting Standards Codification (ASC) Topic 850, Related Party Disclosures, related party transactions include those between: (a) a parent entity and its subsidiaries; (b) subsidiaries of a common parent; (c)

an entity and trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of the entity’s management; (d) an entity and its principal owners, management, or members of their immediate families; and (e) affiliates.
In January 2021, the Company entered into a three-month consulting agreement for $0.2 with Thomas Scalera, ITT's former Executive Vice President and Chief Financial Officer. The consulting agreement included, but was not limited to, financial, accounting, and investor relations advisory services.
There were no other material related party transactions during 2023, 2022 or 2021.
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB's accounting standards are communicated through issuance of an Accounting Standards Update (“ASU”). The Company considers the applicability and impact of all ASUs on our business and financial results.
Recently issued accounting pronouncements not yet adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our financial statements, and expect to adopt this ASU for the year ending December 31, 2024.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendment also includes other changes to improve the effectiveness of income tax disclosures, including further disaggregation of income taxes paid for individually significant jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024. Adoption of this ASU should be applied on a prospective basis. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our financial statements, and expect to adopt this ASU for the year ending December 31, 2025.
During 2023, there were no other new accounting standards issued, or that are pending issuance, that are expected to have a material impact on our consolidated financial statements upon adoption.

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
The following table presents our revenue for each segment and reconciles our total segment revenue to total consolidated revenue.

	Revenue
For the Year Ended December 31	2023	2022	2021
Motion Technologies	$1,457.8	$1,374.0	$1,368.6
Industrial Process	1,129.6	971.0	843.2
Connect & Control Technologies	699.4	645.6	554.7
Total segment revenue	3,286.8	2,990.6	2,766.5
Eliminations	(3.8)	(2.9)	(1.5)
Total consolidated revenue	$3,283.0	$2,987.7	$2,765.0
The following table presents our operating income for each segment and reconciles our total segment operating income to income from continuing operations before income tax.

	Operating Income
For the Year Ended December 31	2023	2022	2021
Motion Technologies	$230.8	$208.5	$258.2
Industrial Process	243.6	187.6	126.8
Connect & Control Technologies	107.5	115.8	81.7
Total segment operating income	581.9	511.9	466.7
Other corporate costs	(53.7)	(43.9)	(36.8)
Asbestos-related benefit, net(a)	—	—	74.4
Interest (expense) income, net	(10.4)	(6.4)	1.1
Other non-operating income, net	1.7	0.2	3.7
Income from continuing operations before income tax	$519.5	$461.8	$509.1
(a)The 2021 period includes a pre-tax gain of $88.8 resulting from the InTelCo divestiture transaction. See Note 19, Commitments and Contingencies, for further information.
The following table presents our operating margin for each segment. Segment operating margin is calculated as segment operating income divided by segment revenue.

For the Year Ended December 31	2023	2022	2021
Motion Technologies	15.8%	15.2%	18.9%
Industrial Process	21.6%	19.3%	15.0%
Connect & Control Technologies	15.4%	17.9%	14.7%
The following table presents our assets as of December 31, 2023 and 2022, as well as our capital expenditures and depreciation and amortization expense for the years ended December 31, 2023, 2022, and 2021, by segment.

	Assets		Capital Expenditures			Depreciation and Amortization
	2023	2022	2023	2022	2021	2023	2022	2021
Motion Technologies	$1,366.6	$1,311.9	$72.0	$73.2	$71.1	$64.4	$59.9	$64.1
Industrial Process	1,323.2	1,218.6	17.7	10.9	6.7	21.9	25.3	22.3
Connect & Control Technologies	834.6	751.6	16.1	14.8	8.5	20.3	18.8	21.8
Corporate and Other	408.2	498.2	1.8	5.0	2.1	2.6	3.4	4.9
Total	$3,932.6	$3,780.3	$107.6	$103.9	$88.4	$109.2	$107.4	$113.1
The following table displays consolidated revenue by geographic region. Revenue is attributed to individual regions based on the destination of the product or service delivery.

For the Year Ended December 31, 2023	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
North America(a)	$265.2	$660.9	$441.1	$(3.7)	$1,363.5
Europe(b)	802.7	109.1	134.8	—	1,046.6
Asia(c)	370.1	118.5	84.1	(0.1)	572.6
Middle East and Africa	1.5	139.6	28.4	—	169.5
South America	18.3	101.5	11.0	—	130.8
Total	$1,457.8	$1,129.6	$699.4	$(3.8)	$3,283.0

For the Year Ended December 31, 2022
North America(a)	$266.9	$566.2	$390.2	$(2.8)	$1,220.5
Europe(b)	756.7	94.6	136.4	—	987.7
Asia(c)	333.6	102.8	88.1	(0.1)	524.4
Middle East and Africa	1.3	120.8	22.4	—	144.5
South America	15.5	86.6	8.5	—	110.6
Total	$1,374.0	$971.0	$645.6	$(2.9)	$2,987.7

For the Year Ended December 31, 2021
North America(a)	$249.9	$470.1	$331.4	$(1.5)	$1,049.9
Europe(b)	798.8	96.0	115.5	—	1,010.3
Asia(c)	307.8	99.8	84.0	—	491.6
Middle East and Africa	1.0	97.7	18.1	—	116.8
South America	11.1	79.6	5.7	—	96.4
Total	$1,368.6	$843.2	$554.7	$(1.5)	$2,765.0
(a)Includes revenue of $1,075.8, $978.6, and $842.9 from the United States for 2023, 2022, and 2021, respectively.
(b)Includes revenue of $387.8, $404.7, and $418.3 from Germany for 2023, 2022, and 2021, respectively.
(c)Includes revenue of $351.8, $307.8, and $306.5 from China for 2023, 2022, and 2021, respectively.

The following table displays Plant, Property and Equipment (PPE), net by geographic region.

As of December 31	2023	2022
North America(a)	$165.0	$156.5
Europe(b)	287.5	272.5
Asia(c)	87.8	79.2
Middle East and Africa	17.8	15.8
South America	2.9	2.8
Total	$561.0	$526.8
(a)Includes PPE, net of $127.1 and $125.2 in the United States as of December 31, 2023 and 2022, respectively.
(b)Includes PPE, net of $134.4 and $113.6 in Italy as of December 31, 2023 and 2022, respectively.
(c)Includes PPE, net of $63.2 and $52.8 in China as of December 31, 2023 and 2022, respectively.

NOTE 4
REVENUE
The following table represents our revenue disaggregated by end market.

For the Year Ended December 31, 2023	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$1,423.7	$—	$—	$(0.1)	$1,423.6
Chemical and industrial pumps	—	893.0	—	(0.1)	892.9
Aerospace and defense	8.4	—	377.3	—	385.7
General industrial	25.7	—	270.7	(3.6)	292.8
Energy	—	236.6	51.4	—	288.0
Total	$1,457.8	$1,129.6	$699.4	$(3.8)	$3,283.0

For the Year Ended December 31, 2022
Auto and rail	$1,336.1	$—	$—	$(0.1)	$1,336.0
Chemical and industrial pumps	—	780.9	—	(0.1)	780.8
Aerospace and defense	7.8	—	316.9	—	324.7
General industrial	30.1	—	285.1	(2.7)	312.5
Energy	—	190.1	43.6	—	233.7
Total	$1,374.0	$971.0	$645.6	$(2.9)	$2,987.7

For the Year Ended December 31, 2021
Auto and rail	$1,335.1	$—	$—	$—	$1,335.1
Chemical and industrial pumps	—	659.0	—	—	659.0
Aerospace and defense	8.3	—	261.4	—	269.7
General industrial	25.2	—	255.2	(1.5)	278.9
Energy	—	184.2	38.1	—	222.3
Total	$1,368.6	$843.2	$554.7	$(1.5)	$2,765.0

During 2023, 2022, and 2021, a single external customer, Continental AG, accounted for 7.3%, 8.4%, and 9.8% of consolidated ITT revenue, respectively. Revenue from this customer is reported within our Motion Technologies segment.

Revenue recognized related to our Industrial Process segment primarily consists of pumps, valves and plant optimization systems and related services which serve the general industrial, energy, chemical and petrochemical, pharmaceutical, mining, pulp and paper, food and beverage, and power generation markets. Many of Industrial Process’s products are highly engineered and customized to our customer needs and therefore do not have an alternative use. For these longer term design and build projects, if the contract states that we also have an enforceable right to payment, we recognize revenue over time using the cost-to-cost method as we satisfy the performance obligations identified in the contract. If no right to payment exists, revenue is recognized at a point in time, generally based on shipping terms. A majority of our design and build project contracts currently do not have a right to payment. For pumps that do have an alternative use to us, revenue is recognized at a point in time. Revenue on service and repair contracts, representing 4%, 4%, and 3% of consolidated ITT revenue in 2023, 2022, and 2021, respectively, is recognized after the services have been rendered or over the service contract period.
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

As of December 31	2023	2022
Current contract assets	$25.8	$26.3
Noncurrent contract assets	1.6	1.2
Current contract liabilities	(95.9)	(70.2)
Noncurrent contract liabilities	(4.5)	(4.4)
Net contract liabilities	$(73.0)	$(47.1)
Our net contract liability increased $25.9 during 2023, primarily due to timing of cash receipts relative to project performance within our IP segment. During 2023, we recognized revenue of $49.2 related to contract liabilities at December 31, 2022.
The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations was $1,246.5 as of December 31, 2023. Of this amount, we expect to recognize approximately $1,030 to $1,050 of revenue during 2024 and the remainder thereafter.
As of December 31, 2023 and 2022, deferred contract costs, net were $3.8 and $4.5, respectively, primarily related to pre-contract costs. During 2023 and 2022, we amortized $0.7 and $1.0, respectively.

NOTE 5
RESTRUCTURING ACTIONS
From time to time, we initiate restructuring actions to optimize our cost structure, improve operational efficiencies, align our workforce with strategic business initiatives, or integrate acquired businesses. For the years ended December 31, 2023, 2022, and 2021, none of our restructuring activities were considered individually significant. Restructuring costs are recorded within General and administrative expenses in our Consolidated Statements of Operations.
The following table summarizes our restructuring costs by component and by segment.

For the Year Ended December 31	2023	2022	2021
By component:
Severance and other employee-related costs	$8.0	$3.5	$8.0
Asset write-offs	1.8	0.1	0.6
Other	0.1	0.2	1.0
Total restructuring costs	$9.9	$3.8	$9.6
By segment:
Motion Technologies	$4.0	$2.7	$3.9
Industrial Process	4.6	1.3	3.1
Connect & Control Technologies	1.3	—	2.4
Corporate and Other	—	(0.2)	0.2
Total restructuring costs	$9.9	$3.8	$9.6
The following table displays a rollforward of our total restructuring liability, which is included within Accrued and other current liabilities in our Consolidated Balance Sheets.

	2023	2022
Restructuring liability as of January 1	$3.9	$11.0
Restructuring costs	10.9	5.1
Reversal of prior accruals	(1.0)	(1.3)
Cash payments	(7.3)	(10.5)
Asset write-offs	(1.8)	(0.1)
Foreign exchange translation and other	0.1	(0.3)
Restructuring liability as of December 31	$4.8	$3.9
By accrual type:
Severance and other employee-related	$4.5	$3.9
Other	0.3	—

NOTE 6
INCOME TAXES
The following table displays information regarding income tax expense (benefit) from continuing operations.

For the Year Ended December 31	2023	2022	2021
Income (loss) components:
United States	$164.6	$155.7	$199.4
International	354.9	306.1	309.7
Income from continuing operations before income tax	519.5	461.8	509.1
Income tax expense (benefit) components:
Current income tax expense (benefit):
United States – federal	41.3	32.6	21.1
United States – state and local	5.5	1.2	2.6
International	85.6	54.4	50.2
Total current income tax expense	132.4	88.2	73.9
Deferred income tax expense (benefit) components:
United States – federal	(14.1)	(0.2)	96.9
United States – state and local	(2.7)	3.1	15.5
International	(10.8)	—	3.3
Total deferred income tax expense (benefit)	(27.6)	2.9	115.7
Income tax expense	$104.8	$91.1	$189.6
Effective income tax rate	20.2%	19.7%	37.2%
The following table includes a reconciliation of the U.S. statutory tax rate to our effective income tax rate related to income from continuing operations.

For the Year Ended December 31	2023	2022	2021
Tax provision at U.S. statutory rate	21.0%	21.0%	21.0%
State and local income tax	0.9%	1.1%	0.6%
U.S. tax on foreign earnings	1.3%	0.6%	0.1%
Italy patent box	(1.1)%	(1.2)%	(1.3)%
Foreign-Derived Intangible Income ("FDII")	(1.2)%	(1.1)%	(0.5)%
Excess tax benefits on stock-based compensation	(0.2)%	(0.5)%	(0.6)%
Audit settlements and unrecognized tax benefits	2.7%	(0.2)%	(1.0)%
Valuation allowance on deferred tax assets	(3.1)%	(0.2)%	(0.4)%
Tax on undistributed foreign earnings	0.3%	(0.1)%	0.8%
Asbestos divestiture	—%	—%	18.9%
Foreign tax rate differential	1.6%	—%	(0.2)%
Amended tax return	(1.0)%	—%	—%
Other adjustments	(1.0)%	0.3%	(0.2)%
Effective income tax rate	20.2%	19.7%	37.2%
The higher effective tax rate in 2023 compared to 2022 resulted from the Company recording tax expense in 2023 of $14.2 relating to a tax audit in Italy covering tax years 2016-2022. The 2023 expense includes $6.8 of U.S. tax on foreign earnings. These tax expenses were offset by $16.1 from valuation allowance reversals on deferred tax assets in Germany. ITT also recognized tax benefits of $4.9 from the filing of an amended 2017 consolidated federal tax return.
The Company provides for deferred taxes on the undistributed earnings and profits of all foreign subsidiaries, determined under U.S. tax law. At December 31, 2023, the amount of undistributed earnings and profits of all foreign subsidiaries was $1,246.2. The Company anticipates that these foreign earnings and future earnings of its foreign subsidiaries that are not indefinitely reinvested will be sufficient to meet its U.S. cash needs. The Company is indefinitely reinvested in any excess of financial reporting over tax basis in its foreign subsidiaries that exceeds undistributed earnings and profits. At December 31, 2023, the indefinitely reinvested excess of financial reporting over tax basis was $325.5.

The following table includes the items comprising our deferred tax assets and liabilities.

As of December 31	2023	2022
Deferred Tax Assets:
Loss carryforwards	$97.0	$119.1
Inventory	24.1	20.5
Accruals	27.1	26.0
Employee benefits	39.0	34.1
Research and expenditures capitalization	17.8	10.2
Credit carryforwards	11.1	2.8
Other	30.2	25.2
Gross deferred tax assets	246.3	237.9
Less: Valuation allowance	73.3	102.4
Net deferred tax assets	$173.0	$135.5
Deferred Tax Liabilities:
Intangibles	$(45.3)	$(42.2)
Undistributed earnings	(46.2)	(34.8)
Accelerated depreciation	(24.1)	(24.3)
Total deferred tax liabilities	$(115.6)	$(101.3)
Net deferred tax assets	$57.4	$34.2
Deferred taxes included in our Consolidated Balance Sheets were as follows:

As of December 31	2023	2022
Other non-current assets	$76.0	$54.7
Other non-current liabilities	(18.6)	(20.5)
Net deferred tax assets	$57.4	$34.2
The table below provides a rollforward of our valuation allowance on net deferred tax assets (DTA).

	State	Foreign	Total
DTA valuation allowance as of December 31, 2020	$40.4	$82.6	$123.0
Change in assessment	—	(1.9)	(1.9)
Current year operations	(4.7)	(7.6)	(12.3)
DTA valuation allowance as of December 31, 2021	$35.7	$73.1	$108.8
Change in assessment	—	(1.1)	(1.1)
Current year operations	3.8	(9.1)	(5.3)
DTA valuation allowance as of December 31, 2022	$39.5	$62.9	$102.4
Change in assessment	(23.1)	(16.4)	(39.5)
Current year operations	(0.8)	11.2	10.4
DTA valuation allowance as of December 31, 2023	$15.6	$57.7	$73.3
The Company continues to maintain a valuation allowance against certain deferred tax assets attributable to state net operating losses and tax credits, and certain foreign net deferred tax assets primarily in Luxembourg, Germany, and the U.K. which are not expected to be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The cumulative loss incurred over the three-year period ending December 31, 2023 constitutes significant objective negative evidence, resulting in the recognition of a valuation allowance against the net deferred tax assets for these jurisdictions. Such objective negative evidence limits our ability to consider subjective positive evidence, such as our projections of future taxable income. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight can be given to subjective evidence.

We have the following tax attributes available for utilization at December 31, 2023:

Attribute	Amount	First Year of Expiration
U.S. state net operating losses	$312.6	12/31/2024
U.S. federal tax credits	8.4	12/31/2029
U.S. state tax credits	2.3	12/31/2027
Foreign net operating losses(a)	305.7	12/31/2024
(a)Includes approximately $223.0 of net operating loss carryforwards in Luxembourg as of December 31, 2023.
Excess tax benefits related to stock-based compensation of $0.9, $2.4 and $3.2 for 2023, 2022 and 2021, respectively, were recorded as an income tax benefit in the statement of operations and have been reflected in the caption “Excess tax benefits on stock-based compensation” within the effective tax rate reconciliation table.
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
The following table displays a rollforward of our unrecognized tax benefits.

For the Year Ended December 31	2023	2022	2021
Unrecognized tax benefits – January 1	$6.7	$7.6	$41.5
Additions for:
Current year tax positions	1.4	1.7	0.6
Prior year tax positions	0.5	0.3	0.1
Reductions for:
Prior year tax positions	(0.6)	(0.1)	(5.5)
Expiration of statute of limitations	(2.3)	(2.8)	(19.7)
Settlements	—	—	(9.4)
Unrecognized tax benefits – December 31	$5.7	$6.7	$7.6
As of December 31, 2023, $4.4 of the unrecognized tax benefits would impact the effective tax rate for continuing operations, if realized. The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Czechia, Germany, India, Italy, and the U.S.
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
The following table summarizes the earliest open tax years by major jurisdiction as of December 31, 2023:

Jurisdiction	Earliest Open Year
China	2018
Czechia	2014
Germany	2017
Hong Kong	2020
India	2013
Italy	2016
Japan	2022
Korea	2023
Luxembourg	2017
Mexico	2016
United States	2020

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Statements of Operations. During 2023, 2022, and 2021 we recognized a net interest benefit of $0.1, $0.0, and $0.7, respectively, related to tax matters.

NOTE 7
EARNINGS PER SHARE DATA
The following table provides a reconciliation of basic to diluted common shares outstanding, used in the computation of basic and diluted earnings per share presented in our Consolidated Statements of Operations.

For the Year Ended December 31	2023	2022	2021
Basic weighted average common shares outstanding	82.3	83.4	86.0
Add: Dilutive impact of outstanding equity awards	0.4	0.3	0.5
Diluted weighted average common shares outstanding	82.7	83.7	86.5
There were 0.1 anti-dilutive shares as of December 31, 2023, and no anti-dilutive shares as of December 31, 2022 and 2021, to exclude from the computation of diluted earnings per share.
NOTE 8
RECEIVABLES, NET
The following table summarizes our receivables and associated allowance for credit losses.

As of December 31	2023	2022
Trade accounts receivable	$641.3	$614.0
Notes receivable	25.5	8.2
Other	22.6	18.3
Receivables, gross	689.4	640.5
Less: allowance for credit losses - receivables	(14.2)	(11.7)
Receivables, net	$675.2	$628.8
The following table displays our allowance for credit losses for receivables and contract assets.

As of December 31	2023	2022
Allowance for credit losses - receivables	$14.2	$11.7
Allowance for credit losses - contract assets	—	0.5
Total allowance for credit losses	$14.2	$12.2
The following table displays a rollforward of our total allowance for credit losses.

	2023	2022	2021
Total allowance for credit losses as of January 1	$12.2	$12.5	$15.6
Charges (recoveries) to income(a)	2.2	2.0	(2.0)
Write-offs	(0.9)	(2.0)	(1.0)
Foreign currency and other	0.7	(0.3)	(0.1)
Total allowance for credit losses as of December 31	$14.2	$12.2	$12.5
(a)    During the years ended December 31, 2023 and 2022, we recognized bad debt expense of $1.2 and $1.6, respectively, relating to impacts stemming from the Russia-Ukraine war. See Note 1, Description of Business and Basis of Presentation, for further information.

NOTE 9
INVENTORIES
The following table summarizes our inventories.

As of December 31	2023	2022
Raw materials	$366.6	$342.7
Work in process	111.8	104.6
Finished goods	97.0	86.6
Inventories(a)	$575.4	$533.9
(a)    During the years ended December 31, 2023 and 2022, we recorded inventory write-downs of $1.1 and $5.2, respectively, related to inventories held by entities impacted by the Russia-Ukraine war. See Note 1, Description of Business and Basis of Presentation, for further information.
Government Assistance (ASU 2021-10)
Since the start of the COVID-19 pandemic, energy prices have been increasing throughout the world, particularly in Europe. These increases have prompted governments to put in place measures to shield businesses and consumers from the direct impact of rising prices. These measures include granting subsidies to help offset the high energy prices.
ASU 2021-10 requires entities to provide information about the nature of transactions, related policies and effect of government grants on an entity’s financial statements. In particular, in Italy, to qualify for an energy subsidy a company must apply for and receive a certificate attesting that the company is an "energy and gas consuming company" (high energy consumption connected to the production cycle). The amount of subsidies granted is calculated based on a percentage of actual consumption, ranging from 25% to 40%. One of our Italian subsidiaries within our MT segment obtained this certificate and was granted energy subsidies from the Italian government beginning in April 2022. This program concluded in the second quarter of 2023. For the years ended December 31, 2023 and 2022, we recognized a benefit related to energy subsidies of $6.3 and $7.3, respectively, which we recorded within Costs of revenue in our Consolidated Statements of Operations. There was no other material government assistance received by the Company or any of our subsidiaries during the year.
NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS
The following table summarizes our other current and non-current assets.

As of December 31	2023	2022
Advance payments and other prepaid expenses	$55.3	$45.0
Current contract assets, net	25.8	26.3
Prepaid income taxes	16.9	25.1
Other	19.9	16.5
Other current assets	$117.9	$112.9
Other employee benefit-related assets	$128.6	$119.8
Operating lease right-of-use assets	87.4	73.8
Deferred income taxes	76.0	54.7
Equity method and other investments	46.6	42.9
Capitalized software costs	7.9	12.4
Environmental-related assets	6.0	9.6
Other	28.5	25.9
Other non-current assets	$381.0	$339.1

NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET
The following table summarizes our property, plant, and equipment, net of accumulated depreciation.

As of December 31	Useful life (in years)	2023	2022
Machinery and equipment	2 - 10	$1,317.9	$1,208.3
Buildings and improvements	5 - 40	298.4	277.6
Furniture, fixtures and office equipment	3 - 7	83.7	80.5
Construction in progress		78.1	86.9
Land and improvements		29.5	29.3
Other		1.7	3.3
Plant, property and equipment, gross		1,809.3	1,685.9
Less: accumulated depreciation		(1,248.3)	(1,159.1)
Plant, property and equipment, net		$561.0	$526.8
Depreciation expense of $84.2, $80.7, and $85.8 was recognized in 2023, 2022 and 2021, respectively.
During 2022, we recorded a gain of $14.7 related to the sale of a former operating facility that was previously held by a business within our IP segment. During 2021, we recorded a gain of $7.0 related to the sale of land that was previously held by a business within our MT segment. These gains were recorded within Gain on sale of long-lived assets in our Consolidated Statements of Operations for the years ended December 31, 2022 and 2021.
NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of our goodwill by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill as of December 31, 2021	$292.3	$352.4	$279.6	$924.3
Goodwill acquired	—	62.9	0.3	63.2
Foreign currency translation	(4.6)	(16.6)	(1.5)	(22.7)
Goodwill as of December 31, 2022	$287.7	$398.7	$278.4	$964.8
Goodwill acquired	—	—	44.6	44.6
Allocated to divestiture of business(a)	—	—	(2.7)	(2.7)
Foreign currency translation	4.6	4.3	0.7	9.6
Goodwill as of December 31, 2023	$292.3	$403.0	$321.0	$1,016.3
(a)During the fourth quarter of 2023, we completed the sale of our Matrix business, which was previously included within our CCT segment. Goodwill of $0.3 was allocated to the divestiture. Additionally, during the second quarter of 2023, we completed the sale of a product line within our CCT segment. Goodwill of $2.4 was allocated to the divestiture. See Note 22, Acquisitions, Investments, and Divestitures, for further information.
Goodwill acquired represents the preliminary calculation of the excess purchase price over the net assets acquired. During the year ended December 31, 2023, goodwill acquired is related to our acquisition of Micro-Mode. The valuation of Micro-Mode is pending completion. Upon completion, goodwill acquired will be adjusted based on the final fair values of the net assets acquired. For the year ended December 31, 2022, goodwill acquired is related to our acquisitions of Habonim and a product line from Clippard Instrument Laboratory, Inc. (Clippard). Refer to Note 22, Acquisitions, Investments, and Divestitures, for further information.

Other Intangible Assets, Net
The following table summarizes our other intangible assets, net of accumulated amortization.

	2023			2022
As of December 31	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships(a)	$202.4	$(138.4)	$64.0	$191.5	$(127.1)	$64.4
Proprietary technology	61.5	(32.5)	29.0	59.2	(30.8)	28.4
Trademarks and other	22.0	(17.5)	4.5	17.6	(16.6)	1.0
Total finite-lived intangibles	285.9	(188.4)	97.5	268.3	(174.5)	93.8
Indefinite-lived intangibles	19.1	—	19.1	19.0	—	19.0
Other intangible assets	$305.0	$(188.4)	$116.6	$287.3	$(174.5)	$112.8
(a)During the fourth quarter of 2023, we completed the sale of our Matrix business, which was previously included within our CCT segment. Customer relationships with a net book value of $5.5 were written off as part of the divestiture. See Note 22, Acquisitions, Investments, and Divestitures, for further information.
In connection with the acquisition of Micro-Mode in May 2023, we acquired intangible assets with a preliminary fair value of $28.7. These intangible assets consist of the following:

	Useful life (in years)	Fair value
Customer relationships	20	$18.5
Developed technology	20	5.5
Trade name	20	2.3
Backlog	<2	1.9
Other	10	0.5
Total intangible assets acquired		$28.7
Refer to Note 22, Acquisitions, Investments, and Divestitures, for further information.
Customer relationships, proprietary technology and trademarks and other intangible assets are amortized over weighted average lives of approximately 13.6 years, 14.4 years and 7.1 years, respectively. Indefinite-lived intangibles primarily consist of brands and trademarks.
Amortization expense related to intangible assets for 2023, 2022 and 2021 was $19.1, $20.8, and $18.9, respectively. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2024	$15.9
2025	14.0
2026	10.7
2027	8.7
2028	8.7
Thereafter	39.5

NOTE 13
ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES
The following table summarizes our accrued liabilities and other non-current liabilities.

As of December 31	2023	2022
Compensation and other employee-related benefits	$165.5	$134.4
Contract liabilities and other customer-related liabilities	133.6	92.2
Accrued income taxes and other tax-related liabilities	30.7	27.1
Operating lease liabilities	19.5	19.0
Accrued warranty costs	14.0	14.3
Environmental and other legal matters	5.8	5.7
Accrued restructuring costs	4.8	3.9
Other	39.2	36.8
Accrued and other current liabilities	$413.1	$333.4
Operating lease liabilities	$72.3	$58.9
Environmental liabilities	52.0	53.1
Deferred income taxes and other tax-related liabilities	25.0	31.1
Compensation and other employee-related benefits	38.0	25.0
Non-current maturities of long-term debt	5.7	7.7
Other	24.0	24.4
Other non-current liabilities	$217.0	$200.2
Supply Chain Financing
The Company has supply chain financing ("SCF") programs in place under which participating suppliers may elect to obtain payment from an intermediary. The Company confirms the validity of invoices from participating suppliers and agrees to pay the intermediary an amount based on invoice totals. The majority of amounts payable under these programs are due within 90 to 180 days and are considered commercially reasonable. There are no assets pledged as security or other forms of guarantees provided for the committed payments. As of December 31, 2023 and 2022, there were $19.7 and $12.9, respectively, of outstanding amounts payable to suppliers who have elected to participate in these SCF programs. These amounts were recorded within Accounts payable in our Consolidated Balance Sheets.

NOTE 14
LEASES
The Company’s lease portfolio primarily relates to real estate, which may be used for manufacturing or non-manufacturing purposes (e.g., office space), and contains lease terms generally ranging between one and 18 years. Our lease portfolio also includes vehicles and equipment. Substantially all of our leases are classified as operating leases.
Lease costs associated with fixed payments related to the Company's operating leases were $30.2, $26.6, and $25.7 for the years ended December 31, 2023, 2022 and 2021, respectively. Short-term lease costs, variable lease costs, and sublease income related to our operating leases, as well as total lease costs related to our finance leases, were not material for the years ended December 31, 2023, 2022 and 2021.
The following table displays our future lease obligations related to non-cancellable operating leases with an initial term in excess of 12 months as of December 31, 2023.

2024	$23.1
2025	20.0
2026	17.1
2027	12.4
2028	9.3
Thereafter	23.0
Total undiscounted future operating lease obligations	104.9
Less: imputed interest	13.1
Present value of future operating lease obligations(a)	$91.8
(a)Includes $19.5 of current operating lease liabilities recorded within Accrued and other current liabilities and $72.3 of non-current operating lease liabilities recorded within Other non-current liabilities in our Consolidated Balance Sheets.

The following table includes other supplemental information regarding our operating leases.

As of or for the Year Ended December 31	2023	2022
Operating cash outflows from operating leases(a)	$24.5	$25.9
Right-of-use assets obtained in exchange for new operating lease liabilities	$32.5	$18.3
Weighted average remaining lease term (in years)	6.1	5.8
Weighted average discount rate(b)	3.4%	2.7%
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

NOTE 15
DEBT
The following table summarizes our outstanding debt obligations.

As of December 31	2023	2022
Commercial paper(a)	$184.9	$448.3
Short-term loans	0.5	0.5
Current maturities of long-term debt	2.3	2.2
Total short-term borrowings	187.7	451.0
Non-current maturities of long-term debt	5.7	7.7
Total debt	$193.4	$458.7
(a)The decrease in commercial paper outstanding from December 31, 2022 to December 31, 2023 was primarily related to higher share repurchase and acquisition activity in the prior year that was financed using commercial paper, and timing of repayments. See Note 18, Capital Stock, and Note 22, Acquisitions, Investments, and Divestitures, for additional information.
Commercial Paper
The following table presents our outstanding commercial paper borrowings and associated weighted average interest rates.

As of or for the Year Ended December 31	2023	2022
Commercial Paper Outstanding - U.S. Program	$184.9	$299.2
Commercial Paper Outstanding - Euro Program	—	149.1
Total Commercial Paper Outstanding	$184.9	$448.3
Weighted Average Interest Rate - U.S. Program	5.61%	4.92%
Weighted Average Interest Rate - Euro Program	N/A	2.31%
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
Since the Amendment, the interest rate per annum on the 2021 Revolving Credit Agreement is based on the Term SOFR rate of the currency we borrow in, plus a margin of 1.1%. There is a 0.15% fee per annum applicable to the commitments under the 2021 Revolving Credit Agreement. The margin and fees are subject to adjustment should the Company’s credit ratings change.
As of December 31, 2023 and December 31, 2022, we had no outstanding obligations under the current or former revolving credit facility.
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
As of December 31, 2023, all financial covenants (e.g., leverage ratio) associated with the 2021 Revolving Credit Agreement were within the prescribed thresholds.
Long-term Debt
Our long-term debt is primarily related to outstanding Italian government loans maturing in June 2027. Our long-term debt carries a weighted average fixed interest rate of 0.86% and requires annual principal and interest payments of approximately $2.0, on average, through maturity. The non-current portion of long-term debt is presented within other non-current liabilities in our Consolidated Balance Sheets.
Subsequent Event
On January 12, 2024, ITT Italia S.r.l. (“ITT Italia”), an indirect wholly owned subsidiary of ITT, entered into a facility agreement (the “ITT Italia Credit Agreement”), among the Company, as a guarantor, ITT Italia, as borrower, and BNP Paribas, Italian Branch, as bookrunner, sole underwriter and global coordinator, mandated lead arranger and agent.
The ITT Italia Credit Agreement has an initial maturity of three years and provides for term loan borrowings in an aggregate principal amount of €300 million, €275 million of which have been used to finance the Company’s acquisition of Svanehøj Group A/S, which closed on January 19, 2024.
The interest rate per annum on the ITT Italia Credit Agreement is based on the EURIBOR rate for Euros, plus a margin of 1.00%. The margin and fees are subject to adjustment should the Company’s credit ratings change.
The ITT Italia Credit Agreement contains customary affirmative and negative covenants, as well as financial covenants (e.g., leverage ratio), that are similar to those contained in our 2021 Revolving Credit Agreement, as described above.

NOTE 16
POSTRETIREMENT BENEFIT PLANS
Defined Contribution Plans
Substantially all of ITT’s U.S. and certain international employees are eligible to participate in a defined contribution plan. ITT sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Certain plans require us to match a portion of the employee contributions. Company contributions charged to expense amounted to $17.3, $16.5 and $14.5 for 2023, 2022 and 2021, respectively.
The ITT Stock Fund, an investment option in our U.S. based defined contribution plan, is considered an employee stock ownership plan and, as a result, participants in the ITT Stock Fund may receive dividends in cash or may reinvest such dividends into the ITT Stock Fund. The ITT Stock Fund held approximately 0.1 shares of ITT common stock at December 31, 2023.
Defined Benefit Plans
ITT currently sponsors a number of defined benefit pension plans, primarily outside of the U.S., which have approximately 970 active participants. As of December 31, 2023, international pension plans represented 87% of our total projected pension benefit obligation. There is one remaining U.S. pension plan, which is frozen to new participants. International plan benefits are primarily determined based on participant years of service, future compensation, and age at retirement or termination.
ITT also provides health care and life insurance benefits for certain unionized employees in the U.S. upon retirement. Nearly all of these plans are closed to new participants. The majority of the liability pertains to retirees with postretirement medical insurance.
Other Postretirement Employee Benefit (OPEB) Plan Amendment and Remeasurement
On July 31, 2022, management approved changes to a postretirement medical plan, covering certain unionized employees and retirees within our IP business. These changes closed the plan to new hires and, beginning in 2023, plan participants will receive a fixed contribution into a Health Reimbursement account. The plan amendment resulted in a decrease in our other postretirement benefit obligation and a prior service credit of $8.1 in 2022. The prior service credit was reflected in other comprehensive income and will be recognized into net income over approximately 10 years.
Balance Sheet Information
The following table provides a summary of the funded status of our postretirement benefit plans and the presentation of the funded status within our Consolidated Balance Sheets.

	2023			2022
As of December 31	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Fair value of plan assets	$0.4	$—	$0.4	$0.4	$—	$0.4
Projected benefit obligation	84.4	66.2	150.6	79.1	70.7	149.8
Funded status	$(84.0)	$(66.2)	$(150.2)	$(78.7)	$(70.7)	$(149.4)
Amounts reported within:
Non-current assets	$0.2	$—	$0.2	$0.2	$—	$0.2
Accrued liabilities	(5.5)	(6.2)	(11.7)	(5.6)	(6.8)	(12.4)
Non-current liabilities	(78.7)	(60.0)	(138.7)	(73.3)	(63.9)	(137.2)
A portion of our projected benefit obligation includes amounts that have not yet been recognized as expense in our results of operations. Such amounts are recorded within accumulated other comprehensive loss until they are amortized as a component of net periodic postretirement cost.

The following table provides a summary of amounts recorded within accumulated other comprehensive loss.

	2023			2022
As of December 31	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net actuarial loss	$9.5	$0.4	$9.9	$5.7	$3.4	$9.1
Prior service cost (benefit)	0.3	(18.5)	(18.2)	0.3	(24.6)	(24.3)
Total	$9.8	$(18.1)	$(8.3)	$6.0	$(21.2)	$(15.2)
The following tables provide a rollforward of the benefit obligation, plan assets and funded status for our U.S. and international pension plans and our other employee-related defined benefit plans.

	2023				2022
For the Year Ended December 31	U.S. Pension	Int’l Pension	Other Benefits	Total	U.S. Pension	Int’l Pension	Other Benefits	Total
Change in benefit obligation
Benefit obligation as of January 1	$11.2	$67.9	$70.7	$149.8	$14.8	$93.1	$106.4	$214.3
Service cost	—	0.8	0.3	1.1	—	1.2	0.6	1.8
Interest cost	0.6	2.4	3.1	6.1	0.3	1.0	2.2	3.5
Amendments	—	—	—	—	—	—	(8.1)	(8.1)
Actuarial loss (gain)(a)	0.3	3.4	(2.9)	0.8	(3.0)	(18.3)	(23.3)	(44.6)
Benefits paid	(0.9)	(3.2)	(5.0)	(9.1)	(0.9)	(3.1)	(7.1)	(11.1)
Settlement	—	(0.4)	—	(0.4)	—	—	—	—
Foreign currency translation	—	2.3	—	2.3	—	(6.0)	—	(6.0)
Benefit obligation as of December 31	$11.2	$73.2	$66.2	$150.6	$11.2	$67.9	$70.7	$149.8
(a)The actuarial gain in 2022 is primarily due to an increase in discount rates during the year.

	2023				2022
	U.S. Pension	Int’l Pension	Other Benefits	Total	U.S. Pension	Int’l Pension	Other Benefits	Total
Change in plan assets
Plan assets as of January 1	$—	$0.4	$—	$0.4	$—	$0.5	$—	$0.5
Employer contributions	0.9	3.6	5.0	9.5	0.9	3.0	7.1	11.0
Benefits and expenses paid	(0.9)	(3.2)	(5.0)	(9.1)	(0.9)	(3.1)	(7.1)	(11.1)
Settlement	—	(0.4)	—	(0.4)	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—
Plan assets as of December 31	$—	$0.4	$—	$0.4	$—	$0.4	$—	$0.4
Funded status at end of year	$(11.2)	$(72.8)	$(66.2)	$(150.2)	$(11.2)	$(67.5)	$(70.7)	$(149.4)
The accumulated benefit obligation for all defined benefit pension plans was $82.5 and $77.5 as of December 31, 2023 and 2022, respectively. Information for pension plans with an accumulated benefit obligation in excess of plan assets is included in the following table.

As of December 31	2023	2022
Projected benefit obligation	$84.2	$78.9
Accumulated benefit obligation	82.3	77.3
Fair value of plan assets	—	—

Statements of Operations Information
The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss as they pertain to our defined benefit pension plans.

	2023			2022			2021
For the Year Ended December 31	U.S. Pension	Int’l Pension	Total	U.S. Pension	Int’l Pension	Total	U.S. Pension	Int’l Pension	Total
Net periodic postretirement cost - pension
Service cost	$—	$0.8	$0.8	$—	$1.2	$1.2	$—	$1.4	$1.4
Interest cost	0.6	2.4	3.0	0.3	1.0	1.3	0.3	0.7	1.0
Amortization of net actuarial loss	—	—	—	0.2	1.1	1.3	0.2	1.6	1.8
Net periodic postretirement cost	0.6	3.2	3.8	0.5	3.3	3.8	0.5	3.7	4.2
Settlement charge and other(a)	—	0.1	0.1	—	—	—	(3.4)	—	(3.4)
Total net periodic postretirement cost	0.6	3.3	3.9	0.5	3.3	3.8	(2.9)	3.7	0.8
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	0.3	3.4	3.7	(3.0)	(18.3)	(21.3)	(0.1)	(6.3)	(6.4)
Amortization of net actuarial loss	—	—	—	(0.2)	(1.1)	(1.3)	(0.2)	(1.6)	(1.8)
Foreign currency translation and other	—	0.1	0.1	—	(1.7)	(1.7)	—	(2.7)	(2.7)
Total change recognized in other comprehensive income	0.3	3.5	3.8	(3.2)	(21.1)	(24.3)	(0.3)	(10.6)	(10.9)
Total impact from net periodic postretirement cost and changes in other comprehensive income	$0.9	$6.8	$7.7	$(2.7)	$(17.8)	$(20.5)	$(3.2)	$(6.9)	$(10.1)
(a)2021 includes income of $3.4 from a pricing adjustment associated with the 2020 termination and sale of the U.S. qualified pension plan.
The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss as they pertain to other employee-related defined benefit plans.

For the Year Ended December 31	2023	2022	2021
Net periodic postretirement cost - other postretirement
Service cost	$0.3	$0.6	$0.7
Interest cost	3.1	2.2	1.8
Amortization of net actuarial loss	—	1.8	2.6
Amortization of prior service benefit	(6.0)	(5.5)	(5.1)
Total net periodic postretirement cost	(2.6)	(0.9)	—
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	(2.9)	(23.3)	(8.2)
Prior service benefit	—	(8.1)	—
Amortization of net actuarial loss	—	(1.8)	(2.6)
Amortization of prior service credit	6.0	5.5	5.1
Total changes recognized in other comprehensive income	3.1	(27.7)	(5.7)
Total impact from net periodic postretirement cost and changes in other comprehensive income	$0.5	$(28.6)	$(5.7)
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

	2023			2022
	U.S. Pension	Int’l Pension	Other Benefits	U.S. Pension	Int’l Pension	Other Benefits
Obligation Assumptions:
Discount rate	5.0%	3.1%	5.0%	5.3%	3.6%	5.3%
Rate of future compensation increase	N/A	3.4%	N/A	N/A	2.8%	N/A
Cost Assumptions:
Discount rate	5.3%	3.6%	5.3%	2.7%	1.1%	3.0%
Expected return on plan assets	N/A	1.0%	N/A	N/A	1.0%	N/A
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
The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 7.3% for pre-age 65 retirees and 6.3% for post-age 65 retirees for 2024, decreasing ratably to 4.5% in 2031. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future working life or life expectancy of the plan participants.
Fair Value of Plan Assets
As of December 31, 2023 and 2022, our plan assets were not material.
Contributions
Our postretirement plans are largely unfunded, and therefore plan contributions generally reflect required benefit payments. We fund certain of our international pension plans in countries where funding is allowable and tax-efficient. During 2023 and 2022, we contributed $4.5 and $3.9, respectively, to our global pension plans and we anticipate making contributions of approximately $6 during 2024.
We contributed $5.0 and $7.1 to our other employee-related defined benefit plans during 2023 and 2022, respectively. We estimate that the 2024 contributions to our other employee-related defined benefit plans will be approximately $6.

Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our pension and other employee-related benefit plans.

	U.S. Pension	Int’l Pension	Other Benefits
2024	$0.9	$4.6	$6.2
2025	0.9	3.8	5.9
2026	0.9	3.8	5.6
2027	0.9	3.7	5.4
2028	0.9	3.9	5.2
2029 - 2033	4.4	19.8	23.4
NOTE 17
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
The 2011 Omnibus Incentive Plan (2011 Incentive Plan) was approved by shareholders and established in May 2011 to provide for the awarding of options on common shares and full value restricted common shares or units to employees and non-employee directors. As of December 31, 2023, 36.5 shares were available for future grants under the 2011 Incentive Plan. The Company can make shares available for the exercise of stock options or vesting of restricted shares or units by purchasing shares in the open market.
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
The following table summarizes our share-based compensation expense associated with our LTIP awards.

For the Year Ended December 31	2023	2022	2021
Equity-based awards	$20.2	$18.1	$16.5
Liability-based awards	1.7	1.0	1.3
Total share-based compensation expense	$21.9	$19.1	$17.8
The income tax benefit realized during 2023, 2022 and 2021 associated with exercised stock options and vested restricted stock was $0.9, $2.4 and $3.2, respectively.
As of December 31, 2023, there was $25.0 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 1.8 years. Additionally, unrecognized compensation cost related to liability-based awards was $2.4, which is expected to be recognized ratably over a weighted-average period of 1.9 years.
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

For PSUs, the fair value of the ROIC award is based on the closing price of ITT common stock on the date of grant less the present value of expected dividend payments during the vesting period. For ROIC awards granted in 2023, a dividend yield of 1.24% was assumed based on ITT's annualized dividend payment of $1.16 per share and the March 3, 2023 closing stock price of $93.83. The fair value of the ROIC award is fixed on the grant date; however, a probability assessment is performed each reporting period to estimate the likelihood of achieving the ROIC targets and the amount of compensation to be recognized.
The fair value of the TSR award is measured using a Monte Carlo simulation on the date of grant, measuring potential total shareholder return for ITT relative to the other companies in the S&P 400 Capital Goods Index (the TSR Performance Group). The expected volatility of ITT's stock price is based on the historical volatility of a peer group while expected volatility for the other companies in the TSR Performance Group is based on their own stock price history. For TSR awards granted in 2023, all volatility and correlation measures were based on three years of daily historical price data through March 3, 2023, corresponding to the three-year performance period of the award. As the grant date occurs after the beginning of the performance period, actual TSR performance between the beginning of the performance period (December average closing stock price) and the grant date was reflected in the valuation. For TSR awards granted in 2023, a dividend yield of 1.24% was assumed based on ITT's annualized dividend payment of $1.16 per share and the March 3, 2023 closing stock price of $93.83.
The table below provides a rollforward of our outstanding RSUs and PSUs.

	2023		2022		2021
Restricted Stock and Performance Units	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1	0.7	$76.36	0.7	$71.21	0.8	$59.25
Granted	0.3	99.33	0.3	77.72	0.3	90.14
Vested and issued	(0.2)	69.91	(0.3)	66.20	(0.3)	57.36
Forfeited	(0.1)	77.20	—	—	(0.1)	68.18
Outstanding as of December 31	0.7	$88.40	0.7	$76.36	0.7	$71.21
Vested pending issuance	0.1	$98.67	0.1	$63.88	0.1	$65.25
The table below provides the number of our outstanding shares by award type. Cash-settled RSUs and PSUs outstanding were not material.

As of December 31	2023	2022	2021
Equity-settled RSUs	0.4	0.4	0.4
Equity-settled PSUs	0.3	0.2	0.3
As of December 31, 2023, substantially all RSUs outstanding are expected to vest. As of December 31, 2023, the total number of PSUs expected to vest based on current performance estimates, including those vested but pending issuance, was 0.4.
Non-Qualified Stock Options
Prior to 2017, our LTIP award grants also included non-qualified stock options (NQOs). NQOs outstanding and exercisable were nominal as of December 31, 2023, and 0.1 as of both December 31, 2022 and 2021. As of December 31, 2023, there were no options "out-of-the-money" and all options outstanding were fully vested. NQOs exercised of 0.1 during each of the years ended December 31, 2023, 2022 and 2021 resulted in cash proceeds of $0.6, $1.8 and $1.2, respectively.
Employee Stock Purchase Plan
We sponsor the ITT Inc. 2023 Employee Stock Purchase Plan (2023 ESPP), pursuant to which eligible employees may elect to contribute from 1% to 10% of their eligible compensation, which includes after-tax base salary and annual bonus, subject to certain income limits, to purchase shares of ITT's common stock. The adoption of the 2023 ESPP was approved by our shareholders at our 2023 Annual Shareholders Meeting. The aggregate number of shares of ITT’s stock authorized for issuance under the 2023 ESPP was 0.5.

Pursuant to the terms of the 2023 ESPP, employees may purchase stock under the 2023 ESPP at a price equal to 95% of ITT’s closing stock price on the purchase date. For the year ended December 31, 2023, no stock-based compensation expense was recorded in connection with the 2023 ESPP because the criteria of a non-compensatory plan in accordance with ASC 718, Compensation - Stock Compensation, were met.
NOTE 18
CAPITAL STOCK
ITT has authority to issue an aggregate of 300 shares of capital stock, of which 250 shares have been designated as common stock having a par value of $1 per share and 50 shares have been designated as preferred stock not having any par or stated value. There was no preferred stock outstanding as of December 31, 2023 and 2022.
The holders of ITT common stock are entitled to receive dividends when and as declared by ITT’s Board of Directors. Dividends are paid quarterly. Dividends declared were $1.160, $1.056 and $0.880 per common share totaling $95.9, $87.7, and $76.2 in 2023, 2022, and 2021, respectively.
On October 30, 2019, the Board of Directors approved our current program, an indefinite term $500 open-market share repurchase program (the 2019 Plan). During 2023, 2022, and 2021, we repurchased and retired 0.7 shares, 3.0 shares, and 1.2 shares of common stock for $60.5, $245.3 and $104.8, respectively, under the 2019 Plan. 2023 included $0.5 related to a 1% excise tax assessed on share repurchases under the Inflation Reduction Act of 2022, which went into effect for repurchases made after December 31, 2022. As of December 31, 2023, there was $78.8 of remaining authorization left under the 2019 Plan.
On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan). Repurchases under this authorization will begin upon the completion of the 2019 Plan.
Separate from our open-market share repurchase programs, the Company withheld 0.1 shares of common stock during each of the years ended 2023, 2022 and 2021 for an aggregate purchase price of $7.2, $8.8, and $11.7, respectively, in settlement of employee tax withholding obligations due upon the vesting of equity-based compensation awards.

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
Asbestos Matters
On June 30, 2021, the Company completed the sale of InTelCo Management LLC (InTelCo), a former subsidiary of the Company which previously held its asbestos-related assets and liabilities, to a third party, Sapphire TopCo, Inc. (Buyer). The sale included a $398.0 cash contribution from the Company to InTelCo. Following the completion of the sale, the Company no longer has any obligation with respect to pending and future asbestos claims and has deconsolidated InTelCo from its financial results.

The table below summarizes our total net asbestos-related (benefit) costs.

For the Year Ended December 31	2023	2022	2021
Asbestos provision, net(a)	$—	$—	$14.4
Gain on divestiture before income tax	—	—	(88.8)
Asbestos-related (benefit) costs, net	$—	$—	$(74.4)
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

	2023	2022
Balance as of January 1	$57.1	$54.1
Changes in estimates for pre-existing accruals:
Continuing operations	2.6	1.7
Discontinued operations(a)	—	5.4
Accruals added during the period for new matters	—	0.1
Cash payments	(3.9)	(4.0)
Foreign currency	0.2	(0.2)
Balance as of December 31	$56.0	$57.1
(a)During 2022, we increased the estimated environmental liability for a former site of ITT by $5.4 and recognized an insurance-related asset of $4.3. The resulting net pre-tax expense of $1.1 has been presented as a loss from discontinued operations within our Consolidated Statements of Operations.
Environmental-related assets, including a qualified settlement fund (QSF) and estimated recoveries from insurance providers and other third parties, were $10.0 and $13.6 as of December 31, 2023 and 2022, respectively.
The following table illustrates the reasonably possible high range of estimated liability and number of active sites for environmental matters.

As of December 31	2023	2022
High-end estimate of environmental liability	$98.2	$93.5
Number of open environmental sites	26	28
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.

NOTE 20
GUARANTEES, INDEMNITIES AND WARRANTIES
Indemnities
Since our founding in 1920 (pre-spin-offs), we have acquired and disposed of numerous businesses. The related acquisition and disposition agreements allocate certain assets and liabilities among the parties and contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party or for assumed or excluded liabilities. These provisions address a variety of subjects. The term and monetary amounts of each such provision are defined in the specific agreements and may be affected by various conditions and external factors. Many of the provisions have expired either by operation of law or as a result of the terms of the agreement. We do not have a liability recorded for these expired provisions and are not aware of any claims or other information that would give rise to material payments under such provisions.
Guarantees
We have $159.4 of guarantees, letters of credit and similar arrangements outstanding at December 31, 2023, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2023 as the likelihood of nonperformance by ITT is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our Consolidated Financial Statements.
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

	2023	2022
Warranty liability as of January 1	$16.2	$20.1
Warranty expense	5.4	1.8
Payments	(5.1)	(5.2)
Foreign currency and other	—	(0.5)
Warranty liability as of December 31	$16.5	$16.2

NOTE 21
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
Foreign Currency Derivative Contracts
The Company enters into foreign currency forward or option contracts to mitigate foreign currency risk associated with transacting with international customers, suppliers, and subsidiaries. The notional amounts and fair values of our outstanding foreign currency derivative contracts, which are recorded within other current assets in our Consolidated Balance Sheets, were as follows:

As of December 31	2023	2022
Notional amount (U.S. dollar equivalent)	$258.4	$136.5
Fair value of foreign currency derivative contracts(a)	$3.8	$1.7
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
Gains or losses arising from changes in fair value of our foreign currency derivative contracts are recorded within General and administrative expenses in our Consolidated Statements of Operations, and were as follows:

For the Year Ended December 31	2023	2022
(Loss) gain on foreign currency derivative contracts(b)	$(2.5)	$10.1
(b)    None of our derivative contracts were designated as hedging instruments under ASC 815, Derivatives & Hedging.
The cash flow impact upon settlement of our foreign currency derivative contracts is included in operating activities in our Consolidated Statements of Cash Flows. During the year ended December 31, 2023 and December 31, 2022, net cash inflows from foreign currency derivative contracts were $1.5 and $7.7, respectively.

NOTE 22
ACQUISITIONS, INVESTMENTS, AND DIVESTITURES
Acquisition of Micro-Mode Products, Inc. (Micro-Mode)
On May 2, 2023, we completed the acquisition of 100% of the privately held stock of Micro-Mode for a purchase price of $79.3, net of cash acquired. Micro-Mode is a specialty designer and manufacturer of high-bandwidth radio frequency (RF) connectors for harsh environment defense and space applications. Micro-Mode has a single manufacturing site near San Diego, California and generated approximately $26 in sales in 2022. Subsequent to the acquisition, Micro-Mode’s results have been reported within our CCT segment.
Acquisition of Habonim Industrial Valves and Actuators Ltd (Habonim)
On April 4, 2022, we completed the acquisition of 100% of the privately held stock of Habonim for a purchase price of $139.9. Habonim is a designer and manufacturer of valves, valve automation and actuation for gas distribution (including liquified natural gas), biotech and harsh application service sectors. Habonim sells directly to original equipment manufacturers and integrators for customized solutions. Habonim has operations in Israel, the U.S. and the Netherlands, and has a workforce of approximately 200 employees. Subsequent to the acquisition, Habonim’s results have been reported within our IP segment. The allocation of the purchase price to the assets acquired and liabilities assumed was completed as of April 1, 2023, and is presented in the table below.
The assets acquired and liabilities assumed for both our Micro-Mode and Habonim acquisitions were recorded at fair value. As of December 31, 2023, the allocation of the purchase price to the assets acquired and liabilities assumed was substantially complete related to our acquisition of Micro-Mode, and was completed related to our acquisition of Habonim, and is presented in the table below.

Allocation of Purchase Price	Micro-Mode	Habonim
Receivables	$2.7	$10.2
Inventory	5.6	17.8
Plant, property and equipment	6.0	16.1
Goodwill	44.6	62.9
Other intangible assets	28.7	47.2
Other assets	0.3	4.2
Accounts payable and accrued liabilities	(2.3)	(8.7)
Other liabilities	(6.3)	(7.1)
Noncontrolling interest	—	(2.7)
Net assets acquired	$79.3	$139.9
Related to the acquisition of Micro-Mode, the primary areas of the purchase price allocations that are not yet finalized relate to the valuation of certain tangible and intangible assets, certain liabilities, income tax, and residual goodwill, which represents the excess of the purchase price over the fair value of the net tangible and other intangible assets acquired. We expect to obtain the information necessary to finalize the fair value of the net assets and liabilities during the measurement period, not to exceed one year from the acquisition date. Changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period they occur. The goodwill arising from this acquisition is not deductible for income tax purposes.
Pro forma results of operations have not been presented because the acquisitions were not deemed significant as of their acquisition dates.
Acquisition of Product Line
During June 2022, we purchased all production assets and proprietary technology related to an energy absorption product line for high-cycle applications in industrial automation. The Company determined that the product line met the definition of a business per ASC 805, Business Combinations. The product line was acquired for $7.0 from Clippard Instrument Laboratory, Inc., which is a third party U.S. manufacturer of electronic and pneumatic components, and is included within our CCT segment.

Investments in CRP Technology and CRP USA (CRP)
During the second quarter of 2022, we purchased a minority investment of 46% in CRP Technology Srl and 33% in CRP USA LLC (collectively "CRP") for $23.0. CRP is a manufacturer of reinforced composite materials for 3D printing for the aerospace, defense, premium automotive, and motorsports industries. CRP's Windform® high-performance materials enable engineers to develop complex, customized designs while providing lightweight and exceptionally durable products. In May 2023, ITT purchased an additional 9% share of CRP USA LLC for $1.4. This additional investment brought ITT’s direct share ownership in CRP USA LLC to 42%. The CRP investments are accounted for as equity method investments.
Divestiture of Matrix Composites, Inc. (Matrix)
On December 29, 2023, we completed the sale of our Matrix business, an aerospace and defense components manufacturer within our CCT segment, to a third party for total cash proceeds of $1.0. In connection with this transaction, we recorded a $15.3 pre-tax loss, which has been presented within General and administrative expenses on our Consolidated Statement of Operations for the year ended December 31, 2023.
Divestiture of Product Line
During the second quarter of 2023, we completed the sale of a product line within our CCT segment to a third party for $10.5. The Company determined that the product line met the definition of a business per ASC 805, Business Combinations. As a result of the transaction, we recognized a pre-tax gain on sale of $7.2, which is included in the General and administrative expenses line on our Consolidated Statements of Operations for the year ended December 31, 2023. Goodwill of $2.4 was allocated to the divestiture.
Subsequent Event
On January 19, 2024, we completed the acquisition of 100% of the outstanding shares of privately held Svanehøj Group A/S (Svanehøj) for a purchase price of approximately $410, net of cash acquired. Svanehøj is a supplier of pumps and related aftermarket services with leading positions in cryogenic applications for the marine sector. Svanehøj is headquartered in Denmark and has additional operations in Singapore and France. Svanehøj employs around 400 employees and generated approximately $140 in sales in 2022. Upon closing of the transaction, Svanehøj became part of our IP segment.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, effective as of May 23, 2018 Incorporated by reference to Exhibit 3.1 of ITT Inc.’s Form 8-K dated May 25, 2018
3.2	Amended and Restated By-laws of ITT Inc., effective as of February 14, 2023 Incorporated by reference to Exhibit 3.2 of ITT Inc.’s Form 10-K for the year ended December 31, 2022
4.1	Description of Registrant's Securities Incorporated by reference to Exhibit 4.1 of ITT Inc.’s Form 10-K for the year ended December 31, 2019
10.1	Credit Agreement, dated August 5, 2021, among ITT Inc. and Other Parties Signatory Thereto Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended July 3, 2021
10.2	First Amendment to Credit Agreement, dated as of May 10, 2023, among ITT Inc. and Other Parties Signatory Thereto Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 8-K dated May 12, 2023
10.3
Second Amendment to Credit Agreement, dated as of December 6, 2023, among ITT Inc. and Other Parties Signatory Thereto
Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 8-K dated December 7, 2023

10.4
Credit Agreement, dated as of January 12, 2024, among ITT Inc., ITT Italia S.r.l. and the Other Parties Signatory Thereto
Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 8-K dated January 19, 2024

10.5	Indenture between ITT Corporation and Union Bank N.A., as Trustee dated May 1, 2009 Incorporated by reference to Exhibit 4.3 of ITT Inc.’s Form S-3 dated September 18, 2015
10.6
First Supplemental Indenture, dated as of May 16, 2016, between ITT Corporation, ITT Inc. and MUFG Union Bank, N.A. as Trustee
Incorporated by reference to Exhibit 4.2 of ITT Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 dated May 16, 2016

10.7*	ITT Annual Incentive Plan for Executive Officers, amended and restated as of May 16, 2016 Incorporated by reference to Exhibit 10.5 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2016
10.8*	ITT Retirement Savings Plan (amended and restated effective January 1, 2020) Incorporated by reference to Exhibit 10.18 of ITT Inc.’s Form 10-K for the year ended December 31, 2020
10.9*	ITT Supplemental Retirement Savings Plan, amended and restated as of May 2, 2020 Incorporated by reference to Exhibit 10.19 of ITT Inc.’s Form 10-K for the year ended December 31, 2020
10.10*	ITT Senior Executive Severance Pay Plan, amended and restated as of June 17, 2019 Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2019
10.11*	ITT Senior Executive Change in Control Severance Pay Plan, amended and restated as of June 17, 2019 Incorporated by reference to Exhibit 10.3 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2019
10.12*	ITT Change in Control Severance Plan, amended and restated as of May 16, 2016 Incorporated by reference to Exhibit 10.10 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2016
10.13*	ITT Deferred Compensation Plan, as amended and restated as of May 16, 2016 Incorporated by reference to Exhibit 10.4 of ITT Inc.’s Form 8-K dated May 16, 2016
10.14*
ITT Deferred Compensation Plan for Non-Employee Directors, amended and restated as of January 1, 2020
Incorporated by reference to Exhibit 10.4 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2020

10.15*	Non-Employee Director Compensation Summary Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended October 1, 2022
10.16*	2011 Omnibus Incentive Plan Incorporated by reference to Exhibit 4.3 of ITT Inc.’s Registration Statement on Form S-8 as filed on October 28, 2011
10.17*
ITT 2003 Equity Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) and previously known as ITT Industries, Inc. 2003 Equity Incentive Plan
Incorporated by reference to Exhibit 10.5 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2008

10.18*	Omnibus Amendment to Long-Term Incentive Plans, dated as of May 16, 2016 Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Current Report on Form 8-K dated May 16, 2016
10.19*	Amendment to the ITT Consolidated Hourly Pension Plan, dated as of February 19, 2020 Incorporated by reference to Exhibit 10.3 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2020
10.20*	Form of 2023 Performance Unit Award Agreement Incorporated by reference to Exhibit 10.17 of ITT Inc.’s Form 10-K for the year ended December 31, 2022
10.21*	Form of 2023 Restricted Stock Unit Award Agreement Incorporated by reference to Exhibit 10.18 of ITT Inc.’s Form 10-K for the year ended December 31, 2022
10.22*	Form of 2022 Performance Unit Award Agreement Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended April 2, 2022

Exhibit Number	Description
10.23*	Form of 2022 Restricted Stock Unit Award Agreement Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended April 2, 2022
10.24*	Form of 2021 Performance Unit Award Agreement Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2021
10.25*	Form of 2021 Restricted Stock Unit Award Agreement Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2021
10.26*	Form of 2023 Restricted Stock Unit Award Agreement for Non-Employee Directors Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended July 1, 2023
10.27	Form of ITT Inc. Indemnification Agreement with its directors and officers Incorporated by reference to Exhibit 10.5 to ITT Inc.’s Form 8-K dated May 16, 2016
10.28*	Amended Offer Letter between Mary Beth Gustafsson and ITT Inc. Incorporated by reference to Exhibit 10.27 of ITT Inc.’s Form 10-K for the year ended December 31, 2022
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	ITT Clawback Policy
101
The following materials from ITT Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (inline Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to the Consolidated Financial Statements

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
February 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ LUCA SAVI	Chief Executive Officer, President and Director	February 12, 2024
Luca Savi (Principal Executive Officer)

/S/ EMMANUEL CAPRAIS	Senior Vice President and Chief Financial Officer	February 12, 2024
Emmanuel Caprais (Principal Financial Officer)

/S/ CHERYL DE MESA GRAZIANO	Vice President and Chief Accounting Officer	February 12, 2024
Cheryl de Mesa Graziano (Principal Accounting Officer)

/S/ KEVIN BERRYMAN	Director	February 12, 2024
Kevin Berryman

/S/ DONALD DEFOSSET, JR.	Director	February 12, 2024
Donald DeFosset, Jr.

/S/ NICHOLAS C. FANANDAKIS	Director	February 12, 2024
Nicholas C. Fanandakis

/S/ NAZZIC KEENE	Director	February 12, 2024
Nazzic Keene

/S/ REBECCA A. MCDONALD	Director	February 12, 2024
Rebecca A. McDonald

/S/ TIMOTHY H. POWERS	Director	February 12, 2024
Timothy H. Powers

/S/ CHERYL L. SHAVERS	Director	February 12, 2024
Cheryl L. Shavers

/S/ SHARON SZAFRANSKI	Director	February 12, 2024
Sharon Szafranski

II-4