Form 10-Q
period 2024-03-30
ITT INC.
filed 2024-05-02
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of April 30, 2024, there were 82.3 million shares of Common Stock (par value $1.00 per share) of the issuer outstanding.

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
FORWARD-LOOKING AND CAUTIONARY STATEMENTS
Some of the information included herein includes forward-looking statements within the meaning of the Securities Exchange Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather represent only a belief regarding future events based on current expectations, estimates, assumptions and projections about our business, future financial results and the industry in which we operate, and other legal, regulatory and economic developments. These forward-looking statements include, but are not limited to, future strategic plans and other statements that describe the company’s business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future events and future operating or financial performance.
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
Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:
•uncertain global economic and capital markets conditions, which have been influenced by heightened geopolitical tensions, inflation, changes in monetary policies, the threat of a possible regional or global economic recession, trade disputes between the U.S. and its trading partners, political and social unrest, and the availability and fluctuations in prices of energy and commodities, including steel, oil, copper and tin;
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
More information on factors that could cause actual results or events to differ materially from those anticipated is included in Part II, Item 1A, “Risk Factors” herein, as well as in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023 (particularly under the caption “Risk Factors”), our Quarterly Reports on Form 10-Q and in other documents we file from time to time with the SEC.
The forward-looking statements included in this Report speak only as of the date of this Report. We undertake no obligation (and expressly disclaim any obligation) to update any forward-looking statements, whether written or oral or as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

For the Three Months Ended	March 30, 2024	April 1, 2023
Revenue	$910.6	$797.9
Cost of revenue	609.8	536.0
Gross profit	300.8	261.9
General and administrative expenses	71.5	68.3
Sales and marketing expenses	50.1	42.9
Research and development expenses	30.0	26.4
Operating income	149.2	124.3
Interest and non-operating expense, net	4.4	3.5
Income before income tax expense	144.8	120.8
Income tax expense	32.8	20.1
Net income	112.0	100.7
Less: Income attributable to noncontrolling interests	1.0	0.7
Net income attributable to ITT Inc.	$111.0	$100.0

Earnings per share attributable to ITT Inc.:
Basic	$1.35	$1.21
Diluted	$1.34	$1.20

Weighted average common shares – basic	82.2	82.6
Weighted average common shares – diluted	82.7	83.0
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Operations.
ITT Inc. | Q1 2024 Form 10-Q | 1

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended	March 30, 2024	April 1, 2023
Net income	$112.0	$100.7
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(32.1)	6.0
Net change in postretirement benefit plans, net of tax impacts of 0.3, 1.8, respectively	(1.0)	0.4
Other comprehensive (loss) income	(33.1)	6.4
Comprehensive income	78.9	107.1
Less: Comprehensive income attributable to noncontrolling interests	1.0	0.7
Comprehensive income attributable to ITT Inc.	$77.9	$106.4
Disclosure of reclassification adjustments and other adjustments to postretirement benefit plans:
Amortization of prior service benefit, net of tax expense of $0.3, $0.3, respectively	$(1.1)	$(1.2)
Amortization of net actuarial loss, net of tax benefit of $0.0, $0.0, respectively	0.1	0.1
Other adjustments to postretirement benefit plans:
Deferred tax asset valuation allowance reversal	—	1.5
Net change in postretirement benefit plans, net of tax	$(1.0)	$0.4
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Comprehensive Income.
ITT Inc. | Q1 2024 Form 10-Q | 2

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of the Period Ended	March 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$423.0	$489.2
Receivables, net	752.0	675.2
Inventories	609.4	575.4
Other current assets	123.3	117.9
Total current assets	1,907.7	1,857.7
Non-current assets:
Plant, property and equipment, net	568.1	561.0
Goodwill	1,207.7	1,016.3
Other intangible assets, net	332.2	116.6
Other non-current assets	388.0	381.0
Total non-current assets	2,496.0	2,074.9
Total assets	$4,403.7	$3,932.6
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$322.7	$187.7
Accounts payable	459.2	437.0
Accrued and other current liabilities	415.1	413.1
Total current liabilities	1,197.0	1,037.8
Non-current liabilities:
Long-term debt	230.5	5.7
Postretirement benefits	135.9	138.7
Other non-current liabilities	254.1	211.3
Total non-current liabilities	620.5	355.7
Total liabilities	1,817.5	1,393.5
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 82.3 shares and 82.1 shares, respectively	82.3	82.1
Retained earnings	2,857.4	2,778.0
Accumulated other comprehensive loss:
Postretirement benefits	(2.6)	(1.6)
Cumulative translation adjustments	(362.4)	(330.3)
Total accumulated other comprehensive loss	(365.0)	(331.9)
Total ITT Inc. shareholders’ equity	2,574.7	2,528.2
Noncontrolling interests	11.5	10.9
Total shareholders’ equity	2,586.2	2,539.1
Total liabilities and shareholders’ equity	$4,403.7	$3,932.6
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Balance Sheets.
ITT Inc. | Q1 2024 Form 10-Q | 3

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended	March 30, 2024	April 1, 2023
Operating Activities
Income from continuing operations attributable to ITT Inc.	$111.0	$100.0
Adjustments to income from continuing operations:
Depreciation and amortization	33.6	26.7
Equity-based compensation	7.0	4.7
Other non-cash charges, net	8.1	7.5
Changes in assets and liabilities:
Change in receivables	(67.7)	(34.7)
Change in inventories	(1.0)	(29.1)
Change in contract assets	(13.5)	(2.0)
Change in contract liabilities	3.3	2.9
Change in accounts payable	15.0	1.8
Change in accrued expenses	(44.5)	(10.8)
Change in income taxes	10.1	3.7
Other, net	(3.6)	(12.6)
Net Cash – Operating Activities	57.8	58.1
Investing Activities
Capital expenditures	(27.7)	(28.7)
Acquisitions, net of cash acquired	(407.6)	—
Other, net	—	0.2
Net Cash – Investing Activities	(435.3)	(28.5)
Financing Activities
Commercial paper, net borrowings	134.7	(72.8)
Long-term debt issued, net of debt issuance costs	299.1	—
Long-term debt, repayments	(70.5)	—
Share repurchases under repurchase plan	—	(30.0)
Payments for taxes related to net share settlement of stock incentive plans	(12.5)	(6.3)
Dividends paid	(26.5)	(24.2)
Other, net	(0.9)	0.4
Net Cash – Financing Activities	323.4	(132.9)
Exchange rate effects on cash and cash equivalents	(12.0)	4.3
Net cash – operating activities of discontinued operations	(0.1)	(0.1)
Net change in cash and cash equivalents	(66.2)	(99.1)
Cash and cash equivalents – beginning of year (includes restricted cash of $0.7 and $0.7, respectively)	489.9	561.9
Cash and Cash Equivalents – End of Period (includes restricted cash of $0.7 and $0.8, respectively)	$423.7	$462.8
Supplemental Disclosures of Cash Flow and Non-Cash Information:
Cash paid during the year for:
Cash paid for interest	$3.7	$4.2
Cash paid for income taxes, net of refunds received	$16.3	$13.2
Capital expenditures included in accounts payable	$17.5	$10.3
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Cash Flows.
ITT Inc. | Q1 2024 Form 10-Q | 4

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of and for the Three Months Ended March 30, 2024	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
December 31, 2023	82.1	$82.1	$2,778.0	$(331.9)	$10.9	$2,539.1
Net income	—	—	111.0	—	1.0	112.0
Shares issued and activity from stock incentive plans	0.3	0.3	7.0	—	—	7.3
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(12.4)	—	—	(12.5)
Dividends declared ($0.319 per share)	—	—	(26.3)	—	—	(26.3)
Dividends to noncontrolling interest	—	—	—	—	(0.4)	(0.4)
Net change in postretirement benefit plans, net of tax	—	—	—	(1.0)	—	(1.0)
Net foreign currency translation adjustment	—	—	—	(32.1)	—	(32.1)
Other	—	—	0.1	—	—	0.1
March 30, 2024	82.3	$82.3	$2,857.4	$(365.0)	$11.5	$2,586.2

As of and for the Three Months Ended April 1, 2023	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
December 31, 2022	82.7	$82.7	$2,509.7	$(344.3)	$9.3	$2,257.4
Net income	—	—	100.0	—	0.7	100.7
Shares issued and activity from stock incentive plans	0.2	0.2	4.9	—	—	5.1
Share repurchases under repurchase plan	(0.4)	(0.4)	(29.6)	—	—	(30.0)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(6.2)	—	—	(6.3)
Dividends declared ($0.29 per share)	—	—	(24.1)	—	—	(24.1)
Net change in postretirement benefit plans, net of tax	—	—	—	0.4	—	0.4
Net foreign currency translation adjustment	—	—	—	6.0	—	6.0
April 1, 2023	82.4	$82.4	$2,554.7	$(337.9)	$10.0	$2,309.2
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Changes in Shareholders’ Equity.
ITT Inc. | Q1 2024 Form 10-Q | 5

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
Business Combination
On January 19, 2024, we completed the acquisition of Svanehøj Group A/S (Svanehøj) for a purchase price of $407.6, net of cash acquired. Subsequent to the acquisition, Svanehøj’s results are reported within our IP segment. Refer to Note 18, Acquisitions, for more information.
Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions) necessary to state fairly the financial position, results of operations, and cash flows for the periods presented. The Consolidated Condensed Balance Sheet as of December 31, 2023, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K (2023 Annual Report) for the year ended December 31, 2023, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). We consistently applied the accounting policies described in the 2023 Annual Report in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2023 Annual Report.
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
ITT’s quarterly financial periods end on the Saturday that is closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. ITT’s first quarter for 2024 and 2023 ended on March 30, 2024 and April 1, 2023, respectively.
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
ITT Inc. | Q1 2024 Form 10-Q | 6

Recently issued accounting pronouncements not yet adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact that this guidance will have on the disclosures within our financial statements, and will adopt this ASU for the year ending December 31, 2024.
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
During 2024, there were no other new accounting standards issued, or that are pending issuance, which are expected to have a material impact on our consolidated financial statements upon adoption.
NOTE 3
SEGMENT INFORMATION
The Company’s segments are reported on the same basis used by our Chief Executive Officer, who is also our CODM, for evaluating performance and for allocating resources. Our three reportable segments are referred to as Motion Technologies, Industrial Process, and Connect & Control Technologies.
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
ITT Inc. | Q1 2024 Form 10-Q | 7

The following table presents our revenue for each segment and reconciles our total segment revenue to total consolidated revenue.

For the Three Months Ended	March 30, 2024	April 1, 2023
Motion Technologies	$392.4	$364.8
Industrial Process	333.9	266.5
Connect & Control Technologies	185.1	167.6
Total segment revenue	911.4	798.9
Eliminations	(0.8)	(1.0)
Total consolidated revenue	$910.6	$797.9
The following table presents our operating income for each segment and reconciles our total segment operating income to income from continuing operations before income tax.

For the Three Months Ended	March 30, 2024	April 1, 2023
Motion Technologies	$70.6	$53.4
Industrial Process	63.8	55.3
Connect & Control Technologies	32.7	29.4
Total segment operating income	167.1	138.1
Other corporate costs	(17.9)	(13.8)
Interest and non-operating expense, net	(4.4)	(3.5)
Income from continuing operations before income tax	$144.8	$120.8
The following table presents our operating margin for each segment. Segment operating margin is calculated as segment operating income divided by segment revenue.

For the Three Months Ended	March 30, 2024	April 1, 2023
Motion Technologies	18.0%	14.6%
Industrial Process	19.1%	20.8%
Connect & Control Technologies	17.7%	17.5%
The following table presents our total assets, capital expenditures, and depreciation & amortization expense for each segment.

As of and for the Three Months Ended	Total Assets		Capital Expenditures		Depreciation & Amortization
	March 30, 2024	December 31, 2023	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Motion Technologies	$1,368.9	$1,366.6	$18.0	$20.2	$15.8	$15.8
Industrial Process	1,856.0	1,323.2	6.7	3.2	12.1	5.6
Connect & Control Technologies	826.7	834.6	2.7	4.8	5.1	4.7
Corporate and Other	352.1	408.2	0.3	0.5	0.6	0.6
Total	$4,403.7	$3,932.6	$27.7	$28.7	$33.6	$26.7

ITT Inc. | Q1 2024 Form 10-Q | 8

NOTE 4
REVENUE
The following tables present our revenue disaggregated by end market.

For the Three Months Ended March 30, 2024	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$383.9	$—	$—	$(0.1)	$383.8
Chemical and industrial pumps	—	218.9	—	—	218.9
Energy	—	115.0	13.4	—	128.4
Aerospace and defense	1.7	—	104.1	—	105.8
General industrial	6.8	—	67.6	(0.7)	73.7
Total	$392.4	$333.9	$185.1	$(0.8)	$910.6

For the Three Months Ended April 1, 2023
Auto and rail	$356.0	$—	$—	$—	$356.0
Chemical and industrial pumps	—	218.0	—	—	218.0
Energy	—	48.5	10.2	—	58.7
Aerospace and defense	1.9	—	86.9	—	88.8
General industrial	6.9	—	70.5	(1.0)	76.4
Total	$364.8	$266.5	$167.6	$(1.0)	$797.9
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
The following table represents our net contract assets and liabilities.

As of the Period Ended	March 30, 2024	December 31, 2023
Current contract assets	$40.4	$25.8
Non-current contract assets	1.6	1.6
Current contract liabilities(a)	(126.6)	(95.9)
Non-current contract liabilities	(4.5)	(4.5)
Net contract liabilities	$(89.1)	$(73.0)
(a)The increase in current contract liabilities from December 31, 2023 to March 30, 2024 is driven by the acquisition of Svanehøj. Refer to Note 18, Acquisitions, for further information.
During the three months ended March 30, 2024, we recognized revenue of $48.0 related to contract liabilities as of December 31, 2023. The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of March 30, 2024 was $1,450.1. Of this amount, we expect to recognize approximately $970 to $990 of revenue during the remainder of 2024.
ITT Inc. | Q1 2024 Form 10-Q | 9

NOTE 5
INCOME TAXES
The following table summarizes our income tax expense and effective tax rate.

For the Three Months Ended	March 30, 2024	April 1, 2023
Income tax expense	$32.8	$20.1
Effective tax rate	22.7%	16.6%
The increase in the effective tax rate (ETR) for the three months ended March 30, 2024 was due to prior year benefits of $16.3 from valuation allowance reversals on deferred tax assets in Germany and $4.9 from filing an amended 2017 consolidated federal tax return. These benefits were partially offset by a prior year expense of $14.1 relating to an Italian tax audit settlement covering tax years 2016-2022.
In October 2021, more than 135 countries and jurisdictions agreed to participate in a “two-pillar” international tax approach developed by the Organisation for Economic Co-operation and Development (OECD), which includes establishing a global minimum corporate tax rate of 15 percent. The OECD published Tax Challenges Arising from the Digitalisation of the Economy — Global Anti-Base Erosion Model Rules (Pillar Two) in December 2021 and subsequently issued additional commentary and administrative guidance clarifying several aspects of the model rules. Since the model rules have been released, many countries have now enacted Pillar Two-related laws, some of which became effective January 1, 2024, and it is anticipated that many more will follow suit throughout 2024. As of March 31, 2024, the Company does not expect Pillar Two taxes to have a significant impact on its 2024 financial statements.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including China, Czechia, Germany, India, Italy, and the U.S. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could decrease by approximately $0.5 due to changes in audit status, expiration of statutes of limitations and other events.
NOTE 6
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT.

For the Three Months Ended	March 30, 2024	April 1, 2023
Basic weighted average common shares outstanding	82.2	82.6
Add: Dilutive impact of outstanding equity awards	0.5	0.4
Diluted weighted average common shares outstanding	82.7	83.0

Anti-dilutive shares(a)	0.2	0.2
(a)    Anti-dilutive shares related to equity stock unit awards excluded from the computation of diluted earnings per share.
ITT Inc. | Q1 2024 Form 10-Q | 10

NOTE 7
RECEIVABLES
The following table summarizes our receivables and associated allowance for credit losses.

As of the Period Ended	March 30, 2024	December 31, 2023
Trade accounts receivable	$723.1	$641.3
Notes receivable	18.1	25.5
Other	25.7	22.6
Receivables, gross	766.9	689.4
Less: Allowance for credit losses	(14.9)	(14.2)
Receivables, net	$752.0	$675.2
The following table displays a rollforward of our total allowance for credit losses.

	March 30, 2024	April 1, 2023
Total allowance for credit losses - January 1	$14.2	$12.2
Charges to income	1.4	1.2
Write-offs	(0.6)	(0.3)
Foreign currency and other	(0.1)	—
Total allowance for credit losses - ending balance	$14.9	$13.1
NOTE 8
INVENTORY
The following table summarizes our inventories.

As of the Period Ended	March 30, 2024	December 31, 2023
Raw materials	$383.2	$366.6
Work in process	124.0	111.8
Finished goods	102.2	97.0
Inventories	$609.4	$575.4
Government Assistance (ASU 2021-10)
ASU 2021-10 requires entities to provide information about the nature of transactions, related policies and effect of government grants on an entity’s financial statements. In particular, in Italy, to qualify for an energy subsidy a company must apply for and receive a certificate attesting that the company is an "energy and gas consuming company" (high energy consumption connected to the production cycle). The amount of subsidies granted is calculated based on a percentage of actual consumption, ranging from 25% to 40%. One of our Italian subsidiaries within our MT segment obtained this certificate and was granted energy subsidies from the Italian government beginning in April 2022. This program concluded in the second quarter of 2023. Accordingly, no energy subsidies were granted for the three months ended March 30, 2024. For the three months ended April 1, 2023, we recognized a benefit of $3.9 related to energy subsidies, which we recorded within Costs of revenue in our Consolidated Condensed Statements of Operations. There was no other material government assistance received by the Company or any of our subsidiaries during the periods.
ITT Inc. | Q1 2024 Form 10-Q | 11

NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS
The following table summarizes our other current and non-current assets.

As of the Period Ended	March 30, 2024	December 31, 2023
Advance payments and other prepaid expenses	$62.1	$55.3
Current contract assets, net	40.4	25.8
Prepaid income taxes	7.6	16.9
Other	13.2	19.9
Other current assets	$123.3	$117.9
Other employee benefit-related assets	$131.7	$128.6
Operating lease right-of-use assets	90.4	87.4
Deferred income taxes	75.9	76.0
Equity-method and other investments	47.8	46.6
Capitalized software costs	7.1	7.9
Environmental-related assets	7.8	6.0
Other	27.3	28.5
Other non-current assets	$388.0	$381.0

NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET
The following table summarizes our property, plant, and equipment, net of accumulated depreciation.

	Useful life (in years)	March 30, 2024	December 31, 2023
Machinery and equipment	2 - 10	$1,325.3	$1,317.9
Buildings and improvements	5 - 40	318.4	298.4
Furniture, fixtures and office equipment	3 - 7	81.2	83.7
Construction work in progress		74.4	78.1
Land and improvements		29.9	29.5
Other		1.9	1.7
Plant, property and equipment, gross		1,831.1	1,809.3
Less: Accumulated depreciation		(1,263.0)	(1,248.3)
Plant, property and equipment, net		$568.1	$561.0
The following table summarizes our depreciation expense.

For the Three Months Ended	March 30, 2024	April 1, 2023
Depreciation expense	$22.3	$20.7

ITT Inc. | Q1 2024 Form 10-Q | 12

NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2023	$292.3	$403.0	$321.0	$1,016.3
Acquired(a)	—	201.9	—	201.9
Foreign exchange translation	(1.4)	(8.5)	(0.6)	(10.5)
Goodwill - March 30, 2024	$290.9	$596.4	$320.4	$1,207.7
(a)    Goodwill acquired is related to our acquisition of Svanehøj and represents the preliminary calculation of the excess purchase price over the net assets acquired. Refer to Note 18, Acquisitions, for further information.
Other Intangible Assets, Net
The following table summarizes our other intangible assets, net of accumulated amortization.

	March 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$320.5	$(141.5)	$179.0	$202.4	$(138.4)	$64.0
Proprietary technology	121.2	(34.3)	86.9	61.5	(32.5)	29.0
Patents and other	40.0	(21.6)	18.4	22.0	(17.5)	4.5
Finite-lived intangible total	481.7	(197.4)	284.3	285.9	(188.4)	97.5
Indefinite-lived intangibles	47.9	—	47.9	19.1	—	19.1
Other intangible assets	$529.6	$(197.4)	$332.2	$305.0	$(188.4)	$116.6
The preliminary fair values of intangible assets acquired in connection with the purchase of Svanehøj total $226.0 and consist of the following:

	Useful life (in years)	Fair value
Customer relationships	16	$119.0
Developed technology	17	60.0
Trade name	Indefinite	29.0
Backlog	1	18.0
Total intangible assets acquired		$226.0
Refer to Note 18, Acquisitions, for further information.
ITT Inc. | Q1 2024 Form 10-Q | 13

Amortization expense related to finite-lived intangible assets was $9.6 and $4.7 for the three months ended March 30, 2024 and April 1, 2023, respectively. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2024	$32.3
2025	$28.0
2026	$23.3
2027	$21.2
2028	$21.2
Thereafter	$158.3
NOTE 12
ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES
The following table summarizes our accrued liabilities and other non-current liabilities.

As of the Period Ended	March 30, 2024	December 31, 2023
Compensation and other employee-related benefits	$118.1	$165.5
Contract liabilities and other customer-related liabilities	165.3	133.6
Accrued income taxes and other tax-related liabilities	44.7	30.7
Operating lease liabilities	19.5	19.5
Accrued warranty costs	15.3	14.0
Environmental liabilities and other legal matters	5.6	5.8
Accrued restructuring costs	3.5	4.8
Other	43.1	39.2
Accrued and other current liabilities	$415.1	$413.1
Operating lease liabilities	$75.2	$72.3
Environmental liabilities	50.2	52.0
Deferred income taxes and other tax-related liabilities	62.8	25.0
Compensation and other employee-related benefits	38.2	38.0
Other	27.7	24.0
Other non-current liabilities	$254.1	$211.3
Supply Chain Financing
The Company has supply chain financing ("SCF") programs in place under which participating suppliers may elect to obtain payment from an intermediary. The Company confirms the validity of invoices from participating suppliers and agrees to pay the intermediary an amount based on invoice totals. The majority of amounts payable under these programs are due within 90 to 180 days and are considered commercially reasonable. There are no assets pledged as security or other forms of guarantees provided for the committed payments. As of March 30, 2024 and December 31, 2023, there were $19.0 and $19.7, respectively, of outstanding amounts payable to suppliers who have elected to participate in these SCF programs. These amounts were recorded within Accounts payable in our Consolidated Condensed Balance Sheets.

ITT Inc. | Q1 2024 Form 10-Q | 14

NOTE 13
DEBT
The following table summarizes our outstanding debt obligations.

As of the Period Ended	March 30, 2024	December 31, 2023
Commercial paper(a)	$319.6	$184.9
Current maturities of long-term debt	2.3	2.3
Short-term loans	0.8	0.5
Total short-term borrowings	322.7	187.7
Non-current maturities of long-term debt(b)	230.5	5.7
Total debt and finance leases	$553.2	$193.4
(a)    The associated weighted average interest rates as of March 30, 2024 and December 31, 2023 were 5.63% and 5.61% respectively. Outstanding commercial paper for both periods had maturity terms less than three months from the date of issuance.
(b) Our long-term debt is primarily related to a term loan that we entered into in January, 2024 in connection with the acquisition of Svanehøj. See additional details in section titled, “Term Loan”, below.
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
Since the Amendment, the interest rate per annum on the 2021 Revolving Credit Agreement is based on the term SOFR of the currency we borrow in, plus a margin of 1.1%. As of March 30, 2024 and December 31, 2023, we had no outstanding borrowings under the 2021 Revolving Credit Agreement. There is a 0.15% fee per annum applicable to the commitments under the 2021 Revolving Credit Agreement. The margin and fees are subject to adjustment should the Company’s credit ratings change.
As of March 30, 2024 and April 1, 2023, we had no outstanding obligations under the current or former revolving credit facility.
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
As of March 30, 2024, all financial covenants (e.g., leverage ratio) associated with the 2021 Revolving Credit Agreement were within the prescribed thresholds.
ITT Inc. | Q1 2024 Form 10-Q | 15

Term Loan
On January 12, 2024, ITT Italia S.r.l. (“ITT Italia”), an indirect wholly owned subsidiary of ITT, entered into a facility agreement (the “ITT Italia Credit Agreement”), among the Company, as a guarantor, ITT Italia, as borrower, and BNP Paribas, Italian Branch, as bookrunner, sole underwriter and global coordinator, mandated lead arranger and agent.
The ITT Italia Credit Agreement has an initial maturity of three years (January 2027) and provides for term loan borrowings in an aggregate principal amount of €300 (or $328.9), €275 (or $301.5) of which was used to finance the Company’s acquisition of Svanehøj Group A/S, which closed on January 19, 2024.
The interest rate per annum on the ITT Italia Credit Agreement is based on the EURIBOR rate for Euros, plus a margin of 1.00%. The margin and fees are subject to adjustment should the Company’s credit ratings change.
The ITT Italia Credit Agreement contains customary affirmative and negative covenants, as well as financial covenants (e.g., leverage ratio), that are similar to those contained in our 2021 Revolving Credit Agreement, as described above. As of March 30, 2024, the Company was in compliance with all covenants.
Total outstanding borrowings under the facility were €210, or $226.7, as of March 30, 2024. Debt issuance costs were $1.8 and will be amortized over the term of the debt. The following table provides the future maturities related to the outstanding balance as of March 30, 2024.

2024	$—
2025	—
2026	—
January 2027	226.7
Total maturities	$226.7
NOTE 14
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses in our Consolidated Condensed Statements of Operations. The following table summarizes our LTIP costs.

For the Three Months Ended	March 30, 2024	April 1, 2023
Equity-based awards	$7.0	$4.7
Liability-based awards	0.7	0.8
Total share-based compensation expense	$7.7	$5.5
As of March 30, 2024, there was $45.3 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.3 years. Additionally, unrecognized compensation cost related to liability-based awards was $4.9, which is expected to be recognized ratably over a weighted-average period of 2.3 years.
Year-to-Date 2024 LTIP Activity
The majority of our LTIP awards are granted during the first quarter of each year and have three-year service periods. These awards either vest equally each year or at the completion of the three-year service period. During the three months ended March 30, 2024, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.1	$127.91
Performance stock units (PSUs)	0.1	$145.42
ITT Inc. | Q1 2024 Form 10-Q | 16

During the three months ended March 30, 2024 and April 1, 2023, a nominal amount of non-qualified stock options were exercised resulting in proceeds of $0.2 and $0.4, respectively. During the three months ended March 30, 2024 and April 1, 2023, RSUs of 0.1 and 0.1, respectively, vested and were issued. During the three months ended March 30, 2024 and April 1, 2023, PSUs of 0.1 and 0.1 that vested on December 31, 2023 and 2022, respectively, were issued.

NOTE 15
CAPITAL STOCK
On October 30, 2019, the Board of Directors approved an indefinite term $500 open-market share repurchase program (the 2019 Plan). There were no open-market share repurchases during the three months ended March 30, 2024. During three months ended April 1, 2023, the Company repurchased and retired 0.4 shares of common stock for $30.0. As of March 30, 2024, there was $78.8 of remaining authorization left under the 2019 Plan.
On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan). Repurchases under this authorization will begin upon the completion of the 2019 Plan.
Separate from the open-market share repurchase program, the Company withholds shares of common stock in settlement of employee tax withholding obligations due upon the vesting of equity-based compensation awards. During the three months ended March 30, 2024 and April 1, 2023, the Company withheld 0.1 and 0.1 shares of common stock for $12.5 and $6.3, respectively.
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
ITT Inc. | Q1 2024 Form 10-Q | 17

The following table provides a rollforward of our estimated environmental liability.

For the Three Months Ended	March 30, 2024	April 1, 2023
Environmental liability - beginning balance	$56.0	$57.1
Change in estimates for pre-existing accruals	0.1	0.4
Payments	(1.9)	(2.0)
Foreign currency	—	0.1
Environmental liability - ending balance	$54.2	$55.6
Environmental-related assets, including estimated recoveries from insurance providers and other third parties, were $8.3 and $13.3 as of March 30, 2024 and April 1, 2023, respectively.
The following table illustrates the reasonably possible high range of estimated liability and number of active sites.

As of the Period Ended	March 30, 2024	December 31, 2023
High-end estimate of environmental liability	$95.3	$98.2
Number of open environmental sites	26	26
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
NOTE 17
DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to various market risks relating to its ongoing business operations. From time to time, we use derivative financial instruments to mitigate our exposure to certain of these risks, including foreign exchange rate fluctuations. By using derivatives, the Company is further exposed to credit risk. Our exposure to credit risk includes the counterparty’s failure to fulfill its financial obligations under the terms of the derivative contract. The Company attempts to minimize its exposure by avoiding concentration risk among its counterparties and by entering into transactions with creditworthy counterparties.
Foreign Currency Derivative Contracts
The Company enters into foreign currency forward or option contracts to mitigate foreign currency risk associated with transacting with international customers, suppliers, and subsidiaries. The notional amounts and fair values of our outstanding foreign currency derivative contracts, which are recorded within Other current assets in our Consolidated Condensed Balance Sheets, were as follows:

As of the Period Ended	March 30, 2024	December 31, 2023
Notional amount (U.S. dollar equivalent)	$94.4	$258.4
Fair value of foreign currency derivative contracts(a)	$2.5	$3.8
(a)    Our foreign currency derivative contracts are classified within Level 2 of the fair value hierarchy because these contracts are not actively traded and the valuation inputs are based on market observable data of similar instruments.
ITT Inc. | Q1 2024 Form 10-Q | 18

Gains or losses arising from changes in fair value of our foreign currency derivative contracts are recorded within General and administrative expenses in our Consolidated Condensed Statements of Operations, and were as follows:

For the Three Months Ended	March 30, 2024	April 1, 2023
Loss on foreign currency derivative contracts(b)	$(2.2)	$(1.1)
(b)    None of our derivative contracts were designated as hedging instruments under ASC 815 - Derivatives & Hedging.
The cash flow impact upon settlement of our foreign currency derivative contracts is included in operating activities in our Consolidated Condensed Statements of Cash Flows. During the three months ended March 30, 2024 and April 1, 2023, net cash inflows from foreign currency derivative contracts were $1.3 and $5.5, respectively.
ITT Inc. | Q1 2024 Form 10-Q | 19

NOTE 18
ACQUISITIONS
Acquisition of Svanehøj Group A/S (Svanehøj)
On January 19, 2024, we completed the acquisition of 100% of the privately held stock of Svanehøj for a purchase price of $407.6, net of cash acquired of $28.0. Svanehøj is a Denmark-based supplier of pumps and related aftermarket services with leading positions in cryogenic applications for the marine sector. Svanehøj’s results are reported within our IP segment. Svanehøj employs approximately 400 employees and has operations in Denmark, Singapore and France. The company generated approximately $148 in sales in 2023.
The primary areas of the purchase price allocations that are not yet finalized relate to the valuation of certain tangible and intangible assets, liabilities, income tax, and residual goodwill, which represents the excess of the purchase price over the fair value of the net tangible and other intangible assets acquired. We expect to obtain the information necessary to finalize the fair value of the net assets and liabilities during the measurement period, not to exceed one year from respective the acquisition date. Changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period they occur.
Acquisition of Micro-Mode Products, Inc. (Micro-Mode)
On May 2, 2023, we completed the acquisition of 100% of the privately held stock of Micro-Mode for a purchase price of $79.3, net of cash acquired. Micro-Mode is a specialty designer and manufacturer of high-bandwidth radio frequency (RF) connectors for harsh environment defense and space applications. Micro-Mode has a single manufacturing site near San Diego, California. Subsequent to the acquisition, Micro-Mode’s results are reported within our CCT segment.
As of March 30, 2024, the allocation of the purchase price to the assets acquired and liabilities assumed was substantially complete related to our acquisition of Micro-Mode.
The assets acquired and liabilities assumed for both our Svanehøj and Micro-Mode acquisitions were recorded at fair value and are shown in the table below.

Allocation of Purchase Price	Micro-Mode	Svanehoj (Preliminary)
Receivables	$2.7	$22.6
Inventory	5.6	40.6
Plant, property and equipment	6.0	19.1
Goodwill(a)	44.6	201.9
Other intangible assets	28.7	226.0
Other assets	0.3	9.0
Accounts payable and accrued liabilities	(2.3)	(27.5)
Other liabilities	(6.3)	(54.3)
Contract liabilities	—	(29.8)
Net assets acquired	$79.3	$407.6
(a)    Goodwill related to the acquisition of Svanehøj is primarily attributable to future economic benefits expected from our entrance into the marine sector, our expanded presence in the energy market, and geographic expansion. Goodwill arising from acquisitions is not expected to be deductible for income tax purposes.
Pro forma results of operations have not been presented because the acquisitions were not deemed significant as of the acquisition date.
ITT Inc. | Q1 2024 Form 10-Q | 20

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
Our product and service offerings are organized into three reportable segments: Motion Technologies (MT), Industrial Process (IP), and Connect & Control Technologies (CCT). See Note 3, Segment Information, in this Report for a summary description of each segment. Additional information is also available in our 2023 Annual Report within Part I, Item 1, “Description of Business.”
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three months ended April 1, 2023, unless stated otherwise.
Macroeconomic Conditions
During the first quarter of 2024, there has been continued uncertainty in the global economy, which has been, and will continue to be, influenced by a number of external factors, which are described below.
Israel-Hamas Conflict
Throughout the first quarter of 2024, the Israel-Hamas conflict, which escalated in October 2023, has been ongoing. Our operations in Israel are limited to Habonim Industrial Valves and Actuators Ltd. (Habonim), which we acquired in April 2022. Habonim is part of our IP segment and had sales of $12.7 during the three months ended March 30, 2024. While the current impact on our business has not been material, further escalation of this conflict could result in supply chain disruptions, inflation, workforce disruptions, demand fluctuations, or the inability to fulfill customer requests in the region. We are closely monitoring this developing situation, and are unable to reasonably estimate any future impacts on our business and financial results at this time.
ITT Inc. | Q1 2024 Form 10-Q | 21

Inflationary Pressures
Since 2020, the cost of energy and of raw materials we use in our production processes, including commodities such as steel, oil, copper, and tin, have significantly increased. The rising prices are mainly a result of reduced supply caused by supply chain disruptions primarily as a result of the COVID-19 pandemic and the ongoing Russia-Ukraine and Israel-Hamas conflicts.
In 2022 and 2023, central banks around the world raised interest rates to counter inflation. Higher interest rates have increased our cost of debt and could adversely impact consumer behavior, including demand for our products.
The manufacturing industry continues to experience a skilled labor shortage, which has created difficulties in attracting and retaining factory employees and has resulted in higher labor costs.
Global macroeconomic conditions have led and may continue to lead to decreased demand for our products, increased costs, and reduced operating margins. We have been able to offset most of these negative impacts through pricing actions and productivity savings, which we continue to pursue. Future impacts on our business and financial results as a result of these conditions are not estimable at this time, and depend, in part, on the extent to which these conditions improve or worsen, which remains uncertain. For additional discussion of the risks related to global macroeconomic conditions, see Part I, Item IA, “Risk Factors” in our 2023 Annual Report.
ITT Inc. | Q1 2024 Form 10-Q | 22

EXECUTIVE SUMMARY
The following table provides a summary of key performance indicators for the first quarter of 2024 as compared to the first quarter of 2023.

Revenue	Operating Income	Operating Margin	EPS
$911	$149	16.4%	$1.34
14% Increase	20% Increase	80 bps	12% Increase
Organic Revenue	Adjusted Operating Income	Adjusted Operating Margin	Adjusted EPS
$874	$155	17.0%	$1.42
9% Increase	23% Increase	120 bps	21% Increase
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled “Key Performance Indicators and Non-GAAP Measures” for definitions and reconciliations between GAAP and non-GAAP metrics.
Our first quarter 2024 results are summarized below:
•Revenue of $910.6 increased by $112.7 due to higher sales volume, particularly within IP’s pump projects business, MT’s Friction original equipment (OE) business, and CCT’s components and connectors businesses. In addition, the acquisitions of Svanehøj and Micro-Mode contributed $41.4 to total revenue growth. The increase in revenue during the period was partially offset by unfavorable foreign currency translation of $4.3.
•Operating income of $149.2 increased by $24.9 due to higher sales volume and productivity savings. The increase in operating income was partially offset by higher labor and overhead costs, stemming from continued supply chain challenges and cost inflation, and higher strategic growth investments.
•Income from continuing operations was $1.34 per diluted share, an increase of $0.14 as compared to the prior year, primarily due to higher operating income, as discussed above. Adjusted income from continuing operations was $1.42 per diluted share, an increase of $0.25 as compared to the prior year.
ITT Inc. | Q1 2024 Form 10-Q | 23

DISCUSSION OF FINANCIAL RESULTS

For the Three Months Ended	March 30, 2024	April 1, 2023	Change
Revenue	$910.6	$797.9	14.1%
Gross profit	300.8	261.9	14.9%
Operating expenses	151.6	137.6	10.2%
Operating income	149.2	124.3	20.0%
Interest and non-operating expenses, net	4.4	3.5	25.7%
Income tax expense	32.8	20.1	63.2%
Net income attributable to ITT Inc.	$111.0	$100.0	11.0%

Gross margin	33.0%	32.8%	20	bp
Operating expense to revenue ratio	16.6%	17.2%	(60)	bp
Operating margin	16.4%	15.6%	80	bp
Effective tax rate	22.7%	16.6%	610	bp

REVENUE
The following table illustrates the revenue derived from each of our segments.

For the Three Months Ended	March 30, 2024	April 1, 2023	Change	Organic Growth(a)
Motion Technologies	$392.4	$364.8	7.6%	8.2%
Industrial Process	333.9	266.5	25.3%	12.5%
Connect & Control Technologies	185.1	167.6	10.4%	7.2%
Eliminations	(0.8)	(1.0)
Total Revenue	$910.6	$797.9	14.1%	9.5%
(a)See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Motion Technologies
MT revenue increased by $27.6 for the three months ended March 30, 2024, primarily driven by higher sales volume in our Friction OE and KONI businesses of 9% and 10%, respectively. The increase during the period was partially offset by unfavorable foreign currency translation of $2.3. Excluding the impact of foreign currency translation, organic revenue during the period increased by $29.9.
In March 2023, our Friction business signed a 10-year agreement, effective on January 1, 2024, for the supply of ITT aftermarket brake pads to Continental AG. The agreement is expected to generate over $1 billion in revenue over the term of the agreement.
Industrial Process
IP revenue for the three months ended March 30, 2024 increased by $67.4. primarily driven by higher sales volume due to growth in pump projects of 64%, which was primarily attributable to the energy market. In addition, the acquisition of Svanehøj, which occurred in January 2024, contributed $35.8 to total revenue growth. The increase in revenue during the period was partially offset by unfavorable foreign currency translation of $1.8. Excluding the impacts from the acquisition and foreign currency translation, organic revenue increased by $33.4.
The level of order and shipment activity at IP can vary significantly from period to period due to pump projects which are highly engineered, customized to customer needs, and have longer lead times. Total orders during the three months ended March 30, 2024 were $354.0, an increase of 8% versus the prior year. Backlog as of March 30, 2024 was $853.9, an increase of $177.1, or 26%, as compared to December 31, 2023, primarily due to large project orders and the acquisition of Svanehøj. Our backlog represents firm orders that have been received, acknowledged, and entered into our production systems.
ITT Inc. | Q1 2024 Form 10-Q | 24

Connect & Control Technologies
CCT revenue for the three months ended March 30, 2024 increased by $17.5 primarily driven by pricing actions and higher sales volume which drove growth in component and connector sales of 15% and 8%, respectively, particularly within the aerospace and defense markets. In addition, the acquisition of Micro-Mode, which occurred in the second quarter of 2023, contributed $5.6 to total revenue growth. The increase in revenue during the period was partially offset by unfavorable foreign currency translation of $0.1. Excluding the impacts from the acquisition and foreign currency translation, organic revenue increased by $12.0.

GROSS PROFIT
Gross profit for the three months ended March 30, 2024 and April 1, 2023 was $300.8 and $261.9, respectively, reflecting a gross margin of 33.0% and 32.8%. The increases in gross profit for both periods was primarily driven by increases in revenue, as described above, and productivity savings. The increases in gross profit and margin were partially offset by increases in material, labor and overhead costs, which were driven by inflationary pressures as discussed above. See section titled, “Macroeconomic Conditions”, for further information.
OPERATING EXPENSES
The following table summarizes our operating expenses, including by segment.

For the Three Months Ended	March 30, 2024	April 1, 2023	Change
General and administrative expenses	$71.5	$68.3	4.7%
Sales and marketing expenses	50.1	42.9	16.8%
Research and development expenses	30.0	26.4	13.6%
Total operating expenses	$151.6	$137.6	10.2%
Total operating expenses by segment:
Motion Technologies	$44.4	$43.8	1.4%
Industrial Process	55.7	48.6	14.6%
Connect & Control Technologies	33.7	31.4	7.3%
Corporate & Other	17.8	13.8	29.0%
General and administrative (G&A) expenses increased $3.2 for the three months ended March 30, 2024 primarily driven by higher personnel, incentive-based compensation, and restructuring costs and the additions of Svanehøj and Micro-Mode in the first quarter of 2024 and the second quarter of 2023, respectively. The increase during the period was partially offset by favorable foreign currency impacts.
Sales and marketing expenses increased $7.2 for the three months ended March 30, 2024 primarily driven by higher personnel costs and the additions of Svanehøj and Micro-Mode.
Research and development expenses increased $3.6 for the three months ended March 30, 2024 primarily driven by higher personnel costs and continued strategic investments to support innovation and new product development.
ITT Inc. | Q1 2024 Form 10-Q | 25

OPERATING INCOME
The following table summarizes our operating income and margin by segment.

For the Three Months Ended	March 30, 2024	April 1, 2023	Change
Motion Technologies	$70.6	$53.4	32.2%
Industrial Process	63.8	55.3	15.4%
Connect & Control Technologies	32.7	29.4	11.2%
Corporate and Other	(17.9)	(13.8)	29.7%
Total operating income	$149.2	$124.3	20.0%
Operating margin:
Motion Technologies	18.0%	14.6%	340	bp
Industrial Process	19.1%	20.8%	(170)	bp
Connect & Control Technologies	17.7%	17.5%	20	bp
Consolidated operating margin	16.4%	15.6%	80	bp
MT operating income for the three months ended March 30, 2024 increased $17.2 primarily due to productivity savings, higher revenue, as discussed above, and lower raw material prices. The increase during the period was partially offset by higher labor costs, strategic growth investments and unfavorable sales mix.
IP operating income for the three months ended March 30, 2024 increased $8.5 primarily driven by higher revenue, as discussed above, and productivity savings. The increase during the period was partially offset by higher labor and overhead costs.
CCT operating income for the three months ended March 30, 2024 increased $3.3 primarily driven by productivity savings and higher revenue, as discussed above. The increase during the period was partially offset by higher material, labor and overhead costs.
Other corporate costs for the three months ended March 30, 2024 increased $4.1 primarily driven by a one-time benefit of $3.7 in the prior year period related to the recovery of lease termination costs and higher personnel-related costs.
INTEREST AND NON-OPERATING EXPENSE, NET
The following table summarizes our interest and non-operating expense, net.

For the Three Months Ended	March 30, 2024	April 1, 2023	Change
Interest expense	$7.7	$6.7	14.9%
Interest income	(1.8)	(2.6)	(30.8)%
Miscellaneous income, net	(1.5)	(0.8)	87.5%
Non-operating postretirement (income) expense, net	—	0.2	(100.0)%
Interest and non-operating expense, net	$4.4	$3.5	25.7%
The increase in interest and non-operating expense, net for the three months ended March 30, 2024 was primarily driven by an increase in interest expense, which was due to higher average commercial paper borrowings and higher long-term debt in connection with our acquisition of Svanehøj.

ITT Inc. | Q1 2024 Form 10-Q | 26

INCOME TAX EXPENSE
The following table summarizes our income tax expense and effective tax rate.

For the Three Months Ended	March 30, 2024	April 1, 2023	Change
Income tax expense	$32.8	$20.1	63.2%
Effective tax rate	22.7%	16.6%	610	bp
The increase in the effective tax rate (ETR) for the three months ended March 30, 2024 was due to prior year benefits of $16.3 from valuation allowance reversals on deferred tax assets in Germany and $4.9 from filing an amended 2017 consolidated U.S. federal tax return. These benefits were partially offset by a prior year expense of $14.1 relating to an Italian tax audit settlement covering tax years 2016-2022.
In October 2021, more than 135 countries and jurisdictions agreed to participate in a “two-pillar” international tax approach developed by the Organisation for Economic Co-operation and Development (OECD), which includes establishing a global minimum corporate tax rate of 15 percent. The OECD published Tax Challenges Arising from the Digitalisation of the Economy — Global Anti-Base Erosion Model Rules (Pillar Two) in December 2021 and subsequently issued additional commentary and administrative guidance clarifying several aspects of the model rules. Since the model rules have been released, many countries have now enacted Pillar Two-related laws, some of which became effective January 1, 2024, and it is anticipated that many more will follow suit throughout 2024. As of March 31, 2024, the Company does not expect Pillar Two taxes to have a significant impact on its 2024 financial statements.
See Note 5, Income Taxes, to the Consolidated Condensed Financial Statements for further information.

ITT Inc. | Q1 2024 Form 10-Q | 27

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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We support our growth and expansion in markets outside of the U.S. through the enhancement of existing products and development of new products, increased capital spending, and potential foreign acquisitions. We look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We transfer cash between certain international subsidiaries and the U.S. when it is cost effective to do so. During the three months ended March 30, 2024, we had net cash distributions from foreign countries to the U.S. of $42.6. During the year ended December 31, 2023, we had net cash distributions from foreign countries to the U.S. of $357.5. The timing and amount of any additional future distributions will be evaluated based on our jurisdictional cash needs.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, several factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, we cannot provide any assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2024, we declared a dividend of $0.319 per share for shareholders of record on March 8, 2024, which was a 10% increase from the quarterly dividends of $0.29 that were declared in 2023. Dividend payments during the three months ended March 30, 2024 amounted to $26.5.
From time to time, the Company may repurchase shares of its stock on the open market. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including remaining authorization under existing Board-approved share repurchase programs, the Company’s stock price, restrictions under the Company’s debt obligations, other uses for capital, the dilutive impact of shares issued during the period related to the Company’s long-term incentive plans, impacts on the value of remaining shares, and market and economic conditions. During the three months ended March 30, 2024, there were no open-market share repurchases. During the three months ended April 1, 2023, we spent $30.0 on open-market share repurchases under our share repurchase programs. All repurchased shares are retired immediately following the repurchases. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. to supplement cash flows generated internally and to provide additional short-term funding.
The following table presents our outstanding commercial paper borrowings.

	March 30, 2024	December 31, 2023
Commercial Paper Outstanding - U.S. Program	$319.6	$184.9
From December 31, 2023 to March 30, 2024, we increased our borrowings under the U.S. commercial paper program to partially finance the acquisition of Svanehøj. See Note 13, Debt, to the Consolidated Condensed Financial Statements for further information.
All outstanding commercial paper for both periods had maturity terms of less than three months from the date of issuance.
ITT Inc. | Q1 2024 Form 10-Q | 28

Revolving Credit Agreement
On August 5, 2021, we entered into a revolving credit facility agreement with a syndicate of third party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, and (ii) letters of credit for a face amount of up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments by a minimum aggregate amount of $10 or any whole multiple of $1 in excess thereof. Borrowings under the credit facility are available in U.S. dollars, Euros, British pound sterling or any other currency that may be requested by us, subject to the approval of the administrative agent and each lender. We are permitted to request that lenders increase the commitments under the facility by up to $350 for a maximum aggregate principal amount of $1,050; however, this is subject to certain conditions and therefore may not be available to us. As of March 30, 2024 and December 31, 2023, we had no outstanding borrowings under the 2021 Revolving Credit Agreement. See Note 13, Debt, for further information.
Term Loan
On January 12, 2024, ITT Italia S.r.l. (“ITT Italia”), an indirect wholly owned subsidiary of ITT, entered into a facility agreement (the “ITT Italia Credit Agreement”), among the Company, as a guarantor, ITT Italia, as borrower, and BNP Paribas, Italian Branch, as bookrunner, sole underwriter and global coordinator, mandated lead arranger and agent.
The ITT Italia Credit Agreement has an initial maturity of three years and provides for term loan borrowings in an aggregate principal amount of €300 million, €275 million of which have been used to finance the Company’s acquisition of Svanehøj, which closed on January 19, 2024. Total outstanding borrowings under the facility were €210 million, or $226.7, as of March 30, 2024. See Note 13, Debt, for further information.
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

For the Three Months Ended	March 30, 2024	April 1, 2023
Operating activities	$57.8	$58.1
Investing activities	(435.3)	(28.5)
Financing activities	323.4	(132.9)
Foreign exchange	(12.0)	4.3
Total net cash from continuing operations	(66.1)	(99.0)
Net cash from discontinued operations	(0.1)	(0.1)
Net change in cash and cash equivalents	$(66.2)	$(99.1)
Operating Activities
The change in net cash from operating activities was relatively flat year-over-year. The increase in segment operating income was offset by unfavorable year-over-year net working capital impacts primarily due to timing of accounts receivable collections and higher incentive compensation payments.
Investing Activities
The decrease in net cash from investing activities of $406.8 was mainly driven by the acquisition of Svanehøj. Refer to Note 18, Acquisitions, for further information.
Financing Activities
The increase in net cash from financing activities of $456.3 was mainly driven by the increase in commercial paper borrowings and long-term debt to finance the acquisition of Svanehøj. Refer to Note 13, Debt, for further information.
ITT Inc. | Q1 2024 Form 10-Q | 29

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
A reconciliation of revenue to organic revenue for the three months ended March 30, 2024 is provided below.

Three Months Ended March 30, 2024	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2024 Revenue	$392.4	$333.9	$185.1	$(0.8)	$910.6
Less: Acquisitions	—	35.8	5.6	—	41.4
Less: Foreign currency translation	(2.3)	(1.8)	(0.1)	(0.1)	(4.3)
2024 Organic revenue	$394.7	$299.9	$179.6	$(0.7)	$873.5
2023 Revenue	$364.8	$266.5	$167.6	$(1.0)	$797.9
Organic growth	$29.9	$33.4	$12.0	$0.3	$75.6
Percentage change	8.2%	12.5%	7.2%		9.5%

ITT Inc. | Q1 2024 Form 10-Q | 30

•“Adjusted operating income (loss)” is defined as operating income (loss), adjusted to exclude special items that include, but are not limited to, certain gain on sale of long-lived assets, restructuring, certain asset impairment charges, certain acquisition- and divestiture-related impacts and unusual or infrequent operating items. Special items represent charges or credits that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. “Adjusted operating margin” is defined as adjusted operating income (loss) divided by revenue. We believe that these financial measures are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as evaluating operating performance in relation to our competitors.
Reconciliations of operating income (loss) to adjusted operating income (loss) for the three months ended March 30, 2024 and April 1, 2023 are provided below.

Three Months Ended March 30, 2024	Motion Technologies	Industrial Process	Connect & Control Technologies	Corporate	Total ITT
Operating income	$70.6	$63.8	$32.7	$(17.9)	$149.2
Acquisition-related costs	—	3.7	—	—	3.7
Restructuring costs	0.5	0.5	0.9	—	1.9
Impacts related to Russia-Ukraine war	0.2	—	—	—	0.2
Adjusted operating income	$71.3	$68.0	$33.6	$(17.9)	$155.0

Operating margin	18.0%	19.1%	17.7%	N/A	16.4%
Adjusted operating margin	18.2%	20.4%	18.2%	N/A	17.0%

Three Months Ended April 1, 2023	Motion Technologies	Industrial Process	Connect & Control Technologies	Corporate	Total ITT
Operating income	$53.4	$55.3	$29.4	$(13.8)	$124.3
Impacts related to Russia-Ukraine war	0.3	1.5	—	—	1.8
Restructuring costs	0.3	(0.1)	0.1	—	0.3
Other(a)	—	—	(0.2)	—	(0.2)
Adjusted operating income	$54.0	$56.7	$29.3	$(13.8)	$126.2

Operating margin	14.6%	20.8%	17.5%	N/A	15.6%
Adjusted operating margin	14.8%	21.3%	17.5%	N/A	15.8%
(a)Includes acquisition-related benefits.

ITT Inc. | Q1 2024 Form 10-Q | 31

•“Adjusted income from continuing operations” is defined as income from continuing operations attributable to ITT Inc. adjusted to exclude special items that include, but are not limited to, certain gain on sale of long-lived assets, restructuring, certain asset impairment charges, certain acquisition- and divestiture-related impacts, income tax settlements or adjustments and unusual or infrequent items. Special items represent charges or credits, on an after-tax basis, that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. The after-tax basis of each special item is determined using the jurisdictional tax rate of where the expense or benefit occurred. “Adjusted income from continuing operations per diluted share” (adjusted EPS) is defined as adjusted income from continuing operations divided by diluted weighted average common shares outstanding. We believe that adjusted income from continuing operations and adjusted EPS are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.
Reconciliations of adjusted income from continuing operations attributable to ITT to income from continuing operations attributable to ITT and adjusted income from continuing operations attributable to ITT per diluted share to income from continuing operations attributable to ITT per diluted share (EPS) for the three months ended March 30, 2024 and April 1, 2023 are provided below. Per share amounts are reported in ones and may not calculate due to rounding.

	Three Months Ended March 30, 2024		Three Months Ended April 1, 2023
	Income from Continuing Operations	EPS	Income from Continuing Operations	EPS
Reported	$111.0	$1.34	$100.0	$1.20
Restructuring costs	1.9	0.03	0.3	—
Impacts from Russia-Ukraine war	0.2	—	1.8	0.02
Acquisition-related costs(a)	3.7	0.05	—	—
Other costs(b)	—	—	1.2	0.02
Total tax (benefit) expense of adjustments(c)	(1.3)	(0.02)	0.1	—
Tax-related special items(d)	1.7	0.02	(6.1)	(0.07)
Adjusted	$117.2	$1.42	$97.3	$1.17
(a)Includes integration-related expenses and inventory step-up amortization related to the acquisition of Svanehøj. See Note 18, Acquisitions, for further information.
(b)Q1 2023 primarily reflects interest expense of $1.4 related to a tax audit settlement in Italy, partially offset by other income of $0.2.
(c)The tax impact of each adjustment is determined using the jurisdictional tax rate of where the expense or benefit occurred.
(d)Q1 2024 tax-related special items include expense (benefits) from tax on undistributed foreign earnings of $1.8 and other tax special items of ($0.1). Q1 2023 primarily reflect benefits from valuation allowance reversals of ($17.6) and the amendment of our U.S. federal tax return of ($4.9), partially offset by a settlement related to a tax audit in Italy of $14.1, tax on future distribution of foreign earnings of $2.6, and other special items of ($0.3).
ITT Inc. | Q1 2024 Form 10-Q | 32

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2, Recent Accounting Pronouncements, to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The Company believes the most complex and sensitive judgments, because of their significance to the Consolidated Condensed Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Annual Report describes the critical accounting estimates that are used in the preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no material changes concerning the Company’s critical accounting estimates as described in our 2023 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2023 Annual Report. See Note 17, Derivative Financial Instruments, to the Consolidated Condensed Financial Statements for information on the Company’s use of derivative financial instruments to mitigate exposure from foreign currency exchange rate fluctuations and commodity price fluctuations.
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
ITT Inc. | Q1 2024 Form 10-Q | 33

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. For a discussion of legal proceedings, see Note 16, Commitments and Contingencies, to the Consolidated Condensed Financial Statements.
ITEM 1A. RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of our 2023 Annual Report, which are incorporated by reference herein. There have been no material changes with regard to the risk factors disclosed in such report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 30, 2019, the Board of Directors approved an indefinite term $500 share repurchase program (the 2019 Plan). As of the three months ended March 30, 2024, there was $78.8 of remaining authorization left under the 2019 Plan.
On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan). Repurchases under this authorization will begin upon the completion of the 2019 Plan.
There were no open-market share repurchases during the three months ended March 30, 2024.
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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were €2.2 million euros and €1.5 million euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of €1.3 million euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through March 30, 2024, however, Bornemann did pay fees of approximately €2 thousand euros during the three months ended March 30, 2024 and approximately €2 thousand euros during the three months ended April 1, 2023 to the German financial institution which is maintaining the Bond.
ITT Inc. | Q1 2024 Form 10-Q | 34

Rule 10b5-1 Trading Plans
During the three months ended March 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.
ITT Inc. | Q1 2024 Form 10-Q | 35

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

(10.1)*	Form of 2024 Performance Unit Award Agreement

(10.2)*	Form of 2024 Restricted Stock Unit Agreement

(10.3)*	Form of 2024 Restricted Stock Unit Award Agreement for Non-Employee Directors

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Condensed Financial Statements, and (vii) Cover Page

(104)	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in Inline XBRL (included in Exhibit 101).
*Management compensatory plan
ITT Inc. | Q1 2024 Form 10-Q | 36

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ CHERYL DE MESA GRAZIANO
Cheryl de Mesa Graziano
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
May 2, 2024
ITT Inc. | Q1 2024 Form 10-Q | 37