Form 10-Q
period 2024-06-29
ITT INC.
filed 2024-08-01
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-05672
ITT INC.
(Exact name of Registrant as specified in its charter)

Indiana	81-1197930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

100 Washington Boulevard, 6th Floor, Stamford, CT 06902
(Address of Principal Executive Offices)
(914) 641-2000
(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of July 31, 2024, there were 81.7 million shares of Common Stock (par value $1.00 per share) of the issuer outstanding.

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the SEC). The SEC maintains a website at www.sec.gov on which you may access our SEC filings. In addition, we make available free of charge at investors.itt.com copies of materials we file with, or furnish to, the SEC as soon as reasonably practical after we electronically file or furnish these reports, as well as other important information that we disclose from time to time. Information contained on our website, or that can be accessed through our website, does not constitute a part of this Quarterly Report on Form 10-Q (this Report). We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website.
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
•impacts and risk of liabilities from recent mergers, acquisitions, or venture investments, and past divestitures and spin-offs;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue	$905.9	$833.9	$1,816.5	$1,631.8
Cost of revenue	589.8	553.9	1,199.6	1,089.9
Gross profit	316.1	280.0	616.9	541.9
General and administrative expenses	76.8	68.4	148.3	136.7
Sales and marketing expenses	50.6	43.9	100.7	86.8
Research and development expenses	29.7	25.7	59.7	52.1
Operating income	159.0	142.0	308.2	266.3
Interest expense	7.4	4.5	15.1	11.2
Interest income	(1.6)	(2.0)	(3.4)	(4.6)
Other non-operating income, net	(0.2)	—	(1.7)	(0.6)
Income before income tax expense	153.4	139.5	298.2	260.3
Income tax expense	33.0	30.6	65.8	50.7
Net income	120.4	108.9	232.4	209.6
Less: Income attributable to noncontrolling interests	1.2	0.7	2.2	1.4
Net income attributable to ITT Inc.	$119.2	$108.2	$230.2	$208.2

Earnings per share attributable to ITT Inc.:
Basic	$1.45	$1.31	$2.80	$2.52
Diluted	$1.45	$1.31	$2.79	$2.51

Weighted average common shares – basic	82.0	82.4	82.1	82.5
Weighted average common shares – diluted	82.4	82.6	82.5	82.8
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Operations.
ITT Inc. | Q2 2024 Form 10-Q | 1

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$120.4	$108.9	$232.4	$209.6
Other comprehensive (loss):
Net foreign currency translation adjustment	(17.1)	(10.2)	(49.2)	(4.2)
Net change in postretirement benefit plans, net of tax impacts of $0.3, $0.3, $0.6, and $2.1, respectively	(0.7)	(1.1)	(1.7)	(0.7)
Other comprehensive (loss)	(17.8)	(11.3)	(50.9)	(4.9)
Comprehensive income	102.6	97.6	181.5	204.7
Less: Comprehensive income attributable to noncontrolling interests	1.2	0.7	2.2	1.4
Comprehensive income attributable to ITT Inc.	$101.4	$96.9	$179.3	$203.3
Disclosure of reclassification adjustments and other adjustments to postretirement benefit plans:
Amortization of prior service benefit, net of tax expense of $0.4, $0.4, $0.7, and $0.7, respectively	$(1.1)	$(1.1)	$(2.2)	$(2.3)
Amortization of net actuarial loss, net of tax benefit of $—, $—, $—, and $—, respectively	—	0.1	0.1	0.2
Other adjustments to postretirement benefit plans:
Net actuarial gain, net of tax expense of $(0.1), $—, $(0.1), and $—, respectively	0.4	—	0.4	—
Deferred tax asset valuation allowance reversal	—	(0.1)	—	1.4
Net change in postretirement benefit plans, net of tax	$(0.7)	$(1.1)	$(1.7)	$(0.7)
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Comprehensive Income.
ITT Inc. | Q2 2024 Form 10-Q | 2

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of the Period Ended	June 29, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$425.5	$489.2
Receivables, net	706.3	675.2
Inventories	564.3	575.4
Other current assets	137.3	117.9
Current assets held for sale	92.5	—
Total current assets	1,925.9	1,857.7
Non-current assets:
Plant, property and equipment, net	543.8	561.0
Goodwill	1,200.9	1,016.3
Other intangible assets, net	296.9	116.6
Other non-current assets	382.8	381.0
Non-current assets held for sale	60.0	—
Total non-current assets	2,484.4	2,074.9
Total assets	$4,410.3	$3,932.6
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$357.5	$187.7
Accounts payable	430.9	437.0
Accrued and other current liabilities	423.6	413.1
Current liabilities held for sale	29.4	—
Total current liabilities	1,241.4	1,037.8
Non-current liabilities:
Long-term debt	190.0	5.7
Postretirement benefits	131.8	138.7
Other non-current liabilities	252.4	211.3
Non-current liabilities held for sale	5.5	—
Total non-current liabilities	579.7	355.7
Total liabilities	1,821.1	1,393.5
Shareholders’ equity:
Common stock:
Authorized – 250 shares, $1 par value per share
Issued and outstanding – 81.7 shares and 82.1 shares, respectively	81.7	82.1
Retained earnings	2,877.7	2,778.0
Accumulated other comprehensive loss:
Postretirement benefits	(3.3)	(1.6)
Cumulative translation adjustments	(379.5)	(330.3)
Total accumulated other comprehensive loss	(382.8)	(331.9)
Total ITT Inc. shareholders’ equity	2,576.6	2,528.2
Noncontrolling interests	12.6	10.9
Total shareholders’ equity	2,589.2	2,539.1
Total liabilities and shareholders’ equity	$4,410.3	$3,932.6
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Balance Sheets.
ITT Inc. | Q2 2024 Form 10-Q | 3

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Six Months Ended	June 29, 2024	July 1, 2023
Operating Activities
Income from continuing operations attributable to ITT Inc.	$230.2	$208.2
Adjustments to income from continuing operations:
Depreciation and amortization	66.0	53.8
Equity-based compensation	13.7	10.1
Gain on sale of business	—	(7.2)
Other non-cash charges, net	15.7	16.6
Changes in assets and liabilities:
Change in receivables	(60.4)	(58.6)
Change in inventories	(5.1)	(31.4)
Change in contract assets	(20.7)	(2.9)
Change in contract liabilities	15.5	12.0
Change in accounts payable	8.2	8.9
Change in accrued expenses	(26.1)	15.5
Change in income taxes	(13.6)	(8.1)
Other, net	(7.9)	(19.1)
Net Cash – Operating Activities	215.5	197.8
Investing Activities
Capital expenditures	(50.9)	(46.3)
Proceeds from sale of business	—	10.5
Acquisitions, net of cash acquired	(407.5)	(79.3)
Other, net	(2.2)	(4.7)
Net Cash – Investing Activities	(460.6)	(119.8)
Financing Activities
Commercial paper, net borrowings	169.5	(61.0)
Long-term debt issued, net of debt issuance costs	299.1	—
Long-term debt, repayments	(109.3)	(1.1)
Share repurchases under repurchase plan	(79.0)	(60.0)
Payments for taxes related to net share settlement of stock incentive plans	(12.8)	(6.4)
Dividends paid	(52.6)	(48.1)
Other, net	(1.1)	0.3
Net Cash – Financing Activities	213.8	(176.3)
Exchange rate effects on cash and cash equivalents	(17.2)	(0.4)
Net cash – operating activities of discontinued operations	(0.1)	(0.2)
Net change in cash and cash equivalents	(48.6)	(98.9)
Less: Cash classified within current assets held for sale	(14.9)	—
Cash and cash equivalents – beginning of year (includes restricted cash of $0.7 and $0.7, respectively)	489.9	561.9
Cash and Cash Equivalents – End of Period (includes restricted cash of $0.9 and $0.9, respectively)	$426.4	$463.0
Supplemental Disclosures of Cash Flow and Non-Cash Information:
Cash paid for interest	$13.7	$8.5
Cash paid for income taxes, net of refunds received	$69.8	$52.8
Capital expenditures included in accounts payable	$22.4	$14.0
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Cash Flows.
ITT Inc. | Q2 2024 Form 10-Q | 4

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of and for the Three Months Ended June 29, 2024	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
March 30, 2024	82.3	$82.3	$2,857.4	$(365.0)	$11.5	$2,586.2
Net income	—	—	119.2	—	1.2	120.4
Shares issued and activity from stock incentive plans	—	—	6.7	—	—	6.7
Shares repurchased under repurchase plan	(0.6)	(0.6)	(79.0)	—	—	(79.6)
Shares withheld related to net share settlement of stock incentive plans	—	—	(0.3)	—	—	(0.3)
Dividends declared ($0.319 per share)	—	—	(26.2)	—	—	(26.2)
Dividends to noncontrolling interest	—	—	—	—	(0.1)	(0.1)
Net change in postretirement benefit plans, net of tax	—	—	—	(0.7)	—	(0.7)
Net foreign currency translation adjustment	—	—	—	(17.1)	—	(17.1)
Other	—	—	(0.1)	—	—	(0.1)
June 29, 2024	81.7	$81.7	$2,877.7	$(382.8)	$12.6	$2,589.2

As of and for the Six Months Ended June 29, 2024
December 31, 2023	82.1	$82.1	$2,778.0	$(331.9)	$10.9	$2,539.1
Net income	—	—	230.2	—	2.2	232.4
Shares issued and activity from stock incentive plans	0.3	0.3	13.7	—	—	14.0
Shares repurchased under repurchase plan	(0.6)	(0.6)	(79.0)	—	—	(79.6)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(12.7)	—	—	(12.8)
Dividends declared ($0.638 per share)	—	—	(52.5)	—	—	(52.5)
Dividends to noncontrolling interest	—	—	—	—	(0.5)	(0.5)
Net change in postretirement benefit plans, net of tax	—	—	—	(1.7)	—	(1.7)
Net foreign currency translation adjustment	—	—	—	(49.2)	—	(49.2)
June 29, 2024	81.7	$81.7	$2,877.7	$(382.8)	$12.6	$2,589.2

ITT Inc. | Q2 2024 Form 10-Q | 5

As of and for the Three Months Ended July 1, 2023	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
April 1, 2023	82.4	$82.4	$2,554.7	$(337.9)	$10.0	$2,309.2
Net income	—	—	108.2	—	0.7	108.9
Shares issued and activity from stock incentive plans	—	—	5.4	—	—	5.4
Share repurchases under repurchase plan	(0.3)	(0.3)	(30.2)	—	—	(30.5)
Shares withheld related to net share settlement of stock incentive plans	—	—	(0.1)	—	—	(0.1)
Dividends declared ($0.290 per share)	—	—	(24.0)	—	—	(24.0)
Dividends to noncontrolling interest	—	—	—	—	(0.1)	(0.1)
Net change in postretirement benefit plans, net of tax	—	—	—	(1.1)	—	(1.1)
Net foreign currency translation adjustment	—	—	—	(10.2)	—	(10.2)
Other	—	—	—	—	0.1	0.1
July 1, 2023	82.1	$82.1	$2,614.0	$(349.2)	$10.7	$2,357.6

As of and for the Six Months Ended July 1, 2023
December 31, 2022	82.7	$82.7	$2,509.7	$(344.3)	$9.3	$2,257.4
Net income	—	—	208.2	—	1.4	209.6
Shares issued and activity from stock incentive plans	0.2	0.2	10.3	—	—	10.5
Share repurchased under repurchase plan	(0.7)	(0.7)	(59.8)	—	—	(60.5)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(6.3)	—	—	(6.4)
Dividends declared ($0.580 per share)	—	—	(48.1)	—	—	(48.1)
Dividends to noncontrolling interest	—	—	—	—	(0.1)	(0.1)
Net change in postretirement benefit plans, net of tax	—	—	—	(0.7)	—	(0.7)
Net foreign currency translation adjustment	—	—	—	(4.2)	—	(4.2)
Other	—	—	—	—	0.1	0.1
July 1, 2023	82.1	$82.1	$2,614.0	$(349.2)	$10.7	$2,357.6
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Changes in Shareholders’ Equity.
ITT Inc. | Q2 2024 Form 10-Q | 6

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
Business Combination
On January 19, 2024, we completed the acquisition of Svanehøj Group A/S (Svanehøj) for a purchase price of $407.6, net of cash acquired. Subsequent to the acquisition, Svanehøj’s results are reported within our IP segment. Refer to Note 18, Acquisitions and Divestitures, for more information.
Divestiture of Wolverine Business
On July 22, 2024, the Company completed the sale of its Wolverine business to an unrelated third party for approximately $171.
The disposal group met the criteria for classification as held for sale in accordance with Accounting Standards Codification (ASC) 360, “Property, Plant, and Equipment”. Accordingly, we presented the assets and liabilities associated with the disposal group separately as held for sale within our Consolidated Balance Sheet for the period ended June 29, 2024.
The Company evaluates all disposal transactions to determine whether such disposal qualifies as discontinued operations in accordance with ASC 205-20, “Discontinued Operations”. We concluded that the divestiture does not qualify as a discontinued operation.
Refer to Note 18, Acquisitions and Divestitures, for more information.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, revenue recognition, unrecognized tax benefits, deferred tax valuation allowances, projected benefit obligations for postretirement plans, accounting for business combinations, goodwill and other intangible asset impairment testing, environmental liabilities and assets, allowance for credit losses, inventory valuation, and assets held for sale. Actual results could differ from these estimates.
ITT Inc. | Q2 2024 Form 10-Q | 7

ITT’s quarterly financial periods end on the Saturday that is closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. ITT’s second quarter for 2024 and 2023 ended on June 29, 2024 and July 1, 2023, respectively.
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
From time to time, the Financial Accounting Standards Board (FASB) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB's accounting standards are communicated through issuance of an Accounting Standards Update (ASU). The Company considers the applicability and impact of all ASUs on our business and financial results.
Recently issued accounting pronouncements not yet adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact that this guidance will have on the disclosures within our financial statements, and will adopt this ASU for the year ending December 31, 2024.
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
During 2024, there were no other new accounting standards issued, or that are pending issuance, which are expected to have a material impact on our consolidated condensed financial statements upon adoption.
ITT Inc. | Q2 2024 Form 10-Q | 8

NOTE 3
SEGMENT INFORMATION
The Company’s segments are reported on the same basis used by our Chief Executive Officer, who is also our CODM, for evaluating performance and for allocating resources. Our three reportable segments are referred to as Motion Technologies, Industrial Process, and Connect & Control Technologies.
Motion Technologies manufactures brake components and specialized sealing solutions, shock absorbers and damping technologies primarily for the global automotive and rail transportation markets.
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
The following table presents our revenue for each segment and reconciles our total segment revenue to total consolidated revenue.

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Motion Technologies	$384.5	$368.8	$776.9	$733.6
Industrial Process	330.7	293.6	664.6	560.1
Connect & Control Technologies	191.8	172.2	376.9	339.8
Total segment revenue	907.0	834.6	1,818.4	1,633.5
Eliminations	(1.1)	(0.7)	(1.9)	(1.7)
Total consolidated revenue	$905.9	$833.9	$1,816.5	$1,631.8
The following table presents our operating income for each segment and reconciles our total segment operating income to income from continuing operations before income tax.

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Motion Technologies	$71.2	$57.7	$141.8	$111.1
Industrial Process	65.8	66.4	129.6	121.7
Connect & Control Technologies	35.4	28.4	68.1	57.8
Total segment operating income	172.4	152.5	339.5	290.6
Other corporate costs	(13.4)	(10.5)	(31.3)	(24.3)
Interest and non-operating expense, net	(5.6)	(2.5)	(10.0)	(6.0)
Income from continuing operations before income tax	$153.4	$139.5	$298.2	$260.3
ITT Inc. | Q2 2024 Form 10-Q | 9

The following table presents our operating margin for each segment. Segment operating margin is calculated as segment operating income divided by segment revenue.

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Motion Technologies	18.5%	15.6%	18.3%	15.1%
Industrial Process	19.9%	22.6%	19.5%	21.7%
Connect & Control Technologies	18.5%	16.5%	18.1%	17.0%
The following table presents our total assets, capital expenditures, and depreciation & amortization expense for each segment.

As of and for the Six Months Ended	Total Assets		Capital Expenditures		Depreciation & Amortization
	June 29, 2024	December 31, 2023	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Motion Technologies	$1,359.4	$1,366.6	$34.4	$29.9	$31.3	$32.3
Industrial Process	1,844.8	1,323.2	10.8	7.1	23.0	11.1
Connect & Control Technologies	820.1	834.6	5.3	8.3	10.4	9.2
Corporate and Other	386.0	408.2	0.4	1.0	1.3	1.2
Total	$4,410.3	$3,932.6	$50.9	$46.3	$66.0	$53.8
NOTE 4
REVENUE
The following tables present our revenue disaggregated by end market.

For the Three Months Ended June 29, 2024	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$375.9	$—	$—	$—	$375.9
Chemical and industrial pumps	—	230.4	—	—	230.4
Energy	—	100.3	13.1	—	113.4
Aerospace and defense	2.0	—	114.7	—	116.7
General industrial	6.6	—	64.0	(1.1)	69.5
Total	$384.5	$330.7	$191.8	$(1.1)	$905.9

For the Six Months Ended June 29, 2024
Auto and rail	$759.8	$—	$—	$(0.1)	$759.7
Chemical and industrial pumps	—	449.3	—	—	449.3
Energy	—	215.3	26.5	—	241.8
Aerospace and defense	3.7	—	218.8	—	222.5
General industrial	13.4	—	131.6	(1.8)	143.2
Total	$776.9	$664.6	$376.9	$(1.9)	$1,816.5
ITT Inc. | Q2 2024 Form 10-Q | 10

For the Three Months Ended July 1, 2023
Auto and rail	$360.0	$—	$—	$—	$360.0
Chemical and industrial pumps	—	226.5	—	—	226.5
Energy	—	67.1	13.9	—	81.0
Aerospace and defense	2.0	—	94.1	—	96.1
General industrial	6.8	—	64.2	(0.7)	70.3
Total	$368.8	$293.6	$172.2	$(0.7)	$833.9

For the Six Months Ended July 1, 2023
Auto and rail	$716.0	$—	$—	$—	$716.0
Chemical and industrial pumps	—	444.5	—	—	444.5
Energy	—	115.6	24.1	—	139.7
Aerospace and defense	3.9	—	181.0	—	184.9
General industrial	13.7	—	134.7	(1.7)	146.7
Total	$733.6	$560.1	$339.8	$(1.7)	$1,631.8
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
The following table represents our net contract assets and liabilities.

As of the Period Ended	June 29, 2024	December 31, 2023
Current contract assets	$47.5	$25.8
Non-current contract assets	1.5	1.6
Current contract liabilities(a)	(137.1)	(95.9)
Non-current contract liabilities	(4.5)	(4.5)
Net contract liabilities	$(92.6)	$(73.0)
(a)The increase in current contract liabilities from December 31, 2023 to June 29, 2024 was primarily driven by the acquisition of Svanehøj. Refer to Note 18, Acquisitions and Divestitures, for further information.
During the three and six months ended June 29, 2024, we recognized revenue of $36.0 and $84.0 related to contract liabilities as of December 31, 2023, respectively. The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of June 29, 2024 was $1,423.1. Of this amount, we expect to recognize approximately $840 to $860 of revenue during the remainder of 2024.
ITT Inc. | Q2 2024 Form 10-Q | 11

NOTE 5
INCOME TAXES
The following table summarizes our income tax expense and effective tax rate (ETR).

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Income tax expense	$33.0	$30.6	$65.8	$50.7
Effective tax rate	21.5%	21.9%	22.1%	19.5%
The decrease in the ETR for the three months ended June 29, 2024 was due to the recognition of a U.S. federal deferred tax asset as part of a prior year acquisition. The increase in the ETR for the six months ended June 29, 2024 was due to prior year benefits of $16.3 from valuation allowance reversals on deferred tax assets in Germany and $4.9 from filing an amended 2017 consolidated federal tax return. These benefits were partially offset by a prior year expense of $14.1 relating to an Italian tax audit settlement covering tax years 2016-2022.
In October 2021, more than 135 countries and jurisdictions agreed to participate in a “two-pillar” international tax approach developed by the Organisation for Economic Co-operation and Development (OECD), which includes establishing a global minimum corporate tax rate of 15 percent. The OECD published Tax Challenges Arising from the Digitalisation of the Economy — Global Anti-Base Erosion Model Rules (Pillar Two) in December 2021 and subsequently issued additional commentary and administrative guidance clarifying several aspects of the model rules. Since the model rules have been released, many countries have now enacted Pillar Two-related laws, some of which became effective January 1, 2024, and it is anticipated that many more will follow suit throughout 2024. As of June 29, 2024, the Company does not expect Pillar Two taxes to have a significant impact on its 2024 financial statements.
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

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Basic weighted average common shares outstanding	82.0	82.4	82.1	82.5
Add: Dilutive impact of outstanding equity awards	0.4	0.2	0.4	0.3
Diluted weighted average common shares outstanding	82.4	82.6	82.5	82.8

Anti-dilutive shares(a)	0.1	0.2	0.1	0.2
(a)    Anti-dilutive shares related to equity stock unit awards excluded from the computation of diluted earnings per share.
ITT Inc. | Q2 2024 Form 10-Q | 12

NOTE 7
RECEIVABLES, NET
The following table summarizes our receivables and associated allowance for credit losses.

As of the Period Ended	June 29, 2024	December 31, 2023
Trade accounts receivable	$679.2	$641.3
Notes receivable	21.2	25.5
Other	20.0	22.6
Receivables, gross	720.4	689.4
Less: Allowance for credit losses	(14.1)	(14.2)
Receivables, net	$706.3	$675.2
The following table displays a rollforward of our total allowance for credit losses.

	June 29, 2024	July 1, 2023
Total allowance for credit losses - January 1	$14.2	$12.2
Charges to income	2.2	3.6
Write-offs	(2.2)	(0.4)
Foreign currency and other	(0.1)	0.7
Total allowance for credit losses - ending balance	$14.1	$16.1
NOTE 8
INVENTORIES
The following table summarizes our inventories.

As of the Period Ended	June 29, 2024	December 31, 2023
Raw materials	$354.9	$366.6
Work in process	112.1	111.8
Finished goods	97.3	97.0
Inventories	$564.3	$575.4
Government Assistance (ASU 2021-10)
ASU 2021-10 requires entities to provide information about the nature of transactions, related policies and effect of government grants on an entity’s financial statements. In particular, in Italy, to qualify for an energy subsidy a company must apply for and receive a certificate attesting that the company is an "energy and gas consuming company" (high energy consumption connected to the production cycle). The amount of subsidies granted is calculated based on a percentage of actual consumption, ranging from 25% to 40%. One of our Italian subsidiaries within our MT segment obtained this certificate and was granted energy subsidies from the Italian government beginning in April 2022. This program concluded in the second quarter of 2023. Accordingly, no energy subsidies were granted for the three or six months ended June 29, 2024. For the three and six months ended July 1, 2023, we recognized a benefit of $2.4 and $6.3, respectively, related to energy subsidies, which we recorded within Costs of revenue in our Consolidated Condensed Statements of Operations. There was no other material government assistance received by the Company or any of our subsidiaries during the periods.
ITT Inc. | Q2 2024 Form 10-Q | 13

NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS
The following table summarizes our other current and non-current assets.

As of the Period Ended	June 29, 2024	December 31, 2023
Advance payments and other prepaid expenses	$53.0	$55.3
Current contract assets, net	47.5	25.8
Prepaid income taxes	20.4	16.9
Other	16.4	19.9
Other current assets	$137.3	$117.9
Other employee benefit-related assets	$132.9	$128.6
Operating lease right-of-use assets	88.5	87.4
Deferred income taxes	75.6	76.0
Equity-method and other investments	47.4	46.6
Environmental-related assets	7.7	6.0
Capitalized software costs	5.7	7.9
Other	25.0	28.5
Other non-current assets	$382.8	$381.0

NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET
The following table summarizes our property, plant, and equipment, net of accumulated depreciation.

	Useful life (in years)	June 29, 2024	December 31, 2023
Machinery and equipment	2 - 10	$1,270.2	$1,317.9
Buildings and improvements	5 - 40	296.2	298.4
Furniture, fixtures and office equipment	3 - 7	75.6	83.7
Construction work in progress		82.2	78.1
Land and improvements		25.9	29.5
Other		1.9	1.7
Plant, property and equipment, gross		1,752.0	1,809.3
Less: Accumulated depreciation		(1,208.2)	(1,248.3)
Plant, property and equipment, net		$543.8	$561.0
The following table summarizes our depreciation expense.

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Depreciation expense	$22.0	$20.4	$44.3	$41.1

ITT Inc. | Q2 2024 Form 10-Q | 14

NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2023	$292.3	$403.0	$321.0	$1,016.3
Acquired(a)	—	215.4	—	215.4
Adjustments to purchase price allocations	—	—	0.6	0.6
Allocated to assets held for sale	(16.0)	—	—	(16.0)
Foreign exchange translation	(2.0)	(12.6)	(0.8)	(15.4)
Goodwill - June 29, 2024	$274.3	$605.8	$320.8	$1,200.9
(a)    Goodwill acquired for our Industrial Process segment is related to our acquisition of Svanehøj and represents the preliminary calculation of the excess purchase price over the net assets acquired. Refer to Note 18, Acquisitions and Divestitures, for further information.
Other Intangible Assets, Net
The following table summarizes our other intangible assets, net of accumulated amortization.

	June 29, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$245.0	$(83.7)	$161.3	$202.4	$(138.4)	$64.0
Proprietary technology	107.0	(20.7)	86.3	61.5	(32.5)	29.0
Patents and other	39.2	(24.3)	14.9	22.0	(17.5)	4.5
Finite-lived intangible total	391.2	(128.7)	262.5	285.9	(188.4)	97.5
Indefinite-lived intangibles	34.4	—	34.4	19.1	—	19.1
Other intangible assets	$425.6	$(128.7)	$296.9	$305.0	$(188.4)	$116.6
The preliminary fair values of intangible assets acquired in connection with the purchase of Svanehøj total $212.6 and consist of the following:

	Useful life (in years)	Fair value
Customer relationships	16	$107.0
Developed technology	17	65.0
Trade name	Indefinite	23.0
Backlog	1.25	17.0
Other	10	0.6
Total intangible assets acquired		$212.6
Refer to Note 18, Acquisitions and Divestitures, for further information.
ITT Inc. | Q2 2024 Form 10-Q | 15

The following table summarizes our amortization expense related to finite-lived intangible assets.

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Amortization expense	$8.5	$5.1	$18.1	$9.8
Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2024	$17.3
2025	27.0
2026	21.0
2027	19.1
2028	19.1
Thereafter	$159.0
NOTE 12
ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES
The following table summarizes our accrued liabilities and other non-current liabilities.

As of the Period Ended	June 29, 2024	December 31, 2023
Compensation and other employee-related benefits	$134.0	$165.5
Contract liabilities and other customer-related liabilities	176.7	133.6
Accrued income taxes and other tax-related liabilities	29.6	30.7
Operating lease liabilities	19.4	19.5
Accrued warranty costs	15.7	14.0
Environmental liabilities and other legal matters	5.6	5.8
Accrued restructuring costs	3.4	4.8
Other	39.2	39.2
Accrued and other current liabilities	$423.6	$413.1
Operating lease liabilities	$73.1	$72.3
Deferred income taxes and other tax-related liabilities	61.1	25.0
Environmental liabilities	50.0	52.0
Compensation and other employee-related benefits	37.5	38.0
Other	30.7	24.0
Other non-current liabilities	$252.4	$211.3
Supply Chain Financing
The Company has supply chain financing (SCF) programs in place under which participating suppliers may elect to obtain payment from an intermediary. The Company confirms the validity of invoices from participating suppliers and agrees to pay the intermediary an amount based on invoice totals. The majority of amounts payable under these programs are due within 90 to 180 days and are considered commercially reasonable. There are no assets pledged as security or other forms of guarantees provided for the committed payments. As of June 29, 2024 and December 31, 2023, there were $19.6 and $19.7, respectively, of outstanding amounts payable to suppliers who have elected to participate in these SCF programs. These amounts were recorded within Accounts payable in our Consolidated Condensed Balance Sheets.

ITT Inc. | Q2 2024 Form 10-Q | 16

NOTE 13
DEBT
The following table summarizes our outstanding debt obligations.

As of the Period Ended	June 29, 2024	December 31, 2023
Commercial paper(a)	$354.6	$184.9
Current maturities of long-term debt	2.2	2.3
Short-term loans	0.7	0.5
Total short-term borrowings	357.5	187.7
Non-current maturities of long-term debt(b)	190.0	5.7
Total debt and finance leases	$547.5	$193.4
(a)    The associated weighted average interest rates as of June 29, 2024 and December 31, 2023 were 5.60% and 5.61%, respectively. Outstanding commercial paper for both periods had maturity terms less than three months from the date of issuance.
(b) Our long-term debt is primarily related to a term loan that we entered into in January 2024 in connection with the acquisition of Svanehøj. See additional details in section titled, “Term Loan”, below.
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
On May 10, 2023, we entered into the First Amendment (the Amendment) to the Company’s 2021 Revolving Credit Agreement. In connection with the phase out of LIBOR as a reference interest rate, the Amendment replaced LIBOR as a benchmark for United States Dollar revolving borrowings with the term secured overnight financing rate (Term SOFR), and replaced LIBOR as a benchmark for Euro swing line borrowings with the euro overnight short-term rate (ESTR). The Amendment did not have a significant impact on the Company’s consolidated condensed financial statements.
Since the Amendment, the interest rate per annum on the 2021 Revolving Credit Agreement is based on the term SOFR of the currency we borrow in, plus a margin of 1.1%. As of June 29, 2024 and December 31, 2023, we had no outstanding borrowings under the 2021 Revolving Credit Agreement. There is a 0.15% fee per annum applicable to the commitments under the 2021 Revolving Credit Agreement. The margin and fees are subject to adjustment should the Company’s credit ratings change.
As of June 29, 2024 and December 31, 2023, we had no outstanding obligations under the 2021 Revolving Credit Agreement.
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
As of June 29, 2024, all financial covenants (e.g., leverage ratio) associated with the 2021 Revolving Credit Agreement were within the prescribed thresholds.
ITT Inc. | Q2 2024 Form 10-Q | 17

Term Loan
On January 12, 2024, ITT Italia S.r.l. (ITT Italia), an indirect wholly owned subsidiary of ITT, entered into a facility agreement (the ITT Italia Credit Agreement), among the Company, as a guarantor, ITT Italia, as borrower, and BNP Paribas, Italian Branch, as bookrunner, sole underwriter and global coordinator, mandated lead arranger and agent.
The ITT Italia Credit Agreement has an initial maturity of three years (January 2027) and provides for term loan borrowings in an aggregate principal amount of €300 (or $328.9), €275 (or $301.5) of which was used to finance the Company’s acquisition of Svanehøj, which closed on January 19, 2024. Debt issuance costs were $1.8 and will be amortized over the term of the debt.
The interest rate per annum on the ITT Italia Credit Agreement is based on the EURIBOR rate for Euros, plus a margin of 1.00%. The margin and fees are subject to adjustment should the Company’s credit ratings change.
The ITT Italia Credit Agreement contains customary affirmative and negative covenants, as well as financial covenants (e.g., leverage ratio), that are similar to those contained in our 2021 Revolving Credit Agreement, as described above. As of June 29, 2024, the Company was in compliance with all covenants.
Total outstanding borrowings under the facility were €175, or $187.2, as of June 29, 2024. The following table provides the future maturities related to the outstanding balance as of June 29, 2024.

2024	$—
2025	—
2026	—
January 2027	187.2
Total maturities	$187.2

NOTE 14
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses in our Consolidated Condensed Statements of Operations. The following table summarizes our LTIP costs.

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Equity-based awards	$6.7	$5.4	$13.7	$10.1
Liability-based awards	0.6	—	1.3	0.8
Total share-based compensation expense	$7.3	$5.4	$15.0	$10.9
As of June 29, 2024, there was $44.6 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.0 years. Additionally, unrecognized compensation cost related to liability-based awards was $4.1, which is expected to be recognized ratably over a weighted-average period of 2.1 years.
Year-to-Date 2024 LTIP Activity (Equity-based Awards)
The majority of our LTIP awards are granted during the first quarter of each year and have three-year service periods. These awards either vest equally each year or at the completion of the three-year service period. During the six months ended June 29, 2024, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.1	$128.05
Performance stock units (PSUs)	0.1	$147.06
ITT Inc. | Q2 2024 Form 10-Q | 18

During the six months ended June 29, 2024 and July 1, 2023, a nominal amount of non-qualified stock options were exercised resulting in proceeds of $0.2 and $0.4, respectively. During the six months ended June 29, 2024 and July 1, 2023, RSUs of 0.1 and 0.1, respectively, vested and were issued. During the six months ended June 29, 2024 and July 1, 2023, PSUs of 0.1 and 0.1 that vested on December 31, 2023 and 2022, respectively, were issued.
NOTE 15
CAPITAL STOCK
On October 30, 2019, the Board of Directors approved an indefinite term $500 open-market share repurchase program (the 2019 Plan). On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan).
During the three and six months ended June 29, 2024, the Company repurchased and retired 0.6 shares for $79.0. During the three and six months ended July 1, 2023, the Company repurchased and retired 0.3 shares for $30.0 and 0.7 shares for $60.0, respectively. The repurchases the Company made during the second quarter of 2024 exhausted the remaining capacity under the 2019 Plan. As of June 29, 2024, there was $1,000 of remaining authorization left under the 2023 Plan.
Separate from the open-market share repurchase program, the Company withholds shares of common stock in settlement of employee tax withholding obligations due upon the vesting of equity-based compensation awards. During the three and six months ended June 29, 2024, the Company withheld a nominal number of shares and 0.1 shares for $0.3 and $12.8, respectively. During the three and six months ended July 1, 2023, the Company withheld a nominal number of shares and 0.1 shares for $0.2 and $6.4, respectively.
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
ITT Inc. | Q2 2024 Form 10-Q | 19

The following table provides a rollforward of our estimated environmental liability.

For the Six Months Ended	June 29, 2024	July 1, 2023
Environmental liability - beginning balance	$56.0	$57.1
Change in estimates for pre-existing accruals	0.3	0.7
Payments	(2.3)	(2.3)
Foreign currency	—	0.1
Environmental liability - ending balance	$54.0	$55.6
Environmental-related assets, including estimated recoveries from insurance providers and other third parties, were $8.2 and $10.0 as of June 29, 2024 and December 31, 2023, respectively.
The following table illustrates the reasonably possible high range of estimated liability and number of active sites.

As of the Period Ended	June 29, 2024	December 31, 2023
High-end estimate of environmental liability	$94.9	$98.2
Number of open environmental sites	26	26
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
Foreign Currency Derivative Contracts
The Company enters into foreign currency forward or option contracts to mitigate foreign currency risk associated with transacting with international customers, suppliers, and subsidiaries. The notional amounts and fair values of our outstanding foreign currency derivative contracts, which are recorded within Other current assets in our Consolidated Condensed Balance Sheets, were as follows:

As of the Period Ended	June 29, 2024	December 31, 2023
Notional amount (U.S. dollar equivalent)	$94.4	$258.4
Fair value of foreign currency derivative contracts(a)	$3.2	$3.8
(a)    Our foreign currency derivative contracts are classified within Level 2 of the fair value hierarchy because these contracts are not actively traded and the valuation inputs are based on market observable data of similar instruments.
ITT Inc. | Q2 2024 Form 10-Q | 20

Gains or losses arising from changes in fair value of our foreign currency derivative contracts are recorded within General and administrative expenses in our Consolidated Condensed Statements of Operations, and were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Loss on foreign currency derivative contracts(b)	$(1.2)	$(2.1)	$(3.4)	$(3.2)
(b)    None of our derivative contracts were designated as hedging instruments under ASC 815 - Derivatives & Hedging.
The cash flow impact upon settlement of our foreign currency derivative contracts is included in operating activities in our Consolidated Condensed Statements of Cash Flows. During the six months ended June 29, 2024 and July 1, 2023, net cash (outflows)/inflows from foreign currency derivative contracts were $(3.5) and $4.8, respectively.
ITT Inc. | Q2 2024 Form 10-Q | 21

NOTE 18
ACQUISITIONS AND DIVESTITURES
Acquisition of Svanehøj Group A/S (Svanehøj)
On January 19, 2024, the Company completed the acquisition of 100% of the privately held stock of Svanehøj for a purchase price of $407.6, net of cash acquired of $28.0. Svanehøj is a Denmark-based supplier of pumps and related aftermarket services with leading positions in cryogenic applications for the marine sector. Svanehøj’s results are reported within our IP segment. Svanehøj employs approximately 400 employees and has operations in Denmark, Singapore and France. Svanehøj had sales of approximately $148 in 2023.
The primary areas of the purchase price allocations that are not yet finalized relate to the valuation of certain tangible and intangible assets, liabilities, income tax, and residual goodwill, which represents the excess of the purchase price over the fair value of the net tangible and other intangible assets acquired. The Company expects to obtain the information necessary to finalize the fair value of the net assets and liabilities during the measurement period, not to exceed one year from respective the acquisition date. Changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period they occur.
Acquisition of Micro-Mode Products, Inc. (Micro-Mode)
On May 2, 2023, the Company completed the acquisition of 100% of the privately held stock of Micro-Mode for a purchase price of $79.0, net of cash acquired. Micro-Mode is a specialty designer and manufacturer of high-bandwidth radio frequency (RF) connectors for harsh environment defense and space applications. Micro-Mode has a single manufacturing site near San Diego, California. Subsequent to the acquisition, Micro-Mode’s results are reported within our CCT segment.
As of June 29, 2024, the allocation of the purchase price to the assets acquired and liabilities assumed was finalized related to our acquisition of Micro-Mode.
The assets acquired and liabilities assumed for both our Svanehøj and Micro-Mode acquisitions were recorded at fair value and are shown in the table below.

Allocation of Purchase Price	Micro-Mode (Final)	Svanehoj (Preliminary)
Receivables	$2.7	$22.4
Inventory	5.3	39.8
Plant, property and equipment	6.1	19.1
Goodwill(a)	44.9	215.4
Other intangible assets	28.7	212.6
Other assets	0.2	9.0
Accounts payable and accrued liabilities	(2.6)	(28.0)
Other liabilities	(6.3)	(52.9)
Contract liabilities	—	(29.8)
Net assets acquired	$79.0	$407.6
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
ITT Inc. | Q2 2024 Form 10-Q | 22

Subsequent Event - Divestiture of Wolverine Business
On July 22, 2024, the Company completed the sale of its Wolverine business to an unrelated third party for approximately $171. Wolverine was part of the Company’s Motion Technologies segment.
The disposal group met the criteria for classification as held for sale within the Consolidated Balance Sheet as of the period ended June 29, 2024. The following table presents the carrying amounts of the major classes of assets and liabilities that were classified as held for sale:

As of the Period Ended	June 29, 2024
Assets held for sale
Current assets held for sale:
Cash and cash equivalents	$14.9
Receivables, net	32.7
Inventories	44.5
Other current assets	0.4
Total current assets held for sale	92.5
Non-current assets held for sale:
Plant, property and equipment, net	26.1
Goodwill	16.0
Other intangible assets, net	9.4
Other non-current assets	8.5
Total non-current assets held for sale	60.0
Total assets held for sale	$152.5
Liabilities held for sale
Current liabilities held for sale:
Accounts payable	$22.3
Accrued and other current liabilities	7.1
Total current liabilities held for sale	29.4
Non-current liabilities held for sale:
Postretirement benefits	2.3
Other non-current liabilities	3.2
Total non-current liabilities held for sale	5.5
Total liabilities held for sale	$34.9

Subsequent Event - Acquisition of kSARIA Business
On July 30, 2024, the Company entered into a definitive agreement to acquire 100% of the outstanding shares of privately held kSARIA Parent, Inc., the parent corporation of kSARIA Holding Corporation (kSARIA), for a purchase price of approximately $475, subject to customary closing adjustments. The acquisition is expected to close during the third quarter of 2024, subject to the satisfaction of the closing conditions set forth in the definitive agreement. kSARIA is a leading manufacturer of mission-critical connectivity solutions primarily for the aerospace and defense market. kSARIA is headquartered in New Hampshire, with operations across the U.S. and Mexico and has approximately 1,000 employees. kSARIA and its acquired subsidiaries generated sales of approximately $175 in 2023. Upon closing of the transaction, kSARIA will become part of our CCT segment.
ITT Inc. | Q2 2024 Form 10-Q | 23

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
Our product and service offerings are organized into three reportable segments: Motion Technologies (MT), Industrial Process (IP), and Connect & Control Technologies (CCT). See Note 3, Segment Information, to the Consolidated Condensed Financial Statements for a summary description of each segment. Additional information is also available in our 2023 Annual Report within Part I, Item 1, “Description of Business.”
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three and six months ended July 1, 2023, unless stated otherwise.
Macroeconomic Conditions
During the second quarter of 2024, there has been continued uncertainty in the global economy, which has been, and will continue to be, influenced by a number of external factors, which are described below.
Israel-Hamas Conflict
Throughout 2024, the Israel-Hamas conflict, which escalated in October 2023, has been ongoing. Our operations in Israel are limited to Habonim Industrial Valves and Actuators Ltd. (Habonim), which we acquired in April 2022 and is part of our IP segment. While there has been no material impact on our business to date, further escalation of this conflict, or an escalation of the conflict between Israel and Hezbollah in southern Lebanon, could result in supply chain disruptions, inflation, workforce disruptions, demand fluctuations, or the inability to fulfill customer requests in the region. We are closely monitoring this developing situation, and are unable to reasonably estimate any future impacts on our business and financial results at this time.
ITT Inc. | Q2 2024 Form 10-Q | 24

Inflationary Pressures
Since 2020, the cost of energy and of raw materials we use in our production processes, including commodities such as steel, oil, copper, and tin, have significantly increased. The rising prices are mainly a result of supply chain disruptions primarily caused by the COVID-19 pandemic and the ongoing Russia-Ukraine and Israel-Hamas conflicts.
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
ITT Inc. | Q2 2024 Form 10-Q | 25

EXECUTIVE SUMMARY
The following table provides a summary of key performance indicators for the second quarter of 2024 as compared to the second quarter of 2023.

Revenue	Operating Income	Operating Margin	EPS
$906	$159	17.6%	$1.45
9% Increase	12% Increase	60 bps	11% Increase
Organic Revenue*	Adjusted Operating Income*	Adjusted Operating Margin*	Adjusted EPS*
$884	$163	18.0%	$1.49
6% Increase	15% Increase	100 bps	12% Increase
*Represents a non-GAAP financial measure
Further details related to these results are contained elsewhere in the Discussion of Financial Results section. Refer to the section titled “Key Performance Indicators and Non-GAAP Measures” for definitions and reconciliations between GAAP and non-GAAP metrics, including organic revenue, adjusted operating income, adjusted operating margin, and adjusted EPS.
Our second quarter 2024 results are summarized below:
•Revenue of $905.9 increased by $72.0 due to higher sales volume, particularly within MT’s Friction original equipment (OE) and KONI businesses, CCT’s connectors and components businesses, and IP’s aftermarket business. In addition, the acquisitions of Svanehøj and Micro-Mode contributed $35.0 to total revenue growth. The increase in revenue during the period was partially offset by unfavorable foreign currency translation of $12.6.
•Operating income of $159.0 increased by $17.0 due to higher sales volume and productivity savings. The increase in operating income was partially offset by higher material, labor and overhead costs, stemming from continued supply chain challenges and cost inflation, higher strategic growth investments, and one-time prior period benefits of $7.2 and $3.7, respectively, related to the sale of a product line and the recovery of lease termination costs.
•Income from continuing operations was $1.45 per diluted share, an increase of $0.14 as compared to the prior year, primarily due to higher operating income, as discussed above. Adjusted income from continuing operations was $1.49 per diluted share, an increase of $0.16 as compared to the prior year.
ITT Inc. | Q2 2024 Form 10-Q | 26

DISCUSSION OF FINANCIAL RESULTS

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Change		June 29, 2024	July 1, 2023	Change
Revenue	$905.9	$833.9	8.6%		$1,816.5	$1,631.8	11.3%
Gross profit	316.1	280.0	12.9%		616.9	541.9	13.8%
Operating expenses	157.1	138.0	13.8%		308.7	275.6	12.0%
Operating income	159.0	142.0	12.0%		308.2	266.3	15.7%
Interest and non-operating expenses, net	5.6	2.5	124.0%		10.0	6.0	66.7%
Income tax expense	33.0	30.6	7.8%		65.8	50.7	29.8%
Net income attributable to ITT Inc.	$119.2	$108.2	10.2%		$230.2	$208.2	10.6%

Gross margin	34.9%	33.6%	130	bps	34.0%	33.2%	80	bps
Operating expense to revenue ratio	17.3%	16.5%	80	bps	17.0%	16.9%	10	bps
Operating margin	17.6%	17.0%	60	bps	17.0%	16.3%	70	bps
Effective tax rate	21.5%	21.9%	(40)	bps	22.1%	19.5%	260	bps

REVENUE
The following table illustrates the revenue derived from each of our segments.

For the Three Months Ended	June 29, 2024	July 1, 2023	Change	Organic Growth(a)
Motion Technologies	$384.5	$368.8	4.3%	6.3%
Industrial Process	330.7	293.6	12.6%	2.6%
Connect & Control Technologies	191.8	172.2	11.4%	11.1%
Eliminations	(1.1)	(0.7)
Total Revenue	$905.9	$833.9	8.6%	6.0%

For the Six Months Ended	June 29, 2024	July 1, 2023	Change	Organic Growth(a)
Motion Technologies	$776.9	$733.6	5.9%	7.3%
Industrial Process	664.6	560.1	18.7%	7.3%
Connect & Control Technologies	376.9	339.8	10.9%	9.2%
Eliminations	(1.9)	(1.7)
Total Revenue	$1,816.5	$1,631.8	11.3%	7.7%
(a)See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Motion Technologies
MT revenue for the three and six months ended June 29, 2024 increased by $15.7 and $43.3, respectively. The increases in both periods were primarily driven by higher sales volume in our Friction OE business of 5% and 7%, respectively, and in our KONI business of 18% and 15%, respectively. The increases during the three and six month periods were partially offset by unfavorable foreign currency translation of $7.6 and $9.9, respectively. Excluding the impact of foreign currency translation, organic revenue during the three and six month periods increased by $23.3 and $53.2, respectively.
In July 2024, the Company completed the sale of its Wolverine business to an unrelated third party. Wolverine generated approximately $158 of revenue in 2023.
ITT Inc. | Q2 2024 Form 10-Q | 27

Industrial Process
IP revenue for the three and six months ended June 29, 2024 increased by $37.1 and $104.5, respectively, primarily driven by the acquisition of Svanehøj, which occurred in January 2024 and contributed $33.4 and $69.2, respectively, to total revenue growth. In addition, both periods benefited from higher sales volume and pricing actions. The three month period saw growth in our aftermarket business of 7%, which was primarily attributable to the general industrial and energy markets. The six month period saw growth in pump projects of 26%, primarily attributable to the energy market. The increases in revenue during the three and six month periods were partially offset by unfavorable foreign currency translation of $3.9 and $5.7, respectively. Excluding the impacts from the acquisition and foreign currency translation, organic revenue for the three and six month periods increased by $7.6 and $41.0, respectively.
Connect & Control Technologies
CCT revenue for the three and six months ended June 29, 2024 increased by $19.6 and $37.1, respectively, primarily driven by higher sales volume and pricing actions. Both periods saw growth in connector sales of 16% and 12%, respectively, and component sales of 6% and 10%, respectively, particularly within the aerospace and defense markets. In addition, the acquisition of Micro-Mode, which occurred in May 2023, contributed $1.6 and $7.2, respectively, to total revenue growth. The increases in revenue during both periods were partially offset by unfavorable foreign currency translation of $1.2 and $1.3, respectively. Excluding the impacts from the acquisition and foreign currency translation, organic revenue for the three and six month periods increased by $19.2 and $31.2, respectively.
GROSS PROFIT
Gross profit for the three months ended June 29, 2024 and July 1, 2023 was $316.1 and $280.0, respectively, reflecting gross margins of 34.9% and 33.6%, respectively. Gross profit for the six months ended June 29, 2024 and July 1, 2023 was $616.9 and $541.9, respectively, reflecting gross margins of 34.0% and 33.2%, respectively. The increases in gross profit and margin for both periods were primarily driven by increases in revenue, as described above, and productivity savings. The increases in gross profit and margin were partially offset by increases in material, labor and overhead costs, which were driven by inflationary pressures as discussed above. See section titled, “Macroeconomic Conditions”, for further information.
OPERATING EXPENSES
The following table summarizes our operating expenses, including by segment.

	Three Months Ended			Six Months Ended
	June 29, 2024	July 1, 2023	Change	June 29, 2024	July 1, 2023	Change
General and administrative expenses	$76.8	$68.4	12.3%	$148.3	$136.7	8.5%
Sales and marketing expenses	50.6	43.9	15.3%	100.7	86.8	16.0%
Research and development expenses	29.7	25.7	15.6%	59.7	52.1	14.6%
Total operating expenses	$157.1	$138.0	13.8%	$308.7	$275.6	12.0%
Total operating expenses by segment:
Motion Technologies	$44.5	$42.6	4.5%	$88.9	$86.4	2.9%
Industrial Process	62.8	53.1	18.3%	118.5	101.7	16.5%
Connect & Control Technologies	36.5	31.7	15.1%	70.2	63.1	11.3%
Corporate & Other	13.3	10.6	25.5%	31.1	24.4	27.5%
General and administrative (G&A) expenses increased $8.4 and $11.6 for the three and six months ended June 29, 2024, respectively. The increases in both periods were primarily driven by higher restructuring, personnel, and incentive-based compensation costs and the additions of Svanehøj and Micro-Mode in January 2024 and May 2023, respectively. The increases in both periods were partially offset by favorable foreign currency impacts and lower bad debt expense.
Sales and marketing expenses increased $6.7 and $13.9 for the three and six months ended June 29, 2024, respectively, primarily driven by higher personnel costs and the additions of Svanehøj and Micro-Mode.
ITT Inc. | Q2 2024 Form 10-Q | 28

Research and development expenses increased $4.0 and $7.6 for the three and six months ended June 29, 2024, respectively, primarily driven by higher personnel costs and continued strategic investments to support innovation and new product development.
OPERATING INCOME
The following table summarizes our operating income and margin by segment.

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Change		June 29, 2024	July 1, 2023	Change
Motion Technologies	$71.2	$57.7	23.4%		$141.8	$111.1	27.6%
Industrial Process	65.8	66.4	(0.9)%		129.6	121.7	6.5%
Connect & Control Technologies	35.4	28.4	24.6%		68.1	57.8	17.8%
Corporate and Other	(13.4)	(10.5)	27.6%		(31.3)	(24.3)	28.8%
Total operating income	$159.0	$142.0	12.0%		$308.2	$266.3	15.7%
Operating margin:
Motion Technologies	18.5%	15.6%	290	bps	18.3%	15.1%	320	bps
Industrial Process	19.9%	22.6%	(270)	bps	19.5%	21.7%	(220)	bps
Connect & Control Technologies	18.5%	16.5%	200	bps	18.1%	17.0%	110	bps
Consolidated operating margin	17.6%	17.0%	60	bps	17.0%	16.3%	70	bps
MT operating income for the three and six months ended June 29, 2024 increased $13.5 and $30.7, respectively, primarily due to higher revenue, as discussed above, productivity savings, and lower raw material costs. The increases during both periods were partially offset by unfavorable sales mix and higher labor costs.
IP operating income for the three and six months ended June 29, 2024 decreased $0.6 and increased $7.9, respectively. The decrease in the three-month period was primarily driven by higher material, labor, overhead, and restructuring costs, and M&A costs related to the acquisition of Svanehøj. This decrease was partially offset by higher revenue, as discussed above. The increase in the six-month period was primarily driven by higher revenue, as discussed above, and productivity savings. This increase was partially offset by higher material, labor, overhead, and M&A costs and unfavorable sales mix.
CCT operating income for the three and six months ended June 29, 2024 increased $7.0 and $10.3 primarily driven by higher revenue, as discussed above, and productivity savings. The increases during both periods were partially offset by a prior year gain of $7.2 from the sale of a product line, higher material costs, and unfavorable foreign currency translation impacts.
Other corporate costs for the three and six months ended June 29, 2024 increased $2.9 and $7.0, respectively. The increase in the six-month period was primarily driven by a one-time benefit of $3.7 in the prior year period related to the recovery of lease termination costs and higher personnel-related costs.
ITT Inc. | Q2 2024 Form 10-Q | 29

INTEREST AND NON-OPERATING EXPENSES, NET
The following table summarizes our interest and non-operating income and expenses.

	Three Months Ended			Six Months Ended
	June 29, 2024	July 1, 2023	Change	June 29, 2024	July 1, 2023	Change
Interest expense	$7.4	$4.5	64.4%	$15.1	$11.2	34.8%
Interest income	(1.6)	(2.0)	(20.0)%	(3.4)	(4.6)	(26.1)%
Miscellaneous income, net	—	(0.1)	(100.0)%	(1.5)	(0.9)	66.7%
Non-operating postretirement (income) expense, net	(0.2)	0.1	300.0%	(0.2)	0.3	166.7%
Total interest and non-operating expenses, net	$5.6	$2.5	124.0%	$10.0	$6.0	66.7%
The increase in total interest and non-operating expenses, net for the three and six months ended June 29, 2024 was primarily driven by an increase in interest expense due to higher average outstanding long-term debt in connection with our acquisition of Svanehøj.
INCOME TAX EXPENSE
The following table summarizes our income tax expense and effective tax rate (ETR).

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Change		June 29, 2024	July 1, 2023	Change
Income tax expense	$33.0	$30.6	7.8%		$65.8	$50.7	29.8%
Effective tax rate	21.5%	21.9%	(40)	bps	22.1%	19.5%	260	bps
The decrease in the ETR for the three months ended June 29, 2024 was due to the recognition of a U.S. federal deferred tax asset as part of a prior year acquisition. The increase in the ETR for the six months ended June 29, 2024 was due to prior year benefits of $16.3 from valuation allowance reversals on deferred tax assets in Germany and $4.9 from filing an amended 2017 consolidated federal tax return. These benefits were partially offset by a prior year expense of $14.1 relating to an Italian tax audit settlement covering tax years 2016-2022.
In October 2021, more than 135 countries and jurisdictions agreed to participate in a “two-pillar” international tax approach developed by the Organisation for Economic Co-operation and Development (OECD), which includes establishing a global minimum corporate tax rate of 15 percent. The OECD published Tax Challenges Arising from the Digitalisation of the Economy — Global Anti-Base Erosion Model Rules (Pillar Two) in December 2021 and subsequently issued additional commentary and administrative guidance clarifying several aspects of the model rules. Since the model rules have been released, many countries have now enacted Pillar Two-related laws, some of which became effective January 1, 2024, and it is anticipated that many more will follow suit throughout 2024. As of June 29, 2024, the Company does not expect Pillar Two taxes to have a significant impact on its 2024 financial statements.
See Note 5, Income Taxes, to the Consolidated Condensed Financial Statements for further information.

ITT Inc. | Q2 2024 Form 10-Q | 30

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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We support our growth and expansion in markets outside of the U.S. through the enhancement of existing products and development of new products, increased capital spending, and potential foreign acquisitions. We look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We transfer cash between certain international subsidiaries and the U.S. when it is cost effective to do so. During the six months ended June 29, 2024, we had net cash distributions from foreign countries to the U.S. of $87.9. During the year ended December 31, 2023, we had net cash distributions from foreign countries to the U.S. of $357.5. The timing and amount of any additional future distributions will be evaluated based on our jurisdictional cash needs.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, several factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, we cannot provide any assurance as to what level of dividends, if any, will be paid in the future. In the second quarter of 2024, we declared a dividend of $0.319 per share for shareholders of record on June 3, 2024, which was a 10% increase from the quarterly dividends of $0.29 that were declared in 2023. Dividend payments during the six months ended June 29, 2024 amounted to $52.6.
From time to time, the Company may repurchase shares of its stock on the open market. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including remaining authorization under existing Board-approved share repurchase programs, the Company’s stock price, restrictions under the Company’s debt obligations, other uses for capital, the dilutive impact of shares issued during the period related to the Company’s long-term incentive plans, impacts on the value of remaining shares, and market and economic conditions. During the six months ended June 29, 2024, we spent $79.0 on open-market share repurchases under our share repurchase programs. During the six months ended July 1, 2023, we spent $60.0 on open-market share repurchases under our share repurchase programs. All repurchased shares are retired immediately following the repurchases. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. to supplement cash flows generated internally and to provide additional short-term funding.
The following table presents our outstanding commercial paper borrowings.

	June 29, 2024	December 31, 2023
Commercial Paper Outstanding - U.S. Program	$354.6	$184.9
From December 31, 2023 to June 29, 2024, we increased our borrowings under the U.S. commercial paper program to partially finance the acquisition of Svanehøj. See Note 13, Debt, to the Consolidated Condensed Financial Statements for further information.
All outstanding commercial paper for both periods had maturity terms of less than three months from the date of issuance.
ITT Inc. | Q2 2024 Form 10-Q | 31

Revolving Credit Agreement
On August 5, 2021, we entered into a revolving credit facility agreement with a syndicate of third party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, and (ii) letters of credit for a face amount of up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments by a minimum aggregate amount of $10 or any whole multiple of $1 in excess thereof. Borrowings under the credit facility are available in U.S. dollars, Euros, British pound sterling or any other currency that may be requested by us, subject to the approval of the administrative agent and each lender. We are permitted to request that lenders increase the commitments under the facility by up to $350 for a maximum aggregate principal amount of $1,050; however, this is subject to certain conditions and therefore may not be available to us. As of June 29, 2024 and December 31, 2023, we had no outstanding borrowings under the 2021 Revolving Credit Agreement. See Note 13, Debt, to the Consolidated Condensed Financial Statements for further information.
Term Loan
On January 12, 2024, ITT Italia S.r.l. (ITT Italia), an indirect wholly owned subsidiary of ITT, entered into a facility agreement (the ITT Italia Credit Agreement), among the Company, as a guarantor, ITT Italia, as borrower, and BNP Paribas, Italian Branch, as bookrunner, sole underwriter and global coordinator, mandated lead arranger and agent.
The ITT Italia Credit Agreement has an initial maturity of three years and provides for term loan borrowings in an aggregate principal amount of €300 million (or $328.9), €275 million (or $301.5) of which have been used to finance the Company’s acquisition of Svanehøj, which closed on January 19, 2024. Total outstanding borrowings under the facility were €175 million, or $187.2, as of June 29, 2024. See Note 13, Debt, to the Consolidated Condensed Financial Statements for further information.
On July 22, 2024, the Company completed the sale of its Wolverine business to an unrelated third party for approximately $171. Proceeds from the sale are expected to be used to pay down the outstanding balance on the ITT Italia Credit Agreement.
Subsequent Event
On July 30, 2024, the Company entered into a definitive agreement to acquire kSARIA Parent, Inc., the parent corporation of kSARIA Holding Corporation (kSARIA) for a purchase price of approximately $475, subject to customary closing adjustments. The acquisition is expected to close during the third quarter of 2024. In order to finance the acquisition of kSARIA, the Company expects to borrow under a new term loan credit facility in the third quarter of 2024.

ITT Inc. | Q2 2024 Form 10-Q | 32

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

For the Six Months Ended	June 29, 2024	July 1, 2023
Operating activities	$215.5	$197.8
Investing activities	(460.6)	(119.8)
Financing activities	213.8	(176.3)
Foreign exchange	(17.2)	(0.4)
Total net cash from continuing operations	(48.5)	(98.7)
Net cash from discontinued operations	(0.1)	(0.2)
Net change in cash and cash equivalents	$(48.6)	$(98.9)
Operating Activities
The increase in net cash from operating activities of $17.7 was primarily due to an increase in segment operating income and improved inventory management, which was partially offset by higher incentive compensation payments in the current period.
Investing Activities
The decrease in net cash from investing activities of $340.8 was mainly driven by the acquisition of Svanehøj. Refer to Note 18, Acquisitions and Divestitures, to the Consolidated Condensed Financial Statements for further information.
Financing Activities
The increase in net cash from financing activities of $390.1 was mainly driven by an increase in commercial paper borrowings and long-term debt to finance the acquisition of Svanehøj. Refer to Note 13, Debt, to the Consolidated Condensed Financial Statements for further information. The increase was partially offset by an increase in open-market share repurchase activity. Refer to Note 15, Capital Stock, to the Consolidated Condensed Financial Statements for further information.
ITT Inc. | Q2 2024 Form 10-Q | 33

KEY PERFORMANCE INDICATORS AND NON-GAAP MEASURES
Management reviews a variety of key performance indicators including revenue, operating income and margin, and earnings per share. In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations and management of assets from period to period. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, acquisitions, dividends, and share repurchases. Some of these metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators for purposes of our reconciliation tables.
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
Reconciliations of revenue to organic revenue for the three and six months ended June 29, 2024 are provided below.

Three Months Ended June 29, 2024	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2024 Revenue	$384.5	$330.7	$191.8	$(1.1)	$905.9
Less: Acquisitions	—	33.4	1.6	—	35.0
Less: Foreign currency translation	(7.6)	(3.9)	(1.2)	0.1	(12.6)
2024 Organic revenue	$392.1	$301.2	$191.4	$(1.2)	$883.5
2023 Revenue	$368.8	$293.6	$172.2	$(0.7)	$833.9
Organic growth	$23.3	$7.6	$19.2	$(0.5)	$49.6
Percentage change	6.3%	2.6%	11.1%		6.0%

Six Months Ended June 29, 2024
2024 Revenue	$776.9	$664.6	$376.9	$(1.9)	$1,816.5
Less: Acquisitions	—	69.2	7.2	(0.1)	76.3
Less: Foreign currency translation	(9.9)	(5.7)	(1.3)	—	(16.9)
2024 Organic revenue	$786.8	$601.1	$371.0	$(1.8)	$1,757.1
2023 Revenue	$733.6	$560.1	$339.8	$(1.7)	$1,631.8
Organic growth	$53.2	$41.0	$31.2	$(0.1)	$125.3
Percentage change	7.3%	7.3%	9.2%		7.7%

ITT Inc. | Q2 2024 Form 10-Q | 34

•“Adjusted operating income (loss)” is defined as operating income (loss), adjusted to exclude special items that include, but are not limited to, restructuring, certain asset impairment charges, certain acquisition- and divestiture-related impacts and unusual or infrequent operating items. Special items represent charges or credits that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. “Adjusted operating margin” is defined as adjusted operating income (loss) divided by revenue. We believe that these financial measures are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as evaluating operating performance in relation to our competitors.
Reconciliations of operating income (loss) to adjusted operating income (loss) for the three and six months ended June 29, 2024 and July 1, 2023 are provided below.

Three Months Ended June 29, 2024	Motion Technologies	Industrial Process	Connect & Control Technologies	Corporate	Total ITT
Operating income	$71.2	$65.8	$35.4	$(13.4)	$159.0
Acquisition-related costs	—	0.7	—	—	0.7
Restructuring costs	1.6	1.6	0.7	—	3.9
Impacts related to Russia-Ukraine war	(0.4)	—	—	—	(0.4)
Adjusted operating income	$72.4	$68.1	$36.1	$(13.4)	$163.2

Operating margin	18.5%	19.9%	18.5%	N/A	17.6%
Adjusted operating margin	18.8%	20.6%	18.8%	N/A	18.0%

Six Months Ended June 29, 2024
Operating income	$141.8	$129.6	$68.1	$(31.3)	$308.2
Acquisition-related costs	—	4.4	—	—	4.4
Restructuring costs	2.1	2.1	1.6	—	5.8
Impacts related to Russia-Ukraine war	(0.2)	—	—	—	(0.2)
Adjusted operating income	$143.7	$136.1	$69.7	$(31.3)	$318.2

Operating margin	18.3%	19.5%	18.1%	N/A	17.0%
Adjusted operating margin	18.5%	20.5%	18.5%	N/A	17.5%

ITT Inc. | Q2 2024 Form 10-Q | 35

Three Months Ended July 1, 2023	Motion Technologies	Industrial Process	Connect & Control Technologies	Corporate	Total ITT
Operating income	$57.7	$66.4	$28.4	$(10.5)	$142.0
Acquisition-related costs	—	—	1.8	—	1.8
Impacts related to Russia-Ukraine war	1.1	0.3	—	—	1.4
Restructuring costs	0.1	0.4	0.1	—	0.6
Other(a)	—	—	(0.1)	(3.7)	(3.8)
Adjusted operating income	$58.9	$67.1	$30.2	$(14.2)	$142.0

Operating margin	15.6%	22.6%	16.5%	N/A	17.0%
Adjusted operating margin	16.0%	22.9%	17.5%	N/A	17.0%

Six Months Ended July 1, 2023
Operating income	$111.1	$121.7	$57.8	$(24.3)	$266.3
Acquisition-related costs	—	—	1.6	—	1.6
Impacts related to Russia-Ukraine war	1.4	1.8	—		3.2
Restructuring costs	0.4	0.3	0.2		0.9
Other(a)	—	—	(0.1)	(3.7)	(3.8)
Adjusted operating income	$112.9	$123.8	$59.5	$(28.0)	$268.2

Operating margin	15.1%	21.7%	17.0%	N/A	16.3%
Adjusted operating margin	15.4%	22.1%	17.5%	N/A	16.4%
(a)Includes income from a recovery of costs associated with the 2020 lease termination of a legacy site.

ITT Inc. | Q2 2024 Form 10-Q | 36

•“Adjusted income from continuing operations” is defined as income from continuing operations attributable to ITT Inc. adjusted to exclude special items that include, but are not limited to, restructuring, certain asset impairment charges, certain acquisition- and divestiture-related impacts, income tax settlements or adjustments and unusual or infrequent items. Special items represent charges or credits, on an after-tax basis, that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. “Adjusted income from continuing operations per diluted share” (adjusted EPS) is defined as adjusted income from continuing operations divided by diluted weighted average common shares outstanding. We believe that adjusted income from continuing operations and adjusted EPS are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.
Reconciliations of adjusted income from continuing operations attributable to ITT to income from continuing operations attributable to ITT and adjusted income from continuing operations attributable to ITT per diluted share to income from continuing operations attributable to ITT per diluted share (EPS) for the three months ended June 29, 2024 and July 1, 2023 are provided below. Per share amounts are reported in ones and may not calculate due to rounding.

	Three Months Ended June 29, 2024		Three Months Ended July 1, 2023
	Income from Continuing Operations	EPS	Income from Continuing Operations	EPS
Reported	$119.2	$1.45	$108.2	$1.31
Restructuring costs	3.9	0.04	0.6	0.01
Impacts from Russia-Ukraine war	(0.4)	—	1.4	0.02
Acquisition-related costs(a)	0.7	0.01	1.8	0.02
Other costs(b)	—	—	(3.8)	(0.05)
Total tax (benefit) expense of adjustments(c)	(0.9)	(0.01)	(0.4)	—
Tax-related special items(d)	—	—	2.0	0.02
Adjusted	$122.5	$1.49	$109.8	$1.33

	Six Months Ended June 29, 2024		Six Months Ended July 1, 2023
	Income from Continuing Operations	EPS	Income from Continuing Operations	EPS
Reported	$230.2	$2.79	$208.2	$2.51
Restructuring costs	5.8	0.08	0.9	0.01
Impacts from Russia-Ukraine war	(0.2)	—	3.2	0.04
Acquisition-related costs(a)	4.4	0.05	1.6	0.02
Other costs(b)	—	—	(2.4)	(0.03)
Total tax (benefit) expense of adjustments(c)	(2.2)	(0.03)	(0.3)	—
Tax-related special items(d)	1.7	0.02	(4.1)	(0.05)
Adjusted	$239.7	$2.91	$207.1	$2.50
(a)The three and six months ended June 29, 2024 included integration-related expenses and inventory step-up amortization related to the acquisition of Svanehøj. The three and six months ended July 1, 2023 included integration-relation expenses related to the acquisition of Micro-Mode. See Note 18, Acquisitions and Divestitures, to the Consolidated Condensed Financial Statements for further information.
(b)2023 other special items primarily consisted of income from a recovery of costs associated with the 2020 lease termination of a legacy site.
(c)The tax impact of each adjustment is determined using the jurisdictional tax rate of where the expense or benefit occurred.
(d)The three months ended June 29, 2024 included a tax benefit to record a net operating loss deferred tax asset related to a prior year acquisition of $(2.0), tax expense on distributions of non-U.S. income of $1.0, and other tax-related special items of $1.0. The six months ended June 29, 2024 included expense (benefits) from tax on undistributed
ITT Inc. | Q2 2024 Form 10-Q | 37

foreign earnings of $2.4, a tax benefit to record a net operating loss deferred tax asset related to a prior year acquisition of $(2.0), and other tax special items of $1.3.
The three months ended July 1, 2023 included tax expense on distributions of non-U.S. income ($1.2), and other tax-related special items ($0.8). The six months ended July 1, 2023 included benefits from valuation allowance reversals ($17.5) and the amendment of our federal tax return ($4.9), partially offset by a settlement expense related to a tax audit in Italy ($14.3) and tax on future distribution of foreign earnings ($2.9).
ITT Inc. | Q2 2024 Form 10-Q | 38

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
ITT Inc. | Q2 2024 Form 10-Q | 39

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
During the second quarter of 2024, we exhausted the remaining capacity under the 2019 Plan. As of June 29, 2024, there was $1,000 of remaining authorization under the 2023 Plan.
Share repurchase activity during the three months ended June 29, 2024 is shown in the table below.
Purchases of equity securities by the issuer and affiliated purchasers

PERIOD	TOTAL NUMBER OF SHARES PURCHASED(1)(3)	AVERAGE PRICE PAID PER SHARE(2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(3)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
3/31/2024 - 4/27/2024	—	$—	—	$1,079
4/28/2024 - 5/25/2024	382,802	$130.62	382,802	$1,029
5/26/2024 - 6/29/2024	219,435	$132.16	219,435	$1,000
(1)Excludes shares withheld in settlement of employee tax withholding obligations due upon the vesting of restricted stock unit and performance stock unit awards.
(2)Average price paid per share is calculated on a settlement basis and excludes commissions.
(3)Amounts are in whole numbers.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITT Inc. | Q2 2024 Form 10-Q | 40

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were 2.2 million euros and 1.5 million euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of 1.3 million euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through June 29, 2024, however, Bornemann did pay fees of approximately 3 thousand euros during the six months ended June 29, 2024 and annual fees of 7 thousand euros during 2023 to the German financial institution which is maintaining the Bond.
Rule 10b5-1 Trading Plans
During the three months ended June 29, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.
ITT Inc. | Q2 2024 Form 10-Q | 41

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

(10.1)*	Annual Compensation of Non-Employee Directors

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Condensed Financial Statements, and (vii) Cover Page

(104)	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in Inline XBRL (included in Exhibit 101).
*Management compensatory plan
ITT Inc. | Q2 2024 Form 10-Q | 42

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ CHERYL DE MESA GRAZIANO
Cheryl de Mesa Graziano
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
August 1, 2024
ITT Inc. | Q2 2024 Form 10-Q | 43