Form 10-Q
period 2024-09-28
ITT INC.
filed 2024-10-29
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-05672
ITT INC.
(Exact name of Registrant as specified in its charter)

Indiana	81-1197930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
100 Washington Boulevard
6th Floor, Stamford, CT    06902
(Address of Principal Executive Offices)    (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of October 28, 2024, there were 81.5 million shares of Common Stock (par value $1.00 per share) of the issuer outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue	$885.2	$822.1	$2,701.7	$2,453.9
Cost of revenue	571.2	542.7	1,770.8	1,632.6
Gross profit	314.0	279.4	930.9	821.3
General and administrative expenses	74.8	66.9	223.1	210.8
Sales and marketing expenses	50.5	44.4	151.2	131.2
Research and development expenses	28.6	25.0	88.3	77.1
Gain on sale of businesses	(47.8)	—	(47.8)	(7.2)
Operating income	207.9	143.1	516.1	409.4
Interest expense	10.0	4.2	25.1	15.4
Interest income	(1.6)	(1.9)	(5.0)	(6.5)
Other non-operating income, net	(0.2)	(0.9)	(1.9)	(1.5)
Income before income tax expense	199.7	141.7	497.9	402.0
Income tax expense	37.8	29.9	103.6	80.6
Income from continuing operations	161.9	111.8	394.3	321.4
Loss from discontinued operations, net of tax benefit of $0.0, $0.0, $0.0, and $0.0, respectively	(0.2)	—	(0.2)	—
Net income	161.7	111.8	394.1	321.4
Less: Income attributable to noncontrolling interests	0.6	1.0	2.8	2.4
Net income attributable to ITT Inc.	$161.1	$110.8	$391.3	$319.0

Amounts attributable to ITT Inc.:
Income from continuing operations	$161.3	$110.8	$391.5	$319.0
Loss from discontinued operations, net of tax	(0.2)	—	(0.2)	—
Net income attributable to ITT Inc.	$161.1	$110.8	$391.3	$319.0

Earnings per share attributable to ITT Inc.:
Basic:
Continuing operations	$1.98	$1.35	$4.78	$3.87
Discontinued operations	(0.01)	—	—	—
Net income	$1.97	$1.35	$4.78	$3.87
Diluted:
Continuing operations	$1.96	$1.34	$4.75	$3.86
Discontinued operations	—	—	—	—
Net income	$1.96	$1.34	$4.75	$3.86
Weighted average common shares – basic	81.6	82.1	81.9	82.4
Weighted average common shares – diluted	82.1	82.5	82.4	82.7
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Operations.
ITT Inc. | Q3 2024 Form 10-Q | 1

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$161.7	$111.8	$394.1	$321.4
Other comprehensive income (loss):
Net foreign currency translation adjustment	59.2	(30.5)	10.0	(34.7)
Net change in postretirement benefit plans, net of tax impacts of $0.6, $(0.3), $1.2, and $1.8, respectively	(1.9)	0.9	(3.6)	0.2
Other comprehensive income (loss)	57.3	(29.6)	6.4	(34.5)
Comprehensive income	219.0	82.2	400.5	286.9
Less: Comprehensive income attributable to noncontrolling interests	0.6	1.0	2.8	2.4
Comprehensive income attributable to ITT Inc.	$218.4	$81.2	$397.7	$284.5
Disclosure of reclassification adjustments and other adjustments to postretirement benefit plans:
Amortization of prior service benefit, net of tax expense of $0.3, $0.4, $1.0, and $1.1, respectively	$(1.0)	$(1.1)	$(3.2)	$(3.4)
Amortization of net actuarial loss, net of tax benefit of $—, $(0.1), $—, and $(0.1), respectively	0.2	(0.2)	0.3	—
Gain on plan settlement due to divestiture, net of tax expense of $0.2, $—, $0.2, and $—	(0.8)	—	(0.8)	—
Other adjustments to postretirement benefit plans:
Net actuarial gain, net of tax expense of $0.1, $(0.6), $—, and $(0.6), respectively	(0.3)	2.2	0.1	2.2
Deferred tax asset valuation allowance reversal	—	—	—	1.4
Net change in postretirement benefit plans, net of tax	$(1.9)	$0.9	$(3.6)	$0.2
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Comprehensive Income.
ITT Inc. | Q3 2024 Form 10-Q | 2

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of the Period Ended	September 28, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$460.9	$489.2
Receivables, net	802.0	675.2
Inventories	620.5	575.4
Other current assets	127.4	117.9
Total current assets	2,010.8	1,857.7
Non-current assets:
Plant, property and equipment, net	578.8	561.0
Goodwill	1,498.3	1,016.3
Other intangible assets, net	462.9	116.6
Other non-current assets	393.7	381.0
Total non-current assets	2,933.7	2,074.9
Total assets	$4,944.5	$3,932.6
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$362.6	$187.7
Accounts payable	460.4	437.0
Accrued and other current liabilities	451.7	413.1
Total current liabilities	1,274.7	1,037.8
Non-current liabilities:
Long-term debt	467.8	5.7
Postretirement benefits	135.0	138.7
Other non-current liabilities	311.3	211.3
Total non-current liabilities	914.1	355.7
Total liabilities	2,188.8	1,393.5
Shareholders’ equity:
Common stock:
Authorized – 250 shares, $1 par value per share
Issued and outstanding – 81.5 shares and 82.1 shares, respectively	81.5	82.1
Retained earnings	2,993.2	2,778.0
Accumulated other comprehensive loss:
Postretirement benefits	(5.2)	(1.6)
Cumulative translation adjustments	(320.3)	(330.3)
Total accumulated other comprehensive loss	(325.5)	(331.9)
Total ITT Inc. shareholders’ equity	2,749.2	2,528.2
Noncontrolling interests	6.5	10.9
Total shareholders’ equity	2,755.7	2,539.1
Total liabilities and shareholders’ equity	$4,944.5	$3,932.6
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Balance Sheets.
ITT Inc. | Q3 2024 Form 10-Q | 3

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Nine Months Ended	September 28, 2024	September 30, 2023
Operating Activities
Income from continuing operations attributable to ITT Inc.	$391.5	$319.0
Adjustments to income from continuing operations:
Depreciation and amortization	100.7	82.8
Equity-based compensation	19.8	15.1
Gain on sale of business	(47.8)	(7.2)
Other non-cash charges, net	23.8	22.5
Changes in assets and liabilities:
Change in receivables	(93.5)	(54.7)
Change in inventories	(2.6)	(40.9)
Change in contract assets	(5.0)	0.5
Change in contract liabilities	(1.6)	11.1
Change in accounts payable	(11.4)	16.5
Change in accrued expenses	(14.1)	29.4
Change in income taxes	(15.4)	(2.1)
Other, net	(5.0)	(24.4)
Net Cash – Operating Activities	339.4	367.6
Investing Activities
Capital expenditures	(87.5)	(68.5)
Proceeds from sale of business, net of cash divested	162.4	10.5
Acquisitions, net of cash acquired	(864.8)	(79.3)
Other, net	(4.7)	(4.7)
Net Cash – Investing Activities	(794.6)	(142.0)
Financing Activities
Commercial paper, net borrowings	174.7	(204.3)
Long-term debt issued, net of debt issuance costs	762.4	—
Long-term debt repayments	(301.3)	(1.2)
Share repurchases under repurchase plan	(104.0)	(60.0)
Payments for taxes related to net share settlement of stock incentive plans	(13.2)	(6.7)
Dividends paid	(78.7)	(71.9)
Other, net	(7.9)	(1.1)
Net Cash – Financing Activities	432.0	(345.2)
Exchange rate effects on cash and cash equivalents	(4.4)	(10.4)
Net cash – operating activities of discontinued operations	(0.4)	(0.2)
Net change in cash and cash equivalents	(28.0)	(130.2)
Cash and cash equivalents – beginning of year (includes restricted cash of $0.7 and $0.7, respectively)	489.9	561.9
Cash and Cash Equivalents – End of Period (includes restricted cash of $1.0 and $0.9, respectively)	$461.9	$431.7
Supplemental Disclosures of Cash Flow and Non-Cash Information:
Cash paid for interest	$21.3	$12.3
Cash paid for income taxes, net of refunds received	$106.8	$72.0
Capital expenditures included in current liabilities	$23.0	$16.3
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Cash Flows.
ITT Inc. | Q3 2024 Form 10-Q | 4

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of and for the Three Months Ended September 28, 2024	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
June 29, 2024	81.7	$81.7	$2,877.7	$(382.8)	$12.6	$2,589.2
Net income	—	—	161.1	—	0.6	161.7
Shares issued and activity from stock incentive plans	—	—	6.1	—	—	6.1
Shares repurchased under repurchase plan	(0.2)	(0.2)	(25.1)	—	—	(25.3)
Shares withheld related to net share settlement of stock incentive plans	—	—	(0.4)	—	—	(0.4)
Dividends declared ($0.319 per share)	—	—	(26.1)	—	—	(26.1)
Dividends to noncontrolling interest	—	—	—	—	(1.8)	(1.8)
Purchase of noncontrolling interest	—	—	(0.1)	—	(4.9)	(5.0)
Net change in postretirement benefit plans, net of tax	—	—	—	(1.9)	—	(1.9)
Net foreign currency translation adjustment	—	—	—	59.2	—	59.2
September 28, 2024	81.5	$81.5	$2,993.2	$(325.5)	$6.5	$2,755.7

As of and for the Nine Months Ended September 28, 2024
December 31, 2023	82.1	$82.1	$2,778.0	$(331.9)	$10.9	$2,539.1
Net income	—	—	391.3	—	2.8	394.1
Shares issued and activity from stock incentive plans	0.3	0.3	19.8	—	—	20.1
Shares repurchased under repurchase plan	(0.8)	(0.8)	(104.1)	—	—	(104.9)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(13.1)	—	—	(13.2)
Dividends declared ($0.957 per share)	—	—	(78.6)	—	—	(78.6)
Dividends to noncontrolling interest	—	—	—	—	(2.3)	(2.3)
Purchase of noncontrolling interest	—	—	(0.1)	—	(4.9)	(5.0)
Net change in postretirement benefit plans, net of tax	—	—	—	(3.6)	—	(3.6)
Net foreign currency translation adjustment	—	—	—	10.0	—	10.0
September 28, 2024	81.5	$81.5	$2,993.2	$(325.5)	$6.5	$2,755.7

ITT Inc. | Q3 2024 Form 10-Q | 5

As of and for the Three Months Ended September 30, 2023	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
July 1, 2023	82.1	$82.1	$2,614.0	$(349.2)	$10.7	$2,357.6
Net income	—	—	110.8	—	1.0	111.8
Shares issued and activity from stock incentive plans	—	—	5.2	—	—	5.2
Shares withheld related to net share settlement of stock incentive plans	—	—	(0.3)	—	—	(0.3)
Dividends declared ($0.290 per share)	—	—	(23.9)	—	—	(23.9)
Dividends to noncontrolling interest	—	—	—	—	(1.6)	(1.6)
Net change in postretirement benefit plans, net of tax	—	—	—	0.9	—	0.9
Net foreign currency translation adjustment	—	—	—	(30.5)	—	(30.5)
September 30, 2023	82.1	$82.1	$2,705.8	$(378.8)	$10.1	$2,419.2

As of and for the Nine Months Ended September 30, 2023
December 31, 2022	82.7	$82.7	$2,509.7	$(344.3)	$9.3	$2,257.4
Net income	—	—	319.0	—	2.4	321.4
Shares issued and activity from stock incentive plans	0.2	0.2	15.5	—	—	15.7
Share repurchased under repurchase plan	(0.7)	(0.7)	(59.8)	—	—	(60.5)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(6.6)	—	—	(6.7)
Dividends declared ($0.870 per share)	—	—	(72.0)	—	—	(72.0)
Dividends to noncontrolling interest	—	—	—	—	(1.7)	(1.7)
Net change in postretirement benefit plans, net of tax	—	—	—	0.2	—	0.2
Net foreign currency translation adjustment	—	—	—	(34.7)	—	(34.7)
Other	—	—	—	—	0.1	0.1
September 30, 2023	82.1	$82.1	$2,705.8	$(378.8)	$10.1	$2,419.2
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Changes in Shareholders’ Equity.
ITT Inc. | Q3 2024 Form 10-Q | 6

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
Business Combinations and Divestitures
On January 19, 2024, we completed the acquisition of Svanehøj Group A/S (Svanehøj) for a purchase price of $407.6, net of cash acquired. Subsequent to the acquisition, Svanehøj’s results are reported within our IP segment.
On September 12, 2024, we completed the acquisition of kSARIA Parent, Inc. (kSARIA) for a preliminary purchase price of $461.9, net of cash acquired. The final price is subject to a customary working capital adjustment. Subsequent to the acquisition, kSARIA’s results are reported within our CCT segment.
On July 22, 2024, the Company completed the sale of its Wolverine Advanced Materials (Wolverine) business, part of the MT segment prior to the divestiture, to an unrelated third party for a preliminary price of $171. The final price is subject to a customary working capital adjustment. The Company evaluates all disposal transactions to determine whether such disposal qualifies as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations. We concluded that the divestiture does not qualify as a discontinued operation.
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
ITT Inc. | Q3 2024 Form 10-Q | 7

ITT’s quarterly financial periods end on the Saturday that is closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. ITT’s third quarter for 2024 and 2023 ended on September 28, 2024 and September 30, 2023, respectively.
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
ITT Inc. | Q3 2024 Form 10-Q | 8

NOTE 3
SEGMENT INFORMATION
The Company’s segments are reported on the same basis used by our Chief Executive Officer, who is also our CODM, for evaluating performance and for allocating resources. Our three reportable segments are referred to as Motion Technologies, Industrial Process, and Connect & Control Technologies.
Motion Technologies manufactures brake components, shock absorbers and damping technologies primarily for the global automotive and rail transportation markets.
Industrial Process manufactures engineered fluid process equipment serving a diversified mix of customers in global industries such as chemical, energy, marine, mining, and other industrial process markets and is a provider of plant optimization and efficiency solutions and aftermarket services and parts.
Connect & Control Technologies manufactures harsh-environment connector solutions, cable assemblies, critical energy absorption, flow control components, and composite materials for the aerospace and defense, general industrial, medical, and energy markets.
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
The following table presents our revenue for each segment and reconciles our total segment revenue to total consolidated revenue.

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Motion Technologies	$344.9	$359.5	$1,121.8	$1,093.1
Industrial Process	333.8	279.8	998.4	839.9
Connect & Control Technologies	207.2	184.0	584.1	523.8
Total segment revenue	885.9	823.3	2,704.3	2,456.8
Eliminations	(0.7)	(1.2)	(2.6)	(2.9)
Total consolidated revenue	$885.2	$822.1	$2,701.7	$2,453.9
The following table presents our operating income for each segment and reconciles our total segment operating income to income from continuing operations before income tax.

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Motion Technologies	$110.0	$59.4	$251.8	$170.5
Industrial Process	69.8	64.7	199.4	186.4
Connect & Control Technologies	38.1	33.2	106.2	91.0
Total segment operating income	217.9	157.3	557.4	447.9
Other corporate costs	(10.0)	(14.2)	(41.3)	(38.5)
Interest and non-operating expense, net	(8.2)	(1.4)	(18.2)	(7.4)
Income from continuing operations before income tax	$199.7	$141.7	$497.9	$402.0
ITT Inc. | Q3 2024 Form 10-Q | 9

The following table presents our operating margin for each segment. Segment operating margin is calculated as segment operating income divided by segment revenue.

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Motion Technologies	31.9%	16.5%	22.4%	15.6%
Industrial Process	20.9%	23.1%	20.0%	22.2%
Connect & Control Technologies	18.4%	18.0%	18.2%	17.4%
The following table presents our total assets, capital expenditures, and depreciation & amortization expense for each segment.

As of and for the Nine Months Ended	Total Assets		Capital Expenditures		Depreciation & Amortization
	September 28, 2024	December 31, 2023	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Motion Technologies	$1,271.1	$1,366.6	$53.7	$44.9	$46.8	$49.3
Industrial Process	1,897.5	1,323.2	24.5	10.6	34.9	16.7
Connect & Control Technologies	1,367.0	834.6	8.6	11.7	17.1	14.9
Corporate and Other	408.9	408.2	0.7	1.3	1.9	1.9
Total	$4,944.5	$3,932.6	$87.5	$68.5	$100.7	$82.8
NOTE 4
REVENUE
The following tables present our revenue disaggregated by end market.

For the Three Months Ended September 28, 2024	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$341.0	$—	$—	$0.1	$341.1
Chemical and industrial pumps	—	226.4	—	—	226.4
Energy	—	107.4	14.3	—	121.7
Aerospace and defense	1.9	—	128.0	—	129.9
General industrial	1.9	—	65.0	(0.8)	66.1
Total	$344.8	$333.8	$207.3	$(0.7)	$885.2

For the Nine Months Ended September 28, 2024
Auto and rail	$1,100.8	$—	$—	$—	$1,100.8
Chemical and industrial pumps	—	675.7	—	—	675.7
Energy	—	322.7	40.8	—	363.5
Aerospace and defense	5.6	—	346.8	—	352.4
General industrial	15.3	—	196.6	(2.6)	209.3
Total	$1,121.7	$998.4	$584.2	$(2.6)	$2,701.7
ITT Inc. | Q3 2024 Form 10-Q | 10

For the Three Months Ended September 30, 2023	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$351.5	$—	$—	$—	$351.5
Chemical and industrial pumps	—	219.7	—	(0.1)	219.6
Energy	—	60.1	13.6	—	73.7
Aerospace and defense	2.0	—	99.2	—	101.2
General industrial	6.0	—	71.2	(1.1)	76.1
Total	$359.5	$279.8	$184.0	$(1.2)	$822.1

For the Nine Months Ended September 30, 2023
Auto and rail	$1,067.5	$—	$—	$—	$1,067.5
Chemical and industrial pumps	—	664.2	—	(0.1)	664.1
Energy	—	175.7	37.7	—	213.4
Aerospace and defense	5.9	—	280.2	—	286.1
General industrial	19.7	—	205.9	(2.8)	222.8
Total	$1,093.1	$839.9	$523.8	$(2.9)	$2,453.9
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
The following table represents our net contract assets and liabilities.

As of the Period Ended	September 28, 2024	December 31, 2023
Current contract assets	$34.4	$25.8
Non-current contract assets	1.4	1.6
Current contract liabilities(a)	(126.0)	(95.9)
Non-current contract liabilities	(4.4)	(4.5)
Net contract liabilities	$(94.6)	$(73.0)
(a)The increase in current contract liabilities from December 31, 2023 to September 28, 2024 was primarily driven by the acquisition of Svanehøj. Refer to Note 18, Acquisitions and Divestitures, for further information.
During the three and nine months ended September 28, 2024, we recognized revenue of $20.0 and $70.1, related to contract liabilities as of December 31, 2023, respectively. The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of September 28, 2024 was $1,661.3. Of this amount, we expect to recognize approximately $640 to $660 of revenue during the remainder of 2024.
ITT Inc. | Q3 2024 Form 10-Q | 11

NOTE 5
INCOME TAXES
The following table summarizes our income tax expense and effective tax rate (ETR).

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Income tax expense	$37.8	$29.9	$103.6	$80.6
Effective tax rate	18.9%	21.1%	20.8%	20.0%
The decrease in the ETR for the three months ended September 28, 2024 was primarily due to a benefit recognized on the sale of our Wolverine business. The increase in the ETR for the nine months ended September 28, 2024 was due to prior year benefits of $16.3 from the valuation allowance reversal on deferred tax assets in Germany and $4.9 from filing an amended 2017 consolidated federal tax return. These benefits were partially offset by a prior year expense of $14.3 relating to an Italian tax audit settlement covering tax years 2016-2022.
In October 2021, more than 135 countries and jurisdictions agreed to participate in a “two-pillar” international tax approach developed by the Organisation for Economic Co-operation and Development (OECD), which includes establishing a global minimum corporate tax rate of 15 percent. The OECD published Tax Challenges Arising from the Digitalisation of the Economy — Global Anti-Base Erosion Model Rules (Pillar Two) in December 2021 and subsequently issued additional commentary and administrative guidance clarifying several aspects of the model rules. Since the model rules have been released, many countries have enacted Pillar Two-related laws, some of which became effective January 1, 2024, and it is anticipated that many more will follow suit throughout 2024 and 2025. As of September 28, 2024, the Company does not expect Pillar Two taxes to have a significant impact on its 2024 financial statements.
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

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Basic weighted average common shares outstanding	81.6	82.1	81.9	82.4
Add: Dilutive impact of outstanding equity awards	0.5	0.4	0.5	0.3
Diluted weighted average common shares outstanding	82.1	82.5	82.4	82.7

Anti-dilutive shares(a)	—	—	0.1	0.1
(a)    Anti-dilutive shares related to equity stock unit awards excluded from the computation of diluted earnings per share.
ITT Inc. | Q3 2024 Form 10-Q | 12

NOTE 7
RECEIVABLES, NET
The following table summarizes our receivables and associated allowance for credit losses.

As of the Period Ended	September 28, 2024	December 31, 2023
Trade accounts receivable	$754.2	$641.3
Notes receivable	19.7	25.5
Other (a)	44.6	22.6
Receivables, gross	818.5	689.4
Less: Allowance for credit losses	(16.5)	(14.2)
Receivables, net	$802.0	$675.2
(a)    Other receivables as of September 28, 2024 include $17.0 estimated working capital recovery related to the sale of the Wolverine business.
The following table displays a rollforward of our total allowance for credit losses.

	September 28, 2024	September 30, 2023
Total allowance for credit losses - January 1	$14.2	$12.2
Charges to income	4.5	3.4
Write-offs	(2.6)	(1.2)
Foreign currency and other	0.4	(0.1)
Total allowance for credit losses - ending balance	$16.5	$14.3
NOTE 8
INVENTORIES
The following table summarizes our inventories.

As of the Period Ended	September 28, 2024	December 31, 2023
Raw materials	$402.5	$366.6
Work in process	121.3	111.8
Finished goods	96.7	97.0
Inventories	$620.5	$575.4
Government Assistance (ASU 2021-10)
ASU 2021-10 requires entities to provide information about the nature of transactions, related policies and effect of government grants on an entity’s financial statements. In particular, to qualify for an energy subsidy in Italy, a company must apply for and receive a certificate attesting that the company is an "energy and gas consuming company" (high energy consumption connected to the production cycle). The amount of subsidies granted is calculated based on a percentage of actual consumption, ranging from 25% to 40%. One of our Italian subsidiaries within our MT segment obtained this certificate and was granted energy subsidies from the Italian government beginning in April 2022. This program concluded in the second quarter of 2023. Accordingly, no energy subsidies were granted for the three or nine months ended September 28, 2024, or the three months ended September 30, 2023. For the nine months ended September 30, 2023, we recognized a benefit of $6.3 related to energy subsidies, which we recorded within Costs of revenue in our Consolidated Condensed Statements of Operations. There was no other material government assistance received by the Company or any of our subsidiaries during the periods.
ITT Inc. | Q3 2024 Form 10-Q | 13

NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS
The following table summarizes our other current and non-current assets.

As of the Period Ended	September 28, 2024	December 31, 2023
Advance payments and other prepaid expenses	$47.3	$55.3
Current contract assets, net	34.4	25.8
Prepaid income taxes	27.9	16.9
Other	17.8	19.9
Other current assets	$127.4	$117.9
Other employee benefit-related assets	$134.6	$128.6
Operating lease right-of-use assets	93.5	87.4
Deferred income taxes	77.7	76.0
Equity-method and other investments	47.8	46.6
Environmental-related assets	7.6	6.0
Capitalized software costs	6.1	7.9
Other	26.4	28.5
Other non-current assets	$393.7	$381.0

NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET
The following table summarizes our property, plant, and equipment, net of accumulated depreciation.

	Useful life (in years)	September 28, 2024	December 31, 2023
Machinery and equipment	2 - 10	$1,326.7	$1,317.9
Buildings and improvements	5 - 40	316.9	298.4
Furniture, fixtures and office equipment	3 - 7	84.3	83.7
Construction work in progress		96.8	78.1
Land and improvements		26.9	29.5
Other		2.1	1.7
Plant, property and equipment, gross		1,853.7	1,809.3
Less: Accumulated depreciation		(1,274.9)	(1,248.3)
Plant, property and equipment, net		$578.8	$561.0
The following table summarizes our depreciation expense.

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Depreciation expense	$21.6	$21.8	$65.9	$62.9

ITT Inc. | Q3 2024 Form 10-Q | 14

NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2023	$292.3	$403.0	$321.0	$1,016.3
Acquired(a)	—	215.6	276.0	491.6
Adjustments to purchase price allocations	—	—	0.6	0.6
Allocated to divestiture	(16.0)	—	—	(16.0)
Foreign exchange translation	1.3	4.3	0.2	5.8
Goodwill - September 28, 2024	$277.6	$622.9	$597.8	$1,498.3
(a)    Goodwill acquired for our IP and CCT segments is related to our acquisitions of Svanehøj and kSARIA, respectively, representing the preliminary calculation of the excess purchase price over the net assets acquired. Refer to Note 18, Acquisitions and Divestitures, for further information.
Other Intangible Assets, Net
The following table summarizes our other intangible assets, net of accumulated amortization.

	September 28, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$367.5	$(88.3)	$279.2	$202.4	$(138.4)	$64.0
Developed technology	110.5	(22.8)	87.7	61.5	(32.5)	29.0
Patents and other	65.3	(30.0)	35.3	22.0	(17.5)	4.5
Finite-lived intangible total	543.3	(141.1)	402.2	285.9	(188.4)	97.5
Indefinite-lived intangibles	60.7	—	60.7	19.1	—	19.1
Other intangible assets	$604.0	$(141.1)	$462.9	$305.0	$(188.4)	$116.6
The preliminary fair values of intangible assets acquired in connection with the purchase of Svanehøj total $212.6 and consist of the following:

	Useful life (in years)	Fair value
Customer relationships	16	$107.0
Developed technology	17	65.0
Trade name	Indefinite	23.0
Backlog	1.25	17.0
Other	10	0.6
Total intangible assets acquired		$212.6
The preliminary fair values of intangible assets acquired in connection with the purchase of kSARIA total $166.0, inclusive of customer relationships, backlog and trade names. Refer to Note 18, Acquisitions and Divestitures, for further information.
ITT Inc. | Q3 2024 Form 10-Q | 15

The following table summarizes our amortization expense related to finite-lived intangible assets.

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Amortization expense	$10.6	$5.6	$28.7	$15.4
Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2024	$18.6
2025	55.3
2026	29.0
2027	27.0
2028	27.0
Thereafter	$245.3
NOTE 12 ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES
The following table summarizes our accrued liabilities and other non-current liabilities.

As of the Period Ended	September 28, 2024	December 31, 2023
Compensation and other employee-related benefits	$151.8	$165.5
Contract liabilities and other customer-related liabilities	169.9	133.6
Accrued income taxes and other tax-related liabilities	36.2	30.7
Operating lease liabilities	21.8	19.5
Accrued warranty costs	16.8	14.0
Environmental liabilities and other legal matters	4.6	5.8
Accrued restructuring costs	2.9	4.8
Other	47.7	39.2
Accrued and other current liabilities	$451.7	$413.1
Deferred income taxes and other tax-related liabilities(a)	$104.4	$25.0
Operating lease liabilities	76.9	72.3
Environmental liabilities	49.9	52.0
Compensation and other employee-related benefits	39.3	38.0
Other	40.8	24.0
Other non-current liabilities	$311.3	$211.3
(a)    The increase in deferred income taxes and other tax-related liabilities primarily relates to deferred tax liabilities recognized in connection with the acquisitions of Svanehøj and kSARIA.
Supply Chain Financing
The Company has supply chain financing (SCF) programs in place under which participating suppliers may elect to obtain payment from an intermediary. The Company confirms the validity of invoices from participating suppliers and agrees to pay the intermediary an amount based on invoice totals. The majority of amounts payable under these programs are due within 90 to 180 days and are considered commercially reasonable. There are no assets pledged as security or other forms of guarantees provided for the committed payments. As of September 28, 2024 and December 31, 2023, there were $24.4 and $19.7, respectively, of outstanding amounts payable to suppliers who have elected to participate in these SCF programs. These amounts were recorded within Accounts payable in our Consolidated Condensed Balance Sheets.

ITT Inc. | Q3 2024 Form 10-Q | 16

NOTE 13
DEBT
The following table summarizes our outstanding debt obligations.

As of the Period Ended	September 28, 2024	December 31, 2023
Commercial paper(a)	$359.6	$184.9
Current maturities of long-term debt	2.5	2.3
Short-term loans	0.5	0.5
Total short-term borrowings	362.6	187.7
Non-current maturities of long-term debt(b)	467.8	5.7
Total debt and finance leases	$830.4	$193.4
(a)    The associated weighted average interest rates as of September 28, 2024 and December 31, 2023 were 5.12% and 5.61%, respectively. Outstanding commercial paper for both periods had maturity terms less than three months from the date of issuance.
(b) Long-term debt is primarily related to a term loan that the Company entered into in September 2024 in connection with the acquisition of kSARIA. See additional details in section titled, “U.S. Term Loan”, below.
U.S. Term Loan
On September 12, 2024, the Company entered into a credit agreement (the kSARIA Credit Agreement) among the Company, as borrower, each lender from time to time party thereto, and U.S. Bank National Association, as the administrative agent, sole lead arranger and sole bookrunner.
The kSARIA Credit Agreement has a maturity of three years (September 2027) and provides for a term loan of $464, which had been borrowed and was used to finance the Company’s acquisition of kSARIA on September 12, 2024. Debt issuance costs were $0.9 and will be amortized over the term of the debt.
Borrowings under the kSARIA Credit Agreement bear interest at an annual rate equal to, at the Company’s option, either (i) term secured overnight financing rate (Term SOFR) (subject to a 0.10% “credit spread adjustment”) plus a margin ranging from 0.875% to 1.500%, or (ii) an alternate base rate plus a margin ranging from 0.0% to 0.5%, with the applicable margin determined by reference to the Company’s debt ratings set forth in the kSARIA Credit Agreement. The annual interest rate as of September 28, 2024 was 6.26%. The loans under the kSARIA Credit Agreement may be prepaid by the Company at any time, in whole or in part, without penalty or premium, subject to certain conditions.
The kSARIA Credit Agreement contains customary affirmative and negative covenants, as well as financial covenants (e.g., leverage ratio), that are similar to those contained in our 2021 Revolving Credit Agreement, as described below. As of September 28, 2024, the Company was in compliance with all covenants.
The following table provides the future maturities related to the outstanding balance as of September 28, 2024.

2024	$—
2025	—
2026	—
September 2027	464.0
Total maturities	$464.0
Italian Term Loan
On January 12, 2024, ITT Italia S.r.l. (ITT Italia), an indirect wholly owned subsidiary of the Company, entered into a facility agreement (the ITT Italia Credit Agreement), among the Company, as a guarantor, ITT Italia, as borrower, and BNP Paribas, Italian Branch, as bookrunner, sole underwriter and global coordinator, mandated lead arranger and agent.
The ITT Italia Credit Agreement had an initial maturity of three years (January 2027) and provided for term loan borrowings in an aggregate principal amount of €300 (or $328.9), €275 (or $301.5) of which had been borrowed and were used to finance the Company’s acquisition of Svanehøj, which closed on January 19, 2024.
ITT Inc. | Q3 2024 Form 10-Q | 17

During the third quarter of 2024, ITT Italia repaid €175, representing the remaining outstanding balance on the ITT Italia Credit Agreement. Year-to-date repayments of the facility agreement totaled €275. Debt issuance costs totaled $1.8, which were fully amortized as of September 28, 2024.
The interest rate per annum on the ITT Italia Credit Agreement was based on the EURIBOR rate for Euros, plus a margin of 1.00%.
The ITT Italia Credit Agreement contained customary affirmative and negative covenants, as well as financial covenants (e.g., leverage ratio), that were similar to those contained in our 2021 Revolving Credit Agreement, as described below. The Company was in compliance with all covenants during the period outstanding.
Revolving Credit Agreement
On August 5, 2021, the Company entered into a revolving credit facility agreement with a syndicate of third party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). Upon its effectiveness, this agreement replaced our existing $500 revolving credit facility due November 2022. The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700. The 2021 Revolving Credit Agreement provides for a potential increase of commitments of up to $350 for a possible maximum of $1,050 in aggregate commitments at the request of the Company and with the consent of the institutions providing such increase of commitments.
On May 10, 2023, the Company entered into the First Amendment (the Amendment) to the Company’s 2021 Revolving Credit Agreement. In connection with the phase out of LIBOR as a reference interest rate, the Amendment replaced LIBOR as a benchmark for United States Dollar revolving borrowings with the term SOFR, and replaced LIBOR as a benchmark for Euro swing line borrowings with the Euro overnight short-term rate (ESTR). The Amendment did not have a significant impact on the Company’s consolidated condensed financial statements.
Since the Amendment, the interest rate per annum on the 2021 Revolving Credit Agreement is based on the term SOFR of the currency we borrow in, plus a margin of 1.1%. As of September 28, 2024 and December 31, 2023, we had no outstanding borrowings under the 2021 Revolving Credit Agreement. There is a 0.15% fee per annum applicable to the commitments under the 2021 Revolving Credit Agreement. The margin and fees are subject to adjustment should the Company’s credit ratings change.
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
As of September 28, 2024, all financial covenants (e.g., leverage ratio) associated with the 2021 Revolving Credit Agreement were within the prescribed thresholds.

ITT Inc. | Q3 2024 Form 10-Q | 18

NOTE 14
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses in our Consolidated Condensed Statements of Operations. The following table summarizes our LTIP costs.

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Equity-based awards	$6.1	$5.0	$19.8	$15.1
Liability-based awards	0.7	0.4	2.0	1.2
Total share-based compensation expense	$6.8	$5.4	$21.8	$16.3
As of September 28, 2024, there was $38.4 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 1.9 years. Additionally, unrecognized compensation cost related to liability-based awards was $3.9, which is expected to be recognized ratably over a weighted-average period of 2 years.
Year-to-Date 2024 LTIP Activity (Equity-based Awards)
The majority of our LTIP awards are granted during the first quarter of each year and have three-year service periods. The majority of these awards either vest equally each year or at the completion of the three-year service period. During the nine months ended September 28, 2024, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.2	$129.26
Performance stock units (PSUs)	0.1	$143.20
During the nine months ended September 28, 2024 and September 30, 2023, a nominal amount of non-qualified stock options were exercised resulting in proceeds of $0.2 and $0.6, respectively. During the nine months ended September 28, 2024 and September 30, 2023, RSUs of 0.1 and 0.1, respectively, vested and were issued. During the nine months ended September 28, 2024 and September 30, 2023, PSUs of 0.1 and 0.1 that vested on December 31, 2023 and 2022, respectively, were issued.
ITT Inc. | Q3 2024 Form 10-Q | 19

NOTE 15
CAPITAL STOCK
On October 30, 2019, the Board of Directors approved an indefinite term $500 open-market share repurchase program (the 2019 Plan). On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan). The following table summarizes our share repurchase activity during the three and nine months ended September 28, 2024 and September 30, 2023, respectively.

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Shares repurchased and retired	0.2	—	0.8	0.7
Cost of share repurchases	$25.0	$—	$104.0	$60.5
During the second quarter of 2024, we exhausted the remaining capacity under the 2019 Plan. There was $975 of remaining capacity left under the 2023 Plan as of September 28, 2024.
Separate from the open-market share repurchase program, the Company withholds shares of common stock in settlement of employee tax withholding obligations due upon the vesting of equity-based compensation awards. The following table summarizes Company share withholdings related to net shares settlement of stock incentive plans.

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Shares withheld for taxes related to net share settlement of stock incentive plans	—	—	0.1	0.1
Payments for taxes related to net share settlement of stock incentive plans	$0.3	$0.3	$13.2	$6.7
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
ITT Inc. | Q3 2024 Form 10-Q | 20

The following table provides a rollforward of our estimated environmental liability.

For the Nine Months Ended	September 28, 2024	September 30, 2023
Environmental liability - beginning balance	$56.0	$57.1
Change in estimates for pre-existing accruals:
Continuing operations	0.3	0.8
Discontinued operations	0.3	—
Payments	(2.7)	(2.9)
Foreign currency	—	(0.1)
Environmental liability - ending balance	$53.9	$54.9
Environmental-related assets, including estimated recoveries from insurance providers and other third parties, were $8.1 and $10.0 as of September 28, 2024 and December 31, 2023, respectively.
The following table illustrates the reasonably possible high range of estimated liability and number of active sites.

As of the Period Ended	September 28, 2024	December 31, 2023
High-end estimate of environmental liability	$94.7	$98.2
Number of open environmental sites	26	26
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
Foreign Currency Derivative Contracts
The Company enters into foreign currency forward or option contracts to mitigate foreign currency risk associated with transacting with international customers, suppliers, and subsidiaries. The notional amounts and fair values of our outstanding foreign currency derivative contracts, which are recorded within Other current assets in our Consolidated Condensed Balance Sheets, were as follows:

As of the Period Ended	September 28, 2024	December 31, 2023
Notional amount (U.S. dollar equivalent)(a)	$89.5	$258.4
Fair value of foreign currency derivative contracts(b)	$0.5	$3.8
(a)    The higher notional balance as of December 31, 2023 relates to a foreign currency derivative contract related to the purchase price of Svanehøj, which closed in January 2024.
(b)    Our foreign currency derivative contracts are classified within Level 2 of the fair value hierarchy because these contracts are not actively traded and the valuation inputs are based on market observable data of similar instruments.
ITT Inc. | Q3 2024 Form 10-Q | 21

Gains or losses arising from changes in fair value of our foreign currency derivative contracts are recorded within General and administrative expenses in our Consolidated Condensed Statements of Operations, and were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Loss on foreign currency derivative contracts(a)	$(1.8)	$(1.4)	$(5.2)	$(4.6)
(a)    None of our derivative contracts were designated as hedging instruments under ASC 815 - Derivatives & Hedging.
The cash flow impact upon settlement of our foreign currency derivative contracts is included in operating activities in our Consolidated Condensed Statements of Cash Flows. During the nine months ended September 28, 2024 and September 30, 2023, net cash (outflows)/inflows from foreign currency derivative contracts were $(3.4) and $2.4, respectively.
NOTE 18
ACQUISITIONS AND DIVESTITURES
Acquisitions
On September 12, 2024, we completed the acquisition of 100% of the privately held stock of kSARIA for a preliminary purchase price of $461.9, net of cash acquired and including deferred consideration of $4.5 expected to be paid in 2025. The final price is subject to a customary working capital adjustment. kSARIA is a leading manufacturer of mission-critical cable assembly and networking application solutions primarily for the aerospace and defense market. kSARIA is headquartered in New Hampshire, with approximately 1,000 employees across five manufacturing sites in the U.S. and one in Mexico. kSARIA and its acquired subsidiaries generated sales of approximately $175 in 2023. Subsequent to the acquisition, kSARIA’s financial results are reported within our CCT segment.
On January 19, 2024, the Company completed the acquisition of 100% of the privately held stock of Svanehøj for a purchase price of $407.6, net of cash acquired of $28.0. Svanehøj is a Denmark-based supplier of pumps and related aftermarket services with leading positions in cryogenic applications for the marine sector. Svanehøj employs approximately 400 employees and has operations in Denmark, Singapore and France. Svanehøj had sales of approximately $148 in 2023. Subsequent to the acquisition, Svanehøj’s financial results are reported within our IP segment.
The primary areas of the purchase price allocations that are not yet finalized for kSARIA and Svanehøj relate to the valuation of certain tangible and intangible assets, liabilities, income tax, and residual goodwill, which represents the excess of the purchase price over the fair value of the net tangible and other intangible assets acquired. The Company expects to obtain the information necessary to finalize the fair value of the net assets and liabilities during the measurement periods, not to exceed one year from respective the acquisition dates. Changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period they occur.
On May 2, 2023, the Company completed the acquisition of 100% of the privately held stock of Micro-Mode for a purchase price of $79.0, net of cash acquired. Micro-Mode is a specialty designer and manufacturer of high-bandwidth radio frequency (RF) connectors for harsh environment defense and space applications. Micro-Mode has a single manufacturing site near San Diego, California. Subsequent to the acquisition, Micro-Mode’s financial results are reported within our CCT segment. As of September 28, 2024, the allocation of the purchase price to the assets acquired and liabilities assumed was finalized related to our acquisition of Micro-Mode.
ITT Inc. | Q3 2024 Form 10-Q | 22

The assets acquired and liabilities assumed for kSARIA, Svanehøj and Micro-Mode acquisitions were recorded at fair value and are shown in the table below.

Allocation of Purchase Price	kSARIA (Preliminary)	Svanehøj (Preliminary)	Micro-Mode (Final)
Receivables	$28.1	$22.4	$2.7
Inventory	50.6	39.5	5.3
Plant, property and equipment	5.8	19.1	6.1
Goodwill(a)	276.0	215.6	44.9
Other intangible assets	166.0	212.6	28.7
Other assets	8.9	9.0	0.2
Accounts payable and accrued liabilities	(27.9)	(28.0)	(2.6)
Other liabilities	(42.6)	(52.8)	(6.3)
Contract liabilities	(3.0)	(29.8)	—
Net assets acquired	$461.9	$407.6	$79.0
(a)    Goodwill acquired with kSARIA is primarily attributable to the complementary nature of its product portfolio to ITT’s existing connectors portfolio. Goodwill related to the acquisition of Svanehøj is primarily attributable to future economic benefits expected from our entrance into the marine sector, our expanded presence in the energy market, and geographic expansion. Goodwill arising from acquisitions is not expected to be deductible for income tax purposes.
Pro forma results of operations have not been presented because the acquisitions were not deemed significant as of the acquisition date.
Divestiture of Wolverine Business
On July 22, 2024, the Company completed the sale of its Wolverine business, part of the MT segment prior to the divestiture, to an unrelated third party for a preliminary price of $171. The final sale price is subject to a customary working capital adjustment. The transaction resulted in a pre-tax gain of $47.8, including an estimated working capital recovery of $17.0. In connection with the divestiture, cumulative translation losses of $3.6 were reclassified out of Accumulated Other Comprehensive Loss and included in the gain on sale. Subsequent to the sale, Wolverine will act as a third-party supplier to the Company’s MT segment.
ITT Inc. | Q3 2024 Form 10-Q | 23

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
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three and nine months ended September 30, 2023, unless stated otherwise.
Macroeconomic Conditions
During the third quarter of 2024, there has been continued uncertainty in the global economy, which has been, and will continue to be, influenced by a number of external factors, which are described below.
Middle East Conflict
Throughout 2024, the Israel-Hamas conflict has been ongoing. Our operations in Israel are limited to Habonim Industrial Valves and Actuators Ltd. (Habonim), which we acquired in April 2022 and is part of our IP segment. While there has been no material impact on our business to date, further escalation of this conflict, or an escalation of the conflict between Israel and Hezbollah in Lebanon, Iran or Yemen, could result in supply chain disruptions, inflation, workforce disruptions, demand fluctuations, or the inability to fulfill customer requests in the region. We are closely monitoring this situation, and are unable to reasonably estimate future impacts on our business and financial results at this time.
Inflationary Pressures
Inflationary pressures, driven by factors such as supply chain disruptions and the ongoing Russia-Ukraine and Middle East conflicts, have led to increased prices for energy and raw materials we use in our production processes, including commodities such as steel, oil, copper, and tin. Additionally, the manufacturing industry continues to experience a skilled labor shortage, which has created difficulties in attracting and retaining factory employees and has resulted in higher labor costs. We have been able to offset most of these negative impacts through pricing actions and productivity savings, which we continue to pursue. Future impacts on our business and financial results as a result of these conditions are not estimable at this time, and depend, in part, on the extent to which these conditions improve or worsen, which remains uncertain. For additional discussion of the risks related to global macroeconomic conditions, see Part I, Item IA, “Risk Factors” in our 2023 Annual Report.

ITT Inc. | Q3 2024 Form 10-Q | 24

EXECUTIVE SUMMARY
The following table provides a summary of key performance indicators for the third quarter of 2024 as compared to the third quarter of 2023.

Revenue	Operating Income	Operating Margin	EPS
$885	$208	23.5%	$1.96
8% Increase	45% Increase	610 bps	46% Increase
Organic Revenue*	Adjusted Operating Income*	Adjusted Operating Margin*	Adjusted EPS*
$832	$162	18.3%	$1.46
6% Increase	11% Increase	60 bps	7% Increase
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
Our third quarter 2024 results are summarized below:
•Revenue of $885.2 increased by $63.1 due to higher sales volume, particularly within MT’s Friction aftermarket and KONI rail businesses, IP’s short-cycle business and CCT’s connectors business. In addition, the acquisitions of kSARIA and Svanehøj contributed $55.2 to total revenue growth while the Wolverine and Matrix divestitures reduced total revenue by $33.9. The increase in revenue during the period was partially offset by unfavorable foreign currency translation of $1.7.
•Operating income of $207.9 increased by $64.8 primarily due to a $47.8 gain on sale of the Wolverine business in MT, as well as higher sales volume, pricing actions and productivity savings. The increase in operating income was partially offset by higher material and labor costs, temporary acquisition amortization and unfavorable foreign currency impacts.
•Income from continuing operations was $1.96 per diluted share, an increase of $0.62 as compared to the prior year, primarily due to higher operating income, as discussed above. Adjusted income from continuing operations was $1.46 per diluted share, an increase of $0.09 as compared to the prior year.
ITT Inc. | Q3 2024 Form 10-Q | 25

DISCUSSION OF FINANCIAL RESULTS

	Three Months Ended			Nine Months Ended
	September 28, 2024	September 30, 2023	Change	September 28, 2024	September 30, 2023	Change
Revenue	$885.2	$822.1	7.7%	$2,701.7	$2,453.9	10.1%
Gross profit	314.0	279.4	12.4%	930.9	821.3	13.3%
Operating expenses	106.1	136.3	(22.2)%	414.8	411.9	0.7%
Operating income	207.9	143.1	45.3%	516.1	409.4	26.1%
Interest and non-operating expenses, net	8.2	1.4	485.7%	18.2	7.4	145.9%
Income tax expense	37.8	29.9	26.4%	103.6	80.6	28.5%
Net income attributable to ITT Inc.	$161.1	$110.8	45.4%	$391.3	$319.0	22.7%

Gross margin	35.5%	34.0%	150	bps	34.5%	33.5%	100	bps
Operating expense to revenue ratio	12.0%	16.6%	(460)	bps	15.4%	16.8%	(140)	bps
Operating margin	23.5%	17.4%	610	bps	19.1%	16.7%	240	bps
Effective tax rate	18.9%	21.1%	(220)	bps	20.8%	20.0%	80	bps
REVENUE
The following table illustrates the revenue derived from each of our segments.

For the Three Months Ended	September 28, 2024	September 30, 2023	Change	Organic Growth(a)
Motion Technologies	$344.9	$359.5	(4.1)%	4.7%
Industrial Process	333.8	279.8	19.3%	6.1%
Connect & Control Technologies	207.2	184.0	12.6%	5.7%
Eliminations	(0.7)	(1.2)
Total Revenue	$885.2	$822.1	7.7%	5.5%

For the Nine Months Ended	September 28, 2024	September 30, 2023	Change	Organic Growth(a)
Motion Technologies	$1,121.8	$1,093.1	2.6%	6.5%
Industrial Process	998.4	839.9	18.9%	6.9%
Connect & Control Technologies	584.1	523.8	11.5%	9.2%
Eliminations	(2.6)	(2.9)
Total Revenue	$2,701.7	$2,453.9	10.1%	7.2%
(a)See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Motion Technologies
MT revenue for the three months ended September 28, 2024 decreased by $14.6 primarily due to a decline of $31.4 from the divestiture of Wolverine in July 2024. Revenue for the three-month period reflected strength in the Friction aftermarket and KONI rail businesses, which increased by 9% and 32%, respectively. MT revenue for the nine-month period increased $28.7, as higher sales volume in our Friction business of 6% and KONI rail business of 23% was partially offset by the divestiture of Wolverine. The growth in the Friction business for the nine-month period is primarily attributable to strength in both OE and aftermarket. Foreign currency translation favorably impacted revenue by $1.5 during the third quarter and unfavorably impacted revenue by $8.4 during the nine-month period. Excluding the impact of foreign currency translation and the divestiture of Wolverine, organic revenue during the three- and nine-months periods increased by $15.3 and $68.5, respectively.

ITT Inc. | Q3 2024 Form 10-Q | 26

Industrial Process
IP revenue for the three and nine months ended September 28, 2024 increased by $54.0 and $158.5, respectively, primarily driven by the acquisition of Svanehøj, which closed in January 2024 and contributed $40.0 and $107.2, respectively, to total revenue growth. In addition, both periods benefited from higher sales volume and pricing actions. The three-month period benefited from growth in the short-cycle business of 8%, primarily in the energy and general industrial markets. The nine-month period saw growth in pump projects of 26%, primarily attributable to the energy market. The increases in revenue during the three- and nine-month periods were partially offset by unfavorable foreign currency translation of $3.1 and $6.9, respectively. Excluding the impacts from the acquisition and foreign currency translation, organic revenue for the three- and nine-month periods increased by $17.1 and $58.2, respectively.
Connect & Control Technologies
CCT revenue for the three and nine months ended September 28, 2024 increased by $23.2 and $60.3, respectively. The acquisitions of kSARIA in September 2024 and Micro-Mode in May 2023 contributed $15.3 and $22.4 to the three- and nine-month periods, respectively, while the divestiture of the Matrix business in December 2023 partially offset the periods by $2.5 and $8.4, respectively. Connector sales grew 6% and 10% in the three- and nine-month periods, respectively. The nine-month period also included growth in component sales of 7%, particularly within the aerospace and defense markets. Both periods benefited from pricing actions. Excluding the impacts from the acquisitions, the divestiture of Matrix, and foreign currency translation, organic revenue for the three- and nine-month periods increased by $10.4 and $47.6, respectively.
GROSS PROFIT
Gross profit for the three months ended September 28, 2024 and September 30, 2023 was $314.0 and $279.4, respectively, reflecting gross margins of 35.5% and 34.0%, respectively. Gross profit for the nine months ended September 28, 2024 and September 30, 2023 was $930.9 and $821.3, respectively, reflecting gross margins of 34.5% and 33.5%, respectively. The increases in gross profit and margin for both periods were primarily driven by increases in revenue, as described above, and productivity savings, partially offset by increases in material and labor costs. See section titled, “Macroeconomic Conditions”, for further information.
OPERATING EXPENSES
The following table summarizes our operating expenses, including by segment.

	Three Months Ended			Nine Months Ended
	September 28, 2024	September 30, 2023	Change	September 28, 2024	September 30, 2023	Change
General and administrative expenses	$74.8	$66.9	11.8%	$223.1	$210.8	5.8%
Sales and marketing expenses	50.5	44.4	13.7%	151.2	131.2	15.2%
Research and development expenses	28.6	25.0	14.4%	88.3	77.1	14.5%
Gain on sale of businesses	(47.8)	—	100.0%	(47.8)	(7.2)	563.9%
Total operating expenses	$106.1	$136.3	(22.2)%	$414.8	$411.9	0.7%
Total operating expenses by segment:
Motion Technologies	$(5.9)	$41.2	(114.3)%	$83.0	$127.6	(35.0)%
Industrial Process	62.7	48.6	29.0%	181.2	150.3	20.6%
Connect & Control Technologies	38.8	32.4	19.8%	109.0	95.5	14.1%
Corporate & Other	10.5	14.1	(25.5)%	41.6	38.5	8.1%
ITT Inc. | Q3 2024 Form 10-Q | 27

General and administrative (G&A) expenses increased $7.9 and $12.3 for the three and nine months ended September 28, 2024, respectively, primarily driven by the current year acquisitions of kSARIA and Svanehøj, partially offset by the divestiture of the Wolverine business. The increase in the three-month period was also attributable to unfavorable foreign currency impacts. In the nine-month period, higher restructuring costs, bad debt expense and unfavorable foreign currency impacts offset a prior year gain of $3.7 related to the recovery of lease termination costs.
Sales and marketing expenses increased $6.1 and $20.0 for the three and nine months ended September 28, 2024, respectively, primarily driven by higher personnel costs and the additions of kSARIA and Svanehøj, partially offset by the divestiture of the Wolverine business.
Research and development expenses increased $3.6 and $11.2 for the three and nine months ended September 28, 2024, respectively, primarily driven by acquisitions, higher personnel costs and continued strategic investments to support innovation and new product development, partially offset by the divestiture of the Wolverine business.
Gain on sale of businesses includes $47.8 and $7.2 related to our sales of the Wolverine business within the MT segment in July 2024 and a product line within the CCT segment in the second quarter of 2023, respectively.
OPERATING INCOME
The following table summarizes our operating income and margin by segment.

	Three Months Ended			Nine Months Ended
	September 28, 2024	September 30, 2023	Change	September 28, 2024	September 30, 2023	Change
Motion Technologies	$110.0	$59.4	85.2%	$251.8	$170.5	47.7%
Industrial Process	69.8	64.7	7.9%	199.4	186.4	7.0%
Connect & Control Technologies	38.1	33.2	14.8%	106.2	91.0	16.7%
Corporate and Other	(10.0)	(14.2)	(29.6)%	(41.3)	(38.5)	7.3%
Total operating income	$207.9	$143.1	45.3%	$516.1	$409.4	26.1%

Operating margin:
Motion Technologies	31.9%	16.5%	1,540	bps	22.4%	15.6%	680	bps
Industrial Process	20.9%	23.1%	(220)	bps	20.0%	22.2%	(220)	bps
Connect & Control Technologies	18.4%	18.0%	40	bps	18.2%	17.4%	80	bps
Consolidated operating margin	23.5%	17.4%	610	bps	19.1%	16.7%	240	bps
MT operating income for the three and nine months ended September 28, 2024 increased $50.6 and $81.3, respectively, primarily due to a $47.8 gain on sale of the Wolverine business. In addition, the three- and nine-month periods benefited from productivity savings and lower raw material and overhead costs, partially offset by lower revenue due to the Wolverine divestiture, unfavorable foreign currency impacts and higher labor costs.
IP operating income for the three and nine months ended September 28, 2024 increased $5.1 and $13.0, respectively. The increase in the three-month period was primarily driven by productivity savings, sales volume and pricing, partially offset by higher material, labor and overhead costs and increased bad debt expense due to a prior year recovery. The increase in the nine-month period was primarily driven by higher revenue, as discussed above, and productivity savings. This increase was partially offset by higher material, labor, overhead, M&A costs and unfavorable sales mix.
CCT operating income for the three and nine months ended September 28, 2024 increased $4.9 and $15.2 primarily driven by higher revenue, as discussed above, and productivity savings, partially offset by higher material, labor, and overhead costs. The increase during the nine-month period was also partially offset by a prior year gain of $7.2 from the sale of a product line.
ITT Inc. | Q3 2024 Form 10-Q | 28

Other corporate costs for the three and nine months ended September 28, 2024 decreased $4.2 and increased $2.8, respectively. The decrease in the three-month period was primarily due to lower personnel-related costs and higher earnings on corporate-owned life insurance. The increase in the nine-month period was primarily driven by a one-time benefit of $3.7 in the prior year period related to the recovery of lease termination costs.
INTEREST AND NON-OPERATING EXPENSES, NET
The following table summarizes our interest and non-operating income and expenses.

	Three Months Ended			Nine Months Ended
	September 28, 2024	September 30, 2023	Change	September 28, 2024	September 30, 2023	Change
Interest expense	$10.0	$4.2	138.1%	$25.1	$15.4	63.0%
Interest income	(1.6)	(1.9)	(15.8)%	(5.0)	(6.5)	(23.1)%
Other non-operating income, net	(0.2)	(0.9)	(77.8)%	(1.9)	(1.5)	26.7%
Total interest and non-operating expenses, net	$8.2	$1.4	485.7%	$18.2	$7.4	145.9%
The increase in total interest and non-operating expenses, net for the three and nine months ended September 28, 2024 was primarily driven by an increase in interest expense due to higher average outstanding long-term debt in connection with our acquisitions of Svanehøj and kSARIA.
INCOME TAX EXPENSE
The following table summarizes our income tax expense and effective tax rate (ETR).

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Change		September 28, 2024	September 30, 2023	Change
Income tax expense	$37.8	$29.9	26.4%		$103.6	$80.6	28.5%
Effective tax rate	18.9%	21.1%	(220)	bps	20.8%	20.0%	80	bps
The decrease in the ETR for the three months ended September 28, 2024 was primarily due to a benefit recognized on the sale of Wolverine. The increase in the ETR for the nine months ended September 28, 2024 was due to prior year benefits of $16.3 from valuation allowance reversals on deferred tax assets in Germany and $4.9 from filing an amended 2017 consolidated federal tax return. These benefits were partially offset by a prior year expense of $14.3 relating to an Italian tax audit settlement covering tax years 2016-2022.
In October 2021, more than 135 countries and jurisdictions agreed to participate in a “two-pillar” international tax approach developed by the OECD, which includes establishing a global minimum corporate tax rate of 15 percent. The OECD published Tax Challenges Arising from the Digitalisation of the Economy — Global Anti-Base Erosion Model Rules (Pillar Two) in December 2021 and subsequently issued additional commentary and administrative guidance clarifying several aspects of the model rules. Since the model rules have been released, many countries have enacted Pillar Two-related laws, some of which became effective on January 1, 2024, and it is anticipated that many more will follow suit throughout 2024 and 2025. As of September 28, 2024, the Company does not expect Pillar Two taxes to have a significant impact on its 2024 financial statements.
See Note 5, Income Taxes, to the Consolidated Condensed Financial Statements for further information.

ITT Inc. | Q3 2024 Form 10-Q | 29

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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We support our growth and expansion in markets outside of the U.S. through the enhancement of existing products and development of new products, increased capital spending, and potential foreign acquisitions. We look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We transfer cash between certain international subsidiaries and the U.S. when it is cost effective to do so. During the nine months ended September 28, 2024, we had net cash distributions from foreign countries to the U.S. of $99.3. During the year ended December 31, 2023, we had net cash distributions from foreign countries to the U.S. of $357.5. The timing and amount of any additional future distributions will be evaluated based on our jurisdictional cash needs.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, several factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, we cannot provide any assurance as to what level of dividends, if any, will be paid in the future. In the third quarter of 2024, we declared a dividend of $0.319 per share for shareholders of record on September 3, 2024, which was a 10% increase from the quarterly dividends of $0.29 that were declared in 2023. Dividend payments during the nine months ended September 28, 2024 amounted to $78.7.
From time to time, the Company may repurchase shares of its stock on the open market. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including remaining authorization under existing Board-approved share repurchase programs, the Company’s stock price, restrictions under the Company’s debt obligations, other uses for capital, the dilutive impact of shares issued during the period related to the Company’s long-term incentive plans, impacts on the value of remaining shares, and market and economic conditions. During the three and nine months ended September 28, 2024, we spent $25.0 and $104.0 on open-market share repurchases under our share repurchase programs, respectively. During the three and nine months ended September 30, 2023, we spent $0.0 and $60.0 on open-market share repurchases under our share repurchase programs, respectively. All repurchased shares are retired immediately following the repurchases. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. to supplement cash flows generated internally and to provide additional short-term funding.
The following table presents our outstanding commercial paper borrowings.

	September 28, 2024	December 31, 2023
Commercial Paper Outstanding - U.S. Program	$359.6	$184.9
In the nine months ended September 28, 2024, we increased our borrowings under the U.S. commercial paper program to partially finance the acquisition of Svanehøj. See Note 13, Debt, to the Consolidated Condensed Financial Statements for further information.
ITT Inc. | Q3 2024 Form 10-Q | 30

All outstanding commercial paper for both periods had maturity terms of less than three months from the date of issuance.
Revolving Credit Agreement
On August 5, 2021, we entered into a revolving credit facility agreement with a syndicate of third party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, and (ii) letters of credit for a face amount of up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments by a minimum aggregate amount of $10 or any whole multiple of $1 in excess thereof. Borrowings under the credit facility are available in U.S. dollars, Euros, British pound sterling or any other currency that may be requested by us, subject to the approval of the administrative agent and each lender. We are permitted to request that lenders increase the commitments under the facility by up to $350 for a maximum aggregate principal amount of $1,050; however, this is subject to certain conditions and therefore may not be available to us. As of September 28, 2024 and December 31, 2023, we had no outstanding borrowings under the 2021 Revolving Credit Agreement. See Note 13, Debt, to the Consolidated Condensed Financial Statements for further information.
U.S. Term Loan
On September 12, 2024, the Company entered into a credit agreement (the kSARIA Credit Agreement) among the Company, as borrower, each lender from time to time party thereto, and U.S. Bank National Association, as the administrative agent, sole lead arranger and sole bookrunner.
The kSARIA Credit Agreement has a maturity of three years and provides for a term loan of $464, which had been borrowed and was used to finance the Company’s acquisition of kSARIA on September 12, 2024. Total outstanding borrowings under the kSARIA Credit Agreement were $464.0 as of September 28, 2024. See Note 13, Debt, to the Consolidated Condensed Financial Statements for further information.
Italian Term Loan
On January 12, 2024, ITT Italia S.r.l. (ITT Italia), an indirect wholly owned subsidiary of the Company, entered into a facility agreement (the ITT Italia Credit Agreement), among the Company, as a guarantor, ITT Italia, as borrower, and BNP Paribas, Italian Branch, as bookrunner, sole underwriter and global coordinator, mandated lead arranger and agent.
The ITT Italia Credit Agreement had an initial maturity of three years and provided for term loan borrowings in an aggregate principal amount of €300 (or $328.9), €275 (or $301.5) of which were used to finance the Company’s acquisition of Svanehøj, which closed on January 19, 2024. During the third quarter of 2024, ITT Italia repaid €175, representing the remaining outstanding balance on the ITT Italia Credit Agreement. Year-to-date repayments of the facility agreement totaled €275. See Note 13, Debt, to the Consolidated Condensed Financial Statements for further information.

ITT Inc. | Q3 2024 Form 10-Q | 31

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

For the Nine Months Ended	September 28, 2024	September 30, 2023
Operating activities	$339.4	$367.6
Investing activities	(794.6)	(142.0)
Financing activities	432.0	(345.2)
Foreign exchange	(4.4)	(10.4)
Total net cash from continuing operations	(27.6)	(130.0)
Net cash from discontinued operations	(0.4)	(0.2)
Net change in cash and cash equivalents	$(28.0)	$(130.2)
Operating Activities
The decrease in net cash from operating activities of $28.2 was primarily due to unfavorable working capital from timing of accounts receivable collections and higher compensation payments in the current year, partially offset by an increase in segment operating income.
Investing Activities
The increase in net cash used in investing activities of $652.6 was mainly driven by the acquisitions of kSARIA and Svanehøj, offset by proceeds from the divestiture of the Wolverine business. Refer to Note 18, Acquisitions and Divestitures, to the Consolidated Condensed Financial Statements for further information.
Financing Activities
The increase in net cash from financing activities of $777.2 was mainly driven by an increase in commercial paper borrowings and long-term debt to finance the current year acquisitions. The term loan borrowing to partially fund the Svanehøj acquisition was fully repaid during the third quarter of 2024. Refer to Note 13, Debt, to the Consolidated Condensed Financial Statements for further information. The increase was also driven by additional open-market share repurchase activity and dividend payments. Refer to Note 15, Capital Stock, to the Consolidated Condensed Financial Statements for further information.
ITT Inc. | Q3 2024 Form 10-Q | 32

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
•“Organic Revenue” is defined as revenue, excluding the impacts of foreign currency fluctuations, acquisitions, and divestitures that may or may not qualify as discontinued operations. Current year activity from acquisitions is excluded for twelve months following the closing date of acquisition. The period-over-period change resulting from foreign currency fluctuations is estimated using a fixed exchange rate for both the current and prior periods. Prior year revenue is adjusted to exclude activity during the comparable period for twelve months post-closing date for divestitures that do not qualify as discontinued operations. We believe that reporting organic revenue provides useful information to investors by helping identify underlying trends in our business and facilitating comparisons of our revenue performance with prior and future periods and to our peers.
Reconciliations of revenue to organic revenue for the three and nine months ended September 28, 2024 are provided below.

Three Months Ended September 28, 2024	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2024 Revenue	$344.9	$333.8	$207.2	$(0.7)	$885.2
Less: Acquisitions	—	40.0	15.3	(0.1)	55.2
Less: Foreign currency translation	1.5	(3.1)	—	(0.1)	(1.7)
2024 Organic revenue	$343.4	$296.9	$191.9	$(0.5)	$831.7
2023 Revenue	$359.5	$279.8	$184.0	$(1.2)	$822.1
Less: Divestitures	31.4	—	2.5	—	33.9
2023 Organic revenue	$328.1	$279.8	$181.5	$(1.2)	$788.2
Organic growth	$15.3	$17.1	$10.4		$43.5
Percentage change	4.7%	6.1%	5.7%		5.5%

Nine Months Ended September 28, 2024
2024 Revenue	$1,121.8	$998.4	$584.1	$(2.6)	$2,701.7
Less: Acquisitions	—	107.2	22.4	—	129.6
Less: Foreign currency translation	(8.4)	(6.9)	(1.3)	—	(16.6)
2024 Organic revenue	$1,130.2	$898.1	$563.0	$(2.6)	$2,588.7
2023 Revenue	$1,093.1	$839.9	$523.8	$(2.9)	$2,453.9
Less: Divestitures	31.4	—	8.4	—	39.8
2023 Organic revenue	$1,061.7	$839.9	$515.4	$(2.9)	$2,414.1
Organic growth	$68.5	$58.2	$47.6		$174.6
Percentage change	6.5%	6.9%	9.2%		7.2%
•“Adjusted Operating Income” is defined as operating income adjusted to exclude special items that include, but are not limited to, restructuring, certain asset impairment charges, certain acquisition- and divestiture-related impacts, and unusual or infrequent operating items. Special items represent charges or credits that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. “Adjusted Operating Margin” is defined as adjusted operating income divided by revenue. We believe these financial measures are useful to investors and other users of our financial statements in
ITT Inc. | Q3 2024 Form 10-Q | 33

evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.
Reconciliations of operating income to adjusted operating income (loss) for the three and nine months ended September 28, 2024 and September 30, 2023 are provided below.

Three Months Ended September 28, 2024	Motion Technologies	Industrial Process	Connect & Control Technologies	Corporate	Total ITT
Operating income	$110.0	$69.8	$38.1	$(10.0)	$207.9
Gain on sale of Wolverine business	(47.8)	—	—	—	(47.8)
Restructuring costs	0.2	0.4	0.2	—	0.8
Acquisition-related costs	—	(0.4)	1.2	—	0.8
Impacts related to Russia-Ukraine war	(0.1)	—	—	—	(0.1)
Adjusted operating income	$62.3	$69.8	$39.5	$(10.0)	$161.6
Operating margin	31.9%	20.9%	18.4%	N/A	23.5%
Adjusted operating margin	18.1%	20.9%	19.1%	N/A	18.3%

Nine Months Ended September 28, 2024
Operating income	$251.8	$199.4	$106.2	$(41.3)	$516.1
Gain on sale of Wolverine business	(47.8)	—	—	—	(47.8)
Restructuring costs	2.3	2.5	1.8	—	6.6
Acquisition-related costs	—	4.1	1.2	—	5.3
Impacts related to Russia-Ukraine war	(0.3)	—	—	—	(0.3)
Adjusted operating income	$206.0	$206.0	$109.2	$(41.3)	$479.9
Operating margin	22.4%	20.0%	18.2%	N/A	19.1%
Adjusted operating margin	18.4%	20.6%	18.7%	N/A	17.8%

Three Months Ended September 30, 2023	Motion Technologies	Industrial Process	Connect & Control Technologies	Corporate	Total ITT
Operating income	$59.4	$64.7	$33.2	$(14.2)	$143.1
Restructuring costs	1.1	0.6	0.2	—	1.9
Impacts related to Russia-Ukraine war	0.5	—	—	—	0.5
Other special items	—	(0.1)	0.1	—	—
Adjusted operating income	$61.0	$65.2	$33.5	$(14.2)	$145.5
Operating margin	16.5%	23.1%	18.0%	N/A	17.4%
Adjusted operating margin	17.0%	23.3%	18.2%	N/A	17.7%

Nine Months Ended September 30, 2023
Operating income	$170.5	$186.4	$91.0	$(38.5)	$409.4
Restructuring costs	1.5	0.9	0.4	—	2.8
Acquisition-related costs	—	—	1.6	—	1.6
Impacts related to Russia-Ukraine war	1.9	1.8	—	—	3.7
Other special items(a)	—	(0.1)	—	(3.7)	(3.8)
Adjusted operating income	$173.9	$189.0	$93.0	$(42.2)	$413.7
Operating margin	15.6%	22.2%	17.4%	N/A	16.7%
Adjusted operating margin	15.9%	22.5%	17.8%	N/A	16.9%
(a)Includes income from a recovery of costs associated with the 2020 lease termination of a legacy site.

ITT Inc. | Q3 2024 Form 10-Q | 34

•“Adjusted Income from Continuing Operations” is defined as income from continuing operations attributable to ITT Inc. adjusted to exclude special items that include, but are not limited to, restructuring, certain asset impairment charges, certain acquisition- and divestiture-related impacts, income tax settlements or adjustments, and unusual or infrequent items. Special items represent charges or credits, on an after-tax basis, that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. The after-tax basis of each special item is determined using the jurisdictional tax rate of where the expense or benefit occurred. “Adjusted Income from Continuing Operations per Diluted Share” (Adjusted EPS) is defined as adjusted income from continuing operations divided by diluted weighted average common shares outstanding. We believe that adjusted income from continuing operations and adjusted EPS are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.
Reconciliations of adjusted income from continuing operations attributable to ITT to income from continuing operations attributable to ITT and adjusted income from continuing operations attributable to ITT per diluted share to income from continuing operations attributable to ITT per diluted share (EPS) for the three months ended September 28, 2024 and September 30, 2023 are provided below. Per share amounts are reported in ones and may not calculate due to rounding.

	Three Months Ended September 28, 2024		Three Months Ended September 30, 2023
	Income from Continuing Operations	EPS	Income from Continuing Operations	EPS
Reported	$161.3	$1.96	$110.8	$1.34
Gain on sale of Wolverine business	(47.8)	(0.58)	—	—
Restructuring costs	0.8	0.01	1.9	0.03
Acquisition-related costs	0.8	0.01	—	—
Impacts related to Russia-Ukraine war	(0.1)	—	0.5	0.01
Net tax benefit of pre-tax special items	(0.7)	(0.01)	(0.5)	(0.01)
Other tax-related special items(a)	5.6	0.07	0.3	—
Adjusted	$119.9	$1.46	$113.0	$1.37

	Nine Months Ended September 28, 2024		Nine Months Ended September 30, 2023
	Income from Continuing Operations	EPS	Income from Continuing Operations	EPS
Reported	$391.5	$4.75	$319.0	$3.86
Gain on sale of Wolverine business	(47.8)	(0.58)	—	—
Restructuring costs	6.6	0.08	2.8	0.03
Acquisition-related costs(b)	5.3	0.06	1.6	0.02
Impacts related to Russia-Ukraine war	(0.3)	—	3.7	0.04
Other pre-tax special items(c)	—	—	(2.4)	(0.03)
Net tax benefit of pre-tax special items	(2.9)	(0.04)	(0.8)	—
Other tax-related special items(d)	7.3	0.10	(3.8)	(0.05)
Adjusted	$359.7	$4.37	$320.1	$3.87
(a)The three months ended September 28, 2024 includes tax expense on distributions of $4.6, tax expense from valuation allowance impacts of $2.2, and a tax benefit on return to accrual adjustments of ($1.3).
(b)The nine months ended September 28, 2024 includes inventory step-up amortization related to the acquisition of Svanehøj.
(c)2023 other pre-tax special items primarily includes income from a recovery of costs associated with the 2020 lease termination of a legacy site.
(d)The nine months ended September 28, 2024 includes tax expense on distributions of $5.4, tax expense from valuation allowance impacts of $2.2, expense from tax on undistributed foreign earnings of $1.9, a tax benefit to record a net operating loss deferred tax asset related to a prior year acquisition of $(2.0) and a tax benefit on return to accrual adjustments of ($0.6). The nine months ended September 30, 2023 includes benefits from valuation allowance reversals of ($16.1) and the amendment of our federal tax return of ($4.9), partially offset by a settlement expense related to a tax audit in Italy of $14.4 and tax expense on future distribution of foreign earnings of $2.2 and other tax-related special items of $0.6.
ITT Inc. | Q3 2024 Form 10-Q | 35

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
ITT Inc. | Q3 2024 Form 10-Q | 36

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
During the second quarter of 2024, we exhausted the remaining capacity under the 2019 Plan. As of September 28, 2024, there was $975 of remaining capacity under the 2023 Plan.
Share repurchase activity during the three months ended September 28, 2024 is shown in the table below.
Purchases of equity securities by the issuer and affiliated purchasers

PERIOD	TOTAL NUMBER OF SHARES PURCHASED(1)(3)	AVERAGE PRICE PAID PER SHARE(2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(3)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
6/30/2024 - 7/27/2024	1,323	$128.21	—	$1,000
7/28/2024 - 8/24/2024	464	$134.93	—	$1,000
8/25/2024 - 9/28/2024	182,826	$136.76	182,826	$975
(1)Excludes shares withheld in settlement of employee tax withholding obligations due upon the vesting of restricted stock unit and performance stock unit awards.
(2)Average price paid per share is calculated on a settlement basis and excludes commissions.
(3)Amounts are in whole numbers.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITT Inc. | Q3 2024 Form 10-Q | 37

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were 2.2 million Euros and 1.5 million Euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of 1.3 million Euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through September 28, 2024, however, Bornemann did pay fees of approximately 5 thousand Euros during the nine months ended September 28, 2024 and annual fees of 7 thousand Euros during 2023 to the German financial institution which is maintaining the Bond.
Rule 10b5-1 Trading Plans
During the three months ended September 28, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.
ITT Inc. | Q3 2024 Form 10-Q | 38

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

(10.1)
Credit Agreement, dated as of September 12, 2024, among ITT Inc., U.S. Bank National Association, and the other parties signatory thereto

Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 8-K dated September 12, 2024

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Condensed Financial Statements, and (vii) Cover Page

(104)	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in Inline XBRL (included in Exhibit 101).
ITT Inc. | Q3 2024 Form 10-Q | 39

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ CHERYL DE MESA GRAZIANO
Cheryl de Mesa Graziano
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
October 29, 2024
ITT Inc. | Q3 2024 Form 10-Q | 40