Form 10-K
period 2024-12-31
ITT INC.
filed 2025-02-10
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
(Registrant's telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑   No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of common stock of the registrant held by non-affiliates of the registrant on June 30, 2024 was approximately $10.5 billion. As of February 7, 2025, there were 81.4 million shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
Some of the information included herein includes forward-looking statements within the meaning of the Securities Exchange Act of 1933, and the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather represent only a belief regarding future events based on current expectations, estimates, assumptions and projections about our business, future financial results and, the industry in which we operate, and other legal, regulatory and economic developments. These forward-looking statements include, but are not limited to, future strategic plans and other statements that describe the company’s business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future events and future operating or financial performance.
We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “guidance,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would,” and other similar expressions to identify such forward-looking statements. Forward-looking statements are uncertain and, by their nature, many are inherently unpredictable and outside of ITT’s control, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such forward-looking statements.
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

2024 COMPANY SNAPSHOT
• $3.6 billion of sales across approx. 125 countries	• Approx. 11,700 employees in 39 countries
• Global presence with 67% of revenue outside the U.S.	• Balanced and diversified portfolio
MT is a global manufacturer of highly engineered brake pads, shock absorbers and damping technologies for the automotive and rail markets. IP is a global manufacturer of industrial pumps, valves, and monitoring and control systems, and provides aftermarket services for the energy, chemical and petrochemical, pharmaceutical, general industrial, marine, mining, pulp and paper, food and beverage, power generation and biopharmaceutical markets. CCT is a global designer and manufacturer of harsh-environment interconnect solutions and critical energy absorption and flow control components, primarily for the aerospace, defense and industrial markets. For additional segment information, see Segment Information section.

Business Model and Strategy
Our businesses share a common, repeatable operating model centered on our engineering capabilities. Each business applies its technology and engineering expertise to solve our customers' most pressing challenges. Our technological applications foster an ongoing business relationship with our customers which provides us with unique insight into our customers' requirements thus enabling us to develop solutions to better assist our customers achieve their business goals. Our technology and customer intimacy together provide opportunities to capture recurring revenue streams, aftermarket opportunities and content on long-lived platforms from original equipment manufacturers (OEMs).
We create long-term stakeholder value through our four strategic priorities of customer centricity, operational excellence, effective capital deployment, and sustainability and innovation. Our strategy is designed to achieve premier financial performance by combining profitable growth with operational improvements, while keeping our customers at the center of everything we do.

Our operational focus centers on safety, quality, delivery and cost. This is the foundation of the improvements we make in each of our businesses. We are establishing a higher performance culture that goes beyond the factory floor to improve the efficiency and effectiveness of all critical processes in the value chain. These initiatives encompass not only continuous improvement principles, but also leadership, talent and cultural aspects. For additional information, refer to Human Capital Management below.
When value-generating opportunities arise, we seek to expand into new markets and invest in new products that leverage our deep engineering capabilities. We continue to evaluate investments that will enable us to strategically and efficiently deploy capital, including close-to-core acquisitions that have unique and differentiated products, services and technologies. Effective capital deployment, including resource optimization and a disciplined focus on cash flow management, are a major part of how we execute our strategy and continue to deliver strong shareholder returns.
Primary Businesses and Brands
Our brands have a strong international presence across many emerging markets, including China, India, Mexico, Brazil and Saudi Arabia. Below is a list of the key brands in each segment.

OUR KEY BRANDS
MT	• ITT Friction TechnologiesTM	• KONI®	• GALT.®
	• Axtone®	• NovitekTM
IP	• Goulds PumpsTM	• Bornemann®	• i-ALERT®
	• PRO Services®	• C'treat®	• Svanehøj®
	• Rheinhütte Pumpen®	• HabonimTM	• Hamworthy Pumps®
• Engineered Valves®
CCT	• Cannon®	• VEAM®	• BIW Connector Systems®
	• Aerospace ControlsTM	• Enidine®	• Compact AutomationTM
	• Neo-Dyn® Process Controls	• Conoflow®	• Micro-ModeTM
• kSARIA®

Environmental, Social & Governance
Environmental, social & governance (ESG) practices play an essential role in our business and are firmly rooted in how we conduct our operations and in our daily decisions. Our products, manufacturing processes and innovations reflect our drive to help make the world and the communities we serve more sustainable. We believe ingraining ESG priorities into our strategy will drive long-term growth and shareholder value, help our customers meet their ESG goals and, furthermore, is simply the right thing to do.
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
▪Investment in technologies and processes to reduce CO2 emissions, waste sent to landfills, water usage and increase our energy supply security through solar installations; and
▪Development of a credible path to carbon neutrality through our Reduce–Avoid–Offset framework, in which we seek to reduce our carbon footprint and commit to using renewable energy sources.
We partner with our customers to solve challenging problems and deliver best-in-class solutions. ITT's products enable our customers to operate more efficiently, reduce their total cost of ownership and produce sustainable, environmentally friendly technologies and processes.
At the same time, it is imperative for our business to ensure our operations are efficient, sustainable and environmentally conscious. In 2021, we launched our Reduce–Avoid–Offset framework as part of our development of a credible plan to carbon neutrality. After developing the framework, we announced a goal of reducing our global Scope 1 and 2 GHG emissions for all of ITT by 10% by the end of 2026, compared to 2021. In 2022, we launched a pilot program at our three most energy-intensive locations geared towards more precise measurement and analysis of Scope 1 and 2 GHG emissions. In 2023, we expanded the program to include sites in Czechia and Mexico, and in 2024, we added our Italy and China sites to the program's scope. Additionally, in 2024, we continued our investments in solar energy by adding installations at our Orchard Park, New York, and Lancaster, Pennsylvania sites, with more efficiency projects planned.
We are subject to stringent federal, state, local, and foreign environmental laws and regulations concerning air emissions, water discharges and waste disposal. In the U.S., these include, but are not limited to, the Federal Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. We closely monitor our environmental responsibilities, together with trends in environmental laws. Separate from our Reduce–Avoid–Offset framework, we have established an internal program to assess compliance with applicable environmental requirements at our facilities. The program, which includes periodic audits of many of our locations, including our major operating facilities, is designed to identify problems in a timely manner, correct potential deficiencies and maintain continued regulatory compliance. ITT also implements a robust environmental due diligence process during mergers and acquisitions. As a result of ITT’s ongoing compliance and diligence efforts, ITT's environmental liabilities are, for the most part, not associated with current operating facilities (only two of ITT's 26 locations with current environmental obligations are associated with active operating sites). Additionally, ITT’s diligent remediation approach continues to effectively reduce the number of ongoing matters year after year.
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
For additional information regarding environmental matters, see "Critical Accounting Estimates" within Item 7, Management's Discussion and Analysis, and Note 18, Commitments and Contingencies, to the Consolidated Financial Statements.
Social
We recognize that sustainable performance and growth are made possible only through the efforts of our dynamic team of approximately 11,700 ITTers globally. Given this, one of our most important commitments as a company is to create an engaging, inspiring place to work and drive actions that enable every individual's full potential and performance. ITT provides an employee stock purchase program benefit to U.S. employees as an opportunity to invest in ITT stock at a discounted price and share in the company's success. Refer to the "Human Capital Management" section below for further information.
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
The growing complexity and frequency of cyber threats underscore the need for robust cybersecurity and data governance across all business areas. ITT is dedicated to enhancing our cybersecurity measures to safeguard employee, customer, and partner data against current and future threats. Protecting data integrity is essential for fostering a high-performance culture, meeting customer needs, and ensuring our ongoing growth and success. For additional details regarding cybersecurity matters, see "Cybersecurity" within Item 1C.
We are proud of the strides we have made with respect to our ESG efforts to date, and will continue looking for ways to improve upon these efforts to help bring additional value to our employees, customers, communities and business. For further information regarding our ESG commitment, refer to our ITT 2024 Sustainability Report (the "2024 Sustainability Report"). It is available on our website at www.itt.com/sustainability.

Human Capital Management
We believe that sustainable performance and growth are made possible only through the efforts of our dynamic team of employees. In order to continue innovating in the industries and key end markets we serve, ITT remains committed to attracting and retaining top talent globally. We strive to make ITT an engaging and safe workplace for all, and to create a higher performance culture with opportunities and training for all employees to develop and grow professionally and personally. In addition, we offer competitive compensation, benefits, and health and wellness programs.
As of December 31, 2024, we had approximately 11,700 employees located in 39 countries, including approximately 3,400 employees in the U.S. As of December 31, 2024, approximately 13% of our U.S. employees are represented by unions. No one unionized facility in the U.S. accounted for more than 15% of ITT's total revenues. In addition, many of our employees outside the U.S. are covered by collective agreements or represented by works councils or other groups. We continually focus on building strong relationships with our employees. and we have not experienced any material strikes or work stoppages in the past several years.
Health, Safety and Well-being
At ITT, the health, safety, and well-being of our employees is our number one priority. Our Environmental, Safety, Health and Security Council drives the systemic control of workplace risks and continual improvement of environmental and occupational safety and health protocols at all of our sites. We challenge ourselves to continually reduce injury frequency and severity by engaging employees in our “Accept Only Zero” safety accountability system and fostering an environment where employees take responsibility for their actions and have access to tools and training to work safely together. Despite these comprehensive measures, accidents still occur. In such cases, we report the accident, its root cause and any corrective measures taken in ITT’s company-wide accident reporting and tracking tool. Accident reporting and analysis helps ITT gauge the effectiveness of our safety initiatives and procedures across all sites, and it helps us find creative solutions to mitigate risks to our employees at our sites.
Higher Performance Culture & Engaged Meritocracy
At ITT, fostering a high-performance culture and engaged meritocracy is core to our values and critical to our success as a company. We are committed to cultivating an environment where varied ideas and perspectives drive engagement, innovation, and better business outcomes. By creating a culture that supports our employees and recognizes merit, we positively impact the performance of our people and the global communities in which we operate. We align our efforts to our strategic workplace goals by building an environment where all ITTers feel empowered to fully engage, achieve their potential, and share ideas freely. We believe our success is fueled by variety of thought, collaboration, and continuous learning from each other’s ideas and experiences. By fostering an engaged meritocracy, we position ourselves for sustained success in the global marketplace and the creation of long-term value for all stakeholders. Our most recent Employment Information Report (EEO-1 report) is available at www.itt.com/our-people/eeo-1-report, where we will also post our 2024 EEO-1 report when it becomes available.
Talent Development
In order to foster a higher-performance culture, we are committed to maintaining effective strategies to support recruiting and hiring, onboarding and training, compensation planning, performance management and professional development. We invest significant resources to develop our talent to remain a global leader in the manufacturing of highly engineered customized products and solutions. We focus on providing meaningful, equitable career development pathways and support to help ITTers realize their career aspirations. Our development philosophy is built around a “know-do” framework which includes both formal training and experiential learning. Tailored learning programs, coaching and mentoring elevate both technical and other skills (the “know”) while challenging, well-planned work experiences and global assignments prepare ITTers for current and future roles (the “do”). Successful employee development is also supported by thoughtful plans built in partnership between employees and their managers. Our development planning tools and processes ensure targeted, concrete action planning, and we promote continuous feedback and regular check-ins.

Compensation and Benefits
We provide flexible compensation and benefits programs to help meet the needs of our employees and their families. In addition to base salaries, we offer numerous benefits for eligible employees, including annual bonuses, stock awards, an employee stock purchase plan for employees in the U.S., a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, flexible work schedules, retirement benefits, employee assistance programs and tuition reimbursement. ITT’s pay and recognition practices leverage data to ensure our employees receive competitive, equitable salaries supported by evaluations of roles, experience, performance and union or works council agreements in select areas. Our variable incentive plans reinforce pay for performance and our strong belief in meritocracy. The majority of our employees are eligible for either a performance-based bonus or a statutory profit-sharing payment. The bonus plans align employee compensation with financial or operational results and individual performance. With respect to stock awards, we have used discretionary equity-based grants with time-based vesting conditions to facilitate the retention of key personnel, particularly those identified as high-performing talent.

SEGMENT INFORMATION
See Note 3, Segment Information, to the Consolidated Financial Statements for financial information about each of our segments.
Motion Technologies (MT)
The Motion Technologies segment is a manufacturer of brake pads, shock absorbers, energy absorption components and damping technologies primarily for the transportation industry, including passenger cars and trucks, light- and heavy-duty commercial and military vehicles, buses and trains. MT consists of the following primary business units: ITT Friction Technologies, KONI, and Axtone. In July 2024, we sold our Wolverine Advanced Materials (Wolverine) business. Wolverine will continue to act as a third-party supplier of high-performance shims and seals for ITT. The results of the Wolverine business are included in the consolidated statements of operations and cash flows until the date of divestiture.
ITT Friction Technologies (Friction)
Friction manufactures a range of brake pads installed as original equipment (OE) on passenger cars (both internal combustion engine vehicles, hybrids and electric vehicles) and light commercial vehicles for a variety of end customers and automotive platforms around the world. OE brake pads are sold directly to OEMs or to Tier-1 brake manufacturers. Our OE brake pads are designed to meet customer specifications and environmental regulations, and to satisfy an array of performance standards across multiple geographies. Most automotive OEM platforms (car models) require specific brake pad formulations and have demanding quality, delivery and volume schedules. Friction is a recognized industry leader in the paradigm shift towards new brake pad formulations that are designed, developed and tested specifically for electric vehicles (EVs). Success in developing brake pads for EVs has led Friction to win multiple hybrid and EV platform awards with established and new OEMs.
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
KONI
The KONI business services four main end markets: railway rolling stock for freight and passenger trains; car and racing; bus, truck and trailer; and defense.
Railway supplies a wide range of equipment for passenger rail, locomotives, freight cars, high speed trains and light rail. Offerings include customized energy absorption solutions, hydraulic shock absorbers (primary, lateral, and inter-car), yaw dampers, springs, visco-elastic and hydraulic buffers, coupler components and crash mitigation equipment. Revenue from our rail damping systems is balanced between OE and aftermarket customers. Sales are made either directly to train manufacturers and train operators carrying out scheduled train maintenance programs or indirectly through distributors.

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
Axtone
The Axtone business specializes in impact energy absorption technology and push-pull components for passenger and freight rolling stock in rail, metro and trams and the production of springs applicable across multiple industries such as rail, industrial and defense applications. Axtone develops, manufactures and distributes components designed to meet the rigorous demands of rail transportation of the most demanding customers worldwide. With a commitment to serving a global customer base, the Axtone solutions adhere to international standards with the highest level of quality, performance and durability.
KONI and Axtone are lifetime partners of rail customers, also offering repair and overhauling capabilities for their products.
Other Information
MT has a global manufacturing footprint with advanced automation capabilities, with production facilities in Europe, China, and North America. MT competes in markets primarily served by large and well-established national and global companies. Key competitive drivers within the brake pad business include technical expertise, formulation development capabilities, scale production, product performance, high-quality standards, cost, customer intimacy, reputation and the ability to meet demanding delivery and volume schedules in a limited amount of time. We have well-established, long-term relationships with our OE and OES brake pad customers based on mutual trust, local proximity and a wide range of cooperative activities, ranging from design, to sampling, prototyping and testing phases of brake pads.
MT's sales to Continental, a supplier to the automotive industry and MT's largest customer, represented 17% of MT's revenue, and approximately 7% of ITT's total revenue in 2024. Automaker requests to use ITT brake pads in their Continental-produced braking systems (calipers) typically account for approximately half of MT's revenue from Continental. These automaker requests are generally formalized through supply agreements signed directly between MT and the automakers. The remainder of MT's sales to Continental is through a long-term agreement to supply Continental with aftermarket parts.
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
Industrial Process (IP)
The Industrial Process segment is an OEM and an aftermarket parts and service provider of industrial pumps, valves, plant optimization and remote monitoring systems and services. IP's products serve an extensive base of customers ranging from large multi-national companies and engineering, procurement and construction (EPC) firms to regional distributors and various other end-users. IP's customers operate in global infrastructure and natural resource markets such as energy, chemical and petrochemical, pharmaceutical, general industrial, marine, mining, pulp and paper, food and beverage, power generation and biopharmaceutical. IP's marketplace-recognized brands include Goulds PumpsTM, Bornemann®, Rheinhütte Pumpen®, Engineered Valves®, PRO Services®, C'treat®, i-ALERT® and, HabonimTM,
In January 2024, we acquired Svanehøj Group A/S (Svanehøj) incorporating the Svanehøj® and Hamworthy Pumps® brand pumps into IP's portfolio. Svanehøj is a Denmark-based supplier of pumps and related aftermarket services with leading positions in cryogenic applications for the marine sector. Svanehøj employs approximately 400 employees and has operations in Denmark, Singapore and France. Svanehøj had sales of approximately $148 in 2023. Svanehøj Tank Control Systems develops and produces technologies that enhance the safety of liquified natural gas (LNG), cryogenic and refrigerated storage – both onshore and offshore.

Industrial Pumps
Industrial pumps are used by a wide array of customers and applications primarily in the chemical, energy, marine, mining, general industrial, pharmaceutical and power generation markets. IP designs and manufactures configured-to-order and standards-based industrial pumps that are highly engineered and customized to customer needs. These products include a broad portfolio of centrifugal and twin-screw positive displacement pumps that meet the following industry-recognized standards: American Petroleum Institute (API), American National Standards Institute (ANSI), ATmosphere EXplosible, European Directive 2014/34/EC (ATEX), IEC standards (IECEx) and International Organization for Standardization (ISO). Our project pumps are generally part of larger and more complex capital projects, have longer lead times than baseline pumps and are generally managed by EPC firms.
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
Aftermarket
Our aftermarket solutions, which represented 43% of IP's revenue in 2024, provide customers with replacement parts, services and plant optimization solutions that reduce total cost of ownership of pumps and rotating equipment, and cryogenic applications for the marine sector. In addition to providing standard repairs, IP also develops engineered solutions for specific customer process issues. Examples include innovative technologies like PumpSmart® Control & Protection Technology and i-ALERT® Equipment Health Monitoring Devices, which remotely control and monitor pumps and other rotating equipment in an industrial environment.
Other Information
IP has a global manufacturing footprint with significant operations in the United States, South Korea, Saudi Arabia, Mexico, Germany, Denmark, and Singapore. IP markets its products via a global and diversified sales channel structure. Sales to independent distributors, who service end-users, account for approximately one-third of IP's revenue. We also sell directly to end-users through our customer-focused direct sales and service organization. In addition, we have focused channels dedicated to supporting EPC firms as their needs are often distinct from those of distribution and end-user customers.
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
Connect & Control Technologies (CCT)
The Connect & Control Technologies segment designs and manufactures a range of highly-engineered connectors, cable assemblies, and specialized products for critical applications supporting various markets including aerospace and defense, industrial, transportation (including EVs), medical and energy. CCT’s products are often components on long-lived platforms that generate recurring aftermarket and replacement opportunities. CCT has organized its business around product offerings and end-user markets, with dedicated teams specializing in solutions for their specific markets, providing focused customer support and expertise.
Connector Products
The connector product portfolio includes high-performance connectors of the following types: Circular, Rectangular, Radio Frequency, Fiber Optic, D-sub Miniature and Micro-Miniature. Brands include Cannon®, VEAM®, Micro-ModeTM, and BIW Connector Systems®, which deliver solutions to enable the transfer of data, signals and power for various end-user markets including aerospace, defense, industrial, transportation, medical and energy. These brands are known for high-performance, high-reliability solutions which withstand high temperatures and pressure and are resistant to corrosive environments. In certain harsh environment markets, our connector products are considered market leaders because of our technological capabilities, cost performance and global footprint.

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
Products for the energy markets include connectors that provide power for electric submersible pumps in oil wells and reservoir monitoring instruments. Specific product applications include electrical power penetrators for wellheads, packers and pods that are able to accommodate various sizes and provide for multiple sealing strategies and ratings.
Cable Assembly Products
In September 2024, ITT acquired kSARIA Parent, Inc. (kSARIA), a leading producer and supplier of mission-critical connectivity solutions for the defense and aerospace end markets. kSARIA produces highly engineered cable assemblies for avionics, sensors, communications and networking applications that are highly complementary to ITT’s existing connector portfolio. Headquartered in Hudson, New Hampshire, kSARIA has approximately 1,000 employees across six manufacturing sites in North America. The business generated approximately $175 in sales in 2023.
Control Products
The control product portfolio consists of highly engineered actuation, flow control, energy absorption, environmental control, and composite component solutions for the aerospace, defense and industrial markets.
Control products for the aerospace and defense markets include actuators, valves, pumps and switches for flow control applications, rate controls, seat recline locks and elastomer isolators for aircraft interiors, elastomeric bearings for rotorcraft vibration isolation, heaters, hoses, and composite ducting for environmental control systems. Brands include Aerospace Controls® and Enidine®.
Control products for the industrial markets include shock absorbers, wire ropes and actuators for factory and warehouse automation, regulators and switches for process control applications, seismic isolators and large bore shocks for protection of critical infrastructure, and regulators for natural gas vehicles. Brands include Enidine®, Compact AutomationTM, Turn-Act®, Neo-Dyn® and Conoflow®.
Other Information
CCT has a global production footprint, including facilities in the United States, Mexico, Germany, Italy, China and Japan, which provide close geographic proximity to key customers. CCT competes with a large number of companies in highly fragmented industries, ranging from large public multi-national corporations to small privately-held local firms, depending on the product line and region. CCT's ability to compete successfully depends upon numerous factors including quality, price, lead time, performance, brand recognition, customer service, innovation, application expertise and previous installation history. In addition, collaboration with customers to deliver a wide range of product offerings has allowed CCT to compete effectively, to cultivate and maintain strong customer relationships and to expand into new markets. CCT products are sold directly and indirectly through numerous channels, including distributors. CCT has long-lasting relationships with distributors, as many have been selling certain CCT products for decades. Sales to distributors represented approximately 30% of CCT's 2024 revenue.

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
Our operating results are generally exposed to fluctuations in the prices and supply constraints of raw materials and commodities due to inflation, supply chain disruptions, foreign currency fluctuations, and tariffs imposed by the U.S. and other countries. We continually monitor the business conditions of our supply chain to maintain our market position and to avoid potential supply disruptions. In 2024, supply disruptions for raw materials and component parts adversely affected our ability to deliver products to our customers. Because of the rising demand for raw materials globally, we have experienced increases in prices and delays in supply, particularly in the first half of the year, which impacted our financial results. We have been able to mitigate the impact of this inflation via fixed-price supply contracts with suppliers, price increases to customers and productivity savings. We typically acquire materials and components through a combination of blanket and scheduled purchase orders to support our materials requirements for an average of four to eight weeks, except for some specialty materials. In limited circumstances, we may have to obtain scarce components for higher prices on the spot market, which may have a negative impact on our results. We also acquire certain inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. We evaluate hedging opportunities to mitigate or minimize the risk of margin erosion resulting from the volatility of commodity prices. The challenges associated with supply chain disruptions, geopolitical disruptions, and inflation are expected to continue in 2025, and we are unable to reasonably predict when they will be resolved. As a result, we cannot provide assurance that we will not be adversely affected by materials price volatility or the availability of supplies to meet customer demand in the future.
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
Research and Development
Research and Development (R&D) is key to our strategy and is generally focused on the design of highly engineered critical components. Our R&D teams develop competitive products to address our customers' needs in the markets we serve. In addition, we work closely with our customers to engineer solutions to fit their particular applications, thus enabling our customers to achieve their goals. For example, during 2024, we continued to invest in the Embedded Motor Drive (EMD), which is now in customer field trials. The EMD is a state-of-the-art variable speed motor that eliminates the need for mechanical controls, reduces energy consumption and CO₂ output and ensures that flow controls are more precise. Additionally, our Friction brake pad business, a global leader in R&D for braking technologies, continues to develop new brake pad formulations for electric and hybrid vehicles, as well as ground-breaking innovations for low-emission braking technology. We believe R&D is a source of competitive advantage and we continue to invest approximately 3% of revenue annually, in new product innovation and other R&D efforts.
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

General Developments of the Business
Acquisitions and Divestitures

Date of Transaction	Type	Segment	Business Acquired	Description
September 12, 2024	Acquisition	CCT	kSARIA Parent, Inc.	Leading producer and supplier of mission-critical connectivity solutions for the defense and aerospace end markets.
July 22, 2024	Divestiture	MT	Wolverine Advanced Materials	Manufacturer of automotive braking components and sealing solutions.
January 19, 2024	Acquisition	IP	Svanehøj Group A/S	Supplier of pumps and related aftermarket services with leading positions in cryogenic applications for the marine sector.
December 29, 2023	Divestiture	CCT	Matrix Composites, Inc.("Matrix")	Manufacturer of precision composite components in the aerospace and defense market.
May 2, 2023	Acquisition	CCT	Micro-Mode Products, Inc.	Specialty designer and manufacturer of high-bandwidth radio frequency (RF) connectors for harsh environment defense and space applications.
We continue to grow our core businesses and enhance the ITT portfolio further through mergers and acquisitions. In 2024, we have taken a significant step in reshaping the ITT portfolio towards attractive pump applications and defense and aerospace interconnect markets, while reducing our automotive exposure. Other than as described herein, there have been no significant developments since our previous Form 10-K filing. See Note 21, Acquisitions, Investments, and Divestitures, to the Consolidated Financial Statements for additional information.

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
Adverse global macroeconomic conditions, including due to heightened geopolitical tensions, inflation, slowing growth or a recession, currency fluctuations, new or increased tariffs or barriers to trade, tighter credit, higher interest rates, union strikes, and higher unemployment rates can negatively impact customer confidence, spending, and demand for our products and services. In addition, these conditions can negatively impact our customers and suppliers. A downturn in the economic environment can also lead to increased credit and collectability risk or slower collection on the Company's trade receivables, increased bankruptcy risk amongst our suppliers, the failure of derivative counterparties or other financial institutions, limitations on the ability of the Company to issue new debt, reduced liquidity, declines in the fair value of the Company's financial instruments, and increased impairment risk for the Company's goodwill and intangible assets. We have experienced and in the future may continue to experience volatility in revenues, operating results and profitability primarily as a result of these uncertain global macroeconomic conditions.
Our business has been, and may continue to be, adversely affected by raw material price volatility, a limited number of suppliers and the inability of suppliers to meet quality and delivery requirements.
Our business relies on third-party suppliers for raw materials, components and contract manufacturing services to produce our products. Commodity prices and the prices for other raw materials necessary for production have fluctuated, and may continue to fluctuate, and in 2024 increases in raw material costs negatively impacted our financial results. We are not always able to pass along raw material and component price increases to our customers which has impacted, and may continue to impact, our sales growth and profitability.
In addition, the supply of raw materials to ITT and to its component parts suppliers has been, and may continue to be, interrupted for a variety of reasons affecting our suppliers, including congested shipping ports around the world, production interruptions, heightened geopolitical tensions, including related to the Russia-Ukraine and the Middle East conflicts, global pandemics, the impaired financial condition of a particular supplier, capacity constraints, labor disputes or shortages, the ability to meet regulatory requirements and commitments to other purchasers. For most of our products, we have existing alternate sources of supply, or the required materials have historically been readily available. In limited instances, we depend on a single source of supply, manufacturing or assembly, or participate in commodity markets that may be subject to a limited number of suppliers. Although we believe we could obtain and qualify alternative sources for most sole and limited source supplier materials if necessary, the transition to an alternative source could be complex, costly, and protracted, especially if the change requires us to redesign our systems or re-qualify our products. In 2024, decreased availability of raw materials and component parts adversely affected our ability to deliver products to our customers and resulted in increased backlog.
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
We regularly review our portfolio of businesses and pursue growth through the acquisition of other companies, assets and product lines that either complement or expand our existing businesses. In addition, from time to time, we make minority investments in other early-stage companies, and we risk losing part or all of our capital in any such investment. Refer to Note 21, Acquisitions, Investments, and Divestitures, for further information regarding acquisitions and investments made during the year. Although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses we acquire, a level of risk remains regarding the actual operating condition of these businesses. Until we actually assume operating control of these businesses and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of, or challenges facing, the acquired businesses and their operations. Acquisitions involve a number of risks and present financial, managerial and operational challenges that could have a material adverse effect on our reputation, financial results and business. These include the possibility that:
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
We have divested a number of businesses, including as part of spin-offs in 1995, 2011, our sale of InTelCo Management LLC (InTelCo), the entity holding asbestos-related assets and liabilities in 2021, and Wolverine in 2024. With respect to some of these former businesses, we have contractually agreed to indemnify the counterparties against, or otherwise retain, certain liabilities including certain product liability claims and environmental matters. Even without ongoing contractual indemnification obligations, we could be exposed to liabilities arising out of such divestitures. Although the counterparties to those divestitures may have agreed to indemnify us or assume certain liabilities relating to those divestitures, there can be no assurance that the indemnity or assumption of liability by the counterparties will be sufficient to protect us against the full amount of these liabilities or that a counterparty will be able to fully satisfy its obligations. Third parties also could seek to hold us responsible for any of the liabilities that a counterparty agreed to assume. Even if we ultimately succeed in recovering any amounts for which we were initially held liable, we may be temporarily required to bear these losses ourselves.
The industries in which we operate are experiencing a skilled labor shortage and if we are unable to hire and retain key personnel, including engineering talent and senior management talent, our ability to operate or grow our business could be negatively impacted.
The manufacturing industry is currently experiencing a skilled labor shortage. This shortage has created difficulties for the Company in attracting and retaining factory employees, in meeting customer demand and in controlling labor costs. We currently have a significant number of open positions, and we expect this to remain so in 2025. A failure to attract or retain engineering and other highly skilled personnel could adversely affect our operating results, our ability to deliver products and services to our customers and our ability to grow our business. Our future success will continue to depend, to a significant extent, on our ability to attract or retain engineers, senior management, our skilled labor source and other key personnel, which will depend on our ability to offer competitive compensation, training, flexibility and other benefits that our current and prospective employees desire.

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
We manufacture key components that are integral to the operation of systems and manufacturing processes in the markets we serve. The reliability and performance of our products are critically important to our customers and the users of their products. Accordingly, quality is extremely important to us and our customers due to the potentially costly consequences of product failure. Our quality certifications, including products manufactured to military specifications, are critical to the marketing success of our goods and services. Our success in part depends on our ability to attract and retain skilled engineers and to manufacture to exact tolerances precision-engineered components, subassemblies and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, it could damage our reputation as a manufacturer of high-quality components, which could hurt our ability to remain competitive and result in a loss of customers, market share or product sales.
Maintaining and improving our competitive position will require our continued investment in manufacturing, research and development, engineering, marketing, customer service and support, and our distribution networks. Insufficient investment in these areas may result in a failure to maintain our competitive position. In addition, our existing competitors, or potential new competitors, may develop products that are cheaper and/or superior to our products, develop more efficient or effective methods of providing products and services, or adapt more quickly than we do to new technologies or evolving customer requirements. These pressures may result in us having to take actions, such as adjusting the prices of certain products, in order to stay competitive.
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
Our information technology systems and those of our third-party service providers may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, cybersecurity incidents and user errors that may affect our operations. Although we actively manage the risks to our information technology systems that are within our control, we can provide no assurance that our actions or those of our third-party service providers will always be successful in eliminating or mitigating risks to our systems, networks or data. Even the most well-protected information technology systems could be vulnerable to internal and external cybersecurity incidents including, but not limited to, those by employees and by computer hackers and other threat actors utilizing techniques such as phishing, ransomware or denial of service attacks. We have experienced cybersecurity incidents in the past which have not had a material impact on our operations or financial results. If we experience a future disruption in our information technology systems, it could result in the loss of sales and customers and significant incremental costs, which could materially adversely affect our business. In addition, as a provider of products and services to government and commercial customers, and particularly as a government contractor, we are subject to a heightened risk of cybersecurity incidents caused by computer viruses, illegal break-ins or hacking, sabotage, or acts of vandalism, including by foreign governments, hackers and cyber terrorists. Furthermore, information technology security threats are increasing in sophistication, intensity and frequency. A cybersecurity incident may occur, including breaches that we may be unable to detect in a timely manner. The unavailability of our information technology systems, the failure of these systems to perform as anticipated for any reason, or any significant breach of security could cause significant disruption to our business or could result in decreased performance and increased costs.
We continue to monitor data security regulations in the jurisdictions in which we operate. The processing and storage of certain information is increasingly subject to privacy and data security regulations, and many such regulations are country-specific. The interpretation and application of data protection laws in the U.S., Europe, China, and elsewhere are uncertain, evolving and may be inconsistent across jurisdictions. Compliance with these various laws may be onerous and require us to incur substantial costs or to change our business practices in a manner that adversely affects our business, while failure to comply with such laws may subject us to substantial penalties.
If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our security processes and procedures and our compliance with evolving privacy and data security regulations and government cybersecurity requirements for government contractors, potentially causing us to lose business. A breach could also result in the loss of our intellectual property, potentially impacting our long-term capability to compete for sales of affected products. In addition, a breach of security of our information technology systems could result in litigation, regulatory action and potential liability, as well as increased costs to implement further information security measures. If we are unable to prevent, detect or adequately respond to cybersecurity incidents, our operations could be disrupted, our reputation could be harmed, and our business and financial condition could be materially and adversely affected.
The Company’s ability to manage its business and monitor results is highly dependent upon information and communication systems, and a failure of these systems, including flaws in the implementation of any business system, could adversely impact our business or financial results.

The Company is dependent upon a variety of information technology IT systems, including business systems and communication systems, to operate its business. Over the past several years, we have been implementing new business systems at many of our sites, including within our shared services subsidiary, and we expect these implementations to continue for the next several years. These implementations have required and will continue to require significant investment in capital and deployment of human resources. Potential flaws in implementing business systems or in the failure of any portion or module of the business system(s) may pose risks to our ability to operate successfully and efficiently. In addition, failure to implement the appropriate internal controls with respect to new business systems may result in the business systems producing inaccurate or unreliable information. Any disruptions, delays or deficiencies in the design or implementation of the new business systems or related internal controls, or in the performance of legacy IT systems, could adversely affect the Company’s ability to effectively manage its business, which could adversely affect the Company’s reputation, competitive position and financial results.

A significant portion of our revenue is derived from a single customer. Loss of this customer, a loss of business with this customer, or a reduction in this customer's market share, could adversely impact our financial results.
Sales to Continental, a supplier to the automotive industry and ITT's largest customer, were approximately 7% of our total revenue in 2024. Requests by automakers to use ITT brake pads in their Continental-produced braking systems (calipers) typically account for approximately half of MT's revenue from Continental. These automaker requests are generally formalized through supply agreements signed directly between MT and the automakers. The remainder of MT's sales to Continental in 2024 was generated from a 10-year agreement to supply Continental with aftermarket parts, which is effective through December 31, 2033, although there can be no assurance that we are able to retain this customer's business in the future. The loss of this customer, or a reduction in this customer's market share could have a material adverse effect on our business, results of operations or financial condition.

Due to our operations and sales outside of the U.S., we are subject to inherent business risks, including the imposition of tariffs, which may adversely affect our financial results.
Our international operations, including U.S. exports, comprise a growing portion of our operations and are a strategic focus for continued future growth. Our sales in emerging markets such as Mexico, South America, China, and the Middle East have been increasing. In both 2024 and 2023, approximately 67% of our total sales were to customers operating outside of the United States. Our sales from international operations and export sales are subject to varying degrees of risks inherent in doing business outside of the United States. These risks include the following:
•war or geopolitical instability in regions where we operate;
•fluctuations in foreign exchange rates;
•possibility of unfavorable circumstances arising from host country laws or regulations;
•restrictions, regulations, or tax liabilities on currency repatriation;
•potential negative consequences from changes to taxation policies;
•the disruption of operations from labor and political disturbances; and
•our ability to hire and maintain qualified staff in these regions.
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
Because a significant portion of our sales are to customers operating outside the U.S., our financial results have been, and may continue to be, adversely impacted by foreign currency fluctuations, which are influenced by changes in global macroeconomic conditions. The primary foreign currencies to which we have exposure are the Euro, Chinese renminbi, Czech koruna, Danish krone, Singapore dollar, Polish zloty, South Korean won, Saudi riyal, Mexican peso, and Israeli new shekel. Any significant change in the value of currencies of the countries in which we do business relative to the value of the U.S. dollar could reduce our revenue, impact our ability to sell products and control costs, thus our financial results have been, and may continue to be, adversely affected upon translation. In addition, our international subsidiaries report their results of operations and financial position in their respective local currencies (i.e., functional currencies), which are then translated into U.S. dollars for financial reporting purposes. From time to time, we enter into derivative contracts to hedge some of our foreign currency exposures. However, our hedging strategy may fail to reduce our exposure and could even result in an unfavorable impact on our financial results. Refer to Note 20, Derivative Financial Instruments, for further information.
The cost of compliance with increasingly complex and often conflicting regulations worldwide can also impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable profit margins.
Tariffs remain uncertain and may continue to have a negative impact to our business.
Over the last seven years the U.S. government has undertaken a series of actions to increase tariffs on certain goods imported into the U.S. There is a possibility the current presidential administration may also impose new or increased U.S. import tariffs, initially focusing on goods from Mexico, Canada, and China, with the potential for additional countries to be affected. In response to prior tariffs, certain governments imposed retaliatory tariffs on various goods, and in response to new or increased U.S. tariffs, have threatened to similarly retaliate. Prior tariffs have negatively impacted demand for our products as well as the cost of certain parts and materials that we purchase from vendors located overseas, particularly in China. Although we have been mitigating, and will continue attempting to mitigate, the impact of tariffs by supplier and customer negotiations, diversification strategies and pricing actions, there can be no assurance that our mitigation actions will be effective. At this time, it remains unclear what further measures will be implemented or if additional countries will impose retaliatory tariffs. Any new or continued trade disputes or increased tensions between the U.S. and other countries, and any governmental actions, including further increases of existing tariffs or the imposition of new tariffs, may continue to adversely impact demand for our products, increase our costs, and disrupt our supply chain. These risks, in turn, could have a material adverse effect on our business results of operations and financial condition.

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
Our customer's businesses, particularly those in the energy, chemical and mining industries, which represented approximately 11%, 8%, and 3%, respectively, of our 2024 revenue, are to varying degrees cyclical and have experienced, and may in the future experience, periodic downturns of varying severity. For example, the volatility of the energy market has generally been dependent upon the prevailing view of future gas and oil prices, which are influenced by numerous supply and demand factors, including availability and cost of capital, global and domestic economic conditions, environmental regulations, policies of the Organization of the Petroleum Exporting Countries (OPEC) countries and Russia and other factors. Our customers in these industries, particularly those whose demand for our products and services is primarily profit-driven, have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. Additionally, fluctuating energy demand forecasts and commodity pricing and other macroeconomic factors may cause our customers to be more conservative in their capital planning, which could reduce demand for our products and services, result in the delay or cancellation of existing orders, or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in our industry. These factors could have a material adverse effect on our business, results of operations and financial condition.
A material business interruption, particularly at one of our manufacturing facilities, could negatively impact our ability to generate sales and meet customer demand.
If operations at one or more of our manufacturing facilities were to be disrupted or damaged as a result of war (including related to Russia-Ukraine, the Middle East, and China-Taiwan), an epidemic or pandemic, changing weather or climate conditions (including increases in storm intensity, sea-level rise, melting of permafrost and temperature extremes on facilities or operations; and changes in the availability or quality of water, or other natural resources on which our business depends), IT system failure, cyber-attack, equipment failure, labor dispute, natural disaster, power outage, flood, fire, explosion, act of terrorism, relocation of production location or any other catastrophic event or reason, our ability to meet customer demand for our products may be impacted. We have business continuity plans in place to mitigate the effects of such interruptions, but these plans may not be sufficient to resolve the issues in a timely manner. A significant interruption in production capability could also require us to make substantial payments due to non-performance. In addition, although we have insurance for certain covered losses, there can be no assurance that such insurance will be sufficient. In addition, any recovery under our insurance policies would be subject to deductibles and, depending on the coverage, may not offset the lost revenues or increased expenses that may be experienced during the disruption of operations.
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
The ESG factors by which companies’ corporate responsibility practices are assessed have been evolving and may continue to evolve. Additionally, requirements on U.S. public companies and companies with European operations with regards to ESG compliance have been increasing and may continue to increase, including, but not limited to, the SEC's rule requiring extensive climate-related disclosures, California's Climate Accountability Laws, and the European Union's Corporate Sustainability Reporting Directive (CSRD), which will require third-party assurance disclosures. These evolving standards and regulations have caused us, and may continue causing us, to undertake costly initiatives to satisfy such new criteria. If we are unable to satisfy new corporate responsibility criteria, investors may conclude our policies are inadequate and choose not to invest in our securities or to divest all or a portion of their current holdings, which in either case may adversely affect the price of our securities.
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

We are closely monitoring the potential passage of new U.S. and foreign tax legislation, which could result in substantial changes to the current U.S. or foreign tax systems. In October 2021, the Organization for Economic Cooperation and Development (OECD) and G20 Finance Ministers reached an agreement, known as Base Erosion and Profit Shifting (BEPS) Pillar Two, which is a multi-jurisdictional plan of action to address base erosion and profit shifting. On December 20, 2021, the OECD released the Model GloBE Rules for Pillar Two defining a 15% global minimum tax rate for large multinational corporations. Countries are implementing legislation with widespread adoption of the Model GloBE Rules for Pillar Two. We continue to evaluate the Model GloBE Rules for Pillar Two and related legislation, and their potential impacts. Continuing enactment of these regulations could increase the amount of global corporate income tax paid by the Company. These increases could have a material adverse effect on our effective tax rate. As the effects of a change in U.S. or foreign tax law must be recognized in the period in which the new legislation is enacted, should new legislation be signed into law, our financial results could be materially impacted.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the Inflation Reduction Act) into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (the Corporate AMT) of 15% on the adjusted financial statement income (AFSI) of corporations with an average AFSI exceeding $1.0 billion over a three-year period. The Corporate AMT was effective for the Company beginning in 2023. Given the AFSI threshold, the Corporate AMT was not applicable to the Company in 2024, but the Corporate AMT may have potential impacts on our future U.S. tax expense, cash taxes and effective tax rate. Additionally, the Inflation Reduction Act imposes a 1% excise tax on the fair market value of net stock repurchases made after December 31, 2022. Although the impact of this provision was not material in 2024 and future impacts will be dependent on the extent of share repurchases made in future periods, there can be no assurance that our business operations and financial condition will not be materially impacted by this provision in the future.
Changes in environmental laws or regulations, the discovery of previously unknown or more extensive contamination or the failure of a potentially responsible party to perform may adversely affect our financial results.
We are subject to a variety of federal, state, local and foreign laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals, gases and other substances used in manufacturing our products, as well as laws related to greenhouse gas emissions (including cap-and-trade laws). These laws could require us to incur substantial expenses. Environmental laws and regulations allow for the assessment of substantial fines and criminal sanctions as well as facility shutdowns to address violations and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. The discovery of previously unknown or more extensive contamination at a site which the Company previously operated or currently operates could suddenly subject the Company to costly remediation efforts. We could be affected directly or indirectly through impacts on our customers and suppliers by changes in environmental laws or regulations, including, for example, those imposed in response to vapor intrusion or climate change concerns and violations by us of such laws and regulations. We may also be impacted by the adequacy of insurance policies, our inability to recover costs associated with any such developments, or financial insolvency of other potentially responsible parties which could have a material adverse effect on our business, financial condition and results of operations. In addition, new laws and regulations that might reduce demand for oil and gas production or power generation may result in lower spending by some of our IP customers.
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
We have established a proactive approach to identify and manage material cybersecurity threats which includes, but is not limited to, the following:
•An end-user cybersecurity awareness program that requires annual training completion, monthly simulated phishing emails to assess user susceptibility and provide training on emerging threats, and ongoing awareness communications throughout the year to reinforce learnings and raise awareness of specific, actively exploited threat vectors;
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
During 2024, there were no cybersecurity incidents that had a material effect on the Company. Furthermore, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us to date, including our business, business strategy, results of operations, or financial condition. For a discussion of prospective risks related to potential cybersecurity incidents, please refer to Item 1A, Risk Factors.

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
ITT employs a team of certified cybersecurity professionals responsible for assessing and managing cybersecurity risks, led by the Chief Information Security Officer (CISO), who altogether make up ITT’s Cyber Security Operations Center (CSOC). The qualifications of our cybersecurity team include the following industry-recognized certifications: ISC2 Certified Information Systems Security Professional (CISSP), Certified Cloud Security Professional (CCSP), Certified Ethical Hacker (C|EH), Security+, and IAPP Certified Information Privacy Professional (CIPP/US). Additionally, our cybersecurity team possesses several certifications from the SANS Institute’s Global Information Assurance Certification (GIAC) program, the top cybersecurity accreditation body in the world. These include GIAC Incident Handler Certification (GCIH), GIAC Certified Systems and Network Auditor (GSNA), GIAC Foundational Cybersecurity Technologies (GFACT) and others. The CSOC monitors the global ITT landscape for cyber threats, provides prevention strategies, initiates incident response for detected intrusions, and prescribes proactive and reactive mitigation strategies. The CSOC serves as the cornerstone for protecting, assessing, and managing cybersecurity risks for the enterprise, which includes, but is not limited to, back-office processes, critical manufacturing processes, intellectual property, and sensitive data. The CISO reports to the Chief Information Officer (CIO), who in turn reports to the Chief Financial Officer (CFO). The CIO has over 21 years of experience in information technology, including 14 years at ITT, while the CISO brings over 28 years of experience in information technology, with the last 22 years focused on information security and cybersecurity across various industries. The combined expertise and qualifications of our cybersecurity team enable us to effectively monitor, assess, and respond to cybersecurity threats.
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
We own or lease approximately 180 manufacturing plants, warehouses, service centers, and sales and administrative offices to support our operations. These properties are located in various regions around the world, including North America, Europe, Asia, South America and the Middle East. We consider these properties to be in good condition with sufficient capacity to accommodate the Company’s needs.
The following table summarizes the number of our material properties (other than our corporate headquarters) by business segment as of December 31, 2024. We consider our properties containing 25,000 square feet or more, which primarily consist of manufacturing locations, to be material. Our material properties account for over 95% of the total square feet of our properties.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Number of Owned Locations	11	17	3	31
Number of Leased Locations	6	24	12	42
Total Locations	17	41	15	73

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to environmental exposure, intellectual property matters, copyright infringement, personal injury claims, product liabilities, employment and employee benefit matters, government contract issues and commercial or contractual disputes and acquisitions or divestitures. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 18, Commitments and Contingencies, to the Consolidated Financial Statements.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company as of February 3, 2025, are listed below.

Name	Age	Current Title
Luca Savi	59	President and Chief Executive Officer
Davide Barbon	55	Senior Vice President and President, Motion Technologies and Asia Pacific
Emmanuel Caprais	50	Senior Vice President and Chief Financial Officer
Cheryl de Mesa Graziano	52	Vice President and Chief Accounting Officer
Michael Guhde	55	Senior Vice President and President, Connect & Control Technologies
Bartek Makowiecki	46	Senior Vice President, Chief Strategy Officer & President, Industrial Process
Lori B. Marino	50	Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Secretary
Emrana Sheikh	53	Senior Vice President and Chief Human Resources Officer
Luca Savi has served as our Chief Executive Officer, President and a director of the Company since January 2019. He previously served as President and Chief Operating Officer of the Company from August 2018 to December 2018 and as Executive Vice President and Chief Operating Officer from January 2017 to August 2018. Prior to that, he served as Executive Vice President, Motion Technologies from February 2016 to January 2017 and as Senior Vice President and President, Motion Technologies from November 2011 to February 2016. Prior to joining ITT, Mr. Savi served as Chief Operating Officer, Comau Body Welding at Comau, a subsidiary of the Fiat Group responsible for producing and serving advanced manufacturing systems, and from 2009 to 2011 as Chief Executive Officer, Comau North America from 2007 to 2009. Mr. Savi previously held leadership roles at Honeywell International, Royal Dutch Shell and technical roles at Ferruzzi-Montedison Group. Mr. Savi is currently a director of MSA Safety Inc. and serves as the chair of its compensation committee.
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

Cheryl de Mesa Graziano has served as our Vice President and Chief Accounting Officer since November 2022. Prior to joining ITT, she was Chief Accounting Officer of Party City Holdco Inc. where she held positions of increasing responsibility from November 2019 through October 2022. She previously held positions of increasing responsibility at Stanley Black & Decker, Inc. from May 2013 to October 2019, including Assistant Corporate Controller and Global Leader, Corporate Technical Accounting and Compliance. Before 2013, Ms. de Mesa Graziano held finance leadership roles at other companies including IBM and Financial Executives International.
Michael Guhde has served as our Senior Vice President and President, Connect & Control Technologies since February 2024. Prior to joining ITT Mr. Guhde served as Vice President and General Manager at Illinois Tool Works (ITW) from June 2018 to February 2024. Prior to ITW, he spent more than twenty years at Parker Hannifin in general manager, global sales and operations roles.
Bartek Makowiecki has served as our Senior Vice President, Chief Strategy Officer & President, Industrial Process since September 2024. Mr. Makowiecki previously served as our Senior Vice President, Strategy and Business Development since September 2021. Prior to joining ITT, he served as Global Head of Strategy, M&A and Venturing of Ingredion Incorporated from October 2017 to September 2021. Immediately prior, he served as Director, Corporate Strategy & Head of M&A at Owens Corning from November 2015 to October 2017. Prior to that, Mr. Makowiecki held roles of increasing responsibility in global strategy and M&A at Parker-Hannifin Corporation from August 2003 to October 2015.
Lori B. Marino has served as our Senior Vice President and Chief Legal Officer since January 2023. She was appointed as Secretary and Chief Compliance Officer in October 2023. Ms. Marino previously served as Vice President, Deputy General Counsel and Secretary of ITT from May 2016 to April 2019 and as Vice President, Chief Corporate Counsel and Corporate Secretary from September 2013 to May 2016. Prior to rejoining ITT, Ms. Marino served as Executive Vice President, General Counsel, Secretary and Chief Human Resources Officer at New Senior Investment Group Inc. from April 2019 to September 2021.
Emrana Sheikh joined ITT as our Senior Vice President and Chief Human Resources Officer in February 2025. Prior to joining ITT, Ms. Sheikh served as Chief Talent & Diversity Officer at Kenvue Inc. since July 2024. Prior to that, Ms. Sheikh was Vice President – People Experience, Strategy and Innovation at Kenvue from May 2023 through July 2024. Ms. Sheikh also served in various roles of increasing responsibility in human resources at Johnson & Johnson from August 2018 to May 2023. In addition, Ms. Sheikh held various leadership roles at Asian Paints, Mahindra & Mahindra and Federal Express Corporation.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK AND DIVIDENDS
Our common stock is reported in the consolidated transaction reporting system of the New York Stock Exchange (NYSE), the principal market in which this security is traded (under the trading symbol "ITT"). There were 5,358 holders of record of our common stock on February 7, 2025.
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
During the fiscal year ended December 31, 2024, the Company did not offer or sell any equity securities that were not registered under the Securities Act.
ISSUER PURCHASES OF EQUITY SECURITIES
On October 30, 2019, the Board of Directors approved an indefinite term $500 share repurchase program (the 2019 Plan). During the second quarter of 2024, we exhausted the remaining capacity under the 2019 Plan.
On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan). There was $975 of remaining capacity left under the 2023 Plan as of December 31, 2024. We will utilize the 2023 Plan in a manner that is consistent with our capital allocation strategy, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders.
We made no open-market share repurchases of our common stock during the quarter ended December 31, 2024. In February 2025, the Company repurchased 0.2 shares for $25.6 under the 2023 Plan.

COMPANY STOCK PERFORMANCE
The following graph shows a comparison of the cumulative total shareholder return for ITT, the S&P 400 Mid Cap Index, and the S&P 400 Capital Goods Index over the five years ended December 31, 2024. It shows the share price appreciation of a $100 investment made on December 31, 2019, assuming any dividends paid are reinvested.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN

$275
$250
$225
$200
$175
$150
$125
$100
2019
2020
2021
2022
2023
2024
ITT Inc.
S&P 400 Mid-Cap
S&P 400 Capital Goods

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
ITT Inc.	$100.00	$162.96	$218.32	$175.74	$261.68	$204.63
S&P 400 Mid-Cap	$100.00	$143.39	$178.85	$155.42	$180.90	$163.30
S&P 400 Capital Goods	$100.00	$159.09	$203.10	$182.76	$251.41	$218.29
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
All comparisons included within this Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, refer to results for the year ended December 31, 2024 compared to the year ended December 31, 2023, unless stated otherwise. Additionally, all financial results and share repurchases other than per share amounts are reported in millions, unless stated otherwise. Per share amounts are reported in ones. Please refer to our Annual Report on Form 10-K (2023 Annual Report) for a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022.
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
EXECUTIVE SUMMARY
During 2024, we delivered strong financial results, which included revenue and operating income growth, operating margin expansion, EPS growth and effective deployment of capital. The following table provides a summary of key performance indicators for 2024 in comparison to 2023.

Revenue	Operating Income	Operating Margin	EPS
$3,631	$676	18.6%	$6.30
10.6% Increase	28.0% Increase	250bp Increase	26.8% Increase
Organic Revenue	Adjusted Operating Income	Adjusted Operating Margin	Adjusted EPS
$3,425	$643	17.7%	$5.86
6.9% Increase	15.9% Increase	80bp Increase	12.5% Increase
See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue, adjusted operating income, adjusted operating margin, and adjusted EPS.
Our 2024 results include:
•Revenue of $3,630.7 increased $347.7 primarily due to the acquisitions of Svanehøj and kSARIA which contributed $230.1 to total revenue growth. The increase was also due to higher sales volume, particularly within IP's project pump and short cycle businesses, MT's Friction OEM and KONI rail businesses, and CCT's connectors business, and pricing actions. This was offset by the Wolverine and Matrix divestitures, which reduced total revenue by $79.0, and unfavorable foreign currency translation of $24.7.
•Operating income of $676.0 increased $147.8, primarily due to higher revenue and a $47.8 gain on sale of the Wolverine business in MT, partially offset by higher material, labor, overhead, M&A costs, and unfavorable sales mix.
•Income from continuing operations was $6.30 per diluted share, an increase of $1.33 as compared to the prior year. The increase was primarily due to higher operating income, and lower share count resulting from open-market share repurchases executed during the year, partially offset by higher interest due to acquisition-related debt, and higher corporate expenses.

Throughout 2024, we remained committed to creating value through effective capital deployment, which included the following:
•In January, we acquired Svanehøj for $407.6, a leading provider of customized critical liquid and cryogenic pumps for liquefied gas applications for the marine sector. This acquisition expands our international footprint and positions us to benefit from the energy transition.
•In July, we completed the sale of Wolverine business for a price of $186.2 (or $177.9, net of cash divested).
•In September, we acquired kSARIA for a preliminary purchase price of $461.8. kSARIA is a leading manufacturer of mission-critical cable assembly and networking application solutions primarily for the aerospace and defense market. See Note 21, Acquisitions, Investments, and Divestitures, to the Consolidated Financial Statements for further information.
•We increased our capital expenditures by 15% compared to the previous year reflecting our commitment to innovation and growth, capacity expansion, and green energy, including solar installations.
•We repurchased 0.8 shares of common stock on the open market for $104.8.
•We paid $104.7 in dividends to our shareholders. Our dividends declared in 2024 of $1.28 per share represented a 10% increase over the dividends per share declared of $1.16 in 2023.
Global Macroeconomic Conditions
During 2024, geopolitical uncertainty, supply chain disruptions, labor shortages, and raw material constraints impacted the Company's performance. These items are described further below.
Middle East Conflict
The conflict in the Middle East has been ongoing throughout 2024. Our operations in Israel are limited to Habonim Industrial Valves and Actuators Ltd. (Habonim), which we acquired in April 2022 as part of our IP segment. While there has been no material impact on our business to date, further escalation of this conflict could result in further supply chain disruptions, inflation, workforce disruptions, demand fluctuations, or the inability to fulfill customer requests in the region. We are closely monitoring this situation, however, we are unable to reasonably estimate future impacts on our business and financial results at this time.
Inflationary Pressures
Inflationary pressures, driven by factors such as supply chain disruptions and the ongoing Russia-Ukraine and Middle East conflicts, have led to increased prices for energy and raw materials we use in our production processes, including commodities such as steel, oil, copper, and tin. Additionally, the manufacturing industry continues to experience a skilled labor shortage, which has created difficulties in attracting and retaining factory employees and has resulted in higher labor costs. We have been able to offset most of these impacts through pricing actions and productivity savings, which we continue to pursue. Future impacts on our business and financial results as a result of these conditions are not estimable at this time, and depend, in part, on the extent to which these conditions improve or worsen, which remains uncertain. For additional discussion of the risks related to global macroeconomic conditions, see Part I, Item 1A, Risk Factors, herein.

DISCUSSION OF FINANCIAL RESULTS
2024 VERSUS 2023

For the Year Ended December 31	2024	2023	Change
Revenue	$3,630.7	$3,283.0	10.6%
Gross profit	1,247.3	1,107.3	12.6%
Operating expenses	571.3	579.1	(1.3)%
Operating income	676.0	528.2	28.0%
Interest and other non-operating expense, net	28.4	8.7	226.4%
Income tax expense	125.8	104.8	20.0%
Income from continuing operations attributable to ITT Inc.	518.4	411.4	26.0%
Net income attributable to ITT Inc.	$518.3	$410.5	26.3%

Gross margin	34.4%	33.7%	70	bp
Operating expense to revenue ratio	15.7%	17.6%	(190)	bp
Operating margin	18.6%	16.1%	250	bp
Effective tax rate	19.4%	20.2%	(80)	bp
All comparisons included within the Discussion of Financial Results for 2024 versus 2023 refer to results for the year ended December 31, 2024 compared to the year ended December 31, 2023, unless stated otherwise.

REVENUE
The following table summarizes the revenue derived from each of our segments.

For the Year Ended December 31	2024	2023	Change	Organic growth(a)
Motion Technologies	$1,447.8	$1,457.8	(0.7)%	4.9%
Industrial Process	1,361.0	1,129.6	20.5%	7.8%
Connect & Control Technologies	825.1	699.4	18.0%	9.3%
Eliminations	(3.2)	(3.8)
Total Revenue	$3,630.7	$3,283.0	10.6%	6.9%
(a)See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue.
Motion Technologies
MT revenue for the year ended December 31, 2024 decreased $10.0 primarily due to the loss of $68.7 of revenue as a result of the divestiture of Wolverine in July 2024. Our Friction business grew 4% due to strong OEM and aftermarket demand. Additionally, our KONI and Axtone businesses grew 15% and 6% respectively, due to strength in our rail business. The current year period also benefited from favorable foreign currency translation of $9.7. Excluding the impact from foreign currency translation and the divestiture, organic revenue increased $68.4 or 4.9%.
Industrial Process
IP revenue for the year ended December 31, 2024 increased $231.4 primarily driven by the acquisition of Svanehøj, which closed in January 2024 and contributed $156.2 to total revenue growth. Our pump project revenue grew 19%, primarily within the energy and chemical markets, and the short cycle business grew 5% primarily within the energy and industrial markets. The current year period also benefited by $13.0 from favorable foreign currency translation. Excluding the impacts from the acquisition and foreign currency translation, organic revenue increased $88.2 or 7.8%.

Connect & Control Technologies
CCT revenue for the year ended December 31, 2024 increased $125.7 primarily driven by our acquisitions of kSARIA in September 2024 and Micro-Mode in May 2023, which contributed $73.9 to total revenue growth. In addition, connector sales grew 12%, primarily within the aerospace and defense markets, and component sales grew 8%, primarily within the defense and industrial markets. Revenue growth for the year was partially offset by a weaker demand for electric vehicle charging applications and the loss of $10.2 of revenue from our Matrix business which we divested in December 2023. Excluding the impacts from acquisition, divestiture, and foreign currency translation, organic revenue increased $64.0 or 9.3%.
GROSS PROFIT
Gross profit for 2024 was $1,247.3, reflecting a gross margin of 34.4%. Gross profit for 2023 was $1,107.3, reflecting a gross margin of 33.7%. The increases in gross profit and gross margin were primarily driven by higher revenue, including pricing actions, described above in the section titled "Revenue", partially offset by increases in material and labor costs, as discussed above in the section titled "Global Macroeconomic Conditions".
OPERATING EXPENSES
The following table provides a disaggregation of our operating expenses by expense type, as well as by segment.

For the Year Ended December 31	2024	2023	Change
General and administrative expenses	$296.6	$294.5	0.7%
Sales and marketing expenses	205.7	174.0	18.2%
Research and development expenses	116.3	102.6	13.4%
(Gain) loss on sale of businesses	(47.8)	8.1	**
(Gain) loss on sale of long-lived assets	0.5	(0.1)	**
Total operating expenses	$571.3	$579.1	(1.3)%
By Segment:
Motion Technologies	$116.6	$173.7	(32.9)%
Industrial Process	240.5	207.6	15.8%
Connect & Control Technologies	152.9	144.1	6.1%
Corporate & Other	61.3	53.7	14.2%
** Percentage not deemed meaningful.
General and administrative (G&A) expenses increased $2.1 for the year ended December 31, 2024. The increase was primarily driven by the acquisitions of Svanehøj and kSARIA, and a prior year gain of $3.7 associated with a lease termination, partially offset by the divestiture of the Wolverine business and lower incentive compensation cost.
Sales and marketing expenses increased $31.7 for the year ended December 31, 2024, primarily driven by the additions of kSARIA and Svanehøj, as well as higher personnel and other selling and marketing-related costs to support higher sales activity. The increase was partially offset by the divestiture of the Wolverine business.
Research and development (R&D) expenses increased $13.7 for the year ended December 31, 2024, primarily driven by acquisitions, higher personnel costs and continued strategic investments to support innovation and new product development, partially offset by the divestiture of the Wolverine business.
Gain on sale of businesses includes $47.8 related to our July 2024 sale of the Wolverine business which was previously held within our MT segment. The 2023 loss on sale of businesses includes a $15.3 loss due to the divestiture of our Matrix business, partially offset by a gain on sale of a product line, both previously held within our CCT segment.

OPERATING INCOME
The following table summarizes our operating income and operating margin by segment.

For the Year Ended December 31	2024	2023	Change
Motion Technologies	$314.6	$230.8	36.3%
Industrial Process	276.3	243.6	13.4%
Connect & Control Technologies	146.1	107.5	35.9%
Corporate & Other	(61.0)	(53.7)	13.6%
Total operating income	$676.0	$528.2	28.0%
Operating Margin:
Motion Technologies	21.7%	15.8%	590	bp
Industrial Process	20.3%	21.6%	(130)	bp
Connect & Control Technologies	17.7%	15.4%	230	bp
Consolidated ITT	18.6%	16.1%	250	bp

MT operating income for the year ended December 31, 2024 increased $83.8 primarily due to a $47.8 gain on sale of the Wolverine business. In addition, operating income benefited from higher revenue and savings from productivity and sourcing initiatives as well as lower material and overhead costs. Operating income growth was partially offset by higher labor costs and strategic investments.
IP operating income for the year ended December 31, 2024 increased $32.7, driven by higher revenue, as discussed above, savings from productivity and sourcing initiatives. The increase was partially offset by higher material, labor, overhead, M&A costs, and unfavorable sales mix.
CCT operating income for the year ended December 31, 2024 increased $38.6, driven by higher revenue, as discussed above, and productivity savings. This was partially offset by a prior year net loss on the sale of businesses of $8.1, and higher material, labor, overhead costs, and incentive-based compensation in the current year.
Corporate & Other costs increased $7.3 for the year ended December 31, 2024, primarily driven by the impact of a prior year gain of $3.7 associated with a lease termination and higher legal expenses in the current year. The increase was partially offset by favorable foreign currency impacts and lower incentive-based compensation.
INTEREST AND OTHER NON-OPERATING EXPENSE (INCOME), NET
The following table summarizes our interest and other non-operating expense (income), net.

For the Year Ended December 31	2024	2023	Change
Interest expense	$36.6	$19.2	90.6%
Interest income	(6.6)	(8.8)	(25.0)%
Non-operating postretirement cost (benefit), net	0.2	(0.4)	(150.0)%
Other non-operating income, net	(1.8)	(1.3)	38.5%
Total interest and other non-operating expense, net	$28.4	$8.7	226.4%
The increase in interest and other non-operating expense, net for the year ended December 31, 2024 was primarily due to higher interest expense related to our long-term debt in connection with our acquisitions of Svanehøj and kSARIA and a higher average interest rate on our commercial paper borrowings. In 2023 we had $1.4 of interest expense related to a tax audit settlement in Italy, as discussed below in the section titled "Income Tax Expense."

INCOME TAX EXPENSE
The following table summarizes our income tax expense and effective tax rate.

For the Year Ended December 31	2024	2023	Change
Income tax expense	$125.8	$104.8	20.0%
Effective tax rate	19.4%	20.2%	(80)	bps
The lower effective tax rate in 2024 compared to 2023 primarily resulted from the Company recording a tax benefit of $6.7 from valuation allowance reversals on U.S. state deferred tax assets and a $5.7 tax benefit of U.S. tax on foreign earnings in 2024. ITT recorded a deferred tax asset of $29.1 on the $138.4 capital loss realized on the Wolverine divestiture. As the Company does not currently anticipate having capital gains sufficient to utilize the capital loss, a full valuation allowance was recorded against the deferred tax asset. The higher rate in 2023 was also due to expense of $14.2 relating to a tax audit in Italy covering tax years 2016-2022. The 2023 expense includes $6.8 of U.S. tax on foreign earnings. These tax expenses were offset by $16.1 from valuation allowance reversals on deferred tax assets in Germany. ITT also recognized tax benefits of $4.9 from the filing of an amended 2017 consolidated federal tax return in 2023.
We are closely monitoring the potential passage of new U.S. and foreign tax legislation, which could result in substantial changes to the current U.S. or foreign tax systems. In October 2021, the Organization for Economic Cooperation and Development (OECD) and G20 Finance Ministers reached an agreement, known as Base Erosion and Profit Shifting (BEPS) Pillar Two, which is a multi-jurisdictional plan of action to address base erosion and profit shifting. On December 20, 2021, the OECD released the Model GloBE Rules for Pillar Two defining a 15% global minimum tax rate for large multinational corporations. Countries are implementing legislation with widespread adoption of the Model GloBE Rules for Pillar Two. We continue to evaluate the Model GloBE Rules for Pillar Two and related legislation, and their potential impacts. Continuing enactment of these regulations could increase the amount of global corporate income tax paid by the Company. These increases could have a material adverse effect on our effective tax rate. As the effects of a change in U.S. or foreign tax law must be recognized in the period in which the new legislation is enacted, should new legislation be signed into law, our financial results could be materially impacted. As of December 31, 2024, Pillar Two taxes have not had a significant impact on ITT's financial statements.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the Inflation Reduction Act) into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (the Corporate AMT) of 15% on the adjusted financial statement income (AFSI) of corporations with an average AFSI exceeding $1.0 billion over a three-year period. The Corporate AMT was effective for the Company beginning in 2023. Given the AFSI threshold, the Corporate AMT was not applicable to the Company in 2024, but the Corporate AMT may have potential impacts on our future U.S. tax expense, cash taxes and effective tax rate. Additionally, the Inflation Reduction Act imposes a 1% excise tax on the fair market value of net stock repurchases made after December 31, 2022. The impact of this provision was not material in 2024 and future impacts will be dependent on the extent of share repurchases made in future periods.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We support our growth and expansion in markets outside of the U.S. through the enhancement of existing products and development of new products, increased capital spending, and potential foreign acquisitions. We look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We transfer cash between certain international subsidiaries and the U.S. when it is cost effective to do so. Net cash distributions from foreign countries to the U.S. during the years ended December 31, 2024 and 2023 were $230.4 and $357.5, respectively. The timing and amount of any additional future distributions remains under evaluation based on our jurisdictional cash needs.

Capital Resources
As of December 31, 2024, we have access to short- and long-term funding sources. These include access to the capital markets through a commercial paper program, as well as $700 of available borrowing capacity under our 2021 Revolving Credit Agreement (defined below), which may potentially be expanded to $1,050 under the agreement. In addition, we have market access to secure longer-term funding, if needed. Our commercial paper program is supported by our 2021 Revolving Credit Agreement and our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. These sources of capital are described further below.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding.
The following table presents our outstanding commercial paper borrowings. See Note 14, Debt, for further information.

As of December 31	2024	2023
Commercial Paper Outstanding - U.S. Program	$424.4	$184.9
The increase in commercial paper outstanding from December 31, 2023 to December 31, 2024 was primarily related to acquisition activity that was partially financed using commercial paper, and timing of repayments. See Note 17, Capital Stock, and Note 21, Acquisitions, Investments, and Divestitures, for further information.

All outstanding commercial paper for both periods had maturity terms of less than three months from the date of issuance. Our average daily outstanding commercial paper balance for the years ended 2024 and 2023 was $338.5 and $366.9, respectively, and the maximum outstanding commercial paper during each of those respective years was $455.0 and $669.9.

Revolving Credit Agreement
On August 5, 2021, we entered into a revolving credit facility agreement with a syndicate of third-party lenders including Bank of America, N.A., as administrative agent (as amended, the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, and (ii) letters of credit for a face amount up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments by a minimum aggregate amount of $10 or any whole multiple of $1 in excess thereof. Borrowings under the credit facility are available in U.S. dollars, Euros, British pound sterling or any other currency that may be requested by us, subject to the approval of the administrative agent and each lender. We are permitted to request that lenders increase the commitments under the facility by up to $350 for a maximum aggregate principal amount of $1,050; however, this is subject to certain conditions and therefore may not be available to us. As of December 31, 2024 and 2023, we had no outstanding borrowings under the 2021 Revolving Credit Agreement. See Note 14, Debt, to the Consolidated Financial Statements for further information.
Long-term Debt
Long-term debt is generally defined as any debt with an original maturity greater than 12 months. Our long-term debt is primarily related to the outstanding U.S. term loan maturing in September 2027. The table below provides our long-term debt outstanding as of December 31, 2024 and 2023.

As of December 31	2024	2023
Current portion of long-term debt	$2.6	$2.3
Non-current portion of long-term debt	232.6	5.7
Total long-term debt	$235.2	$8.0
See Note 14, Debt, for further information.
U.S. Term Loan
On September 12, 2024, the Company entered into a credit agreement (the kSARIA Credit Agreement) among the Company, as borrower, each lender from time to time party thereto, and U.S. Bank National Association, as the administrative agent, sole lead arranger and sole bookrunner.
The kSARIA Credit Agreement has a maturity of three years and provides for a term loan of $464, which had been borrowed and was used to finance the Company’s acquisition of kSARIA on September 12, 2024. Total outstanding borrowings under the kSARIA Credit Agreement were $229 as of December 31, 2024. See Note 14, Debt, for further information.
Italian Term Loan
On January 12, 2024, ITT Italia S.r.l. (“ITT Italia”), an indirect wholly owned subsidiary of ITT, entered into a facility agreement (the “ITT Italia Credit Agreement”), among the Company, as a guarantor, ITT Italia, as borrower, and BNP Paribas, Italian Branch, as bookrunner, sole underwriter and global coordinator, mandated lead arranger and agent.
The ITT Italia Credit Agreement had an initial maturity of three years and provided for term loan borrowings in an aggregate principal amount of €300 million (or $328.9), €275 million (or $301.5) of which were used to finance the Company’s acquisition of Svanehøj, which closed on January 19, 2024. During the third quarter of 2024, ITT Italia repaid €175, representing the remaining outstanding balance on the ITT Italia Credit Agreement. Year-to-date repayments of the facility agreement totaled €275. See Note 14, Debt, for further information.
Credit ratings
The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. Our credit ratings as of December 31, 2024 were as follows:

Rating Agency	Short-Term Ratings	Long-Term Ratings
Standard & Poor’s	A-2	BBB
Moody’s Investors Service	P-2	Baa1
Fitch Ratings	F1	BBB+
In November 2024, Moody's upgraded ITT's senior unsecured rating, from Baa2 to Baa1. The upgraded ratings reflect ITT's conservative capital structure, product and geographic diversification, installed base, sizeable aftermarket revenue, solid EBITDA margins, and good financial flexibility. There were no other changes to our credit ratings during 2024. Please refer to the rating agency websites and press releases for more information.

Sources and Uses of Liquidity
In addition to the capital resources discussed above, our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities for the years ended December 31, 2024 and 2023.

For the Year Ended December 31	2024	2023
Operating activities	$562.6	$538.0
Investing activities	(817.9)	(181.0)
Financing activities	234.9	(432.3)
Foreign exchange	(29.0)	3.6
Total net cash used in continuing operations	$(49.4)	$(71.7)
Net cash from discontinued operations	(0.5)	(0.3)
Net change in cash and cash equivalents	$(49.9)	$(72.0)
Operating Activities
The increase in net cash from operating activities of $24.6 was primarily driven by higher operating income and favorable net working capital impacts primarily from focused inventory management and timing of accounts receivable collections, offset by higher compensation payments in the current year.
Investing Activities
The increase in net cash used in investing activities of $636.9 was primarily driven by the acquisitions of kSARIA and Svanehøj, offset by the proceeds from the divestiture of the Wolverine business. Refer to Note 21, Acquisitions, Investments, and Divestitures, for further information.
Financing Activities
The increase in net cash from financing activities of $667.2 was primarily driven by long-term debt issued to finance the current year acquisitions and higher cash inflows of $505.5 associated with commercial paper borrowings due to timing of repayments. The term loan borrowing used to partially fund the Svanehøj acquisition was fully repaid during 2024 and the term loan borrowing to fund the kSARIA acquisition was partially repaid. Additionally, there were higher repurchases of ITT common stock of $44.5 in the current year.
Dividends
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, we cannot provide any assurance as to what level of dividends, if any, will be paid in the future. Aggregate dividends declared in 2024 were $104.8, compared to $95.9 in 2023, reflecting annual per share amounts of $1.276 and $1.160, respectively. In the first quarter of 2025, we declared a quarterly dividend of $0.351 per share for shareholders of record on March 6, 2025, which will be paid on March 31, 2025.
Open-market Share Repurchases
On October 30, 2019, the Board of Directors approved our current program, an indefinite term $500 open-market share repurchase program (the 2019 Plan). During 2024, we exhausted the remaining capacity under the 2019 Plan. All repurchased shares are retired immediately following the repurchases. During the years ended December 31, 2024 and 2023, we spent $104.5 and $60.0, respectively, on open-market share repurchases under the share repurchasing plans.
On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan). There was $975.0 of remaining capacity left under the 2023 Plan as of December 31, 2024. In February 2025, the Company repurchased 0.2 shares for $25.6 under the 2023 Plan.
See Note 17, Capital Stock for more information.

Funding of Postretirement Plans
The following table provides a summary of the funded status of our postretirement benefit plans.

	2024				2023
As of December 31	U.S. Pension	Non-U.S. Pension	Other Benefits	Total	U.S. Pension	Non-U.S. Pension	Other Benefits	Total
Fair value of plan assets	$—	$0.3	$—	$0.3	$—	$0.4	$—	$0.4
Projected benefit obligation	10.4	61.2	58.0	129.6	11.2	73.2	66.2	150.6
Funded status	$(10.4)	$(60.9)	$(58.0)	$(129.3)	$(11.2)	$(72.8)	$(66.2)	$(150.2)
Our non-U.S. pension plans, which are typically not funded due to local regulations, had a decrease in projected benefit obligation of $12.0 during 2024, primarily due to foreign currency impacts, the settlement of a plan in connection with the divestiture of Wolverine and a higher discount rate. Our other employee-related benefit plans are generally unfunded plans as well. The projected benefit obligation of these plans declined by $8.2 during 2024 due to an increase in the discount rate.
Contributions to our U.S. and non-U.S. pension and other postretirement plans were $10.5 and $9.5 during 2024 and 2023, respectively, which were used to fund participant benefits. We currently estimate 2025 contributions to our pension and other postretirement benefits plans of approximately $10.
See Note 15, Postretirement Benefit Plans, for additional financial information related to our postretirement obligations.
Contractual Obligations
The following table summarizes ITT’s commitment to make future payments under long-term contractual obligations as of December 31, 2024.

	Payments Due By Period
	Total	2025	2026 to 2027	2028 to 2029	Beyond 2030
Long-term debt	$233.7	$0.3	$232.9	$0.3	$0.2
Operating leases	111.6	26.8	41.0	20.8	23.0
Purchase obligations(a)	85.3	81.0	1.0	—	3.3
Postretirement benefit payments(b)	129.3	10.4	18.7	18.4	81.8
Other long-term obligations(c)	75.8	7.1	24.5	6.3	37.9
Total	$635.7	$125.6	$318.1	$45.8	$146.2
In addition to the amounts presented in the table above, we have recorded liabilities for uncertain tax positions of $6.5 in our Consolidated Balance Sheet as of December 31, 2024. This amount has been excluded from the contractual obligations table due to an inability to reasonably estimate the timing of payments in individual years.
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
(c)Other long-term obligations include amounts recorded in our Consolidated Balance Sheet as of December 31, 2024, including estimated environmental payments and employee compensation agreements. We estimate based on historical experience that we will spend, on average, approximately $5 per year on environmental investigation and remediation. A portion of our environmental investigation and remediation costs are legally mandated through various orders and agreements with state and federal oversight agencies. As of December 31, 2024, our recorded environmental liability was $54.9. See Note 18, Commitments and Contingencies, to the Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements represent transactions, agreements or other contractual arrangements with unconsolidated entities, where an obligation or contingent interest exists. Our off-balance sheet arrangements as of December 31, 2024 consist of indemnities related to acquisition and disposition agreements and certain third-party guarantees.
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
Guarantees
We had $176.5 of guarantees, letters of credit and similar arrangements outstanding as of December 31, 2024, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2024 as the likelihood of nonperformance by the underlying obligors is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our financial statements.

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
A reconciliation of revenue to organic revenue for the year ended December 31, 2024 is provided below.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2024 Revenue	$1,447.8	$1,361.0	$825.1	$(3.2)	$3,630.7
Less: Acquisitions	—	156.2	73.9	—	230.1
Less: Foreign currency translation	(9.7)	(13.0)	(2.0)	—	(24.7)
2024 Organic revenue	1,457.5	1,217.8	753.2	(3.2)	3,425.3
2023 Revenue	1,457.8	1,129.6	699.4	(3.8)	3,283.0
Less: Divestitures	68.7	—	10.2	0.1	79.0
2023 Organic revenue	1,389.1	1,129.6	689.2	(3.9)	3,204.0
Organic revenue growth	$68.4	$88.2	$64.0		$221.3
Percentage change	4.9%	7.8%	9.3%		6.9%

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
•“Adjusted Operating Margin” is defined as adjusted operating income divided by revenue. We believe these financial measures are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.
Reconciliations of operating income (loss) to adjusted operating income (loss) for the years ended December 31, 2024 and 2023 are provided below.

Year Ended December 31, 2024	Motion Technologies	Industrial Process	Connect & Control Technologies	Corporate	ITT Inc.
Operating income (loss)	$314.6	$276.3	$146.1	$(61.0)	$676.0
Gain on sale of Wolverine business	(47.8)	—	—	—	(47.8)
Restructuring costs	2.7	3.0	2.4	—	8.1
Acquisition-related costs	—	4.2	2.8	—	7.0
Impacts related to Russia-Ukraine war	(0.6)	—	—	—	(0.6)
Adjusted operating income (loss)	$268.9	$283.5	$151.3	$(61.0)	$642.7
Operating margin	21.7%	20.3%	17.7%		18.6%
Adjusted operating margin	18.6%	20.8%	18.3%		17.7%

Year Ended December 31, 2023
Operating income (loss)	$230.8	$243.6	$107.5	$(53.7)	$528.2
Loss on sale of Matrix business	—	—	15.3	—	15.3
Restructuring costs	4.0	4.6	1.3	—	9.9
Impacts related to Russia-Ukraine war	1.3	1.2	—	—	2.5
Acquisition-related costs	—	—	2.4	—	2.4
Other(a)	0.1	—	(0.1)	(3.7)	(3.7)
Adjusted operating income (loss)	$236.2	$249.4	$126.4	$(57.4)	$554.6
Operating margin	15.8%	21.6%	15.4%		16.1%
Adjusted operating margin	16.2%	22.1%	18.1%		16.9%
(a)Includes income from a recovery of costs associated with the 2020 lease termination of a legacy site.

•“Adjusted Income from Continuing Operations” is defined as income from continuing operations attributable to ITT Inc. adjusted to exclude special items that include, but are not limited to, restructuring, certain asset impairment charges, certain acquisition- and divestiture-related impacts, income tax settlements or adjustments, and unusual or infrequent items. Special items represent charges or credits, on an after-tax basis, that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. The after-tax basis of each special item is determined using the jurisdictional tax rate of where the expense or benefit occurred and the tax deductibility under local tax rules. “Adjusted Income from Continuing Operations per Diluted Share” (Adjusted EPS) is defined as adjusted income from continuing operations divided by diluted weighted average common shares outstanding. We believe that adjusted income from continuing operations and adjusted EPS are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.
Reconciliations of adjusted income from continuing operations attributable to ITT to income from continuing operations attributable to ITT and adjusted income from continuing operations attributable to ITT per diluted share to income from continuing operations attributable to ITT per diluted share (EPS) for the years ended December 31, 2024 and 2023 are provided below. Per share amounts are reported in ones and may not calculate due to rounding.

	2024		2023
	Income from Continuing Operations	EPS	Income from Continuing Operations	EPS
Reported	$518.4	$6.30	$411.4	$4.97
(Gain) loss on sale of businesses(a)	(47.8)	(0.58)	15.3	0.19
Restructuring costs	8.1	0.09	9.9	0.12
Acquisition-related expenses	7.0	0.08	2.4	0.03
Impacts from Russia-Ukraine war	(0.6)	(0.01)	2.5	0.03
Other pre-tax special items(b)	—	—	(2.3)	(0.04)
Net tax benefit of pre-tax special adjustments	(3.3)	(0.04)	(6.2)	(0.07)
Other tax-related special items(c)(d)	0.5	0.02	(2.0)	(0.02)
Adjusted	$482.3	$5.86	$431.0	$5.21
(a)Relates to the sale of our Wolverine business in July 2024 and Matrix business in December 2023. See Note 21, Acquisitions, Investments, and Divestitures, to the Consolidated Financial Statements for further information.
(b)2023 primarily includes income of $3.7 from a recovery of costs associated with the 2020 lease termination of a legacy site, partially offset by interest expense of $1.4 related to a tax audit settlement in Italy.
(c)2024 includes tax expense on distributions of $12.5, tax benefit from valuation allowance impacts of ($6.7), tax benefit on undistributed foreign earnings of ($5.7), tax benefit related to the Micro Mode acquisition of ($2.2), tax expense from tax rate change impacts of $1.6, and other tax expense items totaling $1.0.
(d)2023 tax-related special items include benefits from valuation allowance reversals of $(16.4), a settlement expense primarily related to a tax audit in Italy of $14.4, the tax impact on distributions of $7.5, an amendment of our federal tax return of $(4.9), and other of $(2.6).

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

Acquisitions, Goodwill and Other Intangible Assets
Our business acquisitions typically result in the creation of goodwill and other intangible asset balances, and these balances affect the amount and timing of future period amortization expense, as well as expense we could possibly incur as a result of an impairment charge. The cost of acquired companies is allocated to identifiable tangible and intangible assets based on estimated fair value, with the excess allocated to goodwill. Accordingly, we have a significant balance of acquisition date intangible assets, including customer relationships, trademarks, proprietary technology and goodwill. We engage third-party valuation specialists to assist us in determining the acquisition date fair values as necessary.
The allocation of purchase price requires management to make significant estimates and assumptions. Critical estimates include, but are not limited to, future revenue and profit margins, royalty rates, discount rates, customer retention rates, technology migration curves and useful lives assigned to acquired intangible assets. While we believe our assumptions and estimates are reasonable, they are inherently uncertain and based in part on experience, market conditions, projections of future performance and information obtained from management of the acquired companies.
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
Determining the fair value of a reporting unit or an indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions, and the identification of appropriate market comparable data. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also requires judgment. Goodwill is tested for impairment at the reporting unit level, which, based on the applicable accounting guidance, is either the operating segment or one level below (e.g., the divisions of our CCT segment). The fair value of our reporting units and indefinite-lived intangible assets are based on estimates and assumptions that are believed to be reasonable. Significant changes to these estimates and assumptions could adversely impact our conclusions. Actual future results may differ from those estimates. During the fourth quarter of 2024, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were substantially in excess of each of their carrying values. Had different reporting units been identified or had different valuation techniques or assumptions been utilized, the results of our impairment tests could have resulted in an impairment loss, which could have been material.
See Note 11, Goodwill and Other Intangible Assets, Net, to the Consolidated Financial Statements for more information.
Environmental Liabilities

We are subject to various federal, state, local, and foreign environmental laws and regulations that require environmental assessment or remediation efforts. Accruals for environmental exposures are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Significant judgment is required to determine both the likelihood of a loss and the estimated amount of loss. Engineering studies, probability techniques, historical experience, and other factors are used to identify and evaluate remediation alternatives and their related costs in estimating our reserve for environmental liabilities. Our environmental reserve of $54.9 at December 31, 2024, represents management’s estimate of undiscounted costs expected to be incurred related to environmental assessment or remediation efforts, including related legal fees, without regard to potential recoveries from insurance companies or other third parties. Our estimated liability is reduced to reflect the participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective share of the relevant costs and that share can be reasonably estimated. Our environmental accruals are reviewed quarterly and adjusted if needed based on progress of investigation and remediation efforts and as additional technical or legal information become available, such as the impact of negotiations with regulators and other potentially responsible parties, settlements, rulings, advice of legal counsel, and other current information.
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
Although it is not possible to predict with certainty the ultimate costs of environmental remediation, the reasonably possible high-end of our estimated environmental liability range at December 31, 2024 was $95.9. See Note 18, Commitments and Contingencies, to the Consolidated Financial Statements for more information.
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
Foreign Currency Risk
Foreign currency risk is the possibility that our financial results could be adversely impacted because of changes in currency exchange rates. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Our principal currency exposures relate to the Euro, Chinese renminbi, Czech koruna, Danish krone, Singapore Dollar, Polish zloty, South Korean won, Saudi riyal, Mexican peso, and Israeli new shekel.
Based on a sensitivity analysis, a hypothetical 10% change in the foreign currency exchange rates for the year ended December 31, 2024 would have impacted our pre-tax earnings by approximately $43. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. To mitigate this risk, from time to time, we enter into derivative financial instruments (e.g., forward contracts) with creditworthy counterparties. The aforementioned sensitivity analysis does not take into account the impact of any derivative financial instruments entered into.
Interest Rate Risk
Interest rate risk is the possibility that our financial results could be adversely impacted because of changes in interest rates. The Company’s exposure to changes in interest rates relates primarily to the Company’s outstanding floating rate, which consists primarily of commercial paper and the US term loan. While the Company is exposed to global interest rate fluctuations, it is most affected by fluctuations in U.S. interest rates. Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents, derivative financial instruments and the fair value of those instruments, as well as costs associated with hedging and interest paid on the Company’s outstanding debt.
During 2023, central banks around the world raised interest rates to counter inflation. Despite the rate cuts in 2024, high interest rates continue to impact our cost of debt and may adversely impact customer behavior, including demand for our products. These conditions have contributed to a strengthening of the U.S. dollar relative to foreign currencies, which has resulted in unfavorable foreign currency translation impacts.
As of December 31, 2024, our outstanding commercial paper was $424.5, with a weighted average interest rate of 4.80%. We estimate that a hypothetical increase in interest rates of 100 basis points would result in approximately $4.3 of additional annual interest expense based on current borrowing levels.
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
Since 2020, the cost of raw materials, including commodities such as steel, that we use in our production processes has increased. The impact of higher commodity prices on our financial results during 2024 was partially mitigated by fixed-price supply contracts with suppliers as well as by pricing actions.
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
(a) Evaluation of Disclosure Controls and Procedures
The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2024. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures are effective.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Management based this assessment on criteria for effective internal control over financial reporting described in the 2013 "Internal Control — Integrated Framework" released by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management's assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
For purposes of evaluating internal controls over financial reporting, management determined that the internal controls of Svanehøj Group A/S (Svanehøj) and kSARIA Parent, Inc. (kSARIA), which the Company acquired on January 19, 2024 and September 12, 2024, respectively, would be excluded from the internal control assessment as of December 31, 2024, due to the timing of the closing of the acquisition and as permitted by the rules and regulations of the U.S. Securities and Exchange Commission. For the year ended December 31, 2024, excluding goodwill and intangible assets, Svanehøj constituted 3% of total assets and 4% of total revenues of the Company and kSARIA constituted and 2% of total assets and 2% of total revenues of the Company.
Based on this assessment, management determined that, as of December 31, 2024, the Company maintained effective internal control over financial reporting.
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
(c) Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2024, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control. As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were €2.2 million and €1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of €1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through December 31, 2024, however, Bornemann did pay annual fees of approximately €7 thousand during each of the past three years, to the German financial institution which is maintaining the Bond.
Rule 10b5-1 Trading Plans
During the fourth quarter of 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of ITT Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ITT Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 10, 2025, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Svanehøj Group A/S, which was acquired on January 19, 2024, and at kSARIA Parent, Inc., which was acquired on September 12, 2024, and whose financial statements constitute 3% and 2% of total assets (excluding goodwill and intangible assets, net), respectively, and 4% and 2% of total revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Svanehøj Group A/S and kSARIA Parent, Inc.
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
February 10, 2025

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is incorporated by reference from the information provided under the sections entitled "Voting Items," "How to Vote," "Election of Directors (Proxy Item No. 1)," "Corporate Governance and Related Matters-Board and Committee Structure-Overview of Committees-Audit Committee" and "Audit Committee Report" in our Proxy Statement for the 2025 Annual Meeting of Shareholders (2025 Proxy Statement).
Information required by this Item 10 with respect to executive officers of the Company is contained under the heading "Information About Our Executive Officers" in Part I of this Annual Report on Form 10-K.
ITT has adopted corporate governance principles and charters for each of its standing committees. The principles address director qualification standards and responsibilities, access to management and independent advisors, compensation, orientation and continuing education, management succession principles and board and committee self-evaluation. The corporate governance principles and charters are available on the Company’s website at investors.itt.com/governance. A copy of the corporate governance principles and charters is also available to any shareholder who requests a copy from the Company’s secretary.
ITT has also adopted a written code of ethics, the "Code of Conduct," which is applicable to all directors, employees and officers (including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions). The Company’s Code of Conduct is available on our website at investors.itt.com/governance. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website at www.itt.com.
Pursuant to New York Stock Exchange (NYSE) Listing Company Manual Section 303A.12(a), the Company submitted a Section 12(a) CEO Certification to the NYSE in 2024. The Company also filed with the SEC, as exhibits to the Company’s current Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 is incorporated by reference to the discussion under the headings "2024 Non-Management Director Compensation," "Compensation Tables," "Compensation Discussion and Analysis," "Compensation and Human Capital Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our 2025 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is incorporated by reference to the discussion under the caption "Other Matters - Stock Ownership of Directors, Executive Officers, and Certain Shareholders," and "Equity Compensation Plan Information" in our 2025 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the discussions under the captions "Corporate Governance and Related Matters-Board and Governance Policies-Policies for Approving Related Party Transactions" and "Directors’ Qualification and Selection Process-Director Independence" in our 2025 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about the fees for 2024 and 2023 for professional services rendered by our independent registered public accounting firm is incorporated by reference to the discussion under the heading "Ratification of Appointment of the Independent Registered Public Accounting Firm (Proxy Item No. 2)" of our 2025 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is also incorporated by reference to the discussion under the heading "Ratification of Appointment of the Independent Registered Public Accounting Firm (Proxy Item No. 2)" of our 2025 Proxy Statement.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ITT Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Svanehøj Group A/S and kSARIA Parent, Inc., – Customer Relationships Valuation - Refer to Note 11 and Note 21 to the Consolidated Financial Statements
Critical Audit Matter Description
On January 19, 2024, the Company completed the acquisition of 100% of the privately held stock of Svanehøj Group A/S (“Svanehøj”). On September 12, 2024, the Company completed the acquisition of 100% of the privately held stock of kSARIA Parent, Inc. (“kSARIA”). The Company accounted for the acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer relationships.
Given the fair value determination of customer relationships for the Svanehøj and kSARIA businesses required management to make significant estimates and assumptions related to revenue forecasts and the selection of the discount rates and attrition rates, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

To address this critical audit matter, we performed the following procedures related to forecasts of revenue and selection of the discount rates and attrition rates, among others:
•Evaluated the design and tested the operating effectiveness of controls over the valuation of the customer relationships, including management's controls over revenue forecasts and selection of discount rates and attrition rates.
•Assessed the reasonableness of management's revenue forecasts by (1) performing inquiries of appropriate individuals outside of the accounting organization and (2) comparing the projections to historical results, third-party industry forecasts, and certain peer companies.
•With the assistance of fair value specialists, evaluated the reasonableness of the (1) valuation methodologies, (2) discount rates and (3) attrition rates by testing the source information underlying the determination of the various assumptions and testing the mathematical accuracy of the calculations.

/s/	Deloitte & Touche LLP
Stamford, Connecticut
February 10, 2025

We have served as the Company's auditor since 2002.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) YEARS ENDED DECEMBER 31	2024	2023	2022
Revenue	$3,630.7	$3,283.0	$2,987.7
Costs of revenue	2,383.4	2,175.7	2,065.4
Gross profit	1,247.3	1,107.3	922.3
General and administrative expenses	296.6	294.5	217.2
Sales and marketing expenses	205.7	174.0	156.9
Research and development expenses	116.3	102.6	96.5
(Gain) loss on sale of businesses	(47.8)	8.1	—
(Gain) loss on sale of long-lived assets	0.5	(0.1)	(16.3)
Operating income	676.0	528.2	468.0
Interest expense	36.6	19.2	10.9
Interest income	(6.6)	(8.8)	(4.5)
Other non-operating income, net	(1.6)	(1.7)	(0.2)
Income from continuing operations before income tax	647.6	519.5	461.8
Income tax expense	125.8	104.8	91.1
Income from continuing operations	521.8	414.7	370.7
Loss from discontinued operations, net of tax benefit of $—, $0.3, and $0.4, respectively	(0.1)	(0.9)	(1.3)
Net income	521.7	413.8	369.4
Less: Income attributable to noncontrolling interests	3.4	3.3	2.4
Net income attributable to ITT Inc.	$518.3	$410.5	$367.0

Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$518.4	$411.4	$368.3
Loss from discontinued operations, net of tax	(0.1)	(0.9)	(1.3)
Net income	$518.3	$410.5	$367.0

Earnings (loss) per share attributable to ITT Inc.:
Basic:
Continuing operations	$6.34	$5.00	$4.42
Discontinued operations	—	(0.01)	(0.02)
Net income	$6.34	$4.99	$4.40
Diluted:
Continuing operations	$6.30	$4.97	$4.40
Discontinued operations	—	(0.01)	(0.02)
Net income	$6.30	$4.96	$4.38
Weighted average common shares – basic	81.8	82.3	83.4
Weighted average common shares – diluted	82.3	82.7	83.7
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Statements of Operations.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS) YEARS ENDED DECEMBER 31	2024	2023	2022
Net income	$521.7	$413.8	$369.4
Other comprehensive income (loss):
Net foreign currency translation adjustment	(91.2)	17.6	(67.4)
Net change in postretirement benefit plans, net of tax impacts of $(1.5), $1.7, and $(7.6), respectively	4.8	(5.2)	44.4
Other comprehensive (loss) income	(86.4)	12.4	(23.0)
Comprehensive income	435.3	426.2	346.4
Less: Comprehensive income attributable to noncontrolling interests	3.4	3.3	2.4
Comprehensive income attributable to ITT Inc.	$431.9	$422.9	$344.0
Disclosure of reclassification adjustments and other adjustments to postretirement benefit plans (See Note 15)
Reclassification adjustments:
Amortization of prior service benefit, net of tax expense of $1.3, $1.4, and $1.3, respectively	$(4.4)	$(4.6)	$(4.2)
Amortization of net actuarial loss, net of tax benefit of $0.1, $—, and $(0.5), respectively	0.4	0.1	2.6
Loss on plan settlement, net of tax benefit of $0.2, $—, and $—, respectively	(0.7)	—	—
Other adjustments:
Prior service (cost) benefit, net of tax benefit (expense) of $0.2, $—, and $(1.9), respectively	(0.3)	—	6.2
Net actuarial gain (loss), net of tax (expense) benefit of $(3.1), $0.3, and $(6.5), respectively	9.4	(0.5)	38.1
Unrealized change from foreign currency translation	0.4	(0.2)	1.7
Net change in postretirement benefit plans, net of tax	$4.8	$(5.2)	$44.4
Disclosure of reclassification adjustments to cumulative translation adjustment
Cumulative translation adjustment loss recognized on divestiture of businesses	$3.6	$—	$—
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Statements of Comprehensive Income.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) DECEMBER 31	2024	2023
Assets
Current assets:
Cash and cash equivalents	$439.3	$489.2
Receivables, net	703.0	675.2
Inventories	591.2	575.4
Other current assets	131.2	117.9
Total current assets	1,864.7	1,857.7
Non-current assets:
Plant, property and equipment, net	577.2	561.0
Goodwill	1,430.1	1,016.3
Other intangible assets, net	454.1	116.6
Other non-current assets	384.6	381.0
Total non-current assets	2,846.0	2,074.9
Total assets	$4,710.7	$3,932.6
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$427.6	$187.7
Accounts payable	458.4	437.0
Accrued and other current liabilities	447.2	413.1
Total current liabilities	1,333.2	1,037.8
Non-current liabilities:
Non-current portion of long-term debt	232.6	5.7
Postretirement benefits	119.0	138.7
Other non-current liabilities	256.3	211.3
Total non-current liabilities	607.9	355.7
Total liabilities	1,941.1	1,393.5
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and Outstanding – 81.5 and 82.1 shares, respectively	81.5	82.1
Retained earnings	3,099.4	2,778.0
Accumulated other comprehensive loss:
Postretirement benefits	3.2	(1.6)
Cumulative translation adjustments	(421.5)	(330.3)
Total accumulated other comprehensive loss	(418.3)	(331.9)
Total ITT Inc. shareholders' equity	2,762.6	2,528.2
Noncontrolling interests	7.0	10.9
Total shareholders’ equity	2,769.6	2,539.1
Total liabilities and shareholders’ equity	$4,710.7	$3,932.6
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Balance Sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS) YEARS ENDED DECEMBER 31	2024	2023	2022
Operating Activities
Income from continuing operations attributable to ITT Inc.	$518.4	$411.4	$368.3
Adjustments to income from continuing operations:
Depreciation and amortization	137.3	109.2	107.4
Equity-based compensation	25.9	20.2	18.1
Deferred income tax expense (benefit)	(20.6)	(27.6)	2.9
(Gain) loss on sale of businesses	(47.8)	8.1	—
Loss (gain) on sale of long-lived assets	0.5	(0.1)	(16.3)
Other non-cash charges, net	30.5	29.0	29.3
Changes in assets and liabilities:
Change in receivables	(43.2)	(39.2)	(90.7)
Change in inventories	2.0	(34.4)	(99.5)
Change in contract assets	(7.9)	(0.3)	(7.4)
Change in contract liabilities	(0.9)	23.1	23.3
Change in accounts payable	1.8	26.3	39.4
Change in accrued expenses	(10.8)	47.6	(36.9)
Change in income taxes	(2.1)	5.4	(13.5)
Other, net	(20.5)	(40.7)	(46.7)
Net Cash – Operating activities	562.6	538.0	277.7
Investing Activities
Capital expenditures	(123.9)	(107.6)	(103.9)
Proceeds from sale of business	177.9	11.5	—
Proceeds from sale of long-lived assets	1.6	0.9	20.9
Acquisitions, net of cash acquired	(864.8)	(79.3)	(146.9)
Payments to acquire interest in unconsolidated subsidiaries	(2.6)	(2.5)	(25.6)
Other, net	(6.1)	(4.0)	0.4
Net Cash – Investing activities	(817.9)	(181.0)	(255.1)
Financing Activities
Commercial paper, net borrowings	239.5	(266.0)	259.7
Long-term debt issued, net of debt issuance costs	763.9	—	—
Long-term debt repayments	(537.4)	(2.2)	(2.1)
Share repurchases under repurchase plan	(104.5)	(60.0)	(245.3)
Payments for taxes related to net share settlement of stock incentive plans	(14.2)	(7.2)	(8.8)
Dividends paid	(104.7)	(95.8)	(87.9)
Other, net	(7.7)	(1.1)	1.1
Net Cash – Financing activities	234.9	(432.3)	(83.3)
Exchange rate effects on cash and cash equivalents	(29.0)	3.6	(25.8)
Net cash from discontinued operations – operating activities	(0.5)	(0.3)	0.1
Net change in cash and cash equivalents	(49.9)	(72.0)	(86.4)
Cash and cash equivalents – beginning of year (includes restricted cash of $0.7, $0.7, and $0.8, respectively)	489.9	561.9	648.3
Cash and cash equivalents – end of year (includes restricted cash of $0.7, $0.7, and $0.7, respectively)	$440.0	$489.9	$561.9
Supplemental Disclosures of Cash Flow and Non-Cash Information:
Cash paid for Interest	$33.4	$15.7	$10.8
Cash paid for Income taxes, net of refunds received	$128.6	$113.1	$92.7
Capital expenditures included in accounts payable	$31.2	$25.3	$21.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Statements of Cash Flows.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN MILLIONS, EXCEPT SHARE AMOUNTS)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)

December 31, 2021	85.5	$85.5	$2,461.6	$(321.3)	$4.9	$2,230.7
Net income	—	—	367.0	—	2.4	369.4
Activity from stock incentive plans	0.3	0.3	19.7	—	—	20.0
Share repurchases	(3.0)	(3.0)	(242.3)	—	—	(245.3)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(8.7)	—	—	(8.8)
Dividends declared ($1.056 per share)	—	—	(87.7)	—	—	(87.7)
Dividend to noncontrolling interest	—	—	—	—	(0.5)	(0.5)
Acquisition of noncontrolling interest	—	—	—	—	2.7	2.7
Net change in postretirement benefit plans, net of tax	—	—	—	44.4	—	44.4
Net foreign currency translation adjustment	—	—	—	(67.4)	—	(67.4)
Other	—	—	0.1	—	(0.2)	(0.1)
December 31, 2022	82.7	82.7	2,509.7	(344.3)	9.3	2,257.4
Net income	—	—	410.5	—	3.3	413.8
Activity from stock incentive plans	0.2	0.2	20.6	—	—	20.8
Share repurchases	(0.7)	(0.7)	(59.8)	—	—	(60.5)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(7.1)	—	—	(7.2)
Dividends declared ($1.160 per share)	—	—	(95.9)	—	—	(95.9)
Dividend to noncontrolling interest	—	—	—	—	(1.7)	(1.7)
Net change in postretirement benefit plans, net of tax	—	—	—	(5.2)	—	(5.2)
Net foreign currency translation adjustment	—	—	—	17.6	—	17.6
December 31, 2023	82.1	82.1	2,778.0	(331.9)	10.9	2,539.1
Net income	—	—	518.3	—	3.4	521.7
Activity from stock incentive plans	0.3	0.3	26.1	—	—	26.4
Share repurchases	(0.8)	(0.8)	(104.0)	—	—	(104.8)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(14.1)	—	—	(14.2)
Dividends declared ($1.276 per share)	—	—	(104.8)	—	—	(104.8)
Dividend to noncontrolling interest	—	—	—	—	(2.3)	(2.3)
Purchase of noncontrolling interest	—	—	(0.1)	—	(4.9)	(5.0)
Net change in postretirement benefit plans, net of tax	—	—	—	4.8	—	4.8
Net foreign currency translation adjustment	—	—	—	(91.2)	—	(91.2)
Other	—	—	—	—	(0.1)	(0.1)
December 31, 2024	81.5	$81.5	$3,099.4	$(418.3)	$7.0	$2,769.6
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
Business Combinations and Divestitures
On January 19, 2024, the Company completed the acquisition of Svanehøj Group A/S (Svanehøj) for a purchase price of $407.6, net of cash acquired. Subsequent to the acquisition, Svanehøj’s results are reported within our IP segment.
On September 12, 2024, the Company completed the acquisition of kSARIA Parent, Inc. (kSARIA) for a preliminary purchase price of $461.8, net of cash acquired. The final price is subject to a customary working capital adjustment. Subsequent to the acquisition, kSARIA’s results are reported within our CCT segment.
On July 22, 2024, the Company completed the sale of its Wolverine Advanced Materials (Wolverine) business, part of the MT segment prior to the divestiture, to an unrelated third party for a price of $186.2 (or $177.9, net of cash divested). The Company evaluates all disposal transactions to determine whether such disposal qualifies as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations. We concluded that the divestiture does not qualify as a discontinued operation.
On December 29, 2023, the Company completed the sale of our Matrix business, an aerospace and defense components manufacturer within our CCT segment, to a third party for total cash proceeds of $1.0.
On May 2, 2023, the Company completed the acquisition of Micro-Mode Products, Inc. (Micro-Mode) for a purchase price of $79.0, net of cash acquired. Subsequent to the acquisition, Micro-Mode’s results are reported within our CCT segment.
Refer to Note 21, Acquisitions, Investments, and Divestitures, for further information.
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
Research & Development
Research and development activities are charged to expense as incurred. R&D as a percentage of sales was 3.2%, 3.1%, and 3.2% during 2024, 2023 and 2022, respectively.
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
The Company has elected to account for Global Intangible Low Taxed Income as a current period expense when incurred. See Note 5, Income Taxes, for additional information.

Earnings Per Share
Basic earnings per common share considers the weighted average number of common shares outstanding. Diluted earnings per share considers the outstanding shares utilized in the basic earnings per share calculation as well as the dilutive effect of outstanding stock options and restricted stock that do not contain rights to nonforfeitable dividends. Diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock units and unvested performance stock units. The dilutive effect of such equity awards is calculated based on the average share price for each reporting period using the treasury stock method. Common stock equivalents are excluded from the computation of earnings per share if they have an anti-dilutive effect. See Note 6, Earnings Per Share Data, for additional information.
Cash and Cash Equivalents
ITT considers all highly liquid investments purchased with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents primarily include fixed-maturity time deposits and money market investments. Restricted cash was $0.7 as of December 31, 2024 and December 31, 2023. Restricted cash is presented within Other current assets and Other non-current assets in our Consolidated Balance Sheets.
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
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising ITT’s customer base and their dispersion across many different industries and geographic regions. However, our largest customer represented approximately 7% and 10% of the total outstanding trade accounts receivable balance as of December 31, 2024 and December 31, 2023, respectively. Occasionally, we enter into notes receivables with certain of our customers. These notes receivables have maturities of six to 12 months and are guaranteed by reputable banks. ITT performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.
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
Inventories
Inventories, which include the costs of material, labor and overhead, are stated at the lower of cost or net realizable value. Cost is generally computed using the standard cost method, which approximates actual cost on a first-in, first-out (FIFO) basis. Variances between standard and actual costs are charged to cost of sales or capitalized to inventory. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value and are charged to cost of sales. At the point of loss recognition, a new cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in a recovery in carrying value. Inventories valued under the last-in, first-out (LIFO) method represent 13.4% and 13.8% of total 2024 and 2023 inventories, respectively. We have a LIFO reserve of $21.2 and $19.1 recorded as of December 31, 2024 and 2023, respectively.

Plant, Property and Equipment
Plant, property and equipment, including capitalized interest applicable to major project expenditures, are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Fully depreciated assets are retained in property and accumulated depreciation accounts until disposal. Repairs and maintenance costs are expensed as incurred. See Note 10, Plant, Property and Equipment, Net, for additional information.
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
Where options to renew a lease are available, they are included in the lease term and capitalized on the balance sheet to the extent there would be a significant economic penalty not to elect the option. Certain real estate leases are subject to periodic changes in an index or market rate. Although lease liabilities are not remeasured as a result of changes to an index or rate, these changes are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. Variable lease expense also includes property tax and property insurance costs. See Note 13, Leases, for additional information.
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
Investments
Investments in fixed-maturity time deposits having an original maturity exceeding three months at the time of purchase, referred to as short-term time deposits, are classified as held-to-maturity and are recorded at amortized cost, which approximates fair value. There were no short-term time deposits held as of December 31, 2024 and December 31, 2023.
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
Investments in entities for which we do not have significant operating influence (we generally hold a less than 20% ownership stake in these entities) are initially recorded at the purchase price. For investments in entities with readily determinable fair values (e.g., publicly traded), the investment is measured at fair value each subsequent reporting period. For investments in entities without a readily determinable fair value, we have made an accounting policy election to measure the investment at cost, adjusted for any impairments and/or observable price changes. In both cases, these investments are included in Other noncurrent assets in our Consolidated Balance Sheets, with any gains or losses and dividends received recognized in Other non-operating income, net in our Consolidated Statements of Operations.

Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of the balance sheet date. The Company’s investments in COLI policies are included in other non-current assets in our Consolidated Balance Sheets and were $135.1 and $128.4 at December 31, 2024 and 2023, respectively. Changes in the cash surrender value during the period generally reflect gains or losses in the fair value of assets, premium payments, and policy redemptions. Gains from COLI investments of $4.6, $4.2, and $0.7 were recorded within General and administrative expenses in our Consolidated Statements of Operations during years ended December 31, 2024, 2023 and 2022, respectively. Cash receipts from COLI policies were $0.3, $0.0, and $0.4 during 2024, 2023, and 2022, respectively, and are recognized in investing activities in our Consolidated Statements of Cash Flows.
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
We estimate the fair value of our reporting units using an income approach. Under the income approach, we estimate fair value based on the present value of estimated future cash flows. We estimate the fair value of our indefinite-lived intangible assets using the relief from royalty method. The relief from royalty method estimates the portion of a company’s earnings attributable to an intellectual property asset based on an assumed royalty rate that the company would have paid had the asset not been owned. See Note 11, Goodwill and Other Intangible Assets, Net, for additional information.
Business Combinations
We allocate the purchase price of acquisitions to the tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquiree based on their estimated fair value at the acquisition date. Changes to acquisition date fair values prior to the expiration of the measurement period, a period not to exceed 12 months from date of acquisition, are recorded as an adjustment to the associated goodwill in the reporting period in which the adjustment amounts are determined. Changes to acquisition date fair values after expiration of the measurement period are recorded in earnings. The excess of the acquisition price over those estimated fair values is recorded as goodwill. Acquisition-related expenses are expensed as incurred and the costs associated with restructuring actions initiated after the acquisition are recognized separately from the business combination. See Note 21, Acquisitions, Investments, and Divestitures, for additional information.

Commitments and Contingencies
We record accruals for commitments and loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount of loss, and these assessments can involve a series of complex judgments about future events and may rely on estimates and assumptions that have been deemed reasonable by management. We review these accruals quarterly and adjust the accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other current information. See Note 18, Commitments and Contingencies, for additional information.
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
Environmental costs and related recoveries are recorded within General and administrative expenses in our Consolidated Statements of Operations, other than those related to discontinued operations. See Note 18, Commitments and Contingencies, for additional information.
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
For transactions denominated in other than the functional currency, revenue and expenses are remeasured at average exchange rates in effect during the reporting period in which the transactions occurred, except for expenses related to nonmonetary assets and liabilities. Transaction gains or losses from foreign currency remeasurement are reported in General and administrative expenses in our Consolidated Statements of Operations. During the years ended December 31, 2024, 2023, and 2022, we recognized transaction (loss)/gain of $(2.8), $(7.0) and $6.1, respectively.
Derivative Financial Instruments
From time to time, the Company may use derivative financial instruments, primarily foreign currency forward and option contracts, to mitigate exposure from foreign currency exchange rate fluctuations as it pertains to receipts from customers, payments to suppliers and intercompany transactions; as well as from commodity price fluctuations. We record derivatives at their fair value as either an asset or liability. For derivatives not designated as hedges, adjustments to reflect changes in the fair value of our derivatives are included in earnings. For cash flow hedges that qualify and are designated for hedge accounting, the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive loss and subsequently recognized in earnings when the hedged transaction affects earnings. Any ineffective portion is recognized immediately in earnings. As of December 31, 2024 and 2023, no derivatives were designated as hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. Derivative contracts involve the risk of non-performance by the counterparty. The fair value of our foreign currency contracts is determined using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date. See Note 20, Derivative Financial Instruments, for additional information.

Related Parties
Under Accounting Standards Codification (ASC) Topic 850, Related Party Disclosures, related party transactions include those between: (a) a parent entity and its subsidiaries; (b) subsidiaries of a common parent; (c) an entity and trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of the entity’s management; (d) an entity and its principal owners, management, or members of their immediate families; and (e) affiliates. There were no material related party transactions during 2024, 2023 or 2022.
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
Recently adopted accounting pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. We adopted this guidance for the year ending December 31, 2024 and it has been applied retrospectively to all prior periods presented in the financial statements. See Note 3, Segment Information for more information.
Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendment also includes other changes to improve the effectiveness of income tax disclosures, including further disaggregation of income taxes paid for individually significant jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024. Adoption of this ASU should be applied on a prospective basis. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our financial statements, and expect to adopt this ASU for the year ending December 31, 2025.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement- Reporting Comprehensive Income-Expense disaggregation disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. This ASU requires disclosure of specified information about certain costs and expenses in the notes to financial statements. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU should be applied on a prospective basis. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our financial statements, and expect to adopt this ASU for the year ending December 31, 2027.
During 2024, there were no other new accounting standards issued, or that are pending issuance, that are expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 3
SEGMENT INFORMATION
The Company’s segments are reported on the same basis used by our chief operating decision maker (CODM) for evaluating performance and for allocating resources. The Company’s CODM is the President and Chief Executive Officer. The CODM allocates resources based on revenue and operating income primarily through the annual budget and periodic forecasting process. The CODM considers budget-to-actual variances when making decisions about allocating capital and personnel to the segments. Our three reportable segments are referred to as: Motion Technologies, Industrial Process, and Connect & Control Technologies.
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
Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as environmental liabilities, that are managed at a corporate level and are not included in segment results when evaluating performance or allocating resources. In addition, Corporate and Other includes research and development-related expenses associated with a subsidiary that does not constitute a reportable segment.
The following table presents our segment revenue and operating income for each segment and reconciles to total consolidated revenue, total segment operating income and income from continuing operations before income tax.

For the Year Ended December 31, 2024	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Revenue	$1,447.8	$1,361.0	$825.1	$3,633.9
Eliminations				(3.2)
Consolidated revenue				$3,630.7
Costs of revenue(a)	1,016.7	844.2	526.1
Selling, general and administrative expenses(a)	110.7	215.7	117.7
Research and development expenses(a)	54.0	24.6	34.5
Other segment expenses(b)	(48.2)	0.2	0.7
Segment operating income	314.6	276.3	146.1	737.0
Other corporate costs				(61.0)
Interest expense				(36.6)
Interest income				6.6
Other non-operating income, net				1.6
Income from continuing operations before income tax				$647.6

For the Year Ended December 31, 2023	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Revenue	$1,457.8	$1,129.6	$699.4	$3,286.8
Eliminations				(3.8)
Consolidated revenue				$3,283.0
Costs of revenue(a)	1,053.3	678.4	447.8
Selling, general and administrative expenses(a)	122.4	192.5	103.2
Research and development expenses(a)	51.8	15.0	32.7
Other segment expenses(b)	(0.5)	0.1	8.2
Segment operating income	230.8	243.6	107.5	581.9
Other corporate costs				(53.7)
Interest expense				(19.2)
Interest income				8.8
Other non-operating income, net				1.7
Income from continuing operations before income tax				$519.5

For the Year Ended December 31, 2022	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Revenue	$1,374.0	$971.0	$645.6	$2,990.6
Eliminations				(2.9)
Consolidated revenue				$2,987.7
Costs of revenue(a)	1,024.6	633.4	410.3
Selling, general and administrative expenses(a)	91.0	152.5	89.2
Research and development expenses(a)	50.1	13.8	30.2
Other segment expenses(b)	(0.2)	(16.3)	0.1
Segment operating income	208.5	187.6	115.8	511.9
Other corporate costs				(43.9)
Interest expense				(10.9)
Interest income				4.5
Other non-operating income, net				0.2
Income from continuing operations before income tax				$461.8
(a)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(b)Other segment items for each reportable segment includes (gain) loss on sale of fixed assets and (gain) loss on sale of businesses.
The following table presents our operating margin for each segment. Segment operating margin is calculated as segment operating income divided by segment revenue.

For the Year Ended December 31	2024	2023	2022
Motion Technologies	21.7%	15.8%	15.2%
Industrial Process	20.3%	21.6%	19.3%
Connect & Control Technologies	17.7%	15.4%	17.9%

The following table presents our assets as of December 31, 2024 and 2023, as well as our capital expenditures and depreciation and amortization expense for the years ended December 31, 2024, 2023, and 2022, by segment.

	Assets		Capital Expenditures			Depreciation and Amortization
	2024	2023	2024	2023	2022	2024	2023	2022
Motion Technologies	$1,186.6	$1,366.6	$75.3	$72.0	$73.2	$61.5	$64.4	$59.9
Industrial Process	1,798.6	1,323.2	34.2	17.7	10.9	45.9	21.9	25.3
Connect & Control Technologies	1,326.8	834.6	13.1	16.1	14.8	27.5	20.3	18.8
Corporate and Other	398.7	408.2	1.3	1.8	5.0	2.4	2.6	3.4
Total	$4,710.7	$3,932.6	$123.9	$107.6	$103.9	$137.3	$109.2	$107.4
The following table displays consolidated revenue by geographic region. Revenue is attributed to individual regions based on the destination of the product or service delivery.

For the Year Ended December 31, 2024	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
North America(a)	$256.5	$714.6	$539.0	$(2.8)	$1,507.3
Europe(b)	787.4	176.2	144.6	(0.3)	1,107.9
Asia(c)	384.7	190.6	95.2	(0.1)	670.4
Middle East and Africa	1.2	165.9	32.6	—	199.7
South America	18.0	113.7	13.7	—	145.4
Total	$1,447.8	$1,361.0	$825.1	$(3.2)	$3,630.7

For the Year Ended December 31, 2023
North America(a)	$265.2	$660.9	$441.1	$(3.7)	$1,363.5
Europe(b)	802.7	109.1	134.8	—	1,046.6
Asia(c)	370.1	118.5	84.1	(0.1)	572.6
Middle East and Africa	1.5	139.6	28.4	—	169.5
South America	18.3	101.5	11.0	—	130.8
Total	$1,457.8	$1,129.6	$699.4	$(3.8)	$3,283.0

For the Year Ended December 31, 2022
North America(a)	$266.9	$566.2	$390.2	$(2.8)	$1,220.5
Europe(b)	756.7	94.6	136.4	—	987.7
Asia(c)	333.6	102.8	88.1	(0.1)	524.4
Middle East and Africa	1.3	120.8	22.4	—	144.5
South America	15.5	86.6	8.5	—	110.6
Total	$1,374.0	$971.0	$645.6	$(2.9)	$2,987.7
(a)Includes revenue of $1,197.6, $1,075.8, and $978.6 from the United States for 2024, 2023, and 2022, respectively.
(b)Includes revenue of $385.9, $387.8, and $404.7 from Germany for 2024, 2023, and 2022, respectively.
(c)Includes revenue of $445.3, $351.8, and $307.8 from China for 2024, 2023, and 2022, respectively.

The following table displays Plant, Property and Equipment (PPE), net by geographic region.

As of December 31	2024	2023
North America(a)	$160.4	$165.0
Europe(b)	300.6	287.5
Asia(c)	91.7	87.8
Middle East and Africa	22.4	17.8
South America	2.1	2.9
Total	$577.2	$561.0
(a)Includes PPE, net of $113.0 and $127.1 in the United States as of December 31, 2024 and 2023, respectively.
(b)Includes PPE, net of $154.8 and $134.4 in Italy as of December 31, 2024 and 2023, respectively.
(c)Includes PPE, net of $62.3 and $63.2 in China as of December 31, 2024 and 2023, respectively.

NOTE 4
REVENUE
The following table represents our revenue disaggregated by end market.

For the Year Ended December 31, 2024	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$1,423.6	$—	$—	$—	$1,423.6
Chemical and industrial pumps	—	905.3	—	—	905.3
Aerospace and defense	7.9	—	511.6	—	519.5
General industrial	16.3	—	259.0	(3.2)	272.1
Energy	—	455.7	54.5	—	510.2
Total	$1,447.8	$1,361.0	$825.1	$(3.2)	$3,630.7

For the Year Ended December 31, 2023
Auto and rail	$1,423.7	$—	$—	$(0.1)	$1,423.6
Chemical and industrial pumps	—	893.0	—	(0.1)	892.9
Aerospace and defense	8.4	—	377.3	—	385.7
General industrial	25.7	—	270.7	(3.6)	292.8
Energy	—	236.6	51.4	—	288.0
Total	$1,457.8	$1,129.6	$699.4	$(3.8)	$3,283.0

For the Year Ended December 31, 2022
Auto and rail	$1,336.1	$—	$—	$(0.1)	$1,336.0
Chemical and industrial pumps	—	780.9	—	(0.1)	780.8
Aerospace and defense	7.8	—	316.9	—	324.7
General industrial	30.1	—	285.1	(2.7)	312.5
Energy	—	190.1	43.6	—	233.7
Total	$1,374.0	$971.0	$645.6	$(2.9)	$2,987.7

Revenue recognized related to our Industrial Process segment primarily consists of pumps, valves and plant optimization systems and related services which serve the general industrial, energy, chemical and petrochemical, pharmaceutical, mining, pulp and paper, food and beverage, and power generation markets. Many of Industrial Process’s products are highly engineered and customized to our customer needs and therefore do not have an alternative use. For these longer term design and build projects, if the contract states that we also have an enforceable right to payment, we recognize revenue over time using the cost-to-cost method as we satisfy the performance obligations identified in the contract. If no right to payment exists, revenue is recognized at a point in time, generally based on shipping terms. A majority of our design and build project contracts currently do not have a right to payment. For pumps that do have an alternative use to us, revenue is recognized at a point in time. Revenue on service and repair contracts, represents less than 5% of consolidated ITT revenue in 2024, 2023, and 2022, respectively, and is recognized after the services have been rendered or over the service contract period.
Our Motion Technologies segment manufactures brake pads, shock absorbers, and energy absorption components primarily for the transportation industry. Our Connect & Control Technologies segment designs and manufactures a range of highly engineered connectors, cable assemblies and specialized control components for critical applications supporting various markets including aerospace and defense, industrial, transportation, medical, and energy. In both of these segments, most products have an alternative use. Therefore, revenue for those products is recognized at a point in time when control passes to the customer. In certain circumstances, we have concluded we do not have an alternative use for the component product. In these cases, due to the short-term nature of the production process we use a units-of-delivery method of revenue recognition.
Contract Assets and Liabilities
Contract assets consist of unbilled amounts where revenue recognized exceeds customer billings. Contract liabilities consist of advance payments and billings in excess of revenue recognized. The following table represents our net contract assets and liabilities.

As of December 31	2024	2023
Current contract assets	$34.4	$25.8
Noncurrent contract assets	1.9	1.6
Current contract liabilities	(119.3)	(95.9)
Noncurrent contract liabilities	(4.4)	(4.5)
Net contract liabilities	$(87.4)	$(73.0)
Our net contract liability increased $14.4 during 2024, primarily due to timing of cash receipts relative to project performance within our IP segment. During 2024, we recognized revenue of $77.5 related to contract liabilities at December 31, 2023.
The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations, or backlog, was $1,593.8 as of December 31, 2024. Of this amount, we expect to recognize approximately $1,340 to $1,360 of revenue during 2025 and the remainder thereafter. Our backlog generally represents firm orders that have been received, acknowledged, and entered into our production systems. However, within certain businesses in MT, our customers include automotive OEMs and we may win an award on an automotive platform several years in advance based on estimated levels of future automotive production. These awards allow for the customer to adjust their production levels at any time and therefore are not considered firm orders. Within these businesses we believe orders are firm upon receipt of the customer purchase order, which may require us to fulfill the order in as little as one week. As such, our backlog at any point in time for these businesses is not believed to be significant and therefore has been excluded from the total backlog amount.
As of December 31, 2024 and 2023, deferred contract costs, net were $3.2 and $3.8, respectively, primarily related to pre-contract costs. During 2024 and 2023, we amortized $0.6 and $0.7, respectively.

NOTE 5
INCOME TAXES
The following table displays information regarding income tax expense (benefit) from continuing operations.

For the Year Ended December 31	2024	2023	2022
Income (loss) components:
United States	$264.2	$164.6	$155.7
International	383.4	354.9	306.1
Income from continuing operations before income tax	647.6	519.5	461.8
Income tax expense (benefit) components:
Current income tax expense (benefit):
United States – federal	45.7	41.3	32.6
United States – state and local	6.0	5.5	1.2
International	94.7	85.6	54.4
Total current income tax expense	146.4	132.4	88.2
Deferred income tax expense (benefit) components:
United States – federal	(6.4)	(14.1)	(0.2)
United States – state and local	(4.5)	(2.7)	3.1
International	(9.7)	(10.8)	—
Total deferred income tax expense (benefit)	(20.6)	(27.6)	2.9
Income tax expense	$125.8	$104.8	$91.1
Effective income tax rate	19.4%	20.2%	19.7%
The following table includes a reconciliation of the U.S. statutory tax rate to our effective income tax rate related to income from continuing operations.

For the Year Ended December 31	2024	2023	2022
Tax provision at U.S. statutory rate	21.0%	21.0%	21.0%
State and local income tax	1.1%	0.9%	1.1%
U.S. tax on foreign earnings	0.9%	1.3%	0.6%
Italy patent box	(0.8)%	(1.1)%	(1.2)%
Foreign-Derived Intangible Income ("FDII")	(1.3)%	(1.2)%	(1.1)%
Excess tax benefits on stock-based compensation	(0.3)%	(0.2)%	(0.5)%
Audit settlements and unrecognized tax benefits	0.2%	2.7%	(0.2)%
Valuation allowance on deferred tax assets	(1.0)%	(3.1)%	(0.2)%
Tax on undistributed foreign earnings	(0.9)%	0.3%	(0.1)%
Wolverine divestiture	(1.6)%	—%	—%
Foreign tax rate differential	2.1%	1.6%	—%
Amended tax return	—%	(1.0)%	—%
Other adjustments	—%	(1.0)%	0.3%
Effective income tax rate	19.4%	20.2%	19.7%
The lower effective tax rate in 2024 compared to 2023 primarily resulted from the Company recording a tax benefit of $6.7 from valuation allowance reversals on U.S. state deferred tax assets and a $5.7 tax benefit of U.S. tax on foreign earnings in 2024. ITT recorded a deferred tax asset of $29.1 on the $138.4 capital loss realized on the Wolverine divestiture. As ITT does not currently anticipate having capital gains sufficient to utilize the capital loss, the Company recorded a full valuation allowance against the deferred tax asset. The higher rate in 2023 was also due to expense of $14.2 relating to a tax audit in Italy covering tax years 2016-2022. The 2023 expense includes $6.8 of U.S. tax on foreign earnings. These tax expenses were offset by $16.1 from valuation allowance reversals on deferred tax assets in Germany. ITT also recognized tax benefits of $4.9 from the filing of an amended 2017 consolidated federal tax return in 2023.
The Company provides for deferred taxes on the undistributed earnings and profits of all foreign subsidiaries, determined under U.S. tax law. At December 31, 2024, the amount of undistributed earnings and profits of all foreign subsidiaries was $1,263.3. The Company anticipates that these foreign earnings and future earnings of its foreign subsidiaries that are not indefinitely reinvested will be sufficient to meet its U.S. cash needs. The Company is indefinitely reinvested in any excess of financial reporting over tax basis in its foreign subsidiaries that exceeds undistributed earnings and profits. At December 31, 2024, the indefinitely reinvested excess of financial reporting over tax basis was $89.8.
The following table includes the items comprising our deferred tax assets and liabilities.

As of December 31	2024	2023
Deferred Tax Assets:
Loss carryforwards	$114.4	$97.0
Inventory	23.7	24.1
Accruals	30.5	27.1
Employee benefits	30.9	39.0
Research and expenditures capitalization	22.4	17.8
Credit carryforwards	13.7	11.1
Other	32.3	30.2
Gross deferred tax assets	267.9	246.3
Less: Valuation allowance	90.3	73.3
Net deferred tax assets	$177.6	$173.0
Deferred Tax Liabilities:
Intangibles	$(96.9)	$(45.3)
Undistributed earnings	(32.4)	(46.2)
Accelerated depreciation	(26.3)	(24.1)
Total deferred tax liabilities	$(155.6)	$(115.6)
Net deferred tax assets	$22.0	$57.4
Deferred taxes included in our Consolidated Balance Sheets were as follows:

As of December 31	2024	2023
Other non-current assets	$74.4	$76.0
Other non-current liabilities	(52.4)	(18.6)
Net deferred tax assets	$22.0	$57.4
The table below provides a rollforward of our valuation allowance on net deferred tax assets (DTA).

	Federal	State	Foreign	Total
DTA valuation allowance as of December 31, 2021	$—	$35.7	$73.1	$108.8
Change in assessment	—	—	(1.1)	(1.1)
Current year operations	—	3.8	(9.1)	(5.3)
DTA valuation allowance as of December 31, 2022	$—	$39.5	$62.9	$102.4
Change in assessment	—	(23.1)	(16.4)	(39.5)
Current year operations	—	(0.8)	11.2	10.4
DTA valuation allowance as of December 31, 2023	$—	$15.6	$57.7	$73.3
Change in assessment	—	(8.3)		(8.3)
Current year operations	29.1	(0.2)	(3.6)	25.3
DTA valuation allowance as of December 31, 2024	$29.1	$7.1	$54.1	$90.3
The Company continues to maintain a valuation allowance against certain deferred tax assets attributable to a U.S. federal capital loss carryforward, U.S. state net operating losses and tax credits, and certain foreign net deferred tax assets primarily in Luxembourg, Germany, and the U.K. which are not expected to be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The cumulative loss incurred over the three-year period ending December 31, 2024 constitutes significant objective negative evidence, resulting in the recognition of a valuation allowance against the net deferred tax assets for these jurisdictions. Such objective negative evidence limits our ability to consider subjective positive evidence, such as our projections of future taxable income. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight can be given to subjective evidence.
We have the following tax attributes available for utilization at December 31, 2024:

Attribute	Amount	First Year of Expiration
U.S. state net operating losses	$273.7	12/31/2025
U.S. federal tax credits	12.8	12/31/2029
U.S. state tax credits	0.6	12/31/2027
Foreign net operating losses(a)	267.1	12/31/2025
(a)Includes approximately $205.0 of net operating loss carryforwards in Luxembourg as of December 31, 2024.
Excess tax benefits related to stock-based compensation of $1.8, $0.9 and $2.4 for 2024, 2023 and 2022, respectively, were recorded as an income tax benefit in the statement of operations and have been reflected in the caption “Excess tax benefits on stock-based compensation” within the effective tax rate reconciliation table.
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
The following table displays a rollforward of our unrecognized tax benefits.

For the Year Ended December 31	2024	2023	2022
Unrecognized tax benefits – January 1	$5.7	$6.7	$7.6
Additions for:
Current year tax positions	1.8	1.4	1.7
Prior year tax positions	0.1	0.5	0.3
Reductions for:
Prior year tax positions	—	(0.6)	(0.1)
Expiration of statute of limitations	(1.2)	(2.3)	(2.8)
Settlements	—	—	—
Unrecognized tax benefits – December 31	$6.4	$5.7	$6.7
As of December 31, 2024, $5.7 of the unrecognized tax benefits would impact the effective tax rate for continuing operations, if realized. The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Czechia, Germany, India, Italy, and the U.S.
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

The following table summarizes the earliest open tax years by major jurisdiction as of December 31, 2024:

Jurisdiction	Earliest Open Year
China	2019
Czechia	2014
Denmark	2019
Germany	2017
Hong Kong	2020
India	2013
Italy	2016
Japan	2022
Korea	2023
Luxembourg	2017
Mexico	2016
Singapore	2019
United States	2021
We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Statements of Operations. During 2024, 2023, and 2022 we recognized a net interest expense of $0.2, $0.1, and $0.0, respectively, related to tax matters.

NOTE 6
EARNINGS PER SHARE DATA
The following table provides a reconciliation of basic to diluted common shares outstanding, used in the computation of basic and diluted earnings per share presented in our Consolidated Statements of Operations.

For the Year Ended December 31	2024	2023	2022
Basic weighted average common shares outstanding	81.8	82.3	83.4
Add: Dilutive impact of outstanding equity awards	0.5	0.4	0.3
Diluted weighted average common shares outstanding	82.3	82.7	83.7
There were no anti-dilutive shares as of December 31, 2024, 0.1 anti-dilutive shares as of December 31, 2023 and no anti-dilutive shares as of December 31, 2022, to exclude from the computation of diluted earnings per share.
NOTE 7
RECEIVABLES, NET
The following table summarizes our receivables and associated allowance for credit losses.

As of December 31	2024	2023
Trade accounts receivable	$672.1	$641.3
Notes receivable	14.6	25.5
Other	30.5	22.6
Receivables, gross	717.2	689.4
Less: allowance for credit losses - receivables	(14.2)	(14.2)
Receivables, net	$703.0	$675.2
The following table displays our allowance for credit losses for receivables and contract assets.

As of December 31	2024	2023
Allowance for credit losses - receivables	$14.2	$14.2
Allowance for credit losses - contract assets	—	—
Total allowance for credit losses	$14.2	$14.2

The following table displays a rollforward of our total allowance for credit losses.

	2024	2023	2022
Total allowance for credit losses as of January 1	$14.2	$12.2	$12.5
Charges (recoveries) to income	3.8	2.2	2.0
Write-offs	(3.1)	(0.9)	(2.0)
Foreign currency and other	(0.7)	0.7	(0.3)
Total allowance for credit losses as of December 31	$14.2	$14.2	$12.2

NOTE 8
INVENTORIES
The following table summarizes our inventories.

As of December 31	2024	2023
Raw materials	$384.4	$366.6
Work in process	99.6	111.8
Finished goods	107.2	97.0
Inventories	$591.2	$575.4
Government Assistance (ASU 2021-10)
Increased energy prices have prompted governments to put in place measures to shield businesses and consumers from the direct impact of rising prices. These measures include granting subsidies to help offset the high energy prices. ASU 2021-10 requires entities to provide information about the nature of transactions, related policies and effect of government grants on an entity’s financial statements. In particular, in Italy, to qualify for an energy subsidy a company must apply for and receive a certificate attesting that the company is an "energy and gas consuming company" (high energy consumption connected to the production cycle). The amount of subsidies granted is calculated based on a percentage of actual consumption, ranging from 25% to 40%. One of our Italian subsidiaries within our MT segment obtained this certificate and was granted energy subsidies from the Italian government beginning in April 2022. This program concluded in the second quarter of 2023. For the year ended December 31, 2023, we recognized a benefit of $6.3, which we recorded within Costs of revenue in our Consolidated Statements of Operations. There was no other material government assistance received by the Company or any of our subsidiaries during the year.
NOTE 9
OTHER CURRENT AND NON-CURRENT ASSETS
The following table summarizes our other current and non-current assets.

As of December 31	2024	2023
Advance payments and other prepaid expenses	$53.4	$55.3
Current contract assets, net	34.4	25.8
Prepaid income taxes	21.9	16.9
Other	21.5	19.9
Other current assets	$131.2	$117.9
Other employee benefit-related assets	$135.2	$128.6
Operating lease right-of-use assets	92.2	87.4
Deferred income taxes	74.5	76.0
Equity method and other investments	48.5	46.6
Capitalized software costs	5.5	7.9
Environmental-related assets	7.6	6.0
Other	21.1	28.5
Other non-current assets	$384.6	$381.0

NOTE 10
PLANT, PROPERTY AND EQUIPMENT, NET
The following table summarizes our property, plant, and equipment, net of accumulated depreciation.

As of December 31	Useful life (in years)	2024	2023
Machinery and equipment	2 - 10	$1,263.4	$1,317.9
Buildings and improvements	5 - 40	293.4	298.4
Furniture, fixtures and office equipment	3 - 7	73.6	83.7
Construction in progress		103.0	78.1
Land and improvements		25.1	29.5
Other		2.0	1.7
Plant, property and equipment, gross		1,760.5	1,809.3
Less: accumulated depreciation		(1,183.3)	(1,248.3)
Plant, property and equipment, net		$577.2	$561.0
Depreciation expense of $88.2, $84.2, and $80.7 was recognized in 2024, 2023 and 2022, respectively.
During 2022, we recorded a gain of $14.7 related to the sale of a former operating facility that was previously held by a business within our IP segment. This gain was recorded within Gain on sale of long-lived assets in our Consolidated Statements of Operations for the year ended December 31, 2022.
NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of our goodwill by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill as of December 31, 2022	$287.7	$398.7	$278.4	$964.8
Goodwill acquired(a)	—	—	44.6	44.6
Allocated to divestiture of business(b)	—	—	(2.7)	(2.7)
Foreign currency translation	4.6	4.3	0.7	9.6
Goodwill as of December 31, 2023	$292.3	$403.0	$321.0	$1,016.3
Goodwill acquired(c)	—	215.6	244.3	459.9
Adjustments to purchase price allocations	—	—	0.6	0.6
Allocated to divestiture of business(d)	(16.0)	—	—	(16.0)
Foreign currency translation	(3.9)	(25.3)	(1.5)	(30.7)
Goodwill as of December 31, 2024	$272.4	$593.3	$564.4	$1,430.1
(a)Goodwill acquired for our CCT segment is related to our acquisition of Micro-mode representing the calculation of the excess purchase price over the net assets acquired.
(b)During the fourth quarter of 2023, we completed the sale of our Matrix business, which was previously included within our CCT segment.
(c)Goodwill acquired for our IP and CCT segments is related to our acquisitions of Svanehøj and kSARIA, respectively, representing the calculation of the excess purchase price over the net assets acquired.
(d)During the third quarter of 2024, we completed the sale of our Wolverine business, which was previously included within our MT segment.
See Note 21, Acquisitions, Investments, and Divestitures, for further information.

Goodwill acquired represents the preliminary calculation of the excess purchase price over the net assets acquired. During the year ended December 31, 2024, goodwill acquired is related to our acquisition of Svanehøj and kSARIA. The valuation of Svanehøj was finalized and kSARIA is pending completion. Upon completion, goodwill acquired will be adjusted based on the final fair values of the net assets acquired. Refer to Note 21, Acquisitions, Investments, and Divestitures, for further information.
Other Intangible Assets, Net
The following table summarizes our other intangible assets, net of accumulated amortization.

	2024			2023
As of December 31	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$383.8	$(92.6)	$291.2	$202.4	$(138.4)	$64.0
Proprietary technology	105.3	(23.8)	81.5	61.5	(32.5)	29.0
Trademarks and other	56.7	(35.1)	21.6	22.0	(17.5)	4.5
Total finite-lived intangibles	545.8	(151.5)	394.3	285.9	(188.4)	97.5
Indefinite-lived intangibles(a)	59.8	—	59.8	19.1	—	19.1
Other intangible assets	$605.6	$(151.5)	$454.1	$305.0	$(188.4)	$116.6
(a)During the second quarter of 2024, we completed the sale of our Wolverine business, which was previously included within our MT segment. Indefinite-lived intangibles with a net book value of $7.0 were written off as part of the divestiture. See Note 21, Acquisitions, Investments, and Divestitures, for further information.
The fair values of intangible assets acquired in connection with the purchase of Svanehøj and kSARIA consist of the following:

	Svanehøj (Final)		kSARIA (Preliminary)
	Useful life (in years)	Fair value	Useful life (in years)	Fair value
Customer relationships	16	$107.0	17	$141.0
Developed technology	17	65.0		—
Trade names	Indefinite	23.0	Indefinite	26.0
Backlog	1.25	17.0	1.3	17.0
Other(a)	10	0.6	3 - 7	1.1
Total intangible assets acquired		$212.6		$185.1
(a)Other intangible assets for kSARIA reflect favorable lease intangibles.
Customer relationships, proprietary technology and trademarks and other intangible assets are amortized over weighted average lives of approximately 13.6 years, 14.4 years and 7.1 years, respectively. Indefinite-lived intangibles primarily consist of brands and trademarks.
Amortization expense related to intangible assets for 2024, 2023 and 2022 was $42.1, $19.1, and $20.8, respectively. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2025	$45.3
2026	29.4
2027	27.6
2028	26.7
2029	26.6
Thereafter	238.8

NOTE 12
ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES
The following table summarizes our accrued liabilities and other non-current liabilities.

As of December 31	2024	2023
Compensation and other employee-related benefits	$155.9	$165.5
Contract liabilities and other customer-related liabilities	153.5	133.6
Accrued income taxes and other tax-related liabilities	38.5	30.7
Operating lease liabilities	22.6	19.5
Accrued warranty costs	16.7	14.0
Environmental and other legal matters	7.3	5.8
Accrued restructuring costs	2.9	4.8
Other	49.8	39.2
Accrued and other current liabilities	$447.2	$413.1
Operating lease liabilities	$73.7	$72.3
Environmental liabilities	51.1	52.0
Deferred income taxes and other tax-related liabilities	60.4	25.0
Compensation and other employee-related benefits	37.0	38.0
Other	34.1	24.0
Other non-current liabilities	$256.3	$211.3
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
The following table displays a rollforward of our supply chain financing obligations which is included within Accounts payable in our Consolidated Balance Sheets.

2024
Confirmed obligations outstanding at the beginning of the year	$19.7
Invoices confirmed in the year	67.3
Payments applied towards invoices	(75.7)
Confirmed obligations outstanding at the end of the year	$11.3

NOTE 13
LEASES
The Company’s lease portfolio primarily relates to real estate, which may be used for manufacturing or non-manufacturing purposes (e.g., office space), and contains lease terms generally ranging between one and 24 years. Our lease portfolio also includes vehicles and equipment. Substantially all of our leases are classified as operating leases.
Lease costs associated with fixed payments related to the Company's operating leases were $31.4, $30.2, and $26.6 for the years ended December 31, 2024, 2023 and 2022, respectively. Short-term lease costs, variable lease costs, and sublease income related to our operating leases, as well as total lease costs related to our finance leases, were not material for the years ended December 31, 2024, 2023 and 2022.
The following table displays our future lease obligations related to non-cancellable operating leases with an initial term in excess of 12 months as of December 31, 2024.

2025	$26.8
2026	23.7
2027	17.3
2028	11.8
2029	9.0
Thereafter	23.0
Total undiscounted future operating lease obligations	111.6
Less: imputed interest	15.3
Present value of future operating lease obligations(a)	$96.3
(a)Includes $22.6 of current operating lease liabilities recorded within Accrued and other current liabilities and $73.7 of non-current operating lease liabilities recorded within Other non-current liabilities in our Consolidated Balance Sheets.
The following table includes other supplemental information regarding our operating leases.

As of or for the Year Ended December 31	2024	2023
Operating cash outflows from operating leases(a)	$26.8	$24.5
Right-of-use assets obtained in exchange for new operating lease liabilities	$33.9	$32.5
Weighted average remaining lease term (in years)	6.1	6.1
Weighted average discount rate(b)	3.4%	3.4%
(a)Included within Other, net in our Consolidated Statements of Cash Flows.
(b)We use a discount rate for each lease based on an estimated incremental borrowing rate over a similar term as the lease, as the discount rate implicit in each lease cannot be readily determined.

NOTE 14
DEBT
The following table summarizes our outstanding debt obligations.

As of December 31	2024	2023
Commercial paper(a)	$424.5	$184.9
Short-term loans	0.5	0.5
Current maturities of long-term debt	2.6	2.3
Total short-term borrowings	427.6	187.7
Non-current maturities of long-term debt(b)	232.6	5.7
Total debt	$660.2	$193.4
(a)The increase in commercial paper outstanding from December 31, 2023 to December 31, 2024 was primarily related to acquisition activity that was partially financed using commercial paper, and timing of repayments. Note 21, Acquisitions, Investments, and Divestitures, for additional information.
(b)Long-term debt is primarily related to a term loan that the Company entered into in September 2024 in connection with the acquisition of kSARIA. See additional details in section titled, “U.S. Term Loan”, below.
Commercial Paper
The following table presents our outstanding commercial paper borrowings and associated weighted average interest rates.

As of or for the Year Ended December 31	2024	2023
Commercial Paper Outstanding - U.S. Program	$424.4	$184.9
Weighted Average Interest Rate - U.S. Program	4.80%	5.61%
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
The kSARIA Credit Agreement has a maturity of three years (September 2027) and provides for a term loan of $464.0, which had been borrowed and was used to finance the Company’s acquisition of kSARIA on September 12, 2024. Debt issuance costs were $0.9 and will be amortized over the term of the debt. During 2024, repayments of the U.S. Term Loan totaled $235.0.
Borrowings under the kSARIA Credit Agreement bear interest at an annual rate equal to, at the Company’s option, either (i) term secured overnight financing rate (Term SOFR) (subject to a 0.10% “credit spread adjustment”) plus a margin ranging from 0.875% to 1.500%, or (ii) an alternate base rate plus a margin ranging from 0.0% to 0.5%, with the applicable margin determined by reference to the Company’s debt ratings set forth in the kSARIA Credit Agreement. The annual interest rate as of December 31, 2024 was 5.41%. The loans under the kSARIA Credit Agreement may be prepaid by the Company at any time, in whole or in part, without penalty or premium, subject to certain conditions.
The kSARIA Credit Agreement contains customary affirmative and negative covenants, as well as financial covenants (e.g., leverage ratio), that are similar to those contained in our 2021 Revolving Credit Agreement, as described below. As of December 31, 2024, all financial covenants (e.g., leverage ratio) associated with the kSARIA Credit Agreement were within the prescribed thresholds.
The following table provides the future maturities related to the outstanding balance as of December 31, 2024.

2025	$—
2026	—
September 2027	229.0
Total maturities	$229.0

Italian Term Loan
On January 12, 2024, ITT Italia S.r.l. (ITT Italia), an indirect wholly owned subsidiary of the Company, entered into a facility agreement (the ITT Italia Credit Agreement), among the Company, as a guarantor, ITT Italia, as borrower, and BNP Paribas, Italian Branch, as bookrunner, sole underwriter and global coordinator, mandated lead arranger and agent.
The ITT Italia Credit Agreement had an initial maturity of three years (January 2027) and provided for term loan borrowings in an aggregate principal amount of €300 (or $328.9), €275 (or $301.5) of which had been borrowed and were used to finance the Company’s acquisition of Svanehøj, which closed on January 19, 2024. During the third quarter of 2024, ITT Italia repaid €175, representing the remaining outstanding balance on the ITT Italia Credit Agreement. During 2024, repayments of the facility agreement totaled €275. Debt issuance costs totaled $1.8, which were fully amortized during 2024.
The interest rate per annum on the ITT Italia Credit Agreement was based on the EURIBOR rate for Euros, plus a margin of 1.00%.
Other Long-term Debt
Our other long-term debt is primarily related to outstanding Italian government loans maturing in June 2027 and September 2029, which carries a weighted average fixed interest rate of 0.85% and requires annual principal and interest payments of approximately $1.0 on average, through maturity.
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
Since the Amendment, the interest rate per annum on the 2021 Revolving Credit Agreement is based on the Term SOFR rate of the currency we borrow in, plus a margin of 1.00%. There is a 0.125% fee per annum applicable to the commitments under the 2021 Revolving Credit Agreement. The margin and fees are subject to adjustment should the Company’s credit ratings change. As of December 31, 2024 and December 31, 2023, we had no outstanding obligations under the current or former revolving credit facility.
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
As of December 31, 2024, all financial covenants (e.g., leverage ratio) associated with the 2021 Revolving Credit Agreement were within the prescribed thresholds.

NOTE 15
POSTRETIREMENT BENEFIT PLANS
Defined Contribution Plans
Substantially all of ITT’s U.S. and certain international employees are eligible to participate in a defined contribution plan. ITT sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Certain plans require us to match a portion of the employee contributions. Company contributions charged to expense amounted to $19.4, $17.3 and $16.5 for 2024, 2023 and 2022, respectively.
The ITT Stock Fund, an investment option in our U.S. based defined contribution plan, is considered an employee stock ownership plan and, as a result, participants in the ITT Stock Fund may receive dividends in cash or may reinvest such dividends into the ITT Stock Fund. The ITT Stock Fund held approximately 0.1 shares of ITT common stock at December 31, 2024.
Defined Benefit Plans
ITT currently sponsors a number of defined benefit pension plans, primarily outside of the U.S., which have approximately 960 active participants. As of December 31, 2024, international pension plans represented 85% of our total projected pension benefit obligation. There is one remaining U.S. pension plan, which is frozen to new participants. International plan benefits are primarily determined based on participant years of service, future compensation, and age at retirement or termination.
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

	2024			2023
As of December 31	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Fair value of plan assets	$0.3	$—	$0.3	$0.4	$—	$0.4
Projected benefit obligation	71.6	58.0	129.6	84.4	66.2	150.6
Funded status	$(71.3)	$(58.0)	$(129.3)	$(84.0)	$(66.2)	$(150.2)
Amounts reported within:
Non-current assets	$0.1	$—	$0.1	$0.2	$—	$0.2
Accrued liabilities	(5.0)	(5.4)	(10.4)	(5.5)	(6.2)	(11.7)
Non-current liabilities	(66.4)	(52.6)	(119.0)	(78.7)	(60.0)	(138.7)
A portion of our projected benefit obligation includes amounts that have not yet been recognized as expense in our results of operations. Such amounts are recorded within accumulated other comprehensive loss until they are amortized as a component of net periodic postretirement cost.
The following table provides a summary of amounts recorded within accumulated other comprehensive loss.

	2024			2023
As of December 31	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net actuarial loss	$3.4	$(6.0)	$(2.6)	$9.5	$0.4	$9.9
Prior service cost (benefit)	0.8	(12.8)	(12.0)	0.3	(18.5)	(18.2)
Total	$4.2	$(18.8)	$(14.6)	$9.8	$(18.1)	$(8.3)

The following tables provide a rollforward of the benefit obligation, plan assets and funded status for our U.S. and international pension plans and our other employee-related defined benefit plans.

	2024				2023
For the Year Ended December 31	U.S. Pension	Int’l Pension	Other Benefits	Total	U.S. Pension	Int’l Pension	Other Benefits	Total
Change in benefit obligation
Benefit obligation as of January 1	$11.2	$73.2	$66.2	$150.6	$11.2	$67.9	$70.7	$149.8
Service cost	—	0.8	0.3	1.1	—	0.8	0.3	1.1
Interest cost	0.5	2.2	2.9	5.6	0.6	2.4	3.1	6.1
Amendments	—	0.5	—	0.5	—	—	—	—
Actuarial loss (gain)(a)	(0.4)	(5.2)	(7.0)	(12.6)	0.3	3.4	(2.9)	0.8
Benefits paid	(0.9)	(3.3)	(4.0)	(8.2)	(0.9)	(3.2)	(5.0)	(9.1)
Divestitures/Settlement	—	(2.3)	(0.4)	(2.7)	—	(0.4)	—	(0.4)
Foreign currency translation	—	(4.7)	—	(4.7)	—	2.3	—	2.3
Benefit obligation as of December 31	$10.4	$61.2	$58.0	$129.6	$11.2	$73.2	$66.2	$150.6
(a)The actuarial gain in 2024 is primarily due to an increase in discount rates during the year.

	2024				2023
	U.S. Pension	Int’l Pension	Other Benefits	Total	U.S. Pension	Int’l Pension	Other Benefits	Total
Change in plan assets
Plan assets as of January 1	$—	$0.4	$—	$0.4	$—	$0.4	$—	$0.4
Employer contributions	0.9	5.6	4.0	10.5	0.9	3.6	5.0	9.5
Benefits and expenses paid	(0.9)	(3.3)	(4.0)	(8.2)	(0.9)	(3.2)	(5.0)	(9.1)
Settlement	—	(2.3)	—	(2.3)	—	(0.4)	—	(0.4)
Foreign currency translation	—	(0.1)	—	(0.1)	—	—	—	—
Plan assets as of December 31	$—	$0.3	$—	$0.3	$—	$0.4	$—	$0.4
Funded status at end of year	$(10.4)	$(60.9)	$(58.0)	$(129.3)	$(11.2)	$(72.8)	$(66.2)	$(150.2)
The accumulated benefit obligation for all defined benefit pension plans was $70.0 and $82.5 as of December 31, 2024 and 2023, respectively. Information for pension plans with an accumulated benefit obligation in excess of plan assets is included in the following table.

As of December 31	2024	2023
Projected benefit obligation	$71.4	$84.2
Accumulated benefit obligation	70.0	82.3
Fair value of plan assets	—	—

Statements of Operations Information
The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss as they pertain to our defined benefit pension plans.

	2024			2023			2022
For the Year Ended December 31	U.S. Pension	Int’l Pension	Total	U.S. Pension	Int’l Pension	Total	U.S. Pension	Int’l Pension	Total
Net periodic postretirement cost - pension
Service cost	$—	$0.8	$0.8	$—	$0.8	$0.8	$—	$1.2	$1.2
Interest cost	0.5	2.2	2.7	0.6	2.4	3.0	0.3	1.0	1.3
Amortization of net actuarial loss	0.1	0.2	0.3	—	—	—	0.2	1.1	1.3
Amortization of prior service cost	—	—	—	—	—	—	—	—	—
Net periodic postretirement cost	0.6	3.2	3.8	0.6	3.2	3.8	0.5	3.3	3.8
Settlement charge and other	—	(0.2)	(0.2)	—	0.1	0.1	—	—	—
Cost for special termination benefit	—	0.1	0.1	—	—	—	—	—	—
Total net periodic postretirement cost	0.6	3.1	3.7	0.6	3.3	3.9	0.5	3.3	3.8
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	(0.4)	(5.2)	(5.6)	0.3	3.4	3.7	(3.0)	(18.3)	(21.3)
Prior service cost	—	0.5	0.5	—	—	—	—	—	—
Amortization of net actuarial loss	(0.1)	(0.1)	(0.2)	—	—	—	(0.2)	(1.1)	(1.3)
Amortization of prior service cost	—	—	—	—	—	—	—	—	—
Foreign currency translation and other	—	(0.4)	(0.4)	—	0.1	0.1	—	(1.7)	(1.7)
Total change recognized in other comprehensive income	(0.5)	(5.2)	(5.7)	0.3	3.5	3.8	(3.2)	(21.1)	(24.3)
Total impact from net periodic postretirement cost and changes in other comprehensive income	$0.1	$(2.1)	$(2.0)	$0.9	$6.8	$7.7	$(2.7)	$(17.8)	$(20.5)
The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss as they pertain to other employee-related defined benefit plans.

For the Year Ended December 31	2024	2023	2022
Net periodic postretirement cost - other postretirement
Service cost	$0.3	$0.3	$0.6
Interest cost	2.9	3.1	2.2
Amortization of net actuarial loss	0.2	—	1.8
Amortization of prior service benefit	(5.8)	(6.0)	(5.5)
Net periodic postretirement cost (benefit)	(2.4)	(2.6)	(0.9)
Gain due to settlement/divestiture	(1.2)	—	—
Total net periodic postretirement cost	(3.6)	(2.6)	(0.9)
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	(7.0)	(2.9)	(23.3)
Prior service benefit(a)	—	—	(8.1)
Amortization of net actuarial loss	(0.2)	—	(1.8)
Amortization of prior service credit	5.8	6.0	5.5
Recognized actuarial gain (loss) due to divestiture	0.7	—	—
Total changes recognized in other comprehensive income	(0.7)	3.1	(27.7)
Total impact from net periodic postretirement cost and changes in other comprehensive income	$(4.3)	$0.5	$(28.6)
(a)A prior service benefit was recognized in 2022 related to changes to a postretirement medical plan, covering certain unionized employees and retirees within our IP business. The changes closed the plan to new hires and, beginning in 2023, plan participants receive a fixed contribution into a Health Reimbursement account.

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

	2024			2023
	U.S. Pension	Int’l Pension	Other Benefits	U.S. Pension	Int’l Pension	Other Benefits
Obligation Assumptions:
Discount rate	5.5%	3.3%	5.6%	5.0%	3.1%	5.0%
Rate of future compensation increase	N/A	3.4%	N/A	N/A	3.4%	N/A
Cost Assumptions:
Discount rate	5.0%	3.1%	5.0%	5.3%	3.6%	5.3%
Expected return on plan assets	N/A	1.0%	N/A	N/A	1.0%	N/A
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
The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 8.0% for pre-age 65 retirees and 7.0% for post-age 65 retirees for 2025, decreasing ratably to 4.5% in 2035. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future working life or life expectancy of the plan participants.
Fair Value of Plan Assets
As of December 31, 2024 and 2023, our plan assets were not material.
Contributions
Our postretirement plans are largely unfunded, and therefore plan contributions generally reflect required benefit payments. We fund certain of our international pension plans in countries where funding is allowable and tax-efficient. During 2024 and 2023, we contributed $6.5 and $4.5, respectively, to our global pension plans and we anticipate making contributions of approximately $5 during 2025.
We contributed $4.0 and $5.0 to our other employee-related defined benefit plans during 2024 and 2023, respectively. We estimate that the 2025 contributions to our other employee-related defined benefit plans will be approximately $5.

Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our pension and other employee-related benefit plans.

	U.S. Pension	Int’l Pension	Other Benefits
2025	$0.9	$4.1	$5.4
2026	0.9	3.4	5.2
2027	0.9	3.2	5.1
2028	0.9	3.4	5.0
2029	0.9	3.5	4.7
2030 - 2034	4.4	17.6	21.4
NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
The 2011 Omnibus Incentive Plan (2011 Incentive Plan) was approved by shareholders and established in May 2011 to provide for the awarding of options on common shares and full value restricted common shares or units to employees and non-employee directors. As of December 31, 2024, 36.1 shares were available for future grants under the 2011 Incentive Plan. The Company can make shares available for the exercise of stock options or vesting of restricted shares or units by purchasing shares in the open market.
Our long-term incentive plan (LTIP) awards are comprised of two components: restricted stock units (RSUs) and performance stock units (PSUs). The majority of RSUs and PSUs settle in shares; however RSUs and PSUs granted to certain international employees are settled in cash. We account for equity-settled RSUs and PSUs as equity-based compensation awards. We account for cash-settled RSUs and PSUs as liability-based awards. PSUs contain equally weighted performance conditions for total shareholder return (TSR) and return on invested capital (ROIC). PSUs vest based on predetermined performance metrics that align with the Company's stock price and financial performance generally following a three-year performance period and are subject to a payout factor which includes a maximum and minimum payout. PSUs are accounted for as two distinct awards, a TSR award and a ROIC award.
LTIP costs are primarily recorded within General and administrative expenses in our Consolidated Statements of Operations, at their grant date fair value over the requisite service period (typically three years) on a straight-line basis and are reduced by forfeitures as they occur.
The following table summarizes our share-based compensation expense associated with our LTIP awards.

For the Year Ended December 31	2024	2023	2022
Equity-based awards	$25.9	$20.2	$18.1
Liability-based awards	2.6	1.7	1.0
Total share-based compensation expense	$28.5	$21.9	$19.1
The income tax benefit realized during 2024, 2023 and 2022 associated with exercised stock options and vested restricted stock was $1.8, $0.9 and $2.4, respectively.
As of December 31, 2024, there was $45.5 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.1 years. Additionally, unrecognized compensation cost related to liability-based awards was $3.2, which is expected to be recognized ratably over a weighted-average period of 1.8 years.
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

For PSUs, the fair value of the ROIC award is based on the closing price of ITT common stock on the date of grant less the present value of expected dividend payments during the vesting period. For ROIC awards granted in 2024, a dividend yield of 1.00% was assumed based on ITT's annualized dividend payment of $1.276 per share and the March 4, 2024 closing stock price of $128.01. The fair value of the ROIC award is fixed on the grant date; however, a probability assessment is performed each reporting period to estimate the likelihood of achieving the ROIC targets and the amount of compensation to be recognized.
The fair value of the TSR award is measured using a Monte Carlo simulation on the date of grant, measuring potential total shareholder return for ITT relative to the other companies in the S&P 400 Capital Goods Index (the TSR Performance Group). The expected volatility of ITT's stock price is based on the historical volatility of a peer group while expected volatility for the other companies in the TSR Performance Group is based on their own stock price history. For TSR awards granted in 2024, all volatility and correlation measures were based on three years of daily historical price data through March 4, 2024, corresponding to the three-year performance period of the award. As the grant date occurs after the beginning of the performance period, actual TSR performance between the beginning of the performance period (December average closing stock price) and the grant date was reflected in the valuation. For TSR awards granted in 2024, a dividend yield of 1.00% was assumed based on ITT's annualized dividend payment of $1.276 per share and the March 4, 2024 closing stock price of $128.01.
The table below provides a rollforward of our outstanding RSUs and PSUs.

	2024		2023		2022
Restricted Stock and Performance Units	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1	0.7	$88.40	0.7	$76.36	0.7	$71.21
Granted	0.4	135.01	0.3	99.33	0.3	77.72
Performance adjustment	0.1	98.67	—	—	—	—
Vested and issued	(0.3)	91.13	(0.2)	69.91	(0.3)	66.20
Forfeited	(0.1)	108.62	(0.1)	77.20	—	—
Outstanding as of December 31	0.8	$109.06	0.7	$88.40	0.7	$76.36
Vested pending issuance	0.1	$76.51	0.1	$98.67	0.1	$63.88
The table below provides the number of our outstanding shares by award type. Cash-settled RSUs and PSUs outstanding were not material.

As of December 31	2024	2023	2022
Equity-settled RSUs	0.4	0.4	0.4
Equity-settled PSUs	0.3	0.3	0.2
As of December 31, 2024, substantially all RSUs outstanding are expected to vest. As of December 31, 2024, the total number of PSUs expected to vest based on current performance estimates, including those vested but pending issuance, was 0.5.
Non-Qualified Stock Options
Prior to 2017, our LTIP award grants also included non-qualified stock options (NQOs). NQOs outstanding and exercisable were nominal as of December 31, 2024 and 2023, and 0.1 as December 31, 2022. As of December 31, 2024, there were no options "out-of-the-money" and all options outstanding were fully vested. A nominal number of NQOs were exercised for the year ended December 31, 2024, and 0.1 during each of the years ended December 31, 2023 and 2022 resulted in cash proceeds of $0.5, $0.6 and $1.8, respectively.
CEO Retention Plan
On October 30, 2024, the Company adopted a Chief Executive Officer Retention Plan (the CEO Retention Plan) to provide for the grant of additional RSUs to ITT's CEO, Mr. Savi. The initial grant under the CEO Retention Plan consists of RSUs with a grant date fair value of $7.0. Mr. Savi is also eligible to receive a performance-earned annual retention grant (PEAR Grant) in the first quarter of each of calendar year 2025 through 2029. Each PEAR Grant will consist of RSUs with a fair market value determined based on the final PSU payout (expressed as a percentage), each as determined under Mr. Savi’s performance unit award agreement for the most recently completed performance period. Performance unit award payouts start above 105% at $4.0 and can range up to $7.0.

LTIP costs for the initial grant of RSUs will be recognized on a straight-line basis beginning on the grant date, October 30, 2024, through the vest date, December 31, 2028. LTIP costs for future RSU grants, if any, will be recognized on a straight-line basis over the requisite service period beginning on the date each PEAR Grant is approved by the Company’s Board of Directors, through the vest date of the later of December 31, 2028 or one year from the date of grant. During 2024, the Company recognized costs of $0.3 in connection with the CEO Retention Plan.
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
Pursuant to the terms of the 2023 ESPP, employees may purchase stock under the 2023 ESPP at a price equal to 95% of ITT’s closing stock price on the purchase date. For the year ended December 31, 2024, no stock-based compensation expense was recorded in connection with the 2023 ESPP because the criteria of a non-compensatory plan in accordance with ASC 718, Compensation - Stock Compensation, were met.
NOTE 17
CAPITAL STOCK
ITT has authority to issue an aggregate of 300 shares of capital stock, of which 250 shares have been designated as common stock having a par value of $1 per share and 50 shares have been designated as preferred stock not having any par or stated value. There was no preferred stock outstanding as of December 31, 2024 and 2023.
The holders of ITT common stock are entitled to receive dividends when and as declared by ITT’s Board of Directors. Dividends are paid quarterly. Dividends declared were $1.276, $1.160 and $1.056 per common share totaling $104.8, $95.9, and $87.7 in 2024, 2023, and 2022, respectively.
On October 30, 2019, the Board of Directors approved an indefinite term $500 open-market share repurchase program (the 2019 Plan). During 2024, we exhausted the remaining capacity under the 2019 Plan. On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan). There was $975 of remaining capacity left under the 2023 Plan as of December 31, 2024. The following table summarizes our share repurchase activity.

As of December 31	2024	2023	2022
Shares repurchased and retired	0.8	0.7	3.0
Cost of share repurchases	$104.8	$60.5	$245.3
Separate from our open-market share repurchase programs, the Company withholds shares of common stock in settlement of employee tax withholding obligations due upon the vesting of equity-based compensation awards. The following table summarizes Company share withholdings related to net shares settlement of stock incentive plans.

As of December 31	2024	2023	2022
Shares withheld for taxes related to net share settlement of stock incentive plans	0.1	0.1	0.1
Payments for taxes related to net share settlement of stock incentive plans	$14.2	$7.2	$8.8
In February 2025, the Company repurchased 0.2 shares for $25.6 under the 2023 Plan.

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
Environmental Matters
In the ordinary course of business, we are subject to federal, state, local, and foreign environmental laws and regulations. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and site remediation primarily related to former ITT businesses and former operating locations. These sites are in various stages of investigation and/or remediation under oversight of the U.S. Environmental Protection Agency and similar state environmental agencies with one non-U.S. matter under oversight of Italian environmental authorities.
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The following table provides a summary of the estimated aggregated environmental liability based on currently available and known information.

	2024	2023
Balance as of January 1	$56.0	$57.1
Changes in estimates for pre-existing accruals:
Continuing operations	2.2	2.6
Discontinued operations	0.4	—
Cash payments	(3.6)	(3.9)
Foreign currency	(0.1)	0.2
Balance as of December 31	$54.9	$56.0
Environmental-related assets, including estimated recoveries from insurance providers and other third parties, were $8.1 and $10.0 as of December 31, 2024 and 2023, respectively.
The following table illustrates the reasonably possible high range of estimated liability and number of active sites for environmental matters.

As of December 31	2024	2023
High-end estimate of environmental liability	$95.9	$98.2
Number of open environmental sites	26	26
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
Guarantees
We have $176.5 of guarantees, letters of credit and similar arrangements outstanding at December 31, 2024, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2024 as the likelihood of nonperformance by ITT is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our Consolidated Financial Statements.
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

	2024	2023
Warranty liability as of January 1	$16.5	$16.2
Warranty expense	8.6	5.4
Warranty liability acquired	0.9	—
Payments	(6.3)	(5.1)
Foreign currency and other	(0.3)	—
Warranty liability as of December 31	$19.4	$16.5

NOTE 20
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
Foreign Currency Derivative Contracts
The Company enters into foreign currency forward or option contracts to mitigate foreign currency risk associated with transacting with international customers, suppliers, and subsidiaries. The notional amounts and fair values of our outstanding foreign currency derivative contracts, which are recorded within other current assets in our Consolidated Balance Sheets, were as follows:

As of December 31	2024	2023
Notional amount (U.S. dollar equivalent)(a)	$155.8	$258.4
Fair value of foreign currency derivative contracts(b)	$2.9	$3.8
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
Gains or losses arising from changes in fair value of our foreign currency derivative contracts are recorded within General and administrative expenses in our Consolidated Statements of Operations, and were as follows:

For the Year Ended December 31	2024	2023
(Loss) gain on foreign currency derivative contracts(a)	$(6.7)	$(2.5)
(a)    None of our derivative contracts were designated as hedging instruments under ASC 815, Derivatives & Hedging.
The cash flow impact upon settlement of our foreign currency derivative contracts is included in operating activities in our Consolidated Statements of Cash Flows. During the year ended December 31, 2024 and December 31, 2023, net cash (outflow) inflows from foreign currency derivative contracts were $(8.3) and $1.5, respectively.

NOTE 21
ACQUISITIONS, INVESTMENTS, AND DIVESTITURES
Acquisition of kSARIA
On September 12, 2024, we completed the acquisition of 100% of the privately held stock of kSARIA for a preliminary purchase price of $461.8, net of cash acquired and including deferred consideration of $4.5 expected to be paid in 2025. The final price is subject to a customary working capital adjustment. kSARIA is a leading manufacturer of mission-critical cable assembly and networking application solutions primarily for the aerospace and defense market. kSARIA is headquartered in New Hampshire, with approximately 1,000 employees across five manufacturing sites in the U.S. and one in Mexico. kSARIA and its acquired subsidiaries generated sales of approximately $175.0 in 2023. Subsequent to the acquisition, kSARIA’s financial results are reported within our CCT segment.
The primary areas of the purchase price allocations that are not yet finalized for the kSARIA acquisition relate to the valuation of certain tangible and intangible assets, liabilities, income tax, and residual goodwill, which represents the excess of the purchase price over the fair value of the net tangible and other intangible assets acquired. The Company expects to obtain the information necessary to finalize the fair value of the net assets and liabilities during the measurement period, not to exceed one year from the acquisition date. Changes to the preliminary estimate of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period they occur.
The assets acquired and liabilities assumed for the kSARIA acquisition were recorded at fair value and are shown in the table below, including adjustments to the preliminary purchase price as of September 28, 2024, and during the fourth quarter of 2024. The impact to the current period income statement resulting from the adjustments was not material.

kSARIA - Allocation of Purchase Price	Preliminary 9/28/2024	Q4 2024 Adjustments	Preliminary 12/31/2024
Receivables	$28.1	$(1.4)	$26.7
Inventory	50.6	(2.6)	48.0
Plant, property and equipment	5.8	3.6	9.4
Goodwill(a)	276.0	(31.7)	244.3
Other intangible assets	166.0	19.1	185.1
Other assets	8.9	1.4	10.3
Accounts payable and accrued liabilities	(27.9)	(0.6)	(28.5)
Other liabilities	(42.6)	12.1	(30.5)
Contract liabilities	(3.0)	—	(3.0)
Net assets acquired	$461.9	$(0.1)	$461.8
(a)    Goodwill acquired with kSARIA is primarily attributable to the complementary nature of its product portfolio to ITT’s existing connectors portfolio. Goodwill arising from the acquisition is not expected to be deductible for income tax purposes.
Acquisition of Svanehøj
On January 19, 2024, the Company completed the acquisition of 100% of the privately held stock of Svanehøj for a purchase price of $407.6, net of cash acquired of $28.0. Svanehøj is a Denmark-based supplier of pumps and related aftermarket services with leading positions in cryogenic applications for the marine sector. Svanehøj employs approximately 400 employees and has operations in Denmark, Singapore and France. Svanehøj had sales of approximately $148 in 2023. Subsequent to the acquisition, Svanehøj’s financial results are reported within our IP segment. As of December 31, 2024, the allocation of the purchase price to the assets acquired and liabilities assumed was finalized related to our acquisition of Svanehøj.
Acquisition of Micro-Mode
On May 2, 2023, the Company completed the acquisition of 100% of the privately held stock of Micro-Mode for a purchase price of $79.0, net of cash acquired. Micro-Mode is a specialty designer and manufacturer of high-bandwidth radio frequency (RF) connectors for harsh environment defense and space applications. Micro-Mode has a single manufacturing site near San Diego, California. Subsequent to the acquisition, Micro-Mode’s financial results are reported within our CCT segment. As of December 31, 2024, the allocation of the purchase price to the assets acquired and liabilities assumed was finalized related to our acquisition of Micro-Mode.

The assets acquired and liabilities assumed for Svanehøj and Micro-Mode acquisitions were recorded at fair value and are shown in the table below.

Allocation of Purchase Price	Svanehøj (Final)(b)	Micro-Mode (Final)
Receivables	$22.4	$2.7
Inventory	39.5	5.3
Plant, property and equipment	19.1	6.1
Goodwill(a)	215.6	44.9
Other intangible assets	212.6	28.7
Other assets	9.0	0.2
Accounts payable and accrued liabilities	(28.0)	(2.6)
Other liabilities	(52.8)	(6.3)
Contract liabilities	(29.8)	—
Net assets acquired	$407.6	$79.0
(a)    Goodwill related to the acquisition of Svanehøj is primarily attributable to future economic benefits expected from our entrance into the marine sector, our expanded presence in the energy market, and geographic expansion. Goodwill arising from acquisitions is not expected to be deductible for income tax purposes.
(b) The purchase price allocation of Svanehøj was updated subsequent to the preliminary allocation in Q1 2024, including an increase to goodwill of $13.7 and a decrease to intangible assets, other liabilities and inventory of $13.4, $1.5 and $1.1, respectively. There was no material impact to the income statement for any period resulting from the change.
Pro forma results of operations have not been presented because the acquisitions were not deemed significant as of the acquisition date.
Investments in CRP Technology and CRP USA (CRP)
During the second quarter of 2022, we purchased a minority investment of 46% in CRP Technology Srl and 33% in CRP USA LLC (collectively "CRP") for $23.0. CRP is a manufacturer of reinforced composite materials for 3D printing for the aerospace, defense, premium automotive, and motorsports industries. CRP's Windform® high-performance materials enable engineers to develop complex, customized designs while providing lightweight and exceptionally durable products. In both May 2023 and May 2024, ITT purchased an additional 9% of CRP USA LLC for $1.4. These additional investments brought ITT’s direct share ownership in CRP USA LLC to 51% as of December 31, 2024. The investment in CRP USA LLC is accounted for as an equity method investment as we do not have control of the entity due to a supermajority board voting requirement.
Divestiture of Wolverine
On July 22, 2024, the Company completed the sale of its Wolverine business, part of the MT segment prior to the divestiture, to an unrelated third party for a price of $186.2 (or $177.9, net of cash divested). The transaction resulted in a pre-tax gain of $47.8. In connection with the divestiture, cumulative translation losses of $3.6 were reclassified out of Accumulated Other Comprehensive Loss and included in the gain on sale. Subsequent to the sale, Wolverine will act as a third-party supplier to the Company’s MT segment.
Divestiture of Matrix Composites, Inc. (Matrix)
On December 29, 2023, we completed the sale of our Matrix business, an aerospace and defense components manufacturer within our CCT segment, to a third party for total cash proceeds of $1.0. In connection with this transaction, we recorded a pre-tax loss of $15.3.
Divestiture of Product Line
During the second quarter of 2023, we completed the sale of a product line within our CCT segment to a third party for $10.5. The Company determined that the product line met the definition of a business per ASC 805, Business Combinations. As a result of the transaction, we recognized a pre-tax gain on sale of $7.2.

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

10.6	Indenture between ITT Corporation and Union Bank N.A., as Trustee dated May 1, 2009 Incorporated by reference to Exhibit 4.3 of ITT Inc.’s Form S-3 dated September 18, 2015
10.7
First Supplemental Indenture, dated as of May 16, 2016, between ITT Corporation, ITT Inc. and MUFG Union Bank, N.A. as Trustee
Incorporated by reference to Exhibit 4.2 of ITT Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 dated May 16, 2016

10.8*	ITT Annual Incentive Plan for Executive Officers, amended and restated as of May 16, 2016 Incorporated by reference to Exhibit 10.5 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2016
10.9*	ITT Retirement Savings Plan (amended and restated effective January 1, 2020) Incorporated by reference to Exhibit 10.18 of ITT Inc.’s Form 10-K for the year ended December 31, 2020
10.10*	ITT Supplemental Retirement Savings Plan, amended and restated as of May 2, 2020 Incorporated by reference to Exhibit 10.19 of ITT Inc.’s Form 10-K for the year ended December 31, 2020
10.11*	ITT Senior Executive Severance Pay Plan, amended and restated as of June 17, 2019 Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2019
10.12*	ITT Senior Executive Change in Control Severance Pay Plan, amended and restated as of June 17, 2019 Incorporated by reference to Exhibit 10.3 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2019
10.13*	ITT Change in Control Severance Plan, amended and restated as of May 16, 2016 Incorporated by reference to Exhibit 10.10 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2016
10.14*	ITT Deferred Compensation Plan, as amended and restated as of May 16, 2016 Incorporated by reference to Exhibit 10.4 of ITT Inc.’s Form 8-K dated May 16, 2016
10.15*
ITT Deferred Compensation Plan for Non-Employee Directors, amended and restated as of January 1, 2020
Incorporated by reference to Exhibit 10.4 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2020

10.16*	Non-Employee Director Compensation Summary Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended June 29, 2024
10.17*	2011 Omnibus Incentive Plan Incorporated by reference to Exhibit 4.3 of ITT Inc.’s Registration Statement on Form S-8 as filed on October 28, 2011
10.18*
ITT 2003 Equity Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) and previously known as ITT Industries, Inc. 2003 Equity Incentive Plan
Incorporated by reference to Exhibit 10.5 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2008

10.19*	Omnibus Amendment to Long-Term Incentive Plans, dated as of May 16, 2016 Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Current Report on Form 8-K dated May 16, 2016
10.20*	Amendment to the ITT Consolidated Hourly Pension Plan, dated as of February 19, 2020 Incorporated by reference to Exhibit 10.3 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2020
10.21*	ITT Inc. Chief Executive Officer Retention Plan
10.22*	Form of CEO Retention Plan Restricted Stock Unit Agreement

Exhibit Number	Description
10.23*	Form of 2024 Performance Unit Award Agreement Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended March 30, 2024
10.24*	Form of 2024 Restricted Stock Unit Agreement Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended March 30, 2024
10.25*	Form of 2024 Restricted Stock Unit Award Agreement for Non-Employee Directors Incorporated by reference to Exhibit 10.3 of ITT Inc.’s Form 10-Q for the quarter ended March 30, 2024
10.26*	Form of 2023 Performance Unit Award Agreement Incorporated by reference to Exhibit 10.17 of ITT Inc.’s Form 10-K for the year ended December 31, 2022
10.27*	Form of 2023 Restricted Stock Unit Award Agreement Incorporated by reference to Exhibit 10.18 of ITT Inc.’s Form 10-K for the year ended December 31, 2022
10.28*	Form of 2022 Performance Unit Award Agreement Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended April 2, 2022
10.29*	Form of 2022 Restricted Stock Unit Award Agreement Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended April 2, 2022
10.30	Form of ITT Inc. Indemnification Agreement with its directors and officers Incorporated by reference to Exhibit 10.5 to ITT Inc.’s Form 8-K dated May 16, 2016
19.1	Stock Trading and Confidentiality Policy
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	ITT Clawback Policy Incorporated by reference to Exhibit 97.1 of ITT Inc.’s Form 10-K for the year ended December 31, 2023
101
The following materials from ITT Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (inline Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to the Consolidated Financial Statements

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
February 10, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ LUCA SAVI	Chief Executive Officer, President and Director	February 10, 2025
Luca Savi (Principal Executive Officer)

/S/ EMMANUEL CAPRAIS	Senior Vice President and Chief Financial Officer	February 10, 2025
Emmanuel Caprais (Principal Financial Officer)

/S/ CHERYL DE MESA GRAZIANO	Vice President and Chief Accounting Officer	February 10, 2025
Cheryl de Mesa Graziano (Principal Accounting Officer)

/S/ KEVIN BERRYMAN	Director	February 10, 2025
Kevin Berryman

/S/ MAGGIE CHU	Director	February 10, 2025
Maggie Chu

/S/ DONALD DEFOSSET, JR.	Director	February 10, 2025
Donald DeFosset, Jr.

/S/ NAZZIC KEENE	Director	February 10, 2025
Nazzic Keene

/S/ REBECCA A. MCDONALD	Director	February 10, 2025
Rebecca A. McDonald

/S/ CHRISTOPHER O’SHEA	Director	February 10, 2025
Christopher O’Shea

/S/ TIMOTHY H. POWERS	Director	February 10, 2025
Timothy H. Powers

/S/ CHERYL L. SHAVERS	Director	February 10, 2025
Cheryl L. Shavers

/S/ SHARON SZAFRANSKI	Director	February 10, 2025
Sharon Szafranski

II-4