Form 10-Q
period 2025-03-29
ITT INC.
filed 2025-05-01
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-05672
ITT INC.
(Exact name of Registrant as specified in its charter)

Indiana	81-1197930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

100 Washington Blvd	06902
6th Floor, Stamford, CT	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of April 29, 2025, there were 78.7 million shares of Common Stock (par value $1.00 per share) of the issuer outstanding.

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
•the imposition of new or increased tariffs by the U.S. government, particularly those targeting imports from specific countries, and the potential for retaliatory trade measures by affected countries, which could disrupt global supply chains, increase costs and reduce customer demand;
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
More information on factors that could cause actual results or events to differ materially from those anticipated is included in Part II, Item 1A, “Risk Factors” herein, as well as in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024 (particularly under the caption “Risk Factors”), our Quarterly Reports on Form 10-Q and in other documents we file from time to time with the SEC.
The forward-looking statements included in this Report speak only as of the date of this Report. We undertake no obligation (and expressly disclaim any obligation) to update any forward-looking statements, whether written or oral or as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

For the Three Months Ended	March 29, 2025	March 30, 2024
Revenue	$913.0	$910.6
Cost of revenue	596.7	609.1
Gross profit	316.3	301.5
General and administrative expenses	85.3	71.5
Sales and marketing expenses	53.2	50.1
Research and development expenses	26.9	30.0
Operating income	150.9	149.9
Interest expense	9.3	7.7
Interest income	(1.7)	(1.8)
Other non-operating income, net	(1.0)	(1.5)
Income before income tax expense	144.3	145.5
Income tax expense	35.2	33.0
Net income	109.1	112.5
Less: Income attributable to noncontrolling interests	0.7	1.0
Net income attributable to ITT Inc.	$108.4	$111.5

Earnings per share attributable to ITT Inc.:
Basic	$1.33	$1.36
Diluted	$1.33	$1.35

Weighted average common shares – basic	81.3	82.2
Weighted average common shares – diluted	81.7	82.7
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Operations.
ITT Inc. | Q1 2025 Form 10-Q | 1

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended	March 29, 2025	March 30, 2024
Net income	$109.1	$112.5
Other comprehensive income (loss):
Net foreign currency translation adjustment	27.3	(32.1)
Net change in postretirement benefit plans, net of tax impacts of $0.3 and $0.3, respectively	(1.2)	(1.0)
Other comprehensive income (loss)	26.1	(33.1)
Comprehensive income	135.2	79.4
Less: Comprehensive income attributable to noncontrolling interests	0.7	1.0
Comprehensive income attributable to ITT Inc.	$134.5	$78.4
Disclosure of reclassification adjustments to postretirement benefit plans:
Amortization of prior service benefit, net of tax expense of $0.3 and $0.3, respectively	$(1.1)	$(1.1)
Amortization of net actuarial loss, net of tax benefit of $0.0 and $0.0, respectively	(0.1)	0.1
Net change in postretirement benefit plans, net of tax	$(1.2)	$(1.0)
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Comprehensive Income.
ITT Inc. | Q1 2025 Form 10-Q | 2

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of the Period Ended	March 29, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$439.8	$439.3
Receivables, net	761.6	703.0
Inventories	638.5	612.3
Other current assets	124.5	131.2
Total current assets	1,964.4	1,885.8
Non-current assets:
Plant, property and equipment, net	588.7	577.2
Goodwill	1,454.3	1,430.1
Other intangible assets, net	446.8	454.1
Other non-current assets	379.5	384.1
Total non-current assets	2,869.3	2,845.5
Total assets	$4,833.7	$4,731.3
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$732.6	$427.6
Accounts payable	473.7	458.4
Accrued and other current liabilities	449.6	447.2
Total current liabilities	1,655.9	1,333.2
Non-current liabilities:
Non-current portion of long-term debt	4.5	232.6
Postretirement benefits	120.4	119.0
Other non-current liabilities	267.1	260.7
Total non-current liabilities	392.0	612.3
Total liabilities	2,047.9	1,945.5
Shareholders’ equity:
Common stock:
Authorized – 250 shares, $1 par value per share
Issued and outstanding – 81.0 shares and 81.5 shares, respectively	81.0	81.5
Retained earnings	3,090.5	3,115.6
Accumulated other comprehensive loss:
Postretirement benefits	2.0	3.2
Cumulative translation adjustments	(394.2)	(421.5)
Total accumulated other comprehensive loss	(392.2)	(418.3)
Total ITT Inc. shareholders’ equity	2,779.3	2,778.8
Noncontrolling interests	6.5	7.0
Total shareholders’ equity	2,785.8	2,785.8
Total liabilities and shareholders’ equity	$4,833.7	$4,731.3
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Balance Sheets.
ITT Inc. | Q1 2025 Form 10-Q | 3

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended	March 29, 2025	March 30, 2024
Operating Activities
Income from continuing operations attributable to ITT Inc.	$108.4	$111.5
Adjustments to income from continuing operations:
Depreciation and amortization	37.2	33.6
Equity-based compensation	7.9	7.0
Other non-cash charges, net	6.3	8.1
Changes in assets and liabilities:
Change in receivables	(43.2)	(67.7)
Change in inventories	(5.6)	(1.7)
Change in contract assets	(6.6)	(13.5)
Change in contract liabilities	15.9	3.3
Change in accounts payable	16.5	15.0
Change in accrued expenses	(31.7)	(44.5)
Change in income taxes	11.8	10.3
Other, net	(3.5)	(3.6)
Net Cash – Operating Activities	113.4	57.8
Investing Activities
Capital expenditures	(36.8)	(27.7)
Acquisitions, net of cash acquired	(1.9)	(407.6)
Other, net	(2.0)	—
Net Cash – Investing Activities	(40.7)	(435.3)
Financing Activities
Commercial paper, net borrowings	291.8	134.7
Long-term debt issued, net of debt issuance costs	—	299.1
Long-term debt repayments	(229.3)	(70.5)
Share repurchases under repurchase plan	(100.0)	—
Payments for taxes related to net share settlement of stock incentive plans	(13.0)	(12.5)
Dividends paid	(28.7)	(26.5)
Other, net	(0.7)	(0.9)
Net Cash – Financing Activities	(79.9)	323.4
Exchange rate effects on cash and cash equivalents	7.9	(12.0)
Net cash – operating activities of discontinued operations	—	(0.1)
Net change in cash and cash equivalents	0.7	(66.2)
Cash and cash equivalents – beginning of year (includes restricted cash of $0.7 and $0.7, respectively)	440.0	489.9
Cash and Cash Equivalents – End of Period (includes restricted cash of $0.9 and $0.7, respectively)	$440.7	$423.7
Supplemental Disclosures of Cash Flow and Non-Cash Information:
Cash paid for interest	$9.1	$3.7
Cash paid for income taxes, net of refunds received	$17.6	$16.3
Capital expenditures included in current liabilities	$13.9	$17.5
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Cash Flows.
ITT Inc. | Q1 2025 Form 10-Q | 4

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of and for the Three Months Ended March 29, 2025	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
December 31, 2024 (As previously reported)	81.5	$81.5	$3,099.4	$(418.3)	$7.0	$2,769.6
Inventory accounting method change	—	—	16.2	—	—	16.2
December 31, 2024 (As Adjusted)	81.5	$81.5	$3,115.6	$(418.3)	$7.0	$2,785.8
Net income	—	—	108.4	—	0.7	109.1
Shares issued and activity from stock incentive plans	0.3	0.3	8.1	—	—	8.4
Shares repurchased under repurchase plan	(0.7)	(0.7)	(100.1)	—	—	(100.8)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(12.9)	—	—	(13.0)
Dividends declared ($0.351 per share)	—	—	(28.6)	—	—	(28.6)
Dividends to noncontrolling interest	—	—	—	—	(1.2)	(1.2)
Net change in postretirement benefit plans, net of tax	—	—	—	(1.2)	—	(1.2)
Net foreign currency translation adjustment	—	—	—	27.3	—	27.3
March 29, 2025	81.0	$81.0	$3,090.5	$(392.2)	$6.5	$2,785.8

As of and for the Three Months Ended March 30, 2024	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
December 31, 2023 (As previously reported)	82.1	$82.1	$2,778.0	$(331.9)	$10.9	$2,539.1
Inventory accounting method change	—	—	14.6	—	—	14.6
December 31, 2023 (As adjusted)	82.1	$82.1	$2,792.6	$(331.9)	$10.9	$2,553.7
Net income	—	—	111.5	—	1.0	112.5
Shares issued and activity from stock incentive plans	0.3	0.3	7.0	—	—	7.3
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(12.4)	—	—	(12.5)
Dividends declared ($0.319 per share)	—	—	(26.3)	—	—	(26.3)
Dividends to noncontrolling interest	—	—	—	—	(0.4)	(0.4)
Net change in postretirement benefit plans, net of tax	—	—	—	(1.0)	—	(1.0)
Net foreign currency translation adjustment	—	—	—	(32.1)	—	(32.1)
Other	—	—	0.1	—	—	0.1
March 30, 2024	82.3	$82.3	$2,872.5	$(365.0)	$11.5	$2,601.3
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Changes in Shareholders’ Equity.
ITT Inc. | Q1 2025 Form 10-Q | 5

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
On September 12, 2024, the Company completed the acquisition of kSARIA Parent, Inc. (kSARIA) for a purchase price of $460.1, net of cash acquired. Subsequent to the acquisition, kSARIA’s results are reported within our CCT segment.
Refer to Note 19, Acquisitions, for more information regarding the Svanehøj and kSARIA business combinations.
On July 22, 2024, the Company completed the sale of its Wolverine Advanced Materials (Wolverine) business, part of the MT segment prior to the divestiture, to an unrelated third party. The divestiture did not qualify as a discontinued operation.
Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions) necessary to state fairly the financial position, results of operations, and cash flows for the periods presented. The Consolidated Condensed Balance Sheet as of December 31, 2024, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K (2024 Annual Report) for the year ended December 31, 2024, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). Other than the change in accounting principle described below, we consistently applied the accounting policies described in the 2024 Annual Report in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2024 Annual Report.
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
ITT’s quarterly financial periods end on the Saturday that is closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. ITT’s first quarter for 2025 and 2024 ended on March 29, 2025 and March 30, 2024, respectively.
Certain prior year amounts have been reclassified to conform to the current year presentation.
ITT Inc. | Q1 2025 Form 10-Q | 6

Change in Accounting Principle - Inventory
Effective January 1, 2025, we changed our method of determining the cost for certain inventories from a last-in, first-out (LIFO) basis to a first-in, first-out (FIFO) basis for all inventories previously accounted for under LIFO. We concluded the FIFO basis of accounting is the preferable method for determining inventory cost for our businesses because it improves comparability with our peers, more accurately reflects the current value and physical flow of inventory, improves consistency across all locations, and aligns operationally with how management views the performance of the business.
We retrospectively applied this change in accounting principle to all prior periods and recorded a cumulative effect adjustment to increase the January 1, 2024 inventory balance by $19.1, with an increase to retained earnings of $14.6, net of tax. The Consolidated Condensed Statement of Operations, Consolidated Condensed Statement of Comprehensive Income, Consolidated Condensed Statement of Cash flows and Consolidated Condensed Statement of Changes in Shareholders’ Equity for the three months ended March 30, 2024, and the Consolidated Condensed Balance Sheet as of December 31, 2024 and related the Notes to the Consolidated Condensed Financial Statements have been adjusted to reflect the change in accounting principle.
The impact of the change in accounting method on our previously issued financial statements is presented in the following tables:
Consolidated Condensed Statement of Operations

Three Months Ended March 30, 2024	As previously reported	Effect of Change	As Adjusted
Cost of revenue	$609.8	$(0.7)	$609.1
Gross profit	300.8	0.7	301.5
Operating income	149.2	0.7	149.9
Income from continuing operations before income taxes	144.8	0.7	145.5
Income tax expense	32.8	0.2	33.0
Net income	112.0	0.5	112.5
Net income attributable to ITT Inc.	$111.0	$0.5	$111.5
Basic earnings per share	$1.35	$0.01	$1.36
Diluted earnings per share	$1.34	$0.01	$1.35
Consolidated Condensed Statement of Comprehensive Income

Three Months Ended March 30, 2024	As previously reported	Effect of Change	As Adjusted
Net income	$112.0	$0.5	$112.5
Comprehensive income	78.9	0.5	79.4
Comprehensive income attributable to ITT Inc.	$77.9	$0.5	$78.4
ITT Inc. | Q1 2025 Form 10-Q | 7

Consolidated Condensed Balance Sheet

December 31, 2024	As previously reported	Effect of Change	As Adjusted
Inventories	$591.2	$21.1	$612.3
Total current assets	1,864.7	21.1	1,885.8
Other non-current assets	384.6	(0.5)	384.1
Total non-current assets	2,846.0	(0.5)	2,845.5
Total assets	4,710.7	20.6	4,731.3
Other non-current liabilities	256.3	4.4	260.7
Total non-current liabilities	607.9	4.4	612.3
Total liabilities	1,941.1	4.4	1,945.5
Retained earnings	3,099.4	16.2	3,115.6
Total ITT Inc. shareholders’ equity	2,762.6	16.2	2,778.8
Total shareholders’ equity	2,769.6	16.2	2,785.8
Total liabilities and shareholders’ equity	$4,710.7	$20.6	$4,731.3
Consolidated Condensed Statement of Cash Flows

Three Months Ended March 30, 2024	As previously reported	Effect of Change	As Adjusted
Income from continuing operations	$111.0	0.5	$111.5
Change in inventories	(1.0)	(0.7)	(1.7)
Change in income taxes	10.1	0.2	10.3
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement- Reporting Comprehensive Income. Expense disaggregation disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. This ASU requires disclosure of specified information about certain costs and expenses in the notes to financial statements. The effective dates for this ASU was updated in ASU 2025-01 stating it is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Adoption of this ASU should be applied on a prospective basis. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our financial statements, and expect to adopt this ASU for the year ending December 31, 2027.
During 2025, there were no other new accounting standards issued, or that are pending issuance, which are expected to have a material impact on our consolidated condensed financial statements upon adoption.
ITT Inc. | Q1 2025 Form 10-Q | 8

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
Industrial Process manufactures engineered fluid process equipment serving a diversified mix of customers in global industries such as chemical, energy, marine, mining, and other industrial process markets and is a provider of pumps, valves and aftermarket services and parts.
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
The following table presents our revenue for each segment and reconciles our total segment revenue to total consolidated revenue.

Three Months Ended March 29, 2025	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Revenue	$346.1	$333.3	$234.7	$914.1
Eliminations				(1.1)
Consolidated revenue				$913.0
Costs of revenue(a)	239.8	202.2	155.7
Selling, general and administrative expenses(a)	27.3	61.5	34.3
Research and development expenses(a)	11.4	6.1	8.7
Segment operating income	$67.6	$63.5	$36.0	$167.1
Other corporate costs				(16.2)
Interest expense				(9.3)
Interest income				1.7
Other non-operating income, net				1.0
Income from continuing operations before income tax				$144.3
ITT Inc. | Q1 2025 Form 10-Q | 9

Three Months Ended March 30, 2024	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Revenue	$392.4	$333.9	$185.1	$911.4
Eliminations				(0.8)
Consolidated revenue				$910.6
Costs of revenue(a)	277.4	213.7	118.7
Selling, general and administrative expenses(a)	29.1	50.0	25.4
Research and development expenses(a)	15.3	5.7	8.3
Segment operating income	$70.6	$64.5	$32.7	$167.8
Other corporate costs				(17.9)
Interest expense				(7.7)
Interest income				1.8
Other non-operating income, net				1.5
Income from continuing operations before income tax				$145.5
(a)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
The following table presents our operating margin for each segment. Segment operating margin is calculated as segment operating income divided by segment revenue.

For the Three Months Ended	March 29, 2025	March 30, 2024
Motion Technologies	19.5%	18.0%
Industrial Process	19.1%	19.3%
Connect & Control Technologies	15.3%	17.7%
The following table presents our total assets, capital expenditures, and depreciation & amortization expense for each segment.

As of and for the Three Months Ended	Total Assets		Capital Expenditures		Depreciation & Amortization
	March 29, 2025	December 31, 2024	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Motion Technologies	$1,241.4	$1,186.6	$27.0	$18.0	$13.9	$15.8
Industrial Process	1,900.0	1,819.8	6.1	6.7	10.9	12.1
Connect & Control Technologies	1,337.2	1,326.8	3.6	2.7	11.0	5.1
Corporate and Other	355.1	398.1	0.1	0.3	1.4	0.6
Total	$4,833.7	$4,731.3	$36.8	$27.7	$37.2	$33.6
ITT Inc. | Q1 2025 Form 10-Q | 10

NOTE 4
REVENUE
The following tables present our revenue disaggregated by end market.

For the Three Months Ended March 29, 2025	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$342.8	$—	$—	$—	$342.8
Chemical and industrial pumps	—	224.3	—	—	224.3
Aerospace and defense	2.3	—	162.9	—	165.2
Energy	—	109.0	12.6	—	121.6
General industrial	1.0	—	59.2	(1.1)	59.1
Total	$346.1	$333.3	$234.7	$(1.1)	$913.0

For the Three Months Ended March 30, 2024	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$383.9	$—	$—	$(0.1)	$383.8
Chemical and industrial pumps	—	218.9	—	—	218.9
Aerospace and defense	1.7	—	104.1	—	105.8
Energy	—	115.0	13.4	—	128.4
General industrial	6.8	—	67.6	(0.7)	73.7
Total	$392.4	$333.9	$185.1	$(0.8)	$910.6
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
The following table represents our net contract assets and liabilities.

As of the Period Ended	March 29, 2025	December 31, 2024
Current contract assets	$41.4	$34.4
Non-current contract assets	2.0	1.9
Current contract liabilities	(141.2)	(119.3)
Non-current contract liabilities	(4.4)	(4.4)
Net contract liabilities	$(102.2)	$(87.4)
During the three months ended March 29, 2025, we recognized revenue of $35.5 related to contract liabilities as of December 31, 2024. The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations, or backlog, as of March 29, 2025 was $1,751.7. Of this amount, we expect to recognize approximately $460 to $480 of revenue during the remainder of 2025. Our backlog generally represents firm orders that have been received, acknowledged, and entered into our production systems. However, within certain businesses in MT, our customers include automotive OEMs and we may win an award on an automotive platform several years in advance based on estimated levels of future automotive production. These awards allow for the customer to adjust their production levels at any time and therefore are not considered firm orders. Within these businesses we believe orders are firm upon receipt of the customer purchase order, which may require us to fulfill the order in as little as one week. As such, our backlog at any point in time for these businesses is not believed to be significant and therefore has been excluded from the total backlog amount.
ITT Inc. | Q1 2025 Form 10-Q | 11

NOTE 5
RESTRUCTURING ACTIONS
From time to time, we initiate restructuring actions throughout our businesses. There are no restructuring actions that are considered individually significant. The following table summarizes our total restructuring costs, which are presented within General and administrative expenses within our Consolidated Condensed Statements of Operations.

For the Three Months Ended	March 29, 2025	March 30, 2024
Severance and other employee-related	$6.1	$1.9
Other	0.4	—
Total restructuring costs	$6.5	$1.9
By segment:
Motion Technologies	$0.2	$0.5
Industrial Process	4.2	0.5
Connect & Control Technologies	2.1	0.9
The following table displays a rollforward of our restructuring liability, which is included within accrued liabilities on our Consolidated Condensed Balance Sheet.

	March 29, 2025	March 30, 2024
Beginning balance - January 1	$2.9	$4.8
Restructuring costs	6.5	1.9
Cash payments	(2.5)	(3.1)
Foreign exchange translation and other	—	(0.1)
Ending balance	$6.9	$3.5
By accrual type:
Severance and other employee-related	$6.9	$3.3
Other	—	0.2

NOTE 6
INCOME TAXES
The following table summarizes our income tax expense and effective tax rate (ETR).

For the Three Months Ended	March 29, 2025	March 30, 2024
Income tax expense	$35.2	$33.0
Effective tax rate	24.4%	22.7%
The effective tax rate (ETR) for the three months ended March 29, 2025 increased 170 basis points to 24.4% primarily related to the jurisdictional mix of earnings. This impact was partially offset by favorable permanent tax benefits in the U.S. jurisdiction.
In October 2021, more than 135 countries and jurisdictions agreed to participate in a “two-pillar” international tax approach developed by the Organisation for Economic Co-operation and Development (OECD), which includes establishing a global minimum corporate tax rate of 15 percent. The OECD published Tax Challenges Arising from the Digitalisation of the Economy — Global Anti-Base Erosion Model Rules (Pillar Two) in December 2021 and subsequently issued additional commentary and administrative guidance clarifying several aspects of the model rules. Since the model rules have been released, many countries have enacted Pillar Two-related laws, many of which became effective January 1, 2024 with additional laws effective January 1, 2025. As of March 29, 2025, the Company does not expect Pillar Two taxes to have a significant impact on its 2025 financial statements.
ITT Inc. | Q1 2025 Form 10-Q | 12

The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including China, Czechia, Germany, India, Italy, and the U.S. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could decrease by approximately $0.9 due to changes in audit status, expiration of statutes of limitations and other events.
NOTE 7
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT.

For the Three Months Ended	March 29, 2025	March 30, 2024
Basic weighted average common shares outstanding	81.3	82.2
Add: Dilutive impact of outstanding equity awards	0.4	0.5
Diluted weighted average common shares outstanding	81.7	82.7

Anti-dilutive shares(a)	0.1	0.2
(a)    Anti-dilutive shares related to equity stock unit awards excluded from the computation of diluted earnings per share.
NOTE 8
RECEIVABLES, NET
The following table summarizes our receivables and associated allowance for credit losses.

As of the Period Ended	March 29, 2025	December 31, 2024
Trade accounts receivable	$746.8	$672.1
Notes receivable	5.1	14.6
Other	23.7	30.5
Receivables, gross	775.6	717.2
Less: Allowance for credit losses	(14.0)	(14.2)
Receivables, net	$761.6	$703.0
The following table displays a rollforward of our allowance for credit losses on receivables and contract assets.

	March 29, 2025	March 30, 2024
Total allowance for credit losses - January 1	$14.2	$14.2
Charges to income	(0.9)	1.4
Write-offs	—	(0.6)
Foreign currency and other	0.8	(0.1)
Total allowance for credit losses - ending balance	$14.1	$14.9
ITT Inc. | Q1 2025 Form 10-Q | 13

NOTE 9
INVENTORIES
The following table summarizes our inventories.

As of the Period Ended	March 29, 2025	December 31, 2024
Raw materials	$396.5	$386.9
Work in process	122.4	102.1
Finished goods	119.6	123.3
Inventories	$638.5	$612.3
NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS
The following table summarizes our other current and non-current assets.

As of the Period Ended	March 29, 2025	December 31, 2024
Advance payments and other prepaid expenses	$54.9	$53.4
Current contract assets, net	41.4	34.4
Prepaid income taxes	10.6	21.9
Other	17.6	21.5
Other current assets	$124.5	$131.2
Other employee benefit-related assets	$136.4	$135.2
Operating lease right-of-use assets	89.6	92.2
Deferred income taxes	76.0	74.0
Equity-method and other investments	42.5	48.5
Environmental-related assets	7.7	7.6
Capitalized software costs	5.0	5.5
Other	22.3	21.1
Other non-current assets	$379.5	$384.1
ITT Inc. | Q1 2025 Form 10-Q | 14

NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET
The following table summarizes our property, plant, and equipment, net of accumulated depreciation.

	Useful life (in years)	March 29, 2025	December 31, 2024
Machinery and equipment	2 - 10	$1,322.6	$1,263.4
Buildings and improvements	5 - 40	317.3	293.4
Furniture, fixtures and office equipment	3 - 7	77.3	73.6
Construction work in progress		76.4	103.0
Land and improvements		25.6	25.1
Other		2.2	2.0
Plant, property and equipment, gross		1,821.4	1,760.5
Less: Accumulated depreciation		(1,232.7)	(1,183.3)
Plant, property and equipment, net		$588.7	$577.2
The following table summarizes our depreciation expense.

For the Three Months Ended	March 29, 2025	March 30, 2024
Depreciation expense	$21.7	$22.3
NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2024	$272.4	$593.3	$564.4	$1,430.1
Acquired	—	4.2	—	4.2
Adjustments to purchase price allocations	—	—	(0.7)	(0.7)
Foreign exchange translation	3.5	16.5	0.7	20.7
Goodwill - March 29, 2025	$275.9	$614.0	$564.4	$1,454.3

Other Intangible Assets, Net
The following table summarizes our other intangible assets, net of accumulated amortization.

	March 29, 2025			December 31, 2024
As of the Period Ended	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$387.2	$(98.0)	$289.2	$383.8	$(92.6)	$291.2
Developed technology	107.8	(25.8)	82.0	105.3	(23.8)	81.5
Patents and other	56.9	(42.1)	14.8	56.7	(35.1)	21.6
Finite-lived intangible total	551.9	(165.9)	386.0	545.8	(151.5)	394.3
Indefinite-lived intangibles	60.8	—	60.8	59.8	—	59.8
Other intangible assets	$612.7	$(165.9)	$446.8	$605.6	$(151.5)	$454.1
ITT Inc. | Q1 2025 Form 10-Q | 15

The fair values of intangible assets acquired in connection with the purchase of kSARIA consist of the following:

	Useful life (in years)	Fair value
Customer relationships	17	$141.0
Trade name	Indefinite	26.0
Backlog	1.3	17.0
Other(a)	3 - 7	1.1
Total intangible assets acquired		$185.1
(a)Other intangible assets for kSARIA reflect favorable lease intangibles.
The following table summarizes our amortization expense related to finite-lived intangible assets.

For the Three Months Ended	March 29, 2025	March 30, 2024
Amortization expense	$14.0	$9.6
NOTE 13 ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES
The following table summarizes our accrued liabilities and other non-current liabilities.

As of the Period Ended	March 29, 2025	December 31, 2024
Compensation and other employee-related benefits	$117.8	$155.9
Contract liabilities and other customer-related liabilities	177.2	153.5
Accrued income taxes and other tax-related liabilities	47.2	38.5
Operating lease liabilities	23.4	22.6
Accrued warranty costs	17.9	16.7
Environmental liabilities and other legal matters	7.5	7.3
Accrued restructuring costs	6.9	2.9
Other	51.7	49.8
Accrued and other current liabilities	$449.6	$447.2
Deferred income taxes and other tax-related liabilities	$70.4	$64.8
Operating lease liabilities	70.6	73.7
Environmental liabilities	50.7	51.1
Compensation and other employee-related benefits	37.8	37.0
Other	37.6	34.1
Other non-current liabilities	$267.1	$260.7
ITT Inc. | Q1 2025 Form 10-Q | 16

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
The following table displays a rollforward of our supply chain financing obligations which is included within Accounts payable in our Consolidated Condensed Balance Sheets.

For the Quarter Ended	March 29, 2025	March 30, 2024
Confirmed obligations outstanding at the beginning of the year	$11.3	$19.7
Invoices confirmed in the year	15.0	13.8
Payments applied towards invoices	(9.1)	(14.2)
Foreign currency translation	0.2	(0.3)
Confirmed obligations outstanding at the end of period	$17.4	$19.0
NOTE 14
DEBT
The following table summarizes our outstanding debt obligations.

As of the Period Ended	March 29, 2025	December 31, 2024
Commercial paper	$729.3	$424.5
Current maturities of long-term debt	2.6	2.6
Short-term loans	0.7	0.5
Total short-term borrowings	732.6	427.6
Non-current maturities of long-term debt(a)	4.5	232.6
Total debt	$737.1	$660.2
(a)    Long-term debt as of December 31, 2024 is primarily related to a term loan that the Company entered into in September 2024 in connection with the acquisition of kSARIA. See additional details in section titled, “U.S. Term Loan”, below.
Commercial Paper
The following table presents our outstanding commercial paper borrowings and associated weighted average interest rates as of March 29, 2025 and December 31, 2024.

As of the Period Ended	March 29, 2025	December 31, 2024
Commercial Paper Outstanding - U.S. Program	$394.6	$424.5
Commercial Paper Outstanding - Euro Program	334.7	—
Total Commercial Paper Outstanding	$729.3	$424.5
Weighted Average Interest Rate - U.S. Program	4.68%	4.80%
Weighted Average Interest Rate - Euro Program	2.77%	N/A
Outstanding commercial paper for both periods had maturity terms less than three months from the date of issuance.
ITT Inc. | Q1 2025 Form 10-Q | 17

U.S. Term Loan
On September 12, 2024, the Company entered into a credit agreement (the kSARIA Credit Agreement) among the Company, as borrower, each lender from time to time party thereto, and U.S. Bank National Association, as the administrative agent, sole lead arranger and sole bookrunner.
The kSARIA Credit Agreement had a maturity of three years (September 2027) and provided for a term loan of $464, which had been borrowed and was used to finance the Company’s acquisition of kSARIA on September 12, 2024. During the first quarter of 2025, the Company made loan repayments of $229.0, representing the remaining outstanding balance on the kSARIA Credit Agreement, and the kSARIA Credit Agreement was terminated. Debt issuance costs of $0.9 were fully amortized as of March 29, 2025. The annual interest rate for the period in which the kSARIA Credit Agreement was outstanding during the quarter ended March 29, 2025 was 5.33%.
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
Since the Amendment, the interest rate per annum on the 2021 Revolving Credit Agreement is based on the term SOFR of the currency we borrow in, plus a margin of 1.0%. As of March 29, 2025 and December 31, 2024, we had no outstanding borrowings under the 2021 Revolving Credit Agreement. There is a 0.125% fee per annum applicable to the commitments under the 2021 Revolving Credit Agreement. The margin and fees are subject to adjustment should the Company’s credit ratings change.
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
As of March 29, 2025, all financial covenants (e.g., leverage ratio) associated with the 2021 Revolving Credit Agreement were within the prescribed thresholds.
2025 Credit Agreement Subsequent Event
On April 30, 2025, the Company entered into a credit agreement (the 2025 Credit Agreement) among the Company, as borrower, certain of our subsidiaries, as guarantors, each lender from time to time party thereto, and U.S. Bank National Association, as the administrative agent, sole lead arranger and sole bookrunner.
The 2025 Credit Agreement has a maturity of two years and provides for a term loan of $750.0, all of which had been borrowed on April 30, 2025. Proceeds of the term loan will be applied to pay down the Company’s U.S. commercial paper capacity and for other general corporate purposes, including working capital needs.
ITT Inc. | Q1 2025 Form 10-Q | 18

Borrowings under the 2025 Credit Agreement bear interest at an annual rate equal to, at the Company’s option, either (i) term secured overnight financing rate (Term SOFR) plus a margin ranging from 0.875% to 1.375%, or (ii) an alternate base rate plus a margin ranging from 0.0% to 0.375%, with the applicable margin determined by reference to the Company’s debt ratings set forth in the 2025 Credit Agreement. The loans under the 2025 Credit Agreement may be prepaid by the Company at any time, in whole or in part, without penalty or premium, subject to certain conditions.
The 2025 Credit Agreement contains customary affirmative and negative covenants, as well as financial covenants (e.g., leverage ratio), that are similar to those contained in our 2021 Revolving Credit Agreement.
NOTE 15
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses in our Consolidated Condensed Statements of Operations. The following table summarizes our LTIP costs.

For the Three Months Ended	March 29, 2025	March 30, 2024
Equity-based awards	$7.9	$7.0
Liability-based awards	0.7	0.7
Total share-based compensation expense	$8.6	$7.7
As of March 29, 2025, there was $68.8 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.4 years. Additionally, unrecognized compensation cost related to liability-based awards was $5.3, which is expected to be recognized ratably over a weighted-average period of 2.3 years.
Year-to-Date 2025 LTIP Activity (Equity-based Awards)
The majority of our LTIP awards are granted during the first quarter of each year and have three-year service periods. The majority of these awards either vest equally each year or at the completion of the three-year service period. During the three months ended March 29, 2025, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.2	$134.76
Performance stock units (PSUs)	0.1	$145.00
During the three months ended March 29, 2025 and March 30, 2024, a nominal amount of non-qualified stock options were exercised resulting in proceeds of $0.6 and $0.2, respectively. During the three months ended March 29, 2025 and March 30, 2024, RSUs of 0.1 and 0.1, respectively, vested and were issued. During the three months ended March 29, 2025 and March 30, 2024, PSUs of 0.1 and 0.1 that vested on December 31, 2024 and 2023, respectively, were issued.
NOTE 16
CAPITAL STOCK
On October 30, 2019, the Board of Directors approved an indefinite term $500 open-market share repurchase program (the 2019 Plan). On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan). The following table summarizes our share repurchase activity during the three months ended March 29, 2025 and March 30, 2024, respectively.

For the Three Months Ended	March 29, 2025	March 30, 2024
Shares repurchased and retired	0.7	—
Cost of share repurchases	$100.8	$—
ITT Inc. | Q1 2025 Form 10-Q | 19

During the second quarter of 2024, we exhausted the remaining capacity under the 2019 Plan. There was $875 of remaining capacity left under the 2023 Plan as of March 29, 2025.
Separate from the open-market share repurchase program, the Company withholds shares of common stock in settlement of employee tax withholding obligations due upon the vesting of equity-based compensation awards. The following table summarizes Company share withholdings related to net shares settlement of stock incentive plans.

For the Three Months Ended	March 29, 2025	March 30, 2024
Shares withheld for taxes related to net share settlement of stock incentive plans	0.1	0.1
Payments for taxes related to net share settlement of stock incentive plans	$13.0	$12.5
Share Repurchase Subsequent Event
Subsequent to the quarter ending March 29, 2025 and through the filing of this Quarterly Report on Form 10-Q, the Company has repurchased and retired 2.3 shares for $300.0 under the 2023 share repurchase program.
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
The following table provides a rollforward of our estimated environmental liability.

For the Three Months Ended	March 29, 2025	March 30, 2024
Environmental liability - beginning balance	$54.9	$56.0
Change in estimates for pre-existing accruals	0.2	0.1
Payments	(0.7)	(1.9)
Foreign currency	0.1	—
Environmental liability - ending balance	$54.5	$54.2
Environmental-related assets, including estimated recoveries from insurance providers and other third parties, were $8.1 for both period ends as of March 29, 2025 and December 31, 2024, respectively.
ITT Inc. | Q1 2025 Form 10-Q | 20

The following table illustrates the reasonably possible high range of estimated liability and number of active sites.

As of the Period Ended	March 29, 2025	December 31, 2024
High-end estimate of environmental liability	$95.2	$95.9
Number of open environmental sites	26	26
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
Foreign Currency Derivative Contracts
The Company enters into foreign currency forward or option contracts to mitigate foreign currency risk associated with transacting with international customers, suppliers, and subsidiaries. The notional amounts and fair values of our outstanding foreign currency derivative contracts, which are recorded within Other current assets in our Consolidated Condensed Balance Sheets, were as follows:

As of the Period Ended	March 29, 2025	December 31, 2024
Notional amount (U.S. dollar equivalent)	$312.1	$155.8
Fair value of foreign currency derivative contracts(a)	$0.9	$2.9
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
Gains or losses arising from changes in fair value of our foreign currency derivative contracts are recorded within General and administrative expenses in our Consolidated Condensed Statements of Operations, and were as follows:

For the Three Months Ended	March 29, 2025	March 30, 2024
Loss on foreign currency derivative contracts(a)	$(3.1)	$(2.2)
(a)    None of our derivative contracts were designated as hedging instruments under ASC 815 - Derivatives & Hedging.
The cash flow impact upon settlement of our foreign currency derivative contracts is included in operating activities in our Consolidated Condensed Statements of Cash Flows. During the three months ended March 29, 2025 and March 30, 2024, net cash inflows from foreign currency derivative contracts were $1.9 and $1.3, respectively.
ITT Inc. | Q1 2025 Form 10-Q | 21

NOTE 19
ACQUISITIONS
On September 12, 2024, we completed the acquisition of 100% of the privately held stock of kSARIA for a purchase price of $460.1, net of cash acquired and including deferred consideration of $4.5 expected to be paid in 2025. kSARIA is a leading manufacturer of mission-critical cable assembly and networking application solutions primarily for the aerospace and defense market. kSARIA is headquartered in New Hampshire, with approximately 1,000 employees across five manufacturing sites in the U.S. and one in Mexico. kSARIA and its acquired subsidiaries generated sales of approximately $175 in 2023. Subsequent to the acquisition, kSARIA’s financial results are reported within our CCT segment.
The assets acquired and liabilities assumed for the kSARIA acquisition were recorded at fair value and are shown in the table below, including adjustments to the preliminary purchase price during the first quarter of 2025. The impact to the current period income statement resulting from the adjustments was not material.

Allocation of Purchase Price	Preliminary 12/31/2024	Q1 2025 Adjustment	Preliminary 3/29/2025
Receivables	$26.7	$(0.2)	$26.5
Inventory	48.0	—	48.0
Plant, property and equipment	9.4	(0.1)	9.3
Goodwill(a)	244.3	(0.8)	243.5
Other intangible assets	185.1	—	185.1
Other assets	10.3	(0.1)	10.2
Accounts payable and accrued liabilities	(28.5)	(0.7)	(29.2)
Other liabilities	(30.5)	0.2	(30.3)
Contract liabilities	(3.0)	—	(3.0)
Net assets acquired	$461.8	$(1.7)	$460.1
(a)    Goodwill acquired with kSARIA is primarily attributable to the complementary nature of its product portfolio to ITT’s existing connectors portfolio and is not expected to be deductible for income tax purposes.
The primary areas of the purchase price allocations that are not yet finalized for the kSARIA acquisition relate to the valuation of certain tangible assets, liabilities, income tax, and residual goodwill, which represents the excess of the purchase price over the fair value of the net tangible and other intangible assets acquired. The Company expects to obtain the information necessary to finalize the fair value of the net assets and liabilities during the measurement periods, not to exceed one year from respective the acquisition dates. Changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period they occur.
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
ITT Inc. | Q1 2025 Form 10-Q | 22

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
Our product and service offerings are organized into three reportable segments: Motion Technologies (MT), Industrial Process (IP), and Connect & Control Technologies (CCT). See Note 3, Segment Information, to the Consolidated Condensed Financial Statements for a summary description of each segment. Additional information is also available in our 2024 Annual Report within Part I, Item 1, “Description of Business.”
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three months ended March 30, 2024, unless stated otherwise.
Effective January 1, 2025, the Company changed its method of determining the cost for certain inventories from a last-in, first-out (LIFO) to first-in, first out (FIFO) for all inventories previously accounted for under LIFO. For additional information on the change in accounting principle, refer to Note 1, Description of Business and Basis of Presentation. Management’s discussion and analysis of financial condition and results of operations have been adjusted to reflect the change in accounting principle.
Global Macroeconomic Conditions
Tariff Pressures and Uncertainty
In early 2025, the U.S. government announced or extended tariffs on a range of imported goods, including certain industrial components and raw materials, as part of ongoing trade actions involving China and other countries. In response, a number of countries including China and several key U.S. trading partners implemented or expanded retaliatory tariffs on various U.S.-origin goods. These reciprocal trade measures have contributed to increased volatility in global markets and heightened uncertainty regarding international trade policies. As a result, we are experiencing greater complexity and uncertainty in managing our cost structure, sourcing strategies and global supply chain. The tariffs have the potential to increase our input costs and may affect the pricing and competitiveness of some of our products, particularly those that rely on imported materials or components. While we have not experienced a material impact on our business to date, we are continuing to evaluate the situation and assess mitigation strategies, including supply chain adjustments and pricing actions. The ultimate impact of these tariffs on our operations and financial results is currently uncertain and will depend on the scope, duration, and potential expansion of the measures implemented.
Inflationary Pressures
Inflationary pressures, driven by factors such as supply chain disruptions and the ongoing Russia-Ukraine and Middle East conflicts, have continued into 2025 and have led to increased prices for energy and raw materials we use in our production processes, including commodities such as steel, oil, copper and tin. Additionally, the manufacturing industry continues to experience a skilled labor shortage, which has created difficulties in attracting and retaining factory employees and has resulted in higher labor costs. We have been able to offset most of these impacts through pricing actions and productivity savings, which we continue to pursue. Future impacts on our business and financial results as a result of these conditions are not estimable at this time, and depend, in part, on the extent to which these conditions improve or worsen, which remains uncertain. For additional discussion of the risks related to global macroeconomic conditions, see Part I, Item IA, “Risk Factors” in our 2024 Annual Report.
ITT Inc. | Q1 2025 Form 10-Q | 23

EXECUTIVE SUMMARY
The following table provides a summary of key performance indicators for the first quarter of 2025 as compared to the first quarter of 2024.

Revenue	Operating Income	Operating Margin	EPS
$913	$151	16.5%	$1.33
Flat	1% Increase	Flat	-1% Decrease
Organic Revenue*	Adjusted Operating Income*	Adjusted Operating Margin*	Adjusted EPS*
$872	$159	17.4%	$1.45
Flat	2% Increase	30 bps Increase	2% Increase
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
Our first quarter 2025 results are summarized below:
•Revenue of $913.0, was flat to the prior year on both a GAAP and organic basis. This was driven by growth of $57.5 from acquisitions, principally the 2024 kSARIA acquisition, offset by the 2024 Wolverine divestiture and unfavorable foreign currency translation impacts. Organic revenue benefited from strength in valves and Svanehøj in IP, connectors in CCT, and rail demand in MT, offset by lower automotive and aerospace demand.
•Operating income of $150.9 increased by $1.0 primarily due to benefits from pricing actions and productivity savings, partially offset by higher material, labor and restructuring costs, unfavorable foreign currency impacts, and temporary acquisition amortization.
•Income from continuing operations was $1.33 per diluted share, a decrease of $0.02 as compared to the prior year, primarily due to higher interest and tax expenses. Adjusted income from continuing operations was $1.45 per diluted share, an increase of $0.03 as compared to the prior year.
DISCUSSION OF FINANCIAL RESULTS

For the Three Months Ended	March 29, 2025	March 30, 2024	Change
Revenue	$913.0	$910.6	0.3%
Gross profit	316.3	301.5	4.9%
Operating expenses	165.4	151.6	9.1%
Operating income	150.9	149.9	0.7%
Interest and non-operating expenses, net	6.6	4.4	50.0%
Income tax expense	35.2	33.0	6.7%
Net income attributable to ITT Inc.	$108.4	$111.5	(2.8)%

Gross margin	34.6%	33.1%	150	bps
Operating expense to revenue ratio	18.1%	16.6%	150	bps
Operating margin	16.5%	16.5%	—	bps
Effective tax rate	24.4%	22.7%	170	bps

ITT Inc. | Q1 2025 Form 10-Q | 24

REVENUE
The following table illustrates the revenue derived from each of our segments.

For the Three Months Ended	March 29, 2025	March 30, 2024	Change	Organic Growth(a)
Motion Technologies	$346.1	$392.4	(11.8)%	0.5%
Industrial Process	333.3	333.9	(0.2)%	(1.0)%
Connect & Control Technologies	234.7	185.1	26.8%	1.4%
Eliminations	(1.1)	(0.8)
Total Revenue	$913.0	$910.6	0.3%	—%
(a)See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Motion Technologies
MT revenue for the three months ended March 29, 2025 decreased by $46.3 primarily due to a decline of $39.5 from the divestiture of Wolverine in July 2024 and unfavorable foreign currency translation impacts of $8.4, which were partially offset by strength in rail. Excluding the impact of foreign currency translation and the divestiture of Wolverine, organic revenue during the three-months periods increased by $1.6.
Industrial Process
IP revenue for the three months ended March 29, 2025 decreased by $0.6. Acquisitions contributed $9.4, which was partially offset by unfavorable foreign currency translation of $6.5. Excluding the impacts from the acquisition and foreign currency translation, organic revenue for the three months periods decreased by $3.5 as strength in valves and Svanehøj were offset by a decline in pump projects and baseline pumps.
Connect & Control Technologies
CCT revenue for the three months ended March 29, 2025 increased by $49.6. The acquisition of kSARIA in September 2024 contributed $48.1. Excluding the impacts from the kSARIA acquisition and foreign currency translation, organic revenue increased by $2.6, primarily due to pricing actions and growth in defense and industrial connectors, partially offset by lower aerospace demand.
GROSS PROFIT
Gross profit for the three months ended March 29, 2025 and March 30, 2024 was $316.3 and $301.5, respectively, reflecting gross margins of 34.6% and 33.1%. The increases in gross profit and margin for both periods were primarily driven by benefits from pricing actions and productivity savings, partially offset by increases in material and labor costs.
OPERATING EXPENSES
The following table summarizes our operating expenses, including by segment.

For the Three Months Ended	March 29, 2025	March 30, 2024	Change
General and administrative expenses	$85.3	$71.5	19.3%
Sales and marketing expenses	53.2	50.1	6.2%
Research and development expenses	26.9	30.0	(10.3)%
Total operating expenses	$165.4	$151.6	9.1%
Total operating expenses by segment:
Motion Technologies	$38.7	$44.4	(12.8)%
Industrial Process	67.6	55.7	21.4%
Connect & Control Technologies	43.0	33.7	27.6%
Corporate & Other	16.1	17.8	(9.6)%
ITT Inc. | Q1 2025 Form 10-Q | 25

General and administrative (G&A) expenses increased $13.8 for the three months ended March 29, 2025, primarily driven by higher restructuring and personnel costs and unfavorable foreign currency impacts, partially offset by a current year recovery of bad debt.
Sales and marketing expenses increased $3.1 for the three months ended March 29, 2025, primarily driven by higher personnel costs and the additions of kSARIA and Svanehøj, partially offset by the divestiture of the Wolverine business.
Research and development expenses decreased $3.1 for the three months ended March 29, 2025, respectively, primarily driven by the divestiture of Wolverine in the prior year and timing of R&D projects.
OPERATING INCOME
The following table summarizes our operating income and margin by segment.

For the Three Months Ended	March 29, 2025	March 30, 2024	Change
Motion Technologies	$67.6	$70.6	(4.2)%
Industrial Process	63.5	64.5	(1.6)%
Connect & Control Technologies	36.0	32.7	10.1%
Corporate and Other	(16.2)	(17.9)	(9.5)%
Total operating income	$150.9	$149.9	0.7%

Operating margin:
Motion Technologies	19.5%	18.0%	150	bps
Industrial Process	19.1%	19.3%	(20)	bps
Connect & Control Technologies	15.3%	17.7%	(240)	bps
Consolidated operating margin	16.5%	16.5%	—
MT operating income for the three months ended March 29, 2025 decreased $3.0, primarily due to the prior year divestiture of Wolverine and unfavorable foreign currency impacts, partially offset by benefits from pricing and productivity actions.
IP operating income for the three months ended March 29, 2025 decreased $1.0 primarily driven by higher restructuring charges and personnel costs, offset by benefits from pricing and productivity actions and growth from the prior year Svanehøj acquisition.
CCT operating income for the three months ended March 29, 2025 increased $3.3 primarily driven by benefits from pricing and productivity actions, partially offset by higher material, labor, and overhead costs, and temporary intangible amortization expenses related to the prior year kSARIA acquisition.
Other corporate costs for the three months ended March 29, 2025 decreased $1.7 primarily due to favorable foreign currency impacts.
INTEREST AND NON-OPERATING EXPENSES, NET
The following table summarizes our interest and non-operating income and expenses.

For the Three Months Ended	March 29, 2025	March 30, 2024	Change
Interest expense	$9.3	$7.7	20.8%
Interest income	(1.7)	(1.8)	(5.6)%
Other non-operating income, net	(1.0)	(1.5)	(33.3)%
Total interest and non-operating expenses, net	$6.6	$4.4	50.0%
The increase in total interest and non-operating expenses, net for the three months ended March 29, 2025 was primarily driven by higher outstanding debt.
ITT Inc. | Q1 2025 Form 10-Q | 26

INCOME TAX EXPENSE
The following table summarizes our income tax expense and effective tax rate (ETR).

For the Three Months Ended	March 29, 2025	March 30, 2024	Change
Income tax expense	$35.2	$33.0	6.7%
Effective tax rate	24.4%	22.7%	170	bps
The ETR for the three months ended March 29, 2025 increased 170 basis points to 24.4% primarily related to the jurisdictional mix of earnings. This impact was partially offset by favorable permanent tax benefits in the U.S. jurisdiction.
In October 2021, more than 135 countries and jurisdictions agreed to participate in a “two-pillar” international tax approach developed by the OECD, which includes establishing a global minimum corporate tax rate of 15 percent. The OECD published Tax Challenges Arising from the Digitalisation of the Economy — Global Anti-Base Erosion Model Rules (Pillar Two) in December 2021 and subsequently issued additional commentary and administrative guidance clarifying several aspects of the model rules. Since the model rules have been released, many countries have enacted Pillar Two-related laws, many of which became effective January 1, 2024 with additional laws effective January 1, 2025. As of March 29, 2025, the Company does not expect Pillar Two taxes to have a significant impact on its 2025 financial statements.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We support our growth and expansion in markets outside of the U.S. through the enhancement of existing products and development of new products, increased capital spending, and potential foreign acquisitions. We look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We transfer cash between certain international subsidiaries and the U.S. when it is cost effective to do so. During the three months ended March 29, 2025, we had net cash distributions from foreign countries to the U.S. of $378.0. During the year ended December 31, 2024, we had net cash distributions from foreign countries to the U.S. of $230.4. The timing and amount of any additional future distributions will be evaluated based on our jurisdictional cash needs.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, several factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, we cannot provide any assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2025, we declared a dividend of $0.351 per share for shareholders of record on March 6, 2025, which was a 10% increase from the quarterly dividends of $0.319 that were declared in 2024. Dividend payments during the three months ended March 29, 2025 amounted to $28.7.
ITT Inc. | Q1 2025 Form 10-Q | 27

From time to time, the Company may repurchase shares of its stock on the open market. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including remaining authorization under existing Board-approved share repurchase programs, the Company’s stock price, restrictions under the Company’s debt obligations, other uses for capital, the dilutive impact of shares issued during the period related to the Company’s long-term incentive plans, impacts on the value of remaining shares, and market and economic conditions. During the three months ended March 29, 2025, we spent $100.8 on open-market share repurchases under our share repurchase programs. We did not complete any open-market repurchases during the three months ended March 30, 2024. All repurchased shares are retired immediately following the repurchases.
Subsequent to the quarter ending March 29, 2025 and through the filing of this Quarterly Report on Form 10-Q, the Company has repurchased and retired 2.3 shares for $300.0 under the 2023 share repurchase program. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding.
The following table presents our outstanding commercial paper borrowings.

	March 29, 2025	December 31, 2024
Commercial Paper Outstanding - U.S. Program	$394.6	$424.5
Commercial Paper Outstanding - Euro Program	334.7	—
Total Commercial Paper Outstanding	$729.3	$424.5
In the three months ended March 29, 2025, we initiated borrowings under the European commercial paper program to complete the repayment of the kSARIA Credit Agreement and fund share repurchase activity. See Note 14, Debt, to the Consolidated Condensed Financial Statements for further information.
All outstanding commercial paper for both periods had maturity terms of less than three months from the date of issuance.
Revolving Credit Agreement
On August 5, 2021, we entered into a revolving credit facility agreement with a syndicate of third party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, and (ii) letters of credit for a face amount of up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments by a minimum aggregate amount of $10 or any whole multiple of $1 in excess thereof. Borrowings under the credit facility are available in U.S. dollars, Euros, British pound sterling or any other currency that may be requested by us, subject to the approval of the administrative agent and each lender. We are permitted to request that lenders increase the commitments under the facility by up to $350 for a maximum aggregate principal amount of $1,050; however, this is subject to certain conditions and therefore may not be available to us. As of March 29, 2025 and December 31, 2024, we had no outstanding borrowings under the 2021 Revolving Credit Agreement. See Note 14, Debt, to the Consolidated Condensed Financial Statements for further information.
U.S. Term Loan
On September 12, 2024, the Company entered into a credit agreement (the kSARIA Credit Agreement) among the Company, as borrower, each lender from time to time party thereto, and U.S. Bank National Association, as the administrative agent, sole lead arranger and sole bookrunner.
The kSARIA Credit Agreement had a maturity of three years and provided for a term loan of $464, which had been borrowed and was used to finance the Company’s acquisition of kSARIA on September 12, 2024. During the first quarter of 2025, the Company made loan repayments of $229.0, representing the remaining outstanding balance on the kSARIA Credit Agreement, and the kSARIA Credit Agreement was terminated. See Note 14, Debt, to the Consolidated Condensed Financial Statements for further information.
ITT Inc. | Q1 2025 Form 10-Q | 28

2025 Credit Agreement Subsequent Event
On April 30, 2025, the Company entered into a credit agreement (the 2025 Credit Agreement) among the Company, as borrower, certain of our subsidiaries, as guarantors, each lender from time to time party thereto, and U.S. Bank National Association, as the administrative agent, sole lead arranger and sole bookrunner.
The 2025 Credit Agreement has a maturity of two years and provides for a term loan of $750.0, all of which had been borrowed on April 30, 2025. Proceeds of the term loan will be applied to pay down the Company’s U.S. commercial paper capacity and for other general corporate purposes, including working capital needs.
Borrowings under the 2025 Credit Agreement bear interest at an annual rate equal to, at the Company’s option, either (i) term secured overnight financing rate (Term SOFR) plus a margin ranging from 0.875% to 1.375%, or (ii) an alternate base rate plus a margin ranging from 0.0% to 0.375%, with the applicable margin determined by reference to the Company’s debt ratings set forth in the 2025 Credit Agreement. The loans under the 2025 Credit Agreement may be prepaid by the Company at any time, in whole or in part, without penalty or premium, subject to certain conditions.
The 2025 Credit Agreement contains customary affirmative and negative covenants, as well as financial covenants (e.g., leverage ratio), that are similar to those contained in our 2021 Revolving Credit Agreement.
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

For the Three Months Ended	March 29, 2025	March 30, 2024
Operating activities	$113.4	$57.8
Investing activities	(40.7)	(435.3)
Financing activities	(79.9)	323.4
Foreign exchange	7.9	(12.0)
Total net cash from continuing operations	$0.7	$(66.1)
Operating Activities
The increase in net cash from operating activities of $55.6 was primarily due to favorable working capital from timing of accounts receivable collections, higher customer advanced payments and lower compensation payments in the current year.
Investing Activities
The decrease in net cash used in investing activities of $394.6 was mainly driven by the prior year acquisition of Svanehøj, partially offset by an increase in capital expenditures. Refer to Note 19, Acquisitions, to the Consolidated Condensed Financial Statements for further information.
Financing Activities
The decrease in net cash from financing activities of $403.3 was due to a decline in borrowings of $142.0, an increase in debt repayments of $158.8 and open-market share repurchase activity of $100.0.
ITT Inc. | Q1 2025 Form 10-Q | 29

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
Reconciliations of revenue to organic revenue for the three months ended March 29, 2025 are provided below.

Three Months Ended March 29, 2025	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2025 Revenue	$346.1	$333.3	$234.7	$(1.1)	$913.0
Less: Acquisitions	—	9.4	48.1	—	57.5
Less: Foreign currency translation	(8.4)	(6.5)	(1.1)	—	(16.0)
2025 Organic revenue	$354.5	$330.4	$187.7	$(1.1)	$871.5
2024 Revenue	$392.4	$333.9	$185.1	$(0.8)	$910.6
Less: Divestitures	39.5	—	—	—	39.5
2024 Organic revenue	$352.9	$333.9	$185.1	$(0.8)	$871.1
Organic growth	$1.6	$(3.5)	$2.6		$0.4
Percentage change	0.5%	(1.0)%	1.4%		—%
ITT Inc. | Q1 2025 Form 10-Q | 30

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
Reconciliations of operating income to adjusted operating income (loss) for the three months ended March 29, 2025 and March 30, 2024 are provided below.

Three Months Ended March 29, 2025	Motion Technologies	Industrial Process	Connect & Control Technologies	Corporate	Total ITT
Operating income	$67.6	$63.5	$36.0	$(16.2)	$150.9
Restructuring costs	0.2	4.2	2.1	—	6.5
Acquisition-related costs	—	0.4	(0.1)	—	0.3
Other special items	0.7	0.9	—	—	1.6
Adjusted operating income	$68.5	$69.0	$38.0	$(16.2)	$159.3
Operating margin	19.5%	19.1%	15.3%	N/A	16.5%
Adjusted operating margin	19.8%	20.7%	16.2%	N/A	17.4%

Three Months Ended March 30, 2024	Motion Technologies	Industrial Process	Connect & Control Technologies	Corporate	Total ITT
Operating income	$70.6	$64.5	$32.7	$(17.9)	$149.9
Restructuring costs	0.5	0.5	0.9	—	1.9
Acquisition-related costs	—	3.7	—	—	3.7
Other special items	0.2	—	—	—	0.2
Adjusted operating income	$71.3	$68.7	$33.6	$(17.9)	$155.7
Operating margin	18.0%	19.3%	17.7%	N/A	16.5%
Adjusted operating margin	18.2%	20.6%	18.2%	N/A	17.1%

ITT Inc. | Q1 2025 Form 10-Q | 31

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
Reconciliations of adjusted income from continuing operations attributable to ITT to income from continuing operations attributable to ITT and adjusted income from continuing operations attributable to ITT per diluted share to income from continuing operations attributable to ITT per diluted share (EPS) for the three months ended March 29, 2025 and March 30, 2024 are provided below. Per share amounts are reported in ones and may not calculate due to rounding.

	March 29, 2025		March 30, 2024
For Three Months Ended	Income from Continuing Operations	EPS	Income from Continuing Operations	EPS
Reported	$108.4	$1.33	$111.5	$1.35
Restructuring costs	6.5	0.08	1.9	0.03
Acquisition-related costs	0.3	—	3.7	0.05
Other costs	1.6	0.02	0.2	—
Net tax benefit of pre-tax special items	(1.5)	(0.02)	(1.3)	(0.03)
Other tax-related special items(a)	3.4	0.04	1.7	0.02
Adjusted	$118.7	$1.45	$117.7	$1.42
(a)Other tax-related special items for the three months ended March 29, 2025 and March 30, 2024, include tax expense (benefit) on undistributed foreign earnings of $2.5 and $1.8, respectively, and other tax special items of $0.9 and ($0.1), respectively.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2, Recent Accounting Pronouncements, to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The Company believes the most complex and sensitive judgments, because of their significance to the Consolidated Condensed Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Annual Report describes the critical accounting estimates that are used in the preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no material changes concerning the Company’s critical accounting estimates as described in our 2024 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2024 Annual Report. See Note 18, Derivative Financial Instruments, to the Consolidated Condensed Financial Statements for information on the Company’s use of derivative financial instruments to mitigate exposure from foreign currency exchange rate fluctuations and commodity price fluctuations.
ITT Inc. | Q1 2025 Form 10-Q | 32

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
ITT Inc. | Q1 2025 Form 10-Q | 33

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. For a discussion of legal proceedings, see Note 17, Commitments and Contingencies, to the Consolidated Condensed Financial Statements.
ITEM 1A. RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of our 2024 Annual Report, which are incorporated by reference herein. Other than the following risk factor, there have been no material changes with regard to the risk factors disclosed in such report.
Tariffs remain uncertain and may continue to have a negative impact to our business.
Over the last several years, the U.S. government has undertaken a series of actions to impose or increase tariffs on certain goods imported into the U.S., particularly from China and other key trading partners. In early 2025, the U.S. government announced or extended tariffs on a range of imported goods, including certain industrial components and raw materials, as part of ongoing trade actions. In response, several countries, including China, announced or implemented retaliatory tariffs on goods exported from the United States. These reciprocal trade measures have contributed to increased uncertainty in global trade policy and supply chain dynamics. Prior tariffs have negatively impacted demand for our products as well as the cost of certain parts and materials that we purchase from vendors located overseas, particularly in China. Although we have been mitigating, and will continue attempting to mitigate, the impact of tariffs by supplier and customer negotiations, diversification strategies and pricing actions, there can be no assurance that our mitigation actions will be effective. As trade tensions remain elevated and governments continue to adjust their trade policies, it is unclear what additional measures may be taken by the U.S. or other countries. Any new or continued trade disputes, retaliatory tariffs, or additional protectionist policies may adversely affect demand for our products, increase our input costs, disrupt our global supply chain, and create volatility in the broader economic environment. These risks, in turn, could have a material adverse effect on our business, results of operations, and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan).
As of March 29, 2025, there was $875 of remaining capacity under the 2023 Plan.
Share repurchase activity during the three months ended March 29, 2025 is shown in the table below.
Purchases of equity securities by the issuer and affiliated purchasers

PERIOD	TOTAL NUMBER OF SHARES PURCHASED(1)(3)	AVERAGE PRICE PAID PER SHARE(2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(3)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
1/1/2025 - 1/25/2025	—	$—	—	$975
1/26/2025 - 2/22/2025	325,398	$146.47	325,398	$927
2/23/2025 - 3/29/2025	366,586	$141.57	366,586	$875
(1)Excludes shares withheld in settlement of employee tax withholding obligations due upon the vesting of restricted stock unit and performance stock unit awards.
(2)Average price paid per share is calculated on a settlement basis and excludes commissions.
(3)Amounts are in whole numbers.
Subsequent to the quarter ending March 29, 2025 and through the filing of this Quarterly Report on Form 10-Q, the Company has repurchased and retired 2.3 shares for $300.0 under the 2023 share repurchase program.
ITT Inc. | Q1 2025 Form 10-Q | 34

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were 2.2 million Euros and 1.5 million Euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of 1.3 million Euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through March 29, 2025, however, Bornemann did pay fees of approximately 2 thousand Euros during the three months ended March 29, 2025 and annual fees of 7 thousand Euros during 2024 to the German financial institution which is maintaining the Bond.
Rule 10b5-1 Trading Plans
During the three months ended March 29, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.
ITT Inc. | Q1 2025 Form 10-Q | 35

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

(10.1)	Credit Agreement, dated as of April 30, 2025, among ITT Inc., certain subsidiaries of ITT Inc., U.S. Bank National Association, and the other parties signatory thereto

(10.2)*	Form of 2025 Performance Unit Award Agreement

(10.3)*	Form of 2025 Restricted Stock Unit Award Agreement

(10.4)*	Form of 2025 Restricted Stock Unit Award Agreement for Non-Employee Directors

(18.1)	Preferability Letter on Change in Accounting Principle

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Condensed Financial Statements, and (vii) Cover Page

(104)	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in Inline XBRL (included in Exhibit 101).
    * Management compensatory plan
ITT Inc. | Q1 2025 Form 10-Q | 36

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ CHERYL DE MESA GRAZIANO
Cheryl de Mesa Graziano
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
May 1, 2025
ITT Inc. | Q1 2025 Form 10-Q | 37