Form 10-Q
period 2025-06-28
ITT INC.
filed 2025-07-31
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of July 28, 2025, there were 78.0 million shares of Common Stock (par value $1.00 per share) of the issuer outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue	$972.4	$905.9	$1,885.4	$1,816.5
Cost of revenue	625.6	589.1	1,222.3	1,198.2
Gross profit	346.8	316.8	663.1	618.3
General and administrative expenses	85.7	76.8	171.0	148.3
Sales and marketing expenses	57.0	50.6	110.2	100.7
Research and development expenses	29.0	29.7	55.9	59.7
Operating income	175.1	159.7	326.0	309.6
Interest expense	12.6	7.4	21.9	15.1
Interest income	(2.4)	(1.6)	(4.1)	(3.4)
Other non-operating expense (income), net	0.7	(0.2)	(0.3)	(1.7)
Income before income tax expense	164.2	154.1	308.5	299.6
Income tax expense	42.5	33.2	77.7	66.1
Net income	121.7	120.9	230.8	233.5
Less: Income attributable to noncontrolling interests	0.7	1.2	1.4	2.2
Net income attributable to ITT Inc.	$121.0	$119.7	$229.4	$231.3

Earnings per share attributable to ITT Inc.:
Basic	$1.53	$1.46	$2.87	$2.82
Diluted	$1.52	$1.45	$2.85	$2.80

Weighted average common shares – basic	79.0	82.0	80.0	82.1
Weighted average common shares – diluted	79.4	82.4	80.4	82.5
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Operations.
ITT Inc. | Q2 2025 Form 10-Q | 1

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$121.7	$120.9	$230.8	$233.5
Other comprehensive income (loss):
Net foreign currency translation adjustment	80.0	(17.1)	107.3	(49.2)
Net change in postretirement benefit plans, net of tax impacts of $0.4, $0.3, 0.7, and 0.6, respectively	(1.1)	(0.7)	(2.3)	(1.7)
Other comprehensive income (loss)	78.9	(17.8)	105.0	(50.9)
Comprehensive income	200.6	103.1	335.8	182.6
Less: Comprehensive income attributable to noncontrolling interests	0.7	1.2	1.4	2.2
Comprehensive income attributable to ITT Inc.	$199.9	$101.9	$334.4	$180.4
Disclosure of reclassification adjustments to postretirement benefit plans:
Amortization of prior service benefit, net of tax expense of $0.4, $0.4, $0.7, and $0.7, respectively	$(1.1)	$(1.1)	$(2.2)	$(2.2)
Amortization of net actuarial loss, net of tax benefit of $0.0, $0.0, $0.0, and $0.0, respectively	—	—	(0.1)	0.1
Other adjustments to postretirement benefit plans:
Net actuarial gain, net of tax expense of $0.0, $(0.1), $0.0, and $(0.1), respectively	—	0.4	—	0.4
Net change in postretirement benefit plans, net of tax	$(1.1)	$(0.7)	$(2.3)	$(1.7)
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Comprehensive Income.
ITT Inc. | Q2 2025 Form 10-Q | 2

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of the Period Ended	June 28, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$467.9	$439.3
Receivables, net	796.8	703.0
Inventories	658.7	612.3
Other current assets	137.1	131.2
Total current assets	2,060.5	1,885.8
Non-current assets:
Plant, property and equipment, net	611.8	577.2
Goodwill	1,504.0	1,430.1
Other intangible assets, net	452.8	454.1
Other non-current assets	386.1	384.1
Total non-current assets	2,954.7	2,845.5
Total assets	$5,015.2	$4,731.3
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$448.9	$427.6
Accounts payable	471.5	458.4
Accrued and other current liabilities	501.4	447.2
Total current liabilities	1,421.8	1,333.2
Non-current liabilities:
Non-current portion of long-term debt	622.5	232.6
Postretirement benefits	125.1	119.0
Other non-current liabilities	282.2	260.7
Total non-current liabilities	1,029.8	612.3
Total liabilities	2,451.6	1,945.5
Shareholders’ equity:
Common stock:
Authorized – 250 shares, $1 par value per share
Issued and outstanding – 78.0 shares and 81.5 shares, respectively	78.0	81.5
Retained earnings	2,791.8	3,115.6
Accumulated other comprehensive loss:
Postretirement benefits	0.9	3.2
Cumulative translation adjustments	(314.2)	(421.5)
Total accumulated other comprehensive loss	(313.3)	(418.3)
Total ITT Inc. shareholders’ equity	2,556.5	2,778.8
Noncontrolling interests	7.1	7.0
Total shareholders’ equity	2,563.6	2,785.8
Total liabilities and shareholders’ equity	$5,015.2	$4,731.3
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Balance Sheets.
ITT Inc. | Q2 2025 Form 10-Q | 3

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Six Months Ended	June 28, 2025	June 29, 2024
Operating Activities
Income from continuing operations attributable to ITT Inc.	$229.4	$231.3
Adjustments to income from continuing operations:
Depreciation and amortization	72.7	66.0
Equity-based compensation	17.2	13.7
Other non-cash charges, net	14.2	15.7
Changes in assets and liabilities:
Change in receivables	(51.6)	(60.4)
Change in inventories	(11.9)	(6.5)
Change in contract assets	(6.0)	(20.7)
Change in contract liabilities	34.8	15.5
Change in accounts payable	(9.3)	8.2
Change in accrued expenses	(8.4)	(26.1)
Change in income taxes	(4.6)	(13.3)
Other, net	(9.4)	(7.9)
Net Cash – Operating Activities	267.1	215.5
Investing Activities
Capital expenditures	(53.2)	(50.9)
Acquisitions, net of cash acquired	(0.2)	(407.5)
Other, net	(3.6)	(2.2)
Net Cash – Investing Activities	(57.0)	(460.6)
Financing Activities
Commercial paper, net borrowings	(25.8)	169.5
Long-term debt issued, net of debt issuance costs	748.8	299.1
Long-term debt repayments	(360.5)	(109.3)
Share repurchases under repurchase plan	(500.8)	(79.0)
Payments for taxes related to net share settlement of stock incentive plans	(13.4)	(12.8)
Dividends paid	(56.2)	(52.6)
Other, net	(0.7)	(1.1)
Net Cash – Financing Activities	(208.6)	213.8
Exchange rate effects on cash and cash equivalents	27.5	(17.2)
Net cash – operating activities of discontinued operations	(0.1)	(0.1)
Net change in cash and cash equivalents	28.9	(48.6)
Less: Cash classified within current assets held for sale	—	(14.9)
Cash and cash equivalents – beginning of year (includes restricted cash of $0.7 and $0.7, respectively)	440.0	489.9
Cash and Cash Equivalents – End of Period (includes restricted cash of $1.0 and $0.9, respectively)	$468.9	$426.4
Supplemental Disclosures of Cash Flow and Non-Cash Information:
Cash paid for interest	$20.9	$13.7
Cash paid for income taxes, net of refunds received	$69.2	$69.8
Capital expenditures included in current liabilities	$16.4	$22.4
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Cash Flows.
ITT Inc. | Q2 2025 Form 10-Q | 4

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of and for the Three Months Ended June 28, 2025	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
March 29, 2025	81.0	$81.0	$3,090.5	$(392.2)	$6.5	$2,785.8
Net income	—	—	121.0	—	0.7	121.7
Shares issued and activity from stock incentive plans	—	—	9.3	—	—	9.3
Shares repurchased under repurchase plan	(3.0)	(3.0)	(401.1)	—	—	(404.1)
Shares withheld related to net share settlement of stock incentive plans	—	—	(0.4)	—	—	(0.4)
Dividends declared ($0.351 per share)	—	—	(27.5)	—	—	(27.5)
Dividends to noncontrolling interest	—	—	—	—	(0.1)	(0.1)
Net change in postretirement benefit plans, net of tax	—	—	—	(1.1)	—	(1.1)
Net foreign currency translation adjustment	—	—	—	80.0	—	80.0
June 28, 2025	78.0	$78.0	$2,791.8	$(313.3)	$7.1	$2,563.6

As of and for the Six Months Ended June 28, 2025
December 31, 2024 (As previously reported)	81.5	$81.5	$3,099.4	$(418.3)	$7.0	$2,769.6
Inventory accounting method change	—	—	16.2	—	—	16.2
December 31, 2024 (As Adjusted)	81.5	$81.5	$3,115.6	$(418.3)	$7.0	$2,785.8
Net income	—	—	229.4	—	1.4	230.8
Shares issued and activity from stock incentive plans	0.3	0.3	17.4	—	—	17.7
Shares repurchased under repurchase plan	(3.7)	(3.7)	(501.2)	—	—	(504.9)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(13.3)	—	—	(13.4)
Dividends declared ($0.702 per share)	—	—	(56.1)	—	—	(56.1)
Dividends to noncontrolling interest	—	—	—	—	(1.3)	(1.3)
Net change in postretirement benefit plans, net of tax	—	—	—	(2.3)	—	(2.3)
Net foreign currency translation adjustment	—	—	—	107.3	—	107.3
June 28, 2025	78.0	$78.0	$2,791.8	$(313.3)	$7.1	$2,563.6

ITT Inc. | Q2 2025 Form 10-Q | 5

As of and for the Three Months Ended June 29, 2024	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
March 30, 2024 (As previously reported)	82.3	$82.3	$2,857.4	$(365.0)	$11.5	$2,586.2
Inventory accounting method change	—	—	15.1	—	—	15.1
March 30, 2024	82.3	$82.3	$2,872.5	$(365.0)	$11.5	$2,601.3
Net income	—	—	119.7	—	1.2	120.9
Shares issued and activity from stock incentive plans	—	—	6.7	—	—	6.7
Share repurchases under repurchase plan	(0.6)	(0.6)	(79.0)	—	—	(79.6)
Shares withheld related to net share settlement of stock incentive plans	—	—	(0.3)	—	—	(0.3)
Dividends declared ($0.319 per share)	—	—	(26.2)	—	—	(26.2)
Dividends to noncontrolling interest	—	—	—	—	(0.1)	(0.1)
Net change in postretirement benefit plans, net of tax	—	—	—	(0.7)	—	(0.7)
Net foreign currency translation adjustment	—	—	—	(17.1)	—	(17.1)
June 29, 2024	81.7	$81.7	$2,893.4	$(382.8)	$12.6	$2,604.9

As of and for the Six Months Ended June 29, 2024
December 31, 2023 (As previously reported)	82.1	$82.1	$2,778.0	$(331.9)	$10.9	$2,539.1
Inventory accounting method change	—	—	14.6	—	—	14.6
December 31, 2023 (As adjusted)	82.1	$82.1	$2,792.6	$(331.9)	$10.9	$2,553.7
Net income	—	—	231.3	—	2.2	233.5
Shares issued and activity from stock incentive plans	0.3	0.3	13.7	—	—	14.0
Share repurchased under repurchase plan	(0.6)	(0.6)	(79.0)	—	—	(79.6)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(12.7)	—	—	(12.8)
Dividends declared ($0.638 per share)	—	—	(52.5)	—	—	(52.5)
Dividends to noncontrolling interest	—	—	—	—	(0.5)	(0.5)
Net change in postretirement benefit plans, net of tax	—	—	—	(1.7)	—	(1.7)
Net foreign currency translation adjustment	—	—	—	(49.2)	—	(49.2)
June 29, 2024	81.7	$81.7	$2,893.4	$(382.8)	$12.6	$2,604.9
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Changes in Shareholders’ Equity.
ITT Inc. | Q2 2025 Form 10-Q | 6

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
ITT’s quarterly financial periods end on the Saturday that is closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. ITT’s second quarter for 2025 and 2024 ended on June 28, 2025 and June 29, 2024, respectively.
Certain prior year amounts have been reclassified to conform to the current year presentation.
ITT Inc. | Q2 2025 Form 10-Q | 7

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
We retrospectively applied this change in accounting principle to all prior periods and recorded a cumulative effect adjustment to increase the January 1, 2024 inventory balance by $19.1, with an increase to retained earnings of $14.6, net of tax. The Consolidated Condensed Statement of Operations, Consolidated Condensed Statement of Comprehensive Income, Consolidated Condensed Statement of Cash flows and Consolidated Condensed Statement of Changes in Shareholders’ Equity for the three and six months ended June 29, 2024, and the Consolidated Condensed Balance Sheet as of December 31, 2024 and the related Notes to the Consolidated Condensed Financial Statements have been adjusted to reflect the change in accounting principle.
The impact of the change in accounting method on our previously issued financial statements is presented in the following tables:
Consolidated Condensed Statement of Operations

Three Months Ended June 29, 2024	As previously reported	Effect of Change	As Adjusted
Cost of revenue	$589.8	$(0.7)	$589.1
Gross profit	316.1	0.7	316.8
Operating income	159.0	0.7	159.7
Income from continuing operations before income taxes	153.4	0.7	154.1
Income tax expense	33.0	0.2	33.2
Net income	120.4	0.5	120.9
Net income attributable to ITT Inc.	$119.2	$0.5	$119.7
Basic earnings per share	$1.45	$0.01	$1.46
Diluted earnings per share	$1.45	$—	$1.45

Six Months Ended June 29, 2024
Cost of revenue	$1,199.6	$(1.4)	$1,198.2
Gross profit	616.9	1.4	618.3
Operating income	308.2	1.4	309.6
Income from continuing operations before income taxes	298.2	1.4	299.6
Income tax expense	65.8	0.3	66.1
Net income	232.4	1.1	233.5
Net income attributable to ITT Inc.	$230.2	$1.1	$231.3
Basic earnings per share	$2.80	$0.02	$2.82
Diluted earnings per share	$2.79	$0.01	$2.80
ITT Inc. | Q2 2025 Form 10-Q | 8

Consolidated Condensed Statement of Comprehensive Income

Three Months Ended June 29, 2024	As previously reported	Effect of Change	As Adjusted
Net income	$120.4	$0.5	$120.9
Comprehensive income	102.6	0.5	103.1
Comprehensive income attributable to ITT Inc.	$101.4	$0.5	$101.9

Six Months Ended June 29, 2024
Net income	$232.4	$1.1	$233.5
Comprehensive income	181.5	1.1	182.6
Comprehensive income attributable to ITT Inc.	$179.3	$1.1	$180.4
Consolidated Condensed Balance Sheet

December 31, 2024	As previously reported	Effect of Change	As Adjusted
Inventories	$591.2	$21.1	$612.3
Total current assets	1,864.7	21.1	1,885.8
Other non-current assets	384.6	(0.5)	384.1
Total non-current assets	2,846.0	(0.5)	2,845.5
Total assets	4,710.7	20.6	4,731.3
Other non-current liabilities	256.3	4.4	260.7
Total non-current liabilities	607.9	4.4	612.3
Total liabilities	1,941.1	4.4	1,945.5
Retained earnings	3,099.4	16.2	3,115.6
Total ITT Inc. shareholders’ equity	2,762.6	16.2	2,778.8
Total shareholders’ equity	2,769.6	16.2	2,785.8
Total liabilities and shareholders’ equity	$4,710.7	$20.6	$4,731.3
Consolidated Condensed Statement of Cash Flows

Six Months Ended June 29, 2024	As previously reported	Effect of Change	As Adjusted
Income from continuing operations	$230.2	1.1	$231.3
Change in inventories	(5.1)	(1.4)	(6.5)
Change in income taxes	(13.6)	0.3	(13.3)

ITT Inc. | Q2 2025 Form 10-Q | 9

NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
From time to time, the Financial Accounting Standards Board (FASB) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB's accounting standards are communicated through issuance of an Accounting Standards Update (ASU). The Company considers the applicability and impact of all ASUs on our business and financial results.
Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendment also includes other changes to improve the effectiveness of income tax disclosures, including further disaggregation of income taxes paid for individually significant jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024. Adoption of this ASU should be applied on a prospective basis. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our financial statements and expect to adopt this ASU for the year ending December 31, 2025.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement- Reporting Comprehensive Income. Expense disaggregation disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. This ASU requires disclosure of specified information about certain costs and expenses in the notes to financial statements. The effective dates for this ASU were updated in ASU 2025-01 stating it is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Adoption of this ASU should be applied on a prospective basis. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our financial statements and expect to adopt this ASU for the year ending December 31, 2027.
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
Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, including environmental liabilities, which are managed at a corporate level and are not included in segment results when evaluating performance or allocating resources. In addition, Corporate and Other includes research and development-related expenses associated with a subsidiary that does not constitute a reportable segment.
ITT Inc. | Q2 2025 Form 10-Q | 10

The following table presents our revenue for each segment and reconciles our total segment revenue to total consolidated revenue.

Three Months Ended June 28, 2025	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Revenue	$365.7	$355.9	$251.9	$973.5
Eliminations				(1.1)
Consolidated revenue				$972.4
Costs of revenue(a)	254.1	211.3	161.3
Selling, general and administrative expenses(a)	28.7	61.7	35.9
Research and development expenses(a)	11.7	6.3	9.8
Segment operating income	$71.2	$76.6	44.9	$192.7
Other corporate costs				(17.6)
Interest expense				(12.6)
Interest income				2.4
Other non-operating expense, net				(0.7)
Income from continuing operations before income tax				$164.2

Six Months Ended June 28, 2025
Revenue	$711.8	$689.2	$486.6	$1,887.6
Eliminations				(2.2)
Consolidated revenue				$1,885.4
Costs of revenue(a)	493.9	413.5	317.0
Selling, general and administrative expenses(a)	56.0	123.2	70.1
Research and development expenses(a)	23.1	12.4	18.6
Segment operating income	$138.8	$140.1	$80.9	$359.8
Other corporate costs				(33.8)
Interest expense				(21.9)
Interest income				4.1
Other non-operating income, net				0.3
Income from continuing operations before income tax				$308.5
ITT Inc. | Q2 2025 Form 10-Q | 11

Three Months Ended June 29, 2024	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Revenue	$384.5	$330.7	$191.8	$907.0
Eliminations				(1.1)
Consolidated revenue				$905.9
Costs of revenue(a)	268.8	201.4	119.9
Selling, general and administrative expenses(a)	31.2	56.8	27.7
Research and development expenses(a)	13.3	6.0	8.8
Segment operating income	$71.2	$66.5	$35.4	$173.1
Other corporate costs				(13.4)
Interest expense				(7.4)
Interest income				1.6
Other non-operating income, net				0.2
Income from continuing operations before income tax				$154.1

Six Months Ended June 29, 2024
Revenue	$776.9	$664.6	$376.9	$1,818.4
Eliminations				(1.9)
Consolidated revenue				$1,816.5
Costs of revenue(a)	546.2	415.1	238.6
Selling, general and administrative expenses(a)	60.3	106.8	53.1
Research and development expenses(a)	28.6	11.7	17.1
Segment operating income	$141.8	$131.0	$68.1	$340.9
Other corporate costs				(31.3)
Interest expense				(15.1)
Interest income				3.4
Other non-operating income, net				1.7
Income from continuing operations before income tax				$299.6
(a)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
The following table presents our operating margin for each segment. Segment operating margin is calculated as segment operating income divided by segment revenue.

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Motion Technologies	19.5%	18.5%	19.5%	18.3%
Industrial Process	21.5%	20.1%	20.3%	19.7%
Connect & Control Technologies	17.8%	18.5%	16.6%	18.1%
ITT Inc. | Q2 2025 Form 10-Q | 12

The following table presents our total assets, capital expenditures, and depreciation & amortization expense for each segment.

As of and for the Six Months Ended	Total Assets		Capital Expenditures		Depreciation & Amortization
	June 28, 2025	December 31, 2024	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Motion Technologies	$1,301.4	$1,186.6	$37.4	$34.4	$28.9	$31.3
Industrial Process	1,992.6	1,819.8	9.7	10.8	19.9	23.0
Connect & Control Technologies	1,336.7	1,326.8	5.8	5.3	22.0	10.4
Corporate and Other	384.5	398.1	0.3	0.4	1.9	1.3
Total	$5,015.2	$4,731.3	$53.2	$50.9	$72.7	$66.0
NOTE 4
REVENUE
The following tables present our revenue disaggregated by end market.

For the Three Months Ended June 28, 2025	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$362.0	$—	$—	$—	$362.0
Chemical and industrial pumps	—	233.0	—	—	233.0
Aerospace and defense	2.7	—	175.4	—	178.1
Energy	—	122.9	12.4	—	135.3
General industrial	1.0	—	64.1	(1.1)	64.0
Total	$365.7	$355.9	$251.9	$(1.1)	$972.4

For the Six Months Ended June 28, 2025
Auto and rail	$704.8	$—	$—	$—	$704.8
Chemical and industrial pumps	—	457.3	—	—	457.3
Aerospace and defense	5.0	—	338.3	—	343.3
Energy	—	231.9	25.0	—	256.9
General industrial	2.0	—	123.3	(2.2)	123.1
Total	$711.8	$689.2	$486.6	$(2.2)	$1,885.4

For the Three Months Ended June 29, 2024	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$375.9	$—	$—	$—	$375.9
Chemical and industrial pumps	—	230.4	—	—	230.4
Aerospace and defense	2.0	—	114.7	—	116.7
Energy	—	100.3	13.1	—	113.4
General industrial	6.6	—	64.0	(1.1)	69.5
Total	$384.5	$330.7	$191.8	$(1.1)	$905.9

For the Six Months Ended June 29, 2024
Auto and rail	$759.8	$—	$—	$(0.1)	$759.7
Chemical and industrial pumps	—	449.3	—	—	449.3
Aerospace and defense	3.7	—	218.8	—	222.5
Energy	—	215.3	26.5	—	241.8
General industrial	13.4	—	131.6	(1.8)	143.2
Total	$776.9	$664.6	$376.9	$(1.9)	$1,816.5
ITT Inc. | Q2 2025 Form 10-Q | 13

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
The following table represents our net contract assets and liabilities.

As of the Period Ended	June 28, 2025	December 31, 2024
Current contract assets	$42.5	$34.4
Non-current contract assets	2.0	1.9
Current contract liabilities	(167.9)	(119.3)
Non-current contract liabilities	(4.4)	(4.4)
During the three and six months ended June 28, 2025, we recognized revenue of $61.2 and $96.7 related to contract liabilities as of December 31, 2024, respectively. The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations, or backlog, as of June 28, 2025 was $1,902.6. Of this amount, we expect to recognize approximately $1,080 to $1,100 of revenue during the remainder of 2025. Our backlog generally represents firm orders that have been received, acknowledged, and entered into our production systems. However, within certain businesses in MT, our customers include automotive OEMs and we may win an award on an automotive platform several years in advance based on estimated levels of future automotive production. These awards allow for the customer to adjust their production levels at any time and therefore are not considered firm orders. Within these businesses we believe orders are firm upon receipt of the customer purchase order, which may require us to fulfill the order in as little as one week. As such, our backlog at any point in time for these businesses is not believed to be significant and therefore has been excluded from the total backlog amount.
NOTE 5
RESTRUCTURING ACTIONS
From time to time, we initiate restructuring actions throughout our businesses. There are no restructuring actions that are considered individually significant. The following table summarizes our total restructuring costs, which are presented within General and administrative expenses within our Consolidated Condensed Statements of Operations.

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Severance and other employee-related	$3.1	$3.9	$9.2	$5.8
Asset write-offs	0.1	—	0.1	—
Other	—	—	0.4	—
Total restructuring costs	$3.2	$3.9	$9.7	$5.8
By segment:
Motion Technologies	$2.1	$1.6	$2.3	$2.1
Industrial Process	1.3	1.6	5.5	2.1
Connect & Control Technologies	(0.2)	0.7	1.9	1.6
ITT Inc. | Q2 2025 Form 10-Q | 14

The following table displays a rollforward of our restructuring liability, which is included within accrued liabilities on our Consolidated Condensed Balance Sheet.

For the Six Months Ended	June 28, 2025	June 29, 2024
Beginning balance - January 1	$2.9	$4.8
Restructuring costs	9.7	5.8
Cash payments	(8.4)	(7.2)
Asset write-offs	(0.1)	—
Foreign exchange translation and other	0.2	—
Ending balance	$4.3	$3.4
By accrual type:
Severance and other employee-related	$4.3	$3.3
Other	—	0.1

NOTE 6
INCOME TAXES
The following table summarizes our income tax expense and effective tax rate (ETR).

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Income tax expense	$42.5	$33.2	$77.7	$66.1
Effective tax rate	25.9%	21.5%	25.2%	22.1%
The ETR for the three and six months ended June 28, 2025 increased to 25.9% and 25.2%, respectively, primarily related to the jurisdictional mix of earnings.
In October 2021, more than 135 countries and jurisdictions agreed to participate in a “two-pillar” international tax approach developed by the Organisation for Economic Co-operation and Development (OECD), which includes establishing a global minimum corporate tax rate of 15 percent. The OECD published Tax Challenges Arising from the Digitalisation of the Economy — Global Anti-Base Erosion Model Rules (Pillar Two) in December 2021 and subsequently issued additional commentary and administrative guidance clarifying several aspects of the model rules. Since the model rules have been released, many countries have enacted Pillar Two-related laws, many of which became effective January 1, 2024 with additional laws effective January 1, 2025. As of June 28, 2025, the Company does not expect Pillar Two taxes to have a significant impact on its 2025 financial statements.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international) and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. At this time, the Company is in the process of reviewing the legislation in detail and evaluating its potential impacts. We will continue to monitor any forthcoming guidance and will assess the effects on our business as more information becomes available.
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
ITT Inc. | Q2 2025 Form 10-Q | 15

NOTE 7
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT.

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Basic weighted average common shares outstanding	79.0	82.0	80.0	82.1
Add: Dilutive impact of outstanding equity awards	0.4	0.4	0.4	0.4
Diluted weighted average common shares outstanding	79.4	82.4	80.4	82.5

Anti-dilutive shares(a)	—	0.1	—	0.1
(a)    Anti-dilutive shares related to equity stock unit awards excluded from the computation of diluted earnings per share.
NOTE 8
RECEIVABLES, NET
The following table summarizes our receivables and associated allowance for credit losses.

As of the Period Ended	June 28, 2025	December 31, 2024
Trade accounts receivable	$778.9	$672.1
Notes receivable	2.2	14.6
Other	31.2	30.5
Receivables, gross	812.3	717.2
Less: Allowance for credit losses	(15.5)	(14.2)
Receivables, net	$796.8	$703.0
The following table displays a rollforward of our allowance for credit losses on receivables and contract assets.

	June 28, 2025	June 29, 2024
Total allowance for credit losses - January 1	$14.2	$14.2
Charges to income	0.9	2.2
Write-offs	(1.2)	(2.2)
Foreign currency and other	1.6	(0.1)
Total allowance for credit losses - ending balance	$15.5	$14.1
NOTE 9
INVENTORIES
The following table summarizes our inventories.

As of the Period Ended	June 28, 2025	December 31, 2024
Raw materials	$406.8	$386.9
Work in process	130.3	102.1
Finished goods	121.6	123.3
Inventories	$658.7	$612.3
ITT Inc. | Q2 2025 Form 10-Q | 16

NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS
The following table summarizes our other current and non-current assets.

As of the Period Ended	June 28, 2025	December 31, 2024
Advance payments and other prepaid expenses	$50.1	$53.4
Current contract assets, net	42.5	34.4
Prepaid income taxes	25.4	21.9
Other	19.1	21.5
Other current assets	$137.1	$131.2
Other employee benefit-related assets	$138.0	$135.2
Operating lease right-of-use assets	87.0	92.2
Deferred income taxes	83.1	74.0
Equity-method and other investments	42.0	48.5
Environmental-related assets	8.6	7.6
Capitalized software costs	4.1	5.5
Other	23.3	21.1
Other non-current assets	$386.1	$384.1
NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET
The following table summarizes our property, plant, and equipment, net of accumulated depreciation.

	Useful life (in years)	June 28, 2025	December 31, 2024
Machinery and equipment	2 - 10	$1,403.8	$1,263.4
Buildings and improvements	5 - 40	334.1	293.4
Furniture, fixtures and office equipment	3 - 7	81.8	73.6
Construction work in progress		70.2	103.0
Land and improvements		27.2	25.1
Other		2.3	2.0
Plant, property and equipment, gross		1,919.4	1,760.5
Less: Accumulated depreciation		(1,307.6)	(1,183.3)
Plant, property and equipment, net		$611.8	$577.2
The following table summarizes our depreciation expense.

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Depreciation expense	$23.3	$22.0	$45.0	$44.3
ITT Inc. | Q2 2025 Form 10-Q | 17

NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill - December 31, 2024	$272.4	$593.3	$564.4	$1,430.1
Acquired	—	4.2	—	4.2
Adjustments to purchase price allocations	—	—	2.8	2.8
Foreign exchange translation	9.0	55.4	2.5	66.9
Goodwill - June 28, 2025	$281.4	$652.9	$569.7	$1,504.0
Other Intangible Assets, Net
The following table summarizes our other intangible assets, net of accumulated amortization.

	June 28, 2025			December 31, 2024
As of the Period Ended	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$398.9	$(105.6)	$293.3	$383.8	$(92.6)	$291.2
Developed technology	114.2	(28.6)	85.6	105.3	(23.8)	81.5
Patents and other	58.7	(48.0)	10.7	56.7	(35.1)	21.6
Finite-lived intangible total	571.8	(182.2)	389.6	545.8	(151.5)	394.3
Indefinite-lived intangibles	63.2	—	63.2	59.8	—	59.8
Other intangible assets	$635.0	$(182.2)	$452.8	$605.6	$(151.5)	$454.1
The fair values of intangible assets acquired in connection with the purchase of kSARIA consist of the following:

	Useful life (in years)	Fair value
Customer relationships	17	$141.0
Trade name	Indefinite	26.0
Backlog	1.3	17.0
Other(a)	3 - 7	1.1
Total intangible assets acquired		$185.1
(a)Other intangible assets for kSARIA reflect favorable lease intangibles.
The following table summarizes our amortization expense related to finite-lived intangible assets.

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Amortization expense	$11.6	$8.5	$25.6	$18.1
ITT Inc. | Q2 2025 Form 10-Q | 18

NOTE 13 ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES
The following table summarizes our accrued liabilities and other non-current liabilities.

As of the Period Ended	June 28, 2025	December 31, 2024
Compensation and other employee-related benefits	$146.8	$155.9
Contract liabilities and other customer-related liabilities	207.7	153.5
Accrued income taxes and other tax-related liabilities	40.1	38.5
Operating lease liabilities	24.0	22.6
Accrued warranty costs	18.6	16.7
Environmental liabilities and other legal matters	6.9	7.3
Accrued restructuring costs	4.3	2.9
Other	53.0	49.8
Accrued and other current liabilities	$501.4	$447.2
Deferred income taxes and other tax-related liabilities	$85.1	$64.8
Operating lease liabilities	67.2	73.7
Environmental liabilities	50.6	51.1
Compensation and other employee-related benefits	40.9	37.0
Other	38.4	34.1
Other non-current liabilities	$282.2	$260.7
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

	June 28, 2025	June 29, 2024
Confirmed obligations outstanding at the beginning of the year	$11.3	$19.7
Invoices confirmed in the year	32.9	28.5
Payments applied towards invoices	(22.7)	(28.2)
Foreign currency translation	0.7	(0.4)
Confirmed obligations outstanding at the end of period	$22.2	$19.6
ITT Inc. | Q2 2025 Form 10-Q | 19

NOTE 14
DEBT
The following table summarizes our outstanding debt obligations.

As of the Period Ended	June 28, 2025	December 31, 2024
Commercial paper	$445.4	$424.5
Current maturities of long-term debt	2.8	2.6
Short-term loans	0.7	0.5
Total short-term borrowings	448.9	427.6
Non-current maturities of long-term debt	622.5	232.6
Total debt	$1,071.4	$660.2
Commercial Paper
The following table presents our outstanding commercial paper borrowings and associated weighted average interest rates as of June 28, 2025 and December 31, 2024.

As of the Period Ended	June 28, 2025	December 31, 2024
Commercial Paper Outstanding - U.S. Program	$—	$424.5
Commercial Paper Outstanding - Euro Program	445.4	—
Total Commercial Paper Outstanding	$445.4	$424.5
Weighted Average Interest Rate - U.S. Program	—%	4.80%
Weighted Average Interest Rate - Euro Program	2.45%	N/A
Outstanding commercial paper for both periods had maturity terms less than three months from the date of issuance.
2021 Revolving Credit Agreement
On August 5, 2021, the Company entered into a revolving credit facility agreement with a syndicate of third-party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). Upon its effectiveness, this agreement replaced our existing $500 revolving credit facility due November 2022. The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700. The 2021 Revolving Credit Agreement provides for a potential increase of commitments of up to $350 for a possible maximum of $1,050 in aggregate commitments at the request of the Company and with the consent of the institutions providing such increase of commitments.
On May 10, 2023, the Company entered into the First Amendment (the Amendment) to the Company’s 2021 Revolving Credit Agreement. In connection with the phase out of LIBOR as a reference interest rate, the Amendment replaced LIBOR as a benchmark for United States Dollar revolving borrowings with the term SOFR and replaced LIBOR as a benchmark for Euro swing line borrowings with the Euro overnight short-term rate (ESTR). The Amendment did not have a significant impact on the Company’s consolidated condensed financial statements.
Since the Amendment, the interest rate per annum on the 2021 Revolving Credit Agreement is based on the term SOFR of the currency we borrow in, plus a margin of 1.0%. As of June 28, 2025 and December 31, 2024, we had no outstanding borrowings under the 2021 Revolving Credit Agreement. There is a 0.125% fee per annum applicable to the commitments under the 2021 Revolving Credit Agreement. The margin and fees are subject to adjustment should the Company’s credit ratings change.
The 2021 Revolving Credit Agreement contains customary affirmative and negative covenants that, among other things, will limit or restrict our ability to: incur additional debt or issue guarantees; create certain liens; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; and liquidate or dissolve. Additionally, the 2021 Revolving Credit Agreement requires us not to permit the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and other special, extraordinary, unusual, or non-recurring items (adjusted consolidated EBITDA) (leverage ratio) to exceed 3.50
ITT Inc. | Q2 2025 Form 10-Q | 20

to 1.00, with a qualified acquisition step up immediately following such qualified acquisition of 4.00 to 1.00 for four quarters, 3.75 to 1.00 for two quarters thereafter, and returning to 3.50 to 1.00 thereafter.
As of June 28, 2025, all financial covenants (e.g., leverage ratio) associated with the 2021 Revolving Credit Agreement were within the prescribed thresholds.
As discussed in more detail below, on July 30, 2025, the 2021 Revolving Credit Agreement was terminated in connection with the Company’s entry into the 2025 Revolving Credit Agreement (as defined below).
kSARIA Credit Agreement
On September 12, 2024, the Company entered into a credit agreement (the kSARIA Credit Agreement) among the Company, as borrower, each lender from time-to-time party thereto, and U.S. Bank National Association, as the administrative agent, sole lead arranger and sole bookrunner.
The kSARIA Credit Agreement had a maturity of three years and provided for a term loan of $464, which had been borrowed and was used to finance the Company’s acquisition of kSARIA on September 12, 2024. During the first quarter of 2025, the Company made loan repayments of $229, representing the remaining outstanding balance on the kSARIA Credit Agreement, and the kSARIA Credit Agreement was terminated.
2025 Term Loan Credit Agreement
On April 30, 2025, the Company entered into a credit agreement (as amended, the 2025 Term Loan Credit Agreement) among the Company, as borrower, certain of our subsidiaries, as guarantors, each lender from time to time party thereto, and U.S. Bank National Association, as the administrative agent. In connection with the entry into the 2025 Revolving Credit Agreement described below, on July 30, 2025, the Company and lenders entered into an amendment to the 2025 Term Loan Credit Agreement to modify certain covenant baskets and other terms (including amendments to the leverage ratio definition) to conform to the 2025 Revolving Credit Agreement.
The 2025 Term Loan Credit Agreement has a maturity of two years and provides for a term loan of $750. Proceeds of the term loan were applied to pay down the Company’s U.S. commercial paper capacity and for other general corporate purposes, including working capital needs. During the second quarter of 2025, the Company made loan repayments of $130.
Borrowings under the 2025 Term Loan Credit Agreement, as amended, bear interest at an annual rate equal to, at the Company’s option, either (i) term secured overnight financing rate (Term SOFR) plus a margin ranging from 0.875% to 1.375%, or (ii) an alternate base rate plus a margin ranging from 0.0% to 0.375%, with the applicable margin determined by reference to the Company’s debt ratings set forth in the 2025 Term Loan Credit Agreement. The loans under the 2025 Term Loan Credit Agreement may be prepaid by the Company at any time, in whole or in part, without penalty or premium, subject to certain conditions.
The 2025 Term Loan Credit Agreement contains customary affirmative and negative covenants that, among other things, will limit or restrict our ability to: incur additional debt or issue guarantees; create certain liens; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; and liquidate or dissolve. Additionally, the 2025 Term Loan Credit Agreement requires us not to permit the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and other special, extraordinary, unusual, or non-recurring items (adjusted consolidated EBITDA) (leverage ratio) to exceed 3.50 to 1.00, with a qualified acquisition step up immediately following such qualified acquisition of 4.00 to 1.00 for four quarters, 3.75 to 1.00 for two quarters thereafter, and returning to 3.50 to 1.00 thereafter.
Total outstanding borrowings under the 2025 Term Loan Credit Agreement were $620.0, as of June 28, 2025. The following table provides the future maturities related to the outstanding balance as of June 28, 2025.

2025	—
2026	—
April 2027	$620.0
Total maturities	$620.0
Subsequent Events
On July 30, 2025, we terminated the 2021 Revolving Credit Agreement and replaced it with a new revolving credit facility consisting of a syndicate of third-party lenders including U.S. Bank National Association, as administrative agent (the 2025 Revolving Credit Agreement). The 2021 Revolving Credit Agreement was
ITT Inc. | Q2 2025 Form 10-Q | 21

terminated on July 30, 2025 with no outstanding balances remaining. The 2025 Revolving Credit Agreement matures in July 2030 and provides for an aggregate principal amount of up to $1,100. The 2025 Revolving Credit Agreement provides for a potential increase of commitment of up to $550 for a possible maximum of $1,650 in aggregate commitments at the request of the Company and with the consent of the institutions providing such increase of commitments.
The 2025 Revolving Credit Agreement contains customary affirmative and negative covenants that, among other things, will limit or restrict our ability to: incur additional debt or issue guarantees; create certain liens; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of all or substantially all of our assets and liquidate or dissolve. Additionally, the 2025 Revolving Credit Agreement requires us not to permit the ratio of (x) consolidated total indebtedness net of unrestricted cash in excess of $100 to (y) EBITDA (leverage ratio) to exceed 3.50 to 1.00, with a qualified acquisition step up immediately following such qualified acquisition of 4.00 to 1.00 for four quarters, 3.75 to 1.00 for two quarters thereafter, and returning to 3.50 to 1.00 thereafter.
Borrowings under the 2025 Revolving Credit Agreement bear interest at an annual rate equal to, at the Company’s option, either (i) Term SOFR plus a margin ranging from 0.785% to 1.150%, or (ii) an alternate base rate plus a margin ranging from 0.0% to 0.150%, with the applicable margin determined by reference to the Company’s debt ratings set forth in the 2025 Revolving Credit Agreement. There is a commitment fee under the 2025 Revolving Credit Agreement ranging from 0.090% to 0.225% of commitments under the 2025 Revolving Credit Agreements.
NOTE 15
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses in our Consolidated Condensed Statements of Operations. The following table summarizes our LTIP costs.

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Equity-based awards	$9.1	$6.7	$17.2	$13.7
Liability-based awards	0.8	0.6	1.5	1.3
Total share-based compensation expense	$9.9	$7.3	$18.7	$15.0
As of June 28, 2025, there was $61.3 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.2 years. Additionally, unrecognized compensation cost related to liability-based awards was $4.6, which is expected to be recognized ratably over a weighted-average period of 2.1 years.
Year-to-Date 2025 LTIP Activity (Equity-based Awards)
The majority of our LTIP awards are granted during the first quarter of each year and have three-year service periods. The majority of these awards either vest equally each year or at the completion of the three-year service period. During the six months ended June 28, 2025, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)	0.2	$135.77
Performance stock units (PSUs)	0.1	$145.00
During the six months ended June 28, 2025 and June 29, 2024, a nominal amount of non-qualified stock options were exercised resulting in proceeds of $0.6 and $0.2, respectively. During the six months ended June 28, 2025 and June 29, 2024, RSUs of 0.1 and 0.1, respectively, vested and were issued. During the six months ended June 28, 2025 and June 29, 2024, PSUs of 0.1 and 0.1 that vested on December 31, 2024 and 2023, respectively, were issued.
ITT Inc. | Q2 2025 Form 10-Q | 22

NOTE 16
CAPITAL STOCK
On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan). The following table summarizes our share repurchase activity during the three and six months ended June 28, 2025 and June 29, 2024, respectively.

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Shares repurchased and retired	3.0	0.6	3.7	0.6
Cost of share repurchases	$404.1	$79.0	$504.9	$79.0
There was $475 of remaining capacity left under the 2023 Plan as of June 28, 2025.
Separate from the open-market share repurchase program, the Company withholds shares of common stock in settlement of employee tax withholding obligations due upon the vesting of equity-based compensation awards. The following table summarizes Company share withholdings related to net shares settlement of stock incentive plans.

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Shares withheld for taxes related to net share settlement of stock incentive plans	—	—	0.1	0.1
Payments for taxes related to net share settlement of stock incentive plans	$0.4	$0.3	$13.4	$12.8

ITT Inc. | Q2 2025 Form 10-Q | 23

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
The following table provides a rollforward of our estimated environmental liability.

For the Six Months Ended	June 28, 2025	June 29, 2024
Environmental liability - beginning balance	$54.9	$56.0
Change in estimates for pre-existing accruals:
Continuing operations	0.2	0.3
Discontinued operations	2.0	—
Payments	(3.0)	(2.3)
Foreign currency	0.3	—
Environmental liability - ending balance	$54.4	$54.0
Environmental-related assets, including estimated recoveries from insurance providers and other third parties, were $9.1 and $8.1 as of June 28, 2025 and December 31, 2024, respectively.
The following table illustrates the reasonably possible high range of estimated liability and number of active sites.

As of the Period Ended	June 28, 2025	December 31, 2024
High-end estimate of environmental liability	$96.2	$95.9
Number of open environmental sites	26	26
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
ITT Inc. | Q2 2025 Form 10-Q | 24

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
Foreign Currency Derivative Contracts
The Company enters into foreign currency forward or option contracts to mitigate foreign currency risk associated with transacting with international customers, suppliers, and subsidiaries. The notional amounts and fair values of our outstanding foreign currency derivative contracts, which are recorded within Other current assets in our Consolidated Condensed Balance Sheets, were as follows:

As of the Period Ended	June 28, 2025	December 31, 2024
Notional amount (U.S. dollar equivalent)	$283.9	$155.8
Fair value of foreign currency derivative contracts(a)	$—	$2.9
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
Gains or losses arising from changes in fair value of our foreign currency derivative contracts are recorded within General and administrative expenses in our Consolidated Condensed Statements of Operations, and were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Loss/(gain) on foreign currency derivative contracts(a)	$2.7	$(1.2)	$(0.4)	$(3.4)
(a)    None of our derivative contracts were designated as hedging instruments under ASC 815 - Derivatives & Hedging.
The cash flow impact upon settlement of our foreign currency derivative contracts is included in operating activities in our Consolidated Condensed Statements of Cash Flows. During the six months ended June 28, 2025 and June 29, 2024, net cash inflows/(outflows) from foreign currency derivative contracts were $1.5 and ($3.5), respectively.
ITT Inc. | Q2 2025 Form 10-Q | 25

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
The assets acquired and liabilities assumed for the kSARIA acquisition were recorded at fair value and are shown in the table below, including adjustments to the preliminary purchase price during the six-months ended June 28, 2025. The impact to the current period income statement resulting from the adjustments was not material.

Allocation of Purchase Price	Preliminary 12/31/2024	YTD 2025 Adjustment	Preliminary 6/28/2025
Receivables	$26.7	$(0.3)	$26.4
Inventory	48.0	(7.9)	40.1
Plant, property and equipment	9.4	(0.1)	9.3
Goodwill(a)	244.3	2.8	247.1
Other intangible assets	185.1	—	185.1
Other assets	10.3	(0.3)	10.0
Accounts payable and accrued liabilities	(28.5)	(0.8)	(29.3)
Other liabilities	(30.5)	4.9	(25.6)
Contract liabilities	(3.0)	—	(3.0)
Net assets acquired	$461.8	$(1.7)	$460.1
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
ITT Inc. | Q2 2025 Form 10-Q | 26

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
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three and six months ended June 29, 2024, unless stated otherwise.
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
Global Macroeconomic Conditions
Tariff Pressures and Uncertainty
In early 2025, the U.S. government announced or extended tariffs on a range of imported goods, including certain industrial components and raw materials, as part of ongoing trade actions involving China and other countries. In response, a number of countries including China and several key U.S. trading partners implemented or expanded retaliatory tariffs on various U.S.-origin goods. While certain U.S. tariff rates were subsequently paused or reduced for a limited period under ongoing trade negotiations, the overall tariff environment remains fluid. These trade measures have contributed to increased volatility in global markets and heightened uncertainty regarding international trade policies. As a result, we are experiencing greater complexity and uncertainty in managing our cost structure, sourcing strategies and global supply chain. The tariffs have the potential to increase our input costs and may affect the pricing and competitiveness of some of our products, particularly those that rely on imported materials or components. While we have not experienced a material impact on our business to date, we are continuing to evaluate the situation and assess mitigation strategies, including supply chain adjustments and pricing actions. The ultimate impact of these tariffs on our operations and financial results is currently uncertain and will depend on the scope, duration, and potential expansion or expiration of the measures implemented.
Inflationary Pressures
Inflationary pressures, driven by factors such as supply chain disruptions and the ongoing Russia-Ukraine and broader Middle East conflicts, have continued into 2025 and have led to increased prices for energy and raw materials we use in our production processes, including commodities such as steel, oil, copper and tin. Recent escalations in the conflict involving Israel and Iran have contributed to heightened regional instability and volatility in global energy markets, further pressuring input costs. Additionally, the manufacturing industry continues to experience a skilled labor shortage, which has created difficulties in attracting and retaining factory employees and has resulted in higher labor costs. We have been able to offset most of these impacts through pricing actions and productivity savings, which we continue to pursue. Future impacts on our business and
ITT Inc. | Q2 2025 Form 10-Q | 27

financial results as a result of these conditions are not estimable at this time, and depend, in part, on the extent to which these conditions improve or worsen, which remains uncertain. For additional discussion of the risks related to global macroeconomic conditions, see Part I, Item IA, “Risk Factors” in our 2024 Annual Report.
EXECUTIVE SUMMARY
The following table provides a summary of key performance indicators for the second quarter of 2025 as compared to the second quarter of 2024.

Revenue	Operating Income	Operating Margin	EPS
$972	$175	18.0%	$1.52
7% Increase	10% Increase	40 bps Increase	5% Increase
Organic Revenue*	Adjusted Operating Income*	Adjusted Operating Margin*	Adjusted EPS*
$901	$179	18.4%	$1.64
4% Increase	9% Increase	30 bps Increase	10% Increase
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
Our second quarter 2025 results are summarized below:
•Revenue of $972.4 increased by $66.5 primarily driven by pump project shipments in IP; aerospace and industrial connectors demand and pricing actions in CCT; and strength in Friction original equipment and KONI rail demand in MT. In addition, revenue growth benefited from foreign currency translation of $17.4 and M&A activity provided a net benefit of $12.0, principally from the acquisition of kSARIA partially offset by the divestiture of Wolverine.
•Operating income of $175.1 increased by $15.4 primarily due to benefits from pricing actions, productivity savings, and higher volumes, including contributions from Svanehøj and kSARIA, which were partially offset by higher material and labor, unfavorable foreign currency transaction impacts, and temporary acquisition amortization.
•Income from continuing operations was $1.52 per diluted share, an increase of $0.07 as compared to the prior year, primarily due to higher operating income and a lower weighted-average share count, partially offset by the loss of earnings from the Wolverine divestiture in 2024 and higher interest and income tax expenses. Adjusted income from continuing operations was $1.64 per diluted share, an increase of $0.15 as compared to the prior year.
ITT Inc. | Q2 2025 Form 10-Q | 28

DISCUSSION OF FINANCIAL RESULTS

	Three Months Ended			Six Months Ended
For the	June 28, 2025	June 29, 2024	Change	June 28, 2025	June 29, 2024	Change
Revenue	$972.4	$905.9	7.3%	$1,885.4	$1,816.5	3.8%
Gross profit	346.8	316.8	9.5%	663.1	618.3	7.2%
Operating expenses	171.7	157.1	9.3%	337.1	308.7	9.2%
Operating income	175.1	159.7	9.6%	326.0	309.6	5.3%
Interest and non-operating expenses, net	10.9	5.6	94.6%	17.5	10.0	75.0%
Income tax expense	42.5	33.2	28.0%	77.7	66.1	17.5%
Net income attributable to ITT Inc.	$121.0	$119.7	1.1%	$229.4	$231.3	(0.8)%

Gross margin	35.7%	35.0%	70	bps	35.2%	34.0%	120	bps
Operating expense to revenue ratio	17.7%	17.3%	40	bps	17.9%	17.0%	90	bps
Operating margin	18.0%	17.6%	40	bps	17.3%	17.0%	30	bps
Effective tax rate	25.9%	21.5%	440	bps	25.2%	22.1%	310	bps
REVENUE
The following table illustrates the revenue derived from each of our segments.

For the Three Months Ended	June 28, 2025	June 29, 2024	Change	Organic Growth(a)
Motion Technologies	$365.7	$384.5	(4.9)%	3.0%
Industrial Process	355.9	330.7	7.6%	5.5%
Connect & Control Technologies	251.9	191.8	31.3%	4.5%
Eliminations	(1.1)	(1.1)
Total Revenue	$972.4	$905.9	7.3%	4.3%

For the Six Months Ended	June 28, 2025	June 29, 2024	Change	Organic Growth(a)
Motion Technologies	$711.8	$776.9	(8.4)%	1.7%
Industrial Process	689.2	664.6	3.7%	2.2%
Connect & Control Technologies	486.6	376.9	29.1%	2.9%
Eliminations	(2.2)	(1.9)
Total Revenue	$1,885.4	$1,816.5	3.8%	2.2%
(a)See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Motion Technologies
MT revenue for the three and six months ended June 28, 2025 decreased $18.8 and $65.1, respectively, primarily due to a loss of revenue of $42.2 and $81.7, respectively, as a result of the Wolverine divestiture. This decrease was offset by foreign currency translation of $13.0 and $4.6, respectively. Organic revenue for the three and six-month periods increased $10.4 and $12.0, respectively, due to strength in Friction original equipment and KONI rail shipments..
ITT Inc. | Q2 2025 Form 10-Q | 29

Industrial Process
IP revenue for the three months ended June 28, 2025 increased $25.2 due primarily to pump project growth, and pricing actions, $4.5 from acquisitions and $2.6 foreign currency translation. For the six months ended June 28, 2025, revenue grew $24.6, driven by pump projects and pricing and $13.9 from acquisitions offset by $3.9 foreign currency impact. Organic revenue for the three and six-month periods increased by $18.1 and $14.6, respectively.
Connect & Control Technologies
CCT revenue for the three and six months ended June 28, 2025 increased by $60.1 and $109.7, respectively, primarily due to the acquisition of kSARIA in September 2024, which contributed $49.7 and $97.8, respectively. Organic revenue for the three-month period increased by $8.6 driven by growth in aerospace and defense, inclusive of pricing actions. Organic revenue for the six-month period increased by $11.1, primarily due to growth in defense connectors, inclusive of pricing actions.
GROSS PROFIT
Gross profit for the three months ended June 28, 2025 and June 29, 2024 was $346.8 and $316.8, respectively, reflecting gross margins of 35.7% and 35.0%, respectively. Gross profit for the six months ended June 28, 2025 and June 29, 2024 was $663.1 and $618.3, respectively, reflecting gross margins of 35.2% and 34.0%, respectively. The increases in gross profit and margin for both periods were primarily driven by benefits from pricing actions, net savings from productivity and sourcing initiatives, partially offset by unfavorable sales mix.
OPERATING EXPENSES
The following table summarizes our operating expenses, including by segment.

	Three Months Ended			Six Months Ended
For the	June 28, 2025	June 29, 2024	Change	June 28, 2025	June 29, 2024	Change
General and administrative expenses	$85.7	$76.8	11.6%	$171.0	$148.3	15.3%
Sales and marketing expenses	57.0	50.6	12.6%	110.2	100.7	9.4%
Research and development expenses	29.0	29.7	(2.4)%	55.9	59.7	(6.4)%
Total operating expenses	$171.7	$157.1	9.3%	$337.1	$308.7	9.2%
Total operating expenses by segment:
Motion Technologies	$40.4	$44.5	(9.2)%	$79.1	$88.9	(11.0)%
Industrial Process	68.0	62.8	8.3%	135.6	118.5	14.4%
Connect & Control Technologies	45.7	36.5	25.2%	88.7	70.2	26.4%
Corporate & Other	17.6	13.3	32.3%	33.7	31.1	8.4%
General and administrative (G&A) expenses increased $8.9 and $22.7 for the three and six months ended June 28, 2025, respectively. The increases in both periods were primarily driven by higher incentive-based compensation and M&A-related professional service costs. The six-month period was impacted by higher restructuring expenses.
Sales and marketing expenses increased $6.4 and $9.5 for the three and six months ended June 28, 2025, respectively. The increases in both periods were primarily driven by the acquisition of kSARIA and higher selling expenses in IP, partially offset by the divestiture of the Wolverine business.
Research and development expenses decreased $0.7 and $3.8 for the three and six months ended June 28, 2025, respectively, primarily driven by the divestiture of Wolverine in the prior year and timing of R&D projects.
ITT Inc. | Q2 2025 Form 10-Q | 30

OPERATING INCOME
The following table summarizes our operating income and margin by segment.

	Three Months Ended			Six Months Ended
For the	June 28, 2025	June 29, 2024	Change	June 28, 2025	June 29, 2024	Change
Motion Technologies	$71.2	$71.2	—%	$138.8	$141.8	(2.1)%
Industrial Process	76.6	66.5	15.2%	140.1	131.0	6.9%
Connect & Control Technologies	44.9	35.4	26.8%	80.9	68.1	18.8%
Corporate and Other	(17.6)	(13.4)	31.3%	(33.8)	(31.3)	8.0%
Total operating income	$175.1	$159.7	9.6%	$326.0	$309.6	5.3%

Operating margin:
Motion Technologies	19.5%	18.5%	100	bps	19.5%	18.3%	120	bps
Industrial Process	21.5%	20.1%	140	bps	20.3%	19.7%	60	bps
Connect & Control Technologies	17.8%	18.5%	(70)	bps	16.6%	18.1%	(150)	bps
Consolidated operating margin	18.0%	17.6%	40		17.3%	17.0%	30	bps
MT operating income for the three and six months ended June 28, 2025 was flat and decreased $3.0, respectively, as the prior year divestiture of Wolverine and unfavorable foreign currency impacts were offset by benefits from productivity and higher volume.
IP operating income for the three and six months ended June 28, 2025 increased $10.1 and $9.1, respectively, primarily driven by benefits from pricing actions and net savings from productivity and higher volume. This increase was partially offset by the impact of unfavorable sales mix, higher restructuring expenses, and unfavorable foreign currency impacts.
CCT operating income for the three and six months ended June 28, 2025 increased $9.5 and $12.8, respectively, primarily driven by benefits from pricing actions, net savings from productivity, as well as contributions from kSARIA, partially offset by higher labor and material costs and strategic investments.
Other corporate costs for the three and six months ended June 28, 2025 increased $4.2 and $2.5, respectively, primarily due to higher incentive-based compensation costs and offset by foreign currency impacts.
INTEREST AND NON-OPERATING EXPENSES, NET
The following table summarizes our interest and non-operating income and expenses.

	Three Months Ended			Six Months Ended
For the	June 28, 2025	June 29, 2024	Change	June 28, 2025	June 29, 2024	Change
Interest expense	$12.6	$7.4	70.3%	$21.9	$15.1	45.0%
Interest income	(2.4)	(1.6)	50.0%	(4.1)	(3.4)	20.6%
Other non-operating income, net	0.7	(0.2)	(450.0)%	(0.3)	(1.7)	(82.4)%
Total interest and non-operating expenses, net	$10.9	$5.6	94.6%	$17.5	$10.0	75.0%
Total interest and non-operating expenses, net for the three and six months ended June 28, 2025 increased $5.3 and $7.5, respectively, primarily due to higher outstanding debt during the 2025 periods, partially offset by lower average interest rates on commercial paper borrowings.
ITT Inc. | Q2 2025 Form 10-Q | 31

INCOME TAX EXPENSE
The following table summarizes our income tax expense and effective tax rate (ETR).

	Three Months Ended				Six Months Ended
For the	June 28, 2025	June 29, 2024	Change		June 28, 2025	June 29, 2024	Change
Income tax expense	$42.5	$33.2	28.0%		$77.7	$66.1	17.5%
Effective tax rate	25.9%	21.5%	440	bps	25.2%	22.1%	310	bps
The effective tax rate (ETR) for the three and six months ended June 28, 2025 increased to 25.9% and 25.2% respectively, primarily related to the jurisdictional mix of earnings.
In October 2021, more than 135 countries and jurisdictions agreed to participate in a “two-pillar” international tax approach developed by the OECD, which includes establishing a global minimum corporate tax rate of 15 percent. The OECD published Tax Challenges Arising from the Digitalisation of the Economy — Global Anti-Base Erosion Model Rules (Pillar Two) in December 2021 and subsequently issued additional commentary and administrative guidance clarifying several aspects of the model rules. Since the model rules have been released, many countries have enacted Pillar Two-related laws, many of which became effective January 1, 2024 with additional laws effective January 1, 2025. As of June 28, 2025, the Company does not expect Pillar Two taxes to have a significant impact on its 2025 financial statements.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international) and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. At this time, the Company is in the process of reviewing the legislation in detail and evaluating its potential impacts. We will continue to monitor any forthcoming guidance and will assess the effects on our business as more information becomes available.
See Note 6, Income Taxes, to the Consolidated Condensed Financial Statements for further information.
ITT Inc. | Q2 2025 Form 10-Q | 32

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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We support our growth and expansion in markets outside of the U.S. through the enhancement of existing products and development of new products, increased capital spending, and potential foreign acquisitions. We look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We transfer cash between certain international subsidiaries and the U.S. when it is cost effective to do so. During the six months ended June 28, 2025, we had net cash distributions from foreign countries to the U.S. of $536.9. During the year ended December 31, 2024, we had net cash distributions from foreign countries to the U.S. of $230.4. The timing and amount of any additional future distributions will be evaluated based on our jurisdictional cash needs.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, several factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, we cannot provide any assurance as to what level of dividends, if any, will be paid in the future. In the second quarter of 2025, we declared a dividend of $0.351 per share for shareholders of record on June 2, 2025, which was a 10% increase from the quarterly dividends of $0.319 that were declared in 2024. Dividend payments during the six months ended June 28, 2025 amounted to $56.2.
From time to time, the Company may repurchase shares of its stock on the open market. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including remaining authorization under existing Board-approved share repurchase programs, the Company’s stock price, restrictions under the Company’s debt obligations, other uses for capital, the dilutive impact of shares issued during the period related to the Company’s long-term incentive plans, impacts on the value of remaining shares, and market and economic conditions. During the six months ended June 28, 2025, we spent $500.1 on open-market share repurchases under our share repurchase programs. During the six months ended June 29, 2024, we spent $79.0 on open-market share repurchases under our share repurchase programs. All repurchased shares are retired immediately following the repurchases. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding.
The following table presents our outstanding commercial paper borrowings.

	June 28, 2025	December 31, 2024
Commercial Paper Outstanding - U.S. Program	$—	$424.5
Commercial Paper Outstanding - Euro Program	445.4	—
Total Commercial Paper Outstanding	$445.4	$424.5
In the six months ended June 28, 2025, we borrowed under the European commercial paper program to partially refinance the Company’s U.S. commercial paper. The proceeds of the 2025 Term Loan Credit Agreement were used to refresh the U.S. commercial paper capacity and for other general corporate purposes. See Note 14, Debt, to the Consolidated Condensed Financial Statements for further information.
ITT Inc. | Q2 2025 Form 10-Q | 33

All outstanding commercial paper for both periods had maturity terms of less than three months from the date of issuance.
2021 Revolving Credit Agreement
On August 5, 2021, we entered into a revolving credit facility agreement with a syndicate of third-party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement matures in August 2026 and provides for an aggregate principal amount of up to $700 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, and (ii) letters of credit for a face amount of up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments by a minimum aggregate amount of $10 or any whole multiple of $1 in excess thereof. Borrowings under the credit facility are available in U.S. dollars, Euros, British pound sterling or any other currency that may be requested by us, subject to the approval of the administrative agent and each lender. We are permitted to request that lenders increase the commitments under the facility by up to $350 for a maximum aggregate principal amount of $1,050; however, this is subject to certain conditions and therefore may not be available to us. As of June 28, 2025 and December 31, 2024, we had no outstanding borrowings under the 2021 Revolving Credit Agreement.
As discussed in more detail below, on July 30, 2025, the 2021 Revolving Credit Agreement was terminated in connection with the Company’s entry into the 2025 Revolving Credit Agreement (as defined below). See Note 14, Debt, to the Consolidated Condensed Financial Statements for further information.
kSARIA Credit Agreement
On September 12, 2024, the Company entered into a credit agreement (the kSARIA Credit Agreement) among the Company, as borrower, each lender from time-to-time party thereto, and U.S. Bank National Association, as the administrative agent, sole lead arranger and sole bookrunner.
The kSARIA Credit Agreement had a maturity of three years and provided for a term loan of $464 which had been borrowed and was used to finance the Company’s acquisition of kSARIA on September 12, 2024. During the first quarter of 2025, the Company made loan repayments of $229, representing the remaining outstanding balance on the kSARIA Credit Agreement, and the kSARIA Credit Agreement was terminated. See Note 14, Debt, to the Consolidated Condensed Financial Statements for further information.
2025 Term Loan Credit Agreement
On April 30, 2025, the Company entered into a credit agreement (as amended, the 2025 Term Loan Credit Agreement) among the Company, as borrower, certain of our subsidiaries, as guarantors, each lender from time to time party thereto, and U.S. Bank National Association, as the administrative agent. The 2025 Term Loan Credit Agreement has a maturity of two years and provides for a term loan of $750. Proceeds of the term loan were applied to pay down the Company’s U.S. commercial paper capacity and for other general corporate purposes, including working capital needs. In connection with the entry into the 2025 Revolving Credit Agreement described below, on July 30, 2025, the Company and lenders entered into an amendment to the 2025 Term Loan Credit Agreement to modify certain covenant baskets and other terms (including amendments to the leverage ratio definition) to conform to the 2025 Revolving Credit Agreement.

The 2025 Term Loan Credit Agreement has a maturity of two years and provides for a term loan of $750. Proceeds of the term loan were applied to pay down the Company’s U.S. commercial paper capacity and for other general corporate purposes, including working capital needs.

Total outstanding borrowings under the Amended 2025 Term Loan Credit Agreement were $620.0, as of June 28, 2025.
Borrowings under the 2025 Term Loan Credit Agreement bear interest at an annual rate equal to, at the Company’s option, either (i) term secured overnight financing rate (Term SOFR) plus a margin ranging from 0.875% to 1.375%, or (ii) an alternate base rate plus a margin ranging from 0.0% to 0.375%, with the applicable margin determined by reference to the Company’s debt ratings set forth in the 2025 Term Loan Credit Agreement. The loans under the 2025 Term Loan Credit Agreement may be prepaid by the Company at any time, in whole or in part, without penalty or premium, subject to certain conditions.
The 2025 Term Loan Credit Agreement contains customary affirmative and negative covenants. See Note 14, Debt, to the Consolidated Condensed Financial Statements for further information.

ITT Inc. | Q2 2025 Form 10-Q | 34

2025 Revolving Credit Agreement

On July 30, 2025, we terminated the 2021 Revolving Credit Agreement and replaced it with a new revolving credit facility consisting of a syndicate of third-party lenders including U.S. Bank National Association, as administrative agent (the 2025 Revolving Credit Agreement). The 2021 Revolving Credit Agreement was terminated on July 30, 2025. The 2025 Revolving Credit Agreement matures in July 2030 and provides for an aggregate principal amount of up to $1,100. The 2025 Revolving Credit Agreement provides for a potential increase of commitment of up to $550 for a possible maximum of $1,650 in aggregate commitments at the request of the Company and with the consent of the institutions providing such increase of commitments.

Borrowings under the 2025 Revolving Credit Agreement bear interest at an annual rate equal to, at the Company’s option, either (i) Term SOFR plus a margin ranging from 0.785% to 1.150%, or (ii) an alternate base rate plus a margin ranging from 0.0% to 0.150%, with the applicable margin determined by reference to the Company’s debt ratings set forth in the 2025 Revolving Credit Agreement. There is a commitment fee under the 2025 Revolving Credit Agreement ranging from 0.090% to 0.225% of commitments under the 2025 Revolving Credit Agreements.

The 2025 Revolving Credit Agreement contains customary affirmative and negative covenants. See Note 14, Debt, to the Consolidated Condensed Financial Statements for further information.

Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash provided by or used in operating, investing, and financing activities from continuing operations.

For the Six Months Ended	June 28, 2025	June 29, 2024
Operating activities	$267.1	$215.5
Investing activities	(57.0)	(460.6)
Financing activities	(208.6)	213.8
Foreign exchange	27.5	(17.2)
Total net cash from continuing operations	$29.0	$(48.5)
Operating Activities
The increase in net cash from operating activities of $51.6 was primarily due to favorable working capital from timing of accounts receivable collections, higher customer advanced payments, and lower compensation payments in the current year.
Investing Activities
The decrease in net cash used in investing activities of $403.6 was mainly driven by the prior year acquisition of Svanehøj. Refer to Note 19, Acquisitions, to the Consolidated Condensed Financial Statements for further information.
Financing Activities
The change in net cash flows related to financing activities of $422.4 from a source of $213.8 during the prior year to a use of $208.6 during the six months of 2025 was primarily due to an increase of $421.8 in open-market share repurchases.
ITT Inc. | Q2 2025 Form 10-Q | 35

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
Reconciliations of revenue to organic revenue for the three and six months ended June 28, 2025 are provided below.

Three Months Ended June 28, 2025	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2025 Revenue	$365.7	$355.9	$251.9	$(1.1)	$972.4
Less: Acquisitions	—	4.5	49.7	—	54.2
Less: Foreign currency translation	13.0	2.6	1.8	—	17.4
2025 Organic revenue	$352.7	$348.8	$200.4	$(1.1)	$900.8
2024 Revenue	$384.5	$330.7	$191.8	$(1.1)	$905.9
Less: Divestitures	42.2	—	—	—	42.2
2024 Organic revenue	$342.3	$330.7	$191.8	$(1.1)	$863.7
Organic growth	$10.4	$18.1	$8.6		$37.1
Percentage change	3.0%	5.5%	4.5%		4.3%

Six Months Ended June 28, 2025
2025 Revenue	$711.8	$689.2	$486.6	$(2.2)	$1,885.4
Less: Acquisitions	—	13.9	97.8	—	111.7
Less: Foreign currency translation	4.6	(3.9)	0.8	—	1.5
2025 Organic revenue	$707.2	$679.2	$388.0	$(2.2)	$1,772.2
2024 Revenue	$776.9	$664.6	$376.9	$(1.9)	$1,816.5
Less: Divestitures	81.7	—	—	—	81.7
2024 Organic revenue	$695.2	$664.6	$376.9	$(1.9)	$1,734.8
Organic growth	$12.0	$14.6	$11.1		$37.4
Percentage change	1.7%	2.2%	2.9%		2.2%
ITT Inc. | Q2 2025 Form 10-Q | 36

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
Reconciliations of operating income to adjusted operating income (loss) for the three and six months ended June 28, 2025 and June 29, 2024 are provided below.

Three Months Ended June 28, 2025	Motion Technologies	Industrial Process	Connect & Control Technologies	Corporate	Total ITT
Operating income	$71.2	$76.6	$44.9	$(17.6)	$175.1
Restructuring costs	2.1	1.3	(0.2)	—	3.2
Acquisition-related costs	—	—	0.4	—	0.4
Other special items	0.5	(0.4)	—	0.2	0.3
Adjusted operating income	$73.8	$77.5	$45.1	$(17.4)	$179.0
Operating margin	19.5%	21.5%	17.8%	N/A	18.0%
Adjusted operating margin	20.2%	21.8%	17.9%	N/A	18.4%

Six Months Ended June 28, 2025
Operating income	$138.8	$140.1	$80.9	$(33.8)	$326.0
Restructuring costs	2.3	5.5	1.9	—	9.7
Acquisition-related costs	—	0.4	0.3	—	0.7
Other special items	1.2	0.5	—	0.2	1.9
Adjusted operating income	$142.3	$146.5	$83.1	$(33.6)	$338.3

Operating margin	19.5%	20.3%	16.6%	N/A	17.3%
Adjusted operating margin	20.0%	21.3%	17.1%	N/A	17.9%

Three Months Ended June 29, 2024	Motion Technologies	Industrial Process	Connect & Control Technologies	Corporate	Total ITT
Operating income	$71.2	$66.5	$35.4	$(13.4)	$159.7
Restructuring costs	1.6	1.6	0.7	—	3.9
Acquisition-related costs	—	0.7	—	—	0.7
Other special items	(0.4)	—	—	—	(0.4)
Adjusted operating income	$72.4	$68.8	$36.1	$(13.4)	$163.9

Operating margin	18.5%	20.1%	18.5%	N/A	17.6%
Adjusted operating margin	18.8%	20.8%	18.8%	N/A	18.1%

Six Months Ended June 29, 2024
Operating income	$141.8	$131.0	$68.1	$(31.3)	$309.6
Restructuring costs	2.1	2.1	1.6	—	5.8
Acquisition-related costs	—	4.4	—	—	4.4
Other special items	(0.2)	—	—	—	(0.2)
Adjusted operating income	$143.7	$137.5	$69.7	$(31.3)	$319.6

Operating margin	18.3%	19.7%	18.1%	N/A	17.0%
Adjusted operating margin	18.5%	20.7%	18.5%	N/A	17.6%

ITT Inc. | Q2 2025 Form 10-Q | 37

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
Reconciliations of adjusted income from continuing operations attributable to ITT to income from continuing operations attributable to ITT and adjusted income from continuing operations attributable to ITT per diluted share to income from continuing operations attributable to ITT per diluted share (EPS) for the three and six months ended June 28, 2025 and June 29, 2024 are provided below. Per share amounts are reported in ones and may not calculate due to rounding.

	June 28, 2025		June 29, 2024
For the Three Months Ended	Income from Continuing Operations	EPS	Income from Continuing Operations	EPS
Reported	$121.0	$1.52	$119.7	$1.45
Restructuring costs	3.2	0.04	3.9	0.04
Acquisition-related costs	0.4	0.01	0.7	0.01
Other pre-tax special items	0.3	0.01	(0.4)	—
Net tax benefit of pre-tax special items	(1.2)	(0.02)	(0.9)	(0.01)
Other tax-related special items(a)(b)	6.6	0.08	—	—
Adjusted	$130.3	$1.64	$123.0	$1.49

	June 28, 2025		June 29, 2024
For the Six Months Ended	Income from Continuing Operations	EPS	Income from Continuing Operations	EPS
Reported	$229.4	$2.85	$231.3	$2.80
Restructuring costs	9.7	0.12	5.8	0.08
Acquisition-related costs	0.7	0.01	4.4	0.05
Other pre-tax special items	1.9	0.02	(0.2)	—
Net tax benefit of pre-tax special items	(2.7)	(0.03)	(2.2)	(0.03)
Other tax-related special items(a)(b)	9.8	0.12	1.7	0.02
Adjusted	$248.8	$3.09	$240.8	$2.92
(a)The three and six months ended June 28, 2025 include tax expense on distributions of non-U.S. income of $4.3 and $3.6, tax expense on undistributed foreign earnings of $0.9 and $3.4, and other tax expense special items of $1.4 and $2.8, respectively.
(b)The three months ended June 29, 2024 included a tax benefit to record a net operating loss deferred tax asset related to a prior year acquisition of $(2.0), tax expense on distributions of non-U.S. income of $1.0, and other tax-related special items of $1.0. The six months ended June 29, 2024 included expense (benefits) from tax on undistributed foreign earnings of $2.4, a tax benefit to record a net operating loss deferred tax asset related to a prior year acquisition of $(2.0), and other tax special items of $1.3.

ITT Inc. | Q2 2025 Form 10-Q | 38

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
ITT Inc. | Q2 2025 Form 10-Q | 39

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
As of June 28, 2025, there was $475 of remaining capacity under the 2023 Plan.
Share repurchase activity during the three months ended June 28, 2025 is shown in the table below.
Purchases of equity securities by the issuer and affiliated purchasers

PERIOD	TOTAL NUMBER OF SHARES PURCHASED(1)(3)	AVERAGE PRICE PAID PER SHARE(2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(3)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
3/30/2025 - 4/26/2025	1,871,600	$128.59	1,871,600	$606
4/27/2025 - 5/24/2025	1,135,841	$140.28	1,135,841	$475
5/25/2025 - 6/28/2025	—	$—	—	$475
(1)Excludes shares withheld in settlement of employee tax withholding obligations due upon the vesting of restricted stock unit and performance stock unit awards.
(2)Average price paid per share is calculated on a settlement basis and excludes commissions.
(3)Amounts are in whole numbers.

ITT Inc. | Q2 2025 Form 10-Q | 40

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITT Inc. | Q2 2025 Form 10-Q | 41

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were 2.2 million Euros and 1.5 million Euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of 1.3 million Euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through June 28, 2025, however, Bornemann did pay fees of approximately 3 thousand Euros during the six months ended June 28, 2025 and annual fees of 7 thousand Euros during 2024 to the German financial institution which is maintaining the Bond.
Rule 10b5-1 Trading Plans
During the three months ended June 28, 2025, the following executive officer adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K):
Luca Savi, the Company’s CEO and President, entered into a Rule 10b5-1 trading arrangement (the “Rule 10b-5 Plan”) on June 2, 2025, that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The Rule 10b-5 Plan provides for the sale, subject to certain price limits, of up to 40,282 shares of the Company’s common stock. Mr. Savi entered into the plan to facilitate his purchase of a new personal residence near the Company’s headquarters. The Rule 10b-5 Plan has a trading effective date of September 1, 2025, and no sales may occur before that date. Mr. Savi’s Rule 10b-5 Plan will expire on December 2, 2025, unless terminated earlier pursuant to the terms of the Rule 10b-5 Plan. If all shares are sold pursuant to the Rule 10b-5 Plan, Mr. Savi will continue to satisfy the Company’s executive stock ownership guidelines.
No other director or executive officer of the Company adopted, modified, or terminated a trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1(c) under the Exchange Act or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, during the three months ended June 28, 2025.
2025 Revolving Credit Agreement
On July 30, 2025, we terminated the 2021 Revolving Credit Agreement and replaced it with a new revolving credit facility consisting of a syndicate of third-party lenders including U.S. Bank National Association, as administrative agent (the 2025 Revolving Credit Agreement). For more information regarding the 2025 Revolving Credit Agreement, see Note 14, Debt — Subsequent Events to the Consolidated Condensed Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — 2025 Revolving Credit Agreement of this Quarterly Report on Form 10-Q. The 2021 Revolving Credit Agreement was terminated on July 30, 2025 with no outstanding balances remaining.
In connection with the entry into the 2025 Revolving Credit Agreement, on July 30, 2025, the Company and lenders entered into an amendment to the 2025 Term Loan Credit Agreement to modify certain covenant baskets and other terms (including amendments to the leverage ratio definition) to conform to the 2025 Revolving Credit Agreement.
ITT Inc. | Q2 2025 Form 10-Q | 42

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

(10.1)*	Annual Compensation of Non-Employee Directors

(10.2)	Credit Agreement, dated July 30, 2025, among ITT Inc. and Other Parties Signatory Thereto

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Condensed Financial Statements, and (vii) Cover Page

(104)	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in Inline XBRL (included in Exhibit 101).
    * Management compensatory plan
ITT Inc. | Q2 2025 Form 10-Q | 43

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ CHERYL DE MESA GRAZIANO
Cheryl de Mesa Graziano
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
July 31, 2025
ITT Inc. | Q2 2025 Form 10-Q | 44