Form 10-K
period 2025-12-31
ITT INC.
filed 2026-02-09
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from_____ to _____
Commission File No. 001-05672

ITT INC.

Indiana	81-1197930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Washington Boulevard	06902
6th Floor, Stamford, CT	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑   No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of common stock of the registrant held by non-affiliates of the registrant on June 30, 2025 was approximately $12.2 billion. As of February 6, 2026, there were 86.0 million shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2026 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the "SEC"). The SEC maintains a website at www.sec.gov on which you may access our SEC filings. In addition, we make available free of charge at investors.itt.com copies of materials we file with, or furnish to, the SEC as soon as reasonably practical after we electronically file or furnish these reports, as well as other important information that we disclose from time to time. In addition, in certain sections of this Annual Report on Form 10-K we refer readers to additional information that is contained on our website, or that can be accessed through our website. The information on our website, including the materials we are specifically referencing, do not constitute a part of this Annual Report on Form 10-K. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website.
Our corporate headquarters is located at 100 Washington Boulevard, 6th Floor, Stamford, Connecticut 06902 and the telephone number of this location is (914) 641-2000.
FORWARD-LOOKING AND CAUTIONARY STATEMENTS
Some of the information included herein includes forward-looking statements within the meaning of the Securities Exchange Act of 1933, and the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather represent only a belief regarding future events based on current expectations, estimates, assumptions and projections about our business, future financial results, the industry in which we operate, and other legal, regulatory and economic developments. These forward-looking statements include, but are not limited to, future strategic plans, statements regarding closing of the acquisition of SPX FLOW, Inc. ("SPX FLOW") and the payment of the purchase price, the debt financing, the impact of the acquisition on ITT, expected cost synergies of the acquisition, and other statements that describe the company’s business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future events and future operating or financial performance.
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
Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:
•potential delays in consummating the pending acquisition of SPX FLOW;
•our ability to integrate the operations of SPX FLOW in a successful manner and in the expected time period;
•the possibility that any of the anticipated benefits and projected synergies of the pending acquisition of SPX FLOW will not be realized or will not be realized on the anticipated terms within the expected time period;
•the occurrence of any event, change, or other circumstance that could give rise to the termination of the purchase agreement for the pending acquisition of SPX FLOW;
•the effect of the pendency or completion of the pending acquisition of SPX FLOW on the parties' business relationships and business generally;
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
•impacts and risk of liabilities from recent mergers, acquisitions, or venture investments, including the pending acquisition of SPX FLOW, and past divestitures and spin-offs;
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
•failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, export controls and trade sanctions; and
•risk of product liability claims and litigation.
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
(Amounts reported in this Annual Report on Form 10-K, except per share amounts, are stated in millions unless otherwise specified. References herein to "ITT," the "Company," and such words as "we," "us," and "our" include ITT Inc. and its subsidiaries on a consolidated basis, unless the context otherwise indicates.)
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

2025 COMPANY SNAPSHOT
• $3.9 billion of sales across approx. 125 countries	• Approx. 11,600 employees in 38 countries
• Global presence with 65% of revenue outside the U.S.	• Balanced and diversified portfolio
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

OUR KEY BRANDS
MT	• ITT Friction TechnologiesTM	• KONI®	• NovitekTM
• Axtone®
IP	• Goulds PumpsTM	• Bornemann®	• Svanehøj®
	• PRO Services®	• Rheinhütte Pumpen®
	• Engineered Valves®	• HabonimTM
CCT	• Cannon®	• VEAM®	• BIW Connector Systems®
	• Aerospace Controls	• Enidine®	• Compact AutomationTM
	• kSARIA®	• Micro-ModeTM
Sustainability
Sustainable practices play an essential role in our business and are firmly rooted in how we conduct our operations and in our daily business decisions. Our products, manufacturing processes and innovations reflect our drive to help make our operations and the communities we serve more sustainable. We believe ingraining these priorities into our strategy will drive long-term growth and shareholder value, help our customers meet their sustainability goals and, furthermore, is simply the right thing to do. Our environmental initiatives fall into three categories:
▪Development of innovative products that help enable customers to operate more efficiently, reduce total cost of ownership and produce environmentally friendly technologies and processes;
▪Investment in technologies and processes to reduce CO2 emissions, waste sent to landfills, water usage and increase our energy supply security through solar installations; and
▪Decrease harmful emissions through our Reduce–Avoid–Offset framework, in which we seek to reduce our carbon footprint and commit to using renewable energy sources.
We are proud of the strides we have made with respect to our sustainability efforts to date and will continue looking for ways to improve upon these efforts to help bring additional value to our employees, customers, communities and businesses. ITT's sustainability results, strategy and initiatives are discussed further in our 2025 SustainabilITTy Update, which can be found on our website at www.itt.com/sustainability. This report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.
Environmental Regulations
We are subject to stringent federal, state, local, and foreign environmental laws and regulations concerning air emissions, water discharges and waste disposal. In the U.S., these include, but are not limited to, the Federal Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. We closely monitor our environmental responsibilities, together with trends in environmental laws. As a result of ITT's ongoing compliance and diligence efforts, ITT's environmental liabilities are, for the most part, not associated with current operating facilities (only two of ITT's 26 locations with current environmental obligations are associated with active operating sites). Additionally, ITT continues to reduce the number of ongoing matters.
Separate from our Reduce–Avoid–Offset framework, we have established an internal program to assess compliance with applicable environmental requirements at our facilities. The program is designed to identify problems in a timely manner, correct potential deficiencies and maintain continued regulatory compliance. We also conduct environmental due diligence during mergers and acquisitions.
Environmental laws and regulations are subject to change, and the nature and timing of such changes, if any, is difficult to predict. To minimize our exposure, we have purchased insurance protection against certain environmental risks arising from our business activities. As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluation of environmental exposures, it is not possible to reasonably predict the outcome of these uncertainties or any resulting impact on our financial statements.
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
As of December 31, 2025, we had approximately 11,600 employees located in 38 countries, including approximately 3,300 employees in the U.S. As of December 31, 2025, approximately 5% of our U.S. employees are represented by unions. No one unionized facility in the U.S. accounted for more than 10% of ITT's total revenues. In addition, many of our employees outside the U.S. are covered by collective agreements or represented by works councils or other groups. We continually focus on building strong relationships with our employees, and we have not experienced any material strikes or work stoppages in the past several years.
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
Higher Performance Culture & Inclusive Meritocracy
At ITT, fostering a high-performance culture and inclusive meritocracy is core to our values and critical to our success as a company. We are committed to cultivating an environment where varied ideas and perspectives drive engagement, innovation, and better business outcomes. By creating a culture that supports our employees and recognizes merit, we positively impact the performance of our people and the global communities in which we operate. We align our efforts to our strategic workplace goals by building an environment where all ITTers feel empowered to fully engage, achieve their potential, and share ideas freely. We believe our success is fueled by variety of thought, collaboration, and continuous learning from each other’s ideas and experiences. By fostering an inclusive meritocracy, we position ourselves for sustained success in the global marketplace and the creation of long-term value for all stakeholders. Our most recent Employment Information Report (EEO-1 report) is available at www.itt.com/our-people/eeo-1-report, where we will also post our 2025 EEO-1 report when it becomes available. This report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.
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
Compensation and Benefits
We provide flexible compensation and benefits programs to help meet the needs of our employees and their families. In addition to base salaries, we offer numerous benefits for eligible employees, including annual bonuses, stock awards, an employee stock purchase plan for employees in the U.S., a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, flexible work schedules, retirement benefits, employee assistance programs and tuition reimbursement. ITT’s pay and recognition practices leverage data to ensure our employees receive competitive, equitable salaries supported by evaluations of roles, experience, performance and union or works council agreements in select areas. Our variable incentive plans reinforce pay for performance and our strong belief in meritocracy. The majority of our employees are eligible for either a performance-based bonus or a statutory profit-sharing payment. The bonus plans align employee compensation with financial or operational results and individual performance. With respect to stock awards, we have used discretionary equity-based grants with time-based vesting conditions to facilitate the retention of key personnel, particularly executives and those identified as high-performing talent.

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
Friction also manufactures aftermarket brake pads designed for the automotive service and repairs market. This market consists of both OE dealers, also referred to as original equipment service (OES) networks, and independent aftermarket networks. Brake pads sold within the OES network generally match the specifications of an original auto platform OE brake pad and are sold either directly to OEMs or to Tier-1 brake manufacturers, such as Aumovio SE, or indirectly through independent distributor channels. Our catalog of pads sold in independent aftermarket networks features technology designed to provide a range of braking performance levels.
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
ITT's long-time customer, Continental AG, completed the spin-off of its automotive group sector in September 2025, resulting in the establishment of Aumovio SE ("Aumovio") as an independent, publicly traded company listed on the Frankfurt Stock Exchange. Following the spin-off, Aumovio is ITT's largest customer. Combined sales to Aumovio and Continental AG during 2025 represented 17% of MT's revenue, and approximately 6% of ITT's total revenue. Automaker requests to use ITT brake pads in their Aumovio-produced braking systems (calipers) typically represents approximately 50% of MT's OE revenue from Aumovio. These automaker requests are generally formalized through supply agreements signed directly between MT and the automakers. The remainder of MT's sales to Aumovio is through a long-term agreement to supply Aumovio with aftermarket parts.
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
Industrial Process (IP)
The Industrial Process segment is an OEM and an aftermarket parts and service provider of industrial pumps, valves, plant optimization and remote monitoring systems and services. IP's products serve an extensive base of customers ranging from large multi-national companies and engineering, procurement and construction (EPC) firms to regional distributors and various other end-users. IP's customers operate in global infrastructure and natural resource markets such as energy, chemical and petrochemical, pharmaceutical, general industrial, marine, mining, pulp and paper, food and beverage, power generation and biopharmaceutical. IP's marketplace-recognized brands include Goulds PumpsTM, Bornemann®, Rheinhütte Pumpen®, Engineered Valves®, PRO Services®, HabonimTM, and Svanehøj®.

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
Aftermarket
Our aftermarket solutions, which represented approximately 40% of IP's revenue in 2025, provide customers with replacement parts, services and plant optimization solutions that reduce total cost of ownership of pumps and rotating equipment, and cryogenic applications for the marine sector.
Svanehøj
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
Cable Assembly Products
In September 2024, ITT acquired kSARIA Parent, Inc. (kSARIA), a leading producer and supplier of mission-critical connectivity solutions for the defense and aerospace end markets. kSARIA produces highly engineered cable assemblies for avionics, sensors, communications and networking applications that are highly complementary to ITT’s existing connector portfolio. Brands include kSARIA, Compulink, The Charles E. Gillman Company, TopFlite Components, and Co-Operative Industries Aerospace and Defense (CIA&D).
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
Other Information
CCT has a global production footprint, including facilities in the United States, Mexico, Germany, Italy, China and Japan, which provide close geographic proximity to key customers. CCT competes with a large number of companies in highly fragmented industries, ranging from large public multi-national corporations to small privately-held local firms, depending on the product line and region. CCT's ability to compete successfully depends upon numerous factors including quality, price, lead time, performance, brand recognition, customer service, innovation, application expertise and previous installation history. In addition, collaboration with customers to deliver a wide range of product offerings has allowed CCT to compete effectively, to cultivate and maintain strong customer relationships and to expand into new markets. CCT products are sold directly and indirectly through numerous channels, including distributors. CCT has long-lasting relationships with distributors, as many have been selling certain CCT products for decades. Sales to distributors represented approximately 20% of CCT's 2025 revenue.

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
Our operating results are generally exposed to fluctuations in the prices and supply constraints of raw materials and commodities due to inflation, supply chain disruptions, foreign currency fluctuations, geopolitical changes, and tariffs imposed by the U.S. and other countries. We continually monitor the business conditions of our supply chain to maintain our market position and to avoid potential supply disruptions. In 2025, while fluctuations occurred due to the factors previously referenced, we are mitigating to avoid customer disruptions with a region-for-region approach, where possible. Because of the rising demand for raw materials globally, we have experienced increases in prices and delays in supply, particularly in the first half of the year, which impacted our financial results. We have been able to mitigate the impact of this inflation via fixed-price supply contracts with suppliers, price increases to customers and productivity savings. We typically acquire materials and components through a combination of blanket and scheduled purchase orders to support our materials requirements for an average of four to eight weeks, except for some specialty materials. In limited circumstances, we may have to obtain scarce components for higher prices on the spot market, which may have a negative impact on our results. We also acquire certain inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. We evaluate hedging opportunities to mitigate or minimize the risk of margin erosion resulting from the volatility of commodity prices. The challenges associated with supply chain disruptions, geopolitical disruptions, and inflation are expected to continue in 2026, and we are unable to reasonably predict when they will be resolved. As a result, we cannot provide assurance that we will not be adversely affected by materials price volatility or the availability of supplies to meet customer demand in the future.
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
Research and Development
Research and Development (R&D) is key to our strategy and is generally focused on the design of highly engineered critical components that operate in harsh environments. Our R&D teams develop competitive products to address our customers' needs in the markets we serve. In addition, we work closely with our customers to engineer solutions to fit their particular applications, thus enabling our customers to achieve their goals. For example, during 2025, we continued to invest in VIDAR®, a state-of-the-art variable speed motor that eliminates the need for mechanical controls, reduces energy consumption and CO₂ output and ensures that flow controls are more precise. Additionally, our Friction brake pad business, a global leader in braking technologies, continues to develop new brake pad formulations for electric and hybrid vehicles, as well as ground-breaking innovations for low-emission braking technology. This includes the Geo-Pad, a greener brake pad using a proprietary inorganic green binder that delivers superior performance and reduces environmental impact. In Connect & Control Technologies, we advanced several connector and cable‑assembly development programs, including new high‑reliability and fiber‑optic solutions supporting recent aerospace and defense awards. These innovations enhance signal integrity, withstand extreme environmental conditions, and address growing demand for higher‑speed data transmission in mission‑critical systems. We believe R&D is a source of competitive advantage and we continue to invest approximately 3% of revenue annually, in new product innovation and other R&D efforts.
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
We continue to grow our core businesses and enhance the ITT portfolio further through mergers and acquisitions, reshaping the portfolio towards attractive pump applications and defense and aerospace interconnect markets, while reducing our automotive exposure.
In December 2025, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with LSF11 Redwood Parent, L.P. (the "Seller"), LSF11 Redwood TopCo LLC (the "Target") and ITT Industries Holdings, Inc., our wholly owned subsidiary, to acquire SPX FLOW, (the "Acquisition"), a subsidiary of the Target and a leading provider of pumps, valves, mixers, aftermarket services, and other flow and process solutions, for an aggregate purchase price of approximately $4,775 payable at closing of the Acquisition, comprised of $4,075 in cash and 3,839,824 shares of our common stock, subject to customary closing conditions, including regulatory approvals. We expect the Acquisition to add critical equipment and adjacent flow and process technologies that extend our capabilities to address complex customer challenges across a wide variety of key growth markets, including food & beverage, personal care, industrial, chemical, energy and mining. As part of the Acquisition, we will add approximately 3,800 employees to our workforce. Upon closing of the Acquisition, we expect SPX FLOW will form part of our Industrial Process segment.
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
Adverse global macroeconomic conditions, including due to heightened geopolitical tensions, inflation, slowing growth or a recession, currency fluctuations, new or increased tariffs or barriers to trade, tighter credit, higher interest rates, union strikes, and higher unemployment rates can negatively impact customer confidence, spending, and demand for our products and services. In addition, these conditions can negatively impact our customers and suppliers. A downturn in the economic environment can also lead to increased credit and collectability risk or slower collection on the Company's trade receivables, increased bankruptcy risk amongst our suppliers, the failure of derivative counterparties or other financial institutions, limitations on the ability of the Company to issue new debt, reduced liquidity, declines in the fair value of the Company's financial instruments, and increased impairment risk for the Company's goodwill and intangible assets. We have experienced and, in the future, may continue to experience volatility in revenues, operating results and profitability primarily as a result of these uncertain global macroeconomic conditions.
Our business has been, and may continue to be, adversely affected by raw material price volatility, a limited number of suppliers and the inability of suppliers to meet quality and delivery requirements.
Our business relies on third-party suppliers for raw materials, components and contract manufacturing services to produce our products. Commodity prices and the prices for other raw materials necessary for production have fluctuated, and may continue to fluctuate, which represent a potential risk for our financial results. We are not always able to pass along raw material and component price increases to our customers which has impacted, and may continue to impact, our sales growth and profitability.
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
We regularly review our portfolio of businesses and pursue growth through the acquisition of other companies, assets and product lines that either complement or expand our existing businesses. For example, on December 4, 2025, we entered into the Purchase Agreement for the acquisition of SPX FLOW, which remains subject to the satisfaction or waiver of customary closing conditions, including regulatory approvals. Refer to Note 22, Acquisitions, Investments, and Divestitures, for further information regarding acquisitions and investments made during the year and the pending acquisition of SPX FLOW. In addition, from time to time, we make minority investments in other early-stage companies, and we risk losing part or all of our capital in any such investment. Although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses we acquire, a level of risk remains regarding the actual operating condition of these businesses. Until we actually assume operating control of these businesses and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of, or challenges facing, the acquired businesses and their operations. Acquisitions, including the pending acquisition of SPX FLOW, involve a number of risks and present financial, managerial and operational challenges that could have a material adverse effect on our reputation, financial results and business. These include the possibility that:
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
The manufacturing industry is currently experiencing a skilled labor shortage. This shortage has created difficulties for the Company in attracting and retaining factory employees, in meeting customer demand and in controlling labor costs. We currently have a significant number of open positions, and we expect this to remain so in 2026. A failure to attract or retain engineering and other highly skilled personnel could adversely affect our operating results, our ability to deliver products and services to our customers and our ability to grow our business. Our future success will continue to depend, to a significant extent, on our ability to attract or retain engineers, senior management, our skilled labor source and other key personnel, which will depend on our ability to offer competitive compensation, training, flexibility and other benefits that our current and prospective employees desire.

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
Obtaining, maintaining and enforcing our proprietary rights is another factor that is critical to the success of our business and our ability to remain competitive. For certain products and manufacturing processes, we rely on patents, trademarks, trade secrets, non-disclosure agreements and other contracts to protect these rights. These contracts may be breached or may not prevent competitors from independently developing or selling similar products. In addition, during the normal course of business, we could unintentionally infringe or violate the proprietary rights of others. Intellectual property litigation could be time consuming for management and could result in significant legal expenses to either pursue claims against others, or to defend ourselves. If we are unable to protect our patents, trademarks, or other proprietary rights, or if we infringe or violate the rights of others, our ability to remain competitive could be adversely impacted.
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

The integration of artificial intelligence ("AI") into our engineering and manufacturing processes could amplify cybersecurity risks, including unauthorized access to proprietary data and disruption of production systems. AI usage can expand our attack surface and increase the sensitivity and volume of data processed. Threat actors may exploit AI systems (including generative models) to enable more sophisticated phishing, deepfake social engineering, and automated vulnerability discovery. In addition, we depend on third-party AI tools, cloud platforms, and model providers; deficiencies in those vendors’ security, privacy, or model governance could create risks we cannot fully control. The unavailability of our information technology systems, the failure of these systems to perform as anticipated for any reason, or any significant breach of security could cause significant disruption to our business or could result in decreased performance and increased costs.
We continue to monitor data security regulations in the jurisdictions in which we operate. The processing and storage of certain information is increasingly subject to privacy and data security regulations, and many such regulations are country specific. The interpretation and application of data protection laws in the U.S., Europe, China, and elsewhere are uncertain, evolving and may be inconsistent across jurisdictions. Compliance with these various laws may be onerous and require us to incur substantial costs or to change our business practices in a manner that adversely affects our business, while failure to comply with such laws may subject us to substantial penalties.
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
We may face risks related to the use of Artificial Intelligence and Generative AI technologies
We may leverage machine learning (“ML”) and artificial intelligence (“AI”), including generative AI (“GenAI”), in our business to improve efficiency and innovation within our operations. This may introduce risks related to cybersecurity, data integrity, and inadvertent misuse, as well as ethical and social concerns. While we have implemented governance measures, including a GenAI Governance Committee and restrictions limiting usage to approved enterprise-level tools, these controls may not fully address risks associated with rapidly evolving technologies, provider practices, and competitive adoption. Controls related to AI lifecycle management—covering data stewardship, bias detection, reliability testing, human oversight, incident response, and decommissioning are evolving and may not mitigate all risks. Failure to implement effective AI observability, traceability, and post-deployment monitoring could impair our ability to detect and remedy issues promptly.
AI algorithms may be flawed or biased, and datasets used to train AI systems may be insufficient, unlawfully obtained, or contain personal or protected information without proper rights. These issues could lead to inaccurate or discriminatory outputs, infringement of intellectual property or data privacy rights, and other legal or regulatory violations, as well as adversely affect our business, financial condition, and results of operations. Furthermore, our competitors or other third parties may incorporate AI into their operational processes more quickly or more successfully than us, which could have a material adverse effect on our competitive position, reputation, and operations.
Agentic AI systems are tools capable of autonomously initiating tasks, making decisions, or executing multi-step actions without direct human prompting, which may introduce additional operational, security, and compliance risks. These systems could take actions outside intended business parameters, propagate errors at scale, or interact with internal and external systems in unanticipated ways, increasing the likelihood of operational disruptions or regulatory exposure. Agentic AI may also heighten risks related to model alignment, permissions design, and dependency on third party control mechanisms, any of which may fail to function as expected. If agentic AI systems behave unpredictably, are misconfigured, or are exploited by malicious actors, they could result in unauthorized transactions, data leakage, safety incidents, or other adverse impacts. If we are unable to effectively govern or oversee these autonomous capabilities, we could experience material and negative affects to our business, reputation, financial condition, and results of operations.
The legal, regulatory, and compliance environments surrounding the design and use of AI technology at the federal, state, and international levels are evolving and complex. For example, the European Union’s Artificial Intelligence Act establishes obligations based on risk classifications, and U.S. federal and state agencies continue to introduce new frameworks governing AI. Compliance with these evolving regulations could entail significant costs and negatively affect our business. Additionally, AI-related changes may disrupt our industry, lower barriers to entry, and increase competition from larger or better-funded companies with more advanced AI capabilities. If our AI initiatives fail to deliver anticipated benefits or if we cannot adapt to evolving customer expectations, regulatory requirements, or competitive pressures, our business, reputation, financial condition, and results of operations could be materially and adversely affected.
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
Sales to Aumovio SE, a supplier to the automotive industry and ITT's largest customer, were approximately 6% of our total revenue in 2025. Requests by automakers to use ITT brake pads in their Aumovio produced braking systems (calipers) typically account for approximately half of MT's revenue from Aumovio. These automaker requests are generally formalized through supply agreements signed directly between MT and the automakers. The remainder of MT's sales to Aumovio in 2025 was generated from a 10-year agreement to supply Aumovio with aftermarket parts, which is effective through December 31, 2033, although there can be no assurance that we are able to retain this customer's business in the future. The loss of this customer, or a reduction in this customer's market share could have a material adverse effect on our business, results of operations or financial condition.
Due to our operations and sales outside of the U.S., we are subject to inherent business risks, including the imposition of tariffs, which may adversely affect our financial results.
Our international operations, including U.S. exports, comprise a growing portion of our operations and are a strategic focus for continued future growth. We have sales in emerging markets such as Mexico, South America, China, and the Middle East. In 2025, approximately 65% of our total sales were to customers operating outside of the United States. Our sales from international operations and export sales are subject to varying degrees of risks inherent in doing business outside of the United States. These risks include the following:
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
Over the last several years the U.S. government has undertaken a series of actions to increase tariffs on certain goods imported into the U.S., particularly from China and other key trading partners. In early 2025, the U.S. government announced or extended tariffs on a range of imported goods, including certain industrial components and raw materials, as part of ongoing trade actions. In response, several countries, including China, announced or implemented retaliatory tariffs on goods exported from the United States. These reciprocal trade measures have contributed to increased uncertainty in global trade policy and supply chain dynamics. Prior tariffs have negatively impacted demand for our products as well as the cost of certain parts and materials that we purchase from vendors located overseas, particularly in China. Although we have been mitigating, and will continue attempting to mitigate, the impact of tariffs by supplier and customer negotiations, diversification strategies and pricing actions, there can be no assurance that our mitigation actions will be effective. At this time, it remains unclear what further measures will be implemented, including changes to existing trade agreements or the imposition of additional tariffs. Any new or continued trade disputes or increased tensions between the U.S. and other countries, and any governmental actions, including further increases of existing tariffs or the imposition of new tariffs, or changes to trade agreements applicable to our operations, may continue to adversely impact demand for our products, increase our costs, and disrupt our supply chain. These risks, in turn, could have a material adverse effect on our business results of operations and financial condition.
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
Our customers' businesses, particularly those in the energy, chemical and mining industries, which represented approximately 16%, 9%, and 3%, respectively, of our 2025 revenue, are to varying degrees cyclical and have experienced, and may in the future experience, periodic downturns of varying severity. For example, the volatility of the energy market has generally been dependent upon the prevailing view of future gas and oil prices, which are influenced by numerous supply and demand factors, including availability and cost of capital, global and domestic economic conditions, environmental regulations, policies of the Organization of the Petroleum Exporting Countries (OPEC) countries and Russia and other factors. Our customers in these industries, particularly those whose demand for our products and services is primarily profit-driven, have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. Additionally, fluctuating energy demand forecasts and commodity pricing and other macroeconomic factors may cause our customers to be more conservative in their capital planning, which could reduce demand for our products and services, result in the delay or cancellation of existing orders, or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in our industry. These factors could have a material adverse effect on our business, results of operations and financial condition.
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
There is an increasing focus from certain investors, customers and other key stakeholders on corporate responsibility, specifically related to environmental, social, and governance ("ESG") matters, including companies' contribution to climate change and loss of biodiversity. Some investors have used, and may continue to use, ESG criteria to guide their investment strategies and, in some cases, have chosen, and may continue to choose, not to invest in ITT, or to divest their holdings of ITT if they believe our policies relating to corporate responsibility are inadequate. New U.S. and European Union climate-related disclosure requirements may require additional systems, internal controls, and assurance processes that could increase compliance costs.
The ESG factors by which companies’ corporate responsibility practices are assessed have been evolving and may continue to evolve. Additionally, requirements on U.S. public companies and companies with European operations with regards to ESG compliance have been increasing and may continue to increase, including, but not limited to California's Climate Accountability Laws and the European Union's Corporate Sustainability Reporting Directive (CSRD), which will require third-party assurance disclosures. These evolving standards and regulations have caused us, and may continue causing us, to undertake costly initiatives to satisfy such new criteria. If we are unable to satisfy new corporate responsibility criteria, investors may conclude our policies are inadequate and choose not to invest in our securities or to divest all or a portion of their current holdings, which in either case may adversely affect the price of our securities.
In addition, as we identify sustainability topics for voluntary disclosure and work to align with the recommendations of the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures (TCFD) and Sustainability Accounting Standards Board (SASB) standards and our own assessment of priority of sustainability issues, we have expanded and, in the future, may continue to expand our disclosures in these areas. Statements about our sustainability initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our sustainability-related data, processing and reporting are incomplete or inaccurate, if we fail to achieve progress on our metrics on a timely basis or at all, or if we fail to satisfy the expectations of investors and other key stakeholders, our reputation, business, and financial performance could be adversely affected.

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
We are closely monitoring the potential passage of new U.S. and foreign tax legislation, which could result in substantial changes to the current U.S. or foreign tax systems. In October 2021, the Organisation for Economic Cooperation and Development (OECD) and G20 Finance Ministers reached an agreement, known as Base Erosion and Profit Shifting (BEPS) Pillar Two, which is a multi-jurisdictional plan of action to address base erosion and profit shifting. On December 20, 2021, the OECD released the Model GloBE Rules for Pillar Two defining a 15% global minimum tax rate for large multinational corporations. Countries are implementing legislation with widespread adoption of the Model GloBE Rules for Pillar Two. We continue to evaluate the Model GloBE Rules for Pillar Two and related legislation, and their potential impacts. Continuing enactment of these regulations could increase the amount of global corporate income tax paid by the Company. These increases could have a material adverse effect on our effective tax rate. As the effects of a change in U.S. or foreign tax law must be recognized in the period in which the new legislation is enacted, should new legislation be signed into law, our financial results could be materially impacted.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the Inflation Reduction Act) into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (the Corporate AMT) of 15% on the adjusted financial statement income (the "AFSI") of corporations with an average AFSI exceeding $1.0 billion over a three-year period. The Corporate AMT was effective for the Company beginning in 2023. Given the AFSI threshold, the Corporate AMT was not applicable to the Company in 2025, but the Corporate AMT may have potential impacts on our future U.S. tax expense, cash taxes and effective tax rate. Additionally, the Inflation Reduction Act imposes a 1% excise tax on the fair market value of net stock repurchases made after December 31, 2022. Although the impact of this provision was not material in prior years, we incurred $5.0 of excise tax on stock repurchases in 2025, and future impacts will depend on the extent of share repurchases in subsequent periods.
Changes in environmental laws or regulations, the discovery of previously unknown or more extensive contamination or the failure of a potentially responsible party to perform may adversely affect our financial results.
We are subject to a variety of federal, state, local and foreign laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain chemicals used in manufacturing our products, as well as laws related to greenhouse gas emissions (including cap-and-trade laws). These laws could require us to incur substantial expenses. Environmental laws and regulations allow for the assessment of substantial fines and criminal sanctions as well as facility shutdowns to address violations and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. The discovery of previously unknown or more extensive contamination at a site which the Company previously operated or currently operates could suddenly subject the Company to costly remediation efforts. We could be affected directly or indirectly through impacts on our customers and suppliers by changes in environmental laws or regulations, including, for example, those imposed in response to vapor intrusion or climate change concerns and violations by us of such laws and regulations. We may also be impacted by the adequacy of insurance policies, our inability to recover costs associated with any such developments, or financial insolvency of other potentially responsible parties which could have a material adverse effect on our business, financial condition and results of operations. In addition, new laws and regulations that might reduce demand for oil and gas production or power generation may result in lower spending by some of our IP customers.
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
Pending SPX FLOW Acquisition Risks
The acquisition of SPX FLOW (the "Acquisition") may not be completed within the expected timeframe, or at all, and the failure to complete the Acquisition could adversely impact our stock price and our future business and financial results.
There can be no assurance that the Acquisition will be completed in the expected timeframe, or at all. The Purchase Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Acquisition, including regulatory approvals. We can provide no assurance that all closing conditions will be satisfied (or waived, if applicable). Many of the conditions to completion of the Acquisition are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). Whether or not the Acquisition is completed:
•we are responsible for certain transaction costs relating to the Acquisition;
•while the Purchase Agreement is in force, we are subject to certain restrictions on the conduct of our business, including taking any action that would reasonably be expected to have a material negative impact on or materially delay the satisfaction of the conditions in the Purchase Agreement required to consummate the Acquisition, which restrictions may adversely affect our ability to execute certain of our business strategies; and
•matters relating to the Acquisition (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us.
If the Acquisition is not completed, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:
•depending on the reasons for the failure to complete the Acquisition, we could be liable to Seller for monetary or other damages in connection with the termination or breach of the Purchase Agreement; and
•we have dedicated significant time and resources, financial and otherwise, in planning for the Acquisition and the associated integration, of which we would lose the benefit if the Acquisition were not completed.
In addition, if the Acquisition is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also may be subject to litigation related to any failure to complete the Acquisition or to enforcement proceedings commenced against us to perform our obligations under the Purchase Agreement. If the Acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and financial condition, as well as the price of our common stock.
Moreover, we intend to finance the cash portion of the purchase price of the Acquisition with proceeds from the offering of our common stock that closed on December 10, 2025 (the "Equity Offering"), together with proceeds to be drawn from the Term Loan Facility (as defined below) and cash on hand. If the Acquisition is not completed, the proceeds from the equity offering will remain available to us. In such event, we may retain the proceeds for general corporate purposes or deploy them in other ways, which may not generate a return commensurate with investors’ expectations or enhance shareholder value.
We may be unable to integrate SPX FLOW successfully and realize the anticipated benefits of the Acquisition.
If the Acquisition is completed, the successful integration of SPX FLOW and its operations into those of our own and our ability to realize the expected synergies and benefits of the transaction are subject to a number of risks and uncertainties, many of which are outside of our control. We will also be required to devote significant management attention and resources to integrating business practices, cultures and operations of each business. The risks and uncertainties relating to integrating the two businesses include, among other things:

•the risk that SPX FLOW’s business does not perform to our expectations;
•the challenge of integrating complex organizations, systems, operating procedures, compliance programs, technology, networks and other assets of SPX FLOW;
•the difficulties harmonizing differences in the business cultures of our company and SPX FLOW;
•the inability to successfully integrate our respective businesses in a manner that permits us to achieve the expected growth opportunities, cost savings, synergies and other anticipated benefits from the Acquisition;
•the inability to minimize the diversion of management attention from ongoing business concerns during the process of integrating SPX FLOW into our business;
•the inability to resolve potential conflicts that may arise relating to customer, supplier and other important relationships of our business and the business of SPX FLOW;
•difficulties in retaining key management and other key employees; and
•the challenge of managing the expanded operations of a significantly larger and more complex company and coordinating geographically separate organizations.
We will incur substantial expenses to consummate the proposed Acquisition but may not realize the anticipated cost synergies and other benefits. In addition, even if we are able to integrate SPX FLOW successfully, the anticipated benefits of the pending Acquisition may not be realized fully, or at all, or may take longer to realize than expected. Given the size and significance of the Acquisition, we may encounter difficulties in the integration of the operations of SPX FLOW and may fail to realize the full benefits and synergies that we anticipate for the Acquisition, which could adversely impact our business, results of operation and financial condition.
Any anticipated benefits from the Acquisition may vary from expectations.
If the Acquisition is completed, the combined company may fail to realize the anticipated benefits and synergies expected from the Acquisition, which could adversely affect the combined company’s business, financial condition and results of operations. The success of the Acquisition will depend, in significant part, on the combined company’s ability to successfully integrate the acquired business, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination. We expect double-digit adjusted EPS accretion in the first full year after the Acquisition is consummated, excluding non-cash amortization of intangible assets. Further, we believe that the combination of the companies will provide an annualized run-rate of approximately $80 million of cost synergies by the end of the third year after the Acquisition is consummated (exclusive of an estimated $96 million in associated one-time costs). However, the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If the combined company is not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Acquisition within the anticipated timing or at all, the combined company’s business, financial condition and results of operations may be adversely affected.
SPX FLOW may have liabilities that are not known to us.
SPX FLOW may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations of SPX FLOW. We cannot assure you that the indemnification available to us under the Purchase Agreement in respect of the Acquisition in connection with such agreement will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business of SPX FLOW or property that we will assume upon consummation of the Acquisition. We may learn additional information about SPX FLOW that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.
Acquisition accounting adjustments could adversely affect our financial results.
If completed, we will account for the completion of the Acquisition by allocating the purchase price of the Acquisition to the tangible and intangible assets acquired, liabilities assumed and non-controlling interests in SPX FLOW based on their estimated fair value at the Acquisition date. The excess of the purchase price over those estimated fair values will be recorded as goodwill. Changes to acquisition date fair values prior to the expiration of the measurement period, a period not to exceed 12 months from the closing date of the Acquisition, are recorded as an adjustment to the associated goodwill in the reporting period in which the adjustment amounts are determined. Changes to acquisition date fair values after expiration of the measurement period are recorded in earnings.

Differences between preliminary estimates and the final accounting for the Acquisition may occur, and these differences could have a material impact on our future consolidated financial statements and the combined company’s future results of operations and financial position.
While the Acquisition is pending, we and SPX FLOW will be subject to business uncertainties that could adversely affect our respective businesses.
Our success following the Acquisition will depend in part upon the ability of us and SPX FLOW to maintain our respective business relationships. Uncertainty about the effect of the Acquisition on customers, suppliers, employees and other constituencies may have a material adverse effect on us and SPX FLOW. Customers, suppliers and others who deal with us or SPX FLOW may delay or defer business decisions, decide to terminate, modify or renegotiate their relationships or take other actions as a result of the Acquisition that could negatively affect the revenues, earnings and cash flows of our company or SPX FLOW. If we are unable to maintain these business and operational relationships, our financial position, results of operations or cash flows could be materially affected.
Financing the Acquisition will result in an increase in our indebtedness, which could adversely affect us, including by decreasing our business flexibility and increasing our interest expense.
We have secured commitments for a $2,875 million term loan facility (the “Term Loan Facility”) and expect to enter into a related credit agreement prior to the closing of the Acquisition. We intend to finance the cash portion of the purchase price of the Acquisition with proceeds from the Equity Offering, together with proceeds to be drawn from the Term Loan Facility and cash on hand. As of December 31, 2025 our total debt was $782.8 and our total debt as of that date on a pro forma basis after giving effect to the incurrence of indebtedness under the Term Loan Facility in full (without giving effect to $10 million of unamortized debt issuance costs) would have been approximately $3,660. These increases in our indebtedness may, among other things, reduce our flexibility to respond to changing business and economic conditions or to fund capital expenditures or working capital needs, and cause ratings agencies to downgrade our credit ratings or place us on negative watch. In addition, the amount of cash required to pay interest on our indebtedness following, subject to market conditions and other factors, completion of the debt financing and the Acquisition, and thus the demands on our cash resources, will materially increase as a result of the Term Loan Facility and the Acquisition.

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
We have established a proactive approach to identify and manage material cybersecurity threats which includes, but is not limited to, the following:
•A 24/7/365 managed security operations center that continuously monitors the ITT environment for any anomalous and potentially malicious activity and proactively takes steps to contain the spread of any cybersecurity incident. This managed service includes agentic-AI capabilities to more quickly identify and respond to threats;

•Incident Response and Forensic experts on retainer for rapid deployment in the event of a cybersecurity breach or other critical incident;
•An end-user cybersecurity awareness program that requires annual training completion, monthly simulated phishing emails to assess user susceptibility and provide training on emerging threats, and ongoing awareness communications throughout the year to reinforce learnings and raise awareness of specific, actively exploited threat vectors;
•Security policies and practices aligned with both the NIST Cybersecurity Framework (CSF) and NIST Special Publication 800-171, Revision 2 (NIST 800-171 Rev 2) and the organization’s enterprise risk management requirements;
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
•Threat hunting by both managed service provider and internal team;
•Strategically deployed artificial intelligence-based threat detection technology;
•Cyber risk assessment and classification processes;
•Cyber threat tabletop simulation exercises;
•Cyber Incident Response Plan processes;
•Externally led, targeted threat hunting exercises;
•Engagement of forensic cybersecurity and data analysis firms (as needed) to conduct independent validation assessments if a breach is suspected and/or validated; escalation of an incident and engagement of these firms would be performed in coordination with the CSIRT and Legal teams;
•Engagements with third party consultants to build, design, and improve cyber risk management tools and processes;
•Third-party technology and service provider risk evaluation process that looks at existing controls, validation via standard reporting (including SOC2 Type II report analysis), and heightened monitoring for higher impact partners; and
•Cybersecurity insurance coverage.
During 2025, there were no cybersecurity incidents that had a material effect on the Company. Furthermore, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us to date, including our business, business strategy, results of operations, or financial condition. In the event of a material cybersecurity incident, ITT would follow required reporting to the SEC and all other agencies in accordance with the various required reporting protocols. For a discussion of prospective risks related to potential cybersecurity incidents, please refer to Item 1A, Risk Factors.
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
The use of generative AI (GenAI) by adversaries, as well as misuse by well-meaning ITT employees, presents a potential risk to operations and data integrity. ITT has established a GenAI Governance committee to review GenAI use-cases to enable the business while ensuring that security, privacy, bias, legal and ethical concerns are reviewed and addressed before widespread implementation. Enterprise level AI tools are available for use and the use of public versions of common AI tools is prohibited for use with sensitive information. GenAI providers, usages, and control options are an evolving area and ITT is continuously monitoring for changes in frameworks, detect/prevent tooling, and the release of regulations that may impact or guide our usage of such solutions.

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
The following table summarizes the number of our material properties (other than our corporate headquarters) by business segment as of December 31, 2025. We consider our properties containing 25,000 square feet or more, which primarily consist of manufacturing locations, to be material. Our material properties account for over 95% of the total square feet of our properties.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Number of Owned Locations	11	15	5	31
Number of Leased Locations	6	23	11	40
Total Locations	17	38	16	71

ITEM 3.	LEGAL PROCEEDINGS
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company as of February 3, 2026, are listed below.

Name	Age	Current Title
Luca Savi	60	President and Chief Executive Officer
Davide Barbon	56	Senior Vice President and President, Motion Technologies and ITT Asia Pacific
Emmanuel Caprais	51	Senior Vice President and Chief Financial Officer
Cheryl de Mesa Graziano	53	Vice President and Chief Accounting Officer
Michael Guhde	56	Senior Vice President and President, Connect & Control Technologies
Bartek Makowiecki	47	Senior Vice President, Chief Strategy Officer & President, Industrial Process
Lori B. Marino	51	Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Secretary
Emrana Sheikh	54	Senior Vice President and Chief Human Resources Officer
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
Davide Barbon has served as our Senior Vice President and President, Motion Technologies and ITT Asia Pacific Region since October 2023. He previously served as our Senior Vice President and President, ITT Asia Pacific Region since October 2020. Prior to that, he served as General Manager of the KONI and Axtone businesses within Motion Technologies from January 2017. Mr. Barbon joined the Company in 2010, initially serving in the Brazil, Russia, India and China business of Motion Technologies, and then led its China business for five years. Prior to joining ITT, he spent 14 years with JLG Industries, where he had a number of roles of increasing responsibility across the United States, Europe, and Latin America.
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
COMMON STOCK AND DIVIDENDS
Our common stock is reported in the consolidated transaction reporting system of the New York Stock Exchange (NYSE), the principal market in which this security is traded (under the trading symbol "ITT"). There were 5,062 holders of record of our common stock on February 6, 2026.
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
During the fiscal year ended December 31, 2025, we did not offer or sell any equity securities that were not registered under the Securities Act.
ISSUER PURCHASES OF EQUITY SECURITIES
On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan). There was $455 of remaining capacity left under the 2023 Plan as of December 31, 2025. We will utilize the 2023 Plan in a manner that is consistent with our capital allocation strategy, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. The following table summarizes our purchases of our common stock for the quarter ended December 31, 2025.

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) PERIOD	TOTAL NUMBER OF SHARES PURCHASED(1)(3)	AVERAGE PRICE PAID PER SHARE(2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(3)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
9/28/2025 - 10/26/2025	—	$—	—	$475.0
10/27/2025 - 11/23/2025	0.1	$193.64	0.1	$455.0
11/24/2025 - 12/31/2025	—	$—	—	$455.0
(1)Excludes shares withheld in settlement of employee tax withholding obligations due upon the vesting of restricted stock unit and performance stock unit awards.
(2)Average price paid per share is calculated on a settlement basis and excludes commissions.
(3)Amounts are in whole numbers.

COMPANY STOCK PERFORMANCE
The following graph shows a comparison of the cumulative total shareholder return for ITT, the S&P 400 Mid Cap Index, and the S&P 400 Capital Goods Index over the five years ended December 31, 2025. It shows the share price appreciation of a $100 investment made on December 31, 2020, assuming any dividends paid are reinvested.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN

$275
$250
$225
$200
$175
$150
$125
$100
2020
2021
2022
2023
2024
2025
ITT Inc.
S&P 400 Mid-Cap
S&P 400 Capital Goods

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
ITT Inc.	$100.00	$133.97	$107.84	$160.58	$194.10	$237.82
S&P 400 Mid-Cap	$100.00	$124.73	$108.37	$126.13	$143.65	$154.40
S&P 400 Capital Goods	$100.00	$127.67	$114.87	$158.30	$182.15	$219.46
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
All comparisons included within this Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, refer to results for the year ended December 31, 2025 compared to the year ended December 31, 2024, unless stated otherwise. Additionally, all financial results and share repurchases other than per share amounts are reported in millions, unless stated otherwise. Per share amounts are reported in ones. Please refer to our Annual Report on Form 10-K (2024 Annual Report) for a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023.
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
EXECUTIVE SUMMARY
During 2025, we delivered strong financial results, which included revenue and operating income growth, operating margin expansion, EPS growth and effective deployment of capital. The following table provides a summary of key performance indicators for 2025 in comparison to 2024.

Revenue	Operating Income	Operating Margin	EPS
$3,939	$685	17.4%	$6.11
8.5% Increase	0.9% Increase	(130)bp Decrease	(3.3)% Decrease
Organic Revenue	Adjusted Operating Income	Adjusted Operating Margin	Adjusted EPS
$3,712	$717	18.2%	$6.72
4.8% Increase	11.2% Increase	40bp Increase	14.3% Increase
See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue, adjusted operating income, adjusted operating margin, and adjusted EPS.

Our 2025 results include:
•Revenue of $3,938.5 increased $307.8, or 8.5%, due to growth in each of our three business segments. IP drove significant growth with pump projects, CCT saw strength across connectors and components within the aerospace and defense markets, and MT continued to outperform with share gains in automotive and strength in rail, resulting in total ITT organic revenue growth of 4.8% for the year. In addition, the 2025 results included incremental revenue of $161.5, primarily from our 2024 acquisition of kSARIA, and benefitted from favorable foreign currency translation of $64.6. The 2024 Wolverine divestiture reduced our total revenue growth by $89.2.
•Operating income of $684.5 increased $6.4, as benefits from higher volume, productivity and pricing, and contributions from acquisitions more than offset the prior year gain on sale of the Wolverine business of $47.8, cost inflation, increased restructuring, acquisition-related expenses, and unfavorable sales mix. Adjusted operating income increased 11.2%.
•Income from continuing operations was $6.11 per diluted share, a decrease of 3.3%, which primarily reflects the prior year gain on sale of Wolverine, a higher effective tax rate, and increased interest expense, partially offset by a lower weighted average share count. Adjusted EPS was $6.72, an increase of 14.3%, reflecting the strength in core operations throughout the year.
Throughout 2025, we remained committed to creating value through effective capital deployment, which included the following:
•Capital expenditures over $120 for the second year in a row, reflecting our continued commitment to fund future growth through capacity expansion, productivity and innovation.
•Executed repurchases of 3.8 shares of common stock on the open market for $521.0.
•$111.0 in dividend payments to our shareholders. Our dividends declared in 2025 of $1.40 per share represented a 10% increase over the dividends per share declared of $1.28 in 2024.
•Enter into a definitive agreement to acquire SPX FLOW for $4,775 to be funded through a combination of cash and equity.
Global Macroeconomic Conditions
Throughout 2025, global macroeconomic conditions evolved against a backdrop of geopolitical uncertainty and shifting market demands. While these dynamics created areas of variability, the Company continued to apply disciplined execution and strategic investment across its businesses. In 2026 we expect demand to remain firm, but with variation between industrial end markets. In addition, changes in tariffs and trade policies, geopolitical and energy market risk, workforce availability and cost, technology transformation and cost inflation are factors that we are watching that may impact our performance going forward.
Tariffs and Trade Policies: Ongoing tariff regimes and changes in global trade frameworks may influence input costs and sourcing patterns. At the same time, these dynamics reinforce the value of our multi‑sourcing, localization, and regional manufacturing strategies. We also continue to monitor developments associated with the United States‑Mexico‑Canada Agreement (USMCA) and ensure that our operations, supply‑chain partners, and cross‑border flows remain compliant with its requirements. Adhering to USMCA rules of origin, documentation standards, and regional content thresholds helps support stable access to North American markets, reduces potential trade-related disruptions, mitigates trade duties, and lowers costs.
Geopolitical and Energy Market Risk: Geopolitical developments may impact supply chains, energy pricing trends, and defense-related procurement. For example, while such factors can shift project timing in certain Industrial Process markets, our growing presence in critical flow technologies and resilient aftermarket channels helps balance exposure. Moreover, select programs in Connect & Control Technologies may benefit from sustained investments in defense and security. Overall, our portfolio evolution aims to strengthen durability across macro cycles.
Workforce Availability and Cost: Tight labor markets and specialized skill requirements remain industry‑wide considerations. We continue to address these trends through talent development and selective automation, which help maintain high levels of quality and delivery performance. These efforts strengthen our long‑term operational capabilities and support sustainable growth.
Technology Transformation: Accelerating advancements in automation, data analytics, and artificial intelligence continue to reshape manufacturing and industrial solutions. We view this shift as an opportunity to further enhance efficiency, reliability, and customer value but it also exposes us to additional cyber related risks and the possibility that our competitors are able to adapt and utilize this technology at a faster pace and with greater success than we do, We are expanding digital investments across operations and product lines, including technologies that improve energy efficiency and reduce operating costs for customers.
Supply Chain and Cost Inflation: We continue to experience variability in material availability, logistics conditions, and input costs caused by supply chain disruptions, geopolitical developments and tariff pressures. We are using dual‑sourcing strategies, long‑term agreements, strengthened supplier partnerships, and targeted inventory buffers to support consistent delivery performance and help mitigate potential impacts.
Sustainability and Energy Transition: Evolving environmental expectations and customer decarbonization initiatives are influencing product design and purchasing priorities. These trends create meaningful opportunities across our portfolio, particularly in energy efficient solutions, advanced flow technologies, and cryogenic/compressor systems supporting liquid natural gas, ammonia, hydrogen, and CO₂ applications. We are continuing to invest in product innovation and operational sustainability, which enhances our ability to support customers in meeting their current and future requirements.
Agreement to Acquire SPX FLOW
We continue to grow our core businesses and enhance the ITT portfolio further through mergers and acquisitions, reshaping the portfolio towards attractive pump applications and defense and aerospace interconnect markets, while reducing our automotive exposure. On December 4, 2025, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with LSF11 Redwood Parent, L.P., LSF11 Redwood TopCo LLC (the "Target") and ITT Industries Holdings, Inc., our wholly owned subsidiary, to acquire SPX FLOW, Inc. ("SPX FLOW"), a subsidiary of the Target and a leading provider of pumps, valves, mixers, aftermarket services, and other flow and process solutions (the "Acquisition"), for an aggregate purchase price of approximately $4,775 payable at closing of the Acquisition, comprised of $4,075 in cash and 3,839,824 shares of our common stock, subject to customary closing conditions, including regulatory approvals. We expect the acquisition of SPX FLOW to add critical equipment and adjacent flow and process technologies that will extend ITT’s capabilities to address complex customer challenges across a wide variety of key growth markets, including food & beverage, personal care, industrial, chemical, energy, and mining.
DISCUSSION OF FINANCIAL RESULTS
2025 VERSUS 2024

For the Year Ended December 31	2025	2024	Change
Revenue	$3,938.5	$3,630.7	8.5%
Gross profit	1,392.4	1,249.4	11.4%
Operating expenses	707.9	571.3	23.9%
Operating income	684.5	678.1	0.9%
Interest and other non-operating expense, net	33.0	28.4	16.2%
Income tax expense	160.1	126.3	26.8%
Income from continuing operations attributable to ITT Inc.	488.1	520.0	(6.1)%
Net income attributable to ITT Inc.	$488.0	$519.9	(6.1)%

Gross margin	35.4%	34.4%	100	bps
Operating expense to revenue ratio	18.0%	15.7%	230	bps
Operating margin	17.4%	18.7%	(130)	bps
Effective tax rate	24.6%	19.4%	520	bps
All comparisons included within the Discussion of Financial Results for 2025 versus 2024 refer to results for the year ended December 31, 2025 compared to the year ended December 31, 2024, unless stated otherwise.

REVENUE
The following table summarizes the revenue derived from each of our segments.

For the Year Ended December 31	2025	2024	Change	Organic growth(a)
Motion Technologies	$1,428.2	$1,447.8	(1.4)%	1.9%
Industrial Process	1,496.2	1,361.0	9.9%	6.9%
Connect & Control Technologies	1,017.0	825.1	23.3%	6.2%
Eliminations	(2.9)	(3.2)
Total Revenue	$3,938.5	$3,630.7	8.5%	4.8%
(a)See the section titled "Key Performance Indicators and Non-GAAP Measures" for a definition and reconciliation of organic revenue.
Motion Technologies
MT revenue for the year ended December 31, 2025 decreased $19.6 primarily driven by the prior year divestiture of the Wolverine business which generated $89.1 of revenue during 2024. This decline was partially offset by strength in Friction original equipment reflecting our market outperformance and growth across our KONI business. The current year also benefited from favorable foreign currency translation $44.0. Excluding the impact from the divestiture and foreign currency translation, organic revenue increased $25.5, or 1.9%.
Industrial Process
IP revenue for the year ended December 31, 2025 increased $135.2, driven primarily by growth in pump projects, reflecting strength across markets and geographies. The current year also included growth from acquisitions of $26.1 and benefited from favorable foreign currency translation of $15.7. Excluding the impacts from acquisitions and foreign currency translation, organic revenue increased $93.4, or 6.9%.
Connect & Control Technologies
CCT revenue for the year ended December 31, 2025 increased $191.9, including growth from acquisitions of $135.4 and favorable foreign currency translation of $5.0. Excluding the impacts from acquisitions and foreign currency translation, organic revenue increased $51.5, or 6.2%, reflecting growth in connectors of 5% and components of 7%, primarily within the aerospace and defense markets. Revenue growth was partially offset by slower demand for electric vehicle charging applications.
GROSS PROFIT
Gross profit for 2025 was $1,392.4, reflecting a gross margin of 35.4%. Gross profit for 2024 was $1,249.4, reflecting a gross margin of 34.4%. The increases in gross profit and gross margin were primarily driven by benefits from pricing actions and volume growth, net savings from productivity and sourcing initiatives and favorable foreign currency translation, partially offset by unfavorable sales mix.

OPERATING EXPENSES
The following table provides a disaggregation of our operating expenses by expense type, as well as by segment.

For the Year Ended December 31	2025	2024	Change
General and administrative expenses	$368.4	$297.1	24.0%
Sales and marketing expenses	228.7	205.7	11.2%
Research and development expenses	110.8	116.3	(4.7)%
(Gain) loss on sale of businesses	—	(47.8)	**
Total operating expenses	$707.9	$571.3	23.9%
By Segment:
Motion Technologies	$160.4	$116.6	37.6%
Industrial Process	282.2	240.4	17.4%
Connect & Control Technologies	180.5	152.9	18.1%
Corporate & Other	84.8	61.4	38.1%
** Percentage not deemed meaningful.
General and administrative (G&A) expenses increased $71.3 for the year ended December 31, 2025, primarily driven by higher incentive-based compensation, restructuring expenses, acquisition-related expenses, and unfavorable foreign currency translation.
Sales and marketing expenses increased $23.0 for the year ended December 31, 2025, primarily driven by higher personnel, commissions, and other selling and marketing-related costs to support higher sales activity, as well as increased intangible amortization expenses.
Research and development (R&D) expenses decreased $5.5 for the year ended December 31, 2025, primarily driven by the divestiture of Wolverine in the prior year and by the completion of certain R&D projects during 2025.
Gain on sale of businesses includes $47.8 related to our July 2024 sale of the Wolverine business which was previously held within our MT segment.
OPERATING INCOME
The following table summarizes our operating income and operating margin by segment.

For the Year Ended December 31	2025	2024	Change
Motion Technologies	$275.9	$314.6	(12.3)%
Industrial Process	315.1	278.4	13.2%
Connect & Control Technologies	178.2	146.1	22.0%
Corporate & Other	(84.7)	(61.0)	38.9%
Total operating income	$684.5	$678.1	0.9%

Operating Margin:
Motion Technologies	19.3%	21.7%	(240)	bps
Industrial Process	21.1%	20.5%	60	bps
Connect & Control Technologies	17.5%	17.7%	(20)	bps
Consolidated ITT	17.4%	18.7%	(130)	bps
MT operating income for the year ended December 31, 2025 decreased $38.7, driven by the $47.8 gain on sale of the Wolverine business recognized in 2024, as well as the loss of income following the divestiture, and unfavorable foreign currency, pricing and sales mix impacts, and higher restructuring costs. The decrease was partially offset by productivity and supply chain savings and benefits from sales volume growth.
IP operating income for the year ended December 31, 2025 increased $36.7, driven by benefits from pricing actions, higher sales volume, net savings from supply chain, restructuring, and productivity initiatives, lower acquisition-related expenses, and favorable foreign currency impacts. The increase was partially offset by unfavorable sales mix and higher incentive-based compensation costs.
CCT operating income for the year ended December 31, 2025 increased $32.1, driven by benefits from pricing actions, net savings from productivity, sourcing, and restructuring initiatives, higher sales volume, and contributions from kSARIA. The increase was partially offset by higher strategic investment costs, and temporary acquisition related amortization associated with kSARIA.
Corporate & Other costs increased $23.7 for the year ended December 31, 2025, primarily due to higher incentive-based compensation costs, M&A-related professional service costs, and charitable contributions. The increase was partially offset by favorable foreign currency impacts.
INTEREST AND OTHER NON-OPERATING EXPENSE (INCOME), NET
The following table summarizes our interest and other non-operating expense (income), net.

For the Year Ended December 31	2025	2024	Change
Interest expense	$48.1	$36.6	31.4%
Interest income	(10.7)	(6.6)	62.1%
Non-operating postretirement cost (benefit), net	(1.1)	0.2	650.0%
Other non-operating income, net	(3.3)	(1.8)	83.3%
Total interest and other non-operating expense, net	$33.0	$28.4	16.2%
Interest expense increased $11.5 due to higher average outstanding debt during 2025, unfavorable interest on uncertain tax positions, and financing costs associated with a bridge loan facility related to the financing of the pending SPX FLOW acquisition. These drivers were partially offset by lower average interest rates on commercial paper borrowings. Interest income increased $4.1 due to a higher cash on deposit following receipt of $1.3 billion in proceeds from our December 2025 common stock public offering. Other non-operating income net increased $1.5 due to a gain on sale of an equity method investment.
INCOME TAX EXPENSE
The following table summarizes our income tax expense and effective tax rate.

For the Year Ended December 31	2025	2024	Change
Income tax expense	$160.1	$126.3	26.8%
Effective tax rate	24.6%	19.4%	520	bps
The higher effective tax rate in 2025 compared to 2024 primarily resulted from the jurisdictional mix of earnings and was driven, in part, by losses generated in entities subject to a valuation allowance. In addition, the company recorded a $4.9 tax expense of U.S. tax on foreign earnings in 2025. The lower rate in 2024 was also due to the company recording a benefit of $6.7 from valuation allowance reversals on U.S. state deferred tax assets and a $5.7 tax benefit of U.S. tax on foreign earnings in 2024.
Recent Income Tax Legislation
In October 2021, more than 135 countries and jurisdictions agreed to participate in a “two-pillar” international tax approach developed by the Organisation for Economic Co-operation and Development (the "OECD"), which includes establishing a global minimum corporate tax rate of 15 percent. The OECD published Tax Challenges Arising from the Digitalisation of the Economy — Global Anti-Base Erosion Model Rules (Pillar Two) in December 2021 and subsequently issued additional commentary and administrative guidance clarifying several aspects of the model rules. Since the model rules have been released, many countries have enacted Pillar Two-related laws, many of which became effective on January 1, 2024 with additional laws effective on January 1, 2025. As of December 31, 2025, Pillar Two did not have a significant impact on our 2025 financial statements.
On January 5, 2026, the OECD released a Pillar Two Administrative Guidance package containing the Side-by-Side Safe Harbor (the "SbS"). Under the SbS, Multinational Enterprises headquartered in a jurisdiction that has a Qualified SbS Regime are eligible for the SbS election. The United States is listed as a jurisdiction with a Qualified SbS Regime. By making the SbS election, top-up taxes under the Income Inclusion Rule (the "IIR") and Undertaxed Profits Rule (the "UTPR") are set to zero. Note, however, that the SbS does not have an impact on the application of Pillar 2 Qualified Domestic Minimum Top-up Taxes (the "QDMTT"). Jurisdictions are required to implement the SbS effective for fiscal years beginning on or after January 1, 2026 (or at the earliest practicable date where there are constitutional or other superior law constraints preventing retroactive adoption). ITT will monitor the adoption of SbS in each jurisdiction and intends to elect the SbS where available.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the Inflation Reduction Act) into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (the Corporate AMT) of 15% on the adjusted financial statement income (the "AFSI") of corporations with an average AFSI exceeding $1.0 billion over a three-year period. The Corporate AMT was effective for the Company beginning in 2023. Given the AFSI threshold, the Corporate AMT was not applicable to the Company in 2025, but the Corporate AMT may have potential impacts on our future U.S. tax expense, cash taxes and effective tax rate. Additionally, the Inflation Reduction Act imposes a 1% excise tax on the fair market value of net stock repurchases made after December 31, 2022. The excise tax on stock repurchases has been appropriately recognized and disclosed in the accompanying consolidated financial statements in this Form 10-K.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international) and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. We have applied the capitalization and amortization requirements under Section 174, as amended by the One Big Beautiful Bill Act (the "OBBBA"), in the current year. The application of these provisions did not have a material impact on the effective tax rate for the year. We will continue to assess their effect on the effective tax rate in future periods.
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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We support our growth and expansion in markets outside of the U.S. through the enhancement of existing products and development of new products, increased capital spending, and potential foreign acquisitions. We look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We transfer cash between certain international subsidiaries and the U.S. when it is cost effective to do so. Net cash distributions from foreign countries to the U.S. during the years ended December 31, 2025 and 2024 were $577.5 and $230.4, respectively. The timing and amount of any additional future distributions remains under evaluation based on our jurisdictional cash needs.

Capital Resources
As of December 31, 2025, we have access to short- and long-term funding sources. These include access to the capital markets through a commercial paper program, as well as $1,100 of available borrowing capacity under our 2025 Revolving Credit Agreement (defined below), which may potentially be expanded to $1,650 under the agreement. In addition, we have market access to secure longer-term funding, if needed. Our commercial paper program is supported by our 2025 Revolving Credit Agreement and our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. These sources of capital are described further below and within Note 15, Debt.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding. The following table presents our outstanding commercial paper borrowings.

As of December 31	2025	2024
Commercial Paper Outstanding - U.S. Program	$—	$424.4
Commercial Paper Outstanding - Euro Program	258.0	—
In the year ended December 31, 2025, we borrowed under the European commercial paper program to partially refinance the Company’s U.S. commercial paper. The proceeds of the 2025 Term Loan Credit Agreement (defined below) were used to refresh the U.S. commercial paper capacity and for other general corporate purposes. All outstanding commercial paper for both periods had maturity terms of less than three months from the date of issuance. Our average daily outstanding commercial paper balance for the years ended 2025 and 2024 was $525.5 and $338.5, respectively, and the maximum outstanding commercial paper during each of those respective years was $1,113.5 and $455.0.
Revolving Credit Agreement
On July 30, 2025, we entered into a revolving credit facility agreement with a syndicate of third-party lenders including U.S. Bank National Association ("US Bank"), as administrative agent (the "2025 Revolving Credit Agreement"). Upon its effectiveness, the 2025 Revolving Credit Agreement replaced the revolving credit facility agreement that we entered into on August 5, 2021, with a syndicate of third-party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement was terminated on July 30, 2025 with no outstanding balances remaining. The 2025 Revolving Credit Agreement matures in July 2030 and provides for an aggregate principal amount of up to $1,100. The 2025 Revolving Credit Agreement provides for a potential increase of commitment of up to $550 for a possible maximum of $1,650 in aggregate commitments at the request of the Company and with the consent of the institutions providing such increase of commitments.

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
Borrowings under the 2025 Revolving Credit Agreement bear interest at an annual rate equal to, at the Company’s option, either (i) term secured overnight financing rate ("Term SOFR") plus a margin ranging from 0.785% to 1.150%, or (ii) an alternate base rate plus a margin ranging from 0% to 0.150%, with the applicable margin determined by reference to the Company’s debt ratings set forth in the 2025 Revolving Credit Agreement. There is a commitment fee under the 2025 Revolving Credit Agreement ranging from 0.090% to 0.225% of commitments under the 2025 Revolving Credit Agreement. As of December 31, 2025, we had no outstanding borrowings under the 2025 Revolving Credit Agreement and all financial covenants (e.g., leverage ratio) were within the prescribed thresholds.
Long-term Debt
Long-term debt is generally defined as any debt with an original maturity greater than 12 months. Our long-term debt is primarily related to the outstanding U.S. term loan maturing in September 2027. The table below provides our long-term debt outstanding as of December 31, 2025 and 2024.

As of December 31	2025	2024
Current portion of long-term debt	$2.8	$2.6
Non-current portion of long-term debt	521.5	232.6
Total long-term debt	$524.3	$235.2
2025 Term Loan Credit Agreement
On April 30, 2025, the Company entered into a credit agreement (as amended, the "2025 Term Loan Credit Agreement") among the Company, as borrower, certain of our subsidiaries, as guarantors, each lender from time to time party thereto, and U.S. Bank National Association, as the administrative agent. The 2025 Term Loan Credit Agreement has a maturity of two years and provides for a term loan of $750. Proceeds of the term loan were applied to pay down the Company’s U.S. commercial paper capacity and for other general corporate purposes, including working capital needs. In connection with the entry into the 2025 Revolving Credit Agreement, on July 30, 2025, the Company and lenders entered into an amendment to the 2025 Term Loan Credit Agreement to modify certain covenant baskets and other terms (including amendments to the leverage ratio definition) to conform to the 2025 Revolving Credit Agreement.
Total outstanding borrowings under the Amended 2025 Term Loan Credit Agreement were $520.0 as of December 31, 2025. Borrowings under the 2025 Term Loan Credit Agreement bear interest at an annual rate equal to, at the Company’s option, either (i) Term SOFR plus a margin ranging from 0.875% to 1.375%, or (ii) an alternate base rate plus a margin ranging from 0.0% to 0.375%, with the applicable margin determined by reference to the Company’s debt ratings set forth in the 2025 Term Loan Credit Agreement. The loans under the 2025 Term Loan Credit Agreement may be prepaid by the Company at any time, in whole or in part, without penalty or premium, subject to certain conditions. During 2025, the Company made repayments of $230.0. The 2025 Term Loan Credit Agreement contains customary affirmative and negative covenants.
U.S. Term Loan
On September 12, 2024, the Company entered into a credit agreement (the kSARIA Credit Agreement) among the Company, as borrower, each lender from time to time party thereto, and U.S. Bank National Association, as the administrative agent, sole lead arranger and sole bookrunner. The kSARIA Credit Agreement had a maturity of three years and provided for a term loan of $464, which had been borrowed and was used to finance the Company’s acquisition of kSARIA on September 12, 2024. During 2025, the Company made loan repayments of $229.0 representing the remaining outstanding balance on the kSARIA Credit Agreement, and the kSARIA Credit Agreement was terminated.

Credit Ratings
The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. Our credit ratings as of December 31, 2025 were as follows:

Rating Agency	Short-Term Ratings	Long-Term Ratings
Standard & Poor’s	A-2	BBB
Moody’s Investors Service	P-2	Baa1
Fitch Ratings	F1	BBB+
In November 2024, Moody's upgraded ITT's senior unsecured rating, from Baa2 to Baa1. The upgraded ratings reflect ITT's conservative capital structure, product and geographic diversification, installed base, sizable aftermarket revenue, solid EBITDA margins, and good financial flexibility. In December 2025, the rating agencies, Standard and Poor's, Moody’s Investors Service, and Fitch Ratings reaffirmed ITT’s investment‑grade credit ratings with a stable outlook. Please refer to the rating agency websites and press releases for more information.
Sources and Uses of Liquidity
In addition to the capital resources discussed above, our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash derived from operating, investing, and financing activities for the years ended December 31, 2025 and 2024.

For the Year Ended December 31	2025	2024
Operating activities	$668.8	$562.6
Investing activities	(119.8)	(817.9)
Financing activities	728.9	234.9
Foreign exchange	26.3	(29.0)
Total net cash used in continuing operations	$1,304.2	$(49.4)
Net cash from discontinued operations	(0.5)	(0.5)
Net change in cash and cash equivalents	$1,303.7	$(49.9)
Operating Activities
The increase in net cash from operating activities of $106.2 was primarily due to higher customer advance payments, favorable timing of accounts receivable collections, and lower compensation payments in the current year.
Investing Activities
The decrease in net cash used in investing activities of $698.1 was primarily driven by the prior M&A activity related to the acquisitions of kSARIA and Svanehøj, partially offset by the divestiture of the Wolverine business, which resulted in a net outflow of $686.9. Refer to Note 22, Acquisitions, Investments, and Divestitures, for further information. Capital expenditures, while exceeding $120 for the second year in a row, decreased $2.6 during 2025 and we received government incentives of $7.9 for our capital investment projects in Italy.
Financing Activities
The increase in net cash from financing activities of $494.0 was primarily driven by proceeds of $1,314.1 from the issuance of common stock to finance the pending acquisition of SPX FLOW. These proceeds were partially offset by a year-over-year change in commercial paper activity of $451.8 and increased repurchases of ITT common stock of $416.5 in the current year.
Dividends
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, a number of factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, we cannot provide any assurance as to what level of dividends, if any, will be paid in the future. Aggregate dividends declared in 2025 were $111.0, compared to $104.8 in 2024, reflecting annual per share amounts of $1.404 and $1.276, respectively. In the first quarter of 2026, we declared a quarterly dividend of $0.386 per share for shareholders of record on March 6, 2026, which will be paid on April 6, 2026.

Open-market Share Repurchases
On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan). There is $455.0 of remaining capacity left under the 2023 Plan as of December 31, 2025. During the years ended December 31, 2025 and 2024, we spent $525.0 and $104.0, respectively, on open-market share repurchases under the 2023 plan. See Note 18, Capital Stock for more information.
Funding of Postretirement Plans
The following table provides a summary of the funded status of our postretirement benefit plans.

	2025				2024
As of December 31	U.S. Pension	Non-U.S. Pension	Other Benefits	Total	U.S. Pension	Non-U.S. Pension	Other Benefits	Total
Fair value of plan assets	$—	$0.3	$—	$0.3	$—	$0.3	$—	$0.3
Projected benefit obligation	10.5	60.9	58.6	130.0	10.4	61.2	58.0	129.6
Funded status	$(10.5)	$(60.6)	$(58.6)	$(129.7)	$(10.4)	$(60.9)	$(58.0)	$(129.3)
Our non-U.S. pension plans, which are typically not funded due to local regulations, had a decrease in projected benefit obligation of $0.3 during 2025, primarily due to an actuarial gain of $6.8 and benefits paid of $3.7, offset by foreign currency translation of $7.8. Our other employee-related benefit plans are generally unfunded plans as well. The projected benefit obligation of these plans increased by $0.6 during 2025 due to interest costs of $2.6 and an actuarial loss of $1.7, offset by benefits paid of $3.9.
Contributions to our U.S. and non-U.S. pension and other postretirement plans were $9.0 and $10.5 during 2025 and 2024, respectively, which were used to fund participant benefits. We currently estimate 2026 contributions to our pension and other postretirement benefits plans of approximately $10.
See Note 16, Postretirement Benefit Plans, for additional financial information related to our postretirement obligations.
Contractual Obligations
The following table summarizes ITT’s commitment to make future payments under long-term contractual obligations as of December 31, 2025.

	Payments Due By Period
	Total	2026	2027 to 2028	2029 to 2030	Beyond 2031
Long-term debt	$783.6	$261.4	$521.9	$0.3	$—
Operating leases	95.2	27.3	34.5	14.8	18.6
Purchase obligations(a)	91.7	90.9	0.8	—	—
Postretirement benefit payments(b)	129.7	10.2	19.6	19.5	80.4
Other long-term obligations(c)	77.3	16.5	14.2	3.5	43.1
Total	$1,177.5	$406.3	$591.0	$38.1	$142.1
In addition to the amounts presented in the table above, we have recorded liabilities for uncertain tax positions of $9.5 in our Consolidated Balance Sheet as of December 31, 2025. This amount has been excluded from the contractual obligations table due to an inability to reasonably estimate the timing of payments in individual years.
(a)Represents unconditional purchase agreements that are enforceable and legally binding and that specify all significant terms to purchase goods or services, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase agreements that are cancellable without penalty have been excluded.
(b)Represents the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our pension and other employee-related benefit plans. See Note 16, Postretirement Benefit Plans, to the Consolidated Financial Statements for additional financial information related to our postretirement obligations.
(c)Other long-term obligations include amounts recorded in our Consolidated Balance Sheet as of December 31, 2025, including estimated environmental payments and employee compensation agreements. We estimate based on historical experience that we will spend, on average, approximately $4 to 8 per year on environmental investigation and remediation. A portion of our environmental investigation and remediation costs are legally mandated through various orders and agreements with state and federal oversight agencies. As of December 31, 2025, our recorded environmental liability was $56.1. See Note 19, Commitments and Contingencies, to the Consolidated Financial Statements for further information.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements represent transactions, agreements or other contractual arrangements with unconsolidated entities, where an obligation or contingent interest exists. Our off-balance sheet arrangements as of December 31, 2025 consist of indemnities related to acquisition and disposition agreements and certain third-party guarantees.
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
Guarantees
We had $219.1 of guarantees, letters of credit and similar arrangements outstanding as of December 31, 2025, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2025 as the likelihood of nonperformance by the underlying obligors is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our financial statements.
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

A reconciliation of revenue to organic revenue for the year ended December 31, 2025 is provided below.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total ITT
2025 Revenue	$1,428.2	$1,496.2	$1,017.0	$(2.9)	$3,938.5
Less: Acquisitions	—	26.1	135.4	—	161.5
Less: Foreign currency translation	44.0	15.7	5.0	(0.1)	64.6
2025 Organic revenue	1,384.2	1,454.4	876.6	(2.8)	3,712.4
2024 Revenue	1,447.8	1,361.0	825.1	(3.2)	3,630.7
Less: Divestitures	89.1	—	—	0.1	89.2
2024 Organic revenue	1,358.7	1,361.0	825.1	(3.3)	3,541.5
Organic revenue growth	$25.5	$93.4	$51.5		$170.9
Percentage change	1.9%	6.9%	6.2%		4.8%
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
Reconciliations of operating income to adjusted operating income for the years ended December 31, 2025 and 2024 are provided below.

Year Ended December 31, 2025	Motion Technologies	Industrial Process	Connect & Control Technologies	Corporate	ITT Inc.
Operating income	$275.9	$315.1	$178.2	$(84.7)	$684.5
Restructuring costs	9.4	8.2	3.7	—	21.3
Acquisition-related costs	—	0.8	0.9	9.5	11.2
Other special items	(0.1)	0.9	(1.0)	0.3	0.1
Adjusted operating income	$285.2	$325.0	$181.8	$(74.9)	$717.1
Operating margin	19.3%	21.1%	17.5%		17.4%
Adjusted operating margin	20.0%	21.7%	17.9%		18.2%

Year Ended December 31, 2024	Motion Technologies	Industrial Process	Connect & Control Technologies	Corporate	ITT Inc.
Operating income	$314.6	$278.4	$146.1	$(61.0)	$678.1
Gain on sale of Wolverine business	(47.8)	—	—	—	(47.8)
Restructuring costs	2.7	3.0	2.4	—	8.1
Acquisition-related costs	—	4.2	2.8	—	7.0
Other special items	(0.6)	—	—	—	(0.6)
Adjusted operating income	$268.9	$285.6	$151.3	$(61.0)	$644.8
Operating margin	21.7%	20.5%	17.7%		18.7%
Adjusted operating margin	18.6%	21.0%	18.3%		17.8%

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
Reconciliations of adjusted income from continuing operations attributable to ITT to income from continuing operations attributable to ITT and adjusted income from continuing operations attributable to ITT per diluted share to income from continuing operations attributable to ITT per diluted share (EPS) for the years ended December 31, 2025 and 2024 are provided below. Per share amounts are reported in ones and may not calculate due to rounding.

	2025		2024
	Income from Continuing Operations	EPS	Income from Continuing Operations	EPS
Reported	$488.1	$6.11	$520.0	$6.32
Restructuring costs	21.3	0.27	8.1	0.09
Acquisition-related costs(a)	13.3	0.17	7.0	0.08
Gain on sale of Wolverine business	—	—	(47.8)	(0.58)
Other pre-tax special items(b)	2.1	0.02	(0.6)	(0.01)
Net tax benefit of pre-tax special items	(8.0)	(0.10)	(3.3)	(0.04)
Other tax-related special items(c)(d)	20.1	0.25	0.5	0.02
Adjusted	$536.9	$6.72	$483.9	$5.88
(a)Acquisition-related costs for 2025 primarily relate to fees incurred to effectuate the agreement to acquire SPX FLOW, including $2.1 of interest-related costs.
(b)Other pre-tax special items for the full year 2025 include interest expense associated with uncertain tax positions.
(c)2025 includes tax expense on distributions of non-U.S. income of $12.6, tax expense on undistributed foreign earnings of $4.9, tax expense from tax rate change impacts of $1.8, and other tax expense special items of $0.8.
(d)2024 includes tax expense on distributions of $12.5, tax benefit from valuation allowance impacts of ($6.7), tax benefit on undistributed foreign earnings of ($5.7), tax benefit related to the Micro-Mode acquisition of ($2.2), tax expense from tax rate change impacts of $1.6, and other tax expense items totaling $1.0.

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
Our effective tax rate reflects the impact of foreign and U.S. taxes on the undistributed earnings of all foreign subsidiaries because these earnings are considered not indefinitely reinvested outside of the U.S.  ITT uses U.S. earnings and profits to estimate the undistributed local statutory foreign earnings.  ITT is indefinitely reinvested in the excess of financial reporting over tax basis in its foreign subsidiaries that exceeds undistributed U.S. earnings and profits.
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
Determining the fair value of a reporting unit or an indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions, and the identification of appropriate market comparable data. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also requires judgment. Goodwill is tested for impairment at the reporting unit level, which, based on the applicable accounting guidance, is either the operating segment or one level below (e.g., the divisions of our CCT segment). The fair value of our reporting units and indefinite-lived intangible assets are based on estimates and assumptions that are believed to be reasonable. Significant changes to these estimates and assumptions could adversely impact our conclusions. Actual future results may differ from those estimates. During the fourth quarter of 2025, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were substantially in excess of each of their carrying values. Had different reporting units been identified or had different valuation techniques or assumptions been utilized, the results of our impairment tests could have resulted in an impairment loss, which could have been material.
See Note 12, Goodwill and Other Intangible Assets, Net, to the Consolidated Financial Statements for more information.

Environmental Liabilities
We are subject to various federal, state, local, and foreign environmental laws and regulations that require environmental assessment or remediation efforts. Accruals for environmental exposures are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Significant judgment is required to determine both the likelihood of a loss and the estimated amount of loss. Engineering studies, probability techniques, historical experience, and other factors are used to identify and evaluate remediation alternatives and their related costs in estimating our reserve for environmental liabilities. Our environmental reserve of $56.1 at December 31, 2025, represents management’s estimate of undiscounted costs expected to be incurred related to environmental assessment or remediation efforts, including related legal fees, without regard to potential recoveries from insurance companies or other third parties. Our estimated liability is reduced to reflect the participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective share of the relevant costs and that share can be reasonably estimated. Our environmental accruals are reviewed quarterly and adjusted if needed based on progress of investigation and remediation efforts and as additional technical or legal information become available, such as the impact of negotiations with regulators and other potentially responsible parties, settlements, rulings, advice of legal counsel, and other current information.
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
Although it is not possible to predict with certainty the ultimate costs of environmental remediation, the reasonably possible high-end of our estimated environmental liability range at December 31, 2025 was $97.3. See Note 19, Commitments and Contingencies, to the Consolidated Financial Statements for more information.
Recent Accounting Pronouncements
See Note 2, Recent Accounting Pronouncements, to the Consolidated Financial Statements for a complete discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of our global operating and financing activities, we are exposed to various market risks, including from changes in foreign currency exchange rates, interest rates and commodity prices, which may adversely affect our operating results and financial position. The impact from changes in market conditions is generally minimized through our normal operating and financing activities. However, we may use derivative instruments, primarily foreign currency options and forward contracts, interest rate swaps and futures contracts, to manage some of these risks. We do not use derivative financial instruments for trading or other speculative purposes. To minimize the risk of counterparty non-performance, derivative instruments are entered into with major financial institutions and there is no significant concentration with any one counterparty.
Foreign Currency Risk
Foreign currency risk is the possibility that our financial results could be adversely impacted because of changes in currency exchange rates. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Our principal currency exposures relate to the Euro, Chinese renminbi, Czech koruna, South Korean won, Saudi riyal, Danish krone, Polish zloty, and Mexican peso.

Based on a sensitivity analysis, a hypothetical 10% change in the foreign currency exchange rates for the year ended December 31, 2025 would have impacted our pre-tax earnings by approximately $48. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. To mitigate this risk, from time to time, we enter into derivative financial instruments (e.g., forward contracts) with creditworthy counterparties. The aforementioned sensitivity analysis does not take into account the impact of any derivative financial instruments entered into.
Interest Rate Risk
Interest rate risk is the possibility that our financial results could be adversely impacted because of changes in interest rates. The Company’s exposure to changes in interest rates relates primarily to the Company’s outstanding floating rate, which consists primarily of commercial paper and the 2025 Term Loan. While the Company is exposed to global interest rate fluctuations, it is most affected by fluctuations in U.S. interest rates. Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents, derivative financial instruments and the fair value of those instruments, as well as costs associated with hedging and interest paid on the Company’s outstanding debt.
During 2023, central banks around the world raised interest rates to counter inflation. Despite the rate cuts in 2024 and 2025, high interest rates continue to impact our cost of debt and may adversely impact customer behavior, including demand for our products. These conditions have contributed to a strengthening of the U.S. dollar relative to foreign currencies, which has resulted in unfavorable foreign currency translation impacts.
As of December 31, 2025, our outstanding commercial paper was $258.0, with a weighted average interest rate of 2.42% and our outstanding long-term debt was $520.0, with a variable annual interest of 4.72%. We estimate that a hypothetical increase in interest rates of 100 basis points would result in approximately $7.8 of additional annual interest expense based on current borrowing levels. Our sensitivity to interest rate fluctuations will increase following the completion of the pending SPX FLOW acquisition due to the expected $2.8 billion in long-term debt financing of the transaction.
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
The cost of raw materials, including commodities such as steel, that we use in our production processes typically increases each year. The impact of higher commodity prices on our financial results during 2025 was partially mitigated by fixed-price supply contracts with suppliers as well as by pricing actions.
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
(a) Evaluation of Disclosure Controls and Procedures
The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2025. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures are effective.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Management based this assessment on criteria for effective internal control over financial reporting described in the 2013 "Internal Control — Integrated Framework" released by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management's assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2025, the Company maintained effective internal control over financial reporting.
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
(c) Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2025, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 (the General License) by the Office of Foreign Assets Control. As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were €2.2 million and €1.5 million, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of €1.3 million (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through December 31, 2025, however, Bornemann did pay annual fees of approximately €7 thousand during each of the past three years, to the German financial institution which is maintaining the Bond.
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, no director or executive officer of the Company adopted, modified, or terminated a trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1(c) under the Exchange Act or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of ITT Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ITT Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 9, 2026, expressed an unqualified opinion on those financial statements.
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
February 9, 2026

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is incorporated by reference from the information provided under the sections entitled "Voting Items," "How to Vote," "Election of Directors (Proxy Item No. 1)," "Corporate Governance and Related Matters-Board and Committee Structure-Overview of Committees-Audit Committee" and "Audit Committee Report" in our Proxy Statement for the 2026 Annual Meeting of Shareholders (2026 Proxy Statement).
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
Pursuant to New York Stock Exchange (NYSE) Listing Company Manual Section 303A.12(a), the Company submitted a Section 12(a) CEO Certification to the NYSE in 2025. The Company also filed with the SEC, as exhibits to the Company’s current Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 is incorporated by reference to the discussion under the headings "2025 Non-Management Director Compensation," "Compensation Tables," "Compensation Discussion and Analysis," "Compensation and Human Capital Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our 2026 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is incorporated by reference to the discussion under the caption "Other Matters - Stock Ownership of Directors, Executive Officers, and Certain Shareholders," and "Equity Compensation Plan Information" in our 2026 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the discussions under the captions "Corporate Governance and Related Matters-Board and Governance Policies-Policies for Approving Related Party Transactions" and "Directors’ Qualification and Selection Process-Director Independence" in our 2026 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about the fees for 2025 and 2024 for professional services rendered by our independent registered public accounting firm is incorporated by reference to the discussion under the heading "Ratification of Appointment of the Independent Registered Public Accounting Firm (Proxy Item No. 2)" of our 2026 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is also incorporated by reference to the discussion under the heading "Ratification of Appointment of the Independent Registered Public Accounting Firm (Proxy Item No. 2)" of our 2026 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as a part of this report:
1.See Index to Consolidated Financial Statements appearing on page 53 for a list of the financial statements filed as a part of this report.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ITT Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, effective January 1, 2025, the Company has elected to change its method of accounting for determining the cost for certain inventories from a last-in, first-out (LIFO) basis to a first-in, first-out (FIFO) basis for all inventories previously accounted for under LIFO.
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
•Performed site visits of certain business units across various geographies to perform revenue recognition testing and observe the Company's process, products, and arrangements.
•Performed detail transaction testing of revenue recognition at certain business units by (1) evaluating the terms of revenue contracts and the appropriateness of management’s determination of revenue recognition; (2) agreeing amounts recorded to source documents to determine the revenue was properly recognized.
•Performed substantive analytical procedures at certain business units by developing independent expectations for point in time revenue and comparing the expectations to the point in time revenue recorded by the Company.
•Evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed over revenue recognition.

/s/	Deloitte & Touche LLP
Stamford, Connecticut
February 9, 2026

We have served as the Company's auditor since 2002.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) YEARS ENDED DECEMBER 31	2025	2024	2023
Revenue	$3,938.5	$3,630.7	$3,283.0
Costs of revenue	2,546.1	2,381.3	2,173.4
Gross profit	1,392.4	1,249.4	1,109.6
General and administrative expenses	368.4	297.1	294.4
Sales and marketing expenses	228.7	205.7	174.0
Research and development expenses	110.8	116.3	102.6
(Gain) loss on sale of businesses	—	(47.8)	8.1
Operating income	684.5	678.1	530.5
Interest expense	48.1	36.6	19.2
Interest income	(10.7)	(6.6)	(8.8)
Other non-operating income, net	(4.4)	(1.6)	(1.7)
Income from continuing operations before income tax	651.5	649.7	521.8
Income tax expense	160.1	126.3	105.4
Income from continuing operations	491.4	523.4	416.4
Loss from discontinued operations, net of tax benefit of $0.0, $0.0, and $0.3, respectively	(0.1)	(0.1)	(0.9)
Net income	491.3	523.3	415.5
Less: Income attributable to noncontrolling interests	3.3	3.4	3.3
Net income attributable to ITT Inc.	$488.0	$519.9	$412.2

Amounts attributable to ITT Inc.:
Income from continuing operations, net of tax	$488.1	$520.0	$413.1
Loss from discontinued operations, net of tax	(0.1)	(0.1)	(0.9)
Net income	$488.0	$519.9	$412.2

Earnings (loss) per share attributable to ITT Inc.:
Basic:
Continuing operations	$6.15	$6.36	$5.02
Discontinued operations	—	—	(0.01)
Net income	$6.15	$6.36	$5.01
Diluted:
Continuing operations	$6.11	$6.32	$5.00
Discontinued operations	—	—	(0.02)
Net income	$6.11	$6.32	$4.98
Weighted average common shares – basic	79.4	81.8	82.3
Weighted average common shares – diluted	79.9	82.3	82.7
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Statements of Operations.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS) YEARS ENDED DECEMBER 31	2025	2024	2023
Net income	$491.3	$523.3	$415.5
Other comprehensive income (loss):
Net foreign currency translation adjustment	119.0	(91.2)	17.6
Net change in postretirement benefit plans, net of tax impacts of $(1.2), $(1.5), and $1.7, respectively	(3.2)	4.8	(5.2)
Other comprehensive (loss) income	115.8	(86.4)	12.4
Comprehensive income	607.1	436.9	427.9
Less: Comprehensive income attributable to noncontrolling interests	3.3	3.4	3.3
Comprehensive income attributable to ITT Inc.	$603.8	$433.5	$424.6
Disclosure of reclassification adjustments and other adjustments to postretirement benefit plans (See Note 15)
Reclassification adjustments:
Amortization of prior service benefit, net of tax expense of $1.4, $1.3, and $1.4, respectively	$(4.3)	$(4.4)	$(4.6)
Amortization of net actuarial loss, net of tax benefit of $(0.2), $0.1, and $0.0, respectively	(0.4)	0.4	0.1
Loss on plan settlement, net of tax benefit of $0.0, $0.2, and $0.0, respectively	(0.1)	(0.7)	—
Other adjustments:
Prior service (cost) benefit, net of tax benefit (expense) of $0.0, $0.2, and $0.0, respectively	—	(0.3)	—
Net actuarial gain (loss), net of tax (expense) benefit of $(2.8), $(3.1), and $0.3, respectively	1.8	9.4	(0.5)
Unrealized change from foreign currency translation	(0.2)	0.4	(0.2)
Net change in postretirement benefit plans, net of tax	$(3.2)	$4.8	$(5.2)
Disclosure of reclassification adjustments to cumulative translation adjustment
Cumulative translation adjustment loss recognized on divestiture of businesses	$—	$3.6	$—
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Statements of Comprehensive Income.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) DECEMBER 31	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,742.9	$439.3
Receivables, net	756.1	703.0
Inventories	671.9	612.3
Other current assets	183.4	131.2
Total current assets	3,354.3	1,885.8
Non-current assets:
Plant, property and equipment, net	627.0	577.2
Goodwill	1,511.2	1,430.1
Other intangible assets, net	432.6	454.1
Other non-current assets	385.3	384.1
Total non-current assets	2,956.1	2,845.5
Total assets	$6,310.4	$4,731.3
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$261.3	$427.6
Accounts payable	465.0	458.4
Accrued and other current liabilities	572.0	447.2
Total current liabilities	1,298.3	1,333.2
Non-current liabilities:
Non-current portion of long-term debt	521.5	232.6
Postretirement benefits	120.0	119.0
Other non-current liabilities	279.3	260.7
Total non-current liabilities	920.8	612.3
Total liabilities	2,219.1	1,945.5
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and Outstanding – 85.9 and 81.5 shares, respectively	85.9	81.5
Capital in excess of par value	1,313.9	—
Retained earnings	2,987.1	3,115.6
Accumulated other comprehensive loss:
Postretirement benefits	—	3.2
Cumulative translation adjustments	(302.5)	(421.5)
Total accumulated other comprehensive loss	(302.5)	(418.3)
Total ITT Inc. shareholders' equity	4,084.4	2,778.8
Noncontrolling interests	6.9	7.0
Total shareholders’ equity	4,091.3	2,785.8
Total liabilities and shareholders’ equity	$6,310.4	$4,731.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Balance Sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS) YEARS ENDED DECEMBER 31	2025	2024	2023
Operating Activities
Income from continuing operations attributable to ITT Inc.	$488.1	$520.0	$413.1
Adjustments to income from continuing operations:
Depreciation and amortization	143.2	137.3	109.2
Equity-based compensation	36.2	25.9	20.2
Deferred income tax expense (benefit)	4.6	(20.6)	(27.6)
(Gain) loss on sale of businesses	—	(47.8)	8.1
Other non-cash charges, net	34.1	30.9	28.9
Changes in assets and liabilities:
Change in receivables	(10.3)	(43.2)	(39.2)
Change in inventories	(24.6)	—	(36.7)
Change in contract assets	(15.7)	(7.9)	(0.3)
Change in contract liabilities	41.9	(0.9)	23.1
Change in accounts payable	(18.8)	1.8	26.3
Change in accrued expenses	56.1	(10.8)	47.6
Change in income taxes	(15.9)	(1.6)	6.0
Other, net	(50.1)	(20.5)	(40.7)
Net Cash – Operating activities	668.8	562.6	538.0
Investing Activities
Capital expenditures	(121.3)	(123.9)	(107.6)
Proceeds from government incentives	7.9	—	—
Proceeds from sale of business	—	177.9	11.5
Acquisitions, net of cash acquired	(6.8)	(864.8)	(79.3)
Payments to acquire interest in unconsolidated subsidiaries	(1.6)	(2.6)	(2.5)
Other, net	2.0	(4.5)	(3.1)
Net Cash – Investing activities	(119.8)	(817.9)	(181.0)
Financing Activities
Commercial paper, net borrowings	(212.3)	239.5	(266.0)
Long-term debt issued, net of debt issuance costs	749.0	763.9	—
Long-term debt repayments	(462.0)	(537.4)	(2.2)
Share repurchases under repurchase plan	(521.0)	(104.5)	(60.0)
Payments for taxes related to net share settlement of stock incentive plans	(13.7)	(14.2)	(7.2)
Dividends paid	(111.0)	(104.7)	(95.8)
Proceeds from issuance of common stock	1,314.1	—	—
Other, net	(14.2)	(7.7)	(1.1)
Net Cash – Financing activities	728.9	234.9	(432.3)
Exchange rate effects on cash and cash equivalents	26.3	(29.0)	3.6
Net cash from discontinued operations – operating activities	(0.5)	(0.5)	(0.3)
Net change in cash and cash equivalents	1,303.7	(49.9)	(72.0)
Cash and cash equivalents – beginning of year (includes restricted cash of $0.7, $0.7, and $0.7, respectively)	440.0	489.9	561.9
Cash and cash equivalents – end of year (includes restricted cash of $0.8, $0.7, and $0.7, respectively)	$1,743.7	$440.0	$489.9
Supplemental Disclosures of Cash Flow and Non-Cash Information:
Cash paid for Interest	$41.7	$33.4	$15.7
Cash paid for Income taxes, net of refunds received	$151.6	$128.6	$113.1
Capital expenditures included in accounts payable	$17.1	$31.2	$25.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of the above Consolidated Statements of Cash Flows.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN MILLIONS, EXCEPT SHARE AMOUNTS)	Common Stock		Capital in excess of par value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
December 31, 2022, As previously reported	82.7	$82.7	$—	$2,509.7	$(344.3)	$9.3	$2,257.4
Inventory accounting method change	—	—	—	12.9	—	—	12.9
December 31, 2022 ( As adjusted)	82.7	$82.7	—	$2,522.6	$(344.3)	$9.3	$2,270.3
Net income	—	—	—	412.2	—	3.3	415.5
Activity from stock incentive plans	0.2	0.2	—	20.6	—	—	20.8
Share repurchases	(0.7)	(0.7)	—	(59.8)	—	—	(60.5)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	—	(7.1)	—	—	(7.2)
Dividends declared ($1.160 per share)	—	—	—	(95.9)	—	—	(95.9)
Dividend to noncontrolling interest	—	—	—	—	—	(1.7)	(1.7)
Net change in postretirement benefit plans, net of tax	—	—	—	—	(5.2)	—	(5.2)
Net foreign currency translation adjustment	—	—	—	—	17.6	—	17.6
December 31, 2023	82.1	82.1	—	2,792.6	(331.9)	10.9	2,553.7
Net income	—	—	—	519.9	—	3.4	523.3
Activity from stock incentive plans	0.3	0.3	—	26.1	—	—	26.4
Share repurchases	(0.8)	(0.8)	—	(104.0)	—	—	(104.8)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	—	(14.1)	—	—	(14.2)
Dividends declared ($1.276 per share)	—	—	—	(104.8)	—	—	(104.8)
Dividend to noncontrolling interest	—	—	—	—	—	(2.3)	(2.3)
Acquisition of noncontrolling interest	—	—	—	(0.1)	—	(4.9)	(5.0)
Net change in postretirement benefit plans, net of tax	—	—	—	—	4.8	—	4.8
Net foreign currency translation adjustment	—	—	—	—	(91.2)	—	(91.2)
Other	—	—	—	—	—	(0.1)	(0.1)
December 31, 2024	81.5	81.5	—	3,115.6	(418.3)	7.0	2,785.8
Net income	—	—	—	488.0	—	3.3	491.3
Shares issued	8.1	8.1	1,305.5	1.3	—	—	1,314.9
Activity from stock incentive plans	0.2	0.2	8.4	28.1	—	—	36.7
Share repurchases	(3.8)	(3.8)		(521.2)	—	—	(525.0)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	—	(13.7)	—	—	(13.8)
Dividends declared ($1.404 per share)	—	—	—	(111.0)	—	—	(111.0)
Dividend to noncontrolling interest	—	—	—	—	—	(3.3)	(3.3)
Net change in postretirement benefit plans, net of tax	—	—	—	—	(3.2)	—	(3.2)
Net foreign currency translation adjustment	—	—	—	—	119.0	—	119.0
Other	—	—	—	—	—	(0.1)	(0.1)
December 31, 2025	85.9	85.9	1,313.9	2,987.1	(302.5)	6.9	4,091.3
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
We retrospectively applied this change in accounting principle to all prior periods and recorded a cumulative effect adjustment to increase the January 1, 2025 and January 1, 2024 inventory balance by $21.1 and $19.1, respectively, with an increase to retained earnings of $16.2 and $14.6, respectively, net of tax. The Consolidated Statement of Operations, Consolidated Statement of Comprehensive Income, Consolidated Statement of Cash Flows and Consolidated Statement of Changes in Shareholders’ Equity and the Consolidated Balance Sheet as of December 31, 2024 and December 31, 2023, and the related Notes to the Consolidated Financial Statements have been adjusted to reflect the change in accounting principle.
The impact of the change in accounting method on our previously issued financial statements is presented in the following tables:

	Year ended December 31, 2024			Year Ended December 31, 2023
Consolidated Statements of Operations	As Computed LIFO	As Computed FIFO	Effect of change	As Computed LIFO	As Computed FIFO	Effect of change
Cost of revenue	$2,383.4	$2,381.3	$(2.1)	$2,175.7	$2,173.4	$(2.3)
Gross profit	1,247.3	1,249.4	2.1	1,107.3	1,109.6	2.3
Operating income	676.0	678.1	2.1	528.2	530.5	2.3
Income from continuing operations before income taxes	647.6	649.7	2.1	519.5	521.8	2.3
Income tax expense	125.8	126.3	0.5	104.8	105.4	0.6
Income from continuing operations	521.8	523.4	1.6	414.7	416.4	1.7
Net Income	521.7	523.3	1.6	413.8	415.5	1.7
Net income attributable to ITT Inc.	518.3	519.9	1.6	410.5	412.2	1.7
Income from continuing operations, net of tax	$518.4	$520.0	$1.6	$411.4	$413.1	$1.7

Earnings per share attributable to ITT Inc.:
Basic:
Continuing Operations	$6.34	$6.36	$0.02	$5.00	$5.02	$0.02
Net Income	$6.34	$6.36	$0.02	$4.99	$5.01	$0.02

Diluted:
Continuing operations	$6.30	$6.32	$0.02	$4.97	$5.00	$0.03
Net income	$6.30	$6.32	$0.02	$4.96	$4.98	$0.02

Consolidated Statements of Comprehensive Income
Net income	$521.7	$523.3	$1.6	$413.8	$415.5	$1.7
Comprehensive income	435.3	436.9	1.6	426.2	427.9	1.7
Comprehensive income attributable to ITT Inc.	$431.9	$433.5	$1.6	$422.9	$424.6	$1.7

Consolidated Statements of Cash Flows
Income from continuing operations	$518.4	$520.0	$1.6	$411.4	$413.1	$1.7
Change in inventories	$2.0	$—	$(2.0)	$(34.4)	$(36.7)	$(2.3)
Change in income taxes	$(2.1)	$(1.6)	$0.5	$5.4	$6.0	$0.6

	As of December 31, 2024
Consolidated Balance Sheet	As Computed LIFO	As Computed FIFO	Effect of change
Inventories, net	$591.2	$612.3	$21.1
Total current assets	1,864.7	1,885.8	21.1
Other non-current assets	384.6	384.1	(0.5)
Total non-current assets	2,846.0	2,845.5	(0.5)
Total assets	4,710.7	4,731.3	20.6
Other non-current liabilities	256.3	260.7	4.4
Total non-current liabilities	607.9	612.3	4.4
Total liabilities	1,941.1	1,945.5	4.4
Retained Earnings	3,099.4	3,115.6	16.2
Total ITT Inc. shareholders' equity	2,762.6	2,778.8	16.2
Total shareholders' equity	2,769.6	2,785.8	16.2
Total liabilities and equity	$4,710.7	$4,731.3	$20.6
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
Research & Development
Research and development activities are charged to expense as incurred. R&D as a percentage of sales was 2.8%, 3.2%, and 3.1% during 2025, 2024 and 2023, respectively.
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
Cash and Cash Equivalents
ITT considers all highly liquid investments purchased with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents primarily include fixed-maturity time deposits and money market investments. Restricted cash was $0.8 as of December 31, 2025 and $0.7 December 31, 2024. Restricted cash is presented within Other current assets and Other non-current assets in our Consolidated Balance Sheets.
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
Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising ITT’s customer base and their dispersion across many different industries and geographic regions. However, our largest customer represented approximately 8% and 7% of the total outstanding trade accounts receivable balance as of December 31, 2025 and December 31, 2024, respectively. Occasionally, we enter into notes receivables with certain of our customers. These notes receivables have maturities of six to 12 months and are guaranteed by reputable banks. ITT performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.
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
Investments
Investments in fixed-maturity time deposits having an original maturity exceeding three months at the time of purchase, referred to as short-term time deposits, are classified as held-to-maturity and are recorded at amortized cost, which approximates fair value. There were no short-term time deposits held as of December 31, 2025 and December 31, 2024.
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
Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of the balance sheet date. The Company’s investments in COLI policies are included in other non-current assets in our Consolidated Balance Sheets and were $142.0 and $135.1 at December 31, 2025 and 2024, respectively. Changes in the cash surrender value during the period generally reflect gains or losses in the fair value of assets, premium payments, and policy redemptions. Gains from COLI investments of $6.1, $4.6, and $4.2 were recorded within General and administrative expenses in our Consolidated Statements of Operations during years ended December 31, 2025, 2024 and 2023, respectively. Cash receipts from COLI policies were $0.0, $0.3, and $0.0 during 2025, 2024, and 2023, respectively, and are recognized in investing activities in our Consolidated Statements of Cash Flows.
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
Government Incentives
The Company operates manufacturing, engineering, and distribution facilities in multiple jurisdictions and may receive government incentives from federal, state, local, and foreign authorities. These government incentives support capital investment, manufacturing, research and development, employment, and environmental initiatives. In the absence of specific U.S. GAAP guidance, the Company applies a policy by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance (IAS 20) and recognizes government incentives when there is reasonable assurance that we will comply with all the conditions of the government incentive and the government incentive will be received.

Government incentives may favorably impact the Company’s results of operations, cash flows, and financial position depending on the nature and timing of the programs. Government incentives related to capital expenditures are recorded as a reduction of the related Plant, Property and Equipment, Net of the Consolidated Balance Sheets and recognized as a reduction of depreciation expense over the asset’s useful life, while government incentives related to research and development activities are recognized as a reduction of research and development expense within the Consolidated Statements of Operations. Cash receipts are classified based on the nature of the government incentives, with government incentives related to capital investments presented as investing activities and government incentives related to research and development costs presented as operating activities within the Consolidated Statement of Cash Flows.
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
For transactions denominated in other than the functional currency, revenue and expenses are remeasured at average exchange rates in effect during the reporting period in which the transactions occurred, except for expenses related to nonmonetary assets and liabilities. Transaction gains or losses from foreign currency remeasurement are reported in General and administrative expenses in our Consolidated Statements of Operations. During the years ended December 31, 2025, 2024, and 2023, we recognized transaction losses of $9.7, $2.8 and $7.0, respectively.
Derivative Financial Instruments
From time to time, the Company may use derivative financial instruments, primarily foreign currency forward and option contracts, to mitigate exposure from foreign currency exchange rate fluctuations as it pertains to receipts from customers, payments to suppliers and intercompany transactions; as well as from commodity price fluctuations. We record derivatives at their fair value as either an asset or liability. For derivatives not designated as hedges, adjustments to reflect changes in the fair value of our derivatives are included in earnings. For cash flow hedges that qualify and are designated for hedge accounting, the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive loss and subsequently recognized in earnings when the hedged transaction affects earnings. Any ineffective portion is recognized immediately in earnings. As of December 31, 2025 and 2024, no derivatives were designated as hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. Derivative contracts involve the risk of non-performance by the counterparty. The fair value of our foreign currency contracts is determined using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date. See Note 21, Derivative Financial Instruments, for additional information.
Related Parties
Under Accounting Standards Codification (ASC) Topic 850, Related Party Disclosures, related party transactions include those between: (a) a parent entity and its subsidiaries; (b) subsidiaries of a common parent; (c) an entity and trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of the entity’s management; (d) an entity and its principal owners, management, or members of their immediate families; and (e) affiliates. There were no material related party transactions during 2025, 2024 or 2023.
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
Recently adopted accounting pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendment also includes other changes to improve the effectiveness of income tax disclosures, including further disaggregation of income taxes paid for individually significant jurisdictions. We adopted this guidance prospectively for the year ending December 31, 2025. See Note 6, Income Taxes, for more information.
Recently issued accounting pronouncements not yet adopted
In December 2025, the FASB issued ASU 2025‑10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU establishes comprehensive guidance on the recognition, measurement, and presentation of monetary and tangible nonmonetary government grants received by business entities. The standard excludes certain arrangements from its scope, such as income tax credits, government guarantees, below‑market loans, and transfers of intangible assets or services. This new guidance requires entities to apply a recognition and measurement model largely aligned with principles in IAS 20, while incorporating targeted improvements specific to U.S. GAAP. The standard also introduces expanded disclosure requirements, including information about the nature of government grants, significant terms and conditions, and the financial statement line items affected. ASU 2025-10 is effective for public business entities for annual periods beginning after December 15, 2028, and for all other entities for annual periods beginning after December 15, 2029, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements, however based on preliminary review, we do not expect the adoption to have a material impact on our financial position, results of operations, or cash flows. We also note that we maintain an existing accounting policy for government grants, which is included in Note 1, Description of Business and Basis of Presentation.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income-Expense disaggregation disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. This ASU requires disclosure of specified information about certain costs and expenses in the notes to financial statements. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU should be applied on a prospective basis. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our financial statements, and expect to adopt this ASU for the year ending December 31, 2027.
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
Industrial Process manufactures engineered fluid process equipment serving a diversified mix of customers in global industries such as chemical, energy, marine, mining, and other industrial process markets and is a provider of pumps, valves, and aftermarket services and parts.
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

For the Year Ended December 31, 2025	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Revenue	$1,428.2	$1,496.2	$1,017.0	$3,941.4
Other / Eliminations				(2.9)
Consolidated revenue				$3,938.5
Costs of revenue(a)	991.9	898.9	658.3
Selling, general and administrative expenses(a)	115.0	257.4	142.9
Research and development expenses(a)	45.4	24.8	37.6
Segment operating income	275.9	315.1	178.2	769.2
Other corporate costs				(84.7)
Interest expense				(48.1)
Interest income				10.7
Other non-operating income, net				4.4
Income from continuing operations before income tax				$651.5

For the Year Ended December 31, 2024	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Revenue	$1,447.8	$1,361.0	$825.1	$3,633.9
Other / Eliminations				(3.2)
Consolidated revenue				$3,630.7
Costs of revenue(a)	1,016.7	842.1	526.1
Selling, general and administrative expenses(a)	110.7	215.7	117.7
Research and development expenses(a)	54.0	24.6	34.5
Other segment expenses(b)	(48.2)	0.2	0.7
Segment operating income	314.6	278.4	146.1	739.1
Other corporate costs				(61.0)
Interest expense				(36.6)
Interest income				6.6
Other non-operating income, net				1.6
Income from continuing operations before income tax				$649.7

For the Year Ended December 31, 2023	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Revenue	$1,457.8	$1,129.6	$699.4	$3,286.8
Other / Eliminations				(3.8)
Consolidated revenue				$3,283.0
Costs of revenue(a)	1,053.3	676.1	447.8
Selling, general and administrative expenses(a)	122.4	192.5	103.2
Research and development expenses(a)	51.8	15.0	32.7
Other segment expenses(b)	(0.5)	0.1	8.2
Segment operating income	230.8	245.9	107.5	584.2
Other corporate costs				(53.7)
Interest expense				(19.2)
Interest income				8.8
Other non-operating income, net				1.7
Income from continuing operations before income tax				$521.8
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

For the Year Ended December 31	2025	2024	2023
Motion Technologies	19.3%	21.7%	15.8%
Industrial Process	21.1%	20.5%	21.8%
Connect & Control Technologies	17.5%	17.7%	15.4%
The following table presents our assets as of December 31, 2025 and 2024, as well as our capital expenditures and depreciation and amortization expense for the years ended December 31, 2025, 2024, and 2023, by segment.

	Assets		Capital Expenditures			Depreciation and Amortization
	2025	2024	2025	2024	2023	2025	2024	2023
Motion Technologies	$1,257.3	$1,186.6	$75.0	$75.3	$72.0	$59.8	$61.5	$64.4
Industrial Process	1,993.2	1,819.8	24.5	34.2	17.7	37.0	45.9	21.9
Connect & Control Technologies	1,332.5	1,326.8	19.9	13.1	16.1	43.3	27.5	20.3
Corporate and Other(a)	1,727.4	398.1	1.9	1.3	1.8	3.1	2.4	2.6
Total	$6,310.4	$4,731.3	$121.3	$123.9	$107.6	$143.2	$137.3	$109.2
(a)    Total assets for Corporate and Other as of December 31, 2025 reflect an increase in cash and equivalents of approximately $1.3 billion resulting from the issuance of common stock intended to be utilized to finance a portion of the pending SPX FLOW acquisition. See Note 18, Capital Stock, for additional information.

The following table displays consolidated revenue by geographic region. Revenue is attributed to individual regions based on the destination of the product or service delivery.

For the Year Ended December 31, 2025	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
North America(a)	$232.3	$720.8	$716.9	$(2.3)	$1,667.7
Europe(b)	769.4	224.6	153.0	(0.5)	1,146.5
Asia(c)	407.0	217.1	107.4	(0.1)	731.4
Middle East and Africa	2.3	214.7	29.3	—	246.3
South America	17.2	119.0	10.4	—	146.6
Total	$1,428.2	$1,496.2	$1,017.0	$(2.9)	$3,938.5

For the Year Ended December 31, 2024
North America(a)	$256.5	$714.6	$539.0	$(2.8)	$1,507.3
Europe(b)	787.4	176.2	144.6	(0.3)	1,107.9
Asia(c)	384.7	190.6	95.2	(0.1)	670.4
Middle East and Africa	1.2	165.9	32.6	—	199.7
South America	18.0	113.7	13.7	—	145.4
Total	$1,447.8	$1,361.0	$825.1	$(3.2)	$3,630.7

For the Year Ended December 31, 2023
North America(a)	$265.2	$660.9	$441.1	$(3.7)	$1,363.5
Europe(b)	802.7	109.1	134.8	—	1,046.6
Asia(c)	370.1	118.5	84.1	(0.1)	572.6
Middle East and Africa	1.5	139.6	28.4	—	169.5
South America	18.3	101.5	11.0	—	130.8
Total	$1,457.8	$1,129.6	$699.4	$(3.8)	$3,283.0
(a)Includes revenue of $1,365.3, $1,197.6, and $1,075.8 from the United States for 2025, 2024, and 2023, respectively.
(b)Includes revenue of $365.2, $385.9, and $387.8 from Germany for 2025, 2024, and 2023, respectively.
(c)Includes revenue of $465.4, $445.3, and $351.8 from China for 2025, 2024, and 2023, respectively.
The following table displays Plant, Property and Equipment (PPE), net by geographic region.

As of December 31	2025	2024
North America(a)	$166.7	$160.4
Europe(b)	328.7	300.6
Asia(c)	100.9	91.7
Middle East and Africa	26.7	22.4
South America	4.0	2.1
Total	$627.0	$577.2
(a)Includes PPE, net of $135.6 and $113.0 in the United States as of December 31, 2025 and 2024, respectively.
(b)Includes PPE, net of $171.5 and $154.8 in Italy as of December 31, 2025 and 2024, respectively.
(c)Includes PPE, net of $70.5 and $62.3 in China as of December 31, 2025 and 2024, respectively.

NOTE 4
REVENUE
The following table represents our revenue disaggregated by end market.

For the Year Ended December 31, 2025	Motion Technologies	Industrial Process	Connect & Control Technologies	Eliminations	Total
Auto and rail	$1,414.0	$—	$—	$—	$1,414.0
Chemical and industrial pumps	—	955.7	—	—	955.7
Aerospace and defense	10.6	—	712.0	—	722.6
General industrial	3.6	—	251.9	(2.9)	252.6
Energy	—	540.5	53.1	—	593.6
Total	$1,428.2	$1,496.2	$1,017.0	$(2.9)	$3,938.5

For the Year Ended December 31, 2024
Auto and rail	$1,423.6	$—	$—	$—	$1,423.6
Chemical and industrial pumps	—	905.3	—	—	905.3
Aerospace and defense	7.9	—	511.6	—	519.5
General industrial	16.3	—	259.0	(3.2)	272.1
Energy	—	455.7	54.5	—	510.2
Total	$1,447.8	$1,361.0	$825.1	$(3.2)	$3,630.7

For the Year Ended December 31, 2023
Auto and rail	$1,423.7	$—	$—	$(0.1)	$1,423.6
Chemical and industrial pumps	—	893.0	—	(0.1)	892.9
Aerospace and defense	8.4	—	377.3	—	385.7
General industrial	25.7	—	270.7	(3.6)	292.8
Energy	—	236.6	51.4	—	288.0
Total	$1,457.8	$1,129.6	$699.4	$(3.8)	$3,283.0
Revenue recognized related to our Industrial Process segment primarily consists of pumps, valves and plant optimization systems and related services which serve the general industrial, energy, chemical and petrochemical, pharmaceutical, mining, pulp and paper, food and beverage, and power generation markets. Many of Industrial Process’s products are highly engineered and customized to our customer needs and therefore do not have an alternative use. For these longer term design and build projects, if the contract states that we also have an enforceable right to payment, we recognize revenue over time using the cost-to-cost method as we satisfy the performance obligations identified in the contract. If no right to payment exists, revenue is recognized at a point in time, generally based on shipping terms. A majority of our design and build project contracts currently do not have a right to payment. For pumps that do have an alternative use to us, revenue is recognized at a point in time. Revenue on service and repair contracts represents less than 4% of consolidated ITT revenue in 2025 and less than 5% in both 2024 and 2023 and is recognized after the services have been rendered or over the service contract period.
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

As of December 31	2025	2024
Current contract assets	$50.9	$34.4
Noncurrent contract assets	2.6	1.9
Current contract liabilities	(175.7)	(119.3)
Noncurrent contract liabilities	(4.7)	(4.4)
Our net contract liability increased $39.5 during 2025, primarily due to timing of cash receipts relative to project performance within our IP segment. During 2025, we recognized revenue of $84.2 related to contract liabilities at December 31, 2024.
The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations, or backlog, was $1,876.4 as of December 31, 2025. Of this amount, we expect to recognize approximately 80% to 85% of revenue during 2026 and the remainder thereafter. Our backlog generally represents firm orders that have been received, acknowledged, and entered into our production systems. However, within certain businesses in MT, our customers include automotive OEMs and we may win an award on an automotive platform several years in advance based on estimated levels of future automotive production. These awards allow for the customer to adjust their production levels at any time and therefore are not considered firm orders. Within these businesses we believe orders are firm upon receipt of the customer purchase order, which may require us to fulfill the order in as little as one week. As such, our backlog at any point in time for these businesses is not believed to be significant and therefore has been excluded from the total backlog amount.
As of December 31, 2025 and 2024, deferred contract costs, net were $3.0 and $3.2, respectively, primarily related to pre-contract costs.
NOTE 5
RESTRUCTURING ACTIONS
From time to time, we initiate restructuring actions to optimize our cost structure, improve operational efficiencies, align our workforce with strategic business initiatives, or integrate acquired businesses. For the years ended December 31, 2025, 2024, and 2023, none of our restructuring activities were considered individually significant. Restructuring costs are recorded within General and administrative expenses in our Consolidated Statements of Operations.
The following table summarizes our restructuring costs by component and by segment.

For the Year Ended December 31	2025	2024	2023
By component:
Severance and other employee-related costs	$21.2	$8.1	$8.0
Asset write-offs	0.1	—	1.8
Other	—	—	0.1
Total restructuring costs	$21.3	$8.1	$9.9
By segment:
Motion Technologies	$9.4	$2.7	$4.0
Industrial Process	8.2	3.0	4.6
Connect & Control Technologies	3.7	2.4	1.3
Total restructuring costs	$21.3	$8.1	$9.9

The following table displays a rollforward of our total restructuring liability, which is included within Accrued and other current liabilities in our Consolidated Balance Sheets.

	2025	2024
Restructuring liability as of January 1	$2.9	$4.8
Restructuring costs	21.3	8.1
Cash payments	(20.6)	(10.0)
Asset write-offs	(0.1)	—
Foreign exchange translation and other	0.2	—
Restructuring liability as of December 31	$3.7	$2.9
By accrual type:
Severance and other employee-related	$3.7	$2.9
NOTE 6
INCOME TAXES
The following table displays information regarding income tax expense (benefit) from continuing operations.

For the Year Ended December 31	2025	2024	2023
Income (loss) components:
United States	$276.2	$266.3	$166.9
International	375.3	383.4	354.9
Income from continuing operations before income tax	651.5	649.7	521.8
Income tax expense (benefit) components:
Current income tax expense (benefit):
United States – federal	40.7	46.2	41.9
United States – state and local	2.4	6.0	5.5
International	112.4	94.7	85.6
Total current income tax expense	155.5	146.9	133.0
Deferred income tax expense (benefit) components:
United States – federal	4.1	(6.4)	(14.1)
United States – state and local	1.5	(4.5)	(2.7)
International	(1.0)	(9.7)	(10.8)
Total deferred income tax expense (benefit)	4.6	(20.6)	(27.6)
Income tax expense	$160.1	$126.3	$105.4
Effective income tax rate	24.6%	19.4%	20.2%

The following table includes a reconciliation of the U.S. statutory tax rate to our effective income tax rate related to income from continuing operations. The disclosures below reflect the requirements of ASU 2023-09 and are presented prospectively. Prior-year disclosures are presented under previous guidance and are not comparable.

For the Year Ended December 31, 2025	Amount	Percentage
U.S federal statutory tax rate	$136.8	21.0%
State and local income taxes, net of federal income tax effect	3.8	0.6%
Foreign tax effects
Luxembourg	7.7	1.2%
Italy	6.4	1.0%
China	5.6	0.9%
Netherlands	3.6	0.5%
Chile	3.0	0.5%
Mexico	3.0	0.4%
Other foreign jurisdictions	8.8	1.4%
Effect of cross-border tax laws
Global intangible low taxed income (“GILTI”)	36.8	5.6%
Foreign derived intangible income (“FDII”)	(8.7)	(1.3)%
Loss from disregarded entity	(7.1)	(1.1)%
Foreign exchange gain/(loss) on foreign remittances	(6.0)	(0.9)%
Subpart F	4.4	0.7%
Other	5.0	0.8%
Tax credits
Foreign tax credit - GILTI basket	(26.1)	(4.0)%
Foreign tax credit - general basket	(13.4)	(2.1)%
Foreign tax credit - foreign branch basket	(7.2)	(1.1)%
Research and development credit	(2.0)	(0.3)%
Foreign tax credit - passive basket	(0.3)	—%
Changes in valuation allowances	(0.4)	(0.1)%
Nontaxable or nondeductible items	(0.5)	(0.1)%
Changes in unrecognized tax benefits	3.6	0.5%
Other adjustments
Other	3.3	0.5%
Effective tax rate	$160.1	24.6%

The following table includes a reconciliation of the U.S. statutory tax rate to our effective income tax rate related to income from continuing operations.

For the Year Ended December 31	2024	2023
Tax provision at U.S. statutory rate	21.0%	21.0%
State and local income tax	1.1%	0.9%
U.S. tax on foreign earnings	0.9%	1.3%
Italy patent box	(0.8)%	(1.1)%
Foreign-Derived Intangible Income ("FDII")	(1.3)%	(1.2)%
Excess tax benefits on stock-based compensation	(0.3)%	(0.2)%
Audit settlements and unrecognized tax benefits	0.2%	2.7%
Valuation allowance on deferred tax assets	(1.0)%	(3.1)%
Tax on undistributed foreign earnings	(0.9)%	0.3%
Wolverine divestiture	(1.6)%	—%
Foreign tax rate differential	2.1%	1.6%
Amended tax return	—%	(1.0)%
Other adjustments	—%	(1.0)%
Effective income tax rate	19.4%	20.2%
The higher effective tax rate in 2025 compared to 2024 primarily resulted from the jurisdictional mix of earnings. The year over year increase in the effective rate was driven in part by losses generated in entities subject to a valuation allowance. In addition, the company recorded a $4.9 tax expense of U.S. tax on foreign earnings in 2025. The lower rate in 2024 was also due to the company recording a benefit of $6.7 from valuation allowance reversals on U.S. state deferred tax assets and a $5.7 tax benefit of U.S. tax on foreign earnings in 2024.
The Company provides for deferred taxes on the undistributed earnings and profits of all foreign subsidiaries, determined under U.S. tax law. At December 31, 2025, the amount of undistributed earnings and profits of all foreign subsidiaries was $1,091.0. The Company anticipates that these foreign earnings and future earnings of its foreign subsidiaries that are not indefinitely reinvested will be sufficient to meet its U.S. cash needs. The Company is indefinitely reinvested in any excess of financial reporting over tax basis in its foreign subsidiaries that exceeds undistributed earnings and profits. At December 31, 2025, the indefinitely reinvested excess of financial reporting over tax basis was $226.6.
The following table includes the items comprising our deferred tax assets and liabilities.

As of December 31	2025	2024
Deferred Tax Assets:
Loss carryforwards	$119.1	$114.4
Inventory	27.4	23.7
Accruals	37.3	30.5
Employee benefits	34.1	30.9
Research and expenditures capitalization	11.0	22.4
Credit carryforwards	18.9	13.7
Other	34.2	32.3
Gross deferred tax assets	282.0	267.9
Less: Valuation allowance	96.9	90.3
Net deferred tax assets	$185.1	$177.6
Deferred Tax Liabilities:
Intangibles	$(94.6)	$(96.9)
Undistributed earnings	(51.7)	(32.4)
Accelerated depreciation	(25.4)	(26.3)
Total deferred tax liabilities	$(171.7)	$(155.6)
Net deferred tax assets	$13.4	$22.0

Deferred taxes included in our Consolidated Balance Sheets were as follows:

As of December 31	2025	2024
Other non-current assets	$82.4	$74.4
Other non-current liabilities	(69.0)	(52.4)
Net deferred tax assets	$13.4	$22.0
The table below provides a rollforward of our valuation allowance on net deferred tax assets (DTA).

	Federal	State	Foreign	Total
DTA valuation allowance as of December 31, 2022	$—	$39.5	$62.9	$102.4
Change in assessment	—	(23.1)	(16.4)	(39.5)
Current year operations	—	(0.8)	11.2	10.4
DTA valuation allowance as of December 31, 2023	$—	$15.6	$57.7	$73.3
Change in assessment	—	(8.3)	—	(8.3)
Current year operations	29.1	(0.2)	(3.6)	25.3
DTA valuation allowance as of December 31, 2024	$29.1	$7.1	$54.1	$90.3
Change in assessment	—	—	0.1	0.1
Current year operations	(0.6)	(1.3)	8.4	6.5
DTA valuation allowance as of December 31, 2025	$28.5	$5.8	$62.6	$96.9
The Company continues to maintain a valuation allowance against certain deferred tax assets attributable to a U.S. federal capital loss carryforward, U.S. state net operating losses and tax credits, and certain foreign net deferred tax assets primarily in Luxembourg, Germany, and the U.K. which are not expected to be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The cumulative loss incurred over the three-year period ending December 31, 2025 constitutes significant objective negative evidence, resulting in the recognition of a valuation allowance against the net deferred tax assets for these jurisdictions. Such objective negative evidence limits our ability to consider subjective positive evidence, such as our projections of future taxable income. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight can be given to subjective evidence.
We have the following tax attributes available for utilization at December 31, 2025:

Attribute	Amount	First Year of Expiration
U.S. federal capital losses	$135.9	12/31/2029
U.S. federal net operating losses	34.6	12/31/2026
U.S. state net operating losses	232.1	12/31/2026
U.S. federal tax credits	18.4	12/31/2030
U.S. state tax credits	0.5	12/31/2028
Foreign net operating losses(a)	287.4	12/31/2026
(a)Includes approximately $234.4 of net operating loss carryforwards in Luxembourg as of December 31, 2025.
The excess tax benefits related to stock-based compensation of $1.9, $1.8 and $0.9 for 2025, 2024 and 2023, respectively, were recorded as an income tax benefit in the statement of operations and have been reflected in the caption “Excess tax benefits on stock-based compensation” within the effective tax rate reconciliation table.

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
The following table displays a rollforward of our unrecognized tax benefits.

For the Year Ended December 31	2025	2024	2023
Unrecognized tax benefits – January 1	$6.4	$5.7	$6.7
Additions for:
Current year tax positions	1.9	1.8	1.4
Prior year tax positions	2.7	0.1	0.5
Reductions for:
Prior year tax positions		—	(0.6)
Expiration of statute of limitations	(1.5)	(1.2)	(2.3)
Settlements	—	—	—
Unrecognized tax benefits – December 31	$9.5	$6.4	$5.7
As of December 31, 2025, $9.5 of the unrecognized tax benefits would impact the effective tax rate for continuing operations, if realized. The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including Czechia, Germany, India, Italy, Mexico, and the U.S.
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
The following table summarizes the earliest open tax years by major jurisdiction as of December 31, 2025:

Jurisdiction	Earliest Open Year
China	2020
Czechia	2015
Denmark	2020
Germany	2018
Hong Kong	2020
India	2014
Italy	2017
Japan	2022
Korea	2023
Luxembourg	2018
Mexico	2017
Singapore	2020
United States	2022
We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Statements of Operations. During 2025, 2024, and 2023 we recognized a net interest expense of $2.1, $0.2, and $0.1, respectively, related to tax matters.

The following table displays the cash paid for income taxes, net of refunds by jurisdiction for the year ended December 31, 2025:

For the year ended December 31	2025
United States - Federal	$33.7
United States - State and local	7.8
Foreign:
Italy	22.2
China	14.4
Denmark	9.4
Korea	8.6
Germany	7.0
Saudi Arabia	6.6
Czechia	6.2
Other foreign jurisdiction	$35.7
Total cash paid for income taxes, net of refunds received	$151.6
Cash paid for income taxes, net of refunds, totaled $128.6 and $113.1 for the years ended December 31, 2024 and 2023, respectively. Disclosure of cash paid for income taxes by jurisdiction is not required for 2024 and 2023.
NOTE 7
EARNINGS PER SHARE DATA
The following table provides a reconciliation of basic to diluted common shares outstanding, used in the computation of basic and diluted earnings per share presented in our Consolidated Statements of Operations.

For the Year Ended December 31	2025	2024	2023
Basic weighted average common shares outstanding	79.4	81.8	82.3
Add: Dilutive impact of outstanding equity awards	0.5	0.5	0.4
Diluted weighted average common shares outstanding	79.9	82.3	82.7
There were no anti-dilutive shares as of December 31, 2025, 2024, and 2023 to exclude from the computation of diluted earnings per share.

NOTE 8
RECEIVABLES, NET
The following table summarizes our receivables and associated allowance for credit losses.

As of December 31	2025	2024
Trade accounts receivable	$737.7	$672.1
Notes receivable	7.8	14.6
Other	29.1	30.5
Receivables, gross	774.6	717.2
Less: allowance for credit losses - receivables	(18.5)	(14.2)
Receivables, net	$756.1	$703.0
The following table displays our allowance for credit losses for receivables and contract assets.

As of December 31	2025	2024
Allowance for credit losses - receivables	$18.5	$14.2
Allowance for credit losses - contract assets	—	—
Total allowance for credit losses	$18.5	$14.2

The following table displays a rollforward of our total allowance for credit losses.

	2025	2024	2023
Total allowance for credit losses as of January 1	$14.2	$14.2	$12.2
Charges to income, net of recoveries	5.2	3.8	2.2
Write-offs	(2.2)	(3.1)	(0.9)
Foreign currency and other	1.3	(0.7)	0.7
Total allowance for credit losses as of December 31	$18.5	$14.2	$14.2

NOTE 9
INVENTORIES
The following table summarizes our inventories.

As of December 31	2025	2024
Raw materials	$411.8	$386.9
Work in process	125.2	102.1
Finished goods	134.9	123.3
Inventories	$671.9	$612.3
Government Assistance (ASU 2021-10)
For the year ended December 31, 2023, we recognized a benefit of $6.3 within Costs of Revenue in our Consolidated Statements of Operations related to subsidies received to offset high energy prices at a manufacturing facility.
NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS
The following table summarizes our other current and non-current assets.

As of December 31	2025	2024
Advance payments and other prepaid expenses	$71.5	$53.4
Current contract assets, net	50.9	34.4
Prepaid income taxes	37.8	21.9
Other	23.2	21.5
Other current assets	$183.4	$131.2
Other employee benefit-related assets	$142.3	$135.2
Deferred income taxes	82.4	74.0
Operating lease right-of-use assets	80.4	92.2
Equity method and other investments	41.0	48.5
Environmental-related assets	9.8	7.6
Capitalized software costs	4.6	5.5
Other	24.8	21.1
Other non-current assets	$385.3	$384.1

NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET
The following table summarizes our property, plant, and equipment, net of accumulated depreciation.

As of December 31	Useful life (in years)	2025	2024
Machinery and equipment	2 - 10	$1,433.9	$1,263.4
Buildings and improvements	5 - 40	343.8	293.4
Furniture, fixtures and office equipment	3 - 7	86.2	73.6
Construction in progress		80.1	103.0
Land and improvements		26.7	25.1
Other		2.6	2.0
Plant, property and equipment, gross		1,973.3	1,760.5
Less: accumulated depreciation		(1,346.3)	(1,183.3)
Plant, property and equipment, net		$627.0	$577.2
Depreciation expense of $92.2, $88.2, and $84.2 was recognized in 2025, 2024 and 2023, respectively.
Government Assistance - Capital Grant
In 2023, a subsidiary in our MT segment entered into an incentive grant agreement with the Italian government related to the expansion of a production facility in Termoli, Italy and an upgrade of research and development capabilities in Barge, Italy. The total grant of 18.3 euros is expected to be received over the next three years beginning in 2025 and is primarily related to capital expenditures and, to a lesser extent, certain research and development activities. During the year ended December 31, 2025, we received a capital-related grant of $7.9, which was recorded as a reduction of property, plant and equipment and will be recognized as a reduction to depreciation expense over the life of the related assets.
NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of our goodwill by segment.

	Motion Technologies	Industrial Process	Connect & Control Technologies	Total
Goodwill as of December 31, 2023	$292.3	$403.0	$321.0	$1,016.3
Goodwill acquired(a)	—	215.6	244.3	459.9
Adjustments to purchase price allocations	—	—	0.6	0.6
Allocated to divestiture of business(b)	(16.0)	—	—	(16.0)
Foreign currency translation	(3.9)	(25.3)	(1.5)	(30.7)
Goodwill as of December 31, 2024	$272.4	$593.3	$564.4	$1,430.1
Goodwill acquired	—	11.1	—	11.1
Adjustments to purchase price allocations	—	—	(0.8)	(0.8)
Foreign currency translation	9.1	59.3	2.4	70.8
Goodwill as of December 31, 2025	$281.5	$663.7	$566.0	$1,511.2
(a)Goodwill acquired for our IP and CCT segments is related to our acquisitions of Svanehøj and kSARIA, respectively, representing the calculation of the excess purchase price over the net assets acquired.
(b)During 2024, we completed the sale of our Wolverine business, which was previously included within our MT segment.
See Note 22, Acquisitions, Investments, and Divestitures, for further information.

Goodwill acquired represents the calculation of the excess purchase price over the net assets acquired. During the year ended December 31, 2025, the valuation of kSARIA was finalized. Refer to Note 22, Acquisitions, Investments, and Divestitures, for further information.
Other Intangible Assets, Net
The following table summarizes our other intangible assets, net of accumulated amortization.

	2025			2024
As of December 31	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$400.6	$(117.6)	$283.0	$383.8	$(92.6)	$291.2
Proprietary technology	114.6	(32.3)	82.3	105.3	(23.8)	81.5
Trademarks and other	58.9	(54.9)	4.0	56.7	(35.1)	21.6
Total finite-lived intangibles	574.1	(204.8)	369.3	545.8	(151.5)	394.3
Indefinite-lived intangibles	63.3	—	63.3	59.8	—	59.8
Other intangible assets	$637.4	$(204.8)	$432.6	$605.6	$(151.5)	$454.1
The fair values of intangible assets acquired in connection with the purchase of Svanehøj and kSARIA consist of the following:

	kSARIA (Final)
	Useful life (in years)	Fair value
Customer relationships	17	$141.0
Trade names	Indefinite	26.0
Backlog	1.3	17.0
Other(a)	3 - 7	1.1
Total intangible assets acquired		$185.1
(a)Other intangible assets reflect favorable lease intangibles.
Customer relationships, proprietary technology and trademarks and other intangible assets are amortized over weighted average lives of approximately 16.4 years, 16.7 years and 2.6 years, respectively. Indefinite-lived intangibles primarily consist of brands and trademarks.
Amortization expense related to intangible assets for 2025, 2024 and 2023 was $47.3, $42.1, and $19.1, respectively. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2026	$29.5
2027	28.0
2028	27.2
2029	26.7
2030	26.7
Thereafter	231.2

NOTE 13
ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES
The following table summarizes our accrued liabilities and other non-current liabilities.

As of December 31	2025	2024
Compensation and other employee-related benefits	$178.3	$155.9
Contract liabilities and other customer-related liabilities	220.8	153.5
Accrued income taxes and other tax-related liabilities	46.4	38.5
Operating lease liabilities	24.4	22.6
Accrued warranty costs	23.5	16.7
Environmental and other legal matters	14.4	7.3
Accrued restructuring costs	3.7	2.9
Other	60.5	49.8
Accrued and other current liabilities	$572.0	$447.2
Deferred income taxes and other tax-related liabilities	$82.5	$64.8
Operating lease liabilities	60.0	73.7
Environmental liabilities	45.0	51.1
Compensation and other employee-related benefits	40.7	37.0
Other	51.1	34.1
Other non-current liabilities	$279.3	$260.7
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

	2025	2024
Confirmed obligations outstanding at the beginning of the year	$11.3	$19.7
Invoices confirmed in the year	78.8	67.3
Payments applied towards invoices	(78.9)	(75.7)
Foreign currency translation	0.5	—
Confirmed obligations outstanding at the end of the year	$11.7	$11.3

NOTE 14
LEASES
The Company’s lease portfolio primarily relates to real estate, which may be used for manufacturing or non-manufacturing purposes (e.g., office space), and contains lease terms generally ranging between one and 23 years. Our lease portfolio also includes vehicles and equipment. Substantially all of our leases are classified as operating leases.
Lease costs associated with fixed payments related to the Company's operating leases were $35.3, $31.4, and $30.2 for the years ended December 31, 2025, 2024 and 2023, respectively. Short-term lease costs, variable lease costs, and sublease income related to our operating leases, as well as total lease costs related to our finance leases, were not material for the years ended December 31, 2025, 2024 and 2023.
The following table displays our future lease obligations related to non-cancellable operating leases with an initial term in excess of 12 months as of December 31, 2025.

2026	$27.3
2027	20.4
2028	14.1
2029	9.4
2030	5.4
Thereafter	18.6
Total undiscounted future operating lease obligations	95.2
Less: imputed interest	10.8
Present value of future operating lease obligations(a)	$84.4
(a)Includes $24.4 of current operating lease liabilities recorded within Accrued and other current liabilities and $60.0 of non-current operating lease liabilities recorded within Other non-current liabilities in our Consolidated Balance Sheets.
The following table includes other supplemental information regarding our operating leases.

As of or for the Year Ended December 31	2025	2024
Operating cash outflows from operating leases(a)	$28.6	$26.8
Right-of-use assets obtained in exchange for new operating lease liabilities	$10.4	$33.9
Weighted average remaining lease term (in years)	5.7	6.1
Weighted average discount rate(b)	3.7%	3.4%
(a)Included within Other, net in our Consolidated Statements of Cash Flows.
(b)We use a discount rate for each lease based on an estimated incremental borrowing rate over a similar term as the lease, as the discount rate implicit in each lease cannot be readily determined.

NOTE 15
DEBT
The following table summarizes our outstanding debt obligations.

As of December 31	2025	2024
Commercial paper	$258.0	$424.5
Short-term loans	0.5	0.5
Current maturities of long-term debt	2.8	2.6
Total short-term borrowings	261.3	427.6
Non-current maturities of long-term debt	521.5	232.6
Total debt	$782.8	$660.2
Commercial Paper
The following table presents our outstanding commercial paper borrowings and associated weighted average interest rates.

As of or for the Year Ended December 31	2025	2024
Commercial Paper Outstanding - U.S. Program	$—	$424.4
Commercial Paper Outstanding - Euro Program	258.0	—
Total Commercial Paper Outstanding	$258.0	424.4
Weighted Average Interest Rate - U.S. Program	N/A	4.80%
Weighted Average Interest Rate - Euro Program	2.42%	N/A
Outstanding commercial paper for both periods had maturity terms less than three months from the date of issuance.
2025 Term Loan Credit Agreement
On April 30, 2025, the Company entered into a credit agreement (as amended, the 2025 Term Loan Credit Agreement) among the Company, as borrower, certain of our subsidiaries, as guarantors, each lender from time to time party thereto, and U.S. Bank National Association, as the administrative agent. In connection with the entry into the 2025 Revolving Credit Agreement (as defined below), on July 30, 2025, the Company and lenders entered into an amendment to the 2025 Term Loan Credit Agreement to modify certain covenant baskets and other terms (including amendments to the leverage ratio definition) to conform to the 2025 Revolving Credit Agreement.
The 2025 Term Loan Credit Agreement has a maturity of two years and provides for a term loan of $750. Proceeds of the term loan were applied to pay down the Company’s U.S. commercial paper capacity and for other general corporate purposes, including working capital needs. During 2025, the Company made loan repayments of $230.0. Total outstanding borrowings under the 2025 Term Loan Credit Agreement were 520.0 as of December, 2025.
Borrowings under the 2025 Term Loan Credit Agreement, as amended, bear interest at an annual rate equal to, at the Company’s option, either (i) term secured overnight financing rate ("Term SOFR") plus a margin ranging from 0.875% to 1.375%, or (ii) an alternate base rate plus a margin ranging from 0% to 0.375%, with the applicable margin determined by reference to the Company’s debt ratings set forth in the 2025 Term Loan Credit Agreement. The loans under the 2025 Term Loan Credit Agreement may be prepaid by the Company at any time, in whole or in part, without penalty or premium, subject to certain conditions. The annual interest rate as of December 31, 2025 was 4.72%.
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

Total outstanding borrowings under the 2025 Term Loan Credit Agreement were 520.0, as of December 31, 2025. The following table provides the future maturities related to the outstanding balance as of December 31, 2025.

2026	$—
April 2027	520.0
Total maturities	$520.0
kSARIA Credit Agreement
On September 12, 2024, the Company entered into a credit agreement (the kSARIA Credit Agreement) among the Company, as borrower, each lender from time to time party thereto, and U.S. Bank National Association, as the administrative agent, sole lead arranger and sole bookrunner. The kSARIA Credit Agreement had a maturity of three years and provided for a term loan of $464.0, which had been borrowed and was used to finance the Company’s acquisition of kSARIA on September 12, 2024. The outstanding loan balance as of December 31, 2024 of $229.0 was fully repaid during 2025 and the kSARIA Credit Agreement was terminated. The interest rate was equal to, at the Company’s option, either (i) Term SOFR (subject to a 0.10% “credit spread adjustment”) plus a margin ranging from 0.875% to 1.500%, or (ii) an alternate base rate plus a margin ranging from 0.0% to 0.5%, with the applicable margin determined by reference to the Company’s debt ratings set forth in the kSARIA Credit Agreement. The annual interest rate as of December 31, 2024 was 5.41%.
Other Long-term Debt
Our other long-term debt is primarily related to outstanding Italian government loans maturing in June 2027 and September 2029, which carries a weighted average fixed interest rate of 0.85% and requires annual principal and interest payments of approximately $1.0 on average, through maturity.
Revolving Credit Agreements
On July 30, 2025, we entered into a revolving credit facility agreement with a syndicate of third-party lenders including U.S. Bank National Association, as administrative agent (the "2025 Revolving Credit Agreement"). Upon its effectiveness, the 2025 Revolving Credit Agreement replaced the revolving credit facility agreement that we entered into on August 5, 2021, with a syndicate of third-party lenders including Bank of America, N.A., as administrative agent (the "2021 Revolving Credit Agreement"). The 2021 Revolving Credit Agreement was terminated on July 30, 2025 with no outstanding balances remaining. The 2025 Revolving Credit Agreement matures in July 2030 and provides for an aggregate principal amount of up to $1,100. The 2025 Revolving Credit Agreement provides for a potential increase of commitment of up to $550 for a possible maximum of $1,650 in aggregate commitments at the request of the Company and with the consent of the institutions providing such increase of commitments.
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
Borrowings under the 2025 Revolving Credit Agreement bear interest at an annual rate equal to, at the Company’s option, either (i) Term SOFR plus a margin ranging from 0.785% to 1.150%, or (ii) an alternate base rate plus a margin ranging from 0% to 0.150%, with the applicable margin determined by reference to the Company’s debt ratings set forth in the 2025 Revolving Credit Agreement. There is a commitment fee under the 2025 Revolving Credit Agreement ranging from 0.090% to 0.225% of commitments under the 2025 Revolving Credit Agreement. As of December 31, 2025, all financial covenants (e.g., leverage ratio) associated with the 2025 Revolving Credit Agreement were within the prescribed thresholds.

The 2021 Revolving Credit Agreement, prior to its replacement and termination in July 2025, had provided for an aggregate principal amount of up to $700 with a potential to increase up to $350 for a possible maximum of $1,050 with the consent of the institutions providing such increase of commitments. The interest rate per annum on the 2021 Revolving Credit Agreement was based on the Term SOFR rate of the currency we borrow in, plus a margin of 1.00%, and a 0.125% fee per annum applicable to the commitments. We had no outstanding obligations under the 2021 Revolving Credit Agreements as of December 31, 2025.
Pending SPX FLOW Debt Financing
On December 4, 2025, ITT entered into (i) a commitment letter with U.S. Bank, National Association (“US Bank”) for a term loan facility (the “Term Facility Commitment Letter”) in an aggregate principal amount of $2,875 (the “Term Loan Facility”) and (ii) a commitment letter with US Bank for a bridge loan facility (the “Bridge Facility Commitment Letter” and, together with the Term Facility Commitment Letter, the “Commitment Letters”) in an aggregate principal amount of $1,200 (the “Bridge Loan Facility”) (collectively, the “Debt Financing”). The availability of the facilities contemplated by the Commitment Letters is subject to customary conditions precedent for financings transactions of this type, including consummation of the Acquisition, negotiation of definitive financing documents, payment of certain fees and expenses and repayment of certain existing indebtedness of SPX FLOW. No borrowings occurred during 2025 under either loan facility and no amounts were outstanding as of December 31, 2025. The Bridge Loan Facility was terminated following the issuance of shares from ITT's common stock public offering. Issuance fees of $2.1 were recognized during 2025 in connection with the Bridge Loan Facility.
NOTE 16
POSTRETIREMENT BENEFIT PLANS
Defined Contribution Plans
Substantially all of ITT’s U.S. and certain international employees are eligible to participate in a defined contribution plan. ITT sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Certain plans require us to match a portion of the employee contributions. Company contributions charged to expense amounted to $19.1, $19.4 and $17.3 for 2025, 2024 and 2023, respectively.
The ITT Stock Fund, an investment option in our U.S. based defined contribution plan, is considered an employee stock ownership plan and, as a result, participants in the ITT Stock Fund may receive dividends in cash or may reinvest such dividends into the ITT Stock Fund. The ITT Stock Fund held approximately 0.1 shares of ITT common stock at December 31, 2025.
Defined Benefit Plans
ITT currently sponsors a number of defined benefit pension plans, primarily outside of the U.S., which have approximately 880 active participants. As of December 31, 2025, international pension plans represented 85% of our total projected pension benefit obligation. There is one remaining U.S. pension plan, which is frozen to new participants. International plan benefits are primarily determined based on participant years of service, future compensation, and age at retirement or termination.
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

	2025			2024
As of December 31	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Fair value of plan assets	$0.3	$—	$0.3	$0.3	$—	$0.3
Projected benefit obligation	71.4	58.6	130.0	71.6	58.0	129.6
Funded status	$(71.1)	$(58.6)	$(129.7)	$(71.3)	$(58.0)	$(129.3)
Amounts reported within:
Non-current assets	$0.2	$—	$0.2	$0.1	$—	$0.1
Accrued liabilities	(4.8)	(5.0)	(9.8)	(5.0)	(5.4)	(10.4)
Non-current liabilities	(66.4)	(53.6)	(120.0)	(66.4)	(52.6)	(119.0)
A portion of our projected benefit obligation includes amounts that have not yet been recognized as expense in our results of operations. Such amounts are recorded within accumulated other comprehensive loss until they are amortized as a component of net periodic postretirement cost.
The following table provides a summary of amounts recorded within accumulated other comprehensive loss.

	2025			2024
As of December 31	Pension	Other Benefits	Total	Pension	Other Benefits	Total
Net actuarial loss	$(2.7)	$(3.7)	$(6.4)	$3.4	$(6.0)	$(2.6)
Prior service cost (benefit)	0.8	(7.0)	(6.2)	0.8	(12.8)	(12.0)
Total	$(1.9)	$(10.7)	$(12.6)	$4.2	$(18.8)	$(14.6)
The following tables provide a rollforward of the benefit obligation, plan assets and funded status for our U.S. and international pension plans and our other employee-related defined benefit plans.

	2025				2024
For the Year Ended December 31	U.S. Pension	Int’l Pension	Other Benefits	Total	U.S. Pension	Int’l Pension	Other Benefits	Total
Change in benefit obligation
Benefit obligation as of January 1	$10.4	$61.2	$58.0	$129.6	$11.2	$73.2	$66.2	$150.6
Service cost	—	0.7	0.3	1.0	—	0.8	0.3	1.1
Interest cost	0.6	2.2	2.5	5.3	0.5	2.2	2.9	5.6
Amendments	—	—	—	—	—	0.5	—	0.5
Actuarial loss (gain)(a)	0.4	(6.8)	1.7	(4.7)	(0.4)	(5.2)	(7.0)	(12.6)
Benefits paid	(0.9)	(3.7)	(3.9)	(8.5)	(0.9)	(3.3)	(4.0)	(8.2)
Divestitures/Settlement	—	(0.5)	—	(0.5)	—	(2.3)	(0.4)	(2.7)
Foreign currency translation	—	7.8	—	7.8	—	(4.7)	—	(4.7)
Benefit obligation as of December 31	$10.5	$60.9	$58.6	$130.0	$10.4	$61.2	$58.0	$129.6
(a)The actuarial gain in 2024 is primarily due to an increase in discount rates during the year.

	2025				2024
	U.S. Pension	Int’l Pension	Other Benefits	Total	U.S. Pension	Int’l Pension	Other Benefits	Total
Change in plan assets
Plan assets as of January 1	$—	$0.3	$—	$0.3	$—	$0.4	$—	$0.4
Employer contributions	0.9	4.2	3.9	9.0	0.9	5.6	4.0	10.5
Benefits and expenses paid	(0.9)	(3.7)	(3.9)	(8.5)	(0.9)	(3.3)	(4.0)	(8.2)
Settlement	—	(0.5)	—	(0.5)	—	(2.3)	—	(2.3)
Foreign currency translation	—	—	—	—	—	(0.1)	—	(0.1)
Plan assets as of December 31	$—	$0.3	$—	$0.3	$—	$0.3	$—	$0.3
Funded status at end of year	$(10.5)	$(60.6)	$(58.6)	$(129.7)	$(10.4)	$(60.9)	$(58.0)	$(129.3)
The accumulated benefit obligation for all defined benefit pension plans was $70.2 and $70.0 as of December 31, 2025 and 2024, respectively. Information for pension plans with an accumulated benefit obligation in excess of plan assets is included in the following table.

As of December 31	2025	2024
Projected benefit obligation	$71.2	$71.4
Accumulated benefit obligation	70.1	70.0
Fair value of plan assets	—	—
Statements of Operations Information
The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss as they pertain to our defined benefit pension plans.

	2025			2024			2023
For the Year Ended December 31	U.S. Pension	Int’l Pension	Total	U.S. Pension	Int’l Pension	Total	U.S. Pension	Int’l Pension	Total
Net periodic postretirement cost - pension
Service cost	$—	$0.7	$0.7	$—	$0.8	$0.8	$—	$0.8	$0.8
Interest cost	0.6	2.2	2.8	0.5	2.2	2.7	0.6	2.4	3.0
Amortization of net actuarial loss	0.1	—	0.1	0.1	0.2	0.3	—	—	—
Amortization of prior service cost	—	0.1	0.1	—	—	—	—	—	—
Net periodic postretirement cost	0.7	3.0	3.7	0.6	3.2	3.8	0.6	3.2	3.8
Settlement charge and other	—	(0.1)	(0.1)	—	(0.2)	(0.2)	—	0.1	0.1
Cost for special termination benefit	—	—	—	—	0.1	0.1	—	—	—
Total net periodic postretirement cost	0.7	2.9	3.6	0.6	3.1	3.7	0.6	3.3	3.9
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	0.4	(6.8)	(6.4)	(0.4)	(5.2)	(5.6)	0.3	3.4	3.7
Prior service cost	—	—	—	—	0.5	0.5	—	—	—
Amortization of net actuarial loss	(0.1)	0.1	—	(0.1)	(0.1)	(0.2)	—	—	—
Amortization of prior service cost	—	(0.1)	(0.1)	—	—	—	—	—	—
Foreign currency translation and other	—	0.3	0.3	—	(0.4)	(0.4)	—	0.1	0.1
Total change recognized in other comprehensive income	0.3	(6.5)	(6.2)	(0.5)	(5.2)	(5.7)	0.3	3.5	3.8
Total impact from net periodic postretirement cost and changes in other comprehensive income	$1.0	$(3.6)	$(2.6)	$0.1	$(2.1)	$(2.0)	$0.9	$6.8	$7.7

The following table provides the components of net periodic postretirement cost and other amounts recognized in other comprehensive loss as they pertain to other employee-related defined benefit plans.

For the Year Ended December 31	2025	2024	2023
Net periodic postretirement cost - other postretirement
Service cost	$0.3	$0.3	$0.3
Interest cost	2.5	2.9	3.1
Amortization of net actuarial loss	(0.7)	0.2	—
Amortization of prior service benefit	(5.7)	(5.8)	(6.0)
Net periodic postretirement cost (benefit)	(3.6)	(2.4)	(2.6)
Gain due to settlement/divestiture	—	(1.2)	—
Total net periodic postretirement cost	(3.6)	(3.6)	(2.6)
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	1.7	(7.0)	(2.9)
Amortization of net actuarial loss	0.7	(0.2)	—
Amortization of prior service credit	5.7	5.8	6.0
Recognized actuarial gain (loss) due to divestiture	—	0.7	—
Total changes recognized in other comprehensive income	8.1	(0.7)	3.1
Total impact from net periodic postretirement cost and changes in other comprehensive income	$4.5	$(4.3)	$0.5

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

	2025			2024
	U.S. Pension	Int’l Pension	Other Benefits	U.S. Pension	Int’l Pension	Other Benefits
Obligation Assumptions:
Discount rate	5.1%	4.0%	5.2%	5.5%	3.3%	5.6%
Rate of future compensation increase	N/A	3.4%	N/A	N/A	3.4%	N/A
Cost Assumptions:
Discount rate	5.5%	3.3%	5.6%	5.0%	3.1%	5.0%
Expected return on plan assets	N/A	1.0%	N/A	N/A	1.0%	N/A
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
The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 8.5% for pre-age 65 retirees and 8.8% for post-age 65 retirees for 2026, decreasing ratably to 4.5% in 2037. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future working life or life expectancy of the plan participants.
Fair Value of Plan Assets
As of December 31, 2025 and 2024, our plan assets were not material.
Contributions
Our postretirement plans are largely unfunded, and therefore plan contributions generally reflect required benefit payments. We fund certain of our international pension plans in countries where funding is allowable and tax-efficient. During 2025 and 2024, we contributed $5.1 and $6.5, respectively, to our global pension plans and we anticipate making contributions of approximately $5 during 2026.
We contributed $3.9 and $4.0 to our other employee-related defined benefit plans during 2025 and 2024, respectively. We estimate that the 2026 contributions to our other employee-related defined benefit plans will be approximately $5.
Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our pension and other employee-related benefit plans.

	U.S. Pension	Int’l Pension	Other Benefits
2026	$0.9	$3.9	$5.4
2027	0.9	3.7	5.2
2028	0.9	3.8	5.1
2029	0.9	3.8	5.0
2030	0.9	4.2	4.7
2031 - 2035	4.3	18.8	21.4
NOTE 17
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
The 2011 Omnibus Incentive Plan (2011 Incentive Plan) was approved by shareholders and established in May 2011 to provide for the awarding of options on common shares and full value restricted common shares or units to employees and non-employee directors. As of December 31, 2025, 35.9 shares were available for future grants under the 2011 Incentive Plan. The Company can make shares available for the exercise of stock options or vesting of restricted shares or units by purchasing shares in the open market.
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
The following table summarizes our share-based compensation expense associated with our LTIP awards.

For the Year Ended December 31	2025	2024	2023
Equity-based awards	$36.2	$25.9	$20.2
Liability-based awards	3.5	2.6	1.7
Total share-based compensation expense	$39.7	$28.5	$21.9
The income tax benefit realized during 2025, 2024 and 2023 associated with exercised stock options and vested restricted stock was $7.7, $7.6 and $4.5, respectively. The excess tax benefits realized during 2025, 2024 and 2023 associated with stock options and vested restricted stock was $1.9, $1.8 and $0.9, respectively.
As of December 31, 2025, there was $45.4 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 1.9 years. Additionally, unrecognized compensation cost related to liability-based awards was $4.3, which is expected to be recognized ratably over a weighted-average period of 1.8 years.
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
For PSUs, the fair value of the ROIC award is based on the closing price of ITT common stock on the date of grant less the present value of expected dividend payments during the vesting period. For ROIC awards granted in 2025, a dividend yield of 1.05% was assumed based on ITT's annualized dividend payment of $1.404 per share and the March 4, 2025 closing stock price of $134.24. The fair value of the ROIC award is fixed on the grant date; however, a probability assessment is performed each reporting period to estimate the likelihood of achieving the ROIC targets and the amount of compensation to be recognized.
The fair value of the TSR award is measured using a Monte Carlo simulation on the date of grant, measuring potential total shareholder return for ITT relative to the other companies in the S&P 400 Capital Goods Index (the TSR Performance Group). The expected volatility of ITT's stock price is based on the historical volatility of a peer group while expected volatility for the other companies in the TSR Performance Group is based on their own stock price history. For TSR awards granted in 2025, all volatility and correlation measures were based on three years of daily historical price data through March 4, 2025, corresponding to the three-year performance period of the award. As the grant date occurs after the beginning of the performance period, actual TSR performance between the beginning of the performance period (December average closing stock price) and the grant date was reflected in the valuation. For TSR awards granted in 2025, a dividend yield of 1.05% was assumed based on ITT's annualized dividend payment of $1.404 per share and the March 4, 2025 closing stock price of $134.24.
The table below provides a rollforward of our outstanding RSUs and PSUs.

	2025		2024		2023
Restricted Stock and Performance Units	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1	0.8	$109.06	0.7	$88.40	0.7	$76.36
Granted	0.3	136.07	0.4	135.01	0.3	99.33
Performance adjustment	—	—	0.1	98.67	—	—
Vested and issued	(0.3)	88.23	(0.3)	91.13	(0.2)	69.91
Forfeited	—	—	(0.1)	108.62	(0.1)	77.20
Outstanding as of December 31	0.8	$123.49	0.8	$109.06	0.7	$88.40
Vested pending issuance	0.1	$116.48	0.1	$76.51	0.1	$98.67

The table below provides the number of our outstanding shares by award type. Cash-settled RSUs and PSUs outstanding were not material.

As of December 31	2025	2024	2023
Equity-settled RSUs	0.4	0.4	0.4
Equity-settled PSUs	0.4	0.3	0.3
As of December 31, 2025, substantially all RSUs outstanding are expected to vest. As of December 31, 2025, the total number of PSUs expected to vest based on current performance estimates, including those vested but pending issuance, was 0.6.
Non-Qualified Stock Options
Prior to 2017, our LTIP award grants also included non-qualified stock options (NQOs). As of December 31, 2025, there were no NQOs outstanding. NQOs outstanding and exercisable were nominal as of December 31, 2024, and 0.1 as December 31, 2023. A nominal amount of NQOs were exercised during the years ended December 31, 2025 and 2024, and 0.1 during the year ended December 31, 2023, resulting in cash proceeds of $1.0, $0.5 and $0.6, respectively.
CEO Retention Plan
On October 30, 2024, the Company adopted a Chief Executive Officer Retention Plan (the "CEO Retention Plan") to provide for the grant of additional RSUs to ITT's CEO, Mr. Savi. The initial RSU grant under the CEO Retention Plan was awarded on October 30, 2024 with a grant date fair value of $7.0. Mr. Savi is also eligible to receive a performance-earned annual retention grant (PEAR Grant) in the first quarter of each of calendar year 2025 through 2029. Each PEAR Grant will consist of RSUs with a fair market value determined based on the final PSU payout (expressed as a percentage), each as determined under Mr. Savi’s performance unit award agreement for the most recently completed performance period. Performance unit award payouts start above 105% at $4.0 and can range up to $7.0. In March 2025, a RSU PEAR grant was awarded with a grant date fair value of $5.0.
LTIP costs for the initial grant of RSUs will be recognized on a straight-line basis beginning on the grant date, October 30, 2024, through the vest date, December 31, 2028. LTIP costs for future RSU grants, if any, will be recognized on a straight-line basis over the requisite service period beginning on the date each PEAR Grant is approved by the Company’s Board of Directors, through the vest date of the later of December 31, 2028 or one year from the date of grant. During 2025, the Company recognized costs of $2.8 in connection with the CEO Retention Plan.
Employee Stock Purchase Plan
We sponsor the ITT Inc. 2023 Employee Stock Purchase Plan (the "ESPP"), pursuant to which eligible employees may elect to contribute from 1% to 10% of their eligible compensation, which includes after-tax base salary and annual bonus, subject to certain income limits, to purchase shares of ITT's common stock. The adoption of the ESPP was approved by our shareholders at our 2023 Annual Shareholders Meeting. The aggregate number of shares of ITT’s stock authorized for issuance under the ESPP was 0.5.
Pursuant to the terms of the ESPP, employees may purchase stock under the ESPP at a price equal to 95% of ITT’s closing stock price on the purchase date. For the year ended December 31, 2025, no stock-based compensation expense was recorded in connection with the ESPP because the criteria of a non-compensatory plan in accordance with ASC 718, Compensation - Stock Compensation, were met. During 2025, employees contributed $1.0 to the ESPP.

NOTE 18
CAPITAL STOCK
ITT has authority to issue an aggregate of 300 shares of capital stock, of which 250 shares have been designated as common stock having a par value of $1 per share and 50 shares have been designated as preferred stock not having any par or stated value. There was no preferred stock outstanding as of December 31, 2025 and 2024.
On December 10, 2025, the Company issued 8.05 shares of common stock at a public offering price of $167.00 per share, generating net proceeds of $1,314.1 after underwriting discounts and expenses. The shares were issued under the Company’s shelf registration statement on Form S-3ASR. The Company intends to use the net proceeds to fund a portion of the cash purchase price for the previously announced acquisition of SPX FLOW, Inc., ("SPX FLOW") expected to close by the end of the first quarter of 2026. If the acquisition is not consummated, the Company intends to use the net proceeds for general corporate purposes.
The holders of ITT common stock are entitled to receive dividends when and as declared by ITT’s Board of Directors. Dividends are paid quarterly. Dividends declared were $1.404, $1.276 and $1.160 per common share totaling $111.0, $104.8, and $95.9 in 2025, 2024, and 2023, respectively.
On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan). There was $455 of remaining capacity left under the 2023 Plan as of December 31, 2025. The following table summarizes our share repurchase activity.

As of December 31	2025	2024	2023
Shares repurchased and retired	3.8	0.8	0.7
Cost of share repurchases	$525.0	$104.8	$60.5
Separate from our open-market share repurchase programs, the Company withholds shares of common stock in settlement of employee tax withholding obligations due upon the vesting of equity-based compensation awards. The following table summarizes Company share withholdings related to net shares settlement of stock incentive plans.

As of December 31	2025	2024	2023
Shares withheld for taxes related to net share settlement of stock incentive plans	0.1	0.1	0.1
Payments for taxes related to net share settlement of stock incentive plans	$13.8	$14.2	$7.2
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

	2025	2024
Balance as of January 1	$54.9	$56.0
Changes in estimates for pre-existing accruals:
Continuing operations	2.3	2.2
Discontinued operations	2.5	0.4
Accruals added during the period for new matters	0.5	—
Cash payments	(4.4)	(3.6)
Foreign currency	0.3	(0.1)
Balance as of December 31	$56.1	$54.9
Environmental-related assets, including estimated recoveries from insurance providers and other third parties, were $10.3 and $8.1 as of December 31, 2025 and 2024, respectively.
The following table illustrates the reasonably possible high range of estimated liability and number of active sites for environmental matters.

As of December 31	2025	2024
High-end estimate of environmental liability	$97.3	$95.9
Number of open environmental sites	26	26
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
Guarantees
We have $219.1 of guarantees, letters of credit and similar arrangements outstanding at December 31, 2025, primarily pertaining to commercial or performance guarantees and insurance matters. We have not recorded any material loss contingencies under these guarantees, letters of credit and similar arrangements as of December 31, 2025 as the likelihood of nonperformance by ITT is considered remote. From time to time, we may provide certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on our Consolidated Financial Statements.

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

	2025	2024
Warranty liability as of January 1	$19.4	$16.5
Warranty expense	14.3	8.6
Warranty liability acquired	0.7	0.9
Payments	(7.9)	(6.3)
Foreign currency and other	0.6	(0.3)
Warranty liability as of December 31	$27.1	$19.4

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
Foreign Currency Derivative Contracts
The Company enters into foreign currency forward or option contracts to mitigate foreign currency risk associated with transacting with international customers, suppliers, and subsidiaries. The notional amounts and fair values of our outstanding foreign currency derivative contracts, which are recorded within other current assets in our Consolidated Balance Sheets, were as follows:

As of December 31	2025	2024
Notional amount (U.S. dollar equivalent)	$201.5	$155.8
Fair value of foreign currency derivative contracts(a)	$0.5	$2.9
(a) Our foreign currency derivative contracts are classified within Level 2 of the fair value hierarchy because these contracts are not actively traded and the valuation inputs are based on market observable data of similar instruments.
Gains or losses arising from changes in fair value of our foreign currency derivative contracts are recorded within General and administrative expenses in our Consolidated Statements of Operations. The cash flow impact upon settlement of our foreign currency derivative contracts is included in operating activities in our Consolidated Statements of Cash Flows. The table below presents the financial statement impact from foreign currency derivative contracts for the years ended December 31, 2025, 2024 and 2023.

For the Year Ended December 31	2025	2024	2023
(Loss) on foreign currency derivative contracts(a)	$(1.1)	$(6.7)	$(2.5)
Cash inflow (outflow) from foreign currency derivative contracts	$2.7	$(8.3)	$1.5
(a)    None of our derivative contracts were designated as hedging instruments under ASC 815, Derivatives & Hedging.

NOTE 22
ACQUISITIONS, INVESTMENTS, AND DIVESTITURES
Acquisition of kSARIA
On September 12, 2024, we completed the acquisition of 100% of the privately held stock of kSARIA for a purchase price of $460.1, net of cash acquired and including deferred consideration of $4.5 which was paid in 2025. kSARIA is a leading manufacturer of mission-critical cable assembly and networking application solutions primarily for the aerospace and defense market. kSARIA is headquartered in New Hampshire, with approximately 1,000 employees across five manufacturing sites in the U.S. and one in Mexico. Subsequent to the acquisition, kSARIA’s financial results are reported within our CCT segment.
The assets acquired and liabilities assumed for the kSARIA acquisition were recorded at fair value and are shown in the table below, including final adjustments to the purchase price during 2025. The impact to the current period income statement resulting from the adjustments was not material.

kSARIA - Allocation of Purchase Price	Preliminary 12/31/2024	2025 Adjustments	Final 12/31/2025
Receivables	$26.7	$(0.3)	$26.4
Inventory	48.0	(9.6)	38.4
Plant, property and equipment	9.4	(0.3)	9.1
Goodwill(a)	244.3	(0.8)	243.5
Other intangible assets	185.1	—	185.1
Other assets	10.3	(0.3)	10.0
Accounts payable and accrued liabilities	(28.5)	(2.0)	(30.5)
Other liabilities	(30.5)	11.6	(18.9)
Contract liabilities	(3.0)	—	(3.0)
Net assets acquired	$461.8	$(1.7)	$460.1
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
Investments in CRP Technology and CRP USA (CRP)
During the second quarter of 2022, we purchased a minority investment of 46% in CRP Technology Srl and 33% in CRP USA LLC (collectively "CRP") for $23.0. CRP is a manufacturer of reinforced composite materials for 3D printing for the aerospace, defense, premium automotive, and motorsports industries. CRP's Windform® high-performance materials enable engineers to develop complex, customized designs while providing lightweight and exceptionally durable products. In both May 2023 and May 2024, ITT purchased an additional 9% of CRP USA LLC for $1.4. These additional investments brought ITT’s direct share ownership in CRP USA LLC to 51%. The investment in CRP USA LLC is accounted for as an equity method investment as we do not have control of the entity due to a supermajority board voting requirement.

Divestiture of Wolverine
On July 22, 2024, the Company sold its Wolverine business, formerly part of the MT segment, for a price of $186.2 (or $177.9, net of cash divested), resulting in a pre-tax gain of $47.8. In connection with the divestiture, cumulative translation losses of $3.6 were reclassified out of Accumulated Other Comprehensive Loss and included in the gain on sale. Subsequent to the sale, Wolverine will act as a third-party supplier to the Company’s MT segment.
Divestiture of Matrix Composites, Inc. (Matrix)
On December 29, 2023, the Company sold its Matrix business, an aerospace and defense components manufacturer within our CCT segment, to a third party for total cash proceeds of $1.0. In connection with this transaction, we recorded a pre-tax loss of $15.3.
Divestiture of Product Line
During the second quarter of 2023, we completed the sale of a product line within our CCT segment to a third party for $10.5. The Company determined that the product line met the definition of a business per ASC 805, Business Combinations. As a result of the transaction, we recognized a pre-tax gain on sale of $7.2.
Acquisition of SPX FLOW
On December 4, 2025, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with LSF11 Redwood Parent, L.P., LSF11 Redwood TopCo LLC (the “Target”) and ITT Industries Holdings, Inc., a wholly owned subsidiary of the Company to acquire SPX FLOW (the “Acquisition”), a subsidiary of the Target and a leading provider of pumps, valves, mixers, aftermarket services, and other flow and process solutions, for an aggregate purchase price of approximately $4,775 payable at closing of the Acquisition, comprised of $4,075 in cash and 3.8 shares of Company common stock subject to customary closing conditions, including regulatory approvals. The Acquisition is expected to close by the end of the first quarter of 2026.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Membership Interest Purchase Agreement, dated December 4, 2025, by and among ITT Inc., LSF11 Redwood Parent, L.P., LSF11 Redwood TopCo LLC and ITT Industries Holdings, Inc.
Incorporated by reference to Exhibit 2.1 of ITT Inc.’s Form 8-K dated December 5, 2025

3.1	Amended and Restated Articles of Incorporation, effective as of May 23, 2018 Incorporated by reference to Exhibit 3.1 of ITT Inc.’s Form 8-K dated May 25, 2018
3.2	Amended and Restated By-laws of ITT Inc., effective as of February 14, 2023 Incorporated by reference to Exhibit 3.2 of ITT Inc.’s Form 10-K for the year ended December 31, 2022
4.1	Description of Registrant's Securities Incorporated by reference to Exhibit 4. 1 of ITT Inc.’s Form 10-K for the year ended December 31, 2024
10.1
Credit Agreement, dated as of January 12, 2024, among ITT Inc., ITT Italia S.r.l. and the Other Parties Signatory Thereto
Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 8-K dated January 19, 2024

10.2
Credit Agreement, dated as of September 12, 2024, among ITT Inc., U.S. Bank National Association, and the other parties signatory thereto
Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 8-K dated September 12, 2024

10.3
Credit Agreement, dated as of April 30, 2025, among ITT Inc., certain subsidiaries of ITT Inc., U.S. Bank National Association, and the other parties signatory thereto
Incorporated by reference to Exhibit 10.1 of ITT Inc.'s Form 10-Q for the quarter ended March 29, 2025

10.4	Credit Agreement, dated July 30, 2025, among ITT Inc. and Other Parties Signatory Thereto Incorporated by reference to Exhibit 10.2 of ITT Inc.'s Form 10-Q for the quarter ended June 28, 2025
10.5
Amendment No. 1 to Credit Agreement, dated as of July 30, 2025, among ITT Inc., certain subsidiaries of ITT Inc., U.S. Bank National Association, and the other parties signatory thereto
Incorporated by reference to Exhibit 10.1 of ITT Inc.'s Form 10-Q for the quarter ended September 27, 2025

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
Incorporated by reference to Exhibit 10.5 of ITT Inc.’s Form 10-Q for the quarter ended June 30, 2008

10.18*	Omnibus Amendment to Long-Term Incentive Plans, dated as of May 16, 2016 Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Current Report on Form 8-K dated May 16, 2016
10.19*	Amendment to the ITT Consolidated Hourly Pension Plan, dated as of February 19, 2020 Incorporated by reference to Exhibit 10.3 of ITT Inc.’s Form 10-Q for the quarter ended March 31, 2020

Exhibit Number	Description
10.20*	ITT Inc. Chief Executive Officer Retention Plan Incorporated by reference to Exhibit 10.21 of ITT Inc.’s Form 10-K for the year ended December 31, 2024
10.21*	Form of CEO Retention Plan Restricted Stock Unit Agreement Incorporated by reference to Exhibit 10.22 of ITT Inc.’s Form 10-K for the year ended December 31, 2024
10.22*	Form of 2025 Performance Unit Award Agreement Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended March 29, 2025
10.23*	Form of 2025 Restricted Stock Unit Award Agreement Incorporated by reference to Exhibit 10.3 of ITT Inc.’s Form 10-Q for the quarter ended March 29, 2025
10.24*	Form of 2025 Restricted Stock Unit Award Agreement for Non-Employee Directors Incorporated by reference to Exhibit 10.4 of ITT Inc.’s Form 10-Q for the quarter ended March 29, 2025
10.25*	Annual Compensation of Non-Employee Directors Incorporated by reference to Exhibit 10.1 of ITT Inc.'s Form 10-Q for the quarter ended June 28, 2025
10.26*	Form of 2024 Performance Unit Award Agreement Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 10-Q for the quarter ended March 30, 2024
10.27*	Form of 2024 Restricted Stock Unit Agreement Incorporated by reference to Exhibit 10.2 of ITT Inc.’s Form 10-Q for the quarter ended March 30, 2024
10.28*	Form of 2024 Restricted Stock Unit Award Agreement for Non-Employee Directors Incorporated by reference to Exhibit 10.3 of ITT Inc.’s Form 10-Q for the quarter ended March 30, 2024
10.29*	Form of 2023 Performance Unit Award Agreement Incorporated by reference to Exhibit 10.17 of ITT Inc.’s Form 10-K for the year ended December 31, 2022
10.30*	Form of 2023 Restricted Stock Unit Award Agreement Incorporated by reference to Exhibit 10.18 of ITT Inc.’s Form 10-K for the year ended December 31, 2022
10.31*	Form of ITT Inc. Indemnification Agreement with its directors and officers Incorporated by reference to Exhibit 10.5 to ITT Inc.’s Form 8-K dated May 16, 2016
18.1	Preferability Letter on Change in Accounting Principle Incorporated by reference to Exhibit 18.1 of ITT Inc.’s Form 10-Q for the quarter ended March 29, 2025
19.1	Stock Trading and Confidentiality Policy Incorporated by reference to Exhibit 19.1 of ITT Inc.’s Form 10-K for the year ended December 31, 2024
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	ITT Clawback Policy Incorporated by reference to Exhibit 97.1 of ITT Inc.’s Form 10-K for the year ended December 31, 2023
101
The following materials from ITT Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (inline Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to the Consolidated Financial Statements

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
February 9, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ LUCA SAVI	Chief Executive Officer, President and Director	February 9, 2026
Luca Savi (Principal Executive Officer)

/S/ EMMANUEL CAPRAIS	Senior Vice President and Chief Financial Officer	February 9, 2026
Emmanuel Caprais (Principal Financial Officer)

/S/ CHERYL DE MESA GRAZIANO	Vice President and Chief Accounting Officer	February 9, 2026
Cheryl de Mesa Graziano (Principal Accounting Officer)

/S/ KEVIN BERRYMAN	Director	February 9, 2026
Kevin Berryman

/S/ MAGGIE CHU	Director	February 9, 2026
Maggie Chu

/S/ DONALD DEFOSSET, JR.	Director	February 9, 2026
Donald DeFosset, Jr.

/S/ DOUGLAS DELGROSSO	Director	February 9, 2026
Douglas DelGrosso

/S/ NAZZIC KEENE	Director	February 9, 2026
Nazzic Keene

/S/ MARY LASCHINGER	Director	February 9, 2026
Mary Laschinger

/S/ REBECCA A. MCDONALD	Director	February 9, 2026
Rebecca A. McDonald

/S/ CHRISTOPHER O’SHEA	Director	February 9, 2026
Christopher O’Shea

/S/ TIMOTHY H. POWERS	Director	February 9, 2026
Timothy H. Powers

/S/ SHARON SZAFRANSKI	Director	February 9, 2026
Sharon Szafranski

II-4