Form 10-Q
period 2026-04-04
ITT INC.
filed 2026-05-06
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of May 4, 2026, there were 89.4 million shares of Common Stock (par value $1.00 per share) of the issuer outstanding.

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
•the possibility that any of the anticipated benefits and projected synergies of the acquisition of SPX FLOW will not be realized or will not be realized on the anticipated terms within the expected time period;
•uncertain global economic and capital markets conditions, which have been influenced by heightened geopolitical tensions, including conflicts in the Middle East involving Iran, inflation, changes in monetary policies, the threat of a possible regional or global economic recession, trade disputes between the U.S. and its trading partners, political and social unrest, and the availability and fluctuations in prices of energy and commodities, including steel, oil, copper and tin;
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
More information on factors that could cause actual results or events to differ materially from those anticipated is included in Part II, Item 1A, “Risk Factors” herein, as well as in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025 (particularly under the caption “Risk Factors”), our Quarterly Reports on Form 10-Q and in other documents we file from time to time with the SEC.
The forward-looking statements included in this Report speak only as of the date of this Report. We undertake no obligation (and expressly disclaim any obligation) to update any forward-looking statements, whether written or oral or as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	April 4, 2026	March 29, 2025
Revenue	$1,211.9	$913.0
Cost of revenue	783.1	589.8
Gross profit	428.8	323.2
General and administrative expenses	154.1	85.1
Sales and marketing expenses	73.7	47.9
Research and development expenses	33.1	25.3
Intangible amortization	26.7	14.0
Operating income	141.2	150.9
Interest expense	24.7	9.3
Interest income	(10.4)	(1.7)
Other non-operating income, net	(1.9)	(1.0)
Income before income tax expense	128.8	144.3
Income tax expense	49.3	35.2
Net income	79.5	109.1
Less: Income attributable to noncontrolling interests	1.5	0.7
Net income attributable to ITT Inc.	$78.0	$108.4

Earnings per share attributable to ITT Inc.:
Basic	$0.89	$1.33
Diluted	$0.89	$1.33

Weighted average common shares – basic	87.2	81.3
Weighted average common shares – diluted	87.8	81.7
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Operations.
ITT Inc. | Q1 2026 Form 10-Q | 1

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	April 4, 2026	March 29, 2025
Net income	$79.5	$109.1
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(54.1)	27.3
Net change in postretirement benefit plans, net of tax impacts of $0.2 and $0.3 respectively	(0.8)	(1.2)
Other comprehensive (loss) income	(54.9)	26.1
Comprehensive income	24.6	135.2
Less: Comprehensive income attributable to noncontrolling interests	1.5	0.7
Comprehensive income attributable to ITT Inc.	$23.1	$134.5

Disclosure of reclassification adjustments to postretirement benefit plans:
Amortization of prior service benefit, net of tax expense of $0.2 and $0.3 respectively	$(0.7)	$(1.1)
Amortization of net actuarial loss, net of tax benefit of $0.0 and $0.0 respectively	(0.1)	(0.1)
Net change in postretirement benefit plans, net of tax	$(0.8)	$(1.2)
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Comprehensive Income.
ITT Inc. | Q1 2026 Form 10-Q | 2

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of the Period Ended	April 4, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$600.8	$1,742.9
Receivables, net	1,038.0	756.1
Inventories	976.4	671.9
Other current assets	255.7	183.4
Total current assets	2,870.9	3,354.3
Non-current assets:
Plant, property and equipment, net	801.1	627.0
Goodwill	3,787.9	1,511.2
Other intangible assets, net	3,238.8	432.6
Other non-current assets	432.9	385.3
Total non-current assets	8,260.7	2,956.1
Total assets	$11,131.6	$6,310.4
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$477.3	$261.3
Accounts payable	642.2	465.0
Accrued and other current liabilities	760.4	572.0
Total current liabilities	1,879.9	1,298.3
Non-current liabilities:
Non-current portion of long-term debt	3,375.0	521.5
Postretirement benefits	151.1	120.0
Other non-current liabilities	979.9	279.3
Total non-current liabilities	4,506.0	920.8
Total liabilities	6,385.9	2,219.1
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 89.4 shares and 85.9 shares, respectively	89.4	85.9
Capital in excess of par value	1,976.1	1,313.9
Retained earnings	3,030.1	2,987.1
Accumulated other comprehensive loss:
Postretirement benefits	(0.9)	—
Cumulative translation adjustments	(356.7)	(302.5)
Total accumulated other comprehensive loss	(357.6)	(302.5)
Total ITT Inc. shareholders’ equity	4,738.0	4,084.4
Noncontrolling interests	7.7	6.9
Total shareholders’ equity	4,745.7	4,091.3
Total liabilities and shareholders’ equity	$11,131.6	$6,310.4

The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Balance Sheets.
ITT Inc. | Q1 2026 Form 10-Q | 3

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Three Months Ended	April 4, 2026	March 29, 2025
Operating Activities
Income from continuing operations attributable to ITT Inc.	$78.0	$108.4
Adjustments to income from continuing operations:
Depreciation and amortization	54.2	37.2
Equity-based compensation	9.0	7.9
Other non-cash charges, net	11.9	6.3
Changes in assets and liabilities:
Change in receivables	(82.5)	(43.2)
Change in inventories	(48.1)	(5.6)
Change in contract assets	1.1	(6.6)
Change in contract liabilities	3.4	15.9
Change in accounts payable	54.9	16.5
Change in accrued expenses	(47.5)	(31.7)
Change in income taxes	12.2	11.8
Other, net	(6.7)	(3.5)
Net Cash – Operating Activities	39.9	113.4
Investing Activities
Acquisitions, net of cash acquired	(3,533.3)	(1.9)
Capital expenditures	(26.1)	(36.8)
Other, net	(0.6)	(2.0)
Net Cash – Investing Activities	(3,560.0)	(40.7)
Financing Activities
Commercial paper, net borrowings	217.7	291.8
Long-term debt issued, net of debt issuance costs	2,868.3	—
Long-term debt repayments	(546.1)	(229.3)
Share repurchases under repurchase plan	(100.0)	(100.0)
Payments for taxes related to net share settlement of stock incentive plans	(19.7)	(13.0)
Dividends paid	(35.0)	(28.7)
Other, net	(2.1)	(0.7)
Net Cash – Financing Activities	2,383.1	(79.9)
Exchange rate effects on cash and cash equivalents	(4.3)	7.9
Net cash – operating activities of discontinued operations	(0.2)	—
Net change in cash and cash equivalents	(1,141.5)	0.7
Cash and cash equivalents – beginning of year (includes restricted cash of $0.8 and $0.7, respectively)	1,743.7	440.0
Cash and Cash Equivalents – End of Period (includes restricted cash of $1.4 and $0.9, respectively)	$602.2	$440.7
Supplemental Disclosures of Cash Flow and Non-Cash Information:
Cash paid for interest	$30.3	$9.1
Cash paid for income taxes, net of refunds received	30.8	17.6
Capital expenditures included in current liabilities	14.7	13.9
Equity value of common stock issued to acquire SPX FLOW	777.2	—
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Cash Flows.
ITT Inc. | Q1 2026 Form 10-Q | 4

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of and for the Three Months Ended April 4, 2026	Common Stock		Capital in Excess of par value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
December 31, 2025	85.9	$85.9	$1,313.9	$2,987.1	$(302.5)	$6.9	$4,091.3
Net income	—	—	—	78.0	—	1.5	79.5
Shares issued	3.8	3.8	773.4	—	—	—	777.2
Activity from stock incentive plans	0.3	0.3	8.8	—	—	—	9.1
Shares repurchased under repurchase plan	(0.5)	(0.5)	(100.2)	—	—	—	(100.7)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(19.7)	—	—	—	(19.8)
Dividends declared ($0.386 per share)	—	—	—	(35.0)	—	—	(35.0)
Dividends to noncontrolling interest	—	—	—	—	—	(0.7)	(0.7)
Net change in postretirement benefit plans, net of tax	—	—	—	—	(0.8)	—	(0.8)
Net foreign currency translation adjustment	—	—	—	—	(54.1)	—	(54.1)
Other	—	—	(0.1)	—	(0.2)	—	(0.3)
April 4, 2026	89.4	$89.4	$1,976.1	$3,030.1	$(357.6)	$7.7	$4,745.7

As of and for the Three Months Ended March 29, 2025	Common Stock		Capital in Excess of par value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
December 31, 2024	81.5	$81.5	$—	$3,115.6	$(418.3)	$7.0	$2,785.8
Net income	—	—	—	108.4	—	0.7	109.1
Activity from stock incentive plans	0.3	0.3	—	8.1	—	—	8.4
Share repurchases under repurchase plan	(0.7)	(0.7)	—	(100.1)	—	—	(100.8)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	—	(12.9)	—	—	(13.0)
Dividends declared ($0.351 per share)	—	—	—	(28.6)	—	—	(28.6)
Dividends to noncontrolling interest	—	—	—	—	—	(1.2)	(1.2)
Net change in postretirement benefit plans, net of tax	—	—	—	—	(1.2)	—	(1.2)
Net foreign currency translation adjustment	—	—	—	—	27.3	—	27.3
March 29, 2025	81.0	$81.0	$—	$3,090.5	$(392.2)	$6.5	$2,785.8
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Changes in Shareholders’ Equity.
ITT Inc. | Q1 2026 Form 10-Q | 5

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES (EXCEPT PER SHARE AMOUNTS) IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
ITT Inc. is a diversified manufacturer of highly engineered critical components and customized technology solutions for the transportation, industrial, and energy markets. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Inc. and its subsidiaries. ITT operates through three reportable segments: Flow Technologies (FT) (formerly Industrial Process (IP)), consisting of nutrition and health, as well as flow equipment and services; Motion Technologies (MT), consisting of friction and shock and vibration equipment; and Connect & Control Technologies (CCT), consisting of electronic connectors, fluid handling, motion control, composite materials and noise and energy absorption products. Financial information for our segments is presented in Note 3, Segment Information.
Business Combinations
On March 2, 2026, the Company completed the acquisition of SPX FLOW, Inc. (SPX FLOW) for a preliminary purchase price of $4,309.9, net of cash acquired. Subsequent to the acquisition, SPX FLOW’s results are reported within our FT segment. Refer to Note 20, Acquisitions, for more information regarding the SPX FLOW business combination.
Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions) necessary to state fairly the financial position, results of operations, and cash flows for the periods presented. The Consolidated Condensed Balance Sheet as of December 31, 2025, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K (2025 Annual Report) for the year ended December 31, 2025, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). Other than the Reclassification - Intangible amortization expenses described below, we consistently applied the accounting policies described in the 2025 Annual Report in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2025 Annual Report.
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
ITT’s quarterly financial periods end on the Saturday following a 13-week reporting period, except for the last quarterly period of the fiscal year, which ends on December 31st. ITT’s first quarter for 2026 and 2025 ended 94 days and 88 days after the start of their respective fiscal years, with quarter-end dates of April 4, 2026 and March 29, 2025, respectively.
Reclassification - Intangible amortization expenses
Effective January 1, 2026, the Company reclassified intangible amortization expenses as a separate financial statement line item within the Consolidated Statements of Operations. As part of the integration of SPX FLOW, the Company has seen diversity in practice in the classification of intangible amortization expenses, and the reclassification was made to enhance transparency and comparability on the Consolidated Statements of Operations. Previously, intangible amortization expenses were included within cost of revenues, sales and marketing, research and development, and general and administrative, and was not presented as a separate financial statement line item.
ITT Inc. | Q1 2026 Form 10-Q | 6

The Company has reclassified prior‑period amounts to conform to the current‑period presentation. The reclassifications had no impact on operating income, income before income taxes, net income, or earnings per share.
The impact of the reclassification on our previously issued Consolidated Condensed Statement of Operations financial statements is presented in the following table:
Consolidated Condensed Statement of Operations

Three Months Ended March 29, 2025	As previously reported	Effect of Change	As Adjusted
Cost of revenue	$596.7	$(6.9)	$589.8
Gross profit	316.3	6.9	323.2
General and administrative expenses	85.3	(0.2)	85.1
Sales and marketing expenses	53.2	(5.3)	47.9
Research and development expenses	26.9	(1.6)	25.3
Intangible amortization	—	14.0	14.0
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
From time to time, the Financial Accounting Standards Board (FASB) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB's accounting standards are communicated through issuance of an Accounting Standards Update (ASU). The Company considers the applicability and impact of all ASUs on our business and financial results.
Recently adopted accounting pronouncements
In December 2025, the FASB issued ASU 2025‑10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU establishes comprehensive guidance on the recognition, measurement, and presentation of monetary and tangible nonmonetary government grants received by business entities. The standard excludes certain arrangements from its scope, such as income tax credits, government guarantees, below‑market loans, and transfers of intangible assets or services. We elected to early adopt ASU 2025‑10 effective January 1, 2026. Upon adoption, we applied the recognition and measurement model required by the new standard, which is generally aligned with IAS 20, while incorporating targeted improvements specific to U.S. GAAP. The new guidance also requires expanded disclosures related to the nature of government grants received, significant terms and conditions, and the financial statement line items affected. The adoption of ASU 2025‑10 did not have a material impact on our consolidated financial position, results of operations, or cash flows.
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement- Reporting Comprehensive Income. Expense disaggregation disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. This ASU requires disclosure of specified information about certain costs and expenses in the notes to financial statements. The effective dates for this ASU were updated in ASU 2025-01 stating it is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Adoption of this ASU should be applied on a prospective basis. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our financial statements and expect to adopt this ASU for the year ending December 31, 2027.
During 2026, there were no other new accounting standards issued, or that are pending issuance, which are expected to have a material impact on our consolidated condensed financial statements upon adoption.
ITT Inc. | Q1 2026 Form 10-Q | 7

NOTE 3
SEGMENT INFORMATION
The Company’s segments are reported on the same basis used by our chief operating decision maker (CODM) for evaluating performance and for allocating resources. The Company’s CODM is the President and Chief Executive Officer. The CODM allocates resources based on revenue and operating income primarily through the annual budget and periodic forecasting process. The CODM considers budget-to-actual variances when making decisions about allocating capital and personnel to the segments. As a result of the SPX FLOW acquisition, the Company renamed the Industrial Process segment as Flow Technologies to reflect the expanded scale and capabilities of the combined operations. Our three reportable segments are referred to as Flow Technologies, Motion Technologies and Connect & Control Technologies.
Flow Technologies manufactures engineered fluid process equipment serving a diversified mix of customers in global industries such as chemical, energy, marine, mining, nutrition and health, and is a provider of pumps, valves, mixers, aftermarket services and parts.
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
Assets of our reportable segments exclude general corporate assets, which principally consist of cash, investments, deferred taxes, and certain property, plant and equipment. These assets are included within Corporate and Other.
Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, including environmental liabilities, which are managed at a corporate level and are not included in segment results when evaluating performance or allocating resources.
The following table presents our revenue for each segment and reconciles our total segment revenue to total consolidated revenue.

Three Months Ended April 4, 2026	Flow Technologies	Motion Technologies	Connect & Control Technologies	Total
Revenue	$537.4	$397.2	$278.5	$1,213.1
Other / Eliminations				(1.2)
Consolidated revenue				$1,211.9
Costs of revenue(a)	329.7	278.1	176.7
Selling, general and administrative expenses(a)	94.8	22.8	36.6
Research and development expenses(a)	7.8	12.7	12.6
Intangible amortization(a)	23.0	0.2	3.4
Segment operating income	$82.1	$83.4	$49.2	$214.7
Corporate and other				(73.5)
Interest expense				(24.7)
Interest income				10.4
Other non-operating income, net				1.9
Income from continuing operations before income tax				$128.8
ITT Inc. | Q1 2026 Form 10-Q | 8

Three Months Ended March 29, 2025	Flow Technologies	Motion Technologies	Connect & Control Technologies	Total
Revenue	$333.3	$346.1	$234.7	$914.1
Other / Eliminations				(1.1)
Consolidated revenue				$913.0
Costs of revenue(a)	198.8	239.8	152.3
Selling, general and administrative expenses(a)	59.3	27.1	31.1
Research and development expenses(a)	4.8	11.4	8.3
Intangible amortization(a)	6.9	0.2	7.0
Segment operating income	$63.5	$67.6	$36.0	$167.1
Corporate and other				(16.2)
Interest expense				(9.3)
Interest income				1.7
Other non-operating income, net				1.0
Income from continuing operations before income tax				$144.3
(a)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
The following table presents our operating margin for each segment. Segment operating margin is calculated as segment operating income divided by segment revenue.

	Three Months Ended
For the Three Months Ended	April 4, 2026	March 29, 2025
Flow Technologies	15.3%	19.1%
Motion Technologies	21.0%	19.5%
Connect & Control Technologies	17.7%	15.3%
The following table presents our total assets, capital expenditures, and depreciation & amortization expense for each segment.

As of and for the Three Months Ended	Total Assets		Capital Expenditures		Depreciation & Amortization
	April 4, 2026	December 31, 2025	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Flow Technologies(a)	$8,137.1	$1,993.2	$5.2	$6.1	$30.3	$10.9
Motion Technologies	1,276.5	1,257.3	14.4	27.0	15.5	13.9
Connect & Control Technologies	1,369.5	1,332.5	6.2	3.6	7.6	11.0
Corporate and Other	348.5	1,727.4	0.3	0.1	0.8	1.4
Total(a)	$11,131.6	$6,310.4	$26.1	$36.8	$54.2	$37.2
(a)The increase in total assets is due to the acquisition of SPX FLOW.
ITT Inc. | Q1 2026 Form 10-Q | 9

NOTE 4
REVENUE
The following tables present our revenue disaggregated by end market.

For the Three Months Ended April 4, 2026	Flow Technologies	Motion Technologies	Connect & Control Technologies	Other / Eliminations	Total
Auto and rail	$—	$392.6	$—	$—	$392.6
Chemical and industrial pumps	236.8	—	—	—	236.8
Aerospace and defense	—	3.4	191.7	—	195.1
Energy	211.0	—	13.0	—	224.0
General industrial	—	1.2	73.8	(1.2)	73.8
Nutrition and health	89.6	—	—	—	89.6
Total	$537.4	$397.2	$278.5	$(1.2)	$1,211.9

For the Three Months Ended March 29, 2025	Flow Technologies	Motion Technologies	Connect & Control Technologies	Other / Eliminations	Total
Auto and rail	$—	$342.8	$—	$—	$342.8
Chemical and industrial pumps	224.3	—	—	—	224.3
Aerospace and defense	—	2.3	162.9	—	165.2
Energy	109.0	—	12.6	—	121.6
General industrial	—	1.0	59.2	(1.1)	59.1
Total	$333.3	$346.1	$234.7	$(1.1)	$913.0
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
The following table represents our net contract assets and liabilities.

As of the Period Ended	April 4, 2026	December 31, 2025
Current contract assets	$78.4	$50.9
Non-current contract assets	4.6	2.6
Current contract liabilities	(271.8)	(175.7)
Non-current contract liabilities	(4.4)	(4.7)
During the three months ended April 4, 2026, we recognized revenue of $65.5 related to contract liabilities as of December 31, 2025. The increase in current contract liabilities is due to contract liabilities acquired as a result of the SPX FLOW acquisition. The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations, or backlog, was $2,513.0 as of April 4, 2026. Of this amount, we expect to recognize approximately 70% to 75% of revenue over the next nine months, with the remainder in 2027. Our backlog generally represents firm orders that have been received, acknowledged, and entered into our production systems. However, within certain businesses in MT, our customers include automotive OEMs and we may win an award on an automotive platform several years in advance based on estimated levels of future automotive production. These awards allow for the customer to adjust their production levels at any time and therefore are not considered firm orders. Within these businesses, we believe orders are firm upon receipt of the customer purchase order, which may require us to fulfill the order in as little as one week. As such, our backlog at any point in time for these businesses is not believed to be significant and therefore has been excluded from the total backlog amount.
ITT Inc. | Q1 2026 Form 10-Q | 10

NOTE 5
RESTRUCTURING ACTIONS
From time to time, we initiate restructuring actions throughout our businesses. There are no restructuring actions that are considered individually significant. The following table summarizes our total restructuring costs, which are presented within General and administrative expenses within our Consolidated Condensed Statements of Operations.

For the Three Months Ended	April 4, 2026	March 29, 2025
Severance and other employee-related	$10.8	$6.1
Other	—	0.4
Total restructuring costs	$10.8	$6.5
By segment:
Flow Technologies	$7.7	$4.2
Motion Technologies	0.5	0.2
Connect & Control Technologies	1.1	2.1
Corporate and Other	1.5	—
The following table displays a rollforward of our restructuring liability, which is included within accrued liabilities on our Consolidated Condensed Balance Sheet.

For the Three Months Ended	April 4, 2026	March 29, 2025
Beginning balance - January 1	$3.7	$2.9
Restructuring costs	10.8	6.5
Cash payments	(3.4)	(2.5)
Foreign exchange translation and other	1.0	—
Ending balance	$12.1	$6.9
By accrual type:
Severance and other employee-related	$12.1	$6.9
NOTE 6
INCOME TAXES
The following table summarizes our income tax expense and effective tax rate (ETR).

For the Three Months Ended	April 4, 2026	March 29, 2025
Income tax expense	$49.3	$35.2
Effective tax rate	38.3%	24.4%
The ETR for the three months ended April 4, 2026 increased to 38.3%, primarily due to the recognition of additional tax expense related to undistributed foreign earnings, transaction-related costs incurred in connection with the acquisition of SPX FLOW, and the impact of amended tax filings in Luxembourg. In addition, the acquisition affected the geographic mix of earnings which further contributed to the higher effective tax rate for the period.
During the quarter, the Company recorded deferred tax liabilities related to the acquisition of SPX FLOW, primarily associated with fair value adjustments to acquired intangible assets and other net assets. These deferred tax balances were recorded as part of preliminary purchase accounting and contributed to the increase in the Company’s deferred tax liabilities during the period. The purchase accounting remains subject to adjustment during the measurement period. In addition to deferred taxes recorded as a result of purchase accounting adjustments, the Company also assumed SPX FLOW’s existing deferred tax balances. These assumed balances are reflected in the Company’s deferred tax position as of the acquisition date.
ITT Inc. | Q1 2026 Form 10-Q | 11

In October 2021, more than 135 countries and jurisdictions agreed to participate in a “two-pillar” international tax approach developed by the Organisation for Economic Co-operation and Development (OECD), which includes establishing a global minimum corporate tax rate of 15 percent. The OECD published Tax Challenges Arising from the Digitalisation of the Economy — Global Anti-Base Erosion Model Rules (Pillar Two) in December 2021 and subsequently issued additional commentary and administrative guidance clarifying several aspects of the model rules. Since the model rules have been released, many countries have enacted Pillar Two-related laws, many of which became effective January 1, 2024 with additional laws effective January 1, 2025. As of April 4, 2026, Pillar Two did not have a significant impact on our financial statements.
On January 5, 2026, the OECD released a Pillar Two Administrative Guidance package containing the Side-by-Side Safe Harbor (the SbS). Under the SbS, Multinational Enterprises headquartered in a jurisdiction that has a Qualified SbS Regime are eligible for the SbS election. The United States is listed as a jurisdiction with a Qualified SbS Regime. By making the SbS election, top-up taxes under the Income Inclusion Rule and Undertaxed Profits Rule are set to zero. However, the SbS does not have an impact on the application of Pillar Two Qualified Domestic Minimum Top-up Taxes. Jurisdictions are required to implement the SbS effective for fiscal years beginning on or after January 1, 2026 (or at the earliest practicable date where there are constitutional or other superior law constraints preventing retroactive adoption). ITT will monitor the adoption of SbS in each jurisdiction and intends to elect the SbS where available.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (OBBBA), which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international) and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. The Company evaluated the OBBBA and implemented certain provisions of the legislation during the current quarter; it continues to evaluate the ongoing effects of the legislation.
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including China, Czechia, Germany, India, Italy, and the U.S. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could decrease by approximately $1.6 due to changes in audit status, expiration of statutes of limitations, and other events.
In connection with the acquisition of SPX FLOW completed during the quarter, the Company assumed uncertain tax positions, which were recorded as part of the preliminary purchase accounting. The assumed uncertain tax positions primarily relate to tax positions taken by SPX FLOW in prior periods, and their recognition resulted in an increase in the Company’s total uncertain tax positions during the quarter. The purchase accounting remains provisional, and the recorded uncertain tax positions may be subject to adjustment during the measurement period as additional information becomes available regarding the underlying tax exposures and related assumptions.
NOTE 7
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT.

For the Three Months Ended	April 4, 2026	March 29, 2025
Basic weighted average common shares outstanding	87.2	81.3
Add: Dilutive impact of outstanding equity awards	0.6	0.4
Diluted weighted average common shares outstanding	87.8	81.7

Anti-dilutive shares(a)	0.2	0.1
(a)    Anti-dilutive shares related to equity stock unit awards excluded from the computation of diluted earnings per share.
ITT Inc. | Q1 2026 Form 10-Q | 12

NOTE 8
RECEIVABLES, NET
The following table summarizes our receivables and associated allowance for credit losses.

As of the Period Ended	April 4, 2026	December 31, 2025
Trade accounts receivable	$1,015.7	$737.7
Notes receivable	9.7	7.8
Other	33.5	29.1
Receivables, gross	1,058.9	774.6
Less: Allowance for credit losses	(20.9)	(18.5)
Receivables, net	$1,038.0	$756.1
The following table displays a rollforward of our allowance for credit losses on receivables and contract assets.

For the Three Months Ended	April 4, 2026	March 29, 2025
Total allowance for credit losses - January 1	$18.5	$14.2
Charges to income	2.8	(0.9)
Write-offs	(0.2)	—
Foreign currency and other	(0.2)	0.8
Total allowance for credit losses - ending balance	$20.9	$14.1
NOTE 9
INVENTORIES
The following table summarizes our inventories.

As of the Period Ended	April 4, 2026	December 31, 2025
Raw materials	$539.8	$411.8
Work in process	178.5	125.2
Finished goods	258.1	134.9
Inventories	$976.4	$671.9
ITT Inc. | Q1 2026 Form 10-Q | 13

NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS
The following table summarizes our other current and non-current assets.

As of the Period Ended	April 4, 2026	December 31, 2025
Advance payments and other prepaid expenses	$100.8	$71.5
Current contract assets, net	78.4	50.9
Prepaid income taxes	51.8	37.8
Other	24.7	23.2
Other current assets	$255.7	$183.4
Other employee benefit-related assets	$145.3	$142.3
Operating lease right-of-use assets	108.7	80.4
Deferred income taxes	80.4	82.4
Equity-method and other investments	41.8	41.0
Capitalized software costs	11.3	4.6
Environmental-related assets	9.8	9.8
Other	35.6	24.8
Other non-current assets	$432.9	$385.3
NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET
The following table summarizes our property, plant, and equipment, net of accumulated depreciation.

	Useful life (in years)	April 4, 2026	December 31, 2025
Machinery and equipment	2 - 10	$1,536.0	$1,433.9
Buildings and improvements	5 - 40	387.4	343.8
Furniture, fixtures and office equipment	3 - 7	95.4	86.2
Construction work in progress		88.3	80.1
Land and improvements		47.4	26.7
Other		2.9	2.6
Plant, property and equipment, gross		2,157.4	1,973.3
Less: Accumulated depreciation		(1,356.3)	(1,346.3)
Plant, property and equipment, net		$801.1	$627.0
The following table summarizes our depreciation expense.

For the Three Months Ended	April 4, 2026	March 29, 2025
Depreciation expense	$26.1	$21.7
ITT Inc. | Q1 2026 Form 10-Q | 14

NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill by segment.

	Flow Technologies	Motion Technologies	Connect & Control Technologies	Total
Goodwill - December 31, 2025	$663.7	$281.5	$566.0	$1,511.2
Acquired(a)	2,313.3	—	—	2,313.3
Foreign exchange translation	(34.4)	(1.7)	(0.5)	(36.6)
Goodwill - April 4, 2026	$2,942.6	$279.8	$565.5	$3,787.9
(a)Goodwill acquired for our FT segment is related to our acquisition of SPX FLOW, representing the preliminary calculation of excess purchase price over the net assets acquired. Refer to Note 20, Acquisitions, for further information.
Other Intangible Assets, Net
The following table summarizes our other intangible assets, net of accumulated amortization.

	April 4, 2026			December 31, 2025
As of the Period Ended	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$2,469.4	$(132.5)	$2,336.9	$400.6	$(117.6)	$283.0
Developed technology	453.6	(35.5)	418.1	114.6	(32.3)	82.3
Patents and other	153.5	(62.6)	90.9	58.9	(54.9)	4.0
Finite-lived intangible total	3,076.5	(230.6)	2,845.9	574.1	(204.8)	369.3
Indefinite-lived intangibles	392.9	—	392.9	63.3	—	63.3
Other intangible assets	$3,469.4	$(230.6)	$3,238.8	$637.4	$(204.8)	$432.6
The preliminary fair values of intangible assets acquired in connection with the purchase of SPX FLOW consist of the following:

	Useful life (in years)	Fair value
Customer relationships	18	$2,070.0
Developed technology	18	340.0
Trade name	Indefinite	330.0
Backlog	1	95.0
Total intangible assets acquired		$2,835.0
Customer relationships, developed technology, and other intangible assets are amortized over weighted average lives of approximately 17.7 years, 17.7 years and 2.0 years, respectively. Indefinite-lived intangibles primarily consist of brands and trademarks.
ITT Inc. | Q1 2026 Form 10-Q | 15

Estimated amortization expense for each of the remainder of 2026, the four succeeding years, and thereafter is as follows:

Remainder of 2026	$195.7
2027	174.3
2028	161.0
2029	160.7
2030	160.6
2031 and thereafter	1,993.6
NOTE 13
ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES
The following table summarizes our accrued liabilities and other non-current liabilities.

As of the Period Ended	April 4, 2026	December 31, 2025
Compensation and other employee-related benefits	$191.4	$178.3
Contract liabilities and other customer-related liabilities	324.8	220.8
Accrued income taxes and other tax-related liabilities	77.8	46.4
Operating lease liabilities	34.9	24.4
Accrued warranty costs	30.0	23.5
Environmental liabilities and other legal matters	13.0	14.4
Accrued restructuring costs	12.1	3.7
Other	76.4	60.5
Accrued and other current liabilities	$760.4	$572.0
Deferred income taxes and other tax-related liabilities(a)	$750.8	$82.5
Operating lease liabilities	77.8	60.0
Environmental liabilities	48.1	45.0
Compensation and other employee-related benefits	46.6	40.7
Other	56.6	51.1
Other non-current liabilities	$979.9	$279.3
(a)The increase in deferred tax liabilities primarily relates to purchase accounting adjustments recorded in connection with the acquisition of SPX FLOW. See Note 6, Income Taxes, for additional information.
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
ITT Inc. | Q1 2026 Form 10-Q | 16

The following table displays a rollforward of our supply chain financing obligations which is included within Accounts payable in our Consolidated Condensed Balance Sheets.

	April 4, 2026	March 29, 2025
Confirmed obligations outstanding at the beginning of the year	$11.7	$11.3
Invoices confirmed in the year	15.2	15.0
Payments applied towards invoices	(18.0)	(9.1)
Foreign currency translation	0.1	0.2
Confirmed obligations outstanding at the end of period	$9.0	$17.4
NOTE 14
LEASES
The following table displays our future lease obligations related to non-cancellable operating leases as of April 4, 2026.

2026	$34.9
2027	27.3
2028	19.6
2029	12.0
2030	7.5
Thereafter	25.2
Total undiscounted future operating lease obligations	126.5
Less: imputed interest	13.8
Present value of future operating lease obligations	$112.7
NOTE 15
DEBT
The following table summarizes our outstanding debt obligations.

As of the Period Ended	April 4, 2026	December 31, 2025
Commercial paper	$472.1	$258.0
Current maturities of long-term debt	2.8	2.8
Short-term loans	2.4	0.5
Total short-term borrowings	477.3	261.3
Non-current maturities of long-term debt	3,375.0	521.5
Total debt	$3,852.3	$782.8
ITT Inc. | Q1 2026 Form 10-Q | 17

Commercial Paper
The following table presents our outstanding commercial paper borrowings and associated weighted average interest rates as of April 4, 2026 and December 31, 2025.

As of the Period Ended	April 4, 2026	December 31, 2025
Commercial Paper Outstanding - U.S. Program	$264.7	$—
Commercial Paper Outstanding - Euro Program	207.4	258.0
Total Commercial Paper Outstanding	$472.1	$258.0
Weighted Average Interest Rate - U.S. Program	4.17%	N.A
Weighted Average Interest Rate - Euro Program	2.42%	2.42%
Outstanding commercial paper for both periods had maturity terms less than three months from the date of issuance.
2025 Revolving Credit Agreement
On July 30, 2025, we entered into a revolving credit facility agreement with a syndicate of third-party lenders including U.S. Bank National Association, as administrative agent (the 2025 Revolving Credit Agreement). Upon its effectiveness, the 2025 Revolving Credit Agreement replaced the revolving credit facility agreement that we entered into on August 5, 2021, with a syndicate of third-party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement was terminated on July 30, 2025 with no outstanding balances remaining. The 2025 Revolving Credit Agreement matures in July 2030 and provides for an aggregate principal amount of up to $1,100. The 2025 Revolving Credit Agreement provides for a potential increase of commitment of up to $550 for a possible maximum of $1,650 in aggregate commitments at the request of the Company and with the consent of the institutions providing such increase of commitments. As of April 4, 2026, there were no outstanding borrowings under the 2025 Revolving Credit Agreement.
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
As of April 4, 2026, all financial covenants (e.g., leverage ratio) associated with the 2025 Revolving Credit Agreement were within the prescribed thresholds.
ITT Inc. | Q1 2026 Form 10-Q | 18

Long-Term Debt
The following table provides the future maturities and associated interest rates related to the outstanding long-term debt as of April 4, 2026:

Description	Maturity Date	Interest Rate	Amount
2025 Term Loan Credit Agreement	2027-04-30	4.66%	$505.0
2026 Delayed Draw Term Loan (DDTL)	2028-03-02	4.79%	2,875.0
Other(a)			4.8
Total maturities of long-term debt			3,384.8
Unamortized debt issuance costs			(7.0)
Total long-term debt, net of issuance costs			$3,377.8
(a)Other long-term debt primarily includes indentures with the Italian government with maturity dates through 2029 and interest rates ranging between 0% and 3.85%.
2026 DDTL Credit Agreement
On February 18, 2026, the Company entered into a credit agreement (the 2026 DDTL Credit Agreement) among the Company, as borrower, certain of its subsidiaries, as co-borrowers, each lender from time to time party thereto, and U.S. Bank National Association, as the administrative agent, sole lead arranger and sole bookrunner.
The 2026 DDTL Credit Agreement provides for delayed draw term loan commitments (the DDTL Commitments) in an aggregate principal amount of $2,875, which may be drawn, on up to two occasions, to finance the Company’s acquisition of SPX FLOW. The DDTL Commitments expire on September 11, 2026 to the extent such DDTL Commitments are undrawn or have not otherwise been terminated prior to such date. An unused commitment fee on the daily unused portion of the DDTL Commitments will accrue at a rate per annum equal to 0.10% during the period from and including May 3, 2026 until the earlier of (i) the date on which the DDTL Loans (as defined below) are fully funded and (ii) the date on which the DDTL Commitments terminate or expire.
The loans drawn under the 2026 DDTL Credit Agreement (the DDTL Loans) will mature in March 2028, which is two years from the date of the first borrowing of the DDTL Loans. Total outstanding borrowings under the DDTL Loans were $2,875.0, as of April 4, 2026.
The DDTL Loans will bear interest at rate per annum equal to, at the Company’s option, either (i) Term SOFR plus a margin ranging from 1.00% to 1.50%, or (ii) an alternate base rate plus a margin ranging from 0.0% to 0.50%, with the applicable margin determined by reference to the Company’s debt ratings as set forth in the 2026 DDTL Credit Agreement. The DDTL Loans may be prepaid by the Company at any time, in whole or in part, without penalty or premium, subject to certain customary conditions.
The 2026 DDTL Credit Agreement contains affirmative and negative covenants customary for a facility of this type that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional debt or liens, merge or consolidate with another person, sell, transfer, lease or otherwise dispose of assets, or liquidate or dissolve, in each case, subject to baskets and thresholds set forth in the 2026 DDTL Credit Agreement. Additionally, the 2026 DDTL Credit Agreement requires the Company to comply with a maximum ratio of net consolidated total indebtedness to consolidated adjusted EBITDA of 3.50 to 1.00 (which maximum ratio may be increased for certain periods following the consummation of certain material acquisitions). The 2026 DDTL Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company or any of its subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency events affecting the Company or any of its material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary.
ITT Inc. | Q1 2026 Form 10-Q | 19

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
The 2025 Term Loan Credit Agreement has a maturity of two years and provides for a term loan of $750. Proceeds of the term loan were applied to pay down the Company’s U.S. commercial paper capacity and for other general corporate purposes, including working capital needs. During the first three months of 2026, the Company made loan repayments of $15.0. Total outstanding borrowings under the Amended 2025 Term Loan Credit Agreement were $505.0, as of April 4, 2026.
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
SPX FLOW Senior Notes due 2030
In connection with the SPX FLOW acquisition, ITT assumed the aggregate principal amount of $500 of 8.75% senior unsecured notes due in April 2030 (the Senior Notes). The Senior Notes were issued pursuant to an indenture, dated as of April 5, 2022, by SPX FLOW, the subsidiary guarantors named therein, and Wilmington Trust, National Association, as trustee of the Senior Notes. The Senior Notes were offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the Securities Act), and to certain non-U.S. persons in transactions outside of the United States in reliance on Regulation S under the Securities Act. During the first quarter of 2026, ITT paid $532.80 to extinguish the Senior Notes, including $21.9 of accrued interest and $10.9 of premium, which resulted in a gain on extinguishment of $1.8.
NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses in our Consolidated Condensed Statements of Operations. The following table summarizes our LTIP costs.

For the Three Months Ended	April 4, 2026	March 29, 2025
Equity-based awards	$9.0	$7.9
Liability-based awards	2.0	0.7
Total share-based compensation expense	$11.0	$8.6
As of April 4, 2026, there was $87.2 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.2 years. Additionally, unrecognized compensation cost related to liability-based awards was $6.1, which is expected to be recognized ratably over a weighted-average period of 2.2 years.
ITT Inc. | Q1 2026 Form 10-Q | 20

Year-to-Date 2026 LTIP Activity (Equity-based Awards)
The majority of our LTIP awards are granted during the first quarter of each year and have three-year service periods. The majority of these awards either vest equally each year or at the completion of the three-year service period. During the three months ended April 4, 2026, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)(a)	0.1	$197.70
Performance stock units (PSUs)	0.1	$219.28
(a)Includes the CEO Retention Plan grant awarded on March 4, 2026 with a grant date fair value of $7.0.
During the three months ended April 4, 2026 and March 29, 2025, a nominal amount of non-qualified stock options were exercised resulting in proceeds of $0.1 and $0.6, respectively. During the three months ended April 4, 2026 and March 29, 2025, RSUs of 0.1 and 0.1, respectively, vested and were issued. During the three months ended April 4, 2026 and March 29, 2025, PSUs of 0.1 and 0.1 that vested on December 31, 2025 and 2024, respectively, were issued.
NOTE 17
CAPITAL STOCK
On March 2, 2026, the Company issued 3.84 shares of ITT common stock, representing $777.2 of the consideration for the SPX FLOW acquisition. The shares were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act.
On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan). The following table summarizes our share repurchase activity during the three months ended April 4, 2026 and March 29, 2025, respectively.

For the Three Months Ended	April 4, 2026	March 29, 2025
Shares repurchased and retired	0.5	0.7
Cost of share repurchases	$100.7	$100.8
There was $355 of remaining capacity left under the 2023 Plan as of April 4, 2026.
Separate from the open-market share repurchase program, the Company withholds shares of common stock in settlement of employee tax withholding obligations due upon the vesting of equity-based compensation awards.
The following table summarizes Company share withholdings related to net shares settlement of stock incentive plans.

For the Three Months Ended	April 4, 2026	March 29, 2025
Shares withheld for taxes related to net share settlement of stock incentive plans	0.1	0.1
Payments for taxes related to net share settlement of stock incentive plans	$19.8	$13.0

ITT Inc. | Q1 2026 Form 10-Q | 21

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
The following table provides a rollforward of our estimated environmental liability.

For the Three Months Ended	April 4, 2026	March 29, 2025
Environmental liability - beginning balance	$56.1	$54.9
Change in estimates for pre-existing accruals	1.7	0.2
Acquired	2.5	—
Payments	(0.8)	(0.7)
Foreign currency	0.1	0.1
Environmental liability - ending balance	$59.6	$54.5
Environmental-related assets, including estimated recoveries from insurance providers and other third parties, were $10.3 as of April 4, 2026 and December 31, 2025.
The following table illustrates the reasonably possible high range of estimated liability and number of active sites.

As of the Period Ended	April 4, 2026	December 31, 2025
High-end estimate of environmental liability	$100.7	$97.3
Number of open environmental sites	27	26
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
ITT Inc. | Q1 2026 Form 10-Q | 22

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
Foreign Currency Derivative Contracts
The Company enters into foreign currency forward or option contracts to mitigate foreign currency risk associated with transacting with international customers, suppliers, and subsidiaries. The notional amounts and fair values of our outstanding foreign currency derivative contracts, which are recorded within Other current assets in our Consolidated Condensed Balance Sheets, were as follows:

As of the Period Ended	April 4, 2026	December 31, 2025
Notional amount (U.S. dollar equivalent)	$349.7	$201.5
Fair value of foreign currency derivative contracts(a)	$4.6	$0.5
(a)    Our foreign currency derivative contracts are classified within Level 2 of the fair value hierarchy because these contracts are not actively traded and the valuation inputs are based on market observable data of similar instruments.
Gains or losses arising from changes in fair value of our foreign currency derivative contracts are recorded within General and administrative expenses in our Consolidated Statements of Operations. The cash flow impact upon settlement of our foreign currency derivative contracts is included in operating activities in our Consolidated Statements of Cash Flows. The financial statement impact from foreign currency derivative contracts were as follows:

For the Three Months Ended	April 4, 2026	March 29, 2025
Gain/(loss) on foreign currency derivative contracts(a)	$1.7	$(3.1)
Cash inflow from foreign currency derivative contracts	$0.9	$1.9
(a)    None of our derivative contracts were designated as hedging instruments under ASC 815 - Derivatives & Hedging.
NOTE 20
ACQUISITIONS AND DIVESTITURES
Acquisition of SPX FLOW
On March 2, 2026, we completed the acquisition of 100% of SPX FLOW pursuant to the Membership Interest Purchase Agreement, dated December 4, 2025, with LSF11 Redwood Parent, L.P. (the Purchase Agreement). SPX FLOW is a provider of highly engineered equipment and process technologies serving industrial, chemical, energy, nutrition and health and personal care markets. Its portfolio includes brands and equipment designed to improve process efficiency, product quality and operational performance for customers worldwide. SPX FLOW’s approximately 3,900 employees bring engineering expertise and customer intimacy that we believe will support long‑standing relationships and help drive recurring aftermarket value across a large installed base. SPX FLOW, which generated revenue of $1,340 during 2025, will be reported within our FT segment.
The total preliminary acquisition consideration of $4,309.9, net of cash acquired, was funded through a combination of cash and equity. The final consideration is subject to a customary working capital adjustment. The following table summarizes the preliminary purchase consideration transferred in connection with the acquisition:

Cash, net of cash acquired	$3,532.7
ITT equity value of shares issued(a)	777.2
Total purchase consideration	$4,309.9
(a)Fair value of shares issued is based on 3.8 shares issued at a price of $202.41 per share.
ITT Inc. | Q1 2026 Form 10-Q | 23

The primary areas of the purchase price allocations that are not yet finalized relate to the valuation of certain tangible and intangible assets, liabilities, income tax, and residual goodwill, which represents the excess of the purchase price over the fair value of the net tangible and other intangible assets acquired. The Company expects to obtain the information necessary to finalize fair value of the net assets and liabilities during the measurement period, not to exceed one year from the acquisition date. Changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period they occur.
The assets acquired and liabilities assumed for the SPX FLOW acquisition were recorded at fair value and are shown in the table below.

Allocation of Purchase Price	Preliminary
Receivables	$210.6
Inventory	264.3
Plant, property and equipment	186.3
Goodwill(a)	2,313.3
Other intangible assets	2,835.0
Other assets	134.3
Accounts payable and accrued liabilities	(280.8)
Contract liabilities	(96.2)
Deferred tax liability	(616.6)
Long-term debt	(531.3)
Other liabilities	(109.0)
Net assets acquired	$4,309.9
(a)    Goodwill acquired with SPX FLOW is primarily attributable to the complementary nature of SPX FLOW’s product portfolio to ITT’s existing industrial flow equipment and services portfolio and our ITT’s expansion in the health and nutrition sector. Goodwill is not expected to be deductible for income tax purposes
The amounts of sales and net loss from continuing operations before income taxes of SPX FLOW since the acquisition date, included in the Consolidated Statement of Operations for the three months ended April 4, 2026 are $149.3 and $5.8 million, respectively. Transaction expenses to complete the acquisition of $49.2 were recognized within general and administrative expenses during the three months ended April 4, 2026.
Pro Forma Financial Information
The following table summarizes the condensed combined results of operations of the Company for the three months ended on April 4, 2026 and March 29, 2025, assuming the SPX FLOW acquisition had occurred on January 1, 2025.

For the Three Months Ended	April 4, 2026	March 29, 2025
Revenue	$1,397.6	$1,206.9
Net Income attributable to the combined entities	$72.9	$(11.1)
The unaudited pro forma results are for informational purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition occurred on January 1, 2025, nor are they necessarily indicative of future results. The unaudited pro-forma information for all periods presented includes the following adjustments, where applicable, for business combination accounting effects resulting from the acquisition: (i) the impact of the fair value step up in inventory, (ii) additional depreciation and amortization expense related to property, plant and equipment and finite-lived intangible assets acquired, (iii) repayment of SPX FLOW’s indebtedness, (iv) additional interest expense related to financing for the acquisition, (v) transaction expenses, and (vi) the related tax effects assuming that the business combination occurred on January 1, 2025.
The unaudited pro-forma consolidated information for the quarter ended March 29, 2025 includes nonrecurring expenses of $49.2 related to transaction costs, $44.1 related to the step-up of inventory to fair value, and $23.8 of backlog amortization.
ITT Inc. | Q1 2026 Form 10-Q | 24

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share amounts, unless otherwise stated)
OVERVIEW
ITT Inc., through its worldwide subsidiaries, is a diversified manufacturer of highly engineered critical components and customized technology solutions for the transportation, industrial, energy, and health and nutrition markets. We manufacture components that are integral to the operation of systems and manufacturing processes in these key markets. Our products enable functionality for applications where reliability and performance are critically important to our customers and the users of their products.
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
Our product and service offerings are organized into three reportable segments: Flow Technologies (FT), Motion Technologies (MT), and Connect & Control Technologies (CCT). Flow Technologies, formerly Industrial Process, was renamed following our acquisition of SPX FLOW to reflect the expanded scale and capabilities of the combined operations. See Note 3, Segment Information, to the Consolidated Condensed Financial Statements for a summary description of each segment. Additional information is also available in our 2025 Annual Report within Part I, Item 1, “Description of Business.”
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three months ended March 29, 2025, unless stated otherwise.
Effective January 1, 2026, the Company is presenting intangible amortization as a separate line item within the consolidated statements of operations to enhance transparency and comparability. For additional information on the change in presentation, refer to Note 1, Description of Business and Basis of Presentation. Management’s discussion and analysis of the financial condition and results of operations have been adjusted to reflect the change in presentation.
ITT Inc. | Q1 2026 Form 10-Q | 25

Global Macroeconomic Conditions
Global macroeconomic conditions continue to evolve against a backdrop of geopolitical uncertainty and shifting market demands. While these dynamics created areas of variability, the Company continued to apply disciplined execution and strategic investment across its businesses. For the remainder of 2026, we expect demand to remain firm, but with variation between industrial end markets. In addition, changes in geopolitical and energy market risk, tariffs and trade policies, workforce availability and cost, technology transformation and cost inflation are factors that we are watching that may impact our performance going forward.
Geopolitical and Energy Market Risk: Geopolitical developments, including heightened tensions and active conflict in the Middle East, may impact global supply chains, energy pricing trends, and defense‑related procurement. In particular, the developing U.S. military conflict with Iran, along with the closure of the Strait of Hormuz, has contributed to increased volatility in global energy markets and higher oil and natural gas prices. These dynamics may influence customer investment decisions, project timing, logistics costs, and overall market conditions across certain end markets. At the same time, our growing presence in critical flow technologies, energy‑related applications, and resilient aftermarket channels helps balance exposure to near‑term volatility. Additionally, select programs within CCT may benefit from sustained or increased investments in defense, security, and national infrastructure. Overall, our continued portfolio evolution and diversified end‑market exposure are intended to enhance durability and adaptability across macroeconomic and geopolitical cycles.
Tariffs and Trade Policies: Ongoing tariff regimes and changes in global trade frameworks may influence input costs and sourcing patterns. Trade policy volatility has remained elevated; however, recent legal developments, including a U.S. Supreme Court decision invalidating certain tariffs imposed in prior administrations, have introduced increased clarity into the trade environment. In response, the U.S. government has established programs to allow eligible companies to seek refunds of previously paid tariffs, and we are currently pursuing recovery under applicable refund mechanisms, where appropriate. The timing and ultimate amount of any recovery remain uncertain.
Workforce Availability and Cost: Labor markets remain tight in certain geographies and functions, particularly for specialized technical and engineering roles, although availability has improved modestly in some regions as workforce participation and hiring conditions have adjusted. Wage inflation has moderated relative to prior periods but continues to exceed historical norms in select locations. We continue to address these dynamics through targeted talent development, workforce planning, and selective automation, which enhance productivity while supporting high levels of quality, safety, and on‑time delivery. These initiatives strengthen our long‑term operational capabilities and support sustainable growth across varying demand environments.
Technology Transformation: Advancements in automation, data analytics, artificial intelligence, and digital manufacturing platforms continue to accelerate across industrial markets. We view this shift as an opportunity to further enhance efficiency, reliability, and customer value; however, it also exposes us to additional cybersecurity risks and the possibility that our competitors may adopt and leverage these technologies more rapidly or effectively. We are continuing to expand digital investments across operations and product lines, including technologies that improve asset performance, energy efficiency and total costs for customers.
Supply Chain and Cost Inflation: We continue to experience variability in material availability, logistics conditions, and input costs caused by geopolitical developments, trade policy actions, and intermittent supply-chain disruptions. While inflationary pressures have moderated in certain categories relative to prior periods, cost volatility and supplier risk persist. We are addressing these factors through dual‑sourcing strategies, long‑term supply agreements, strengthened supplier partnerships, and targeted inventory buffers, which help support consistent delivery performance and mitigate potential impacts.
Sustainability and Energy Transition: Evolving environmental expectations, energy-security priorities, and customer decarbonization initiatives continue to influence capital spending and product design. These trends are creating opportunities across our portfolio, particularly in energy-efficient solutions, advanced flow technologies, and cryogenic and compressor systems supporting liquid natural gas, ammonia, hydrogen, and carbon capture applications. We continue to invest in product innovation and operational sustainability, enhancing our ability to support customers as they balance decarbonization goals with reliability, affordability, and system resiliency requirements.
ITT Inc. | Q1 2026 Form 10-Q | 26

EXECUTIVE SUMMARY
The following table provides a summary of key performance indicators for the first quarter of 2026 as compared to the first quarter of 2025. There were four additional working days in the quarter versus the prior year.

Revenue	Operating Income	Operating Margin	EPS
$1,212	$141	11.7%	$0.89
33% Increase	-6% Decrease	-480 bps Decrease	-28% Decrease
Organic Revenue*	Adjusted Operating Income*	Adjusted Operating Margin*	Adjusted EPS*
$1,013	$246	20.3%	$1.98
11% Increase	42% Increase	130 bps Increase	25% Increase
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
Our first quarter 2026 results are summarized below:
•Revenue of $1,211.9 increased by $298.9 including $151.4 from acquisition activity and $47.8 from favorable foreign currency translation. Organic revenue increased 10.9%, or $99.7, driven by growth in pump projects and valves in FT, strength across end markets in CCT, led by aerospace and defense, and Friction original equipment market outperformance in MT.
•Operating income of $141.2 decreased 6.4%, or $9.7, primarily due to acquisition-related costs of $67.5 and increased intangible amortization expense of $12.7 related to our acquisition of SPX FLOW. Adjusted operating income increased 41.7%, or $72.3, driven by volume leverage, benefits from productivity actions, and a favorable foreign currency impact, partially offset by material cost inflation.
•Income from continuing operations was $0.89 per diluted share, a decrease of $0.44 as compared to the prior year, primarily due to acquisition-related costs and intangible amortization expenses. Adjusted income from continuing operations was $1.98 per diluted share, an increase of 25.3%, or $0.40, due to a strong operational performance by each business segment, including accretion from the acquisition of SPX FLOW, partially offset by an increase in interest and tax expenses and a higher weighted average share count.
DISCUSSION OF FINANCIAL RESULTS

For the Three Months Ended	April 4, 2026	March 29, 2025	Change
Revenue	$1,211.9	$913.0	32.7%
Gross profit	428.8	323.2	32.7%
Operating expenses	287.6	172.3	66.9%
Operating income	141.2	150.9	(6.4)%
Interest and non-operating expenses, net	12.4	6.6	87.9%
Income tax expense	49.3	35.2	40.1%
Net income attributable to ITT Inc.	$78.0	$108.4	(28.0)%

Gross margin	35.4%	35.4%	—	bps
Operating expense to revenue ratio	23.7%	18.9%	480	bps
Operating margin	11.7%	16.5%	(480)	bps
Effective tax rate	38.3%	24.4%	1,390	bps
ITT Inc. | Q1 2026 Form 10-Q | 27

REVENUE
The following table illustrates the revenue derived from each of our segments.

For the Three Months Ended	April 4, 2026	March 29, 2025	Change	Organic Growth(a)
Flow Technologies	$537.4	333.3	61.2%	12.2%
Motion Technologies	397.2	$346.1	14.8%	5.3%
Connect & Control Technologies	278.5	234.7	18.7%	17.5%
Eliminations and Other	(1.2)	(1.1)
Total Revenue	$1,211.9	$913.0	32.7%	10.8%
(a)See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Flow Technologies
FT revenue for the three months ended April 4, 2026 increased $204.1, including $151.4 from acquisition activity and $12.1 from favorable foreign currency translation. Organic revenue increased 12.2%, or $40.6, primarily reflecting growth in project pumps of 16% and short-cycle of 10%, including a strong execution from Svanehøj and valves.
Motion Technologies
MT revenue for the three months ended April 4, 2026 increased $51.1, including $32.8 from favorable foreign currency translation. Organic revenue increased 5.3%, or $18.3, primarily reflecting growth from Friction original equipment and aftermarket, as well as strength from KONI rail.
Connect & Control Technologies
CCT revenue for the three months ended April 4, 2026 increased 18.7%, or $43.8, driven by growth in both connectors and components and across end markets, with particular strength within commercial aerospace and industrial, and benefits from pricing actions. Organic revenue for the period increased 17.5%.
GROSS PROFIT
Gross profit for the three months ended April 4, 2026 increased 32.7% to $428.8. The increase in gross profit was primarily driven by the acquisition of SPX FLOW, volume leverage and benefits from pricing actions and net savings from productivity and sourcing initiatives, partially offset by unfavorable sales mix and higher freight costs.
OPERATING EXPENSES
The following table summarizes our operating expenses, including by segment.

For the Three Months Ended	April 4, 2026	March 29, 2025	Change
General and administrative expenses	$154.1	$85.1	81.1%
Sales and marketing expenses	73.7	47.9	53.9%
Research and development expenses	33.1	25.3	30.8%
Intangible amortization	26.7	14.0	90.7%
Total operating expenses	$287.6	$172.3	66.9%
Total operating expenses by segment:
Flow Technologies	$125.6	71.0	76.9%
Motion Technologies	35.7	$38.7	(7.8)%
Connect & Control Technologies	52.6	46.4	13.4%
Corporate & Other	73.7	16.2	354.9%
ITT Inc. | Q1 2026 Form 10-Q | 28

General and administrative (G&A) expenses increased 81.1%, or $69.0, driven by higher acquisition-related expenses of $53.1, increased restructuring expenses of $4.3, unfavorable foreign currency impacts of approximately $4.0, and higher personnel-related costs of $4.1.
Sales and marketing expenses increased 53.9%, or $25.8, primarily driven by the acquisition of SPX FLOW and higher personnel and commissions expenses.
Research and development expenses increased 30.8%, or $7.8, primarily due to the acquisition of SPX FLOW and timing of customer-funded R&D project activity.
Intangible amortization increased 90.7%, or $12.7 primarily due to the amortization of backlog and customer relationship intangible assets acquired in connection with the purchase of SPX FLOW.
OPERATING INCOME
The following table summarizes our operating income and margin by segment.

For the Three Months Ended	April 4, 2026	March 29, 2025	Change
Flow Technologies	$82.1	$63.5	29.3%
Motion Technologies	83.4	67.6	23.4%
Connect & Control Technologies	49.2	36.0	36.7%
Corporate and Other	(73.5)	(16.2)	353.7%
Total operating income	$141.2	$150.9	(6.4)%

Operating margin:
Flow Technologies	15.3%	19.1%	(380)	bps
Motion Technologies	21.0%	19.5%	150	bps
Connect & Control Technologies	17.7%	15.3%	240	bps
Consolidated operating margin	11.7%	16.5%	(480)	bps
FT operating income increased 29.3%, or $18.6, primarily driven by higher sales volume, benefits from pricing actions, and net savings from productivity and sourcing initiatives. Operating income growth was partially offset by increased intangible amortization of $16.1, unfavorable sales mix, and higher restructuring and bad debt expense.
MT operating income increased 23.4%, or $15.8, primarily due to higher sales volume, net savings from productivity and sourcing initiatives, and a favorable impact from foreign currency fluctuations, partially offset by competitive pricing dynamics.
CCT operating income increased 36.7%, or $13.2, primarily driven by benefits from higher sales volume and pricing actions, partially offset by higher material costs and R&D expenses.
Other corporate costs increased $57.3, primarily due to acquisition-related professional service costs and increased restructuring expenses.
INTEREST AND NON-OPERATING EXPENSES, NET
The following table summarizes our interest and non-operating income and expenses.

For the Three Months Ended	April 4, 2026	March 29, 2025	Change
Interest expense	$24.7	$9.3	165.6%
Interest income	(10.4)	(1.7)	511.8%
Other non-operating income, net	(1.9)	(1.0)	90.0%
Total interest and non-operating expenses, net	$12.4	$6.6	87.9%
Interest expense increased 165.6%, or $15.4, due to higher outstanding long-term debt and commercial paper balances during 2026 primarily stemming from the financing of the SPX FLOW acquisition. Interest income increased 511.8%, or $8.7, due to a higher average cash on deposit balance during 2026 subsequent to
ITT Inc. | Q1 2026 Form 10-Q | 29

the $1.3 billion equity issuance in December 2025 and until the closing of SPX FLOW acquisition. Other non-operating income, net increased 90.0%, or $0.9, primarily due to a gain on the early extinguishment of debt.
INCOME TAX EXPENSE
The following table summarizes our income tax expense and effective tax rate (ETR).

For the Three Months Ended	April 4, 2026	March 29, 2025	Change
Income tax expense	$49.3	$35.2	40.1%
Effective tax rate	38.3%	24.4%	1,390	bps
The effective tax rate for the three months ended April 4, 2026 increased to 38.3% primarily due to the recognition of additional tax expense related to undistributed foreign earnings, transaction-related costs incurred in connection with the acquisition of SPX FLOW, and the impact of amended tax filings in Luxembourg. In addition, the acquisition affected the geographic mix of earnings which further contributed to the higher effective tax rate for the period.
In October 2021, more than 135 countries and jurisdictions agreed to participate in a “two-pillar” international tax approach developed by the OECD, which includes establishing a global minimum corporate tax rate of 15 percent. The OECD published Tax Challenges Arising from the Digitalisation of the Economy — Global Anti-Base Erosion Model Rules (Pillar Two) in December 2021 and subsequently issued additional commentary and administrative guidance clarifying several aspects of the model rules. Since the model rules have been released, many countries have enacted Pillar Two-related laws, many of which became effective January 1, 2024 with additional laws effective January 1, 2025. As of April 4, 2026, the Company does not expect Pillar Two taxes to have a significant impact on its 2026 financial statements.
On January 5, 2026, the OECD released a Pillar Two Administrative Guidance package containing the Side-by-Side Safe Harbor (the SbS). Under the SbS, Multinational Enterprises headquartered in a jurisdiction that has a Qualified SbS Regime are eligible for the SbS election. The United States is listed as a jurisdiction with a Qualified SbS Regime. By making the SbS election, top-up taxes under the Income Inclusion Rule (the IIR) and Undertaxed Profits Rule (the UTPR) are set to zero. However, the SbS does not have an impact on the application of Pillar Two Qualified Domestic Minimum Top-up Taxes (the QDMTT). Jurisdictions are required to implement the SbS effective for fiscal years beginning on or after January 1, 2026 (or at the earliest practicable date where there are constitutional or other superior law constraints preventing retroactive adoption). ITT will monitor the adoption of SbS in each jurisdiction and intends to elect the SbS where available.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (OBBBA), which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international) and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. The Company evaluated the OBBBA and implemented certain provisions of the legislation during the current quarter; the Company continues to evaluate the ongoing effects of the legislation.
See Note 6, Income Taxes, to the Consolidated Condensed Financial Statements for further information.
ITT Inc. | Q1 2026 Form 10-Q | 30

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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We support our growth and expansion in markets outside of the U.S. through the enhancement of existing products and development of new products, increased capital spending, and potential foreign acquisitions. We look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We transfer cash between certain international subsidiaries and the U.S. when it is cost effective to do so. During the three months ended April 4, 2026, we had net cash distributions from foreign countries to the U.S. of $1.6. During the year ended December 31, 2025, we had net cash distributions from foreign countries to the U.S. of $577.5. The timing and amount of any additional future distributions will be evaluated based on our jurisdictional cash needs.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, several factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, we cannot provide any assurance as to what level of dividends, if any, will be paid in the future. In the first quarter of 2026, we declared a dividend of $0.386 per share for shareholders of record on March 6, 2026, which was a 10% increase from the quarterly dividends of $0.351 that were declared in 2025. Dividend payments during the three months ended April 4, 2026 amounted to $35.0.
From time to time, the Company may repurchase shares of its stock on the open market. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including remaining authorization under existing Board-approved share repurchase program, the Company’s stock price, restrictions under the Company’s debt obligations, other uses for capital, the dilutive impact of shares issued during the period related to the Company’s long-term incentive plans, impacts on the value of remaining shares, and market and economic conditions. We spent approximately $100 on open-market share repurchases under our share repurchase program during both the three months ended April 4, 2026 and March 29, 2025. All repurchased shares are retired immediately following the repurchases. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding.
The following table presents our outstanding commercial paper borrowings.

	April 4, 2026	December 31, 2025
Commercial Paper Outstanding - U.S. Program	$264.7	$—
Commercial Paper Outstanding - Euro Program	207.4	258.0
Total Commercial Paper Outstanding	$472.1	$258.0
During the three months ended April 4, 2026, we borrowed under the U.S. commercial paper program to support the timing of overall liquidity requirements for general corporate purposes. See Note 15, Debt, to the Consolidated Condensed Financial Statements for further information.
ITT Inc. | Q1 2026 Form 10-Q | 31

2025 Revolving Credit Agreement
On July 30, 2025, we entered into a revolving credit facility agreement with a syndicate of third-party lenders including U.S. Bank National Association, as administrative agent (the 2025 Revolving Credit Agreement). Upon its effectiveness, the 2025 Revolving Credit Agreement replaced the revolving credit facility agreement that we entered into on August 5, 2021, with a syndicate of third-party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement was terminated on July 30, 2025 with no outstanding balances remaining. The 2025 Revolving Credit Agreement matures in July 2030 and provides for an aggregate principal amount of up to $1,100. The 2025 Revolving Credit Agreement provides for a potential increase of commitment of up to $550 for a possible maximum of $1,650 in aggregate commitments at the request of the Company and with the consent of the institutions providing such increase of commitments. As of April 4, 2026, there were no outstanding borrowings under the 2025 Revolving Credit Agreement.
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
2026 DDTL Credit Agreement
On February 18, 2026, the Company entered into a credit agreement (the 2026 DDTL Credit Agreement) among the Company, as borrower, certain of its subsidiaries, as co-borrowers, each lender from time to time party thereto, and U.S. Bank National Association, as the administrative agent, sole lead arranger and sole bookrunner.
The 2026 DDTL Credit Agreement provides for delayed draw term loan commitments (the DDTL Commitments) in an aggregate principal amount of $2,875, which may be drawn, on up to two occasions, to finance the Company’s acquisition of SPX FLOW. The DDTL Commitments expire on September 11, 2026 to the extent such DDTL Commitments are undrawn or have not otherwise been terminated prior to such date. An unused commitment fee on the daily unused portion of the DDTL Commitments will accrue at a rate per annum equal to 0.10% during the period from and including May 3, 2026 until the earlier of (i) the date on which the DDTL Loans (as defined below) are fully funded and (ii) the date on which the DDTL Commitments terminate or expire.
The loans drawn under the 2026 DDTL Credit Agreement (the DDTL Loans) will mature two years from the date of the first borrowing of the DDTL Loans. Total outstanding borrowings under the 2026 DDTL Credit Agreement were $2,875 as of April 4, 2026.
The DDTL Loans will bear interest at rate per annum equal to, at the Company’s option, either (i) Term SOFR plus a margin ranging from 1.00% to 1.50%, or (ii) an alternate base rate plus a margin ranging from 0.0% to 0.50%, with the applicable margin determined by reference to the Company’s debt ratings as set forth in the 2026 DDTL Credit Agreement. The DDTL Loans may be prepaid by the Company at any time, in whole or in part, without penalty or premium, subject to certain customary conditions.
The 2026 DDTL Credit Agreement contains customary affirmative and negative covenants See Note 15, Debt, to the Consolidated Condensed Financial Statements for further information.
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
ITT Inc. | Q1 2026 Form 10-Q | 32

The 2025 Term Loan Credit Agreement has a maturity of two years and provides for a term loan of $750. Proceeds of the term loan were applied to pay down the Company’s U.S. commercial paper capacity and for other general corporate purposes, including working capital needs.
Total outstanding borrowings under the Amended 2025 Term Loan Credit Agreement were $505.0, as of April 4, 2026.
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

For the Three Months Ended	April 4, 2026	March 29, 2025
Operating activities	$39.9	$113.4
Investing activities	(3,560.0)	(40.7)
Financing activities	2,383.1	(79.9)
Foreign exchange	(4.3)	7.9
Total net cash from continuing operations	$(1,141.3)	$0.7
Operating Activities
The decrease in net cash from operating activities of $73.5 was primarily due to $71.4 transaction expenses paid related to the SPX FLOW acquisition, higher interest and tax payments, and increased commodity pre-purchases to secure supply and cost.
Investing Activities
The increase in net cash used in investing activities of $3,519.3 was primarily driven by the acquisition of SPX FLOW. In addition, cash used for capital expenditures declined $10.7 to $26.1.
Financing Activities
The change in net cash flows related to financing activities of $2,463.0 was primarily due to the long-term debt issued in connection with the acquisition of SPX FLOW of $2,868.3, net of debt issue costs. The increase in financing activities was partially offset by an increase in long-term debt repayments of $316.8, including the repayment of the SPX FLOW Senior Notes, and a reduction in commercial paper borrowings of $74.1.
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
ITT Inc. | Q1 2026 Form 10-Q | 33

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
Reconciliations of revenue to organic revenue for the three months ended April 4, 2026 are provided below.

Three Months Ended April 4, 2026	Flow Technologies	Motion Technologies	Connect & Control Technologies	Eliminations	Total ITT
2026 Revenue	$537.4	$397.2	$278.5	$(1.2)	$1,211.9
Less: Acquisitions	151.4	—	—	—	151.4
Less: Foreign currency translation	12.1	32.8	2.8	0.1	47.8
2026 Organic revenue	$373.9	$364.4	$275.7	$(1.3)	$1,012.7
2025 Revenue	$333.3	$346.1	$234.7	$(1.1)	$913.0
Organic growth	$40.6	$18.3	$41.0		$99.7
Percentage change	12.2%	5.3%	17.5%		10.9%
•“Adjusted Operating Income” is defined as operating income adjusted to exclude special items that include, but are not limited to, restructuring, intangible amortization, certain asset impairment charges, certain acquisition- and divestiture-related impacts, and unusual or infrequent operating items. Special items represent charges or credits that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. “Adjusted Operating Margin” is defined as adjusted operating income divided by revenue. We believe these financial measures are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.
Reconciliations of operating income to adjusted operating income (loss) for the three months ended April 4, 2026 and March 29, 2025 are provided below.

Three Months Ended April 4, 2026	Flow Technologies	Motion Technologies	Connect & Control Technologies	Corporate and Other	Total ITT
Operating income	$82.1	$83.4	$49.2	$(73.5)	$141.2
Acquisition-related costs(a)	14.4	—	0.1	53.0	67.5
Intangible amortization	23.0	0.3	3.4	—	26.7
Restructuring costs	7.7	0.5	1.1	1.5	10.8
Other special items	0.1	(0.6)	—	(0.1)	(0.6)
Adjusted operating income	$127.3	$83.6	$53.8	$(19.1)	$245.6
Operating margin	15.3%	21.0%	17.7%		11.7%
Adjusted operating margin	23.7%	21.1%	19.3%		20.3%
(a)Acquisition-related costs include inventory fair value step-up amortization expense of $13.9.
ITT Inc. | Q1 2026 Form 10-Q | 34

Three Months Ended March 29, 2025	Flow Technologies	Motion Technologies	Connect & Control Technologies	Corporate and Other	Total ITT
Operating income	$63.5	$67.6	$36.0	$(16.2)	$150.9
Intangible amortization	6.8	0.2	7.0	—	14.0
Restructuring costs	4.2	0.2	2.1	—	6.5
Acquisition-related costs	0.4	—	(0.1)	—	0.3
Other special items	0.9	0.7	—	—	1.6
Adjusted operating income	$75.8	$68.7	$45.0	$(16.2)	$173.3
Operating margin	19.1%	19.5%	15.3%		16.5%
Adjusted operating margin	22.7%	19.8%	19.2%		19.0%

•“Adjusted Income from Continuing Operations” is defined as income from continuing operations attributable to ITT Inc. adjusted to exclude special items that include, but are not limited to, restructuring, intangible amortization, certain asset impairment charges, certain acquisition- and divestiture-related impacts, income tax settlements or adjustments, and unusual or infrequent items. Special items represent charges or credits, on an after-tax basis, that impact current results, which management views as unrelated to the Company’s ongoing operations and performance. The after-tax basis of each special item is determined using the jurisdictional tax rate of where the expense or benefit occurred. “Adjusted Income from Continuing Operations per Diluted Share” (Adjusted EPS) is defined as adjusted income from continuing operations divided by diluted weighted average common shares outstanding. We believe that adjusted income from continuing operations and adjusted EPS are useful to investors and other users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.
Reconciliations of adjusted income from continuing operations attributable to ITT to income from continuing operations attributable to ITT and adjusted income from continuing operations attributable to ITT per diluted share to income from continuing operations attributable to ITT per diluted share (EPS) for the three months ended April 4, 2026 and March 29, 2025 are provided below. Per share amounts are reported in ones and may not calculate due to rounding.

	April 04, 2026		March 29, 2025
For the Three Months Ended	Income from Continuing Operations	EPS	Income from Continuing Operations	EPS
Reported	$78.0	$0.89	$108.4	$1.33
Acquisition-related costs	67.5	0.77	0.3	—
Intangible amortization	26.7	0.30	14.0	0.17
Restructuring costs	10.8	0.12	6.5	0.08
Other pre-tax special items	(0.6)	(0.01)	1.6	0.02
Net tax benefit of pre-tax special items	(26.1)	(0.30)	(4.8)	(0.06)
Other tax-related special items(a)(b)	17.4	0.21	3.4	0.04
Adjusted	$173.7	$1.98	$129.4	$1.58
(a)The three months ended April 4, 2026 include tax expense related to undistributed foreign earnings of $6.4, tax expense of $9.4 associated with amended tax filings in Luxembourg, tax expense of $1.8 related to transaction-related costs incurred in connection with the SPX FLOW acquisition, and other special-item tax (benefits) of $(0.3).
(b)The three months ended March 29, 2025 include tax expense (benefit) on undistributed foreign earnings of $2.5 and other tax special items of $0.9.
ITT Inc. | Q1 2026 Form 10-Q | 35

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2, Recent Accounting Pronouncements, to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The Company believes the most complex and sensitive judgments, because of their significance to the Consolidated Condensed Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Annual Report describes the critical accounting estimates that are used in the preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no material changes concerning the Company’s critical accounting estimates as described in our 2025 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning market risk as stated in our 2025 Annual Report. See Note 19, Derivative Financial Instruments, to the Consolidated Condensed Financial Statements for information on the Company’s use of derivative financial instruments to mitigate exposure from foreign currency exchange rate fluctuations and commodity price fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective. The Company completed the acquisition of SPX FLOW on March 2, 2026 and has not yet fully incorporated SPX FLOW’s internal controls and procedures into the Company’s internal control over financial reporting. This integration will be completed within the time period permitted by the applicable rules and regulations of the U.S. Securities and Exchange Commission for a recently acquired business.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITT Inc. | Q1 2026 Form 10-Q | 36

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. For a discussion of legal proceedings, see Note 18, Commitments and Contingencies, to the Consolidated Condensed Financial Statements.
ITEM 1A. RISK FACTORS
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of our 2025 Annual Report, which are incorporated by reference herein. Other than the following risk factor, there have been no material changes with regard to the risk factors disclosed in such report.
The conflict involving the United States, Israel, and Iran and related geopolitical instability may adversely affect our business.
In February 2026, the United States and Israel conducted coordinated military strikes against Iran, which responded with missile attacks across the region. Although we do not have material operations in the Middle East, the ongoing conflict, and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has resulted in, and could continue to result in, significant disruptions to global energy supplies and increases in energy prices. These developments may heighten inflationary pressures on our input costs and supply chain, adversely affect global supply chains, energy and commodity markets, currency exchange rates, financial markets, and overall macroeconomic conditions, and negatively impact customer demand in the markets in which we operate. While we expect the conflict to continue to affect our business, financial condition, and results of operations, the extent and duration of these impacts remain uncertain.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 2, 2026, the Company issued 3,839,824 shares of ITT common stock, representing $777.2 of the consideration issued of LSF11 Redwood Parent, L.P., a Delaware limited partnership, for the SPX FLOW acquisition. The shares were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act.
On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan). As of April 4, 2026, there was $355 of remaining capacity under the 2023 Plan. Share repurchase activity during the three months ended April 4, 2026 is shown in the table below.

PERIOD	TOTAL NUMBER OF SHARES PURCHASED(1)(3)	AVERAGE PRICE PAID PER SHARE(2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(3)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
1/1/2026 - 1/31/2026	—	$—	—	$455
2/1/2026 - 2/28/2026	—	$—	—	$455
3/1/2026 - 4/4/2026	532,377	$187.84	532,377	$355
(1)Excludes shares withheld in settlement of employee tax withholding obligations due upon the vesting of restricted stock unit and performance stock unit awards.
(2)Average price paid per share is calculated on a settlement basis and excludes commissions.
(3)Amounts are in whole numbers.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITT Inc. | Q1 2026 Form 10-Q | 37

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were 2.2 million Euros and 1.5 million Euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of 1.3 million Euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through April 4, 2026, however, Bornemann did pay fees of approximately 3 thousand Euros during the three months ended April 4, 2026 and annual fees of 7 thousand Euros during 2025 to the German financial institution which is maintaining the Bond.
Rule 10b5-1 Trading Plans
During the three months ended April 4, 2026, no director or executive officer of the Company adopted, modified, or terminated a trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1(c) under the Exchange Act or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K except as set forth below.
ITT Inc. | Q1 2026 Form 10-Q | 38

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
(10.1)
Credit Agreement, dated February 18, 2026, by and among ITT Inc., certain of its subsidiaries, as co-borrowers, each lender from time to time party thereto, and U.S. Bank National Association, as the administrative agent, sole lead arranger and sole bookrunner
Incorporated by reference to Exhibit 1.1 of ITT Inc.’s Form 8-K dated February 18, 2026

(10.2)	Registration Rights Agreement, dated March 2, 2026, by and among ITT Inc. and LSF11 Redwood Parent, L.P. Incorporated by reference to Exhibit 10.1 of ITT Inc.’s Form 8-K dated March 2, 2026
(10.3)*	Form of 2026 Performance Unit Award Agreement
(10.4)*	Form of 2026 Restricted Unit Award Agreement
(10.5)*	Form of 2026 Restricted Stock Unit Award Agreement for Non-Employee Directors
(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2026, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Condensed Financial Statements, and (vii) Cover Page

(104)	The cover page from the Quarterly Report on Form 10-Q for the quarter ended April 4, 2026, formatted in Inline XBRL (included in Exhibit 101).
* Management compensatory plan
ITT Inc. | Q1 2026 Form 10-Q | 39

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ CHERYL DE MESA GRAZIANO
Cheryl de Mesa Graziano
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
May 6, 2026
ITT Inc. | Q1 2026 Form 10-Q | 40