Form 10-Q
period 2026-07-04
ITT INC.
filed 2026-08-06
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of August 4, 2026, there were 89.4 million shares of Common Stock (par value $1.00 per share) of the issuer outstanding.

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
Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:
•our ability to integrate the operations of SPX FLOW in a successful manner and within the expected time period;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenue	$1,473.1	$972.4	$2,685.0	$1,885.4
Cost of revenue	963.0	621.6	1,746.1	1,211.5
Gross profit	510.1	350.8	938.9	673.9
General and administrative expenses	143.9	85.5	297.9	170.6
Sales and marketing expenses	87.5	51.4	161.2	99.1
Research and development expenses	35.8	27.2	68.9	52.6
Intangible amortization	62.6	11.6	89.3	25.6
Operating income	180.3	175.1	321.6	326.0
Interest expense	49.7	12.6	74.5	21.9
Interest income	(3.8)	(2.4)	(14.2)	(4.1)
Other non-operating (income) expense, net	(0.8)	0.7	(2.7)	(0.3)
Income before income tax expense	135.2	164.2	264.0	308.5
Income tax expense	48.7	42.5	98.1	77.7
Net income	86.5	121.7	165.9	230.8
Less: Income attributable to noncontrolling interests	1.6	0.7	3.0	1.4
Net income attributable to ITT Inc.	$84.9	$121.0	$162.9	$229.4

Earnings per share attributable to ITT Inc.:
Basic	$0.95	$1.53	$1.85	$2.87
Diluted	$0.95	$1.52	$1.84	$2.85

Weighted average common shares – basic	89.4	79.0	87.9	80.0
Weighted average common shares – diluted	89.8	79.4	88.4	80.4
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Operations.
ITT Inc. | Q2 2026 Form 10-Q | 1

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income	$86.5	$121.7	$165.9	$230.8
Other comprehensive (loss) income:
Net foreign currency translation adjustment	1.9	80.0	(52.2)	107.3
Net change in postretirement benefit plans, net of tax impacts of $0.3, $0.4, $0.5, and $0.7, respectively	(0.8)	(1.1)	(1.6)	(2.3)
Other comprehensive (loss) income	1.1	78.9	(53.8)	105.0
Comprehensive income	87.6	200.6	112.1	335.8
Less: Comprehensive income attributable to noncontrolling interests	1.6	0.7	3.0	1.4
Comprehensive income attributable to ITT Inc.	$86.0	$199.9	$109.1	$334.4

Disclosure of reclassification adjustments to postretirement benefit plans:
Amortization of prior service benefit, net of tax expense of $0.2, $0.4, $0.4, and $0.7 respectively	$(0.7)	$(1.1)	$(1.4)	$(2.2)
Amortization of net actuarial loss, net of tax benefit of $0.1, $0.0, $0.1, and $0.0, respectively	(0.1)	—	(0.2)	(0.1)
Net change in postretirement benefit plans, net of tax	$(0.8)	$(1.1)	$(1.6)	$(2.3)
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Comprehensive Income.
ITT Inc. | Q2 2026 Form 10-Q | 2

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of the Period Ended	July 4, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$590.8	$1,742.9
Receivables, net	1,070.2	756.1
Inventories	932.3	671.9
Other current assets	254.1	183.4
Total current assets	2,847.4	3,354.3
Non-current assets:
Plant, property and equipment, net	796.1	627.0
Goodwill	3,873.6	1,511.2
Other intangible assets, net	3,076.4	432.6
Other non-current assets	442.8	385.3
Total non-current assets	8,188.9	2,956.1
Total assets	$11,036.3	$6,310.4
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$858.4	$261.3
Accounts payable	630.3	465.0
Accrued and other current liabilities	765.6	572.0
Total current liabilities	2,254.3	1,298.3
Non-current liabilities:
Non-current portion of long-term debt	2,869.8	521.5
Postretirement benefits	149.7	120.0
Other non-current liabilities	952.9	279.3
Total non-current liabilities	3,972.4	920.8
Total liabilities	6,226.7	2,219.1
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 89.4 shares and 85.9 shares, respectively	89.4	85.9
Capital in excess of par value	1,987.7	1,313.9
Retained earnings	3,079.8	2,987.1
Accumulated other comprehensive loss:
Postretirement benefits	(1.6)	—
Cumulative translation adjustments	(354.8)	(302.5)
Total accumulated other comprehensive loss	(356.4)	(302.5)
Total ITT Inc. shareholders’ equity	4,800.5	4,084.4
Noncontrolling interests	9.1	6.9
Total shareholders’ equity	4,809.6	4,091.3
Total liabilities and shareholders’ equity	$11,036.3	$6,310.4

The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Balance Sheets.
ITT Inc. | Q2 2026 Form 10-Q | 3

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Six Months Ended	July 4, 2026	June 28, 2025
Operating Activities
Net income attributable to ITT Inc.	$162.9	$229.4
Adjustments to income from continuing operations:
Depreciation and amortization	149.6	72.7
Equity-based compensation	20.1	17.2
Other non-cash charges, net	23.7	14.2
Changes in assets and liabilities:
Change in receivables	(114.0)	(51.6)
Change in inventories	(1.1)	(11.9)
Change in contract assets	(8.7)	(6.0)
Change in contract liabilities	(8.8)	34.8
Change in accounts payable	42.6	(9.3)
Change in accrued expenses	(8.4)	(8.4)
Change in income taxes	(9.8)	(4.6)
Other, net	(17.0)	(9.4)
Net Cash – Operating Activities	231.1	267.1
Investing Activities
Acquisitions, net of cash acquired	(3,542.7)	(0.2)
Capital expenditures	(55.2)	(53.2)
Other, net	(0.1)	(3.6)
Net Cash – Investing Activities	(3,598.0)	(57.0)
Financing Activities
Commercial paper, net borrowings	506.1	(25.8)
Long-term debt issued, net of debt issuance costs	2,868.3	748.8
Long-term debt repayments	(957.3)	(360.5)
Share repurchases under repurchase plan	(104.9)	(500.8)
Payments for taxes related to net share settlement of stock incentive plans	(20.2)	(13.4)
Dividends paid	(69.5)	(56.2)
Other, net	(2.1)	(0.7)
Net Cash – Financing Activities	2,220.4	(208.6)
Exchange rate effects on cash and cash equivalents	(4.7)	27.5
Net cash – operating activities of discontinued operations	(0.3)	(0.1)
Net change in cash and cash equivalents	(1,151.5)	28.9
Cash and cash equivalents – beginning of year (includes restricted cash of $0.8 and $0.7, respectively)	1,743.7	440.0
Cash and Cash Equivalents – End of Period (includes restricted cash of $1.4 and $1.0, respectively)	$592.2	$468.9
Supplemental Disclosures of Cash Flow and Non-Cash Information:
Cash paid for interest	$53.6	$20.9
Cash paid for income taxes, net of refunds received	92.2	69.2
Capital expenditures included in current liabilities	14.8	16.4
Equity value of common stock issued to acquire SPX FLOW	777.2	—
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Cash Flows.
ITT Inc. | Q2 2026 Form 10-Q | 4

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of and for the Three Months Ended July 4, 2026	Common Stock		Capital in Excess of par value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
April 4, 2026	89.4	$89.4	$1,976.1	$3,030.1	$(357.6)	$7.7	$4,745.7
Net income	—	—	—	84.9	—	1.6	86.5
Activity from employee stock plans	—	—	11.9	—	—	—	11.9
Shares withheld related to net share settlement of stock incentive plans	—	—	(0.3)	—	—	—	(0.3)
Dividends declared ($0.386 per share)	—	—	—	(35.2)	—	—	(35.2)
Net change in postretirement benefit plans, net of tax	—	—	—	—	(0.8)	—	(0.8)
Net foreign currency translation adjustment	—	—	—	—	2.0	—	2.0
Other	—	—	—	—	—	(0.2)	(0.2)
July 4, 2026	89.4	$89.4	$1,987.7	$3,079.8	$(356.4)	$9.1	$4,809.6

As of and for the Six Months Ended July 4, 2026
December 31, 2025	85.9	$85.9	$1,313.9	$2,987.1	$(302.5)	$6.9	$4,091.3
Net income	—	—	—	162.9	—	3.0	165.9
Shares issued	3.8	3.8	773.4	—	—	—	777.2
Activity from employee stock plans	0.3	0.3	20.7	—	—	—	21.0
Shares repurchased under repurchase plan	(0.5)	(0.5)	(100.2)	—	—	—	(100.7)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(20.1)	—	—	—	(20.2)
Dividends declared ($0.772 per share)	—	—	—	(70.1)	—	—	(70.1)
Dividends to noncontrolling interest	—	—	—	—	—	(0.8)	(0.8)
Net change in postretirement benefit plans, net of tax	—	—	—	—	(1.6)	—	(1.6)
Net foreign currency translation adjustment	—	—	—	—	(52.2)	—	(52.2)
Other	—	—	—	(0.1)	(0.1)	—	(0.2)
July 4, 2026	89.4	$89.4	$1,987.7	$3,079.8	$(356.4)	$9.1	$4,809.6
ITT Inc. | Q2 2026 Form 10-Q | 5

As of and for the Three Months Ended June 28, 2025	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
March 29 2025	81.0	$81.0	$3,090.5	$(392.2)	$6.5	$2,785.8
Net income	—	—	121.0	—	0.7	121.7
Activity from employee stock plans	—	—	9.3	—	—	9.3
Share repurchases under repurchase plan	(3.0)	(3.0)	(401.1)	—	—	(404.1)
Shares withheld related to net share settlement of stock incentive plans	—	—	(0.4)	—	—	(0.4)
Dividends declared ($0.351 per share)	—	—	(27.5)	—	—	(27.5)
Dividends to noncontrolling interest	—	—	—	—	(0.1)	(0.1)
Net change in postretirement benefit plans, net of tax	—	—	—	(1.1)	—	(1.1)
Net foreign currency translation adjustment	—	—	—	80.0	—	80.0
June 28, 2025	78.0	$78.0	$2,791.8	$(313.3)	$7.1	$2,563.6

As of and for the Six Months Ended June 28, 2025
December 31, 2024	81.5	$81.5	$3,115.6	$(418.3)	$7.0	$2,785.8
Net income	—	—	229.4	—	1.4	230.8
Activity from employee stock plans	0.3	0.3	17.4	—	—	17.7
Share repurchased under repurchase plan	(3.7)	(3.7)	(501.2)	—	—	(504.9)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(13.3)	—	—	(13.4)
Dividends declared ($0.702 per share)	—	—	(56.1)	—	—	(56.1)
Dividends to noncontrolling interest	—	—	—	—	(1.3)	(1.3)
Net change in postretirement benefit plans, net of tax	—	—	—	(2.3)	—	(2.3)
Net foreign currency translation adjustment	—	—	—	107.3	—	107.3
June 28, 2025	78.0	$78.0	$2,791.8	$(313.3)	$7.1	$2,563.6
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Changes in Shareholders’ Equity.
ITT Inc. | Q2 2026 Form 10-Q | 6

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES (EXCEPT PER SHARE AMOUNTS) IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
ITT Inc. is a diversified manufacturer of highly engineered critical components and customized technology solutions for the transportation, industrial, and energy markets. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Inc. and its subsidiaries. ITT operates through three reportable segments: Flow Technologies (FT) (formerly Industrial Process), consisting of nutrition and health, as well as flow equipment and services; Motion Technologies (MT), consisting of friction and shock and vibration equipment; and Connect & Control Technologies (CCT), consisting of electronic connectors and cable assemblies, fluid handling, motion control, and noise and energy absorption products. Financial information for our segments is presented in Note 3, Segment Information.
Business Combinations
On March 2, 2026, the Company completed the acquisition of SPX FLOW, Inc. (SPX FLOW) for a preliminary purchase price of $4,311.3, net of cash acquired. Subsequent to the acquisition, SPX FLOW’s results are reported within our FT segment. Refer to Note 20, Acquisitions, for more information regarding the SPX FLOW business combination.
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
ITT’s quarterly financial periods end on the Saturday following a 13-week reporting period, except for the last quarterly period of the fiscal year, which ends on December 31st. ITT’s six-month period ended July 4, 2026 included an additional six days compared to the prior year six-month period ended June 28, 2025.
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
ITT Inc. | Q2 2026 Form 10-Q | 7

The Company has reclassified prior‑period amounts to conform to the current‑period presentation. The reclassifications had no impact on operating income, income before income taxes, net income, or earnings per share. The impact of the reclassification on our previously issued Consolidated Condensed Statement of Operations financial statements is presented in the following table:
Consolidated Condensed Statement of Operations

Three Months Ended June 28, 2025	As previously reported	Effect of Change	As Adjusted
Cost of revenue	$625.6	$(4.0)	$621.6
Gross profit	346.8	4.0	350.8
General and administrative expenses	85.7	(0.2)	85.5
Sales and marketing expenses	57.0	(5.6)	51.4
Research and development expenses	29.0	(1.8)	27.2
Intangible amortization	—	11.6	11.6

Six Months Ended June 28, 2025
Cost of revenue	$1,222.3	$(10.8)	$1,211.5
Gross profit	663.1	10.8	673.9
General and administrative expenses	171.0	(0.4)	170.6
Sales and marketing expenses	110.2	(11.1)	99.1
Research and development expenses	55.9	(3.3)	52.6
Intangible amortization expenses	—	25.6	25.6
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
ITT Inc. | Q2 2026 Form 10-Q | 8

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
Connect & Control Technologies manufactures harsh-environment connector solutions, cable assemblies, critical energy absorption, and flow control components for the aerospace and defense, general industrial, medical, and energy markets.
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
The following table presents our revenue for each segment and reconciles our total segment revenue to total consolidated revenue.

Three Months Ended July 4, 2026	Flow Technologies	Motion Technologies	Connect & Control Technologies	Total
Revenue	$792.5	$386.0	$295.7	$1,474.2
Other / Eliminations				(1.1)
Consolidated revenue				$1,473.1
Costs of revenue(a)	518.5	263.0	182.8
Selling, general and administrative expenses(a)	140.5	27.1	38.0
Research and development expenses(a)	11.2	13.6	11.1
Intangible amortization(a)	59.4	0.2	3.0
Segment operating income	$62.9	$82.1	$60.8	$205.8
Corporate and other				(25.5)
Interest expense				(49.7)
Interest income				3.8
Other non-operating income, net				0.8
Income from continuing operations before income tax				$135.2

ITT Inc. | Q2 2026 Form 10-Q | 9

Six Months Ended July 4, 2026	Flow Technologies	Motion Technologies	Connect & Control Technologies	Total
Revenue	$1,329.9	$783.2	$574.2	$2,687.3
Other / Eliminations				(2.3)
Consolidated revenue				$2,685.0
Costs of revenue(a)	848.2	541.1	359.4
Selling, general and administrative expenses(a)	235.3	49.8	74.6
Research and development expenses(a)	19.0	26.2	23.7
Intangible amortization(a)	82.4	0.5	6.4
Segment operating income	$145.0	$165.6	$110.1	$420.7
Corporate and other				(99.1)
Interest expense				(74.5)
Interest income				14.2
Other non-operating income, net				2.7
Income from continuing operations before income tax				$264.0

Three Months Ended June 28, 2025	Flow Technologies	Motion Technologies	Connect & Control Technologies	Total
Revenue	$355.9	$365.7	$251.9	$973.5
Other / Eliminations				(1.1)
Consolidated revenue				$972.4
Costs of revenue(a)	210.7	254.1	157.7
Selling, general and administrative expenses(a)	59.3	28.4	32.6
Research and development expenses(a)	5.0	11.7	9.7
Intangible amortization(a)	4.3	0.3	7.0
Segment operating income	$76.6	$71.2	$44.9	$192.7
Corporate and other				(17.6)
Interest expense				(12.6)
Interest income				2.4
Other non-operating expense, net				(0.7)
Income from continuing operations before income tax				$164.2

Six Months Ended June 28, 2025
Revenue	$689.2	$711.8	$486.6	$1,887.6
Other / Eliminations				(2.2)
Consolidated revenue				$1,885.4
Costs of revenue(a)	409.7	493.9	310.0
Selling, general and administrative expenses(a)	118.5	55.5	63.7
Research and development expenses(a)	9.8	23.1	18.0
Intangible amortization(a)	11.1	0.5	14.0
Segment operating income	$140.1	$138.8	$80.9	$359.8
Corporate and other				(33.8)
Interest expense				(21.9)
Interest income				4.1
Other non-operating income, net				0.3
Income from continuing operations before income tax				$308.5
(a)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
ITT Inc. | Q2 2026 Form 10-Q | 10

The following table presents our operating margin for each segment. Segment operating margin is calculated as segment operating income divided by segment revenue.

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Flow Technologies(a)	7.9%	21.5%	10.9%	20.3%
Motion Technologies	21.3%	19.5%	21.1%	19.5%
Connect & Control Technologies	20.6%	17.8%	19.2%	16.6%
(a)Operating margin for Flow Technologies decreased for the three and six months ended July 4, 2026 primarily due to acquisition-related impacts associated with the SPX FLOW acquisition.
The following table presents our total assets, capital expenditures, and depreciation & amortization expense for each segment.

As of and for the Six Months Ended	Total Assets		Capital Expenditures		Depreciation & Amortization
	July 4, 2026	December 31, 2025	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Flow Technologies(b)	$8,013.8	$1,993.2	$13.0	$9.7	$101.6	$19.9
Motion Technologies	1,263.5	1,257.3	30.4	37.4	31.1	28.9
Connect & Control Technologies	1,392.2	1,332.5	11.2	5.8	14.7	22.0
Corporate and Other(c)	366.8	1,727.4	0.6	0.3	2.2	1.9
Total	$11,036.3	$6,310.4	$55.2	$53.2	$149.6	$72.7
(b)Total assets and depreciation and amortization for Flow Technologies increased for the six months ended July 4, 2026 as a result of the acquisition of SPX FLOW.
(c)Total assets for Corporate and Other as of the six months ended July 4, 2026 reflect a decline in cash and equivalents of approximately $1.3 billion utilized to finance a portion of the SPX FLOW acquisition.
ITT Inc. | Q2 2026 Form 10-Q | 11

NOTE 4
REVENUE
The following tables present our revenue disaggregated by end market.

For the Three Months Ended July 4, 2026	Flow Technologies	Motion Technologies	Connect & Control Technologies	Other / Eliminations	Total
Auto and rail	$—	$380.9	$—	$—	$380.9
Chemical and industrial pumps	333.3	—	—	—	333.3
Energy	244.1	—	14.5	—	258.6
Aerospace and defense	—	4.2	204.5	—	208.7
Nutrition and health	215.1	—	—	—	215.1
General industrial	—	0.9	76.7	(1.1)	76.5
Total	$792.5	$386.0	$295.7	$(1.1)	$1,473.1

For the Six Months Ended July 4, 2026
Auto and rail	$—	$773.5	$—	$—	$773.5
Chemical and industrial pumps	570.1	—	—	—	570.1
Energy	455.1	—	27.5	—	482.6
Aerospace and defense	—	7.6	396.2	—	403.8
Nutrition and health	304.7	—	—	—	304.7
General industrial	—	2.1	150.5	(2.3)	150.3
Total	$1,329.9	$783.2	$574.2	$(2.3)	$2,685.0

For the Three Months Ended June 28, 2025	Flow Technologies	Motion Technologies	Connect & Control Technologies	Other / Eliminations	Total
Auto and rail	$—	$362.0	$—	$—	$362.0
Chemical and industrial pumps	233.0	—	—	—	233.0
Aerospace and defense	—	2.7	175.4	—	178.1
Energy	122.9	—	12.4	—	135.3
General industrial	—	1.0	64.1	(1.1)	64.0
Total	$355.9	$365.7	$251.9	$(1.1)	$972.4

For the Six Months Ended June 28, 2025					For the
Auto and rail	$—	$704.8	$—	$—	$704.8
Chemical and industrial pumps	457.3	—	—	—	$457.3
Aerospace and defense	—	5.0	338.3	—	$343.3
Energy	231.9	—	25.0	—	$256.9
General industrial	—	2.0	123.3	(2.2)	$123.1
Total	$689.2	$711.8	$486.6	$(2.2)	$1,885.4
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
ITT Inc. | Q2 2026 Form 10-Q | 12

The following table represents our net contract assets and liabilities.

As of the Period Ended	July 4, 2026	December 31, 2025
Current contract assets	$85.4	$50.9
Non-current contract assets	6.2	2.6
Current contract liabilities	(258.1)	(175.7)
Non-current contract liabilities	(4.7)	(4.7)
During the three and six months ended July 4, 2026, we recognized revenue of $51.3 and $116.8, respectively related to contract liabilities as of December 31, 2025. The increase in current contract assets and liabilities is due to contract liabilities acquired as a result of the SPX FLOW acquisition. The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations, or backlog, was $2,666.3 as of July 4, 2026. Of this amount, we expect to recognize approximately 60% to 65% of revenue during the remainder of 2026. Our backlog generally represents firm orders that have been received, acknowledged, and entered into our production systems. However, within certain businesses in MT, our customers include automotive OEMs and we may win an award on an automotive platform several years in advance based on estimated levels of future automotive production. These awards allow for the customer to adjust their production levels at any time and therefore are not considered firm orders. Within these businesses, we believe orders are firm upon receipt of the customer purchase order, which may require us to fulfill the order in as little as one week. As such, our backlog at any point in time for these businesses is not believed to be significant and therefore has been excluded from the total backlog amount.
NOTE 5
RESTRUCTURING ACTIONS
From time to time, we initiate restructuring actions throughout our businesses. There are no restructuring actions that are considered individually significant. The following table summarizes our total restructuring costs, which are presented within General and administrative expenses within our Consolidated Condensed Statements of Operations.

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Severance and other employee-related	$2.3	$3.1	$13.1	$9.2
Asset write-offs	—	0.1	—	0.1
Other	—	—	—	0.4
Total restructuring costs	$2.3	$3.2	$13.1	$9.7
By segment:
Flow Technologies	$0.9	$1.3	8.7	5.5
Motion Technologies	0.9	2.1	$1.4	$2.3
Connect & Control Technologies	0.4	(0.2)	1.4	1.9
Corporate and Other	0.1	—	1.6	—
ITT Inc. | Q2 2026 Form 10-Q | 13

The following table displays a rollforward of our restructuring liability, which is included within accrued liabilities on our Consolidated Condensed Balance Sheet.

For the Six Months Ended	July 4, 2026	June 28, 2025
Beginning balance - January 1	$3.7	$2.9
Restructuring costs	13.1	9.7
Cash payments	(9.1)	(8.4)
Asset write-offs	—	(0.1)
Foreign exchange translation and other	0.7	0.2
Ending balance	$8.4	$4.3
By accrual type:
Severance and other employee-related	$8.4	$4.3
NOTE 6
INCOME TAXES
The following table summarizes our income tax expense and effective tax rate (ETR).

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Income tax expense	$48.7	$42.5	$98.1	$77.7
Effective tax rate	36.0%	25.9%	37.2%	25.2%
The ETR for the three and six months ended July 4, 2026 increased to 36.0% and 37.2%, respectively, primarily due to the recognition of additional tax expense related to undistributed foreign earnings and transaction-related costs incurred in connection with the acquisition of SPX FLOW. The SPX FLOW acquisition also affected the geographic mix of earnings which further contributed to the higher ETR for both periods. Additionally, tax expense for the six months ended July 4, 2026 was unfavorably impacted by amended tax filings in Luxembourg.
The majority of the deferred tax liabilities related to the SPX FLOW acquisition were recorded during the first quarter of 2026 as part of the Company's preliminary purchase accounting. During the second quarter of 2026, the Company recorded a measurement period adjustment to these deferred tax balances based on an updated valuation report. As a result, the current quarter activity primarily reflects refinements to the preliminary purchase accounting estimates. The purchase accounting remains subject to adjustment during the measurement period. In addition to deferred taxes recorded as a result of purchase accounting adjustments, the Company also assumed SPX FLOW’s existing deferred tax balances. These assumed balances are reflected in the Company’s deferred tax position as of the acquisition date.
In October 2021, more than 135 countries and jurisdictions agreed to participate in a “two-pillar” international tax approach developed by the Organisation for Economic Co-operation and Development (OECD), which includes establishing a global minimum corporate tax rate of 15 percent. The OECD published Tax Challenges Arising from the Digitalisation of the Economy — Global Anti-Base Erosion Model Rules (Pillar Two) in December 2021 and subsequently issued additional commentary and administrative guidance clarifying several aspects of the model rules. Since the model rules have been released, many countries have enacted Pillar Two-related laws, many of which became effective January 1, 2024 with additional laws effective January 1, 2025. As of July 4, 2026, Pillar Two did not have a significant impact on our financial statements.
ITT Inc. | Q2 2026 Form 10-Q | 14

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
The Company operates in various tax jurisdictions and is subject to examination by tax authorities in these jurisdictions. The Company is currently under examination in several jurisdictions including China, Czechia, Germany, India, Italy, and the U.S. The estimated tax liability calculation for unrecognized tax benefits considers uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit. Over the next 12 months, the net amount of the tax liability for unrecognized tax benefits in foreign and domestic jurisdictions could decrease by approximately $4.4 due to changes in audit status, expiration of statutes of limitations, and other events.
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

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Basic weighted average common shares outstanding	89.4	79.0	87.9	80.0
Add: Dilutive impact of outstanding equity awards	0.4	0.4	0.5	0.4
Diluted weighted average common shares outstanding	89.8	79.4	88.4	80.4

Anti-dilutive shares(a)	0.1	—	0.1	—
(a)    Anti-dilutive shares related to equity stock unit awards excluded from the computation of diluted earnings per share.
ITT Inc. | Q2 2026 Form 10-Q | 15

NOTE 8
RECEIVABLES, NET
The following table summarizes our receivables and associated allowance for credit losses.

As of the Period Ended	July 4, 2026	December 31, 2025
Trade accounts receivable	$1,040.8	$737.7
Notes receivable	10.0	7.8
Other	37.3	29.1
Receivables, gross	1,088.1	774.6
Less: Allowance for credit losses	(17.9)	(18.5)
Receivables, net	$1,070.2	$756.1
The following table displays a rollforward of our allowance for credit losses on receivables and contract assets.

	July 4, 2026	June 28, 2025
Total allowance for credit losses - January 1	$18.5	$14.2
Charges to income	3.5	0.9
Write-offs	(4.1)	(1.2)
Foreign currency and other	—	1.6
Total allowance for credit losses - ending balance	$17.9	$15.5
NOTE 9
INVENTORIES
The following table summarizes our inventories.

As of the Period Ended	July 4, 2026	December 31, 2025
Raw materials	$522.7	$411.8
Work in process	193.5	125.2
Finished goods	216.1	134.9
Inventories	$932.3	$671.9
ITT Inc. | Q2 2026 Form 10-Q | 16

NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS
The following table summarizes our other current and non-current assets.

As of the Period Ended	July 4, 2026	December 31, 2025
Advance payments and other prepaid expenses	$92.9	$71.5
Current contract assets, net	85.4	50.9
Prepaid income taxes	55.2	37.8
Other	20.6	23.2
Other current assets	$254.1	$183.4
Other employee benefit-related assets	$147.9	$142.3
Operating lease right-of-use assets	102.7	80.4
Deferred income taxes	88.5	82.4
Equity-method and other investments	44.0	41.0
Capitalized software costs	10.9	4.6
Environmental-related assets	9.8	9.8
Other	39.0	24.8
Other non-current assets	$442.8	$385.3
NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET
The following table summarizes our property, plant, and equipment, net of accumulated depreciation.

	Useful life (in years)	July 4, 2026	December 31, 2025
Machinery and equipment	2 - 10	$1,559.6	$1,433.9
Buildings and improvements	5 - 40	388.4	343.8
Furniture, fixtures and office equipment	3 - 7	95.4	86.2
Construction work in progress		84.3	80.1
Land and improvements		47.1	26.7
Other		2.9	2.6
Plant, property and equipment, gross		2,177.7	1,973.3
Less: Accumulated depreciation		(1,381.6)	(1,346.3)
Plant, property and equipment, net		$796.1	$627.0
The following table summarizes our depreciation expense.

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Depreciation expense	$30.6	$23.3	$56.7	$45.0
ITT Inc. | Q2 2026 Form 10-Q | 17

NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill by segment.

	Flow Technologies	Motion Technologies	Connect & Control Technologies	Total
Goodwill - December 31, 2025	$663.7	$281.5	$566.0	$1,511.2
Acquired(a)	2,319.8	—	—	2,319.8
Adjustments to purchase price allocations	77.7	—	—	77.7
Foreign exchange translation	(32.1)	(2.3)	(0.7)	(35.1)
Goodwill - July 4, 2026	$3,029.1	$279.2	$565.3	$3,873.6
(a)Goodwill acquired for our FT segment is primarily related to our acquisition of SPX FLOW, representing the preliminary calculation of excess purchase price over the net assets acquired. Refer to Note 20, Acquisitions, for further information.
Other Intangible Assets, Net
The following table summarizes our other intangible assets, net of accumulated amortization.

	July 4, 2026			December 31, 2025
As of the Period Ended	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$2,390.0	$(165.2)	$2,224.8	$400.6	$(117.6)	$283.0
Developed technology	443.4	(41.5)	401.9	114.6	(32.3)	82.3
Patents and other	153.5	(86.6)	66.9	58.9	(54.9)	4.0
Finite-lived intangible total	2,986.9	(293.3)	2,693.6	574.1	(204.8)	369.3
Indefinite-lived intangibles	382.8	—	382.8	63.3	—	63.3
Other intangible assets	$3,369.7	$(293.3)	$3,076.4	$637.4	$(204.8)	$432.6
The preliminary fair values of intangible assets acquired in connection with the purchase of SPX FLOW consist of the following:

	Useful life (in years)	Fair value
Customer relationships	18	$1,990.0
Developed technology	18	330.0
Trade name	Indefinite	320.0
Backlog	1	95.0
Total intangible assets acquired		$2,735.0
Customer relationships, developed technology, and other intangible assets are amortized over weighted average lives of approximately 17.7 years, 17.7 years and 2.0 years, respectively. Indefinite-lived intangibles primarily consist of brands and trademarks.
ITT Inc. | Q2 2026 Form 10-Q | 18

Estimated amortization expense for each of the remainder of 2026, the four succeeding years, and thereafter is as follows:

Remainder of 2026	$123.5
2027	167.6
2028	156.1
2029	155.6
2030	155.6
2031 and thereafter	1,935.2
NOTE 13
ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES
The following table summarizes our accrued liabilities and other non-current liabilities.

As of the Period Ended	July 4, 2026	December 31, 2025
Compensation and other employee-related benefits	$217.3	$178.3
Contract liabilities and other customer-related liabilities	322.7	220.8
Accrued income taxes and other tax-related liabilities	58.3	46.4
Operating lease liabilities	34.3	24.4
Accrued warranty costs	34.5	23.5
Environmental liabilities and other legal matters	14.4	14.4
Accrued restructuring costs	8.4	3.7
Other	75.7	60.5
Accrued and other current liabilities	$765.6	$572.0
Deferred income taxes and other tax-related liabilities(a)	$728.8	$82.5
Operating lease liabilities	72.2	60.0
Environmental liabilities	45.3	45.0
Compensation and other employee-related benefits	47.2	40.7
Other	59.4	51.1
Other non-current liabilities	$952.9	$279.3
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
ITT Inc. | Q2 2026 Form 10-Q | 19

The following table displays a rollforward of our supply chain financing obligations which is included within Accounts payable in our Consolidated Condensed Balance Sheets.

	July 4, 2026	June 28, 2025
Confirmed obligations outstanding at the beginning of the year	$11.7	$11.3
Invoices confirmed in the year	36.1	32.9
Payments applied towards invoices	(38.5)	(22.7)
Foreign currency translation	0.3	0.7
Confirmed obligations outstanding at the end of period	$9.6	$22.2
NOTE 14
LEASES
The following table displays our future lease obligations related to non-cancellable operating leases as of July 4, 2026.

Remainder of 2026	$17.1
2027	29.9
2028	21.9
2029	13.7
2030	8.7
Thereafter	27.9
Total undiscounted future operating lease obligations	119.2
Less: imputed interest	12.7
Present value of future operating lease obligations	$106.5
NOTE 15
DEBT
The following table summarizes our outstanding debt obligations.

As of the Period Ended	July 4, 2026	December 31, 2025
Commercial paper	$758.4	$258.0
Current maturities of long-term debt	97.7	2.8
Short-term loans	2.3	0.5
Total short-term borrowings	858.4	261.3
Non-current maturities of long-term debt	2,869.8	521.5
Total debt	$3,728.2	$782.8
ITT Inc. | Q2 2026 Form 10-Q | 20

Commercial Paper
The following table presents our outstanding commercial paper borrowings and associated weighted average interest rates as of July 4, 2026 and December 31, 2025.

As of the Period Ended	July 4, 2026	December 31, 2025
Commercial Paper Outstanding - U.S. Program	$284.7	$—
Commercial Paper Outstanding - Euro Program	473.7	258.0
Total Commercial Paper Outstanding	$758.4	$258.0
Weighted Average Interest Rate - U.S. Program	4.05%	N.A
Weighted Average Interest Rate - Euro Program	2.58%	2.42%
Outstanding commercial paper for both periods had maturity terms less than three months from the date of issuance.
2025 Revolving Credit Agreement
On July 30, 2025, we entered into a revolving credit facility agreement with a syndicate of third-party lenders including U.S. Bank National Association, as administrative agent (the 2025 Revolving Credit Agreement). Upon its effectiveness, the 2025 Revolving Credit Agreement replaced the revolving credit facility agreement that we entered into on August 5, 2021, with a syndicate of third-party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement was terminated on July 30, 2025 with no outstanding balances remaining. The 2025 Revolving Credit Agreement matures in July 2030 and provides for an aggregate principal amount of up to $1,100. The 2025 Revolving Credit Agreement provides for a potential increase of commitment of up to $550 for a possible maximum of $1,650 in aggregate commitments at the request of the Company and with the consent of the institutions providing such increase of commitments. As of July 4, 2026, there were no outstanding borrowings under the 2025 Revolving Credit Agreement.
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
As of July 4, 2026, all financial covenants (e.g., leverage ratio) associated with the 2025 Revolving Credit Agreement were within the prescribed thresholds.
ITT Inc. | Q2 2026 Form 10-Q | 21

Long-Term Debt
The following table provides the future maturities and associated interest rates related to the outstanding long-term debt as of July 4, 2026:

Description	Maturity Date	Interest Rate	Amount
2025 Term Loan Credit Agreement	2027-04-30	4.66%	95.0
2026 Delayed Draw Term Loan (DDTL)	2028-03-02	4.79%	2,875.0
Other	(a)	(a)	3.6
Total maturities of long-term debt			2,973.6
Unamortized debt issuance costs			(6.1)
Total long-term debt, net of issuance costs			$2,967.5
Less: Current maturities of long-term debt			97.7
Non-current maturities of long-term debt			$2,869.8
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
The loans drawn under the 2026 DDTL Credit Agreement (the DDTL Loans) will mature in March 2028, which is two years from the date of the first borrowing of the DDTL Loans. Total outstanding borrowings under the DDTL Loans were $2,875.0, as of July 4, 2026.
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
ITT Inc. | Q2 2026 Form 10-Q | 22

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
The 2025 Term Loan Credit Agreement has a maturity of two years and provides for a term loan of $750. Proceeds of the term loan were applied to pay down the Company’s U.S. commercial paper capacity and for other general corporate purposes, including working capital needs. During first six months of 2026, the Company made loan repayments of $425.0. Total outstanding borrowings under the Amended 2025 Term Loan Credit Agreement were $95.0, as of July 4, 2026.
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
SPX FLOW Senior Notes due 2030
In connection with the SPX FLOW acquisition, ITT assumed the aggregate principal amount of $500 of 8.75% senior unsecured notes due in April 2030 (the Senior Notes). The Senior Notes were issued pursuant to an indenture, dated as of April 5, 2022, by SPX FLOW, the subsidiary guarantors named therein, and Wilmington Trust, National Association, as trustee of the Senior Notes. The Senior Notes were offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the Securities Act), and to certain non-U.S. persons in transactions outside of the United States in reliance on Regulation S under the Securities Act. During the first quarter of 2026, ITT paid $532.8 to extinguish the Senior Notes, including $21.9 of accrued interest and $10.9 of premium, which resulted in a gain on extinguishment of $1.8.
NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses in our Consolidated Condensed Statements of Operations. The following table summarizes our LTIP costs.

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Equity-based awards	$11.1	$9.1	$20.1	$17.2
Liability-based awards	1.3	0.8	3.3	1.5
Total share-based compensation expense	$12.4	$9.9	$23.4	$18.7
As of July 4, 2026, there was $73.6 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 2.0 years. Additionally, unrecognized compensation cost related to liability-based awards was $7.0, which is expected to be recognized ratably over a weighted-average period of 1.9 years.
ITT Inc. | Q2 2026 Form 10-Q | 23

Year-to-Date 2026 LTIP Activity (Equity-based Awards)
The majority of our LTIP awards are granted during the first quarter of each year and have three-year service periods. The majority of these awards either vest equally each year or at the completion of the three-year service period. During the six months ended July 4, 2026, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)(a)	0.2	$197.57
Performance stock units (PSUs)	0.1	$219.28
(a)Includes the CEO Retention Plan grant awarded on March 4, 2026 with a grant date fair value of $7.0.
During the six months ended July 4, 2026 and June 28, 2025, a nominal amount of non-qualified stock options were exercised resulting in proceeds of $0.1 and $0.6, respectively. During the six months ended July 4, 2026 and June 28, 2025, RSUs of 0.1 and 0.1, respectively, vested and were issued. During the six months ended July 4, 2026 and June 28, 2025, PSUs of 0.1 and 0.1 that vested on December 31, 2025 and 2024, respectively, were issued.
NOTE 17
CAPITAL STOCK
On March 2, 2026, the Company issued 3.84 shares of ITT common stock, representing $777.2 of the consideration for the SPX FLOW acquisition. The shares were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act.
On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan). The following table summarizes our share repurchase activity during the three and six months ended July 4, 2026 and June 28, 2025, respectively.

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Shares repurchased and retired	—	3.0	0.5	3.7
Cost of share repurchases	$—	404.1	$100.7	$504.9
There was $355 of remaining capacity left under the 2023 Plan as of July 4, 2026.
Separate from the open-market share repurchase program, the Company withholds shares of common stock in settlement of employee tax withholding obligations due upon the vesting of equity-based compensation awards.
The following table summarizes Company share withholdings related to net shares settlement of stock incentive plans.

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Shares withheld for taxes related to net share settlement of stock incentive plans	—	—	0.1	0.1
Payments for taxes related to net share settlement of stock incentive plans	$0.4	$0.4	$20.2	$13.4

ITT Inc. | Q2 2026 Form 10-Q | 24

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
The following table provides a rollforward of our estimated environmental liability.

For the Six Months Ended	July 4, 2026	June 28, 2025
Environmental liability - beginning balance	$56.1	$54.9
Change in estimates for pre-existing accruals
Continuing operations	2.7	0.2
Discontinued operations	—	2.0
Acquired	2.5	—
Payments	(4.6)	(3.0)
Foreign currency and other	0.1	0.3
Environmental liability - ending balance	$56.8	$54.4
Environmental-related assets, including estimated recoveries from insurance providers and other third parties, were $10.3 as of July 4, 2026 and December 31, 2025.
The following table illustrates the reasonably possible high range of estimated liability and number of active sites.

As of the Period Ended	July 4, 2026	December 31, 2025
High-end estimate of environmental liability	$97.0	$97.3
Number of open environmental sites	27	26
As actual costs incurred at identified sites in future periods may vary from our current estimates given the inherent uncertainties in evaluating environmental exposures, management believes it is possible that the outcome of these uncertainties may have a material adverse effect on our financial statements.
ITT Inc. | Q2 2026 Form 10-Q | 25

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
Foreign Currency Derivative Contracts
The Company enters into foreign currency forward or option contracts to mitigate foreign currency risk associated with transacting with international customers, suppliers, and subsidiaries. The notional amounts and fair values of our outstanding foreign currency derivative contracts, which are recorded within Other current assets in our Consolidated Condensed Balance Sheets, were as follows:

As of the Period Ended	July 4, 2026	December 31, 2025
Notional amount (U.S. dollar equivalent)	$385.5	$201.5
Fair value of foreign currency derivative contracts(a)	$3.3	$0.5
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

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Gain/(loss) on foreign currency derivative contracts(a)	$(1.6)	$2.7	$0.1	$(0.4)
Cash (outflow) inflow from foreign currency derivative contracts	$(4.1)	$(0.4)	$(3.1)	$1.5
(a)    None of our derivative contracts were designated as hedging instruments under ASC 815 - Derivatives & Hedging.
NOTE 20
ACQUISITIONS
Acquisition of SPX FLOW
On March 2, 2026, we completed the acquisition of 100% of SPX FLOW pursuant to the Membership Interest Purchase Agreement, dated December 4, 2025, with LSF11 Redwood Parent, L.P. (the Purchase Agreement). SPX FLOW is a provider of highly engineered equipment and process technologies serving industrial, chemical, energy, nutrition and health and personal care markets. Its portfolio includes brands and equipment designed to improve process efficiency, product quality and operational performance for customers worldwide. SPX FLOW’s approximately 3,900 employees bring engineering expertise and customer intimacy that we believe will support long‑standing relationships and help drive recurring aftermarket value across a large installed base. SPX FLOW, which generated revenue of $1,340 during 2025, is reported within our FT segment.
The total preliminary acquisition consideration of $4,311.3, net of cash acquired, was funded through a combination of cash and equity. The final consideration is subject to a customary working capital adjustment. The following table summarizes the preliminary purchase consideration transferred in connection with the acquisition:

Cash, net of cash acquired	$3,534.1
ITT equity value of shares issued(a)	777.2
Total purchase consideration	$4,311.3
(a)Fair value of shares issued is based on 3.8 shares issued at a price of $202.41 per share.
ITT Inc. | Q2 2026 Form 10-Q | 26

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
The assets acquired and liabilities assumed for the SPX FLOW acquisition were recorded at fair value and are shown in the table below.

Allocation of Purchase Price	Preliminary 4/4/2026	YTD 2026 Adjustment	Preliminary 7/4/2026
Receivables	$210.6	$0.3	$210.9
Inventory	264.3	2.8	267.1
Plant, property and equipment	186.3	(1.2)	185.1
Goodwill(a)	2,313.3	77.7	2,391.0
Other intangible assets	2,835.0	(100.0)	2,735.0
Other assets	134.3	(1.3)	133.0
Accounts payable and accrued liabilities	(280.8)	(0.5)	(281.3)
Contract liabilities	(96.2)	—	(96.2)
Deferred tax liability	(616.6)	23.6	(593.0)
Long-term debt	(531.3)	—	(531.3)
Other liabilities	(109.0)	—	(109.0)
Net assets acquired	$4,309.9	$1.4	$4,311.3
(a)    Goodwill acquired with SPX FLOW is primarily attributable to the complementary nature of SPX FLOW’s product portfolio to ITT’s existing industrial flow equipment and services portfolio and ITT’s expansion into the health and nutrition sector. Goodwill is not expected to be deductible for income tax purposes
Since the acquisition date, SPX FLOW has contributed revenues of $359.0 and $508.3 to the Company's Consolidated Statements of Operations for the three and six months ended July 4, 2026, respectively. The results from SPX FLOW included a loss from continuing operations before income taxes of $35.2 and $41.0 for the three and six months ended July 4, 2026, respectively. Transaction expenses of $49.2 were recognized within general and administrative expenses during the six months ended July 4, 2026. No transaction-related expenses were recognized during the three months ended July 4, 2026.
Pro Forma Financial Information
The following table summarizes the condensed combined results of operations of the Company for the three and six months ended on July 4, 2026 and June 28, 2025, assuming the SPX FLOW acquisition had occurred on January 1, 2025.

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenue	$1,473.1	$1,314.5	$2,870.7	$2,521.4
Net Income attributable to the combined entities	$84.9	$99.9	$157.8	$88.9
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
ITT Inc. | Q2 2026 Form 10-Q | 27

The unaudited pro-forma consolidated information for the three and six months ended June 28, 2025, include inventory fair value step-up adjustments of $42.0 and $57.3, respectively, and backlog amortization of $23.8 and $47.6, respectively. The six-month period includes $49.2 of nonrecurring transaction costs.
Subsequent Event
On July 6, 2026, the Company completed the acquisition of Aerospace Contacts LLC (Aerospace Contacts), a privately held company, for a preliminary purchase price of $31.0. Aerospace Contacts is a recognized manufacturer of critical, high-reliability precision metal contacts and interconnect components serving the aerospace and defense markets. We plan to integrate Aerospace Contacts’ business into our CCT segment.

ITT Inc. | Q2 2026 Form 10-Q | 28

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
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three and six months ended June 28, 2025, unless stated otherwise.
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
Global Macroeconomic Conditions
Global macroeconomic conditions continue to evolve amid ongoing geopolitical uncertainty, trade policy developments, and shifting market dynamics. While these factors have created areas of variability, the Company has maintained disciplined execution and continued strategic investment across its businesses. For the remainder of 2026, we expect demand to remain generally resilient, although the outlook remains influenced by geopolitical developments, trade policy actions, and energy market volatility. We believe our diversified portfolio, global operating footprint, and focus on operational excellence position us to respond effectively to changing market conditions and support long-term value creation.
Geopolitical and Energy Market Risk: Geopolitical developments, including ongoing conflict and instability in the Middle East, continue to influence global supply chains, trade flows, and energy markets. During the second quarter of 2026, disruptions affecting the Strait of Hormuz and broader regional energy infrastructure contributed to heightened volatility in oil, natural gas, and shipping markets, although diplomatic efforts and ceasefire discussions have supported a partial normalization of certain trade routes and energy flows. Despite these developments, energy prices, logistics costs, and market sentiment remain sensitive to further escalation or renewed disruptions. At the same time, our growing presence in critical flow technologies, energy‑related applications, and resilient aftermarket channels helps balance exposure to near‑term volatility. Additionally, select programs within CCT may benefit from sustained or increased investments in defense, security, and national infrastructure. Overall, our continued portfolio evolution and diversified end‑market exposure are intended to enhance durability and adaptability across macroeconomic and geopolitical cycles.
ITT Inc. | Q2 2026 Form 10-Q | 29

Tariffs and Trade Policies: Ongoing tariff regimes and changes in global trade frameworks may influence input costs, sourcing decisions, and customer demand patterns. Trade policy uncertainty remains elevated as governments continue to evaluate tariff programs, industrial policies, and supply-chain security initiatives. While judicial and regulatory developments have provided clarity regarding certain tariffs imposed in prior periods, including the establishment of processes that permit eligible companies to seek refunds or recovery of certain previously paid tariffs, trade actions implemented under alternative statutory authorities, ongoing Section 301 investigations, and evolving regional trade arrangements continue to create uncertainty for global manufacturers. We are pursuing recovery opportunities where appropriate and continue to monitor developments in global trade policy; however, the timing and ultimate amount of any potential recoveries, as well as the impact of future trade actions or policy changes, remain uncertain.
Workforce Availability and Cost: Labor markets remain competitive in certain geographies and functions, particularly for specialized technical and engineering roles, although labor availability has improved in some regions relative to recent years. Wage inflation has moderated relative to prior periods but remains above historical norms in select markets. We continue to address these dynamics through targeted talent development, workforce planning, selective automation, and digital productivity initiatives, which enhance operational efficiency while supporting high levels of quality, safety, and on‑time delivery. These initiatives strengthen our long‑term operational capabilities and support sustainable growth across varying demand environments.
Technology Transformation: Advancements in automation, data analytics, artificial intelligence, and digital manufacturing platforms continue to accelerate across industrial markets and are driving increased investment across global technology value chains. We view these developments as opportunities to further enhance efficiency, reliability, and customer value; however, they also expose us to additional cybersecurity risks and the possibility that our competitors may adopt and leverage these technologies more rapidly or effectively. We are continuing to expand digital investments across operations and product lines, including technologies that improve asset performance, energy efficiency and total costs for customers.
Supply Chain and Cost Inflation: Supply chain conditions have generally stabilized compared with the disruption levels experienced in prior years; however, we continue to experience variability across select commodities, electronic components, transportation networks, and specialty materials. Ongoing geopolitical developments, trade restrictions, logistics disruptions, and supplier concentration risks continue to create uncertainty within global supply chains. While inflationary pressures have moderated in several input categories, energy costs, freight expenses, and certain labor and commodity costs remain elevated and subject to volatility. We continue to utilize dual-sourcing strategies, long-term supplier agreements, localized sourcing initiatives, inventory management practices, and productivity programs to support supply continuity and mitigate cost increases. Although these actions have helped reduce risk exposure, future disruptions could affect our production schedules, lead times, costs, and operating margins.
Sustainability and Energy Transition: Long-term trends related to energy transition, infrastructure modernization, environmental regulation, energy security, and industrial efficiency continue to influence customer investment decisions. Recent geopolitical developments have reinforced the importance of reliable energy supplies, grid resiliency, domestic infrastructure investment, and diversified energy sources. As a result, many customers are balancing long-term decarbonization objectives with near-term energy affordability, reliability, and security considerations. These trends continue to create opportunities across portions of our portfolio, particularly in energy-efficient pumping and motion technologies, critical flow applications, cryogenic systems, compressor technologies, and solutions supporting liquefied natural gas, ammonia, hydrogen, carbon capture, industrial electrification, and other energy-related infrastructure investments. We continue to invest in innovation, sustainability initiatives, and product development intended to address evolving customer requirements and support long-term profitable growth.
ITT Inc. | Q2 2026 Form 10-Q | 30

EXECUTIVE SUMMARY
The following table provides a summary of key performance indicators for the second quarter of 2026 as compared to the second quarter of 2025. There were four additional working days in the quarter versus the prior year.

Revenue	Operating Income	Operating Margin	EPS
$1,473	$180	12.2%	$0.95
51% Increase	3% Increase	-580 bps Decrease	-38% Decrease
Organic Revenue*	Adjusted Operating Income*	Adjusted Operating Margin*	Adjusted EPS*
$1,096	$295	20.0%	$2.08
13% Increase	55% Increase	40 bps Increase	18% Increase
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
Our second quarter 2026 results are summarized below:
•Revenue of $1,473.1 increased by $500.7 including $359.6 from acquisition contributions and $17.6 from favorable foreign currency translation. Organic revenue increased by $123.5, or 12.7%, led by aerospace and defense in CCT, growth in pump projects and valves in FT, and increased aftermarket demand for Friction and KONI defense in MT.
•Operating income of $180.3 increased by $5.2, or 3.0%, primarily due to incremental volume and pricing actions partially offset by an increased intangible amortization expense of $51.0 related to SPX FLOW. Adjusted operating income increased by $104.6, or 54.9%, driven by a full quarter of SPX FLOW results.
•Income from continuing operations was $0.95 per diluted share, a decrease of $0.57 as compared to the prior year, primarily due to acquisition-related costs. Adjusted income from continuing operations was $2.08 per diluted share, an increase of $0.32, or 18.2% compared with the prior year period. The increase was primarily driven by adjusted operating income growth from all segments, partially offset by higher interest expense, effective tax rate and weighted-average share count resulting from the acquisition of SPX FLOW.
DISCUSSION OF FINANCIAL RESULTS

	Three Months Ended			Six Months Ended
For the	July 4, 2026	June 28, 2025	Change	July 4, 2026	June 28, 2025	Change
Revenue	$1,473.1	$972.4	51.5%	$2,685.0	$1,885.4	42.4%
Gross profit	510.1	350.8	45.4%	938.9	673.9	39.3%
Operating expenses	329.8	175.7	87.7%	617.3	347.9	77.4%
Operating income	180.3	175.1	3.0%	321.6	326.0	(1.3)%
Interest and non-operating expenses, net	45.1	10.9	313.8%	57.6	17.5	229.1%
Income tax expense	48.7	42.5	14.6%	98.1	77.7	26.3%
Net income attributable to ITT Inc.	$84.9	$121.0	(29.8)%	$162.9	$229.4	(29.0)%

Gross margin	34.6%	36.1%	(150)	bps	35.0%	35.7%	(70)	bps
Operating expense to revenue ratio	22.4%	18.1%	430	bps	23.0%	18.5%	450	bps
Operating margin	12.2%	18.0%	(580)	bps	12.0%	17.3%	(530)	bps
Effective tax rate	36.0%	25.9%	1,010	bps	37.2%	25.2%	1,200	bps
ITT Inc. | Q2 2026 Form 10-Q | 31

REVENUE
The following table illustrates the revenue derived from each of our segments.

For the Three Months Ended	July 4, 2026	June 28, 2025	Change	Organic Growth(a)
Flow Technologies	$792.5	355.9	122.7%	20.7%
Motion Technologies	386.0	$365.7	5.6%	1.6%
Connect & Control Technologies	295.7	251.9	17.4%	17.3%
Eliminations and Other	(1.1)	(1.1)
Total Revenue	$1,473.1	$972.4	51.5%	12.7%

For the Six Months Ended	July 4, 2026	June 28, 2025	Change	Organic Growth(a)
Flow Technologies	1,329.9	689.2	93.0%	16.6%
Motion Technologies	$783.2	$711.8	10.0%	3.4%
Connect & Control Technologies	574.2	486.6	18.0%	17.4%
Eliminations and Other	(2.3)	(2.2)
Total Revenue	$2,685.0	$1,885.4	42.4%	11.8%
(a)See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Flow Technologies
FT revenue for the three and six months ended July 4, 2026 increased by $436.6 and $640.7, respectively, primarily due to acquisition contributions of $359.6 and $511.0, respectively. Organic revenue increased by $73.8, or 20.7%, and $114.4, or 16.6%, for the three and six-month periods, respectively, primarily driven by growth in pump projects of 45% and 30%, respectively, reflecting strong demand in the energy market. Additionally, short-cycle demand remained strong with revenue growth of 10% in both periods, driven by valves.
Motion Technologies
MT revenue for the three and six months ended July 4, 2026 increased $20.3 and $71.4, respectively, including favorable foreign currency translation of $14.3 and $47.1, respectively. Organic revenue increased by $6.0, or 1.6%, and $24.3, or 3.4%, for the three and six month periods, respectively, primarily driven by increased aftermarket sales of 6% and 4%, respectively. In addition, organic revenue for the six-month period included growth of approximately 6% from our KONI rail business.
Connect & Control Technologies
CCT revenue for the three and six months ended July 4, 2026 increased $43.8 and $87.6, respectively, reflecting higher sales volumes, and the benefit of pricing actions. Organic revenue grew 17.3% and 17.4% for the three and six month periods, respectively, driven by strong demand across the aerospace and defense markets.
GROSS PROFIT
Gross profit for the three and six months ended July 4, 2026 increased 45.4% to $510.1 and 39.3% to $938.9, respectively. The increase in gross profit for both periods was primarily driven by the acquisition of SPX FLOW, volume leverage, benefits from pricing actions, net savings from productivity and sourcing initiatives, and favorable foreign currency translations, partially offset by unfavorable sales mix and higher material and labor costs.
ITT Inc. | Q2 2026 Form 10-Q | 32

OPERATING EXPENSES
The following table summarizes our operating expenses, including by segment.

	Three Months Ended			Six Months Ended
	July 4, 2026	June 28, 2025	Change	July 4, 2026	June 28, 2025	Change
General and administrative expenses	$143.9	$85.5	68.3%	$297.9	$170.6	74.6%
Sales and marketing expenses	87.5	51.4	70.2%	161.2	99.1	62.7%
Research and development expenses	35.8	27.2	31.6%	68.9	52.6	31.0%
Intangible amortization	62.6	11.6	439.7%	89.3	25.6	248.8%
Total operating expenses	$329.8	$175.7	87.7%	$617.3	$347.9	77.4%
Total operating expenses by segment:
Flow Technologies	$211.1	$68.6	207.7%	$336.7	$139.4	141.5%
Motion Technologies	40.9	40.4	1.2%	76.5	79.1	(3.3)%
Connect & Control Technologies	52.1	49.3	5.7%	104.7	95.7	9.4%
Corporate & Other	25.7	17.4	47.7%	99.4	33.7	195.0%
General and administrative (G&A) expenses increased $58.4, or 68.3%, for the three months ended July 4, 2026, primarily driven by a full quarter of SPX FLOW G&A costs, integration-related professional service costs, increased personnel-related costs, and unfavorable foreign currency impacts. G&A expense increased $127.3, or 74.6%, for the six months ended July 4, 2026, primarily due to four months of SPX FLOW G&A costs, acquisition-related transaction and integration costs, increased personnel-related costs, and higher restructuring, environmental, and bad debt expenses.
Sales and marketing expenses increased by $36.1, or 70.2%, and $62.1, or 62.7%, respectively, for the three and six months ended July 4, 2026. The increase was primarily driven by the acquisition of SPX FLOW and higher personnel costs and commission expenses.
Research and development (R&D) expenses increased $8.6, or 31.6%, and $16.3, or 31.0%, respectively, for the three and six months ended July 4, 2026. The increase was primarily due to the acquisition of SPX FLOW and the timing of R&D project activity and reimbursements.
Intangible amortization increased $51.0, or 439.7%, and $63.7, or 248.8%, for the three and six months ended July 4, 2026, respectively, due to the amortization of intangible assets acquired in connection with the acquisition of SPX FLOW.
OPERATING INCOME
The following table summarizes our operating income and margin by segment.

	Three Months Ended			Six Months Ended
	July 4, 2026	June 28, 2025	Change	July 4, 2026	June 28, 2025	Change
Flow Technologies	$62.9	$76.6	(17.9)%	145.0	140.1	3.5%
Motion Technologies	82.1	71.2	15.3%	$165.6	$138.8	19.3%
Connect & Control Technologies	60.8	44.9	35.4%	110.1	80.9	36.1%
Corporate and Other	(25.5)	(17.6)	44.9%	(99.1)	(33.8)	193.2%
Total operating income	$180.3	$175.1	3.0%	$321.6	$326.0	(1.3)%

Operating margin:
Flow Technologies	7.9%	21.5%	(1,360)	bps	10.9%	20.3%	(940)	bps
Motion Technologies	21.3%	19.5%	180	bps	21.1%	19.5%	160	bps
Connect & Control Technologies	20.6%	17.8%	280	bps	19.2%	16.6%	260	bps
Consolidated operating margin	12.2%	18.0%	(580)	bps	12.0%	17.3%	(530)	bps
ITT Inc. | Q2 2026 Form 10-Q | 33

FT operating income for the three months ended July 4, 2026 decreased $13.7, or 17.9%, as a result of inventory step-up amortization of $42.0, increased intangible amortization of $55.1, and integration-related expenses related to the SPX FLOW acquisition, which were partially offset by higher volume, benefits from pricing and productivity actions, and a full quarter of SPX FLOW operations. FT operating income for the six months ended July 4, 2026 increased $4.9, or 3.5%, as the operating performance of legacy FT business, driven by volume growth and pricing actions, combined with SPX FLOW operations, exceeded the increased intangible amortization and acquisition-related expenses of $71.3 and $60.2, respectively.
MT operating income for the three and six months ended July 4, 2026 increased $10.9, or 15.3%, and $26.8, or 19.3%, respectively, primarily due to higher sales volume, net savings from productivity initiatives, and a favorable impact from foreign currency fluctuations, which was partially offset by competitive pricing dynamics.
CCT operating income for the three and six months ended July 4, 2026 increased $15.9, or 35.4%, and $29.2, or 36.1%, respectively, primarily driven by benefits from higher sales volume, pricing actions, and net savings from productivity initiatives.
Other corporate costs increased $7.9 and $65.3 for the three and six months ended July 4, 2026, respectively. The increase during the three-month period was primarily due to integration-related professional services costs associated with the SPX FLOW acquisition. The increase during the six-month period was primarily driven by transaction-related costs incurred in connection with the closing of the SPX FLOW acquisition.
INTEREST AND NON-OPERATING EXPENSES, NET
The following table summarizes our interest and non-operating income and expenses.

	Three Months Ended			Six Months Ended
	July 4, 2026	June 28, 2025	Change	July 4, 2026	June 28, 2025	Change
Interest expense	$49.7	$12.6	294.4%	$74.5	$21.9	240.2%
Interest income	(3.8)	(2.4)	58.3%	(14.2)	(4.1)	246.3%
Other non-operating (income) expense, net	(0.8)	0.7	(214.3)%	(2.7)	(0.3)	800.0%
Total interest and non-operating expenses, net	$45.1	$10.9	313.8%	$57.6	$17.5	229.1%
Interest expense for the three and six months ended July 4, 2026 increased by or $37.1, or 294.4%, and $52.6, or 240.2%, respectively, due to higher outstanding long-term debt and commercial paper balances during 2026, primarily stemming from the financing of the SPX FLOW acquisition.
Interest income for the three and six months ended July 4, 2026 increased by $1.4, or 58.3%, and $10.1, or 246.3%, respectively, due to a higher average cash on deposit balance during 2026 subsequent to the $1.3 billion equity issuance in December 2025 and until the closing of SPX FLOW acquisition.
Other non-operating income, net for the three and six months ended July 4, 2026 increased by $1.5 and $2.4, respectively. The increase for the three-month period was due to income from equity method investments and the increase for the six-month period includes a gain on the early extinguishment of debt.
INCOME TAX EXPENSE
The following table summarizes our income tax expense and effective tax rate (ETR).

	Three Months Ended				Six Months Ended
	July 4, 2026	June 28, 2025	Change		July 4, 2026	June 28, 2025	Change
Income tax expense	$48.7	$42.5	14.6%		$98.1	$77.7	26.3%
Effective tax rate	36.0%	25.9%	1,010	bps	37.2%	25.2%	1,200	bps
The ETR for the three and six months ended July 4, 2026 increased to 36.0% and 37.2%, respectively, primarily due to the recognition of additional tax expense related to undistributed foreign earnings and transaction-related costs incurred in connection with the acquisition of SPX FLOW. The acquisition also affected the geographic mix of earnings which further contributed to the higher effective tax rate for both periods.
ITT Inc. | Q2 2026 Form 10-Q | 34

Additionally, tax expense for the six months ended July 4, 2026 was unfavorably impacted by amended tax filings in Luxembourg.
In October 2021, more than 135 countries and jurisdictions agreed to participate in a “two-pillar” international tax approach developed by the OECD, which includes establishing a global minimum corporate tax rate of 15 percent. The OECD published Tax Challenges Arising from the Digitalisation of the Economy — Global Anti-Base Erosion Model Rules (Pillar Two) in December 2021 and subsequently issued additional commentary and administrative guidance clarifying several aspects of the model rules. Since the model rules have been released, many countries have enacted Pillar Two-related laws, many of which became effective January 1, 2024 with additional laws effective January 1, 2025. As of July 4, 2026, the Company does not expect Pillar Two taxes to have a significant impact on its 2026 financial statements.
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
ITT Inc. | Q2 2026 Form 10-Q | 35

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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We support our growth and expansion in markets outside of the U.S. through the enhancement of existing products and development of new products, increased capital spending, and potential foreign acquisitions. We look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We transfer cash between certain international subsidiaries and the U.S. when it is cost effective to do so. During the six months ended July 4, 2026, we had net cash distributions from foreign countries to the U.S. of $402.5. During the year ended December 31, 2025, we had net cash distributions from foreign countries to the U.S. of $577.5. The timing and amount of any additional future distributions will be evaluated based on our jurisdictional cash needs.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, several factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, we cannot provide any assurance as to what level of dividends, if any, will be paid in the future. In the second quarter of 2026, we declared a dividend of $0.386 per share for shareholders of record on June 8, 2026, which was a 10% increase from the quarterly dividends of $0.351 that were declared in 2025. Dividend payments during the six months ended July 4, 2026 amounted to $69.5.
From time to time, the Company may repurchase shares of its stock on the open market. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including remaining authorization under existing Board-approved share repurchase program, the Company’s stock price, restrictions under the Company’s debt obligations, other uses for capital, the dilutive impact of shares issued during the period related to the Company’s long-term incentive plans, impacts on the value of remaining shares, and market and economic conditions. The Company repurchased approximately $100.0 and $500.1 under our share repurchase program during the six months ended July 4, 2026 and June 28, 2025, respectively. All repurchased shares were retired immediately following the repurchases. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding.
The following table presents our outstanding commercial paper borrowings.

	July 4, 2026	December 31, 2025
Commercial Paper Outstanding - U.S. Program	$284.7	$—
Commercial Paper Outstanding - Euro Program	473.7	258.0
Total Commercial Paper Outstanding	$758.4	$258.0
During the six months ended July 4, 2026, we borrowed under U.S. and Euro commercial paper programs for general corporate purposes and lower interest rates. See Note 15, Debt, to the Consolidated Condensed Financial Statements for further information.
ITT Inc. | Q2 2026 Form 10-Q | 36

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
The loans drawn under the 2026 DDTL Credit Agreement (the DDTL Loans) will mature two years from the date of the first borrowing of the DDTL Loans. Total outstanding borrowings under the 2026 DDTL Credit Agreement were $2,875 as of July 4, 2026.
The DDTL Loans bear interest at rate per annum equal to, at the Company’s option, either (i) Term SOFR plus a margin ranging from 1.00% to 1.50%, or (ii) an alternate base rate plus a margin ranging from 0.0% to 0.50%, with the applicable margin determined by reference to the Company’s debt ratings as set forth in the 2026 DDTL Credit Agreement. The DDTL Loans may be prepaid by the Company at any time, in whole or in part, without penalty or premium, subject to certain customary conditions.
The 2026 DDTL Credit Agreement contains customary affirmative and negative covenants See Note 15, Debt, to the Consolidated Condensed Financial Statements for further information.

2025 Revolving Credit Agreement
On July 30, 2025, we entered into a revolving credit facility agreement with a syndicate of third-party lenders including U.S. Bank National Association, as administrative agent (the 2025 Revolving Credit Agreement). Upon its effectiveness, the 2025 Revolving Credit Agreement replaced the revolving credit facility agreement that we entered into on August 5, 2021, with a syndicate of third-party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement was terminated on July 30, 2025 with no outstanding balances remaining. The 2025 Revolving Credit Agreement matures in July 2030 and provides for an aggregate principal amount of up to $1,100. The 2025 Revolving Credit Agreement provides for a potential increase of commitment of up to $550 for a possible maximum of $1,650 in aggregate commitments at the request of the Company and with the consent of the institutions providing such increase of commitments. As of July 4, 2026, there were no outstanding borrowings under the 2025 Revolving Credit Agreement.
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
2025 Term Loan Credit Agreement
On April 30, 2025, the Company entered into a credit agreement (as amended, the 2025 Term Loan Credit Agreement) among the Company, as borrower, certain of our subsidiaries, as guarantors, each lender from time to time party thereto, and U.S. Bank National Association, as the administrative agent. The 2025 Term Loan Credit Agreement has a maturity of two years and provides for a term loan of $750. Proceeds of the term loan were applied to pay down the Company’s U.S. commercial paper capacity and for other general corporate purposes, including working capital needs. In connection with the entry into the 2025 Revolving Credit Agreement, on July 30, 2025, the Company and lenders entered into an amendment to the 2025 Term Loan Credit Agreement to modify certain covenant baskets and other terms (including amendments to the leverage
ITT Inc. | Q2 2026 Form 10-Q | 37

ratio definition) to conform to the 2025 Revolving Credit Agreement. During the six months ended July 4, 2026, we made principal payments of $425.0 reducing the remaining outstanding principal balance to $95.0 as of July 4, 2026.
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

For the Six Months Ended	July 4, 2026	June 28, 2025
Operating activities	$231.1	$267.1
Investing activities	(3,598.0)	(57.0)
Financing activities	2,220.4	(208.6)
Foreign exchange	(4.7)	27.5
Total net cash from continuing operations	$(1,151.2)	$29.0
Operating Activities
The decrease in net cash from operating activities of $36.0 was primarily due to the transaction expenses paid in connection with the SPX FLOW acquisition, as well as higher interest and income tax payments, and unfavorable working capital changes primarily due to the timing of customer payments. The decrease was partially offset by increased cash generated from segment operations.
Investing Activities
The increase in net cash used in investing activities of $3,541.0 was primarily driven by the acquisition of SPX FLOW. Refer to Note 20, Acquisitions, to the Consolidated Condensed Financial Statements for further information.
Financing Activities
The increase in net cash provided by financing activities of $2,429.0, was primarily driven by $2,119.5 of increased long-term debt issuances, net of debt costs, primarily associated with the acquisition of SPX FLOW, a $531.9 increase in commercial paper borrowings, and a reduction of $395.9 in share repurchase activity. These increases were partially offset by $596.8 of higher long-term debt repayments, as well as an increase in dividends paid of $13.3 and higher payments for taxes related to the net share settlement of employee stock incentive plans of $6.8.
ITT Inc. | Q2 2026 Form 10-Q | 38

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
Reconciliations of revenue to organic revenue for the three and six months ended July 4, 2026 are provided below.

Three Months Ended July 4, 2026	Flow Technologies	Motion Technologies	Connect & Control Technologies	Eliminations	Total ITT
2026 Revenue	$792.5	$386.0	$295.7	$(1.1)	$1,473.1
Less: Acquisitions	359.6	—	—	—	359.6
Less: Foreign currency translation	3.2	14.3	0.1	—	17.6
2026 Organic revenue	$429.7	$371.7	$295.6	$(1.1)	$1,095.9
2025 Revenue	$355.9	$365.7	$251.9	$(1.1)	$972.4
Organic growth	$73.8	$6.0	$43.7		$123.5
Percentage change	20.7%	1.6%	17.3%		12.7%

Six Months Ended July 4, 2026
2026 Revenue	$1,330.0	$783.2	$574.3	$(2.5)	$2,685.0
Less: Acquisitions	511.0	—	—	—	511.0
Less: Foreign currency translation	15.4	47.1	3.0	(0.1)	65.4
2026 Organic revenue	$803.6	$736.1	$571.3	$(2.4)	$2,108.6
2025 Revenue	$689.2	$711.8	$486.6	$(2.2)	$1,885.4
Organic growth	$114.4	$24.3	$84.7		$223.2
Percentage change	16.6%	3.4%	17.4%		11.8%
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
ITT Inc. | Q2 2026 Form 10-Q | 39

users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.
Reconciliations of operating income to adjusted operating income (loss) for the three and six months ended July 4, 2026 and June 28, 2025 are provided below.

Three Months Ended July 4, 2026	Flow Technologies	Motion Technologies	Connect & Control Technologies	Corporate and Other	Total ITT
Operating income	$62.9	$82.1	$60.8	$(25.5)	$180.3
Intangible amortization	59.4	0.2	3.0	—	62.6
Acquisition-related costs(a)	46.5	—	—	5.1	51.6
Restructuring costs	0.9	0.9	0.4	0.1	2.3
Other special items	0.3	(1.8)	—	(0.1)	(1.6)
Adjusted operating income	$170.0	$81.4	$64.2	$(20.4)	$295.2
Operating margin	7.9%	21.3%	20.6%		12.2%
Adjusted operating margin	21.4%	21.1%	21.7%		20.0%

Six Months Ended July 4, 2026
Operating income	$145.0	$165.6	$110.1	$(99.1)	$321.6
Acquisition-related costs(a)	60.6	—	0.1	58.1	118.8
Intangible amortization expense	82.4	0.5	6.4	—	89.3
Restructuring costs	8.7	1.4	1.4	1.6	13.1
Other special items	0.6	(2.5)	—	(0.1)	(2.0)
Adjusted operating income	$297.3	$165.0	$118.0	$(39.5)	$540.8
Operating margin	10.9%	21.1%	19.2%		12.0%
Adjusted operating margin	22.4%	21.1%	20.6%		20.1%
(a)Acquisition-related costs include inventory fair value step-up amortization expense of $43.4 and $57.3 for the three and six months ended July 4, 2026, respectively.

Three Months Ended June 28, 2025	Flow Technologies	Motion Technologies	Connect & Control Technologies	Corporate and Other	Total ITT
Operating income	$76.6	$71.2	$44.9	$(17.6)	$175.1
Intangible amortization	4.3	0.2	7.1	—	11.6
Restructuring costs	1.3	2.1	(0.2)	—	3.2
Acquisition-related costs	—	—	0.4	—	0.4
Other special items	(0.4)	0.5	—	0.2	0.3
Adjusted operating income	$81.8	$74.0	$52.2	$(17.4)	$190.6
Operating margin	21.5%	19.5%	17.8%		18.0%
Adjusted operating margin	23.0%	20.2%	20.7%		19.6%

Six Months Ended June 28, 2025
Operating income	$140.1	$138.8	$80.9	$(33.8)	$326.0
Intangible amortization expenses	11.1	0.4	14.1	—	25.6
Restructuring costs	5.5	2.3	1.9	—	9.7
Acquisition-related costs	0.4	—	0.3	—	0.7
Other special items	0.5	1.2	—	0.2	1.9
Adjusted operating income	$157.6	$142.7	$97.2	$(33.6)	$363.9
Operating margin	20.3%	19.5%	16.6%		17.3%
Adjusted operating margin	22.9%	20.0%	20.0%		19.3%

ITT Inc. | Q2 2026 Form 10-Q | 40

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
Reconciliations of adjusted income from continuing operations attributable to ITT to income from continuing operations attributable to ITT and adjusted income from continuing operations attributable to ITT per diluted share to income from continuing operations attributable to ITT per diluted share (EPS) for the three and six months ended July 4, 2026 and June 28, 2025 are provided below. Per share amounts are reported in ones and may not calculate due to rounding.

	July 04, 2026		June 28, 2025
For the Three Months Ended	Income from Continuing Operations	EPS	Income from Continuing Operations	EPS
Reported	$84.9	$0.95	$121.0	$1.52
Intangible amortization	62.6	0.70	11.6	0.15
Acquisition-related costs	51.5	0.57	0.4	0.01
Restructuring costs	2.3	0.02	3.2	0.04
Other pre-tax special items	(0.4)	—	0.3	0.01
Net tax benefit of pre-tax special items	(29.0)	(0.33)	(3.7)	(0.05)
Other tax-related special items(a)(b)	15.1	0.17	6.6	0.08
Adjusted	$187.0	$2.08	$139.4	$1.76

	July 04, 2026		June 28, 2025
For the Six Months Ended	Income from Continuing Operations	EPS	Income from Continuing Operations	EPS
Reported	$162.9	$1.84	$229.4	$2.85
Acquisition-related costs	118.8	1.34	0.7	0.01
Intangible amortization	89.3	1.01	25.6	0.32
Restructuring costs	13.1	0.15	9.7	0.12
Other pre-tax special items	(0.8)	(0.01)	1.9	0.02
Net tax benefit of pre-tax special items	(55.1)	(0.62)	(8.3)	(0.10)
Other tax-related special items(a)(b)	32.5	0.37	9.8	0.12
Adjusted	$360.7	$4.08	$268.8	$3.34
(a)The three months and six months ended July 4, 2026 include tax expense on distributions of non-U.S. income of $9.7, tax expense related to undistributed foreign earnings of $1.4 and $7.8, and tax expense for uncertain positions of $3.6. In addition, the six month period included tax expense associated with amended tax filings in Luxembourg of $8.9.
(b)The three months and six months ended June 28, 2025 include tax expense on distributions of non-U.S. income of $4.3 and $3.6, tax expense on undistributed foreign earnings of $0.9 and $3.4, and other tax special items of $1.4 and $2.8, respectively.
ITT Inc. | Q2 2026 Form 10-Q | 41

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Interim Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective.
The Company completed the acquisition of SPX FLOW on March 2, 2026 and has not yet fully incorporated SPX FLOW’s internal controls and procedures into the Company’s internal control over financial reporting. Accordingly, the scope of our evaluation of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of SPX FLOW. This integration will be completed within the time period permitted by the applicable guidance provided by the staff of the U.S. Securities and Exchange Commission for a recently acquired business.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITT Inc. | Q2 2026 Form 10-Q | 42

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
The ongoing conflict in the Middle East and related geopolitical instability may adversely affect our business.
Beginning in February 2026, the United States and Israel conducted coordinated military strikes against Iran, which responded with direct and indirect attacks across the Middle East. Since that time, the conflict has continued through periods of escalation and attempted de-escalation, and hostilities between the United States and Iran have recently resumed. Although we do not have material operations in the region, the ongoing conflict, and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has resulted in, and could continue to result in, significant disruptions to global energy supplies and increases in energy prices. These developments may heighten inflationary pressures on our input costs and supply chain, adversely affect global supply chains, energy and commodity markets, currency exchange rates, financial markets, and overall macroeconomic conditions, and negatively impact customer demand in the markets in which we operate. While we expect the conflict to continue to affect our business, financial condition, and results of operations, the extent and duration of these impacts remain uncertain.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan). As of July 4, 2026, there was $355 of remaining capacity under the 2023 Plan.
There were no open-market share repurchases during the three months ended July 4, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITT Inc. | Q2 2026 Form 10-Q | 43

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were 2.2 million Euros and 1.5 million Euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of 1.3 million Euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through July 4, 2026, however, Bornemann did pay fees of approximately 5 thousand Euros during the six months ended July 4, 2026 and annual fees of 7 thousand Euros during 2025 to the German financial institution which is maintaining the Bond.
Rule 10b5-1 Trading Plans
During the three months ended July 4, 2026, no director or executive officer of the Company adopted, modified, or terminated a trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1(c) under the Exchange Act or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
ITT Inc. | Q2 2026 Form 10-Q | 44

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
(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2026, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Condensed Financial Statements, and (vii) Cover Page

(104)	The cover page from the Quarterly Report on Form 10-Q for the quarter ended July 4, 2026, formatted in Inline XBRL (included in Exhibit 101).
* Management compensatory plan
ITT Inc. | Q2 2026 Form 10-Q | 45

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ CHERYL DE MESA GRAZIANO
Cheryl de Mesa Graziano
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
August 6, 2026
ITT Inc. | Q2 2026 Form 10-Q | 46