Form 10-Q
period 2026-10-03
ITT INC.
filed 2026-11-05
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of November 2, 2026, there were 89.2 million shares of Common Stock (par value $1.00 per share) of the issuer outstanding.

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
FORWARD-LOOKING AND CAUTIONARY STATEMENTS
Some of the information included herein includes forward-looking statements within the meaning of the Securities Act of 1933, and the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather represent a belief regarding future events based on current expectations, estimates, assumptions and projections about our business, future financial results and the industry in which we operate, and other legal, regulatory and economic developments. These forward-looking statements include, but are not limited to, future strategic plans and other statements that describe the company’s business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future events and future operating or financial performance.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenue	$1,440.6	$999.1	$4,125.6	$2,884.5
Cost of revenue	890.2	640.4	2,636.3	1,851.9
Gross profit	550.4	358.7	1,489.3	1,032.6
General and administrative expenses	139.0	89.6	436.9	260.2
Sales and marketing expenses	88.4	51.8	249.5	150.9
Research and development expenses	35.0	26.4	104.0	79.0
Intangible amortization expenses	61.2	11.1	150.5	36.7
Operating income	226.8	179.8	548.4	505.8
Interest expense	45.0	11.7	119.4	33.6
Interest income	(3.3)	(1.5)	(17.5)	(5.6)
Other non-operating income, net	(1.2)	(2.9)	(3.8)	(3.2)
Income before income tax expense	186.3	172.5	450.3	481.0
Income tax expense	61.8	44.3	159.9	122.0
Income from continuing operations	124.5	128.2	290.4	359.0
Loss from discontinued operations, net of tax	—	(0.1)	—	(0.1)
Net income	124.5	128.1	290.4	358.9
Less: Income attributable to noncontrolling interests	0.9	1.2	4.0	2.6
Net income attributable to ITT Inc.	$123.6	$126.9	$286.4	$356.3

Amounts attributable to ITT Inc.:
Income from continuing operations	$123.6	$127.0	$286.4	$356.4
Loss from discontinued operations, net of tax	—	(0.1)	—	(0.1)
Net income attributable to ITT Inc.	$123.6	$126.9	$286.4	$356.3

Earnings per share attributable to ITT Inc.:
Basic	$1.38	$1.63	$3.23	$4.49
Diluted	$1.38	$1.62	$3.21	$4.46

Weighted average common shares – basic	89.4	78.0	88.7	79.4
Weighted average common shares – diluted	89.8	78.4	89.1	79.8
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Operations.
ITT Inc. | Q3 2026 Form 10-Q | 1

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net income	$124.5	$128.1	$290.4	$358.9
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(89.4)	(2.3)	(141.5)	105.0
Net change in postretirement benefit plans, net of tax impacts of $0.1, $0.1, $0.5, and $0.8, respectively	(0.4)	(0.4)	(2.0)	(2.7)
Other comprehensive (loss) income	(89.8)	(2.7)	(143.5)	102.3
Comprehensive income	34.7	125.4	146.9	461.2
Less: Comprehensive income attributable to noncontrolling interests	0.9	1.2	4.0	2.6
Comprehensive income attributable to ITT Inc.	$33.8	$124.2	$142.9	$458.6
Disclosure of reclassification adjustments to postretirement benefit plans:
Amortization of prior service benefit, net of tax expense of $0.2, $0.3, $0.6, and $1.0 respectively	$(0.7)	$(1.1)	$(2.1)	$(3.3)
Amortization of net actuarial loss, net of tax benefit of $0.0, $(0.1), $0.1, and $(0.1), respectively	(0.1)	(0.2)	(0.3)	(0.3)
Other adjustments to postretirement benefit plans:
Net actuarial gain, net of tax expense of $(0.1), $(0.3), $(0.1), and $(0.3), respectively	0.4	0.9	0.4	0.9
Net change in postretirement benefit plans, net of tax	$(0.4)	$(0.4)	$(2.0)	$(2.7)
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Comprehensive Income.
ITT Inc. | Q3 2026 Form 10-Q | 2

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of the Period Ended	October 3, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$558.1	$1,742.9
Receivables, net	1,039.6	756.1
Inventories	938.4	671.9
Other current assets	250.7	183.4
Total current assets	2,786.8	3,354.3
Non-current assets:
Plant, property and equipment, net	794.3	627.0
Goodwill	3,845.5	1,511.2
Other intangible assets, net	2,957.2	432.6
Other non-current assets	466.1	385.3
Total non-current assets	8,063.1	2,956.1
Total assets	$10,849.9	$6,310.4
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$707.3	$261.3
Accounts payable	618.2	465.0
Accrued and other current liabilities	836.8	572.0
Total current liabilities	2,162.3	1,298.3
Non-current liabilities:
Non-current portion of long-term debt	2,806.1	521.5
Deferred tax liabilities	665.0	69.1
Postretirement benefits	147.9	120.0
Other non-current liabilities	298.3	210.2
Total non-current liabilities	3,917.3	920.8
Total liabilities	6,079.6	2,219.1
Shareholders’ equity:
Common stock:
Authorized – 250.0 shares, $1 par value per share
Issued and outstanding – 89.2 shares and 85.9 shares, respectively	89.2	85.9
Capital in excess of par value	1,949.8	1,313.9
Retained earnings	3,168.5	2,987.1
Accumulated other comprehensive loss:
Postretirement benefits	(2.0)	—
Cumulative translation adjustments	(444.1)	(302.5)
Total accumulated other comprehensive loss	(446.1)	(302.5)
Total ITT Inc. shareholders’ equity	4,761.4	4,084.4
Noncontrolling interests	8.9	6.9
Total shareholders’ equity	4,770.3	4,091.3
Total liabilities and shareholders’ equity	$10,849.9	$6,310.4

The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Balance Sheets.
ITT Inc. | Q3 2026 Form 10-Q | 3

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

For the Nine Months Ended	October 3, 2026	September 27, 2025
Operating Activities
Income from continuing operations attributable to ITT Inc.	$286.4	$356.4
Adjustments to income from continuing operations:
Depreciation and amortization	243.0	107.9
Equity-based compensation	33.4	27.4
Other non-cash charges, net	36.2	27.6
Changes in assets and liabilities:
Change in receivables	(81.1)	(68.0)
Change in inventories	(8.5)	(14.0)
Change in contract assets	(13.7)	(14.7)
Change in contract liabilities	(18.5)	43.7
Change in accounts payable	26.5	(19.3)
Change in accrued expenses	64.3	18.9
Change in income taxes	(3.3)	(9.4)
Other, net	(21.1)	(15.5)
Net Cash – Operating Activities	543.6	441.0
Investing Activities
Acquisitions, net of cash acquired	(3,569.3)	(0.2)
Capital expenditures	(84.2)	(80.9)
Proceeds from government incentives for capital expenditures	4.9	7.9
Other, net	2.1	1.3
Net Cash – Investing Activities	(3,646.5)	(71.9)
Financing Activities
Commercial paper, net borrowings	455.0	(55.1)
Long-term debt issued, net of debt issuance costs	2,868.3	749.0
Long-term debt repayments	(1,117.4)	(405.6)
Share repurchases under repurchase plan	(155.0)	(500.9)
Payments for taxes related to net share settlement of stock incentive plans	(20.6)	(13.7)
Dividends paid	(104.1)	(83.5)
Other, net	(3.1)	(6.4)
Net Cash – Financing Activities	1,923.1	(316.2)
Exchange rate effects on cash and cash equivalents	(4.0)	24.9
Net cash – operating activities of discontinued operations	(0.4)	(0.3)
Net change in cash and cash equivalents	(1,184.2)	77.5
Cash and cash equivalents – beginning of year (includes restricted cash of $0.8 and $0.7, respectively)	1,743.7	440.0
Cash and Cash Equivalents – End of Period (includes restricted cash of $1.4 and $1.1, respectively)	$559.5	$517.5
Supplemental Disclosures of Cash Flow and Non-Cash Information:
Cash paid for interest	$86.9	$31.4
Cash paid for income taxes, net of refunds received	137.6	115.9
Capital expenditures included in current liabilities	16.6	13.8
Equity value of common stock issued to acquire SPX FLOW	777.2	—
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Cash Flows.
ITT Inc. | Q3 2026 Form 10-Q | 4

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

As of and for the Three Months Ended October 3, 2026	Common Stock		Capital in Excess of par value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
July 4, 2026	89.4	$89.4	$1,987.7	$3,079.8	$(356.4)	$9.1	$4,809.6
Net income	—	—	—	123.6	—	0.9	124.5
Activity from employee stock plans	—	—	12.9	—	—	—	12.9
Shares repurchased under repurchase plan	(0.2)	(0.2)	(50.3)	—	—	—	(50.5)
Shares withheld related to net share settlement of stock incentive plans	—	—	(0.5)	—	—	—	(0.5)
Dividends declared ($0.386 per share)	—	—	—	(34.8)	—	—	(34.8)
Dividends to noncontrolling interest	—	—	—	—	—	(1.2)	(1.2)
Net change in postretirement benefit plans, net of tax	—	—	—	—	(0.4)	—	(0.4)
Net foreign currency translation adjustment	—	—	—	—	(89.3)	—	(89.3)
Other	—	—	—	(0.1)	—	0.1	—
October 3, 2026	89.2	$89.2	$1,949.8	$3,168.5	$(446.1)	$8.9	$4,770.3

As of and for the Nine Months Ended October 3, 2026
December 31, 2025	85.9	$85.9	$1,313.9	$2,987.1	$(302.5)	$6.9	$4,091.3
Net income	—	—	—	286.4	—	4.0	290.4
Shares issued	3.8	3.8	773.4	—	—	—	777.2
Activity from employee stock plans	0.3	0.3	33.6	—	—	—	33.9
Shares repurchased under repurchase plan	(0.7)	(0.7)	(150.5)	—	—	—	(151.2)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(20.6)	—	—	—	(20.7)
Dividends declared ($1.158 per share)	—	—	—	(104.9)	—	—	(104.9)
Dividends to noncontrolling interest	—	—	—	—	—	(2.0)	(2.0)
Net change in postretirement benefit plans, net of tax	—	—	—	—	(2.0)	—	(2.0)
Net foreign currency translation adjustment	—	—	—	—	(141.5)	—	(141.5)
Other	—	—	—	(0.1)	(0.1)	—	(0.2)
October 3, 2026	89.2	$89.2	$1,949.8	$3,168.5	$(446.1)	$8.9	$4,770.3
ITT Inc. | Q3 2026 Form 10-Q | 5

As of and for the Three Months Ended September 27, 2025	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity
	(Shares)	(Dollars)
June 28 2025	78.0	$78.0	$2,791.8	$(313.3)	$7.1	$2,563.6
Net income	—	—	126.9	—	1.2	128.1
Activity from employee stock plans	—	—	12.0	—	—	12.0
Shares withheld related to net share settlement of stock incentive plans	—	—	(0.3)	—	—	(0.3)
Dividends declared ($0.351 per share)	—	—	(27.5)	—	—	(27.5)
Dividends to noncontrolling interest	—	—	—	—	(1.0)	(1.0)
Net change in postretirement benefit plans, net of tax	—	—	—	(0.4)	—	(0.4)
Net foreign currency translation adjustment	—	—	—	(2.3)	—	(2.3)
Other	—	—	—	—	0.1	0.1
September 27, 2025	78.0	$78.0	$2,902.9	$(316.0)	$7.4	$2,672.3

As of and for the Nine Months Ended September 27, 2025
December 31, 2024	81.5	$81.5	$3,115.6	$(418.3)	$7.0	$2,785.8
Net income	—	—	356.3	—	2.6	358.9
Activity from employee stock plans	0.3	0.3	29.4	—	—	29.7
Share repurchased under repurchase plan	(3.7)	(3.7)	(501.2)	—	—	(504.9)
Shares withheld related to net share settlement of stock incentive plans	(0.1)	(0.1)	(13.6)	—	—	(13.7)
Dividends declared ($1.053 per share)	—	—	(83.6)	—	—	(83.6)
Dividends to noncontrolling interest	—	—	—	—	(2.2)	(2.2)
Net change in postretirement benefit plans, net of tax	—	—	—	(2.7)	—	(2.7)
Net foreign currency translation adjustment	—	—	—	105.0	—	105.0
September 27, 2025	78.0	$78.0	$2,902.9	$(316.0)	$7.4	$2,672.3
The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of the Statements of Changes in Shareholders’ Equity.
ITT Inc. | Q3 2026 Form 10-Q | 6

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS AND SHARES (EXCEPT PER SHARE AMOUNTS) IN MILLIONS, UNLESS OTHERWISE STATED)
NOTE 1
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
ITT Inc. is a diversified manufacturer of highly engineered critical components and customized technology solutions for the transportation, industrial, and energy markets. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Inc. and its subsidiaries. ITT operates through three reportable segments: Flow Technologies (FT) (formerly Industrial Process), consisting of flow equipment and services; Motion Technologies (MT), consisting of friction and shock and vibration equipment; and Connect & Control Technologies (CCT), consisting of electronic connectors, cable assemblies, and fluid handling, motion control, and noise and energy absorption products. Financial information for our segments is presented in Note 3, Segment Information.
Business Combinations
On March 2, 2026, the Company completed the acquisition of SPX FLOW, Inc. (SPX FLOW) for a purchase price of $4,306.5, net of cash acquired. Subsequent to the acquisition, SPX FLOW’s results are reported within our FT segment.
On July 6, 2026, the Company completed the acquisition of Aerospace Contacts LLC (Aerospace Contacts) for a preliminary purchase price of $31.6, net of cash acquired. Subsequent to the acquisition, Aerospace Contacts’ results are reported within our CCT segment. Refer to Note 20, Acquisitions, for additional information regarding the SPX FLOW and Aerospace Contacts business combinations.
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
ITT’s quarterly financial periods end on the Saturday following a 13-week reporting period, except for the last quarterly period of the fiscal year, which ends on December 31st. ITT’s nine-month period ended October 3, 2026 included an additional six days compared to the prior year nine-month period ended September 27, 2025.
Reclassification - Intangible amortization expenses
Effective January 1, 2026, the Company reclassified intangible amortization expenses as a separate financial statement line item within the Consolidated Statements of Operations. The Company has seen diversity in practice in the classification of intangible amortization expenses, and the reclassification was made to enhance transparency and comparability on the Consolidated Statements of Operations. Previously, intangible
ITT Inc. | Q3 2026 Form 10-Q | 7

amortization expenses were included within cost of revenues, sales and marketing, research and development, and general and administrative, and were not presented as a separate financial statement line item.
The Company has reclassified prior‑period amounts to conform to the current‑period presentation. The reclassifications had no impact on operating income, income before income taxes, net income, or earnings per share. The impact of the reclassification on our previously issued Consolidated Condensed Statement of Operations financial statements is presented in the following table:
Consolidated Condensed Statement of Operations

Three Months Ended September 27, 2025	As previously reported	Effect of Change	As Adjusted
Cost of revenue	$643.9	$(3.5)	$640.4
Gross profit	355.2	3.5	358.7
General and administrative expenses	89.8	(0.2)	89.6
Sales and marketing expenses	57.5	(5.7)	51.8
Research and development expenses	28.1	(1.7)	26.4
Intangible amortization expenses	—	11.1	11.1

Nine Months Ended September 27, 2025
Cost of revenue	$1,866.2	$(14.3)	$1,851.9
Gross profit	1,018.3	14.3	1,032.6
General and administrative expenses	260.8	(0.6)	260.2
Sales and marketing expenses	167.7	(16.8)	150.9
Research and development expenses	84.0	(5.0)	79.0
Intangible amortization expenses	—	36.7	36.7
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
From time to time, the Financial Accounting Standards Board (FASB) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB's accounting standards are communicated through issuance of an Accounting Standards Update (ASU). The Company considers the applicability and impact of all ASUs on our business and financial results.
Recently adopted accounting pronouncements
In December 2025, the FASB issued ASU 2025‑10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU establishes comprehensive guidance on the recognition, measurement, and presentation of monetary and tangible nonmonetary government grants received by business entities. The standard excludes certain arrangements from its scope, such as income tax credits, government guarantees, below‑market loans, and transfers of intangible assets or services. We elected to early adopt ASU 2025‑10 effective January 1, 2026. Upon adoption, we applied the recognition and measurement model required by the new standard, which is generally aligned with International Accounting Standards (IAS) 20, while incorporating targeted improvements specific to U.S. GAAP. The new guidance also requires expanded disclosures related to the nature of government grants received, significant terms and conditions, and the financial statement line items affected. The adoption of ASU 2025‑10 did not have a material impact on our consolidated financial position, results of operations, or cash flows.
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. This ASU requires disclosure of specified information about certain costs and expenses in the notes to financial statements. The effective dates for this ASU were updated in ASU 2025-01 stating it is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Adoption of this ASU should be applied on a prospective basis. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our financial statements and expect to adopt this ASU for the year ending December 31, 2027.
ITT Inc. | Q3 2026 Form 10-Q | 8

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
Connect & Control Technologies manufactures harsh-environment connector solutions, cable assemblies, precision contacts, critical energy absorption, and flow control components for the aerospace and defense, general industrial, medical, and energy markets.
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
The following table presents our revenue for each segment and reconciles our total segment revenue to total consolidated revenue.

Three Months Ended October 3, 2026	Flow Technologies	Motion Technologies	Connect & Control Technologies	Total
Revenue	$764.3	$363.7	$313.9	$1,441.9
Eliminations and Other				(1.3)
Consolidated revenue				$1,440.6
Costs of revenue(a)	444.7	252.3	194.5
Selling, general and administrative expenses(a)	145.6	24.7	39.9
Research and development expenses(a)	11.5	11.5	12.0
Intangible amortization expenses(a)	57.8	0.2	3.2
Segment operating income	$104.7	$75.0	$64.3	$244.0
Corporate and Other				(17.2)
Interest expense				(45.0)
Interest income				3.3
Other non-operating income, net				1.2
Income from continuing operations before income tax				$186.3

ITT Inc. | Q3 2026 Form 10-Q | 9

Nine Months Ended October 3, 2026	Flow Technologies	Motion Technologies	Connect & Control Technologies	Total
Revenue	$2,094.3	$1,146.8	$888.1	$4,129.2
Eliminations and Other				(3.6)
Consolidated revenue				$4,125.6
Costs of revenue(a)	1,292.8	793.4	553.9
Selling, general and administrative expenses(a)	381.0	74.5	114.5
Research and development expenses(a)	30.6	37.7	35.7
Intangible amortization expenses(a)	140.2	0.7	9.6
Segment operating income	$249.7	$240.5	$174.4	$664.6
Corporate and Other				(116.2)
Interest expense				(119.4)
Interest income				17.5
Other non-operating income, net				3.8
Income from continuing operations before income tax				$450.3

Three Months Ended September 27, 2025	Flow Technologies	Motion Technologies	Connect & Control Technologies	Total
Revenue	$383.9	$355.6	$259.2	$998.7
Eliminations and Other				0.4
Consolidated revenue				$999.1
Costs of revenue(a)	231.2	245.5	163.2
Selling, general and administrative expenses(a)	61.7	28.2	33.7
Research and development expenses(a)	5.0	11.9	9.1
Intangible amortization expenses(a)	3.9	0.2	7.0
Segment operating income	$82.1	$69.8	$46.2	$198.1
Corporate and Other				(18.3)
Interest expense				(11.7)
Interest income				1.5
Other non-operating income, net				2.9
Income from continuing operations before income tax				$172.5

Nine Months Ended September 27, 2025
Revenue	$1,073.1	$1,067.4	$745.8	$2,886.3
Eliminations and Other				(1.8)
Consolidated revenue				$2,884.5
Costs of revenue(a)	640.8	739.4	473.2
Selling, general and administrative expenses(a)	180.3	83.8	97.4
Research and development expenses(a)	14.7	35.0	27.1
Intangible amortization expenses(a)	15.1	0.6	21.0
Segment operating income	$222.2	$208.6	$127.1	$557.9
Corporate and Other				(52.1)
Interest expense				(33.6)
Interest income				5.6
Other non-operating income, net				3.2
Income from continuing operations before income tax				$481.0
(a)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
ITT Inc. | Q3 2026 Form 10-Q | 10

The following table presents our operating margin for each segment. Segment operating margin is calculated as segment operating income divided by segment revenue.

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Flow Technologies(a)	13.7%	21.4%	11.9%	20.7%
Motion Technologies	20.6%	19.6%	21.0%	19.5%
Connect & Control Technologies	20.5%	17.8%	19.6%	17.0%
(a)Operating margin for Flow Technologies decreased for the three and nine months ended October 3, 2026 primarily due to acquisition-related impacts associated with the SPX FLOW acquisition.
The following table presents our total assets, capital expenditures, and depreciation & amortization expense for each segment.

As of and for the Nine Months Ended	Total Assets		Capital Expenditures		Depreciation & Amortization
	October 3, 2026	December 31, 2025	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Flow Technologies(b)	$7,810.9	$1,993.2	$24.0	$15.2	$170.9	$28.5
Motion Technologies	1,263.6	1,257.3	40.7	52.5	45.7	44.2
Connect & Control Technologies	1,429.8	1,332.5	18.3	11.4	22.4	32.7
Corporate and Other(c)	345.6	1,727.4	1.2	1.8	4.0	2.5
Total	$10,849.9	$6,310.4	$84.2	$80.9	$243.0	$107.9
(b)Total assets and depreciation and amortization for Flow Technologies increased for the nine months ended October 3, 2026 as a result of the acquisition of SPX FLOW.
(c)Total assets for Corporate and Other as of the nine months ended October 3, 2026 reflect a decline in cash and equivalents of approximately $1.3 billion utilized to finance a portion of the SPX FLOW acquisition.
NOTE 4
REVENUE
The following tables present our revenue disaggregated by end market.

For the Three Months Ended October 3, 2026	Flow Technologies	Motion Technologies	Connect & Control Technologies	Eliminations and Other	Total
Auto and rail	$—	$358.4	$—	$—	$358.4
Chemical and industrial pumps	320.9	—	—	—	320.9
Energy	239.9	—	10.1	—	250.0
Aerospace and defense	—	4.4	223.8	—	228.2
Nutrition and Health	203.5	—	—	—	203.5
General industrial	—	0.9	80.0	(1.3)	79.6
Total	$764.3	$363.7	$313.9	$(1.3)	$1,440.6

For the Nine Months Ended October 3, 2026
Auto and rail	$—	$1,131.8	$—	$—	$1,131.8
Chemical and industrial pumps	891.1	—	—	—	891.1
Energy	695.0	—	37.6	—	732.6
Aerospace and defense	—	12.0	620.0	—	632.0
Nutrition and Health	508.2	—	—	—	508.2
General industrial	—	3.0	230.5	(3.6)	229.9
Total	$2,094.3	$1,146.8	$888.1	$(3.6)	$4,125.6
ITT Inc. | Q3 2026 Form 10-Q | 11

For the Three Months Ended September 27, 2025	Flow Technologies	Motion Technologies	Connect & Control Technologies	Eliminations and Other	Total
Auto and rail	$—	$352.3	$—	$—	$352.3
Chemical and industrial pumps	241.6	—	—	—	241.6
Aerospace and defense	—	2.6	179.8	—	182.4
Energy	142.3	—	14.0	—	156.3
General industrial	—	0.7	65.4	0.4	66.5
Total	$383.9	$355.6	$259.2	$0.4	$999.1

For the Nine Months Ended September 27, 2025
Auto and rail	$—	$1,057.1	$—	$—	$1,057.1
Chemical and industrial pumps	698.9	—	—	—	$698.9
Aerospace and defense	—	7.6	518.1	—	$525.7
Energy	374.2	—	39.0	—	$413.2
General industrial	—	2.7	188.7	(1.8)	$189.6
Total	$1,073.1	$1,067.4	$745.8	$(1.8)	$2,884.5
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
The following table represents our net contract assets and liabilities.

As of the Period Ended	October 3, 2026	December 31, 2025
Current contract assets	$90.0	$50.9
Non-current contract assets	7.7	2.6
Current contract liabilities	(250.3)	(175.7)
Non-current contract liabilities	(4.7)	(4.7)
During the three and nine months ended October 3, 2026, we recognized revenue of $29.5 and $146.2, respectively, related to contract liabilities as of December 31, 2025. The increase in current contract assets and liabilities is due to contract liabilities acquired as a result of the SPX FLOW acquisition.
The aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations, or backlog, was $2,781.6 as of October 3, 2026. Of this amount, we expect to recognize approximately 35% to 40% of revenue during the remainder of 2026. Our backlog generally represents firm orders that have been received, acknowledged, and entered into our production systems. However, within certain businesses in MT, our customers include automotive OEMs and we may win an award on an automotive platform several years in advance based on estimated levels of future automotive production. These awards allow for the customer to adjust their production levels at any time and therefore are not considered firm orders. Within these businesses, we believe orders are firm upon receipt of the customer purchase order, which may require us to fulfill the order in as little as one week. As such, our backlog at any point in time for these businesses is not believed to be significant and therefore has been excluded from the total backlog amount.
ITT Inc. | Q3 2026 Form 10-Q | 12

NOTE 5
RESTRUCTURING ACTIONS
From time to time, we initiate restructuring actions throughout our businesses. There are no restructuring actions that are considered individually significant. The following table summarizes our total restructuring costs, which are presented within General and administrative expenses within our Consolidated Condensed Statements of Operations.

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Severance and other employee-related	$10.8	$3.8	$23.9	$13.0
Asset write-offs	—	—	—	0.1
Other	—	—	—	0.4
Total restructuring costs	$10.8	$3.8	$23.9	$13.5
By segment:
Flow Technologies	$8.5	$0.9	17.2	6.4
Motion Technologies	1.4	1.9	$2.8	$4.2
Connect & Control Technologies	—	1.0	1.4	2.9
Corporate and Other	0.9	—	2.5	—
The following table displays a rollforward of our restructuring liability, which is included within accrued liabilities on our Consolidated Condensed Balance Sheet.

For the Nine Months Ended	October 3, 2026	September 27, 2025
Beginning balance - January 1	$3.7	$2.9
Restructuring costs	23.9	13.7
Reversal of prior accruals	(0.1)	(0.1)
Cash payments	(11.9)	(12.8)
Asset write-offs	—	(0.1)
Foreign exchange translation and other	0.3	0.1
Ending balance	$15.9	$3.7
By accrual type:
Severance and other employee-related	$15.9	$3.7
NOTE 6
INCOME TAXES
The following table summarizes our income tax expense and effective tax rate (ETR).

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Income tax expense	$61.8	$44.3	$159.9	$122.0
Effective tax rate	33.2%	25.7%	35.5%	25.4%
The ETR for the three and nine months ended October 3, 2026 increased to 33.2% and 35.5%, respectively, primarily due to the recognition of additional tax expense related to undistributed foreign earnings and withholding taxes on distributions of foreign earnings. The SPX FLOW acquisition also affected the geographic mix of earnings, which further contributed to the higher ETR for both periods, which was partially offset by related foreign tax credit benefits. The increase in the ETR for the nine-month period was further impacted by amended tax filings in Luxembourg, as well as transaction-related costs incurred in connection with the SPX FLOW acquisition.
ITT Inc. | Q3 2026 Form 10-Q | 13

The majority of the deferred tax liabilities associated with the SPX FLOW acquisition were recognized in the first quarter of 2026 based on the Company's preliminary purchase accounting. During the second and third quarters of 2026, the Company recorded measurement-period adjustments to the preliminary purchase accounting estimates, including adjustments to the allocation of the purchase price. The preliminary purchase accounting remains subject to adjustment during the measurement period. The Company’s deferred tax balances also include SPX FLOW’s existing deferred taxes assumed as of the acquisition date.
In October 2021, more than 135 countries and jurisdictions agreed to participate in a “two-pillar” international tax approach developed by the Organisation for Economic Co-operation and Development (OECD), which includes establishing a global minimum corporate tax rate of 15 percent. The OECD published Tax Challenges Arising from the Digitalisation of the Economy — Global Anti-Base Erosion Model Rules (Pillar Two) in December 2021 and subsequently issued additional commentary and administrative guidance clarifying several aspects of the model rules. Since the model rules have been released, many countries have enacted Pillar Two-related laws, many of which became effective January 1, 2024 with additional laws effective January 1, 2025. As of October 3, 2026, Pillar Two did not have a significant impact on our financial statements.
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
In connection with the acquisition of SPX FLOW completed during the first quarter of 2026, the Company assumed uncertain tax positions, which were recorded as part of the preliminary purchase accounting. The assumed uncertain tax positions primarily relate to tax positions taken by SPX FLOW in prior periods, and their recognition resulted in an increase in the Company’s total uncertain tax positions during the quarter. The purchase accounting remains provisional, and the recorded uncertain tax positions may be subject to adjustment during the measurement period as additional information becomes available regarding the underlying tax exposures and related assumptions.
ITT Inc. | Q3 2026 Form 10-Q | 14

NOTE 7
EARNINGS PER SHARE DATA
The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share from continuing operations attributable to ITT.

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Basic weighted average common shares outstanding	89.4	78.0	88.7	79.4
Add: Dilutive impact of outstanding equity awards	0.4	0.4	0.4	0.4
Diluted weighted average common shares outstanding	89.8	78.4	89.1	79.8
There were no anti-dilutive shares as of the three and nine months ended October 3, 2026 and September 27, 2025 to exclude from the computation of diluted earnings per share.
NOTE 8
RECEIVABLES, NET
The following table summarizes our receivables and associated allowance for credit losses.

As of the Period Ended	October 3, 2026	December 31, 2025
Trade accounts receivable	$1,012.9	$737.7
Notes receivable	7.7	7.8
Other	36.2	29.1
Receivables, gross	1,056.8	774.6
Less: Allowance for credit losses on receivables	(17.2)	(18.5)
Receivables, net	$1,039.6	$756.1
The following table displays a rollforward of our allowance for credit losses on receivables and contract assets.

	October 3, 2026	September 27, 2025
Total allowance for credit losses - January 1	$18.6	$14.2
Charges to income	3.6	4.5
Write-offs	(5.2)	(1.2)
Foreign currency and other	0.3	1.2
Total allowance for credit losses - ending balance(a)	$17.3	$18.7
(a)Includes allowance for credit losses on contract assets.
NOTE 9
INVENTORIES
The following table summarizes our inventories.

As of the Period Ended	October 3, 2026	December 31, 2025
Raw materials	$525.0	$411.8
Work in process	197.3	125.2
Finished goods	216.1	134.9
Inventories	$938.4	$671.9
ITT Inc. | Q3 2026 Form 10-Q | 15

NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS
The following table summarizes our other current and non-current assets.

As of the Period Ended	October 3, 2026	December 31, 2025
Current contract assets, net	$90.0	$50.9
Advance payments and other prepaid expenses	79.3	71.5
Prepaid income taxes	63.5	37.8
Other	17.9	23.2
Other current assets	$250.7	$183.4
Other employee benefit-related assets	$148.8	$142.3
Operating lease right-of-use assets	124.4	80.4
Deferred income taxes	83.2	82.4
Equity-method and other investments	44.7	41.0
Environmental-related assets	14.8	9.8
Capitalized software costs	10.1	4.6
Other	40.1	24.8
Other non-current assets	$466.1	$385.3
NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET
The following table summarizes our property, plant, and equipment, net of accumulated depreciation.

	Useful life (in years)	October 3, 2026	December 31, 2025
Machinery and equipment	2 - 10	$1,561.2	$1,433.9
Buildings and improvements	5 - 40	387.8	343.8
Furniture, fixtures and office equipment	3 - 7	95.9	86.2
Construction work in progress		88.8	80.1
Land and improvements		49.0	26.7
Other		3.4	2.6
Plant, property and equipment, gross		2,186.1	1,973.3
Less: Accumulated depreciation		(1,391.8)	(1,346.3)
Plant, property and equipment, net		$794.3	$627.0
The following table summarizes our depreciation expense.

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Depreciation expense	$29.7	$23.4	$86.4	$68.4
Government Assistance - Capital Grant
In 2023, a subsidiary in our MT segment entered into an incentive grant agreement with the Italian government related to the expansion of a production facility in Termoli, Italy and an upgrade of research and development capabilities in Barge, Italy. The total grant of €18.3 is expected to be received over a three-year period that began in 2025 and is primarily related to capital expenditures and, to a lesser extent, certain research and development activities. During the nine months ended October 3, 2026 and September 27, 2025, the Company received $4.9 and $7.9, respectively. The proceeds were recorded as a reduction of property,
ITT Inc. | Q3 2026 Form 10-Q | 16

plant and equipment and will be recognized as a reduction to depreciation expense over the life of the related assets.
NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table provides a rollforward of the carrying amount of goodwill by segment.

	Flow Technologies	Motion Technologies	Connect & Control Technologies	Total
Goodwill - December 31, 2025	$663.7	$281.5	$566.0	$1,511.2
Acquired(a)	2,319.9	—	2.1	2,322.0
Adjustments to purchase price allocations	84.3	—	—	84.3
Foreign exchange translation	(67.4)	(3.9)	(0.7)	(72.0)
Goodwill - October 3, 2026	$3,000.5	$277.6	$567.4	$3,845.5
(a)Goodwill acquired for our FT segment is primarily related to our acquisition of SPX FLOW, representing the preliminary calculation of excess purchase price over the net assets acquired. Refer to Note 20, Acquisitions, for further information.
Other Intangible Assets, Net
The following table summarizes our other intangible assets, net of accumulated amortization.

	October 3, 2026			December 31, 2025
As of the Period Ended	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer relationships	$2,348.0	$(195.9)	$2,152.1	$400.6	$(117.6)	$283.0
Developed technology	434.6	(47.1)	387.5	114.6	(32.3)	82.3
Patents and other	152.4	(109.6)	42.8	58.9	(54.9)	4.0
Finite-lived intangible total	2,935.0	(352.6)	2,582.4	574.1	(204.8)	369.3
Indefinite-lived intangibles	374.8	—	374.8	63.3	—	63.3
Other intangible assets	$3,309.8	$(352.6)	$2,957.2	$637.4	$(204.8)	$432.6
The preliminary fair values of intangible assets acquired in connection with the purchases of SPX FLOW and Aerospace Contacts consist of the following:

	SPX FLOW		Aerospace Contacts
	Useful life (in years)	Fair value	Useful life (in years)	Fair value
Customer relationships	18	$1,990.0	15	$7.5
Developed technology	18	330.0		—
Trade name	Indefinite	320.0	10	0.7
Backlog	1	95.0		—
Total intangible assets acquired		$2,735.0		$8.2
Customer relationships, developed technology, and other intangible assets are amortized over weighted average lives of approximately 17.7 years, 17.7 years and 1.7 years, respectively. Indefinite-lived intangibles primarily consist of brands and trademarks.
ITT Inc. | Q3 2026 Form 10-Q | 17

Estimated amortization expense for each of the remainder of 2026, the four succeeding years, and thereafter is as follows:

Remainder of 2026	$60.1
2027	166.4
2028	150.0
2029	149.6
2030	149.6
2031 and thereafter	1,906.7
NOTE 13
ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES
The following table summarizes our accrued liabilities and other non-current liabilities.

As of the Period Ended	October 3, 2026	December 31, 2025
Contract liabilities and other customer-related liabilities	$335.9	$220.8
Compensation and other employee-related benefits	256.7	178.3
Accrued income taxes and other tax-related liabilities	63.4	46.4
Accrued warranty costs	36.8	23.5
Operating lease liabilities	33.2	24.4
Accrued restructuring costs	15.9	3.7
Environmental liabilities and other legal matters	13.6	14.4
Other	81.3	60.5
Accrued and other current liabilities	$836.8	$572.0
Operating lease liabilities	$94.4	$60.0
Environmental liabilities	49.6	45.0
Other non-current tax-related liabilities	49.0	13.4
Compensation and other employee-related benefits	46.4	40.7
Other	58.9	51.1
Other non-current liabilities	$298.3	$210.2
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
The following table displays a rollforward of our supply chain financing obligations which are included within Accounts payable in our Consolidated Condensed Balance Sheets.

	October 3, 2026	September 27, 2025
Confirmed obligations outstanding at the beginning of the year	$11.7	$11.3
Invoices confirmed in the year	58.7	51.6
Payments applied towards invoices	(60.1)	(47.7)
Foreign currency translation	0.4	0.2
Confirmed obligations outstanding at the end of period	$10.7	$15.4
ITT Inc. | Q3 2026 Form 10-Q | 18

NOTE 14
LEASES
The following table displays our future lease obligations related to non-cancellable operating leases as of October 3, 2026.

Remainder of 2026	$9.0
2027	33.1
2028	26.1
2029	16.9
2030	11.8
Thereafter	49.5
Total undiscounted future operating lease obligations	146.4
Less: imputed interest	18.8
Present value of future operating lease obligations	$127.6
During the three months ended October 3, 2026, the Company recognized $23.1 of non-cash right-of-use assets and corresponding lease liabilities, primarily related to the renewal of a key manufacturing site lease in the Motion Technologies segment.
NOTE 15
DEBT
The following table summarizes our outstanding debt obligations.

As of the Period Ended	October 3, 2026	December 31, 2025
Commercial paper	$702.2	$258.0
Current maturities of long-term debt	2.6	2.8
Short-term loans	2.5	0.5
Total short-term borrowings	707.3	261.3
Non-current maturities of long-term debt	2,806.1	521.5
Total debt	$3,513.4	$782.8
Commercial Paper
The following table presents our outstanding commercial paper borrowings and associated weighted average interest rates as of October 3, 2026 and December 31, 2025.

As of the Period Ended	October 3, 2026	December 31, 2025
Commercial Paper Outstanding - U.S. Program	$304.8	$—
Commercial Paper Outstanding - Euro Program	397.4	258.0
Total Commercial Paper Outstanding	$702.2	$258.0
Weighted Average Interest Rate - U.S. Program	4.21%	N/A
Weighted Average Interest Rate - Euro Program	2.79%	2.42%
Outstanding commercial paper for both periods had maturity terms less than three months from the date of issuance.
2025 Revolving Credit Agreement
On July 30, 2025, we entered into a revolving credit facility agreement with a syndicate of third-party lenders including U.S. Bank National Association, as administrative agent (the 2025 Revolving Credit Agreement). Upon its effectiveness, the 2025 Revolving Credit Agreement replaced the revolving credit facility agreement that we entered into on August 5, 2021, with a syndicate of third-party lenders including Bank of
ITT Inc. | Q3 2026 Form 10-Q | 19

America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement was terminated on July 30, 2025 with no outstanding balances remaining. The 2025 Revolving Credit Agreement matures in July 2030 and provides for an aggregate principal amount of up to $1,100. The 2025 Revolving Credit Agreement provides for a potential increase of commitment of up to $550 for a possible maximum of $1,650 in aggregate commitments at the request of the Company and with the consent of the institutions providing such increase of commitments. As of October 3, 2026, there were no outstanding borrowings under the 2025 Revolving Credit Agreement.
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
As of October 3, 2026, all financial covenants (e.g., leverage ratio) associated with the 2025 Revolving Credit Agreement were within the prescribed thresholds.
Long-Term Debt
The following table provides the future maturities and associated interest rates related to the outstanding long-term debt as of October 3, 2026:

Description	Maturity Date	Interest Rate	Amount
2026 Delayed Draw Term Loan (DDTL)	2028-03-02	5.04%	$2,810.0
Other	(a)	(a)	3.4
Total maturities of long-term debt			2,813.4
Unamortized debt issuance costs			(4.7)
Total long-term debt, net of issuance costs			2,808.7
Less: Current maturities of long-term debt			2.6
Non-current maturities of long-term debt			$2,806.1
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
The loans drawn under the 2026 DDTL Credit Agreement (the DDTL Loans) will mature in March 2028, which is two years from the date of the first borrowing of the DDTL Loans. During the third quarter of 2026, the
ITT Inc. | Q3 2026 Form 10-Q | 20

Company made loan repayments of $65.0 under the DDTL Loans. As of October 3, 2026, total outstanding borrowings under the DDTL Loans were $2,810.0.
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
The 2025 Term Loan Credit Agreement had a maturity of two years and provided for a term loan of $750. Proceeds of the term loan were applied to pay down the Company’s U.S. commercial paper capacity and for other general corporate purposes, including working capital needs. During the nine months ended October 3, 2026, the Company made repayments of $520.0, representing the remaining outstanding balance under the 2025 Term Loan Credit Agreement, thereby terminating the agreement.
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
ITT Inc. | Q3 2026 Form 10-Q | 21

NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION
Our long-term incentive plan (LTIP) costs are primarily recorded within general and administrative expenses in our Consolidated Condensed Statements of Operations. The following table summarizes our LTIP costs.

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Equity-based awards	$13.3	$10.4	$33.4	$27.4
Liability-based awards	0.8	0.7	4.1	2.2
Total share-based compensation expense	$14.1	$11.1	$37.5	$29.6
As of October 3, 2026, there was $63.5 of total unrecognized compensation cost related to non-vested equity awards. This cost is expected to be recognized ratably over a weighted-average period of 1.8 years. Additionally, unrecognized compensation cost related to liability-based awards was $6.6, which is expected to be recognized ratably over a weighted-average period of 1.8 years.
Year-to-Date 2026 LTIP Activity (Equity-based Awards)
The majority of our LTIP awards are granted during the first quarter of each year and have three-year service periods. The majority of these awards either vest equally each year or at the completion of the three-year service period. During the nine months ended October 3, 2026, we granted the following LTIP awards as provided in the table below:

	# of Awards Granted	Weighted Average Grant Date Fair Value Per Share
Restricted stock units (RSUs)(a)	0.2	$194.92
Performance stock units (PSUs)	0.1	$215.84
(a)Includes the CEO Retention Plan grant awarded on March 4, 2026 with a grant date fair value of $7.0.
During the nine months ended October 3, 2026 and September 27, 2025, a nominal amount of non-qualified stock options were exercised resulting in proceeds of $0.1 and $0.9, respectively. During the nine months ended October 3, 2026 and September 27, 2025, RSUs of 0.1 and 0.1, respectively, vested and were issued. During the nine months ended October 3, 2026 and September 27, 2025, PSUs of 0.1 and 0.1 that vested on December 31, 2025 and 2024, respectively, were issued.
NOTE 17
CAPITAL STOCK
On March 2, 2026, the Company issued 3.84 shares of ITT common stock, representing $777.2 of the consideration for the SPX FLOW acquisition. The shares were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act.
On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan). The following table summarizes our share repurchase activity during the three and nine months ended October 3, 2026 and September 27, 2025, respectively.

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Shares repurchased and retired	0.2	—	0.7	3.7
Cost of share repurchases	$50.5	—	$151.0	$504.9
There was $305 of remaining capacity left under the 2023 Plan as of October 3, 2026.
Separate from the open-market share repurchase program, the Company withholds shares of common stock in settlement of employee tax withholding obligations due upon the vesting of equity-based compensation awards.
ITT Inc. | Q3 2026 Form 10-Q | 22

The following table summarizes Company share withholdings related to net shares settlement of stock incentive plans.

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Shares withheld for taxes related to net share settlement of stock incentive plans	—	—	0.1	0.1
Payments for taxes related to net share settlement of stock incentive plans	$0.5	$0.3	$20.7	$13.7

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
The following table provides a rollforward of our estimated environmental liability.

For the Nine Months Ended	October 3, 2026	September 27, 2025
Environmental liability - beginning balance	$56.1	$54.9
Change in estimates for pre-existing accruals	7.7	3.5
Acquired	2.5	—
Payments	(5.3)	(3.8)
Foreign currency and other	0.1	0.4
Environmental liability - ending balance	$61.1	$55.0
Environmental-related assets, including estimated recoveries from insurance providers and other third parties, were $15.3 and $10.3 as of October 3, 2026 and December 31, 2025, respectively.
ITT Inc. | Q3 2026 Form 10-Q | 23

The following table illustrates the reasonably possible high range of estimated liability and number of active sites.

As of the Period Ended	October 3, 2026	December 31, 2025
High-end estimate of environmental liability	$105.9	$97.3
Number of open environmental sites	27	26
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
Foreign Currency Derivative Contracts
The Company enters into foreign currency forward or option contracts to mitigate foreign currency risk associated with transacting with international customers, suppliers, and subsidiaries. The notional amounts and fair values of our outstanding foreign currency derivative contracts, which are recorded within Other current assets in our Consolidated Condensed Balance Sheets, were as follows:

As of the Period Ended	October 3, 2026	December 31, 2025
Notional amount (U.S. dollar equivalent)	$362.4	$201.5
Fair value of foreign currency derivative contracts(a)	$1.1	$0.5
(a)    Our foreign currency derivative contracts are classified within Level 2 of the fair value hierarchy because these contracts are not actively traded and the valuation inputs are based on market observable data of similar instruments.
Gains or losses arising from changes in fair value of our foreign currency derivative contracts are recorded within General and administrative expenses in our Consolidated Statements of Operations. The cash flow impact upon settlement of our foreign currency derivative contracts is included in operating activities in our Consolidated Statements of Cash Flows. The financial statement impacts from foreign currency derivative contracts were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Gain/(loss) on foreign currency derivative contracts(a)	$2.5	$(0.9)	$2.7	$(1.3)
Cash (outflow) inflow from foreign currency derivative contracts	$3.5	$3.2	$0.4	$4.7
(a)    None of our derivative contracts were designated as hedging instruments under ASC 815 - Derivatives & Hedging.
NOTE 20
ACQUISITIONS
Acquisition of SPX FLOW
On March 2, 2026, we completed the acquisition of 100% of SPX FLOW pursuant to the Membership Interest Purchase Agreement, dated December 4, 2025, with LSF11 Redwood Parent, L.P. (the Purchase Agreement). SPX FLOW is a provider of highly engineered equipment and process technologies serving industrial, chemical, energy, nutrition and health and personal care markets. Its portfolio includes brands and equipment designed to improve process efficiency, product quality and operational performance for customers
ITT Inc. | Q3 2026 Form 10-Q | 24

worldwide. SPX FLOW’s approximately 4,000 employees bring engineering expertise and customer intimacy that we believe will support long‑standing relationships and help drive recurring aftermarket value across a large installed base. SPX FLOW, which generated revenue of $1,340 during 2025, is reported within our FT segment.
The total acquisition consideration of $4,306.5, net of cash acquired, was funded through a combination of cash and equity. The final consideration reflects the completion of the customary working capital adjustment. The following table summarizes the preliminary purchase consideration transferred in connection with the acquisition:

Cash, net of cash acquired	$3,529.3
ITT equity value of shares issued(a)	777.2
Total purchase consideration	$4,306.5
(a)Fair value of shares issued is based on 3.84 shares issued at a price of $202.41 per share.
The primary areas of the purchase price allocations that are not yet finalized relate to the valuation of certain assets and liabilities, income tax, and residual goodwill, which represents the excess of the purchase price over the fair value of the net tangible and other intangible assets acquired. The Company expects to obtain the information necessary to finalize fair value of the net assets and liabilities during the measurement period, not to exceed one year from the acquisition date. Changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period they occur.
The assets acquired and liabilities assumed for the SPX FLOW acquisition were recorded at fair value and are shown in the table below.

Allocation of Purchase Price	Preliminary 4/4/2026	YTD 2026 Adjustment	Preliminary 10/3/2026
Receivables	$210.6	$—	$210.6
Inventory	264.3	(5.0)	259.3
Plant, property and equipment	186.3	(1.2)	185.1
Goodwill(a)	2,313.3	84.3	2,397.6
Other intangible assets	2,835.0	(100.0)	2,735.0
Other assets	134.3	(0.3)	134.0
Accounts payable and accrued liabilities	(280.8)	(2.0)	(282.8)
Contract liabilities	(96.2)	—	(96.2)
Deferred tax liabilities	(616.6)	19.3	(597.3)
Long-term debt	(531.3)	—	(531.3)
Other liabilities	(109.0)	1.5	(107.5)
Net assets acquired	$4,309.9	$(3.4)	$4,306.5
(a)    Goodwill acquired with SPX FLOW is primarily attributable to the complementary nature of SPX FLOW’s product portfolio to ITT’s existing industrial flow equipment and services portfolio and ITT’s expansion into the health and nutrition sector. Goodwill is not expected to be deductible for income tax purposes.
ITT Inc. | Q3 2026 Form 10-Q | 25

Since the acquisition date, SPX FLOW has contributed revenues of $354.4 and $862.7 to the Company's Consolidated Statements of Operations for the three and nine months ended October 3, 2026, respectively. The results from SPX FLOW included $16.3 and ($24.7) in income (loss) from continuing operations before income taxes for the three and nine months ended October 3, 2026, respectively. Transaction expenses of $49.2 were recognized within general and administrative expenses during the nine months ended October 3, 2026. No transaction-related expenses were recognized during the three months ended October 3, 2026.
Pro Forma Financial Information
The following table summarizes the condensed combined results of operations of the Company for the three and nine months ended on October 3, 2026 and September 27, 2025, assuming the SPX FLOW acquisition had occurred on January 1, 2025.

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenue	$1,440.6	$1,335.2	$4,311.3	$3,856.6
Net Income attributable to the combined entities	$123.6	$114.4	$281.4	$203.3
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
The unaudited pro-forma consolidated information for the three and nine months ended September 27, 2025, include backlog amortization of $23.8 and $71.3, respectively. The nine-month period includes an inventory fair value step-up adjustment of $57.3 and nonrecurring transaction costs of $49.2.
Acquisition of Aerospace Contacts
On July 6, 2026, we completed the acquisition of privately held Aerospace Contacts LLC for a purchase price of $31.6, net of cash acquired. Aerospace Contacts is a manufacturer of precision contacts, housings and shells used in harsh-environment aerospace and defense connector applications. The company generated approximately $24.0 of revenue in 2025 and operates a manufacturing facility in Gilbert, Arizona with approximately 140 employees. As a long-standing supplier of ITT Cannon, this acquisition is expected to strengthen our supply chain resilience and support continued growth in this strategic market. Subsequent to the acquisition, Aerospace Contacts LLC's financial results are reported within our CCT segment.
Pro forma results of operations and the allocation of the preliminary purchase price to assets acquired and liabilities assumed have not been presented because the acquisition is not deemed significant as of the acquisition date.

ITT Inc. | Q3 2026 Form 10-Q | 26

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
All comparisons included within Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the comparable three and nine months ended September 27, 2025, unless stated otherwise.
Effective January 1, 2026, the Company is presenting intangible amortization expense as a separate line item within the consolidated statements of operations to enhance transparency and comparability. For additional information on the change in presentation, refer to Note 1, Description of Business and Basis of Presentation. Management’s discussion and analysis of the financial condition and results of operations have been adjusted to reflect the change in presentation.
Global Macroeconomic Conditions
Global macroeconomic conditions continued to evolve during the third quarter of 2026 amid geopolitical conflict, sustained energy market volatility, shifting trade policies, and changing monetary policy conditions. While customer demand remained generally resilient across many of our end markets, particularly in defense and aftermarket applications, activity levels varied by geography and market sector. We continue to focus on operational execution, productivity initiatives, and disciplined capital allocation while leveraging our diversified portfolio and global operating footprint to navigate changing market conditions.
Geopolitical and Energy Market Risk: Geopolitical developments, including ongoing conflict and instability in the Middle East, continued to affect global energy markets, trade flows, transportation networks, and customer sentiment during the third quarter of 2026. The Company remains exposed to fluctuations in energy prices, transportation costs, and global economic activity; however, our diversified end-market exposure, global manufacturing footprint, and significant aftermarket presence help mitigate the impact of localized disruptions. In addition, portions of our CCT platform may benefit from sustained investments in defense, security, and critical infrastructure programs. Overall, our continued portfolio evolution and diversified end‑market exposure are intended to enhance durability and adaptability across macroeconomic and geopolitical cycles.
ITT Inc. | Q3 2026 Form 10-Q | 27

Tariffs and Trade Policies: Trade policy uncertainty remained elevated during the third quarter of 2026 as governments continued to pursue tariff programs. Changes to U.S. tariff frameworks and ongoing Section 301-related proceedings may affect customer demand, sourcing decisions, and input costs across portions of our businesses. We continue to pursue opportunities to recover tariffs previously paid where authorized programs and administrative processes permit recovery and remain focused on mitigating the impact of future trade actions through pricing, sourcing, and supply chain initiatives. However, the timing and ultimate amount of any potential recoveries, as well as the impact of future trade policy developments, remain uncertain.
Workforce Availability and Cost: Labor markets remained generally stable during the third quarter of 2026, although competition for skilled manufacturing, engineering, and technical talent remains elevated in certain regions. Wage inflation has moderated relative to recent years but remains above historical levels in select markets. We continue to invest in talent development, workforce planning, automation, and productivity initiatives, which support operational performance, customer service, and long-term growth.
Technology Transformation: Advancements in automation, data analytics, artificial intelligence, and digital manufacturing platforms continue to influence industrial markets and customer investment priorities. We are leveraging digital technologies to improve operational efficiency, enhance product performance, and expand value-added solutions across our businesses. At the same time, increasing digitalization and connectivity heighten cybersecurity and data protection risks, require ongoing investment in security, infrastructure, and governance.
Supply Chain and Cost Inflation: Supply chain conditions remained relatively stable during the third quarter of 2026; however, periodic volatility in freight markets, energy costs, transportation networks, and certain commodity categories continued to affect portions of our global operations. In addition, higher interest rates and broader financial market uncertainty may affect customer investment decisions, working capital requirements, and overall economic activity. We continue to utilize dual-sourcing strategies, long-term supplier agreements, localized sourcing initiatives, inventory management practices, and productivity programs to mitigate supply chain and cost pressures and support operational performance.
Sustainability and Energy Transition: Long-term trends related to energy security, infrastructure modernization, industrial efficiency, and environmental sustainability continue to influence customer investment decisions across our end markets. These trends are creating opportunities for the Company’s technologies and solutions supporting energy-efficient operations, critical industrial processes, liquefied natural gas infrastructure, cryogenic applications, electrification, and other energy-related investments. We continue to invest in product development and innovation to address evolving customer requirements and support long-term profitable growth.
ITT Inc. | Q3 2026 Form 10-Q | 28

EXECUTIVE SUMMARY
The following table provides a summary of key performance indicators for the third quarter of 2026 compared to the third quarter of 2025.

Revenue	Operating Income	Operating Margin	EPS
$1,441	$227	15.7%	$1.38
44% Increase	26% Increase	-230 bps Decrease	-15% Decrease
Organic Revenue*	Adjusted Operating Income*	Adjusted Operating Margin*	Adjusted EPS*
$1,075	$303	21.0%	$2.26
8% Increase	55% Increase	140 bps Increase	20% Increase
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
Our third quarter 2026 results are summarized below:
•Revenue of $1,440.6 increased by $441.5, including $365.0 from acquisition contributions. Organic revenue increased by $75.8, or 7.6%, reflecting growth at each segment, led by CCT from connectors strength within the commercial aerospace and defense markets and at FT from continued growth in pump projects and valves.
•Operating income of $226.8 increased by $47.0, or 26.1%, primarily due to benefits from volume growth, pricing actions, and net savings from supply chain and productivity initiatives, partially offset by increased intangible amortization expense of $50.1. Adjusted operating income increased by $107.3, or 54.8%, driven by robust growth and operational performance across the legacy portfolio, as well as benefits from SPX FLOW results and synergy realization.
•Income from continuing operations was $1.38 per diluted share, a decrease of $0.24 compared to the prior year, primarily due to increased intangible amortization and interest expenses. Adjusted income from continuing operations was $2.26 per diluted share, an increase of $0.37, or 19.6% primarily driven by adjusted operating income growth, partially offset by increased interest expense and a higher effective tax rate and weighted-average share count resulting from the acquisition of SPX FLOW.
ITT Inc. | Q3 2026 Form 10-Q | 29

DISCUSSION OF FINANCIAL RESULTS

	Three Months Ended			Nine Months Ended
	October 3, 2026	September 27, 2025	Change	October 3, 2026	September 27, 2025	Change
Revenue	$1,440.6	$999.1	44.2%	$4,125.6	$2,884.5	43.0%
Gross profit	550.4	358.7	53.4%	1,489.3	1,032.6	44.2%
Operating expenses	323.6	178.9	80.9%	940.9	526.8	78.6%
Operating income	226.8	179.8	26.1%	548.4	505.8	8.4%
Interest and non-operating expenses, net	40.5	7.3	454.8%	98.1	24.8	295.6%
Income tax expense	61.8	44.3	39.5%	159.9	122.0	31.1%
Net income attributable to ITT Inc.	$123.6	$126.9	(2.6)%	$286.4	$356.3	(19.6)%

Gross margin	38.2%	35.9%	230	bps	36.1%	35.8%	30	bps
Operating expense to revenue ratio	22.5%	17.9%	460	bps	22.8%	18.3%	450	bps
Operating margin	15.7%	18.0%	(230)	bps	13.3%	17.5%	(420)	bps
Effective tax rate	33.2%	25.7%	750	bps	35.5%	25.4%	1,010	bps

REVENUE
The following table illustrates the revenue derived from each of our segments.

For the Three Months Ended	October 3, 2026	September 27, 2025	Change	Organic Growth(a)
Flow Technologies	$764.3	383.9	99.1%	6.0%
Motion Technologies	363.7	$355.6	2.3%	1.8%
Connect & Control Technologies	313.9	259.2	21.1%	18.6%
Eliminations and Other	(1.3)	0.4
Total Revenue	$1,440.6	$999.1	44.2%	7.6%

For the Nine Months Ended	October 3, 2026	September 27, 2025	Change	Organic Growth(a)
Flow Technologies	2,094.3	1,073.1	95.2%	12.8%
Motion Technologies	$1,146.8	$1,067.4	7.4%	2.9%
Connect & Control Technologies	888.1	745.8	19.1%	17.8%
Eliminations and Other	(3.6)	(1.8)
Total Revenue	$4,125.6	$2,884.5	43.0%	10.4%
(a)See the section titled “Key Performance Indicators and Non-GAAP Measures” for a definition and reconciliation of organic revenue.
Flow Technologies
FT revenue for the three and nine months ended October 3, 2026 increased by $380.4 and $1,021.2, respectively, primarily due to acquisition contributions of $357.3 and $868.3, respectively. Organic revenue for the three and nine month periods increased by $23.0, or 6.0%, and $137.4, or 12.8%, respectively, primarily reflecting continued growth in pump projects, including strength in the marine and energy markets, and in valves driven by strength in the biopharmaceutical market.
Motion Technologies
MT revenue for the three and nine months ended October 3, 2026 increased $8.1 and $79.4, respectively, including favorable foreign currency translation of $1.7 and $48.8, respectively. Organic revenue increased by $6.4, or 1.8%, and $30.6, or 2.9%, for the three and nine month periods, respectively, primarily due to growth in
ITT Inc. | Q3 2026 Form 10-Q | 30

both Friction OEM and aftermarket reflecting strength within the European region, and from strength in KONI defense market applications.
Connect & Control Technologies
CCT revenue for the three and nine months ended October 3, 2026 increased $54.7 and $142.3, respectively, reflecting benefits of pricing actions and higher demand across the industrial connectors, aerospace and defense markets. Organic revenue grew 18.6% and 17.8% for the three and nine-month periods, respectively.
GROSS PROFIT
Gross profit for the three and nine months ended October 3, 2026 increased 53.4% to $550.4 and 44.2% to $1,489.3, respectively. The increase in gross profit for both periods was primarily driven by the acquisition of SPX FLOW, volume leverage, benefits from pricing actions, and net savings from productivity and sourcing initiatives, partially offset by unfavorable sales mix. In addition, the nine-month period was impacted by an unfavorable foreign currency translation of $17.9.
OPERATING EXPENSES
The following table summarizes our operating expenses, including by segment.

	Three Months Ended			Nine Months Ended
	October 3, 2026	September 27, 2025	Change	October 3, 2026	September 27, 2025	Change
General and administrative expenses	$139.0	$89.6	55.1%	$436.9	$260.2	67.9%
Sales and marketing expenses	88.4	51.8	70.7%	249.5	150.9	65.3%
Research and development expenses	35.0	26.4	32.6%	104.0	79.0	31.6%
Intangible amortization expenses	61.2	11.1	451.4%	150.5	36.7	310.1%
Total operating expenses	$323.6	$178.9	80.9%	$940.9	$526.8	78.6%
Total operating expenses by segment:
Flow Technologies	$214.9	$70.6	204.4%	$551.8	$210.1	162.6%
Motion Technologies	36.4	40.3	(9.7)%	112.9	119.4	(5.4)%
Connect & Control Technologies	55.1	49.8	10.6%	159.8	145.5	9.8%
Corporate and Other	17.2	18.2	(5.5)%	116.4	51.8	124.7%
General and administrative (G&A) expenses increased $49.4, or 55.1%, and $176.7, or 67.9%, respectively, for the three and nine months ended October 3, 2026, primarily driven by SPX FLOW G&A costs, and higher personnel-related costs. The increase for the nine-month period includes $49.2 of transaction-related costs associated with the SPX FLOW acquisition.
Sales and marketing expenses increased by $36.6, or 70.7%, and $98.6, or 65.3%, respectively, for the three and nine months ended October 3, 2026. The increase was primarily driven by the acquisition of SPX FLOW and higher personnel costs and commission expenses.
Research and development (R&D) expenses increased $8.6, or 32.6%, and $25.0, or 31.6%, respectively, for the three and nine months ended October 3, 2026. The increase was primarily due to the acquisition of SPX FLOW and the timing of R&D project activity and reimbursements.
Intangible amortization expenses increased $50.1, or 451.4%, and $113.8, or 310.1%, for the three and nine months ended October 3, 2026, respectively, due to the amortization of intangible assets acquired in connection with the acquisition of SPX FLOW and Aerospace Contacts.
ITT Inc. | Q3 2026 Form 10-Q | 31

OPERATING INCOME
The following table summarizes our operating income and margin by segment.

	Three Months Ended			Nine Months Ended
	October 3, 2026	September 27, 2025	Change	October 3, 2026	September 27, 2025	Change
Flow Technologies	$104.7	$82.1	27.5%	249.7	222.2	12.4%
Motion Technologies	75.0	69.8	7.4%	$240.5	$208.6	15.3%
Connect & Control Technologies	64.3	46.2	39.2%	174.4	127.1	37.2%
Corporate and Other	(17.2)	(18.3)	(6.0)%	(116.2)	(52.1)	123.0%
Total operating income	$226.8	$179.8	26.1%	$548.4	$505.8	8.4%

Operating margin:
Flow Technologies	13.7%	21.4%	(770)	bps	11.9%	20.7%	(880)	bps
Motion Technologies	20.6%	19.6%	100	bps	21.0%	19.5%	150	bps
Connect & Control Technologies	20.5%	17.8%	270	bps	19.6%	17.0%	260	bps
Consolidated operating margin	15.7%	18.0%	(230)	bps	13.3%	17.5%	(420)	bps
FT operating income for the three and nine months ended October 3, 2026 increased $22.6, or 27.5%, and $27.5, or 12.4%, respectively, as a result of higher sales volume, benefits from pricing actions, supply chain and productivity initiatives, and SPX FLOW performance, partially offset by higher restructuring costs.
MT operating income increased $5.2, or 7.4%, and $31.9, or 15.3%,for the three and nine months ended October 3, 2026, primarily due to higher sales volume, net savings from supply chain and productivity initiatives, and a favorable impact from foreign currency fluctuations, partially offset by competitive pricing dynamics.
CCT operating income for the three and nine months ended October 3, 2026 increased $18.1, or 39.2%, and $47.3, or 37.2%, respectively, primarily driven by benefits from higher sales volume, pricing actions, and net savings from supply chain and productivity initiatives.
Other corporate costs decreased $1.1 and increased $64.1 for the three and nine months ended October 3, 2026, respectively. The decrease during the three-month period was due the timing of incentive compensation accruals, partially offset by higher restructuring and recruiting expenses. The increase during the nine-month period was primarily driven by transaction-related costs incurred in connection with the closing of the SPX FLOW acquisition.
INTEREST AND NON-OPERATING EXPENSES, NET
The following table summarizes our interest and non-operating income and expenses.

	Three Months Ended			Nine Months Ended
	October 3, 2026	September 27, 2025	Change	October 3, 2026	September 27, 2025	Change
Interest expense	$45.0	$11.7	284.6%	$119.4	$33.6	255.4%
Interest income	(3.3)	(1.5)	120.0%	(17.5)	(5.6)	212.5%
Other non-operating (income) expense, net	(1.2)	(2.9)	(58.6)%	(3.8)	(3.2)	18.8%
Total interest and non-operating expenses, net	$40.5	$7.3	454.8%	$98.1	$24.8	295.6%
Interest expense for the three and nine months ended October 3, 2026 increased by $33.3, or 284.6%, and $85.8, or 255.4%, respectively, due to higher outstanding long-term debt and commercial paper balances during 2026, primarily stemming from the financing of the SPX FLOW acquisition.
Interest income for the three and nine months ended October 3, 2026 increased by $1.8, or 120.0%, and $11.9, or 212.5%, respectively, due to growth from SPX FLOW and a benefit from higher average cash on deposit balance during the first quarter of 2026 subsequent to the $1.3 billion equity issuance in December 2025 and until the closing of the SPX FLOW acquisition.
ITT Inc. | Q3 2026 Form 10-Q | 32

Other non-operating income, net for the three and nine months ended October 3, 2026 decreased by $1.7 and increased $0.6, respectively. The decrease for the three-month period was due to a prior year gain on sale of an equity method investment. Additionally, the nine-month period increase resulted from a gain on the early extinguishment of debt.
INCOME TAX EXPENSE
The following table summarizes our income tax expense and effective tax rate (ETR).

	Three Months Ended				Nine Months Ended
	October 3, 2026	September 27, 2025	Change		October 3, 2026	September 27, 2025	Change
Income tax expense	$61.8	$44.3	39.5%		$159.9	$122.0	31.1%
Effective tax rate	33.2%	25.7%	750	bps	35.5%	25.4%	1,010	bps
The ETR for the three and nine months ended October 3, 2026 increased to 33.2% and 35.5%, respectively, primarily due to the recognition of additional tax expense related to undistributed foreign earnings and withholding taxes on distributions of foreign earnings. The SPX FLOW acquisition also affected the geographic mix of earnings, which further contributed to the higher ETR for both periods, which was partially offset by related foreign tax credit benefits. The increase in the ETR for the nine-month period was further impacted by amended tax filings in Luxembourg, as well as transaction-related costs incurred in connection with the SPX FLOW acquisition.
In October 2021, more than 135 countries and jurisdictions agreed to participate in a “two-pillar” international tax approach developed by the OECD, which includes establishing a global minimum corporate tax rate of 15 percent. The OECD published Tax Challenges Arising from the Digitalisation of the Economy — Global Anti-Base Erosion Model Rules (Pillar Two) in December 2021 and subsequently issued additional commentary and administrative guidance clarifying several aspects of the model rules. Since the model rules have been released, many countries have enacted Pillar Two-related laws, many of which became effective January 1, 2024 with additional laws effective January 1, 2025. As of October 3, 2026, the Company does not expect Pillar Two taxes to have a significant impact on its 2026 financial statements.
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
ITT Inc. | Q3 2026 Form 10-Q | 33

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
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We support our growth and expansion in markets outside of the U.S. through the enhancement of existing products and development of new products, increased capital spending, and potential foreign acquisitions. We look for opportunities to access cash balances in excess of local operating requirements to meet our global liquidity needs in a cost-efficient manner. We transfer cash between certain international subsidiaries and the U.S. when it is cost effective to do so. During the nine months ended October 3, 2026, we had net cash distributions from foreign countries to the U.S. of $524.1. During the year ended December 31, 2025, we had net cash distributions from foreign countries to the U.S. of $577.5. The timing and amount of any additional future distributions will be evaluated based on our jurisdictional cash needs.
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors and will be based on, and affected by, several factors, including our financial position and results of operations, available cash, expected capital spending plans, prevailing business conditions, and other factors the Board of Directors deems relevant. Therefore, we cannot provide any assurance as to what level of dividends, if any, will be paid in the future. In the third quarter of 2026, we declared a dividend of $0.386 per share for shareholders of record on September 8, 2026, which was a 10% increase from the quarterly dividends of $0.351 that were declared in 2025. Dividend payments during the nine months ended October 3, 2026 amounted to $104.1.
From time to time, the Company may repurchase shares of its stock on the open market. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including remaining authorization under existing Board-approved share repurchase program, the Company’s stock price, restrictions under the Company’s debt obligations, other uses for capital, the dilutive impact of shares issued during the period related to the Company’s long-term incentive plans, impacts on the value of remaining shares, and market and economic conditions. The Company repurchased approximately $150.0 and $500.1 under our share repurchase program during the nine months ended October 3, 2026 and September 27, 2025, respectively. All repurchased shares were retired immediately following the repurchases. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.
Commercial Paper
When available and economically feasible, we have accessed the commercial paper market through programs in place in the U.S. and Europe to supplement cash flows generated internally and to provide additional short-term funding.
The following table presents our outstanding commercial paper borrowings.

	October 3, 2026	December 31, 2025
Commercial Paper Outstanding - U.S. Program	$304.8	$—
Commercial Paper Outstanding - Euro Program	397.4	258.0
Total Commercial Paper Outstanding	$702.2	$258.0
During the nine months ended October 3, 2026, we borrowed under U.S. and Euro commercial paper programs for general corporate purposes and lower interest rates. See Note 15, Debt, to the Consolidated Condensed Financial Statements for further information.
ITT Inc. | Q3 2026 Form 10-Q | 34

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
The loans drawn under the 2026 DDTL Credit Agreement (the DDTL Loans) will mature two years from the date of the first borrowing of the DDTL Loans. During the third quarter of 2026, the Company made loan repayments of $65.0 under the DDTL Loans. As a result, total outstanding borrowings under the DDTL Loans were $2,810.0, as of October 3, 2026.
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
The 2026 DDTL Credit Agreement contains customary affirmative and negative covenants. See Note 15, Debt, to the Consolidated Condensed Financial Statements for further information.
2025 Revolving Credit Agreement
On July 30, 2025, we entered into a revolving credit facility agreement with a syndicate of third-party lenders including U.S. Bank National Association, as administrative agent (the 2025 Revolving Credit Agreement). Upon its effectiveness, the 2025 Revolving Credit Agreement replaced the revolving credit facility agreement that we entered into on August 5, 2021, with a syndicate of third-party lenders including Bank of America, N.A., as administrative agent (the 2021 Revolving Credit Agreement). The 2021 Revolving Credit Agreement was terminated on July 30, 2025 with no outstanding balances remaining. The 2025 Revolving Credit Agreement matures in July 2030 and provides for an aggregate principal amount of up to $1,100. The 2025 Revolving Credit Agreement provides for a potential increase of commitment of up to $550 for a possible maximum of $1,650 in aggregate commitments at the request of the Company and with the consent of the institutions providing such increase of commitments. As of October 3, 2026, there were no outstanding borrowings under the 2025 Revolving Credit Agreement.
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
2025 Term Loan Credit Agreement
On April 30, 2025, the Company entered into a credit agreement (as amended, the 2025 Term Loan Credit Agreement) among the Company, as borrower, certain of our subsidiaries, as guarantors, each lender from time to time party thereto, and U.S. Bank National Association, as the administrative agent. The 2025 Term Loan Credit Agreement had a maturity of two years and provided for a term loan of $750. Proceeds of the term loan were applied to pay down the Company’s U.S. commercial paper capacity and for other general corporate purposes, including working capital needs. In connection with the entry into the 2025 Revolving Credit Agreement, on July 30, 2025, the Company and lenders entered into an amendment to the 2025 Term Loan
ITT Inc. | Q3 2026 Form 10-Q | 35

Credit Agreement to modify certain covenant baskets and other terms (including amendments to the leverage ratio definition) to conform to the 2025 Revolving Credit Agreement. During the nine months ended October 3, 2026, we made principal payments of $520.0 representing the remaining outstanding balance under the 2025 Term Loan Credit Agreement, thereby terminating the agreement. See Note 15, Debt, to the Consolidated Condensed Financial Statements for further information.
Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash provided by or used in operating, investing, and financing activities from continuing operations.

For the Nine Months Ended	October 3, 2026	September 27, 2025
Operating activities	$543.6	$441.0
Investing activities	(3,646.5)	(71.9)
Financing activities	1,923.1	(316.2)
Foreign exchange	(4.0)	24.9
Total net cash from continuing operations	$(1,183.8)	$77.8
Operating Activities
The increase in net cash from operating activities of $102.6 was primarily due to an increase in cash generated from segment operations, including benefits from SPX FLOW, partially offset by higher acquisition-related transaction and interest payments, and an increase in income tax payments.
Investing Activities
The increase in net cash used in investing activities of $3,574.6 was primarily driven by payments to acquire SPX FLOW and Aerospace Contacts, and a $6.3 increase in net capital expenditures.
Financing Activities
The increase in net cash provided by financing activities of $2,239.3 was primarily driven by an increase in long-term debt and commercial borrowings of $2,629.4, primarily due to the funding of the SPX FLOW acquisition, partially offset by net long-term debt repayments of $711.8. In addition, share repurchase activity decreased by $345.9 and dividend payments increased by $20.6.
ITT Inc. | Q3 2026 Form 10-Q | 36

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
Reconciliations of revenue to organic revenue for the three and nine months ended October 3, 2026 are provided below.

Three Months Ended October 3, 2026	Flow Technologies	Motion Technologies	Connect & Control Technologies	Eliminations	Total ITT
2026 Revenue	$764.3	$363.7	$313.9	$(1.3)	$1,440.6
Less: Acquisitions	357.3	—	7.7	—	365.0
Less: Foreign currency translation	0.1	1.7	(1.1)	—	0.7
2026 Organic revenue	$406.9	$362.0	$307.3	$(1.3)	$1,074.9
2025 Revenue	$383.9	$355.6	$259.2	$0.4	$999.1
Organic growth	$23.0	$6.4	$48.1		$75.8
Percentage change	6.0%	1.8%	18.6%		7.6%

Nine Months Ended October 3, 2026
2026 Revenue	$2,094.3	$1,146.8	$888.1	$(3.6)	$4,125.6
Less: Acquisitions	868.3	—	7.7	—	876.0
Less: Foreign currency translation	15.5	48.8	1.8	—	66.1
2026 Organic revenue	$1,210.5	$1,098.0	$878.6	$(3.6)	$3,183.5
2025 Revenue	$1,073.1	$1,067.4	$745.8	$(1.8)	$2,884.5
Organic growth	$137.4	$30.6	$132.8		$299.0
Percentage change	12.8%	2.9%	17.8%		10.4%
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
ITT Inc. | Q3 2026 Form 10-Q | 37

users of our financial statements in evaluating ongoing operating profitability, as well as in evaluating operating performance in relation to our competitors.
Reconciliations of operating income to adjusted operating income (loss) for the three and nine months ended October 3, 2026 and September 27, 2025 are provided below.

Three Months Ended October 3, 2026	Flow Technologies	Motion Technologies	Connect & Control Technologies	Corporate and Other	Total ITT
Operating income	$104.7	$75.0	$64.3	$(17.2)	$226.8
Intangible amortization	57.8	0.2	3.2	—	61.2
Restructuring costs	8.5	1.4	—	0.9	10.8
Acquisition-related costs	0.7	—	1.6	2.2	4.5
Other special items	(0.1)	(0.2)	—	0.1	(0.2)
Adjusted operating income	$171.6	$76.4	$69.1	$(14.0)	$303.1
Operating margin	13.7%	20.6%	20.5%		15.7%
Adjusted operating margin	22.4%	21.0%	22.0%		21.0%

Nine Months Ended October 3, 2026
Operating income	$249.7	$240.5	$174.4	$(116.2)	$548.4
Intangible amortization expense	140.2	0.7	9.6	—	150.5
Acquisition-related costs(a)	61.3	—	1.7	60.3	123.3
Restructuring costs	17.2	2.8	1.4	2.5	23.9
Other special items	0.4	(2.7)	—	0.1	(2.2)
Adjusted operating income	$468.8	$241.3	$187.1	$(53.3)	$843.9
Operating margin	11.9%	21.0%	19.6%		13.3%
Adjusted operating margin	22.4%	21.0%	21.1%		20.5%
(a)Acquisition-related costs include inventory fair value step-up amortization expense of $57.3 for the nine months ended October 3, 2026, respectively.

Three Months Ended September 27, 2025	Flow Technologies	Motion Technologies	Connect & Control Technologies	Corporate and Other	Total ITT
Operating income	$82.1	$69.8	$46.2	$(18.3)	$179.8
Intangible amortization	3.8	0.2	7.0	0.1	11.1
Restructuring costs	0.9	1.9	1.0	—	3.8
Acquisition-related costs	0.3	—	0.3	—	0.6
Other special items	0.4	0.2	—	(0.1)	0.5
Adjusted operating income	$87.5	$72.1	$54.5	$(18.3)	$195.8
Operating margin	21.4%	19.6%	17.8%		18.0%
Adjusted operating margin	22.8%	20.3%	21.0%		19.6%

Nine Months Ended September 27, 2025
Operating income	$222.2	$208.6	$127.1	$(52.1)	$505.8
Intangible amortization expenses	15.0	0.7	21.1	(0.1)	36.7
Restructuring costs	6.4	4.2	2.9	—	13.5
Acquisition-related costs	0.7	—	0.6	—	1.3
Other special items	0.8	1.4	—	0.2	2.4
Adjusted operating income	$245.1	$214.9	$151.7	$(52.0)	$559.7
Operating margin	20.7%	19.5%	17.0%		17.5%
Adjusted operating margin	22.8%	20.1%	20.3%		19.4%

ITT Inc. | Q3 2026 Form 10-Q | 38

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
Reconciliations of adjusted income from continuing operations attributable to ITT to income from continuing operations attributable to ITT and adjusted income from continuing operations attributable to ITT per diluted share to income from continuing operations attributable to ITT per diluted share (EPS) for the three and nine months ended October 3, 2026 and September 27, 2025 are provided below. Per share amounts are reported in ones and may not calculate due to rounding.

	October 3, 2026		September 27, 2025
For the Three Months Ended	Income from Continuing Operations	EPS	Income from Continuing Operations	EPS
Reported	$123.6	$1.38	$127.0	$1.62
Intangible amortization	61.2	0.68	11.1	0.14
Restructuring costs	10.8	0.12	3.8	0.05
Acquisition-related costs	4.5	0.05	0.6	0.01
Other pre-tax special items	(2.3)	(0.03)	0.4	—
Net tax benefit of pre-tax special items	(5.8)	(0.07)	(3.5)	(0.05)
Other tax-related special items(a)(b)	11.3	0.13	9.1	0.12
Adjusted	$203.3	$2.26	$148.5	$1.89

	October 3, 2026		September 27, 2025
For the Nine Months Ended	Income from Continuing Operations	EPS	Income from Continuing Operations	EPS
Reported	$286.5	$3.21	$356.4	$4.46
Intangible amortization	150.5	1.69	36.7	0.46
Acquisition-related costs	123.3	1.38	1.3	0.02
Restructuring costs	23.9	0.27	13.5	0.17
Other pre-tax special items	(3.1)	(0.03)	2.4	0.03
Net tax benefit of pre-tax special items	(60.9)	(0.68)	(12.0)	(0.15)
Other tax-related special items(a)(b)	43.8	0.49	19.0	0.24
Adjusted	$564.0	$6.33	$417.3	$5.23
(a)The three months and nine months ended October 3, 2026 include tax expense on distributions of non-U.S. income of $12.3 and $22.0, tax expense related to undistributed foreign earnings of $8.3 and $16.1, tax expense from audit settlements of $3.4 and $4.1, a tax benefit from acquisition-related accounting of ($9.6) and ($8.1) and a tax benefit from uncertain tax positions of ($4.6) and ($1.0). The nine-month period included tax expense associated with amended tax filings in Luxembourg of $8.2.
(b)The three months and nine months ended September 27, 2025 include tax expense on distributions of non-U.S. income of $5.9 and $9.4, tax expense on return to accrual adjustments of $3.5 and $4.3, tax expense on undistributed foreign earnings of $0.1 and $3.5, and other tax (benefit) expense special items of ($0.4) and $1.8, respectively.
ITT Inc. | Q3 2026 Form 10-Q | 39

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
ITT Inc. | Q3 2026 Form 10-Q | 40

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
Beginning in February 2026, the United States and Israel conducted coordinated military strikes against Iran, which responded with direct and indirect attacks across the Middle East. Since that time, the conflict has continued through periods of escalation and de-escalation, including intermittent hostilities, ceasefires, and ongoing geopolitical tensions. Although we do not have material operations in the region, the ongoing conflict, and any further escalation, including renewed or expanded military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, including the Strait of Hormuz, cyberattacks, or other governmental or market responses, has resulted in, and could continue to result in, significant disruptions to global energy supplies and increases in energy prices. These developments may heighten inflationary pressures on our input costs and supply chain, adversely affect global supply chains, energy and commodity markets, currency exchange rates, financial markets, and overall macroeconomic conditions, and negatively impact customer demand in the markets in which we operate. While we expect the conflict to continue to affect our business, financial condition, and results of operations, the extent and duration of any such impacts remain uncertain.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 4, 2023, the Board of Directors approved an indefinite term $1,000 open-market share repurchase program (the 2023 Plan). As of October 3, 2026, there was $305 of remaining capacity under the 2023 Plan.
Purchases of equity securities by the issuer and affiliated purchasers

PERIOD	TOTAL NUMBER OF SHARES PURCHASED(1)(3)	AVERAGE PRICE PAID PER SHARE(2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS(3)	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
7/5/2026 - 8/1/2026	—	$—	—	$355
8/2/2026 - 8/29/2026	—	$—	—	$355
8/30/2026 - 10/3/2026	247,211	$202.50	247,211	$305
(1)Excludes shares withheld in settlement of employee tax withholding obligations due upon the vesting of restricted stock unit and performance stock unit awards.
(2)Average price paid per share is calculated on a settlement basis and excludes commissions.
(3)Amounts are in whole numbers.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITT Inc. | Q3 2026 Form 10-Q | 41

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
In its 2012 Annual Report, ITT described its acquisition of all the shares of Joh. Heinr. Bornemann GmbH (Bornemann) in November 2012, as well as certain activities of Bornemann in Iran and the wind down of those activities in accordance with a General License issued on December 26, 2012 by the Office of Foreign Assets Control (the General License). As permitted by the General License, on or before March 8, 2013, Bornemann completed the wind-down activities and ceased all activities in Iran. As required to be disclosed by Section 13(r), the gross revenues and operating income to Bornemann from its Iranian activities subsequent to its acquisition by ITT were 2.2 million Euros and 1.5 million Euros, respectively. Prior to its acquisition by ITT, Bornemann issued a performance bond to its Iranian customer in the amount of 1.3 million Euros (the Bond). Bornemann requested that the Bond be canceled prior to March 8, 2013; however, the former customer refused this request and as a result the Bond remains outstanding. Bornemann did not receive gross revenues or operating income, or pay interest, with respect to the Bond in any subsequent periods through October 3, 2026, however, Bornemann did pay fees of approximately 7 thousand Euros during the nine months ended October 3, 2026 and annual fees of 7 thousand Euros during 2025 to the German financial institution which is maintaining the Bond.
Rule 10b5-1 Trading Plans
During the three months ended October 3, 2026, the following executive officer adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K):
Bartek Makowiecki, the Company’s Senior Vice President, Chief Strategy Officer & President, Flow Technologies, entered into a Rule 10b5-1 trading arrangement (the “Rule 10b5-1 Plan”) on September 14, 2026, that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The Rule 10b5-1 Plan provides for the sale, subject to certain price limits, of up to 1,778 shares of the Company’s common stock. The Rule 10b5-1 Plan has a trading effective date of December 14, 2026, and no sales may occur before that date. Mr. Makowiecki’s Rule 10b5-1 Plan will expire on August 31, 2027, unless terminated earlier pursuant to the terms of the Rule 10b5-1 Plan. If all shares are sold pursuant to the Rule 10b5-1 Plan, Mr. Makowiecki will continue to satisfy the Company’s executive stock ownership guidelines.
No other director or executive officer of the Company adopted, modified, or terminated a trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1(c) under the Exchange Act or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, during the three months ended October 3, 2026.
ITT Inc. | Q3 2026 Form 10-Q | 42

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)
The following materials from ITT Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2026, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Condensed Financial Statements, and (vii) Cover Page

(104)	The cover page from the Quarterly Report on Form 10-Q for the quarter ended October 3, 2026, formatted in Inline XBRL (included in Exhibit 101).

ITT Inc. | Q3 2026 Form 10-Q | 43

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Inc.

(Registrant)

By:	/s/ CHERYL DE MESA GRAZIANO
Cheryl de Mesa Graziano
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
November 5, 2026
ITT Inc. | Q3 2026 Form 10-Q | 44